Form 10-K
period 2000-07-01
DELTA APPAREL INC
filed 2000-09-29
CIK 1101396

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-K

  |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                     For The Fiscal Year Ended July 1, 2000

                                       OR

     |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

            For the transition period from __________ to ___________

                           Commission File No. 1-15583

                               DELTA APPAREL, INC.
             (Exact name of registrant as specified in its charter)

               Georgia                                58-2508794
   (State or other jurisdiction of       (I.R.S. Employer Identification No.)
    incorporation or organization)

                        2750 Premiere Parkway, Suite 100
                              Duluth, Georgia 30097
               (Address of principal executive offices) (zip code)

       Registrant's telephone number, including area code: (678) 775-6900

          Securities registered pursuant to Section 12(b) of the Act:

                                                   Name of Each Exchange
    Title of Each Class                            on Which Registered
    -------------------                            -------------------

    Common Stock, par value $0.01                  American Stock Exchange
    Common Stock Purchase Rights                   American Stock Exchange

           Securities registered pursuant to Section 12(g) of the Act:

                                      None

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

    As of September 20, 2000, there were outstanding 2,411,643 shares of the registrant's common stock, par value $0.01, which is the only class of outstanding common or voting stock of the registrant. As of that date, the aggregate market value of the shares of common stock held by nonaffiliates of the registrant (based on the closing price for the common stock on the American Stock Exchange on September 20, 2000) was approximately $17.2 million.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Company's Annual Report to Stockholders for the fiscal year ended July 1, 2000 are incorporated by reference into Parts I and II.

Portions of the Registrant's definitive Proxy Statement to be filed pursuant to Regulation 14A for the 2000 Annual Meeting of Stockholders to be held on November 7, 2000 are incorporated by reference into Part III of this report.

                                     PART I

ITEM 1. BUSINESS

The following discussion contains various "forward-looking statements". All statements, other than statements of historical fact, that address activities, events or developments that Delta Apparel expects or anticipates will or may occur in the future are forward-looking statements. Examples are statements that concern future revenues, future costs, future capital expenditures, business strategy, competitive strengths, competitive weaknesses, goals, plans, references to future success or difficulties and other similar information. The words "estimate", "project", "forecast", "anticipate", "expect", "intend", "believe" and similar expressions, and discussions of strategy or intentions, are intended to identify forward-looking statements.

The forward-looking statements in this document are based on Delta Apparel's expectations and are necessarily dependent upon assumptions, estimates and data that Delta Apparel believes are reasonable and accurate but may be incorrect, incomplete or imprecise. Forward-looking statements are also subject to a number of business risks and uncertainties, any of which could cause actual results to differ materially from those set forth in or implied by the forward-looking statements. Many of these risks and uncertainties are described under the subheading "Risk Factors" below and are beyond Delta Apparel's control. Accordingly, any forward-looking statements do not purport to be predictions of future events or circumstances and may not be realized.

Delta Apparel does not undertake publicly to update or revise the forward-looking statements even if it becomes clear that any projected results will not be realized.

OVERVIEW

Based in Duluth, Georgia, Delta Apparel, Inc. (AMEX: DLA) ("Delta Apparel" or the "Company") is a vertically integrated supplier of knit apparel, particularly T-shirts, sportswear and fleece goods. Approximately 97% of Delta Apparel's fiscal year 2000 sales were of T-shirts. Delta Apparel specializes in selling to the decorated knit apparel marketplace products such as blank T-shirts, golf shirts and fleece sweatshirts. Delta Apparel sells its products to distributors, screen printers and private label accounts.

Delta Apparel is a Georgia corporation with its principal executive offices located at 2750 Premiere Parkway, Suite 100, Duluth, Georgia 30097 (telephone number: 678-775-6900). As described below, on June 30, 2000, Delta Apparel was spun-off as an independent company when Delta Woodside Industries, Inc. (NYSE:
DLW) ("Delta Woodside") separated into three businesses.

DELTA APPAREL DISTRIBUTION AND RELATED TRANSACTIONS

Delta Apparel was incorporated on December 10, 1999 as an indirect wholly-owned subsidiary of Delta Woodside.

Pursuant to a distribution agreement (the "Distribution Agreement") among Delta Woodside, Delta Apparel and Duck Head Apparel Company, Inc., a Georgia corporation ("Duck Head"), the following transactions, among others, were completed in May 2000 (the "Intercompany Reorganization"):

         (a) Delta Woodside and its subsidiaries (other than Delta Mills, Inc.) contributed, as contributions to capital, all net debt amounts owed to any of them by the corporations that had been conducting the Delta Apparel Company division's business, with certain exceptions. These intercompany contributions of debt did not, however, affect any obligation that Delta Woodside, Delta Apparel or Duck Head may have under the Distribution Agreement or the tax sharing agreement (the "Tax Sharing Agreement") among Delta Woodside, Delta Apparel and Duck Head. Prior to completion of the Intercompany Reorganization, the Delta Apparel Company division's assets were owned by several wholly-owned subsidiaries of Delta Apparel.

         (b) All the assets used in the operations of the Delta Apparel Company division's business were transferred to Delta Apparel or a subsidiary of Delta Apparel to the extent not already owned by Delta Apparel or its subsidiaries. This transfer included the sale by Delta Mills, Inc. to Delta Apparel of the Rainsford plant, located in Edgefield, SC.

         (c) Delta Apparel assumed all of the liabilities of the Delta Apparel Company division of Delta Woodside, and caused all holders of indebtedness for borrowed money that were part of the assumed Delta Apparel liabilities and all lessors of leases that were part of the assumed Delta Apparel liabilities to agree to look only to Delta Apparel or a subsidiary of Delta Apparel for payment of that indebtedness or lease (except where Delta Woodside or Duck Head, as applicable, consented to not being released from the obligations).

On June 30, 2000, Delta Woodside completed the pro rata distribution (the "Delta Apparel Distribution") of all the outstanding shares of Delta Apparel and the pro rata distribution (the "Duck Head Distribution") of all the outstanding shares of Duck Head to the holders of record of Delta Woodside shares on June 19, 2000. In the Delta Apparel Distribution, Delta Woodside distributed one share of Delta Apparel common stock to each of those holders for every ten shares of Delta Woodside common stock owned of record by that holder. As a result of the Delta Apparel Distribution, Delta Apparel became on June 30, 2000 a separate public reporting company, the common stock of which trades on the American Stock Exchange under the symbol "DLA".

BUSINESS
The following information under this subheading, "Business" describes Delta Apparel as if the transactions contemplated by the Distribution Agreement had been consummated at the beginning of the periods described. All references in this document to Delta Apparel refer to Delta Apparel, Inc., together with its subsidiaries.

PRODUCTS, MARKETING AND MANUFACTURING

Delta Apparel markets a standard set of knit garments with standard colors under the Delta Apparel(R) label to distributors, who resell to printers, and directly to large printer accounts. Delta Apparel also supplies knit apparel to private label customers under the customers' label. Approximately 46% of Delta Apparel's sales are to screen printers and approximately 32% to distributors, with the balance of its sales to private label accounts. Generally, sales to distributors and large printers are driven by availability of competitive products and price. Margins are generally 4 to 10 percentage points higher in the private label business, which is also characterized by slightly higher customer loyalty.

Delta Apparel's marketing is performed primarily by employed sales personnel located throughout the country. Delta Apparel maintains a sales office in New York City. Sales personnel call directly on the retail trade, contacting department stores, distributors, screen printing companies and mass marketers such as discount houses. Delta Apparel also utilizes independent sales representatives to sell to screen printing companies. Most knit apparel items are inventoried based on forecasts to permit quick shipment and to level production schedules. Special knit apparel items and customer private label knit apparel styles generally are made only to order.

Delta Apparel's sales reflect some seasonality, with sales during the first and fourth fiscal quarters generally being highest, and sales during the second fiscal quarter generally being the lowest.

As a vertically integrated operation, the Company converts raw fibers into finished apparel utilizing company-owned and leased facilities, as well as contractors and general suppliers for spinning, knitting, dyeing and finishing, and cutting and sewing operations. Delta Apparel spins the majority of its yarn at its modern facility in Edgefield, South Carolina, with the remainder being purchased from outside vendors. The business knits, dyes and finishes, and cuts the majority of its fabric in a company-owned plant in Maiden, North Carolina. In order to expand its textile production capacity, Delta Apparel has established an arrangement with a third party textile manufacturer under which the manufacturer will supply textile fabrics to Delta Apparel. Delta Apparel sews most of its garments in two leased facilities in Honduras and a small part of its production at a company-owned plant in Georgia. Delta Apparel also uses outside sewing contractors when demand exceeds internal production capacity or it is cost-effective to do so. Approximately 36% of Delta Apparel's current sewing requirements are satisfied by outside contractors. All products are distributed from Delta Apparel's distribution center in Tennessee. During the last five years, Delta Apparel has opened its two Honduras plants and closed five sewing plants in the United States. Delta Apparel is currently establishing a leased sewing facility in Mexico which the Company expects will commence production by the end of calendar year 2000. At 2000, 1999, and 1998 fiscal year ends, Delta Apparel's long-lived assets in Honduras comprised 15.6%, 6.6%, and 4.9%, respectively, of Delta Apparel's total net property, plant and equipment.

Delta Apparel's principal raw material is cotton. Cotton is acquired from several suppliers. Delta Apparel's average price per pound of cotton purchased and consumed (including freight and carrying cost) was $.601 in fiscal year 2000, $.678 in fiscal year 1999, and $.817 in fiscal year 1998. In fiscal year 2001 Delta Apparel expects to use over 40 million pounds of cotton in its manufacture of yarn. Delta Apparel has contracted to purchase approximately 91% and fixed the price on approximately 46% of its expected cotton requirements for fiscal year 2001. The percentage of its cotton requirements that Delta Apparel fixes each year varies depending upon its forecast of future cotton prices. Current cotton market prices are at relatively low levels. Delta Apparel believes that recent cotton prices have enabled it to contract for cotton at prices that will permit it to be competitive with other companies in the United States apparel industry when the cotton purchased for future use is put into production. To the extent that cotton prices decrease before Delta Apparel uses these future purchases, Delta Apparel could be materially and adversely affected, as there can be no assurance that it would be able to pass along its own relatively higher costs to its customers. In addition, to the extent that cotton prices increase and Delta Apparel has not provided for its requirements with fixed price contracts, Delta Apparel may be materially and adversely affected, as there can be no assurance that it would be able to pass along these increased costs to its customers.

No customer accounted for more than 10% of Delta Apparel's sales in fiscal year 2000, 1999 or 1998. Part of Delta Apparel's strategy is not to become dependent on any particular customer.

Many customers place multi-month orders, but request shipment at their discretion. Third party carriers are used to ship products to Delta Apparel's customers.

ORDER BACKLOG

Delta Apparel's order backlog at July 1, 2000 was $14.3 million, a $10.2 million decrease from the $24.5 million order backlog at July 3, 1999. In the third quarter of fiscal 1999, as a result of excessive inventory quantities, Delta Apparel began offering special pricing as part of Delta Apparel's inventory reduction plan. This caused the July 3, 1999 order backlog to be unusually high and to increase significantly over the June 27, 1998 backlog amount. Due to the lower average inventory levels during fiscal 2000, these special pricing allowances were not given, thereby causing the order backlog at July 1, 2000 to be significantly less than at July 3, 1999. Delta Apparel believes that backlog orders can give a general indication of future sales, although a growing percentage of the Company's business is sold on an at once shipment basis to catalog customers.

BUSINESS STRATEGY

Delta Apparel's strategy is to provide the best value to its customers with respect to the products it manufactures. This strategy includes the following components:

                  -Consistently produce high quality products.

                  -Provide excellent customer service with respect to rapid and accurate delivery, a close tie in to the customers' inventory needs and order monitoring.

                  -Shift the product mix to higher margin items.

                  -Take advantage of being largely a totally vertical producer to reduce costs, plan efficient production, implement exacting controls and provide consistent products.

                  -Use its Honduran facilities to manufacture most of its product, taking advantage of the favorable wage differential offered by that country.

                  -Establish a Mexican sewing plant to take advantage of the favorable wage differential offered by that country and the benefits offered by NAFTA.

                  -Use its Georgia plant to produce goods needed on a quick turnaround basis.

                  -Increase the focus on a relatively small range of core basic products.

                  -Have a balanced mix of customers.

                  -Continue to focus on the management of inventory and accounts receivable to minimize risk and capital investment.

                  -Increase production capacity to the extent economically feasible.

Delta Apparel's management believes that this strategy will take advantage of the following market trends:

                  -Increasing coordination, including electronic data interchange, between producers and retailers.

                  -Compression of the supply chain, with retailers monitoring sales on a weekly or daily basis, carrying less inventory, demanding quicker response times from producers and requiring producers to keep the retailers' inventories stocked for quick delivery.

                  -Because of the retailers' focus on cost reduction and enhancing narrow margins, virtually all productive capacity has gone off shore.

                  -Continued trend in the market toward more casual clothes.

COMPETITION

The cyclical nature of the apparel industry, characterized by rapid shifts in fashion, consumer demand and competitive pressures, results in both price and demand volatility. The demand for any particular product varies from time to time based largely upon changes in consumer preferences and general economic conditions affecting the apparel industry, such as consumer expenditures for non-durable goods. The apparel industry is also cyclical because the supply of particular products changes as competitors enter or leave the market.

Delta Apparel competes with a number of United States and Canadian branded and private label manufacturers of knit apparel. Many of these companies are larger in size and some have greater financial resources than Delta Apparel.

Some of Delta Apparel's competitors offer their product on consignment (whereby the customer is not billed until the customer resells the product) or with extended payment terms (90 to 180 days) to customers in some market segments. Delta Apparel's current strategy does not include offering similar terms to its customers. Delta Apparel believes that the long-term benefits of its approach will outweigh any short-term loss of business that it may suffer as result of this practice by some of its competitors.

Approximately three-quarters of the United States market sales of knit apparel are made by three major knit apparel manufacturers which are Delta Apparel's primary competitors. Based on mill dozens sold in 1998, Delta Apparel has an approximate 5% share of the market for decorated T-shirts for wholesalers and screen printers, which is up from 4% in 1996 and makes it a second tier supplier to the market. In fiscal year 2000, approximately 97% of Delta Apparel's sales were of T-shirts, 2% of Delta Apparel's sales were of fleece sweatshirts and 1% of Delta Apparel's sales were of other products.

The principal competitive factors are price, service, delivery time, quality and flexibility, with the relative importance of each factor depending upon the needs of particular customers and the specific product offering. Delta Apparel's products face considerable price pressure. Delta Apparel's strategy is to provide the best value to its customers. Favorable competitive aspects of Delta Apparel's business are the relatively high quality of its products, its state of the art information systems, its relatively low distribution and selling and general administrative costs and the business' flexibility and process control, which leads to product consistency. These advantages derive from Delta Apparel being largely a totally vertical producer, its focus on service and quick order turn around times and its relatively low distribution costs. Delta Apparel's primary relative competitive disadvantage is that its Delta Apparel brand name is not as well known as the brand names of its largest competitors, such as Fruit-of-the-Loom(R), Hanes(R) and Russell(R).

EMPLOYEES

At July 1, 2000, Delta Apparel had approximately 2,200 full time employees. Delta Apparel's employees are not represented by unions. Delta Apparel believes that its relations with its employees are good.

ENVIRONMENTAL AND REGULATORY MATTERS

Delta Apparel is subject to various federal, state and local environmental laws and regulations concerning, among other things, wastewater discharges, storm water flows, air emissions, ozone depletion and solid waste disposal. Delta Apparel's plants generate very small quantities of hazardous waste, which are either recycled or disposed of off-site. Most of its plants are required to possess one or more discharge permits.

On August 25, 2000, Delta Apparel's Maiden, North Carolina textile plant received a Notice of Violation and Assessment of Civil Penalty amounting to $2.1 thousand for violation of the 11% chronic toxicity effluent discharge limitation. A review of the facility's toxicity self-monitoring data from March, 2000 indicated a 4.1% chronic value, which is below the 11% limitation. Delta Apparel has responded to the violation by reformulating the high salt dye formulas. This has brought the Company within the permitted levels. Delta Apparel believes that it is in compliance in all material respects with all other federal, state, and local environmental statutes and requirements.

Delta Apparel's Maiden, North Carolina textile plant has received complaints from downstream owners about the color of its effluent discharge into a river's tributary. Although Delta Apparel's current NPDES permit, which expires in July 2001, does not regulate the color of effluent, some additional regulatory control of color is likely to occur in the future. Delta Apparel believes that it can reduce the color of its effluent discharge at an estimated cost of approximately $200,000 to $300,000 per year.

As a result of environmental rules relating to waste water discharge, any significant increase in production capacity of the Maiden, North Carolina plant would require significant expenditures for environmental studies and, depending on the results of those studies, possible significant other expenditures. The plant holds a permit to discharge 1 million gallons of waste water per day. As a result of process improvements, Delta Apparel has reduced the amount of waste water discharge from 950,000 gallons to a current level of approximately 825,000 gallons per day.

Delta Apparel incurs capital and other expenditures in each year that are aimed at achieving compliance with current and future environmental standards. Generally, the environmental rules applicable to Delta Apparel are becoming increasingly stringent. Delta Apparel does not expect that the amount of these expenditures in the future will have a material adverse effect on its operations, financial condition or liquidity. There can be no assurance, however, that future changes in federal, state, or local regulations, interpretations of existing regulations or the discovery of currently unknown problems or conditions will not require substantial additional expenditures. Similarly, the extent of Delta Apparel's liability, if any, for past failures to comply with laws, regulations and permits applicable to its operations cannot be determined.

RISK FACTORS

PRIOR TO FISCAL YEAR 2000, DELTA APPAREL HAD SIGNIFICANT OPERATING LOSSES AND USED SIGNIFICANT AMOUNTS OF CASH IN ITS OPERATIONS AND THESE LOSSES AND THIS USE OF CASH MAY RECUR.

Delta Apparel had operating losses of $9.7 million in the fiscal year ended July 3, 1999 and $17.8 million in the fiscal year ended June 27, 1998. Delta Apparel had operating income of $12.2 million in the fiscal year ended July 1, 2000.

Net cash used in operating activities by Delta Apparel was $6.8 million in the 1999 fiscal year and $12.6 million in the 1998 fiscal year. During the 2000 fiscal year, Delta Apparel generated $16.5 million of cash from operations.

Delta Apparel believes that the primary factors that have contributed to its recent positive operating results have been:

                  -Its use of its Honduras plants and sewing contractors with facilities in the Caribbean basin to satisfy its sewing needs;

                  -Its effective utilization of the new information systems that it has implemented;

                  -Efficiencies gained from the modernization of its textile manufacturing operation in Maiden, North Carolina;

                  -The increased proportion of its sales to T-shirt screen printers and sales to private label accounts; and

                  -The closing down by some of its competitors of manufacturing capacity.

The benefits that these factors have provided to Delta Apparel may decline as its competitors make similar or other changes to their operations. Such a change in competitive conditions, coupled with the long-term trend of declining prices for Delta Apparel's products, may cause Delta Apparel to incur operating losses or to use significant amounts of cash in its operations. Significant operating losses or significant uses by Delta Apparel of cash in its operations could cause Delta Apparel to be unable to pay its debts as they become due and to default on its credit facility, which would have an adverse effect on the value of the Delta Apparel shares.

PRIOR TO FISCAL YEAR 2000, DELTA APPAREL'S NEEDS FOR CASH WERE GENERALLY MET BY ADVANCES FROM DELTA WOODSIDE. SINCE MID-MAY 2000, DELTA APPAREL HAS BEEN ENTIRELY DEPENDENT ON ITS OWN OPERATIONS AND THIRD PARTY LENDERS TO OBTAIN NEEDED FINANCING.

Prior to fiscal year 2000, when the Delta Apparel operations needed funds for operations or capital expenditures, it received those funds from Delta Woodside. During the two fiscal years ended July 3, 1999, Delta Apparel used an aggregate of $25.5 million of cash provided by Delta Woodside (of which $16.0 million was used to pay interest to Delta Woodside on the affiliated debt owed by the Delta Apparel Company division).

As a result of the Delta Apparel Distribution and related transactions, Delta Apparel can no longer look to Delta Woodside to satisfy its cash flow needs.

DELTA APPAREL'S REVOLVING CREDIT FACILITY MAY NOT BE AVAILABLE OR SUFFICIENT TO SATISFY DELTA APPAREL'S NEEDS FOR WORKING CAPITAL.

Delta Apparel expects that its peak borrowing needs will be in its third and fourth fiscal quarters and that during those quarters it will be in its lowest cash position or it could possibly be required to draw against the revolver loan.

Delta Apparel's ability to borrow under its $25 million revolving credit facility will be based upon, and thereby limited by, the amounts of its accounts receivable and inventory. Any material deterioration in Delta Apparel's results of operations could, therefore, result in a reduction in Delta Apparel's borrowing base, which could cause Delta Apparel to lose its ability to borrow additional amounts under its revolving credit facility or to issue additional letters of credit to suppliers. In such a circumstance, the borrowing availability under Delta Apparel's credit facility may not be sufficient for Delta Apparel's working capital needs.

DEMAND FOR AND PRICING OF DELTA APPAREL'S PRODUCTS ARE LARGELY OUT OF DELTA APPAREL'S CONTROL. EVEN THOUGH DELTA APPAREL'S STRATEGY IS TO BE A LOW COST PRODUCER WITH A REPUTATION FOR QUALITY SERVICE, THIS STRATEGY MAY NOT BE SUFFICIENT TO OFFSET DETRIMENTAL TRENDS IN DEMAND AND PRICING FOR DELTA APPAREL'S PRODUCTS.

Prices for Delta Apparel's products have generally been dropping over the last several years, even though demand for Delta Apparel's products has increased since fiscal year 1998. The price declines have resulted from factors largely outside Delta Apparel's control, such as excess supply capacity, the industry's transfer of manufacturing out of the United States and declining raw material prices. Demand for Delta Apparel's products is dependent on the general demand for T-shirts and fleece goods and the availability of alternative sources of supply.

Delta Apparel's strategy in this market environment is to be a low cost producer and to differentiate itself by providing quality service to its customers. Even if this strategy is successful, its results may be offset by large demand or price declines.

DELTA APPAREL PURCHASES SIGNIFICANT AMOUNTS OF COTTON IN ITS BUSINESS. AS A RESULT, EVEN SMALL INCREASES IN THE PRICE OF COTTON CAN SIGNIFICANTLY INCREASE DELTA APPAREL'S PRODUCT COSTS.

Delta Apparel's principal raw material is cotton. In fiscal year 2001 Delta Apparel expects to use more than 40 million pounds of cotton in its manufacture of yarn. Accordingly, a one cent per pound increase in the average price of cotton during that period would increase Delta Apparel's product costs by more than $400,000.

The recent improvements in Delta Apparel's results of operations have been due in part to the fact that cotton prices have declined over the last few years. Delta Apparel has contracts that fix the prices it pays for cotton for a significant portion of its short-term requirements, but these contracts provide no price protection in the longer term. If cotton prices were to increase, Delta Apparel may not be able to increase the prices of its products to offset the corresponding increases in its product costs.

DELTA APPAREL'S ABILITY TO EXPAND PRODUCTION SIGNIFICANTLY IS LIMITED.

Delta Apparel's ability to increase production is constrained primarily by the capacity of its textile manufacturing operation. The ability of Delta Apparel to acquire fabric from outside sources is limited, and relatively significant expenditures would be required to expand the productive capacity of its Maiden, North Carolina textile plant.

DELTA APPAREL FACES INTENSE COMPETITION IN ITS MARKETS, AND DELTA APPAREL'S FINANCIAL RESOURCES ARE NOT AS GREAT AS SEVERAL OF ITS COMPETITORS.

The domestic apparel industry is highly competitive. In part because there are low economic barriers to entry into the apparel manufacturing business, a large number of domestic and foreign manufacturers supply apparel into the United States market.

Approximately three-quarters of the United States market sales of knit apparel are made by three major knit apparel manufacturers that are Delta Apparel's primary competitors. These primary competitors have brand names, such as Fruit-of-the-Loom(R), Hanes(R) and Russell(R), that are far better known than the Delta Apparel brand name. Based on mill dozens sold in 1998, Delta Apparel has an approximate 5% share of the market for decorated T-shirts for wholesalers and screen printers, which makes it a second tier supplier to the market.

Some of Delta Apparel's competitors have substantially greater financial, marketing, personnel and other resources than does Delta Apparel. This may enable Delta Apparel's competitors to compete more aggressively than can Delta Apparel in pricing, marketing and other respects, to react more quickly to market trends and to better weather market downturns.

THE FINANCIAL DIFFICULTIES OF SOME OF DELTA APPAREL'S COMPETITORS IS CURRENTLY CREATING CONSIDERABLE UNCERTAINTY IN DELTA APPAREL'S MARKETS.

Currently, some of Delta Apparel's competitors are experiencing significant financial difficulties. These difficulties may lead these competitors to sell substantial amounts of goods at prices against which Delta Apparel cannot effectively compete.

THERE MAY BE LITTLE INSTITUTIONAL INTEREST, RESEARCH COVERAGE OR TRADING VOLUME IN THE DELTA APPAREL SHARES BECAUSE OF DELTA APPAREL'S SIZE. IN ADDITION, A LARGE PERCENTAGE OF THE OUTSTANDING DELTA APPAREL SHARES ARE HELD BY A FEW INSTITUTIONAL INVESTORS WHO ARE FREE TO SELL THEIR DELTA APPAREL SHARES AT ANY TIME. THESE FACTORS COULD HAVE A MAJOR DEPRESSIVE EFFECT ON THE MARKET PRICE OF THE DELTA APPAREL SHARES FOR AN INDETERMINATE PERIOD OF TIME.

Various investment banking firms have informed Delta Apparel that public companies with relatively small market capitalizations have difficulty generating institutional interest, research coverage or trading volume, which illiquidity can translate into price discounts as compared to industry peers or to the shares' inherent value. Delta Apparel believes that the market will perceive it to have a relatively small market capitalization. In addition, some of Delta Woodside's stockholders who receive Delta Apparel shares in the Delta Apparel Distribution may wish to dispose of those shares because they do not meet the stockholders' investment objectives regardless of the shares' value or prospects. Moreover, the financial difficulties of other companies in Delta Apparel's industry are likely to have a depressive effect on the market for the Delta Apparel shares. Coupled with Delta Apparel's prior history of operating losses, these factors could lead to Delta Apparel's shares trading at prices that are significantly lower than Delta Apparel's estimate of their inherent value.

As of September 20, 2000, Delta Apparel had outstanding approximately 2,411,643 shares of common stock. Delta Apparel believes that approximately 67.8% of this stock is beneficially owned by persons who beneficially own more than 5% of the outstanding shares of Delta Apparel common stock and related individuals, and that of this approximately 29.2% of the outstanding stock is beneficially owned by institutional investors. Sales of substantial amounts of Delta Apparel common stock in the public market by any of these large holders could adversely affect the market price of the common stock.

POLITICAL AND ECONOMIC UNCERTAINTY IN HONDURAS COULD ADVERSELY AFFECT DELTA APPAREL.

Delta Apparel has two company-operated sewing facilities located in Honduras. The Honduran labor market has recently tightened, which has had some adverse effects on most industries located in Honduras. In addition, Delta Apparel might be adversely affected if economic or legal changes occur in Honduras that affect the way in which Delta Apparel conducts its business in that country. For example, a growing economy could lower unemployment which could increase wage rates or make it difficult to retain employees or employ enough people to meet demand. The government could also decide to add additional holidays or change employment law increasing Delta Apparel's costs to produce.

DELTA APPAREL'S RESULTS COULD BE ADVERSELY AFFECTED BY U.S. TRADE REGULATIONS.

Delta Apparel's products are subject to foreign competition, which in the past has been faced with significant U.S. government import restrictions. Foreign producers of apparel often have significant labor cost advantages. Given the number of these foreign producers, the substantial elimination of import protections that protect domestic apparel producers could materially adversely affect Delta Apparel's business. The extent of import protection afforded to domestic apparel producers has been, and is likely to remain, subject to considerable political considerations.

The North American Free Trade Agreement (which this document refers to as "NAFTA") became effective on January 1, 1994 and has created a free-trade zone among Canada, Mexico and the United States. NAFTA contains a rule of origin requirement that products be produced in one of the three countries in order to benefit from the agreement. NAFTA has phased out all trade restrictions and tariffs among the three countries on apparel products competitive with those of Delta Apparel. Because most of Delta Apparel's internal production of apparel currently occurs outside of the NAFTA territory, NAFTA may adversely affect Delta Apparel so long as Delta Apparel has manufacturing facilities outside of the three NAFTA countries.

Delta Apparel, along with all of its major competition, makes use of provisions of the tariff code that are commonly referred to as Section 807 and Section 807A. Section 807 provides for the duty-free treatment of United States origin components used in the assembly of imported articles. The result is that duty is assessed only on the value of any foreign components that may be present and the labor cost incurred offshore in the assembly of apparel using United States origin fabric components. Pursuant to Section 807A, apparel articles assembled in a Caribbean country (such as Honduras), in which all fabric components have been wholly formed and cut in the United States (such as at Delta Apparel's Maiden plant in North Carolina), are subject to preferential quotas with respect to access into the United States for such qualifying apparel, in addition to the significant tariff reduction pursuant to Section 807. Apparel not meeting the criteria of Section 807, Section 807A or NAFTA is subject to quotas and/or relatively higher tariffs, except as may result under the Trade and Development Act of 2000, as noted below. Delta Apparel believes that, if Section 807 or
Section 807A or any similar program were repealed or adversely altered in whole or in part, Delta Apparel would be at a serious competitive disadvantage relative to textile and apparel manufacturers in the rest of the world seeking to enter the United States market.

The Trade and Development Act of 2000 (often referred to as the "CBI Parity Bill") will become effective on October 1, 2000. Delta Apparel believes that the provisions of the CBI Parity Bill will have the following effects most relevant to its business:

                  -Apparel assembled in most Caribbean nations (such as Honduras) from fabric formed and cut in the United States of U.S. yarn can enter the United States duty-free;

                  -Apparel cut and sewn in most Caribbean nations from fabric formed in the United States of U.S. yarn can enter the United States duty-free so long as it is sewn with U.S. manufactured thread; and

                  -Certain limits of apparel made from fabric formed in certain Caribbean nations of U.S. yarn and cut and sewn in those nations can enter the United States duty-free.

Apparel entering the United States under any of these three provisions will not be subject to any quotas that may exist for that specific category of goods. Delta Apparel believes that the CBI Parity Bill will give it a competitive advantage relative to apparel manufacturers outside of the Caribbean and improve its competitive position relative to apparel manufacturers inside the non-U.S.P NAFTA countries. Subsequent repeal or adverse alteration of the CBI Parity Bill could put Delta Apparel at a serious competitive disadvantage relative to such manufacturers.

The World Trade Organization (which this document refers to as the "WTO"), a new multilateral trade organization, was formed in January 1995 and is the successor to the General Agreement on Tariffs and Trade. This new multilateral trade organization has set forth mechanisms by which world trade in clothing is being progressively liberalized by phasing-out quotas and reducing duties over a period of time that began in January of 1995. As it implements the WTO mechanisms, the U.S. government is negotiating bilateral trade agreements with developing countries (which are generally exporters of textile and apparel products) that are members of the WTO to get them to reduce their tariffs on imports of textiles and apparel in exchange for reductions by the United States in tariffs on imports of textiles and apparel. The elimination of quotas and the reduction of tariffs under the WTO may result in increased imports of certain apparel products into North America. These factors could make Delta Apparel's products less competitive against low cost imports from developing countries.

DELTA APPAREL IS DEPENDENT ON ITS TRADEMARKS.

Delta Apparel relies on the strength of its trademarks. Approximately 75% of Delta Apparel's products are currently sold under the Delta Apparel(R) brand. Delta Apparel has incurred legal costs in the past to establish and protect its trademarks, but this cost has not been significant. Delta Apparel may in the future be required to expend resources to protect these trademarks. The loss or limitation of the exclusive right to use its trademarks could adversely affect Delta Apparel's sales and results of operations.

A LOSS OF KEY MANAGEMENT PERSONNEL, PARTICULARLY ROBERT W. HUMPHREYS, COULD ADVERSELY AFFECT DELTA APPAREL.

Delta Apparel's success depends upon the talents and efforts of a small number of key management personnel, particularly Robert W. Humphreys (President and Chief Executive Officer of Delta Apparel). The loss or interruption of the services of these executives could have a material adverse effect on Delta Apparel. Delta Apparel has no assurance that it would be able to find replacements for its key management with equivalent skills or experience in a timely manner or at all.

DELTA APPAREL'S BUSINESS IS SEASONAL.

Historically, Delta Apparel's business has been seasonal, with peak sales occurring in the first and fourth quarters of its fiscal year. In response to this seasonality, Delta Apparel generally increases its inventory levels, and thereby has higher working capital needs, during the third and fourth quarters of its fiscal year to meet customer demands for the peak first and fourth fiscal quarter seasons.

DELTA APPAREL'S RESULTS WILL LIKELY BE CYCLICAL.

Delta Apparel and the U.S. apparel industry are sensitive to the business cycle of the national economy. Moreover, the popularity, supply and demand for particular apparel products can change significantly from year to year based on prevailing fashion trends and other factors.

Reflecting the cyclical nature of the apparel industry, many apparel producers tend to increase capacity during years in which sales are strong. These increases in capacity tend to accelerate a general economic downturn in the apparel markets when demand weakens.

These factors have contributed historically to fluctuations in Delta Apparel's results of operations and these fluctuations are expected to occur in the future. Delta Apparel may be unable to compete successfully in any industry downturn.

DELTA APPAREL DEPENDS ON OUTSIDE PRODUCTION FOR A SIGNIFICANT PORTION OF ITS PRODUCTION.

Delta Apparel currently sources from third party suppliers 25% to 40% of the sewing production it requires. Any shortage of supply or significant price increases from Delta Apparel's suppliers could adversely affect Delta Apparel's results of operations.

DELTA APPAREL'S CREDIT AGREEMENT IMPOSES RESTRICTIONS THAT, IF BREACHED BY DELTA APPAREL, MAY PREVENT IT FROM BORROWING UNDER ITS REVOLVING CREDIT FACILITY AND RESULT IN THE EXERCISE OF REMEDIES BY THE CREDIT AGREEMENT LENDER.

Delta Apparel's credit agreement contains covenants that restrict, among other things, the ability of Delta Apparel and its subsidiaries to incur indebtedness, create liens, consolidate, merge, sell assets or make investments. The credit agreement also contains customary representations and warranties, funding conditions and events of default.

A breach of one or more covenants or any other event of default under the Delta Apparel credit agreement could result in an acceleration of Delta Apparel's obligations under that agreement, in the foreclosure on any assets subject to liens in favor of the credit agreement's lender and in the inability of Delta Apparel to borrow additional amounts under the credit agreement.

ENVIRONMENTAL RULES COULD ADVERSELY AFFECT DELTA APPAREL.

Delta Apparel's operations must meet extensive federal, state and local regulatory standards in the areas of safety, health and environmental pollution controls. In addition, there can be no assurance that future changes in federal, state, or local regulations, interpretations of existing regulations or the discovery of currently unknown problems or conditions will not require substantial additional expenditures. Similarly, the extent of Delta Apparel's liability, if any, for past failures to comply with laws, regulations and permits applicable to its operations cannot be determined.

DELTA APPAREL MAY BE RESPONSIBLE FOR ANY HISTORICAL TAX LIABILITIES OF DELTA WOODSIDE AND DUCK HEAD THAT DELTA WOODSIDE OR DUCK HEAD DOES NOT PAY.

Prior to the Delta Apparel Distribution, Delta Apparel was a member of Delta Woodside's consolidated group for federal income tax purposes. Each member of a consolidated group is jointly and severally liable for the federal income tax liability of the other members of the group. After the Delta Apparel Distribution, Delta Apparel, along with Delta Woodside and Duck Head, will continue to be liable for these Delta Woodside liabilities that were incurred for periods before the Delta Apparel Distribution.

Delta Apparel, Delta Woodside and Duck Head have entered into the Tax Sharing Agreement. This agreement generally seeks to allocate consolidated federal income tax liabilities to Delta Woodside for all periods prior to and including the Delta Apparel Distribution. Under this agreement, Delta Woodside generally retains the authority to file returns, respond to inquiries and conduct proceedings on Delta Apparel's behalf with respect to consolidated federal income tax returns for periods beginning before the Delta Apparel Distribution. In addition, Delta Woodside has the authority to decide all disputes that arise under the Tax Sharing Agreement. These arrangements may result in conflicts of interest among Delta Apparel, Delta Woodside and Duck Head. In addition, if Delta Woodside does not satisfy any of its liabilities respecting any period prior to the Delta Apparel Distribution, Delta Apparel could be responsible for satisfying them, notwithstanding the Tax Sharing Agreement.

DELTA APPAREL'S PRINCIPAL STOCKHOLDERS WILL EXERT SUBSTANTIAL INFLUENCE.

As of September 20, 2000, two members of Delta Apparel's board of directors and related individuals had the voting power in Delta Woodside shares that results in voting power with respect to approximately 24.6% of the outstanding Delta Apparel common stock. These individuals will exert substantial influence with respect to all matters submitted to a vote of stockholders, including elections of Delta Apparel's directors.

VARIOUS RESTRICTIONS AND AGREEMENTS COULD HINDER ANY ATTEMPT BY A THIRD PERSON TO CHANGE CONTROL OF DELTA APPAREL.

Delta Apparel has entered into a rights agreement providing for the issuance of rights that will cause substantial dilution to any person or group of persons that acquires 20% or more of the outstanding Delta Apparel common shares without the rights having been redeemed by the Delta Apparel board. In addition, Delta Apparel's articles of incorporation and bylaws and the Official Code of Georgia contain provisions that could delay or prevent a change in control of Delta Apparel in a transaction that is not approved by its board of directors. These include provisions requiring advance notification of stockholder nominations for director and stockholder proposals, setting forth additional factors to be considered by the board of directors in evaluating extraordinary transactions, prohibiting cumulative voting, limiting business combinations with stockholders that have a significant beneficial ownership in Delta Apparel shares, and prohibiting stockholders from calling a special meeting. Moreover, Delta Apparel's board of directors has the authority, without further action by the stockholders, to set the terms of and to issue preferred stock. Issuing preferred stock could adversely affect the voting power of the owners of Delta Apparel common stock, including the loss of voting control to others.

Delta Apparel's credit agreement also provides that a "change of control", as defined in that agreement, would be an event of default and includes restrictions on the ability of Delta Apparel and its subsidiaries to pay dividends and make share repurchases.

All of these provisions could deter or prevent an acquirer that is interested in acquiring Delta Apparel from doing so.


ITEM 2.  PROPERTIES

Delta Apparel's principal administrative, sales, and marketing operations are located in a leased facility in Duluth, Georgia. The lease is for approximately 18,600 square feet and expires in February, 2006 and has one option to extend the lease for a five year term. The Company also has a leased sales office in New York City. The lease is for approximately 648 square feet and expires in November, 2003. The following table provides a description of Delta Apparel's principal production and warehouse facilities.

    ------------------------------------------------ ---------------------------- ----------------- ------------------
                       Location                              Utilization            Approximate          Owned/
                                                                                       Square            Leased
                                                                                      Footage
    ------------------------------------------------ ---------------------------- ----------------- ------------------
    Rainsford Plant, Edgefield, SC                   Spin                         296,000           Owned
    ------------------------------------------------ ---------------------------- ----------------- ------------------
    Maiden Plant, Maiden, NC                         Knit/dye/finish/cut          305,000           Owned
    ------------------------------------------------ ---------------------------- ----------------- ------------------
    Washington Plant, Washington, GA                 Sew                          129,800           Owned
    ------------------------------------------------ ---------------------------- ----------------- ------------------
    Distribution Center, Knoxville, TN               Distribution                 550,000           Owned
    ------------------------------------------------ ---------------------------- ----------------- ------------------
    Honduras Plant, San Pedro Sula, Honduras         Sew                            70,000          Leased (1)
    ------------------------------------------------ ---------------------------- ----------------- ------------------
    Honduras Plant, San Pedro Sula, Honduras         Sew                            30,000          Leased (1)
    ------------------------------------------------ ---------------------------- ----------------- ------------------
    Mexico Plant, Campeche, Mexico                   Sew                            47,000          Leased (2)
    ------------------------------------------------ ---------------------------- ----------------- ------------------

(1) The lease of each of these Honduras plants expires in November 2000. Delta Apparel has an option to extend each lease for an additional 5 years.

(2) The lease of the Mexico plant expires in June 2010. Delta Apparel has an option to extend the lease for an additional 5 years.

Substantially all of Delta Apparel's assets are subject to liens in favor of Delta Apparel's credit agreement lender.

Various factors affect the relative use by Delta Apparel of its own facilities and outside contractors in the various apparel production phases. Delta Apparel is currently using the majority of its internal production capacity.

Delta Apparel believes that its equipment and facilities are generally adequate to allow it to remain competitive with its principal competitors.


ITEM 3.  LEGAL PROCEEDINGS

In April 1994, a product liability and wrongful death lawsuit, captioned Scelza, et al. v. Caldor, Inc., et al, was filed in the Supreme Court of the State of New York in New York County, New York, against Duck Head Apparel Company, Inc., a Tennessee corporation (which conducted the Delta Apparel Company division's business and the Duck Head Apparel Company division's business), and other parties. Venue of the lawsuit has been changed to the Supreme Court of the State of New York in Westchester County, New York. The lawsuit seeks $95 million, plus punitive damages and attorneys' fees, for the death in January 1993 of Mrs. Scelza allegedly caused by her bodysuit and Duck Head sweatshirt catching fire while she used a gas range. The lawsuit was previously stayed as a result of the bankruptcy of Caldor, Inc., a defendant in the case. The case is still in the preliminary stages and very little discovery has been completed. Because the allegedly defective sweatshirt would have been manufactured by the Delta Apparel Company division (if it was a Duck Head sweatshirt), Delta Apparel has agreed in the Distribution Agreement to indemnify Delta Woodside and Duck Head with respect to this lawsuit. Delta Apparel believes that any reasonably likely judgment in the lawsuit would be covered by insurance and, therefore, does not believe that the lawsuit will have a material adverse effect on Delta Apparel's operations, financial condition or liquidity.

All other pending litigation to which Delta Apparel is a party is ordinary routine product liability litigation or contract breach litigation incident to its business that does not depart from the normal kind of such actions. Delta Apparel believes that none of these actions, if adversely decided, would have a material adverse effect on its results of operations, financial condition or liquidity taken as a whole.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of the Company's 2000 fiscal year following the Delta Apparel Distribution.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information for Common Stock

The common stock of the Company is listed on the American Stock Exchange. The common stock was first traded on the Exchange on June 30, 2000 concurrent with the Delta Apparel Distribution. On that date, the high and low sales prices for Delta Apparel's common stock were $9.25 and $8.75, respectively. Prior to the Delta Apparel Distribution, Delta Apparel was a wholly-owned subsidiary of Delta Woodside and there was no established public trading market for the Company's shares.

Holders

At September 20, 2000, there were approximately 1,707 holders of record of common stock.

Dividends

No dividends were declared on the Company's common stock in fiscal 2000. Subject to the provisions of any outstanding blank check preferred stock, the holders of Delta Apparel common stock are entitled to receive whatever dividends, if any, may be declared from time to time by the Delta Apparel board of directors in its discretion from funds legally available for that purpose. Delta Apparel's credit agreement permits the payment of cash dividends in an amount up to 25% of cumulative net income (excluding extraordinary or unusual non-cash items), provided that no event of default exists or would result from that payment and after the payment at least $6.0 million remains available to borrow under the revolving credit facility.

Delta Apparel expects that it will from time to time consider the advisability of instituting a dividend program. In general, any future cash dividend payments will depend upon Delta Apparel's earnings, financial condition, capital requirements, compliance with loan covenants and other relevant factors.

Recent Sales of Unregistered Securities

Following Delta Apparel's incorporation on December 10, 1999, Delta Apparel issued 100 shares of its common stock for aggregate consideration of $100 to its parent corporation, Duck Head Apparel Company, Inc., a Tennessee corporation which was an indirect wholly-owned subsidiary of Delta Woodside, in a transaction that was not registered under the Securities Act of 1933 because of the exemption from registration provided by Section 4(2) of that Act. As part of the Intercompany Reorganization described in "Business - Delta Apparel distribution and related transactions", Delta Apparel's parent corporation merged into its immediate parent corporation, which in turn merged into Delta Woodside. On June 28, 2000, prior to the Delta Apparel Distribution, Delta Apparel issued as a stock dividend to Delta Woodside, in a transaction that did not constitute a sale under the Securities Act of 1933, the number of additional Delta Apparel shares needed so that the Delta Apparel Distribution could be effected.


ITEM 6.  SELECTED FINANCIAL DATA

The material under the heading "Selected Financial Data" in the Company's annual report to stockholders for the year ended July 1, 2000 is incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The material under the heading "Management's Discussion and Analysis of Results of Operations and Financial Condition" in the Company's annual report to stockholders for the year ended July 1, 2000 is incorporated herein by reference.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity  Risk  Sensitivity

The Company purchases cotton from approximately seven established merchants with whom it has long standing relationships. The majority of the Company's purchases are executed using "on-call" contracts. These on-call arrangements are used to insure that an adequate supply of cotton is available for the Company's requirements. Under on-call contracts, the Company agrees to purchase specific quantities for delivery on specific dates, with pricing to be determined at a later time. Prices are set according to prevailing prices, as reported by the New York Cotton Exchange, at the time of the Company's election to fix specific contracts.

Cotton on-call with a fixed price at July 1, 2000 was valued at $10.8 million, and is scheduled for delivery between July, 2000 and December, 2000. At July 1, 2000, the Company had unpriced contracts for deliveries between September, 2000 and June, 2001. Based on the prevailing price at July 1, 2000, the value of these commitments are approximately $11.3 million. As commodity price aberrations are generally short-tem in nature, and have not historically had a significant long-term impact on operating performance, financial instruments are not used to hedge commodity price risk. At July 1, 2000, a 10% decline in the market price of the cotton covered by Delta Apparel's fixed price contracts would have had a negative impact of approximately $1.1 million on the value of the contracts.

Interest Rate Sensitivity

Delta Apparel's credit agreement provides that the interest rate on outstanding amounts owed shall bear interest at variable rates. If the amounts of outstanding indebtedness at July 1, 2000 under the term loan were outstanding for the entire year and the interest rate on this outstanding indebtedness were increased by 1%, Delta Apparel's expense would be approximately $0.1 million higher than at the current rate of interest. The actual increase in interest expense resulting from a change in interest rates would depend on the magnitude of the increase in rates and the average principal balance outstanding.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The material included under the heading "Independent Auditors' Report" and the consolidated financial statements and related notes thereto included in the Company's annual stockholders' report for the year ended July 1, 2000 are incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.



                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item is incorporated herein by reference from the portions of the definitive Proxy Statement to be filed with the Securities and Exchange Commission on or prior to 120 days following the end of the Company's fiscal year under the headings "Election of Directors", "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance".

Effective September 14, 2000, Bettis C. Rainsford resigned as a director of the Company.


ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference from the portions of the definitive Proxy Statement to be filed with the Securities and Exchange Commission on or prior to 120 days following the end of the Company's fiscal year under the headings "Management Compensation" and "Compensation Committee Interlocks and Insider Participation".


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is incorporated herein by reference from the portion of the definitive Proxy Statement to be filed with the Securities and Exchange Commission on or prior to 120 days following the end of the Company's fiscal year under the heading "Stock Ownership of Principal Shareholders and Management".


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated herein by reference from the portion of the definitive Proxy Statement to be filed with the Securities and Exchange Commission on or prior to 120 days following the end of the Company's fiscal year under the heading "Related Party Transactions".

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES & REPORTS ON FORM 8-K

(a)(1) and (2)  Financial Statements and Financial Statement Schedules

         The following consolidated financial statements of Delta Apparel, Inc. and subsidiaries included in the Company's annual report to stockholders are incorporated herein by reference:

                  Consolidated balance sheets--July 1, 2000 and July 3, 1999. Consolidated statements of operations--Years ended July 1,
                    2000, July 3, 1999 and June 27, 1998.
                  Consolidated statements of stockholders' equity/divisional deficit--Years ended July 1, 2000, July 3, 1999 and June 27, 1998.
                  Consolidated statements of cash flows--Years ended July 1,
                    2000, July 3, 1999 and June 27, 1998.
                  Notes to consolidated financial statements.

         The following consolidated financial statement schedule of Delta Apparel, Inc. and subsidiaries is included in Item 14(d):

                  Schedule II -- Consolidated Valuation and Qualifying Accounts

         All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted. Columns omitted from schedules filed have been omitted because the information is not applicable.


(a)(3) Listing of Exhibits*

         2.1 Distribution Agreement by and among Delta Woodside Industries, Inc, DH Apparel Company, Inc. (since renamed Duck Head Apparel Company, Inc.) and the Company (excluding schedules and exhibits): Incorporated by reference to Exhibit 2.1 to the Company's Form 10.

         3.1 Articles of Incorporation of the Company: Incorporated by reference to Exhibit 3.1 to the Company's Form 10.

         3.2.1    Bylaws of the Company: Incorporated by reference to Exhibit
                  3.2.1 to the Company's Form 10.

         3.2.2    Amendment to Bylaws of the Company adopted January 20, 2000:
                  Incorporated by reference to Exhibit 3.2.2 to the Company's Form 10.

         3.2.3    Amendment to Bylaws of the Company adopted February 17, 2000:
                  Incorporated by reference to Exhibit 3.2.3 to the Company's Form 10.

         3.2.4    Amendment to Bylaws of the Company adopted June 6, 2000:
                  Incorporated by reference to Exhibit 3.2.4 to the Company's Form 10.

         4.1      See Exhibits 3.1, 3.2.1, 3.2.2, 3.2.3, 3.2.4, 10.8.1, 10.8.2,
                  10.8.3, 10.8.4 and 10.8.5.

         4.2 Specimen certificate for common stock, par value $0.01 per share, of the Company: Incorporated by reference to Exhibit
                  4.2 to the Company's Form 10.

         4.3 Shareholder Rights Agreement, dated January 27, 2000, by and among the Company and First Union National Bank: Incorporated by reference to Exhibit 4.3 to the Company's Form 10.

         10.1     See Exhibits 2.1 and 4.3.

         10.2 Tax Sharing Agreement by and among Delta Woodside Industries, Inc., Duck Head Apparel Company, Inc. and the Company:
                  Incorporated by reference to Exhibit 2.2 to the Report on Form 8-K of Delta Woodside Industries, Inc. (File No. 1-10095) with date of June 30, 2000.

         10.3.1 Letter dated December 14, 1998, from Delta Woodside Industries, Inc. to Robert W. Humphreys: Incorporated by reference to the Form 10-Q/A of Delta Woodside Industries, Inc. for the quarterly period ended December 26, 1998 (Commission File No. 1-10095).**

         10.3.2 Letter dated April 22, 1999, from Delta Woodside Industries, Inc. to Robert W. Humphreys: Incorporated by reference to the Form 10-K of Delta Woodside Industries, Inc. for the fiscal year ended July 3, 1999 (Commission File No. 1-10095).**

         10.4 Delta Apparel, Inc. 2000 Stock Option Plan, Effective as of February 15, 2000, Amended & Restated March 15, 2000:
                  Incorporated by reference to Exhibit 10.4 to the Company's Form 10.**

         10.5 Delta Apparel, Inc. Incentive Stock Award Plan, Effective February 15, 2000, Amended & Restated March 15, 2000:
                  Incorporated by reference to Exhibit 10.5 to the Company's Form 10.**

         10.6     Delta Apparel, Inc. Deferred Compensation Plan for Key
                  Managers: Incorporated by reference to Exhibit 10.6 to the Company's Form 10.**

         10.7 Form of Amendment of Certain Rights and Benefits Relating to Stock Options and Deferred Compensation by and between Delta Woodside Industries, Inc., the Company and certain pre-spin-off Delta Woodside Industries, Inc. plan participants: Incorporated by reference to Exhibit 10.7 to the Company's Form 10.**

         10.7.1 List of directors and officers of the Company who signed the document described in Exhibit 10.7.

         10.8.1 Collateral Assignment of Acquisition Agreements dated May 16, 2000 by and among DH Apparel Company, Inc., Delta Apparel, Inc. in favor of Congress Financial Corporation (Southern):
                  Incorporated by reference to Exhibit 10.8.1 to the Company's Form 10.

         10.8.2 Loan and Security Agreement by and between Congress Financial Corporation (Southern), Delta Apparel, Inc., dated May 16, 2000 (excluding exhibits and schedules): Incorporated by reference to Exhibit 10.8.2 to the Company's Form 10.

         10.8.3 Term Promissory Note in the principal amount of $10,000,000 dated May 16, 2000 by Delta Apparel, Inc. in favor of Congress Financial Corporation (Southern): Incorporated by reference to
                  Exhibit 10.8.3 to the Company's Form 10.

         10.8.4 Pledge and Security Agreement dated May 16, 2000 by Delta Apparel, Inc. by and in favor of Congress Financial Corporation (Southern) (excluding exhibits and schedules):
                  Incorporated by reference to Exhibit 10.8.4 to the Company's Form 10.

         10.8.5 Trademark Security Agreement dated May 16, 2000 by and between Delta Apparel, Inc. and Congress Financial Corporation (Southern) (excluding exhibits and schedules): Incorporated by reference to Exhibit 10.8.5 to the Company's Form 10.

         10.9 Form of Agreement Respecting Delta Woodside Industries, Inc. Long Term Incentive Plan dated in June 2000: Incorporated by reference to Exhibit 10.9.1 to Annual Report on Form 10-K for fiscal year ended July 1, 2000 of Delta Woodside Industries, Inc. (Commission File No. 1-10095.)**

         13       Annual Report to Stockholders for fiscal year 2000.

         21       Subsidiaries of the Company.

         23 Report on Schedule for the years ended July 1, 2000, July 3, 1999 and June 27, 1998.

         27       Financial Data Schedule (electronic filing only).

         * All reports previously filed by the Company with the Commission pursuant to the Securities Exchange Act, and the rules and regulations promulgated thereunder, exhibits of which are incorporated to this Report by reference thereto, were filed under Commission File Number 1-15583.

         ** This is a management contract or compensatory plan or arrangement.

         The registrant agrees to furnish supplementally to the Securities and Exchange Commission a copy of any omitted schedule or exhibit to any of the above filed exhibits upon request of the Commission.

(b)  Reports on Form 8-K

         The Company did not file any report on Form 8-K during the fiscal quarter ended July 1, 2000.

(c)   Exhibits

         The response to this portion of Item 14 is submitted as a separate section of this report.

(d)  Financial Statement Schedules

         The response to this portion of Item 14 is submitted as a separate section of this report.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                           DELTA APPAREL, INC.
                                                           (Registrant)


September 28, 2000                                         By:  /s/ Herbert M. Mueller
--------------------------------------------               ----------------------------------------
                    Date                                   Herbert M. Mueller
                                                           Vice President, Chief Financial Officer
                                                           and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ C. C. Guy                       9/27/00              /s/ Max Lennon                   9/28/00
--------------------------------------------             ----------------------------------------
C. C. Guy                            Date                Max Lennon                       Date
Director                                                 Director

                                                          /s/ Buck A. Mickel             9/27/00
/s/ William F. Garrett              9/27/00               ----------------------------------------
--------------------------------------------              Buck A. Mickel                   Date
William F. Garrett                   Date                 Director
Director

                                                          /s/ Herbert M. Mueller          9/28/00
/s/ Robert W. Humphreys              9/26/00              ----------------------------------------
--------------------------------------------              Herbert M. Mueller               Date
Robert W. Humphreys                  Date                 Vice President, Chief Financial Officer
President, Chief Executive Officer &                      & Treasurer (principal financial officer
Director                                                  and principal accounting officer)

/s/ James F. Kane                    9/28/00
--------------------------------------------
James F. Kane                        Date
Director

                 SCHEDULE II--CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

                               DELTA APPAREL, INC.

                                 (In thousands)

     ALLOWANCE FOR DOUBTFUL ACCOUNTS

                               Beg               Expense           Charged to Other         Credits Issued             End
                          ---------------    ----------------    ---------------------    -------------------    ----------------
     2000                   $ 3,199                269                  ---                    (1,558)                1,910

     1999                       776              2,795                  ---                      (372)                3,199

     1998                       443                685                  ---                      (352)                  776

     RETURNS AND ALLOWANCES

                               Beg               Expense           Charged to Other         Credits Issued             End
                          ---------------    ----------------    ---------------------    -------------------    ----------------
     2000                     1,855              1,196                  ---                    (2,535)                  516

     1999                       553              2,059                  ---                      (757)                1,855

     1998                       141                195                  483                      (266)                  553

     TOTAL

                               Beg               Expense           Charged to Other         Credits Issued             End
                          ---------------    ----------------    ---------------------    -------------------    ----------------
     2000                   $ 5,054              1,465                  ---                    (4,093)                2,426

     1999                     1,329              4,854                  ---                    (1,129)                5,054

     1998                       584                880                  483                      (618)                1,329

                                  EXHIBIT INDEX

         10.7.1 List of directors and officers of the Company who signed the document described in Exhibit 10.7.

         13       Annual Report to Stockholders for fiscal year 2000.

         21       Subsidiaries of the Company.

         23 Report on Schedule for the years ended July 1, 2000, July 3, 1999 and June 27, 1998.

                                 EXHIBIT 10.7.1

                             DIRECTORS AND OFFICERS

Listed below are the directors and officers of the Company who signed the document described in Exhibit 10.7:

1)   Robert W. Humphreys
2)   Herbert M. Mueller

                                   EXHIBIT 13

                               2000 ANNUAL REPORT

(Delta Apparel logo appears here)


To Our Fellow Stockholders:

Fiscal 2000 was an exciting year at Delta Apparel. As you know, on June 30, 2000 Delta Apparel, Inc. was spun-off from our parent corporation, Delta Woodside Industries, Inc. Our stock now trades on the American Stock Exchange under the symbol DLA. Perhaps more important than the spin-off, during the past fiscal year Delta Apparel made a solid operating profit after several years of unacceptable performance.

As a part of the spin-off strategy, Delta Apparel was able to keep a large equity base. This large equity base, combined with the strong cash flow generated during the past year, has positioned Delta Apparel with a conservative financial structure that will serve us well in the future.

For several years our company had concentrated on improving its manufacturing operations and lowering product costs. While considerable progress was made, these efforts did not result in positive operating results. This year we developed a business plan to coordinate our manufacturing operations with a new marketing direction. We concentrated on expanding our business with customers well positioned to grow. We also concentrated on managing the distribution channels our products are sold through to ensure we were building our business for the future. These strategies resulted in increased demand for our products, which allowed us to make more efficient use of our manufacturing operations, while reducing our selling, general, and administrative expenses.

These improvements resulted in an operating profit of over $12 million. Average inventories were reduced during the year resulting in much higher inventory turns. We were also able to attract customers willing to purchase our products on shorter payment terms, resulting in lower accounts receivable despite an increase in sales.

We now believe Delta Apparel is positioned to generate a superior return on the capital invested in the business. Our capital expenditures were modest during the past year, and we will continue to carefully invest the capital available to us. We do, however, believe we have the ability to grow our business in the upcoming year and have operating profit growth at a multiple of our sales growth rate.

A key part of our growth strategy will be to continue to expand our manufacturing base in low cost countries. On August 3, 2000 we held a groundbreaking ceremony for a new sewing facility in Campeche, Mexico. We are considering an option to start phase two of this expansion at a later date, which would include a textile operation. These facilities will be leased from a local real estate developer thereby reducing our capital commitment and providing flexibility for the future.

Delta Apparel has approximately 2,200 employees located in four states, Honduras and Mexico. We all appreciate the opportunity you have given us to be the stewards of your investment. As an independent company, our performance will now be clear to all interested parties. We hope this visibility, combined with our improved results, will help you achieve an adequate return on your investment in Delta Apparel. All of us are excited to continue to work on your behalf in the upcoming year and hope to meet many of you at our upcoming annual meeting.


Robert W. Humphreys
President  and
Chief Executive Officer

CONTENTS:
Letter to Stockholders.......................................Inside Front Cover
Selected Financial Data.......................................................1
Management's Discussion and Analysis........................................2-6
Independent Auditors' Report..................................................7
Consolidated Financial Statements..........................................8-20
Market Information for Common Stock...........................Inside Back Cover
Corporate Directory...........................................Inside Back Cover

SELECTED FINANCIAL DATA

The selected financial data of Delta Apparel set forth below should be read in conjunction with Delta Apparel's consolidated financial statements, including the notes to those statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations". The consolidated financial statements of Delta Apparel include the operations and accounts of the Delta Apparel Company division, which consisted of operations and accounts included in various subsidiaries of Delta Woodside, and from April 1998 the operations and net assets of the Rainsford Yarn Mill, operational control of which was transferred to the Delta Apparel Company division as of that date. The consolidated statement of operations data for the year ended June 29, 1996, and the consolidated balance sheet data as of June 29, 1996 and June 28, 1997, are derived from unaudited consolidated financial statements not included in this document. The consolidated statement of operations data for the year ended June 28, 1997, and the consolidated balance sheet data as of June 27, 1998, are derived from, and are qualified by reference to, Delta Apparel's audited consolidated financial statements not included in this document. The consolidated statement of operations data for the years ended June 27, 1998, July 3, 1999 and July 1, 2000, and the consolidated balance sheet data as of July 3, 1999 and July 1, 2000, are derived from, and are qualified by reference to, Delta Apparel's audited consolidated financial statements included elsewhere in this document. Delta Apparel did not operate as a stand alone company for any of the periods presented. Historical results are not necessarily indicative of results to be expected in the future.

                                                                                     Fiscal Year Ended
                                                         ---------------------------------------------------------------------------
                                                          July 1, 2000   July 3, 1999  June 27, 1998  June 28, 1997   June 29, 1996
                                                          ------------   ------------  -------------  -------------   -------------
      STATEMENT OF OPERATIONS DATA:                                                    (In thousands)
      Net Sales                                          $     114,466        106,779        107,967        112,593        124,601

      Cost of goods sold                                       (94,144)      (101,125)      (103,867)      (109,334)      (108,660)

      Selling, general and administrative expenses              (8,099)       (13,720)       (13,956)        (9,530)       (10,945)

      Impairment charges                                          ---          (1,415)        (7,459)           ---         (2,393)

      Other income (loss)                                          (17)          (221)          (505)          (132)           501
                                                         --------------- ------------ -------------- -------------- --------------

      Operating income (loss)                                   12,206         (9,702)       (17,820)        (6,403)         3,104

      Interest expense, net                                     (7,417)        (9,578)        (6,379)        (5,866)        (5,736)
                                                         --------------- ------------ -------------- -------------- --------------

      Income (loss) before taxes                                 4,789        (19,280)       (24,199)       (12,269)        (2,632)

      Income tax expense (benefit)                                  60            (90)           108           (208)          (342)
                                                         --------------- ------------ -------------- -------------- --------------

      Income (loss) before cumulative effect of change in
      accounting principle                                       4,729        (19,190)       (24,307)       (12,061)        (2,290)

      Cumulative effect of change in accounting principle          ---            ---            ---            ---           (182)

                                                         -------------- ------------- -------------- -------------- --------------

      Net income (loss)                                  $       4,729        (19,190)       (24,307)       (12,061)        (2,472)
                                                         =============  ============= ============== ============== ==============
      BALANCE SHEET DATA (AT YEAR END):

      Working capital (deficit)                              $  34,807 (1)    (67,217)       (56,756)        10,333         13,357

      Total assets                                              79,107         84,357         99,950         90,704         95,299

      Total long-term debt                                       7,667         30,517         30,756         63,186         60,818

      Stockholders' equity/divisional deficit                   53,802 (1)    (66,556)       (47,366)       (23,059)       (10,998)

(1)  See Note 1 to the consolidated financial statements.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The foregoing letter to stockholders and the following discussion contain various "forward-looking statements". All statements, other than statements of historical fact, that address activities, events or developments that Delta Apparel expects or anticipates will or may occur in the future are forward-looking statements. Examples are statements that concern future revenues, future costs, future capital expenditures, business strategy, competitive strengths, competitive weaknesses, goals, plans, references to future success or difficulties and other similar information. The words "estimate", "project", "forecast", "anticipate", "expect", "intend", "believe" and similar expressions, and discussions of strategy or intentions, are intended to identify forward-looking statements.

The forward-looking statements in this Annual Report are based on Delta Apparel's expectations and are necessarily dependent upon assumptions, estimates and data that Delta Apparel believes are reasonable and accurate but may be incorrect, incomplete or imprecise. Forward-looking statements are also subject to a number of business risks and uncertainties, any of which could cause actual results to differ materially from those set forth in or implied by the forward-looking statements. Accordingly, any forward-looking statements do not purport to be predictions of future events or circumstances and may not be realized.

Delta Apparel does not undertake publicly to update or revise the forward-looking statements even if it becomes clear that any projected results will not be realized.


Results of Operations

Fiscal Year 2000 versus Fiscal Year 1999

Net sales for fiscal year 2000 were $114.5 million, an increase of $7.7 million, or 7.2%, from net sales of $106.8 million in fiscal year 1999. Fiscal year 2000 net sales included $0.9 million of outside yarn sales from the Rainsford plant versus $5.0 million in fiscal year 1999. Higher fiscal 2000 net sales were the result of increased unit sales (up 17.3%, accounting for $17.6 million) offset by lower unit prices (down 4.8%, accounting for $5.8 million). The lower unit prices were a result of a general decline in market prices for T-shirts, reflecting lower raw material costs.

Gross profit increased to $20.3 million in fiscal year 2000 from $5.7 million in fiscal year 1999, and gross profit margin increased to 17.8% in fiscal year 2000 from 5.3% in fiscal year 1999, as a result of lower raw material costs and better manufacturing efficiencies. Included in fiscal year 1999 is a charge of $1.7 million to increase reserves on certain discontinued and slow moving inventory categories, and a charge of $2.4 million related to the write-off of long-lived assets resulting from a physical inventory completed in the third quarter of fiscal 1999.

During the year ended July 1, 2000, selling, general and administrative expenses were $8.1 million, as compared to $13.7 million during the year ended July 3, 1999, a decrease of $5.6 million or 41.0%. For the year ended July 1, 2000, expenses in this category were 7.1% of net sales as compared to 12.8% of net sales for the year ended July 3, 1999. The decrease in selling, general and administrative expenses was driven by a reduction of $3.1 million in administrative costs and a reduction of bad debt expense of $1.4 million. The lower administrative costs resulted from lower corporate overhead, lower commission expense, and a reduction in distribution expense. The lower bad debt cost resulted from a lower level of aged receivables and the establishment in fiscal year 1999 of reserves for bankrupt customers.

The fiscal year 2000 operating income was $12.2 million, compared to an operating loss of $9.7 million in fiscal 1999. Delta Apparel's improved gross profit contributed to the operating income in fiscal year 2000. The fiscal 1999 operating loss included a $1.4 million impairment charge to adjust the carrying value of certain plant assets, primarily with respect to the Washington, Georgia sewing facility and the Knoxville, Tennessee distribution center. The Washington, Georgia facility incurs significantly higher operating cost as compared to off-shore sewing operations. The distribution center is a multistory building, which creates distribution inefficiencies. Both assets had book values in excess of their respective market values. In the impairment charge, Delta Apparel recognized the inability of the facilities to generate future cash flows equal to book values. Both of these facilities were written down to their respective estimated fair values.

For the year ended July 1, 2000, net interest expense was $7.4 million, as compared to $9.6 million for the year ended July 3, 1999. In the latter part of the year ended July 1, 2000, pursuant to the distribution agreement to which the Company and Delta Woodside Industries, Inc. are parties related to the spin-off of the Company by Delta Woodside, the affiliated debt was contributed to equity or repaid and replaced with significantly lower levels of third party debt. This decreased the Company's interest expense for the last two periods of the fiscal year. The decrease in interest expense was also the result of the lower average principal balance outstanding on affiliated debt during the fiscal year ended July 1, 2000.

The effective tax rate for the year ended July 1, 2000 was 1.3% on pretax income as compared to a 0.5% effective tax benefit on a pretax loss for the year ended July 3, 1999. The low tax rates were the result of valuation allowance adjustments on net operating loss carryovers.

Net income for the year ended July 1, 2000 was $4.7 million, as compared to a net loss of $19.2 million for the year ended July 3, 1999, due to the factors described above.

Inventories at July 1, 2000 totaled $28.2 million, compared to $27.0 million at July 3, 1999. The increase in inventory is mainly due to an increase in in-process inventory. In fiscal 1999, the Company's plants were shut-down for maintenance during the last week of the fiscal year, thereby reducing in-process inventory levels at year end.

Capital expenditures in fiscal 2000 were $2.1 million as compared to $3.6 million in fiscal 1999. These investments were primarily for the textile operations in order to increase capacity and lower costs. Expenditures were also made for an upgrade of the Company's information systems.


Fiscal Year 1999 versus Fiscal Year 1998

Net sales for fiscal year 1999 were $106.8 million, which was consistent with net sales of $108.0 million in fiscal year 1998. Fiscal year 1999 net sales included $5.0 million of outside yarn sales from the Rainsford plant versus none in fiscal year 1998. Control of operations, management and net assets of the Rainsford plant was transferred by Delta Mills, Inc. (a wholly-owned subsidiary of Delta Woodside) to Delta Apparel in April 1998, and the results of operations and net assets of the Rainsford plant have been included in Delta Apparel since that time. Lower fiscal year 1999 net sales were the result of lower unit prices (down 11%, accounting for ($5.7) million) partially offset by increased unit sales (up 12%, accounting for $11.7 million) as compared to fiscal year 1998. Part of the average lower sales prices resulted from reserves that were established for sales promotion programs to distributors ($0.5 million), an increase in the reserve for general returns and allowances that resulted from a higher rate of returns and allowances during the fiscal year ($0.3 million), and a higher number of unresolved chargebacks at the end of the fiscal year ($0.3 million).

Gross profit increased to $5.7 million in fiscal year 1999 from $4.1 million in fiscal year 1998, and gross profit margin increased to 5.3% in fiscal year 1999 from 3.8% in fiscal year 1998, as a result of lower raw material costs and better manufacturing efficiencies. Included in fiscal year 1999 is a charge of $1.7 million to increase reserves on certain discontinued and slow moving inventory categories, and a charge of $2.4 million related to the write-off of long-lived assets.

During the year ended July 3, 1999, selling, general and administrative expenses were $13.7 million, as compared to $14.0 million during the year ended June 27, 1998, a decrease of $0.3 million or 1.7%. For the year ended July 3, 1999, expenses in this category were 12.8% of net sales as compared to 12.9% of net sales for the year ended June 27, 1998. The decrease in selling, general and administrative expenses was driven by a reduction of $1.3 million in administrative cost offset by bad debt expense of $1.6 million which was $1.0 million higher than the amount in fiscal 1998. The lower administrative cost resulted from headcount and other cost reductions. The higher bad debt cost resulted from reserves established of approximately $1.0 million for two customer bankruptcies. In addition, the reserve for bad debt also increased in the fiscal year due to a higher level of aged receivables.

The fiscal year 1999 operating loss was $9.7 million, compared to an operating loss of $17.8 million in fiscal 1998. Delta Apparel's improved gross profit contributed to the reduction in operating loss for fiscal year 1999.

The fiscal 1998 operating loss included an impairment charge of $7.3 million that was recorded to write off the excess of cost over assigned value of net assets. During the third quarter of fiscal year 1998, Delta Woodside announced significant restructuring plans, including the shut down of the Stevcoknit knit fabrics division and the transfer of operational control of the Rainsford plant to Delta Apparel. Delta Apparel's results through the first three quarters of fiscal year 1998 were disappointing and considerably below estimates made as part of the year end close for fiscal year 1997 due to Delta Apparel's inability to replace lost business and continuing to operate at a loss. Additionally, the apparel industry appeared to have undergone significant structural adverse change. These conditions triggered a review of impairment at Delta Apparel. At that time, Delta Apparel's projected undiscounted cash flows were less than the net book value of its long lived assets, including the net book value of the Rainsford plant. The cash flows were discounted at 8%, which resulted in a $12.4 million impairment. $7.3 million of this was allocated to the excess of cost over assigned value of net assets acquired associated with the assets of Delta Apparel and $5.1 million was allocated to the Rainsford plant. Accordingly, a charge of $7.3 million was taken to writeoff this excess of cost over assigned value of net assets acquired. Delta Apparel acquired management control of the Rainsford plant in April 1998 at its written down cost.

The fiscal 1999 operating loss included the $1.4 million impairment charge described above under the subheading "Fiscal Year 2000 versus Fiscal Year 1999".

For the year ended July 3, 1999, net interest expense was $9.6 million, as compared to $6.4 million for the year ended June 27, 1998. The increase in interest expense was primarily a result of the higher average principal balance outstanding on affiliated debt.

The effective tax rate for the year ended July 3, 1999 was 0.5% as compared to a (0.4)% effective tax rate for the year ended June 27, 1998. Although both years reflected a pretax loss, the year ended July 3, 1999 had less of a tax benefit due to increasing the valuation allowance for net operating loss carryover benefits which may not be recognized in the future.

Net loss for the year ended July 3, 1999 was $19.2 million, as compared to $24.3 million for the year ended June 27, 1998, due to the factors described above.

Inventories at Delta Apparel at July 3, 1999 totaled $27.0 million, compared to $32.3 million at June 27, 1998. The decrease resulted primarily from a strategic focus to improve raw material and work in process inventory management utilizing the benefits gained from the implementation of enterprise-wide resource planning software, as well as a $1.7 million charge to increase reserves on certain discontinued and slow moving inventory categories.

Capital expenditures in fiscal 1999 were $3.6 million as compared to $3.7 million in fiscal 1998. These investments were primarily for the modernization of the textile operations, which has resulted in increased capacity and lower costs, as well as the implementation of the Enterprise Wide Resource Planning system.


Liquidity and Capital Resources

In the first ten and a half months of fiscal year 2000 and in each of fiscal years 1999 and 1998, Delta Apparel's source of liquidity and capital was the informal borrowing arrangement it had with its former parent company, Delta Woodside. As funds were needed, the affiliated debt was increased, and as funds were generated, the affiliated debt was decreased.

Delta Apparel's operating activities resulted in $16.5 million of cash provided in fiscal year 2000 and uses of cash of $6.8 million in fiscal year 1999 and $12.6 million in fiscal year 1998. The cash provided in fiscal year 2000 was primarily due to net income, a reduction in accounts receivable and an increase in accrued expenses and was after the charge of $7.2 million of interest due to Delta Woodside on affiliated debt in fiscal year 2000. The uses of cash in each of the fiscal years 1999 and 1998 were primarily associated with net losses incurred in each of these years. These net losses included interest charges on the affiliated debt of $9.5 million in fiscal year 1999 and $6.5 million in fiscal year 1998.

Capital expenditures were $2.1 million in the year ended July 1, 2000 and $3.6 million in the year ended July 3, 1999. Capital expenditures in fiscal 2000 were primarily for the Company's textile operations in order to increase capacity and lower costs. Fiscal 2000 capital expenditures were also made for an upgrade of the Company's information systems. Capital expenditures in fiscal 1999 were also primarily for the textile operations in order to modernize the knitting, dyeing and finishing facilities. In addition, during fiscal 1999 the Company implemented an Enterprise Wide Resource Planning system. Delta Apparel expects fiscal 2001 capital expenditures to approximate $4.1 million, primarily for the Mexico sewing facility, a West Coast distribution center and continued process improvements in the textile operations. At 2000, 1999, and 1998 fiscal year ends, Delta Apparel's long-lived assets in Honduras comprised 15.6%, 6.6%, and 4.9%, respectively, of Delta Apparel's total net property, plant and equipment.

Pursuant to the Distribution Agreement, in mid-May 2000 all net debt amounts (other than certain accounts payable) owed to Delta Woodside by the corporations that previously had conducted the Delta Apparel Company division's business were contributed to capital or repaid. As a result of this action, Delta Apparel no longer owes any amounts to Delta Woodside, other than for the payment of accounts payable, except as otherwise specifically provided in the Distribution Agreement or the Tax Sharing Agreement.

Also in mid-May 2000, Delta Apparel entered into the following financing arrangements:

                  -Delta Apparel entered into a credit agreement with a lending institution, under which the lender provided Delta Apparel with a $10 million term loan and a 3-year $25 million revolving credit facility. All loans under the credit agreement bear interest at rates based on an adjusted LIBOR rate plus an applicable margin or a bank's prime rate plus an applicable margin. Delta Apparel granted the lender a first mortgage lien on or security interest in substantially all of its assets. Delta Apparel has the option to increase the revolving credit facility from $25 million to $30 million, provided that no event of default exists under the facility.

                  -The credit agreement contains limitations on, or prohibitions of, cash dividends, stock purchases, related party transactions, mergers, acquisitions, sales of assets, indebtedness and investments.

                  -Principal of the term loan will be repaid in monthly installments of principal based on a 60 month amortization, with payment of all outstanding principal and interest required upon earlier termination of the credit facility.

                  -Under the revolving credit facility, Delta Apparel is able to borrow up to $25 million (including a $10.0 million letter of credit subfacility) subject to borrowing base limitations based on accounts receivable and inventory levels. Approximately forty-five percent of the face amount of outstanding documentary letters of credit will reduce the amount available under the revolving credit facility for working capital loans.

In mid-May 2000, as part of the spin-off related transactions, Delta Apparel purchased from Delta Mills the Rainsford plant, located in Edgefield, South Carolina, and related inventory. Delta Mills and Delta Apparel agreed that the purchase price for these assets would be the assets' book value as of the effective date of the sale. The purchase price for the real property, furniture, fixtures and equipment was approximately $12.0 million and the purchase price for the inventory and other tangible personal property was approximately $1.4 million. This purchase price was paid in cash in the amount of approximately $12.5 million and by the assumption by Delta Apparel of certain liabilities aggregating approximately $0.9 million as of the effective date of the sale. Delta Apparel paid the cash portion of the purchase price with borrowings under its credit facility. Delta Apparel has had management control of the Rainsford plant since April, 1998.

Typically, Delta Apparel's peak borrowing needs are in the third and fourth fiscal quarters. When Delta Apparel entered into its new credit facility, it owed amounts to the lender on Delta Woodside's existing credit facility or to Delta Woodside for certain borrowings made to fund Delta Apparel's needs after January 1, 2000. These borrowings, totaling $0.8 million were refinanced by proceeds of Delta Apparel's new credit facility.

Delta Apparel expects that its peak borrowing needs will be in its third and fourth fiscal quarters and that during those quarters it will be in its lowest cash position. Based on projections for fiscal 2001, the Company does not expect to have to draw on the revolver credit facility for normal operating purposes in the foreseeable future. The interest rate on the credit facility at July 1, 2000 was 9.5%. At July 1, 2000, the Company had the ability to borrow $24.9 million under the revolving credit facility.

Based on these expectations, Delta Apparel believes that its $25 million revolving credit facility should be sufficient to satisfy its foreseeable working capital needs, and that the cash flow generated by its operations and funds available under its revolving credit line should be sufficient to service its debt payment requirements, to satisfy its day-to-day working capital needs and to fund its planned capital expenditures. Any material deterioration in Delta Apparel's results of operations, however, may result in Delta Apparel losing its ability to borrow under its revolving credit facility and to issue letters of credit to suppliers or may cause the borrowing availability under that facility to be insufficient for Delta Apparel's needs.

Dividends and Purchases by Delta Apparel of its Own Shares

Delta Apparel's ability to pay cash dividends or purchase its own shares will largely be dependent on its earnings, financial condition, capital requirements, compliance with loan covenants and other relevant factors. Delta Apparel's credit agreement permits the payment of cash dividends in an amount up to 25% of cumulative net income (excluding extraordinary or unusual non-cash items), provided that no event of default exists or would result from that payment and after the payment at least $6.0 million remains available under the revolving credit facility. Delta Apparel's credit agreement also permits up to an aggregate of $3.0 million of purchases by Delta Apparel of its own stock provided that no event of default exists or would result from that action and after the purchase at least $3.0 million remains available to borrow under the revolving credit facility.

Delta Apparel expects that it will from time to time consider the advisability of instituting a dividend program. If Delta Apparel's board of directors determines at any time that the purchase of its own stock is in the best interests of its stockholders and that the purchase complies with its loan covenants, Delta Apparel may purchase its own shares in the market or in privately negotiated transactions.


Quantitative and Qualitative Disclosures about Market Risk

Commodity  Risk  Sensitivity

The Company purchases cotton from approximately seven established merchants with whom it has long standing relationships. The majority of the Company's purchases are executed using "on-call" contracts. These on-call arrangements are used to insure that an adequate supply of cotton is available for the Company's requirements. Under on-call contracts, the Company agrees to purchase specific quantities for delivery on specific dates, with pricing to be determined at a later time. Prices are set according to prevailing prices, as reported by the New York Cotton Exchange, at the time of the Company's election to fix specific contracts.

Cotton on-call with a fixed price at July 1, 2000 was valued at $10.8 million, and is scheduled for delivery between July, 2000 and December, 2000. At July 1, 2000, the Company had unpriced contracts for deliveries between September, 2000 and June, 2001. Based on the prevailing price at July 1, 2000, the value of these commitments are approximately $11.3 million. As commodity price aberrations are generally short-tem in nature, and have not historically had a significant long-term impact on operating performance, financial instruments are not used to hedge commodity price risk. At July 1, 2000, a 10% decline in the market price of the cotton covered by Delta Apparel's fixed price contracts would have had a negative impact of approximately $1.1 million on the value of the contracts.

Interest Rate Sensitivity

Delta Apparel's credit agreement provides that the interest rate on outstanding amounts owed shall bear interest at variable rates. If the amounts of outstanding indebtedness at July 1, 2000 under the term loan were outstanding for the entire year and the interest rate on this outstanding indebtedness were increased by 1%, Delta Apparel's expense would be approximately $0.1 million higher than at the current rate of interest. The actual increase in interest expense resulting from a change in interest rates would depend on the magnitude of the increase in rates and the average principal balance outstanding.

Year 2000 Compliance

The Year 2000 computer problem refers to the potential for system and processing failures of date-related data as a result of computer-controlled systems using two digits rather than four to define the applicable year. For example, software programs that have time sensitive components may recognize a date represented as "00" as the year 1900 rather than the year 2000.

Delta Apparel has not suffered any material adverse effect as a result of the Year 2000 problem. We continue to monitor our systems for Year 2000 compliance.

Environmental Matters

Delta Apparel is subject to various federal, state and local environmental laws and regulations concerning, among other things, wastewater discharges, storm water flows, air emissions, ozone depletion and solid waste disposal. Delta Apparel's plants generate very small quantities of hazardous waste, which are either recycled or disposed of off-site. Most of its plants are required to possess one or more discharge permits.

On August 25, 2000, Delta Apparel's Maiden, North Carolina textile plant received a Notice of Violation and Assessment of Civil Penalty amounting to $2.1 thousand for violation of the 11% chronic toxicity effluent discharge limitation. A review of the facility's toxicity self-monitoring data from March, 2000 indicated a 4.1% chronic value, which is below the 11% limitation. Delta Apparel has responded to the violation by reformulating the high salt dye formulas. This has brought the Company within the permitted levels. Delta Apparel believes that it is in compliance in all material respects with all other federal, state, and local environmental statutes and requirements.

Delta Apparel's Maiden, North Carolina textile plant has received complaints from downstream owners about the color of its effluent discharge into a river's tributary. Although Delta Apparel's current NPDES permit, which expires in July 2001, does not regulate the color of effluent, some additional regulatory control of color is likely to occur in the future. Delta Apparel believes that it can reduce the color of its effluent discharge at an estimated cost of approximately $200,000 to $300,000 per year.

As a result of environmental rules relating to waste water discharge, any significant increase in production capacity of the Maiden, North Carolina plant would require significant expenditures for environmental studies and, depending on the results of those studies, possible significant other expenditures. The plant holds a permit to discharge 1 million gallons of waste water per day. As a result of process improvements, Delta Apparel has reduced the amount of waste water discharge from 950,000 gallons to a current level of approximately 825,000 gallons per day.

Delta Apparel incurs capital and other expenditures in each year that are aimed at achieving compliance with current and future environmental standards. Generally, the environmental rules applicable to Delta Apparel are becoming increasingly stringent. Delta Apparel does not expect that the amount of these expenditures in the future will have a material adverse effect on its operations, financial condition or liquidity. There can be no assurance, however, that future changes in federal, state, or local regulations, interpretations of existing regulations or the discovery of currently unknown problems or conditions will not require substantial additional expenditures. Similarly, the extent of Delta Apparel's liability, if any, for past failures to comply with laws, regulations and permits applicable to its operations cannot be determined.


INDEPENDENT AUDITORS' REPORT

The Board of Directors
Delta Apparel, Inc.:


We have audited the accompanying consolidated balance sheets of Delta Apparel, Inc. and subsidiaries (the "Company"), as described in note 1, as of July 1, 2000 and July 3, 1999 and the related consolidated statements of operations, stockholders' equity/divisional deficit and cash flows for each of the years in the three-year period ended July 1, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Delta Apparel, Inc. and subsidiaries as of July 1, 2000 and July 3, 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended July 1, 2000, in conformity with accounting principles generally accepted in the United States of America.


                                                      KPMG LLP

Atlanta, Georgia
August 4, 2000

                               DELTA APPAREL, INC.
                            (as described in Note 1)

                           Consolidated Balance Sheets

                  (Amounts in thousands, except share amounts)

                                                                                       July 1,            July 3,
                           Assets                                                       2000               1999
Current assets:
    Cash                                                                         $           415                402
    Accounts receivable, less allowances of $2,426 in 2000
       and $5,054 in 1999                                                                 21,658             24,049
    Other receivables                                                                        457                241
    Parent and affiliate receivables (notes 1 and 8)                                          --                  9
    Inventories (note 3)                                                                  28,207             27,034
    Prepaid expenses and other current assets                                              1,186                872
    Income taxes receivable                                                                   --                 90
                                                                                 ---------------    ---------------
                   Total current assets                                                   51,923             52,697
Property, plant and equipment, net (note 4)                                               26,871             31,441
Other assets                                                                                 313                219
                                                                                 ---------------    ---------------
                                                                                 $        79,107             84,357
                                                                                 ===============    ===============

            Liabilities and Stockholders' Equity/Divisional Deficit
Current liabilities:
    Accounts payable                                                             $         6,700              5,270
    Accrued expenses  (note 5)                                                             8,416              5,359
    Current portion of long-term debt (note 6)                                             2,000                239
    Due to related parties (notes 2 and 8)                                                    --            109,046
                                                                                 ---------------    ---------------
                   Total current liabilities                                              17,116            119,914
Long-term debt (note 6)                                                                    7,667                100
Due to related parties (notes 2 and 8)                                                        --             30,417
Other liabilities                                                                            522                482
                                                                                 ---------------    ---------------
                   Total liabilities                                                      25,305            150,913
                                                                                 ---------------    ---------------
Stockholders' equity/divisional deficit (note 1):
    Preferred stock, 2,000,000 shares authorized;
       none issued and outstanding                                                            --                 --
    Common stock - par value $0.01 a share - 7,500,000 shares
       authorized, 2,399,863 issued and outstanding at July 1, 2000                           24                 --
    Additional paid-in capital                                                            53,778                 --
    Divisional deficit                                                                        --            (66,556)
                                                                                 ---------------    ---------------
                   Total stockholders'equity/divisional deficit                           53,802            (66,556)

Commitments and contingencies (notes 6, 9, 10, and 12)
                                                                                 ---------------    ---------------
                                                                                 $        79,107             84,357
                                                                                 ===============    ===============

See accompanying notes to consolidated financial statements.

                               DELTA APPAREL, INC.
                            (as described in Note 1)

                      Consolidated Statements of Operations

                  (Amounts in thousands, except per share data)

                                                                                   Year ended
                                                             -----------------------------------------------------
                                                                  July 1,            July 3,             June 27,
                                                                   2000                1999                1998
                                                             -------------       -------------       -------------
Net sales                                                    $     114,466            106,779             107,967
Cost of goods sold                                                  94,144            101,125             103,867
                                                             -------------       -------------       -------------
                   Gross profit                                     20,322              5,654               4,100

Selling, general and administrative expenses                         7,830             10,940              12,223
Intercompany management fees (note 2)                                   --              1,135               1,048
Provision for bad debts                                                269              1,645                 685
Impairment charges (note 2)                                             --              1,415               7,459
Other income                                                            17                221                 505
                                                             -------------       -------------       -------------
                   Operating income (loss)                          12,206             (9,702)            (17,820)
                                                             -------------       -------------       -------------
Interest (income) expense:
    Intercompany interest expense (note 2)                           7,237              9,457               6,541
    Other interest (income) expense, net                               180                121                (162)
                                                             -------------       -------------       -------------
                                                                     7,417              9,578               6,379
                                                             -------------       -------------       -------------
                   Income (loss) before income taxes                 4,789            (19,280)            (24,199)

Income tax expense (benefit) - (note 7)                                 60                (90)                108
                                                             -------------       -------------       -------------
                   Net income (loss)                         $       4,729            (19,190)            (24,307)
                                                             =============       =============       =============
Basic and diluted proforma earnings per share                $        2.00                 --                  --
                                                             =============       =============       =============
Proforma weighted average number of shares outstanding               2,365                 --                  --
                                                             =============       =============       =============

See accompanying notes to consolidated financial statements.

                               DELTA APPAREL, INC.
                            (as described in Note 1)

       Consolidated Statements of Stockholders' Equity/Divisional Deficit

                  (Amounts in thousands, except share amounts)

                                                                  Additional
                                  Common stock                      paid-in       Retained           Divisional
                                     Shares          Amount         capital       earnings            deficit            Total
                                 -----------       -------       ---------       --------        --------------     ------------

Balance at June 28, 1997                  --       $    --              --            --               (23,059)         (23,059)

Net loss                                  --            --              --            --               (24,307)         (24,307)
                                 -----------       -------       ---------       --------        --------------     ------------
Balance at June 27, 1998                  --            --              --            --               (47,366)         (47,366)

Net loss                                  --            --              --            --               (19,190)         (19,190)
                                 -----------       -------       ---------       --------        --------------     ------------
Balance at July 3, 1999                   --            --              --            --               (66,556)         (66,556)

Net income                                --            --              --            --                 4,729            4,729
Spin-off (note 1)                  2,399,863            24          53,778            --                61,827          115,629
                                 -----------       -------       ---------       --------        --------------     ------------
Balance at July 1, 2000            2,399,863       $    24          53,778            --                    --           53,802
                                 ===========       =======       =========       ========        ==============     ============

See accompanying notes to consolidated financial statements.

                               DELTA APPAREL, INC.
                           (as described in Note 1)

                      Consolidated Statements of Cash Flows

                             (Amounts in thousands)

                                                                                                  Year ended
                                                                                -----------------------------------------
                                                                                  July 1,         July 3,        June 27,
                                                                                   2000             1999           1998
                                                                                ----------        --------       --------
Operating activities:
    Net income (loss)                                                           $    4,729         (19,190)       (24,307)
    Adjustments to reconcile net income (loss) to net cash
      provided by (used in) operating activities:
        Depreciation                                                                 6,597           9,208          4,312
        Amortization                                                                    --               6            155
        Impairment charges                                                              --           1,415          7,459
        Provision for (recovery of) allowances on accounts receivable               (2,627)          3,725            745
        Loss on sale of property and equipment                                          35             347             29
        Changes in operating assets and liabilities:
           Accounts receivable                                                       4,803          (2,702)        (7,661)
           Inventories                                                              (1,173)          5,255          8,409
           Prepaid expenses and other current assets                                  (294)             72            310
           Other noncurrent assets                                                     (94)             38           (253)
           Accounts payable                                                          1,432          (6,214)         3,302
           Accrued expenses                                                          3,056           1,083          1,100
           Income taxes payable                                                         --            (198)        (1,730)
           Due to/from affiliates                                                        9             530         (4,513)
           Other liabilities                                                            41            (136)            61
                                                                                ----------        --------       --------
               Net cash provided by (used in) operating activities                  16,514          (6,761)       (12,582)
                                                                                ----------        --------       --------
Investing activities:
    Purchases of property, plant and equipment                                      (2,092)         (3,593)        (3,658)
    Proceeds from sale of property, plant and equipment                                 99           1,683            302
                                                                                ----------        --------       --------
               Net cash used in investing activities                                (1,993)         (1,910)        (3,356)
                                                                                ----------        --------       --------
Financing activities:
    Proceeds from (repayment of) long-term financing                                 9,328            (239)          (239)
    Change in due to affiliates, net                                               (23,836)          9,211         16,274
                                                                                ----------        --------       --------
               Net cash (used in) provided by financing activities                 (14,508)          8,972         16,035
                                                                                ----------        --------       --------
               Increase in cash                                                         13             301             97

Cash at beginning of year                                                              402             101              4
                                                                                ----------        --------       --------
Cash at end of year                                                             $      415             402            101
                                                                                ==========        ========       ========
Supplemental cash flow information:
    Cash paid during the year for interest                                      $      157              33             53
                                                                                ==========        ========       ========
    Noncash investing activity - transfer of plant and
      equipment from Parent company                                            $        --              --         18,758
                                                                                ==========        ========       ========

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three Years Ended July 1, 2000
Delta Apparel, Inc.

(1)    Basis of Presentation

       Prior to June 30, 2000, Delta Apparel, Inc. (together with its predecessors, the "Company") was a wholly owned subsidiary of Delta Woodside Industries, Inc. ("Delta Woodside" or the "Parent"). In connection with a plan to separate its two apparel businesses, Delta Woodside transferred to the Company the assets, liabilities, and operations of its apparel business previously conducted by the following divisions or subsidiaries of Delta Woodside: Delta Apparel Company and Rainsford (collectively the "Predecessor Operations"). Effective June 30, 2000, Delta Woodside distributed all the common stock of the Company to the Delta Woodside stockholders (the "Distribution"). In connection with the Distribution, Delta Woodside contributed, as contributions to capital, all net debt amounts owed to it by the Company, with certain exceptions. Borrowings related to the Company under Delta Woodside's credit agreement were repaid with the proceeds from borrowings under the Company's new credit agreement.

       The accompanying financial statements for periods prior to the Distribution reflect the operations and accounts of the Predecessor Operations and are for periods when the Company did not operate as a separate stand-alone company.

       The following balance sheet as of July 1, 2000 details the adjustments made related to the spin-off of Delta Apparel.

                                                             Pre Spin-off         Spin-Off              Post Spin-off
                             Assets                          July 1, 2000        Adjustments            July 1, 2000
                                                            ---------------    ----------------        ----------------
                                                                       (In thousands except for share data)
           Current assets:
             Cash                                           $       415                  --                    415
             Accounts receivable                                 21,658                  --                 21,658
             Other receivables                                      457                  --                    457
             Inventories                                         28,207                  --                 28,207
             Prepaid expenses and other current
                assets                                            1,186                  --                  1,186
             Income taxes receivable                              8,316              (8,316)    (2)             --
                                                            ---------------    ----------------        ----------------
                      Total current assets                       60,239              (8,316)                51,923

           Property, plant, and equipment                        26,871                  --                 26,871
           Other assets                                             313                  --                    313
                                                            ---------------    ----------------        ----------------

                                                            $    87,423              (8,316)                79,107
                                                            ===============    ================        ================
                  Liabilities and Stockholders'
                    Equity/Divisional Deficit

           Current liabilities:
             Accounts payable                               $     6,477                 223     (1)            6,700
             Accrued expenses                                     8,416                  --                    8,416
             Current portion of long-term debt                    2,000                  --                    2,000
             Due to related parties                              83,548             (83,548)    (1)               --
                                                            ---------------    ----------------        ----------------
                      Total current liabilities                 100,441             (83,325)                  17,116

           Long-term debt                                         7,667                  --                    7,667
           Due to related parties                                30,417             (30,417)    (1)               --
           Other liabilities                                        522                  --                      522
                                                            ---------------    ----------------        ----------------
                      Total liabilities                         139,047            (113,742)                  25,305
                                                            ---------------    ----------------        ----------------

           Stockholders' equity/divisional deficit:
             Common stock                                            --                  24     (1)               24
             Additional paid-in capital                              --              53,778     (1)(2)        53,778
             Divisional deficit                                 (51,624)             51,624     (1)               --
                                                            ---------------    ----------------        ----------------
                      Total stockholders' equity/
                        divisional deficit                      (51,624)            105,426                   53,802
                                                            ---------------    ----------------        ----------------

                                                            $    87,423              (8,316)                  79,107
                                                            ===============    ================        ================

       The following is a summary of the adjustments reflected in the historical combined balance sheet:

         (1) To reflect the contribution to equity or repayment of net intercompany debt owed by Delta Apparel to Delta Woodside and subsidiaries totaling $113,742 and the distribution of 2,399,863 Delta Apparel common shares to Delta Woodside's existing shareholders.

         (2)      To reflect estimated tax liability.

       The accompanying consolidated balance sheet as of July 1, 2000 includes the effects of the Distribution.

       All balances and transactions among the consolidating entities have been eliminated in consolidation. Balances and transactions with other affiliates have not been eliminated in the consolidation and are reflected as affiliate balances and transactions.


(2)    Significant Accounting Policies

       (a)    Description of Business

              The Company manufactures and sells T-shirts, fleece goods, and sportswear to distributors, screen printers, and private label accounts. The Company operates manufacturing and distribution facilities in the Southeastern United States, as well as manufacturing facilities in Central America. The majority of the Company's raw materials are readily available, and thus it is not dependent on a single supplier. The Company's business constitutes a single reportable segment.

       (b)    Fiscal Year

              The Company's operations are based upon a fifty-two or fifty-three week fiscal year ending on the Saturday closest to June 30. Fiscal years 2000 and 1998 each consist of 52 weeks and fiscal year 1999 consists of 53 weeks.

       (c)    Inventories

              Inventories are stated at the lower of cost (first-in, first-out method) or market. Estimated losses on inventories represent reserves for obsolescence, excess quantities, and irregulars and slow moving inventory. The Company estimates the losses on the basis of its assessment of the inventory's net realizable value based upon current market conditions and historical experience.

       (d)    Property, Plant, and Equipment

              Property, plant, and equipment are stated at cost. Depreciation and amortization is provided using the straight-line method over estimated useful lives of 3 to 20 years. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the improvements.

       (e)    Impairment of Long-Lived Assets

              Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

              During fiscal year 1999, the Company continued to operate at a loss, continued to downsize its operations and was not using certain plant assets at their full capacity, which triggered an impairment review of its long-lived assets. Based on the Company's business plan for fiscal 2000, the trend in the apparel industry to move production off-shore and the age and condition of the Company's distribution facility in the United States the Company determined that certain of its plant assets were impaired. The Company calculated the present value of expected cash flows of certain plant assets consisting of land, buildings, machinery and equipment to be held and used to determine the fair value of the assets. Accordingly, in the fourth quarter of fiscal 1999, the Company recorded an impairment charge of $1,415.

       (f)    Goodwill

              Goodwill, which represented the excess purchase price over net assets acquired, was amortized on a straight-line basis over 40 years. In 1998, the Company continued to incur operating losses, the T-shirt apparel industry continued to see declines in margins due to offshore competition and the Company lost its largest customer in the fourth quarter of fiscal 1997. Concurrent with the Company's annual planning process, the Company determined that the future undiscounted cash flows were below the carrying value of the goodwill. Accordingly, during the third quarter of fiscal 1998 the Company wrote off the goodwill of $7,240. The estimated fair value was based on anticipated future cash flows discounted at a rate commensurate with the risk involved.

       (g)    Accounts Receivable and Revenue Recognition

              Sales of goods are recognized upon shipment of the goods to the customer. The Company provides allowances for merchandise returns, claims, and markdowns based on historical credits issued as a percentage of sales and periodic evaluations of the aging of accounts receivable.

       (h)    Related Party Transactions

              Through April, 2000, the Company participated in a cash management system maintained by Delta Woodside. Under this system, excess cash was forwarded to Delta Woodside each day, reducing the due to Parent, and cash requirements were funded daily by Delta Woodside, increasing the due to Parent. Interest was charged on loan payable to Delta Woodside balances based on the weighted-average cost of Delta Woodside's borrowings. In addition, through fiscal year 1999 the Company incurred management fees from Delta Woodside for various corporate services, including management, treasury, computer, benefits, payroll, auditing, accounting and tax services. For these services, Delta Woodside charged actual cost based on relative usage and other factors which, in the opinion of management, represented a reasonable and appropriate method of allocation.

       (i)    Income Taxes

              Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

              The Company's operations were included in the consolidated Federal tax return of Delta Woodside. Under the tax sharing agreement, the allocation of tax liabilities and benefits is as follows:

               - With respect to federal income taxes:

                    (a) For each taxable year ending July 3, 1999 and prior, Delta Woodside shall be responsible for paying any increase in federal income taxes, and shall be entitled to receive the benefit of any refund of or saving in federal income taxes, that results from any tax proceeding with respect to any returns relating to federal income taxes of the Delta Woodside consolidated federal income tax group.

                    (b) For the taxable period ending July 1, 2000, Delta Woodside shall be responsible for paying any federal income taxes, and shall be entitled to any refund of or saving in federal income taxes, with respect to the Delta Woodside consolidated federal income tax group.

               - With respect to state income, franchise or similar taxes, for each taxable year ending July 1, 2000 and prior, each corporation that is a member of the Delta Woodside tax group, the Duck Head tax group or the Delta Apparel tax group shall be responsible for paying any of those state taxes, and any increase in those state taxes, and shall be entitled to receive the benefit of any refund of or saving in those state taxes, with respect to that corporation (or any predecessor by merger of that corporation) or that results from any tax proceeding with respect to any returns relating to those state taxes of that corporation (or any predecessor by merger of that corporation)

       (j)    Advertising Costs

              Advertising costs are expensed as incurred. Advertising costs amount to $792, $1,300 and $852, in fiscal 2000, 1999 and 1998, respectively.

       (k)    Computation of Proforma Net Earnings Per Share

              Proforma net earnings per share is calculated by dividing the net earnings by the weighted-average common shares outstanding of Delta Woodside adjusted for the distribution ratio assuming that shares distributed in the Distribution were outstanding the entire year. The weighted-average shares do not include securities that would be anti-dilutive for each of the periods presented.

       (l)    Cotton Procurements

              The Company contracts to buy cotton with future delivery dates at fixed prices in order to reduce the effects of fluctuations in the prices of cotton used in the manufacture of its products. These contracts permit settlement by delivery and are not used for trading purposes. The Company commits to fixed prices on a percentage of its cotton requirements up to eighteen months in the future. If market prices for cotton fall below the Company's committed fixed costs and it is estimated that the costs of cotton are not recoverable in future sales of finished goods, the differential is charged to income at that time.

       (m)    Use of Estimates

              Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

       (n)    Stock Option Plan

              The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, in accounting for its fixed plan stock options. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123.

       (o)    Comprehensive Income (Loss)

              No statements of comprehensive income have been included in the accompanying financial statements since comprehensive income
              (loss) and net income (loss) would be the same.

       (p)    Recent Accounting Pronouncements

              In June 1998, the FASB issued SFAS 133, Accounting for Derivative Instruments and Hedging Activities, which was subsequently deferred by SFAS 137 and amended by SFAS 138. SFAS 133 establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. SFAS 133 is effective for all fiscal years beginning after June 15, 2000. The Company does not believe the application of SFAS No. 133 will have a material impact on its financial statements.

              On December 31, 1999, the SEC issued SAB No. 101, Revenue Recognition in Financial Statements. On June 26, 2000, the SEC issued SAB 101B which delays the implementation date of SAB 101 to the fourth quarter of 2000. The Company does not believe the application of SAB 101 will have a material impact on its financial statements.

              In April 2000, the FASB issued FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation ("FIN 44") which contains rules designed to clarify the application of APB Opinion No. 25. FIN 44 is effective July 1, 2000. The Company does not believe FIN 44 will have a material impact on its financial statements.

(3)    Inventories

       Inventories consist of the following:

                                               July 1,            July 3,
                                                 2000              1999
                                            ---------------    --------------

             Raw materials                  $       2,785              2,731
             Work in process                       11,903              7,768
             Finished goods                        13,519             16,535
                                            ---------------    --------------

                                            $      28,207             27,034
                                            ===============    ==============

(4)    Property, Plant and Equipment

       Property, plant and equipment consist of the following:

                                                                 Estimated            July 1,            July 3,
                                                                useful life             2000              1999
                                                              -----------------    ---------------    --------------

             Land and land improvements                             N/A            $        1,099             1,778
             Buildings                                            20 years                  7,613            12,043
             Machinery and equipment                            10-15 years                37,486            57,825
             Computers and software                               3 years                   2,595             2,310
             Furniture and fixtures                               7 years                     382               432
             Leasehold improvements                              3-10 years                   733               733
             Automobiles                                          5 years                      63                50
             Construction in progress                               N/A                       181                63
                                                                                   ---------------    --------------
                                                                                           50,152            75,234
             Less accumulated depreciation and
               amortization                                                               (23,281)          (43,793)
                                                                                   ---------------    --------------

                                                                                   $       26,871            31,441
                                                                                   ===============    ==============

(5)    Accrued Expenses

       Accrued expenses consist of the following:

                                                                                       July 1,            July 3,
                                                                                        2000                1999
                                                                                   ----------------    ---------------
             Accrued employee compensation and benefits                            $        5,876             2,619
             Taxes accrued and withheld                                                       188               699
             Accrued insurance                                                                524             1,016
             Accrued advertising                                                              102               333
             Other                                                                          1,726               692
                                                                                   ----------------    ---------------

                                                                                   $        8,416             5,359
                                                                                   ================    ===============

(6)    Long-term Debt

       Long-term debt consists of the following:

                                                                                     July 1,             July 3,
                                                                                      2000                1999
                                                                                 ----------------    ----------------
           Term loan facility secured by property of the Company, interest at prime rate (9.5% at July 1, 2000) or 2% over Libor rate payable monthly, principal payable in monthly installments of $166 with
               final payment due May 1, 2005                                     $       9,667                --
           Promissory note                                                                  --               339
                                                                                 ----------------    ----------------
                                                                                         9,667               339

           Less current installments                                                     2,000               239
                                                                                 ----------------    ----------------

           Long-term debt, excluding current installments                        $       7,667               100
                                                                                 ================    ================

       In May 2000, the Company entered into a credit agreement with a lending institution, under which the lender has provided the Company with a $10 million term loan and a 3 year $25 million revolving credit facility. All loans under the credit agreement will bear interest based on an adjusted LIBOR rate plus an applicable margin or the bank's prime rate plus an applicable margin. The Company has granted the lender a first mortgage lien on or security interests in substantially all of its assets. The Company has the option to increase the revolving credit facility from $25 million to $30 million, provided that no event of defaults exists under the facility.

       The credit agreement contains limitations on, or prohibitions of, cash dividends, stock purchases, related party transactions, mergers, acquisitions, sales of assets, indebtedness and investments.

       Principal of the term loan will be repaid in monthly installments based on a 60 month amortization, with a payment of all outstanding principal and interest required upon earlier termination of the credit facility.

       Under the revolving credit facility, the Company is able to borrow up to $25.0 million (including a $10.0 million letter of credit subfacility) subject to borrowing base limitations based on the accounts receivable and inventory levels. The Company had no borrowings under the revolving credit facility at July 1, 2000. At July 1, 2000 the Company had the ability to borrow $24.9 million under the revolving credit facility.

       The aggregate maturities of long-term debt are as follows:

                     Fiscal year
                     -----------

                         2001                             $         2,000
                         2002                                       2,000
                         2003                                       2,000
                         2004                                       2,000
                         2005                                       1,667
                                                          ----------------
                                                          $         9,667
                                                          ================

(7)    Income Taxes

       The Company's operations, which generated taxable income of approximately $4.8 million, will be reported in the consolidated Federal tax return of Delta Woodside. The Federal income tax obligation or refund under the corporate tax sharing arrangement that is allocated to the Company is substantially determined as if the Company was filing a separate Federal income tax return. Until mid-May 2000, the Company's Federal tax liability or receivable was paid to or was received from Delta Woodside. As a result of the Distribution, the Company will not be included in the consolidated returns of Delta Woodside in future years.

       Federal and state income tax expense (benefit) was as follows:

                                                                        Year ended
                                                       ----------------------------------------------
                                                         July 1,          July 3,         June 27,
                                                          2000              1999            1998
                                                       ------------     -------------   -------------
             Current:
                 Federal                               $         --               --               --
                 State                                           60              (90)             108
                                                       ------------     -------------   -------------
                        Total current                            60              (90)             108
                                                       ------------     -------------   -------------

             Deferred:
                 Federal                                         --               --               --
                 State                                           --               --               --
                                                       ------------     -------------   -------------
                        Total deferred                           --               --               --
                                                       ------------     -------------   -------------

                        Income tax expense (benefit)   $         60              (90)             108
                                                       ============     =============   =============

       A reconciliation between actual income tax expense (benefit) and the income tax expense (benefit) computed using the Federal statutory income tax rate of 35% is as follows:

                                                                                        Year ended
                                                                       ----------------------------------------------
                                                                         July 1,          July 3,         June 27,
                                                                          2000              1999            1998
                                                                       ------------     -------------    ------------
             Income tax expense (benefit) at the
                 statutory rate                                        $     1,676            (6,748)          (8,470)
             State income tax expense (benefit) net
                 of federal income tax effect                                   39               (59)              70
             Valuation allowance adjustments                                   854             6,112            5,217
             Nondeductible amortization and other                              554               127            2,538
                 permanent differences
             Other                                                              --               478              753
             Spin-off adjustment                                            (3,063)               --               --
                                                                       ------------     -------------    ------------
                        Income tax expense (benefit)                   $        60               (90)             108
                                                                       ============     =============    ============

       Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                             July 1,             July 3,
                                                               2000                1999
                                                          ---------------    ---------------
             Deferred tax assets:
               Net operating loss carryforward            $        4,054              3,968
               Investment tax credit                                  --                617
               Currently nondeductible accruals                    2,026              2,841
               Other                                                 124                203
                                                          ---------------    ---------------
                        Gross deferred tax assets                  6,204              7,629

             Less valuation allowance                             (4,682)            (3,828)
                                                          ---------------    ---------------
                        Net deferred tax assets                    1,522              3,801
                                                          ---------------    ---------------
             Deferred tax liabilities:
               Depreciation                                       (1,456)            (3,801)
               Other                                                 (66)                --
                                                          ---------------    ---------------
                        Gross deferred tax liabilities            (1,522)            (3,801)
                                                          ---------------    ---------------
                        Net deferred tax liability        $           --                 --
                                                          ===============    ===============

       The valuation allowance for deferred tax assets as of July 1, 2000 and July 3, 1999 was $4,682 and $3,828, respectively. The net change in the total valuation allowance for the years ended July 1, 2000, July 3, 1999 and June 27, 1998 was an increase of $854, $6,112 and $5,217, respectively. The Company's gross deferred tax assets are reduced by a valuation allowance to net deferred tax assets considered by management to be more likely than not realizable. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

       As of July 1, 2000, the Company had regular tax loss carryforwards of approximately $8.8 million for Federal purposes and approximately $17.5 million for State purposes after the spin-off transaction. These carryforwards expire at various intervals through 2019.

(8)    Affiliated Party Transactions

       Due to (from) related parties consists of the following:

                                                                          July 3,
                                                                           1999
                                                                       ------------
           Delta Woodside Industries, Inc., including Delta
               Mills, Inc.                                             $   139,525
           Duck Head Apparel Company                                           (85)
           Delta Mills Marketing, a division of Delta Mills, Inc.               23
                                                                       ------------

                                                                       $   139,463
                                                                       ============

       The Company had sales to Duck Head Apparel Company of $28, $455, and $156 in fiscal 2000, 1999 and 1998, respectively.

(9)    Leases

       The Company has several noncancellable operating leases relating to buildings, office equipment, machinery and equipment, and computer systems.

       Future minimum lease payments under noncancellable operating leases as of July 1, 2000 were as follows:

                              Fiscal year
                              -----------

                                  2001                        $          883
                                  2002                                   356
                                  2003                                   325
                                  2004                                   312
                                  2005                                   286
                                  Thereafter                             158
                                                              ----------------
                                                              $        2,320
                                                              ================

       Rent expense for all operating leases was approximately $1,270, $1,410 and $1,806 for fiscal years 2000, 1999 and 1998, respectively.


(10)   Employee Benefit Plans

       The Company participated in the Delta Woodside Retirement and 401(k) Plans. On September 27, 1997, the Delta Woodside Employee Retirement Plan ("Retirement Plan") merged into the Delta Woodside Employee Savings and Investment Plan ("401(k) Plan"). The Retirement Plan qualified as an Employee Stock Ownership Plan ("ESOP") under the Internal Revenue Code as a defined contribution plan. The Company contributed approximately $119, $132 and $71 to the 401(k) Plan during fiscal 2000, 1999 and 1998, respectively. The Company contributed approximately $0, $90 and $155 to the Retirement Plan and/or 401(k) Plan during fiscal 2000, 1999 and 1998, respectively.

       The Company also participated in a 501(c)(9) trust, the Delta Woodside Employee Benefit Plan and Trust ("Trust"). The Trust collects both employer and employee contributions from the Company and makes disbursements for health claims and other qualified benefits.

       Effective with the spin-off transaction, the Company established its own 401(k) Plan, with benefits similar to the Delta Woodside 401(k) Plan.

       The Company also participated in the Delta Woodside Incentive Stock Award Plan and Stock Option Plan. Under both Plans, the Company recognized expenses of approximately $221, $521 and $166 for fiscal years 2000, 1999 and 1998, respectively.

       Effective with the spin-off transaction, the Company established the Delta Apparel Stock Option Plan (the "Option Plan") and the Delta Apparel Incentive Stock Award Plan (the "Award Plan").

       Under the Option Plan, the compensation grants committee of the Company's board of directors will have the discretion to grant options for up to an aggregate maximum of 500,000 common shares. Participation in the Option Plan is limited to key and middle level executives.

       Under the Award Plan, the compensation grants committee of the Company's board of directors will have the discretion to grant awards for up to an aggregate maximum of 200,000 common shares. The Award Plan authorizes the compensation grants committee to grant to officers and other key management employees or the middle level management employees of the Company or any of its subsidiaries rights to acquire common shares at a cash purchase price of $0.01 per share.

       As of July 1, 2000, no options or awards have been granted under the Option Plan or Award Plan.


(11)   Fair Value of Financial Instruments

       The Company uses financial instruments in the normal course of its business. The carrying values approximate fair values for financial instruments that are short-term in nature, such as cash, accounts receivable, accounts payable and accrued expenses. The Company estimates that the carrying value of the Company's long-term debt approximates fair value based on the current rates offered to the Company for debt of the same remaining maturities.

(12)   Commitments and Contingencies

       (a)    Litigation

              The Company is a defendant in a legal action involving a product liability claim. The Company believes that, as a result of legal defenses, insurance arrangements, and indemnification provisions with parties believed to be financially capable, this action should not have a material effect on its operations, financial condition, or liquidity.

       (b)    Postretirement Benefits

              The Company provides postretirement life insurance benefits for certain retired employees. The Plan is noncontributory and is unfunded. Expenses are paid from the general assets of the Company. All the employees in the Plan are fully vested.

              The Company has applied the transition provisions of SFAS 106 Employers Accounting for Postretirement Benefits Other Than Pensions and accordingly is recognizing the transition obligation on a straight-line bases over the average remaining life expectancy of the Plan participants, which is nine years.

              The postretirement liability recognized on the balance sheet was $1,269 and $1,200 for fiscal years 2000 and 1999, respectively. The transition obligation will be recognized through fiscal 2009.

       (c)    Cotton Procurements

              The Company has entered into agreements, and has fixed prices, to purchase cotton for use in its manufacturing operations. At July 1, 2000, minimum payments under these contracts with non-cancelable contract terms were $10,799.

       (d)    Letters of Credit

              As of July 1, 2000, the Company had an outstanding standby letter of credit for $125. This letter of credit expires on June 30, 2001.


(13)   Quarterly Financial Information (Unaudited)

       Presented below is a summary of the unaudited consolidated quarterly financial information for the years ended July 1, 2000 and July 3, 1999.

                                                               2000 quarter ended
                                   ----------------------------------------------------------------------------
                                       October 2             January 1           April 1            July 1
                                   ------------------    ------------------    -------------    ---------------
       Net sales                   $       28,659                 21,561             27,293            36,953
       Gross profit                         3,693                  3,017              4,956             8,656
       Operating income                     1,777                  1,243              2,926             6,260
       Net income (loss)                     (459)                  (749)               735             5,202


                                                               1999 quarter ended
                                   ----------------------------------------------------------------------------
                                     September 28           December 26          April 1            July 1
                                   ------------------    ------------------    -------------    ---------------
       Net sales                   $       25,131                 17,950             20,598            43,100
       Gross profit (loss)                  4,076                  1,180               (695)            1,093
       Operating income (loss)                667                 (1,290)            (3,362)           (5,717)
       Net loss                            (1,520)                (3,496)            (5,788)           (8,386)

       During the fourth quarter of fiscal year 1999, the Company recognized an impairment loss of $1,415 on certain property and equipment that was written down to estimated net realizable value.

MARKET INFORMATION FOR COMMON STOCK

The common stock of the Company is listed on the American Stock Exchange. The common stock was first traded on the Exchange on June 30, 2000 concurrent with the Delta Apparel Distribution. On that date, the high and low sales prices for Delta Apparel's common stock were $9.25 and $8.75, respectively. Prior to the Delta Apparel Distribution, Delta Apparel was a wholly-owned subsidiary of Delta Woodside and there was no established public trading market for the Company's shares.

HOLDERS

At September 20, 2000, there were approximately 1,707 holders of record of common stock.

DIVIDENDS

No dividends were declared on the Company's common stock in fiscal 2000. Subject to the provisions of any outstanding blank check preferred stock, the holders of Delta Apparel common stock are entitled to receive whatever dividends, if any, may be declared from time to time by the Delta Apparel board of directors in its discretion from funds legally available for that purpose. Delta Apparel's credit agreement permits the payment of cash dividends in an amount up to 25% of cumulative net income (excluding extraordinary or unusual non-cash items), provided that no event of default exists or would result from that payment and after the payment at least $6.0 million remains available to borrow under the revolving credit facility.

Delta Apparel expects that it will from time to time consider the advisability of instituting a dividend program. In general, any future cash dividend payments will depend upon Delta Apparel's earnings, financial condition, capital requirements, compliance with loan covenants and other relevant factors.

CORPORATE DIRECTORY


         Delta Apparel, Inc.
         2750 Premiere Parkway
         Suite 100
         Duluth, Georgia  30097


Corporate Officers

         Robert W. Humphreys
         President and Chief Executive Officer

         Herbert M. Mueller
         Vice President, Chief Financial Officer and Treasurer


Board of Directors

         William F. Garrett
         President and Chief Executive Officer
         Delta Woodside Industries, Inc.
         (Textile Fabrics Manufacturer)

         C. C. Guy
         Retired businessman

         Robert W. Humphreys
         President and Chief Executive Officer
         Delta Apparel, Inc.

         Dr. James F. Kane
         Dean Emeritus, College of Buisness
         University of South Carolina

         Dr. Max Lennon
         President
         Mars Hill College

         E. Erwin Maddrey, II
         President
         Maddrey & Associates
         (Investment/Consulting)

         Buck A. Mickel
         Vice President and Director
         Micco Corporation
         (Real estate and business investments)

Form 10-K

Upon written request, the Company will furnish without charge to any Delta Apparel stockholder a copy of the Company's Annual Report on Form 10-K for the fiscal year ended July 1, 2000 including financial statements and schedules, but excluding exhibits. Requests should be directed to:

Herbert M. Mueller
Vice President, Chief Financial Officer and Treasurer
Delta Apparel, Inc.
2750 Premiere Parkway
Suite 100
Duluth, Georgia  30097
Email: investor.relations@deltaapparel.com
        ----------------------------------

Annual Meeting

The Annual Meeting of Stockholders of Delta Apparel, Inc. will be held on Tuesday, November 7, 2000 at 10:30 a.m. at the Gunter Theater, 320 South Main Street, Greenville, South Carolina.

                                   EXHIBIT 21

                                 Subsidiaries of
                               Delta Apparel, Inc.

Listed below are the subsidiaries of Delta Apparel, Inc.:

(1)      Delta Apparel Honduras, S.A., a Honduran sociedad anonima.
         2,496 shares are owned by Delta Apparel, Inc. One (1) share is owned by each of four directors of Delta Apparel, Inc. Delta Apparel, Inc. has the right to acquire such director-owned shares at a nominal price. (Honduran law requires a sociedad anonima to have at least five shareholders.)

(2) Delta Campeche, S.A. de C.V., a Mexican sociedad anonima de capital variable.
         49 shares are owned by Delta Apparel, Inc. One (1) share is owned by Robert W. Humphreys.