Form 10-Q
period 2000-09-30
DELTA APPAREL INC
filed 2000-10-26
CIK 1101396

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

          [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

          For the transition period from                to
                                        ----------------  ---------------
                         Commission File number 1-15583

                               DELTA APPAREL, INC.
                     --------------------------------------
             (Exact name of registrant as specified in its charter)


                        GEORGIA                      58-2508794
             ------------------------------     -------------------
            (State or other jurisdiction of       (I.R.S. Employer
             Incorporation or organization)      Identification No.)

                    2750 Premiere Parkway, Suite 100
                           Duluth, Georgia  30097
              ------------------------------------------ --------------
               (Address of principal executive offices)   (Zip Code)

                                 (678) 775-6900
                                  ------------
              (Registrant's telephone number, including area code)

                                (Not Applicable)
                                ----------------

   (Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes [X] No [ ].

As of October 25, 2000, there were outstanding 2,411,643 shares of the registrant's common stock, par value of $0.01, which is the only class of the outstanding common or voting stock of the registrant.

                                      INDEX

PART I.  Financial Information:                                                                  Page
                                                                                                ------
Item 1.  Interim Condensed Consolidated Financial Statements (Unaudited):

         Condensed Consolidated Balance Sheets--
                  September 30, 2000 and July 1, 2000                                             3

         Condensed Consolidated Statements of Operations--
                  Three months ended September 30, 2000 and October 2,1999                        4

         Condensed Consolidated Statements of Cash Flows--
                  Three months ended September 30, 2000 and October 2,1999                        5

         Notes to Condensed Consolidated Financial Statements                                     6

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                                    7-8

Item 3.  Quantitative and Qualitative Disclosures about Market Risks                              8


Part II. Other Information

Item 2.  Changes in Securities and Use of Proceeds                                                9

Item 6.  Exhibits and Reports on Form 8-K                                                         9


Signatures                                                                                        10

PART  I.  FINANCIAL  INFORMATION

Item 1.  Financial Statements (Unaudited)

                      DELTA APPAREL, INC. AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheets
               (in thousands, except shares and per share amounts)
                                   (Unaudited)


                                                                                             September 30,         July 1,
                                                                                                 2000               2000
                                                                                             -------------     -------------
                                     Assets
Current assets:
            Cash                                                                                  $  3,899               415
            Accounts receivable, net                                                                18,599            22,115
            Inventories                                                                             32,016            28,207
            Prepaid expenses and other current assets                                                1,278             1,186
            Deferred income taxes                                                                      672                 -
                                                                                             -------------     -------------
                      Total current assets                                                          56,464            51,923

Property, plant and equipment, net                                                                  25,634            26,871
Noncurrent deferred income taxes                                                                        28                 -
Other assets                                                                                           280               313
                                                                                             -------------     -------------
                      Total assets                                                                $ 82,406            79,107
                                                                                             =============     =============

                      Liabilities and Stockholders' Equity
Current liabilities:
            Accounts payable and accrued expenses                                                 $ 13,688            15,116
            Income taxes payable                                                                     1,426                 -
            Current portion of long-term debt                                                        2,000             2,000
                                                                                             -------------     -------------
                      Total current liabilities                                                     17,114            17,116

Long-term debt                                                                                       7,167             7,667
Other liabilities                                                                                      696               522
                                                                                             -------------     -------------
                      Total liabilities                                                             24,977            25,305
                                                                                             -------------     -------------
Stockholders' equity:
            Preferred stock, 2,000,000 shares authorized;
                  none issued and outstanding                                                            -                 -
            Common stock, par value $0.01 a share, 7,500,000
                  shares authorized, 2,411,643 and 2,399,803 issued and
                  outstanding at September 30, 2000 and July 1, 2000, repectively.                      24                24
            Additional paid-in capital                                                              53,887            53,778
            Retained earnings                                                                        3,518                 -
                                                                                             -------------     -------------
                      Total stockholders' equity                                                    57,429            53,802
                                                                                             -------------     -------------
                      Total liabilities and stockholders' equity                                  $ 82,406            79,107
                                                                                             =============     =============

See accompanying notes to condensed consolidated financial statements.

                      DELTA APPAREL, INC. AND SUBSIDIARIES

                 Condensed Consolidated Statements of Operations
               (in thousands, except shares and per share amounts)
                                   (Unaudited)

                                                                                  Three Months Ended
                                                                           ------------------------------
                                                                            September 30,       October 2,
                                                                                2000               1999
                                                                           -------------     -------------
Net sales                                                                       $ 30,649            28,659
Cost of goods sold                                                                23,408            24,966
                                                                           -------------     -------------
            Gross profit                                                           7,241             3,693

Selling, general and administrative expenses                                       2,444             1,881
Provision for bad debts                                                              216                24
Other (income)/expense                                                                (6)               11
                                                                           -------------     -------------
            Operating income                                                       4,587             1,777

Interest expense, net                                                                295             2,213
                                                                           -------------     -------------
            Income (loss) before income taxes                                      4,292              (436)

Provision for income taxes                                                           774                23
                                                                           -------------     -------------
            Net income (loss)                                                   $  3,518              (459)
                                                                           =============     =============
Weighted average shares outstanding (1999 Proforma):
            Basic                                                              2,407,937         2,379,900
            Diluted                                                            2,417,142         2,379,900
                                                                           =============     =============
Net income (loss) per common share (1999 Proforma):
            Basic                                                               $   1.46         $   (0.19)
            Diluted                                                             $   1.46         $   (0.19)
                                                                           =============     =============

See accompanying notes to condensed consolidated financial statements.

                      DELTA APPAREL, INC. AND SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (Unaudited)

                                                                                                   Three Months Ended
                                                                                          September 30,           October 2,
                                                                                              2000                   1999
                                                                                        --------------         --------------
Cash flows from operating activities:
            Net income (loss)                                                                $  3,518                   (459)
            Adjustments to reconcile net income (loss) to net cash
                  provided by operating activities:
                       Depreciation and amortization                                            1,649                  1,639
                       Deferred income taxes                                                     (700)                    24
                       Loss (gain) on sale of property and equipment                                1                     (1)
                       Changes in operating assets and liabilities:
                            Accounts receivable                                                 3,516                  8,031
                            Inventories                                                        (3,809)                 1,318
                            Prepaid expenses and other current assets                             (92)                   (76)
                            Other noncurrent assets                                                32                     22
                            Accounts payable and accrued expenses                              (1,318)                 2,585
                            Other liabilities                                                     174                     16
                            Income taxes payable                                                1,426                      -
                                                                                       --------------         --------------
                            Net cash provided by operating activities                           4,397                 13,099

Cash flows used in investing activities:
            Purchases of property, plant and equipment                                           (413)                   (80)
            Proceeds from sale of property, plant and equipment                                     -                      3
                                                                                       --------------         --------------
                            Net cash used in investing activities                                (413)                   (77)

Cash flows used in financing activities:
            Repayment of long-term financing                                                     (500)                   (60)
            Change in due to related parties, net                                                   -                (13,262)
                                                                                       --------------         --------------
                            Net cash used in financing activities                                (500)               (13,322)
                                                                                       --------------         --------------
                            Net increase (decrease) in cash                                     3,484                   (300)

Cash balance at beginning of period                                                               415                    402
                                                                                       --------------         --------------
Cash balance at end of period                                                                $  3,899                    102
                                                                                       ==============         ==============
Supplemental cash flow information:
            Cash paid during the period for interest                                         $    286                      6
                                                                                       ==============         ==============
            Cash paid during the period for income taxes                                     $     48                      -
                                                                                       ==============         ==============
            Noncash financing activity--issuance of common stock                             $    110                      -
                                                                                       ==============         ==============

See accompanying notes to condensed consolidated financial statements.

                      DELTA APPAREL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note A--Basis of Presentation

Prior to June 30, 2000, Delta Apparel, Inc. (together with its predecessors, the "Company") was a wholly owned subsidiary of Delta Woodside Industries, Inc. ("Delta Woodside" or the "Parent"). In connection with a plan to separate its two apparel businesses, Delta Woodside transferred to the Company the assets, liabilities, and operations of its apparel business previously conducted by the following divisions or subsidiaries of Delta Woodside: Delta Apparel Company and the Edgefield yarn plant. Effective June 30, 2000, Delta Woodside distributed all the common stock of the Company to the Delta Woodside stockholders (the "Distribution"). In connection with the Distribution, Delta Woodside contributed, as contributions to capital, all net debt amounts owed to it by the Company, with certain exceptions. Borrowings related to the Company under Delta Woodside's credit agreement were repaid with the proceeds from borrowings under the Company's new credit agreement.

The interim condensed consolidated financial statements for the three months ended September 30, 2000 and October 2, 1999, included herein, have been prepared in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending June 30, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended July 1, 2000, filed with the Securities and Exchange Commission.

Note B--Inventories

Inventories consist of the following:

                                            September 30,           July 1,
                                                 2000                2000
                                           -----------------    ----------------

             Raw materials                    $       2,576              2,785
             Work in process                         11,438             11,903
             Finished goods                          18,002             13,519
                                           -----------------    ----------------

                                              $      32,016             28,207
                                           =================    ================

Note C--Income Taxes

The effective income tax rate on pretax income for the three months ended September 30, 2000 was 18.0%, compared to 1.3% for the fiscal year ended July 1, 2000. Based on results to date and projections for the remainder of fiscal year 2001, the Company expects to use its remaining net operating loss carryforwards and be subject to income taxes on a portion of its income. Based on these projections, management estimates that the valuation allowances on the tax benefit resulting from net operating loss carryforwards will be reduced or eliminated, resulting in an annualized forecasted effective income tax rate of 18.0%.

Note D--Cotton Procurements

The Company has entered into agreements, and has fixed prices, to purchase cotton for use in its manufacturing operations. At September 30, 2000, minimum payments under these contracts with non-cancelable contract terms were $9,825.

Note E--Computation of Basic and Diluted Net Earnings per Share (EPS) and
        Proforma EPS

Basic net earnings per share is calculated by dividing the net earnings by the weighted average common shares outstanding of Delta Apparel, Inc. For the purposes of earnings per share, the diluted weighted average common shares outstanding includes the shares covered by options or awards granted under the Company's Stock Option Plan and the Company's Incentive Stock Award Plan.

Proforma net earnings per share is calculated by dividing the net earnings by the weighted average common shares outstanding of Delta Woodside Industries, Inc., adjusted for the distribution ratio assuming that shares distributed in the Distribution were outstanding for the three months ended October 2, 1999.

The weighted average shares do not include securities that would be anti-dilutive for each of the periods presented.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains various "forward-looking statements". All statements, other than statements of historical fact, that address activities, events or developments that the Company expects or anticipates will or may occur in the future are forward-looking statements. Examples are statements that concern future revenues, future costs, future capital expenditures, business strategy, competitive strengths, competitive weaknesses, goals, plans, references to future success or difficulties and other similar information. The words "estimate", "project", "forecast", "anticipate", "expect", "intend", "believe" and similar expressions, and discussions of strategy or intentions, are intended to identify forward-looking statements.

The forward-looking statements in this Quarterly Report are based on the Company's expectations and are necessarily dependent upon assumptions, estimates and data that the Company believes are reasonable and accurate but may be incorrect, incomplete or imprecise. Forward-looking statements are also subject to a number of business risks and uncertainties, any of which could cause actual results to differ materially from those set forth in or implied by the forward-looking statements. Accordingly, any forward-looking statements do not purport to be predictions of future events or circumstances and may not be realized.

The Company does not undertake publicly to update or revise the forward-looking statements even if it becomes clear that any projected results will not be realized.

RESULTS OF OPERATIONS

Net sales in the first quarter of fiscal year 2001 were $30.6 million, an increase of $2.0 million, or 6.9%, from net sales of $28.7 million in the first quarter of the prior fiscal year. The increase in net sales was the result of increased unit sales (up 8.5%, accounting for $2.4 million) offset by lower unit prices (down 1.4%, accounting for $0.4 million). The pricing declines were due to an average 8.0-10.0% decline in same style pricing, partially offset by an increase in sales of higher priced products. For fiscal year 2001, the Company projects a sales growth at an annualized rate approaching 10% and operating earnings growth at a multiple of the sales growth rate. The Company's sales expectations for the balance of fiscal year 2001 are dependent on no additional significant declines in same style pricing.

Gross profit increased to $7.2 million, or 23.6% of sales, in the first three months of fiscal 2001 from $3.7 million, or 12.9% of sales, in the same period of fiscal 2000. The increased gross profit resulted from the sale of higher margin products.

During the three months ended September 30, 2000, selling, general and administrative expenses were $2.7 million, as compared to $1.9 million during the three months ended October 2, 1999, an increase of $0.8 million or 39.6%. For the first quarter of fiscal 2001, expenses in this category were 8.7% of net sales as compared to 6.6% of net sales for the first quarter of fiscal 2000. The increase in selling, general and administrative expenses was driven by an increase of $0.6 million in administrative costs and an increase of bad debt expense of $0.2 million. The higher administrative costs resulted from the move of the corporate headquarters, higher commission expense resulting from the sales of higher margin products, public reporting expenses and an increase in distribution expense. Bad debt expense in this quarter was 0.7% of sales and is consistent with our expectations. The increase from the same quarter of fiscal year 2000 was due to bad debt expense being unusually low in that quarter.

The Company's operating income was $4.6 million for the first quarter of fiscal 2001, compared to $1.8 million in fiscal 2000, an increase of $2.8 million or 158.1%. Delta Apparel's improved gross profit contributed to the improvement in operating income in the first quarter of fiscal year 2001 due to the factors described above. The Company's operating income as a percentage of net sales increased to 15.0% for the first quarter of fiscal 2001 compared to 6.2% for the first quarter of fiscal 2000.

For the three months ended September 30, 2000, net interest expense was $0.3 million, as compared to $2.2 million for the three months ended October 2, 1999.

This reduction was a result of the contribution to equity of the intercompany debt in connection with the spin-off from Delta Woodside Industries, Inc. on June 30, 2000.

The effective income tax rate on pretax income for the three months ended September 30, 2000 was 18.0%, compared to 1.3% for the fiscal year ended July 1, 2000. Based on results to date and projections for the remainder of fiscal year 2001, the Company expects to use its remaining net operating loss carryforwards and be subject to income taxes on a portion of its income. Based on these projections, management estimates that the valuation allowances on the tax benefit resulting from net operating loss carryforwards will be reduced or eliminated, resulting in an annualized forecasted effective income tax rate of 18.0%.

Net income for the first quarter of fiscal year 2001 was $3.5 million, as compared to a net loss of $0.5 million for the first quarter of fiscal year 2000, due to the factors described above.

Delta Apparel's order backlog at September 30, 2000 was $13.0 million, a $7.2 million decrease from the $20.2 million order backlog at October 2, 1999. The decrease in backlog is due to the reduction of forward purchase commitments given by distributors and the increase in short notice orders from catalog customers. This is due to the decrease in sales to distributors from approximately 38% of sales in the first quarter of fiscal 2000 to 25% of sales in the first quarter of fiscal 2001. As a growing percentage of the Company's business is sold on an immediate shipment basis, Delta Apparel believes that backlog order levels may no longer give a general indication of future sales.

Inventories at September 30, 2000 totaled $32.0 million, compared to $28.2 million at July 1, 2000. The increase in inventories is due to an increase in manufacturing capacity which will allow the Company to meet its projected sales growth. The Company will continue to build its inventory levels as it prepares for its sales growth for the balance of the fiscal year.

Capital expenditures in the three months ended September 30, 2000 were $0.4 million as compared to $0.1 million in the three months ended October 2, 1999. These investments were primarily related to E-commerce and the Company's expansion into Mexico.

LIQUIDITY AND CAPITAL RESOURCES

Delta Apparel's operating activities provided cash of $4.4 million and $13.1 million in the first quarter of fiscal year 2001 and the first quarter of fiscal year 2000, respectively. The cash provided in the first quarter of fiscal year 2001 was primarily due to net income and a reduction in accounts receivable, offset by an increase in inventory. The cash provided in the first quarter of fiscal year 2000 was primarily due to a reduction in accounts receivable and an increase in accounts payable and accrued expenses.

In mid-May 2000, Delta Apparel entered into a credit agreement with a lending institution, under which the lender provided Delta Apparel with a $10 million term loan and a 3-year $25 million revolving credit facility. All loans under the credit agreement bear interest at rates based on an adjusted LIBOR rate plus an applicable margin or a bank's prime rate plus an applicable margin. Delta Apparel granted the lender a first mortgage lien on or security interest in substantially all of its assets. Delta Apparel has the option to increase the revolving credit facility from $25 million to $30 million, provided that no event of default exists under the facility.

Delta Apparel expects that its peak borrowing needs will be in its third and fourth fiscal quarters and that during those quarters it may need to draw or set aside for letters of credit approximately $7.0 million under its revolving credit facility for working capital purposes and letters of credit. The interest rate on the term loan at September 30, 2000 was 8.63%.

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


Item 3. Quantitative and Qualitative Disclosures about Market Risks

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

Cotton on-call with a fixed price at September 30, 2000 was valued at $9.8 million, and is scheduled for delivery between October, 2000 and March, 2001. At September 30, 2000, the Company had unpriced contracts for deliveries between January, 2001 and September, 2001. Based on the prevailing price at September 30, 2000, the value of these commitments is approximately $8.2 million. Daily price fluctuations are minimal, yet long-term trends in price movement can result in unfavorable pricing of cotton for Delta Apparel. Delta Apparel does not use financial instruments to hedge commodity price risk. At September 30, 2000, a 10% decline in the market price of the cotton covered by Delta Apparel's fixed price contracts would have had a negative impact of approximately $1.0 million on the value of the contracts.

INTEREST RATE SENSITIVITY

Delta Apparel's credit agreement provides that the interest rate on outstanding amounts owed shall bear interest at variable rates. If the amount of outstanding indebtedness at September 30, 2000 under the term loan had been the amount outstanding during the entire three months ended September 30, 2000 and the interest rate on this outstanding indebtedness had been increased by 1%, Delta Apparel's expense would have been approximately $0.1 million higher during the quarter. The actual increase in interest expense resulting from a change in interest rates would depend on the magnitude of the increase in rates and the average principal balance outstanding.

PART  II.  OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

Pursuant to the Company's incentive stock award plan, on July 31, 2000 the Company issued an aggregate of 11,780 shares of the Company's common stock to officers and key and middle management employees of the Company in exchange for $117.80 aggregate consideration ($0.01 per share, as provided by the incentive stock award plan). Issuance of these shares to such officers and key and middle management employees was exempt from registration under the Securities Act of 1933, as amended, by reason of Section 4(2) of that Act.

Item 6.  Exhibits and Reports on Form 8-K

(b) No reports on Form 8-K were filed by the Company during the fiscal quarter ended September 30, 2000.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        Delta Apparel, Inc.
                                        ----------------------------------------
                                        (Registrant)




  October 26,  2000                     /s/  Herbert M. Mueller
-------------------------               ----------------------------------------
                                        Herbert M. Mueller
                                        Vice President, Chief Financial Officer
                                        And Treasurer