Form 10-Q
period 2000-12-30
DELTA APPAREL INC
filed 2001-01-30
CIK 1101396

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 30, 2000

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ______________ to ____________

                         Commission File number 1-15583

                               DELTA APPAREL, INC.
                     --------------------------------------
             (Exact name of registrant as specified in its charter)


               GEORGIA                             58-2508794
 -----------------------------------          -------------------
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

            Yes [X] No [ ].

As of January 24, 2001, there were outstanding 2,411,743 shares of the registrant's common stock, par value of $0.01, which is the only class of the outstanding common or voting stock of the registrant.

                                      INDEX

PART I.  Financial Information                                                                   Page
                                                                                                ------
Item 1.  Financial Statements

         Interim Condensed Consolidated Financial Statements (Unaudited):

         Condensed Consolidated Balance Sheets--
                  December 30, 2000 and July 1, 2000                                              3

         Condensed Consolidated Statements of Operations--
                  Three months and six months ended
                  December 30, 2000 and January 1, 2000                                           4

         Condensed Consolidated Statements of Cash Flows--
                  Six months ended
                  December 30, 2000 and January 1, 2000                                           5

         Notes to Condensed Consolidated Financial Statements                                     6-7

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                                    7-8

Item 3.  Quantitative and Qualitative Disclosures about Market Risk                               9


Part II. Other Information

Item 1.  Legal Proceedings                                                                        9

Item 2.  Changes in Securities and Use of Proceeds                                                9

Item 4.  Submission of Matters to a Vote of Security Holders                                      10

Item 6.  Exhibits and Reports on Form 8-K                                                         10

Signatures                                                                                        11

PART  I.  FINANCIAL  INFORMATION

Item 1.  Financial Statements (Unaudited)

                      DELTA APPAREL, INC. AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheets
               (in thousands, except shares and per share amounts)
                                   (Unaudited)

                                                                                               December 30,         July 1,
                                                                                                   2000              2000
                                                                                               ------------      ------------
                                     Assets

Current assets:
             Cash                                                                               $    218                415
             Accounts receivable, net                                                             18,190             22,115
             Inventories                                                                          39,508             28,207
             Prepaid expenses and other current assets                                             1,188              1,186
             Deferred income taxes                                                                   516                  -
             Income tax receivable                                                                   930                  -
                                                                                               ------------      ------------
                      Total current assets                                                        60,550             51,923

Property, plant and equipment, net                                                                24,655             26,871
Other assets                                                                                         206                313
                                                                                               ------------      ------------
                      Total assets                                                              $ 85,411             79,107
                                                                                               ============      ============



                      Liabilities and Stockholders' Equity
Current liabilities:
             Accounts payable and accrued expenses                                              $ 14,250             15,116
             Current portion of long-term debt                                                     2,000              2,000
                                                                                               ------------      ------------
                      Total current liabilities                                                   16,250             17,116

Long-term debt                                                                                     9,642              7,667
Other liabilities                                                                                    724                522
Noncurrent deferred income taxes                                                                      22                  -
                                                                                               ------------      ------------
                      Total liabilities                                                           26,638             25,305
                                                                                               ------------      ------------

Stockholders' equity:
             Preferred stock, 2,000,000 shares authorized;
                   none issued and outstanding                                                         -                  -
             Common stock, par value $0.01 a share, 7,500,000
                   shares authorized, 2,411,743 and 2,399,863  issued and
                   outstanding at December 30, 2000 and July 1, 2000, repectively.                    24                 24
             Additional paid-in capital                                                           53,889             53,778
             Retained earnings                                                                     4,912                  -
                                                                                               ------------      ------------
                                                                                                  58,825             53,802
             Less treasury stock, at cost (3,300 shares)                                             (52)                 -
                                                                                               ------------      ------------
                      Total stockholders' equity                                                  58,773             53,802
                                                                                               ------------      ------------

                      Total liabilities and stockholders' equity                                $ 85,411             79,107
                                                                                               ============      ============

See accompanying notes to condensed consolidated financial statements.

                      DELTA APPAREL, INC. AND SUBSIDIARIES

                 Condensed Consolidated Statements of Operations
               (in thousands, except shares and per share amounts)
                                   (Unaudited)

                                                                     Three Months Ended                    Six Months Ended
                                                                     ------------------                    ----------------
                                                               December 30,        January 1,      December 30,         January 1,
                                                                  2000                2000             2000                2000
                                                               ------------       ------------     ------------       ------------
Net sales                                                       $   26,370             21,562       $   57,019             50,221
Cost of goods sold                                                  21,653             18,545           45,062             43,511
                                                               ------------       ------------     ------------       ------------
             Gross profit                                            4,717              3,017           11,957              6,710

Selling, general and administrative expenses                         2,345              1,681            4,789              3,563
Provision for bad debts                                                417                 92              633                116
Other (income)/expense                                                  (8)                 1              (14)                12
                                                               ------------       ------------     ------------       ------------
             Operating income                                        1,963              1,243            6,549              3,019

Interest expense, net                                                  261              2,074              556              4,286
                                                               ------------       ------------     ------------       ------------
             Income (loss) before income taxes                       1,702               (831)           5,993             (1,267)

Provision for income taxes                                             305                (82)           1,079                (59)
                                                               ------------       ------------     ------------       ------------
             Net income (loss)                                  $    1,397               (749)      $    4,914             (1,208)
                                                               ============       ============     ============       ============
Weighted average shares outstanding (2000 Proforma):
             Basic                                               2,411,679          2,386,400        2,409,775          2,383,200
             Diluted                                             2,453,363          2,386,400        2,451,438          2,383,200
                                                               ============       ============     ============       ============

Net income (loss) per common share (2000 Proforma):
             Basic                                              $     0.58         $    (0.31)      $     2.04         $    (0.51)
             Diluted                                            $     0.57         $    (0.31)      $     2.00         $    (0.51)
                                                               ============       ============     ============       ============

See accompanying notes to condensed consolidated financial statements.

                      DELTA APPAREL, INC. AND SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (Unaudited)


                                                                                                     Six Months Ended
                                                                                             December 30,           January 1,
                                                                                                2000                   2000
                                                                                             ------------           ----------
Cash flows from operating activities:
             Net income (loss)                                                                  $ 4,914               (1,208)
             Adjustments to reconcile net income (loss) to net cash
                  (used in) provided by operating activities:
                        Depreciation and amortization                                             3,312                3,293
                        Deferred income taxes                                                      (494)                   -
                        Loss on sale of property and equipment                                        1                    6
                        Other                                                                         -                   38
                        Changes in operating assets and liabilities:
                             Accounts receivable                                                  3,925               10,326
                             Inventories                                                        (11,301)              (2,415)
                             Prepaid expenses and other current assets                              (45)                 (42)
                             Other noncurrent assets                                                107                   44
                             Accounts payable and accrued expenses                                 (756)                 301
                             Other liabilities                                                      202                    -
                             Income taxes payable                                                  (930)                 312
                                                                                             ------------           ----------
                             Net cash (used in) provided by operating activities                 (1,065)              10,655

Cash flows used in investing activities:
             Purchases of property, plant and equipment                                          (1,096)              (1,017)
             Proceeds from sale of property, plant and equipment                                     43                   17
                                                                                             ------------           ----------
                             Net cash used in investing activities                               (1,053)              (1,000)

Cash flows (used in) provided by financing activities:
             Proceeds from/(repayment of) long-term financing                                     1,975                 (120)
             Change in due to related parties, net                                                    -               (9,868)
             Dividends paid                                                                          (2)                   -
             Repurchase common stock                                                                (52)                   -
                                                                                             ------------           ----------
                             Net cash (used in) provided by financing activities                  1,921               (9,988)
                                                                                             ------------           ----------
                             Net decrease in cash                                                  (197)                (333)

Cash balance at beginning of period                                                                 415                  402
                                                                                             ------------           ----------
Cash balance at end of period                                                                   $   218                   69
                                                                                             ============           ==========
Supplemental cash flow information:
             Cash paid during the period for interest                                           $   537                   11
                                                                                             ============           ==========
             Cash paid during the period for income taxes                                       $ 2,503                    -
                                                                                             ============           ==========
             Noncash financing activity--issuance of common stock                               $   110                    -
                                                                                             ============           ==========

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

The interim condensed consolidated financial statements for the three months and six months ended December 30, 2000 and January 1, 2000, included herein, have been prepared in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and six months ended December 30, 2000 are not necessarily indicative of the results that may be expected for the year ending June 30, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended July 1, 2000, filed with the Securities and Exchange Commission.

Note B--Inventories

Inventories consist of the following:

                                           December 30,           July 1,
                                               2000                2000
                                      -----------------    ----------------
             Raw materials               $       2,977              2,785
             Work in process                    16,145             11,903
             Finished goods                     20,386             13,519
                                      -----------------    ----------------

                                         $      39,508             28,207
                                      =================    ================


Note C--Income Taxes

The effective income tax rate on pretax income for the six months ended December 30, 2000 was 18.0%, compared to 1.3% for the fiscal year ended July 1, 2000. Based on results to date and projections for the remainder of fiscal year 2001, the Company expects to use its remaining federal net operating loss carryforwards and be subject to income taxes on a portion of its income. Based on these projections, management estimates that the valuation allowances on the tax benefit resulting from net operating loss carryforwards will be reduced or eliminated, resulting in an annualized forecasted effective income tax rate of 18.0%.

Note D--Cotton Procurements

The Company has entered into agreements, and has fixed prices, to purchase cotton for use in its manufacturing operations. At December 30, 2000, minimum payments under these contracts with non-cancelable contract terms were $9,884.

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

Proforma net earnings per share is calculated by dividing the net earnings by the weighted average common shares outstanding of Delta Woodside Industries, Inc., adjusted for the distribution ratio assuming that shares distributed in the Distribution were outstanding for the three and six months ended January 1, 2000.

The weighted average shares do not include securities that would be anti-dilutive for each of the periods presented.

Note F--Stockholders' Equity

On November 1, 2000, the Board of Directors authorized the repurchase by the Company in open market transactions of up to $3.0 million of Delta Apparel common stock ("Stock Repurchase Program"). All purchases are made at the discretion of management in accordance with IRS guidelines for share repurchases after a spin-off. In connection with the Stock Repurchase Program, during the three months ended December 30, 2000, the Company purchased 3,300 shares of Delta Apparel common stock for an aggregate of $52,000.

The Company also issued a $2,412 dividend on November 30, 2000 in connection with the redemption of all of its outstanding rights under the Shareholder Rights Agreement dated January 27, 2000. The Redemption occurred pursuant to resolutions adopted by the Company's Board of Directors on November 1, 2000, which set the record date for the Redemption at November 16, 2000. Pursuant to the provisions of the Rights Agreement, the redemption price was $0.001 per Right. The effect of the Redemption is that the Rights are no longer outstanding or exercisable.


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

The forward-looking statements in this Quarterly Report are based on the Company's expectations and are necessarily dependent upon assumptions, estimates and data that the Company believes are reasonable and accurate but may be incorrect, incomplete or imprecise. Forward-looking statements are also subject to a number of business risks and uncertainties, any of which could cause actual results to differ materially from those set forth in or implied by the forward-looking statements. The risks and uncertainties include, among others, changes in the retail demand for apparel products, the cost of raw materials, competitive conditions in the apparel and textile industries, the relative strength of the United States dollar as against other currencies, changes in United states trade regulations and the discovery of unknown conditions (such as with respect to environmental matters and similar items). Accordingly, any forward-looking statements do not purport to be predictions of future events or circumstances and may not be realized.

The Company does not undertake publicly to update or revise the forward-looking statements even if it becomes clear that any projected results will not be realized.

RESULTS OF OPERATIONS

Net sales in the second quarter of fiscal year 2001 increased 22.3% to $26.4 million from the second quarter of the prior fiscal year. The increase in net sales was almost entirely the result of increased unit sales (up 21.6%, accounting for $4.7 million). For the six months ended December 30, 2000, net sales were $57.0 million, an increase of $6.8 million, or 13.5%, from net sales in the six months ended January 1, 2000. The increase in net sales for the six month period is the result of increased unit sales (up 14.4%, accounting for $7.2 million) offset by slightly lower prices (down 0.7%, accounting for $0.4 million). As part of the marketing strategy to increase unit sales and increase the sales of higher margin products, the Company lowered the sales prices of some key products to generate increased sales volume. For fiscal year 2001, the Company currently projects sales growth at an annualized rate of approximately 10% and an operating profit growth of approximately 20% over the prior fiscal year. The Company's midrange sales expectations for the balance of fiscal year 2001 are dependent on no additional material declines in pricing.

Gross profit increased to $4.7 million, or 17.9% of sales, in the three months ended December 30, 2000 from $3.0 million, or 14.0% of sales, in the same period of fiscal 2000. For the first six months of fiscal year 2001, gross profit was $12.0 million, or 21.0% of sales, an increase of $5.2 million from the first six months of fiscal year 2000. The increased gross profit in the three and six months ended December 30, 2000 was the result of increased volume and the change of the product mix towards the sale of higher margin products.

Selling, general and administrative expenses for the quarter ended December 30, 2000 were $2.8 million, or 10.5% of sales, an increase of $1.0 million, or 8.2% of sales, in the same quarter of last year. During the second quarter of fiscal year 2001, the Company incurred $0.2 million in legal and other fees successfully defending itself against a proxy contest and increased bad debt reserves by $.3 million due to the Chapter 11 filing of a customer. Commissions also increased by $0.2 million resulting from the increased sales of higher margin products. For the six months ended December 30, 2000, selling, general and administrative expenses were 9.5% of sales, an increase from 7.3% of sales for the six months ended January 1, 2000. The increase was primarily due to the move of the corporate headquarters, the proxy contest, higher commission expense resulting from the increased sales of higher margin products, public reporting expenses, an increase in distribution expense and increased bad debt expense.

The Company's operating income increased $0.7 million to $2.0 million for the second quarter of fiscal year 2001, an increase of 57.9% from the same quarter of fiscal year 2000. For the six months ended December 30, 2000, operating income increased 116.9% to $6.5 million from the six months ended January 1, 2000. Improved gross profit, offset by slightly higher selling, general and administrative costs contributed to the improvement in operating income.

For the three months ended December 30, 2000, net interest expense was $0.3 million, as compared to $2.1 million for the three months ended January 1, 2000. Net interest expense for the six months ended December 30, 2000 was $0.6 million, a decrease of $3.7 million from the same period of fiscal year 2000. This reduction was a result of the contribution to equity of intercompany debt in connection with the spin-off from Delta Woodside Industries, Inc. on June 30, 2000.

The effective income tax rate on pretax income for the three months and six months ended December 30, 2000 was 18.0% compared to 1.3% for the fiscal year ended July 1, 2000. Based on results to date and projections for the remainder of fiscal year 2001, the Company expects to use its remaining federal net operating loss carryforwards and be subject to income taxes on a portion of its income. Based on these projections, management estimates that the valuation allowances on the tax benefit resulting from net operating loss carryforwards will be reduced or eliminated, resulting in an annualized forecasted effective income tax rate of 18.0%.

Net income for the second quarter of fiscal year 2001 was $1.4 million, or 5.3% of sales compared to a net loss of $0.7 million for the second quarter of fiscal year 2000. For the six months ended December 30, 2000, net income increased $6.1 million to $4.9 million from the loss in the six months ended January 1, 2000. The improved net income was due to the factors described above.

Delta Apparel's order backlog at December 30, 2000 was $12.8 million, a $0.4 million decrease from the $13.2 million order backlog at January 1, 2000. The decrease in backlog is due to the reduction of forward purchase commitments given by distributors and the increase in short notice orders from catalog customers. This is the result of the decrease in sales to distributors from approximately 34% of sales in the first six months of fiscal 2000 to 24% of sales in the first six months of fiscal 2001. As a growing percentage of the Company's goods are sold on an immediate shipment basis, Delta Apparel believes that backlog order levels may no longer give a general indication of future sales.

Inventories at December 30, 2000 totaled $39.5 million, compared to $28.2 million at July 1, 2000. The increase in inventories is due to an increase in manufacturing capacity which will allow the Company to meet its projected sales growth. The Company will continue to build its inventory levels as it prepares for its anticipated sales growth for the balance of the fiscal year.

Capital expenditures in the three months ended December 30, 2000 were $0.7 million as compared to $0.9 million in the three months ended January 1, 2000. For the first six months of fiscal year 2001, capital expenditures were $1.1 million which was consistent with the first six months of fiscal year 2000. The expenditures in fiscal year 2001 were primarily related to E-commerce and the Company's expansion into Mexico.

LIQUIDITY AND CAPITAL RESOURCES

Delta Apparel's operating activities used cash of $1.1 million in the first six months of fiscal year 2001. The cash used was primarily the result of an increase in inventory and a decrease in accrued expenses, offset by net income and a reduction in receivables.

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

Delta Apparel expects that its peak borrowing needs will be in its third fiscal quarter and that during that quarter it may need to draw on the revolver or set aside for letters of credit approximately $10.0 million under its revolving credit facility for working capital purposes and letters of credit. At December 30, 2000, the Company had $3.0 million outstanding under the revolving credit facility at an interest rate of 9.5%. The interest rate at December 30, 2000 on the term loan was 8.74%.

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

On November 1, 2000, the Board of Directors authorized the repurchase by the Company in open market transactions of up to $3.0 million of Delta Apparel common stock ("Stock Repurchase Program"). All purchases are made at the discretion of management in accordance with IRS guidelines for share repurchases after a spin-off. In connection with the Stock Repurchase Program, during the three months ended December 30, 2000, the Company purchased 3,300 shares of Delta Apparel common stock for an aggregate of $52,000. The Company has authorization to spend up to $3 million under its bank credit agreement for share repurchases.

Item  3.  Quantitative and Qualitative Disclosures about Market Risk

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

Cotton on-call with a fixed price at December 30, 2000 was valued at $9.9 million, and is scheduled for delivery between January, 2001 and September, 2001. At December 30, 2000, the Company had unpriced contracts for deliveries between April, 2001 and September, 2001. Based on the prevailing price at December 30, 2000, the value of these unpriced commitments is approximately $4.3 million. Daily price fluctuations are minimal, yet long-term trends in price movement can result in unfavorable pricing of cotton for Delta Apparel. Delta Apparel does not use financial instruments to hedge commodity price risk. At December 30, 2000, a 10% decline in the market price of the cotton covered by Delta Apparel's fixed price contracts would have had a negative impact of approximately $1.0 million on the value of the contracts.

INTEREST RATE SENSITIVITY

Delta Apparel's credit agreement provides that the interest rate on outstanding amounts owed shall bear interest at variable rates. If the amount of outstanding indebtedness at December 30, 2000 under the revolver and term loan had been the amount outstanding during the entire three months ended December 30, 2000 and the interest rate on this outstanding indebtedness had been increased by 1%, Delta Apparel's expense would have been approximately $29,000, or 11.1%, higher during the quarter. The actual increase in interest expense resulting from a change in interest rates would depend on the magnitude of the increase in rates and the average principal balance outstanding.

PART  II.  OTHER  INFORMATION

Item 1.  Legal Proceedings

The Company previously reported a product liability and wrongful death lawsuit, captioned Scelza, et al. v. Caldor, Inc., et al. This case was settled and the full amount of the settlement and legal fees were covered by insurance.

On December 4, 2000, the Company was notified about a product liability lawsuit, captioned Holly Shipp, et al. v. Chico Unified School District, et al. that was filed in the Superior Court of the State of California in Butte County, California, against the Company and other parties. The lawsuit seeks an unknown amount of damages plus punitive damages and attorneys' fees for the injury sustained by Holly Shipp in September, 1999 caused by her shirt catching fire while she was in welding class. The case is still in the preliminary stages and very little discovery has been completed. Delta Apparel believes that any reasonably likely judgment in the lawsuit would be covered by insurance and, therefore, does not believe that the lawsuit will have a material adverse effect on Delta Apparel's operations, financial condition or liquidity.

Item 2.  Changes in Securities and Use of Proceeds

On November 28, 2000 the Company issued an aggregate of 100 shares of the Company's common stock to employees of the Company in appreciation for their service to the Company. The Company believes that the issuance of these shares to employees was exempt from registration under the Securities Act of 1933, as amended, by reason of Section 4(2) of that Act.

On November 30, 2000, the Company redeemed (the "Redemption") all of its outstanding rights (the "Rights"), the terms of which are set forth in that certain Shareholder Rights Agreement dated January 27, 2000 (the "Rights Agreement"), by and between the Company and First Union National Bank, as rights agent. The Rights Agreement and the Rights are commonly referred to as a "poison pill." Prior to their redemption, one Right was attached to each share of the Company's issued and outstanding common stock, and the Rights were exercisable only upon the occurrence of certain events as provided in the Rights Agreement. The Redemption occurred pursuant to resolutions adopted by the Company's Board of Directors on November 1, 2000, which set the record date for the Redemption at November 16, 2000. Pursuant to the provisions of the Rights Agreement, the redemption price was $0.001 per Right. The effect of the Redemption is that the Rights are no longer outstanding or exercisable.

Item  4.   Submission of Matters to a Vote of Security Holders

The following summarizes the votes at the Annual Meeting of the Company's shareholders held on November 7, 2000:

                Election of                                                                                 Broker
                 Directors                         For       Against       Withheld     Abstentions        Nonvotes
------------------------------------------------------------------------------------------------------------------------------
William F. Garrett                              1,658,660      N/A           8,100         N/A               N/A
C.C. Guy                                        1,658,655      N/A           8,105         N/A               N/A
Robert W. Humphreys                             1,658,630      N/A           8,130         N/A               N/A
Dr. James F. Kane                               1,658,615      N/A           8,145         N/A               N/A
Dr. Max Lennon                                  1,658,618      N/A           8,142         N/A               N/A
E. Erwin Maddrey, II                            1,658,658      N/A           8,102         N/A               N/A
Buck A. Mickel                                  1,658,658      N/A           8,102         N/A               N/A
Donald P. Howard                                  414,307      N/A             375         N/A               N/A
Jack J. Jackson                                   414,307      N/A             375         N/A               N/A
Talmadge Knight                                   414,307      N/A             375         N/A               N/A
Bettis C. Rainsford                               414,307      N/A             375         N/A               N/A
Roger H. Timpson                                  414,296      N/A             386         N/A               N/A
Grace G. Young                                    414,307      N/A             375         N/A               N/A

Ratification of Appointment of
KPMG LLP as Independent Auditors
for Fiscal Year 2001                            2,073,487      7,653         N/A           302               N/A

Item  6.   Exhibits  and  Reports  on  Form  8-K

(a) Exhibits

10.10 Employment Agreement between Delta Apparel, Inc. and Herbert M. Mueller dated November 7, 2000

10.11 Employment Agreement between Delta Apparel, Inc. and Martha M. Watson dated November 7, 2000

(b) No reports on Form 8-K were filed by the Company during the fiscal quarter ended December 30, 2000.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    Delta Apparel, Inc.
                                    -------------------
                                    (Registrant)




 January 30, 2001                   /s/  Herbert M. Mueller
 -----------------                  -----------------------
                                    By:  Herbert M. Mueller
                                         Vice President, Chief Financial Officer
                                         and Treasurer