Form 10-Q
period 2001-03-31
DELTA APPAREL INC
filed 2001-04-27
CIK 1101396

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

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

As of April 12, 2001, there were outstanding 2,411,743 shares of the registrant's common stock, par value of $0.01, which is the only class of the outstanding common or voting stock of the registrant.

                                      INDEX

PART I.  Financial Information                                                                   Page
                                                                                                ------
Item 1.  Financial Statements

         Interim Condensed Consolidated Financial Statements (Unaudited):

         Condensed Consolidated Balance Sheets--
                  March 31, 2001 and July 1, 2000                                                 3

         Condensed Consolidated Statements of Operations--
                  Three months and nine months ended
                  March 31, 2001 and April 1, 2000                                                4

         Condensed Consolidated Statements of Cash Flows--
                  Nine months ended March 31, 2001 and
                  April 1, 2000                                                                   5

         Notes to Condensed Consolidated Financial Statements                                     6-7

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                                    7-8

Item 3.  Quantitative and Qualitative Disclosures about Market Risk                               8-9


Part II. Other Information

Item 6.  Exhibits and Reports on Form 8-K                                                         9

Signatures                                                                                        10

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

                      DELTA APPAREL, INC. AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheets
               (in thousands, except shares and per share amounts)
                                   (Unaudited)



                                                                                                 March 31,             July 1,
                                                                                                   2001                 2000
                                                                                            -------------------    ---------------
                           Assets
Current assets:
             Cash                                                                                         $ 25                415
             Accounts receivable, net                                                                   19,373             22,115
             Inventories                                                                                48,277             28,207
             Prepaid expenses and other current assets                                                   1,583              1,186
             Deferred income taxes                                                                       1,108                  -
             Income tax receivable                                                                          70                  -

                                                                                            -------------------    ---------------
                      Total current assets                                                              70,436             51,923

Property, plant and equipment, net                                                                      24,036             26,871
Other assets                                                                                               165                313

                                                                                            -------------------    ---------------
                      Total assets                                                                    $ 94,637             79,107
                                                                                            ===================    ===============



                           Liabilities and Stockholders' Equity
Current liabilities:
             Accounts payable and accrued expenses                                                    $ 14,132             15,116
             Current portion of long-term debt                                                           2,000              2,000

                                                                                            -------------------    ---------------
                      Total current liabilities                                                         16,132             17,116

Long-term debt                                                                                          16,945              7,667
Other liabilities                                                                                          703                522
Noncurrent deferred income taxes                                                                           145                  -

                                                                                            -------------------    ---------------
                      Total liabilities                                                                 33,925             25,305
                                                                                            -------------------    ---------------

Stockholders' equity:
             Preferred stock, 2,000,000 shares authorized;
                   none issued and outstanding                                                               -                  -
             Common stock, par value $0.01 a share, 7,500,000
                   shares authorized, 2,411,743 and 2,399,863  issued and
                   outstanding at March 31, 2001 and July 1, 2000, respectively.                            24                 24
             Additional paid-in capital                                                                 53,889             53,778
             Retained earnings                                                                           7,096                  -
                                                                                            -------------------    ---------------
                                                                                                        61,009             53,802
             Less treasury stock, at cost (16,000 shares)                                                 (297)                 -

                                                                                            -------------------    ---------------
                      Total stockholders' equity                                                        60,712             53,802

                                                                                            -------------------    ---------------
                      Total liabilities and stockholders' equity                                      $ 94,637             79,107
                                                                                            ===================    ===============

See accompanying notes to condensed consolidated financial statements.

                      DELTA APPAREL, INC. AND SUBSIDIARIES

                 Condensed Consolidated Statements of Operations
               (in thousands, except shares and per share amounts)
                                   (Unaudited)

                                                                    Three Months Ended                    Nine Months Ended
                                                             --------------------------------     ------------------------------
                                                                 March 31,           April 1,        March 31,          April 1,
                                                                   2001               2000             2001              2000
                                                             ----------------    ------------     ---------------    -----------
Net sales                                                           $ 27,975          27,292            $ 84,994         77,513
Cost of goods sold                                                    22,185          22,336              67,247         65,847

                                                             ----------------    ------------     ---------------    -----------
             Gross profit                                              5,790           4,956              17,747         11,666

Selling, general and administrative expenses                           2,582           1,986               7,371          5,549
Provision for bad debts                                                  163              35                 796            151
Other (income)/expense                                                    (3)              9                 (17)            21

                                                             ----------------    ------------     ---------------    -----------
             Operating income                                          3,048           2,926               9,597          5,945

Interest expense, net                                                    386           2,145                 942          6,431

                                                             ----------------    ------------     ---------------    -----------
             Income (loss) before income taxes                         2,662             781               8,655           (486)

Provision (benefit) for income taxes                                     479              46               1,558            (13)

                                                             ----------------    ------------     ---------------    -----------
             Net income (loss)                                       $ 2,183             735             $ 7,097           (473)
                                                             ================    ============     ===============    ===========

Weighted average shares outstanding (2000 Proforma):
             Basic                                                 2,411,743       2,351,400           2,410,453      2,372,700
             Diluted                                               2,479,729       2,351,400           2,478,439      2,372,700
                                                             ================    ============     ===============    ===========

Net income (loss) per common share (2000 Proforma):
             Basic                                                    $ 0.91          $ 0.31              $ 2.94        $ (0.20)
             Diluted                                                  $ 0.88          $ 0.31              $ 2.86        $ (0.20)
                                                             ================    ============     ===============    ===========

See accompanying notes to condensed consolidated financial statements.

                      DELTA APPAREL, INC. AND SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (Unaudited)


                                                                                                  Nine Months Ended
                                                                                    --------------------------------------------
                                                                                          March 31,                April 1,
                                                                                            2001                    2000
                                                                                    ----------------------    ------------------
Cash flows from operating activities:
             Net income (loss)                                                                    $ 7,097                  (473)
             Adjustments to reconcile net income (loss) to net cash
                  (used in) provided by operating activities:
                        Depreciation and amortization                                               4,765                 4,922
                        Deferred income taxes                                                        (963)                    -
                        Loss on sale of property and equipment                                          4                     1
                        Other                                                                           -                    40
                        Changes in operating assets and liabilities:
                             Accounts receivable                                                    2,742                 6,817
                             Inventories                                                          (20,070)               (4,183)
                             Prepaid expenses and other current assets                               (438)                 (160)
                             Income taxes receivable                                                  (70)                    -
                             Other noncurrent assets                                                  148                    69
                             Accounts payable and accrued expenses                                   (874)                1,422
                             Other liabilities                                                        181                     -
                             Income taxes payable                                                                           358

                                                                                    ----------------------    ------------------
                             Net cash (used in) provided by operating activities                   (7,478)                8,813

Cash flows used in investing activities:
             Purchases of property, plant and equipment                                            (1,934)               (1,261)
             Proceeds from sale of property, plant and equipment                                       43                     -

                                                                                    ----------------------    ------------------
                             Net cash used in investing activities                                 (1,891)               (1,261)

Cash flows provided by (used in) financing activities:
             Proceeds from/(repayment of) long-term financing                                       9,278                  (339)
             Change in due to related parties, net                                                      -                (7,499)
             Dividends paid                                                                            (2)                    -
             Repurchase common stock                                                                 (297)                    -


                                                                                    ----------------------    ------------------
                             Net cash provided by (used in) financing activities                    8,979                (7,838)

                                                                                    ----------------------    ------------------
                             Net decrease in cash                                                    (390)                 (286)

Cash balance at beginning of period                                                                   415                   402

                                                                                    ----------------------    ------------------
Cash balance at end of period                                                                        $ 25                   116
                                                                                    ======================    ==================

Supplemental cash flow information:
             Cash paid during the period for interest                                               $ 883                    27
                                                                                    ======================    ==================

             Cash paid during the period for income taxes                                         $ 2,592                     -
                                                                                    ======================    ==================

             Noncash financing activity--issuance of common stock                                   $ 110                     -
                                                                                    ======================    ==================

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

The interim condensed consolidated financial statements for the three months and nine months ended March 31, 2001 and April 1, 2000, included herein, have been prepared in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and nine months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending June 30, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended July 1, 2000, filed with the Securities and Exchange Commission.

Note B--Inventories

Inventories consist of the following:
                                                March 31,           July 1,
                                                   2001              2000
                                               -------------    ------------

             Raw materials                     $      3,184          2,785
             Work in process                         19,032         11,903
             Finished goods                          26,061         13,519
                                                  ----------    ------------

                                               $     48,277         28,207
                                                  ==========    ============

Note C--Income Taxes

The effective income tax rate on pretax income for the nine months ended March 31, 2001 was 18.0%, compared to 1.3% for the fiscal year ended July 1, 2000. Based on results to date and projections for the remainder of fiscal year 2001, the Company expects to use its remaining federal net operating loss carryforwards and be subject to income taxes on a portion of its income. Based on these projections, management estimates that the valuation allowances on the tax benefit resulting from net operating loss carryforwards will be reduced or eliminated, resulting in an annualized forecasted effective income tax rate of 18.0%.

Note D--Cotton Procurements

The Company has entered into agreements, and has fixed prices, to purchase cotton for use in its manufacturing operations. At March 31, 2001, minimum payments under these contracts with non-cancelable contract terms were $22,124.

Note E--Computation of Basic and Diluted Net Earnings per Share (EPS) and Proforma EPS

Basic net earnings per share is calculated by dividing the net earnings by the weighted average common shares outstanding of Delta Apparel, Inc. For the purposes of diluted earnings per share, the diluted weighted average common shares outstanding includes the shares covered by options or awards granted under the Company's Stock Option Plan and the Company's Incentive Stock Award Plan.

Proforma net earnings per share is calculated by dividing the net earnings by the weighted average common shares outstanding of Delta Woodside Industries, Inc., adjusted for the distribution ratio assuming that shares distributed in the Distribution were outstanding for the three and nine months ended April 1, 2000.

The weighted average shares do not include securities that would be anti-dilutive for each of the periods presented.

Note F--Stockholders' Equity

On November 1, 2000, the Board of Directors authorized the repurchase by the Company in open market transactions of up to $3.0 million of Delta Apparel common stock ("Stock Repurchase Program"). All purchases are made at the discretion of management in accordance with IRS guidelines for share repurchases after a spin-off. In connection with the Stock Repurchase Program, during the three months ended March 31, 2001, the Company purchased 12,700 shares of Delta Apparel common stock for an aggregate of $0.2 million. Since the inception of the Stock Repurchase Program, the Company has purchased 16,000 shares of Delta Apparel common stock for an aggregate of $0.3 million.

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

RESULTS OF OPERATIONS

Net sales in the third quarter of fiscal year 2001 were $28.0 million, an increase of $0.7 million from the third quarter of the prior fiscal year. The increase in net sales was due to increased unit sales (up 9.9%, accounting for $2.7 million) offset by lower prices (down 6.8%, accounting for $2.0 million). The price decrease was the result of various price promotions in the activewear market. For the nine months ended March 31, 2001, net sales increased 9.7% to $85.0 million from the nine months ended April 1, 2000. The increase in net sales for the nine month period is the result of increased unit sales (up 12.8%, accounting for $9.9 million) offset by slightly lower prices (down 2.8%, accounting for $2.4 million). For fiscal year 2001, the Company currently projects sales growth at an annualized rate of approximately 10% and an operating profit growth of approximately 20% over the prior fiscal year. It is uncertain to what extent, if any, the challenging retail conditions and current price promotions will affect our fourth quarter results.

Gross profit increased to $5.8 million, or 20.7% of sales, in the three months ended March 31, 2001 from $5.0 million, or 18.2% of sales, in the same period of fiscal 2000. For the first nine months of fiscal year 2001, gross profit was $17.7 million, or 20.9% of sales, an increase of $6.1 million from the first nine months of fiscal year 2000. The increased gross profit in the three and nine months ended March 31, 2001 was the result of increased volume, improved sales mix and lower manufacturing costs, offset slightly by the lower pricing. The lower manufacturing costs were driven by higher efficiencies and overhead utilization compared to the prior year. The impact of the U.S. Caribbean Trade Partnership Act also contributed to the lower manufacturing costs due to the elimination of duties.

Selling, general and administrative expenses for the quarter ended March 31, 2001 were $2.7 million, or 9.8% of sales, an increase of $0.7 million from the $2.0 million, or 7.4% of sales, in the same quarter of last year. The shift of sales from distributors to direct customers has resulted in smaller average orders. This caused an increase in distribution expenses of $0.2 million for the three months ended March 31, 2001. The Company also incurred increased expenses during the quarter of $0.3 million related to the Incentive Stock Program, $0.1 million in public reporting expenses and $0.1 million in bad debt expense. For the nine months ended March 31, 2001, selling, general and administrative expenses were 9.6% of sales, an increase from 7.4% of sales for the nine months ended April 1, 2000. The increase was primarily due to the move of the corporate headquarters, the proxy contest, higher commission expense resulting from the increased sales of higher margin products, public reporting expenses, an increase in distribution expense and increased bad debt expense.

The Company's operating income was $3.0 million for the third quarter of fiscal year 2001, an increase of 4.2% from the same quarter of fiscal year 2000. For the nine months ended March 31, 2001, operating income increased 61.4% to $9.6 million from the nine months ended April 1, 2000. Improved gross profit, offset by slightly higher selling, general and administrative costs contributed to the improvement in operating income.

For the three months ended March 31, 2001, net interest expense was $0.4 million, as compared to $2.1 million for the three months ended April 1, 2000. Net interest expense for the nine months ended March 31, 2001 was $0.9 million, a decrease of $5.5 million from the same period of fiscal year 2000. This reduction was a result of the contribution to equity of intercompany debt in connection with the spin-off from Delta Woodside Industries, Inc. on June 30, 2000.

The effective income tax rate on pretax income for the three months and nine months ended March 31, 2001 was 18.0% compared to 1.3% for the fiscal year ended July 1, 2000. Based on results to date and projections for the remainder of fiscal year 2001, the Company expects to use its remaining federal net operating loss carryforwards and be subject to income taxes on a portion of its income. Based on these projections, management estimates that the valuation allowances on the tax benefit resulting from net operating loss carryforwards will be reduced or eliminated, resulting in an annualized forecasted effective income tax rate of 18.0%.

Net income for the third quarter of fiscal year 2001 was $2.2 million, or 7.8% of sales, compared to $0.7 million for the third quarter of fiscal year 2001. For the nine months ended March 31, 2001, net income increased $7.6 million to $7.1 million from the loss in the nine months ended April 1, 2000. The improved net income was due to the factors described above.

Delta Apparel's order backlog at March 31, 2001 was $13.2 million, a $5.1 million decrease from the $18.3 million order backlog at April 1, 2000. The decrease in backlog is due to the reduction of forward purchase commitments given by distributors and the increase in short notice orders from catalog customers. This is the result of the decrease in sales to distributors from approximately 38% of sales in the first nine months of fiscal 2000 to 22% of sales in the first nine months of fiscal 2001. As a growing percentage of the Company's goods are sold on an immediate shipment basis, Delta Apparel believes that backlog order levels may no longer give a general indication of future sales.

Inventories at March 31, 2001 totaled $48.3 million, compared to $28.2 million at July 1, 2000. The increased inventory at March 31, 2001 is mainly due to the additional inventory required to meet the fourth quarter sales demand, resulting from the seasonality of the business. In addition, the Company increased its manufacturing capacity in order to build additional inventory in anticipation of the projected sales growth over the prior fiscal year.

Capital expenditures in the three months ended March 31, 2001 were $0.8 million as compared to $0.2 million in the three months ended April 1, 2000. For the first nine months of fiscal year 2001, capital expenditures were $1.9 million, an increase of $0.6 million from the $1.3 million in the first nine months of fiscal year 2000. The expenditures in fiscal year 2001 were primarily related to the new internet site which integrates customer service, inventory and shipping and offers our customers the ability to check the status of their orders, view inventory availability and place new orders. The expenditures also related to the Company's expansion into Mexico.

LIQUIDITY AND CAPITAL RESOURCES

Delta Apparel's operating activities used cash of $7.5 million in the first nine months of fiscal year 2001. The cash used was primarily the result of an increase in inventory, offset by net income, depreciation and a reduction in receivables.

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

Delta Apparel's peak borrowing needs were in the three months ended March 31, 2001. During the fourth fiscal quarter, Delta Apparel expects that its borrowings for working capital purposes and letters of credit under its revolving credit facility will decrease. At March 31, 2001, the Company had $10.8 million outstanding under the revolving credit facility at an average interest rate of 7.33%. The interest rate at March 31, 2001 on the term loan was 7.4%.

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

On November 1, 2000, the Board of Directors authorized the repurchase by the Company in open market transactions of up to $3.0 million of Delta Apparel common stock ("Stock Repurchase Program"). All purchases are made at the discretion of management in accordance with IRS guidelines for share repurchases after a spin-off. In connection with the Stock Repurchase Program, during the three months ended March 31, 2001, the Company purchased 12,700 shares of Delta Apparel common stock for an aggregate of $0.2 million. Since the inception of the Stock Repurchase Program, the Company has purchased 16,000 shares of Delta Apparel common stock for an aggregate of $0.3 million.

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

Cotton on-call with a fixed price at March 31, 2001 was valued at $22.1 million, and is scheduled for delivery between April, 2001 and March, 2002. At March 31, 2001, the Company had unpriced contracts for deliveries between January, 2002 and March, 2002. Based on the prevailing price at March 31, 2001, the value of these unpriced commitments is approximately $0.8 million. Daily price fluctuations are minimal, yet long-term trends in price movement can result in unfavorable pricing of cotton for Delta Apparel. Delta Apparel does not use financial instruments to hedge commodity price risk. At March 31, 2001, a 10% decline in the market price of the cotton covered by Delta Apparel's fixed price contracts would have had a negative impact of approximately $2.2 million on the value of the contracts.

INTEREST RATE SENSITIVITY

Delta Apparel's credit agreement provides that the interest rate on outstanding amounts owed shall bear interest at variable rates. If the amount of outstanding indebtedness at March 31, 2001 under the revolver and term loan had been the amount outstanding during the entire three months ended March 31, 2001 and the interest rate on this outstanding indebtedness had been increased by 1%, Delta Apparel's expense would have been approximately $47,000, or 12.3%, higher during the quarter. The actual increase in interest expense resulting from a change in interest rates would depend on the magnitude of the increase in rates and the average principal balance outstanding.

PART  II.  OTHER  INFORMATION

Item  6.   Exhibits  and  Reports  on  Form  8-K

 (b) No reports on Form 8-K were filed by the Company during the fiscal quarter ended March 31, 2001.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         Delta  Apparel, Inc.
                                         ----------------------------------
                                         (Registrant)




 April 26,  2001                         /s/  Herbert M. Mueller
 ------------------------                ----------------------------
                                         By:  Herbert M. Mueller
                                         Vice President, Chief Financial Officer
                                         and Treasurer