Form 10-K405
period 2001-06-30
DELTA APPAREL INC
filed 2001-09-14
CIK 1101396

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For The Fiscal Year Ended June 30, 2001

OR

[    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from __________ to ___________

Commission File No. 1-15583

DELTA APPAREL, INC.
(Exact name of registrant as specified in its charter)

Georgia	58-2508794

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2750 Premiere Parkway, Suite 100
Duluth, Georgia 30097
(Address of principal executive offices) (zip code)

Registrant’s telephone number, including area code: (678) 775-6900

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, par value $0.01	American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [    ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of August 31, 2001, there were outstanding 2,388,823 shares of the registrant’s common stock, par value $0.01, which is the only class of outstanding common or voting stock of the registrant. As of that date, the aggregate market value of the shares of common stock held by nonaffiliates of the registrant (based on the closing price for the common stock on the American Stock Exchange on August 31, 2001) was approximately $33.4 million.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement to be filed pursuant to Regulation 14A for the 2001 Annual Meeting of Stockholders to be held on November 19, 2001 are incorporated by reference into Part III of this report.

PART I

ITEM 1. BUSINESS

The following discussion contains various “forward-looking statements”. All statements, other than statements of historical fact, that address activities, events or developments that Delta Apparel expects or anticipates will or may occur in the future are forward-looking statements. Examples are statements that concern future revenues, future costs, future capital expenditures, business strategy, competitive strengths, competitive weaknesses, goals, plans, references to future success or difficulties and other similar information. The words “estimate”, “project”, “forecast”, “anticipate”, “expect”, “intend”, “believe” and similar expressions, and discussions of strategy or intentions, are intended to identify forward-looking statements.

The forward-looking statements in this document are based on Delta Apparel’s expectations and are necessarily dependent upon assumptions, estimates and data that Delta Apparel believes are reasonable and accurate but may be incorrect, incomplete or imprecise. Forward-looking statements are also subject to a number of business risks and uncertainties, any of which could cause actual results to differ materially from those set forth in or implied by the forward-looking statements. Many of these risks and uncertainties are described under the subheading “Risk Factors” below and are beyond Delta Apparel’s control. Accordingly, any forward-looking statements do not purport to be predictions of future events or circumstances and may not be realized.

Delta Apparel does not undertake publicly to update or revise the forward-looking statements even if it becomes clear that any projected results will not be realized.

All references in this document to Delta Apparel refer to Delta Apparel, Inc., together with its subsidiaries.

OVERVIEW

Delta Apparel, Inc. (“Delta Apparel” or the “Company”) was incorporated on December 10, 1999 as an indirect wholly-owned subsidiary of Delta Woodside Industries, Inc. (NYSE: DLW, “Delta Woodside”). On June 30, 2000, Delta Woodside distributed all of the outstanding shares of Delta Apparel to the shareholders of Delta Woodside (the “Spin-off”). As a result of the Spin-off, Delta Apparel became a separate public reporting company, the common stock of which trades on the American Stock Exchange under the symbol “DLA”. Prior to May 2000, the business of the Company was conducted by the Delta Apparel Company division of various subsidiaries of Delta Woodside. In May 2000, Delta Woodside reorganized its subsidiaries and divisions, and all of the assets and operations of the Delta Apparel Company division were transferred to the Company or its subsidiary, and the Company became a direct wholly-owned subsidiary of Delta Woodside. Historical data for the periods prior to June 30, 2000 pertain to the Delta Apparel Company division of Delta Woodside’s subsidiaries or the Company prior to the Spin-off.

Delta Apparel is a vertically integrated manufacturer and marketer of high quality knit apparel. The Company specializes in selling undecorated T-shirts, golf shirts and tank tops to distributors, screen printers and private label accounts.

Delta Apparel is a Georgia corporation with its principal executive offices located at 2750 Premiere Parkway, Suite 100, Duluth, Georgia 30097 (telephone number: 678-775-6900).

PRODUCTS

The Company markets high quality knit apparel garments in a variety of styles, colors and fabric weights. Delta Apparel’s products include a variety of short and long sleeve T-shirts, placket collar golf shirts and tank tops.

T-SHIRTS: The Company offers basic T-shirts for both children and adults in a variety of styles and weights. In addition to basic T-shirts, the Company offers specialty tees, including the Baseball Practice Tee and the Ringer Tee. Sales of T-shirts accounted for approximately 99%, 97% and 91% of the Company’s sales in fiscal 2001, 2000 and 1999, respectively.

GOLF SHIRTS: Delta Apparel’s placket collar golf shirts are available in cotton ringspun pique and cotton jersey. These shirts have three woodtone buttons and are available with a variety of fashion collars and cuffs.

TANK TOPS: The Company offers pro weight 5.5 oz. 100% preshrunk cotton tank tops. The tank tops have self fabric trim around the neck and armholes and a two needle hemmed bottom.

The Company sells its products under the DELTA® and QUAIL HOLLOW® brand names as well as under private labels.

MARKETING

Delta Apparel’s marketing is performed primarily by employed sales personnel located throughout the country. Delta Apparel also utilizes independent sales representatives. Sales personnel call directly on the retail marketplace, contacting department stores, distributors, screen printing companies and mass marketers.

Approximately 54% of Delta Apparel’s fiscal 2001 sales were to screen printers and other direct customers, approximately 21% were to distributors, with the balance to private label accounts. In fiscal year 2001, the Company focused on selling directly to screen printers and other direct customers, thereby shifting approximately 8% of its sales from distributors to direct customers. Generally, sales to distributors and screen printers are driven by the availability of competitive products and price, while sales in the private label business are characterized by slightly higher customer loyalty.

The Company currently services over 850 customers. No single customer accounted for more than 10% of Delta Apparel’s sales in fiscal year 2001, 2000 or 1999. Part of Delta Apparel’s strategy is not to become dependent on any single customer.

Most knit apparel products are produced based on forecasts to permit quick shipment and to level production schedules. Special knit apparel products and private label knit apparel styles are generally made only to order. Some customers place multi-month orders and request shipment at their discretion. The Company offers same-day shipping and uses third party carriers to ship products to its customers.

Delta Apparel’s sales reflect some seasonality, with sales during the first and fourth fiscal quarters generally being the highest, and sales during the second fiscal quarter generally being the lowest. The apparel industry is characterized by rapid shifts in fashion, consumer demand and competitive pressures, resulting in both price and demand volatility. The demand for any particular product varies from time to time based largely upon changes in consumer preferences and general economic conditions affecting the apparel industry, such as consumer expenditures for non-durable goods.

ORDER BACKLOG

Delta Apparel’s order backlog at June 30, 2001 was $9.5 million, a $4.8 million decrease from the $14.3 million order backlog at July 1, 2000. The decrease in backlog is due to the reduction of forward purchase commitments given by distributors and the increase in short notice orders from direct customers. This is the result of the decrease in sales to distributors from approximately 32% of sales in fiscal year 2000 to 21% of sales in fiscal year 2001. As a growing percentage of the Company’s goods are sold on an immediate shipment basis, Delta Apparel believes that backlog order levels may no longer give a general indication of future sales.

MANUFACTURING

As a vertically integrated operation, the Company converts raw fibers into finished apparel utilizing company-owned and leased facilities. When demand exceeds production capacity or when it is cost effective to do so, the Company uses outside contractors and general suppliers for textile and sewing production.

Delta Apparel spins the majority of its yarn at its modern facility in Edgefield, South Carolina. The Company knits, dyes, finishes and cuts almost all of its fabric in a company-owned plant in Maiden, North Carolina. Delta Apparel currently sews most of its garments in two leased facilities in San Pedro Sula, Honduras. During fiscal 2001, the Company also completed its expansion into Mexico and commenced sewing operations at a leased facility in Campeche. At 2001, 2000, and 1999 fiscal year ends, Delta Apparel’s long-lived assets in Honduras and Mexico collectively comprised 7.6%, 4.9%, and 6.6%, respectively, of Delta Apparel’s total net property, plant and equipment. In June 2001, the Company announced the closing of its last domestic sewing plant located in Washington, Georgia. Approximately 38% of Delta Apparel’s fiscal 2001 sewing requirements were satisfied by outside contractors located in Mexico and the Caribbean basin. During fiscal 2002, the Company will use the Mexican sewing facility to satisfy a large part of its sewing needs, thereby reducing its use of outside contractors to only 10% to 25% of its sewing production. Delta Apparel has distribution centers located in Knoxville, Tennessee and Buena Park, California. In order to provide immediate delivery to its West Coast customers, the Company opened its West Coast Sales and Distribution Center in Buena Park in June 2001.

RAW MATERIALS

Delta Apparel’s principal raw material is cotton, which is acquired from several suppliers. Delta Apparel’s average price per pound of cotton purchased and consumed (including freight and carrying cost) was $.539, $.601, and $.678 in fiscal years 2001, 2000 and 1999, respectively. In fiscal 2002 Delta Apparel expects to use over 40 million pounds of cotton in its manufacture of yarn. Delta Apparel has contracted to purchase 100% and fixed the price on approximately 75% of its expected cotton requirements for fiscal 2002. The percentage of its cotton requirements that Delta Apparel fixes each year varies depending upon its forecast of future cotton prices. Current cotton market prices are at relatively low levels. Delta Apparel believes that recent cotton prices have enabled it to contract for cotton at prices that will permit it to be competitive with other companies in the United States apparel industry when the cotton purchased for future use is put into production. To the extent that cotton prices decrease before Delta Apparel uses these future purchases or to the extent that cotton prices increase and Delta Apparel has not provided for its requirements with fixed price contracts, the Company could be materially and adversely affected, as there can be no assurance that it would be able to pass along its own relatively higher costs to its customers.

BUSINESS STRATEGY

Delta Apparel’s mission is to grow sales and increase earnings by providing its customers with the best value with respect to the products it manufactures. The following key components of the Company’s business strategy will be used to pursue this objective:

MAINTAIN LOW-COST VERTICALLY-INTEGRATED MANUFACTURING OPERATIONS. The Company is a vertically integrated manufacturer which spins, knits, bleaches, dyes, finishes, cuts and sews its products at its manufacturing facilities. The Company believes this reduces costs, allows for efficient production and provides for consistent, high quality products. Delta Apparel continues to use its automated textile manufacturing facilities in the United States, but has moved virtually all of its sewing operations offshore to take advantage of the favorable wage differentials. During fiscal 2001, the Company established a Mexican sewing plant in order take advantage of the benefits offered under NAFTA and announced the closing of its last domestic sewing facility. Effective October 1, 2000, the Caribbean Basin Trade Partnership Act eliminated the duties on apparel imported from certain Caribbean basin countries, provided such apparel is made from fabric formed in the United States of U.S. yarn. This had a favorable impact on the Company’s cost of sewing in its Honduran facilities.

PROVIDE EXCELLENT CUSTOMER SERVICE. The Company believes that providing excellent customer service with respect to rapid and accurate delivery, customer inventory needs and order monitoring is essential. In June 2001, the Company opened its West Coast Sales and Distribution Center in order to provide better service to its West Coast customers. Delta Apparel can now cost-effectively offer delivery of its products to approximately 90% of the continental United States population in one to two days. During the year, the Company also launched its new customer-friendly Internet site. The site provides real-time information in an easy to use format so customers will have the information they need to run their business more efficiently. Customers can now track the status of their order, receive emails confirming the shipment of their order and check the availability of inventory prior to placing an order. The Company believes that its knowledgeable phone based customer service representatives, along with the Internet site, makes its total customer service offering the most advanced and convenient in the industry.

BALANCE THE CUSTOMER AND PRODUCT MIX. The Company believes that a balanced mix of customers and products is essential to its success. Although distributors are key to the business as they typically place larger orders and maintain higher inventory levels, margins are typically 4 to 10 percentage points higher on direct and private label sales. During the fiscal year, the Company shifted approximately 8% of its sales from distributors to direct customers. In addition, Delta Apparel is focusing on shifting the product mix to higher margin items. This includes manufacturing more colored products and expanding the product line into more specialized T-shirts. The Company increased its sales of colored products from 46% of total sales in fiscal 2000 to 57% of total sales in fiscal 2001.

FOCUS ON INVENTORY AND ACCOUNTS RECEIVABLE. Delta Apparel continues to focus on the management of inventory and accounts receivable in order to minimize its overall risk and capital investment. The Company will continue to focus on its inventory requirements and may increase inventory levels in the future for expansion or for expected future sales growth.

COMPETITION

Delta Apparel competes with many United States and Canadian branded and private label manufacturers of knit apparel, some of which are larger in size and have greater financial resources than Delta Apparel. Competition in the activewear apparel industry is generally based upon price, service, delivery time, quality and flexibility, with the relative importance of each factor depending upon the needs of particular customers and the specific product offering. Delta Apparel’s strategy is to provide the best value to its customers. Favorable competitive aspects of Delta Apparel’s business are the relatively high quality of its products, its state of the art information systems and the business’ flexibility and process control, which leads to product consistency. Delta Apparel’s primary relative competitive disadvantage is that its brand names are not as well known as the brand names of its largest competitors, such as Gildan®, Hanes® and Russell®.

EMPLOYEES

At June 30, 2001, the Company, including its offshore subsidiaries, had approximately 2,600 full time employees. Delta Apparel’s employees are not represented by unions and the Company believes that its relations with its employees are good.

ENVIRONMENTAL AND REGULATORY MATTERS

Delta Apparel is subject to various federal, state and local environmental laws and regulations concerning, among other things, wastewater discharges, storm water flows, air emissions, ozone depletion and solid waste disposal. Delta Apparel’s plants generate very small quantities of hazardous waste, which are either recycled or disposed of off-site. Most of its plants are required to possess one or more discharge permits.

On August 25, 2000, Delta Apparel’s Maiden, North Carolina textile plant received a North Carolina Notice of Violation and Assessment of Civil Penalty amounting to $2,100 for violation of the 11% chronic toxicity effluent discharge limitation. Delta Apparel has responded to the violation by reformulating the high salt dye formulas and this has brought the Company within the permitted levels. The Company paid the penalty and is not aware of any new violations.

Delta Apparel’s Maiden, North Carolina textile plant has received complaints from downstream owners about the color of its effluent discharge into a river’s tributary. The Company has received a draft National Pollution Discharge Elimination System (“NPDES”) permit for public review and this permit addresses the color of effluent. The Company is currently voluntarily treating the effluent to significantly reduce the color discharged. The amount of additional annual expenses, if any, that the Company may incur in the future in order to comply with the permit regarding the color of effluent will not be determinable until the final version of the NPDES permit is released.

Delta Apparel incurs capital and other expenditures each year that are aimed at achieving compliance with current and future environmental standards. Generally, the environmental rules applicable to Delta Apparel are becoming increasingly stringent. Delta Apparel does not expect that the amount of these expenditures in the future will have a material adverse effect on its operations, financial condition or liquidity. There can be no assurance, however, that future changes in federal, state, or local regulations, interpretations of existing regulations or the discovery of currently unknown problems or conditions will not require substantial additional expenditures. Similarly, the extent of Delta Apparel’s liability, if any, for past failures to comply with laws, regulations and permits applicable to its operations cannot be determined.

RISK FACTORS

AVAILABILITY OF CASH. The Company believes that adverse changes in competitive conditions, coupled with the long-term trend of declining prices for Delta Apparel’s products, may cause Delta Apparel to incur operating losses or to use significant amounts of cash in its operations. Significant operating losses or significant uses of cash in its operations could cause the Company to be unable to pay its debts as they become due and to default on its credit facility, which would have an adverse effect on the value of the Delta Apparel shares.

Prior to the Spin-off, Delta Apparel received funds for its operations and capital expenditures from Delta Woodside. As a result of the Spin-off and related transactions, Delta Apparel can no longer look to Delta Woodside to satisfy its cash flow needs. In mid-May 2000, Delta Apparel entered into a credit agreement with a lending institution, under which the lender provided Delta Apparel with a $10 million term loan and a 3-year $25 million revolving credit facility. The Company’s ability to borrow under its revolving credit facility is based upon, and thereby limited by, the amounts of its accounts receivable and inventory. Any material deterioration in Delta Apparel’s results could reduce the Company’s borrowing base, which could cause the Company to lose its ability to borrow additional amounts under its revolving credit facility or to issue additional letters of credit to suppliers. In such a circumstance, the borrowing availability under Delta Apparel’s credit facility may not be sufficient for the Company’s capital needs.

Delta Apparel’s credit agreement contains covenants that restrict, among other things, the ability of Delta Apparel and its subsidiaries to incur indebtedness, create liens, consolidate, merge, sell assets or make investments. The credit agreement also contains customary representations and warranties, funding conditions and events of default. A breach of one or more covenants or any other event of default under the credit agreement could result in an acceleration of the Company’s obligations under that agreement, in the foreclosure on any assets subject to liens in favor of the credit agreement’s lender and in the inability of Delta Apparel to borrow additional amounts under the credit agreement.

PRICING. Prices for the Company’s products have generally been dropping over the last several years, even though demand for Delta Apparel’s products has increased since fiscal 1998. The price declines have resulted from factors largely outside Delta Apparel’s control, such as the industry’s transfer of manufacturing out of the United States, excess supply capacity, and declining raw material prices. In addition, some of Delta Apparel’s competitors are experiencing significant financial difficulties. These difficulties may lead these competitors to sell substantial amounts of goods at prices against which Delta Apparel cannot effectively compete. Demand for Delta Apparel’s products is dependent on the general demand for T-shirts and the availability of alternative sources of supply. The Company’s strategy in this market environment is to be a low cost producer and to differentiate itself by providing quality service to its customers. Even if this strategy is successful, its results may be offset by reductions in demand or price declines.

CYCLICAL RESULTS. Delta Apparel and the U.S. apparel industry are sensitive to the business cycle of the national economy. Moreover, the popularity, supply and demand for particular apparel products can change significantly from year to year based on prevailing fashion trends and other factors. Reflecting the cyclical nature of the apparel industry, many apparel producers tend to increase capacity during years in which sales are strong. These increases in capacity tend to accelerate a general economic downturn in the apparel markets when demand weakens. These factors have historically contributed to fluctuations in Delta Apparel’s results of operations. When these fluctuations occur in the future, Delta Apparel may be unable to compete successfully in the industry downturn.

MARKET PRICE OF DELTA APPAREL SHARES. Various investment banking firms have informed the Company that public companies with relatively small market capitalizations have difficulty generating institutional interest, research coverage or trading volume. This illiquidity can translate into price discounts as compared to industry peers or to the shares’ inherent value. Delta Apparel believes that the market perceives it to have a relatively small market capitalization. Moreover, the financial difficulties of other companies in Delta Apparel’s industry are likely to have a depressive effect on the market for the Delta Apparel shares. Coupled with Delta Apparel’s operating losses prior to fiscal year 2000, these factors could lead to Delta Apparel’s shares trading at prices that are significantly lower than the Company’s estimate of their inherent value.

As of August 31, 2001, Delta Apparel had outstanding 2,388,823 shares of common stock. The Company believes that approximately 86.1% of this stock is beneficially owned by persons who beneficially own more than 5% of the outstanding shares of Delta Apparel common stock and related individuals, and that of this approximately 40.5% of the outstanding stock is beneficially owned by institutional investors. Sales of substantial amounts of Delta Apparel common stock in the public market by any of these large holders could adversely affect the market price of the common stock.

PRINCIPAL STOCKHOLDERS EXERT SUBSTANTIAL INFLUENCE. As of August 31, 2001, two members of Delta Apparel’s board of directors and related individuals had the voting power of approximately 21.2% of the outstanding shares of Delta Apparel common stock. These individuals will exert substantial influence with respect to all matters submitted to a vote of stockholders, including the election of the Delta Apparel directors.

POLITICAL AND ECONOMIC UNCERTAINTY IN HONDURAS AND MEXICO. Delta Apparel has two company-operated sewing facilities in Honduras and one company-operated sewing facility in Mexico. If the Honduran and Mexican labor markets tighten, it could have some adverse effects on the industries located in these countries. In addition, the Company might be adversely affected if economic or legal changes occur that affect the way in which Delta Apparel conducts its business in these countries. For example, a growing economy could lower unemployment which could increase wage rates or make it difficult to retain employees or employ enough people to meet demand. The government could also decide to add additional holidays or change employment law increasing the Company’s costs to produce.

U.S. TRADE REGULATIONS. Delta Apparel’s products are subject to foreign competition, which in the past has been faced with significant U.S. government import restrictions. Foreign producers of apparel often have significant labor cost advantages. Given the number of these foreign producers, the substantial elimination of import protections that protect domestic apparel producers could materially adversely affect Delta Apparel’s business. The extent of import protection afforded to domestic apparel producers has been, and is likely to remain, subject to considerable political considerations.

The North American Free Trade Agreement (which this document refers to as “NAFTA”) became effective on January 1, 1994 and has created a free-trade zone among Canada, Mexico and the United States. NAFTA contains a rule of origin requirement that products be produced in one of the three countries in order to benefit from the agreement. NAFTA has phased out all trade restrictions and tariffs among the three countries on apparel products competitive with those of Delta Apparel. During fiscal 2001, the Company completed its sewing expansion into Mexico in order to take advantage of the NAFTA benefits. Subsequent repeal or alteration of NAFTA could seriously adversely affect the Company’s results of operations.

The Caribbean Basin Trade Partnership Act (often referred to as the “CBI Parity Bill”) became effective on October 1, 2000. The provisions of the CBI Parity Bill have the following effects most relevant to the apparel business:

•	Apparel assembled in most Caribbean nations (such as Honduras) from fabric formed and cut in the United States of U.S. yarn can enter the United States duty-free;

•	Apparel cut and sewn in most Caribbean nations from fabric formed in the United States of U.S. yarn can enter the United States duty-free as long as it is sewn with U.S. manufactured thread; and

•	Certain limits of apparel made from fabric formed in certain Caribbean nations of U.S. yarn and cut and sewn in those nations can enter the United States duty-free.

Apparel entering the United States under any of these three provisions is not subject to any quotas that may exist for that specific category of goods. Delta Apparel believes that the CBI Parity Bill gives it a competitive advantage relative to apparel manufacturers outside of the Caribbean and improves its competitive position relative to apparel manufacturers inside the non-NAFTA countries. Subsequent repeal or adverse alteration of the CBI Parity Bill could put Delta Apparel at a serious competitive disadvantage relative to such manufacturers.

The World Trade Organization (which this document refers to as the “WTO”), a multilateral trade organization, was formed in January 1995 and is the successor to the General Agreement on Tariffs and Trade. This multilateral trade organization has set forth mechanisms by which world trade in clothing is being progressively liberalized by phasing-out quotas and reducing duties over a period of time that began in January of 1995. As it implements the WTO mechanisms, the U.S. government is negotiating bilateral trade agreements with developing countries (which are generally exporters of textile and apparel products) that are members of the WTO to get them to reduce their tariffs on imports of textiles and apparel in exchange for reductions by the United States in tariffs on imports of textiles and apparel. The elimination of quotas and the reduction of tariffs under the WTO may result in increased imports of certain apparel products into North America. These factors could make Delta Apparel’s products less competitive against low cost imports from developing countries.

ENVIRONMENTAL RULES. Delta Apparel’s operations must meet extensive federal, state and local regulatory standards in the areas of safety, health and environmental pollution controls. In addition, there can be no assurance that future changes in federal, state or local regulations, interpretations of existing regulations or the discovery of currently unknown problems or conditions will not require substantial additional expenditures. Similarly, the extent of Delta Apparel’s liability, if any, for past failures to comply with laws, regulations and permits applicable to its operations cannot be determined.

OUTSIDE PRODUCTION. Delta Apparel has historically relied upon third party suppliers for up to 40% of its sewing production. During fiscal 2002, the Company will use its Mexican sewing facility to satisfy a large part of its sewing needs, thereby reducing its use of outside contractors to only 10% to 25% of its sewing production. Any shortage of supply or significant price increases from the Company’s suppliers could adversely affect Delta Apparel’s results of operations.

HISTORICAL TAX LIABILITIES. Prior to the Spin-off, Delta Apparel was a member of Delta Woodside’s consolidated group for federal income tax purposes. Each member of a consolidated group is jointly and severally liable for the federal income tax liability of the other members of the group. After the Spin-off, Delta Apparel, along with Delta Woodside and Duck Head, will continue to be liable for the Delta Woodside liabilities that were incurred for periods before the Spin-off.

Delta Apparel, Delta Woodside and Duck Head (a company formerly owned by Delta Woodside that was also spun-off in June 2000) have entered into the Tax Sharing Agreement. This agreement generally seeks to allocate consolidated federal income tax liabilities to Delta Woodside for all periods prior to and including the Spin-off. Under this agreement, all disputes arising under the Agreement (other than claims in equity) shall be resolved by arbitration in accordance with the Commercial Arbitration Rules of the American Arbitration Association. If Delta Woodside does not satisfy any of its liabilities respecting any period prior to the Spin-off, Delta Apparel could be responsible for satisfying them, notwithstanding the Tax Sharing Agreement.

TRADEMARKS. Delta Apparel relies on the strength of its trademarks. Approximately 75% of Delta Apparel’s products are currently sold under the DELTA® and QUAIL HOLLOW® brands. The Company has incurred legal costs in the past to establish and protect its trademarks, but this cost has not been significant. Delta Apparel may in the future be required to expend resources to protect these trademarks. The loss or limitation of the exclusive right to use its trademarks could adversely affect the Company’s sales and results of operations.

KEY MANAGEMENT. Delta Apparel’s success depends upon the talents and continued contributions of its key management, many of who would be difficult to replace. The loss or interruption of the services of these executives could have a material adverse effect on the Company’s business, financial condition and results of operations. Although the Company maintains employment agreements with certain members of key management, the Company cannot be assured that the services of such personnel will continue. Delta Apparel does not, however, maintain an employment agreement with Robert W. Humphreys, President and Chief Executive Officer. The Company believes its future success depends on its ability to retain and motivate its key management, its ability to integrate new members of management into its operations and the ability of all personnel to work together effectively as a team.

ITEM 2. PROPERTIES

Delta Apparel’s principal administrative, sales, and marketing operations are located in a leased facility in Duluth, Georgia. The lease is for approximately 18,600 square feet and expires in March 2006 and has one option to extend the lease for a five year term. The Company also has a leased sales office in New York City. The lease is for approximately 648 square feet and expires in November 2002. The following table provides a description of Delta Apparel’s principal production and warehouse facilities.

		Approximate
		Square	Owned/
Location	Utilization	Footage	Leased

Edgefield Plant, Edgefield, SC	Spin	296,000	Owned

Maiden Plant, Maiden, NC	Knit/dye/finish/cut	305,000	Owned

Washington Plant, Washington, GA	Sew	129,800	Owned(1)

Distribution Center, Knoxville, TN	Distribution	550,000	Owned

Sales and Distribution Center, Buena Park, CA	Sales and Distribution	46,000	Leased(2)

Honduras Plant, San Pedro Sula, Honduras	Sew	70,000	Leased(3)

Honduras Plant, San Pedro Sula, Honduras	Sew	30,000	Leased(3)

Mexico Plant, Campeche, Mexico	Sew	60,000	Leased(4)

(1)  On June 12, 2001, the Company announced the closing of this facility. Production at the plant ended in August 2001 and the Company intends to sell the building.

(2)  The lease expires in April 2006. Delta Apparel has an option to extend the lease for an additional 5 years.

(3)  The lease of each of these Honduras plants expired in November 2000. Delta Apparel exercised the option to extend the leases for an additional 5 years. The first lease extensions will expire in November 2005. Delta Apparel has an option to extend each lease for an additional 5 years.

(4)  The lease of the Mexico plant expires in May 2011. Delta Apparel has an option to extend the lease for an additional 5 years.

Substantially all of Delta Apparel’s assets are subject to liens in favor of Delta Apparel’s credit agreement lender.

Various factors affect the relative use by Delta Apparel of its own facilities and outside contractors in the various apparel production phases. Delta Apparel is currently using the majority of its internal production capacity.

Delta Apparel believes that its equipment and facilities are generally adequate to allow it to remain competitive with its principal competitors.

ITEM 3. LEGAL PROCEEDINGS

All pending litigation to which Delta Apparel is a party is ordinary routine product liability litigation or contract breach litigation incident to its business that does not depart from the normal kind of such actions. The Company believes that none of these actions, if adversely decided, would have a material adverse effect on its results of operations, financial condition or liquidity taken as a whole.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of the Company’s 2001 fiscal year.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information for Common Stock: The common stock of the Company is listed and traded on the American Stock Exchange under the symbol DLA. The following table sets forth the range of high and low selling prices of Delta Apparel, Inc.’s Common Stock by quarter for the fiscal year ending June 30, 2001.

	Fiscal Year 2001

	High	Low

First Quarter	$11.63	$ 8.75

Second Quarter	20.13	11.50

Third Quarter	20.25	13.38

Fourth Quarter	18.75	15.30

The common stock was first traded on the Exchange on June 30, 2000 concurrent with the Spin-off. On that date, the high and low sales prices for Delta Apparel’s common stock were $9.25 and $8.75, respectively. Prior to the Spin-off, Delta Apparel was a wholly-owned subsidiary of Delta Woodside and there was no established public trading market for the Company’s shares.

Holders: At August 31, 2001, there were approximately 1,591 holders of record of common stock.

Dividends: On November 30, 2000, the Company redeemed (the “Redemption”) all of its outstanding rights (the “Rights”), the terms of which were set forth in that certain Shareholder Rights Agreement dated January 27, 2000 (the “Rights Agreement”), by and between the Company and First Union National Bank, as rights agent. The Rights Agreement and the Rights are commonly referred to as a “poison pill.” Prior to their redemption, one Right was attached to each share of the Company’s issued and outstanding common stock, and the Rights were exercisable only upon the occurrence of certain events as provided in the Rights Agreement. The Redemption occurred pursuant to resolutions adopted by the Company’s Board of Directors on November 1, 2000, which set the record date for the Redemption at November 16, 2000. Pursuant to the provisions of the Rights Agreement, the redemption price was $0.001 per Right. The effect of the Redemption is that the Rights are no longer outstanding or exercisable.

Other than described above, no dividends were declared on the Company’s common stock in fiscal 2001. Subject to the provisions of any outstanding blank check preferred stock, the holders of Delta Apparel common stock are entitled to receive whatever dividends, if any, may be declared from time to time by the Delta Apparel board of directors in its discretion from funds legally available for that purpose. Delta Apparel’s credit agreement permits the payment of cash dividends in an amount up to 25% of cumulative net income (excluding extraordinary or unusual non-cash items), provided that no event of default exists or would result from that payment and after the payment at least $6.0 million remains available to borrow under the revolving credit facility.

Delta Apparel expects that it will from time to time consider the advisability of instituting a dividend program. In general, any future cash dividend payments will depend upon Delta Apparel’s earnings, financial condition, capital requirements, compliance with loan covenants and other relevant factors.

ITEM 6. SELECTED FINANCIAL DATA

For the fiscal years prior to the fiscal year ended June 30, 2001, the consolidated financial statements of Delta Apparel include the operations and accounts of the Delta Apparel Company division of Delta Woodside, which consisted of operations and accounts included in various subsidiaries of Delta Woodside. From April 1998, they also include the operations and net assets of the Edgefield Yarn Mill, operational control of which was transferred to the Delta Apparel Company division as of that date. Delta Apparel operated as a stand alone company during the fiscal year ended June 30,

2001. The consolidated balance sheet data as of June 28, 1997, is derived from unaudited consolidated financial statements not included in this document. The consolidated statement of operations data for the years ended June 28, 1997 and June 27, 1998 and the consolidated balance sheet data as of June 27, 1998, and July 3, 1999 are derived from, and are qualified by reference to, Delta Apparel’s audited consolidated financial statements not included in this document. The consolidated statement of operations data for the years ended July 3, 1999, July 1, 2000, and June 30, 2001, and the consolidated balance sheet data as of July 1, 2000 and June 30, 2001 are derived from, and are qualified by reference to, Delta Apparel’s audited consolidated financial statements included elsewhere in this document. Historical results are not necessarily indicative of results to be expected in the future. The selected financial data should be read in conjunction with the Consolidated Financial Statements and the related notes as indexed on page F-1 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7.

	Fiscal Year Ended

	June 30,	July 1,	July 3,	June 27,	June 28,
	2001	2000	1999	1998	1997

	(In thousands, except share amounts)
Statement of Operations Data:

Net sales	$120,400	$114,466	$106,779	$107,967	$112,593

Cost of goods sold	(97,101)	(94,144)	(101,125)	(103,867)	(109,334)

Selling, general and administrative expenses	(11,024)	(8,099)	(13,720)	(13,956)	(9,530)

Impairment charges	—	—	(1,415)	(7,459)	—

Other income (loss)	28	(17)	(221)	(505)	(132)

Operating income (loss)	12,303	12,206	(9,702)	(17,820)	(6,403)

Interest expense, net	(1,339)	(7,417)	(9,578)	(6,379)	(5,866)

Income (loss) before taxes	10,964	4,789	(19,280)	(24,199)	(12,269)

Income tax expense (benefit)	987	60	(90)	108	(208)

Net income (loss)	$9,977	$4,729	$(19,190)	$(24,307)	$(12,061)

Net Income Per Common Share:

Basic	$4.15	$2.00	—	—	—

Diluted	$4.03	$2.00	—	—	—

Balance Sheet Data (at year end):

Working capital (deficit)	$46,372	$34,807	$(67,217)	$(56,756)	$10,333

Total assets	91,323	79,107	84,357	99,950	90,704

Total long-term debt	5,667	7,667	30,517	30,756	63,186

Stockholders’ equity / divisional deficit	63,483	53,802	(66,556)	(47,366)	(23,059)

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Quarterly Financial Data

For information regarding quarterly financial data, reference is made to Note 12 “Quarterly Financial Information (Unaudited)” to the consolidated financial statements.

Fiscal Year 2001 versus Fiscal Year 2000

Net sales for fiscal year 2001 were $120.4 million, an increase of $5.9 million, or 5.2%, from net sales of $114.5 million in fiscal year 2000. Included in the net sales for fiscal year 2000 is $0.9 million of outside yarn sales from the Edgefield plant. Higher fiscal year 2001 net sales were the result of increased unit sales (up 10.1%, accounting for $11.6 million) offset by lower average unit prices (down 4.5%, accounting for $5.7 million). The lower average unit prices were a result of various price promotions in the activewear market stemming from the weakened economy, partially offset by increased sales of higher margin products.

Gross profit as a percentage of net sales increased to 19.4% in fiscal year 2001 from 17.8% in fiscal year 2000 primarily as a result of increased sales of higher margin products. The gross profit for the year ended June 30, 2001 includes an expense of $0.2 million related to the closing of the Washington, Georgia sewing facility. In addition, the Company expensed $1.1 million related to the start up of the Mexican sewing facility during fiscal year 2001 compared with $0.01 million during fiscal year 2000.

Selling, general and administrative expenses for fiscal year 2001 were $11.0 million, or 9.2% of net sales, an increase of $2.9 million from $8.1 million, or 7.1% of net sales, in fiscal year 2000. The increase was driven by an increase of $0.9 million in distribution costs, an increase of $0.4 million in selling expenses, an increase of $1.0 million in administrative costs, and an increase of $0.7 million in bad debt expense. In the fourth fiscal quarter of 2001, the Company opened its West Coast Sales and Distribution Center, increasing distribution expenses by $0.3 million. In addition, smaller average order sizes due to increased sales to direct customers resulted in increased distribution costs. The increase in selling costs is primarily due to higher commission expense resulting from the shift of sales to higher margin products and a change in the commission structure. The $1.0 million increase in administrative expenses was related to $0.2 million in legal and other fees to successfully defend against a proxy contest, $0.5 million in public reporting expenses and $0.2 million related to the Incentive Stock Program. The Chapter 11 filing of a single customer resulted in $0.5 million of increased bad debt expense.

Operating income for fiscal year 2001 was $12.3 million, an increase of $0.1 million, or 0.8%, from $12.2 million in fiscal year 2000. The increase is the result of the increased gross profit offset by increased selling, general and administrative expenses.

Net interest expense for fiscal year 2001 was $1.3 million, a decrease of $6.1 million, or 82.4%, from $7.4 million in fiscal year 2000. This decrease was primarily a result of the contribution to equity by Delta Woodside of intercompany debt in the fourth quarter of fiscal year 2000 pursuant to the distribution agreement related to the Spin-off of the Company by Delta Woodside.

The effective tax rate for the year ended June 30, 2001 was 9.0% compared to 1.3% for the year ended July 1, 2000. The low tax rates were the result of the utilization of federal and state net operating loss carryforwards and valuation allowance adjustments.

Net income for fiscal year 2001 was $10.0 million, an increase of $5.3 million, or 112.8%, from net income of $4.7 million for fiscal year 2000, due to the factors described above.

Inventories at June 30, 2001 totaled $41.6 million compared to $28.2 million at July 1, 2000. The increase in inventory is primarily related to increases in finished goods. During the first three fiscal quarters of fiscal year 2001, the Company increased inventory levels in order to meet the expected fourth quarter sales demand. In addition, increased inventory was required to support the West Coast Sales and Distribution Center that opened in June 2001. Due to general market conditions, fourth quarter sales were less than anticipated, resulting in increased inventory levels at June 30, 2001. In addition, the Company believes that the inventory levels at July 1, 2000 were below the optimal levels.

Capital expenditures in fiscal year 2001 were $3.2 million as compared to $2.1 million in fiscal year 2000. During fiscal year 2001, the Company increased its sewing capacity by expanding into Mexico and opened a sales and distribution facility on the West Coast. During the fiscal year, the Company committed $0.4 million of capital expenditures related to the sewing expansion in Mexico and $0.4 million for the distribution facility in California. Additional expenditures were also made to increase textile capacity and lower costs. Investments were also made related to the new internet site which integrates customer service, inventory and shipping and offers our customers the ability to check the status of their orders, view inventory availability and place new orders.

Fiscal Year 2000 versus Fiscal Year 1999

Net sales for fiscal year 2000 were $114.5 million, an increase of $7.7 million, or 7.2%, from net sales of $106.8 million in fiscal year 1999. Fiscal year 2000 net sales included $0.9 million of outside yarn sales from the Edgefield plant versus $5.0 million in fiscal year 1999. Higher fiscal 2000 net sales were the result of increased unit sales (up 17.3%, accounting for $17.6 million) offset by lower unit prices (down 4.8%, accounting for $5.8 million). The lower unit prices were a result of a general decline in market prices for T-shirts, reflecting lower raw material costs.

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

The fiscal year 2000 operating income was $12.2 million, compared to an operating loss of $9.7 million in fiscal 1999. Delta Apparel’s improved gross profit contributed to the operating income in fiscal year 2000. The fiscal 1999 operating loss included a $1.4 million impairment charge to adjust the carrying value of certain plant assets, primarily with respect to the Washington, Georgia sewing facility and the Knoxville, Tennessee distribution center. The Washington, Georgia facility incurred significantly higher operating costs as compared to off-shore sewing operations. The distribution center is a multistory building, which creates distribution inefficiencies. Both assets had book values in excess of their respective market values. In the impairment charge, Delta Apparel recognized the inability of the facilities to generate future cash flows equal to book values. Both of these facilities were written down to their respective estimated fair values.

For the year ended July 1, 2000, net interest expense was $7.4 million, as compared to $9.6 million for the year ended July 3, 1999. In the latter part of the year ended July 1, 2000, pursuant to the distribution agreement to which the Company and Delta Woodside Industries, Inc. are parties related to the Spin-off of the Company by Delta Woodside, the affiliated debt was contributed to equity or repaid and replaced with significantly lower levels of third party debt. This decreased the Company’s interest expense for the last two months of the fiscal year. The decrease in interest expense was also the result of the lower average principal balance outstanding on affiliated debt during the fiscal year ended July 1, 2000.

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

Inventories at July 1, 2000 totaled $28.2 million, compared to $27.0 million at July 3, 1999. The increase in inventory is mainly due to an increase in in-process inventory. In fiscal 1999, the Company’s plants were shut-down for maintenance during the last week of the fiscal year, thereby reducing in-process inventory levels at year end.

Capital expenditures in fiscal 2000 were $2.1 million as compared to $3.6 million in fiscal 1999. These investments were primarily for the textile operations in order to increase capacity and lower costs. Expenditures were also made for an upgrade of the Company’s information systems.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary cash needs are working capital and capital expenditures. The Company has financed its working capital and capital expenditure requirements through its operating profits and its credit agreement. The credit agreement provides Delta Apparel with a 5-year $10 million term loan and a 3-year $25 million revolving credit facility. All loans under the credit agreement bear interest at rates based on an adjusted LIBOR rate plus an applicable margin or a bank’s prime rate plus an applicable margin. Delta Apparel granted the lender a first mortgage lien on or security interest in substantially all of its assets. Delta Apparel has the option to increase the revolving credit facility from $25 million to $30 million, provided that no event of default exists under the facility.

Delta Apparel’s operating activities resulted in the use of $0.9 million of cash in fiscal year 2001, provided for $16.5 million of cash in fiscal year 2000 and resulted in the use of $6.8 million of cash in fiscal year 1999. The cash used in fiscal year 2001 was primarily due to an increase of $13.4 million in inventory and a decrease of $1.8 million in payables, offset by net income. The cash provided in fiscal year 2000 was primarily due to net income, a reduction in accounts receivable and an increase in accrued expenses and was after the charge of $7.2 million of interest due to Delta Woodside on affiliated debt in fiscal year 2000. The cash used in fiscal year 1999 was primarily associated with the net loss incurred in that year. The net loss included interest charges on the affiliated debt of $9.5 million.

Capital expenditures were $3.2 million in the year ended June 30, 2001 and $2.1 million in the year ended July 1, 2000. During fiscal 2001, the Company increased its sewing capacity by expanding into Mexico and opened a sales and distribution facility on the West Coast. The Company committed $0.4 million of capital expenditures related to the sewing expansion in Mexico and $0.4 million for the distribution facility in California. Additional expenditures were also made to increase textile capacity and lower costs and to complete the new internet site which integrates customer service, inventory and shipping and offers our customers the ability to check the status of their orders, view inventory availability and place new orders. Capital expenditures in fiscal 2000 were primarily for the Company’s textile operations and for an upgrade of the Company’s information systems. Delta Apparel expects fiscal 2002 capital expenditures to approximate $4.0 million, primarily for improvements and expansion in the Edgefield yarn and Maiden textile plants to increase capacity and lower costs.

Based on projections for fiscal 2002, the Company expects to repay its outstanding debt on the revolver credit facility in the first fiscal quarter of fiscal 2002 and does not expect to borrow funds for normal operating purposes in the foreseeable future. At June 30, 2001, the Company had $6.4 million outstanding under the revolving credit facility at an average interest rate of 5.98%. The interest rate at June 30, 2001 on the term loan was 6.34%.

Based on these expectations, Delta Apparel believes that its $25 million revolving credit facility should be sufficient to satisfy its foreseeable working capital needs, and that the cash flow generated by its operations and funds available under its revolving credit line should be sufficient to service its debt payment requirements, to satisfy its day-to-day working capital needs and to fund its planned capital expenditures. Any material deterioration in Delta Apparel’s results of operations, however, may result in the Company losing its ability to borrow under its revolving credit facility and to issue letters of credit to suppliers or may cause the borrowing availability under that facility to be insufficient for the Company’s needs.

Dividends and Purchases by Delta Apparel of its Own Shares

Delta Apparel’s ability to pay cash dividends or purchase its own shares will largely be dependent on its earnings, financial condition, capital requirements, compliance with loan covenants and other relevant factors. Delta Apparel’s credit agreement permits the payment of cash dividends in an amount up to 25% of cumulative net income (excluding extraordinary or unusual non-cash items), provided that no event of default exists or would result from that payment and after the payment at least $6.0 million remains available under the revolving credit facility. Delta Apparel’s credit agreement also permits up to an aggregate of $3.0 million of purchases by Delta Apparel of its own stock provided that no event of default exists or would result from that action and after the purchase at least $3.0 million remains available to borrow under the revolving credit facility.

On November 1, 2000, the Board of Directors authorized the repurchase by the Company in open market transactions of up to $3.0 million of Delta Apparel common stock (“Stock Repurchase Program”). All purchases are made at the discretion of management in accordance with IRS guidelines for share repurchases after a spin-off. In connection with the Stock Repurchase Program, during the fiscal year ended June 30, 2001, the Company purchased 34,700 shares of Delta Apparel common stock for an aggregate of $0.6 million. The Company has authorization to spend up to $3.0 million under its bank credit agreement for share repurchases. In the future, Delta Apparel may consider the advisability of increasing the amount of shares it repurchases.

Delta Apparel expects that it will from time to time consider the advisability of instituting a dividend program.

RECENT ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (“SFAS”) 133, Accounting for Derivative Instruments and Hedging Activities, which was subsequently deferred by SFAS 137 and amended by SFAS 138. SFAS 133 establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. The Company adopted SFAS 133 in its first quarter of the year ended June 30, 2001. The adoption of SFAS 133 had no impact on the Company’s financial statements.

On December 31, 1999, the SEC issued SAB No. 101, Revenue Recognition in Financial Statements. The application of SAB 101 did not have a material impact on the Company’s financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity Risk Sensitivity

The Company purchases cotton from approximately eleven established merchants with whom it has long standing relationships. The majority of the Company’s purchases are executed using “on-call” contracts. These on-call arrangements are used to insure that an adequate supply of cotton is available for the Company’s requirements. Under on-call contracts, the Company agrees to purchase specific quantities for delivery on specific dates, with pricing to be determined at a later time. Prices are set according to prevailing prices, as reported by the New York Cotton Exchange, at the time of the Company’s election to fix specific contracts.

Cotton on-call with a fixed price at June 30, 2001 was valued at $17.5 million, and is scheduled for delivery between July 2001 and June 2002. At June 30, 2001, the Company had unpriced contracts for deliveries between January 2002 and June 2002. Based on the prevailing price at June 30, 2001, the value of these commitments are approximately $4.5 million. Daily price fluctuations are minimal, yet long-term trends in price movement can result in unfavorable pricing of cotton for Delta

Apparel. Delta Apparel does not use financial instruments to hedge commodity price risk. At June 30, 2001, a 10% decline in the market price of the cotton covered by Delta Apparel’s fixed price contracts would have had a negative impact of approximately $1.7 million on the value of the contracts.

Interest Rate Sensitivity

Delta Apparel’s credit agreement provides that the interest rate on outstanding amounts owed shall bear interest at variable rates. If the amount of outstanding indebtedness at June 30, 2001 under the revolver and term loans had been outstanding during the entire year and the interest rate on this outstanding indebtedness were increased by 100 basis points, Delta Apparel’s expense would have been approximately $141,000, or 10.5%, higher for the fiscal year. The actual increase in interest expense resulting from a change in interest rates would depend on the magnitude of the increase in rates and the average principal balance outstanding.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of Delta Apparel, Inc. and subsidiaries for each of the fiscal years in the three-year period ended June 30, 2001, together with Independent Auditors’ Reports thereon, are included in this report commencing on page F-1 and are listed under Part IV, Item 14 in this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On May 1, 2001 the Company filed a report on Form 8-K that reported on the change in the Company’s Certifying Accountant. There were no “disagreements”, as that term is defined in Item 304 of Regulation S-K, with KPMG LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of KPMG LLP would have caused KPMG LLP to make reference to the matter in their report.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item is incorporated herein by reference from the portions of the definitive Proxy Statement to be filed with the Securities and Exchange Commission on or prior to 120 days following the end of the Company’s fiscal year under the headings “Election of Directors”, “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance”.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference from the portions of the definitive Proxy Statement to be filed with the Securities and Exchange Commission on or prior to 120 days following the end of the Company’s fiscal year under the headings “Management Compensation” and “Compensation Committee Interlocks and Insider Participation”.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is incorporated herein by reference from the portion of the definitive Proxy Statement to be filed with the Securities and Exchange Commission on or prior to 120 days following the end of the Company’s fiscal year under the heading “Stock Ownership of Principal Shareholders and Management”.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated herein by reference from the portion of the definitive Proxy Statement to be filed with the Securities and Exchange Commission on or prior to 120 days following the end of the Company’s fiscal year under the heading “Related Party Transactions”.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES & REPORTS ON FORM 8-K

(a)(1) and (2) Financial Statements and Financial Statement Schedules

•	Independent Auditors’ Reports.

•	Consolidated Balance Sheets as of June 30, 2001 and July 1, 2000.

•	Consolidated Statements of Operations for the years ended June 30, 2001, July 1, 2000 and July 3, 1999.

•	Consolidated Statements of Stockholders’ Equity/Divisional Deficit for the years ended June 30, 2001, July 1, 2000 and July 3, 1999.

•	Consolidated Statements of Cash Flows for the years ended June 30, 2001, July 1, 2000 and July 3, 1999.

•	Notes to Consolidated Financial Statements.

     The following consolidated financial statement schedule of Delta Apparel, Inc. and subsidiaries is included in Item 14(d):

Schedule II — Consolidated Valuation and Qualifying Accounts

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted. Columns omitted from schedules filed have been omitted because the information is not applicable.

(a)(3) Listing of Exhibits*

     2.1. Distribution Agreement by and among Delta Woodside Industries, Inc, DH Apparel Company, Inc. (subsequently renamed Duck Head Apparel Company, Inc.) and the Company (excluding schedules and exhibits): Incorporated by reference to Exhibit 2.1 to the Company’s Form 10.

     3.1. Articles of Incorporation of the Company: Incorporated by reference to Exhibit 3.1 to the Company’s Form 10.

     3.2.1 Bylaws of the Company: Incorporated by reference to Exhibit 3.2.1 to the Company’s Form 10.

     3.2.2 Amendment to Bylaws of the Company adopted January 20, 2000: Incorporated by reference to Exhibit 3.2.2 to the Company’s Form 10.

     3.2.3 Amendment to Bylaws of the Company adopted February 17, 2000: Incorporated by reference to Exhibit 3.2.3 to the Company’s Form 10.

     3.2.4 Amendment to Bylaws of the Company adopted June 6, 2000: Incorporated by reference to Exhibit 3.2.4 to the Company’s Form 10.

     4.1. See Exhibits 3.1, 3.2.1, 3.2.2, 3.2.3, 3.2.4, 10.8.1, 10.8.2, 10.8.3, 10.8.4 and 10.8.5.

     4.2. Specimen certificate for common stock, par value $0.01 per share, of the Company: Incorporated by reference to Exhibit 4.2 to the Company’s Form 10.

     10.1. See Exhibit 2.1.

     10.2.1 Tax Sharing Agreement by and among Delta Woodside Industries, Inc., Duck Head Apparel Company, Inc. and the Company: Incorporated by reference to Exhibit 2.2 to the Report on Form 8-K of Delta Woodside Industries, Inc. (File No. 1-10095) with date of June 30, 2000.

     10.2.2 Amendment to Tax Sharing Agreement dated August 6, 2001 by and amount Delta Woodside Industries, Inc., Duck Head Apparel Company, Inc. and the Company.

     10.3.1 Letter dated December 14, 1998, from Delta Woodside Industries, Inc. to Robert W. Humphreys: Incorporated by reference to the Form 10-Q/A of Delta Woodside Industries, Inc. for the quarterly period ended December 26, 1998 (Commission File No. 1-10095).**

     10.3.2 Letter dated April 22, 1999, from Delta Woodside Industries, Inc. to Robert W. Humphreys: Incorporated by reference to the Form 10-K of Delta Woodside Industries, Inc. for the fiscal year ended July 3, 1999 (Commission File No. 1-10095).**

     10.4. Delta Apparel, Inc. 2000 Stock Option Plan, Effective as of February 15, 2000, Amended & Restated March 15, 2000: Incorporated by reference to Exhibit 10.4 to the Company’s Form 10.**

     10.5. Delta Apparel, Inc. Incentive Stock Award Plan, Effective February 15, 2000, Amended & Restated March 15, 2000: Incorporated by reference to Exhibit 10.5 to the Company’s Form 10.**

     10.6. Delta Apparel, Inc. Deferred Compensation Plan for Key Managers: Incorporated by reference to Exhibit 10.6 to the Company’s Form 10.**

     10.7. Form of Amendment of Certain Rights and Benefits Relating to Stock Options and Deferred Compensation by and between Delta Woodside Industries, Inc., the Company and certain pre-spin-off Delta Woodside Industries, Inc. plan participants: Incorporated by reference to Exhibit 10.7 to the Company’s Form 10.**

     10.7.1 List of directors and officers of the Company who signed the document described in Exhibit 10.7: Incorporated by reference to Exhibit 10.7.1 to the Company’s Annual Report on Form 10-K for fiscal year ended July 1, 2000.

     10.8.1 Collateral Assignment of Acquisition Agreements dated May 16, 2000 by and among DH Apparel Company, Inc., Delta Apparel, Inc. in favor of Congress Financial Corporation (Southern): Incorporated by reference to Exhibit 10.8.1 to the Company’s Form 10.

     10.8.2 Loan and Security Agreement by and between Congress Financial Corporation (Southern), Delta Apparel, Inc., dated May 16, 2000 (excluding exhibits and schedules): Incorporated by reference to Exhibit 10.8.2 to the Company’s Form 10.

     10.8.3 Term Promissory Note in the principal amount of $10,000,000 dated May 16, 2000 by Delta Apparel, Inc. in favor of Congress Financial Corporation (Southern): Incorporated by reference to Exhibit 10.8.3 to the Company’s Form 10.

     10.8.4 Pledge and Security Agreement dated May 16, 2000 by Delta Apparel, Inc. by and in favor of Congress Financial Corporation (Southern) (excluding exhibits and schedules): Incorporated by reference to Exhibit 10.8.4 to the Company’s Form 10.

     10.8.5 Trademark Security Agreement dated May 16, 2000 by and between Delta Apparel, Inc. and Congress Financial Corporation (Southern) (excluding exhibits and schedules): Incorporated by reference to Exhibit 10.8.5 to the Company’s Form 10.

     10.9 Form of Agreement Respecting Delta Woodside Industries, Inc. Long Term Incentive Plan dated in June 2000: Incorporated by reference to Exhibit 10.9.1 to Annual Report on Form 10-K for fiscal year ended July 1, 2000 of Delta Woodside Industries, Inc. (Commission File No. 1-10095.)**

     10.10 Employment Agreement between Delta Apparel, Inc. and Herbert M. Mueller dated November 7, 2000: Incorporated by reference to Exhibit 10.10 to Quarterly Report on Form 10-Q for fiscal quarter ended December 30, 2000.**

     10.11 Employment Agreement between Delta Apparel, Inc. and Martha M. Watson dated November 7, 2000: Incorporated by reference to Exhibit 10.10 to Quarterly Report on Form 10-Q for fiscal quarter ended December 30, 2000.**

     21 Subsidiaries of the Company: Incorporated by reference to Exhibit 21 to the Company’s Annual Report on Form 10-K for fiscal year ended July 1, 2000.

     23.1 Consent of Ernst & Young LLP, independent auditors.

     23.2 Consent of KPMG LLP, independent auditors.

     23.3 Report on Schedule for the years ended July 1, 2000 and July 3, 1999: Incorporated by reference to Exhibit 21 to the Company’s Annual Report on Form 10-K for fiscal year ended July 1, 2000.

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

(b)  Reports on Form 8-K

     On May 8, 2001, the Company filed a Current Report on Form 8-K dated May 1, 2001 reporting a change in the Company’s certifying accountant from KMPG LLP to Ernst & Young LLP.

(c)  Exhibits

     See Item 14(a) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DELTA APPAREL, INC.

(Registrant)

September 14, 2001	By: /s/ Herbert M. Mueller

Date	Herbert M. Mueller

Vice President, Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and as of the dates indicated.

/s/ C. C. Guy	9/10/01	/s/ E. Erwin Maddrey, II	9/10/01

C. C. Guy	Date	E. Erwin Maddrey, II	Date

Director		Director

/s/ Robert W. Humphreys	9/10/01	/s/ Buck A. Mickel	9/10/01

Robert W. Humphreys	Date	Buck A. Mickel	Date

President, Chief Executive Officer & Director		Director

/s/ James F. Kane	9/11/01	/s/ Herbert M. Mueller	9/14/01

James F. Kane	Date	Herbert M. Mueller	Date

Director		Vice President, Chief Financial

Officer & Treasurer (principal

/s/ Max Lennon	9/10/01	financial officer and principal
accounting officer)
Max Lennon	Date

Director

Delta Apparel, Inc and Subsidiaries

Report of Independent Auditors

The Board of Directors and Shareholders,
Delta Apparel, Inc. and subsidiaries

We have audited the accompanying consolidated balance sheet of Delta Apparel, Inc. and subsidiaries (the “Company”) as of June 30, 2001, and the related statements of operations, stockholders’ equity and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the index of Item 14 (a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of June 30, 2001, and the consolidated results of its operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States. Also in our opinion, the related financial statement schedule for the year ended June 30, 2001, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

ERNST & YOUNG LLP

Atlanta, Georgia
August 10, 2001

Independent Auditors’ Report

The Board of Directors
Delta Apparel, Inc.:

We have audited the accompanying consolidated balance sheets of Delta Apparel, Inc. and subsidiaries (the “Company”), as described in note 1, as of July 1, 2000 and the related consolidated statements of operations, stockholders’ equity/divisional deficit and cash flows for each of the years in the two-year period ended July 1, 2000. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Delta Apparel, Inc. and subsidiaries as of July 1, 2000 and the results of their operations and their cash flows for each of the years in the two-year period ended July 1, 2000, in conformity with accounting principles generally accepted in the United States of America.

KPMG LLP

Atlanta, Georgia
August 4, 2000

Delta Apparel, Inc. and Subsidiaries
Consolidated Balance Sheets
(Amounts in thousands, except share amounts)

	June 30, 2001	July 1, 2000

Assets

Current assets:

Cash	$165	$415

Accounts receivable, less allowances of $1,812 in 2001 and $2,426 in 2000	21,706	21,658

Other receivables	336	457

Inventories	41,619	28,207

Prepaid expenses and other current assets	1,597	1,186

Deferred income taxes	925	—

Income taxes receivable	1,086	—

Total current assets	67,434	51,923

Property, plant and equipment, net	23,750	26,871

Other assets	139	313

	$91,323	$79,107

Liabilities and Stockholders’ Equity

Current liabilities:

Accounts payable	$4,946	$6,700

Accrued expenses	7,681	8,416

Current portion of long-term debt	8,435	2,000

Total current liabilities	21,062	17,116

Long-term debt	5,667	7,667

Deferred income taxes	375	—

Other liabilities	736	522

Total liabilities	27,840	25,305

Commitments and contingencies

Stockholders’ equity:

Preferred stock—2,000,000 shares authorized, none issued and outstanding	—	—

Common stock—par value $.01 a share, 7,500,000 shares authorized, 2,411,743 and 2,399,863 shares issued, and 2,388,823 and 2,399,863 shares outstanding as of June 30, 2001 and July 1, 2000, respectively	24	24

Additional paid-in capital	53,889	53,778

Retained earnings	9,971	—

Treasury stock (2001— 22,920 shares)	(401)	—

Total stockholders’ equity	63,483	53,802

	$91,323	$79,107

See accompanying notes to consolidated financial statements.

Delta Apparel, Inc. and Subsidiaries
Consolidated Statements of Operations
(Amounts in thousands, except share amounts)

	Year Ended

	June 30, 2001	July 1, 2000	July 3, 1999

Net sales	$120,400	$114,466	$106,779

Cost of goods sold	97,101	94,144	101,125

Gross profit	23,299	20,322	5,654

Selling, general and administrative expenses	10,103	7,830	10,940

Intercompany management fees	—	—	1,135

Provision for bad debts	921	269	1,645

Impairment charges	—	—	1,415

Other expenses (income)	(28)	17	221

Operating income (loss)	12,303	12,206	(9,702)

Interest (income) expense:

Intercompany interest expense	—	7,237	9,457

Interest expense, net	1,339	180	121

	1,339	7,417	9,578

Income (loss) before income taxes	10,964	4,789	(19,280)

Income tax expense (benefit)	987	60	(90)

Net income (loss)	$9,977	$4,729	$(19,190)

Earnings per share (2000 Proforma)

Basic	$4.15	$2.00

Diluted	$4.03	$2.00

Weighted average number of shares outstanding (2000 Proforma)	2,403	2,365

Dilutive effect of stock options	71	—

Weighted average number of shares assuming dilution	2,474	2,365

See accompanying notes to consolidated financial statements.

Delta Apparel, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity/Divisional Deficit
(Amounts in thousands, except share amounts)

	Common Stock		Additional			Treasury Stock
			Paid-In	Retained	Divisional
	Shares	Amount	Capital	Earnings	Deficit	Shares	Amount	Total

Balance at June 27, 1998	—	$—	$—	$—	$(47,366)	—	$—	$(47,366)

Net loss	—	—	—	—	(19,190)	—	—	(19,190)

Balance at July 3, 1999	—	—	—	—	(66,556)	—	—	(66,556)

Net income	—	—	—	—	4,729	—	—	4,729

Spin-off (note 1)	2,399,863	24	53,778	—	61,827	—	—	115,629

Balance at July 1, 2000	2,399,863	24	53,778	—	—	—	—	53,802

Net income	—	—	—	9,977	—	—	—	9,977

Stock grant	100	—	1	—	—	—	—	1

Exercised under Awards Plan	11,780	—	110	(4)	—	(11,780)	206	312

Treasury stock acquired	—	—	—	—	—	34,700	(607)	(607)

Cash dividend ($.001 per share)	—	—	—	(2)	—	—	—	(2)

Balance at June 30, 2001	2,411,743	$24	$53,889	$9,971	$—	22,920	$(401)	63,483

See accompanying notes to consolidated financial statements.

Delta Apparel, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Amounts in thousands)

	Year Ended

	June 30, 2001	July 1, 2000	July 3, 1999

Operating activities:

Net income (loss)	$9,977	$4,729	$(19,190)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

Depreciation	6,340	6,597	9,208

Amortization	—	—	6

Deferred income taxes	(550)	—	—

Impairment charges	—	—	1,415

Provision for (reduction in) allowances on accounts receivable	(614)	(2,627)	3,725

Loss on sale of property and equipment	5	35	347

Changes in operating assets and liabilities:

Accounts receivable	687	4,803	(2,702)

Inventories	(13,412)	(1,173)	5,255

Prepaid expenses and other current assets	(497)	(294)	72

Income taxes receivable	(1,086)	—	—

Other noncurrent assets	174	(94)	38

Accounts payable	(1,754)	1,432	(6,214)

Accrued expenses	(423)	3,056	1,083

Income taxes payable	—	—	(198)

Due to/from affiliates	—	9	530

Other liabilities	214	41	(136)

Net cash provided by (used in) operating activities	(939)	16,514	(6,761)

Investing activities:

Purchases of property, plant, and equipment	(3,180)	(2,092)	(3,593)

Proceeds from sale of property, plant, and equipment	43	99	1,683

Net cash used in investing activities	(3,137)	(1,993)	(1,910)

Financing activities:

Proceeds from revolving credit facility, net	6,435	—	—

Proceeds from (repayment of) long-term debt	(2,000)	9,328	(239)

Change in due to affiliates, net	—	(23,836)	9,211

Dividends paid	(2)	—	—

Repurchase common stock	(607)	—	—

Net cash provided by (used in) financing activities	3,826	(14,508)	8,972

Increase (decrease) in cash	(250)	13	301

Cash at beginning of year	415	402	101

Cash at end of year	$165	$415	$402

Supplemental cash flow information:

Cash paid during the year for interest	$1,243	$157	$33

Cash paid during the year for income taxes	$2,622	$—	$—

Noncash financing activity—issuance of common stock	$312	$—	$—

See accompanying notes to consolidated financial statements.

NOTE 1—BASIS OF PRESENTATION

Prior to June 30, 2000, Delta Apparel, Inc. (together with its predecessors, the “Company”) was a wholly owned subsidiary of Delta Woodside Industries, Inc. (“Delta Woodside” or the “Parent”). In connection with a plan to separate its two apparel businesses, Delta Woodside transferred to the Company the assets, liabilities, and operations of its apparel business previously conducted by its Delta Apparel Company division and its plant located in Edgefield, South Carolina (collectively the “Predecessor Operations”). Effective June 30, 2000, Delta Woodside distributed all the common stock of the Company to the Delta Woodside stockholders (the “Distribution”). In connection with the Distribution, Delta Woodside contributed, as contributions to capital, all net debt amounts owed to it by the Company, with certain exceptions. Borrowings related to the Company under Delta Woodside’s credit agreement were repaid with the proceeds from borrowings under the Company’s new credit agreement.

The accompanying financial statements for periods prior to the Distribution reflect the operations and accounts of the Predecessor Operations and are for periods when the Company did not operate as a separate stand-alone company.

The following balance sheet as of July 1, 2000 details the adjustments made related to the spin-off of Delta Apparel.

	Pre Spin-off	Spin-Off		Post Spin-off
	July 1, 2000	Adjustments		July 1, 2000

		(In thousands)
Assets

Current assets:

Cash	$415	$—		$415

Accounts receivable	21,658	—		21,658

Other receivables	457	—		457

Inventories	28,207	—		28,207

Prepaid expenses and other current assets	1,186	—		1,186

Income taxes receivable	8,316	(8,316	)(2)	—

Total current assets	60,239	(8,316)		51,923

Property, plant, and equipment	26,871	—		26,871

Other assets	313	—		313

	$87,423	$(8,316)		$79,107

Liabilities and Stockholders’ Equity/Divisional Deficit

Current liabilities:

Accounts payable	$6,477	$223	(1)	$6,700

Accrued expenses	8,416	—		8,416

Current portion of long-term debt	2,000	—		2,000

Due to related parties	83,548	(83,548	)(1)	—

Total current liabilities	100,441	(83,325)		17,116

Long-term debt	7,667	—		7,667

Due to related parties	30,417	(30,417	)(1)	—

Other liabilities	522	—		522

Total liabilities	139,047	(113,742)		25,305

Stockholders’ equity/divisional deficit:

Common stock	—	24	(1)	24

Additional paid-in capital	—	53,778	(1)(2)	53,778

Divisional deficit	(51,624)	51,624	(1)	—

Total stockholders’ equity/divisional deficit	(51,624)	105,426		53,802

	$87,423	$(8,316)		$79,107

The following is a summary of the adjustments reflected in the historical combined balance sheet:

(1)   To reflect the contribution to equity or repayment of net intercompany debt owed by Delta Apparel to Delta Woodside and subsidiaries totaling $113,742 and the distribution of 2,399,863 Delta Apparel common shares to Delta Woodside’s existing shareholders.

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

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES

(a)  Description of Business: The Company manufactures and sells T-shirts and sportswear to distributors, screen printers, and private label accounts. The Company operates manufacturing and distribution facilities in the Southeastern United States and in California, as well as manufacturing facilities in Central America. The majority of the Company’s raw materials are readily available, and thus it is not dependent on a single supplier. The Company’s business constitutes a single reportable segment.

(b)  Fiscal Year: The Company’s operations are based upon a fifty-two or fifty-three week fiscal year ending on the Saturday closest to June 30. Fiscal years 2001 and 2000 each consist of 52 weeks and fiscal year 1999 consists of 53 weeks.

(c)  Cash: Cash consists of cash and temporary investments with maturities of three months or less when purchased.

(d)  Inventories: Inventories are stated at the lower of cost (first-in, first-out method) or market. Estimated losses on inventories represent reserves for obsolescence, excess quantities, irregulars and slow moving inventory. The Company estimates the losses on the basis of its assessment of the inventory’s net realizable value based upon current market conditions and historical experience.

(e)  Property, Plant, and Equipment: Property, plant, and equipment are stated at cost. Depreciation and amortization is provided using the straight-line method over estimated useful lives of 3 to 20 years. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the improvements.

(f)  Impairment of Long-Lived Assets: Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, impairment is measured by comparing the carrying amount to the fair value or discounted cash flow.

During fiscal year 1999, the Company continued to operate at a loss, continued to downsize its operations and was not using certain plant assets at their full capacity, which triggered an impairment review of its long-lived assets. Based on the Company’s business plan for fiscal 2000, the trend in the apparel industry to move production off-shore and the age and condition of the Company’s distribution facility in the United States, the Company determined that certain of its plant assets were impaired. The Company calculated the present value of expected cash flows of certain plant assets consisting of land, buildings, machinery and equipment to be held and used to determine the fair value of the assets. Accordingly, in the fourth quarter of fiscal 1999, the Company recorded an impairment charge of $1,415.

(g)  Accounts Receivable and Revenue Recognition: Sales of goods are recognized upon shipment of the goods to the customer. The Company provides allowances for merchandise returns, claims, and markdowns based on historical credits issued as a percentage of sales and periodic evaluations of the aging of accounts receivable. The Company actively monitors its exposure to credit risk through the use of credit approvals and credit limits.

(h)  Related Party Transactions: Through April 2000, the Company participated in a cash management system maintained by Delta Woodside. Under this system, excess cash was forwarded to Delta Woodside each day, reducing the debt due to Parent, and cash requirements were funded daily by Delta Woodside, increasing the debt due to Parent. Interest was charged on loan payable to Delta Woodside balances based on the weighted-average cost of Delta Woodside’s borrowings. In addition, through fiscal year 1999 the Company incurred management fees from Delta Woodside for various corporate services, including management, treasury, computer, benefits, payroll, auditing, accounting and tax services. For these services, Delta Woodside charged actual cost based on relative usage and other factors that, in the opinion of management, represented a reasonable and appropriate method of allocation. The Company had sales to Duck Head Apparel Company, a related company, of $28 and $455 in fiscal year 2000 and 1999, respectively.

(i)  Income Taxes: Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Until June 30, 2000, the Company’s operations were included in the consolidated Federal tax return of Delta Woodside. Under the tax sharing agreement, the allocation of tax liabilities and benefits is as follows:

•	With respect to federal income taxes:

	(a)	For each taxable year ending July 3, 1999 and prior, Delta Woodside shall be responsible for paying any increase in federal income taxes, and shall be entitled to receive the benefit of any refund of or saving in federal income taxes, that results from any tax proceeding with respect to any returns relating to federal income taxes of the Delta Woodside consolidated federal income tax group.

	(b)	For the taxable period ending July 1, 2000, Delta Woodside shall be responsible for paying any federal income taxes, and shall be entitled to any refund of or savings in federal income taxes, with respect to the Delta Woodside consolidated federal income tax group.

•	With respect to state income, franchise or similar taxes, for each taxable year ending July 1, 2000 and prior, each corporation that is a member of the Delta Woodside tax group, the Duck Head tax group or the Delta Apparel tax group shall be responsible for paying any of those state taxes, and any increase in those state taxes, and shall be entitled to receive the benefit of any refund of or saving in those state taxes, with respect to that corporation (or any predecessor by merger of that corporation) or that results from any tax proceeding with respect to any returns relating to those state taxes of that corporation (or any predecessor by merger of that corporation).

On August 6, 2001, the tax sharing agreement between Delta Woodside Industries, Inc., Duck Head Apparel Company, Inc. and Delta Apparel, Inc. was amended. The amendment includes a provision that all disputes arising under the Agreement (other than claims in equity) shall be resolved by arbitration in accordance with the Commercial Arbitration Rules of the American Arbitration Association.

(j)  Advertising Costs: Advertising costs are expensed as incurred. Advertising costs amount to $818, $792, and $1,300 in fiscal 2001, 2000 and 1999, respectively.

(k)  Computation of Proforma Net Earnings Per Share: Proforma net earnings per share for the year ended July 1, 2000 is calculated by dividing the net earnings by the weighted-average common shares outstanding of Delta Woodside adjusted for the distribution ratio assuming that shares distributed in the Distribution were outstanding the entire year. The weighted-average shares do not include securities that would be anti-dilutive for each of the periods presented.

(l)  Cotton Procurements: The Company contracts to buy cotton with future delivery dates at fixed prices in order to reduce the effects of fluctuations in the prices of cotton used in the manufacture of its products. These contracts permit settlement by delivery and are not used for trading purposes. The Company commits to fixed prices on a percentage of its cotton requirements up to eighteen months in the future. If market prices for cotton fall below the Company’s committed fixed costs and it is estimated that the costs of cotton are not recoverable in future sales of finished goods, the differential is charged to income at that time.

(m)  Use of Estimates: Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

(n)  Stock Option Plan: The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, in accounting for its fixed plan stock options. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123.

(o)  Comprehensive Income (Loss): No statements of comprehensive income have been included in the accompanying financial statements since comprehensive income (loss) and net income (loss) would be the same.

(p)  Fair Value of Financial Instruments: The Company uses financial instruments in the normal course of its business. The carrying values approximate fair value for financial instruments that are short-term in nature, such as cash, accounts receivable, accounts payable and accrued expenses. The Company estimates that the carrying value of the Company’s long-term debt approximates fair value based on the current rates offered to the Company for debt of the same remaining maturities.

(q)  Recent Accounting Pronouncements: In June 1998, the FASB issued SFAS 133, Accounting for Derivative Instruments and Hedging Activities, which was subsequently deferred by SFAS 137 and amended by SFAS 138. SFAS 133 establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. The Company adopted SFAS 133 in its first quarter of the year ended June 30, 2001. The adoption of SFAS 133 had no impact on the Company’s financial statements.

On December 31, 1999, the SEC issued SAB No. 101, Revenue Recognition in Financial Statements. The application of SAB 101 did not have a material impact on the Company’s financial statements.

NOTE 3—INVENTORIES

Inventories consist of the following:

	June 30,	July 1,
	2001	2000

Raw materials	$2,631	$2,785

Work in process	12,513	11,903

Finished goods	26,475	13,519

	$41,619	$28,207

NOTE 4—PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	Estimated	June 30,	July 1,
	Useful Life	2001	2000

Land and land improvements	N/A	$1,106	$1,099

Buildings	20 years	8,370	7,613

Machinery and equipment	10-15 years	37,967	37,486

Computers and software	3 years	3,349	2,595

Furniture and fixtures	7 years	428	382

Leasehold improvements	3-10 years	783	733

Automobiles	5 years	116	63

Construction in progress	N/A	587	181

		52,706	50,152

Less accumulated depreciation and amortization		(28,956)	(23,281)

		$23,750	$26,871

NOTE 5—ACCRUED EXPENSES

Accrued expenses consist of the following:

	June 30,	July 1,
	2001	2000

Accrued employee compensation and benefits	$5,194	$5,876

Taxes accrued and withheld	233	188

Accrued insurance	494	524

Accrued advertising	98	102

Other	1,662	1,726

	$7,681	$8,416

NOTE 6—LONG-TERM DEBT

Long-term debt consists of the following:

	June 30,	July 1,
	2001	2000

Revolving credit facility secured by receivables and inventory of the Company, interest at prime rate or 2% over LIBOR rate (5.980% at June 30, 2001) due May 1, 2003	$6,435	—

Term loan facility secured by property of the Company, interest at prime rate or 2% over LIBOR rate (6.342% at June 30, 2001) payable monthly, principal payable in monthly installments of $166 with final payment due May 1, 2005	7,667	$9,667

	14,102	9,667

Less current installments	8,435	2,000

Long-term debt, excluding current installments	$5,667	$7,667

In May 2000, the Company entered into a credit agreement with a lending institution, under which the lender has provided the Company with a 5 year $10.0 million term loan and a 3 year $25.0 million revolving credit facility. All loans under the credit agreement will bear interest based on an adjusted LIBOR rate plus an applicable margin or the bank’s prime rate plus an applicable margin. The Company has granted the lender a first mortgage lien on or security interests in substantially all of its assets. The Company has the option to increase the revolving credit facility from $25.0 million to $30.0 million, provided that no event of default exists under the facility.

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

Under the revolving credit facility, the Company is able to borrow up to $25.0 million (including a $10.0 million letter of credit subfacility) subject to borrowing base limitations based on the accounts receivable and inventory levels. Annual facility fees are .25% of the amount by which the revolving loan limit exceeds the average daily principal balance of the outstanding revolving loans and letter of credit accommodations during the immediately preceding month. The Company had borrowings in the amount of $6.4 million under the revolving credit facility at June 30, 2001. At June 30, 2001 the Company had the ability to borrow an additional $18.6 million under the revolving credit facility.

The aggregate maturities of long-term debt are as follows:

Fiscal Year
2002	$8,435

2003	2,000

2004	2,000

2005	1,667

$14,102

NOTE 7—INCOME TAXES

As a result of the Distribution on June 30, 2000, the Company will not be included in the consolidated returns of Delta Woodside Industries, Inc. for the year ended June 30, 2001.

During the years ended July 1, 2000 and July 3, 1999, the Company’s operations were reported in the consolidated federal tax return of Delta Woodside Industries, Inc. The Federal income tax obligation or refund under the corporate tax sharing arrangement that was allocated to the Company was determined as if the Company was filing a separate Federal income tax return. Until mid-May 2000, the Company’s federal tax liability or receivable was paid to or was received from Delta Woodside.

Federal and state income tax expense (benefit) was as follows:

	Year ended

	June 30,	July 1,	July 3,
	2001	2000	1999

Current:

Federal	$1,276	$—	$—

State	261	60	(90)

Total current	1,537	60	(90)

Deferred:

Federal	(486)	—	—

State	(64)	—	—

Total deferred	(550)	—	—

Income tax expense (benefit)	$987	$60	$(90)

A reconciliation between actual income tax expense (benefit) and the income tax expense (benefit) computed using the Federal statutory income tax rate of 34% in 2001 and 35% in 2000 and 1999 is as follows:

	Year ended

	June 30,	July 1,	July 3,
	2001	2000	1999

Income tax expense (benefit) at the statutory rate	$3,728	$1,676	$(6,748)

State income tax expense (benefit) net of federal income tax effect	172	39	(59)

Valuation allowance adjustments	(3,205)	(2,230)	6,112

Nondeductible amortization and other Permanent differences	(16)	554	127

Other	308	21	478

Income tax expense (benefit)	$987	$60	$(90)

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	June 30,	July 1,
	2001	2000

Deferred tax assets:

Net operating loss carryforward	$1,477	$4,054

Currently nondeductible accruals	2,049	2,026

Other	—	124

Gross deferred tax assets	3,526	6,204

Less valuation allowance	(1,477)	(4,682)

Net deferred tax assets	2,049	1,522

Deferred tax liabilities:

Depreciation	(1,108)	(1,456)

Other	(391)	(66)

Gross deferred tax liabilities	(1,499)	(1,522)

Net deferred tax asset	$550	$—

The valuation allowance for deferred tax assets as of June 30, 2001 and July 1, 2000 was $1,477 and $4,682, respectively. The net change in the total valuation allowance for the years ended June 30, 2001 and July 1, 2000 was a decrease of $3,205 and $2,230, respectively. The Company’s deferred tax asset related to the net operating loss carryforwards are reduced by a valuation allowance to result in deferred tax assets considered by management to be more likely than not realizable. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

As of June 30, 2001, the Company had regular tax loss carryforwards of approximately $12.3 million for State purposes. These carryforwards expire at various intervals through 2019.

NOTE 8—LEASES

The Company has several noncancellable operating leases relating to buildings, office equipment, machinery and equipment, and computer systems. Certain land and building leases have renewal options generally for periods ranging from 5 to 10 years.

Future minimum lease payments under noncancellable operating leases as of June 30, 2001 were as follows:

Fiscal Year
2002	$1,552

2003	1,519

2004	1,499

2005	1,427

2006	1,008

Thereafter	1,337

$8,342

Rent expense for all operating leases was approximately $1,369, $1,270, and $1,410 for fiscal years 2001, 2000, and 1999, respectively.

NOTE 9—EMPLOYEE BENEFIT PLANS

Prior to June 30, 2000, the Company participated in the Delta Woodside Retirement and 401(k) Plans. Effective July 1, 2000, the Company established its own 401(k) Profit Sharing Plan, with benefits similar to the Delta Woodside 401(k) Plan. The Company contributed approximately $121, $119 and $132 to these 401(k) plans during fiscal 2001, 2000 and 1999, respectively.

Prior to June 30, 2000, the Company participated in the Delta Woodside Deferred Compensation Plan. Effective June 30, 2000, the Company established its own Deferred Compensation Plan, with benefits similar to the Delta Woodside Deferred Compensation Plan. The Plan is unfunded and benefits are paid from the general assets of the Company. The Company expensed approximately $66, $25 and $48 to the Deferred Compensation plans during fiscal 2001, 2000 and 1999, respectively.

Prior to the spin-off transaction, the Company also participated in a 501(c)(9) trust, the Delta Woodside Employee Benefit Plan and Trust (“Trust”). The Trust collected both employer and employee contributions from the Company and made disbursements for health claims and other qualified benefits.

NOTE 10—STOCK OPTIONS AND INCENTIVE STOCK AWARDS

Prior to June 30, 2000, the Company participated in the Delta Woodside Incentive Stock Award Plan and Stock Option Plan. Effective with the spin-off transaction, the Company established the Delta Apparel Stock Option Plan (the “Option Plan”) and the Delta Apparel Incentive Stock Award Plan (the “Award Plan”).

The Company has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), requires use of option valuation models that were not developed for use in valuing employee stock options.

Under the Option Plan, the Company authorized the grant of options of up to 500,000 shares of common stock. Options are granted by the compensation grants committee of the Company’s board of directors to key personnel for the purchase of the Company’s stock at prices not less than the fair market value of the shares on the dates of grant. Under APB 25, no compensation expense was recognized by the Company since the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant.

Under the Award Plan, the compensation grants committee of the Company’s board of directors has the discretion to grant awards for up to an aggregate maximum of 200,000 common shares. The Award Plan authorizes the compensation grants committee to grant to officers and other key management employees or the middle level management employees of the

Company or any of its subsidiaries rights to acquire common shares at a cash purchase price of $0.01 per share. As of June 30, 2001, awards covering 58,900 shares have been granted and awards covering 23,560 shares have been exercised under the Award Plan. The Award Plan contains certain provisions that require it to be accounted for as a variable plan under APB 25. Accordingly, compensation expense is recognized by the Company as the market value of the stock increases and decreases from the grant date. Compensation expense recorded in fiscal 2001 and 1999 under the Award Plan was $750 and $278, respectively.

Pro forma information regarding net income and earnings per share is required by SFAS 123 determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2001: risk-free interest rates of 5.5%; dividend yield of 0%; volatility factor of the expected market price of the Company’s common stock of .557, and an expected life of the option of 4 years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The Company’s pro forma information follows (in thousands, except per share amounts):

2001

Pro forma net income	$9,737

Pro forma basic net income per common share	4.05

Pro forma diluted net income per common share	3.94

A summary of the Company’s stock option activity and related information are as follows:

	2001

		Weighted
		Average
	Shares	Exercise Price

Outstanding at beginning of year	—	—

Granted	231,600	$6.92

Exercised	(23,560)	$0.01

Forfeited	(11,200)	$6.65

Outstanding at end of year	196,840	$7.76

Exercisable at end of year	—

Weighted-average fair value of options granted during the year	$5.41

Shares available for future grants	479,600

Exercise prices for options outstanding as of June 30, 2001 ranged from approximately $9.31 to $12.25, except for 35,340 shares covered by awards outstanding under the Award Plan for which the exercise price was $0.01. The weighted average remaining contractual life of those options is approximately 4 years.

NOTE 11—COMMITMENTS AND CONTINGENCIES

(a)  Litigation

The Company is a defendant in legal actions involving product liability claims. The Company believes that, as a result of legal defenses, insurance arrangements, and indemnification provisions with parties believed to be financially capable, these actions should not have a material effect on its operations, financial condition, or liquidity.

(b)  Postretirement Benefits

The Company provides postretirement life insurance benefits for certain retired employees. The plan is noncontributory and is unfunded. Benefits and expenses are paid from the general assets of the Company and recorded as they are incurred. All of the employees in the plan are fully vested and the plan was closed to new employees in 1990. The discount rate used in determining the liability was 7.5%.

	June 30,	July 1,
	2001	2000

Change in benefit obligations:

Balance at beginning of year	1,269	1,227

Interest cost	58	42

Benefits paid	—	—

Actuarial adjustment	(160)	—

Balance at end of year	1,167	1,269

(c)  Purchase Contracts

The Company has entered into agreements, and has fixed prices, to purchase cotton and natural gas for use in its manufacturing operations. At June 30, 2001, minimum payments under these contracts with non-cancelable contract terms were $17,457 and $921, respectively.

(d)  Letters of Credit

As of June 30, 2001, the Company had outstanding letters of credit totaling $563.

NOTE 12—QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Presented below is a summary of the unaudited consolidated quarterly financial information for the years ended June 30, 2001 and July 1, 2000.

	2001 Quarter Ended				2000 Quarter Ended

	September 30	December 30	March 31	June 30	October 2	January 1	April 1	July 1

Net Sales	$30,649	$26,370	$27,975	$35,406	$28,659	$21,561	$27,293	$36,953

Gross profit	7,241	4,717	5,790	5,551	3,693	3,017	4,956	8,656

Operating income	4,587	1,963	3,048	2,705	1,777	1,243	2,926	6,260

Net income (loss)	3,518	1,397	2,183	2,879	(459)	(749)	735	5,202

Basic EPS*	$1.46	$0.58	$0.91	$1.20	—	—	—	—

Diluted EPS*	$1.46	$0.56	$0.87	$1.16	—	—	—	—

*	Amounts not presented prior to the Distribution.

SCHEDULE II — CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

DELTA APPAREL, INC. AND SUBSIDIARIES

(In thousands)

ALLOWANCE FOR DOUBTFUL ACCOUNTS

	Beginning			Ending
	Balance	Expense	Write-Offs	Balance

2001	$1,910	$921	$(1,487)	$1,344

2000	3,199	269	(1,558)	1,910

1999	776	2,795	(372)	3,199

RETURNS AND ALLOWANCES

	Beginning			Ending
	Balance	Expense	Credits Issued	Balance

2001	$516	$3,519	$(3,567)	$468

2000	1,855	1,196	(2,535)	516

1999	553	2,059	(757)	1,855

TOTAL

	Beginning		Write-Offs/	Ending
	Balance	Expense	Credits Issued	Balance

2001	$2,426	$4,440	$(5,054)	$1,812

2000	5,054	1,465	(4,093)	2,426

1999	1,329	4,854	(1,129)	5,054