Form 10-Q
period 2001-09-29
DELTA APPAREL INC
filed 2001-11-02
CIK 1101396

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2001

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

(678) 775-6900

(Registrant’s telephone number, including area code)

(Not Applicable)

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

Yes [X] No [  ].

As of October 19, 2001, there were outstanding 2,333,549 shares of the registrant’s common stock, par value of $0.01, which is the only class of the outstanding common or voting stock of the registrant.

INDEX

PART I. Financial Information	Page
Item 1. Financial Statements

Interim Condensed Consolidated Financial Statements (Unaudited):

Condensed Consolidated Balance Sheets— September 29, 2001 and June 30, 2001	3

Condensed Consolidated Statements of Operations— Three months ended September 29, 2001 and September 30, 2000	4

Condensed Consolidated Statements of Cash Flows— Three months ended September 29, 2001 and September 30, 2000	5

Notes to Condensed Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	7-8

Item 3. Quantitative and Qualitative Disclosures about Market Risk	9

Part II. Other Information

Item 6. Exhibits and Reports on Form 8-K	9

Signatures	10

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

DELTA APPAREL, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands, except shares and per share amounts)
(Unaudited)

	Sept. 29,	June 30,
	2001	2001

Assets

Current assets:

Cash	$2,376	$165

Accounts receivable, net	20,691	22,042

Inventories	35,609	41,619

Prepaid expenses and other current assets	1,455	1,597

Deferred income taxes	931	925

Income tax receivable	420	1,086

Total current assets	61,482	67,434

Property, plant and equipment, net	22,921	23,750

Other assets	110	139

Total assets	$84,513	$91,323

Liabilities and Stockholders’ Equity

Current liabilities:

Accounts payable and accrued expenses	$12,805	$12,627

Current portion of long-term debt	2,000	8,435

Total current liabilities	14,805	21,062

Long-term debt	5,167	5,667

Deferred income taxes	878	375

Other liabilities	997	736

Total liabilities	21,847	27,840

Stockholders’ equity:

Preferred stock—2,000,000 shares authorized; none issued and outstanding.	—	—

Common stock—par value $0.01 a share, 7,500,000 shares authorized, 2,411,743 and 2,411,743 shares issued, and 2,343,949 and 2,388,823 outstanding as of September 29, 2001 and June 30, 2001, respectively.	24	24

Additional paid-in capital	53,889	53,889

Retained earnings	10,026	9,971

Treasury stock—67,794 and 22,920 shares as of September 29, 2001 and June 30, 2001, respectively.	(1,273)	(401)

Total stockholders’ equity	62,666	63,483

Total liabilities and stockholders’ equity	$84,513	$91,323

See accompanying notes to condensed consolidated financial statements.

DELTA APPAREL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended

	September 29,	September 30,
	2001	2000

Net sales	$31,014	$30,649

Cost of goods sold	28,047	23,408

Gross profit	2,967	7,241

Selling, general and administrative expenses	2,644	2,444

Provision for bad debts	21	216

Other income	(28)	(6)

Operating income	330	4,587

Interest expense, net	228	295

Income before income taxes	102	4,292

Income tax expense	38	774

Net income	$64	$3,518

Earnings per share

Basic	$0.03	$1.46

Diluted	$0.03	$1.46

Weighted average number of shares outstanding	2,386	2,408

Dilutive effect of stock options	99	9

Weighted average number of shares assuming dilution	2,485	2,417

See accompanying notes to condensed consolidated financial statements.

DELTA APPAREL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Three Months Ended

	September 29,	September 30,
	2001	2000

Operating activities:

Net income	$64	$3,518

Adjustments to reconcile net income to net cash provided by (used in) operating activities:

Depreciation	1,530	1,649

Deferred income taxes	497	(700)

Loss on sale of property and equipment	14	1

Changes in operating assets and liabilities:

Accounts receivable	1,351	3,516

Inventories	6,010	(3,809)

Prepaid expenses and other current assets	142	(92)

Income taxes receivable	666	—

Other noncurrent assets	29	32

Accounts payable and accrued expenses	178	(1,318)

Income taxes payable	—	1,426

Other liabilities	285	174

Net cash provided by operating activities	10,766	4,397

Investing activities:

Purchases of property, plant and equipment	(719)	(413)

Proceeds from sale of property, plant and equipment	5	—

Net cash used in investing activities	(714)	(413)

Financing activities:

Repayment of revolving credit facility, net	(6,435)	—

Repayment of long-term financing	(500)	(500)

Repurchase of common stock	(915)	—

Proceeds from exercise of stock options	9	—

Net cash used in financing activities	(7,841)	(500)

Increase in cash	2,211	3,484

Cash at beginning of period	165	415

Cash at end of period	$2,376	$3,899

Supplemental cash flow information:

Cash paid during the period for interest	$190	$286

Cash paid during the period for income taxes	$76	$48

Noncash financing activity—issuance of common stock	$24	$110

See accompanying notes to condensed consolidated financial statements.

DELTA APPAREL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note A—Basis of Presentation

The interim condensed consolidated financial statements for the three months ended September 29, 2001 and September 30, 2000, included herein, have been prepared in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 29, 2001 are not necessarily indicative of the results that may be expected for the year ending June 29, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended June 30, 2001, filed with the Securities and Exchange Commission.

Note B—Inventories

Inventories consist of the following:

	September 29,	June 30,
	2001	2001

Raw materials	$2,774	2,631

Work in process	10,177	12,513

Finished goods	22,658	26,475

	$35,609	41,619

Note C—Income Taxes

The effective income tax rate on pretax income for the three months ended September 29, 2001 was 37.3%, compared to 9.0% for the fiscal year ended June 30, 2001. The low tax rate for the year ended June 30, 2001 was the result of the utilization of federal and state net operating loss carryforwards and valuation allowance adjustments. The Company expects its annualized effective tax rate to more closely approximate statutory rates for fiscal year 2002.

Note D—Purchase Contracts

The Company has entered into agreements, and has fixed prices, to purchase cotton and natural gas for use in its manufacturing operations. At September 29, 2001, minimum payments under these contracts with non-cancelable contract terms were $13.1 million and $0.6 million, respectively.

Note E—Computation of Basic and Diluted Net Earnings per Share (EPS)

Basic net earnings per share is calculated by dividing the net earnings by the weighted average common shares outstanding of Delta Apparel, Inc. For the purposes of diluted earnings per share, the diluted weighted average common shares outstanding includes the shares covered by options or awards granted under the Company’s Stock Option Plan and the Company’s Incentive Stock Award Plan.

The weighted average shares do not include securities that would be anti-dilutive for each of the periods presented.

Note F—Stockholders’ Equity

On November 1, 2000, the Board of Directors authorized the repurchase by the Company in open market transactions of up to $3.0 million of Delta Apparel common stock (“Stock Repurchase Program”). All purchases are made at the discretion of management in accordance with IRS guidelines for share repurchases after a spin-off. In connection with the Stock Repurchase Program, during the three months ended September 29, 2001, the Company purchased 47,200 shares of Delta Apparel common stock for an aggregate of $0.9 million. Since the inception of the Stock Repurchase Program, the Company has purchased 81,900 shares of Delta Apparel common stock for an aggregate of $1.5 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The forward-looking statements in this Quarterly Report are based on the Company’s expectations and are necessarily dependent upon assumptions, estimates and data that the Company believes are reasonable and accurate but may be incorrect, incomplete or imprecise. Forward-looking statements are also subject to a number of business risks and uncertainties, any of which could cause actual results to differ materially from those set forth in or implied by the forward-looking statements. The risks and uncertainties include, among others, changes in the retail demand for apparel products, the cost of raw materials, competitive conditions in the apparel and textile industries, the relative strength of the United States dollar as against other currencies, changes in United States trade regulations and the discovery of unknown conditions (such as with respect to environmental matters and similar items). Accordingly, any forward-looking statements do not purport to be predictions of future events or circumstances and may not be realized.

The Company does not undertake publicly to update or revise the forward-looking statements even if it becomes clear that any projected results will not be realized.

RESULTS OF OPERATIONS

Net sales for the first quarter of fiscal year 2002 were $31.0 million, an increase of $0.4 million, or 1.2%, from net sales of $30.6 million for the first quarter of the prior year. The increase in net sales was the result of increased unit sales (up 16.7%, accounting for $5.1 million) offset by lower average unit prices (down 13.3%, accounting for $4.8 million). Lower average prices were the result of price decreases in certain basic styles, changes in the product mix and lower shipments in the private label segment. Although the Company achieved significant unit volume growth in the quarter ended September 29, 2001, it is uncertain to what extent, if any, the challenging retail conditions will affect the remaining quarters in fiscal year 2002.

Gross profit as a percentage of net sales decreased to 9.6% for the first quarter of fiscal year 2002 from 23.6% for the first quarter of the prior year. The decreased gross profit percentage was primarily the result of lower selling prices, higher raw material costs flowing through cost of sales and less efficient manufacturing schedules, offset slightly by cost reduction programs and the elimination of duty on products sewn in the Caribbean basin. In addition, the Company expensed $0.3 million in additional costs related to the build in production in the Mexican sewing facility compared to the first quarter of the prior year.

Selling, general and administrative expenses for the first quarter of fiscal year 2002 were $2.7 million, or 8.6% of sales, which is consistent with the first quarter of the prior year. Distribution expenses increased during the quarter by $0.3 million related to the West Coast Distribution Center that opened in June 2001. The increase in distribution expenses was offset by a decrease in general and administrative expenses. The decrease in general and administrative expenses resulted from lower incentive compensation expense resulting from lower operating income in the first quarter of fiscal year 2002 compared to the prior year quarter. In addition, the Company expensed $0.1 million related to the move of the corporate office in the first quarter of fiscal year 2001.

Operating income for the first quarter of fiscal year 2002 was $0.3 million, a decrease of $4.3 million, or 92.8%, from $4.6 million for the first quarter of the prior year. The decrease in operating income was the result of the decreased gross profit.

Net interest expense for the first quarter of fiscal year 2002 was $0.2 million, a decrease of $0.1 million, or 22.7%, from $0.3 million for the first quarter of the prior year. The reduction in interest expense resulted from a decrease in interest rates of over 200 basis points, offset partially by an increase in the average daily borrowings.

The effective tax rate for the first quarter of fiscal year 2002 was 37.3% compared to 18.0% for the first quarter of the prior year and 9.0% for the fiscal year ended June 30, 2001. The low tax rate for the year ended June 30, 2001 was the result of the utilization of federal and state net operating loss carryforwards and valuation allowance adjustments. The Company expects its annualized effective tax rate to more closely approximate statutory rates for fiscal year 2002.

Net income for the first quarter of fiscal year 2002 was $0.1 million, a decrease of $3.5 million, or 98.2%, from net income of $3.5 million for the first quarter of the prior year, due to the factors described above.

Inventories at September 29, 2001 totaled $35.6 million compared to $41.6 million at June 30, 2001. The decrease in inventory is primarily the result of the increased unit sales volume and reduced production schedules at the manufacturing facilities. The Company believes that the inventory levels at September 29, 2001 are adequate to meet projected sales for the upcoming quarter.

Capital expenditures in the first quarter of fiscal year 2002 were $0.7 million as compared to $0.4 million in the first quarter of the prior year. The expenditures during fiscal year 2002 primarily related to the upgrading of the spinning frames in the Edgefield, South Carolina yarn mill. This modernization will allow a modest increase in the yarn spinning capacity at this facility.

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

Delta Apparel’s operating activities provided cash of $10.8 million and $4.4 million in the first quarter of fiscal year 2002 and the first quarter of fiscal year 2001, respectively. The cash provided in the first quarter of fiscal year 2002 was primarily due to a reduction in inventory, accounts receivable and income taxes receivable. The cash provided in the first quarter of fiscal year 2001 was primarily due to net income and a reduction in accounts receivable, offset by an increase in inventory.

At September 29, 2001, the Company did not have an outstanding balance under its revolving credit facility. The interest rate on its term loan at September 29, 2001 was 6.2%.

Delta Apparel believes that its $25 million revolving credit facility should be sufficient to satisfy its foreseeable working capital needs, and that the cash flow generated by its operations and funds available under its revolving credit line should be sufficient to service its debt payment requirements, to satisfy its day-to-day working capital needs and to fund its planned capital expenditures. Any material deterioration in Delta Apparel’s results of operations, however, may result in Delta Apparel losing its ability to borrow under its revolving credit facility and to issue letters of credit to suppliers or may cause the borrowing availability under that facility to be insufficient for the Company’s needs.

Purchases by Delta Apparel of its Own Shares

Delta Apparel’s credit agreement permitted up to an aggregate of $3.0 million of purchases by Delta Apparel of its own stock provided that no event of default existed or would result from that action and after the purchase at least $3.0 million remained available to borrow under the revolving credit facility. On October 17, 2001, the credit agreement was amended to increase from $3.0 million to $11.0 million the aggregate amount permitted for share repurchases.

In connection with the Company’s Stock Repurchase Program, during the first quarter of fiscal year 2002, the Company purchased 47,200 shares of Delta Apparel common stock for an aggregate of $0.9 million. Since the inception of the program, the Company has purchased 81,900 shares of its stock for a total cost of $1.5 million. The Company has authorization from the Board of Directors to spend up to $3.0 million for share repurchases. All purchases are made at the discretion of management in accordance with IRS guidelines for share repurchases after a spin-off. In the future, Delta Apparel may consider the advisability of increasing the amount of shares it repurchases.

NEW ACCOUNTING STANDARDS

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) 141, Business Combinations, and SFAS 142, Goodwill and Other Intangible Assets, which supersede Accounting Principles Board Opinion No. 17, Intangible Assets. SFAS 141 requires that all business combinations be accounted for under the purchase method. The statement further requires separate recognition of intangible assets that meet one of the two criteria, as defined in the statement. This statement applies to all business combinations initiated after June 30, 2001. Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are tested at least annually for impairment. Separable intangible assets with defined lives will continue to be amortized over their useful lives. The provisions of SFAS 142 will apply to goodwill and intangible assets acquired before and after the statement’s effective date. The Company adopted SFAS 141 and 142 in its first quarter of fiscal year 2002. The adoption of SFAS 141 and SFAS 142 had no impact on the Company’s financial statements.

In August 2001, the FASB issued SFAS 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal use of the asset. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, the Company will recognize a gain or loss on settlement. The Company is required and plans to adopt the provisions of SFAS No. 143 for the quarter ending September 28, 2002. The Company does not believe that the adoption of SFAS 143 will have a material impact on the Company’s financial statements.

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

Cotton on-call with a fixed price at September 29, 2001 was valued at $13.1 million, and is scheduled for delivery between October 2001 and June 2002. At September 29, 2001, the Company had unpriced contracts for deliveries between January 2002 and September 2002. Based on the prevailing price at September 29, 2001, the value of these unpriced commitments is approximately $3.5 million. Daily price fluctuations are minimal, yet long-term trends in price movement can result in unfavorable pricing of cotton for Delta Apparel. Delta Apparel does not use financial instruments to hedge commodity price risk. At September 29, 2001, a 10% decline in the market price of the cotton covered by Delta Apparel’s fixed price contracts would have had a negative impact of approximately $1.3 million on the value of the contracts.

INTEREST RATE SENSITIVITY

Delta Apparel’s credit agreement provides that the interest rate on outstanding amounts owed shall bear interest at variable rates. If the amount of outstanding indebtedness at September 29, 2001 under the term loan had been the amount outstanding during the entire three months ended September 29, 2001 and the interest rate on this outstanding indebtedness had been increased by 100 basis points, Delta Apparel’s expense would have been approximately $18,000, or 7.8%, higher during the quarter. The actual increase in interest expense resulting from a change in interest rates would depend on the magnitude of the increase in rates and the average principal balance outstanding.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(b)  No reports on Form 8-K were filed by the Company during the fiscal quarter ended September 29, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DELTA APPAREL, INC. (Registrant)

November 2, 2001 Date	By: /s/ Herbert M. Mueller Herbert M. Mueller Vice President, Chief Financial Officer and Treasurer