Form 10-Q
period 2001-12-29
DELTA APPAREL INC
filed 2002-02-06
CIK 1101396

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 29, 2001

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

Yes [X]  No [  ].

As of January 25, 2002, there were outstanding 1,974,206 shares of the registrant’s common stock, par value of $0.01, which is the only class of the outstanding common or voting stock of the registrant.

INDEX

Page
PART 1. Financial Information
Item 1. Financial Statements
Interim Condensed Consolidated Financial Statements (Unaudited):
Condensed Consolidated Balance Sheets— December 29, 2001 and June 30, 2001	3
Condensed Consolidated Statements of Operations— Three months and six months ended December 29, 2001 and December 30, 2000	4
Condensed Consolidated Statements of Cash Flows— Six months ended December 29, 2001 and December 30, 2000	5
Notes to Condensed Consolidated Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	7-9
Item 3. Quantitative and Qualitative Disclosures about Market Risk	9
PART II. Other Information
Item 4. Submission of Matters to a Vote of Security Holders	10
Item 6. Exhibits and Reports on Form 8-K	10
Signatures	11

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

DELTA APPAREL, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
(in thousands, except shares and per share amounts)
(Unaudited)

Assets	December 29,	June 30,
	2001	2001

Current assets:
Cash	$5,754	$165
Accounts receivable, net	13,531	22,042
Inventories	39,581	41,619
Prepaid expenses and other current assets	1,119	1,597
Deferred income taxes	981	925
Income tax receivable	—	1,086

Total current assets	60,966	67,434
Property, plant and equipment, net	21,771	23,750
Other assets	81	139

Total assets	$82,818	$91,323

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$11,495	$12,627
Income tax payable	125	—
Current portion of long-term debt	2,000	8,435

Total current liabilities	13,620	21,062
Long-term debt	4,667	5,667
Deferred income taxes	761	375
Other liabilities	1,038	736

Total liabilities	20,086	27,840

Stockholders’ equity:
Preferred stock—2,000,000 shares authorized; none issued and outstanding	—	—
Common stock—par value $.01 a share, 7,500,000 shares authorized, 2,411,743 and 2,411,743 shares issued, and 2,312,349 and 2,388,823 shares outstanding as of December 29, 2001 and June 30, 2001, respectively	24	24
Additional paid-in capital	53,889	53,889
Retained earnings	10,689	9,971
Treasury stock—99,397 and 22,920 shares as of December 29, 2001 and June 30, 2001, respectively	(1,870)	(401)

Total stockholders’ equity	62,732	63,483

Total liabilities and stockholders’ equity	$82,818	$91,323

See accompanying notes to condensed consolidated financial statements.

DELTA APPAREL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended

	December 29,	December 30,	December 29,	December 30,
	2001	2000	2001	2000

Net sales	$24,337	$26,370	$55,351	$57,019
Cost of goods sold	20,596	21,653	48,643	45,062

Gross profit	3,741	4,717	6,708	11,957

Selling, general and administrative expenses	2,595	2,345	5,239	4,789
Provision for bad debts	80	417	101	633
Other income	(147)	(8)	(175)	(14)

Operating income	1,213	1,963	1,543	6,549
Interest expense, net	139	261	367	556

Income before income taxes	1,074	1,702	1,176	5,993
Income tax expense	396	305	434	1,079

Net income	$678	$1,397	$742	$4,914

Earnings per share
Basic	$0.29	$0.58	$0.32	$2.04
Diluted	$0.28	$0.56	$0.30	$2.01

Weighted average number of shares outstanding	2,319	2,411	2,353	2,409
Dilutive effect of stock options	110	66	106	39

Weighted average number of shares assuming dilution	2,429	2,477	2,459	2,448

See accompanying notes to condensed consolidated financial statements.

DELTA APPAREL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Six Months Ended

	December 29,	December 30,
	2001	2000

Operating activities:
Net income	$742	$4,914
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	3,219	3,312
Deferred income taxes	330	(494)
Loss (gain) on sale of property and equipment	(127)	1
Changes in operating assets and liabilities:
Accounts receivable	8,511	3,925
Inventories	2,038	(11,301)
Prepaid expenses and other current assets	338	(45)
Other noncurrent assets	58	107
Accounts payable and accrued expenses	(1,108)	(756)
Income taxes	1,211	(930)
Other liabilities	302	202

Net cash provided by (used in) operating activities	15,514	(1,065)

Investing activities:
Purchases of property, plant and equipment	(1,125)	(1,096)
Proceeds from sale of property, plant and equipment	152	43

Net cash used in investing activities	(973)	(1,053)

Financing activities:
Proceeds from (repayment of) revolving credit facility, net	(6,435)	2,975
Repayment of long-term financing	(1,000)	(1,000)
Repurchase of common stock	(1,540)	(52)
Proceeds from exercise of stock options	23	—
Dividends paid	—	(2)

Net cash provided by (used in) financing activities	(8,952)	1,921

Increase (decrease) in cash	5,589	(197)
Cash at beginning of period	165	415

Cash at end of period	$5,754	$218

Supplemental cash flow information:
Cash paid during the period for interest	$292	$537

Cash paid during the period for income taxes	$94	$2,503

Noncash financing activity—issuance of common stock	$24	$110

See accompanying notes to condensed consolidated financial statements.

DELTA APPAREL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note A—Basis of Presentation

The interim condensed consolidated financial statements for the three months and six months ended December 29, 2001 and December 30, 2000, included herein, have been prepared in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and six months ended December 29, 2001 are not necessarily indicative of the results that may be expected for the year ending June 29, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended June 30, 2001, filed with the Securities and Exchange Commission.

Note B—Inventories

Inventories consist of the following:

	December 29,	June 30,
	2001	2001

Raw materials	$2,834	2,631
Work in process	11,487	12,513
Finished goods	25,260	26,475

	$39,581	41,619

Note C—Income Taxes

The effective income tax rate on pretax income for the six months ended December 29, 2001 was 36.9%, compared to 9.0% for the fiscal year ended June 30, 2001. The low tax rate for the year ended June 30, 2001 was the result of the utilization of federal and state net operating loss carryforwards and valuation allowance adjustments. The Company expects its annualized effective tax rate to more closely approximate statutory rates for fiscal year 2002.

Note D—Purchase Contracts

The Company has entered into agreements, and has fixed prices, to purchase cotton and natural gas for use in its manufacturing operations. At December 29, 2001, minimum payments under these contracts with non-cancelable contract terms were $10.4 million and $0.3 million, respectively.

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

Note F—Stockholders’ Equity

On November 1, 2000, the Board of Directors authorized the repurchase by the Company in open market transactions of up to $3.0 million of Delta Apparel common stock (“Stock Repurchase Program”). All purchases are made at the discretion of management in accordance with IRS guidelines for share repurchases after a spin-off. In connection with the Stock Repurchase Program, during the three months ended December 29, 2001, the Company purchased 33,100 shares of Delta Apparel common stock for an aggregate of $0.6 million. Since the inception of the Stock Repurchase Program, the Company has purchased 115,000 shares of Delta Apparel common stock for an aggregate of $2.1 million.

On November 19, 2001, the Board of Directors authorized the repurchase by the Company of 350,000 shares of the Delta Apparel common stock at a price not to exceed $22.00 but no less than $19.00 per share, pursuant to a Dutch Tender Offer. The Tender Offer commenced on December 7, 2001, and expired on January 10, 2002. A total of 338,143 shares were validly tendered, not properly withdrawn, and accepted for purchase by the Company at a purchase price of $22 per Share.

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

RESULTS OF OPERATIONS

Net sales for the second quarter of fiscal year 2002 were $24.3 million, a decrease of $2.0 million, or 7.7%, from net sales of $26.4 million for the second quarter of the prior year. The decrease in net sales was the result of decreased unit sales (down 4.2%, accounting for $1.1 million) and depressed average unit prices (down 3.7%, accounting for $0.9 million). Lower average prices were the result of price decreases in certain basic styles and changes in the product mix. In addition, the drop in retail demand negatively impacted the Company’s private label volume for the quarter. Net sales for the first six months of fiscal year 2002 were $55.4 million, a decrease of $1.7 million, or 2.9%, from net sales of $57.0 million for the first six months of the prior year. The decrease in net sales was the result of lower average unit prices (down 9.1%, accounting for $5.5 million) partially offset by increased unit sales (up 6.8%, accounting for $3.9 million). Lower average prices were the result of price decreases in certain basic styles, changes in the product mix and lower shipments in the private label segment.

Gross profit as a percentage of net sales decreased to 15.4% for the second quarter of fiscal year 2002 from 17.9% for the second quarter of the prior year. For the first six months of fiscal year 2002, gross profit as a percentage of net sales decreased to 12.1% from 21.0% for the first six months of the prior year. The decreased gross profit percentage for the second quarter and first six months of fiscal year 2002 was primarily the result of lower selling prices, higher raw material costs flowing through cost of sales and reduced production schedules. The Company also expensed additional costs associated with the build in production in the Mexican sewing facility. These increased costs were offset slightly by cost reduction programs and the elimination of duty on products sewn in the Caribbean basin.

Selling, general and administrative expenses (including the provision for bad debts) for the second quarter of fiscal year 2002 were $2.7 million, or 11.0% of net sales, a decrease of $0.1 million from $2.8 million, or 10.5% of net sales, in the second quarter of the prior year. The decrease is mainly the result of a $0.3 million decrease in bad debt expense related to a Chapter 11 filing of a customer in the second quarter of fiscal year 2001. This decrease was offset by an increase of $0.2 million in distribution expenses, resulting from the opening in June 2001 of the West Coast Distribution Center. Selling, general and administrative expenses (including the provision for bad debts) for the first six months of fiscal year 2002 were $5.3 million, or 9.6% of net sales, a decrease of $0.1 million from $5.4 million, or 9.5% of net sales, in the first six months of the prior year. The decrease is the result of lower bad debt expense of $0.5 million, due to the Chapter 11 filing of a customer in fiscal year 2001, offset by an increase of $0.4 million distribution expenses related to the West Coast distribution center.

Other income for the second quarter of fiscal year 2002 was $0.1 million, an increase of $0.1 million from the second quarter of the prior year. Other income for the first six months of fiscal year 2002 was $0.2 million, an increase of $0.2 million from the first six months of the prior year. The increase relates to the Company’s gain on the sale of its building in Washington, Georgia in November 2001.

Operating income for the second quarter of fiscal year 2002 was $1.2 million, a decrease of $0.8 million, or 38.2%, from $2.0 million for the second quarter of the prior year. Operating income for the first six months of fiscal year 2002 was $1.5 million, a decrease of $5.0 million, or 76.4%, from $6.5 million for the first six months of the prior year. The lower operating income was the result of the decreased gross profit.

Net interest expense for the second quarter of fiscal year 2002 was $0.1 million, a decrease of $0.1 million, or 46.7%, from $0.3 million for the first quarter of the prior year. Net interest expense for the first six months of fiscal year 2002 was $0.4 million, a decrease of $0.2 million, or 34.0%, from $0.6 million for the first six months of the prior year. The reduction in interest expense resulted from a decrease in interest rates of over 300 basis points and lower average outstanding debt.

The effective tax rate for the second quarter of fiscal year 2002 was 36.9% compared to 17.9% for the second quarter of the prior year and 9.0% for the fiscal year ended June 30, 2001. The low tax rate for the year ended June 30, 2001 was the result of the utilization of federal and state net operating loss carryforwards and valuation allowance adjustments. The Company expects its annualized effective tax rate to more closely approximate statutory rates for fiscal year 2002.

Net income for the second quarter of fiscal year 2002 was $0.7 million, a decrease of $0.7 million, or 51.5%, from net income of $1.4 million for the second quarter of the prior year. Net income for the first six months of fiscal year 2002 was $0.7 million, a decrease of $4.2 million, or 84.9%, from net income of $4.9 million for the first six months of the prior year. The decrease in net income was due to the factors described above.

Inventories at December 29, 2001 totaled $39.6 million compared to $41.6 million at June 30, 2001. The decrease in inventory is primarily the result of the reduced production schedules at the Company’s manufacturing facilities. The Company will build its inventory levels over the next quarter to allow it to meet its projected sales in the second half of the fiscal year.

Capital expenditures in the second quarter of fiscal year 2002 were $0.4 million compared to $0.7 million in the second quarter of the prior year. Capital expenditures in the first six months of fiscal year 2002 were $1.1 million, which is consistent with the first six months of the prior year. In the prior year, capital expenditures primarily related to the Company’s expansion into Mexico. The Company expects to make expenditures during fiscal year 2002 for improvements to its existing facilities. In addition, the Company is exploring increasing its textile capacity. The Company is currently negotiating the potential purchase of an idle textile facility in the Southeastern United States. The Company estimates that it could purchase the facility for approximately $2.5 million, and that an additional $1.0 to $1.5 million would be required to start up the facility. Consummation of the acquisition would be subject to several contingencies outside of the Company’s control. The acquisition, if completed, would increase the Company’s textile capacity by approximately 25%. There can be no assurance that this transaction will be consummated or that, if consummated, the Company would be able to successfully integrate use of the assets in its business.

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

Delta Apparel’s operating activities provided cash of $15.5 million in the first six months of fiscal year 2002 and used cash of $1.1 million in the first six months of the prior year. The cash provided in the first six months of fiscal year 2002 was primarily the result of net income and a reduction in accounts receivable and inventory. The cash used in the first six months of the prior year was primarily the result of an increase in inventory and a decrease in accrued expenses, offset by net income and a reduction in receivables.

At December 29, 2001, the Company did not have an outstanding balance under its revolving credit facility. The interest rate on its term loan at December 29, 2001 was 4.16%.

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

In connection with the Company’s Stock Repurchase Program, during the second quarter of fiscal year 2002, the Company purchased 33,100 shares of Delta Apparel common stock for an aggregate of $0.6 million. Since the inception of the program, the Company has purchased 115,000 shares of its stock for a total cost of $2.1 million. The Company has authorization from the Board of Directors to spend up to $3.0 million for share repurchases under the Stock Repurchase Program. All purchases are made at the discretion of management in accordance with IRS guidelines for share repurchases after a spin-off.

On November 19, 2001, the Board of Directors authorized the repurchase by the Company of 350,000 shares of the Delta Apparel common stock at a price not to exceed $22.00 but no less than $19.00 per share, pursuant to a Dutch Tender Offer. The Tender Offer commenced on December 7, 2001, and expired on January 10, 2002. A total of 338,143 shares were validly tendered, not properly withdrawn, and accepted for purchase by the Company at a purchase price of $22 per Share. The Company paid the total purchase price of $7,439,146 on January 16, 2002.

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

In August 2001, the FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The statement provides a single accounting model for long-lived assets to be disposed of. The Company is required and plans to adopt the provisions of SFAS No. 144 for the quarter ending September 28, 2002. The Company does not believe that the adoption of SFAS 144 will have a material impact on the Company’s financial statements.

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

Cotton on-call with a fixed price at December 29, 2001 was valued at $10.4 million, and is scheduled for delivery between January 2002 and September 2002. At December 29, 2001, the Company had unpriced contracts for deliveries between January 2002 and September 2002. Based on the prevailing price at December 29, 2001, the value of these unpriced commitments is approximately $3.0 million. Daily price fluctuations are minimal, yet long-term trends in price movement can result in unfavorable pricing of cotton for Delta Apparel. The Company is currently considering purchasing cotton options in order to hedge commodity price risk and reduce its reliance on fixed contracts. At December 29, 2001, the Company had not entered into any hedge transactions. At December 29, 2001, a 10% decline in the market price of the cotton covered by Delta Apparel’s fixed price contracts would have had a negative impact of approximately $1.0 million on the value of the contracts.

INTEREST RATE SENSITIVITY

Delta Apparel’s credit agreement provides that the interest rate on outstanding amounts owed shall bear interest at variable rates. If the amount of outstanding indebtedness at December 29, 2001 under the term loan had been the amount outstanding during the entire three months ended December 29, 2001 and the interest rate on this outstanding indebtedness had been increased by 100 basis points, Delta Apparel’s expense would have been approximately $17,000, or 12.0%, higher during the quarter. The actual increase in interest expense resulting from a change in interest rates would depend on the magnitude of the increase in rates and the average principal balance outstanding.

PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

The following summarizes the votes at the Annual Meeting of the Company’s shareholders held on November 19, 2001:

					Broker
Election of Directors	For	Against	Withheld	Abstentions	Nonvotes

William F. Garrett	2,237,150	N/A	3,946	N/A	N/A
C.C. Guy	2,237,674	N/A	3,422	N/A	N/A
Robert W. Humphreys	2,237,673	N/A	3,423	N/A	N/A
Dr. James F. Kane	2,237,683	N/A	3,413	N/A	N/A
Dr. Max Lennon	2,237,264	N/A	3,832	N/A	N/A
E. Erwin Maddrey, II	2,237,669	N/A	3,427	N/A	N/A
Buck A. Mickel	2,237,255	N/A	3,841	N/A	N/A

Approval of the Company’s Short Term Incentive Compensation Plan	1,505,093	42,792	N/A	170,661	522,550

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

10.8.6.	Amendment to Loan and Security Agreement dated October 17, 2001 between Congress Financial Corporation (Southern) and Delta Apparel, Inc.

(b) No reports on Form 8-K were filed by the Company during the fiscal quarter ended December 29, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DELTA APPAREL, INC. (Registrant)

February 6, 2001 Date	By: /s/ Herbert M. Mueller Herbert M. Mueller Vice President, Chief Financial Officer and Treasurer