Form 10-Q
period 2002-03-30
DELTA APPAREL INC
filed 2002-05-01
CIK 1101396

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2002

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

Yes [X] No [   ].

     As of April 26, 2002, there were outstanding 1,974,206 shares of the registrant’s common stock, par value of $0.01, which is the only class of the outstanding common or voting stock of the registrant.

INDEX

		Page

PART 1.	Financial Information

Item 1.	Financial Statements

	Interim Condensed Consolidated Financial Statements (Unaudited):

	Condensed Consolidated Balance Sheets— March 30, 2002 and June 30, 2001	3

	Condensed Consolidated Statements of Operations— Three months and nine months ended March 30, 2002 and March 31, 2001	4

	Condensed Consolidated Statements of Cash Flows— Nine months ended March 30, 2002 and March 31, 2001	5

	Notes to Condensed Consolidated Financial Statements	6-7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	7-9

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	9-10

PART II	Other Information

Item 6.	Exhibits and Reports on Form 8-K	10

Signatures		11

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

DELTA APPAREL, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
(in thousands, except shares and per share amounts)
(Unaudited)

	March 30,	June 30,
	2001	2002

Assets
Current assets:
Cash	$795	$165
Accounts receivable, net	17,355	22,042
Inventories	39,363	41,619
Prepaid expenses and other current assets	819	1,597
Deferred income taxes	1,261	925
Income tax receivable	—	1,086

Total current assets	59,593	67,434
Property, plant and equipment, net	21,170	23,750
Other assets	52	139

Total assets	$80,815	$91,323

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$12,514	$12,627
Income tax payable	1,661	—
Current portion of long-term debt	3,750	8,435

Total current liabilities	17,925	21,062
Long-term debt	4,167	5,667
Deferred income taxes	608	375
Other liabilities	1,079	736

Total liabilities	23,779	27,840
Stockholders’ equity:
Preferred stock—2,000,000 shares authorized; none issued and outstanding	—	—
Common stock—par value $.01 a share, 7,500,000 shares authorized, 2,411,743 and 2,411,743 shares issued, and 1,974,206 and 2,388,823 shares outstanding as of March 30, 2002 and June 30, 2001, respectively	24	24
Additional paid-in capital	53,889	53,889
Retained earnings	12,567	9,971
Treasury stock—437,537 and 22,920 shares as of March 30, 2002 and June 30, 2001, respectively	(9,444)	(401)

Total stockholders’ equity	57,036	63,483

Total liabilities and stockholders’ equity	$80,815	$91,323

See accompanying notes to condensed consolidated financial statements.

DELTA APPAREL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended

	March 30,	March 31,	March 30,	March 31,
	2002	2001	2002	2001

Net sales	$32,860	$27,975	$88,211	$84,994
Cost of goods sold	26,618	22,185	75,261	67,247

Gross profit	6,242	5,790	12,950	17,747
Selling, general and administrative expenses	2,941	2,582	8,180	7,371
Provision for bad debts	135	163	236	796
Other expense (income)	25	(3)	(149)	(17)

Operating income	3,141	3,048	4,683	9,597
Interest expense, net	157	386	524	942

Income before income taxes	2,984	2,662	4,159	8,655
Income tax expense	1,106	479	1,540	1,558

Net income	$1,878	$2,183	$2,619	$7,097

Earnings per share
Basic	$0.92	$0.91	$1.17	$2.95
Diluted	$0.87	$0.87	$1.11	$2.87

Weighted average number of shares outstanding	2,037	2,401	2,247	2,407
Dilutive effect of stock options	122	95	115	65

Weighted average number of shares assuming dilution	2,159	2,496	2,362	2,472

See accompanying notes to condensed consolidated financial statements.

DELTA APPAREL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Nine Months Ended

	March 30,	March 31,
	2002	2001

Operating activities:
Net income	$2,619	$7,097
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	4,746	4,765
Deferred income taxes	(103)	(963)
Loss (gain) on sale of property and equipment	(95)	4
Changes in operating assets and liabilities:
Accounts receivable	4,687	2,742
Inventories	2,256	(20,070)
Prepaid expenses and other current assets	334	(438)
Other noncurrent assets	87	148
Accounts payable and accrued expenses	(89)	(874)
Income taxes	2,747	(70)
Other liabilities	343	181

Net cash provided by (used in) operating activities	17,532	(7,478)

Investing activities:
Purchases of property, plant and equipment	(1,790)	(1,934)
Proceeds from sale of property, plant and equipment	164	43

Net cash used in investing activities	(1,626)	(1,891)

Financing activities:
Proceeds from (repayment of) revolving credit facility, net	(4,685)	10,778
Repayment of long-term financing	(1,500)	(1,500)
Repurchase of common stock	(9,114)	(297)
Proceeds from exercise of stock options	23	—
Dividends paid	—	(2)

Net cash provided by (used in) financing activities	(15,276)	8,979

Increase (decrease) in cash	630	(390)
Cash at beginning of period	165	415

Cash at end of period	$795	$25

Supplemental cash flow information:
Cash paid during the period for interest	$409	$883

Cash paid during the period for income taxes	$97	$2,592

Noncash financing activity—issuance of common stock	$24	$110

See accompanying notes to condensed consolidated financial statements.

DELTA APPAREL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note A—Basis of Presentation

The interim condensed consolidated financial statements for the three months and nine months ended March 30, 2002 and March 31, 2001, included herein, have been prepared in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and nine months ended March 30, 2002 are not necessarily indicative of the results that may be expected for the year ending June 29, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended June 30, 2001, filed with the Securities and Exchange Commission.

Note B—Inventories

Inventories consist of the following:

	March 30,	June 30,
	2002	2001

Raw materials	$2,757	2,631
Work in process	11,687	12,513
Finished goods	24,919	26,475

	$39,363	41,619

Note C—Income Taxes

The effective income tax rate on pretax income for the nine months ended March 30, 2002 was 37.0%, compared to 9.0% for the fiscal year ended June 30, 2001. The low tax rate for the year ended June 30, 2001 was the result of the utilization of federal and state net operating loss carryforwards and valuation allowance adjustments. The Company expects its annualized effective tax rate to more closely approximate statutory rates for fiscal year 2002.

Note D—Purchase Contracts

The Company has entered into agreements, and has fixed prices, to purchase cotton and natural gas for use in its manufacturing operations. At March 30, 2002, minimum payments under these contracts with non-cancelable contract terms were $8.2 million and $0.1 million, respectively.

Note E—Computation of Basic and Diluted Net Earnings per Share (EPS)

Basic net earnings per share is calculated by dividing net earnings by the weighted average common shares outstanding of Delta Apparel, Inc. For the purposes of diluted earnings per share, the diluted weighted average common shares outstanding includes the shares covered by options or awards granted under the Company’s Stock Option Plan and the Company’s Incentive Stock Award Plan.

The weighted average shares do not include securities that would be anti-dilutive for each of the periods presented.

Note F—Stockholders’ Equity

On November 1, 2000, the Board of Directors authorized the repurchase by the Company in open market transactions of up to $3.0 million of Delta Apparel common stock (“Stock Repurchase Program”). All purchases are made at the discretion of management in accordance with IRS guidelines for share repurchases after a spin-off. During the three months ended March 30, 2002, the Company did not purchase any common stock pursuant to the Stock Repurchase Program. Since the inception of the Stock Repurchase Program, the Company has purchased 115,000 shares of Delta Apparel common stock for an aggregate of $2.1 million.

On November 19, 2001, the Board of Directors authorized the repurchase by the Company of 350,000 shares of the Delta Apparel common stock at a price not to exceed $22.00 but no less than $19.00 per share, pursuant to a Dutch Tender Offer. The Tender Offer commenced on December 7, 2001, and expired on January 10, 2002. A total of 338,143 shares were validly tendered, not properly withdrawn, and accepted for purchase by the Company at a purchase price of $22 per Share. The Company paid $7.6 million for the shares purchased pursuant to the Dutch Tender Offer.

On April 18, 2002, the Board of Directors adopted a quarterly dividend program of ten cents per share per quarter. The Board declared the first dividend in the program of ten cents per common share of stock payable May 24, 2002 to shareholders of record as of the close of business on May 3, 2002. The Board may terminate or amend the program at any time.

Note G—Subsequent Event

On October 4, 2000, the Company sold its Decatur plant and accepted a promissory note in the amount of $0.4 million. The terms of the note required 32 monthly payments calculated under a ten-year amortization with a 10% interest rate and a final balloon payment due October 1, 2003. On April 5, 2002, the Company accepted early payment of the promissory note enabling the Company to recognize a gain of $0.3 million on the sale of the facility in the fourth quarter of fiscal 2002.

On April 24, 2002, the Company acquired a modern textile facility located in Fayette, Alabama for approximately $2.6 million. The Company expects to spend up to $1.0 million in additional capital expenditures to bring the facility into production. The facility will be used to knit, dye, finish and cut fabric to be assembled into garments in the Company’s sewing facilities located in Honduras and Mexico. The Company expects the plant to initially increase the Company’s textile production by approximately 25%. Production is expected to begin at the Fayette Plant in the fourth quarter of fiscal year 2002.

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

RESULTS OF OPERATIONS

Net sales for the third quarter of fiscal year 2002 were $32.9 million, an increase of $4.9 million, or 17.5%, from net sales of $28.0 million for the third quarter of the prior year. The increase in net sales was the result of increased unit sales (up 19.3%, accounting for $5.4 million), partially offset by lower average unit prices (down 1.5%, accounting for $0.5 million). The increase in net sales was driven by increased catalog sales. The drop in retail demand negatively impacted the Company’s private label volume for the quarter, although the rate of incoming private label orders improved from the prior quarter. Net sales for the first nine months of fiscal year 2002 were $88.2 million, an increase of $3.3 million, or 3.8%, from net sales of $85.0 million for the first nine months of the prior year. The increase in net sales was the result of increased unit sales (up 11.1%, accounting for $9.5 million), partially offset by lower average unit prices (down 6.6%, accounting for $6.2 million). Lower average prices were the result of price decreases in certain basic styles, changes in the product mix and lower shipments in the private label segment.

Gross profit as a percentage of net sales decreased to 19.0% for the third quarter of fiscal year 2002 from 20.7% for the third quarter of the prior year. The decreased gross profit percentage from the third quarter of the prior year was primarily the result of lower average selling prices and higher raw material costs flowing through cost of sales. The improved gross profit percentage from the second quarter of fiscal year 2002 (which was 15.4%) is the result of manufacturing efficiencies, primarily in the Honduran sewing facilities. For the first nine months of fiscal year 2002, gross profit as a percentage of net sales decreased to 14.7% from 20.9% for the first nine months of the prior year. The decreased gross profit percentage for the first nine months of fiscal year 2002 was primarily the result of lower average selling prices, higher raw material costs flowing through cost of sales and reduced production schedules. During the period, the Company also expensed additional costs associated with the build in production in the Mexican sewing facility. These increased costs were offset slightly by cost reduction programs and the elimination of duty on products sewn in the Caribbean basin.

Selling, general and administrative expenses (including the provision for bad debts) for the third quarter of fiscal year 2002 were $3.1 million, or 9.4% of net sales, an increase of $0.3 million from $2.7 million, or 9.8% of net sales, in the third quarter of the prior year. The increase is mainly the result of an increase of $0.2 million in distribution expense related to the West Coast Distribution Center. In addition, commission expense increased due to the increased sales in the third quarter of fiscal year 2002. Selling, general and administrative expenses (including the provision for bad debts) for the first nine months of fiscal year 2002 were $8.4 million, or 9.5% of net sales, an increase of $0.2 million from $8.2 million, or 9.6% of net sales, in the first nine months of the prior year. The increase is mainly the result of a $0.7 million increase in distribution expense related to the West Coast Distribution Center, offset by a decrease of $0.6 million in bad debt expense, due to the Chapter 11 filing of a customer in the second quarter of fiscal year 2001.

Other income for the first nine months of fiscal year 2002 was $0.1 million, an increase of $0.1 million from the first nine months of the prior year. The increase primarily relates to the Company’s gain on the sale of its building in Washington, Georgia in November 2001.

Operating income for the third quarter of fiscal year 2002 was $3.1 million, an increase of $0.1 million, or 3.1%, from $3.0 million for the third quarter of the prior year. Operating income for the first nine months of fiscal year 2002 was $4.7 million, a decrease of $4.9 million, or 51.2%, from $9.6 million for the first nine months of the prior year. The lower operating income for the first nine months of fiscal 2002 was the result of the decreased gross profits described above.

Net interest expense for the third quarter of fiscal year 2002 was $0.2 million, a decrease of $0.2 million, or 59.3%, from $0.4 million for the third quarter of the prior year. Net interest expense for the first nine months of fiscal year 2002 was $0.5 million, a decrease of $0.4 million, or 44.4%, from $0.9 million for the first nine months of the prior year. The reduction in interest expense for the quarter and nine months ending March 30, 2002 resulted from a decrease in average debt outstanding and a reduction in the average interest rates.

The effective tax rate for the third quarter of fiscal year 2002 was 37.1% compared to 18.0% for the third quarter of the prior year and 9.0% for the fiscal year ended June 30, 2001. The low tax rate for the year ended June 30, 2001 was the result of the utilization of federal and state net operating loss carryforwards and valuation allowance adjustments. The Company expects its annualized effective tax rate to more closely approximate statutory rates for fiscal year 2002.

Net income for the third quarter of fiscal year 2002 was $1.9 million, a decrease of $0.3 million, or 14.0%, from net income of $2.2 million for the third quarter of the prior year. Net income for the first nine months of fiscal year 2002 was $2.6 million, a decrease of $4.5 million, or 63.1%, from net income of $7.1 million for the first nine months of the prior year. The decrease in net income was due to the factors described above.

Inventories at March 30, 2002 totaled $39.4 million compared to $41.6 million at June 30, 2001. The decrease in inventory is primarily the result of higher than expected sales in the third quarter and the reduced production schedules at the Company’s manufacturing facilities in the first half of the fiscal year. The Company believes that its inventory levels are satisfactory to meet its projected sales for the fourth quarter of the fiscal year.

Capital expenditures in the third quarter of fiscal year 2002 were $0.7 million compared to $0.8 million in the third quarter of the prior year. Capital expenditures in the first nine months of fiscal year 2002 were $1.8 million compared to $1.9 million in the first nine months of the prior year. In the prior year, capital expenditures primarily related to the Company’s expansion into Mexico. During the current year, capital expenditures relate primarily to improvements made to the Company’s existing facilities. On April 24, 2002, the Company acquired a modern textile facility located in Fayette, Alabama for approximately $2.6 million. The Company expects to spend up to $1.0 million in additional capital expenditures to bring the facility into production. The facility will be used to knit, dye, finish and cut fabric to be assembled into garments in the Company’s sewing facilities located in Honduras and Mexico. The Company expects the plant to initially increase the Company’s textile production by approximately 25%. Production is expected to begin at the Fayette Plant in the fourth quarter of fiscal year 2002. There can be no assurance that the Company will be able to successfully integrate the use of these assets in its business.

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

Delta Apparel’s operating activities provided cash of $17.5 million in the first nine months of fiscal year 2002 and used cash of $7.5 million in the first nine months of the prior year. The cash provided in the first nine months of fiscal year 2002 was primarily the result of net income and a reduction in accounts receivable and inventory. The cash used in the first nine months of the prior year was primarily the result of an increase in inventory, offset by net income and a reduction in receivables.

At March 30, 2002, the Company had $1.8 million outstanding under the revolving credit facility at an average interest rate of 3.79%. The interest rate at March 30, 2002 on the term loan was 3.85%.

Delta Apparel believes that its $25 million revolving credit facility should be sufficient to satisfy its foreseeable working capital needs, and that the cash flow generated by its operations and funds available under its revolving credit line should be sufficient to service its debt payment requirements, to satisfy its day-to-day working capital needs, to fund its planned capital expenditures and to fund the payment of dividends as described below. Any material deterioration in Delta Apparel’s results of operations, however, may result in Delta Apparel losing its ability to borrow under its revolving credit facility and to issue letters of credit to suppliers or may cause the borrowing availability under that facility to be insufficient for the Company’s needs.

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

On November 19, 2001, the Board of Directors authorized the repurchase by the Company of 350,000 shares of the Delta Apparel common stock at a price not to exceed $22.00 but no less than $19.00 per share, pursuant to a Dutch Tender Offer. The Tender Offer commenced on December 7, 2001, and expired on January 10, 2002. A total of 338,143 shares were validly tendered, not properly withdrawn, and accepted for purchase by the Company at a purchase price of $22 per Share. The Company paid $7.6 million for the shares purchased pursuant to the Dutch Tender Offer.

During the three months ended March 30, 2002, the Company did not purchase any common stock pursuant to its Stock Repurchase Program. Since the inception of the program, the Company has purchased 115,000 shares of its stock under the program for a total cost of $2.1 million. The Company has authorization from the Board of Directors to spend up to $3.0 million for share repurchases under the Stock Repurchase Program. All purchases are made at the discretion of management in accordance with IRS guidelines for share repurchases after a spin-off.

Dividend Program

On April 8, 2002, the Board of Directors adopted a quarterly dividend program of ten cents per share per quarter. The Board declared the first dividend in the program of ten cents per common share of stock payable May 24, 2002 to shareholders of record as of the close of business on May 3, 2002. The Board may terminate or amend the program at any time.

NEW ACCOUNTING STANDARDS

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) 141, Business Combinations, and SFAS 142, Goodwill and Other Intangible Assets. The Company adopted SFAS 141 and 142 in its first quarter of fiscal year 2002. The adoption of SFAS 141 and SFAS 142 had no impact on the Company’s financial statements.

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

Cotton on-call with a fixed price at March 30, 2002 was valued at $8.2 million, and is scheduled for delivery between April 2002 and June 2003. At March 30, 2002, the Company had unpriced contracts for deliveries between July 2002 and June 2003. Based on the prevailing price at March 30, 2002, the value of these unpriced commitments is approximately $1.2 million. Daily price fluctuations are minimal, yet long-term trends in price movement can result in unfavorable pricing of cotton for Delta Apparel. In order to hedge commodity price risk and reduce reliance on fixed contracts, on April 18, 2002 the Company began purchasing cotton options. At March 30, 2002, the Company had not entered into any hedge transactions. At March 30, 2002, a 10% decline in the market price of the cotton covered by Delta Apparel’s fixed price contracts would have had a negative impact of approximately $0.8 million on the value of the contracts. At June 30, 2001, a 10% decline in the market price of the cotton covered by Delta Apparel’s fixed price contracts would have had a negative impact of approximately $1.7 million on the value of such contracts. The 10% decline would have less of an effect at March 30, 2002 than at June 30, 2001 because the Company had less cotton under fixed price contracts at March 30, 2002.

INTEREST RATE SENSITIVITY

Delta Apparel’s credit agreement provides that the interest rate on outstanding amounts owed shall bear interest at variable rates. If the amount of outstanding indebtedness at March 30, 2002 under the revolver and term loan had been the amount outstanding during the entire three months ended March 30, 2002 and the interest rate on this outstanding indebtedness had been increased by 100 basis points, Delta Apparel’s interest expense would have been approximately $20,000, or 12.6%, higher during the quarter. This compares to an increase of $141,000 or 10.5% for the 2001 fiscal year, or an average of $35,250 per quarter, based on the outstanding indebtedness at June 30, 2001. The decrease is due to the amount outstanding under the Company’s revolver and term loan being lower at March 30, 2002 than at June 30, 2001. The actual increase in interest expense resulting from a change in interest rates would depend on the magnitude of the increase in rates and the average principal balance outstanding.

PART II	OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K

(b)  No reports on Form 8-K were filed by the Company during the fiscal quarter ended March 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DELTA APPAREL, INC. (Registrant)

May 1, 2002 Date	By: /s/ Herbert M. Mueller Herbert M. Mueller Vice President, Chief Financial Officer and Treasurer