Form 10-K
period 2002-06-29
DELTA APPAREL INC
filed 2002-08-29
CIK 1101396

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For The Fiscal Year Ended June 29, 2002

OR

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from __________ to ___________

Commission File No. 1-15583

DELTA APPAREL, INC.
(Exact name of registrant as specified in its charter)

Georgia (State or other jurisdiction of incorporation or organization)	58-2508794 (I.R.S. Employer Identification No.)

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

None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒    No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

As of August 12, 2002, there were outstanding 2,019,151 shares of the registrant’s common stock (prior to adjustment to reflect the 2-for-1 stock split effective as of September 20, 2002), par value $0.01, which is the only class of outstanding common or voting stock of the registrant. As of that date, the aggregate market value of the shares of common stock held by nonaffiliates of the registrant (based on the closing price for the common stock on the American Stock Exchange on August 12, 2002) was approximately $35.0 million.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive Proxy Statement to be filed pursuant to Regulation 14A for the 2002 Annual Meeting of Stockholders to be held on November 12, 2002 are incorporated by reference into Part III of this report.

PART I
PART II
PART III
PART IV
SIGNATURES
Index to Consolidated Financial Statements
AMENDMENT TO LOAN AND SECURITY AGMT DATED 8/23/02
CONSENT OF ERNST AND YOUNG LLP
CONSENT OF KPMG LLP
SECTION 906 CERTIFICATION OF THE CEO
SECTION 906 CERTIFICATION OF THE CFO

PART I

ITEM 1. BUSINESS

FORWARD LOOKING STATEMENTS

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

OVERVIEW

Delta Apparel, Inc. (“Delta Apparel” or the “Company) is a vertically integrated manufacturer and marketer of high quality knit apparel. The Company specializes in selling undecorated T-shirts, golf shirts and tank tops directly to screen printers and other retail accounts. In addition, the Company sells its products to distributors and private label accounts.

Delta Apparel is a Georgia corporation with its principal executive offices located at 2750 Premiere Parkway, Suite 100, Duluth, Georgia 30097 (telephone number: 678-775-6900). The Company’s common stock trades on the American Stock Exchange under the symbol “DLA”.

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

PRODUCTS

Delta Apparel markets high quality knit apparel garments that include tee shirts, tanks and activewear tops. The Company’s products are marketed under the Pro Weight, Magnum Weight and Quail Hollow® brand names, as well as under private labels for both retail and branded apparel programs.

DELTA PRO WEIGHT: The Pro Weight line represents a variety of 5.5 oz 100% cotton silhouettes. Short sleeve and long sleeve tees are available for youth and adult in a variety of styles and colors. Specialty items, including Baseball Practice Tees, Ringer Tees and adult tank tops, are also available.

DELTA MAGNUM WEIGHT: The Magnum Weight line also represents a variety of silhouettes in a heavier 6.1oz 100% cotton fabric. The basic strategy of this category is to offer consistent product in a wide range of styles and colors from juvenile through size 5X.

QUAIL HOLLOW®: The Quail Hollow® line includes golf shirts and ladies and junior tees. Ladies and juniors feature a variety of styles developed specifically for misses, plus sizes and young juniors. Golf shirts are provided in cotton jersey styles with fashion trims and solid color ringspun pique.

MARKETING

Delta Apparel’s marketing is performed primarily by employed sales personnel located throughout the country. Delta Apparel also utilizes independent sales representatives. Sales personnel call directly on the retail marketplace, contacting screen printing companies, distributors and mass marketers.

Approximately 70% of Delta Apparel’s fiscal 2002 sales were to screen printers and other direct customers, approximately 19% were to distributors, with the balance to private label accounts. In fiscal year 2002, the Company continued to focus on selling directly to screen printers and other direct customers, thereby increasing its sales to direct customers by over 15%. Generally, sales to screen printers and distributors are driven by the availability of competitive products and price, while sales in the private label business are characterized by slightly higher customer loyalty.

The Company currently services over 1,200 customers. No single customer accounted for more than 10% of Delta Apparel’s sales in fiscal year 2002, 2001 or 2000. Part of Delta Apparel’s strategy is not to become dependent on any single customer.

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

ORDER BACKLOG

Delta Apparel’s order backlog at June 29, 2002 was $9.4 million, a $0.1 million decrease from the $9.5 million order backlog at June 30, 2001. As a growing percentage of the Company’s goods are sold on an immediate shipment basis, Delta Apparel believes that backlog order levels no longer give a general indication of future sales.

MANUFACTURING

As a vertically integrated operation, the Company converts raw fibers into finished apparel utilizing company-owned and leased facilities. When demand exceeds production capacity or when it is cost effective to do so, the Company uses outside contractors and general suppliers for textile and sewing production.

Delta Apparel spins the majority of its yarn at its modern facility in Edgefield, South Carolina. During fiscal year 2002, the Company knit, dyed, finished and cut almost all of its fabric in a company-owned plant in Maiden, North Carolina. In April 2002, the Company purchased an additional textile facility in Fayette, Alabama. This facility is expected to add an additional 25% to 35% to textile production capacity for the Company during fiscal year 2003. Delta Apparel currently sews most of its garments in two leased facilities in San Pedro Sula, Honduras and one leased facility in Campeche, Mexico. At the 2002, 2001 and 2000 fiscal year ends, Delta Apparel’s long-lived assets in Honduras and Mexico collectively comprised 7.7%, 7.6%, and 4.9%, respectively, of Delta Apparel’s total net property, plant and equipment. Approximately 22% of Delta Apparel’s fiscal 2002 sewing requirements were satisfied by outside contractors located in the Caribbean basin. During fiscal 2003, the Company expects the Mexican sewing facility to utilize the increased production from the Fayette facility. Outside sewing contractors will provide approximately 15% to 25% of the Company’s total sewing needs for fiscal 2003. Delta Apparel has distribution centers located in Knoxville, Tennessee and Buena Park, California. During fiscal 2003, the Company expects to open an additional distribution center in the Southeast to expand its 24 to 48 hour delivery capability to a new group of customers.

RAW MATERIALS

Delta Apparel’s principal raw material is cotton, which is acquired from several suppliers. Delta Apparel’s average price per pound of cotton purchased and consumed (including freight and carrying cost) was $.581, $.539, and $.601 in fiscal years 2002, 2001 and 2000, respectively. In fiscal 2003 Delta Apparel expects to use over 41 million pounds of cotton in its manufacture of yarn. Delta Apparel has contracted to purchase 100% and fixed the price on approximately 90% of its expected cotton requirements for fiscal 2003. The percentage of its cotton requirements that Delta Apparel fixes each year varies depending upon its forecast of future cotton prices. Current cotton market prices are at relatively low levels. Delta Apparel believes that recent cotton prices have enabled it to contract for cotton at prices that will permit it to be competitive with other companies in the United States apparel industry when the cotton purchased for future use is put into production. To the extent that cotton prices decrease before Delta Apparel uses these future purchases or to the extent that cotton prices increase and Delta Apparel has not provided for its requirements with fixed price contracts, the Company could be materially and adversely affected, as there can be no assurance that it would be able to pass along its own relatively higher costs to its customers.

BUSINESS STRATEGY

Delta Apparel’s mission is to grow sales and increase earnings by providing its customers with the best value with respect to the products it manufactures. Set forth below are key components of the Company’s current business strategy to pursue this objective:

MAINTAIN LOW-COST VERTICALLY-INTEGRATED MANUFACTURING OPERATIONS. The Company is a vertically integrated manufacturer that spins, knits, bleaches, dyes, finishes, cuts and sews its products at its manufacturing facilities. The Company believes this reduces costs, allows for efficient production and provides for consistent, high quality products. Delta Apparel continues to use its automated textile manufacturing facilities in the United States, but has moved all its sewing operations offshore to take advantage of the favorable wage differentials. In April 2002, the Company purchased an additional textile facility in Fayette, Alabama. This facility is expected to add an additional 25% to 35% to textile production capacity for the Company during fiscal year 2003. During fiscal 2003, the Company expects that the Mexican sewing facility will utilize the increased production from the Fayette facility.

PROVIDE EXCELLENT CUSTOMER SERVICE. The Company believes that providing excellent customer service with respect to rapid and accurate delivery, customer inventory needs and order monitoring is essential. In June 2001, the Company opened its West Coast Sales and Distribution Center in order to provide better service to its West Coast customers. Delta Apparel can now cost-effectively offer delivery of its products to approximately 90% of the continental United States population in one to two days under normal conditions. During fiscal 2003, the Company expects to open an additional distribution center in the Southeast to expand its 24 to 48 hour delivery capability to a new group of customers. Delta Apparel also offers a customer-friendly Internet site. The site provides real-time information in an easy to use format so customers will have the information they need to run their business more efficiently. Customers can now track the status of their order, receive emails confirming the shipment of their order and check the availability of inventory prior to placing an order. The Company believes that its knowledgeable phone-based customer service representatives, along with the Internet site, make its total customer service offering among the most advanced and convenient in the industry.

BALANCE THE CUSTOMER AND PRODUCT MIX. The Company believes that a balanced mix of customers and products is essential to its success. Although distributors are important to the business as they typically place larger orders and maintain higher inventory levels, margins are typically 4 to 10 percentage points higher on direct and private label sales. During the recent fiscal year, the Company continued to focus its sales efforts on direct customers, increasing the sales to direct customers from 54% of its total sales in fiscal 2001 to 70% in fiscal 2002. In addition, Delta Apparel is focusing on shifting the product mix to higher margin items. This includes manufacturing more colored products and expanding the product line into more specialized T-shirts. During fiscal year 2001, the Company significantly increased its sales of colored products from 46% of catalog sales in fiscal 2000 to 57% in fiscal 2001 and continued to increase its sales of colored products to 58% of catalog sales in fiscal 2002.

FOCUS ON INVENTORY AND ACCOUNTS RECEIVABLE. Delta Apparel continues to focus on the management of inventory and accounts receivable in order to minimize its overall risk and capital investment. During fiscal year 2002, the Company continued to shorten its average payment terms to customers and to improve its aging of receivables, thereby reducing its days sales outstanding. The Company will continue to focus on its inventory requirements and may begin increasing current inventory levels in order to support the growing business.

COMPETITION

Delta Apparel competes with many United States and Canadian branded and private label manufacturers of knit apparel, some of which are larger in size and have greater financial resources than Delta Apparel. Competition in the activewear apparel industry is generally based upon price, service, delivery time, quality and flexibility, with the relative importance of each factor depending upon the needs of particular customers and the specific product offering. Delta Apparel’s strategy is to provide the best value to its customers. Favorable competitive aspects of Delta Apparel’s business are the relatively high quality of its products, its state of the art information systems and its flexibility and process control, which leads to product consistency. Delta Apparel’s primary relative competitive disadvantage is that its brand names are not as well known as the brand names of its largest competitors, such as Gildan®, Hanes® and Russell®.

EMPLOYEES

At June 29, 2002, the Company, including its offshore subsidiaries, had approximately 3,100 full time employees. Delta Apparel’s employees are not represented by unions and the Company believes that its relations with its employees are good.

ENVIRONMENTAL AND REGULATORY MATTERS

Delta Apparel is subject to various federal, state and local environmental laws and regulations concerning, among other things, wastewater discharges, storm water flows, air emissions and solid waste disposal. Delta Apparel’s plants generate very small quantities of hazardous waste, which are either recycled or disposed of off-site. Most of its plants are required to possess one or more discharge permits.

On May 27, 2002, the Company received a renewal of its National Pollution Discharge Elimination System (“NPDES”) permit from the North Carolina Department of Environment and Natural Resources, Division of Water Quality (the “DWQ”) for its Maiden, North Carolina textile plant. Among other things, the new permit requires the Company to reduce its effluent (waste discharge) color to specified color concentration limits. The color concentration limits are gradually lowered over time (one limit for the first 12 months, and a lower limit in the next 12 months, and a lower limit thereafter). The Company believes that the DWQ exceeded its authority and jurisdiction and acted arbitrarily in imposing this requirement on the Company under the new permit and on July 23, 2002 filed an appeal with the Office of Administrative Hearings of Catawba County, North Carolina. The Company expects that the appeal will be heard before an administrative law judge (an “ALJ”) no earlier than November 2002. Although the decision of the ALJ is not binding on the DWQ or the Company, the Company can further appeal an unfavorable decision to the DWQ decision-maker, and if necessary, to the North Carolina Superior Court.

There can be no assurance that the Company’s appeal will result in a change in the conditions imposed by the new permit. The Company does not currently have an estimate of the amount of additional annual expenses, if any, that the Company may incur in the future in order to comply with the new permit, and there can be no assurance that the cost of compliance will not be material to the financial condition of the Company.

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

In mid-May 2000, Delta Apparel entered into a credit agreement with a lending institution, under which the lender provided Delta Apparel with a $10 million term loan and a 3-year $25 million revolving credit facility. The Company’s ability to borrow under its revolving credit facility is based upon, and thereby limited by, the amounts of its accounts receivable and inventory. Any material deterioration in Delta Apparel’s financial results could reduce the Company’s borrowing base, which could cause the Company to lose its ability to borrow additional amounts under its revolving credit facility or to issue additional letters of credit to suppliers. In such a circumstance, the borrowing availability under Delta Apparel’s credit facility may not be sufficient for the Company’s capital needs.

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

As of August 12, 2002, Delta Apparel had outstanding 2,019,151 shares of common stock (prior to adjustment to reflect the 2-for-1 stock split effective as of September 20, 2002). The Company believes that approximately 81.1% of this stock is beneficially owned by persons who beneficially own more than 5% of the outstanding shares of Delta Apparel common stock and related individuals, and that of this, approximately 45.5% of the outstanding stock is beneficially owned by institutional investors who own more than 5% of the outstanding shares. Sales of substantial amounts of Delta Apparel common stock in the public market by any of these large holders could adversely affect the market price of the common stock.

PRINCIPAL STOCKHOLDERS EXERT SUBSTANTIAL INFLUENCE. As of August 12, 2002, two members of Delta Apparel’s board of directors and related individuals had the voting power of approximately 29.3% of the outstanding shares of Delta Apparel common stock. These individuals will exert substantial influence with respect to all matters submitted to a vote of stockholders, including the election of the Delta Apparel directors.

POLITICAL AND ECONOMIC UNCERTAINTY IN HONDURAS AND MEXICO. Delta Apparel has two company-operated sewing facilities in Honduras and one company-operated sewing facility in Mexico. If the Honduran or Mexican labor markets tighten, it could have some adverse effects on the industries located in the applicable country. In addition, the Company might be adversely affected if economic or legal changes occur that affect the way in which Delta Apparel conducts its business in these countries. For example, a growing economy could lower unemployment which could increase wage rates or make it difficult to retain employees or employ enough people to meet demand. The government could also decide to add additional holidays or change employment law increasing the Company’s costs to produce. Domestic unrest or political instability in either of these countries could also disrupt Delta Apparel’s operations.

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

The North American Free Trade Agreement or “NAFTA” became effective on January 1, 1994 and has created a free-trade zone among Canada, Mexico and the United States. NAFTA contains a rule of origin requirement that products be produced in one of the three countries in order to benefit from the agreement. NAFTA has phased out all trade restrictions and tariffs among the three countries on apparel products competitive with those of Delta Apparel. During fiscal 2001, the Company completed its sewing expansion into Mexico in order to take advantage of the NAFTA benefits. Subsequent repeal or alteration of NAFTA could seriously adversely affect the Company’s results of operations.

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

The World Trade Organization or “WTO”, a multilateral trade organization, was formed in January 1995 and is the successor to the General Agreement on Tariffs and Trade or “GATT”. This multilateral trade organization has set forth mechanisms by which world trade in clothing is being progressively liberalized by phasing-out quotas and reducing duties over a period of time that began in January of 1995. As it implements the WTO mechanisms, the U.S. government is negotiating bilateral trade agreements with developing countries (which are generally exporters of textile and apparel products) that are members of the WTO to get them to reduce their tariffs on imports of textiles and apparel in exchange for reductions by the United States in tariffs on imports of textiles and apparel. The elimination of quotas and the reduction of tariffs under the WTO may result in increased imports of certain apparel products into North America. These factors could make Delta Apparel’s products less competitive against low cost imports from developing countries.

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

On May 27, 2002, the Company received a renewal of its National Pollution Discharge Elimination System (“NPDES”) permit from the North Carolina Department of Environment and Natural Resources, Division of Water Quality (the “DWQ”) for its Maiden, North Carolina textile plant. Among other things, the new permit requires the Company to reduce its effluent (waste discharge) color to specified color concentration limits. The color concentration limits are gradually lowered over time (one limit for the first 12 months, and a lower limit in the next 12 months, and a lower limit thereafter). The Company believes that the DWQ exceeded its authority and jurisdiction and acted arbitrarily in imposing this requirement on the Company under the new permit and on July 23, 2002 filed an appeal with the Office of Administrative Hearings of Catawba County, North Carolina. The Company expects that the appeal will be heard before an administrative law judge (an “ALJ”) no earlier than November 2002. Although the decision of the ALJ is not binding on the DWQ or the Company, the Company can further appeal an unfavorable decision to the DWQ decision-maker, and if necessary, to the North Carolina Superior Court.

There can be no assurance that the Company’s appeal will result in a change in the conditions imposed by the new permit. The Company does not currently have an estimate of the amount of additional annual expenses, if any, that the Company may incur in the future in order to comply with the new permit, and there can be no assurance that the cost of compliance will not be material to the financial condition of the Company.

OUTSIDE PRODUCTION. Delta Apparel has historically relied upon third party suppliers for up to 40% of its sewing production. Approximately 22% of Delta Apparel’s fiscal 2002 sewing requirements were satisfied by outside contractors located in the Caribbean basin, and the Company expects that approximately 15% to 25% of its fiscal 2003 sewing production will be satisfied by outside contractors. Any shortage of supply or significant price increases from the Company’s suppliers could adversely affect Delta Apparel’s results of operations.

HISTORICAL TAX LIABILITIES. Prior to the Spin-off, Delta Apparel was a member of Delta Woodside’s consolidated group for federal income tax purposes. Each member of a consolidated group is jointly and severally liable for the federal income tax liability of the other members of the group. After the Spin-off, Delta Apparel, along with Delta Woodside, will continue to be liable for the Delta Woodside liabilities that were incurred for periods before the Spin-off.

Delta Apparel and Delta Woodside are parties to a tax sharing agreement. This agreement generally seeks to allocate consolidated federal income tax liabilities to Delta Woodside for all periods prior to and including the Spin-off. Under this agreement, all disputes arising under the agreement (other than claims in equity) shall be resolved by arbitration in accordance with the Commercial Arbitration Rules of the American Arbitration Association. If Delta Woodside does not satisfy any of its liabilities respecting any period prior to the Spin-off, Delta Apparel could be responsible for satisfying them, notwithstanding the tax sharing agreement.

TRADEMARKS. Delta Apparel relies on the strength of its trademarks. Approximately 90% of Delta Apparel’s products are currently sold under the DELTA® and QUAIL HOLLOW® brands. The Company has incurred legal costs in the past to establish and protect its trademarks, but this cost has not been significant. Delta Apparel may in the future be required to expend resources to protect these trademarks. The loss or limitation of the exclusive right to use its trademarks could adversely affect the Company’s sales and results of operations.

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

ITEM 2. PROPERTIES

Delta Apparel’s principal administrative, sales, and marketing operations are located in a leased facility in Duluth, Georgia. The lease is for approximately 18,600 square feet and expires in March 2006 and has one option to extend the lease for a five year term. The Company also has a leased sales office in New York City. The lease is for approximately 648 square feet and expires in November 2002. The Company is currently negotiating new office space in New York City for its sales office. The following table provides a description of Delta Apparel’s principal production and warehouse facilities.

		Approximate
		Square	Owned/
Location	Utilization	Footage	Leased

Edgefield Plant, Edgefield, SC	Yarn	296,000	Owned
Maiden Plant, Maiden, NC	Knit/dye/finish/cut	305,000	Owned
Fayette Plant, Fayette, AL	Knit/dye/finish/cut	135,000	Owned
Distribution Center, Knoxville, TN	Distribution	550,000	Owned
Sales and Distribution Center, Buena Park, CA	Sales and Distribution	46,000	Leased (1)
Honduras Plant, San Pedro Sula, Honduras	Sew	70,000	Leased (2)
Honduras Plant, San Pedro Sula, Honduras	Sew	30,000	Leased (2)
Mexico Plant, Campeche, Mexico	Sew	60,000	Leased (3)

(1)	The lease expires in April 2006. Delta Apparel has an option to extend the lease for an additional 5 years.

(2)	The lease of each of these Honduras plants expired in November 2000. Delta Apparel exercised the option to extend the leases for an additional 5 years. The first lease extensions will expire in November 2005. Delta Apparel has an option to extend each lease for an additional 5 years.

(3)	The lease of the Mexico plant expires in May 2011. Delta Apparel has an option to extend the lease for an additional 5 years.

Substantially all of Delta Apparel’s assets are subject to liens in favor of Delta Apparel’s credit agreement lender, including mortgages on the four owned properties listed above.

Various factors affect the relative use by Delta Apparel of its own facilities and outside contractors in the various production phases. The purchase of the Fayette textile facility is expected to increase the Company’s textile capacity by approximately 25% to 35%. The Company expects that with limited capital expenditures it can further increase the capacity of the Fayette facility.

Delta Apparel believes that its equipment and facilities are generally adequate to allow it to remain competitive with its principal competitors.

ITEM 3. LEGAL PROCEEDINGS

On May 27, 2002, the Company received a renewal of its National Pollution Discharge Elimination System (“NPDES”) permit from the North Carolina Department of Environment and Natural Resources, Division of Water Quality (the “DWQ”) for its Maiden, North Carolina textile plant. Among other things, the new permit requires the Company to reduce its effluent (waste discharge) color to specified color concentration limits. The color concentration limits are gradually lowered over time (one limit for the first 12 months, and a lower limit in the next 12 months, and a lower limit thereafter). The Company believes that the DWQ exceeded its authority and jurisdiction and acted arbitrarily in imposing this requirement on the Company under the new permit and on July 23, 2002 filed an appeal with the Office of Administrative Hearings of Catawba County, North Carolina. The Company expects that the appeal will be heard before an administrative law judge (an “ALJ”) no earlier than November 2002. Although the decision of the ALJ is not binding on the DWQ or the Company, the Company can further appeal an unfavorable decision to the DWQ decision-maker, and if necessary, to the North Carolina Superior Court.

There can be no assurance that the Company’s appeal will result in a change in the conditions imposed by the new permit. The Company does not currently have an estimate of the amount of additional annual expenses, if any, that the Company may incur in the future in order to comply with the new permit, and there can be no assurance that the cost of compliance will not be material to the financial condition of the Company.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of the Company’s 2002 fiscal year.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information for Common Stock: The common stock of the Company is listed and traded on the American Stock Exchange under the symbol DLA. The following table sets forth the range of high and low selling prices of Delta Apparel, Inc.’s Common Stock by quarter for the fiscal years ended June 29, 2002 and June 30, 2001.

	Fiscal Year 2002		Fiscal Year 2001

	High	Low	High	Low

First Quarter *	$9.78	$8.48	$5.82	$4.38
Second Quarter *	10.73	8.75	10.07	5.75
Third Quarter *	11.50	10.40	10.13	6.69
Fourth Quarter *	14.00	11.25	9.38	7.65

*	Adjusted to reflect 2-for-1 stock split effective as of September 20, 2002

The common stock was first traded on the Exchange on June 30, 2000 concurrent with the Spin-off. On that date, the high and low sales prices for Delta Apparel’s common stock were $4.63 and $4.38, respectively (adjusted to reflect the 2-for-1 stock split effective as of September 20, 2002). Prior to the Spin-off, Delta Apparel was a wholly-owned subsidiary of Delta Woodside and there was no established public trading market for the Company’s shares.

Holders: At August 12, 2002, there were approximately 1,343 holders of record of common stock.

Dividends: On April 18, 2002, the Company adopted a quarterly dividend program of ten cents per share per quarter (prior to adjustment for the 2-for-1 stock split effective as of September 20, 2002). The Board declared the first dividend in the program of ten cents per common share of stock payable May 24, 2002 to shareholders of record as of the close of business on May 3, 2002. On August 15, 2002, the Board declared its second dividend in the program of ten cents per common share of stock payable September 16, 2002 to shareholders of record as of the close of business on September 3, 2002. The Board may terminate or amend the dividend program at any time. The Company currently expects to continue the quarterly dividend program, with dividends of five cents per share to give effect to the September 20, 2002 stock split.

Subject to the provisions of any outstanding blank check preferred stock, the holders of Delta Apparel common stock are entitled to receive whatever dividends, if any, may be declared from time to time by the Delta Apparel board of directors in its discretion from funds legally available for that purpose. Delta Apparel’s credit agreement permits the payment of cash dividends in an amount up to 25% of cumulative net income (excluding extraordinary or unusual non-cash items), provided that no event of default exists or would result from that payment and after the payment at least $6.0 million remains available to borrow under the revolving credit facility. At June 29, 2002, the total amount permitted for payment of cash dividends under the Company’s credit agreement was $4.8 million.

Any future cash dividend payments will depend upon Delta Apparel’s earnings, financial condition, capital requirements, compliance with loan covenants and other relevant factors.

Stock Split

On August 15, 2002, the Board of Directors approved a 2-for-1 stock split of the Company’s common stock. The stock split will take the form of a 100% stock dividend to each shareholder of record as of September 6, 2002, with a payment date of September 20, 2002. As a result of the stock split, the number of outstanding shares of common stock will increase to approximately 4.0 million from approximately 2.0 million. All references in the financial statements with regard to the number of shares or average number of shares of common stock and related prices, dividends and per share amounts have been restated to reflect the 2-for-1 stock split.

Securities Authorized for Issuance under Equity Compensation Plans

Set forth in the table below is certain information about securities issuable under Delta Apparel’s equity compensation plans as of June 29, 2002.

Number of securities
remaining available
for future issuance
	Number of securities to	Weighted-average exercise	under equity compensation
	be issued upon exercise	price of outstanding	plans (excluding securities
	of outstanding options,	options, warrants and	reflected in column
Plan Category	warrants and rights *	rights *	(a)) *

	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders	307,870	$4.00	959,200

Total	307,870	$4.00	959,200

*	Adjusted to reflect 2-for-1 stock split effective as of September 20, 2002

Under the Stock Option Plan, options may be granted covering up to 1,000,000 shares of common stock. Options are granted by the compensation committee of the Company’s board of directors to key personnel for the purchase of the Company’s stock at prices not less than the fair market value of the shares on the dates of grant. All options granted to date under the Stock Option Plan vest in 25% increments on the first four anniversaries of the grant dates.

Under the Incentive Stock Award Plan, the compensation committee of the Company’s board of directors has the discretion to grant awards for up to an aggregate maximum of 400,000 common shares. The Award Plan authorizes the committee to grant to officers and other key management employees or the middle level management employees of the Company or any of its subsidiaries rights to acquire common shares at a cash purchase price of $0.01 per share. Twenty percent (20%) of each award made to date under the plan vests on each of July 31, 2000, June 30, 2001 and June 29, 2002 if the recipient remains employed by the Company and the remaining forty percent (40%) vests on the date of the Company’s first Form 10-K is filed following the third anniversary, if the recipient remains employed by the Company and certain performance criteria are met.

ITEM 6. SELECTED FINANCIAL DATA

Delta Apparel operated as a stand alone company during the fiscal years ended June 29, 2002 and June 30, 2001. For the fiscal years prior to the fiscal year ended June 30, 2001, the consolidated financial statements of Delta Apparel include the operations and accounts of the Delta Apparel Company division of Delta Woodside, which consisted of operations and accounts included in various subsidiaries of Delta Woodside. From April 1998, they also include the operations and net assets of the Edgefield Yarn Mill, operational control of which was transferred to the Delta Apparel Company division as of that date. The consolidated statement of income data for the years ended June 27, 1998 and July 3, 1999 and the consolidated balance sheet data as of June 27, 1998, July 3, 1999, and July 1, 2000 are derived from, and are qualified by reference to, Delta Apparel’s audited consolidated financial statements not included in this document. The consolidated statement of income data for the years ended July 1, 2000, June 30, 2001, and June 29, 2002, and the consolidated balance sheet data as of June 30, 2001 and June 29, 2002 are derived from, and are qualified by reference to, Delta Apparel’s audited consolidated financial statements included elsewhere in this document. Historical results are not necessarily indicative of results to be expected in the future. The selected financial data should be read in conjunction with the Consolidated Financial Statements and the related notes as indexed on page F-1 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7.

	Fiscal Year Ended

	June 29,	June 30,	July 1,	July 3,	June 27,
	2002	2001	2000	1999	1998

	(In thousands, except share amounts)
Statement of Income Data:
Net sales	$131,601	$120,400	$114,466	$106,779	$107,967
Cost of goods sold	(110,273)	(97,101)	(94,144)	(101,125)	(103,867)
Selling, general and administrative expenses	(11,807)	(11,024)	(8,099)	(13,720)	(13,956)
Impairment charges	—	—	—	(1,415)	(7,459)
Other income (loss)	816	28	(17)	(221)	(505)

Operating income (loss)	10,337	12,303	12,206	(9,702)	(17,820)
Interest expense, net	(677)	(1,339)	(7,417)	(9,578)	(6,379)

Income (loss) before taxes	9,660	10,964	4,789	(19,280)	(24,199)
Income tax expense (benefit)	3,188	987	60	(90)	108

Net income (loss)	$6,472	$9,977	$4,729	$(19,190)	$(24,307)

Net Income Per Common Share *:
Basic	$1.48	$2.08	$1.00	—	—
Diluted	$1.42	$2.02	$1.00	—	—
Dividends declared *	$0.05	—	—	—	—
Balance Sheet Data (at year end):
Working capital (deficit)	$43,773	$46,372	$34,807	$(67,217)	$(56,756)
Total assets	88,346	91,323	79,107	84,357	99,950
Total long-term debt	3,667	5,667	7,667	30,517	30,756
Stockholders’ equity/divisional deficit	61,278	63,483	53,802	(66,556)	(47,366)

*	Adjusted to reflect 2-for-1 stock split effective as of September 20, 2002

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Quarterly Financial Data

For information regarding quarterly financial data, reference is made to Note 12 “Quarterly Financial Information (Unaudited)” to the consolidated financial statements.

Fiscal Year 2002 versus Fiscal Year 2001

Net sales for fiscal year 2002 were $131.6 million, an increase of $11.2 million, or 9.3%, from net sales of $120.4 million in fiscal year 2001. Higher fiscal year 2002 net sales were the result of increased unit sales (up 16.9%, accounting for $20.3 million) offset by lower average unit prices (down 6.5%, accounting for $9.1 million). The lower average unit prices were mainly due to decreased sales to private label customers, resulting from a drop in retail demand. The Company believes its additional production capacity will be able to support planned sales growth for fiscal year 2003. There can, however, be no assurance that the Company will achieve this expected sales growth.

Gross profit as a percentage of net sales decreased to 16.2% in fiscal year 2002 from 19.4% in fiscal year 2001 primarily as a result of the decrease in average selling prices and higher average cotton costs throughout the year. The gross profit for the year ended June 29, 2002 includes an expense of $0.4 million related to the training and start-up of the Fayette textile facility. The gross profit for the year ended June 30, 2001 includes an expense of $0.2 million related to the closing of the Company’s Washington, Georgia sewing facility and $1.1 million related to the start-up of the Mexican sewing facility. Assuming no material deterioration in pricing, the Company expects improvement in its gross profit during fiscal year 2003 due to expected improvements in cotton pricing and manufacturing efficiencies.

Selling, general and administrative expenses for fiscal year 2002 were $11.8 million, or 9.0% of net sales, an increase of $0.8 million from $11.0 million, or 9.2% of net sales, in fiscal year 2001. The increase was primarily driven by an increase of $0.6 million in distribution costs, an increase of $0.6 million in selling expenses, an increase of $0.1 million in administrative costs, and a decrease of $0.6 million in bad debt expense. The increase in distribution expenses mainly relates to the West Coast Sales and Distribution Center, which was opened in the fourth fiscal quarter of 2001. The increase in selling costs is primarily due to higher commission expense resulting from the increase in sales during the fiscal year. The increase in administrative costs is due to the expenses related to the Incentive Stock Program, offset by the absence of the proxy fight expenses incurred during fiscal year 2001. During fiscal year 2001, the Company incurred higher bad debt expenses than in either fiscal year 2002 or 2000 due to the Chapter 11 filing of a single customer. The decrease in bad debt expense from fiscal year 2001 is the result of not incurring this expense during fiscal year 2002. Delta Apparel expects its selling, general and administrative expenses to be approximately 9.0% of sales in fiscal year 2003.

Other income for fiscal year 2002 was $0.8 million, an increase of $0.8 million from fiscal year 2001. During the year, the Company sold its facility located in Washington, Georgia, resulting in a gain of $0.2 million. The Company also received the final payment on an installment sale of a previously idle manufacturing facility, resulting in a gain of $0.3 million. In April 2002 the Company purchased cotton options. Increases in the fair market value of the cotton options were marked to market in the fourth fiscal quarter, resulting in a gain of $0.3 million.

Operating income for fiscal year 2002 was $10.3 million, a decrease of $2.0 million, or 16.0%, from $12.3 million in fiscal year 2001. The decrease is the result of the decreased gross profit and increased selling, general and administrative expenses, partially offset by the increase in other income.

Net interest expense for fiscal year 2002 was $0.7 million, a decrease of $0.7 million, or 49.4%, from $1.3 million in fiscal year 2001. The reduction in interest resulted from a decrease in average borrowings and a decrease in interest rates during the fiscal year.

The effective tax rate for the year ended June 29, 2002 was 33.0% compared to 9.0% for the year ended June 30, 2001. In fiscal year 2002, the Company reversed the valuation allowance against its state net operating loss carryforwards, resulting in the effective tax rate of 33.0%. Based upon its assessment of current results and future outlooks, the Company believes these state net operating losses will be used in the upcoming years. The low tax rate in fiscal 2001 was the result of the utilization of federal and state net operating loss carryforwards and valuation allowance adjustments.

Net income for fiscal year 2002 was $6.5 million, a decrease of $3.5 million, or 35.1%, from net income of $10.0 million for fiscal year 2001, due to the factors described above.

Inventories at June 29, 2002 totaled $35.5 million compared to $41.6 million at June 30, 2001. The decrease in inventory is related to a decrease of $6.1 million in finished goods, an increase of $2.0 million in raw materials and a decrease of $2.0 million in work in process. The decrease in finished goods inventory is the result of the increased sales in the fourth quarter over the prior year. During the fiscal year, the Company purchased additional cotton in order to take advantage of the lower cotton prices. This resulted in an increase in raw materials at June 29, 2002. The Company expects to increase finished goods inventory from its current level in order to support the expected growth in sales in fiscal year 2003.

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

Gross profit as a percentage of net sales increased to 19.4% in fiscal year 2001 from 17.8% in fiscal year 2000 primarily as a result of increased sales of higher margin products. The gross profit for the year ended June 30, 2001 includes an expense of $0.2 million related to the closing of the Washington, Georgia sewing facility. In addition, the Company expensed $1.1 million related to the start-up of the Mexican sewing facility during fiscal year 2001 compared with $0.01 million during fiscal year 2000.

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

Operating income for fiscal year 2001 was $12.3 million, an increase of $0.1 million, or 0.8%, from $12.2 million in fiscal year 2000. The increase is the result of the increased gross profit partially offset by increased selling, general and administrative expenses.

Net interest expense for fiscal year 2001 was $1.3 million, a decrease of $6.1 million, or 81.9%, from $7.4 million in fiscal year 2000. This decrease was primarily a result of the contribution to equity by Delta Woodside of intercompany debt in the fourth quarter of fiscal year 2000 pursuant to the distribution agreement related to the Spin-off of the Company by Delta Woodside.

The effective tax rate for the year ended June 30, 2001 was 9.0% compared to 1.3% for the year ended July 1, 2000. The low tax rates were the result of the utilization of federal and state net operating loss carryforwards and valuation allowance adjustments.

Net income for fiscal year 2001 was $10.0 million, an increase of $5.2 million, or 111.0%, from net income of $4.7 million for fiscal year 2000, due to the factors described above.

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

Capital expenditures in fiscal year 2001 were $3.2 million as compared to $2.1 million in fiscal year 2000. During fiscal year 2001, the Company increased its sewing capacity by expanding into Mexico and opened a sales and distribution facility on the West Coast. During the fiscal year, the Company committed $0.4 million of capital expenditures related to the sewing expansion in Mexico and $0.4 million for the distribution facility in California. Additional capital expenditures were also made to increase textile capacity and lower costs. Investments were also made related to the Company’s new Internet site which integrates customer service, inventory and shipping and offers our customers the ability to check the status of their orders, view inventory availability and place new orders.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary cash needs are for working capital and capital expenditures. In addition, the Company uses cash to fund its share repurchases under its Stock Repurchase Program and, in fiscal 2002, its Dutch Tender Offer. During fiscal year 2002, the Company financed its working capital and capital expenditure requirements through its operating profits. The Company also has a credit agreement to finance its cash needs. The credit agreement provides Delta Apparel with a 5-year $10 million term loan and a 3-year $25 million revolving credit facility. All loans under the credit agreement bear interest at rates based on an adjusted LIBOR rate plus an applicable margin or the bank’s prime rate plus an applicable margin. Delta Apparel granted the lender a first mortgage lien on or security interest in substantially all of its assets. Delta Apparel has the option to increase the revolving credit facility from $25 million to $30 million, provided that no event of default exists under the facility.

On October 17, 2001, the credit agreement was amended to increase from $3.0 million to $11.0 million the aggregate amount permitted for share repurchases.

On August 23, 2002, the Company amended its credit agreement to extend the due date of the revolver loan from May 1, 2003 to May 1, 2005. In addition, the amendment increases from $11.0 million to $23.0 million the aggregate amount permitted for share repurchases. The Company expects to continue to repurchase shares of its common stock under its Stock Repurchase Program during fiscal year 2003. In addition, the Company wanted to have adequate allowance for share repurchases if it decides to repurchase its common stock pursuant to a Dutch Tender Offer in the future. There can be, however, no assurance that the Company will repurchase shares of common stock under either its Stock Repurchase Program or under a Dutch Tender Offer.

Delta Apparel’s operating activities provided $26.5 million of cash in fiscal year 2002, resulted in the use of $0.9 million of cash in fiscal year 2001 and provided $16.5 million of cash in fiscal year 2000. The cash provided in fiscal year 2002 was primarily due to net income plus depreciation, a decrease of $6.1 million in inventory and an increase of $4.4 million in accounts payable and an increase of $1.0 million in accrued expenses. The cash used in fiscal year 2001 was primarily due to an increase of $13.4 million in inventory and a decrease of $1.8 million in payables, offset by net income plus depreciation. The cash provided in fiscal year 2000 was primarily due to net income plus depreciation, a reduction in accounts receivable and an increase in accrued expenses and was after the charge of $7.2 million of interest due to Delta Woodside on affiliated debt in fiscal year 2000.

Capital expenditures were $5.3 million in the year ended June 29, 2002 and $3.2 million in the year ended June 30, 2001. In April 2002, the Company purchased a textile facility located in Fayette, Alabama, resulting in $2.7 million of capital expenses. Additional capital expenditures were made to increase capacity and lower costs in its existing textile facilities. Fiscal year 2001 capital expenditures were primarily related to increasing capacity and lowering costs in the textile facilities. In addition, capital expenditures were made in fiscal year 2001 related to the Company’s expansion into Mexico and the opening of its West Coast Sales and Distribution facility.

Based upon projections for normal operating purposes, the Company may borrow funds during fiscal 2003. At June 29, 2002, the Company had no borrowings outstanding on its revolving credit facility. The interest rate at June 29, 2002 on the term loan was 3.84%.

Based on its expectations, Delta Apparel believes that its $25 million revolving credit facility should be sufficient to satisfy its foreseeable working capital needs, and that the cash flow generated by its operations and funds available under its revolving credit line should be sufficient to service its debt payment requirements, to satisfy its day-to-day working capital needs, to fund its planned capital expenditures and to pay dividends under its dividend program. Any material deterioration in Delta Apparel’s results of operations, however, may result in the Company losing its ability to borrow under its revolving credit facility and to issue letters of credit to suppliers or may cause the borrowing availability under that facility to be insufficient for the Company’s needs.

Dividends and Purchases by Delta Apparel of its Own Shares

Delta Apparel’s ability to pay cash dividends or purchase its own shares will largely be dependent on its earnings, financial condition, capital requirements, compliance with loan covenants and other relevant factors. Delta Apparel’s credit agreement permits the payment of cash dividends in an amount up to 25% of cumulative net income (excluding extraordinary or unusual non-cash items), provided that no event of default exists or would result from that payment and after the payment at least $6.0 million remains available under the revolving credit facility. At June 29, 2002, the total amount permitted for payment of cash dividends under the Company’s credit agreement was $4.8 million. Purchases by Delta Apparel of its own stock are permitted provided that no event of default exists or would result from that action and after the purchase at least $3.0 million remains available to borrow under the revolving credit facility. On October 17, 2001, the credit agreement was amended to increase from $3.0 million to $11.0 million the aggregate amount permitted for share repurchases. On August 23, 2002, the credit agreement was again amended to increase from $11.0 million to $23.0 million the aggregate amount permitted for share repurchases.

On November 19, 2001, the Board of Directors authorized the repurchase by the Company of 350,000 shares (prior to adjustment to reflect the 2-for-1 stock split effective as of September 20, 2002) of the Delta Apparel common stock at a price not to exceed $22.00 but no less than $19.00 per share, pursuant to a Dutch Tender Offer. The Tender Offer commenced on December 7, 2001, and expired on January 10, 2002. A total of 338,143 shares were validly tendered, not properly withdrawn, and accepted for purchase by the Company at a purchase price of $22.00 per share. The Company paid $7.6 million for the shares purchased, including expenses, pursuant to the Dutch Tender Offer.

During the fiscal year ended June 29, 2002, the Company purchased 80,300 shares (prior to adjustment to reflect the 2-for-1 stock split effective as of September 20, 2002) of Delta Apparel common stock pursuant to its Stock Repurchase Program for an aggregate of $1.5 million. Since the inception of the program, the Company has purchased 115,000 shares of its stock under the program for a total cost of $2.1 million. The Company has authorization from the Board of Directors to spend up to $3.0 million for share repurchases under the Stock Repurchase Program. All purchases were made at the discretion of management in accordance with IRS guidelines for share repurchases after a spin-off.

Dividend Program

On April 18, 2002, the Board of Directors adopted a quarterly dividend program of ten cents per share per quarter (prior to adjustment to reflect the 2-for-1 stock split effective as of September 20, 2002). The Board declared the first dividend in the program of ten cents per share of common stock payable May 24, 2002 to shareholders of record as of the close of business on May 3, 2002. On August 15, 2002, the Board declared its second dividend in the program of ten cents per share of common stock payable September 16, 2002 to shareholders of record as of the close of business on September 3, 2002. The Board may terminate or amend the program at any time. The Company currently expects to continue the quarterly dividend program, with dividends of five cents per share to give effect to the September 20, 2002 stock split.

Stock Split

On August 15, 2002, the Board of Directors approved a 2-for-1 stock split of the Company’s common stock. The stock split will take the form of a 100% stock dividend to each shareholder of record as of September 6, 2002, with a payment date of September 20, 2002. As a result of the stock split, the number of outstanding shares of common stock will increase to approximately 4.0 million from approximately 2.0 million. All references in the financial statements with regard to the number of shares or average number of shares of common stock and related prices, dividends and per share amounts have been restated to reflect the 2-for-1 stock split.

CRITICAL ACCOUNTING POLICIES

Note 1 to the Consolidated Financial Statements in this report includes a summary of the significant accounting policies or methods used in the preparation of the Company’s Consolidated Financial Statements. The following is a brief description of the more significant accounting policies and methods used.

General

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The Company bases its estimates and judgments on historical experience and various other factors it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant estimates and assumptions relate to the adequacy of receivable and inventory reserves, self insurance accruals and the accounting for income taxes.

Allowance for Doubtful Accounts

Management judgments and estimates are made in connection with establishing the allowance for doubtful accounts receivable. Specifically, the Company analyzes the aging of accounts receivable balances, historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in customer payment terms. Significant changes in customer concentration or payment terms, deterioration of customer credit-worthiness or weakening in economic trends could have a significant impact on the collectibility of receivables and the Company’s operating results.

Inventory Write-Downs

Delta Apparel regularly reviews inventory quantities on hand and records a provision for damaged, excess and out of style or otherwise obsolete inventory based primarily on the Company’s estimated forecast of product demand for the next twelve months.

Self Insurance

Delta Apparel’s medical, prescription and dental care benefits are self-insured. The Company’s self-insurance accruals are based on claims filed and estimates of claims incurred but not reported. Estimates of claims incurred but not reported are developed by the Company based upon the historical claims and an estimate of the time it takes for a claim to be reported. If actual claims experience is significantly different from the estimates, it could have a significant impact on the Company’s operating results.

Income Taxes

Delta Apparel uses the liability method of accounting for income taxes, which requires recognition of temporary differences between financial statement and income tax basis of assets and liabilities measured by enacted tax rates. The Company has recorded deferred tax assets for certain operating loss carryforwards and nondeductible accruals. The Company established a valuation allowance in accordance with the provisions of FASB Statement No. 109, Accounting for Income Taxes. The Company continually reviews the adequacy of the valuation allowance and recognizes the benefits of deferred tax assets if reassessment indicates that it is more likely than not that the deferred tax assets will be realized based on earnings forecasts for the Company in the respective tax locations.

RECENT ACCOUNTING STANDARDS

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

Cotton on-call with a fixed price at June 29, 2002 was valued at $15.0 million, and is scheduled for delivery between July 2002 and March 2003. At June 29, 2002, the Company had unpriced contracts for deliveries between January 2003 and December 2003. Based on the prevailing price at June 29, 2002, the value of these commitments are approximately $9.2 million. At June 29, 2002, a 10% decline in the market price of the cotton covered by Delta Apparel’s fixed price contracts would have had a negative impact of approximately $1.5 million on the value of the contracts. At June 30, 2001, cotton on-call with a fixed price was valued at $17.5 million. At June 30, 2001, a 10% decline in the market price of the cotton covered by Delta Apparel’s fixed price contracts would have had a negative impact of approximately $1.7 million on the value of the contracts. The effect of a 10% decline in the market price of cotton on Delta Apparel’s fixed price contracts would have been less at June 29, 2002 than at June 30, 2001 because the value of Delta Apparel’s fixed price cotton on-call contracts was less on June 29, 2002. Daily price fluctuations are minimal, yet long-term trends in price movement could result in unfavorable pricing of cotton for Delta Apparel.

The Company uses derivatives, including cotton option contracts, to manage its exposure to movements in commodity prices. In April 2002, Delta Apparel purchased cotton options. The Company did not designate the options as hedge instruments upon inception. Accordingly, changes in the fair market value were marked to market. On June 29, 2002, the increase in fair market value of the cotton options resulted in a recognized gain of $0.3 million. The Company sold these cotton options subsequent to year end and recorded a $0.1 million loss in July 2002 on the sale of the options. These cotton options resulted in a net gain of $0.2 million for the Company. Delta Apparel does not currently own any other cotton options.

Interest Rate Sensitivity

Delta Apparel’s credit agreement provides that the interest rate on outstanding amounts owed shall bear interest at variable rates. If the amount of outstanding indebtedness at June 29, 2002 under the term loan had been outstanding during the entire year and the interest rate on this outstanding indebtedness were increased by 100 basis points, Delta Apparel’s expense would have been approximately $57,000, or 8.4%, higher for the fiscal year. The actual increase in interest expense resulting from a change in interest rates would depend on the magnitude of the increase in rates and the average principal balance outstanding.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of Delta Apparel, Inc. and subsidiaries for each of the fiscal years in the three-year period ended June 29, 2002, together with Independent Auditors’ Reports thereon, are included in this report commencing on page F-1 and are listed under Part IV, Item 14 in this report.

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

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES & REPORTS ON FORM 8-K

(a)(1) and (2) Financial Statements and Financial Statement Schedules

•	Independent Auditors’ Reports.

•	Consolidated Balance Sheets as of June 29, 2002 and June 30, 2001.

•	Consolidated Statements of Income for the years ended June 29, 2002, June 30, 2001 and July 1, 2000.

•	Consolidated Statements of Stockholders’ Equity/Divisional Deficit for the years ended June 29, 2002, June 30, 2001 and July 1, 2000.

•	Consolidated Statements of Cash Flows for the years ended June 29, 2002, June 30, 2001 and July 1, 2000.

•	Notes to Consolidated Financial Statements.

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

     3.2.1   Bylaws of the Company: Incorporated by reference to Exhibit 3.2.1 to the Company’s Form 10.

     3.2.2   Amendment to Bylaws of the Company adopted January 20, 2000: Incorporated by reference to Exhibit 3.2.2 to the Company’s Form 10.

     3.2.3   Amendment to Bylaws of the Company adopted February 17, 2000: Incorporated by reference to Exhibit 3.2.3 to the Company’s Form 10.

     3.2.4   Amendment to Bylaws of the Company adopted June 6, 2000: Incorporated by reference to Exhibit 3.2.4 to the Company’s Form 10.

     4.1.   See Exhibits 3.1, 3.2.1, 3.2.2, 3.2.3, 3.2.4, 10.8.1, 10.8.2, 10.8.3, 10.8.4, 10.8.5, 10.8.6 and 10.8.7.

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

     10.2.2   Amendment to Tax Sharing Agreement dated August 6, 2001 by and amount Delta Woodside Industries, Inc., Duck Head Apparel Company, Inc. and the Company: Incorporated by reference to Exhibit 10.2.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001.

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

     10.8.6   Amendment No. 1 to Loan and Security Agreement dated October 17, 2001 by and between Delta Apparel, Inc. and Congress Financial Corporation (Southern) (excluding exhibits and schedules): Incorporated by reference to Exhibit 10.8.6 to Quarterly Report on Form 10-Q for fiscal quarter ended December 29, 2001.

     10.8.7   Amendment No. 2 to Loan and Security Agreement dated August 23, 2002 by and between Delta Apparel, Inc. and Congress Financial Corporation (Southern) (excluding exhibits and schedules)

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

     23.1   Consent of Ernst & Young LLP, independent auditors.

     23.2   Consent of KPMG LLP, independent auditors.

     99.1   Certificate Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by Robert W. Humphreys, President and Chief Executive Officer.

     99.2   Certificate Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by Herbert M. Mueller, Vice President and Chief Financial Officer.

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

(b)  Reports on Form 8-K

     The Company did not file any report on Form 8-K during the fiscal quarter ended June 29, 2002. On August 16, 2002, the Company filed a Current Report on Form 8-K reporting the declaration of a 2-for-1 Stock Split.

(c)  Exhibits

     See Item 14(a) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DELTA APPAREL, INC. (Registrant)

August 29, 2002	By: /s/ Herbert M. Mueller

Date	Herbert M. Mueller Vice President, Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and as of the dates indicated.

/s/ David S. Fraser	8-26-02	/s/ Max Lennon	8-28-02

David S. Fraser	Date	Max Lennon	Date
Director		Director

/s/ William F. Garrett	8-26-02	/s/ E. Erwin Maddrey, II	8-26-02

William F. Garrett	Date	E. Erwin Maddrey, II	Date
Director		Director

/s/ C. C. Guy	8-28-02	/s/ Buck A. Mickel	8-26-02

C. C. Guy	Date	Buck A. Mickel	Date
Director		Director

/s/ Robert W. Humphreys	8-27-02	/s/ Herbert M. Mueller	8-29-02

Robert W. Humphreys	Date	Herbert M. Mueller	Date
President, Chief Executive Officer and Director		Vice President, Chief Financial Officer & Treasurer (principal financial officer and principal accounting officer)

/s/ James F. Kane	8-26-02

James F. Kane	Date
Director

Delta Apparel, Inc and Subsidiaries

Report of Independent Auditors

The Board of Directors,
Delta Apparel, Inc.

We have audited the accompanying consolidated balance sheets of Delta Apparel, Inc. and subsidiaries (the “Company”) as of June 29, 2002 and June 30, 2001, and the related consolidated statements of income, stockholders’ equity and cash flows for the two years then ended. Our audits also included the financial statement schedule listed in the index of Item 14 (a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of June 29, 2002 and June 30, 2001, and the consolidated results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States. Also in our opinion, the related financial statement schedule for the years ended June 29, 2002 and June 30, 2001, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

ERNST & YOUNG LLP

Atlanta, Georgia
August 2, 2002, except as to Note 13, as to which the date is August 15, 2002

Independent Auditors’ Report

The Board of Directors
Delta Apparel, Inc.:

We have audited the accompanying consolidated statements of income, stockholders’ equity/divisional deficit and cash flows of Delta Apparel, Inc. and subsidiaries for the year ended July 1, 2000. In connection with our audit of the consolidated financial statements, we have also audited the financial statement schedule listed in the index of Item 14(a) for the year ended July 1, 2000. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and the cash flows of Delta Apparel, Inc. and subsidiaries for the year ended July 1, 2000, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule for the year ended July 1, 2000, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

KPMG LLP

Atlanta, Georgia
August 4, 2000

Delta Apparel, Inc. and Subsidiaries
Consolidated Balance Sheets
(Amounts in thousands, except share amounts)

	June 29, 2002	June 30, 2001

Assets
Current assets:
Cash	$4,102	$165
Accounts receivable, less allowances of $1,512 in 2002 and $1,812 in 2001	22,259	21,706
Other receivables	553	336
Inventories	35,483	41,619
Prepaid expenses and other current assets	1,835	1,597
Deferred income taxes	1,119	61
Income taxes receivable	—	1,950

Total current assets	65,351	67,434

Property, plant and equipment, net	22,992	23,750
Other assets	3	139

	$88,346	$91,323

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$9,385	$4,946
Accrued expenses	8,333	7,681
Current portion of long-term debt	2,000	8,435
Income taxes payable	1,860	—

Total current liabilities	21,578	21,062

Long-term debt	3,667	5,667
Deferred income taxes	700	375
Other liabilities	1,123	736

Total liabilities	27,068	27,840

Commitments and contingencies

Stockholders’ equity:
Preferred stock—2,000,000 shares authorized, none issued and outstanding	—	—
Common stock *—par value $.01 a share, 7,500,000 shares authorized, 4,823,486 shares issued, and 4,029,302 and 4,777,646 shares outstanding as of June 29, 2002 and June 30, 2001, respectively	48	48
Additional paid-in capital	53,889	53,889
Retained earnings	15,912	9,947
Treasury stock *—794,184 and 45,840 shares as of June 29, 2002 and June 30, 2001, respectively	(8,571)	(401)

Total stockholders’ equity	61,278	63,483

	$88,346	$91,323

*	Adjusted to reflect 2-for-1 stock split effective as of September 20, 2002

See accompanying notes to consolidated financial statements.

Delta Apparel, Inc. and Subsidiaries
Consolidated Statements of Income
(Amounts in thousands, except share amounts)

	Year Ended

	June 29, 2002	June 30, 2001	July 1, 2000

Net sales	$131,601	$120,400	$114,466
Cost of goods sold	110,273	97,101	94,144

Gross profit	21,328	23,299	20,322

Selling, general and administrative expenses	11,468	10,103	7,830
Provision for bad debts	339	921	269
Other (income) expense	(816)	(28)	17

Operating income	10,337	12,303	12,206

Interest expense:
Intercompany interest expense	—	—	7,237
Interest expense, net	677	1,339	180

	677	1,339	7,417

Income before income taxes	9,660	10,964	4,789

Income tax expense	3,188	987	60

Net income	$6,472	$9,977	$4,729

Earnings per share (2000 Proforma) *
Basic	$1.48	$2.08	$1.00
Diluted	$1.42	$2.02	$1.00

Weighted average number of shares outstanding (2000 Proforma)*	4,368	4,806	4,730
Dilutive effect of stock options *	192	142	—

Weighted average number of shares assuming dilution *	4,560	4,948	4,730

*	Adjusted to reflect 2-for-1 stock split effective as of September 20, 2002

See accompanying notes to consolidated financial statements.

Delta Apparel, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity/Divisional Deficit
(Amounts in thousands, except share amounts)

	Common Stock		Additional			Treasury Stock
			Paid-In	Retained	Divisional
	Shares	Amount	Capital	Earnings	Deficit	Shares	Amount	Total

Balance at July 3, 1999	—	$—	$—	$—	$(66,556)	—	$—	$(66,556)
Net income	—	—	—	—	4,729	—	—	4,729
Spin-off (note 1)	2,399,863	24	53,778	—	61,827	—	—	115,629

Balance at July 1, 2000	2,399,863	24	53,778	—	—	—	—	53,802
Net income	—	—	—	9,977	—	—	—	9,977
Treasury stock acquired	—	—	—	—	—	34,700	(607)	(607)
Stock grant	100	—	1	—	—	—	—	1
Exercised under Awards Plan	11,780	—	110	(4)	—	(11,780)	206	312
Cash dividend ($.001 per share)	—	—	—	(2)	—	—	—	(2)

Balance at June 30, 2001	2,411,743	24	53,889	9,971	—	22,920	(401)	63,483
Net income	—	—	—	6,472	—	—	—	6,472
Treasury stock acquired	—	—	—	—	—	418,443	(9,114)	(9,114)
Stock grant	—	—	—	(1)	—	(1,366)	26	25
Exercised under Awards Plan	—	—	—	62	—	(11,780)	254	316
Exercised under Option Plan	—	—	—	(368)	—	(31,125)	664	296
Cash dividend ($.10 per share)	—	—	—	(200)	—	—	—	(200)
2-for-1 stock split (See Note 13)	2,411,743	24	—	(24)	—	397,092	—	—

Balance at June 29,2002	4,823,486	$48	$53,889	$15,912	$—	794,184	$(8,571)	$61,278

See accompanying notes to consolidated financial statements.

Delta Apparel, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Amounts in thousands)

	Year Ended

	June 29, 2002	June 30, 2001	July 1, 2000

Operating activities:
Net income	$6,472	$9,977	$4,729
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	6,390	6,340	6,597
Deferred income taxes	(733)	314	—
Reduction in allowances on accounts receivable	(300)	(614)	(2,627)
Loss (gain) on sale of property and equipment	(95)	5	35
Changes in operating assets and liabilities:
Accounts receivable	(470)	687	4,803
Inventories	6,136	(13,412)	(1,173)
Prepaid expenses and other current assets	(684)	(497)	(294)
Income taxes receivable	1,950	(1,950)	—
Other noncurrent assets	136	174	(94)
Accounts payable	4,439	(1,754)	1,432
Accrued expenses	992	(423)	3,056
Income taxes payable	1,860	—	—
Due to/from affiliates	—	—	9
Other liabilities	387	214	41

Net cash provided by (used in) operating activities	26,480	(939)	16,514

Investing activities:
Purchases of property, plant and equipment	(5,254)	(3,180)	(2,092)
Proceeds from sale of property, plant and equipment	164	43	99

Net cash used in investing activities	(5,090)	(3,137)	(1,993)

Financing activities:
Proceeds from (repayment of) revolving credit facility, net	(6,435)	6,435	—
Proceeds from (repayment of) long-term debt	(2,000)	(2,000)	9,328
Change in due to affiliates, net	—	—	(23,836)
Dividends paid	(200)	(2)	—
Repurchase common stock	(9,114)	(607)	—
Proceeds from exercise of stock options	296	—	—

Net cash provided by (used in) financing activities	(17,453)	3,826	(14,508)

Increase (decrease) in cash	3,937	(250)	13
Cash at beginning of year	165	415	402

Cash at end of year	$4,102	$165	$415

Supplemental cash flow information:
Cash paid during the year for interest	$512	$1,243	$157

Cash paid during the year for income taxes	$1,312	$2,622	$—

Noncash financing activity—issuance of common stock	$340	$312	$—

See accompanying notes to consolidated financial statements.

Delta Apparel, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands)

NOTE 1—BASIS OF PRESENTATION

Prior to June 30, 2000, Delta Apparel, Inc. (together with its predecessors, the “Company”) was a wholly owned subsidiary of Delta Woodside Industries, Inc. (“Delta Woodside” or the “Parent”). In connection with a plan to separate its two apparel businesses, Delta Woodside transferred to the Company the assets, liabilities, and operations of its apparel business previously conducted by its Delta Apparel Company division and its plant located in Edgefield, South Carolina (collectively the “Predecessor Operations”). Effective June 30, 2000, Delta Woodside distributed all the common stock of the Company to the Delta Woodside stockholders (the “Distribution”). In connection with the Distribution, Delta Woodside contributed, as contributions to capital, all net debt amounts owed to it by the Company, with certain exceptions. Borrowings related to the Company under Delta Woodside’s credit agreement were repaid with the proceeds from borrowings under the Company’s new credit agreement. Simultaneously with the Distribution, Delta Woodside distributed all of the common stock of Duck Head Apparel Company, Inc. (“Duck Head”) to the Delta Woodside stockholders.

The accompanying financial statements for periods prior to the Distribution reflect the operations and accounts of the Predecessor Operations and are for periods when the Company did not operate as a separate stand-alone company.

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES

(a)  Description of Business: The consolidated financial statements of Delta Apparel, Inc. and subsidiaries include the financial statements of Delta Apparel, Inc. and all wholly owned subsidiaries. The Company manufactures and sells T-shirts and sportswear to distributors, screen printers, and private label accounts. The Company operates manufacturing and distribution facilities in the Southeastern United States and in California, as well as manufacturing facilities in Mexico and Central America. The majority of the Company’s raw materials are readily available, and thus it is not dependent on a single supplier. The Company’s business constitutes a single reportable segment.

(b)  Fiscal Year: The Company’s operations are based upon a fifty-two or fifty-three week fiscal year ending on the Saturday closest to June 30. Fiscal years 2002, 2001 and 2000 each consist of fifty-two weeks.

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

(g)  Accounts Receivable and Revenue Recognition: Sales of goods are recognized upon shipment of the goods to the customer. The Company generally does not require collateral. The Company provides allowances for merchandise returns, claims and markdowns based on historical credits issued as a percentage of sales and periodic evaluations of the aging of accounts receivable. The Company actively monitors its exposure to credit risk through the use of credit approvals and credit limits.

(h)  Income Taxes: Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

During the year ended July 1, 2000, the Company’s operations were reported in the consolidated federal tax return of Delta Woodside Industries, Inc. The Federal income tax obligation or refund under the corporate tax sharing arrangement that was allocated to the Company was determined as if the Company was filing a separate Federal income tax return. Until mid-May 2000, the Company’s federal tax liability or receivable was paid to or was received from Delta Woodside.

Under the tax sharing agreement entered into by and between Delta Woodside, Duck Head and the Company in connection with the Distribution (the “Tax Sharing Agreement”), the allocation of tax liabilities and benefits is as follows:

•	With respect to federal income taxes:

(a)	For each taxable year ending July 3, 1999 and prior, Delta Woodside shall be responsible for paying any increase in federal income taxes, and shall be entitled to receive the benefit of any refund of or saving in federal income taxes, that results from any tax proceeding with respect to any returns relating to federal income taxes of the Delta Woodside pre-spin-off consolidated federal income tax group (which included the Delta Apparel and Duck Head divisions of Delta Woodside).

(b)	For the taxable period ending July 1, 2000, Delta Woodside shall be responsible for paying any federal income taxes, and shall be entitled to any refund of or savings in federal income taxes, with respect to the Delta Woodside pre-spin-off consolidated federal income tax group.

•	With respect to state income, franchise or similar taxes, for each taxable year ending July 1, 2000 and prior, each corporation that is a member of the Delta Woodside tax group, the Duck Head tax group or the Delta Apparel tax group shall be responsible for paying any of those state taxes, and any increase in those state taxes, and shall be entitled to receive the benefit of any refund of or saving in those state taxes, with respect to that corporation (or any predecessor by merger of that corporation) or that results from any tax proceeding with respect to any returns relating to those state taxes of that corporation (or any predecessor by merger of that corporation).

On August 6, 2001, the tax sharing agreement between Delta Woodside Industries, Inc., Duck Head Apparel Company, Inc. and Delta Apparel, Inc. was amended. The amendment includes a provision that all disputes arising under the Agreement (other than claims in equity) shall be resolved by arbitration in accordance with the Commercial Arbitration Rules of the American Arbitration Association.

(i)  Advertising Costs: Advertising costs are expensed as incurred. Advertising costs amount to $904, $818 and $792 in fiscal 2002, 2001 and 2000, respectively.

(j)  Earnings Per Share: Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the year. The computation of diluted earnings per share includes the dilutive effect of stock options and non-vested stock awards. Proforma net earnings per share for the year ended July 1, 2000 is calculated by dividing the net earnings by the weighted-average common shares outstanding of Delta Woodside adjusted for the distribution ratio assuming that shares distributed in the Distribution were outstanding the entire year. The weighted-average shares do not include securities that would be anti-dilutive for each of the periods presented.

(k)  Cotton Procurements: The Company contracts to buy cotton with future delivery dates at fixed prices in order to reduce the effects of fluctuations in the prices of cotton used in the manufacture of its products. These contracts permit settlement by delivery and are not used for trading purposes. The Company commits to fixed prices on a percentage of its cotton requirements up to eighteen months in the future. If market prices for cotton fall below the Company’s committed fixed costs and it is estimated that the costs of cotton are not recoverable in future sales of finished goods, the differential is charged to income at that time.

(l)  Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires the Company’s management to use estimates and assumptions that affect the reported amounts and disclosures of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(m)  Stock Option Plan: The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, in accounting for its fixed plan stock options. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123 (See Note 10).

(n)  Comprehensive Income: No statements of comprehensive income have been included in the accompanying financial statements since comprehensive income and net income would be the same.

(o)  Fair Value of Financial Instruments: The Company uses financial instruments in the normal course of its business. The carrying values approximate fair value for financial instruments that are short-term in nature, such as cash, accounts receivable, accounts payable and accrued expenses. The Company estimates that the carrying value of the Company’s long-term debt approximates fair value based on the current rates offered to the Company for debt of the same remaining maturities.

(p)  Derivatives: From time to time, the Company enters into forward contracts, option agreements or other instruments to limit its exposure to fluctuations in raw material prices with respect to cotton purchases. The Company determines at inception whether the derivative instruments will be accounted for as hedges. The option agreements purchased during fiscal year 2002 are derivative instruments but are not accounted for as hedges. The option agreements are marked to market on a quarterly basis with adjustments to the fair market value recorded in operations. The fair value of these derivative instruments at June 29, 2002 was $445 and was included in other current assets in the accompanying balance sheet.

(q)  Reclassifications: Certain reclassifications have been made to prior year financial statements to conform to the fiscal 2002 presentation.

(r)  Recent Accounting Pronouncements: In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) 141, Business Combinations, and SFAS 142, Goodwill and Other Intangible Assets. The Company adopted SFAS 141 and 142 in its first quarter of fiscal year 2002. The adoption of SFAS 141 and SFAS 142 had no impact on the Company’s financial statements.

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

NOTE 3—INVENTORIES

Inventories consist of the following:

	June 29,	June 30,
	2002	2001

Raw materials	$4,644	$2,631
Work in process	10,510	12,513
Finished goods	20,329	26,475

	$35,483	$41,619

NOTE 4—PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	Estimated	June 29,	June 30,
	Useful Life	2002	2001

Land and land improvements	N/A	$1,356	$1,106
Buildings	10-20 years	8,877	8,370
Machinery and equipment	5-15 years	41,650	37,967
Computers and software	3 years	3,769	3,349
Furniture and fixtures	7 years	514	428
Leasehold improvements	3-10 years	806	783
Automobiles	5 years	185	116
Construction in progress	N/A	941	587

		58,098	52,706
Less accumulated depreciation and amortization		(35,106)	(28,956)

		$22,992	$23,750

NOTE 5—ACCRUED EXPENSES

Accrued expenses consist of the following:

	June 29,	June 30,
	2002	2001

Accrued employee compensation and benefits	$6,007	$5,194
Taxes accrued and withheld	296	233
Accrued insurance	552	494
Accrued advertising	91	98
Other	1,387	1,662

	$8,333	$7,681

NOTE 6—LONG-TERM DEBT

Long-term debt consists of the following:

	June 29,	June 30,
	2002	2001

Revolving credit facility secured by receivables and inventory of the Company, interest at prime rate or 2% over LIBOR rate (5.980% at June 30, 2001) due May 1, 2005	$—	$6,435
Term loan facility secured by property of the Company, interest at prime rate or 2% over LIBOR rate (3.844% and 6.342% at June 29, 2002 and June 30, 2001, respectively) payable monthly, principal payable in monthly installments of $166 with final payment due May 1, 2005	5,667	7,667

	5,667	14,102
Less current installments	2,000	8,435

Long-term debt, excluding current installments	$3,667	$5,667

In May 2000, the Company entered into a credit agreement with a lending institution, under which the lender has provided the Company with a 5 year $10.0 million term loan and a 3 year $25.0 million revolving credit facility. All loans under the credit agreement bear interest based on an adjusted LIBOR rate plus an applicable margin or the bank’s prime rate plus an applicable margin. The Company has granted the lender a first mortgage lien on or security interests in substantially all of its assets. The Company has the option to increase the revolving credit facility from $25.0 million to $30.0 million, provided that no event of default exists under the facility.

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

Principal of the term loan will be repaid in monthly installments based on a 60 month amortization, with a payment of all outstanding principal and interest required upon earlier termination of the credit facility. The Company will make the following payments related to its long-term debt: $2.0 million in fiscal year 2003; $2.0 million in fiscal year 2004; and $1.7 million in fiscal year 2005.

Under the revolving credit facility, the Company is able to borrow up to $25.0 million (including a $10.0 million letter of credit subfacility) subject to borrowing base limitations based on the accounts receivable and inventory levels. Annual facility fees are .25% of the amount by which the revolving loan limit exceeds the average daily principal balance of the outstanding revolving loans and letter of credit accommodations during the immediately preceding month. The Company had no borrowings under the revolving credit facility at June 29, 2002. At June 29, 2002 the Company had the ability to borrow an additional $25.0 million under the revolving credit facility.

NOTE 7—INCOME TAXES

Federal and state income tax expense was as follows:

	Year ended

	June 29,	June 30,	July 1,
	2002	2001	2000

Current:
Federal	$3,595	$1,276	$—
State	326	261	60

Total current	3,921	1,537	60

Deferred:
Federal	(212)	(486)	—
State	(521)	(64)	—

Total deferred	(733)	(550)	—

Income tax expense	$3,188	$987	$60

A reconciliation between actual income tax expense and the income tax expense computed using the Federal statutory income tax rate of 34% in 2002 and 2001 and 35% in 2000 is as follows:

	Year ended

	June 29,	June 30,	July 1,
	2002	2001	2000

Income tax expense at the statutory rate	$3,284	$3,728	$1,676
State income tax expense net of federal income tax effect	215	172	39
Valuation allowance adjustments	(631)	(3,205)	(2,230)
Nondeductible amortization and other permanent differences	(71)	(16)	554
Other	391	308	21

Income tax expense	$3,188	$987	$60

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	June 29,	June 30,
	2002	2001

Deferred tax assets:
Net operating loss carryforward	$542	$689
Currently nondeductible accruals	2,304	2,049
Other	—	—

Gross deferred tax assets	2,846	2,738
Less valuation allowance	(58)	(689)

Net deferred tax assets	2,788	2,049

Deferred tax liabilities:
Depreciation	(721)	(1,108)
Other	(1,648)	(1,255)

Gross deferred tax liabilities	(2,369)	(2,363)

Net deferred tax asset (liability)	$419	$(314)

The valuation allowance for deferred tax assets as of June 29, 2002 and June 30, 2001 was $58 and $689, respectively. The net change in the total valuation allowance for the years ended June 29, 2002 and June 30, 2001 was a decrease of $631 and $3,205, respectively. The Company’s deferred tax asset related to the net operating loss carryforwards are reduced by a valuation allowance to result in deferred tax assets considered by management to be more likely than not realizable. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

As of June 29, 2002, the Company had regular tax loss carryforwards of approximately $9.8 million for State purposes. These carryforwards expire at various intervals through 2019.

NOTE 8—LEASES

The Company has several noncancellable operating leases relating to buildings, office equipment, machinery and equipment, and computer systems. Certain land and building leases have renewal options generally for periods ranging from 5 to 10 years.

Future minimum lease payments under noncancellable operating leases as of June 29, 2002 were as follows:

Fiscal Year
2003	$1,554
2004	1,535
2005	1,447
2006	989
2007	282
Thereafter	1,060

$6,867

Rent expense for all operating leases was approximately $1,548, $1,369 and $1,270 for fiscal years 2002, 2001, and 2000, respectively.

NOTE 9—EMPLOYEE BENEFIT PLANS

The Company’s defined contribution plan, the Savings and Investment Plan, allows employees to make pre-tax contributions under Section 401(k) of the Internal Revenue Code. The Plan is open to any U.S. employee who has attained the age of eighteen, at the beginning of the next quarter after completing three months of service. The Plan provides for the Company to make a guaranteed match of the employee’s contributions. The Company contributed approximately $217 and $121 to the Savings and Investment Plan during fiscal 2002 and 2001, respectively.

The Company has a Deferred Compensation Plan that permits certain management employees to defer a portion of their compensation. Deferred compensation accounts are credited with interest and are distributable after retirement, disability or employment termination. The Plan is unfunded and benefits are paid from the general assets of the Company. The Company expensed approximately $96 and $66 to the Deferred Compensation Plan during fiscal 2002 and 2001, respectively.

Prior to June 30, 2000, the Company participated in the Delta Woodside Retirement and 401(k) and Deferred Compensation Plans. During fiscal 2000, the Company expensed approximately $119 and $25 to these plans, respectively. Prior to June 30, 2000, the Company also participated in a 501(c)(9) trust, the Delta Woodside Employee Benefit Plan and Trust (“Trust”). The Trust collected both employer and employee contributions from the Company and made disbursements for health claims and other qualified benefits.

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

Information included in this footnote has been adjusted to reflect the 2-for-1 stock split announced by the Company on August 15, 2002.

Under the Option Plan, the Company authorized the grant of options of up to 1,000,000 shares of common stock. Options are granted by the compensation committee of the Company’s board of directors to key personnel for the purchase of the Company’s stock at prices not less than the fair market value of the shares on the dates of grant. Under APB 25, no compensation expense was recognized by the Company since the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant.

Under the Award Plan, the compensation committee of the Company’s board of directors has the discretion to grant awards for up to an aggregate maximum of 400,000 common shares. The Award Plan authorizes the compensation committee to grant to officers and other key management employees or the middle level management employees of the Company or any of its subsidiaries rights to acquire common shares at a cash purchase price of $0.01 per share. As of June 29, 2002, awards covering 117,800 shares have been granted and awards covering 70,680 shares have been exercised under the Award Plan. The Award Plan contains certain provisions that require it to be accounted for as a variable plan under APB 25. Accordingly, compensation expense is recognized by the Company as the market value of the stock increases and decreases from the grant date. Compensation expense recorded under the Award Plan was $1,945, $750 and $278 in fiscal 2002, 2001 and 2000, respectively.

Pro forma information regarding net income and earnings per share is required by SFAS 123 determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rates of 5.5%, dividend yield of 0%, volatility factor of the expected market price of the Company’s common stock of .557, and an expected life of the option of 4 years.

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

For purposes of pro forma disclosures, the estimated fair value of the options under the Option Plan and the Award Plan is amortized to expense over the options’ vesting period. The Company’s pro forma information follows (in thousands, except per share amounts):

	2002	2001

Pro forma net income	$6,659	$9,879
Pro forma basic net income per common share	1.53	2.06
Pro forma diluted net income per common share	1.46	2.00

A summary of the Company’s stock option activity under the Option Plan and the Award Plan and related information are as follows:

	2002		2001

		Weighted		Weighted
		Average		Average
	Shares	Exercise Price	Shares	Exercise Price

Outstanding at beginning of year	393,680	$3.880	—	—
Granted	—	—	463,200	$3.459
Exercised	(85,810)	$3.447	(47,120)	$0.005
Forfeited	—	—	(22,400)	$3.326

Outstanding at end of year	307,870	$4.001	393,680	$3.880

Exercisable at end of year	18,500		—

Weighted-average fair value of options granted during the year	—		$2.71

Shares available for future grants	959,200		959,200

Exercise prices for options outstanding as of June 29, 2002 ranged from approximately $4.66 to $6.13, except for 47,120 shares covered by awards outstanding under the Award Plan for which the exercise price was $0.01. The weighted average remaining contractual life of those options is approximately 3 years.

NOTE 11—COMMITMENTS AND CONTINGENCIES

(a) Litigation

At times, the Company is a defendant in legal actions involving product liability claims. The Company believes that, as a result of legal defenses, insurance arrangements, and indemnification provisions with parties believed to be financially capable, any such actions should not have a material effect on its operations, financial condition, or liquidity.

(b) Postretirement Benefits

The Company provides postretirement life insurance benefits for certain retired employees. The plan is noncontributory and is unfunded. Benefits and expenses are paid from the general assets of the Company and recorded as they are incurred. All of the employees in the plan are fully vested and the plan was closed to new employees in 1990. The discount rate used in determining the liability was 7.25% and 7.50% as of June 29, 2002 and June 30, 2001, respectively.

	June 29,	June 30,
	2002	2001

Change in benefit obligations:
Balance at beginning of year	1,167	1,269
Interest cost	74	58
Benefits paid	(100)	—
Actuarial adjustment	(16)	(160)

Balance at end of year	1,125	1,167

(c) Purchase Contracts

The Company has entered into agreements, and has fixed prices, to purchase cotton and natural gas for use in its manufacturing operations. At June 29, 2002, minimum payments under these contracts to purchase cotton and natural gas with non-cancelable contract terms were $14,987 and $130, respectively.

(d) Letters of Credit

As of June 29, 2002, the Company had outstanding letters of credit totaling $380.

NOTE 12—QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Presented below is a summary of the unaudited consolidated quarterly financial information for the years ended June 29, 2002 and June 30, 2001.

	2002 Quarter Ended				2001 Quarter Ended

	September 29	December 29	March 30	June 29	September 30	December 30	March 31	June 30

Net Sales	$31,014	$24,337	$32,860	$43,390	$30,649	$26,370	$27,975	$35,406
Gross profit	2,967	3,741	6,242	8,378	7,241	4,717	5,790	5,551
Operating income	330	1,213	3,140	5,654	4,587	1,963	3,048	2,705
Net income	64	678	1,877	3,853	3,518	1,397	2,183	2,879
Basic EPS *	$0.01	$0.15	$0.46	$0.97	$0.73	$0.29	$0.46	$0.60
Diluted EPS *	$0.01	$0.14	$0.43	$0.92	$0.73	$0.28	$0.44	$0.58

*	Adjusted for 2-for-1 stock split effective as of September 20, 2002

NOTE 13—STOCK SPLIT

On August 15, 2002, the Board of Directors approved a 2-for-1 stock split, in the form of a 100% stock dividend of the Company’s common stock. On September 20, 2002, shareholders of record on September 6, 2002 will receive one additional share of common stock for each one share held of record. All references in the financial statements with regard to the number of shares or average number of shares of common stock and related prices, dividends and per share amounts have been restated to reflect the 2-for-1 stock split.

SCHEDULE II — CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

DELTA APPAREL, INC. AND SUBSIDIARIES

(In thousands)

ALLOWANCE FOR DOUBTFUL ACCOUNTS

	Beginning			Ending
	Balance	Expense	Write-Offs	Balance

2002	$1,344	$339	$(714)	$969
2001	1,910	921	(1,487)	1,344
2000	3,199	269	(1,558)	1,910

RETURNS AND ALLOWANCES

	Beginning			Ending
	Balance	Expense	Credits Issued	Balance

2002	$468	$4,175	$(4,100)	$543
2001	516	3,519	(3,567)	468
2000	1,855	1,196	(2,535)	516

TOTAL

	Beginning		Write-Offs/	Ending
	Balance	Expense	Credits Issued	Balance

2002	$1,812	$4,514	$(4,814)	$1,512
2001	2,426	4,440	(5,054)	1,812
2000	5,054	1,465	(4,093)	2,426