Form 10-Q
period 2002-09-28
DELTA APPAREL INC
filed 2002-11-06
CIK 1101396

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2002

OR

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________________ to __________________________

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

Yes   ☒    No   ☐.

As of October 16, 2002, there were outstanding 4,066,130 shares of the registrant’s common stock, par value of $0.01, which is the only class of the outstanding common or voting stock of the registrant.

INDEX

Page

PART 1. Financial Information
Item 1. Financial Statements
Interim Condensed Consolidated Financial Statements (Unaudited):
Condensed Consolidated Balance Sheets— September 28, 2002 and June 29, 2002	3
Condensed Consolidated Statements of Income— Three months ended September 28, 2002 and September 29, 2001	4
Condensed Consolidated Statements of Cash Flows— Three months ended September 28, 2002 and September 29, 2001	5
Notes to Condensed Consolidated Financial Statements	6-7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	7-10
Item 3. Quantitative and Qualitative Disclosures about Market Risk	10
Item 4. Controls and Procedures	10-11
PART II. Other Information
Item 6. Exhibits and Reports on Form 8-K	11
Signatures	12
Certifications	13-14
Exhibits	15-16

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

DELTA APPAREL, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except shares and per share amounts)
(Unaudited)

	September 28,	June 29,
	2002	2002

Assets
Current assets:
Cash	$1,115	$4,102
Accounts receivable, net	14,486	22,812
Inventories	48,395	35,483
Prepaid expenses and other current assets	1,220	1,835
Deferred income taxes	818	1,119

Total current assets	66,034	65,351

Property, plant and equipment, net	22,058	22,992
Other assets	97	3

Total assets	$88,189	$88,346

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$17,100	$17,718
Income tax payable	789	1,860
Current portion of long-term debt	2,000	2,000

Total current liabilities	19,889	21,578

Long-term debt	3,167	3,667
Deferred income taxes	448	700
Other liabilities	1,275	1,123

Total liabilities	24,779	27,068

Stockholders’ equity:
Preferred stock — 2,000,000 shares authorized; none issued and outstanding	—	—
Common stock* — par value $.01 a share, 7,500,000 shares authorized, 4,823,486 shares issued, and 4,081,830 and 4,029,302 shares outstanding as of September 28, 2002 and June 29, 2002, respectively	48	48
Additional paid-in capital	53,889	53,889
Retained earnings	17,542	15,912
Treasury stock* — 741,656 and 794,184 shares as of September 28, 2002 and June 29, 2002, respectively	(8,069)	(8,571)

Total stockholders’ equity	63,410	61,278

Total liabilities and stockholders’ equity	$88,189	$88,346

* Adjusted to reflect 2-for-1 stock split effective as of September 20, 2002

See accompanying notes to condensed consolidated financial statements.

DELTA APPAREL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended

	September 28,	September 29,
	2002	2001

Net sales	$28,883	$31,014
Cost of goods sold	22,879	28,047

Gross profit	6,004	2,967

Selling, general and administrative expenses	2,973	2,644
Provision for bad debts	(138)	21
Other expense (income)	108	(28)

Operating income	3,061	330

Interest expense, net	148	228

Income before income taxes	2,913	102

Income tax expense	1,122	38

Net income	$1,791	$64

Earnings per share*
Basic	$0.44	$0.01
Diluted	$0.43	$0.01

Weighted average number of shares outstanding*	4,053	4,772
Dilutive effect of stock options*	156	198

Weighted average number of shares assuming dilution*	4,209	4,970

* Adjusted to reflect 2-for-1 stock split effective as of September 20, 2002

See accompanying notes to condensed consolidated financial statements.

DELTA APPAREL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(in thousands)
(Unaudited)

	Three Months Ended

	September 28,	September 29,
	2002	2001

Operating activities:
Net income	$1,791	$64
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	1,659	1,530
Deferred income taxes	50	497
Loss on sale of property and equipment	—	14
Changes in operating assets and liabilities:
Accounts receivable	8,326	1,351
Inventories	(12,912)	6,010
Prepaid expenses and other current assets	615	142
Other noncurrent assets	(95)	29
Accounts payable and accrued expenses	92	178
Income taxes	(1,071)	666
Other liabilities	152	285

Net cash provided by (used in) operating activities	(1,393)	10,766

Investing activities:
Purchases of property, plant and equipment	(724)	(719)
Proceeds from sale of property, plant and equipment	—	5

Net cash used in investing activities	(724)	(714)

Financing activities:
Proceeds from (repayment of) revolving credit facility, net	—	(6,435)
Repayment of long-term financing	(500)	(500)
Repurchase of common stock	(268)	(915)
Proceeds from exercise of stock options	103	9
Dividends paid	(205)	—

Net cash used in financing activities	(870)	(7,841)

Increase (decrease) in cash	(2,987)	2,211

Cash at beginning of period	4,102	165

Cash at end of period	$1,115	$2,376

Supplemental cash flow information:
Cash paid during the period for interest	$104	$190

Cash paid during the period for income taxes	$2,142	$76

Noncash financing activity—issuance of common stock	$710	$24

See accompanying notes to condensed consolidated financial statements.

DELTA APPAREL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note A — Basis of Presentation

The interim condensed consolidated financial statements for the three months ended September 28, 2002 and September 29, 2001, included herein, have been prepared in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 28, 2002 are not necessarily indicative of the results that may be expected for the year ending June 28, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended June 29, 2002, filed with the Securities and Exchange Commission.

All references in the financial statements and related notes with regard to the number of shares or average number of shares of common stock and related prices, dividends and per share amounts have been restated to reflect the 2-for-1 stock split effective as of September 20, 2002.

Note B — Inventories

Inventories consist of the following:

	September 28,	June 29,
	2002	2002

Raw materials	$8,897	4,644
Work in process	14,615	10,510
Finished goods	24,883	20,329

	$48,395	35,483

Note C — Income Taxes

The effective income tax rate on pretax income for the three months ended September 28, 2002 was 38.5%, compared to 33.0% for the fiscal year ended June 29, 2002. In fiscal year 2002, the Company reversed the valuation allowance against its state net operating loss carryforwards, resulting in the effective tax rate of 33.0%. Based upon its assessment of current results and future outlooks, the Company believes these state net operating losses will be used in the upcoming years. The Company expects its annualized effective tax rate to more closely approximate statutory rates for fiscal year 2003.

Note D — Purchase Contracts

The Company has entered into agreements, and has fixed prices, to purchase cotton and natural gas for use in its manufacturing operations. At September 28, 2002, minimum payments under these contracts to purchase cotton and natural gas with non-cancelable contract terms were $11.2 million and $0.1 million, respectively.

Note E — Computation of Basic and Diluted Net Earnings per Share (EPS)

Basic net earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. The computation of diluted earnings per share includes the dilutive effect of stock options and non-vested stock awards granted under the Company’s Stock Option Plan and the Company’s Incentive Stock Award Plan.

The weighted average shares do not include securities that would be anti-dilutive for each of the periods presented.

Note F — Stockholders’ Equity

Stock Repurchase Program

On November 1, 2000, the Board of Directors authorized the repurchase by the Company in open market transactions of up to $3.0 million of Delta Apparel common stock (“Stock Repurchase Program”). All purchases are made at the discretion of management. On September 13, 2002, the Board of Directors authorized the repurchase by the Company in open market transactions of up to an additional $3.0 million of Delta Apparel common stock pursuant to its Stock Repurchase Program, bringing the total amount authorized to $6.0 million. During the three months ended September 28, 2002, the Company purchased 18,604 shares of Delta Apparel common stock for an aggregate of $0.3 million. Since the inception of the Stock Repurchase Program, the Company has purchased 248,604 shares of Delta Apparel common stock pursuant to the program for an aggregate of $2.4 million.

Quarterly Dividend Program

On August 15, 2002, the board declared a dividend pursuant to the Company’s quarterly dividend program of five cents per share of common stock. The dividend was paid on September 16, 2002 to shareholders of record as of the close of business on September 3, 2002. On October 21, 2002, the board declared a cash dividend of five cents per share of common stock payable November 18, 2002 to shareholders of record as of the close of business on November 6, 2002. Although the Board may terminate or amend the program at any time, the Company currently expects to continue the quarterly dividend program of five cents per share.

Stock Split

On August 15, 2002, the Board of Directors approved a 2-for-1 stock split, in the form of a 100% stock dividend of the Company’s common stock. On September 20, 2002, shareholders of record on September 6, 2002 received one additional share of common stock for each one share held of record.

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

The forward-looking statements in this Quarterly Report are based on the Company’s expectations and are necessarily dependent upon assumptions, estimates and data that the Company believes are reasonable and accurate but may be incorrect, incomplete or imprecise. Forward-looking statements are also subject to a number of business risks and uncertainties, any of which could cause actual results to differ materially from those set forth in or implied by the forward-looking statements. The risks and uncertainties include, among others, changes in the retail demand for apparel products, the cost of raw materials, competitive conditions in the apparel and textile industries, the relative strength of the United States dollar as against other currencies, changes in United States trade regulations and the discovery of unknown conditions (such as with respect to environmental matters and similar items) and other risks described from time to time in the Company’s reports filed with the Securities and Exchange Commission. Accordingly, any forward-looking statements do not purport to be predictions of future events or circumstances and may not be realized.

The Company does not undertake publicly to update or revise the forward-looking statements even if it becomes clear that any projected results will not be realized.

RESULTS OF OPERATIONS

Net sales for the first quarter of fiscal year 2003 were $28.9 million, a decrease of $2.1 million, or 6.9%, from net sales of $31.0 million for the first quarter of the prior year. The decrease in net sales was the result of lower unit sales (down 9.8%, accounting for $3.0 million) partially offset by higher average unit prices (up 3.2%, accounting for $0.9 million). The higher unit volume and lower average selling prices in the prior year quarter resulted from the increased demand for basic white tee shirts as a result of the events of September 11, 2001. Decreased unit sales during the quarter ended September 28, 2002 were also the result of beginning the quarter with lower inventory levels than the prior year quarter, which resulted in decreased unit sales of basic lower margin products. The Company is currently increasing inventory levels to support its sales during the remainder of fiscal year 2003. Although the Company expects its sales during fiscal year 2003 to exceed its fiscal year 2002 sales, there can be no assurance that the Company will achieve this expected sales growth.

Gross profit as a percentage of net sales increased to 20.8% for the first quarter of fiscal year 2003 from 9.6% for the first quarter of the prior year. The higher gross profit percentage was primarily the result of lower raw material costs flowing through cost of sales, an improved sales mix of higher margin products, increased sewing efficiencies in both the Honduras and Mexico facilities, and cost reduction programs.

Selling, general and administrative expenses, including the provision for bad debts, for the first quarter of fiscal year 2003 were $2.8 million, or 9.8% of sales, an increase of $0.2 million from the first quarter of the prior year. General and administration expenses increased $0.4 million as a result of higher incentive compensation expense resulting from the increased operating earnings. The increase in general and administration expenses was partially offset by a decrease in bad debt expense of $0.2 million. Lower bad debt expense is the result of the lower accounts receivable balance and a lower percentage of past due balances.

Other expense for the first quarter of fiscal year 2003 was $0.1 million, an increase of $0.1 million from the first quarter of the prior year. In July 2002, the Company sold its cotton options, resulting in a loss of $0.1 million. The options had been marked to market, resulting in a $0.3 million gain during the fourth quarter of fiscal year 2002.

Operating income for the first quarter of fiscal year 2003 was $3.1 million, an increase of $2.7 million, or 827.6%, from $0.3 million for the first quarter of the prior year. The increase in operating income was the result of the increased gross profit, slightly offset by the higher selling, general and administrative expenses and other expense.

Net interest expense for the first quarter of fiscal year 2003 was $0.1 million, a decrease of $0.1 million, or 35.1%, from $0.2 million for the first quarter of the prior year. The reduction in interest expense resulted from a decrease in interest rates of over 200 basis points and a decrease in average daily borrowings.

The effective tax rate for the first quarter of fiscal year 2003 was 38.5% compared to 37.3% for the first quarter of the prior year and 33.0% for the fiscal year ended June 29, 2002. In fiscal year 2002, the Company reversed the valuation allowance against its state net operating loss carryforwards, resulting in the effective tax rate of 33.0%. Based upon its assessment of current results and future outlooks, the Company believes these state net operating losses will be used in the upcoming years. The Company expects its annualized effective tax rate to more closely approximate statutory rates for fiscal year 2003.

Net income for the first quarter of fiscal year 2003 was $1.8 million, an increase of $1.7 million from net income of $0.1 million for the first quarter of the prior year, due to the factors described above.

Accounts receivable decreased $8.3 million from June 29, 2002 to $14.5 million on September 28, 2002. The decrease was a result of lower sales during the quarter ended September 28, 2002 compared to the quarter ended June 29, 2002. In addition, days sales outstanding were 46 days at September 28, 2002 compared to 52 days at June 29, 2002.

Inventories at September 28, 2002 totaled $48.4 million compared to $35.5 million at June 29, 2002. The increase in inventory is primarily the result of the planned inventory increases to support its expanded product line and anticipated sales growth for fiscal year 2003. The Company expects to further increase its inventory of finished product in the second quarter to prepare for the spring selling season. The Company also increased its raw material inventory to take advantage of lower cotton prices and to support its increased textile capacity. The Company expects raw material inventories to return to traditional levels in the second half of the fiscal year.

Capital expenditures in the first quarter of fiscal year 2003 were $0.7 million, which is consistent with the first quarter of the prior year. The expenditures during the first quarter of fiscal year 2003 primarily related to increasing capacity and lowering costs in the Company’s existing textile facilities. The expenditures during the first quarter of the prior year primarily related to upgrading the Company’s yarn mill in Edgefield, South Carolina.

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

Delta Apparel’s operating activities used cash of $1.4 million in the first quarter of fiscal year 2003 and provided cash of $10.8 million in the first quarter of the prior year. The cash used in the first quarter of fiscal year 2003 was primarily the result of increases in inventory, offset partially by net income plus depreciation and a reduction in accounts receivable. The cash provided in the first quarter of the prior year was primarily due to a reduction in inventory, accounts receivable and income taxes receivable.

At September 28, 2002, the Company did not have an outstanding balance under its revolving credit facility. The interest rate on its term loan at September 29, 2002 was 3.82%.

Based on its expectations, Delta Apparel believes that its $25 million revolving credit facility should be sufficient to satisfy its foreseeable working capital needs, and that the cash flow generated by its operations and funds available under its revolving credit line should be sufficient to service its debt payment requirements, to satisfy its day-to-day working capital needs, to fund its planned capital expenditures, to fund purchases of its stock as described below and to fund the payment of dividends as described below. Any material deterioration in Delta Apparel’s results of operations, however, may result in Delta Apparel losing its ability to borrow under its revolving credit facility and to issue letters of credit to suppliers or may cause the borrowing availability under that facility to be insufficient for the Company’s needs.

Purchases by Delta Apparel of its Own Shares

Delta Apparel’s credit agreement, as amended on October 17, 2001, permitted up to an aggregate of $11.0 million of purchases by Delta Apparel of its own stock provided that no event of default existed or would result from that action and after the purchase at least $3.0 million remained available to borrow under the revolving credit facility. On August 23, 2002, the credit agreement was amended to increase from $11.0 million to $23.0 million the aggregate amount permitted for share repurchases.

During the first quarter of fiscal year 2003, the Company purchased 18,604 shares of common stock for a total cost of $0.3 million pursuant to its Stock Repurchase Program. Since the inception of the program, the Company has purchased 248,604 shares of its stock under the program for a total cost of $2.4 million. The Company has authorization from the Board of Directors to spend up to $6.0 million for share repurchases under the Stock Repurchase Program. All purchases are made at the discretion of management.

In fiscal year 2002, the Company purchased 676,286 shares of its stock (adjusted to reflect the 2-for-1 stock split effective as of September 20, 2002) at an aggregate cost, including offering expenses, of $7.6 million, pursuant to its Dutch Tender Offer.

Dividend Program

On August 15, 2002, the board declared a dividend pursuant to the Company’s quarterly dividend program of five cents per share of common stock. The dividend was paid on September 16, 2002 to shareholders of record as of the close of business on September 3, 2002. On October 21, 2002, the board declared a cash dividend of five cents per share of common stock payable November 18, 2002 to shareholders of record as of the close of business on November 6, 2002. Although the Board may terminate or amend the program at any time, the Company currently expects to continue the quarterly dividend program of five cents per share.

CRITICAL ACCOUNTING POLICIES

There have been no changes in our critical accounting policies since the filing of our Annual Report on Form 10-K for the year ended June 29, 2002.

NEW ACCOUNTING STANDARDS

In August 2001, the FASB issued SFAS 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company adopted SFAS 143 in its first quarter of fiscal year 2003. The adoption of SFAS 143 had no impact on the Company’s financial statements.

In August 2001, the FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company adopted SFAS 144 in its first quarter of fiscal year 2003. The adoption of SFAS 144 had no impact on the Company’s financial statements.

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

On May 27, 2002, the Company received a renewal of its National Pollution Discharge Elimination System (“NPDES”) permit from the North Carolina Department of Environment and Natural Resources, Division of Water Quality (the “DWQ”) for its Maiden, North Carolina textile plant. Among other things, the new permit requires the Company to reduce its effluent (waste discharge) color to specified color concentration limits. The color concentration limits are gradually lowered over time (one limit for the first 12 months, a lower limit in the next 12 months, and a lower limit thereafter). The Company believes that the DWQ exceeded its authority and jurisdiction and acted arbitrarily in imposing this requirement on the Company under the new permit and on July 23, 2002 filed an appeal with the Office of Administrative Hearings of Catawba County, North Carolina. On October 11, 2002, the State moved the Court to reschedule the dates for completion of discovery and the hearing of the case. In response to the State’s motion, the administrative law judge (“ALJ”) established that the discovery period will extend through December 6, 2002 and that the hearing of the case will take place the week of January 20, 2003. Although the decision of the ALJ is not binding on the DWQ or the Company, the Company can further appeal an unfavorable decision to the DWQ decision-maker, and if necessary, to the North Carolina Superior Court.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

COMMODITY RISK SENSITIVITY

The Company purchases cotton from approximately eleven established merchants with whom it has long-standing relationships. The majority of the Company’s purchases are executed using “on-call” contracts. These on-call arrangements are used to insure that an adequate supply of cotton is available for the Company’s requirements. Under on-call contracts, the Company agrees to purchase specific quantities for delivery on specific dates, with pricing to be determined at a later time. Prices are set according to prevailing prices, as reported by the New York Cotton Exchange, at the time of the Company’s election to fix specific contracts.

Cotton on-call with a fixed price at September 28, 2002 was valued at $11.2 million, and is scheduled for delivery between October 2002 and March 2003. At September 28, 2002, the Company had unpriced contracts for deliveries between January 2003 and December 2003. Based on the prevailing price at September 28, 2002, the value of these unpriced commitments is approximately $10.1 million. At September 28, 2002, a 10% decline in the market price of the cotton covered by Delta Apparel’s fixed price contracts would have had a negative impact of approximately $1.1 million on the value of the contracts. At June 29, 2002, cotton on-call with a fixed price was valued at $15.0 million. At June 29, 2002, a 10% decline in the market price of the cotton covered by Delta Apparel’s fixed price contracts would have had a negative impact of approximately $1.5 million. The effect of a 10% decline in the market price of cotton on Delta Apparel’s fixed price contracts would have been less at September 28, 2002 than at June 29, 2002 because the value of Delta Apparel’s fixed price cotton on-call contracts was less on September 28, 2002. Daily price fluctuations are minimal, yet long-term trends in price movement can result in unfavorable pricing of cotton for Delta Apparel.

The Company uses derivatives, including cotton option contracts, to manage its exposure to movements in commodity prices. In April 2002, Delta Apparel purchased cotton options. The Company did not designate the options as hedge instruments upon inception. Accordingly, changes in the fair market value were marked to market, resulting in a recognized gain of $0.3 million in the fourth quarter of fiscal year 2002. In July 2002, the Company sold these cotton options and recorded a $0.1 million loss on the sale of the options. These cotton options resulted in a net gain of $0.2 million for the Company. On September 28, 2002, Delta Apparel did not own any cotton options.

INTEREST RATE SENSITIVITY

Delta Apparel’s credit agreement provides that the interest rate on outstanding amounts owed shall bear interest at variable rates. If the amount of outstanding indebtedness at September 28, 2002 under the term loan had been the amount outstanding during the entire three months ended September 28, 2002 and the interest rate on this outstanding indebtedness had been increased by 100 basis points, Delta Apparel’s interest expense would have been approximately $13,000, or 8.8%, higher during the quarter. This compares to an increase of $57,000 or 8.4% for the 2002 fiscal year, or an average of $14,250 per quarter, based on the outstanding indebtedness at June 29, 2002. The decrease is due to the amount outstanding under the Company’s revolver and term loan being lower at September 28, 2002 than at June 29, 2002. The actual increase in interest expense resulting from a change in interest rates would depend on the magnitude of the increase in rates and the average principal balance outstanding.

Item 4: Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures within 90 days of the filing date of this quarterly report, and, based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits.

	99.1	Certificate pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by Robert W. Humphreys, President and Chief Executive Officer.

	99.2	Certificate pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by Herbert M. Mueller, Vice President and Chief Financial Officer.

(b)	Reports on Form 8-K.

On August 16, 2002, the Company filed a Current Report on Form 8-K reporting information under Item 5 (Other Events). On September 19, 2002, the Company filed a Current Report on Form 8-K reporting information under Item 5 (Other Events)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DELTA APPAREL, INC. (Registrant)

November 6, 2002	By:	/s/ Herbert M. Mueller

Date		Herbert M. Mueller Vice President, Chief Financial Officer and Treasurer

CERTIFICATIONS

I, Robert W. Humphreys, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Delta Apparel, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

	a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

	a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 6, 2002	/s/ Robert W. Humpheys

President and Chief Executive Officer

CERTIFICATIONS

I, Herbert M. Mueller, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Delta Apparel, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

	a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

	a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 6, 2002	/s/ Herbert M. Mueller

Vice President and Chief Financial Officer