Form 10-Q
period 2002-12-28
DELTA APPAREL INC
filed 2003-01-31
CIK 1101396

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 28, 2002

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

Yes   ☒    No   ☐.

As of January 17, 2003, there were outstanding 4,055,730 shares of the registrant’s common stock, par value of $0.01, which is the only class of the outstanding common or voting stock of the registrant.

INDEX

Page

PART 1. Financial Information
Item 1. Financial Statements
Interim Condensed Consolidated Financial Statements (Unaudited):
Condensed Consolidated Balance Sheets—December 28, 2002 and June 29, 2002	3
Condensed Consolidated Statements of Income—Three months and six months ended December 28, 2002 and December 29, 2001	4
Condensed Consolidated Statements of Cash Flows—Six months ended December 28, 2002 and December 29, 2001	5
Notes to Condensed Consolidated Financial Statements	6-7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	7-10
Item 3. Quantitative and Qualitative Disclosures about Market Risk	11
Item 4. Controls and Procedures	11
PART II. Other Information
Item 1. Legal Proceedings	12
Item 4. Submission of Matters to a Vote of Security Holders	12
Item 6. Exhibits and Reports on Form 8-K	12
Signatures	13
Certifications	14-15
Exhibits	16-17

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

DELTA APPAREL, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
(in thousands, except shares and per share amounts)
(Unaudited)

	December 28,	June 29,
	2002	2002

Assets
Current assets:
Cash	$127	$4,102
Accounts receivable, net	17,738	22,812
Inventories	50,165	35,483
Prepaid expenses and other current assets	729	1,835
Income tax receivable	730	—
Deferred income taxes	682	1,119

Total current assets	70,171	65,351

Property, plant and equipment, net	21,632	22,992
Other assets	83	3

Total assets	$91,886	$88,346

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$12,782	$17,718
Income tax payable	—	1,860
Current portion of long-term debt	2,000	2,000

Total current liabilities	14,782	21,578

Long-term debt	11,531	3,667
Deferred income taxes	295	700
Other liabilities	1,321	1,123

Total liabilities	27,929	27,068

Stockholders’ equity:
Preferred stock—2,000,000 shares authorized; none issued and outstanding.	—	—
Common stock * —par value $.01 a share, 7,500,000 shares authorized, 4,823,486 shares issued, and 4,055,730 and 4,029,302 shares outstanding as of December 28, 2002 and June 29, 2002, respectively.	48	48
Additional paid-in capital	53,889	53,889
Retained earnings	18,465	15,912
Treasury stock * —767,756 and 794,184 shares as of December 28, 2002 and June 29, 2002, respectively.	(8,445)	(8,571)

Total stockholders’ equity	63,957	61,278

Total liabilities and stockholders’ equity	$91,886	$88,346

*  Adjusted to reflect 2-for-1 stock split effective as of September 20, 2002

See accompanying notes to condensed consolidated financial statements.

DELTA APPAREL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended

	December 28,	December 29,	December 28,	December 29,
	2002	2001	2002	2001

Net sales	$30,002	$24,337	$58,885	$55,351
Cost of goods sold	24,881	20,596	47,760	48,643

Gross profit	5,121	3,741	11,125	6,708

Selling, general and administrative expenses	2,863	2,595	5,835	5,239
Provision for bad debts	169	80	32	101
Other expense (income)	34	(147)	142	(175)

Operating income	2,055	1,213	5,116	1,543

Interest expense, net	171	139	319	367

Income before income taxes	1,884	1,074	4,797	1,176

Income tax expense	729	396	1,851	434

Net income	$1,155	$678	$2,946	$742

Earnings per share
Basic	$0.28	$0.15	$0.73	$0.16
Diluted	$0.27	$0.14	$0.70	$0.15

Weighted average number of shares outstanding *	4,062	4,638	4,057	4,705
Dilutive effect of stock options*	158	220	156	213

Weighted average number of shares assuming dilution*	4,220	4,858	4,213	4,918

*  Adjusted to reflect 2-for-1 stock split effective as of September 20, 2002

See accompanying notes to condensed consolidated financial statements.

DELTA APPAREL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Six Months Ended

	December 28,	December 29,
	2002	2001

Operating activities:
Net income	$2,946	$742
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	3,369	3,219
Deferred income taxes	32	330
Loss (gain) on sale of property and equipment	30	(127)
Changes in operating assets and liabilities:
Accounts receivable	5,074	8,511
Inventories	(14,682)	2,038
Prepaid expenses and other current assets	1,106	338
Other noncurrent assets	(80)	58
Accounts payable and accrued expenses	(4,227)	(1,108)
Income taxes	(2,590)	1,211
Other liabilities	198	302

Net cash (used in) provided by operating activities	(8,824)	15,514

Investing activities:
Purchases of property, plant and equipment	(2,039)	(1,125)
Proceeds from sale of property, plant and equipment	—	152

Net cash used in investing activities	(2,039)	(973)

Financing activities:
Proceeds from (repayment of) revolving credit facility, net	8,864	(6,435)
Repayment of long-term financing	(1,000)	(1,000)
Repurchase of common stock	(687)	(1,540)
Proceeds from exercise of stock options	121	23
Dividends paid	(410)	—

Net cash provided by (used in) financing activities	6,888	(8,952)

Increase (decrease) in cash	(3,975)	5,589

Cash at beginning of period	4,102	165

Cash at end of period	$127	$5,754

Supplemental cash flow information:
Cash paid during the period for interest	$217	$292

Cash paid during the period for income taxes	$4,419	$94

Noncash financing activity—issuance of common stock	$710	$24

See accompanying notes to condensed consolidated financial statements.

DELTA APPAREL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note A—Basis of Presentation

The interim condensed consolidated financial statements for the three and six months ended December 28, 2002 and December 29, 2001, included herein, have been prepared in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended December 28, 2002 are not necessarily indicative of the results that may be expected for the year ending June 28, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended June 29, 2002, filed with the Securities and Exchange Commission.

All references in the financial statements and related notes with regard to the number of shares or average number of shares of common stock and related prices, dividends and per share amounts have been restated to reflect the 2-for-1 stock split effective as of September 20, 2002.

Note B—Inventories

Inventories consist of the following:

	December 28,	June 29,
	2002	2002

Raw materials	$7,668	$4,644
Work in process	16,837	10,510
Finished goods	25,660	20,329

	$50,165	$35,483

Note C—Income Taxes

The effective income tax rate on pretax income for the six months ended December 28, 2002 was 38.6%, compared to 33.0% for the fiscal year ended June 29, 2002. In fiscal year 2002, the Company reversed the valuation allowance against its state net operating loss carryforwards, resulting in the effective tax rate of 33.0%. Based upon its assessment of current results and future outlooks, the Company believes these state net operating losses will be used in the upcoming years. The Company expects its annualized effective tax rate to more closely approximate statutory rates for fiscal year 2003.

Note D—Purchase Contracts

The Company has entered into agreements, and has fixed prices, to purchase cotton for use in its manufacturing operations. At December 28, 2002, minimum payments under these contracts with non-cancelable contract terms were $6.8 million.

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

Note F—Stockholders’ Equity

Stock Repurchase Program
On November 1, 2000, the Board of Directors authorized the repurchase by the Company in open market transactions of up to $3.0 million of Delta Apparel common stock (“Stock Repurchase Program”). All purchases are made at the discretion of management. On September 13, 2002, the Board of Directors authorized the repurchase by the Company in open market transactions of up to an additional $3.0 million of Delta Apparel common stock pursuant to its Stock Repurchase Program, bringing the total amount authorized to $6.0 million. During the three months ended December 28, 2002, the Company purchased 30,100 shares of Delta Apparel common stock for an aggregate of $0.4 million. Since the inception of the Stock Repurchase Program, the Company has purchased 278,704 shares of Delta Apparel common stock pursuant to the program for an aggregate of $2.8 million.

Quarterly Dividend Program
On October 21, 2002, the board declared a cash dividend pursuant to the Company’s quarterly dividend program of five cents per share of common stock. The dividend was paid on November 18, 2002 to shareholders of record as of the close of business on November 6, 2002. On January 16, 2003, the board declared a cash dividend of five cents per share of common stock payable February 17, 2003 to shareholders of record as of the close of business on February 5, 2003. Although the Board may terminate or amend the program at any time, the Company currently expects to continue the quarterly dividend program of five cents per share.

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

BUSINESS OUTLOOK

During the quarter ended December 28, 2002, Delta Apparel established a record for sales in the second quarter of the fiscal year. This was also the first time that second quarter sales exceeded sales in the first quarter of the fiscal year. In addition to record sales for the second fiscal quarter, the Company also established a new record for operating profit for its second fiscal quarter.

Price deterioration in basic tees that began at the end of the first quarter of fiscal year 2003 continued into the beginning of the second fiscal quarter. The deepest discounting occurred in November and prices began to stabilize in December. The Company is encouraged with the pricing in January and expects stable pricing through the spring selling season. While Delta Apparel is disappointed in the price declines on the basic products, it continued to have strong margins on its specialty products. The Company has begun new private label programs and expects to begin shipping these orders in the third fiscal quarter and for these shipments to increase through the fourth quarter of fiscal year 2003. Delta Apparel expects these new private label programs to continue into the next fiscal year.

The Company expects to open its new Florida distribution center in the third quarter and expects it to be fully operational to support the spring selling season. During the second quarter of 2003, Delta Apparel introduced its pick and pack operations, which allows its customers to order products by the piece or by the dozen, in addition to full case quantities. The Company believes this will allow it to service a new segment of customers and looks forward to growing its business in this area.

Delta Apparel’s manufacturing operations continued to perform well during the second quarter of the fiscal year. Lower raw material prices and reduced manufacturing cost allowed the Company to increase its gross margin during the quarter despite price deterioration in basic tees. The Company continued its cost reduction programs in the facilities and expects to see more of the benefit of these during the second half of the fiscal year.

The Company believes that inventories in the activewear market are balanced with demand and that demand will continue to improve throughout the spring selling season. Delta Apparel expects this demand will allow it to have good production schedules for its facilities in the second half of fiscal year 2003. In addition, the Company is evaluating the need to increase production at the Fayette facility ahead of its original plans. The Company believes it can increase output from the facility with only minor capital investment.

Overall, Delta Apparel expects to see continued sales growth and improved operating profits for the remainder of fiscal year 2003.

RESULTS OF OPERATIONS

Net sales for the second quarter of fiscal year 2003 were $30.0 million, an increase of $5.7 million, or 23.3%, from net sales of $24.3 million for the second quarter of the prior year. The increase in net sales was the result of higher unit sales (up 38.9%, accounting for $9.5 million) partially offset by lower average selling prices (down 11.2%, accounting for $3.8 million). Sales of basic and heavyweight adult and youth short sleeve tees drove the volume increase for the quarter. Price promotions in the marketplace resulted in lower average selling prices in the basic tee styles. Net sales for the first six months of fiscal year 2003 were $58.9 million, an increase of $3.5 million, or 6.4%, from net sales of $55.4 million for the first six months of the prior year. The increase in net sales was the result of higher unit sales (up 10.9%, accounting for $6.0 million) partially offset by lower average selling prices (down 4.1%, accounting for $2.5 million). Although the Company expects its sales during fiscal year 2003 to exceed its fiscal year 2002 sales, there can be no assurance that the Company will achieve this expected sales growth.

Gross profit as a percentage of net sales increased to 17.1% for the second quarter of fiscal year 2003 from 15.4% for the second quarter of the prior year. For the first six months of fiscal year 2003, gross profit as a percentage of net sales increased to 18.9% from 12.1% for the first six months of the prior year. The higher gross profit percentage was primarily the result of lower raw material prices and lower manufacturing cost, partially offset by the lower selling prices. Lower manufacturing cost was driven by improvements in efficiencies at the Company’s Edgefield, Maiden and Honduras facilities and cost reduction programs.

Selling, general and administrative expenses, including the provision for bad debts, for the second quarter of fiscal year 2003 were $3.0 million, or 10.1% of sales, an increase of $0.4 million from $2.7 million, or 11.0% of sales, in the second quarter of the prior year. Distribution expense increased $0.2 million as a result of the increased shipping volume during the quarter and expenses related to the new Florida distribution center that is expected to open in the third quarter of the fiscal year. Bad debt expense increased $0.1 million as a result of the higher accounts receivable balance at December 28, 2002. Selling, general and administrative expenses, including the provision for bad debts, for the first six months of fiscal year 2003 were $5.9 million, or 10.0% of net sales, an increase of $0.5 million from $5.3 million, or 9.6% of net sales, in the first six months of the prior year. The increase is mainly the result of an increase of $0.4 million in general and administrative expenses. The increase was the result of higher incentive compensation expense resulting from the increased operating earnings.

Other income for the second quarter of prior fiscal year was $0.1 million, resulting from the Company’s gain on the sale of its building in Washington, Georgia in November 2001. Other expense for the first six months of fiscal year 2003 was $0.1 million compared with other income of $0.2 million for the first six months of the prior year. In July 2002, the Company sold its cotton options, resulting in a loss of $0.1 million. The options had been marked to market, resulting in a $0.3 million gain during the fourth quarter of fiscal year 2002.

Operating income for the second quarter of fiscal year 2003 was $2.1 million, an increase of $0.8 million, or 69.4%, from $1.2 million for the second quarter of the prior year. The increase in operating income was the result of the increased gross profit, partially offset by the higher selling, general and administrative expenses. Operating income for the first six months of fiscal year 2003 was $5.1 million, an increase of $3.6 million, or 231.6%, from $1.5 million for the first six months of the prior year. The increase in operating income was the result of the increased gross profit, partially offset by the higher selling, general and administrative expenses and other expenses.

Net interest expense for the second quarter of fiscal year 2003 was $0.2 million, a 23.0% increase from $0.1 million for the second quarter of the prior year. The increase in interest expense resulted from an increase in average debt outstanding, partially offset by a reduction in the average interest rates of over 100 basis points. Net interest expense for the first six months of fiscal year 2003 was $0.3 million, a 13.1% decrease from $0.4 million for the first six months of the prior year. The reduction in interest expense resulted from a reduction in average interest rates.

The effective tax rate for the second quarter of fiscal year 2003 was 38.7% compared to 36.9% for the second quarter of the prior year and 33.0% for the fiscal year ended June 29, 2002. In fiscal year 2002, the Company reversed the valuation allowance against its state net operating loss carryforwards, resulting in the effective tax rate of 33.0%. Based upon its assessment of current results and future outlooks, the Company believes these state net operating losses will be used in the upcoming years. The Company expects its annualized effective tax rate to more closely approximate statutory rates for fiscal year 2003.

Net income for the second quarter of fiscal year 2003 was $1.2 million, an increase of $0.5 million, or 70.4% from net income of $0.7 million for the second quarter of the prior year. Net income for the first six months of fiscal year 2003 was $2.9 million, an increase of $2.2 million, or 297.0%, from net income of $0.7 million for the first six months of the prior year. The increase in net income was due to the factors described above.

Accounts receivable decreased $5.1 million from June 29, 2002 to $17.7 million on December 28, 2002. The decrease was a result of lower sales during the quarter ended December 28, 2002 compared to the quarter ended June 29, 2002. In addition, days sales outstanding were 50 days at December 28, 2002 compared to 52 days at June 29, 2002.

Inventories at December 28, 2002 totaled $50.2 million compared to $35.5 million at June 29, 2002. The increase in inventory is primarily the result of planned inventory increases to support the opening of the Company’s Florida distribution center and the Company’s anticipated sales growth for fiscal year 2003. The Company also increased its raw material inventory to take advantage of lower cotton prices and to support its increased textile capacity.

Capital expenditures in the second quarter of fiscal year 2003 were $1.3 million compared to $0.4 million in the second quarter of the prior year. Capital expenditures in the first six months of fiscal year 2003 were $2.0 million compared to $1.1 million in the first six months of the prior year. The expenditures during fiscal year 2003 primarily related to increasing capacity and lowering costs in the Company’s Edgefield, Maiden and Fayette facilities. The expenditures during fiscal year 2002 primarily related to increasing capacity and lowering costs in its Edgefield and Maiden plants. The Company is currently evaluating the need to make expenditures during the second half of the fiscal year to increase the production capacity of its Fayette facility.

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

Delta Apparel’s operating activities used cash of $8.8 million in the first six months of fiscal year 2003 and provided cash of $15.5 million in the first six months of the prior year. The cash used in the first six months of fiscal year 2003 was primarily the result of increases in inventory and decreases in accrued expenses, offset partially by net income plus depreciation and a reduction in accounts receivable. The cash provided in the first six months of the prior year was primarily due to a reduction in accounts receivable and inventory and net income plus depreciation.

At December 28, 2002, the Company had an $8.9 million outstanding balance under its revolving credit facility at an average interest rate of 3.79%. The interest rate on its term loan at December 28, 2002 was 3.44%.

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

During the second quarter of fiscal year 2003, the Company purchased 30,100 shares of common stock for a total cost of $0.4 million pursuant to its Stock Repurchase Program. Since the inception of the program, the Company has purchased 278,704 shares of its stock under the program for a total cost of $2.8 million. The Company has authorization from the Board of Directors to spend up to an aggregate of $6.0 million for share repurchases under the Stock Repurchase Program. All purchases are made at the discretion of management.

In fiscal year 2002, the Company purchased 676,286 shares of its stock (adjusted to reflect the 2-for-1 stock split effective as of September 20, 2002) at an aggregate cost, including offering expenses, of $7.6 million, pursuant to its Dutch Tender Offer.

Dividend Program

On October 21, 2002, the board declared a cash dividend pursuant to the Company’s quarterly dividend program of five cents per share of common stock. The dividend was paid on November 18, 2002 to shareholders of record as of the close of business on November 6, 2002. On January 16, 2003, the board declared a cash dividend of five cents per share of common stock payable February 17, 2003 to shareholders of record as of the close of business on February 5, 2003. Although the Board may terminate or amend the program at any time, the Company currently expects to continue the quarterly dividend program of five cents per share.

CRITICAL ACCOUNTING POLICIES

There have been no changes in our critical accounting policies since the filing of our Annual Report on Form 10-K for the year ended June 29, 2002.

NEW ACCOUNTING STANDARDS

In August 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company adopted SFAS 143 in its first quarter of fiscal year 2003. The adoption of SFAS 143 had no impact on the Company’s financial statements.

In August 2001, the FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company adopted SFAS 144 in its first quarter of fiscal year 2003. The adoption of SFAS 144 had no impact on the Company’s financial statements.

In April 2002, the FASB issued SFAS 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. The Company adopted SFAS 145 in its fourth quarter of fiscal year 2002. The adoption of SFAS 145 had no impact on the Company’s financial statements.

In June 2002, the FASB issued SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses financial accounting and reporting for costs associated with exit or disposal activities. The Company is required and plans to adopt the provisions of SFAS 146 for the quarter ending March 29, 2003. The Company does not believe that the adoption of SFAS 146 will have a material impact on the Company’s financial statements.

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

On May 27, 2002, the Company received a renewal of its National Pollution Discharge Elimination System (“NPDES”) permit from the North Carolina Department of Environment and Natural Resources, Division of Water Quality (the “DWQ”) for its Maiden, North Carolina textile plant. Among other things, the new permit requires the Company to reduce its effluent (waste discharge) color to specified color concentration limits. The color concentration limits are gradually lowered over time (one limit for the first 12 months, a lower limit in the next 12 months, and a lower limit thereafter). The Company believes that the DWQ exceeded its authority and jurisdiction and acted arbitrarily in imposing this requirement on the Company under the new permit and on July 23, 2002 filed an appeal with the Office of Administrative Hearings of Catawba County, North Carolina. On January 21, 2003, the Company and DWQ began a hearing on the matter before an Administrative Law Judge (“ALJ”)(any decision of the ALJ is not binding on the DWQ or the Company, and either party can further appeal an unfavorable decision to the DWQ decision-maker, and if necessary, to the North Carolina Superior Court). The parties have reached a tentative settlement of the dispute and have stayed the hearing for 30 days so that they have an opportunity to finalize in writing the agreement. The tentative agreement, in relevant part, provides as follows: (1) Delta Apparel would have one year to research and test alternative color removal technologies; (2) Delta Apparel would select and implement one of these alternative color removal technologies during the following year; and (3) the amount of measurable color permitted in the Company’s influent would be increased for the two year period during which the Company must identify and implement alternative color removal technologies, after which the limit on color in the Company’s effluent for the remainder of the permit period would be the current limit contained in Delta Apparel’s NPDES permit.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

COMMODITY RISK SENSITIVITY

The Company purchases cotton from approximately eleven established merchants with whom it has long-standing relationships. The majority of the Company’s purchases are executed using “on-call” contracts. These on-call arrangements are used to ensure that an adequate supply of cotton is available for the Company’s requirements. Under on-call contracts, the Company agrees to purchase specific quantities for delivery on specific dates, with pricing to be determined at a later time. Prices are set according to prevailing prices, as reported by the New York Cotton Exchange, at the time of the Company’s election to fix specific contracts.

Cotton on-call with a fixed price at December 28, 2002 was valued at $6.8 million, and is scheduled for delivery January 2003 and March 2003. At December 28, 2002, the Company had unpriced contracts for deliveries between January 2003 and March 2004. Based on the prevailing price at December 28, 2002, the value of these unpriced commitments is approximately $14.7 million. At December 28, 2002, a 10% decline in the market price of the cotton covered by Delta Apparel’s fixed price contracts would have had a negative impact of approximately $0.7 million on the value of the contracts. At June 29, 2002, cotton on-call with a fixed price was valued at $15.0 million. At June 29, 2002, a 10% decline in the market price of the cotton covered by Delta Apparel’s fixed price contracts would have had a negative impact of approximately $1.5 million. The effect of a 10% decline in the market price of cotton on Delta Apparel’s fixed price contracts would have been less at December 28, 2002 than at June 29, 2002 because the value of Delta Apparel’s fixed price cotton on-call contracts was less on December 28, 2002. Daily price fluctuations are minimal, yet long-term trends in price movement can result in unfavorable pricing of cotton for Delta Apparel.

The Company uses derivatives, including cotton option contracts, to manage its exposure to movements in commodity prices. On December 28, 2002, Delta Apparel did not own any cotton options.

INTEREST RATE SENSITIVITY

Delta Apparel’s credit agreement provides that the interest rate on outstanding amounts owed shall bear interest at variable rates. If the amount of outstanding indebtedness at December 28, 2002 under the revolver and term loan had been the amount outstanding during the entire three months ended December 28, 2002 and the interest rate on this outstanding indebtedness had been increased by 100 basis points, Delta Apparel’s interest expense would have been approximately $34,000, or 19.8%, higher during the quarter. This compares to an increase of $57,000 or 8.4% for the 2002 fiscal year, or an average of $14,250 per quarter, based on the outstanding indebtedness at June 29, 2002. The increase is due to the amount outstanding under the Company’s revolver and term loan being higher at December 28, 2002 than at June 29, 2002. The actual increase in interest expense resulting from a change in interest rates would depend on the magnitude of the increase in rates and the average principal balance outstanding.

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

Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On May 27, 2002, the Company received a renewal of its National Pollution Discharge Elimination System (“NPDES”) permit from the North Carolina Department of Environment and Natural Resources, Division of Water Quality (the “DWQ”) for its Maiden, North Carolina textile plant. Among other things, the new permit requires the Company to reduce its effluent (waste discharge) color to specified color concentration limits. The color concentration limits are gradually lowered over time (one limit for the first 12 months, a lower limit in the next 12 months, and a lower limit thereafter). The Company believes that the DWQ exceeded its authority and jurisdiction and acted arbitrarily in imposing this requirement on the Company under the new permit and on July 23, 2002 filed an appeal with the Office of Administrative Hearings of Catawba County, North Carolina. On January 21, 2003, the Company and DWQ began a hearing on the matter before an Administrative Law Judge (“ALJ”)(any decision of the ALJ is not binding on the DWQ or the Company, and either party can further appeal an unfavorable decision to the DWQ decision-maker, and if necessary, to the North Carolina Superior Court). The parties have reached a tentative settlement of the dispute and have stayed the hearing for 30 days so that they have an opportunity to finalize in writing the agreement. The tentative agreement, in relevant part, provides as follows: (1) Delta Apparel would have one year to research and test alternative color removal technologies; (2) Delta Apparel would select and implement one of these alternative color removal technologies during the following year; and (3) the amount of measurable color permitted in the Company’s influent would be increased for the two year period during which the Company must identify and implement alternative color removal technologies, after which the limit on color in the Company’s effluent for the remainder of the permit period would be the current limit contained in Delta Apparel’s NPDES permit.

The Company does not currently have an estimate of the amount of additional annual expenses, if any, that the Company may incur in the future in order to comply with the new permit, and there can be no assurance that the cost of compliance will not be material to the financial condition of the Company.

Item 4. Submission of Matters to a Vote of Security Holders

The following summarizes the votes at the Annual Meeting of the Company’s shareholders held on November 12, 2002:

				Broker
Election of Directors	For	Withheld	Abstentions	Nonvotes

David S. Fraser	3,997,215	0	8,184	N/A
William F. Garrett	3,997,495	0	7,904	N/A
C.C. Guy	4,003,733	0	1,666	N/A
Robert W. Humphreys	4,003,779	0	1,620	N/A
Dr. James F. Kane	3,998,167	0	7,232	N/A
Dr. Max Lennon	4,002,959	0	2,440	N/A
E. Erwin Maddrey, II	4,003,575	0	1,824	N/A
Buck A. Mickel	4,002,355	0	3,044	N/A

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits.

99.1	Certificate pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by Robert W. Humphreys, President and Chief Executive Officer.

99.2	Certificate pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by Herbert M. Mueller, Vice President and Chief Financial Officer.

(b)  Reports on Form 8-K.

     No reports on Form 8-K were filed by the Company during the fiscal quarter ended December 28, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DELTA APPAREL, INC. (Registrant)

January 28, 2003	By:	/s/ Herbert M. Mueller

Date		Herbert M. Mueller Vice President, Chief Financial Officer and Treasurer

CERTIFICATIONS

I, Robert W. Humphreys, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Delta Apparel, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

	a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 27, 2003	/s/ Robert W. Humpheys

President and Chief Executive Officer

CERTIFICATIONS

I, Herbert M. Mueller, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Delta Apparel, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

	a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 28, 2003	/s/ Herbert M. Mueller

Vice President and Chief Financial Officer