Form 10-Q
period 2003-03-29
DELTA APPAREL INC
filed 2003-04-29
CIK 1101396

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
 FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

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

Yes  [X]      No  [  ].

As of April 18, 2003, there were outstanding 4,012,480 shares of the registrant’s common stock, par value of $0.01, which is the only class of the outstanding common or voting stock of the registrant.

INDEX

		Page
PART 1.	Financial Information

Item 1.	Financial Statements

	Interim Condensed Consolidated Financial Statements (Unaudited):

	Condensed Consolidated Balance Sheets— March 29, 2003 and June 29, 2002	3

	Condensed Consolidated Statements of Income— Three months and nine months ended March 29, 2003 and March 30, 2002	4

	Condensed Consolidated Statements of Cash Flows— Nine months ended March 29, 2003 and March 30, 2002	5

	Notes to Condensed Consolidated Financial Statements	6-7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8-11

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	11

Item 4.	Controls and Procedures	12

PART II.	Other Information

Item 1.	Legal Proceedings	12-13

Item 6.	Exhibits and Reports on Form 8-K	13

Signatures		14

Certifications		15-16

Exhibits		17-18

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

DELTA APPAREL, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except shares and per share amounts)
(Unaudited)

Assets	March 29,	June 29,
	2003	2002

Current assets:
Cash	$228	$4,102
Accounts receivable, net	20,238	22,812
Inventories	50,373	35,483
Prepaid expenses and other current assets	1,745	1,835
Income tax receivable	667	—
Deferred income taxes	695	1,119

Total current assets	73,946	65,351

Property, plant and equipment, net	22,157	22,992
Other assets	68	3

Total assets	$96,171	$88,346

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$17,987	$17,718
Income tax payable	—	1,860
Current portion of long-term debt	2,000	2,000

Total current liabilities	19,987	21,578

Long-term debt	9,909	3,667
Deferred income taxes	722	700
Other liabilities	1,371	1,123

Total liabilities	31,989	27,068

Stockholders’ equity:
Preferred stock—2,000,000 shares authorized; none issued and outstanding	—	—
Common stock * —par value $.01 a share, 7,500,000 shares authorized, 4,823,486 shares issued, and 4,012,480 and 4,029,302 shares outstanding as of March 29, 2003 and June 29, 2002, respectively	48	48
Additional paid-in capital	53,889	53,889
Retained earnings	19,501	15,912
Treasury stock * —811,006 and 794,184 shares as of March 29, 2003 and June 29, 2002, respectively	(9,256)	(8,571)

Total stockholders’ equity	64,182	61,278

Total liabilities and stockholders’ equity	$96,171	$88,346

* Adjusted to reflect 2-for-1 stock split effective as of September 20, 2002

See accompanying notes to condensed consolidated financial statements.

DELTA APPAREL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended

	March 29,	March 30,	March 29,	March 30,
	2003	2002	2003	2002

Net sales	$33,870	$32,860	$92,755	$88,211
Cost of goods sold	27,755	26,618	75,515	75,261

Gross profit	6,115	6,242	17,240	12,950

Selling, general and administrative expenses	3,311	2,941	9,147	8,180
Provision for bad debts	175	135	207	236
Other expense (income)	12	25	154	(149)

Operating income	2,617	3,141	7,732	4,683

Interest expense, net	209	157	527	524

Income before income taxes	2,408	2,984	7,205	4,159

Income tax expense	923	1,106	2,774	1,540

Net income	$1,485	$1,878	$4,431	$2,619

Earnings per share
Basic	$0.37	$0.46	$1.09	$0.58
Diluted	$0.35	$0.43	$1.05	$0.55

Weighted average number of shares outstanding *	4,053	4,075	4,056	4,495
Dilutive effect of stock options*	154	244	149	230

Weighted average number of shares assuming dilution*	4,207	4,319	4,205	4,725

* Adjusted to reflect 2-for-1 stock split effective as of September 20, 2002

      See accompanying notes to condensed consolidated financial statements.

DELTA APPAREL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(in thousands)
(Unaudited)

	Nine Months Ended

	March 29,	March 30,
	2003	2002

Operating activities:
Net income	$4,431	$2,619
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	4,425	4,746
Deferred income taxes	446	(103)
Loss (gain) on sale of property and equipment	34	(95)
Changes in operating assets and liabilities:
Accounts receivable	2,574	4,687
Inventories	(14,890)	2,256
Prepaid expenses and other current assets	90	334
Other noncurrent assets	(65)	87
Accounts payable and accrued expenses	979	(89)
Income taxes	(2,527)	2,747
Other liabilities	248	343

Net cash (used in) provided by operating activities	(4,255)	17,532

Investing activities:
Purchases of property, plant and equipment	(3,659)	(1,790)
Proceeds from sale of property, plant and equipment	35	164

Net cash used in investing activities	(3,624)	(1,626)

Financing activities:
Proceeds from (repayment of) revolving credit facility, net	7,742	(4,685)
Repayment of long-term financing	(1,500)	(1,500)
Repurchase of common stock	(1,919)	(9,114)
Proceeds from exercise of stock options	299	23
Dividends paid	(617)	—

Net cash provided by (used in) financing activities	4,005	(15,276)

Increase (decrease) in cash	(3,874)	630

Cash at beginning of period	4,102	165

Cash at end of period	$228	$795

Supplemental cash flow information:
Cash paid during the period for interest	$364	$409

Cash paid during the period for income taxes	$4,788	$97

Noncash financing activity—issuance of common stock	$710	$24

See accompanying notes to condensed consolidated financial statements.

DELTA APPAREL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note A—Basis of Presentation

The interim condensed consolidated financial statements for the three and nine months ended March 29, 2003 and March 30, 2002, included herein, have been prepared in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended March 29, 2003 are not necessarily indicative of the results that may be expected for the year ending June 28, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended June 29, 2002, filed with the Securities and Exchange Commission.

All references in the financial statements and related notes with regard to the number of shares or average number of shares of common stock and related prices, dividends and per share amounts have been restated to reflect the 2-for-1 stock split effective as of September 20, 2002.

Note B—Inventories

Inventories consist of the following:

	March 29,	June 29,
	2003	2002

Raw materials	$5,869	$4,644
Work in process	16,761	10,510
Finished goods	27,743	20,329

	$50,373	$35,483

Note C—Income Taxes

The effective income tax rate on pretax income for the nine months ended March 29, 2003 was 38.5%, compared to 33.0% for the fiscal year ended June 29, 2002. In fiscal year 2002, the Company reversed the valuation allowance against its state net operating loss carryforwards, resulting in the effective tax rate of 33.0%. Based upon its assessment of current results and future outlooks, the Company believes these state net operating losses will be used in the upcoming years. The Company expects its annualized effective tax rate to more closely approximate statutory rates for fiscal year 2003.

Note D—Stock Options and Incentive Stock Awards

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

The following table illustrates the effect on net income and earnings per share as if the fair value based method had been applied to all outstanding and unvested options and awards in each period. Information included below has been adjusted to reflect the 2-for-1 stock split effective as of September 20, 2002.

	Three Months Ended		Nine Months Ended

	March 29,	March 30,	March 29,	March 30,
	2003	2002	2003	2002

Net income, as reported	$1,485	$1,878	$4,431	$2,619
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	110	89	374	242
Deduct: Total stock-based employee compensation expense determined under fair value based method for all options and awards, net of related tax effects	(81)	(53)	(244)	(161)

Pro forma net income	$1,514	$1,914	$4,561	$2,700

Earnings per share:
Basic—as reported	$0.37	$0.46	$1.09	$0.58
Basic—pro forma	$0.37	$0.47	$1.12	$0.60

Diluted—as reported	$0.35	$0.43	$1.05	$0.55
Diluted—pro forma	$0.36	$0.44	$1.08	$0.57

Note E—Purchase Contracts

The Company has entered into agreements, and has fixed prices, to purchase cotton and natural gas for use in its manufacturing operations. At March 29, 2003, minimum payments under these contracts to purchase cotton and natural gas with non-cancelable contract terms were $7.2 million and $0.2 million, respectively.

Note F—Computation of Basic and Diluted Net Earnings per Share (EPS)

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

Note G—Stockholders’ Equity

Stock Repurchase Program
On November 1, 2000, the Board of Directors authorized the repurchase by the Company in open market transactions of up to $3.0 million of Delta Apparel common stock (“Stock Repurchase Program”). All purchases are made at the discretion of management. On September 13, 2002, the Board of Directors authorized the repurchase by the Company in open market transactions of up to an additional $3.0 million of Delta Apparel common stock pursuant to its Stock Repurchase Program, bringing the total amount authorized to $6.0 million. During the three months ended March 29, 2003, the Company purchased 81,500 shares of Delta Apparel common stock for an aggregate of $1.2 million. Since the inception of the Stock Repurchase Program, the Company has purchased 360,204 shares of Delta Apparel common stock pursuant to the program for an aggregate of $4.1 million.

Quarterly Dividend Program
On January 16, 2003, the Board declared a cash dividend pursuant to the Company’s quarterly dividend program of five cents per share of common stock. The dividend was paid on February 17, 2003 to shareholders of record as of the close of business on February 5, 2003. On April 17, 2003, the Board increased the cash dividend and declared a cash dividend of six cents per share of common stock payable May 19, 2003 to shareholders of record as of the close of business on May 7, 2003. Although the Board may terminate or amend the program at any time, the Company currently expects to continue the quarterly dividend program.

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

BUSINESS OUTLOOK

During the quarter ended March 29, 2003, Delta Apparel continued its sales growth with a 3.1% increase in sales from the prior year third quarter, establishing a record for sales in the third quarter of the fiscal year. The Company expects to continue its sales growth in the final quarter of the fiscal year.

Price deterioration in basic tees that began at the end of the first quarter of fiscal year 2003 continued into the beginning of the second fiscal quarter. The deepest discounting occurred in November and prices began to stabilize in December. During the quarter ended March 29, 2003, average selling prices increased $0.15 per dozen from the prior quarter; however, average prices remained $1.23 per dozen lower than the prior year third quarter. Although the retail environment appears to be weak, the Company continues to grow its business by opening new accounts and taking steps to better serve its customers. During the third quarter, the Company shipped approximately 75% of its business direct to catalog customers, 11% to distributors and 14% to private label accounts. The private label programs that were taken in the second quarter began shipping in the third quarter and private label shipments are expected to increase in the fourth fiscal quarter. The Company expects the higher private label shipments to continue into the next fiscal year.

The Company opened its new Florida distribution center in February 2003 and began shipping in the same month. During the quarter, Delta Apparel shipped approximately $0.8 million in gross sales from this facility. The Company expects the Florida distribution center to be an integral part of the growth strategy in the fourth fiscal quarter and for the next fiscal year. During the quarter, the Company continued to increase its pick and pack operations, allowing its customers to order products by the piece or by the dozen, in addition to full case quantities. The Company believes this allows it to service a new segment of customers and looks forward to the continued growth in this area.

Delta Apparel’s operating profit for the quarter ended March 29, 2003 was negatively impacted by a number of unusual factors. Both of its textile facilities incurred unplanned shutdowns due to winter storms and cold weather. In addition, the Company began dye operations and rebuilt a dryer in its Fayette textile facility. This resulted in additional expenses related to the start-up and increased supply costs. Style changeovers and private label style start-ups in the Company’s sewing operations caused lower productivity and higher off quality than the levels achieved in the last several quarters. Although the Company incurred these unusual costs during the third fiscal quarter, considerable progress was made in operational areas during the last few weeks of the third quarter. Recently, the Company achieved new production output records in its Edgefield yarn facility. The Company expects much improved performance from all of its facilities during the fourth fiscal quarter.

Inventory levels on March 29, 2003 were consistent with inventory levels in the previous quarter and are expected to be at the level needed to support the seasonally high demand that is experienced in the fourth fiscal quarter. The Company expects raw material inventories to decrease significantly during the fourth fiscal quarter and expects in-process inventory to decrease slightly over the next fiscal year.

Overall, Delta Apparel expects to see continued sales growth and improved operating profits for the remainder of fiscal year 2003.

RESULTS OF OPERATIONS

Net sales for the third quarter of fiscal year 2003 were $33.9 million, an increase of $1.0 million, or 3.1%, from net sales of $32.9 million for the third quarter of the prior year. The increase in net sales was the result of higher unit sales (up 10.4%, accounting for $3.4 million) partially offset by lower average selling prices (down 6.6%, accounting for $2.4 million). Sales of heavyweight adult and youth short sleeve tees and private label programs drove the volume increase for the quarter. Lower average selling prices were primarily the result of price promotions on the basic adult short sleeve white and colored tees driven by competitors in the marketplace. Net sales for the first nine months of fiscal year 2003 were $92.8 million, an increase of $4.5 million, or 5.2%, from net sales of $88.2 million for the first nine months of the prior year. The increase in net sales was the result of higher unit sales (up 10.7%, accounting for $9.4 million) partially offset by lower average selling prices (down 5.0%, accounting for $4.9 million). Although the Company expects its sales during fiscal year 2003 to exceed its fiscal year 2002 sales, there can be no assurance that the Company will achieve this expected sales growth.

Gross profit as a percentage of net sales decreased to 18.1% in the third quarter of fiscal year 2003 from 19.0% in the third quarter of the prior year. The lower gross profit percentage during the third fiscal quarter was the result of lower average selling prices, partially offset by lower raw material costs. Manufacturing costs were higher than expected, as the Company began producing dyed fabric and rebuilt a dryer at its Fayette plant during the quarter. This resulted in excess start-up and supply costs during the quarter ended March 29, 2003. In addition, style changeovers and private label style start-ups caused lower productivity and higher off quality levels in the Company’s sewing facilities. For the first nine months of fiscal year 2003, gross profit as a percentage of net sales increased to 18.6% from 14.7% for the first nine months of the prior year. The higher gross profit percentage for the nine months ending March 29, 2003 is the result of lower raw material prices and lower manufacturing cost, partially offset by the lower selling prices. Lower manufacturing cost was driven by improvements in efficiencies at the Company’s Edgefield and Maiden facilities and cost reduction programs.

Selling, general and administrative expenses, including the provision for bad debts, for the third quarter of fiscal year 2003 were $3.5 million, or 10.3% of sales, an increase of $0.4 million from $3.1 million, or 9.4% of sales, in the third quarter of the prior year. Distribution expense increased $0.3 million as a result of the increased shipping volume during the quarter and expenses related to the new Florida distribution center that opened in February 2003. Selling costs increased $1.0 million mainly as a result of higher commission expense as a result of the increased sales during the quarter. Selling, general and administrative expenses, including the provision for bad debts, for the first nine months of fiscal year 2003 were $9.4 million, or 10.1% of net sales, an increase of $0.9 million from $8.4 million, or 9.5% of net sales, in the first nine months of the prior year. The increase is mainly the result of a $0.4 million increase in distribution costs and a $0.4 million increase in general and administrative expenses. The increase in distribution costs is mainly the result of the increased shipping volume and expenses related to the new Florida distribution center. The increase in general and administrative expenses was the result of higher incentive compensation expense resulting from the increased operating earnings.

Other expense for the first nine months of fiscal year 2003 was $0.2 million compared with other income of $0.1 million for the first nine months of the prior year. The fiscal year 2003 expense mainly relates to a $0.1 million loss on the sale of cotton options in July 2002. These options had been marked to market in the fourth quarter of fiscal year 2002, resulting in a $0.3 million gain in the fourth fiscal quarter of 2002. The fiscal year 2002 income mainly relates to a $0.1 million gain on the sale of the Company’s Washington, Georgia building in November 2001.

Operating income for the third quarter of fiscal year 2003 was $2.6 million, a decrease of $0.5 million, or 16.7%, from $3.1 million for the third quarter of the prior year. The decrease in operating income was the result of the decreased gross profit and increased selling, general and administrative expenses. Operating income for the first nine months of fiscal year 2003 was $7.7 million, an increase of $3.0 million, or 65.1%, from $4.7 million for the first nine months of the prior year. The increase in operating income was the result of the increased gross profit, partially offset by the higher selling, general and administrative expenses and other expenses.

Net interest expense for the third quarter of fiscal year 2003 was $0.2 million, consistent with the third quarter of the prior year. Net interest expense for the first nine months of fiscal year 2003 was $0.5 million, which is consistent with net interest expense for the first nine months of the prior year. Higher average borrowings were offset by decreases in average interest rates to result in consistent net interest expense for the nine-month periods.

The effective tax rate for the third quarter of fiscal year 2003 was 38.3% compared to 37.1% for the third quarter of the prior year and 33.0% for the fiscal year ended June 29, 2002. In fiscal year 2002, the Company reversed the valuation allowance against its state net operating loss carryforwards, resulting in the effective tax rate of 33.0%. Based upon its assessment of current results and future outlooks, the Company believes these state net operating losses will be used in the upcoming years. The Company expects its annualized effective tax rate to more closely approximate statutory rates for fiscal year 2003.

Net income for the third quarter of fiscal year 2003 was $1.5 million, a decrease of $0.4 million, or 20.9% from net income of $1.9 million for the third quarter of the prior year. Net income for the first nine months of fiscal year 2003 was $4.4 million, an increase of $1.8 million, or 69.2%, from net income of $2.6 million for the first nine months of the prior year.

Accounts receivable decreased $2.6 million from June 29, 2002 to $20.2 million on March 29, 2003. The decrease was a result of lower sales during the quarter ended March 29, 2003 compared to the quarter ended June 29, 2002, partially offset by higher days sales outstanding. Days sales outstanding were 55 days at March 29, 2003 compared to 52 days at June 29, 2002.

Inventories at March 29, 2003 totaled $50.4 million compared to $35.5 million at June 29, 2002. The increase in inventory is primarily the result of planned inventory increases to support the opening of the Company’s Florida distribution center and the Company’s anticipated sales growth for fiscal year 2003. The Company also increased its raw material inventory to take advantage of lower cotton prices and to support its increased textile capacity.

Capital expenditures in the third quarter of fiscal year 2003 were $1.6 million compared to $0.7 million in the third quarter of the prior year. Capital expenditures in the first nine months of fiscal year 2003 were $3.7 million compared to $1.8 million in the first nine months of the prior year. The expenditures during fiscal year 2003 primarily related to increasing capacity and lowering costs in the Company’s Edgefield, Maiden and Fayette facilities. The expenditures during fiscal year 2002 primarily related to increasing capacity and lowering costs in its Edgefield and Maiden plants.

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

Delta Apparel’s operating activities used cash of $4.3 million in the first nine months of fiscal year 2003 and provided cash of $17.5 million in the first nine months of the prior year. The cash used in the first nine months of fiscal year 2003 was primarily the result of increases in inventory, offset partially by net income plus depreciation. The cash provided in the first nine months of the prior year was primarily due to a reduction in accounts receivable and inventory and net income plus depreciation.

At March 29, 2003, the Company had a $7.7 million outstanding balance under its revolving credit facility at an average interest rate of 3.34%. The interest rate on its term loan at March 29, 2003 was 3.34%.

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

Purchases by Delta Apparel of its Own Shares

During the third quarter of fiscal year 2003, the Company purchased 81,500 shares of common stock for a total cost of $1.2 million pursuant to its Stock Repurchase Program. Since the inception of the program, the Company has purchased 360,204 shares of its stock under the program for a total cost of $4.1 million. The Company has authorization from the Board of Directors to spend up to an aggregate of $6.0 million for share repurchases under the Stock Repurchase Program. All purchases are made at the discretion of management.

In fiscal year 2002, the Company purchased 676,286 shares of its stock (adjusted to reflect the 2-for-1 stock split effective as of September 20, 2002) at an aggregate cost, including offering expenses, of $7.6 million, pursuant to its Dutch Tender Offer.

Dividend Program

On January 16, 2003, the board declared a cash dividend pursuant to the Company’s quarterly dividend program of five cents per share of common stock. The dividend was paid on February 17, 2003 to shareholders of record as of the close of business on February 5, 2003. On April 17, 2003, the Board increased the cash dividend and declared a cash dividend of six cents per share of common stock payable May 19, 2003 to shareholders of record as of the close of business on May 7, 2003. Although the Board may terminate or amend the program at any time, the Company currently expects to continue the quarterly dividend program.

CRITICAL ACCOUNTING POLICIES

There have been no changes in our critical accounting policies since the filing of our Annual Report on Form 10-K for the year ended June 29, 2002.

NEW ACCOUNTING STANDARDS

In June 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses financial accounting and reporting for costs associated with exit or disposal activities. The Company adopted SFAS 146 in its third quarter of fiscal year 2003. The adoption of SFAS 146 had no impact on the Company’s financial statements.

In December 2002, the FASB issued SFAS 148, Accounting for Stock-Based Compensation—Transition and Disclosure, which amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company adopted SFAS 148 in its third quarter of fiscal year 2003.

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

On May 27, 2002, the Company received a renewal of its National Pollution Discharge Elimination System (“NPDES”) permit from the North Carolina Department of Environment and Natural Resources, Division of Water Quality (“DWQ”) for its Maiden, North Carolina textile plant. Among other things, the new permit requires the Company to reduce its effluent (waste discharge) color to specified color concentration limits. The color concentration limits are gradually lowered over time (one limit for the first 12 months, a lower limit in the next 12 months, and a lower limit thereafter). The Company believes that the DWQ exceeded its authority and jurisdiction and acted arbitrarily in imposing this requirement on the Company under the new permit and on July 23, 2002 filed an appeal with the Office of Administrative Hearings of Catawba County, North Carolina. On January 21, 2003, the Company and DWQ began a hearing on the matter before an Administrative Law Judge (“ALJ”)(any decision of the ALJ is not binding on the DWQ or the Company, and either party can further appeal an unfavorable decision to the DWQ decision-maker, and if necessary, to the North Carolina Superior Court). The parties have reached a tentative settlement of the dispute and have stayed the hearing for six months so that they have an opportunity to finalize in writing the agreement. The tentative agreement, in relevant part, provides as follows: (1) Delta Apparel would have one year to research and test alternative color removal technologies; (2) Delta Apparel would select and implement one of these alternative color removal technologies during the following year; and (3) the amount of measurable color permitted in the Company’s effluent may be decreased as technologically feasible for the two year period during which the Company must identify and implement alternative color removal technologies, after which the limit on color in the Company’s effluent for the remainder of the permit period would be the current limit contained in Delta Apparel’s NPDES permit.

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

Cotton on-call with a fixed price at March 29, 2003 was valued at $7.2 million, and is scheduled for delivery April 2003 and December 2003. At March 29, 2003, the Company had unpriced contracts for deliveries between April 2003 and March 2004. Based on the prevailing price at March 29, 2003, the value of these unpriced commitments is approximately $13.6 million. At March 29, 2003, a 10% decline in the market price of the cotton covered by Delta Apparel’s contracts would have had a negative impact on the value of the contracts of approximately $0.7 million on the fixed price contracts and approximately $1.4 million on the unpriced contracts. At June 29, 2002, cotton on-call with a fixed price was valued at $15.0 million. Based on the prevailing price at June 29, 2002, the value of Delta Apparel’s unpriced commitments was approximately $9.2 million. At June 29, 2002, a 10% decline in the market price of the cotton covered by Delta Apparel’s contracts would have had a negative impact on the value of the contracts of approximately $1.5 million on the fixed price contracts and approximately $0.9 million on the unpriced contracts. The effect of a 10% decline in the market price of cotton on Delta Apparel’s fixed price contracts would have been less at March 29, 2003 than at June 29, 2002 because the value of Delta Apparel’s fixed price cotton on-call contracts was less on March 29, 2003. The effect of a 10% decline in the market price of cotton on Delta Apparel’s unpriced contracts would have been more at March 29, 2003 than at June 29, 2002 because the value of Delta Apparel’s unpriced contracts was more on March 29, 2003. Daily price fluctuations are minimal, yet long-term trends in price movement can result in unfavorable pricing of cotton for Delta Apparel.

The Company uses derivatives, including cotton option contracts, to manage its exposure to movements in commodity prices. In February 2003 and March 2003, Delta Apparel purchased cotton options and did not designate the options as hedge instruments upon inception. Accordingly, changes in the fair market value were marked to market. In March 2003, the Company sold the options that were purchased in February 2003, resulting in a $29,000 gain on the sale of the options. On March 29, 2003, the decrease in fair market value of the cotton options purchased in March 2003 resulted in a recognized loss of $40,000. These options are still owned by Delta Apparel.

INTEREST RATE SENSITIVITY

Delta Apparel’s credit agreement provides that the interest rate on outstanding amounts owed shall bear interest at variable rates. If the amount of outstanding indebtedness at March 29, 2003 under the revolver and term loan had been the amount outstanding during the entire three months ended March 29, 2003 and the interest rate on this outstanding indebtedness had been increased by 100 basis points, Delta Apparel’s interest expense would have been approximately $30,000, or 14.3%, higher during the quarter. This compares to an increase of $57,000 or 8.4% for the 2002 fiscal year, or an average of $14,250 per quarter, based on the outstanding indebtedness at June 29, 2002. The increase is due to the amount outstanding under the Company’s revolver and term loan being higher at March 29, 2003 than at June 29, 2002. The actual increase in interest expense resulting from a change in interest rates would depend on the magnitude of the increase in rates and the average principal balance outstanding.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On May 27, 2002, the Company received a renewal of its National Pollution Discharge Elimination System (“NPDES”) permit from the North Carolina Department of Environment and Natural Resources, Division of Water Quality (“DWQ”) for its Maiden, North Carolina textile plant. Among other things, the new permit requires the Company to reduce its effluent (waste discharge) color to specified color concentration limits. The color concentration limits are gradually lowered over time (one limit for the first 12 months, a lower limit in the next 12 months, and a lower limit thereafter). The Company believes that the DWQ exceeded its authority and jurisdiction and acted arbitrarily in imposing this requirement on the Company under the new permit and on July 23, 2002 filed an appeal with the Office of Administrative Hearings of Catawba County, North Carolina. On January 21, 2003, the Company and DWQ began a hearing on the matter before an Administrative Law Judge (“ALJ”)(any decision of the ALJ is not binding on the DWQ or the Company, and either party can further appeal an unfavorable decision to the DWQ decision-maker, and if necessary, to the North Carolina Superior Court). The parties have reached a tentative settlement of the dispute and have stayed the hearing for six months so that they have an opportunity to finalize in writing the agreement. The tentative agreement, in relevant part, provides as follows: (1) Delta Apparel would have one year to research and test alternative color removal technologies; (2) Delta Apparel would select and implement one of these alternative color removal technologies during the following year; and (3) the amount of measurable color permitted in the Company’s effluent may be decreased for the two year period during which the Company must identify and implement alternative color removal technologies, after which the limit on color in the Company’s effluent for the remainder of the permit period would be the current limit contained in Delta Apparel’s NPDES permit.

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

On April 22, 2003, the Company filed a Current Report on Form 8-K reporting information under Item 9 (Regulation F-d Disclosure and Item 12 (Results of Operations and Financial Condition).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DELTA APPAREL, INC.
(Registrant)

April 24, 2003	By: /s/ Herbert M. Mueller

Date	Herbert M. Mueller
Vice President, Chief Financial Officer and Treasurer

CERTIFICATIONS

I, Robert W. Humphreys, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Delta Apparel, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 24, 2003	/s/ Robert W. Humpheys

President and Chief Executive Officer

CERTIFICATIONS

I, Herbert M. Mueller, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Delta Apparel, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 24, 2003	/s/ Herbert M. Mueller

Vice President and Chief Financial Officer