Form 10-K
period 2003-06-28
DELTA APPAREL INC
filed 2003-08-27
CIK 1101396

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For The Fiscal Year Ended June 28, 2003

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
None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒. As of December 28, 2002, the aggregate market value of the shares of common stock held by nonaffiliates of the registrant (based on the closing price for the common stock on the American Stock Exchange on December 27, 2002) was approximately $44.2 million.

As of August 15, 2003, there were outstanding 4,041,080 shares of the registrant’s common stock, par value $0.01, which is the only class of outstanding common or voting stock of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement to be filed pursuant to Regulation 14A for the 2003 Annual Meeting of Stockholders to be held on November 13, 2003 are incorporated by reference into Part III of this report.

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

All references in this document to Delta Apparel or the Company refer to Delta Apparel, Inc., together with its subsidiaries.

OVERVIEW

Delta Apparel, Inc. (“Delta Apparel” or the “Company”) is a vertically integrated manufacturer and marketer of high quality knit apparel. The Company specializes in selling undecorated T-shirts, golf shirts and activewear tops directly to screen printers and other retail accounts. In addition, the Company sells its products to distributors and private label accounts.

Delta Apparel is a Georgia corporation with its principal executive offices located at 2750 Premiere Parkway, Suite 100, Duluth, Georgia 30097 (telephone number: 678-775-6900). The Company’s common stock trades on the American Stock Exchange under the symbol “DLA”.

Delta Apparel was incorporated on December 10, 1999 as an indirect wholly-owned subsidiary of Delta Woodside Industries, Inc. (“Delta Woodside”). On June 30, 2000, Delta Woodside distributed all of the outstanding shares of Delta Apparel to the shareholders of Delta Woodside. Prior to May 2000, the business of the Company was conducted by the Delta Apparel Company division of various subsidiaries of Delta Woodside. In May 2000, Delta Woodside reorganized its subsidiaries and divisions, and all of the assets and operations of the Delta Apparel Company division were transferred to the Company or its subsidiaries, and the Company became a direct wholly-owned subsidiary of Delta Woodside.

PRODUCTS

Delta Apparel markets high quality knit apparel garments for the entire family. The Company’s products are marketed under the Delta Pro-Weight, Delta Magnum Weight, and Quail Hollow® Sportswear brand names. Delta Apparel’s product lines include T-shirts, golf shirts and activewear tops.

DELTA PRO-WEIGHT: The Pro-Weight line represents a variety of 5.5 oz 100% cotton silhouettes. Short sleeve, long sleeve and Baseball Practice tees are available in both youth and adult sizes in a variety of colors. Specialty items that are also available for adults include pocket tees, tank tops, sleeveless tees, Pigment-Dyed tees, and a wide color selection of Ringer tees.

DELTA MAGNUM WEIGHT: The Magnum Weight line is designed to give the customer a variety of silhouettes in a heavier 6.1oz, 100% cotton fabric. Programs in this category provide a consistent quality of short sleeve and long sleeve products in a wide range of colors, available from juvenile to adult sizes, up to 5X.

QUAIL HOLLOW®: The Quail Hollow® line includes adult golf shirts, ladies tees and junior tees. The ladies and juniors programs feature an assortment of styles developed specifically for misses, plus sizes and young juniors. Adult golf shirts are offered in heavy weight 100% cotton jersey styles with fashion trims, or in solid color ringspun pique.

MARKETING

Delta Apparel’s marketing is performed primarily by employed sales personnel located throughout the country. Delta Apparel also utilizes independent sales representatives. Sales personnel call directly on the retail marketplace, contacting screen printing companies, distributors and mass marketers.

Approximately 72% of Delta Apparel’s fiscal 2003 sales were to screen printers and other direct customers, approximately 13% were to distributors, with the balance to private label accounts. In fiscal year 2003, the Company increased its sales personnel by over 30% in its continued focus on selling directly to screen printers and other direct customers. As a growing percentage of the Company’s sale of goods are direct, backlog order levels no longer give a general indication of future sales. Generally, sales to screen printers and distributors are driven by the availability of competitive products and price, while sales in the private label business are characterized by slightly higher customer loyalty.

The Company currently services over 1,800 customers. No single customer accounted for more than 10% of Delta Apparel’s sales in fiscal year 2003, 2002 or 2001. Part of Delta Apparel’s strategy is not to become dependent on any single customer.

The majority of the Company’s knit apparel products are produced based on forecasts to permit quick shipment and to level production schedules. Special knit apparel products and private label knit apparel styles are generally made only to order. Some customers place multi-month orders and request shipment at their discretion. The Company offers same-day shipping and uses third party carriers to ship products to its customers.

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

Delta Apparel spins the majority of its yarn at its modern facility in Edgefield, South Carolina. The Company knits, dyes, finishes and cuts its fabric in company-owned plants located in Maiden, North Carolina and Fayette, Alabama. Delta Apparel currently sews most of its garments in two leased facilities in San Pedro Sula, Honduras and one leased facility in Campeche, Mexico. At the 2003, 2002 and 2001 fiscal year ends, Delta Apparel’s long-lived assets in Honduras and Mexico collectively comprised 8.5%, 7.7% and 7.6%, respectively, of Delta Apparel’s total net property, plant and equipment. In addition to its leased sewing facilities, during fiscal year 2003 the Company used outside contractors located in the Caribbean basin to sew approximately 33% of the Company’s products. Outside sewing contractors will provide approximately 30% to 40% of the Company’s total sewing needs for fiscal year 2004. Delta Apparel has distribution centers located in Knoxville, Tennessee and Buena Park, California. In February 2003, the Company opened a distribution center in Miami, Florida. The Florida distribution center is expected to ship in excess of one million dozen garments during fiscal year 2004. The Company is not planning on adding any additional distribution centers during fiscal year 2004.

RAW MATERIALS

Delta Apparel’s principal raw material is cotton, which is acquired from several suppliers. In fiscal 2004 Delta Apparel expects to use over 45 million pounds of cotton in its manufacture of yarn. Delta Apparel fixes the price on its expected cotton requirements based upon its forecast of future cotton prices. The Company uses derivatives, including cotton option contracts, to manage its exposure to movements in cotton market prices. The Company has not designated its options as hedge instruments upon inception, and therefore changes in the fair market value are marked to market. Delta Apparel believes that it will be competitive with other companies in the United States apparel industry when the cotton purchased for future use is put into production. To the extent that cotton prices decrease before Delta Apparel uses these future purchases or to the extent that cotton prices increase and Delta Apparel has not provided for its requirements with fixed price contracts, the Company could be materially and adversely affected, as there can be no assurance that it would be able to pass along its own relatively higher costs to its customers.

BUSINESS STRATEGY

Delta Apparel’s mission is to grow sales and increase earnings by providing its customers with the best value with respect to the products it manufactures. Set forth below are key components of the Company’s current business strategy to pursue this objective:

MAINTAIN LOW-COST VERTICALLY-INTEGRATED MANUFACTURING OPERATIONS. The Company is a vertically integrated manufacturer that spins, knits, bleaches, dyes, finishes, cuts and sews its products at its manufacturing facilities. The Company believes this reduces costs, allows for efficient production and provides for consistent, high quality products. Delta Apparel continues to use its automated textile manufacturing facilities in the United States, but has moved all its sewing operations offshore to take advantage of the favorable wage differentials. In April 2002, the Company purchased an additional textile facility in Fayette, Alabama. The Fayette plant produced over 20% of Delta Apparel’s textile production in fiscal year 2003. During fiscal year 2004 the Company will be increasing its focus on cost reductions to continue to improve its profitability.

PROVIDE EXCELLENT CUSTOMER SERVICE. The Company believes that providing excellent customer service with respect to rapid and accurate delivery, customer inventory needs and order monitoring is essential. In June 2001, the Company opened its West Coast Sales and Distribution Center in order to provide better service to its West Coast customers. In February 2003, the Company opened a distribution center in Miami, Florida. The Florida distribution center allowed Delta Apparel to expand its 24 to 48 hour delivery capability to a new group of customers. Delta Apparel can cost-effectively offer delivery of its products to approximately 90% of the continental United States population in one to two days under normal conditions.

Delta Apparel also offers a customer-friendly Internet site. The site provides real-time information in an easy to use format so customers will have the information they need to run their business more efficiently. Customers can now track the status of their order, receive emails confirming the shipment of their order and check the availability of inventory prior to placing an order. During fiscal year 2003 the Company’s Internet site was updated to allow new customers to open an account on the Internet and purchase products with credit card payments. The Company believes that its knowledgeable phone-based customer service representatives, along with the Internet site, make its total customer service offering among the most advanced and convenient in the industry.

BALANCE THE CUSTOMER AND PRODUCT MIX. The Company believes that a balanced mix of customers and products is essential to its success. The Company has continued to focus its sales efforts on direct customers, increasing the sales to direct customers to 72% of total sales in fiscal 2003. In addition, Delta Apparel is focusing on shifting the product mix to higher margin items. This includes manufacturing more colored products and expanding the product line into more specialized shirts. During fiscal year 2003, the Company continued to increase its sales of colored products to 59% of catalog sales. In addition, the Company introduced new specialty products, including the sleeveless tee and pigment-dyed tee. Delta Apparel’s specialty tees continued to generate good margins and helped offset declining margins on basic tees.

FOCUS ON INVENTORY AND ACCOUNTS RECEIVABLE. Delta Apparel continues to focus on the management of inventory and accounts receivable in order to minimize its overall risk and capital investment. During fiscal year 2003, the Company increased its inventory levels to support its new distribution center and in anticipation of continued sales growth. During fiscal year 2004, the Company will continue to monitor its inventory levels to maintain the correct mix and levels of inventory for its anticipated sales. The Company expects inventory levels in fiscal year 2004 will be similar to the inventory levels maintained in fiscal year 2003. Delta Apparel will also closely monitor its average payment terms to customers in order to limit its days sales outstanding.

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

EMPLOYEES

At June 28, 2003, the Company, including its offshore subsidiaries, had approximately 3,200 full time employees. Delta Apparel’s employees are not represented by unions and the Company believes that its relations with its employees are good.

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

On May 27, 2002, the Company received a renewal of its National Pollution Discharge Elimination System (“NPDES”) permit from the North Carolina Department of Environment and Natural Resources, Division of Water Quality (“DWQ”) for its Maiden, North Carolina textile plant. Among other things, the new permit required the Company to reduce its effluent (waste discharge) color to specified color concentration limits. The color concentration limits were lowered over time. The Company believed that the DWQ exceeded its authority and acted arbitrarily in imposing the specific color concentration limitations within the new permit and, on July 23, 2002 contested the permit by filing a petition with the North Carolina Office of Administrative Hearings. The Company and DWQ have reached a tentative settlement and have stayed the contested case until September 30, 2003. The tentative settlement provides that Delta Apparel will have one year to research and test alternative color removal technologies and thereafter must select and implement a technology. In addition, Delta Apparel must continue to monitor its color removal.

The Company does not currently have an estimate of the amount of additional annual expenses, if any, that the Company may incur in the future in order to comply with the tentative settlement. The Company believes that the cost of compliance will not be material to the results of operations or financial condition of the Company.

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

RISK FACTORS

AVAILABILITY OF CASH. The Company believes that adverse changes in competitive conditions, coupled with the long-term trend of declining prices for Delta Apparel’s products, could cause Delta Apparel to incur operating losses or to use significant amounts of cash in its operations. Significant operating losses or significant uses of cash in its operations could cause the Company to be unable to pay its debts as they become due and to default on its credit facility, which would have an adverse effect on the value of the Delta Apparel shares.

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

PRICING. Prices for the Company’s products have generally been dropping over the last several years, even though demand for Delta Apparel’s products has increased since fiscal 1998. The price declines have resulted from factors largely outside Delta Apparel’s control, such as the industry’s transfer of manufacturing out of the United States, excess supply capacity, and declining raw material prices. In addition, intense competition to gain market share may lead some competitors to sell substantial amounts of goods at prices against which Delta Apparel cannot profitably compete. Demand for Delta Apparel’s products is dependent on the general demand for T-shirts and the availability of alternative sources of supply. The Company’s strategy in this market environment is to be a low cost producer and to differentiate itself by providing quality service to its customers. Even if this strategy is successful, its results may be offset by reductions in demand or price declines.

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

MARKET PRICE OF DELTA APPAREL SHARES. Various investment banking firms have informed the Company that public companies with relatively small market capitalizations have difficulty generating institutional interest, research coverage or trading volume. This illiquidity can translate into price discounts as compared to industry peers or to the shares’ inherent value. Delta Apparel believes that the market perceives it to have a relatively small market capitalization. This could lead to Delta Apparel’s shares trading at prices that are significantly lower than the Company’s estimate of their inherent value.

As of August 15, 2003, Delta Apparel had outstanding 4,041,080 shares of common stock . The Company believes that approximately 72.1% of this stock is beneficially owned by persons who beneficially own more than 5% of the outstanding shares of Delta Apparel common stock and related individuals, and that of this, approximately 36.3% of the outstanding stock is beneficially owned by institutional investors who own more than 5% of the outstanding shares. Sales of substantial amounts of Delta Apparel common stock in the public market by any of these large holders could adversely affect the market price of the common stock.

PRINCIPAL STOCKHOLDERS EXERT SUBSTANTIAL INFLUENCE. As of August 15, 2003, two members of Delta Apparel’s board of directors and related individuals had or share the voting power with respect to approximately 29.3% of the outstanding shares of Delta Apparel common stock. These individuals will exert substantial influence with respect to all matters submitted to a vote of stockholders, including the election of the Delta Apparel directors.

POLITICAL AND ECONOMIC UNCERTAINTY IN HONDURAS AND MEXICO. Delta Apparel has two company-operated sewing facilities in Honduras and one company-operated sewing facility in Mexico. If the Honduran or Mexican labor markets tighten, it could have some adverse effects on the industries located in the applicable country. In addition, the Company might be adversely affected if economic or legal changes occur that affect the way in which Delta Apparel conducts its business in these countries. For example, a growing economy could lower unemployment which could increase wage rates or make it difficult to retain employees or employ enough people to meet demand. The government could also decide to add additional holidays or change employment law increasing the Company’s costs to operate in that country. Domestic unrest or political instability in either of these countries could also disrupt Delta Apparel’s operations.

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

The Caribbean Basin Trade Partnership Act (often referred to as the “CBI Parity Bill”) became effective on October 1, 2000. The provisions of the CBI Parity Bill have the following effects most relevant to the apparel business:

•	Apparel assembled in most Caribbean nations (such as Honduras) from fabric formed and cut in the United States of U.S. manufactured yarn can enter the United States duty-free;

•	Apparel cut and sewn in most Caribbean nations from fabric formed in the United States of U.S. manufactured yarn can enter the United States duty-free as long as it is sewn with U.S. manufactured thread; and

•	Certain limits of apparel made from fabric formed in certain Caribbean nations of U.S. manufactured yarn and cut and sewn in those nations can enter the United States duty-free.

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

On May 27, 2002, the Company received a renewal of its National Pollution Discharge Elimination System (“NPDES”) permit from the North Carolina Department of Environment and Natural Resources, Division of Water Quality (“DWQ”) for its Maiden, North Carolina textile plant. Among other things, the new permit required the Company to reduce its effluent (waste discharge) color to specified color concentration limits. The color concentration limits were lowered over time. The Company believed that the DWQ exceeded its authority and acted arbitrarily in imposing the specific color concentration limitations within the new permit and, on July 23, 2002 contested the permit by filing a petition with the North Carolina Office of Administrative Hearings. The Company and DWQ have reached a tentative settlement and have stayed the contested case until September 30, 2003. The tentative settlement provides that Delta Apparel will have one year to research and test alternative color removal technologies and thereafter must select and implement a technology. In addition, Delta Apparel must continue to monitor its color removal.

The Company does not currently have an estimate of the amount of additional annual expenses, if any, that the Company may incur in the future in order to comply with the tentative settlement. The Company believes that the cost of compliance will not be material to the results of operation or financial condition of the Company.

OUTSIDE PRODUCTION. Delta Apparel has historically relied upon third party suppliers for up to 40% of its sewing production. Approximately 33% of Delta Apparel’s fiscal 2003 sewing requirements were satisfied by outside contractors located in the Caribbean basin, and the Company expects that approximately 30% to 40% of its fiscal 2004 sewing production will be satisfied by outside contractors. Any shortage of supply or significant price increases from the Company’s suppliers could adversely affect Delta Apparel’s results of operations.

HISTORICAL TAX LIABILITIES. Delta Apparel was spun-off from Delta Woodside by means of a pro rata distribution on June 30, 2000 of Delta Apparel’s stock to Delta Woodside’s shareholders. Prior to the Spin-off, Delta Apparel was a member of Delta Woodside’s consolidated group for federal income tax purposes. Each member of a consolidated group is jointly and severally liable for the federal income tax liability of the other members of the group. After the Spin-off, Delta Apparel, along with Delta Woodside, will continue to be liable for the Delta Woodside liabilities that were incurred for periods before the Spin-off.

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

TRADEMARKS. Delta Apparel relies on the strength of its trademarks. Based on unit volume, approximately 87% of Delta Apparel’s products are currently sold under the DELTA® and QUAIL HOLLOW® brands. The Company has incurred legal costs in the past to establish and protect its trademarks, but this cost has not been significant. Delta Apparel may in the future be required to expend resources to protect these trademarks. The loss or limitation of the exclusive right to use its trademarks could adversely affect the Company’s sales and results of operations.

KEY MANAGEMENT. Delta Apparel’s success depends upon the talents and continued contributions of its key management, many of whom would be difficult to replace. The loss or interruption of the services of these executives could have a material adverse effect on the Company’s business, financial condition and results of operations. Although the Company maintains employment agreements with certain members of key management, the Company cannot be assured that the services of such personnel will continue. Delta Apparel does not, however, maintain an employment agreement with Robert W. Humphreys, President and Chief Executive Officer. The Company believes its future success depends on its ability to retain and motivate its key management, its ability to integrate new members of management into its operations and the ability of all personnel to work together effectively as a team.

ITEM 2. PROPERTIES

Delta Apparel’s principal administrative, sales, and marketing operations are located in a leased facility in Duluth, Georgia. The lease is for approximately 18,600 square feet and expires in March 2006 and Delta Apparel has one option to extend the lease for a five year term. The Company also maintains an executive office in Greenville, South Carolina. The lease is for approximately 220 square feet and expires in June 2004.

The Company has a leased sales office in New York City. The lease is for approximately 648 square feet and expires in October 2005.

The following table provides a description of Delta Apparel’s principal production and warehouse facilities.

		Approximate
		Square	Owned/
Location	Utilization	Footage	Leased

Edgefield Plant, Edgefield, SC	Yarn	296,000	Owned
Maiden Plant, Maiden, NC	Knit/dye/finish/cut	305,000	Owned
Fayette Plant, Fayette, AL	Knit/dye/finish/cut	135,000	Owned
Distribution Center, Knoxville, TN	Distribution	550,000	Owned
Sales and Distribution Center, Buena Park, CA	Sales and Distribution	46,000	Leased (1)
Distribution Center, Miami, Florida	Distribution	63,800	Leased (2)
Honduras Plant, San Pedro Sula, Honduras	Sew	70,000	Leased (3)
Honduras Plant, San Pedro Sula, Honduras	Sew	52,000	Leased (4)
Mexico Plant, Campeche, Mexico	Sew	60,000	Leased (5)

(1)	The lease expires in April 2006. Delta Apparel has an option to extend the lease for an additional 5 years.

(2)	The lease expires in March 2013.

(3)	The lease expired in November 2000. Delta Apparel exercised the option to extend the lease for an additional 5 years. The first lease extension will expire in November 2005. Delta Apparel has an option to extend the lease for an additional 5 years.

(4)	The lease expired in November 2000. Delta Apparel exercised the option to extend the lease for an additional 5 years. The first lease extension will expire in November 2005. Delta Apparel has an option to extend the lease for an additional 5 years. In April 2003 the Company amended the lease to increase the square footage in the second building.

(5)	The lease expires in May 2011. Delta Apparel has an option to extend the lease for an additional 5 years.

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

ITEM 3. LEGAL PROCEEDINGS

On May 27, 2002, the Company received a renewal of its National Pollution Discharge Elimination System (“NPDES”) permit from the North Carolina Department of Environment and Natural Resources, Division of Water Quality (“DWQ”) for its Maiden, North Carolina textile plant. Among other things, the new permit required the Company to reduce its effluent (waste discharge) color to specified color concentration limits. The color concentration limits were lowered over time. The Company believed that the DWQ exceeded its authority and acted arbitrarily in imposing the specific color concentration limitations within the new permit and, on July 23, 2002 contested the permit by filing a petition with the North Carolina Office of Administrative Hearings. The Company and DWQ have reached a tentative settlement and have stayed the contested case until September 30, 2003. The tentative settlement provides that Delta Apparel will have one year to research and test alternative color removal technologies and thereafter must select and implement a technology. In addition, Delta Apparel must continue to monitor its color removal.

The Company does not currently have an estimate of the amount of additional annual expenses, if any, that the Company may incur in the future in order to comply with the tentative settlement. The Company believes that the cost of compliance will not be material to the results of operations or financial condition of the Company.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of the Company’s 2003 fiscal year.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information for Common Stock: The common stock of the Company is listed and traded on the American Stock Exchange under the symbol DLA. The following table sets forth the range of high and low selling prices of Delta Apparel, Inc.’s Common Stock by quarter for the fiscal years ended June 28, 2003 and June 29, 2002.

	Fiscal Year 2003				Fiscal Year 2002 *

	High		Low		High	Low

First Quarter	$15.20	*	$11.45	*	$9.78	$8.48
Second Quarter	15.69		13.30		10.73	8.75
Third Quarter	16.45		14.86		11.50	10.40
Fourth Quarter	16.95		15.45		14.00	11.25

* Adjusted to reflect 2-for-1 stock split effective as of September 20, 2002

Holders: At August 15, 2003 there were approximately 1,334 holders of record of common stock.

Dividends: On April 18, 2002, the Board of Directors adopted a quarterly dividend program. The Company paid $0.9 million and $0.2 million in dividends during fiscal year 2003 and fiscal year 2002, respectively.

Dividends declared per common share are as follows:

	First Quarter		Second Quarter	Third Quarter	Fourth Quarter

Fiscal Year 2003	$0.05	*	$0.05	$0.05	$0.06
Fiscal Year 2002	—		—	—	$0.05	*

*	Adjusted to reflect 2-for-1 stock split effective as of September 20, 2002

The Board may terminate or amend the dividend program at any time. The Company currently expects to continue the quarterly dividend program.

Subject to the provisions of any outstanding blank check preferred stock, the holders of Delta Apparel common stock are entitled to receive whatever dividends, if any, may be declared from time to time by the Delta Apparel board of directors in its discretion from funds legally available for that purpose. Delta Apparel’s credit agreement permits the payment of cash dividends in an amount up to 25% of cumulative net income (excluding extraordinary or unusual non-cash items), provided that no event of default exists or would result from that payment and after the payment at least $6.0 million remains available to borrow under the revolving credit facility. At June 28, 2003, the total amount permitted for payment of cash dividends under the Company’s credit agreement was $5.5 million.

Any future cash dividend payments will depend upon Delta Apparel’s earnings, financial condition, capital requirements, compliance with loan covenants and other relevant factors.

Stock Split

On August 15, 2002, the Board of Directors approved a 2-for-1 stock split of the Company’s common stock. The stock split took the form of a 100% stock dividend that was paid on September 20, 2002 to each shareholder of record as of September 6, 2002. All references in the financial statements with regard to the number of shares or average number of shares of common stock and related prices, dividends and per share amounts have been restated to reflect the 2-for-1 stock split.

Securities Authorized for Issuance under Equity Compensation Plans

Set forth in the table below is certain information about securities issuable under Delta Apparel’s equity compensation plans as of June 28, 2003.

Number of securities
remaining available for
	Number of securities to	Weighted-average exercise	future issuance under equity
	be issued upon exercise	price of outstanding	compensation plans
	of outstanding options,	options, warrants and	(excluding securities
Plan Category	warrants and rights *	rights *	reflected in column a))*

	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders	241,700	$3.78	884,800

Total	241,700	$3.78	884,800

* Adjusted to reflect 2-for-1 stock split effective as of September 20, 2002

Under the Stock Option Plan, options may be granted covering up to 1,000,000 shares of common stock. Options are granted by the compensation committee of the Company’s board of directors to key and middle level executives for the purchase of the Company’s stock at prices not less than the fair market value of the shares on the dates of grant.

Under the Incentive Stock Award Plan, the compensation committee of the Company’s board of directors has the discretion to grant awards for up to an aggregate maximum of 400,000 common shares. The Award Plan authorizes the committee to grant to officers and other key and middle level executives of the Company or any of its subsidiaries rights to acquire common shares at a cash purchase price of $0.01 per share.

ITEM 6. SELECTED FINANCIAL DATA

Delta Apparel operated as a stand-alone company during the fiscal years ended June 28, 2003, June 29, 2002 and June 30, 2001. For the fiscal years prior to the fiscal year ended June 30, 2001, the consolidated financial statements of Delta Apparel include the operations and accounts of the Delta Apparel Company division of Delta Woodside and the Edgefield Yarn Mill, which consisted of operations and accounts included in various subsidiaries of Delta Woodside. The consolidated statement of income data for the years ended July 3, 1999 and July 1, 2000 and the consolidated balance sheet data as of July 3, 1999, July 1, 2000 and June 30, 2001 are derived from, and are qualified by reference to, Delta Apparel’s audited consolidated financial statements not included in this document. The consolidated statement of income data for the years ended June 30, 2001, June 29, 2002 and June 28, 2003, and the consolidated balance sheet data as of June 29, 2002 and June 28, 2003 are derived from, and are qualified by reference to, Delta Apparel’s audited consolidated financial statements included elsewhere in this document. Historical results are not necessarily indicative of results to be expected in the future. The selected financial data should be read in conjunction with the Consolidated Financial Statements and the related notes as indexed on page F-1 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7.

	Fiscal Year Ended

	June 28,	June 29,	June 30,	July 1,	July 3,
	2003	2002	2001	2000	1999

	(In thousands, except share amounts)
Statement of Income Data:
Net sales	$129,521	$131,601	$120,400	$114,466	$106,779
Cost of goods sold	(105,552)	(110,273)	(97,101)	(94,144)	(101,125)
Selling, general and administrative expenses	(13,220)	(11,807)	(11,024)	(8,099)	(13,720)
Impairment charges	—	—	—	—	(1,415)
Other income (loss)	(194)	816	28	(17)	(221)

Operating income (loss)	10,555	10,337	12,303	12,206	(9,702)
Interest expense, net	(732)	(677)	(1,339)	(7,417)	(9,578)

Income (loss) before taxes	9,823	9,660	10,964	4,789	(19,280)
Income tax expense (benefit)	3,760	3,188	987	60	(90)

Net income (loss)	$6,063	$6,472	$9,977	$4,729	$(19,190)

Net Income Per Common Share*:
Basic	$1.50	$1.48	$2.08	$1.00	—
Diluted	$1.45	$1.42	$2.02	$1.00	—
Dividends Declared per Common Share*	$0.21	$0.05	—	—	—
Balance Sheet Data (at year end):
Working capital (deficit)	$54,283	$43,773	$46,372	$34,807	$(67,217)
Total assets	94,447	88,346	91,323	79,107	84,357
Total long-term debt	7,865	3,667	5,667	7,667	30,517
Stockholders’ equity / divisional deficit	65,969	61,278	63,483	53,802	(66,556)

* Adjusted to reflect 2-for-1 stock split effective as of September 20, 2002

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The projections included in the following discussions include only the operations of Delta Apparel, Inc. and subsidiaries and do not reflect any adjustments that may occur if the M.J. Soffe Co. acquisition is successfully completed in fiscal year 2004.

RESULTS OF OPERATIONS

Quarterly Financial Data

For information regarding quarterly financial data, reference is made to Note 12 “Quarterly Financial Information (Unaudited)” to the consolidated financial statements.

Fiscal Year 2003 versus Fiscal Year 2002

Net sales for fiscal year 2003 were $129.5 million, a decrease of $2.1 million, or 1.6%, from net sales of $131.6 million in fiscal year 2002. Lower fiscal year 2003 net sales were the result of lower average unit prices (down 5.8%, accounting for $8.0 million) offset partially by increased unit sales (up 4.5%, accounting for $5.9 million). Throughout fiscal year 2003, pricing in the marketplace continued to decrease, primarily in the basic white and colored tees. Delta Apparel did not fully participate in many of the pricing promotions in the industry, resulting in decreased sales volumes in these products. The increase in unit sales for fiscal year 2003 is the result of increased sales in the Company’s heavyweight and specialty products, slightly offset by decreases in its basic tees. The Company expects increased net sales for fiscal year 2004, primarily resulting from continued unit sales growth. There can, however, be no assurance that the Company will achieve this expected sales growth.

Gross profit as a percentage of net sales increased to 18.5% in fiscal year 2003 from 16.2% in fiscal year 2002 primarily as a result of lower raw material costs, partially offset by lower average selling prices, throughout fiscal year 2003. The Company also achieved significant cost reductions and increased production efficiencies in its textile and sewing operations during the year. The gross profit for the year ended June 29, 2002 includes an expense of $0.4 million related to the training and start-up of the Fayette textile facility. Assuming no material change in pricing, the Company expects fiscal year 2004 gross profit percentage to be consistent with fiscal year 2003. The Company believes that its expected increase in raw material costs will be offset by the results of other cost reduction strategies.

Selling, general and administrative expenses for fiscal year 2003 were $13.2 million, or 10.2% of net sales, an increase of $1.4 million from $11.8 million, or 9.0% of net sales, in fiscal year 2002. The increase was primarily driven by an increase of $0.7 million in distribution costs, an increase of $0.3 million in selling expenses and an increase of $0.4 million in bad debt expense. The increase in distribution expenses mainly relates to the Florida Distribution Center that opened in February 2003. Selling expenses for fiscal year 2003 were higher due to higher salaries and commission expense, resulting from the increased sales of specialty tees, and higher advertising costs, resulting from direct marketing campaigns. During fiscal year 2003, the Company incurred higher bad debt expenses resulting from the slower payments from customers due to the depressed retail climate. Delta Apparel expects its selling, general and administrative expenses as a percentage of sales in fiscal year 2004 to be consistent with historical selling, general and administrative expenses.

Other expense for fiscal year 2003 was $0.2 million compared to other income of $0.8 million for fiscal 2002. In fiscal year 2003, the Company recorded $0.1 million in net losses related to cotton options. The Company also recorded a net loss of $0.1 million related to the sale or disposal of certain machinery and equipment. During fiscal year 2002, the Company recorded a $0.3 million gain related to its cotton options. In fiscal year 2002, the Company also sold its facility located in Washington, Georgia, resulting in a gain of $0.2 million and received the final payment on an installment sale of a previously idled manufacturing facility, resulting in a gain of $0.3 million.

Operating income for fiscal year 2003 was $10.6 million, an increase of $0.2 million, or 2.1%, from $10.3 million in fiscal year 2002. The increase is the result of the higher gross profit, partially offset by higher selling, general and administrative expenses and higher other expense.

Net interest expense for fiscal year 2003 was $0.7 million, which is consistent with fiscal year 2002. During fiscal year 2003, the Company had an increase in average borrowings that was offset by a decrease in interest rates during the fiscal year.

The effective tax rate for the year ended June 28, 2003 was 38.3% compared to 33.0% for the year ended June 29, 2002. In fiscal year 2002, the Company reversed a valuation allowance related to its state net operating loss carryforwards, resulting in the effective tax rate of 33.0%. Based upon its assessment of current results and future projections, the Company believes these state net operating losses will be used in the upcoming years.

Net income for fiscal year 2003 was $6.1 million, a decrease of $0.4 million, or 6.3%, from net income of $6.5 million for fiscal year 2002, due to the factors described above.

Inventories at June 28, 2003 totaled $47.2 million compared to $35.5 million at June 29, 2002. The increase in inventory is related to an increase of $7.4 million in finished goods, and increase of $6.1 million in work in process and a decrease of $1.8 million in raw materials. The Company built higher levels of inventory in the first half of the year in expectation of increased sales over the prior year. Sales volume expectations were not met during the fourth quarter, resulting in the increased finished goods inventory at June 28, 2003. Textile and apparel production levels were also increased to support the expected sales growth resulting in increased work in process inventory. The Company’s raw material inventory decreased to $2.9 million at June 28, 2003. Beginning in the fourth quarter of fiscal year 2002, the Company began increasing its raw material inventory to take advantage of lower cotton prices and to support its increased textile capacity. During the quarter ended June 28, 2003, the Company decreased its raw material inventory to levels that it expects to maintain during fiscal year 2004. The Company expects finished goods and work in process inventory levels in fiscal year 2004 to remain relatively consistent with levels maintained during fiscal year 2003.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary cash needs are for working capital and capital expenditures. In addition, the Company uses cash to fund its share repurchases under its Stock Repurchase Program and, in fiscal 2002, its Dutch Tender Offer. During fiscal year 2003, the Company financed its working capital and capital expenditure requirements through its operating profits and its credit agreement. The credit agreement provides Delta Apparel with a 5-year $10 million term loan and a 3-year $25 million revolving credit facility. On August 23, 2002, the Company amended its credit agreement to extend the due date of the revolver loan from May 1, 2003 to May 1, 2005. All loans under the credit agreement bear interest at rates based on an adjusted LIBOR rate plus an applicable margin or the bank’s prime rate plus an applicable margin. Delta Apparel granted the lender a first mortgage lien on or security interest in substantially all of its assets. Delta Apparel has the option to increase the revolving credit facility from $25 million to $30 million, provided that no event of default exists under the facility.

Delta Apparel’s operating activities resulted in the use of $1.0 million of cash in fiscal year 2003, provided $26.5 million of cash in fiscal year 2002, and resulted in the use of $0.9 million of cash in fiscal year 2001. The cash used in fiscal year 2003 was primarily due to an increase of $11.7 million in inventory and a decrease of $2.2 million in income taxes payable, offset by net income plus depreciation. The cash provided in fiscal year 2002 was primarily due to net income plus depreciation, a decrease of $6.1 million in inventory and an increase of $4.4 million in accounts payable and an increase of $1.0 million in accrued expenses. The cash used in fiscal year 2001 was primarily due to an increase of $13.4 million in inventory and a decrease of $1.8 million in payables, offset by net income plus depreciation.

Capital expenditures were $4.7 million in the year ended June 28, 2003 and $5.3 million in the year ended June 29, 2002. In February 2003, the Company opened a distribution facility in Florida. The Company spent $0.4 million in capital expenditures related to this facility. During the year, the Company spent $1.2 million to increase production and decrease costs in its Fayette, Alabama textile facility. Additional capital expenditures were made to increase capacity and lower costs in its existing textile and apparel facilities. During fiscal year 2002, the Company purchased the textile facility located in Fayette, Alabama, resulting in $2.7 million of capital expenditures. Additional capital expenditures were made to increase capacity and lower costs in its existing textile facilities.

Delta Apparel also used cash to repurchase common stock pursuant to its Stock Repurchase Program and Dutch Tender Offer. The Company used $1.9 million, $9.1 million and $0.6 million in fiscal years 2003, 2002 and 2001 respectively, for share repurchases.

Based upon projections for normal operating purposes, the Company expects to borrow funds during fiscal 2004. At June 28, 2003, the Company had $6.2 million outstanding under its revolving credit facility at an average interest rate of 3.32%. The interest rate at June 28, 2003 on the term loan was 3.32%.

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

Dividends and Purchases by Delta Apparel of its Own Shares

Delta Apparel’s ability to pay cash dividends or purchase its own shares will largely be dependent on its earnings, financial condition, capital requirements, compliance with loan covenants and other relevant factors. Delta Apparel’s credit agreement permits the payment of cash dividends in an amount up to 25% of cumulative net income (excluding extraordinary or unusual non-cash items), provided that no event of default exists or would result from that payment and after the payment at least $6.0 million remains available under the revolving credit facility. At June 28, 2003, the total amount permitted for payment of cash dividends under the Company’s credit agreement was $5.5 million. Purchases by Delta Apparel of its own stock are permitted provided that no event of default exists or would result from that action and after the purchase at least $3.0 million remains available to borrow under the revolving credit facility. The credit agreement, as amended, allows for an aggregate of $23.0 million in share repurchases.

During the fiscal year ended June 28, 2003, the Company purchased 130,204 shares of Delta Apparel common stock pursuant to its Stock Repurchase Program for an aggregate of $1.9 million. Since the inception of the program, the Company has purchased 360,204 shares of its stock under the program for a total cost of $4.1 million. The Company has authorization from the Board of Directors to spend up to $6.0 million for share repurchases under the Stock Repurchase Program. All purchases were made at the discretion of management.

In fiscal year 2002, the Company purchased 676,286 shares of its stock (adjusted to reflect the 2-for-1 stock split effective as of September 20, 2002) at an aggregate cost, including offering expenses, of $7.6 million, pursuant to its Dutch Tender Offer.

Dividend Program

On April 18, 2002, the Board of Directors adopted a quarterly dividend program. The Company paid $0.9 million and $0.2 million in dividends during fiscal year 2003 and fiscal year 2002, respectively. The Board may terminate or amend the dividend program at any time. The Company currently expects to continue the quarterly dividend program.

Stock Split

On August 15, 2002, the Board of Directors approved a 2-for-1 stock split of the Company’s common stock. The stock split took the form of a 100% stock dividend that was paid on September 20, 2002 to each shareholder of record as of September 6, 2002. All references in the financial statements with regard to the number of shares or average number of shares of common stock and related prices, dividends and per share amounts have been restated to reflect the 2-for-1 stock split.

CRITICAL ACCOUNTING POLICIES

Note 1 to the Company’s Consolidated Financial Statements includes a summary of the significant accounting policies or methods used in the preparation of the Company’s Consolidated Financial Statements.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The Company bases its estimates and judgments on historical experience and various other factors it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant estimates and assumptions relate to the adequacy of receivable and inventory reserves, self-insurance accruals and the accounting for income taxes.

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

Inventory Write-Downs

Delta Apparel regularly reviews inventory quantities on hand and records a provision for damaged, excess and out of style or otherwise obsolete inventory based primarily on the Company’s historical selling prices for these products and its estimated forecast of product demand for the next twelve months.

Self Insurance

Delta Apparel’s medical, prescription and dental care benefits are self-insured. The Company’s self-insurance accruals are based on claims filed and estimates of claims incurred but not reported. Estimates of claims incurred but not reported are developed by the Company based upon the historical time it takes for a claim to be reported and historical claim amounts. If actual claims experience is significantly different from the estimates, it could have a significant impact on the Company’s operating results.

Income Taxes

Delta Apparel uses the liability method of accounting for income taxes, which requires recognition of temporary differences between financial statement and income tax basis of assets and liabilities measured by enacted tax rates. The Company has recorded deferred tax assets for certain state operating loss carryforwards and nondeductible accruals. The Company established a valuation allowance related to certain of the state operating loss carryforward amounts in accordance with the provisions of FASB Statement No. 109, Accounting for Income Taxes. The Company continually reviews the adequacy of the valuation allowance and recognizes the benefits of deferred tax assets if reassessment indicates that it is more likely than not that the deferred tax assets will be realized based on earnings forecasts for the Company in the respective tax locations.

RECENT DEVELOPMENTS

On July 7, 2003, the Company announced that it signed a definitive agreement to purchase all of the outstanding capital stock of M.J. Soffe Co. The transaction is valued at up to $72 million, consisting of $52 million of cash including retirement of debt, $8 million in promissory notes, and up to $12 million in contingent payments subject to the achievement of certain performance targets. All currently outstanding bank debt of Soffe will be satisfied upon consummation of the sale. The acquisition is expected to close in September of 2003, and is subject to regulatory approval, satisfactory completion of due diligence, and financing approval.

Delta Apparel expects to finance the cash portion of the selling price primarily from new asset based secured term loans and secured revolving credit agreements, both of which will be subject to the satisfaction of customary conditions.

M. J. Soffe Co. was founded in 1946 and has a long history of profitability and growth in the branded activewear market. For the twelve months ended December 31, 2002 Soffe had sales of approximately $100 million and served four distinct channels of distribution. The Soffe brand is well recognized at specialty sporting goods stores and department stores. In addition to these retail channels, Soffe also supplies college bookstores and has a long history of producing activewear products for the U.S. Military. Assuming that the closing of the acquisition occurs on or about September 30, 2003, Delta Apparel expects the Soffe acquisition to add approximately $75 million in sales to Delta Apparel and increase per share earnings forty five to sixty cents per share in fiscal year 2004.

RECENT ACCOUNTING STANDARDS

In August 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company adopted the provisions of SFAS 143 in its first quarter of fiscal year 2003. The adoption of SFAS 143 had no impact on the Company’s financial statements.

In August 2001, the FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company adopted the provisions of SFAS 144 in its first quarter of fiscal year 2003. The adoption of SFAS 144 had no impact on the Company’s financial statements.

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

In April 2003, the FASB issued SFAS 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. The changes in this Statement improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. The Company is required and plans to adopt the provisions of SFAS 149 for the quarter ending September 27, 2003. The Company does not believe that the adoption of SFAS 149 will have a material impact on the Company’s financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities, which addresses consolidation of variable interest entities. FIN 46 expands the criteria for consideration in determining whether a variable interest entity should be consolidated by a business entity, and requires existing unconsolidated variable interest entities (which include, but are not limited to, Special Purpose Entities, or SPEs) to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. This interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company does not believe that the adoption of FIN 46 will have a material impact on the Company’s financial statements.

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

Cotton on-call with a fixed price at June 28, 2003 was valued at $7.2 million, and is scheduled for delivery between July 2003 and December 2003. At June 28, 2003, the Company had unpriced contracts for deliveries between July 2003 and June 2004. Based on the prevailing price at June 28, 2003, the value of these commitments was approximately $15.9 million. At June 28, 2003, a 10% decline in the market price of the cotton covered by Delta Apparel’s fixed price contracts would have had a negative impact of approximately $0.7 million on the value of the contracts. At June 29, 2002, cotton on-call with a fixed price was valued at $15.0 million. At June 29, 2002, a 10% decline in the market price of the cotton covered by Delta Apparel’s fixed price contracts would have had a negative impact of approximately $1.5 million on the value of the contracts. The effect of a 10% decline in the market price of cotton on Delta Apparel’s fixed price contracts would have been less at June 28, 2003 than at June 29, 2002 because the value of Delta Apparel’s fixed price cotton on-call contracts was less on June 28, 2003. Daily price fluctuations are minimal, yet long-term trends in price movement could result in unfavorable pricing of cotton for Delta Apparel.

The Company uses derivatives, including cotton option contracts, to manage its exposure to movements in commodity prices. The Company did not designate its options as hedge instruments upon inception. Accordingly, changes in the fair market value are marked to market. The Company owned options valued at $0.1 million on June 28, 2003.

Interest Rate Sensitivity

Delta Apparel’s credit agreement provides that the interest rate on outstanding amounts owed shall bear interest at variable rates. If the amount of outstanding indebtedness at June 28, 2003 under the revolver and term loan had been outstanding during the entire year and the interest rate on this outstanding indebtedness were increased by 100 basis points, Delta Apparel’s expense would have increased by approximately $99,000, or 13.5%, for the fiscal year. The actual increase in interest expense resulting from a change in interest rates would depend on the magnitude of the increase in rates and the average principal balance outstanding.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of Delta Apparel, Inc. and subsidiaries for each of the fiscal years in the three-year period ended June 28, 2003, together with Independent Auditors’ Reports thereon, are included in this report commencing on page F-1 and are listed under Part IV, Item 15 in this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 28, 2003 and, based on their evaluation, the Chief Executive Office and Chief Financial Officer have concluded that these controls and procedures are effective.

Disclosure controls and procedures are the Company’s controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Not applicable.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES & REPORTS ON FORM 8-K

(a)(1) and (2) Financial Statements and Financial Statement Schedules

•	Independent Auditor’s Report.

•	Consolidated Balance Sheets as of June 28, 2003 and June 29, 2002.

•	Consolidated Statements of Income for the years ended June 28, 2003, June 29, 2002 and June 30, 2001.

•	Consolidated Statements of Stockholders’ Equity for the years ended June 28, 2003, June 29, 2002 and June 30, 2001.

•	Consolidated Statements of Cash Flows for the years ended June 28, 2003, June 29, 2002 and June 30, 2001.

•	Notes to Consolidated Financial Statements.

      The following consolidated financial statement schedule of Delta Apparel, Inc. and subsidiaries is included in Item 15(d):

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

      10.8.7 Amendment No. 2 to Loan and Security Agreement dated August 23, 2002 by and between Delta Apparel, Inc. and Congress Financial Corporation (Southern) (excluding exhibits and schedules): Incorporated by reference to Exhibit 10.8.7 to Annual Report on Form 10-K for fiscal year ended June 29, 2002.

      10.9 Form of Agreement Respecting Delta Woodside Industries, Inc. Long Term Incentive Plan dated in June 2000: Incorporated by reference to Exhibit 10.9.1 to Annual Report on Form 10-K for fiscal year ended July 1, 2000 of Delta Woodside Industries, Inc. (Commission File No. 1-10095.)**

      10.10 Employment Agreement between Delta Apparel, Inc. and Herbert M. Mueller dated November 7, 2000: Incorporated by reference to Exhibit 10.10 to Quarterly Report on Form 10-Q for fiscal quarter ended December 30, 2000.**

      10.11 Employment Agreement between Delta Apparel, Inc. and Martha M. Watson dated November 7, 2000: Incorporated by reference to Exhibit 10.11 to Quarterly Report on Form 10-Q for fiscal quarter ended December 30, 2000.**

      21 Subsidiaries of the Company.

      23.1 Consent of Ernst & Young LLP, independent auditors.

      31.1 Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      31.2 Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      32.1 Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      32.2 Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(b) Reports on Form 8-K

      On April 22, 2003, the Company filed a Current Report on Form 8-K reporting information under Item 9 (Regulation F-d Disclosure) and Item 12 (Results of Operations and Financial Condition).

(c) Exhibits

      See Item 15(a) above.

(d) Schedules

      See information under (a)(1) and (2) of Item 15.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DELTA APPAREL, INC. (Registrant)

August 20, 2003 Date	By: /s/ Herbert M. Mueller Herbert M. Mueller Vice President, Chief Financial Officer and Treasurer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and as of the dates indicated.

/s/ David S. Fraser	8-25-03	/s/ E. Erwin Maddrey, II	8-22-03

David S. Fraser	Date	E. Erwin Maddrey, II	Date
Director		Director

/s/ William F. Garrett	8-22-03	/s/ Buck A. Mickel	8-25-03

William F. Garrett	Date	Buck A. Mickel	Date
Director		Director

/s/ C. C. Guy	8-22-03	/s/ Herbert M. Mueller	8-20-03

C. C. Guy	Date	Herbert M. Mueller	Date
Director		Vice President, Chief Financial Officer & Treasurer (principal financial officer and principal accounting officer)

/s/ Robert W. Humphreys	8-25-03

Robert W. Humphreys	Date
President, Chief Executive Officer and Director

/s/ James F. Kane	8-22-03	/s/ David Peterson	8-26-03

James F. Kane	Date	David Peterson	Date
Director		Director

/s/ Max Lennon	8-25-03

Max Lennon	Date
Director

Delta Apparel, Inc and Subsidiaries

Report of Independent Auditors

The Board of Directors,
Delta Apparel, Inc.

We have audited the accompanying consolidated balance sheets of Delta Apparel, Inc. and subsidiaries (the “Company”) as of June 28, 2003 and June 29, 2002, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended June 28, 2003. Our audits also included the financial statement schedule listed in the index of Item 15 (a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of June 28, 2003 and June 29, 2002, and the consolidated results of its operations and cash flows for each of the three years in the period ended June 28, 2003, in conformity with accounting principles generally accepted in the United States. Also in our opinion, the related financial statement schedule for the three years ended June 28, 2003, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

ERNST & YOUNG LLP

Atlanta, Georgia
August 4, 2003

Delta Apparel, Inc. and Subsidiaries
Consolidated Balance Sheets
(Amounts in thousands, except share amounts)

	June 28, 2003	June 29, 2002

Assets
Current assets:
Cash	$203	$4,102
Accounts receivable, less allowances of $1,523 in 2003 and $1,512 in 2002	21,216	22,259
Other receivables	980	553
Inventories	47,174	35,483
Prepaid expenses and other current assets	1,689	1,835
Deferred income taxes	620	1,119
Income taxes receivable	434	—

Total current assets	72,316	65,351

Property, plant and equipment, net	22,077	22,992
Other assets	54	3

	$94,447	$88,346

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$8,929	$9,385
Accrued expenses	7,104	8,333
Current portion of long-term debt	2,000	2,000
Income taxes payable	—	1,860

Total current liabilities	18,033	21,578

Long-term debt	7,865	3,667
Deferred income taxes	1,162	700
Other liabilities	1,418	1,123

Total liabilities	28,478	27,068

Commitments and contingencies

Stockholders’ equity:
Preferred stock—2,000,000 shares authorized, none issued and outstanding.	—	—
Common stock *—par value $.01 a share, 7,500,000 shares authorized, 4,823,486 shares issued, and 4,037,080 and 4,029,302 shares outstanding as of June 28, 2003 and June 29, 2002, respectively.	48	48
Additional paid-in capital	53,889	53,889
Retained earnings	21,007	15,912
Treasury stock *—786,406 and 794,184 shares as of June 28, 2003 and June 29, 2002, respectively.	(8,975)	(8,571)

Total stockholders’ equity	65,969	61,278

	$94,447	$88,346

*	Adjusted to reflect 2-for-1 stock split effective as of September 20, 2002

See accompanying notes to consolidated financial statements.

Delta Apparel, Inc. and Subsidiaries
Consolidated Statements of Income
(Amounts in thousands, except share amounts)

	Year Ended

	June 28, 2003	June 29, 2002	June 30, 2001

Net sales	$129,521	$131,601	$120,400
Cost of goods sold	105,552	110,273	97,101

Gross profit	23,969	21,328	23,299

Selling, general and administrative expenses	12,498	11,468	10,103
Provision for bad debts	722	339	921
Other expense (income)	194	(816)	(28)

Operating income	10,555	10,337	12,303

Interest expense, net	732	677	1,339

Income before income taxes	9,823	9,660	10,964

Income tax expense	3,760	3,188	987

Net income	$6,063	$6,472	$9,977

Earnings per share *
Basic	$1.50	$1.48	$2.08
Diluted	$1.45	$1.42	$2.02

Weighted average number of shares outstanding *	4,045	4,368	4,806
Dilutive effect of stock options *	131	192	142

Weighted average number of shares assuming dilution *	4,176	4,560	4,948

*	Adjusted to reflect 2-for-1 stock split effective as of September 20, 2002

See accompanying notes to consolidated financial statements.

Delta Apparel, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
(Amounts in thousands, except share amounts)

	Common Stock		Additional		Treasury Stock
			Paid-In	Retained
	Shares	Amount	Capital	Earnings	Shares	Amount	Total

Balance at July 1, 2000	2,399,863	$24	$53,778	$—	—	$—	$53,802

Net income	—	—	—	9,977	—	—	9,977

Treasury stock acquired	—	—	—	—	34,700	(607)	(607)

Stock grant	100	—	1	—	—	—	1

Exercised under Awards Plan	11,780	—	110	(4)	(11,780)	206	312

Cash dividend ($.001 per share)	—	—	—	(2)	—	—	(2)

Balance at June 30, 2001	2,411,743	24	53,889	9,971	22,920	(401)	63,483

Net income	—	—	—	6,472	—	—	6,472

Treasury stock acquired	—	—	—	—	418,443	(9,114)	(9,114)

Stock grant	—	—	—	(1)	(1,366)	26	25

Exercised under Awards Plan	—	—	—	62	(11,780)	254	316

Exercised under Option Plan	—	—	—	(368)	(31,125)	664	296

Cash dividend ($.10 per share)	—	—	—	(200)	—	—	(200)

2-for-1 stock split (See Note 13)	2,411,743	24	—	(24)	397,092	—	—

Balance at June 29, 2002	4,823,486	48	53,889	15,912	794,184	(8,571)	61,278

Net income	—	—	—	6,063	—	—	6,063

Treasury stock acquired	—	—	—	—	130,204	(1,919)	(1,919)

Stock grant	—	—	—	7	(2,012)	22	29

Exercised under Awards Plan	—	—	—	281	(71,720)	791	1,072

Exercised under Option Plan	—	—	—	(403)	(64,250)	702	299

Cash dividend ($.21 per share)	—	—	—	(853)	—	—	(853)

Balance at June 28, 2003	4,823,486	$48	$53,889	$21,007	786,406	$(8,975)	$65,969

See accompanying notes to consolidated financial statements.

Delta Apparel, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Amounts in thousands)

	Year Ended

	June 28, 2003	June 29, 2002	June 30, 2001

Operating activities:
Net income	$6,063	$6,472	$9,977
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	5,506	6,390	6,340
Provision for (benefit from) deferred income taxes	961	(733)	314
Provision for (reduction in) allowances on accounts receivable	11	(300)	(614)
Noncash compensation	1,251	1,195	750
Loss (gain) on sale of property and equipment	78	(95)	5
Changes in operating assets and liabilities:
Accounts receivable	605	(470)	687
Inventories	(11,691)	6,136	(13,412)
Prepaid expenses and other current assets	146	(684)	(497)
Other noncurrent assets	(51)	136	174
Accounts payable	(456)	4,439	(1,754)
Accrued expenses	(1,380)	(203)	(1,173)
Income taxes	(2,294)	3,810	(1,950)
Other liabilities	295	387	214

Net cash (used in) provided by operating activities	(956)	26,480	(939)

Investing activities:
Purchases of property, plant and equipment	(4,704)	(5,254)	(3,180)
Proceeds from sale of property, plant and equipment	35	164	43

Net cash used in investing activities	(4,669)	(5,090)	(3,137)

Financing activities:
Proceeds from (repayment of) revolving credit facility, net	6,199	(6,435)	6,435
Repayment of long-term debt	(2,000)	(2,000)	(2,000)
Dividends paid	(853)	(200)	(2)
Repurchase common stock	(1,919)	(9,114)	(607)
Proceeds from exercise of stock options	299	296	—

Net cash provided by (used in) financing activities	1,726	(17,453)	3,826

Increase (decrease) in cash	(3,899)	3,937	(250)

Cash at beginning of year	4,102	165	415

Cash at end of year	$203	$4,102	$165

Supplemental cash flow information:
Cash paid during the year for interest	$512	$512	$1,243

Cash paid during the year for income taxes	$5,102	$1,312	$2,622

Noncash financing activity—issuance of common stock	$1,101	$340	$312

See accompanying notes to consolidated financial statements.

Delta Apparel, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands)

NOTE 1—THE COMPANY

Delta Apparel, Inc. (the “Company”) is a vertically integrated manufacturer and marketer of high quality knit apparel. The Company specializes in selling undecorated T-shirts, golf shirts and activewear tops directly to screen printers and other retail accounts. In addition, the Company sells its products to distributors and private label accounts. The Company operates manufacturing and distribution facilities in the Southeastern United States and in California, as well as manufacturing facilities in Mexico and Central America.

Delta Apparel is a Georgia corporation with its principal executive offices located at 2750 Premiere Parkway, Suite 100, Duluth, Georgia 30097 (telephone number: 678-775-6900). The Company’s common stock trades on the American Stock Exchange under the symbol “DLA”.

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES

(a) Basis of Presentation: The consolidated financial statements of Delta Apparel, Inc. and subsidiaries represent the operations of Delta Apparel and its wholly owned subsidiaries, Delta Apparel Honduras, S.A., Delta Cortes, S.A. and Delta Campeche, S.A. de C.V. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company’s business constitutes a single reportable segment.

(b) Fiscal Year: The Company’s operations are based upon a fifty-two or fifty-three week fiscal year ending on the Saturday closest to June 30. Fiscal years 2003, 2002 and 2001 each consist of fifty-two weeks.

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

(e) Property, Plant, and Equipment: Property, plant and equipment are stated at cost. Depreciation and amortization is recorded following the straight-line method over the estimated useful lives of the assets, which range from 3 to 20 years. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the improvements. When assets are retired or disposed of, the costs and accumulated depreciation or amortization are removed from the respective accounts and any related gain or loss is recognized. Maintenance and repairs are charged to expense when incurred.

(f) Impairment of Long-Lived Assets: The Company accounts for long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, impairment is measured by comparing the carrying amount to the fair value or discounted cash flow.

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

(h) Income Taxes: Income taxes are accounted for under the liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

Under the tax sharing agreement entered into by and between Delta Woodside, Duck Head and the Company, for the taxable period ending July 1, 2000, Delta Woodside would be responsible for paying any federal income taxes, and shall be entitled to any refund of or savings in federal income taxes, with respect to the Delta Woodside consolidated federal income tax group. With respect to state income, franchise or similar taxes, for each taxable year ending July 1, 2000 and prior, each corporation that is a member of the Delta Woodside tax group, the Duck Head tax group or the Delta Apparel tax group shall be responsible for paying any of those state taxes, and any increase in those state taxes, and shall be entitled to receive the benefit of any refund of or saving in those state taxes, with respect to that corporation (or any predecessor by merger of that corporation) or that results from any tax proceeding with respect to any returns relating to those state taxes of that corporation (or any predecessor by merger of that corporation).

On August 6, 2001, the tax sharing agreement between Delta Woodside Industries, Inc., Duck Head Apparel Company, Inc. and Delta Apparel, Inc. was amended. The amendment includes a provision that all disputes arising under the Agreement (other than claims in equity) shall be resolved by arbitration in accordance with the Commercial Arbitration Rules of the American Arbitration Association.

(i) Advertising Costs: Advertising costs are expensed as incurred. Advertising costs amount to $977, $904 and $818 in fiscal 2003, 2002 and 2001, respectively.

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

(l) Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Company’s management to use estimates and assumptions that affect the reported amounts and disclosures of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(m) Stock Option and Incentive Award Plans: The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, in accounting for its fixed plan stock options. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price.

The pro forma information regarding net income and earnings per share is required by SFAS 123 to be determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. For purposes of pro forma disclosures, the estimated fair value of the options under the Option Plan and the Award Plan are amortized to expense over the options’ vesting period. The Company’s pro forma information follows (in thousands, except per share amounts):

	Year Ended

	June 28, 2003	June 29, 2002	June 30, 2001

Net income, as reported	$6,063	$6,472	$9,977

Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	458	416	373

Deduct: Total stock-based employee compensation expense determined under fair value based method for all options and awards, net of related tax effects	(322)	(229)	(471)

Pro forma net income	$6,199	$6,659	$9,879

Earnings per share:
Basic—as reported	$1.50	$1.48	$2.08
Basic—pro forma	$1.53	$1.52	$2.06

Diluted—as reported	$1.45	$1.42	$2.02
Diluted—pro forma	$1.48	$1.46	$2.00

(n) Comprehensive Income: There were no items of Other Comprehensive Income in fiscal years 2003, 2002 or 2001.

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

(p) Derivatives: From time to time, the Company enters into forward contracts, option agreements or other instruments to limit its exposure to fluctuations in raw material prices with respect to cotton purchases. The Company determines at inception whether the derivative instruments will be accounted for as hedges. The option agreements purchased during fiscal year 2002 and 2003 are derivative instruments but are not accounted for as hedges. The option agreements are marked to market on a quarterly basis with adjustments to the fair market value recorded in operations. The fair value of these derivative instruments was $138 and $445 at June 28, 2003 and June 29, 2002, respectively, and was included in other current assets in the accompanying balance sheet.

(q) Reclassifications: Certain reclassifications have been made to prior year financial statements to conform to the current period presentation.

(r) Shipping and Handling Costs: The Company classifies shipping and handling costs as a component of cost of goods sold. Amounts billed to a customer in a sale transaction related to shipping and handling costs are classified as revenues.

(s) Recent Accounting Pronouncements: In August 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company adopted the provisions of SFAS 143 in its first quarter of fiscal year 2003. The adoption of SFAS 143 had no impact on the Company’s financial statements.

In August 2001, the FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company adopted the provisions of SFAS 144 in its first quarter of fiscal year 2003. The adoption of SFAS 144 had no impact on the Company’s financial statements.

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

In April 2003, the FASB issued SFAS 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. The changes in this Statement improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. The Company is required and plans to adopt the provisions of SFAS 149 for the quarter ending September 27, 2003. The Company does not believe that the adoption of SFAS 149 will have a material impact on the Company’s financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities, which addresses consolidation of variable interest entities. FIN 46 expands the criteria for consideration in determining whether a variable interest entity should be consolidated by a business entity, and requires existing unconsolidated variable interest entities (which include, but are not limited to, Special Purpose Entities, or SPEs) to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. This interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company does not believe that the adoption of FIN 46 will have a material impact on the Company’s financial statements.

NOTE 3—INVENTORIES

Inventories consist of the following:

	June 28,	June 29,
	2003	2002

Raw materials	$2,894	$4,644
Work in process	16,580	10,510
Finished goods	27,699	20,329

	$47,174	$35,483

      NOTE 4—PROPERTY, PLANT AND EQUIPMENT

      Property, plant and equipment consist of the following:

	Estimated	June 28,	June 29,
	Useful Life	2003	2002

Land and land improvements	N/A	$1,356	$1,356
Buildings	10-20 years	9,377	8,877
Machinery and equipment	5-15 years	43,466	41,650
Computers and software	3 years	4,286	3,769
Furniture and fixtures	7 years	600	514
Leasehold improvements	3-10 years	857	806
Automobiles	5 years	185	185
Construction in progress	N/A	904	941

		61,031	58,098
Less accumulated depreciation and amortization		(38,954)	(35,106)

		$22,077	$22,992

NOTE 5—ACCRUED EXPENSES

Accrued expenses consist of the following:

	June 28,	June 29,
	2003	2002

Accrued employee compensation and benefits	$4,860	$6,007
Taxes accrued and withheld	333	296
Accrued insurance	527	552
Other	1,384	1,478

	$7,104	$8,333

NOTE 6—LONG-TERM DEBT

Long-term debt consists of the following:

	June 28,	June 29,
	2003	2002

Revolving credit facility secured by receivables and inventory, interest at prime rate or 2% over LIBOR rate (3.320% at June 28, 2003) due May 1, 2005	$6,198	$—

Term loan facility secured by property and equipment, interest at prime rate or 2% over LIBOR rate (3.320% at June 28, 2003) payable monthly, principal amounts due in monthly installments of $166 with final payment due May 1, 2005	3,667	5,667

	9,865	5,667
Less current installments	2,000	2,000

Long-term debt, excluding current installments	$7,865	$3,667

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

The credit agreement contains limitations on, or prohibitions of, cash dividends, stock purchases, related party transactions, mergers, acquisitions, sales of assets, indebtedness and investments. The credit agreement, as amended, permits up to an aggregate of $23.0 million of purchases by the Company of its own stock provided that no event of default existed or would result from that action and after the purchase at least $3.0 million remained available to borrow under the revolving credit facility.

Principal of the term loan will be repaid in monthly installments based on a 60 month amortization, with a payment of all outstanding principal and interest required upon earlier termination of the credit facility. The Company will make the following payments related to its long-term debt: $2.0 million in fiscal year 2004 and $1.7 million in fiscal year 2005.

Under the revolving credit facility, the Company is able to borrow up to $25.0 million (including a $10.0 million letter of credit subfacility) subject to borrowing base limitations based on the accounts receivable and inventory levels. Annual facility fees are .25% of the amount by which the revolving loan limit exceeds the average daily principal balance of the outstanding revolving loans and letter of credit accommodations during the immediately preceding month. At June 28, 2003 the Company had the ability to borrow an additional $18.8 million under the revolving credit facility.

NOTE 7—INCOME TAXES

Federal and state income tax expense was as follows:

	Year ended

	June 28,	June 29,	June 30,
	2003	2002	2001

Current:
Federal	$2,495	$3,595	$1,276
State	304	326	261

Total current	2,799	3,921	1,537

Deferred:
Federal	811	(212)	(486)
State	150	(521)	(64)

Total deferred	961	(733)	(550)

Income tax expense	$3,760	$3,188	$987

A reconciliation between actual income tax expense and the income tax expense computed using the Federal statutory income tax rate of 34% is as follows:

	Year ended

	June 28,	June 29,	June 30,
	2003	2002	2001

Income tax expense at the statutory rate	$3,340	$3,284	$3,728
State income tax expense net of federal income tax effect	200	215	172
Valuation allowance adjustments	—	(631)	(3,205)

Nondeductible amortization and other permanent differences	(71)	(71)	(16)
Other	291	391	308

Income tax expense	$3,760	$3,188	$987

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	June 28,	June 29,
	2003	2002

Deferred tax assets:
Net operating loss carryforward	$513	$542
Currently nondeductible accruals	2,117	2,304
Other	—	—

Gross deferred tax assets	2,630	2,846

Less valuation allowance	(58)	(58)

Net deferred tax assets	2,572	2,788

Deferred tax liabilities:
Depreciation	(1,232)	(721)
Undistributed earnings in foreign subsidiaries	(611)	(388)
Other	(1,271)	(1,260)

Gross deferred tax liabilities	(3,114)	(2,369)

Net deferred tax asset (liability)	$(542)	$419

The Company’s deferred tax asset related to state net operating loss carryforwards are reduced by a valuation allowance to result in deferred tax assets considered by management to be more likely than not realizable. The valuation allowance for deferred tax assets was $58 as of June 28, 2003 and June 29, 2002. There was no net change in the total valuation allowance for the year ended June 28, 2003. The net change in the total valuation allowance for the year ended June 29, 2002 was a decrease of $631. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

As of June 28, 2003, the Company had operating loss carryforwards of approximately $8.6 million for State purposes. These carryforwards expire at various intervals through 2019.

NOTE 8—LEASES

The Company has several noncancellable operating leases relating to buildings, office equipment, machinery and equipment, and computer systems. Certain land and building leases have renewal options generally for periods ranging from 5 to 10 years.

Future minimum lease payments under noncancellable operating leases as of June 28, 2003 were as follows:

Fiscal Year
2004	$2,183
2005	2,113
2006	1,421
2007	802
2008	807
Thereafter	3,464

$10,790

Rent expense for all operating leases was approximately $1,727, $1,548 and $1,369 for fiscal years 2003, 2002, and 2001, respectively.

NOTE 9—EMPLOYEE BENEFIT PLANS

The Company’s defined contribution plan, the Savings and Investment Plan (the “Plan”), allows employees to make pre-tax contributions under Section 401(k) of the Internal Revenue Code. The Plan is open to any U.S. employee who has attained the age of eighteen, at the beginning of the next quarter after completing three months of service. The Plan provides for the Company to make a guaranteed match of the employee’s contributions. The Company contributed approximately $257, $217 and $121 to the Plan during fiscal 2003, 2002 and 2001, respectively.

The Company has a Deferred Compensation Plan that permits certain management employees to defer a portion of their compensation. Deferred compensation accounts are credited with interest and are distributable after retirement, disability or employment termination. The Deferred Compensation Plan is unfunded and benefits are paid from the general assets of the Company. The Company expensed approximately $122, $96 and $66 to the Deferred Compensation Plan during fiscal 2003, 2002 and 2001, respectively.

The Company provides postretirement life insurance benefits for certain retired employees. The plan is noncontributory and is unfunded. Benefits and expenses are paid from the general assets of the Company and recorded as they are incurred. All of the employees in the plan are fully vested and the plan was closed to new employees in 1990. The discount rate used in determining the liability was 7.25%, 7.25% and 7.50% as of June 28, 2003, June 29, 2002 and June 30, 2001, respectively. No options were granted in fiscal year 2002. The following table presents the benefit obligation for these benefits, which is included in Accrued Expenses in the accompanying balance sheet.

	June 28,	June 29,	June 30,
	2003	2002	2001

Change in benefit obligations:
Balance at beginning of year	$1,125	$1,167	$1,269
Interest cost	74	74	58
Benefits paid	(118)	(100)	—
Actuarial adjustment	(125)	(16)	(160)

Balance at end of year	$956	$1,125	$1,167

NOTE 10—STOCK OPTIONS AND INCENTIVE STOCK AWARDS

Effective in June 2000, the Company established the Delta Apparel Stock Option Plan (the “Option Plan”) and the Delta Apparel Incentive Stock Award Plan (the “Award Plan”). Information included in this footnote has been adjusted to reflect the 2-for-1 stock split effective as of September 20, 2002.

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

Under the Option Plan, the Company authorized the grant of options of up to 1,000,000 shares of common stock. Options are granted by the compensation committee of the Company’s board of directors to key and middle level executives for the purchase of the Company’s stock at prices not less than the fair market value of the shares on the dates of grant. Under APB 25, no compensation expense is recognized by the Company as the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant.

Under the Award Plan, the compensation committee of the Company’s board of directors has the discretion to grant awards for up to an aggregate maximum of 400,000 common shares. The Award Plan authorizes the compensation committee to grant to officers and key and middle level executives of the Company or any of its subsidiaries rights to acquire common shares at a cash purchase price of $0.01 per share. As of June 28, 2003, awards covering 192,200 shares have been granted and awards covering 142,400 shares have been exercised under the Award Plan. The Award Plan contains certain provisions that require it to be accounted for as a variable plan under APB 25. Accordingly, compensation expense is recognized by the Company as the market value of the stock increases and decreases from the grant date. Compensation expense recorded under the Award Plan was $1,251, $1,195 and $750 in fiscal 2003, 2002 and 2001, respectively.

A summary of the Company’s stock option activity under the Option Plan and the Award Plan and related information are as follows:

	2003		2002		2001

		Weighted		Weighted		Weighted
		Average		Average		Average
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price

Outstanding at beginning of year	307,870	$4.00	393,680	$3.88	—	—
Granted	74,400	$0.01	—	—	463,200	$3.46
Exercised	(135,970)	$2.21	(85,810)	$3.45	(47,120)	$0.01
Forfeited	(4,600)	$4.05	—	—	(22,400)	$3.33

Outstanding at end of year	241,700	$3.78	307,870	$4.00	393,680	$3.88

Exercisable at end of year	35,000		18,500		—

Weighted-average fair value of options granted during the year	$12.77		—		$2.71

Shares available for future grants	884,800		959,200		959,200

Exercise prices for options outstanding as of June 28, 2003 ranged from approximately $4.66 to $6.13, except for 49,200 shares covered by awards outstanding under the Award Plan for which the exercise price was $0.01. The weighted average remaining contractual life of those options is approximately 2 years.

The pro forma information regarding net income and earnings per share disclosed in Note 1 is required by SFAS 123 to be determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rates of 5.5% in 2003 and 2001, dividend yield of 1.7% and 0% in 2003 and 2001, respectively, volatility factor of the expected market price of the Company’s common stock of .394 and .557 in 2003 and 2001, respectively, and expected lives of one to four years. No shares were granted in fiscal year 2002.

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

(b) Purchase Contracts

The Company has entered into agreements, and has fixed prices, to purchase cotton and natural gas for use in its manufacturing operations. At June 28, 2003, minimum payments under these contracts to purchase cotton and natural gas with non-cancelable contract terms were $7,154 and $114, respectively.

(c) Letters of Credit

As of June 28, 2003, the Company had outstanding letters of credit totaling $380.

NOTE 12—QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Presented below is a summary of the unaudited consolidated quarterly financial information for the years ended June 28, 2003 and June 29, 2002.

	2003 Quarter Ended				2002 Quarter Ended
	September 28	December 28	March 29	June 28	September 29	December 29	March 30	June 29

Net sales	$28,883	$30,002	$33,870	$36,766	$31,014	$24,337	$32,860	$43,390
Gross profit	6,004	5,121	6,115	6,729	2,967	3,741	6,242	8,378
Operating income	3,061	2,055	2,617	2,822	330	1,213	3,140	5,654
Net income	1,791	1,155	1,485	1,632	64	678	1,877	3,853
Basic EPS*	$0.44	$0.28	$0.37	$0.41	$0.01	$0.15	$0.46	$0.97
Diluted EPS*	$0.43	$0.27	$0.35	$0.39	$0.01	$0.14	$0.43	$0.92

*	Adjusted for 2-for-1 stock split effective as of September 20, 2002

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

NOTE 14—SUBSEQUENT EVENT

On July 7, 2003, the Company announced that it signed a definitive agreement to purchase all of the outstanding capital stock of the M.J. Soffe Company. The transaction is valued at up to $72 million, consisting of $52 million of cash including retirement of debt, $8 million in promissory notes, and up to $12 million in contingent payments subject to the achievement of certain performance targets. The acquisition is expected to close in September of 2003, and is subject to regulatory approval, satisfactory completion of due diligence, and financing approval.

SCHEDULE II — CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

DELTA APPAREL, INC. AND SUBSIDIARIES
(In thousands)

ALLOWANCE FOR DOUBTFUL ACCOUNTS

	Beginning			Ending
	Balance	Expense	Write-Offs	Balance

2003	$969	$722	$(384)	$1,307
2002	1,344	339	(714)	969
2001	1,910	921	(1,487)	1,344

RETURNS AND ALLOWANCES

	Beginning			Ending
	Balance	Expense	Credits Issued	Balance

2003	$543	$3,195	$(3,522)	$216
2002	468	4,175	(4,100)	543
2001	516	3,519	(3,567)	468

TOTAL

	Beginning		Write-Offs/	Ending
	Balance	Expense	Credits Issued	Balance

2003	$1,512	$3,917	$(3,906)	$1,523
2002	1,812	4,514	(4,814)	1,512
2001	2,426	4,440	(5,054)	1,812