Form 10-Q
period 2003-09-27
DELTA APPAREL INC
filed 2003-11-05
CIK 1101396

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2003

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 1-15583

DELTA APPAREL, INC

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of October 23, 2003, there were outstanding 4,069,502 shares of the registrant’s common stock, par value of $0.01, which is the only class of the outstanding common or voting stock of the registrant.

INDEX

		Page

PART 1.	Financial Information

Item 1.	Financial Statements

	Interim Condensed Consolidated Financial Statements (Unaudited):

	Condensed Consolidated Balance Sheets— September 27, 2003 and June 28, 2003	3

	Condensed Consolidated Statements of Income— Three months ended September 27, 2003 and September 28, 2002	4

	Condensed Consolidated Statements of Cash Flows— Three months ended September 27, 2003 and September 28, 2002	5

	Notes to Condensed Consolidated Financial Statements	6-8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8-13

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	13-14

Item 4.	Controls and Procedures	14

PART II	Other Information

Item 1.	Legal Proceedings	14-15

Item 6.	Exhibits and Reports on Form 8-K	15-16

Signatures		18

Exhibits

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

DELTA APPAREL, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
(in thousands, except shares and per share amounts)

	(Unaudited)
	September 27,	June 28,
	2003	2003

Assets
Current assets:
Cash	$189	$203
Accounts receivable, net	17,370	22,196
Inventories	50,210	47,174
Prepaid expenses and other current assets	1,484	1,689
Deferred income taxes	505	620
Income taxes receivable	416	434

Total current assets	70,174	72,316

Property, plant and equipment, net	21,461	22,077
Other assets	39	54

Total assets	$91,674	$94,447

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$17,112	$16,033
Current portion of long-term debt	2,000	2,000

Total current liabilities	19,112	18,033

Long-term debt	3,321	7,865
Deferred income taxes	1,224	1,162
Other liabilities	1,567	1,418

Total liabilities	25,224	28,478

Stockholders’ equity:
Preferred stock—2,000,000 shares authorized; none issued and outstanding	—	—
Common stock—par value $.01 a share, 7,500,000 shares authorized, 4,823,486 shares issued, and 4,060,502 and 4,037,080 shares outstanding as of September 27, 2003 and June 28, 2003, respectively	48	48
Additional paid-in capital	53,889	53,889
Retained earnings	21,221	21,007
Treasury stock—762,984 and 786,406 shares as of September 27, 2003 and June 28, 2003, respectively	(8,708)	(8,975)

Total stockholders’ equity	66,450	65,969

Total liabilities and stockholders’ equity	$91,674	$94,447

See accompanying notes to condensed consolidated financial statements.

DELTA APPAREL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended

	September 27,	September 28,
	2003	2002

Net sales	$30,802	$28,883
Cost of goods sold	26,720	22,879

Gross profit	4,082	6,004

Selling, general and administrative expenses	3,219	2,973
Provision for bad debts	(160)	(138)
Other (income) expense	(81)	108

Operating income	1,104	3,061

Interest expense, net	154	148

Income before income taxes	950	2,913

Income tax expense	361	1,122

Net income	$589	$1,791

Earnings per share
Basic	$0.15	$0.44
Diluted	$0.14	$0.43

Weighted average number of shares outstanding	4,044	4,053
Dilutive effect of stock options	124	156

Weighted average number of shares assuming dilution	4,168	4,209

See accompanying notes to condensed consolidated financial statements

DELTA APPAREL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Three Months Ended

	September 27,	September 28,
	2003	2002

Operating activities:
Net income	$589	$1,791
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	1,110	1,659
Deferred income taxes	176	50
Changes in operating assets and liabilities:
Accounts receivable	4,826	8,326
Inventories	(3,036)	(12,912)
Prepaid expenses and other current assets	205	615
Other noncurrent assets	15	(95)
Accounts payable and accrued expenses	1,118	92
Income taxes	18	(1,071)
Other liabilities	149	152

Net cash provided by (used in) operating activities	5,170	(1,393)

Investing activities:
Purchases of property, plant and equipment	(495)	(724)

Net cash used in investing activities	(495)	(724)

Financing activities:
Repayment of revolving credit facility, net	(4,044)	—
Repayment of long-term financing	(500)	(500)
Repurchase of common stock	—	(268)
Proceeds from exercise of stock options	98	103
Dividends paid	(243)	(205)

Net cash used in financing activities	(4,689)	(870)

Decrease in cash	(14)	(2,987)

Cash at beginning of period	203	4,102

Cash at end of period	$189	$1,115

Supplemental cash flow information:
Cash paid during the period for interest	$91	$104

Cash paid during the period for income taxes	$167	$2,142

Noncash financing activity—issuance of common stock	$38	$710

See accompanying notes to condensed consolidated financial statements.

DELTA APPAREL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note A—Basis of Presentation

The interim condensed consolidated financial statements for the three months ended September 27, 2003 and September 28, 2002, included herein, have been prepared in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 27, 2003 are not necessarily indicative of the results that may be expected for the year ending July 3, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended June 28, 2003, filed with the Securities and Exchange Commission.

Note B—Inventories

Inventories consist of the following:

	September 27,	June 28,
	2003	2003

Raw materials	$2,767	2,895
Work in process	18,107	16,580
Finished goods	29,336	27,699

	$50,210	47,174

Note C—Income Taxes

The effective income tax rate on pretax income for the three months ended September 27, 2003 was 38.0%, compared to 38.3% for the fiscal year ended June 28, 2003.

Note D—Stock Options and Incentive Stock Awards

The Company has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related Interpretations in accounting for its employee stock options because the alternative fair value accounting provided for under FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), requires use of option valuation models that were not developed for use in valuing employee stock options.

The following table illustrates the effect on net income and earnings per share as if the fair value based method had been applied to all outstanding and unvested options and awards in each period.

	Three Months Ended

	September 27,	September 28,
	2003	2002

Net income, as reported	$589	$1,791
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	87	157
Deduct: Total stock-based employee compensation expense determined under fair value based method for all options and awards, net of related tax effects	(87)	(80)

Pro forma net income	$589	$1,868

Earnings per share:
Basic—as reported	$0.15	$0.44
Basic—pro forma	$0.15	$0.46

Diluted—as reported	$0.14	$0.43
Diluted—pro forma	$0.14	$0.44

Note E—Purchase Contracts

The Company has entered into agreements, and has fixed prices, to purchase cotton and natural gas for use in its manufacturing operations. At September 27, 2003, minimum payments under these contracts to purchase cotton and natural gas with non-cancelable contract terms were $3.7 million and $0.3 million, respectively.

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

Note G—Stockholders’ Equity

Stock Repurchase Program
On November 1, 2000, the Board of Directors authorized the repurchase by the Company in open market transactions of up to $3.0 million of Delta Apparel common stock (“Stock Repurchase Program”). All purchases are made at the discretion of management. On September 13, 2002, the Board of Directors authorized the repurchase by the Company in open market transactions of up to an additional $3.0 million of Delta Apparel common stock pursuant to its Stock Repurchase Program, bringing the total amount authorized to $6.0 million. The Company did not purchase shares of Delta Apparel common stock during the three months ended September 27, 2003. Since the inception of the Stock Repurchase Program, the Company has purchased 360,204 shares of Delta Apparel common stock pursuant to the program for an aggregate of $4.1 million.

Quarterly Dividend Program
On August 14, 2003, the Board declared a cash dividend pursuant to the Company’s quarterly dividend program of six cents per share of common stock. The dividend was paid on September 15, 2003 to shareholders of record as of the close of business on September 3, 2003. On October 20, 2003, the Board declared a cash dividend of six cents per share of common stock payable November 17, 2003 to shareholders of record as of the close of business on November 5, 2003. Although the Board may terminate or amend the program at any time, the Company currently expects to continue the quarterly dividend program.

Note H—Subsequent Events

On October 3, 2003, Delta Apparel completed the acquisition of all of the outstanding capital stock of M. J. Soffe Co., a North Carolina corporation (the “Acquisition”). The Acquisition was consummated by means of a stock purchase transaction pursuant to which MJS Acquisition Company, a North Carolina corporation and newly-formed, wholly-owned subsidiary of Delta Apparel (“MJS”), acquired all of the outstanding capital stock of M. J. Soffe Co. from the shareholders of M. J. Soffe Co., James F. Soffe, John D. Soffe, and Anthony M. Cimaglia (collectively, the “Individuals”), pursuant to an Amended and Restated Stock Purchase Agreement (the “Stock Purchase Agreement”) dated as of October 3, 2003 by and among Delta Apparel, MJS, M. J. Soffe Co., and the Individuals. Immediately following the Acquisition, M. J. Soffe Co. was merged with and into MJS (the “Merger”), with MJS as the surviving corporation in the Merger, and MJS’s name was changed to M. J. Soffe Co.

The aggregate consideration paid to the Individuals for all of the outstanding capital stock of M. J. Soffe Co. consisted of (i) aggregate cash payments of approximately $43.5 million; and (ii) the issuance of a promissory note to the Individuals in the aggregate principal amount of $8 million (the “Shareholder Note”). Also, additional amounts are payable to the Individuals in cash during each of fiscal years 2005, 2006, and 2007 if specified financial performance targets are met by M. J. Soffe Co. during annual periods beginning on September 28, 2003 and ending on September 30, 2006 (the “Earnout Amounts”). The Earnout Amounts are capped at a maximum aggregate amount of $12 million. In addition, pursuant to the Stock Purchase Agreement, MJS paid approximately $8.5 million to satisfy all outstanding bank debt of M. J. Soffe Co.

M. J. Soffe Co. manufactures, markets, and sells casual and athletic apparel. It has a textile and sewing facility in Fayetteville, North Carolina, as well as two additional sewing plants, one each in Bladenboro and Rowland, North Carolina. In addition, M. J. Soffe Co. contracts approximately 30% of its sewing requirement from two 50% owned facilities in Costa Rica. M. J. Soffe Co. leases its primary distribution center in Fayetteville, North Carolina and also leases space for satellite distribution facilities in other parts of the United States.

On October 3, 2003, Delta Apparel entered into an Amended and Restated Loan and Security Agreement with Congress Financial Corporation (Southern), as lender and as agent for the financial institutions named as lenders, pursuant to which Delta’s existing line of credit (the “Delta Facility”) was increased to $40 million, which represents a $5 million increase in Delta apparel’s predecessor credit facility.

Also on October 3, 2003, MJS entered into a Loan and Security Agreement with Congress Financial Corporation (Southern), as lender and as agent for the financial institutions named as lenders, which provides M. J. Soffe Co. with a $38.5 million line of credit (the “Soffe Facility”). Together, the Delta Facility and the Soffe Facility provide for lines of credit in an aggregate amount of $78.5 million. The Delta Facility and the Soffe Facility are secured by a first priority lien on all of the assets of Delta Apparel and M. J. Soffe Co. Delta Apparel is a guarantor of the Soffe Facility, and M. J. Soffe Co. is a guarantor for the Delta Facility. M. J. Soffe Co has the option to increase the Soffe Facility from $38.5 million to $41.0 million, provided that no event of default exists under the facility.

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

The forward-looking statements in this Quarterly Report are based on the Company’s expectations and are necessarily dependent upon assumptions, estimates and data that the Company believes are reasonable and accurate but may be incorrect, incomplete or imprecise. Forward-looking statements are also subject to a number of business risks and uncertainties, any of which could cause actual results to differ materially from those set forth in or implied by the forward-looking statements. The risks and uncertainties include, among others, changes in the retail demand for apparel products, the cost of raw materials, competitive conditions in the apparel and textile industries, the relative strength of the United States dollar as against other currencies, changes in United States trade regulations, including without limitation the expected end of quotas on textile and apparel products among WTO member states in 2005 and the discovery of unknown conditions (such as with respect to environmental matters and similar items) and other risks described from time to time in the Company’s reports filed with the Securities and Exchange Commission. Accordingly, any forward-looking statements do not purport to be predictions of future events or circumstances and may not be realized.

The Company does not undertake publicly to update or revise the forward-looking statements even if it becomes clear that any projected results will not be realized.

BUSINESS OUTLOOK

Pricing for commodity activewear products remained difficult during the last quarter. The pricing level on basic white products was well below the Company’s expectations. Given the level of competition, Delta Apparel was pleased with the sales growth it achieved.

Delta Apparel continued to open many new accounts during the quarter and shipped to over 1300 customers, up approximately 67% from the number of customers shipped in the first quarter of last year. Unit sales to the top twenty accounts declined slightly from last year further showing the growth that the medium and smaller accounts are providing. The distributor segment accounted for less than 9% of the sales in the quarter ended September 27, 2003.

At this time the Company is encouraged with the pricing trends in the marketplace and believes there is support for higher basic T-shirt pricing. Overall unit growth remains strong and could increase further based on an improving economy and low inventories at the retail level. Cotton futures have increased dramatically over the last several weeks, putting pressure on all manufacturers to pass on these cost increases. Inventories at the distributor level are growing slower than sales. Overall profitability of the activewear business segment has deteriorated in the last two quarters, putting higher leveraged companies at risk.

Given these current trends, Delta Apparel expects sales of our basic Delta products to continue to grow in unit and total dollar sales in our second fiscal quarter. Gross margins on Delta Apparel business should also improve. We have taken actions to move more production away from white T-shirts which is expected to help the product mix in the second half of this year. The Company is also continuing to develop and market more non-commodity apparel products to sell to its growing account base.

During the quarter, the Company also continued to lower its manufacturing costs. These cost reductions came from improving production efficiencies at the plants, improving material utilization, and lowering off-quality production. Delta Apparel has minimized its capital expenditures during the past several months, while concentrating on efficiency improvements. The Company expects to spend approximately $3.0 million on capital expenditures during the fiscal year on the Delta Apparel business (excluding capital expenditures on the Soffe operations).

On October 3, 2003, the Company completed the acquisition of all of the outstanding capital stock of M. J. Soffe Co. Similar to Delta Apparel, M. J. Soffe Co. manufactures, markets, and sells casual and athletic apparel. The M. J. Soffe product line is broader than the Delta Apparel product line as it includes both activewear tops and bottoms. It has a textile and sewing facility in Fayetteville, North Carolina, as well as two additional sewing plants, one each in Bladenboro and Rowland, North Carolina. In addition, M. J. Soffe Co. contracts approximately 30% of its sewing requirement from two 50% owned facilities in Costa Rica. M. J. Soffe Co. leases its primary distribution center in Fayetteville, North Carolina and also leases space for satellite distribution facilities in other parts of the United States.

The acquisition of M. J. Soffe Co. will be accounted for using the purchase method of accounting. The fair value of M. J. Soffe Co.’s assets and related liabilities are based on preliminary estimates. Additional analysis will be required to determine the fair value of M. J. Soffe Co.’s assets and liabilities, primarily with respect to inventory, property, plant and equipment, and certain assumed liabilities. Such analysis and determination of allocation of purchase price is expected to be substantially complete by the end of Delta Apparel’s second quarter.

The following unaudited pro forma information for the year ended June 28, 2003 gives effect to the acquisition of M. J. Soffe Co. and the borrowings under the new revolving credit facilities as if each had occurred on June 30, 2002. The unaudited pro forma information is based on assumptions that we believe are reasonable under the circumstances and are intended for informational purposes only. They are not necessarily indicative of our future results of operations or results of operations that would have actually occurred had the acquisition of M. J. Soffe Co. taken place for the period presented.

Unaudited Pro Forma Information
(Amounts in thousands, except per share amounts)

			Pro Forma
	Delta Apparel	M. J. Soffe	Combined
	Year Ended	Year Ended	Year Ended
	June 28, 2003	June 28, 2003	June 28, 2003

Net sales	$129,521	$93,800	$223,321
Operating income	10,555	11,425	23,146
Net income	6,063	6,821	12,045

Pro forma earnings per share
Basic	$1.50		$2.98
Diluted	$1.45		$2.88

M. J. Soffe Co. results will be included in Delta Apparel’s financials beginning on October 3, 2003. Therefore, the results of Delta Apparel, Inc. for the fiscal year ended July 3, 2004 will include approximately nine months of the operations of M. J. Soffe Co.

RESULTS OF OPERATIONS

Net sales for the first quarter of fiscal year 2004 were $30.8 million, an increase of $1.9 million, or 6.6%, from net sales of $28.9 million for the first quarter of the prior year. The increase in net sales was the result of higher unit sales (up 21.3%, accounting for $6.1 million) partially offset by lower average unit prices (down 12.1%, accounting for $4.2 million). The higher unit volume resulted primarily from increased sales in heavyweight, private label and specialty tee styles. Pricing declines during the quarter were primarily in the basic white and colored tees. Delta Apparel’s specialty tees continued to generate above average margins and partially offset declining margins on basic tees. Although the Company expects its sales during fiscal year 2004 to exceed its fiscal year 2003 sales, there can be no assurance that the Company will achieve this expected sales growth.

Gross profit as a percentage of net sales decreased to 13.3% for the first quarter of fiscal year 2004 from 20.8% for the first quarter of the prior year. The $1.9 million decrease in gross margin for the quarter was primarily the result of a $4.4 million decrease in selling prices, offset partially by increased sales volume contributing $1.2 million, decreased depreciation expense contributing $0.5 million and other textile manufacturing improvements.

Selling, general and administrative expenses, including the provision for bad debts, for the first quarter of fiscal year 2004 were $3.1 million, or 9.9% of sales, an increase of $0.2 million from the first quarter of the prior year. Distribution expenses increased $0.4 million primarily as a result of the increased shipping volume during the quarter and expenses related to the new Florida distribution center that opened in February 2003. The increase in distribution expenses was partially offset by a $0.2 million decrease in general and administrative expenses as a result of lower incentive compensation expense resulting from the lower operating earnings.

Other income for the first quarter of fiscal year 2004 was $0.1 million, an increase of $0.2 million from the first quarter of the prior year. Other income in the three months ended September 27, 2003 was primarily the result of gains on cotton options that were marked to market. Other expense in the three months ended September 28, 2002 was primarily the result of a $0.1 million loss on the sale of cotton options.

Operating income for the first quarter of fiscal year 2004 was $1.1 million, a decrease of $2.0 million, or 63.9%, from $3.1 million for the first quarter of the prior year. The decrease in operating income was primarily the result of the decreased gross profit.

Net interest expense for the first quarter of fiscal year 2004 was $154 thousand compared to $148 thousand for the first quarter of the prior year. The increase in interest expense resulted from an increase in the average debt outstanding, partially offset by a reduction in the average interest rates.

The effective tax rate for the first quarter of fiscal year 2004 was 38.0% compared to 38.5% for the first quarter of the prior year and 38.3% for the fiscal year ended June 28, 2003.

Net income for the first quarter of fiscal year 2004 was $0.6 million, a decrease of $1.2 million from net income of $1.8 million for the first quarter of the prior year, due to the factors described above.

Accounts receivable decreased $4.8 million from June 28, 2003 to $17.4 million on September 27, 2003. The decrease was a result of lower sales during the quarter ended September 27, 2003 compared to the quarter ended June 28, 2003. In addition, days sales outstanding were 46 days at September 27, 2003 compared to 55 days at June 28, 2003.

Inventories at September 27, 2003 totaled $50.2 million compared to $47.2 million at June 28, 2003. The increase in inventory is primarily the result of a $1.5 million increase in in-process inventory and a $1.6 million increase in finished goods. The increase in inventory was primarily the result of planned inventory increases in anticipation of increased unit volume sales.

Capital expenditures in the first quarter of fiscal year 2004 were $0.5 million compared to $0.7 million in the first quarter of the prior year. The expenditures during the first quarter of fiscal years 2004 and 2003 primarily related to increasing capacity and lowering costs in the Company’s existing textile facilities.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary cash needs are for working capital and capital expenditures. In addition, the Company uses cash to fund its share repurchases under its Stock Repurchase Program. The Company has financed its working capital and capital expenditure requirements through its operating profits and its credit agreement with Congress Financial Corporation (Southern). During the quarter ended September 27, 2003, the credit agreement provided Delta Apparel with a $10 million term loan and a $25 million revolving credit facility, both maturing on May 1, 2005. All loans under the credit agreement bear interest at rates based on an adjusted LIBOR rate plus an applicable margin or a bank’s prime rate plus an applicable margin. Delta Apparel granted the lender a first mortgage lien on or security interest in substantially all of its assets. At September 27, 2003, the Company had a $2.2 million outstanding balance under its revolving credit facility at an average interest rate of 4.0%. The interest rate on its term loan at September 27, 2003 was 3.11%.

On October 3, 2003, Delta Apparel entered into an Amended and Restated Loan and Security Agreement with Congress Financial Corporation (Southern), pursuant to which Delta Apparel’s existing line of credit (the “Delta Facility”) was increased to $40 million. Also on October 3, 2003, the MJS Acquisition Company, a newly-formed, wholly-owned subsidiary of Delta Apparel, purchased all of the outstanding stock of the M. J. Soffe Co., M. J. Soffe Co. was merged into MJS Acquisition Company, and MJS Acquisition Company changed its name to M. J. Soffe Co. Pursuant to this transaction, the MJS Acquisition Company entered into a Loan and Security Agreement with Congress Financial Corporation (Southern) which provides M. J. Soffe Co. with a $38.5 million line of credit (the “Soffe Facility”). Together, the Delta Facility and the Soffe Facility provide for lines of credit in an aggregate amount of $78.5 million. The Delta Facility and the Soffe Facility are secured by a first priority lien on all of the assets of Delta Apparel and M. J. Soffe Co. Delta Apparel is a guarantor of the Soffe Facility, and M. J. Soffe Co. is a guarantor for the Delta Facility. M. J. Soffe Co. has the option to increase the Soffe Facility from $38.5 million to $41.0 million, provided that no event of default exists under the facility.

Delta Apparel’s operating activities provided cash of $5.2 million in the first quarter of fiscal year 2004 and used cash of $1.4 million in the first quarter of the prior year. The cash provided in the first quarter of fiscal year 2004 was primarily due to a reduction in accounts receivable and an increase in accounts payable and accrued liabilities, partially offset by an increase in inventory. The cash used in the first quarter of the prior year was primarily due to an increase in inventory, partially offset by net income plus depreciation and a reduction in accounts receivable.

Based on its expectations, Delta Apparel believes that its revolving credit facilities should be sufficient to satisfy its foreseeable working capital needs, and that the cash flow generated by its operations and funds available under its revolving credit lines should be sufficient to service its debt payment requirements, to satisfy its day-to-day working capital needs, to fund its planned capital expenditures, to fund purchases of its stock as described below and to fund the payment of dividends as described below. Any material deterioration in Delta Apparel’s results of operations, however, may result in Delta Apparel losing its ability to borrow under its revolving credit facility and to issue letters of credit to suppliers or may cause the borrowing availability under that facility to be insufficient for the Company’s needs.

Purchases by Delta Apparel of its Own Shares

The Company did not purchase shares of Delta Apparel common stock during the three months ended September 27, 2003. Since the inception of the Stock Repurchase Program, the Company has purchased 360,204 shares of Delta Apparel common stock pursuant to the Stock Repurchase Program for an aggregate of $4.1 million. The Company has authorization from the Board of Directors to spend up to a total of $6.0 million for share repurchases under the program. All purchases are made at the discretion of management.

Dividend Program

On August 14, 2003, the Board declared a cash dividend pursuant to the Company’s quarterly dividend program of six cents per share of common stock. The dividend was paid on September 15, 2003 to shareholders of record as of the close of business on September 3, 2003. On October 20, 2003, the Board declared a cash dividend of six cents per share of common stock payable November 17, 2003 to shareholders of record as of the close of business on November 5, 2003. Although the Board may terminate or amend the program at any time, the Company currently expects to continue the quarterly dividend program.

CRITICAL ACCOUNTING POLICIES

There have been no changes in our critical accounting policies since the filing of our Annual Report on Form 10-K for the year ended June 28, 2003.

NEW ACCOUNTING STANDARDS

In April 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. The changes in this Statement improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. The Company adopted SFAS 149 in its first quarter of fiscal year 2004. The adoption of SFAS 149 had no impact on the Company’s financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities, which addresses consolidation of variable interest entities. FIN 46 expands the criteria for consideration in determining whether a variable interest entity should be consolidated by a business entity, and requires existing unconsolidated variable interest entities (which include, but are not limited to, Special Purpose Entities, or SPEs) to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. The Company is currently evaluating the impact of FIN 46 on its financial statements and does not believe that the adoption of FIN 46 will have a material impact on the Company’s financial statements.

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

On May 27, 2002, the Company received a renewal of its National Pollution Discharge Elimination System (“NPDES”) permit from the North Carolina Department of Environment and Natural Resources, Division of Water Quality (“DWQ”) for its Maiden, North Carolina textile plant. Among other things, the new permit required the Company to reduce its effluent (waste discharge) color to specified color concentration limits. The Company believed that the DWQ exceeded its authority and acted arbitrarily in imposing the specific color concentration limitations within the new permit and, on July 23, 2002 contested the permit by filing a petition with the North Carolina Office of Administrative Hearings. The Company and DWQ have reached a tentative settlement and have stayed the contested case until December 1, 2003. The tentative settlement provides that Delta Apparel will have one year to research and test alternative color removal technologies and thereafter must select and implement a technology. In addition, Delta Apparel must continue to monitor its color removal.

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

RECENT DEVELOPMENTS

On October 3, 2003, Delta Apparel completed the acquisition of all of the outstanding capital stock of M. J. Soffe Co., a North Carolina corporation (the “Acquisition”). The Acquisition was consummated by means of a stock purchase transaction pursuant to which MJS Acquisition Company, a North Carolina corporation and newly-formed, wholly-owned subsidiary of Delta Apparel (“MJS”), acquired all of the outstanding capital stock of M. J. Soffe Co. from the shareholders of M. J. Soffe Co., James F. Soffe, John D. Soffe, and Anthony M. Cimaglia (collectively, the “Individuals”), pursuant to an Amended and Restated Stock Purchase Agreement (the “Stock Purchase Agreement”) dated as of October 3, 2003 by and among Delta Apparel, MJS, M. J. Soffe Co., and the Individuals. Immediately following the Acquisition, M. J. Soffe Co. was merged with and into MJS (the “Merger”), with MJS as the surviving corporation in the Merger, and MJS’s name was changed to M. J. Soffe Co.

The aggregate consideration paid to the Individuals for all of the outstanding capital stock of M. J. Soffe Co. consisted of (i) aggregate cash payments of approximately $43.5 million; and (ii) the issuance of a promissory note to the Individuals in the aggregate principal amount of $8 million (the “Shareholder Note”). Also, additional amounts are payable to the Individuals in cash during each of fiscal years 2005, 2006, and 2007 if specified financial performance targets are met by M. J. Soffe Co. during annual periods beginning on September 28, 2003 and ending on September 30, 2006 (the “Earnout Amounts”). The Earnout Amounts are capped at a maximum aggregate amount of $12 million. In addition, pursuant to the Stock Purchase Agreement, MJS paid approximately $8.5 million to satisfy all outstanding bank debt of M. J. Soffe Co.

M. J. Soffe Co. manufactures, markets, and sells casual and athletic apparel. It has a textile and sewing facility in Fayetteville, North Carolina, as well as two additional sewing plants, one each in Bladenboro and Rowland, North Carolina. In addition, M. J. Soffe Co. contracts approximately 30% of its sewing requirement from two 50% owned facilities in Costa Rica. M. J. Soffe Co. leases its primary distribution center in Fayetteville, North Carolina and also leases space for satellite distribution facilities in other parts of the United States.

On October 3, 2003, Delta Apparel entered into an Amended and Restated Loan and Security Agreement with Congress Financial Corporation (Southern), as lender and as agent for the financial institutions named as lenders, pursuant to which Delta Apparel’s existing line of credit (the “Delta Facility”) was increased to $40 million, which represents a $5 million increase in Delta Apparel’s predecessor credit facility.

Also on October 3, 2003, MJS entered into a Loan and Security Agreement with Congress Financial Corporation (Southern), as lender and as agent for the financial institutions named as lenders, which provides M. J. Soffe Co. with a $38.5 million line of credit (the “Soffe Facility”). Together, the Delta Facility and the Soffe Facility provide for lines of credit in an aggregate amount of $78.5 million. The Delta Facility and the Soffe Facility are secured by a first priority lien on all of the assets of Delta Apparel and M. J. Soffe Co. Delta Apparel is a guarantor of the Soffe Facility, and M. J. Soffe Co. is a guarantor for the Delta Facility. M. J. Soffe Co has the option to increase the Soffe Facility from $38.5 million to $41.0 million, provided that no event of default exists under the facility.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

COMMODITY RISK SENSITIVITY

The Company purchases cotton from approximately eight established merchants with whom it has long-standing relationships. The majority of the Company’s purchases are executed using “on-call” contracts. These on-call arrangements are used to ensure that an adequate supply of cotton is available for the Company’s requirements. Under on-call contracts, the Company agrees to purchase specific quantities for delivery on specific dates, with pricing to be determined at a later time. Prices are set according to prevailing prices, as reported by the New York Cotton Exchange, at the time of the Company’s election to fix specific contracts.

Cotton on-call with a fixed price at September 27, 2003 was valued at $3.7 million, and is scheduled for delivery between October 2003 and December 2003. At September 27, 2003, the Company had unpriced contracts for deliveries between January 2004 and June 2004. Based on the prevailing price at September 27, 2003, the value of these unpriced commitments is approximately $15.8 million. At September 27, 2003, a 10% decline in the market price of the cotton covered by Delta Apparel’s fixed price contracts would have had a negative impact of approximately $0.4 million on the value of the contracts. At June 28, 2003, cotton on-call with a fixed price was valued at $7.2 million. At June 28, 2003, a 10% decline in the market price of the cotton covered by Delta Apparel’s fixed price contracts would have had a negative impact of approximately $0.7 million. The effect of a 10% decline in the market price of cotton on Delta Apparel’s fixed price contracts would have been less at September 27, 2003 than at June 28, 2003 because the value of Delta Apparel’s fixed price cotton on-call contracts was less on September 27, 2003. Daily price fluctuations are minimal, yet long-term trends in price movement can result in unfavorable pricing of cotton for Delta Apparel.

The Company uses derivatives, including cotton option contracts, to manage its exposure to movements in commodity prices. The Company did not designate its options as hedge instruments upon inception. Accordingly, changes in the fair market value are marked to market. The Company owned options valued at $0.1 million on September 27, 2003.

INTEREST RATE SENSITIVITY

Delta Apparel’s credit agreement provides that the interest rate on outstanding amounts owed shall bear interest at variable rates. If the amount of outstanding indebtedness at September 27, 2003 under the revolver and term loan had been the amount outstanding during the entire three months ended September 27, 2003 and the interest rate on this outstanding indebtedness had been increased by 100 basis points, Delta Apparel’s expense would have increased by approximately $13,000, or 8.6%, for the quarter. This compares to an increase of $99,000 or 13.5% for the 2003 fiscal year, or an average of $24,750 per quarter, based on the outstanding indebtedness at June 28, 2003. The decrease is due to the amount outstanding under the Company’s revolver and term loan being lower at September 27, 2003 than at June 28, 2003. The actual increase in interest expense resulting from a change in interest rates would depend on the magnitude of the increase in rates and the average principal balance outstanding.

Item 4: Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 27, 2003 and, based on their evaluation, the Chief Executive Office and Chief Financial Officer have concluded that these controls and procedures are effective.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On May 27, 2002, the Company received a renewal of its National Pollution Discharge Elimination System (“NPDES”) permit from the North Carolina Department of Environment and Natural Resources, Division of Water Quality (“DWQ”) for its Maiden, North Carolina textile plant. Among other things, the new permit required the Company to reduce its effluent (waste discharge) color to specified color concentration limits. The Company believed that the DWQ exceeded its authority and acted arbitrarily in imposing the specific color concentration limitations within the new permit and, on July 23, 2002 contested the permit by filing a petition with the North Carolina Office of Administrative Hearings. The Company and DWQ have reached a tentative settlement and have stayed the contested case until December 1, 2003. The tentative settlement provides that Delta Apparel will have one year to research and test alternative color removal technologies and thereafter must select and implement a technology. In addition, Delta Apparel must continue to monitor its color removal.

The Company does not currently have an estimate of the amount of additional annual expenses, if any, that the Company may incur in the future in order to comply with the tentative settlement. The Company believes that the cost of compliance will not be material to the results of operations or financial condition of the Company.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits.

3.1.2	Amendment to Articles of Incorporation of the Company dated September 18, 2003.

10.1	Amended and Restated Loan and Security Agreement dated as of October 3, 2003 among Delta Apparel, Inc., Congress Financial Corporation (Southern), as Agent, and certain financial institutions named therein, as Lenders:
Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on October 17, 2003.

10.2	Loan and Security Agreement dated as of October 3, 2003 among MJS Acquisition Company, Congress Financial Corporation (Southern), as Agent, and certain financial institutions named therein, as Lenders:
Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on October 17, 2003.

10.3	General Security Agreement of MJS Acquisition Company and SAIM, LLC in favor of Congress Financial Corporation (Southern), as Agent, dated as of October 3, 2003: Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on October 17, 2003.

10.4	General Security Agreement of Delta Apparel, Inc. and SAIM, LLC in favor or Congress Financial Corporation (Southern), as Agent, dated as of October 3, 2003: Incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on October 17, 2003.

10.5	Trademark Security Agreement dated as of October 3, 2003 between MJS Acquisition Company and Congress Financial Corporation (Southern), as Agent: Incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K filed on October 17, 2003.

10.6	Form of Deed of Trust of M. J. Soffe Co. in favor of Congress Financial Corporation (Southern), as Agent, dated as of October 3, 2003: Incorporated by reference to Exhibit 10.6 to the Company’s Form 8-K filed on October 17, 2003.

10.7	Stock Pledge Agreement dated as of October 3, 2003 by and among Delta Apparel, Inc., MJS Acquisition Company, and Congress Financial Corporation (Southern), as Agent: Incorporated by reference to Exhibit 10.7 to the Company’s Form 8-K filed on October 17, 2003.

10.8	Guarantee of MJS Acquisition Company and SAIM, LLC in favor of Congress Financial Corporation (Southern), as Agent, dated as of October 3, 2003: Incorporated by reference to Exhibit 10.8 to the Company’s Form 8-K filed on October 17, 2003.

10.9	Guarantee of Delta Apparel, Inc. and SAIM, LLC in favor of Congress Financial Corporation (Southern), as Agent, dated as of October 3, 2003: Incorporated by reference to Exhibit 10.9 to the Company’s Form 8-K filed on October 17, 2003.

10.10	Collateral Assignment of Purchase Agreements dated as of October 3, 2003 by and among Delta Apparel, Inc., MJS Acquisition Company, and Congress Financial Corporation (Southern), as Agent: Incorporated by reference to Exhibit 10.10 to the Company’s Form 8-K filed on October 17, 2003.

10.11	Subordination Agreement dated as of October 3, 2003 by and among Delta Apparel, Inc., MJS Acquisition Company, James F. Soffe, John D. Soffe, Anthony M. Cimaglia, and Congress Financial Corporation (Southern), as Agent: Incorporated by reference to Exhibit 10.11 to the Company’s Form 8-K filed on October 17, 2003.

10.12	Promissory Note of MJS Acquisition Company issued to James F. Soffe, John D. Soffe, and Anthony M. Cimaglia dated as of October 3, 2003: Incorporated by reference to Exhibit 10.12 to the Company’s Form 8-K filed on October 17, 2003.

10.13	Security Agreement of MJS Acquisition Company in favor of James F. Soffe, John D. Soffe, and Anthony M. Cimaglia dated as of October 3, 2003: Incorporated by reference to Exhibit 10.13 to the Company’s Form 8-K filed on October 17, 2003.

10.14	Form of Deed of Trust, Assignment of Rents and Security Agreement of M. J. Soffe Co. in favor of James F. Soffe, John D. Soffe, and Anthony M. Cimaglia dated as of October 3, 2003: Incorporated by reference to Exhibit 10.14 to the Company’s Form 8-K filed on October 17, 2003.

10.15	Guaranty of Delta Apparel, Inc. in favor of James F. Soffe, John D. Soffe, and Anthony M. Cimaglia dated as of October 3, 2003: Incorporated by reference to Exhibit 10.15 to the Company’s Form 8-K filed on October 17, 2003.

10.16	Pledge Agreement of Delta Apparel, Inc. in favor of James F. Soffe, John D. Soffe, and Anthony M. Cimaglia dated as of October 3, 2003: Incorporated by reference to Exhibit 10.16 to the Company’s Form 8-K filed on October 17, 2003.

10.17	Employment and Non-Solicitation Agreement dated as of October 3, 2003 among Delta Apparel, Inc., M. J. Soffe Co., and James F. Soffe: Incorporated by reference to Exhibit 10.17 to the Company’s Form 8-K filed on October 17, 2003.

10.18	Employment and Non-Solicitation Agreement dated as of October 3, 2003 among Delta Apparel, Inc., M. J. Soffe Co., and John D. Soffe: Incorporated by reference to Exhibit 10.18 to the Company’s Form 8-K filed on October 17, 2003.

10.19	Employment and Non-Solicitation Agreement dated as of October 3, 2003 among Delta Apparel, Inc., M. J. Soffe Co., and Anthony M. Cimaglia: Incorporated by reference to Exhibit 10.19 to the Company’s Form 8-K filed on October 17, 2003.

10.20	Real Estate Exchange Contract dated as of October 3, 2003 between MJS Acquisition Company and Middle Road Properties, LLC: Incorporated by reference to Exhibit 10.20 to the Company’s Form 8-K filed on October 17, 2003.

10.21	Industrial Lease Agreement dated as of October 3, 2003 between M. J. Soffe Co. and Middle Road Properties, LLC: Incorporated by reference to Exhibit 10.21 to the Company’s Form 8-K filed on October 17, 2003.

10.22	Employment Agreement between Delta Apparel, Inc. and Herbert M. Mueller dated September 30, 2003.

10.23	Employment Agreement between Delta Apparel, Inc. and Martha M. Watson dated September 30, 2003.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (b)     Reports on Form 8-K.

On July 8, 2003, the Company filed and furnished a Current Report on Form 8-K dated July 7, 2003 reporting information under Item 5 (Other Events), Item 7 (Financial Statements and Exhibits), Item 9 (Regulation F-D Disclosure) and Item 12 (Results of Operations and Financial Condition).

On August 12, 2003, the Company furnished a Current Report on Form 8-K reporting information under Item 7 (Financial Statements and Exhibits), Item 9 (Regulation F-D Disclosure) and Item 12 (Results of Operations and Financial Condition).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DELTA APPAREL, INC. (Registrant)

October 31, 2003	By: /s/ Herbert M. Mueller

Date	Herbert M. Mueller Vice President, Chief Financial Officer and Treasurer