Form 10-Q
period 2003-12-27
DELTA APPAREL INC
filed 2004-02-10
CIK 1101396

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 27, 2003

OR

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

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

As of January 30, 2004, there were outstanding 4,066,149 shares of the registrant’s common stock, par value of $0.01, which is the only class of the outstanding common or voting stock of the registrant.

INDEX

		Page

PART 1.	Financial Information

Item 1.	Financial Statements

	Interim Condensed Consolidated Financial Statements (Unaudited):

	Condensed Consolidated Balance Sheets— December 27, 2003 and June 28, 2003	3

	Condensed Consolidated Statements of Income— Three months and six months ended December 27, 2003 and December 28, 2002	4

	Condensed Consolidated Statements of Cash Flows— Six months ended December 27, 2003 and December 28, 2002	5

	Notes to Condensed Consolidated Financial Statements	6-9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10-13

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	13-14

Item 4.	Controls and Procedures	14

PART II	Other Information

Item 1.	Legal Proceedings	14

Item 4.	Submission of Matters to a Vote of Security Holders	15

Item 6.	Exhibits and Reports on Form 8-K	15-17

Signatures		18

Exhibits		19-22

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

DELTA APPAREL, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
(in thousands, except shares and per share amounts)
(Unaudited)

	(Unaudited)
	December 27,	June 28,
	2003	2003

Assets
Current assets:
Cash	$365	$203
Accounts receivable, net	23,693	22,196
Inventories	111,250	47,174
Prepaid expenses and other current assets	992	1,689
Deferred income taxes	668	620
Income taxes receivable	669	434

Total current assets	137,637	72,316

Property, plant and equipment, net	20,891	22,077
Other assets	2,142	54

Total assets	$160,670	$94,447

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$22,501	$16,033
Current portion of long-term debt	23,355	2,000

Total current liabilities	45,856	18,033

Long-term debt	35,460	7,865
Deferred income taxes	517	1,162
Other liabilities	12,823	1,418

Total liabilities	94,656	28,478

Stockholders’ equity:
Preferred stock—2,000,000 shares authorized; none issued and outstanding	—	—
Common stock—par value $.01 a share, 7,500,000 shares authorized, 4,823,486 shares issued, and 4,062,649 and 4,037,080 shares outstanding as of December 27, 2003 and June 28, 2003, respectively	48	48
Additional paid-in capital	53,889	53,889
Retained earnings	20,819	21,007
Treasury stock—760,837 and 786,406 shares as of December 27, 2003 and June 28, 2003, respectively	(8,742)	(8,975)

Total stockholders’ equity	66,014	65,969

Total liabilities and stockholders’ equity	$160,670	$94,447

See accompanying notes to condensed consolidated financial statements.

DELTA APPAREL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended

	December 27,	December 28,	December 27,	December 28,
	2003	2002	2003	2002

Net sales	$45,623	$30,002	$76,425	$58,885
Cost of goods sold	36,714	24,881	63,434	47,760

Gross profit	8,909	5,121	12,991	11,125

Selling, general and administrative expenses	8,060	2,863	11,278	5,835
Provision (recoveries) for bad debts	88	169	(71)	32
Other expense (income)	31	34	(50)	142

Operating income	730	2,055	1,834	5,115

Interest expense, net	892	171	1,046	319

(Loss) income before income taxes	(162)	1,884	788	4,797

Income tax (benefit) expense	(71)	729	290	1,851

Net (loss) income	$(91)	$1,155	$498	$2,946

(Loss) earnings per share
Basic	$(0.02)	$0.28	$0.12	$0.73
Diluted	$(0.02)	$0.27	$0.12	$0.70

Weighted average number of shares outstanding	4,064	4,062	4,054	4,057
Dilutive effect of stock options	0	158	122	156

Weighted average number of shares assuming dilution	4,064	4,220	4,176	4,213

See accompanying notes to condensed consolidated financial statements.

DELTA APPAREL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Six Months Ended

	December 27,	December 28,
	2003	2002

Operating activities:
Net income	$498	$2,946
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	2,263	3,369
Deferred income taxes	(318)	32
Loss on sale of property and equipment	4	30
Changes in operating assets and liabilities:
Accounts receivable	11,867	5,074
Inventories	(12,121)	(14,682)
Prepaid expenses and other current assets	882	1,106
Other noncurrent assets	1,990	(80)
Accounts payable and accrued expenses	(1,332)	(4,227)
Income taxes	(235)	(2,590)
Other liabilities	535	198

Net cash provided by (used in) operating activities	4,033	(8,824)

Investing activities:
Purchases of property, plant and equipment	(1,084)	(2,039)
Proceeds from sale of property, plant and equipment	4	—
Cash paid for business, net of cash received	(51,250)	—

Net cash used in investing activities	(52,330)	(2,039)

Financing activities:
Proceeds from credit facilities, net	40,950	8,864
Proceeds from long-term financing	8,000	(1,000)
Repurchase of common stock	(148)	(687)
Proceeds from exercise of stock options	144	121
Dividends paid	(487)	(410)

Net cash provided by financing activities	48,459	6,888

Increase (decrease) in cash	162	(3,975)

Cash at beginning of period	203	4,102

Cash at end of period	$365	$127

Supplemental cash flow information:
Cash paid during the period for interest	$621	$217

Cash paid during the period for income taxes	$843	$4,419

Noncash financing activity—issuance of common stock	$37	$710

See accompanying notes to condensed consolidated financial statements

DELTA APPAREL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note A—Basis of Presentation

The interim condensed consolidated financial statements for the three and six months ended December 27, 2003 and December 28, 2002, included herein, have been prepared in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended December 27, 2003 are not necessarily indicative of the results that may be expected for the year ending July 3, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended June 28, 2003, filed with the Securities and Exchange Commission.

Note B—Inventories

Inventories consist of the following:

	December 27,	June 28,
	2003	2003

Raw materials	$5,864	$2,895
Work in process	30,507	16,580
Finished goods	74,879	27,699

	$111,250	$47,174

Note C—Acquisition

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

The aggregate consideration paid to the Individuals for all of the outstanding capital stock of M. J. Soffe Co. consisted of (i) aggregate cash payments of approximately $43.5 million; and (ii) the issuance of a promissory note to the Individuals in the aggregate principal amount of $8 million (the “Shareholder Note”). Also, additional amounts are payable to the Individuals in cash during each of fiscal years 2005, 2006, and 2007 if specified financial performance targets are met by M. J. Soffe Co. during annual periods beginning on September 28, 2003 and ending on September 30, 2006 (the “Earnout Amounts”). The Earnout Amounts are capped at a maximum aggregate amount of $12 million. To the extent that the Earnout Amounts are paid, they are treated as additional costs of the acquisition. In addition, pursuant to the Stock Purchase Agreement, MJS paid approximately $8.5 million to satisfy all outstanding bank debt of M. J. Soffe Co.

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

In conjunction with the acquisition, on October 3, 2003 Delta Apparel entered into an Amended and Restated Loan and Security Agreement with Congress Financial Corporation (Southern), as lender and as agent for the financial institutions named as lenders, pursuant to which Delta’s existing line of credit (the “Delta Facility”) was increased to $40 million, which represents a $5 million increase in Delta Apparel’s predecessor credit facility.

Also on October 3, 2003, MJS entered into a Loan and Security Agreement with Congress Financial Corporation (Southern), as lender and as agent for the financial institutions named as lenders, which provides M. J. Soffe Co. with a $38.5 million line of credit (the “Soffe Facility”). Together, the Delta Facility and the Soffe Facility provide for lines of credit in an aggregate amount of $78.5 million. The Delta Facility and the Soffe Facility are secured by a first priority lien on all of the assets of Delta Apparel and M. J. Soffe Co. Delta Apparel is a guarantor of the Soffe Facility, and M. J. Soffe Co. is a guarantor of the Delta Facility. M. J. Soffe Co has the option to increase the Soffe Facility from $38.5 million to $41.0 million, provided that no event of default exists under the facility.

The acquisition of the M. J. Soffe Co. is an important part of Delta Apparel’s expansion strategy. The addition of the Soffe business to Delta Apparel represents an opportunity to participate in four additional distinct channels of distribution for activewear products. The Company believes the manufacturing, distribution, and marketing synergies between the companies will allow both operations to expand at a faster pace than would be possible on a stand-alone basis.

The results of M. J. Soffe Co.’s operations have been included in the consolidated financial statements since the acquisition date. The consolidated balance sheet reflects the initial purchase price allocation of the assets acquired and the liabilities assumed. The initial purchase price allocation does not result in goodwill being recorded by the Company. The Company is currently in the process of finalizing the valuations of the assets acquired and liabilities assumed and thus the initial allocation of the purchase price is subject to change. The purchase price allocation will be finalized upon refinement of certain preliminary estimates.

Note D—Pro Forma Financial Information

The pro forma financial information presented below gives effect to the M. J. Soffe Co. acquisition as if it had occurred as of the beginning of fiscal year 2004 and fiscal year 2003. Amounts are in thousands, except per share amounts. The information presented below is for illustrative purposes only and is not indicative of results that would have been achieved or results that may be achieved in the future.

	Three Months Ended		Six Months Ended

	December 27	December 28,	December 27,	December 28,
	2003	2002	2003	2002

Net sales	$45,623	$48,724	$101,754	$101,348
Net (loss) income	(91)	2,614	3,089	6,639
Net (loss) income, per share
Basic	$(0.02)	$0.64	$0.76	$1.64
Diluted	$(0.02)	$0.62	$0.74	$1.58

Note E—Debt

The Soffe Facility contains both a subjective acceleration clause and a lockbox arrangement, whereby remittances from the customers reduce the current outstanding borrowings. Pursuant to Emerging Issues Task Force (“EITF”) 95-22, the Company is classifying borrowings under the Soffe Facility as current debt.

The Delta Facility contains a subjective acceleration clause and a “springing” lockbox arrangement [as defined in EITF 95-22], whereby remittances from the customers are forwarded to the Company’s general bank account and do not reduce the outstanding debt until and unless a specified event or an event of default occurs. Pursuant to EITF 95-22, the Company is classifying borrowings under the Delta Facility as noncurrent debt.

Note F—Income Taxes

The effective income tax rate on pretax income for the six months ended December 27, 2003 was 36.8%, compared to 38.3% for the fiscal year ended June 28, 2003.

On October 3, 2003, the Company completed its acquisition of the M. J. Soffe Co. A preliminary purchase price allocation indicates that no value will be allocated to the property, plant and equipment of M. J. Soffe for book and tax purposes. A tax loss was generated as a result of no value being allocated to the property, plant and equipment. Accordingly, the Company realized the tax loss and carried the loss back to the pre-acquisition income for the M. J. Soffe Co., resulting in an $8.3 million federal tax refund during the second fiscal quarter of fiscal year 2004, which has preliminarily been accounted for as a reduction in the purchase price.

Note G—Stock Options and Incentive Stock Awards

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

	Three Months Ended		Six Months Ended

	December 27,	December 28,	December 27,	December 28,
	2003	2002	2003	2002

Net (loss) income, as reported	$(91)	$1,155	$498	$2,946
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	131	106	236	264
Deduct: Total stock-based employee compensation expense determined under fair value based method for all options and awards, net of related tax effects	(78)	(79)	(18)	(158)

Pro forma net income	$(38)	$1,182	$554	$3,052

(Loss) earnings per share:
Basic—as reported	$(0.02)	$0.28	$0.12	$0.73
Basic—pro forma	$(0.01)	$0.29	$0.14	$0.75

Diluted—as reported	$(0.02)	$0.27	$0.12	$0.70
Diluted—pro forma	$(0.01)	$0.28	$0.13	$0.72

Note H—Purchase Contracts

The Company has entered into agreements, and has fixed prices, to purchase cotton, yarn, finished apparel products and natural gas for use in its manufacturing operations. At December 27, 2003, minimum payments under these contracts to purchase cotton, yarn, finished apparel products and natural gas with non-cancelable contract terms were $20.3 million, $1.1 million, $1.9 million and $0.3 million, respectively.

Note I—Computation of Basic and Diluted Net Earnings per Share (EPS)

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

Note J—Stockholders’ Equity

Stock Repurchase Program
On November 1, 2000, the Board of Directors authorized the repurchase by the Company in open market transactions of up to $3.0 million of Delta Apparel common stock (“Stock Repurchase Program”). All purchases are made at the discretion of management. On September 13, 2002, the Board of Directors authorized the repurchase by the Company in open market transactions of up to an additional $3.0 million of Delta Apparel common stock pursuant to its Stock Repurchase Program, bringing the total amount authorized to $6.0 million. During the three months ended December 27, 2003, the Company purchased 7,853 shares of Delta Apparel common stock for an aggregate of $0.1 million. Since the inception of the Stock Repurchase Program, the Company has purchased 368,057 shares of Delta Apparel common stock pursuant to the program for an aggregate of $4.2 million.

Quarterly Dividend Program
On October 20, 2003, the Board declared a cash dividend pursuant to the Company’s quarterly dividend program of six cents per share of common stock. The dividend was paid on November 17, 2003 to shareholders of record as of the close of business on November 5, 2003. On January 28, 2004, the Board declared a cash dividend of six cents per share of common stock payable February 23, 2004 to shareholders of record as of the close of business on February 11, 2004. Although the Board may terminate or amend the program at any time, the Company currently expects to continue the quarterly dividend program.

Note K—Segment Reporting

The Company operates its business in two distinct segments: Delta and Soffe. Although the two segments are similar in their production processes and regulatory environment, they are distinct in their economic characteristics, products and distribution methods.

The Delta segment manufactures, markets and distributes unembellished knit apparel under the brands of “Delta Pro-Weight”, “Delta Magnum Weight” and “Quail Hollow.” The products are primarily sold to screen printing companies and distributors. In addition, products are manufactured under private labels for retailers, corporate industry programs and sports licensed apparel marketers.

The Soffe segment manufactures, markets and distributes embellished and unembellished knit apparel under the “Soffe” label. The products are sold through specialty sporting goods stores and department stores. In addition to these retail channels, Soffe also supplies college bookstores and produces activewear products for the U.S. Military.

The Company’s management evaluates performance and allocates resources based on profit or loss from operations before interest, income taxes and special charges (“Segment Operating Income”). Segment Operating Income as presented by Delta Apparel may not be comparable to similarly titled measures used by other companies. The accounting policies of the reportable segments are the same as those described in Note 1 to the consolidated financial statements in the Annual Report on Form 10-K for the year ended June 28, 2003. Intercompany transfers between operating segments were not material.

Information about the Company’s operations as of and for the three months ended December 27, 2003 and December 28, 2002, by operating segment, is as follows (in thousands):

			Corporate and
	Delta	Soffe	Unallocated	Consolidated

Fiscal Year 2004:
Net sales	$28,574	$17,065	$(16)	$45,623
Segment operating income	5	694	31	730
Segment assets	94,202	66,468	—	160,670

Fiscal Year 2003:
Net sales	$30,002	—	—	$30,002
Segment operating income	2,055	—	—	2,055
Segment assets	91,886	—	—	91,886

Information about the Company’s operations for the six months ended December 27, 2003 and December 28, 2002, by operating segment, is as follows (in thousands):

			Corporate and
	Delta	Soffe	Unallocated	Consolidated

Fiscal Year 2004:
Net sales	$59,376	$17,065	$(16)	$76,425
Segment operating income	1,115	694	25	1,834

Fiscal Year 2003:
Net sales	$58,885	—	—	$58,885
Segment operating income	5,115	—	—	5,115

The following reconciles the Segment operating income to the consolidated income before income taxes for the three and six months ended December 27, 2003 and December 28, 2002.

	Three Months Ended		Six Months Ended

	December 27,	December 28,	December 27,	December 28,
	2003	2002	2003	2002

Segment operating income	$730	$2,055	$1,834	$5,115
Unallocated interest expense	892	171	1,046	319

Consolidated (loss) income before taxes	$(162)	$1,884	$788	$4,797

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

BUSINESS OUTLOOK

Delta Apparel (which refers to the consolidated operations of the Delta business and Soffe business) achieved record sales for the quarter ended December 27, 2003, an increase in sales of 52.1% from the prior year second fiscal quarter. Although record sales were attained because of the Soffe acquisition, the Company was not pleased with its sales and earnings for the quarter ended December 27, 2003. Delta Apparel does believe, however, that during the quarter it took significant steps towards positioning itself to achieve significant sales and earnings growth in the second half of its 2004 fiscal year.

In the Delta business, the second quarter began with pricing slightly higher than in the first fiscal quarter. However, the pricing trend reversed itself in November and pricing continued to be lower than expected through December. As the marketplace lowered its prices, the Delta business chose to not participate actively in the pricing competition as it anticipated higher prices on tee shirts when its competition began passing along the higher raw material costs to its customers. Despite lower than expected pricing, the prices on most products were higher during the second fiscal quarter than during the quarter ended September 27, 2003. Sales of private label products for the quarter were below the level during the same quarter of last year due to the slow retail environment. In addition, the distributor business continued to decline and was approximately 10% of sales for the quarter. Despite these declines, the direct business continued to grow and was approximately 76% of sales, up from approximately 69% of sales in the second quarter of the prior year. The direct sales continue to be driven by new customers and a higher level of service. For the six months ended December 27, 2003, the Delta business has shipped over two thousand accounts, up approximately 77% from the prior year.

At this time the Company is encouraged with the apparel marketplace as the spring selling season begins. All major suppliers have announced price increases and these price increases appear to be holding in the marketplace. The price increases vary by product, but are in the eight to eleven percent range. While the Company is still cautious about pricing in the industry, it appears that the pricing is improving as the spring selling season nears. There can, however, be no assurance that pricing on tee shirts will remain at current levels. Any significant declines in tee shirt pricing could have a material effect on Delta Apparel’s results in the second half of fiscal year 2004.

During the second quarter, the manufacturing operations in the Delta business have made significant improvements through cost reductions and process improvement programs. The Company expects that over the long term these manufacturing improvements can add approximately six margin points to the gross profit. These improvements are expected, however, to be offset by reduced production schedules and higher raw material costs during the next two quarters. The improvements made in the manufacturing operations are expected to improve the Company’s competitiveness and lower costs in the future.

In the Soffe business, sales started the quarter weak, as the purchase was closed during the first week of the quarter. The second fiscal quarter is typically the weakest sales and earnings quarter for the Soffe business. Sales growth is expected over the next twelve months in each of the four Soffe distribution channels. The Company is encouraged about the Soffe sales during the upcoming quarter, as order backlog is up approximately ten percent over last year.

During the quarter ended December 27, 2003, the Soffe business took significant downtime in its manufacturing operation to start a process of inventory reduction. The Soffe business also stopped production in one domestic leased sewing plant. A cost reduction program was started in the Soffe textile facility and the Company expects to see the impact of these programs over the next year.

The Company is also beginning a process of integrating the operations of the two businesses. All basic cotton tee shirts for both the Delta line and the Soffe line will be produced by the Delta manufacturing facilities. In addition, the Delta line plans to utilize the Soffe shorts and fleece production to expand its product offerings. In addition, the Company has also found cost savings in the purchase of insurance, employee benefits and manufacturing raw materials. The Company expects to have further significant cost reductions as the Delta business and the Soffe business continue to work together.

Delta Apparel’s operations reflect some seasonality, with sales during the first and fourth fiscal quarters generally being the highest and sales during the second and third fiscal quarters generally being the lowest. Therefore, the results in the quarter ended December 27, 2003 may not be reflective of the results for the other quarters within the fiscal year.

RESULTS OF OPERATIONS

Net sales for the second quarter of fiscal year 2004 were $45.6 million, an increase of 52.1% from net sales of $30.0 million for the second quarter of the prior year. The sales increase of $15.6 million was the result of the acquisition of M. J. Soffe Co., which accounted for $17.1 million in sales in the quarter. The lower net sales in the Delta business was primarily the result of a 3.0% decline in the average selling prices of tee shirts. Lower average selling prices were primarily the result of price promotions on the basic adult and youth short sleeve white and colored tees driven by competition in the marketplace. Net sales for the six months of fiscal year 2004 were $76.4 million, an increase of $17.5 million, or 29.8%, from net sales of $58.9 million for the first six months of the prior year. The increase in net sales was primarily the result of the acquisition of the M. J. Soffe Co. in the second fiscal quarter, partially offset by a 7.5% decline in the average selling prices of Delta tee shirts. Pricing on most Delta products was higher in the second fiscal quarter as compared to its first quarter of fiscal year 2004. Price increases have taken effect in January and although the Company expects pricing to improve in the last half of fiscal year 2004, there can be no assurance that this will occur.

Gross profit as a percentage of net sales increased to 19.5% in the second quarter of fiscal year 2004 from 17.1% in the second quarter of the prior year. The improvement in gross margin was primarily the result of the higher gross profits associated with M. J. Soffe Co., offset partially by lower gross profits in the Delta basic tee shirt business. The gross margin on basic tee shirts declined in the second fiscal quarter compared to the prior year quarter primarily due to lower average selling prices and higher raw material costs. During the quarter ended December 27, 2003, the Delta business was able to achieve an approximate 6% reduction in its converting costs through a series of process improvement programs in its manufacturing facilities. Since the inventory costs are calculated using a standard cost system, this reduction in converting costs achieved during the second fiscal quarter was capitalized in inventory at December 27, 2003. The Company expects that during the third fiscal quarter the effect of these improvements will be partially offset by higher raw material costs and the costs associated with reduced production schedules. Although the Company expects the improved converting results to continue in the future, there can be no assurance that this will occur. For the first six months of fiscal year 2004, gross profit as a percentage of net sales decreased to 17.0% from 18.9% for the first six months of the prior year. The $1.9 million decrease in gross profit was primarily the result of lower average selling prices, offset partially by the acquisition of the M. J. Soffe Co. in the second quarter of fiscal year 2004.

Selling, general and administrative expenses, including the provision for bad debts, for the second quarter of fiscal year 2004 were $8.1 million, or 17.9% of sales, an increase of $5.1 million from $3.0 million, or 10.1% of sales, in the second quarter of the prior year primarily as the result of the addition of the M. J. Soffe Co. Selling costs increased as a percentage of sales primarily as a result of the higher selling costs associated with branded apparel products. Selling, general and administrative expenses, including the provision for bad debts, for the first six months of fiscal year 2004 were $11.2 million, or 14.7% of net sales, an increase of $5.3 million from $5.9 million, or 10.0% of net sales, in the first six months of the prior year primarily as the result of the addition of the M. J. Soffe Co. in the second quarter of fiscal year 2004.

Other income for the first six months of fiscal year 2004 was $0.1 million compared with other expense of $0.1 million for the first six months of the prior year. Other income in the six months ended December 27, 2003 primarily relates to a net gain on the sale of cotton options. Other expense in the six months ended December 28, 2002 primarily relates to a net loss on the sale of cotton options. The Company owned options valued at $38 thousand on December 27, 2003.

Operating income for the second quarter of fiscal year 2004 was $0.7 million, a decrease of $1.3 million, or 64.5%, from $2.1 million for the second quarter of the prior year. Operating income for the first six months of fiscal year 2004 was $1.8 million, a decrease of $3.3 million, or 64.2%, from $5.1 million for the first six months of the prior year. The decrease in operating income was the result of the increased selling, general and administrative expenses, partially offset by an increase in gross profit.

Net interest expense for the second quarter of fiscal year 2004 was $0.9 million, an increase of $0.7 million from the second quarter of the prior year. Net interest expense for the first six months of fiscal year 2004 was $1.0 million, an increase of $0.7 million from the first six months of the prior year. The increase in interest expense resulted primarily from the increase in average debt outstanding, resulting from the M. J. Soffe acquisition.

The effective tax rate for the second quarter of fiscal year 2004 was 43.8% compared to 38.7% for the second quarter of the prior year and 38.3% for the fiscal year ended June 28, 2003. The higher effective tax rate for the second quarter of fiscal year 2004 is the result of the impact on the effective tax rate percentage of small changes in income tax benefit due to the level of pre-tax loss during the quarter.

Net loss for the second quarter of fiscal year 2004 was $0.1 million compared to net income of $1.2 million in the prior year second fiscal quarter. Net income for the first six months of fiscal year 2004 was $0.5 million, a decrease of $2.4 million from net income of $2.9 million for the first six months of the prior year.

Accounts receivable increased $1.5 million from June 28, 2003 to $23.7 million on December 27, 2003. The increase was the result of the addition of the M. J. Soffe Co., partially offset by lower sales during the quarter ended December 27, 2003 compared to the quarter ended June 28, 2003. In addition days sales outstanding were 52 days at December 27, 2003 compared to 55 days at June 28, 2003.

Inventories at December 27, 2003 were $111.3 million, an increase of $64.1 million, compared to $47.2 million at June 28, 2003. The acquisition of M. J. Soffe Co. resulted in an increase of $54.7 million in inventory compared to June 28, 2003. The remaining increase in inventory was the result of lower than expected sales of tee shirts during the quarter and a strategy to build inventories to take advantage of lower cost raw materials that were available during the previous quarters.

Other liabilities increased $11.4 million from June 28, 2003 to $12.8 million on December 27, 2003. The increase was primarily the result of the addition of the M. J. Soffe Co. As part of the Stock Purchase Agreement, additional Earnout Amounts are payable in cash during each of fiscal years 2005, 2006, and 2007 if specified financial performance targets are met by M. J. Soffe Co. The Earnout Amounts are capped at a maximum aggregate amount of $12 million. Based on the preliminary allocation of purchase price, the Company has included in other liabilities $7.5 million related to the Earnout Amounts. The remaining increase in other liabilities primarily relates to the M. J. Soffe deferred compensation plan.

Capital expenditures in the second quarter of fiscal year 2003 were $0.6 million compared to $1.3 million in the second quarter of the prior year. Capital expenditures in the first six months of fiscal year 2004 were $1.1 million compared to $2.0 million in the first six months of the prior year. The expenditures during fiscal year 2004 primarily related to increasing capacity and lowering costs in the Company’s Edgefield, and Fayette facilities. The expenditures during fiscal year 2003 primarily related to increasing capacity and lowering costs in its Edgefield, Maiden and Fayette facilities.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary cash needs are for working capital and capital expenditures. In addition, the Company uses cash to pay dividends fund its share repurchases under its Stock Repurchase Program. The Company has financed its working capital and capital expenditure requirements through its operating profits and its credit agreements with Congress Financial Corporation (Southern).

On October 3, 2003, Delta Apparel entered into an Amended and Restated Loan and Security Agreement with Congress Financial Corporation (Southern), pursuant to which Delta Apparel’s existing line of credit (the “Delta Facility”) was increased to $40 million. Also on October 3, 2003, the MJS Acquisition Company, a newly-formed, wholly-owned subsidiary of Delta Apparel, purchased all of the outstanding stock of the M. J. Soffe Co. The M. J. Soffe Co. was merged into MJS Acquisition Company, and MJS Acquisition Company changed its name to M. J. Soffe Co. Pursuant to this transaction, MJS Acquisition Company entered into a Loan and Security Agreement with Congress Financial Corporation (Southern) which provides M. J. Soffe Co. with a $38.5 million line of credit (the “Soffe Facility”). Together, the Delta Facility and the Soffe Facility provide for lines of credit in an aggregate amount of $78.5 million. All loans under the credit agreements bear interest at rates based on an adjusted LIBOR rate plus an applicable margin or a bank’s prime rate plus an applicable margin. The Delta Facility and the Soffe Facility are secured by a first priority lien on all of the assets of Delta Apparel and M. J. Soffe Co. Delta Apparel is a guarantor of the Soffe Facility, and M. J. Soffe Co. is a guarantor of the Delta Facility. M. J. Soffe Co. has the option to increase the Soffe Facility from $38.5 million to $41.0 million, provided that no event of default exists under the facility.

The Soffe Facility contains both a subjective acceleration clause and a lockbox arrangement, whereby remittances from the customers reduce the current outstanding borrowings. Pursuant to Emerging Issues Task Force (“EITF”) 95-22, the Company is classifying borrowings under the Soffe Facility as current debt. The Delta Facility contains a subjective acceleration clause and a “springing” lockbox arrangement [as defined in EITF 95-22], whereby remittances from the customers are forwarded to the Company’s general bank account and do not reduce the outstanding debt until and unless a specified event or an event of default occurs. Pursuant to EITF 95-22, the Company is classifying borrowings under the Delta Facility as noncurrent debt.

Delta Apparel’s operating activities provided cash of $4.0 million in the first six months of fiscal year 2004 and used cash of $8.8 million in the first six months of fiscal year 2003. The cash provided in the first six months of fiscal year 2004 was primarily the result of a reduction in accounts receivable and net income plus depreciation, offset partially by increases in inventory. The cash used in the first six months of the prior year was primarily the result of increases in inventory and decreases in accrued expenses, offset partially by net income plus depreciation and a reduction in accounts receivable. In December 2003, the Company received a net $7.7 million cash refund of federal taxes, resulting from a tax loss generated as a result of no value being allocated in the purchase price allocation to the property, plant and equipment of M. J. Soffe Co.

At December 27, 2003, the Company had a $50.8 million outstanding balance under its credit facilities at an average interest rate of 3.4%.

Based on its expectations, Delta Apparel believes that its $78.5 million credit facilities should be sufficient to satisfy its foreseeable working capital needs, and that the cash flow generated by its operations and funds available under its credit facilities should be sufficient to service its debt payment requirements, to satisfy its day-to-day working capital needs, to fund its planned capital expenditures, to fund purchases of its stock as described below and to fund the payment of dividends as described below. Any material deterioration in Delta Apparel’s results of operations, however, may result in Delta Apparel losing its ability to borrow under its credit facilities and to issue letters of credit to suppliers or may cause the borrowing availability under the facilities to be insufficient for the Company’s needs.

Purchases by Delta Apparel of its Own Shares

During the second quarter of fiscal year 2003, the Company purchased 7,853 shares of common stock for a total cost of $0.1 million pursuant to its Stock Repurchase Program. Since the inception of the program, the Company has purchased 368,057 shares of its stock under the program for a total cost of $4.2 million. The Company has authorization from the Board of Directors to spend up to an aggregate of $6.0 million for share repurchases under the Stock Repurchase Program. All purchases are made at the discretion of management.

Dividend Program

On October 20, 2003, the Board declared a cash dividend pursuant to the Company’s quarterly dividend program of six cents per share of common stock. The dividend was paid on November 17, 2003 to shareholders of record as of the close of business on November 5, 2003. On January 28, 2004, the Board declared a cash dividend of six cents per share of common stock payable February 23, 2004 to shareholders of record as of the close of business on February 11, 2004. Although the Board may terminate or amend the program at any time, the Company currently expects to continue the quarterly dividend program.

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

ENVIRONMENTAL AND REGULATORY MATTERS

On May 27, 2002, the Company received a renewal of its National Pollution Discharge Elimination System (“NPDES”) permit from the North Carolina Department of Environment and Natural Resources, Division of Water Quality (“DWQ”) for its Maiden, North Carolina textile plant. Among other things, the new permit requires the Company to reduce its effluent (waste discharge) color to specified color concentration limits. The Company believed that the DWQ exceeded its authority and acted arbitrarily in imposing the specific color concentration limitations within the new permit and, on July 23, 2002 contested the permit by filing a petition with the North Carolina Office of Administrative Hearings. The Company and the DWQ have reached a tentative settlement and have stayed the contested case. The tentative settlement provides that Delta Apparel will have one year to research and test alternative color removal technologies and thereafter must select and implement a technology. In addition, Delta Apparel must continue to monitor its color removal.

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

Cotton on-call with a fixed price at December 27, 2003 was valued at $20.3 million, and is scheduled for delivery between January 2004 and September 2004. At December 27, 2003, the Company had unpriced contracts for deliveries between April 2004 and September 2004. Based on the prevailing price at December 27, 2003, the value of these unpriced commitments is approximately $4.0 million. At December 27, 2003, a 10% decline in the market price of the cotton covered by Delta Apparel’s fixed price contracts would have had a negative impact of approximately $2.0 million on the value of the contracts. At June 28, 2003, cotton on-call with a fixed price was valued at $7.2 million. At June 28, 2003, a 10% decline in the market price of the cotton covered by Delta Apparel’s fixed price contracts would have had a negative impact of approximately $0.7 million. The effect of a 10% decline in the market price of cotton on Delta Apparel’s fixed price contracts would have been more December 27, 2003 than at June 27, 2003 because the value of Delta Apparel’s fixed price cotton on-call contracts was more on December 27, 2003. Daily price fluctuations are minimal, yet long-term trends in price movement can result in unfavorable pricing of cotton for Delta Apparel. The Company also purchases yarn from third party vendors. The price of yarn is primarily impacted by the price of cotton, as discussed above.

The Company uses derivatives, including cotton option contracts, to manage its exposure to movements in commodity prices. The Company did not designate its options as hedge instrument upon inception. Accordingly, changes in the fair market value are marked to market. The Company owned options valued at $38 thousand on December 27, 2003.

INTEREST RATE SENSITIVITY

Delta Apparel’s credit agreements provide that the interest rates on outstanding amounts owed shall bear interest at variable rates. If the amount of outstanding indebtedness at December 27, 2003 under the revolving credit facilities had been the amount outstanding during the entire three months ended December 27, 2003 and the interest rate on this outstanding indebtedness had been increased by 100 basis points, Delta Apparel’s interest expense would have been approximately $127,000, or 14.2%, higher during the quarter. This compares to an increase of $99,000 or 13.5% for the 2003 fiscal year, or an average of $24,750 per quarter, based on the outstanding indebtedness at June 28, 2003. The increase is due to the amount outstanding under the Company’s revolving credit facilities being higher at December 27, 2003 than at June 28, 2003 primarily as the result of the acquisition of M. J. Soffe Co. The actual increase in interest expense resulting from a change in interest rates would depend on the magnitude of the increase in rates and the average principal balance outstanding.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On May 27, 2002, the Company received a renewal of its National Pollution Discharge Elimination System (“NPDES”) permit from the North Carolina Department of Environment and Natural Resources, Division of Water Quality (“DWQ”) for its Maiden, North Carolina textile plant. Among other things, the new permit requires the Company to reduce its effluent (waste discharge) color to specified color concentration limits. The Company believed that the DWQ exceeded its authority and acted arbitrarily in imposing the specific color concentration limitations within the new permit and, on July 23, 2002 contested the permit by filing a petition with the North Carolina Office of Administrative Hearings. The Company and the DWQ have reached a tentative settlement and have stayed the contested case. The tentative settlement provides that Delta Apparel will have one year to research and test alternative color removal technologies and thereafter must select and implement a technology. In addition, Delta Apparel must continue to monitor its color removal.

The Company does not currently have an estimate of the amount of additional annual expenses, if any, that the Company may incur in the future in order to comply with the new permit, and there can be no assurance that the cost of compliance will not be material to the financial condition of the Company.

Item 4. Submission of Matters to a Vote of Security Holders

The following summarizes the votes at the Annual Meeting of the Company’s shareholders held on November 13, 2003:

					Broker
Election of Directors	For	Against	Withheld	Abstentions	Nonvotes

David S. Fraser	3,968,206	N/A	16,834	N/A	N/A
William F. Garrett	3,852,042	N/A	132,998	N/A	N/A
C.C. Guy	3,968,164	N/A	16,876	N/A	N/A
Robert W. Humphreys	3,981,576	N/A	3,464	N/A	N/A
Dr. Max Lennon	3,951,664	N/A	33,376	N/A	N/A
E. Erwin Maddrey, II	3,852,042	N/A	132,998	N/A	N/A
Buck A. Mickel	3,965,414	N/A	19,626	N/A	N/A
David Peterson	3,982,376	N/A	2,664	N/A	N/A

Ratification of the Appointment of Ernst & Young LLP as Independent Auditors for Fiscal Year 2004	3,966,998	15,578	0	2,464	N/A

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits.

2.1	Amended and Restated Stock Purchase Agreement dated as of October 3, 2003 among Delta Apparel, Inc., MJS Acquisition Company, M. J. Soffe Co., James F. Soffe, John D. Soffe, and Anthony M. Cimaglia.*: Incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on October 17, 2003.

*Certain exhibits and schedules to Exhibit 2.1 have been omitted in accordance with Item 601(b)(2) of Regulation S-K. Delta Apparel, Inc. will furnish supplementally a copy of any omitted exhibit or schedule to the Commission upon request.

10.1	Amended and Restated Loan and Security Agreement dated as of October 3, 2003 among Delta Apparel, Inc., Congress Financial Corporation (Southern), as Agent, and certain financial institutions named therein, as Lenders: Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on October 17, 2003.

10.2	Loan and Security Agreement dated as of October 3, 2003 among MJS Acquisition Company, Congress Financial Corporation (Southern), as Agent, and certain financial institutions named therein, as Lenders: Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on October 17, 2003.

10.3	General Security Agreement of MJS Acquisition Company and SAIM, LLC in favor of Congress Financial Corporation (Southern), as Agent, dated as of October 3, 2003: Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on October 17, 2003.

10.4	General Security Agreement of Delta Apparel, Inc. and SAIM, LLC in favor or Congress Financial Corporation (Southern), as Agent, dated as of October 3, 2003: Incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on October 17, 2003.

10.5	Trademark Security Agreement dated as of October 3, 2003 between MJS Acquisition Company and Congress Financial Corporation (Southern), as Agent: Incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K filed on October 17, 2003.

10.6	Form of Deed of Trust of M. J. Soffe Co. in favor of Congress Financial Corporation (Southern), as Agent, dated as of October 3, 2003: Incorporated by reference to Exhibit 10.6 to the Company’s Form 8-K filed on October 17, 2003.

10.7	Stock Pledge Agreement dated as of October 3, 2003 by and among Delta Apparel, Inc., MJS Acquisition Company, and Congress Financial Corporation (Southern), as Agent: Incorporated by reference to Exhibit 10.7 to the Company’s Form 8-K filed on October 17, 2003.

10.8	Guarantee of MJS Acquisition Company and SAIM, LLC in favor of Congress Financial Corporation (Southern), as Agent, dated as of October 3, 2003: Incorporated by reference to Exhibit 10.8 to the Company’s Form 8-K filed on October 17, 2003.

10.9	Guarantee of Delta Apparel, Inc. and SAIM, LLC in favor of Congress Financial Corporation (Southern), as Agent, dated as of October 3, 2003: Incorporated by reference to Exhibit 10.9 to the Company’s Form 8-K filed on October 17, 2003.

10.10	Collateral Assignment of Purchase Agreements dated as of October 3, 2003 by and among Delta Apparel, Inc., MJS Acquisition Company, and Congress Financial Corporation (Southern), as Agent: Incorporated by reference to Exhibit 10.10 to the Company’s Form 8-K filed on October 17, 2003.

10.11	Subordination Agreement dated as of October 3, 2003 by and among Delta Apparel, Inc., MJS Acquisition Company, James F. Soffe, John D. Soffe, Anthony M. Cimaglia, and Congress Financial Corporation (Southern), as Agent: Incorporated by reference to Exhibit 10.11 to the Company’s Form 8-K filed on October 17, 2003.

10.12	Promissory Note of MJS Acquisition Company issued to James F. Soffe, John D. Soffe, and Anthony M. Cimaglia dated as of October 3, 2003: Incorporated by reference to Exhibit 10.12 to the Company’s Form 8-K filed on October 17, 2003.

10.13	Security Agreement of MJS Acquisition Company in favor of James F. Soffe, John D. Soffe, and Anthony M. Cimaglia dated as of October 3, 2003: Incorporated by reference to Exhibit 10.13 to the Company’s Form 8-K filed on October 17, 2003.

10.14	Form of Deed of Trust, Assignment of Rents and Security Agreement of M. J. Soffe Co. in favor of James F. Soffe, John D. Soffe, and Anthony M. Cimaglia dated as of October 3, 2003: Incorporated by reference to Exhibit 10.14 to the Company’s Form 8-K filed on October 17, 2003.

10.15	Guaranty of Delta Apparel, Inc. in favor of James F. Soffe, John D. Soffe, and Anthony M. Cimaglia dated as of October 3, 2003: Incorporated by reference to Exhibit 10.15 to the Company’s Form 8-K filed on October 17, 2003.

10.16	Pledge Agreement of Delta Apparel, Inc. in favor of James F. Soffe, John D. Soffe, and Anthony M. Cimaglia dated as of October 3, 2003: Incorporated by reference to Exhibit 10.16 to the Company’s Form 8-K filed on October 17, 2003.

10.17	Employment and Non-Solicitation Agreement dated as of October 3, 2003 among Delta Apparel, Inc., M. J. Soffe Co., and James F. Soffe: Incorporated by reference to Exhibit 10.17 to the Company’s Form 8-K filed on October 17, 2003.

10.18	Employment and Non-Solicitation Agreement dated as of October 3, 2003 among Delta Apparel, Inc., M. J. Soffe Co., and John D. Soffe: Incorporated by reference to Exhibit 10.18 to the Company’s Form 8-K filed on October 17, 2003.

10.19	Employment and Non-Solicitation Agreement dated as of October 3, 2003 among Delta Apparel, Inc., M. J. Soffe Co., and Anthony M. Cimaglia: Incorporated by reference to Exhibit 10.19 to the Company’s Form 8-K filed on October 17, 2003.

10.20	Real Estate Exchange Contract dated as of October 3, 2003 between MJS Acquisition Company and Middle Road Properties, LLC: Incorporated by reference to Exhibit 10.20 to the Company’s Form 8-K filed on October 17, 2003.

10.21	Industrial Lease Agreement dated as of October 3, 2003 between M. J. Soffe Co. and Middle Road Properties, LLC:
Incorporated by reference to Exhibit 10.21 to the Company’s Form 8-K filed on October 17, 2003.

10.22	Employment Agreement between Delta Apparel, Inc. and Herbert M. Mueller dated September 30, 2003: Incorporated by reference to Exhibit 10.22 to the Company’s Form 10-Q filed on November 5, 2003.

10.23	Employment Agreement between Delta Apparel, Inc. and Martha M. Watson dated September 30, 2003: Incorporated by reference to Exhibit 10.23 to the Company’s Form 10-Q filed on November 5, 2003.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K.

On October 3, 2003, the Company filed and furnished a Current Report on Form 8-K reporting information under Item 5 (Other Events) and Item 7 (Financial Statements and Exhibits).

On October 17, 2003, the Company filed and furnished a Current Report on Form 8-K reporting information under Item 2 (Acquisition or Disposition of Assets) and Item 7 (Financial Statements, Pro Forma Financial Information and Exhibits). This Current Report on Form 8-K contained the following financial statements for M. J. Soffe Co.: Restated Balance Sheets as of December 31, 2001 and December 31, 2002; Restated Statements of Income for the periods ended December 31, 2000, December 31, 2001 and December 31, 2002; Restated Statements of Stockholders’ Equity; and Restated Statements of Cash Flows for the periods ended December 31, 2000, December 31, 2001 and December 31, 2002.

On October 17, 2003, the Company furnished a Current Report on Form 8-K reporting information under Item 7 (Financial Statements and Exhibits), Item 9 (Regulation F-D Disclosure), and Item 12 (Results of Operation and Financial Condition).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DELTA APPAREL, INC. (Registrant)

February 6, 2004 Date	By: /s/ Herbert M. Mueller Herbert M. Mueller Vice President, Chief Financial Officer and Treasurer