Form 10-Q
period 2004-03-27
DELTA APPAREL INC
filed 2004-05-07
CIK 1101396

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 27, 2004

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

Yes ☐     No ☒.

As of March 30, 2004, there were outstanding 4,111,399 shares of the registrant’s common stock, par value of $0.01, which is the only class of the outstanding common or voting stock of the registrant.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

DELTA APPAREL, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
(in thousands, except shares and per share amounts)
(Unaudited)

	(Unaudited)
	March 27,	June 28,
	2004	2003
Assets
Current assets:
Cash	$328	$203
Accounts receivable, net	36,569	22,196
Inventories	109,809	47,174
Prepaid expenses and other current assets	1,059	1,689
Deferred income taxes	1,175	620
Income taxes receivable	—	434

Total current assets	148,940	72,316

Property, plant and equipment, net	20,041	22,077
Deferred income taxes	102	—
Other assets	2,209	54

Total assets	$171,292	$94,447

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$25,002	$16,033
Income taxes payable	1,346	—
Current portion of long-term debt	28,343	2,000

Total current liabilities	54,691	18,033

Long-term debt	33,847	7,865
Deferred income taxes	—	1,162
Other liabilities	12,948	1,418

Total liabilities	101,486	28,478

Stockholders’ equity:
Preferred stock—2,000,000 shares authorized; none issued and outstanding.	—	—
Common stock—par value $.01 a share, 7,500,000 shares authorized, 4,823,486 shares issued, and 4,111,399 and 4,037,080 shares outstanding as of March 27, 2004 and June 28, 2003, respectively.	48	48
Additional paid-in capital	53,889	53,889
Retained earnings	24,051	21,007
Treasury stock—712,087 and 786,406 shares as of March 27, 2004 and June 28, 2003, respectively.	(8,182)	(8,975)

Total stockholders’ equity	69,806	65,969

Total liabilities and stockholders’ equity	$171,292	$94,447

See accompanying notes to condensed consolidated financial statements.

DELTA APPAREL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 27, 2004	March 29, 2003	March 27, 2004	March 29, 2003
Net sales	$58,805	$33,870	$135,230	$92,755
Cost of goods sold	44,374	27,755	107,807	75,515

Gross profit	14,431	6,115	27,423	17,240

Selling, general and administrative expenses	8,771	3,311	20,049	9,147
Provision for bad debts	108	175	36	207
Other expense (income)	20	12	(29)	154

Operating income	5,532	2,617	7,367	7,732

Interest expense, net	799	209	1,846	527

Income before income taxes	4,733	2,408	5,521	7,205
Income tax expense	920	923	1,211	2,774

Net income	$3,813	$1,485	$4,310	$4,431

Earnings per share
Basic	$0.93	$0.37	$1.06	$1.09
Diluted	$0.91	$0.35	$1.04	$1.05

Weighted average number of shares outstanding	4,089	4,053	4,065	4,056
Dilutive effect of stock options	99	154	97	149

Weighted average number of shares assuming dilution	4,188	4,207	4,162	4,205

See accompanying notes to condensed consolidated financial statements.

DELTA APPAREL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Nine Months Ended
	March 27,	March 29,
	2004	2003
Operating activities:
Net income	$4,310	$4,431
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	3,367	4,425
Deferred income taxes	(1,443)	446
Loss on sale of property and equipment	10	34
Changes in operating assets and liabilities:
Accounts receivable	(1,008)	2,574
Inventories	(10,679)	(14,890)
Prepaid expenses and other current assets	815	90
Other noncurrent assets	1,923	(65)
Accounts payable and accrued expenses	1,168	979
Income taxes	1,779	(2,527)
Other liabilities	659	248

Net cash provided by (used in) operating activities	901	(4,255)

Investing activities:
Purchases of property, plant and equipment	(1,345)	(3,659)
Proceeds from sale of property, plant and equipment	4	35
Cash paid for business, net of cash received	(51,250)	—

Net cash used in investing activities	(52,591)	(3,624)

Financing activities:
Proceeds from credit facilities, net	45,579	7,742
Proceeds from long-term financing	6,746	(1,500)
Repurchase of common stock	(148)	(1,919)
Proceeds from exercise of stock options	371	299
Dividends paid	(733)	(617)

Net cash provided by financing activities	51,815	4,005

Increase (decrease) in cash	125	(3,874)

Cash at beginning of period	203	4,102

Cash at end of period	$328	$228

Supplemental cash flow information:
Cash paid during the period for interest	$1,306	$364

Cash paid during the period for income taxes	$874	$4,788

Noncash financing activity—issuance of common stock	$37	$710

See accompanying notes to condensed consolidated financial statements.

DELTA APPAREL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note A—Basis of Presentation

The interim condensed consolidated financial statements for the three and nine months ended March 27, 2004 and March 29, 2003, included herein, have been prepared in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended March 27, 2004 are not necessarily indicative of the results that may be expected for the year ending July 3, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended June 28, 2003, filed with the Securities and Exchange Commission.

Note B—Inventories

Inventories consist of the following:

	March 27,	June 28,
	2004	2003
Raw materials	$5,223	$2,895
Work in process	29,499	16,580
Finished goods	75,087	27,699

	$109,809	$47,174

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

	Three Months Ended		Nine Months Ended
	March 27, 2004	March 29, 2003	March 27, 2004	March 29, 2003
Net sales	$58,805	$55,406	$160,559	$156,754
Net income	3,813	1,994	6,273	8,422
Net income, per share
Basic	$0.93	$0.49	$1.54	$2.08
Diluted	$0.91	$0.47	$1.51	$2.00

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

Note F—Income Taxes

The effective income tax rate for the nine months ended March 27, 2004 was 21.9%, compared to 38.3% for the fiscal year ended June 28, 2003. During the quarter ended March 27, 2004, the statute of limitations expired on the tax years covered by the tax sharing agreement between the Company and Delta Woodside Industries, Inc. As a result, the Company reversed its $0.9 million tax liability associated with the tax sharing agreement, resulting in the lower effective tax rate.

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

	Three Months Ended		Nine Months Ended
	March 27, 2004	March 29, 2003	March 27, 2004	March 29, 2003
Net income, as reported	$3,813	$1,485	$4,310	$4,431
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	218	110	504	374
Deduct: Total stock-based employee compensation expense determined under fair value based method for all options and awards, net of related tax effects	(112)	(81)	(326)	(244)

Pro forma net income	$3,919	$1,514	$4,488	$4,561

(Loss) earnings per share:
Basic—as reported	$0.93	$0.37	$1.06	$1.09
Basic—pro forma	$0.96	$0.37	$1.10	$1.12

Diluted—as reported	$0.91	$0.35	$1.04	$1.05
Diluted—pro forma	$0.94	$0.36	$1.08	$1.08

Note H—Purchase Contracts

The Company has entered into agreements, and has fixed prices, to purchase cotton, yarn and finished apparel products for use in its manufacturing operations. At March 27, 2004, minimum payments under these contracts to purchase cotton, yarn and finished apparel products with non-cancelable contract terms were $18.1 million, $2.4 million and $1.9 million, respectively.

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

Note J—Stockholders’ Equity

Stock Repurchase Program
The Company has authorization from the Board of Directors to spend up to an aggregate of $6.0 million for share repurchases under the Stock Repurchase Program. All purchases are made at the discretion of management. The Company did not purchase shares of Delta Apparel common stock during the three months ended March 27, 2004. Since the inception of the Stock Repurchase Program, the Company has purchased 368,057 shares of Delta Apparel common stock pursuant to the program for an aggregate of $4.2 million.

Quarterly Dividend Program
On January 28, 2004, the Board declared a cash dividend pursuant to the Company’s quarterly dividend program of six cents per share of common stock. The dividend was paid on February 23, 2004 to shareholders of record as of the close of business on February 11, 2004. On April 28, 2004, the Board approved a 17% increase in its regular quarterly dividend. The Board declared a cash dividend of seven cents per share of common stock payable May 24, 2004 to shareholders of record as of the close of business on May 12, 2004. Although the Board may terminate or amend the program at any time, the Company currently expects to continue the quarterly dividend program.

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

Information about the Company’s operations as of and for the three months ended March 27, 2004 and March 29, 2003, by operating segment, is as follows (in thousands):

			Corporate and
	Delta	Soffe	Unallocated	Consolidated
Fiscal Year 2004:
Net sales	$36,325	$22,568	$(88)	$58,805
Segment operating income	2,629	2,845	58	5,532
Segment assets	96,769	74,523	—	171,292

Fiscal Year 2003:
Net sales	$33,870	—	—	$33,870
Segment operating income	2,617	—	—	2,617
Segment assets	96,171	—	—	96,171

Information about the Company’s operations for the nine months ended March 27, 2004 and March 29, 2003, by operating segment, is as follows (in thousands):

			Corporate and
	Delta	Soffe	Unallocated	Consolidated
Fiscal Year 2004:
Net sales	$95,701	$39,633	$(104)	$135,230
Segment operating income	3,743	3,539	85	7,367

Fiscal Year 2003:
Net sales	$92,755	—	—	$92,755
Segment operating income	7,732	—	—	7,732

The following reconciles the Segment Operating Income to the consolidated income before income taxes for the three and nine months ended March 27, 2004 and March 29, 2003.

	Three Months Ended		Nine Months Ended
	March 27, 2004	March 29, 2003	March 27, 2004	March 29, 2003
Segment operating income	$5,532	$2,617	$7,367	$7,732
Unallocated interest expense	799	209	1,846	527

Consolidated income before taxes	$4,733	$2,408	$5,521	$7,205

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

BUSINESS OUTLOOK

Delta Apparel (which refers to the consolidated operations of the Delta business and Soffe business) achieved record sales of $58.8 million for the quarter ended March 27, 2004, an increase of $24.9 million, or 73.6%, from the prior year third fiscal quarter due primarily to the acquisition of M. J. Soffe Co. Record sales of $36.3 million for the third quarter were achieved in the Delta business, an increase of $2.5 million, or 7.2% from the prior year quarter. Sales for M. J. Soffe Co. were $22.6 million for the third quarter, a record for M. J. Soffe Co. and an increase of $1.0 million, or 4.8%, from its sales as a stand alone business for the quarter ended March 31, 2003.

Record operating earnings of $5.5 million were also achieved by Delta Apparel for the quarter ended March 27, 2004. Operating earnings in the Delta business were up slightly from the third quarter of the prior year and M. J. Soffe achieved record operating earnings of $2.8 million for the quarter.

The Delta business had higher pricing in its third quarter than in the first and second quarter of this year. While prices on most products were still slightly lower than in the third quarter of the prior year, pricing continues to improve into the spring selling season. There can be, however, no assurance that pricing on tee shirts will remain at current levels. The business continued to grow its catalog direct sales, which accounted for 83% of total sales for the quarter. Private label goods accounted for 12% of total sales, with distributor sales representing less than 5% of sales. During the current competitive conditions, the Delta business continued to grow its business by remaining focused on opening new accounts and has shipped to 75% more customers during the nine months ended March 27, 2004 than in the first nine months of the prior year. While growing the account base will remain a core marketing strategy, it is encouraging that existing customers are reporting improving business conditions, which is expected to generate additional growth opportunities for Delta. The Delta business is expected to achieve record unit and dollar sales during fiscal year 2004. Significant declines in tee shirt pricing, if they were to occur, could have a material effect on the results in the fourth quarter of fiscal year 2004.

The M. J. Soffe business also had solid results in the third quarter. Record sales were achieved, driven by increased branded sales in the retail segment. Demand for the Soffe product line continues to remain strong. Several new products have been introduced and are being well accepted by the marketplace. During the quarter ended March 27, 2004, the Soffe business continued to run reduced production schedules to better manage its inventory levels. The solid results achieved in the Soffe business during the third quarter are expected to continue in the fourth quarter of fiscal year 2004.

The Company continued its integration of the two businesses during the quarter. The Delta business began marketing shorts under its Quail Hollow brand and will have a fleece product line in the fall. These products are being produced in Soffe manufacturing facilities. The Company is also currently considering having the two businesses share satellite distribution centers. As the Company continues to evaluate the manufacturing process, product sourcing and the purchasing of goods, it expects to continue to find cost reduction opportunities on both sides of the business.

Delta Apparel’s operations reflect some seasonality, with sales during the first and fourth fiscal quarters generally being the highest and sales during the second and third fiscal quarters generally being the lowest. Therefore, the results in the quarter ended March 27, 2004 may not be reflective of the results for the other quarters within the fiscal year.

RESULTS OF OPERATIONS

Net sales for the third quarter of fiscal year 2004 were $58.8 million, an increase of 73.6% from net sales of $33.9 million for the third quarter of the prior year. The sales increase of $24.9 million was primarily the result of the acquisition of M. J. Soffe Co., which accounted for $22.6 million in sales in the quarter. The higher net sales in the Delta business were primarily the result of an 11.0% increase in unit volume, offset slightly by lower average selling prices of tee shirts. Lower average selling prices were primarily the result of price promotions on the basic adult short sleeve white and colored tees driven by competition in the marketplace. Net sales for the nine months of fiscal year 2004 were $135.2 million, an increase of $42.5 million, or 45.8%, from net sales of $92.8 million for the first nine months of the prior year. The increase in net sales was primarily the result of the acquisition of the M. J. Soffe Co. in the second fiscal quarter, accounting for $39.6 million.

Gross profit as a percentage of net sales increased to 24.5% in the third quarter of fiscal year 2004 from 18.1% in the third quarter of the prior year. The improvement in gross margin was primarily the result of the higher gross profits associated with M. J. Soffe Co., offset partially by lower gross profits in the Delta basic tee shirt business. The gross margin on basic tee shirts declined in the third fiscal quarter compared to the prior year quarter primarily due to lower average selling prices, higher raw material costs and lower absorption of fixed cost, offset partially by lower conversion costs. For the first nine months of fiscal year 2004, gross profit as a percentage of net sales increased to 20.3% from 18.6% for the first nine months of the prior year. The $10.2 million increase in gross profit was primarily the result of the acquisition of the M. J. Soffe Co. in the second quarter of fiscal year 2004, offset partially by lower average selling costs on basic tees. The Company expects gross margin percentages in its fourth fiscal quarter to be similar to those achieved in the quarter ended March 27, 2004 as higher prices and lower manufacturing costs are offset by higher raw material costs flowing through cost of sales.

Selling, general and administrative expenses, including the provision for bad debts, for the third quarter of fiscal year 2004 were $8.9 million, or 15.1% of sales, an increase of $5.4 million from $3.5 million, or 10.3% of sales, in the third quarter of the prior year primarily as the result of the addition of the M. J. Soffe Co. Selling costs increased as a percentage of sales primarily as a result of the higher selling costs associated with branded apparel products. Selling, general and administrative expenses, including the provision for bad debts, for the first nine months of fiscal year 2004 were $20.1 million, or 14.9% of net sales, an increase of $10.7 million from $9.4 million, or 10.1% of net sales, in the first nine months of the prior year primarily as the result of the addition of the M. J. Soffe Co. in the second quarter of fiscal year 2004.

Other income for the first nine months of fiscal year 2004 was $29 thousand compared with other expense of $154 thousand for the first nine months of the prior year. Other expense in the nine months ended March 29, 2003 primarily related to a net loss on the sale of cotton options.

Operating income for the third quarter of fiscal year 2004 was $5.5 million, an increase of $2.9 million, or 111.4%, from $2.6 million for the third quarter of the prior year. The increase in operating income was the result of the higher gross profit, offset partially by increased selling, general and administrative expenses. Operating income for the first nine months of fiscal year 2004 was $7.4 million, a decrease of $0.4 million, or 4.7%, from $7.7 million for the first nine months of the prior year. The decrease in operating income was the result of the higher selling, general and administrative expenses, offset partially by the higher gross profit.

Net interest expense for the third quarter of fiscal year 2004 was $0.8 million, an increase of $0.6 million from the third quarter of the prior year. Net interest expense for the first nine months of fiscal year 2004 was $1.8 million, an increase of $1.3 million from the first nine months of the prior year. The increase in interest expense resulted primarily from the increase in average debt outstanding, resulting from the M. J. Soffe acquisition.

The effective tax rate for the third quarter of fiscal year 2004 was 19.4% compared to 38.3% for the third quarter of the prior year and 38.3% for the fiscal year ended June 28, 2003. During the quarter ended March 27, 2004, the statute of limitations expired on the tax years covered by the tax sharing agreement between the Company and Delta Woodside Industries, Inc. As a result, the Company reversed its $0.9 million tax liability associated with the tax sharing agreement, resulting in the lower effective tax rate during the quarter.

Net income for the third quarter of fiscal year 2004 was $3.8 million, an increase of $2.3 million compared to net income of $1.5 million in the prior year third fiscal quarter. Net income for the first nine months of fiscal year 2004 was $4.3 million, a decrease of $0.1 million from net income of $4.4 million for the first nine months of the prior year.

Accounts receivable increased $14.4 million from June 28, 2003 to $36.6 million on March 27, 2004. The increase was primarily the result of the addition of the M. J. Soffe Co. Through improved cash collections the Company was able to lower its days sales outstanding from 55 days at June 28, 2003 to 48 days at March 27, 2004.

Inventories at March 27, 2004 were $109.8 million, an increase of $62.6 million, compared to $47.2 million at June 28, 2003. The acquisition of M. J. Soffe Co. resulted in an increase of $55.8 million in inventory compared to June 28, 2003. During the quarter, the Company adjusted its production schedules to optimize its inventory mix as it remained focused on managing its inventory levels while maintaining the inventory necessary to achieve its expected sales growth. Delta Apparel expects to lower inventory levels by approximately $4 million by July 3, 2004.

Other liabilities increased $11.5 million from June 28, 2003 to $12.9 million on March 27, 2004. The increase was primarily the result of the addition of the M. J. Soffe Co. As part of the Stock Purchase Agreement, additional Earnout Amounts are payable in cash during each of fiscal years 2005, 2006, and 2007 if specified financial performance targets are met by M. J. Soffe Co. The Earnout Amounts are capped at a maximum aggregate amount of $12 million. Based on the preliminary allocation of purchase price, the Company has included in other liabilities $7.5 million related to the Earnout Amounts. The remaining increase in other liabilities primarily relates to the M. J. Soffe deferred compensation plan.

Capital expenditures in the third quarter of fiscal year 2004 were $0.3 million compared to $1.6 million in the third quarter of the prior year. Capital expenditures in the first nine months of fiscal year 2004 were $1.3 million compared to $3.7 million in the first nine months of the prior year. The expenditures during fiscal year 2004 primarily related to increasing capacity and lowering costs in the Company’s Edgefield and Fayette facilities. The expenditures during fiscal year 2003 primarily related to increasing capacity and lowering costs in its Edgefield, Maiden and Fayette facilities. Capital expenditures for fiscal year 2004 are expected to total approximately $3.0 million.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary cash needs are for working capital and capital expenditures. In addition, the Company uses cash to pay dividends and fund its share repurchases under its Stock Repurchase Program. The Company has financed these uses through its operating profits and its credit agreements with Congress Financial Corporation (Southern).

On October 3, 2003, Delta Apparel entered into an Amended and Restated Loan and Security Agreement with Congress Financial Corporation (Southern), pursuant to which Delta Apparel’s existing line of credit (the “Delta Facility”) was increased to $40 million. Also on October 3, 2003, MJS Acquisition Company, which changed its name to M. J. Soffe Co., entered into a Loan and Security Agreement with Congress Financial Corporation (Southern) which provides M. J. Soffe Co. with a $38.5 million line of credit (the “Soffe Facility”). Together, the Delta Facility and the Soffe Facility provide for lines of credit in an aggregate amount of $78.5 million. All loans under the credit agreements bear interest at rates based on an adjusted LIBOR rate plus an applicable margin or a bank’s prime rate plus an applicable margin. The Delta Facility and the Soffe Facility are secured by a first priority lien on all of the assets of Delta Apparel and M. J. Soffe Co. Delta Apparel is a guarantor of the Soffe Facility, and M. J. Soffe Co. is a guarantor of the Delta Facility. M. J. Soffe Co. has the option to increase the Soffe Facility from $38.5 million to $41.0 million, provided that no event of default exists under the facility.

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

In addition to the credit facilities with Congress Financial Corporation (Southern), the Company has a seller note payable to James F. Soffe, John D. Soffe, and Anthony M. Cimaglia pursuant the Stock Purchase Agreement dated as of October 3, 2003. At March 27, 2004, the Company had a $7.6 million outstanding balance under the note at an interest rate of 8.0%.

Delta Apparel’s operating activities provided cash of $0.9 million in the first nine months of fiscal year 2004 and used cash of $4.3 million in the first nine months of fiscal year 2003. The cash provided in the first nine months of fiscal year 2004 was primarily the result of net income plus depreciation, a decrease in noncurrent assets and an increase in income taxes, offset partially by increases in inventory and accounts receivable. The cash used in the first nine months of the prior year was primarily the result of increases in inventory, offset partially by net income plus depreciation and a reduction in accounts receivable.

At March 27, 2004, the Company had a $54.6 million outstanding balance under its credit facilities with Congress Financial Corporation (Southern) at an average interest rate of 3.4%.

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

Purchases by Delta Apparel of its Own Shares

The Company did not purchase shares of Delta Apparel common stock during the three months ended March 27, 2004. Since the inception of the program, the Company has purchased 368,057 shares of its stock pursuant to the Stock Repurchase Program for a total cost of $4.2 million. The Company has authorization from the Board of Directors to spend up to an aggregate of $6.0 million for share repurchases under the Stock Repurchase Program. All purchases are made at the discretion of management.

Dividend Program

On January 28, 2004, the Board declared a cash dividend pursuant to the Company’s quarterly dividend program of six cents per share of common stock. The dividend was paid on February 23, 2004 to shareholders of record as of the close of business on February 11, 2004. On April 28, 2004, the Board approved a 17% increase in its regular quarterly dividend. The Board declared a cash dividend of seven cents per share of common stock payable on May 24, 2004 to shareholders of record as of the close of business on May 12, 2004. Although the Board may terminate or amend the program at any time, the Company currently expects to continue the quarterly dividend program.

CRITICAL ACCOUNTING POLICIES

There have been no changes in our critical accounting policies since the filing of our Annual Report on Form 10-K for the year ended June 28, 2003.

NEW ACCOUNTING STANDARDS

In December 2003, the FASB issued FASB Interpretation No. 46 (Revised) (FIN 46), Consolidation of Variable Interest Entities, which addresses consolidation of variable interest entities. FIN 46 expands the criteria for consideration in determining whether a variable interest entity should be consolidated by a business entity, and requires existing unconsolidated variable interest entities (which include, but are not limited to, Special Purpose Entities, or SPEs) to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. The Company adopted FIN 46 in its third quarter of fiscal year 2004. The adoption of FIN 46 had no impact on the Company’s financial statements.

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

Cotton on-call with a fixed price at March 27, 2004 was valued at $18.1 million, and is scheduled for delivery between April 2004 and December 2004. At March 27, 2004, the Company had unpriced contracts for deliveries between July 2004 and March 2005. Based on the prevailing price at March 27, 2004, the value of these unpriced commitments is approximately $11.7 million. At March 27, 2004, a 10% decline in the market price of the cotton covered by Delta Apparel’s fixed price contracts would have had a negative impact of approximately $1.8 million on the value of the contracts. At June 28, 2003, cotton on-call with a fixed price was valued at $7.2 million. At June 28, 2003, a 10% decline in the market price of the cotton covered by Delta Apparel’s fixed price contracts would have had a negative impact of approximately $0.7 million. The effect of a 10% decline in the market price of cotton on Delta Apparel’s fixed price contracts would have been more at March 27, 2004 than at June 28, 2003 because the value of Delta Apparel’s fixed price cotton on-call contracts was more on March 27, 2004. Daily price fluctuations are minimal, yet long-term trends in price movement can result in unfavorable pricing of cotton for Delta Apparel. The Company also purchases yarn from third party vendors. The price of yarn is primarily impacted by the price of cotton, as discussed above.

The Company uses derivatives, including cotton option contracts, to manage its exposure to movements in commodity prices. The Company did not designate its options as hedge instrument upon inception. Accordingly, changes in the fair market value are marked to market. The Company did not own any cotton options contracts on March 27, 2004.

INTEREST RATE SENSITIVITY

Delta Apparel’s credit agreements provide that the interest rates on outstanding amounts owed shall bear interest at variable rates. If the amount of outstanding indebtedness at March 27, 2004 under the revolving credit facilities had been the amount outstanding during the entire three months ended March 27, 2004 and the interest rate on this outstanding indebtedness had been increased by 100 basis points, Delta Apparel’s interest expense would have been approximately $136,000, or 17.1%, higher during the quarter. This compares to an increase of

$99,000 or 13.5% for the 2003 fiscal year, or an average of $24,750 per quarter, based on the outstanding indebtedness at June 28, 2003. The increase is due to the amount outstanding under the Company’s revolving credit facilities being higher at March 27, 2004 than at June 28, 2003 primarily as the result of the acquisition of M. J. Soffe Co. The actual increase in interest expense resulting from a change in interest rates would depend on the magnitude of the increase in rates and the average principal balance outstanding.

Item 4: Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 27, 2004, and, based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

On January 30, 2004, the Company furnished a Current Report on Form 8-K reporting information under Item 7 (Financial Statements and Exhibits), Item 9 (Regulation F-D Disclosure), and Item 12 (Results of Operation and Financial Condition).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DELTA APPAREL, INC. (Registrant)
May 6, 2004	By:	/s/ Herbert M. Mueller
Date	Herbert M. Mueller
Vice President, Chief Financial Officer and Treasurer