Form 10-K
period 2004-07-03
DELTA APPAREL INC
filed 2004-09-10
CIK 1101396

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For The Fiscal Year Ended July 3, 2004

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

As of December 27, 2003, the aggregate market value of the shares of common stock held by nonaffiliates of the registrant (based on the closing price for the common stock on the American Stock Exchange on December 26, 2003) was approximately $50.3 million.

As of August 20, 2004, there were outstanding 4,136,259 shares of the registrant’s common stock, par value $0.01, which is the only class of outstanding common or voting stock of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement to be filed pursuant to Regulation 14A for the 2004 Annual Meeting of Shareholders to be held on November 11, 2004 are incorporated by reference into Part III of this report.

PART I

ITEM 1. BUSINESS

“Delta Apparel” and the “Company,” and “we,” “us” and “our,” are used interchangeably to refer to Delta Apparel, Inc. together with our wholly-owned subsidiary, M. J. Soffe, Co., a North Carolina corporation (“M. J. Soffe”, or “Soffe”) and our other subsidiaries, as appropriate to the context.

FORWARD LOOKING STATEMENTS

The following discussion contains various “forward-looking statements”. All statements, other than statements of historical fact, that address activities, events or developments that we expect or anticipate will or may occur in the future are forward-looking statements. Examples are statements that concern future revenues, future costs, future capital expenditures, business strategy, competitive strengths, competitive weaknesses, goals, plans, references to future success or difficulties and other similar information. The words “estimate”, “project”, “forecast”, “anticipate”, “expect”, “intend”, “believe” and similar expressions, and discussions of strategy or intentions, are intended to identify forward-looking statements.

The forward-looking statements in this document are based on our expectations and are necessarily dependent upon assumptions, estimates and data that we believe are reasonable and accurate but may be incorrect, incomplete or imprecise. Forward-looking statements are also subject to a number of business risks and uncertainties, any of which could cause actual results to differ materially from those set forth in or implied by the forward-looking statements. Many of these risks and uncertainties are described under the subheading “Risk Factors” below and are beyond our control. Accordingly, any forward-looking statements do not purport to be predictions of future events or circumstances and may not be realized.

We do not undertake publicly to update or revise the forward-looking statements even if it becomes clear that any projected results will not be realized.

OVERVIEW

We are a vertically integrated marketer, manufacturer and distributor of high quality branded and private label activewear apparel. We specialize in selling a variety of branded casual and athletic activewear tops and bottoms, embellished and unembellished T-shirts, and fleece products for the ever-changing apparel market. Our products are sold to screen printers, private label accounts and distributors, as well as being sold through specialty sporting goods stores and department stores. In addition, certain products are sold in college bookstores and to the U.S. Military.

We were incorporated in Georgia in 1999 and our principal executive offices are located at 2750 Premiere Parkway, Suite 100, Duluth, Georgia 30097 (telephone number: 678-775-6900). Our common stock trades on the American Stock Exchange under the symbol “DLA”.

We operate on a 52-53 week fiscal year ending on the Saturday closest to June 30. The 2004 fiscal year was a 53-week year and ended on July 3, 2004. The 2003 and 2002 fiscal years were 52-week years and ended on June 28, 2003 and June 29, 2002, respectively.

ACQUISITIONS

On October 3, 2003, we completed the acquisition of all of the outstanding capital stock of M. J. Soffe Co., a North Carolina corporation. In connection with the acquisition, we paid approximately $43.5 million in cash and issued a promissory note to the selling individuals in the aggregate principal amount of $8 million. Also, additional amounts are payable to the selling individuals in cash during each of fiscal years 2005, 2006, and 2007 if specified financial performance targets are met by M. J. Soffe Co. during annual periods beginning on September 28, 2003 and ending on September 30, 2006 (the “Earnout Amounts”). The Earnout Amounts are capped at a maximum aggregate amount of $12 million. To the extent that the Earnout Amounts are paid, they are treated as additional costs of the acquisition. In addition, pursuant to the Stock Purchase Agreement, we paid approximately $8.5 million to satisfy all outstanding bank debt of M. J. Soffe Co.

BUSINESS SEGMENTS

We operate our business in two distinct segments: Delta and Soffe. Although the two segments are similar in their production processes and regulatory environment, they are distinct in their economic characteristics, products and distribution methods.

Our Delta segment manufactures, markets and distributes unembellished knit apparel under the brands of “Delta Pro Weight®”, “Delta Magnum Weight™” and “Quail Hollow™.” The products are primarily sold to screen printing companies. In addition, we manufacture products under private labels for retailers, corporate industry programs and sports licensed apparel marketers. Our Soffe segment manufactures, markets and distributes embellished and unembellished knit apparel under the “Soffe®” label. These products are sold through specialty sporting goods stores and department stores. In addition to these retail channels, our Soffe segment also supplies college bookstores and produces activewear products for the U.S. Military.

See Note 12 of the Notes to Financial Statements for financial information regarding segment reporting, which information is incorporated herein by reference.

PRODUCTS

We specialize in selling a variety of branded casual and athletic activewear tops and bottoms, embellished and unembellished T-shirts, and fleece products for the ever-changing apparel market.

Our Delta segment markets high quality knit apparel garments for the entire family. These garments are marketed under the Delta Pro Weight®, Delta Magnum Weight™, and Quail Hollow™ Sportswear brand names. The Pro-Weight line represents a diverse selection of 5.5 oz 100% cotton silhouettes. Short sleeve, long sleeve and Baseball Practice tees are available in both youth and adult sizes in a variety of colors. Specialty items that are also available for adults include pocket tees, tank tops, sleeveless tees, Pigment-Dyed tees, and a wide variation of colors in Ringer tees. The Magnum Weight line is designed to give our customer a variety of silhouettes in a heavier 6.1oz, 100% cotton fabric. Programs in this category provide a consistent quality of short sleeve and long sleeve products in a wide range of colors, available from a 2-Toddler to adult sizes, up to 5X. The Quail Hollow™ line includes adult golf shirts, ladies and junior tees, Cheer shorts, adult and youth fleece styles, and TieDyes. The ladies and juniors programs feature an assortment of styles developed specifically for misses, plus sizes and young juniors. Adult golf shirts are offered in heavy weight 100% cotton jersey styles with fashion trims, or in solid color 7oz. Ringspun pique. Our newest addition to the Quail Hollow™ line is the ladies and youth 7oz. Ringspun pique placket shirt.

Our Soffe segment designs and produces shorts, T-shirts, jersey and fleece active apparel that are available in a wide variety of colors and sizes, including toddlers, boy’s, girl’s, men’s, women’s and big & tall. The shorts that are branded with the Soffe® label enjoy a very loyal following among teenage and adolescent girls, many of whom are involved in cheerleading and dance teams. Soffe is also a leader in product innovation as demonstrated by our introduction of Dri-release™ sportswear. Dri-release™ is a microblend performance fiber that is engineered to offer cotton-like comfort with quick dry properties to wick perspiration away from the skin.

MARKETING

Our marketing is performed by both employed sales personnel and independent sales representatives located throughout the country. Our sales force services the retail direct, sporting goods, military, private label, department stores and college bookstore customer bases. During fiscal year 2004, we served over 11,000 customers. No single customer accounted for more than 10% of our sales in fiscal year 2004, 2003 or 2002. Part of our strategy is not to become dependent on any single customer. Substantially all of our revenues for the past three fiscal years have been generated from domestic sales, and we expect this to be the case in fiscal year 2005.

The majority of our knit apparel products are produced based on forecasts to permit quick shipment and to level production schedules. Special knit apparel products and private label knit apparel styles are generally made only to order. Some customers place multi-month orders and request shipment at their discretion. We offer same-day shipping and use third party carriers to ship products to our customers. In order to better serve our customers, we allow our customer to order products by the piece, by the dozen, or in full case quantities. As a significant portion of our business consists of at-once EDI orders and direct catalog orders, backlog order levels no longer give a general indication of future sales.

Our sales reflect some seasonality, with sales during our first and fourth fiscal quarters generally being the highest, and sales during our second fiscal quarter generally being the lowest. The apparel industry is characterized by rapid shifts in fashion, consumer demand and competitive pressures, resulting in both price and demand volatility. The demand for any particular product varies from time to time based largely upon changes in consumer preferences and general economic conditions affecting the apparel industry, such as consumer expenditures for non-durable goods.

MANUFACTURING

As a vertically integrated operation, we primarily convert raw fibers into finished apparel utilizing company-owned and leased facilities and our joint venture partners. When demand exceeds production capacity or when it is cost effective to do so, we source products from third party producers and use outside contractors and general suppliers for textile and sewing production.

The Delta segment spins approximately 80% of its yarn requirements in our facility in Edgefield, South Carolina. The remaining yarn is sourced. We knit, dye, finish and cut our fabric in company-owned plants located in Maiden, North Carolina and Fayette, Alabama. We currently sew most of our garments in two leased facilities in San Pedro Sula, Honduras and one leased facility in Campeche, Mexico. At the 2004, 2003 and 2002 fiscal year ends, our long-lived assets in Honduras and Mexico collectively comprised 7.9%, 8.5% and 7.7%, respectively, of our total net property, plant and equipment. In addition to our leased sewing facilities, we use outside contractors located in the Caribbean basin to sew our products.

The Soffe segment produces approximately 78% of its products at its Company-owned facilities in North Carolina and in its joint venture in Costa Rica, with the remainder sourced in full-package form through independent sources. We knit, dye, finish and cut in our company-owned facilities in Fayetteville, North Carolina. Sewing is performed in either company-owned facilities in Fayetteville, Bladenboro or Rowland, North Carolina or in our joint venture facility in Costa Rica. Our joint venture in Costa Rica is comprised of a 50% equity ownership interest in SOHA, S.A. held by Soffe’s subsidiary SAIM, LLC that is carried on our balance sheet under the equity method of accounting. SOHA’s management is independent from us, and the other 50% of SOHA S.A. is owned by a group of individual Costa Rican shareholders. SOHA performed approximately 35% of the Soffe Segment’s sewing during fiscal year 2004 and is expected to perform a similar percentage in fiscal year 2005. SOHA’s assets do not constitute a material portion of our long-lived assets.

RAW MATERIALS

Our principal raw materials are cotton and yarn, which are acquired from several suppliers. We fix the price of cotton based upon our expected cotton requirements and our forecast of future cotton prices. We use derivatives, including cotton option contracts, to manage our exposure to movements in cotton market prices. We have not designated our options as hedge instruments upon inception, and therefore changes in the fair market value are marked to market and are included in other expense (income) in the statements of income. No single supplier of cotton or yarn accounts for a material portion of our purchases or business and alternative competitive sources are available. To the extent that cotton prices increase and we have not provided for our requirements with fixed price contracts, we could be materially and adversely affected, as there can be no assurance that we would be able to pass along our own relatively higher costs to our customers.

COMPETITION

The apparel industry is highly competitive. We compete with many United States and Canadian branded and private label manufacturers of apparel, some of which are larger in size and have greater financial resources than we do. Competition in the activewear apparel industry is generally based upon price, service, delivery time, quality and flexibility, with the relative importance of each factor depending upon the needs of particular customers and the specific product offering. With respect to branded product lines, competition is mainly based upon consumer recognition and preference. Our strategy with respect to the Soffe segment is to sustain the strong reputation of the Soffe label and continue to reinforce the Soffe quality and progressive image with new color and product offerings. In addition, with respect to both the Delta and Soffe segments, we want to provide the best overall value to our customers. Our favorable competitive aspects include the leading consumer brand name of Soffe, the relatively high quality of our products, our state of the art information systems and our flexibility and process control, which leads to product consistency.

TRADEMARKS

We own trademarks, which are important to our business. Soffe®, which has been in existence since 1946, is our hallmark brand and has stood for quality and value in the activewear market for more than fifty years. Soffe® has been a registered trademark since 1992. In addition to the Soffe® trademark, we also rely on the strength of our DELTA® and QUAIL HOLLOW™ brands.

LICENSES

We have the right to use trademarks under license agreements. Soffe is an official licensee for over 800 colleges and universities. Although we are not dependent on any single license, we believe our license agreements in aggregate are of significant value to our business.

EMPLOYEES

As of July 3, 2004 we employed approximately 4,500 full time employees, of whom approximately 2,040 were employed in the United States. Our employees are not represented by unions, and we believe that our relations with our employees are good.

AVAILABLE INFORMATION

Our Internet address is www.deltaapparel.com. There we make available, free of charge, our annual report on Form 10K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Our SEC reports can be accessed through the investor relations section of our Web site. The information found on our Web site is not part of this, or any other, report we file with or furnish to the SEC.

In addition, we will provide, at no cost, paper or electronic copies of our reports and other filings made with the SEC.
Requests should be directed to:

Investor Relations Department
Delta Apparel, Inc.
2750 Premiere Parkway, Suite 100
Duluth, Georgia 30097

ENVIRONMENTAL AND REGULATORY MATTERS

We are subject to various federal, state and local environmental laws and regulations concerning, among other things, wastewater discharges, storm water flows, air emissions and solid waste disposal. Our plants generate very small quantities of hazardous waste, which are either recycled or disposed of off-site. Most of our plants are required to possess one or more discharge permits.

On May 27, 2002, we received a renewal of our National Pollution Discharge Elimination System (“NPDES”) permit from the North Carolina Department of Environment and Natural Resources, Division of Water Quality (“DWQ”) for our Maiden, North Carolina textile plant. Among other things, the new permit required us to reduce our effluent (waste discharge) color to specified color concentration limits. We believed that the DWQ exceeded its authority and acted arbitrarily in imposing the specific color concentration limitations within the new permit and, on July 23, 2002 contested the permit by filing a petition with the North Carolina Office of Administrative Hearings. We have reached a settlement with the DWQ and have negotiated a permit modification. Prior to becoming effective, the permit modification will be subject to a 45-day public notice and comment period during which time changes to the permit may be suggested by the public. Once the permit modification becomes effective, we will dismiss our contested case.

The modified permit, as agreed by DWQ and us, provides that we will have approximately one year to research and test alternative color removal technologies and thereafter must select and implement a technology by October 2005 if we continue to require our NPDES discharge permit. In addition, we must continue to monitor our color removal and will be subject to a gradual lowering of our effluent color standard. Our NPDES permit will be subject to renewal in the spring of 2006.

We currently do not believe that the cost to comply with the modified permit, if any, will be material to the results of operations or financial condition of our Company.

We incur capital and other expenditures each year that are aimed at achieving compliance with current and future environmental standards. Generally, the environmental rules applicable to us are becoming increasingly stringent. We do not expect that the amount of these expenditures in the future will have a material adverse effect on our operations, financial condition or liquidity. There can be no assurance, however, that future changes in federal, state, or local regulations, interpretations of existing regulations or the discovery of currently unknown problems or conditions will not require substantial additional expenditures. Similarly, the extent of our liability, if any, for past failures to comply with laws, regulations and permits applicable to our operations cannot be determined.

RISK FACTORS

AVAILABILITY OF CASH. Significant operating losses or significant uses of cash in our operations could cause us to be unable to pay our debts as they become due and to default on our credit facilities, which would have an adverse effect on the value of our common shares.

Our credit agreement contains covenants that restrict, among other things, the ability of us and our subsidiaries to incur indebtedness, create liens, consolidate, merge, sell assets or make investments. The credit agreements also contain customary representations and warranties, funding conditions and events of default. A breach of one or more covenants or any other event of default under the credit agreements could result in an acceleration of our obligations under those agreements, in the foreclosure on any assets subject to liens in favor of the credit agreement’s lenders, and in the inability of us to borrow additional amounts under the credit agreement.

PRICING. Prices for our basic T-shirt products have generally been dropping over the last several years, even though demand for our products has increased since fiscal 1998. The price declines have resulted from factors largely outside of our control, such as the industry’s transfer of manufacturing out of the United States, excess supply capacity, and declining raw material prices. In addition, intense competition to gain market share may lead some competitors to sell substantial amounts of goods at prices against which we cannot profitably compete. Demand for our products is dependent on the general demand for T-shirts and the availability of alternative sources of supply. Our strategy in this market environment is to be a low cost producer and to differentiate ourselves by providing quality service to our customers. Even if this strategy is successful, its results may be offset by reductions in demand or price declines.

CYCLICAL RESULTS. The U.S. apparel industry and we are sensitive to the business cycles of the national economy. Moreover, the popularity, supply and demand for particular apparel products can change significantly from year to year based on prevailing fashion trends and other factors. Reflecting the cyclical nature of the apparel industry, many apparel producers tend to increase capacity during years in which sales are strong. These increases in capacity tend to accelerate a general economic downturn in the apparel markets when demand weakens. These factors have historically contributed to fluctuations in our results of operations. When these fluctuations occur in the future, we may be unable to compete successfully in the industry downturn.

MARKET PRICE OF DELTA APPAREL SHARES. Various investment banking firms have informed us that public companies with relatively small market capitalizations have difficulty generating institutional interest, research coverage or trading volume. This illiquidity can translate into price discounts as compared to industry peers or to the shares’ inherent value. We believe that the market perceives us to have a relatively small market capitalization. This could lead to our shares trading at prices that are significantly lower than our estimate of their inherent value.

As of August 20, 2004, we had outstanding 4,136,259 shares of common stock. We believe that approximately 68.8% of our stock is beneficially owned by persons who beneficially own more than 5% of the outstanding shares of our common stock and related individuals, and that of this, approximately 40.1% of the outstanding stock is beneficially owned by institutional investors who own more than 5% of the outstanding shares. Sales of substantial amounts of our common stock in the public market by any of these large holders could adversely affect the market price of the common stock.

PRINCIPAL SHAREHOLDERS EXERT SUBSTANTIAL INFLUENCE. As of August 20, 2004, two members of our board of directors and related individuals had or share the voting power with respect to approximately 28.7% of the outstanding shares of our common stock. These individuals will exert substantial influence with respect to all matters submitted to a vote of shareholders, including the election of our directors.

POLITICAL AND ECONOMIC UNCERTAINTY IN HONDURAS, MEXICO AND COSTA RICA. We have two company-operated sewing facilities in Honduras, one company-operated sewing facility in Mexico and a joint venture in

Costa Rica. If the Honduran, Mexican or Costa Rican labor markets tighten, it could have some adverse effects on the industries located in the applicable country. In addition, we might be adversely affected if economic or legal changes occur that affect the way in which we conduct our business in these countries. For example, a growing economy could lower unemployment which could increase wage rates or make it difficult to retain employees or employ enough people to meet demand. The government could also decide to add additional holidays or change employment law increasing our costs to operate in that country. Domestic unrest or political instability in any of these countries could also disrupt our operations.

U.S. TRADE REGULATIONS. Our products are subject to foreign competition, which in the past has been faced with significant U.S. government import restrictions. Foreign producers of apparel often have significant labor cost advantages. Given the number of these foreign producers, the substantial elimination of import protections that protect domestic apparel producers could materially adversely affect our business. The extent of import protection afforded to domestic apparel producers has been, and is likely to remain, subject to considerable political considerations.

The North American Free Trade Agreement or “NAFTA” became effective on January 1, 1994 and has created a free-trade zone among Canada, Mexico and the United States. NAFTA contains a rule of origin requirement that products be produced in one of the three countries in order to benefit from the agreement. NAFTA has phased out all trade restrictions and tariffs among the three countries on apparel products competitive with ours. During fiscal 2001, we completed our sewing expansion into Mexico in order to take advantage of the NAFTA benefits. Subsequent repeal or alteration of NAFTA could seriously adversely affect our results of operations.

The Caribbean Basin Trade Partnership Act (often referred to as the “CBI Parity Bill”) became effective on October 1, 2000. The provisions of the CBI Parity Bill have the following effects most relevant to the apparel business:

•	Apparel assembled in most Caribbean nations (such as Honduras and Costa Rica) from fabric formed and cut in the United States of U.S. manufactured yarn can enter the United States duty-free;

•	Apparel cut and sewn in most Caribbean nations from fabric formed in the United States of U.S. manufactured yarn can enter the United States duty-free as long as it is sewn with U.S. manufactured thread; and

•	Certain limits of apparel made from fabric formed in certain Caribbean nations of U.S. manufactured yarn and cut and sewn in those nations can enter the United States duty-free.

Apparel entering the United States under any of these three provisions is not subject to any quotas that may exist for that specific category of goods. We believe that the CBI Parity Bill gives us a competitive advantage relative to apparel manufacturers outside of the Caribbean and improves our competitive position relative to apparel manufacturers inside the non-NAFTA countries. Subsequent repeal or adverse alteration of the CBI Parity Bill could put us at a serious competitive disadvantage relative to such manufacturers.

The World Trade Organization or “WTO”, a multilateral trade organization, was formed in January 1995 and is the successor to the General Agreement on Tariffs and Trade or “GATT”. This multilateral trade organization has set forth mechanisms by which world trade in clothing is being progressively liberalized by phasing-out quotas and reducing duties over a period of time that began in January of 1995. As it implements the WTO mechanisms, the U.S. government is negotiating bilateral trade agreements with developing countries (which are generally exporters of textile and apparel products) that are members of the WTO to get them to reduce their tariffs on imports of textiles and apparel in exchange for reductions by the United States in tariffs on imports of textiles and apparel. The remaining quotas are to be eliminated on January 1, 2005. At that time, the competitiveness of many countries as apparel sourcing locations will change significantly. The elimination of quotas and the reduction of tariffs under the WTO may result in increased imports of certain apparel products into North America. These factors could make our products less competitive against low cost imports from developing countries.

ENVIRONMENTAL RULES. Our operations must meet extensive federal, state and local regulatory standards in the areas of safety, health and environmental pollution controls. In addition, there can be no assurance that future changes in federal, state or local regulations, interpretations of existing regulations or the discovery of currently unknown problems or conditions will not require substantial additional expenditures. Similarly, the extent of our liability, if any, for past failures to comply with laws, regulations and permits applicable to its operations cannot be determined.

On May 27, 2002, we received a renewal of our National Pollution Discharge Elimination System (“NPDES”) permit from the North Carolina Department of Environment and Natural Resources, Division of Water Quality (“DWQ”) for our Maiden, North Carolina textile plant. Among other things, the new permit required us to reduce our effluent (waste discharge) color to specified color concentration limits. We believed that the DWQ exceeded its authority and acted arbitrarily in imposing the specific color concentration limitations within the new permit and, on July 23, 2002 contested the permit by filing a petition with the North Carolina Office of Administrative Hearings. We have reached a settlement with the DWQ and have negotiated a permit modification. Prior to becoming effective, the permit modification will be subject to a 45-day public notice and comment period during which time changes to the permit may be suggested by the public. Once the permit modification becomes effective, we will dismiss our contested case.

The modified permit, as agreed by DWQ and us, provides that we will have approximately one year to research and test alternative color removal technologies and thereafter must select and implement a technology by October 2005 if we continue to require our NPDES discharge permit. In addition, we must continue to monitor our color removal and will be subject to a gradual lowering of our effluent color standard. Our NPDES permit will be subject to renewal in the spring of 2006.

We currently do not believe that the cost to comply with the modified permit, if any, will be material to the results of operations or financial condition of our Company.

OUTSIDE PRODUCTION. We have historically relied upon third party suppliers for up to 40% of our sewing production. Any shortage of supply or significant price increases from our suppliers could adversely affect our results of operations.

TRADEMARKS. We rely on the strength of our trademarks, including the Soffe®, DELTA® and QUAIL HOLLOW™ brands. We have incurred legal costs in the past to establish and protect these trademarks, but this cost has not been significant. We may in the future be required to expend resources to protect these trademarks. The loss or limitation of the exclusive right to use our trademarks could adversely affect our sales and results of operations.

KEY MANAGEMENT. Our success depends upon the talents and continued contributions of our key management, many of which would be difficult to replace. The loss or interruption of the services of these executives could have a material adverse effect on our business, financial condition and results of operations. Although we maintain employment agreements with certain members of key management, we cannot be assured that the services of such personnel will continue. We do not, however, maintain an employment agreement with Robert W. Humphreys, President and Chief Executive Officer. We believe our future success depends on our ability to retain and motivate our key management, our ability to integrate new members of management into our operations and the ability of all personnel to work together effectively as a team.

ITEM 2. PROPERTIES

Our principal executive offices are located in a leased facility in Duluth, Georgia. Our administrative, manufacturing and distribution functions are conducted in both leased and owned facilities. In addition to our executive office, we have one sales office in New York City, seven distribution centers, nine manufacturing facilities, two administrative offices, two warehouses and one other facility that combines manufacturing, distribution and administrative offices. In addition, we utilize four additional distribution centers that are either owned or leased, and operated by sales representatives.

Location	Utilization	Segment
Edgefield Plant, Edgefield, SC	Yarn	Delta
Maiden Plant, Maiden, NC	Knit/dye/finish/cut	Delta
Fayette Plant, Fayette, AL	Knit/dye/finish/cut	Delta
Fayetteville Plant 1, Fayetteville, NC	Cut/sew/decoration/distribution/administration	Soffe
Fayetteville Plant 2, Fayetteville, NC	Sew/distribution/administration	Soffe
Rowland Plant, Rowland, NC	Sew	Soffe
Bladenboro Plant, Bladenboro, NC	Sew	Soffe
Honduras Plant, San Pedro Sula, Honduras	Sew	Delta
Honduras Plant, San Pedro Sula, Honduras	Sew	Delta
Mexico Plant, Campeche, Mexico	Sew	Delta
Lumberton Warehouse, Lumberton, NC	Warehouse	Soffe
Shannon Drive Warehouse, Fayetteville, NC	Warehouse	Soffe
Distribution Center, Knoxville, TN	Distribution	Delta
Sales and Distribution Center, Buena Park, CA	Sales and distribution	Delta
Distribution Center, Miami, FL	Distribution	Delta
DC Annex, Fayetteville, NC	Distribution	Soffe
Distribution Center, Kansas City, MO	Distribution	Soffe
Distribution Center, El Monte, CA	Distribution	Soffe
Distribution Center, Lansing, MI	Distribution	Soffe
New York Office, New York, NY	Sales	Delta
Greenville Office, Greenville, SC	Administration	Delta and Soffe
Greenville Office, Greenville, SC	Administration	Delta and Soffe

Soffe also has a 50% interest in SOHA, S.A. that performs sewing in Grecia, Costa Rica for the Soffe segment.

During fiscal year 2004 our manufacturing facilities were operating at less than full capacity. We expect our existing manufacturing facilities to have adequate manufacturing capacity in fiscal year 2005. In fiscal year 2005, we expect to add an additional distribution center in the New England area to serve our customers and also expect to finalize the purchase of a new building in the Knoxville, Tennessee area to replace the old multi-story building we are currently using. We believe our facilities are highly suitable for the purposes for which they are designed and are generally adequate to allow us to remain competitive with our principal competitors.

Substantially all of our assets are subject to liens in favor of our credit agreement lender. Substantially all of the assets of the Soffe segment are subject to liens in favor of the former Soffe shareholders that are second in priority to the liens in favor of our credit agreement lender.

ITEM 3. LEGAL PROCEEDINGS

On May 27, 2002, we received a renewal of our National Pollution Discharge Elimination System (“NPDES”) permit from the North Carolina Department of Environment and Natural Resources, Division of Water Quality (“DWQ”) for our Maiden, North Carolina textile plant. Among other things, the new permit required us to reduce our effluent (waste discharge) color to specified color concentration limits. We believed that the DWQ exceeded its authority and acted arbitrarily in imposing the specific color concentration limitations within the new permit and, on July 23, 2002 contested the permit by filing a petition with the North Carolina Office of Administrative Hearings. We have reached a settlement with the DWQ and have negotiated a permit modification. Prior to becoming effective, the permit modification will be subject to a 45-day public notice and comment period during which time changes to the permit may be suggested by the public. Once the permit modification becomes effective, we will dismiss our contested case.

The modified permit, as agreed by DWQ and us, provides that we will have approximately one year to research and test alternative color removal technologies and thereafter must select and implement a technology by October 2005 if we continue to require our NPDES discharge permit. In addition, we must continue to monitor our color removal and will be subject to a gradual lowering of our effluent color standard. Our NPDES permit will be subject to renewal in the spring of 2006.

We currently do not believe that the cost to comply with the modified permit, if any, will be material to the results of operations or financial condition of our Company.

All other pending litigation to which we are a party is litigation arising in the ordinary course of business. We believe that, as a result of legal defenses, insurance arrangements, and indemnification provisions with parties believed to be financially capable, any such actions should not have a material effect on our operations, financial condition, or liquidity.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of our 2004 fiscal year.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER REPURCHASES OF EQUITY SECURITIES.

Market Information for Common Stock: Our Common Stock is listed and traded on the American Stock Exchange under the symbol “DLA”. As of August 12, 2004, there were approximately 1,301 record holders of our Common Stock.

The following table sets forth, for each of the periods indicated below, the high and low sales prices per share of our Common Stock.

	Fiscal Year 2004		Fiscal Year 2003
	High	Low	High		Low
First Quarter	$16.65	$14.90	$15.20	*	$11.45	*
Second Quarter	17.80	15.00	15.69		13.30
Third Quarter	20.24	17.60	16.45		14.86
Fourth Quarter	24.80	19.75	16.95		15.45
* Adjusted to reflect 2-for-1 stock split effective as of September 20, 2002

Dividends: On April 18, 2002, our Board of Directors adopted a quarterly dividend program. We paid $1.0 million and $0.9 million in dividends during fiscal year 2004 and 2003, respectively.

Dividends declared per common share are as follows:

	First Quarter		Second Quarter	Third Quarter	Fourth Quarter
Fiscal Year 2004	$0.06		$0.06	$0.06	$0.07
Fiscal Year 2003	$0.05	*	$0.05	$0.05	$0.06

*	Adjusted to reflect 2-for-1 stock split effective as of September 20, 2002

The Board may terminate or amend the dividend program at any time. We currently expect to continue the quarterly dividend program.

Subject to the provisions of any outstanding blank check preferred stock, the holders of our Common Stock are entitled to receive whatever dividends, if any, may be declared from time to time by our Board of Directors in its discretion from funds legally available for that purpose. Our credit agreement permits the payment of cash dividends in an amount up to 25% of cumulative net income (excluding extraordinary or unusual non-cash items), provided that no event of default exists or would result from that payment and after the payment at least $6.0 million remains available to borrow under the revolving credit facility. At July 3, 2004, the total amount permitted for payment of cash dividends under our credit agreement was $6.9 million.

Any future cash dividend payments will depend upon our earnings, financial condition, capital requirements, compliance with loan covenants and other relevant factors.

Purchases of our Own Shares of Common Stock: During the fourth quarter of fiscal year 2004, we did not repurchase any shares of our Common Stock.

Stock Split: On August 15, 2002, our Board of Directors approved a 2-for-1 stock split of our common stock. The stock split took the form of a 100% stock dividend that was paid on September 20, 2002 to each shareholder of record as of September 6, 2002. All references in the financial statements with regard to the number of shares or average number of shares of common stock and related prices, dividends and per share amounts have been restated to reflect the 2-for-1 stock split.

Securities Authorized for Issuance Under Equity Compensation Plans: The information required by Item 201(d) of Regulation S-K is set forth under “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this Annual Report, which information is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

We operated as a stand-alone company during the fiscal years ended July 3, 2004, June 28, 2003, June 29, 2002 and June 30, 2001. For the fiscal year ended July 1, 2000, our consolidated financial statements include the operations and accounts of the Delta Apparel Company division of Delta Woodside Industries, Inc. (which we refer to in this annual report as “Delta Woodside”) and the Edgefield Yarn Mill, which consisted of operations and accounts included in various subsidiaries of Delta Woodside. On October 3, 2003, we completed our acquisition of the M. J. Soffe Co. Our consolidated financial statements include the operations and accounts of the M. J. Soffe Co. since the acquisition date. The consolidated statement of income data for the years ended July 1, 2000 and June 30, 2001, and the consolidated balance sheet data as of July 1, 2000, June 30, 2001 and June 29, 2002 are derived from, and are qualified by reference to, our audited consolidated financial statements not included in this document. The consolidated statement of income data for the years ended June 29, 2002, June 28, 2003 and July 3, 2004, and the consolidated balance sheet data as of June 28, 2003 and July 3, 2004 are derived from, and are qualified by reference to, our audited consolidated financial statements included elsewhere in this document. We operate on a 52-53 week fiscal year ending on the Saturday closest to June 30. The 2004 fiscal year was a 53-week year. The 2003, 2002, 2001 and 2000 fiscal years were 52-week years. Historical results are not necessarily indicative of results to be expected in the future. The selected financial data should be read in conjunction with the Consolidated Financial Statements and the related notes as indexed on page F-1 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7.

	Fiscal Year Ended
	July 3,	June 28,	June 29,	June 30,	July 1,
	2004	2003	2002	2001	2000
	(In thousands, except share amounts)
Statement of Income Data:
Net sales	$208,113	$129,521	$131,601	$120,400	$114,466
Cost of goods sold	(159,852)	(105,552)	(110,273)	(97,101)	(94,144)
Selling, general and administrative expenses	(31,043)	(13,220)	(11,807)	(11,024)	(8,099)
Other income (loss)	(192)	(194)	816	28	(17)

Operating income	17,026	10,555	10,337	12,303	12,206
Interest expense, net	(2,622)	(732)	(677)	(1,339)	(7,417)

Income before taxes	14,404	9,823	9,660	10,964	4,789
Income tax expense	4,674	3,760	3,188	987	60

Net income	$9,730	$6,063	$6,472	$9,977	$4,729

Net Income Per Common Share *:
Basic	$2.39	$1.50	$1.48	$2.08	$1.00
Diluted	$2.32	$1.45	$1.42	$2.02	$1.00
Dividends Declared per Common Share*	$0.25	$0.21	$0.05	—	—
Balance Sheet Data (at year end):
Working capital	$94,408	$54,283	$43,773	$46,372	$34,807
Total assets	169,379	94,447	88,346	91,323	79,107
Total long-term debt	29,246	7,865	3,667	5,667	7,667
Shareholders’ equity	75,492	65,969	61,278	63,483	53,802
* Adjusted to reflect 2-for-1 stock split effective as of September 20, 2002

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS OUTLOOK

Fiscal year 2004 was a very exciting year for us because of the Soffe acquisition and we are looking forward to the upcoming year. We will have the Soffe sales and profits for the full twelve months of the year, as compared to only nine months in fiscal year 2004. In addition, we have sales and marketing strategies in place that we expect will drive organic growth in both business segments in fiscal year 2005.

In the Delta business we have a number of new products that we will be rolling out to the marketplace. We’ve had great success over the last several years growing our customer base. During fiscal year 2004, the Delta segment shipped over three thousand accounts, up sixty eight percent from the prior year. In fiscal year 2005, we will continue to focus on opening new accounts. We set new records for shipments out of our Florida and West Coast distribution centers during the past year. We believe that having product in close proximity to our customer base enhances our customer service and has proven to be an effective strategy for us. In fiscal year 2005, we expect to add an additional distribution center in the New England area to serve our customers and also expect to finalize the purchase of a new building in the Knoxville, Tennessee area to replace the old multi-story building we are currently using.

We also have high expectations for the Soffe business in fiscal year 2005. Soffe’s Dry-Release T just won the best T-shirt in America by Readers Digest as a part of their 100 Best Discoveries. This product has also been well received by our military accounts and should help drive growth in this distribution channel. A number of new products have also been developed and introduced for our retail and sporting goods channels. Soffe will continue to focus on college bookstores, and now has access to low cost T-shirt manufacturing which should allow us to be more aggressive in this channel. We have implemented a number of cost reduction initiatives that should continue to improve margins at Soffe in fiscal 2005 and we will continue to expand Soffe’s product sourcing horizon which should further drive down Soffe’s product costs.

Cotton prices have been very volatile over the past several quarters. During the first quarter of fiscal year 2005, we will be shipping product containing our highest cost cotton. Our cotton cost through cost of sales should then decrease sequentially through the remaining quarters of the fiscal year.

In the upcoming year, we will also be evaluating our long-term strategy to continue to obtain low cost yarn. Our current yarn facility is still producing yarn at competitive prices, and we expect it to continue to produce quality yarn at competitive prices for a number of years. We continue to evaluate our long-term options, which could include an expansion of our facility, a joint venture, a supply agreement with a yarn vendor, or continued purchase of our additional yarn requirements in the open market.

On a consolidated basis we expect to spend approximately $7.0 million on capital expenditures in the upcoming year, excluding the new Knoxville distribution center for which we are exploring alternative financing packages. We expect our total investment in this new distribution facility to be in the $4.5 to $5.0 million range.

RESULTS OF OPERATIONS

Overview

The most significant factor impacting our results of operations for the fiscal year ending July 3, 2004 was the completion of the acquisition of M. J. Soffe Co. on October 3, 2003, which now operates as our Soffe segment. The acquisition of Soffe was an important part of our expansion strategy. The addition of the Soffe business allows us to participate in four additional distinct channels of distribution for activewear products. We believe the manufacturing, distribution, and marketing synergies between the companies will allow both operations to expand at a faster pace than would be possible on a stand-alone basis. The results of Soffe’s operations have been included in the consolidated financial statements since the acquisition date.

Although we were not pleased with our results in the beginning of fiscal year 2004, business improved in the second half of the year and results met our expectations in the last two quarters. In the Delta segment, selling prices continued to improve throughout the year and, on most basic products, prices were higher in the fourth quarter than in the second and third quarters of the fiscal year. The improving trend on pricing, combined with higher sales volume in our non commodity products, drove solid sales results in the Delta segment. Sales in the Soffe segment exceeded our expectations in the second half of the year, driven by higher branded sales in the retail and military channels. During the year, we operated our textile facilities at less than full capacity in order to manage our inventory levels and avoid purchasing high cost raw materials. We expensed the unabsorbed fixed cost created by this strategy during the year. While this hurt our short-term results, we believe this helps position us to take advantage of the opportunities we see in the future.

During the fourth fiscal quarter we made considerable progress on lowering our debt and reducing our inventories. Debt has been reduced by over $15 million since we closed on the Soffe acquisition, and we exceeded our inventory reduction targets for the fourth quarter.

Quarterly Financial Data

For information regarding quarterly financial data, refer to Note 15 “Quarterly Financial Information (Unaudited)” to the consolidated financial statements.

Fiscal Year 2004 versus Fiscal Year 2003

Net sales for fiscal year 2004 were $208.1 million, an increase of $78.6 million, or 60.7%, from net sales of $129.5 million in fiscal year 2003. Net sales in the Delta segment were $138.0 million, an increase of $8.4 million, or 6.5%, from net sales of $129.5 million in fiscal year 2003. Higher fiscal year 2004 net sales in the Delta segment were the result of increased unit sales (up 10.3%, accounting for $13.3 million), partially offset by lower average unit prices (down 3.4%, accounting for $4.9 million). The Soffe segment contributed $71.8 million in net sales for the last nine months of the fiscal year.

Gross margins for the year ended July 3, 2004 improved to 23.2% compared to 18.5% in the prior year as a result of the higher gross margins associated with the Soffe business, which was included in the results for the last nine months of the 2004 fiscal year. The gross margin on basic tee shirts declined during the year compared to the prior year principally due to lower average selling prices and higher raw material costs, offset partially by lower conversion costs. Fiscal year 2004 included 53 weeks of operations compared to the 52 weeks of operations in the prior fiscal year.

Selling, general and administrative expenses for fiscal year 2004 were $31.0 million, or 14.9% of net sales, an increase of $17.8 million from $13.2 million, or 10.2% of net sales, in fiscal year 2003. The increase in selling, general and administrative expenses was primarily the result of the addition of the Soffe business, which was included in our results for the last nine months of the 2004 fiscal year. Selling costs increased as a percentage of sales primarily as a result of the higher selling costs associated with branded apparel products. During fiscal 2004 we had a recovery of bad debt expense of $0.2 million compared to a provision for bad debt expense of $0.7 million during fiscal 2003. The recovery of bad debt expense was due to improved accounts receivable agings. In addition, in the fourth quarter of fiscal year 2003, we incurred higher bad debt expenses resulting from the slower payments from customers due to the depressed retail climate and the bankruptcy filing of a customer.

Other expense for fiscal year 2004 was $0.2 million, consistent with fiscal 2003. In both fiscal years, we recorded $0.1 million in net losses related to cotton options. In fiscal years 2004 and 2003, we recorded a net loss of $0.2 million and $0.1 million, respectively, related to the sale or disposal of certain machinery and equipment.

Operating income for fiscal year 2004 was $17.0 million, an increase of $6.5 million, or 61.3%, from $10.6 million in fiscal year 2003. The increase is the result of the higher gross profit described above, partially offset by higher selling, general and administrative expenses. The Delta and Soffe segments contributed $7.6 million and $9.6 million in operating income, respectively. Delta segment operating income was lower in fiscal 2004 than in fiscal 2003 primarily because of the decline in gross margin on basic tee shirts described above.

Net interest expense for fiscal year 2004 was $2.6 million, an increase of $1.9 million from fiscal year 2003. The increase in interest expense resulted primarily from the increase in average debt outstanding, resulting from the M. J. Soffe acquisition.

Our effective tax rate for the year ended July 3, 2004 was 32.4% compared to 38.3% for the year ended June 28, 2003. During the fiscal year ending June 30, 2001, we created a tax liability in the amount of approximately $0.9 million with respect to our tax sharing agreement between Delta Woodside Industries, Inc. (our former parent company) and the Company. During the current fiscal year, we determined that it was no longer probable that a tax liability might occur as a result of this tax sharing agreement. Therefore, we reversed the $0.9 million tax liability that had been created at that time.

Net income for fiscal year 2004 was $9.7 million, an increase of $3.7 million, or 60.5%, from net income of $6.1 million for fiscal year 2003, due to the factors described above.

Inventories increased $58.7 million from June 28, 2003 to $105.9 million on July 3, 2004. The acquisition of M. J. Soffe Co. resulted in an increase of $52.0 million in inventory compared to the prior year. The increase in inventory in the Delta business is primarily the result of the higher raw material prices in inventory. We continue to focus on managing our inventory levels while maintaining the inventory necessary to achieve our expected sales growth in the upcoming fiscal year.

Fiscal Year 2003 versus Fiscal Year 2002

Net sales for fiscal year 2003 were $129.5 million, a decrease of $2.1 million, or 1.6%, from net sales of $131.6 million in fiscal year 2002. Lower fiscal year 2003 net sales were the result of lower average unit prices (down 5.8%, accounting for $8.0 million) offset partially by increased unit sales (up 4.5%, accounting for $5.9 million). Throughout fiscal year 2003, pricing in the marketplace continued to decrease, primarily in the basic white and colored tees. We did not fully participate in many of the pricing promotions in the industry, resulting in decreased sales volumes in these products. The increase in unit sales for fiscal year 2003 is the result of increased sales in our heavyweight and specialty products, slightly offset by decreases in our basic tees.

Gross profit as a percentage of net sales increased to 18.5% in fiscal year 2003 from 16.2% in fiscal year 2002 primarily as a result of lower raw material costs, partially offset by lower average selling prices, throughout fiscal year 2003. We also achieved significant cost reductions and increased production efficiencies in our textile and sewing operations during the year. The gross profit for the year ended June 29, 2002 includes an expense of $0.4 million related to the training and start-up of the Fayette textile facility.

Selling, general and administrative expenses for fiscal year 2003 were $13.2 million, or 10.2% of net sales, an increase of $1.4 million from $11.8 million, or 9.0% of net sales, in fiscal year 2002. The increase was primarily driven by an increase of $0.7 million in distribution costs, an increase of $0.3 million in selling expenses and an increase of $0.4 million in bad debt expense. The increase in distribution expenses mainly relates to the Florida Distribution Center that we opened in February 2003. Selling expenses for fiscal year 2003 were higher due to higher salaries and commission expense, resulting from the increased sales of specialty tees, and higher advertising costs, resulting from direct marketing campaigns. During fiscal year 2003, we incurred higher bad debt expenses resulting from the slower payments from customers due to the depressed retail climate.

Other expense for fiscal year 2003 was $0.2 million compared to other income of $0.8 million for fiscal 2002. In fiscal year 2003, we recorded $0.1 million in net losses related to cotton options. We also recorded a net loss of $0.1 million related to the sale or disposal of certain machinery and equipment. During fiscal year 2002, we recorded a $0.3 million gain related to our cotton options. In fiscal year 2002, we also sold our facility located in Washington, Georgia, resulting in a gain of $0.2 million and received the final payment on an installment sale of a previously idled manufacturing facility, resulting in a gain of $0.3 million.

Operating income for fiscal year 2003 was $10.6 million, an increase of $0.2 million, or 2.1%, from $10.3 million in fiscal year 2002. The increase is the result of the higher gross profit, partially offset by higher selling, general and administrative expenses and higher other expense.

Net interest expense for fiscal year 2003 was $0.7 million, which is consistent with fiscal year 2002. During fiscal year 2003, we had an increase in average borrowings that was offset by a decrease in interest rates.

Our effective tax rate for the year ended June 28, 2003 was 38.3% compared to 33.0% for the year ended June 29, 2002. In fiscal year 2002, we reversed a valuation allowance related to our state net operating loss carryforwards, resulting in the effective tax rate of 33.0%.

Net income for fiscal year 2003 was $6.1 million, a decrease of $0.4 million, or 6.3%, from net income of $6.5 million for fiscal year 2002, due to the factors described above.

Inventories at June 28, 2003 totaled $47.2 million compared to $35.5 million at June 29, 2002. The increase in inventory is related to an increase of $7.4 million in finished goods, an increase of $6.1 million in work in process and a decrease of $1.8 million in raw materials. We built higher levels of inventory in the first half of the year in expectation of increased sales over the prior year. We did not meet sales volume expectations during the fourth quarter, resulting in the increased finished goods inventory at June 28, 2003. Textile and apparel production levels were also increased to support the expected sales growth resulting in increased work in process inventory. Our raw material inventory decreased to $2.9 million at June 28, 2003. Beginning in the fourth quarter of fiscal year 2002, we had begun increasing our raw material inventory to take advantage of lower cotton prices and to support our increased textile capacity.

LIQUIDITY AND CAPITAL RESOURCES

In conjunction with the acquisition of M. J. Soffe Co., on October 3, 2003 we entered into an Amended and Restated Loan and Security Agreement with Congress Financial Corporation (Southern), as lender and as agent for the financial institutions named as lenders, pursuant to which our existing line of credit (the “Delta Facility”) was increased to $40 million, which represents a $5 million increase in our predecessor credit facility.

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

The Soffe Facility contains both a subjective acceleration clause and a lockbox arrangement, whereby remittances from customers reduce the current outstanding borrowings. Pursuant to Emerging Issues Task Force (“EITF”) 95-22 we are classifying borrowings under the Soffe Facility as current debt. The Delta Facility contains a subjective acceleration clause and a “springing” lockbox arrangement (as defined in EITF 95-22), whereby remittances from customers are forwarded to the Company’s general bank account and do not reduce the outstanding debt until and unless a specified event or an event of default occurs. Pursuant to EITF 95-22, we are classifying borrowings under the Delta Facility as noncurrent debt.

All loans under the credit agreements bear interest at rates based on an adjusted LIBOR rate plus an applicable margin or a bank’s prime rate plus an applicable margin.

Within each of the credit facilities, there is a Fixed Asset Loan Amortization Amount requiring monthly installment payments, which reduce the amount of availability under each credit facility. The Fixed Asset Loan Amortization Amount for the Delta Facility was $10.0 million initially and $8.5 million at July 3, 2004. The Fixed Asset Loan Amortization Amount for the Soffe Facility was $8.5 million initially and $7.4 million at July 3, 2004. During each of fiscal years 2005, 2006 and 2007, we will make payments related to the Fixed Asset Loan Amortizations totaling $3.4 million.

Under the combined credit facilities, after subtracting the Fixed Asset Loan Amortization Amounts, we are able to borrow up to $60.0 million subject to borrowing base limitations based on the accounts receivable and inventory levels. Annual facility fees are .25% of the amount by which $60.0 million exceeds the average daily principal balance of the outstanding loans and letter of credit accommodations during the immediately preceding month. At July 3, 2004, we had $43.3 million outstanding under our credit facilities at an average interest rate of 3.39%. At July 3, 2004, we had the ability to borrow an additional $31.7 million under the combined credit facilities.

In addition to the credit facilities with Congress Financial Corporation (Southern), the Company has a seller note payable to the former Soffe shareholders pursuant to the Stock Purchase Agreement dated as of October 3, 2003. The $8.0 million seller note is payable in equal quarterly payments through September 30, 2006. At July 3, 2004, we had $6.8 million outstanding under the note at an interest rate of 8.0%.

Our primary cash needs are for working capital and capital expenditures. In addition, we use cash to fund our dividend payments and share repurchases under our Stock Repurchase Program.

Operating Cash Flows

In fiscal year 2004, net cash provided by operating activities was $13.3 million compared to $0.1 million of net cash used by operating activities in fiscal year 2003. Our cash flow from operating activities in fiscal year 2004 is primarily due to net income and changes in working capital. Changes in working capital are primarily monitored by analysis of the investment in accounts receivable and inventories and by the amount of accounts payable. During fiscal year 2004, our cash flow provided by operating activities was primarily from net income and noncash charges. The cash used in fiscal year 2003 was primarily due to an increase in inventory and a decrease in income taxes payable, offset by net income plus depreciation.

Investing Cash Flows

During fiscal year 2004, investing activities used $53.7 million in cash and principally represented the acquisition of M. J. Soffe Co. We spent $2.2 million in capital expenditures in the year ended July 3, 2004 and $4.7 million in the year ended June 28, 2003. Capital expenditures in fiscal 2004 primarily related to increasing capacity and lowering costs in our Edgefield yarn and Fayette textile facilities. In fiscal year 2003, we opened a distribution facility in Florida and spent $0.4 million in capital expenditures related to this facility. In addition, we spent $1.2 million to increase production and decrease costs in our Fayette textile facility. Additional capital expenditures were made in fiscal year 2003 to increase capacity and lower costs in our existing textile and apparel facilities.

Financing Activities

In fiscal year 2004, financing activities provided $40.5 million in cash compared to $1.7 million during fiscal year 2003. The cash provided in fiscal year 2004 principally came from our credit facilities and related to the acquisition of M. J. Soffe Co. We paid dividends to our shareholders totaling $1.0 million and $0.9 million in fiscal years 2004 and 2003, respectively.

The Delta Facility contains limitations on, or prohibitions of, cash dividends, stock purchases, related party transactions, mergers, acquisitions, sales of assets, indebtedness and investments. We are allowed under the Delta Facility to make purchases of our own stock up to an aggregate of $23.0 million provided that no event of default exists or would result from that action and after the purchase at least $3.0 million remains available to borrow under the facility. We used $0.1 million, $1.9 million and $9.1 million in fiscal years 2004, 2003 and 2002 respectively, for share repurchases.

The Soffe Facility and the $8.0 million seller note and related documents (the “Seller Note”) contain limitations on, or prohibitions of, cash dividends, stock purchases, related party transactions, mergers, acquisitions, sales of assets, indebtedness and investments.

The terms of the Soffe Facility prohibit M. J. Soffe Co. from making any cash dividends or other distributions or similar payments to us, except for the following: payments for federal and state taxes that are attributable to its income or assets, provided that no event of default exists or would result from the payment; payments for reasonable, ordinary-course expenses relating to legal and accounting, insurance, marketing, payroll, information systems and similar types of services attributable to M. J. Soffe Co.; payments in connection with arm’s-length transactions made in the ordinary course of business; and an annual payment of management fees not to exceed $400,000, provided that no event of default exists or would result from the payment and further provided that, for a period of 90 days prior to the payment and immediately after the payment, at least $4.0 million remains available to borrow under the facility. The Soffe Facility also limits the ability of M.J. Soffe Co. to make loans to us.

The terms of the Seller Note also prohibit M. J. Soffe Co. from making any cash dividends or distributions, loans or extraordinary payments to us, except for the following: payments relating to taxes permitted under the Soffe Facility, payments for services permitted under the Soffe Facility, subject to the reasonable approval of certain of the sellers; an annual payment of management fees not to exceed $370,000; payments for goods in the ordinary course of business; and additional dividends or other distributions up to an aggregate of 10% of M. J. Soffe Co.’s cumulative net after-tax income, provided that no payment default on the Seller Note has occurred or would result from the dividend or distribution (however, those additional dividends or distributions are not currently permitted under the Soffe Facility).

Future Liquidity and Capital Resources

Based on our expectations, we believe that our credit facilities should be sufficient to satisfy our foreseeable working capital needs, and that the cash flow generated by our operations and funds available under our credit lines should be sufficient to service our debt payment requirements, to satisfy our day-to-day working capital needs, to fund our planned capital expenditures and to pay dividends under our dividend program. Any material deterioration in our results of operations, however, may result in us losing our ability to borrow under our revolving credit facilities and to issue letters of credit to suppliers or may cause the borrowing availability under these facilities to be insufficient for our needs.

The following table summarizes our contractual cash obligations, as of July 3, 2004, by future period.

	Payments Due by Period
	Total	Less than 1 year	1 - 3 years	3 – 5 years	After 5 years
	(In thousands)
Contractual Obligations
Long-term debt	$50,056	$20,810	$24,746	$4,500	$—
Operating leases	13,745	3,547	4,640	2,528	3,030
Letters of credit	1,476	1,476	—	—	—
Purchase obligations	21,145	21,145	—	—	—
Contingent purchase price	7,143	1,228	5,915	—	—

Total	$93,565	$48,206	$35,301	$7,028	$3,030

Dividends and Purchases of our Own Shares

Our ability to pay cash dividends or purchase our own shares will largely be dependent on our earnings, financial condition, capital requirements, compliance with loan covenants and other relevant factors. Our Delta Facility permits the payment of cash dividends in an amount up to 25% of cumulative net income (excluding extraordinary or unusual non-cash items), provided that no event of default exists or would result from that payment and after the payment at least $6.0 million remains available under the revolving credit facility. At July 3, 2004, the total amount permitted for payment of cash dividends under our credit agreement was $6.9 million. Purchases of our own stock are permitted provided that no event of default exists or would result from that action and after the purchase at least $3.0 million remains available to borrow under the revolving credit facility. The Delta Facility, as amended, allows for an aggregate of $23.0 million in share repurchases.

During the fiscal year ended July 3, 2004, we purchased 7,853 shares of our Common Stock pursuant to our Stock Repurchase Program for an aggregate of $0.1 million. Since the inception of the program, we’ve purchased 368,057 shares of our stock under the program for a total cost of $4.2 million. We have authorization from our Board of Directors to spend up to $6.0 million for share repurchases under the Stock Repurchase Program. All purchases were made at the discretion of our management.

In fiscal year 2002, we purchased 676,286 shares of our stock (adjusted to reflect the 2-for-1 stock split effective as of September 20, 2002) at an aggregate cost, including offering expenses, of $7.6 million, pursuant to our Dutch Tender Offer.

Dividend Program

On April 18, 2002, our Board of Directors adopted a quarterly dividend program. We paid $1.0 million and $0.9 million in dividends during fiscal year 2004 and 2003, respectively. The Board may terminate or amend the dividend program at any time. We currently expect to continue the quarterly dividend program.

Stock Split

On August 15, 2002, our Board of Directors approved a 2-for-1 stock split of our common stock. The stock split took the form of a 100% stock dividend that was paid on September 20, 2002 to each shareholder of record as of September 6, 2002. All references in the financial statements with regard to the number of shares or average number of shares of common stock and related prices, dividends and per share amounts have been restated to reflect the 2-for-1 stock split.

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which were prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We base our estimates and judgments on historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant estimates and assumptions relate to the adequacy of receivable and inventory reserves, self-insurance accruals and the accounting for income taxes.

Note 1 to our Consolidated Financial Statements includes a summary of the significant accounting policies or methods used in the preparation of our Consolidated Financial Statements.

Revenue Recognition and Accounts Receivable

We consider revenue realized or realizable and earned when the following criteria are met: persuasive evidence of an agreement exists, delivery has occurred, the price is fixed and determinable and the collectibility is reasonably assured. Sales are recorded net of discounts and provisions for estimated returns and allowances. We estimate returns and allowances on an ongoing basis by considering historical and current trends. We record these costs as a reduction to net revenue. We estimate the net collectibility of our accounts receivable and establish an allowance for doubtful accounts based upon this assessment. Specifically, we analyze the aging of accounts receivable balances, historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in customer payment terms. Significant changes in customer concentration or payment terms, deterioration of customer credit-worthiness or weakening in economic trends could have a significant impact on the collectibility of receivables and our operating results.

Inventories

Our inventory is carried at the lower of FIFO cost or market. We regularly review inventory quantities on hand and record a provision for damaged, excess and out of style or otherwise obsolete inventory based primarily on our historical selling prices for these products and our estimated forecast of product demand for the next twelve months. If actual market conditions are less favorable than those projected, or if liquidation of the inventory is more difficult than anticipated, additional inventory write-downs may be required.

Self Insurance

Our medical, prescription and dental care benefits are self-insured. Our self-insurance accruals are based on claims filed and estimates of claims incurred but not reported. We develop estimates of claims incurred but not reported based upon the historical time it takes for a claim to be reported and historical claim amounts. While the time it takes for a claim to be reported has been declining, if claims are greater than we originally estimate, or if costs increase beyond what we have anticipated, our recorded reserves may not be sufficient, and it could have a significant impact on our operating results.

Income Taxes

We use the liability method of accounting for income taxes, which requires recognition of temporary differences between financial statement and income tax basis of assets and liabilities measured by enacted tax rates. We have recorded deferred tax assets for certain state operating loss carryforwards and nondeductible accruals. We established a valuation allowance related to certain of the state operating loss carryforward amounts in accordance with the provisions of FASB Statement No. 109, Accounting for Income Taxes. We continually review the adequacy of the valuation allowance and recognize the benefits of deferred tax assets if reassessment indicates that it is more likely than not that the deferred tax assets will be realized based on earnings forecasts in the respective tax locations. As of July 3, 2004, we had operating loss carryforwards of approximately $8.2 million for State purposes. The valuation allowance against the operating loss carryfowards was $58 thousand at July 3, 2004. These carryforwards expire at various intervals through 2019.

RECENT ACCOUNTING STANDARDS

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Financial Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 requires that if an entity has a controlling financial interest in a variable interest entity, the assets, liabilities and results of activities of the variable interest entity should be included in the consolidated financial statements of the entity. In December 2003, the FASB published a revision to FIN 46 (hereafter referred to as “FIN 46R”) to clarify some of the provisions of FIN 46, and to exempt certain entities from its requirements. We determined that we had no interests in variable interest entities. Accordingly the adoption of FIN 46 did not have a material impact on our financial position, results of operations or liquidity.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity Risk Sensitivity

We purchase cotton from approximately eight established merchants with whom we have long-standing relationships. The majority of our purchases are executed using “on-call” contracts. These on-call arrangements are used to insure that we have available an adequate supply of cotton for our requirements. Under on-call contracts, we agree to purchase specific quantities for delivery on specific dates, with pricing to be determined at a later time. Prices are set according to prevailing prices, as reported by the New York Cotton Exchange, at the time we elect to fix specific contracts.

Cotton on-call with a fixed price at July 3, 2004 was valued at $15.7 million, and is scheduled for delivery between July 2004 and March 2005. At July 3, 2004, we had unpriced contracts for deliveries between October 2004 and June 2005. Based on the prevailing price at July 3, 2004, the value of these commitments was approximately $5.7 million. At July 3, 2004, a 10% decline in the market price of the cotton covered by our fixed price contracts would have had a negative impact of approximately $1.6 million on the value of the contracts. At June 28, 2003, cotton on-call with a fixed price was valued at $7.2 million. At June 28, 2003, a 10% decline in the market price of the cotton covered by our fixed price contracts would have had a negative impact of approximately $0.7 million on the value of the contracts. The effect of a 10% decline in the market price of cotton on our fixed price contracts would have been more at July 3, 2004 than at June 28, 2003 because the value of our fixed price cotton on-call contracts was more on July 3, 2004. Cotton price movements could result in unfavorable pricing of cotton for us. We also purchase yarn from third party vendors. The price of yarn is primarily impacted by the price of cotton, as discussed above.

We use derivatives, including cotton option contracts, to manage our exposure to movements in commodity prices. We do not designate our options as hedge instruments upon inception. Accordingly, we mark to market changes in the fair market value of the options as other expense (income) in the statements of income. We did not own any cotton options on July 3, 2004.

Interest Rate Sensitivity

Our credit agreements provide that the outstanding amounts owed shall bear interest at variable rates. If the amount of outstanding indebtedness at July 3, 2004 under the revolving credit facilities had been outstanding during the entire year and the interest rate on this outstanding indebtedness were increased by 100 basis points, our expense would have increased by approximately $433,000, or 9.3%, for the fiscal year. The actual increase in interest expense resulting from a change in interest rates would depend on the magnitude of the increase in rates and the average principal balance outstanding.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements for each of the fiscal years in the three-year period ended July 3, 2004, together with the Report of Independent Registered Public Accounting Firm thereon, are included in this report commencing on page F-1 and are listed under Part IV, Item 15 in this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of July 3, 2004 and, based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective.

Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information that we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There was no change in our internal control over financial reporting during the fourth quarter of fiscal year 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item is incorporated herein by reference from the portions of the definitive Proxy Statement to be filed with the Securities and Exchange Commission on or prior to 120 days following the end of our fiscal year under the headings “Election of Directors”, “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance”.

All of our employees, including our Chief Executive Officer and Chief Financial Officer (who is also our principal accounting officer), are required to abide by our business conduct policies to ensure that our business is conducted in a consistently legal and ethical manner. We adopted a code of business conduct and ethics known as the Ethics Policy Statement. The Ethics Policy Statement is available on our website. In the event that we amend or waive any of the provisions of the Ethics Policy Statement applicable to our Chief Executive Officer or Chief Financial Officer, we intend to disclose the same on our website at www.deltaapparel.com.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference from the portions of the definitive Proxy Statement to be filed with the Securities and Exchange Commission on or prior to 120 days following the end of our fiscal year under the headings “Management Compensation” and “Compensation Committee Interlocks and Insider Participation”.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information relating to security ownership by certain beneficial owners and management is incorporated herein by reference from the portion of the definitive Proxy Statement to be filed with the Securities and Exchange Commission on or prior to 120 days following the end of our fiscal year under the heading “Stock Ownership of Principal Shareholders and Management”.

Set forth in the table below is certain information about securities issuable under our equity compensation plans as of July 3, 2004.

Number of securities
		Weighted-average	remaining available for
	Number of securities to	exercise price of	future issuance under equity
	be issued upon exercise	outstanding	compensation plans
	of outstanding options,	options, warrants and	(excluding securities
Plan Category	warrants and rights *	rights *	reflected in column (a)) *
	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders	156,571	$3.33	858,999

Total	156,571	$3.33	858,999

* Adjusted to reflect 2-for-1 stock split effective as of September 20, 2002

Under the Stock Option Plan, options may be granted covering up to 1,000,000 shares of common stock. Options are granted by the compensation grants committee of our board of directors to key and middle level executives for the purchase of our stock at prices not less than the fair market value of the shares on the dates of grant.

Under the Incentive Stock Award Plan, the compensation grants committee of our board of directors has the discretion to grant awards for up to an aggregate maximum of 400,000 common shares. The Award Plan authorizes the committee to grant to our officers and key and middle level executives rights to acquire common shares at a cash purchase price of $0.01 per share.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated herein by reference from the portion of the definitive Proxy Statement to be filed with the Securities and Exchange Commission on or prior to 120 days following the end of our fiscal year under the heading “Related Party Transactions”.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated herein by reference from the portion of the definitive Proxy Statement to be filed with the Securities and Exchange Commission on or prior to 120 days following the end of our fiscal year under the heading “Audit and Non-Audit Fees”.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES & REPORTS ON FORM 8-K

(a)(1) and (2) Financial Statements and Financial Statement Schedules

•	Report of Independent Registered Public Accounting Firm.

•	Consolidated Balance Sheets as of July 3, 2004 and June 28, 2003.

•	Consolidated Statements of Income for the years ended July 3, 2004, June 28, 2003 and June 29, 2002.

•	Consolidated Statements of Shareholders’ Equity for the years ended July 3, 2004, June 28, 2003 and June 29, 2002.

•	Consolidated Statements of Cash Flows for the years ended July 3, 2004, June 28, 2003 and June 29, 2002.

•	Notes to Consolidated Financial Statements.

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

          2.2 Amended and Restated Stock Purchase Agreement dated as of October 3, 2003 among Delta Apparel, Inc., MJS Acquisition Company, M. J. Soffe Co., James F. Soffe, John D. Soffe, and Anthony M. Cimaglia (excluding schedules and exhibits): Incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K/A filed on October 17, 2003.

          3.1.1 Articles of Incorporation of the Company: Incorporated by reference to Exhibit 3.1 to the Company’s Form 10.

          3.1.2 Amendment to Articles of Incorporation of the Company dated September 18, 2003: Incorporated by reference to exhibit 3.1.2 to the Company’s Form 10-Q filed on November 5, 2003.

          3.2.1 Bylaws of the Company: Incorporated by reference to Exhibit 3.2.1 to the Company’s Form 10.

          3.2.2 Amendment to Bylaws of the Company adopted January 20, 2000: Incorporated by reference to Exhibit 3.2.2 to the Company’s Form 10.

          3.2.3 Amendment to Bylaws of the Company adopted February 17, 2000: Incorporated by reference to Exhibit 3.2.3 to the Company’s Form 10.

          3.2.4 Amendment to Bylaws of the Company adopted June 6, 2000: Incorporated by reference to Exhibit 3.2.4 to the Company’s Form 10.

          4.1. See Exhibits 3.1.1, 3.1.2, 3.2.1, 3.2.2, 3.2.3, 3.2.4, and 10.2 through 10.17, inclusive.

          4.2. Specimen certificate for common stock, par value $0.01 per share, of the Company: Incorporated by reference to Exhibit 4.2 to the Company’s Form 10.

          10.1. See Exhibits 2.1 and 2.2.

          10.2 Amended and Restated Loan and Security Agreement dated as of October 3, 2003 among Delta Apparel, Inc., Congress Financial Corporation (Southern), as Agent, and certain financial institutions named therein, as Lenders: Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on October 17, 2003.

          10.3 Loan and Security Agreement dated as of October 3, 2003 among MJS Acquisition Company, Congress Financial Corporation (Southern), as Agent, and certain financial institutions named therein, as Lenders: Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on October 17, 2003.

          10.4 General Security Agreement of MJS Acquisition Company and SAIM, LLC in favor of Congress Financial Corporation (Southern), as Agent, dated as of October 3, 2003: Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on October 17, 2003.

          10.5 General Security Agreement of Delta Apparel, Inc. and SAIM, LLC in favor of Congress Financial Corporation (Southern), as Agent, dated as of October 3, 2003: Incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on October 17, 2003.

          10.6 Trademark Security Agreement dated as of October 3, 2003 between MJS Acquisition Company and Congress Financial Corporation (Southern), as Agent: Incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K filed on October 17, 2003.

          10.7 Form of Deed of Trust of M. J. Soffe Co. in favor of Congress Financial Corporation (Southern), as Agent, dated as of October 3, 2003: Incorporated by reference to Exhibit 10.6 to the Company’s Form 8-K filed on October 17, 2003.

          10.8 Stock Pledge Agreement dated as of October 3, 2003 by and among Delta Apparel, Inc., MJS Acquisition Company, and Congress Financial Corporation (Southern), as Agent: Incorporated by reference to Exhibit 10.7 to the Company’s Form 8-K filed on October 17, 2003.

          10.9 Guarantee of MJS Acquisition Company and SAIM, LLC in favor of Congress Financial Corporation (Southern), as Agent, dated as of October 3, 2003: Incorporated by reference to Exhibit 10.8 to the Company’s Form 8-K filed on October 17, 2003.

          10.10 Guarantee of Delta Apparel, Inc. and SAIM, LLC in favor of Congress Financial Corporation (Southern), as Agent, dated as of October 3, 2003: Incorporated by reference to Exhibit 10.9 to the Company’s Form 8-K filed on October 17, 2003.

          10.11 Collateral Assignment of Purchase Agreements dated as of October 3, 2003 by and among Delta Apparel, Inc., MJS Acquisition Company, and Congress Financial Corporation (Southern), as Agent: Incorporated by reference to Exhibit 10.10 to the Company’s Form 8-K filed on October 17, 2003.

          10.12 Subordination Agreement dated as of October 3, 2003 by and among Delta Apparel, Inc., MJS Acquisition Company, James F. Soffe, John D. Soffe, Anthony M. Cimaglia, and Congress Financial Corporation (Southern), as Agent: Incorporated by reference to Exhibit 10.11 to the Company’s Form 8-K filed on October 17, 2003.

          10.13 Promissory Note of MJS Acquisition Company issued to James F. Soffe, John D. Soffe, and Anthony M. Cimaglia dated as of October 3, 2003: Incorporated by reference to Exhibit 10.12 to the Company’s Form 8-K filed on October 17, 2003.

          10.14 Security Agreement of MJS Acquisition Company in favor of James F. Soffe, John D. Soffe, and Anthony M. Cimaglia dated as of October 3, 2003: Incorporated by reference to Exhibit 10.13 to the Company’s Form 8-K filed on October 17, 2003.

          10.15 Form of Deed of Trust, Assignment of Rents and Security Agreement of M. J. Soffe Co. in favor of James F. Soffe, John D. Soffe, and Anthony M. Cimaglia dated as of October 3, 2003: Incorporated by reference to Exhibit 10.14 to the Company’s Form 8-K filed on October 17, 2003.

          10.16 Guaranty of Delta Apparel, Inc. in favor of James F. Soffe, John D. Soffe, and Anthony M. Cimaglia dated as of October 3, 2003: Incorporated by reference to Exhibit 10.15 to the Company’s Form 8-K filed on October 17, 2003.

          10.17 Pledge Agreement of Delta Apparel, Inc. in favor of James F. Soffe, John D. Soffe, and Anthony M. Cimaglia dated as of October 3, 2003: Incorporated by reference to Exhibit 10.16 to the Company’s Form 8-K filed on October 17, 2003.

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

          10.20 Employment and Non-Solicitation Agreement dated as of October 3, 2003 among Delta Apparel, Inc., M. J. Soffe Co., and Anthony M. Cimaglia: Incorporated by reference to Exhibit 10.19 to the Company’s Form 8-K filed on October 17, 2003.

          10.21 Real Estate Exchange Contract dated as of October 3, 2003 between MJS Acquisition Company and Middle Road Properties, LLC: Incorporated by reference to Exhibit 10.20 to the Company’s Form 8-K filed on October 17, 2003.

          10.22 Industrial Lease Agreement dated as of October 3, 2003 between M. J. Soffe Co. and Middle Road Properties, LLC: Incorporated by reference to Exhibit 10.21 to the Company’s Form 8-K filed on October 17, 2003.

          10.23 Employment Agreement between Delta Apparel, Inc. and Herbert M. Mueller dated September 30, 2003: Incorporated by reference to Exhibit 10.22 to the Company’s Form 10-Q filed on November 5, 2003.**

          10.24 Employment Agreement between Delta Apparel, Inc. and Martha M. Watson dated September 30, 2003: Incorporated by reference to Exhibit 10.23 to the Company’s Form 10-Q filed on November 5, 2003.**

          10.25.1 Tax Sharing Agreement by and among Delta Woodside Industries, Inc., Duck Head Apparel Company, Inc. and the Company: Incorporated by reference to Exhibit 2.2 to the Report on Form 8-K of Delta Woodside Industries, Inc. (File No. 1-10095) with date of June 30, 2000.

          10.25.2 Amendment to Tax Sharing Agreement dated August 6, 2001 by and among Delta Woodside Industries, Inc., Duck Head Apparel Company, Inc. and the Company: Incorporated by reference to Exhibit 10.2.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001.

          10.26 Delta Apparel, Inc. 2000 Stock Option Plan, Effective as of February 15, 2000, Amended & Restated March 15, 2000: Incorporated by reference to Exhibit 10.4 to the Company’s Form 10.**

          10.27 Delta Apparel, Inc. Incentive Stock Award Plan, Effective February 15, 2000, Amended & Restated March 15, 2000: Incorporated by reference to Exhibit 10.5 to the Company’s Form 10.**

          10.28 Delta Apparel, Inc. Deferred Compensation Plan for Key Managers: Incorporated by reference to Exhibit 10.6 to the Company’s Form 10.**

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

(b) Reports on Form 8-K

     On April 29, 2004, the Company furnished a Current Report on Form 8-K reporting information under Item 7 (Financial Statements and Exhibits), Item 9 (Regulation F-D Disclosure) and Item 12 (Results of Operations and Financial Condition).

(c) Exhibits

     See Item 15(a) above.

(d) Schedules

     See information under (a)(1) and (2) of Item 15.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DELTA APPAREL, INC.
(Registrant)

September 8, 2004	By: /s/ Herbert M. Mueller

Date	Herbert M. Mueller
Vice President, Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and as of the dates indicated.

/s/ David S. Fraser	9-3-04	/s/ Philip J. Mazzilli, Jr.	9-3-04

David S. Fraser	Date	Philip J. Mazzilli, Jr.	Date
Director		Director

/s/ William F. Garrett	9-8-04	/s/ Buck A. Mickel	9-2-04

William F. Garrett	Date	Buck A. Mickel	Date
Director		Director

/s/ Robert W. Humphreys	9-1-04	/s/ Herbert M. Mueller	9-8-04

Robert W. Humphreys		Herbert M. Mueller	Date
President, Chief Executive Officer and Director		Vice President, Chief Financial Officer & Treasurer (principal financial officer and principal accounting officer)

/s/ Max Lennon	9-8-04	/s/ David Peterson	9-8-04

Max Lennon	Date	David Peterson	Date
Director		Director

/s/ E. Erwin Maddrey, II	9-1-04

E. Erwin Maddrey, II	Date
Director

Delta Apparel, Inc and Subsidiaries

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Delta Apparel, Inc.

We have audited the accompanying consolidated balance sheets of Delta Apparel, Inc. and subsidiaries (the “Company”) as of July 3, 2004 and June 28, 2003, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended July 3, 2004. Our audits also included the financial statement schedule listed in the index of Item 15 (a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at July 3, 2004 and June 28, 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended July 3, 2004, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule for the three years ended July 3, 2004, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP

Atlanta, Georgia
August 12, 2004

Delta Apparel, Inc. and Subsidiaries
Consolidated Balance Sheets
(Amounts in thousands, except share amounts)

	July 3, 2004	June 28, 2003
Assets
Current assets:
Cash	$333	$203
Accounts receivable, less allowances of $1,166 in 2004 and $1,523 in 2003	37,302	21,216
Other receivables	1,308	980
Inventories	105,888	47,174
Prepaid expenses and other current assets	1,616	1,689
Deferred income taxes	1,075	620
Income taxes receivable	—	434

Total current assets	147,522	72,316

Property, plant and equipment, net	19,529	22,077
Deferred income taxes	178	—
Other assets	2,150	54

	$169,379	$94,447

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$16,036	$8,929
Accrued expenses	14,475	7,104
Current portion of long-term debt	20,810	2,000
Income taxes payable	1,793	—

Total current liabilities	53,114	18,033

Long-term debt	29,246	7,865
Deferred income taxes	—	1,162
Other liabilities	11,527	1,418

Total liabilities	93,887	28,478

Commitments and contingencies

Shareholders’ equity:
Preferred stock—2,000,000 shares authorized, none issued and outstanding.	—	—
Common stock—par value $.01 a share, 7,500,000 shares authorized, 4,823,486 shares issued, and 4,136,259 and 4,037,080 shares outstanding as of July 3, 2004 and June 28, 2003, respectively.	48	48
Additional paid-in capital	53,867	53,889
Retained earnings	29,473	21,007
Treasury stock—687,227 and 786,406 shares as of July 3, 2004 and June 28, 2003, respectively.	(7,896)	(8,975)

Total shareholders’ equity	75,492	65,969

	$169,379	$94,447

See accompanying notes to consolidated financial statements.

Delta Apparel, Inc. and Subsidiaries
Consolidated Statements of Income
(Amounts in thousands, except share amounts)

	Year Ended
	July 3, 2004	June 28, 2003	June 29, 2002
Net sales	$208,113	$129,521	$131,601
Cost of goods sold	159,852	105,552	110,273

Gross profit	48,261	23,969	21,328

Selling, general and administrative expenses	31,043	13,220	11,807
Other expense (income)	192	194	(816)

Operating income	17,026	10,555	10,337

Interest expense, net	2,622	732	677

Income before income taxes	14,404	9,823	9,660

Income tax expense	4,674	3,760	3,188

Net income	$9,730	$6,063	$6,472

Earnings per share *
Basic	$2.39	$1.50	$1.48
Diluted	$2.32	$1.45	$1.42

Weighted average number of shares outstanding *	4,078	4,045	4,368
Dilutive effect of stock options *	110	131	192

Weighted average number of shares assuming dilution *	4,188	4,176	4,560

*     Adjusted to reflect 2-for-1 stock split effective as of September 20, 2002

See accompanying notes to consolidated financial statements.

Delta Apparel, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity
(Amounts in thousands, except share amounts)

	Common Stock		Additional Paid-In	Retained	Treasury Stock
	Shares	Amount	Capital	Earnings	Shares	Amount	Total
Balance at June 30, 2001	2,411,743	24	53,889	9,971	22,920	(401)	63,483
Net income	—	—	—	6,472	—	—	6,472
Treasury stock acquired	—	—	—	—	418,443	(9,114)	(9,114)
Stock grant	—	—	—	(1)	(1,366)	26	25
Stock options exercised under Awards Plan	—	—	—	62	(11,780)	254	316
Stock options exercised under Option Plan	—	—	—	(368)	(31,125)	664	296
Cash dividend ($.10 per share)	—	—	—	(200)	—	—	(200)
2-for-1 stock split (See Note 13)	2,411,743	24	—	(24)	397,092	—	—

Balance at June 29, 2002	4,823,486	48	53,889	15,912	794,184	(8,571)	61,278
Net income	—	—	—	6,063	—	—	6,063
Treasury stock acquired	—	—	—	—	130,204	(1,919)	(1,919)
Stock grant	—	—	—	7	(2,012)	22	29
Stock options exercised under Awards Plan	—	—	—	281	(71,720)	791	1,072
Stock options exercised under Option Plan	—	—	—	(403)	(64,250)	702	299
Cash dividend ($.21 per share)	—	—	—	(853)	—	—	(853)

Balance at June 28, 2003	4,823,486	48	53,889	21,007	786,406	(8,975)	65,969
Net income	—	—	—	9,730	—	—	9,730
Treasury stock acquired	—	—	—	—	7,853	(148)	(148)
Stock grant	—	—	—	10	(2,422)	27	37
Stock options exercised under Awards Plan	—	—	—	294	(24,360)	280	574
Stock options exercised under Option Plan	—	—	—	(547)	(80,250)	920	373
Stock exchange share listing fees	—	—	(22)	—	—	—	(22)
Cash dividend ($.25 per share)	—	—	—	(1,021)	—	—	(1,021)

Balance at July 3, 2004	4,823,486	$48	$53,867	$29,473	687,227	$(7,896)	$75,492

See accompanying notes to consolidated financial statements.

Delta Apparel, Inc. and Subsidiaries

Consolidated Statements of Cash Flows
(Amounts in thousands)

	Year Ended
	July 3, 2004	June 28, 2003	June 29, 2002
Operating activities:
Net income	$9,730	$6,063	$6,472
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	4,561	5,506	6,390
Provision for (benefit from) deferred income taxes	(1,224)	961	(733)
Provision for allowances on accounts receivable, net	(1,104)	11	(300)
Noncash compensation	1,835	1,251	1,195
Loss (gain) on sale of property and equipment	192	78	(95)
Changes in operating assets and liabilities:
Accounts receivable	(2,258)	605	(470)
Inventories	(6,850)	(11,691)	6,136
Prepaid expenses and other current assets	291	146	(684)
Other noncurrent assets	1,992	(51)	136
Accounts payable	2,153	(456)	4,439
Accrued expenses	1,724	(1,380)	(203)
Income taxes	2,722	(2,294)	3,810
Other liabilities	(447)	295	387

Net cash provided by (used in) operating activities	13,317	(956)	26,480

Investing activities:
Purchases of property, plant and equipment	(2,209)	(4,704)	(5,254)
Proceeds from sale of property, plant and equipment	4	35	164
Cash paid for business, net of cash received	(51,520)	—	—

Net cash used in investing activities	(53,725)	(4,669)	(5,090)

Financing activities:
Proceeds from (repayment of) revolving credit facility, net	34,555	6,199	(6,435)
Proceeds from (repayment of) long-term debt	6,800	(2,000)	(2,000)
Dividends paid	(1,021)	(853)	(200)
Stock exchange listing fees	(22)	—	—
Treasury stock acquired	(148)	(1,919)	(9,114)
Proceeds from exercise of stock options	374	299	296

Net cash provided by (used in) financing activities	40,538	1,726	(17,453)

Increase (decrease) in cash	130	(3,899)	3,937

Cash at beginning of year	203	4,102	165

Cash at end of year	$333	$203	$4,102

Supplemental cash flow information:
Cash paid during the year for interest	$2,133	$512	$512

Cash paid during the year for income taxes	$3,177	$5,102	$1,312

Noncash financing activity—issuance of common stock	$610	$1,101	$340

See accompanying notes to consolidated financial statements.

Delta Apparel, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(Amounts in thousands)

NOTE 1—THE COMPANY

We are a vertically integrated marketer, manufacturer and distributor of high quality branded and private label activewear apparel. We specialize in selling a variety of branded casual and athletic activewear tops and bottoms, embellished and unembellished T-shirts, and fleece products for the ever-changing apparel market. Our products are sold to screen printers, private label accounts and distributors, as well as being sold through specialty sporting goods stores and department stores. In addition, certain products are sold in college bookstores and to the U.S. Military. We operate manufacturing facilities in the Southeastern United States, Honduras, Mexico and Costa Rica. In addition, we use foreign and domestic contractors as additional sources of production. Our distribution facilities are located throughout the United States.

We were incorporated in Georgia in 1999 and our principal executive offices are located at 2750 Premiere Parkway, Suite 100, Duluth, Georgia 30097 (telephone number: 678-775-6900). Our common stock trades on the American Stock Exchange under the symbol “DLA”.

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES

(a) Basis of Presentation: Our consolidated financial statements include the accounts of Delta Apparel and its wholly owned domestic and foreign subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The equity method of accounting is used for investments in companies where we have a 20% to 50% ownership interest. We do not exercise control over these companies, nor do we have substantive participating rights. Accordingly, they are not variable interest entities and these investments are accounted for under the equity method of accounting.

We manage our business in two distinct segments: Delta and Soffe. Although the two segments are similar in their production processes and regulatory environment, they are distinct in their economic characteristics, products and distribution methods.

(b) Fiscal Year: We operate on a 52-53 week fiscal year ending on the Saturday closest to June 30. The 2004 fiscal year was a 53-week year and ended on July 3, 2004. The 2003 and 2002 fiscal years were 52-week years and ended on June 28, 2003 and June 29, 2002, respectively.

(c) Use of Estimates: The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts and disclosures of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates are adjusted to reflect actual experience when necessary. Significant estimates and assumptions affect many items in our financial statements, for example: allowance for doubtful trade receivables, sales returns and allowances, inventory obsolescence, income tax assets and liabilities and related valuation allowances, and self-insurance reserves. Our actual results may differ from our estimates.

(d) Revenue Recognition: We recognize sales when the following criteria are met: persuasive evidence of an agreement exists, shipment has occurred, the price to the buyer is fixed and determinable and collectibility is reasonably assured. Shipping and handling charges billed to our customers are included in net revenue, and the related shipping and handling costs are included in cost of goods sold.

(e) Cash: Cash consists of cash and temporary investments with original maturities of three months or less.

(f) Accounts Receivable: Accounts receivable consists primarily of receivables from our customers. We generally do not require collateral. We provide allowances for merchandise returns, claims and markdowns, and bad debts based on historical credits issued as a percentage of sales and periodic evaluations of the aging of accounts receivable. We actively monitor our exposure to credit risk through the use of credit approvals and credit limits.

(g) Inventories: We state inventories at the lower of cost (first-in, first-out method) or market. Estimated losses on inventories represent reserves for obsolescence, excess quantities, irregulars and slow moving inventory. We estimate the losses on the basis of our assessment of the inventory’s net realizable value based upon current market conditions and historical experience. The majority of our raw materials are readily available, and thus we are not dependent on a single supplier.

(h) Property, Plant and Equipment: Property, plant and equipment are stated at cost. Depreciation and amortization is recorded following the straight-line method over the estimated useful lives of the assets, which range from three to twenty years. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the improvements. Assets that we acquire under non-cancelable leases that meet the criteria of capital leases are capitalized in property, plant and equipment and depreciated over the useful life of the related assets. When we retire or dispose of assets, the costs and accumulated depreciation or amortization are removed from the respective accounts and we recognize any related gain or loss. Repairs and maintenance are charged to expense when incurred.

(i) Impairment of Long-Lived Assets: We account for long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, impairment is measured by comparing the carrying amount to the fair value or discounted cash flow.

(j) Income Taxes: We account for income taxes under the liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

(k) Costs of Goods Sold: We include in cost of goods sold all manufacturing and sourcing costs incurred prior to the receipt of finished goods at our distribution facilities. The costs of goods sold principally include product cost, purchasing costs, inbound freight charges, insurance, and inventory write-downs.

(l) Selling, General and Administrative Expense: We include in selling, general and administrative expenses, costs incurred subsequent to the receipt of finished goods at our distribution facilities, such as the cost of stocking, warehousing, picking and packing, and shipping goods for delivery to our customers. In addition, selling, general and administrative expenses include costs related to sales associates, administrative personnel cost, advertising and marketing expenses and general and administrative expenses.

(m) Advertising Costs: All costs associated with advertising and promoting our products are expensed during the year in which they are incurred. Costs associated with cooperative advertising programs under which we agree to share costs of customers’ advertising activities are expensed when the related revenues are recognized. Advertising expenses are included in selling, general and administrative expenses in the consolidated statements of income. Advertising costs total $2,961, $977 and $904 in fiscal year 2004, 2003 and 2002, respectively.

(n) Foreign Currency Translation: Our functional currency for our owned foreign manufacturing facilities is the United States dollar. We remeasure those assets and liabilities denominated in foreign currencies using exchange rates in effect on the balance sheet date. Fixed assets and the related depreciation or amortization charges are recorded at the exchange rates in effect on the date we acquired the assets. Revenues and expenses denominated in foreign currencies are remeasured using average exchange rates for all periods presented. We recognize the resulting foreign exchange gains and losses as a component of other income and expense in the consolidated statements of income. These gains and losses are immaterial for all periods presented.

(o) Earnings Per Share: We compute basic earnings per share by dividing net income by the weighted average number of common shares outstanding during the year. The computation of diluted earnings per share includes the dilutive effect of stock options and non-vested stock awards. The weighted-average shares do not include securities that would be anti-dilutive for each of the periods presented.

(p) Cotton Procurements: We contract to buy cotton with future delivery dates at fixed prices in order to reduce the effects of fluctuations in the prices of cotton used in the manufacture of our products. These contracts permit settlement by delivery and are not used for trading purposes. We commit to fixed prices on a percentage of our cotton requirements up to eighteen months in the future. The contracts are considered a normal purchase and the fair value of the contracts are not recorded on the balance sheet. If market prices for cotton fall below our committed fixed costs and we estimate that the costs of cotton are not recoverable in future sales of finished goods, the differential is charged to income at that time.

(q) Stock Option and Incentive Award Plans: We apply the intrinsic value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations, in accounting for our fixed plan stock options. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. The Award Plan contains certain provisions that require it to be accounted for as a variable plan under APB 25.

The pro forma information regarding net income and earnings per share is required by SFAS 123 to be determined as if we had accounted for our employee stock options under the fair value method of that Statement. For purposes of pro forma disclosures, the estimated fair value of the options under the Option Plan and the Award Plan are amortized to expense over the options’ vesting period. Our pro forma information follows (in thousands, except per share amounts):

	Year Ended
	July 3, 2004	June 28, 2003	June 29, 2002
Net income, as reported	$9,730	$6,063	$6,472

Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	702	458	416

Deduct: Total stock-based employee compensation expense determined under fair value based method for all options and awards, net of related tax effects	(532)	(322)	(229)

Pro forma net income	$9,900	$6,199	$6,659

Earnings per share:
Basic—as reported	$2.39	$1.50	$1.48
Basic—pro forma	$2.43	$1.53	$1.52
Diluted—as reported	$2.32	$1.45	$1.42
Diluted—pro forma	$2.36	$1.48	$1.46

(r) Comprehensive Income: We do not have any items of Other Comprehensive Income in fiscal years 2004, 2003 or 2002.

(s) Fair Value of Financial Instruments: We use financial instruments in the normal course of our business. The carrying values approximate fair value for financial instruments that are short-term in nature, such as cash, accounts receivable, accounts payable and accrued expenses. We estimate that the carrying value of our long-term debt approximates fair value based on the current rates offered to us for debt of the same remaining maturities.

(t) Derivatives: From time to time, we enter into forward contracts, option agreements or other instruments to limit our exposure to fluctuations in raw material prices with respect to cotton purchases. We determine at inception whether the derivative instruments will be accounted for as hedges. All option agreements purchased during fiscal years 2004, 2003 and 2002 are derivative instruments but were not accounted for as hedges. As such, on a quarterly basis we marked to market the option agreements. Adjustments to the fair market value were recorded as a component of other income and expense in the statements of income. The fair value of these derivative instruments was $138 and $445 at June 28, 2003 and June 29, 2002, respectively, and was included in other current assets in the accompanying balance sheet.

(u) Reclassifications: We have made certain reclassifications to the presentation of prior year results in order to conform to the current period presentation.

(v) Recent Accounting Pronouncements: In January 2003, the Financial Accounting Standards Board (“FASB”) issued Financial Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 requires that if an entity has a controlling financial interest in a variable interest entity, the assets, liabilities and results of activities of the variable interest entity should be included in the consolidated financial statements of the entity. In December 2003, the FASB published a revision to FIN 46 (hereafter referred to as “FIN 46R”) to clarify some of the provisions of FIN 46, and to exempt certain entities from its requirements. We determined that we had no interests in variable interest entities. Accordingly the adoption of FIN 46 did not have a material impact on our financial position, results of operations or liquidity.

NOTE 3—ACQUISITION

On October 3, 2003, we acquired all of the outstanding capital stock of M. J. Soffe Co., a North Carolina corporation (the “Acquisition”). Prior to the Acquisition, we formed a wholly owned subsidiary, MJS Acquisition Company (“MJS”), a North Carolina corporation. MJS acquired all of the outstanding capital stock of M. J. Soffe Co. from the shareholders of M. J. Soffe Co., pursuant to an Amended and Restated Stock Purchase Agreement dated as of October 3, 2003. Immediately following the Acquisition, M. J. Soffe Co. was merged with and into MJS, with MJS as the surviving corporation, and MJS’s name was changed to M. J. Soffe Co.

The purchase price for the Acquisition consisted of aggregate cash payments of approximately $43.5 million and the issuance of a promissory note to the Individuals in the aggregate principal amount of $8.0 million (the “Shareholder Note”). Also, additional amounts are payable to the Individuals in cash during each of fiscal years 2005, 2006, and 2007 if specified financial performance targets are met by M. J. Soffe Co. during annual periods beginning on September 28, 2003 and ending on September 30, 2006 (the “Earnout Amounts”). The Earnout Amounts are capped at a maximum aggregate amount of $4 million per year. To the extent that the Earnout Amounts are paid, they are treated as additional costs of the Acquisition. In addition, pursuant to the Stock Purchase Agreement, MJS paid approximately $8.5 million to satisfy all outstanding bank debt of M. J. Soffe Co. The M. J. Soffe Co.’s results of operations from October 3, 2003 through July 3, 2004 are included in our consolidated statements of earnings in the Consolidated Financial Statements.

M. J. Soffe Co. manufactures, markets, and sells casual and athletic apparel. It has a textile and sewing facility in Fayetteville, North Carolina, as well as two additional sewing plants, one each in Bladenboro and Rowland, North Carolina. In addition, M. J. Soffe Co. contracts approximately 30% of its sewing requirements from two 50% owned facilities in Costa Rica. M. J. Soffe Co. leases its primary distribution center in Fayetteville, North Carolina (see Note 14) and also leases space for satellite distribution facilities in other parts of the United States.

In conjunction with the Acquisition, on October 3, 2003 we entered into an Amended and Restated Loan and Security Agreement with Congress Financial Corporation (Southern), as lender and as agent for the financial institutions named as lenders, pursuant to which our existing line of credit (the “Delta Facility”) was increased to $40 million, which represents a $5 million increase in our predecessor credit facility.

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

The purchase price was allocated to the net assets of M. J. Soffe Co. based on their estimated fair values. As the fair value of the identifiable assets acquired and liabilities assumed exceeded the purchase price, the excess amount over the purchase price is recognized as a liability until the Earnout amounts are determined.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of the Acquisition.

Cash consideration paid	$52,000
Promissory note issued	8,000
Direct merger costs	1,470

Total purchase price	$61,470

Cash	$1,630
Accounts receivable	13,052
Inventories	51,864
Other current assets	218
Other assets	4,088
Tax receivable and deferred taxes	9,386
Current liabilities	(8,212)
Noncurrent liabilities	(3,413)
Earnout liability	(7,143)

Fair value of net assets acquired	$61,470

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

	July 3,	June 28,
	2004	2003
Net sales	$233,442	$223,321
Net income	11,810	13,834
Net income, per share
Basic	$2.90	$3.42
Diluted	$2.82	$3.31

NOTE 4—INVENTORIES

Inventories consist of the following:

	July 3,	June 28,
	2004	2003
Raw materials	$5,406	$2,894
Work in process	26,540	16,580
Finished goods	73,942	27,699

	$105,888	$47,174

NOTE 5—PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	Estimated	July 3,	June 28,
	Useful Life	2004	2003
Land and land improvements	N/A	$1,356	$1,356
Buildings	10-20 years	9,560	9,377
Machinery and equipment	5-15 years	43,831	43,466
Computers and software	3 years	4,894	4,286
Furniture and fixtures	7 years	1,057	600
Leasehold improvements	3-10 years	862	857
Automobiles	5 years	234	185
Construction in progress	N/A	814	904

		62,608	61,031
Less accumulated depreciation and amortization		(43,079)	(38,954)

		$19,529	$22,077

NOTE 6—ACCRUED EXPENSES

Accrued expenses consist of the following:

	July 3,	June 28,
	2004	2003
Accrued employee compensation and benefits	$8,742	$4,860
Taxes accrued and withheld	263	333
Accrued insurance	1,442	527
Accrued advertising	527	34
Accrued contingent earnout payments	1,228	—
Other	2,273	1,350

	$14,475	$7,104

NOTE 7—LONG-TERM DEBT

Long-term debt consists of the following:

	July 3,	June 28,
	2004	2003
Revolving credit facilities secured by receivables, inventory and property and equipment, interest at prime rate or LIBOR rate plus an applicable margin (3.696% at July 3, 2004) due October 3, 2006	$43,256	$6,198
Term loan facility secured by property and equipment, interest at prime rate or 2% over LIBOR rate payable monthly. Debt was satisfied in conjunction with the Amended and Restated Loan and Security Agreement dated October 3, 2003.	—	3,667
Seller note, interest at 8% payable monthly, principal amounts due in quarterly installments of $400 with final payment due October 1, 2008	6,800	—

	50,056	9,865
Less current installments	20,810	2,000

Long-term debt, excluding current installments	$29,246	$7,865

On October 3, 2003, we entered into an Amended and Restated Loan and Security Agreement with Congress Financial Corporation (Southern), pursuant to which our existing line of credit (the “Delta Facility”) was increased to $40 million. Also on October 3, 2003, MJS Acquisition Company, which changed its name to M. J. Soffe Co., entered into a Loan and Security Agreement with Congress Financial Corporation (Southern) which provides M. J. Soffe Co. with a $38.5 million line of credit (the “Soffe Facility”). Together, the Delta Facility and the Soffe Facility provide for lines of credit in an aggregate amount of $78.5 million. All loans under the credit agreements bear interest at rates based on an adjusted LIBOR rate plus an applicable margin or a bank’s prime rate plus an applicable margin. The Delta Facility and the Soffe Facility are secured by a first priority lien on all of the assets of Delta Apparel and M. J. Soffe Co. Delta Apparel is a guarantor of the Soffe Facility, and M. J. Soffe Co. is a guarantor of the Delta Facility. M. J. Soffe Co. has the option to increase the Soffe Facility from $38.5 million to $41.0 million, provided that no event of default exists under the facility.

The Delta Facility contains limitations on, or prohibitions of, cash dividends, stock purchases, related party transactions, mergers, acquisitions, sales of assets, indebtedness and investments. We are allowed under the Delta Facility to make purchases of our own stock up to an aggregate of $23.0 million provided that no event of default exists or would result from that action and after the purchase at least $3.0 million remains available to borrow under the facility.

The Soffe Facility and the $8.0 million seller note described below contain limitations on, or prohibitions of, cash dividends, stock purchases, related party transactions, mergers, acquisitions, sales of assets, indebtedness and investments.

The terms of the Soffe Facility prohibit M. J. Soffe Co. from making any cash dividends or other distributions or similar payments to us, except for the following: payments for federal and state taxes that are attributable to its income or assets, provided that no event of default exists or would result from the payment; payments for reasonable, ordinary-course expenses relating to legal and accounting, insurance, marketing, payroll, information systems and similar types of services attributable to M. J. Soffe Co.; payments in connection with arm’s-length transactions made in the ordinary course of business; and an annual payment of management fees not to exceed $400,000, provided that no event of default exists or would result from the payment and further provided that, for a period of 90 days prior to the payment and immediately after the payment, at least $4.0 million remains available to borrow under the facility. The Soffe Facility also limits the ability of M.J. Soffe Co. to make loans to us.

Within each of the credit facilities, there is a Fixed Asset Loan Amortization Amount requiring monthly installment payments, which reduce the amount of availability under each credit facility. The Fixed Asset Loan Amortization Amount for the Delta Facility was $10.0 million initially and $8.5 million at July 3, 2004. The Fixed Asset Loan Amortization Amount for the Soffe Facility was $8.5 million initially and $7.4 million at July 3, 2004. During each of fiscal years 2005, 2006 and 2007, we will make payments related to the Fixed Asset Loan Amortizations totaling $3.4 million.

Under the combined credit facilities, after subtracting the Fixed Asset Loan Amortization Amounts, we are able to borrow up to $60.0 million subject to borrowing base limitations based on the accounts receivable and inventory levels. Annual facility fees are .25% of the amount by which $60.0 million exceeds the average daily principal balance of the outstanding loans and letter of credit accommodations during the immediately preceding month. At July 3, 2004 we had the ability to borrow an additional $31.7 million under the combined credit facilities.

The Soffe Facility contains both a subjective acceleration clause and a lockbox arrangement, whereby remittances from customers reduce the current outstanding borrowings. Pursuant to Emerging Issues Task Force (“EITF”) 95-22 we are classifying borrowings under the Soffe Facility as current debt. The Delta Facility contains a subjective acceleration clause and a “springing” lockbox arrangement (as defined in EITF 95-22), whereby remittances from customers are forwarded to the Company’s general bank account and do not reduce the outstanding debt until and unless a specified event or an event of default occurs. Pursuant to EITF 95-22, we are classifying borrowings under the Delta Facility as noncurrent debt.

In addition to the credit facilities with Congress Financial Corporation (Southern), the Company has a seller note payable to the former Soffe shareholders pursuant to the Stock Purchase Agreement dated as of October 3, 2003. The $8.0 million seller note is payable in equal quarterly payments through September 30, 2006. At July 3, 2004, we had $6.8 million outstanding under the note at an interest rate of 8.0%.

The terms of the Seller Note prohibit M. J. Soffe Co. from making any cash dividends or distributions, loans or extraordinary payments to us, except for the following: payments relating to taxes permitted under the Soffe Facility, payments for services permitted under the Soffe Facility, subject to the reasonable approval of certain of the sellers; an annual payment of management fees not to exceed $370,000; payments for goods in the ordinary course of business; and additional dividends or other distributions up to an aggregate of 10% of M. J. Soffe Co.’s cumulative net after-tax income, provided that no payment default on the Seller Note has occurred or would result from the dividend or distribution (however, those additional dividends or distributions are not currently permitted under the Soffe Facility).

NOTE 8—INCOME TAXES

The provision for income taxes consisted of:

	Year ended
	July 3,	June 28,	June 29,
	2004	2003	2002
Current:
Federal	$5,049	$2,405	$3,526
State	658	304	326
Foreign	191	90	69

Total current	5,898	2,799	3,921

Deferred:
Federal	(1,221)	811	(212)
State	(3)	150	(521)

Total deferred	(1,224)	961	(733)

Income tax expense	$4,674	$3,760	$3,188

A reconciliation between actual income tax expense and the income tax expense computed using the Federal statutory income tax rate of 35% is as follows:

	Year ended
	July 3,	June 28,	June 29,
	2004	2003	2002
Income tax expense at the statutory rate	$5,041	$3,340	$3,284
State income tax expense net of federal income tax effect	426	200	215
Nondeductible items in foreign jurisdictions	139	—	—
Reversal of liability associated with tax sharing agreement	(940)	—	—
Valuation allowance adjustments	—	—	(631)

Nondeductible amortization and other permanent differences	79	(71)	(71)
Other	(71)	291	391

Income tax expense	$4,674	$3,760	$3,188

Significant components of our deferred tax assets and liabilities are as follows:

	July 3,	June 28,
	2004	2003
Deferred tax assets:
State net operating loss carryforward	$487	$513
Deferred compensation	2,160	546
Currently nondeductible accruals	2,071	1,571

Gross deferred tax assets	4,718	2,630
Less valuation allowance	(58)	(58)

Net deferred tax assets	4,660	2,572

Deferred tax liabilities:
Depreciation	(1,510)	(1,232)
Undistributed earnings in foreign subsidiaries	(684)	(611)
Other	(1,213)	(1,271)

Gross deferred tax liabilities	(3,407)	(3,114)

Net deferred tax asset (liability)	$1,253	$(542)

Our deferred tax asset related to state net operating loss carryforwards is reduced by a valuation allowance to result in deferred tax assets we consider more likely than not to be realized. The net change in the total valuation allowance for the year ended June 29, 2002 was a decrease of $631. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

Undistributed earnings of our foreign subsidiaries amounted to approximately $2.4 million. A portion of those earnings is considered to be indefinitely reinvested and, accordingly, no provision for U. S. federal and state income taxes has been provided thereon. With respect to the portion of earnings that is not considered to be indefinitely reinvested, a deferred tax liability of approximately $0.7 million has been created with respect to the U. S. and state tax ramifications of repatriating these earnings.

As of July 3, 2004, we had operating loss carryforwards of approximately $8.2 million for state purposes. These carryforwards expire at various intervals through 2019.

During the fiscal year ending June 30, 2001, we recorded a tax liability in the amount of approximately $0.9 million with respect to our tax sharing agreement between Delta Woodside Industries, Inc. (our former parent company) and the Company. During the current fiscal year, we determined that it was no longer probable that a tax liability might occur as a result of this tax sharing agreement. Therefore, we reversed the $0.9 million tax liability that had been created at that time.

NOTE 9—LEASES

We have several non-cancelable operating leases primarily related to buildings, office equipment, machinery and equipment, and computer systems. Certain land and building leases have renewal options generally for periods ranging from 5 to 10 years.

Future minimum lease payments under non-cancelable operating leases as of July 3, 2004 were as follows:

Fiscal Year
2005	$3,547
2006	2,733
2007	1,907
2008	1,475
2009	1,053
Thereafter	3,030

$13,745

Rent expense for all operating leases was approximately $2,955, $1,727 and $1,548 for fiscal years 2004, 2003, and 2002, respectively.

NOTE 10—EMPLOYEE BENEFIT PLANS

We sponsor and maintain 401(k) retirement savings plans (the “401(k) Plans”) for our employees who meet certain service and age requirements. The 401(k) Plans permit participants to make pre-tax contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code. The 401(k) Plans provide for us to make a guaranteed match of the employee’s contributions. We contributed approximately $323, $257 and $217 to the 401(k) Plans during fiscal years 2004, 2003 and 2002, respectively.

Deferred compensation plans are maintained that permit certain management employees to defer a portion of their compensation. Benefits are paid upon separation, death or retirement of the participating employees. Under the deferred compensation plan available to the Delta employees, deferred compensation accounts are credited with interest at a fixed interest rate. Under the deferred compensation plan available for the Soffe employees, deemed investment earnings based upon the stock market are added to each participant’s account. Both plans are unfunded and benefits are paid from our general assets. We expensed approximately $383, $122 and $96 to the deferred compensation plans during fiscal years 2004, 2003 and 2002, respectively.

We provide postretirement life insurance benefits for certain retired employees. The plan is noncontributory and is unfunded. Benefits and expenses are paid from our general assets as they are incurred. All of the employees in the plan are fully vested and the plan was closed to new employees in 1990. The discount rate used in determining the liability was 7.25%. The following table presents the benefit obligation for these benefits, which is included in Accrued Expenses in the accompanying balance sheet.

	July 3,	June 28,	June 29,
	2004	2003	2002
Change in benefit obligations:
Balance at beginning of year	$956	$1,125	$1,167
Interest cost	74	74	74
Benefits paid	(97)	(118)	(100)
Actuarial adjustment	6	(125)	(16)

Balance at end of year	$939	$956	$1,125

NOTE 11—STOCK OPTIONS AND INCENTIVE STOCK AWARDS

Effective in June 2000, we established the Delta Apparel Stock Option Plan (the “Option Plan”) and the Delta Apparel Incentive Stock Award Plan (the “Award Plan”). Information included in this footnote has been adjusted to reflect the 2-for-1 stock split effective as of September 20, 2002.

We have elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related Interpretations in accounting for our employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), requires use of option valuation models that were not developed for use in valuing employee stock options.

Under the Option Plan, we authorized the grant of options of up to 1,000,000 shares of common stock. Options are granted by the compensation grants committee of our board of directors to key and middle level executives for the purchase of our stock at prices not less than the fair market value of the shares on the dates of grant. Under APB 25, we do not recognize compensation expense as the exercise price of our employee stock options equals the market price of the underlying stock on the date of grant.

Under the Award Plan, the compensation grants committee of our board of directors has the discretion to grant awards for up to an aggregate maximum of 400,000 common shares. The Award Plan authorizes the compensation grants committee to grant to our officers and key and middle level executives rights to acquire common shares at a cash purchase price of $0.01 per share. As of July 3, 2004, awards covering 218,001 shares have been granted and awards covering 166,760 shares have been exercised under the Award Plan. The Award Plan contains certain provisions that require it to be accounted for as a variable plan under APB 25. Accordingly, we recognize compensation expense as the market value of the stock increases and decreases from the grant date. Compensation expense recorded under the Award Plan was $1,835, $1,251 and $1,195 in fiscal years 2004, 2003 and 2002, respectively.

A summary of our stock option activity under the Option Plan and the Award Plan and related information is as follows:

	2004		2003		2002
		Weighted		Weighted		Weighted
		Average		Average		Average
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price
Outstanding at beginning of year	241,700	$3.78	307,870	$4.00	393,680	$3.88
Granted	25,801	$0.01	74,400	$0.01	—	—
Exercised	(104,610)	$3.57	(135,970)	$2.21	(85,810)	$3.45
Forfeited	(6,320)	$2.95	(4,600)	$4.05	—	—

Outstanding at end of year	156,571	$3.33	241,700	$3.78	307,870	$4.00
Exercisable at end of year	32,500		35,000		18,500

Weighted-average fair value of options granted during the year	$15.93		$12.77		—

Shares available for future grants	858,999		884,800		959,200

Exercise prices for options outstanding as of July 3, 2004 ranged from approximately $4.66 to $6.13, except for 48,321 shares covered by awards outstanding under the Award Plan for which the exercise price was $0.01. The weighted average remaining contractual life of those options is approximately 1 year.

The pro forma information regarding net income and earnings per share disclosed in Note 1 is required by SFAS 123 to be determined as if we had accounted for our employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rates of 1.3% and 5.5% in 2004 and 2003, respectively, dividend yield of 1.5% and 1.7% in 2004 and 2003, respectively, volatility factor of the expected market price of our common stock of .233 and .394 in 2004 and 2003, respectively, and expected lives of one to four years. No shares were granted in fiscal year 2002.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because our employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of our employee stock options.

NOTE 12—SEGMENT REPORTING

We operate our business in two distinct segments: Delta and Soffe. Although the two segments are similar in their production processes and regulatory environment, they are distinct in their economic characteristics, products and distribution methods.

The Delta segment manufactures, markets and distributes unembellished knit apparel under the brands of “Delta Pro Weight®”, “Delta Magnum Weight™” and “Quail Hollow™.” The products are primarily sold to screen printing companies and distributors. In addition, products are manufactured under private labels for retailers, corporate industry programs and sports licensed apparel marketers.

The Soffe segment manufactures, markets and distributes embellished and unembellished knit apparel under the “Soffe®” label. The products are sold through specialty sporting goods stores and department stores. In addition to these retail channels, Soffe also supplies college bookstores and produces activewear products for the U.S. Military.

Corporate and Unallocated is a reconciling category for reporting purposes and includes intercompany eliminations and other costs that are not allocated to the operating segments.

Our management evaluates performance and allocates resources based on profit or loss from operations before interest, income taxes and special charges (“Segment Operating Income”). Our Segment Operating Income may not be comparable to similarly titled measures used by other companies. The accounting policies of our reportable segments are the same as those described in Note 1. Intercompany transfers between operating segments are transacted at cost and eliminated in consolidation.

			Corporate
			and
	Delta	Soffe	Unallocated	Consolidated
Fiscal Year 2004:
Net sales	$137,965	$71,792	$(1,644)	$208,113
Segment operating income	7,638	9,631	(243)	17,026
Segment assets	95,691	73,688	—	169,379
Purchases of property, plant and equipment	1,968	241	—	2,209
Fiscal Year 2003:
Net sales	$129,521	—	—	$129,521
Segment operating income	10,555	—	—	10,555
Segment assets	94,447	—	—	94,447
Purchases of property, plant and equipment	4,704	—	—	4,704
Fiscal Year 2002:
Net sales	$131,601	—	—	$131,601
Segment operating income	10,337	—	—	10,337
Segment assets	88,346	—	—	88,346
Purchases of property, plant and equipment	5,254	—	—	5,254

The following reconciles the Segment Operating Income to the consolidated income before income taxes.

	Year Ended
	July 3,	June 28,	June 29,
	2004	2003	2002
Segment operating income	$17,026	$10,555	$10,337
Unallocated interest expense	2,622	732	677

Consolidated income before taxes	$14,404	$9,823	$9,660

NOTE 13—COMMITMENTS AND CONTINGENCIES

(a) Litigation

At times, we are a party to various legal claims, actions and complaints. We believe that, as a result of legal defenses, insurance arrangements, and indemnification provisions with parties believed to be financially capable, any such actions should not have a material effect on our operations, financial condition, or liquidity.

(b) Purchase Contracts

We have entered into agreements, and have fixed prices, to purchase natural gas, cotton, yarn, finished fabric and finished apparel products for use in our manufacturing operations. At July 3, 2004, minimum payments under these contracts were as follows:

Natural gas	$139
Cotton	15,699
Yarn	4,695
Finished fabric	203
Finished apparel products	409

$21,145

(c) Letters of Credit

As of July 3, 2004, we had outstanding letters of credit totaling $1,476.

NOTE 14—RELATED PARTY TRANSACTIONS

On October 3, 2004, we entered into a lease agreement by and between M. J. Soffe Co. and Middle Road Properties, LLC to lease the distribution center that was used by M. J. Soffe Co. prior to the Acquisition. The previous shareholders of M. J. Soffe Co. own Middle Road Properties, LLC. The lease commenced on October 3, 2003 and expires on October 2, 2008, with an option to extend the lease for an additional five years. The annual base rent on the building is $565 per year.

NOTE 15—QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Presented below is a summary of the unaudited consolidated quarterly financial information for the years ended July 3, 2004 and June 28, 2003.

	2004 Quarter Ended				2003 Quarter Ended
	September 27	December 27	March 27	July 3	September 28	December 28	March 29	June 28
Net sales	$30,802	$45,623	$58,805	$72,883	$28,883	$30,002	$33,870	$36,766
Gross profit	4,082	8,909	14,431	20,839	6,004	5,121	6,115	6,729
Operating income	1,104	730	5,532	9,659	3,061	2,055	2,617	2,822
Net income (loss)	589	(91)	3,813	5,419	1,791	1,155	1,485	1,632
Basic EPS *	$0.15	($0.02)	$0.93	$1.32	$0.44	$0.28	$0.37	$0.41
Diluted EPS *	$0.14	($0.02)	$0.91	$1.28	$0.43	$0.27	$0.35	$0.39

*Adjusted for 2-for-1 stock split effective as of September 20, 2002

NOTE 16—STOCK SPLIT

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

SCHEDULE II — CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

DELTA APPAREL, INC. AND SUBSIDIARIES
(In thousands)

ALLOWANCE FOR DOUBTFUL ACCOUNTS

	Beginning	Purchase			Ending
	Balance	Accounting *	Expense	Write-Offs	Balance
2004	$1,307	$378	$(153)	$(1003)	$529
2003	969	—	722	(384)	1,307
2002	1,344	—	339	(714)	969

RETURNS AND ALLOWANCES

	Beginning	Purchase			Ending
	Balance	Accounting *	Expense	Credits Issued	Balance
2004	$216	$369	$3,942	$(3,890)	$637
2003	543	—	3,195	(3,522)	216
2002	468	—	4,175	(4,100)	543

TOTAL

	Beginning	Purchase		Write-Offs/	Ending
	Balance	Accounting *	Expense	Credits Issued	Balance
2004	$1,523	$747	$3,789	$(4,893)	$1,166
2003	1,512	—	3,917	(3,906)	1,523
2002	1,812	—	4,514	(4,814)	1,512

MARKET AND OBSOLESCENCE RESERVE

	Beginning	Purchase			Ending
	Balance	Accounting *	Expense **	Deductions	Balance
2004	$648	$2,762	$(590)	$—	$2,820
2003	677	—	(29)	—	648
2002	1,171	—	(494)	—	677

*	Represents the allowance provided for as a result of the acquisition of M. J. Soffe Co. on October 3, 2003.

**	Net change