Form 10-Q
period 2004-10-02
DELTA APPAREL INC
filed 2004-11-10
CIK 1101396

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2004

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

Yes ☐     No ☒.

As of October 29, 2004, there were outstanding 4,146,181 shares of the registrant’s common stock, par value of $0.01, which is the only class of the outstanding common or voting stock of the registrant.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

DELTA APPAREL, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
(in thousands, except shares and per share amounts)
(Unaudited)

	(Unaudited)
	October 2,	July 3,
	2004	2004
Assets
Current assets:
Cash	$208	$333
Accounts receivable, net	29,397	38,610
Inventories	105,901	105,888
Prepaid expenses and other current assets	1,328	1,616
Deferred income taxes	1,269	1,075

Total current assets	138,103	147,522

Property, plant and equipment, net	20,626	19,529
Deferred income taxes	252	178
Other assets	2,225	2,150

Total assets	$161,206	$169,379

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$27,201	$30,511
Income taxes payable	584	1,793
Current portion of long-term debt	15,497	20,810

Total current liabilities	43,282	53,114

Long-term debt	29,627	29,246
Other liabilities	11,557	11,527

Total liabilities	84,466	93,887
Stockholders’ equity:
Preferred stock—2,000,000 shares authorized; none issued and outstanding.	—	—
Common stock—par value $.01 a share, 7,500,000 shares authorized, 4,823,486 shares issued, and 4,146,181 and 4,136,259 shares outstanding as of October 2, 2004 and July 3, 2004, respectively.	48	48
Additional paid-in capital	53,867	53,867
Retained earnings	30,607	29,473
Treasury stock—677,305 and 687,227 shares as of October 2, 2004 and July 3, 2004, respectively.	(7,782)	(7,896)

Total stockholders’ equity	76,740	75,492

Total liabilities and stockholders’ equity	$161,206	$169,379

See accompanying notes to condensed consolidated financial statements.

DELTA APPAREL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	October 2,	September 27,
	2004	2003
Net sales	$54,300	$30,802
Cost of goods sold	42,723	26,720

Gross profit	11,577	4,082

Selling, general and administrative expenses	8,446	3,059
Other income	10	81

Operating income	3,141	1,104

Interest expense, net	703	154

Income before income taxes	2,438	950

Income tax expense	994	361

Net income	$1,444	$589

Earnings per share
Basic	$0.35	$0.15
Diluted	$0.34	$0.14

Weighted average number of shares outstanding	4,141	4,044
Dilutive effect of stock options	133	124

Weighted average number of shares assuming dilution	4,274	4,168

See accompanying notes to condensed consolidated financial statements.

DELTA APPAREL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Three Months Ended
	October 2,	September 27,
	2004	2003
Operating activities:
Net income	$1,444	$589
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,170	1,110
Deferred income taxes	(268)	176
Loss on sale of property and equipment	2	—
Noncash compensation	400	240
Changes in operating assets and liabilities:
Accounts receivable	9,213	4,826
Inventories	(13)	(3,036)
Prepaid expenses and other current assets	288	205
Other noncurrent assets	(75)	15
Accounts payable and accrued expenses	(3,651)	878
Income taxes	(1,209)	18
Other liabilities	30	149

Net cash provided by operating activities	7,331	5,170

Investing activities:
Purchases of property, plant and equipment	(2,269)	(495)

Net cash used in investing activities	(2,269)	(495)

Financing activities:
Repayment of revolving credit facilities, net	(4,532)	(4,544)
Repayment of long-term debt	(400)	—
Proceeds from exercise of stock options	35	98
Dividends paid	(290)	(243)

Net cash used in financing activities	(5,187)	(4,689)

Decrease in cash	(125)	(14)
Cash at beginning of period	333	203

Cash at end of period	$208	$189

Supplemental cash flow information:
Cash paid during the period for interest	$583	$91

Cash paid during the period for income taxes	$2,840	$167

Noncash financing activity—issuance of common stock	$59	$38

See accompanying notes to condensed consolidated financial statements.

DELTA APPAREL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note A—Basis of Presentation

We prepared the accompanying interim condensed consolidated financial statements for the three months ended October 2, 2004 in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. We believe these condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation. Operating results for the three months ended October 2, 2004 are not necessarily indicative of the results that may be expected for the year ending July 2, 2005. For more information regarding our results of operations and financial position refer to the consolidated financial statements and footnotes included in our Form 10-K for the year ended July 3, 2004, filed with the Securities and Exchange Commission.

“Delta Apparel,” the “Company,” and “we,” “us” and “our” are used interchangeably to refer to Delta Apparel, Inc. together with our wholly-owned subsidiary, M. J. Soffe Co. (“M. J. Soffe”, or “Soffe”), and our other subsidiaries, as appropriate to the context.

Note B—Accounting Policies

Our accounting policies are consistent with those described in our Summary of Significant Accounting Policies in our Form 10-K filed for the year ended July 3, 2004 filed with the Securities and Exchange Commission.

Note C—Acquisition

On October 3, 2003, we acquired all of the outstanding capital stock of M. J. Soffe Co., a North Carolina corporation (the “Acquisition”). Prior to the Acquisition, we formed a wholly owned subsidiary, MJS Acquisition Company (“MJS”), a North Carolina corporation. MJS acquired all of the outstanding capital stock of M. J. Soffe Co. from the shareholders of M. J. Soffe Co. (the “Individuals”), pursuant to an Amended and Restated Stock Purchase Agreement dated as of October 3, 2003. Immediately following the Acquisition, M. J. Soffe Co. was merged with and into MJS, with MJS as the surviving corporation, and MJS’s name was changed to M. J. Soffe Co.

The purchase price for the Acquisition consisted of aggregate cash payments of approximately $43.5 million and the issuance of a promissory note to the Individuals in the aggregate principal amount of $8.0 million (the “Shareholder Note”). Also, additional amounts are payable to the Individuals in cash during each of fiscal years 2005, 2006, and 2007 if specified financial performance targets are met by M. J. Soffe Co. during annual periods beginning on September 28, 2003 and ending on September 30, 2006 (the “Earnout Amounts”). The Earnout Amounts are capped at a maximum aggregate amount of $4 million per year. To the extent that the Earnout Amounts are paid, they are treated as additional costs of the Acquisition. In addition, pursuant to the Stock Purchase Agreement, MJS paid approximately $8.5 million to satisfy all outstanding bank debt of M. J. Soffe Co. The M. J. Soffe Co.’s results of operations for the three months ended October 2, 2004 are included in our consolidated statements of earnings.

M. J. Soffe Co. manufactures, markets, and sells casual and athletic apparel. It has a textile and sewing facility in Fayetteville, North Carolina, as well as two additional sewing plants, one each in Bladenboro and Rowland, North Carolina. In addition, M. J. Soffe Co. contracts approximately 30% of its sewing requirements from a 50% owned facility in Costa Rica. M. J. Soffe Co. leases its primary distribution center in Fayetteville, North Carolina and also leases space for satellite distribution facilities in other parts of the United States.

In conjunction with the Acquisition, on October 3, 2003, we entered into an Amended and Restated Loan and Security Agreement with Congress Financial Corporation (Southern), as lender and as agent for the financial institutions named as lenders, pursuant to which our existing line of credit (the “Delta Facility”) was increased to $40 million, which represented a $5 million increase in our predecessor credit facility.

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

Note D—Pro Forma Financial Information

The pro forma financial information presented below gives effect to the M. J. Soffe Co. acquisition as if it had occurred as of the beginning of fiscal year 2004. Amounts are in thousands, except per share amounts. The information presented below is for illustrative purposes only and is not indicative of results that would have been achieved or results that may be achieved in the future.

	October 2,	September 27,
	2004	2003
Net sales	$54,300	$56,131
Net income	1,444	2,664
Net income, per share
Basic	$0.35	$0.66
Diluted	$0.34	$0.64

Note E—Inventories

Inventories consist of the following:

	October 2,	July 3,
	2004	2004
Raw materials	$6,504	$5,406
Work in process	23,759	26,540
Finished goods	75,638	73,942

	$105,901	$105,888

Note F—Debt

The Soffe Facility contains both a subjective acceleration clause and a lockbox arrangement, whereby remittances from the customers reduce the current outstanding borrowings. Pursuant to Emerging Issues Task Force (“EITF”) 95-22, we are classifying borrowings under the Soffe Facility as current debt.

The Delta Facility contains a subjective acceleration clause and a “springing” lockbox arrangement (as defined in EITF 95-22), whereby remittances from customers are forwarded to our general bank account and do not reduce the outstanding debt until and unless a specified event or an event of default occurs. Pursuant to EITF 95-22, we are classifying borrowings under the Delta Facility as noncurrent debt.

On November 8, 2004, we amended the Delta Facility to increase our line of credit by an additional $2.75 million to $42.75 million.

Note G—Income Taxes

Our effective income tax rate for the three months ended October 2, 2004 was 40.8%, compared to 32.4% for the fiscal year ended July 3, 2004. During the fiscal year ended June 30, 2001, we created a tax liability in the amount of approximately $0.9 million with respect to our tax sharing agreement between Delta Woodside Industries, Inc. (our former parent company) and the Company. During the fiscal year ended July 3, 2004, we determined that it was no longer probable that a tax liability might occur as a result of this tax sharing agreement. Therefore, we reversed the $0.9 million tax liability that had been created, resulting in the lower effective tax rate during fiscal year 2004.

Note H—Stock Options and Incentive Stock Awards

We have elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations in accounting for our employee stock options because the alternative fair value accounting provided for under Financial Accounting Standards Board Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), requires use of option valuation models that were not developed for use in valuing employee stock options.

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

	Three Months Ended
	October 2,	September 27,
	2004	2003
Net income, as reported	$1,444	$589
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	135	87
Deduct: Total stock-based employee compensation expense determined under fair value based method for all options and awards, net of related tax effects	(212)	(87)

Pro forma net income	$1,367	$589

(Loss) earnings per share:
Basic—as reported	$0.35	$0.15
Basic—pro forma	$0.33	$0.15

Diluted—as reported	$0.34	$0.14
Diluted—pro forma	$0.32	$0.14

Note I—Purchase Contracts

We have entered into agreements, and have fixed prices, to purchase cotton, yarn and finished apparel products for use in our manufacturing operations. At October 2, 2004, minimum payments under these contracts to purchase cotton, yarn and finished apparel products with non-cancelable contract terms were $6.4 million, $1.9 million and $1.4 million, respectively.

Note J—Computation of Basic and Diluted Net Earnings per Share (EPS)

We compute basic net earnings per share by dividing net income by the weighted average number of common shares outstanding during the period. The computation of diluted earnings per share includes the dilutive effect of stock options and non-vested stock awards granted under our Stock Option Plan and our Incentive Stock Award Plan.

The weighted average shares do not include securities that would be anti-dilutive for each of the periods presented.

Note K—Stockholders’ Equity

Stock Repurchase Program

We have authorization from our Board of Directors to spend up to an aggregate of $6.0 million for share repurchases under the Stock Repurchase Program. All purchases are made at the discretion of our management. We did not purchase shares of our common stock during the three months ended October 2, 2004. Since the inception of the Stock Repurchase Program, we’ve purchased 368,057 shares of our common stock pursuant to the program for an aggregate of $4.2 million.

Quarterly Dividend Program

On August 19, 2004, our Board of Directors declared a cash dividend of seven cents per share of common stock pursuant to our quarterly dividend program. We paid the dividend on September 13, 2004 to shareholders of record as of the close of business on September 1, 2004. On October 28, 2004, our Board declared a cash dividend of seven cents per share of common stock payable on November 29, 2004 to shareholders of record as of the close of business on November 17, 2004. Although the Board may terminate or amend the program at any time, we currently expect to continue the quarterly dividend program.

Note L—Segment Reporting

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

Our management evaluates performance and allocates resources based on profit or loss from operations before interest, income taxes and special charges (“Segment Operating Income”). Our Segment Operating Income may not be comparable to similarly titled measures used by other companies. The accounting policies of our reportable segments are the same as those described in Note A. Intercompany transfers between operating segments are transacted at cost and eliminated in consolidation.

Information about our operations as of and for the three months ended October 2, 2004 and September 27, 2003, by operating segment, is as follows (in thousands):

			Corporate
			and
	Delta	Soffe	Unallocated	Consolidated
Fiscal Year 2005:
Net sales	$33,417	$21,969	$(1,086)	$54,300
Segment operating income	9	3,133	(1)	3,141
Segment assets	93,769	67,437	—	161,206

Fiscal Year 2004:
Net sales	$30,802	—	—	$30,802
Segment operating income	1,104	—	—	1,104
Segment assets	91,674	—	—	91,674

The following reconciles the Segment Operating Income to the consolidated income before income taxes for the three months ended October 2, 2004 and September 27, 2003.

	Three Months Ended
	October 2,	September 27,
	2004	2003
Segment operating income	$3,141	$1,104
Unallocated interest expense	703	154

Consolidated income before taxes	$2,438	$950

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

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

The forward-looking statements in this Quarterly Report are based on our expectations and are necessarily dependent upon assumptions, estimates and data that we believe are reasonable and accurate but may be incorrect, incomplete or imprecise. Forward-looking statements are also subject to a number of business risks and uncertainties, any of which could cause actual results to differ materially from those set forth in or implied by the forward-looking statements. The risks and uncertainties include, among others, changes in the retail demand for apparel products, the cost of raw materials, competitive conditions in the apparel and textile industries, the relative strength of the United States dollar as against other currencies, changes in United States trade regulations and the discovery of unknown conditions (such as with respect to environmental matters and similar items) and other risks described from time to time in our reports filed with the Securities and Exchange Commission. Accordingly, any forward-looking statements do not purport to be predictions of future events or circumstances and may not be realized.

We do not undertake publicly to update or revise the forward-looking statements even if it becomes clear that any projected results will not be realized.

BUSINESS OUTLOOK

Our sales for the first quarter of fiscal year 2005 increased over the prior quarter by 76.3%, meeting our expectations. Pricing remains volatile in the tee shirt business, with the higher prices we saw in June 2004 continuing through August and then declining in September 2004 and partially rebounding in October. Pricing was higher than in the prior year quarter reflecting the increased cost of raw materials, helping to drive the average selling prices in the Delta business to $18.08 per dozen, the highest level achieved in two years. In addition, by reducing the sale of white product to approximately 30% of our catalog sales and increasing specialty products in our product mix, we achieved increased average selling prices. Sales in the Soffe business met our expectations, although we could have shipped additional product had we entered the quarter with higher inventory levels of fall merchandise. Sales in our military segment were strong and we now believe will exceed our original expectations for the year. We are concentrating on expanding our product offering of fall merchandise for next fiscal year.

Our manufacturing team in the Delta business continued to reduce cost during the quarter with further improvements in material utilization and reductions in off-quality cost. We are also making progress in our cost reduction efforts in the Soffe business. During the quarter, we installed new screen printing equipment and altered our shift arrangements in our decorating department, which reduced labor cost. We are in the process of eliminating a leased warehouse facility which we expect will result in an annual cost savings of approximately $0.4 million. We have begun cost reduction efforts in the textile and cutting operations and we expect to realize further product savings in the sourcing area. During the quarter, we continued to run our manufacturing facilities in both businesses at less than full capacity to manage our overall inventory levels.

We believe business conditions will remain positive for the remainder of our 2005 fiscal year. We anticipate increasing output in our manufacturing facilities later this year, which should improve our absorption of fixed cost. Lower raw material cost and cost reduction efforts should improve margins in the upcoming quarters if pricing on tee shirts remains consistent with current levels.

Our focus on product distribution should drive continued customer growth during the year. During the upcoming quarter, we will be moving our Knoxville distribution center to a more modern facility. In addition, we have finalized a lease on a new distribution center to service the Northeast market and expect to serve customers out of this center by spring. This new distribution center will help us continue to expand our customer base in that region, driving additional sales for our company. Other marketing strategies are currently in place to expand our customer base in other parts of the country. We are expanding our spring product offerings in both business segments, which should also result in additional sales.

In the Delta business, we manufacture approximately 80% of our yarn requirements and purchase the remaining yarn from third party sources. We are currently evaluating our long-term strategy to obtain low cost yarn and expect to finalize our strategy by the end of the calendar year.

During the quarter, we paid down our debt by approximately $5 million, bringing our total debt reduction to over $20 million since our acquisition of Soffe. We expect that our debt will be higher during our second fiscal quarter, as we purchase our new distribution center in Tennessee. Debt should also increase during the third fiscal quarter, as our working capital needs increase with our strong spring shipping season, and then should be reduced to current levels by our fiscal year-end.

RESULTS OF OPERATIONS

Net sales for the first quarter of fiscal year 2005 were $54.3 million, an increase of 76.3% from net sales of $30.8 million for the first quarter of the prior year. The sales increase of $23.5 million was primarily the result of the acquisition of M. J. Soffe Co., which accounted for $22.0 million in sales in the quarter. The 8.5% increase in net sales in the Delta business was primarily the result of increased average selling prices of tee shirts. Pricing pressure continued in the marketplace; however, pricing most styles was higher than in the prior year quarter reflecting increased raw material cost. In addition, increased sales of dyed and specialty products drove an improved product mix, which also contributed to higher average selling prices.

Gross profit as a percentage of net sales increased to 21.3% in the first quarter of fiscal year 2005 from 13.3% in the first quarter of the prior year. The improvement in gross margin was primarily the result of the higher gross profits associated with M. J. Soffe Co., offset partially by lower gross profits in the Delta basic tee shirt business. The gross margin on basic tee shirts declined in the first fiscal quarter compared to the prior year quarter primarily due to higher raw material costs and lower absorption of fixed cost, offset partially by higher average selling prices. Raw material costs negatively impacted gross margin by $4.1 million in the first quarter of fiscal year 2005.

Selling, general and administrative expenses, including the provision for bad debts, for the first quarter of fiscal year 2005 were $8.4 million, or 15.6% of sales, an increase of $5.4 million from $3.1 million, or 9.9% of sales, in the first quarter of the prior year primarily as the result of the addition of the M. J. Soffe Co. Selling costs increased as a percentage of sales primarily as a result of the higher selling costs associated with branded apparel products.

Other income for the first three months of fiscal year 2005 was $10 thousand, a decrease of $71 thousand compared with other income of $81 thousand for the first three months of the prior year. Other income in the three months ended September 27, 2003 was primarily the result of gains on cotton options that were marked to market.

Operating income for the first quarter of fiscal year 2005 was $3.1 million, an increase of $2.0 million, or 184.5%, from $1.1 million for the first quarter of the prior year. The increase in operating income was the result of higher gross profit, offset partially by increased selling, general and administrative expenses, both primarily the result of the higher gross profits and higher selling costs associated with Soffe’s branded apparel products.

Net interest expense for the first quarter of fiscal year 2005 was $0.7 million, an increase of $0.5 million from the first quarter of the prior year. The increase in interest expense resulted primarily from the increase in average debt outstanding, resulting from the M. J. Soffe acquisition.

Our effective income tax rate for the first quarter of fiscal year 2005 was 40.8% compared to 38.0% for the first quarter of the prior year and 32.4% for the fiscal year ended July 3, 2004. During the fiscal year ending June 30, 2001, we created a tax liability in the amount of approximately $0.9 million with respect to our tax sharing agreement between Delta Woodside Industries, Inc. (our former parent company) and the Company. During the fiscal year ended July 3, 2004, we determined that it was no longer probable that a tax liability might occur as a result of this tax sharing agreement. Therefore, we reversed the $0.9 million tax liability that had been created, resulting in the lower effective tax rate during fiscal year 2004. We expect our annual effective tax rate to be in the 38% to 39% range for fiscal year 2005.

Net income for the first quarter of fiscal year 2005 was $1.4 million, an increase of $0.9 million compared to net income of $0.6 million in the prior year first fiscal quarter.

Accounts receivable decreased $9.2 million from July 3, 2004 to $29.4 million on October 2, 2004. The decrease was a result of lower sales during the quarter ended October 2, 2004 compared to the quarter ended July 3, 2004.

Inventories at October 2, 2004 were $105.9 million, consistent with the inventory at July 3, 2004. During the first fiscal quarter, we adjusted production schedules to manage our overall inventory levels. We expect to maintain this level of inventory over the next several quarters.

Capital expenditures in the first quarter of fiscal year 2005 were $2.3 million compared to $0.5 million in the first quarter of the prior year. The expenditures during fiscal year 2005 primarily related to upgrading the air filtration system and adding an additional spinning frame at our Edgefield yarn plant. The expenditures during the first quarter of fiscal year 2004 primarily related to increasing capacity and lowering costs in the Company’s existing textile facilities. Capital expenditures for fiscal year 2005 are expected to total approximately $10 million, which includes the capital expenditure of approximately $4 million related to the acquisition of a more modern distribution center in Tennessee.

LIQUIDITY AND CAPITAL RESOURCES

Our primary cash needs are for working capital and capital expenditures. In addition, we use cash to fund our dividend payments and share repurchases under our Stock Repurchase Program.

In conjunction with the acquisition of M. J. Soffe Co., on October 3, 2003, we entered into an Amended and Restated Loan and Security Agreement with Congress Financial Corporation (Southern), as lender and as agent for the financial institutions named as lenders, pursuant to which our existing line of credit (the “Delta Facility”) was increased to $40 million, which represented a $5 million increase in our predecessor credit facility. On November 8, 2004, we amended the Delta Facility to increase our line of credit by an additional $2.75 million to $42.75 million. The purpose of the amendment was to provide funds for our acquisition of a more modern distribution center in Tennessee.

Also on October 3, 2003, MJS Acquisition Company, which changed its name to M. J. Soffe Co., entered into a Loan and Security Agreement with Congress Financial Corporation (Southern) which provides M. J. Soffe Co. with a $38.5 million line of credit (the “Soffe Facility”). Together, the Delta Facility and the Soffe Facility provide for lines of credit in an aggregate amount of $81.25 million. The Delta Facility and the Soffe Facility are secured by a first priority lien on all of the assets of Delta Apparel and M. J. Soffe Co. Delta Apparel is a guarantor of the Soffe Facility, and M. J. Soffe Co. is a guarantor of the Delta Facility. M. J. Soffe Co. has the option to increase the Soffe Facility from $38.5 million to $41.0 million, provided that no event of default exists under the facility.

The Soffe Facility contains both a subjective acceleration clause and a lockbox arrangement, whereby remittances from customers reduce the current outstanding borrowings. Pursuant to Emerging Issues Task Force (“EITF”) 95-22, we are classifying borrowings under the Soffe Facility as current debt. The Delta Facility contains a subjective acceleration clause and a “springing” lockbox arrangement (as defined in EITF 95-22), whereby remittances from customers are forwarded to our general bank account and do not reduce the outstanding debt until and unless a specified event or an event of default occurs. Pursuant to EITF 95-22, we are classifying borrowings under the Delta Facility as noncurrent debt.

All loans under the credit agreements bear interest at rates based on an adjusted LIBOR rate plus an applicable margin or a bank’s prime rate plus an applicable margin. At October 2, 2004, we had $38.7 million outstanding under our credit facilities at an average interest rate of 4.3%.

In addition to the credit facilities with Congress Financial Corporation (Southern), we have a seller note payable to the former Soffe shareholders pursuant to the Stock Purchase Agreement dated as of October 3, 2003. At October 2, 2004, we had $6.4 million outstanding under the note at an interest rate of 8.0%.

Operating Cash Flows

Net cash provided by operating activities was $7.3 million and $5.2 million for the first three months of fiscal year 2005 and 2004, respectively. Our cash flow from operating activities is primarily due to net income and changes in working capital. We monitor changes in working capital by analyzing our investment in accounts receivable and inventories and by the amount of accounts payable. During fiscal year 2005, our cash flow provided by operating activities was primarily from net income and a reduction in accounts receivable. The cash provided by operating activities in fiscal year 2004 was primarily due to net income plus depreciation and a reduction in accounts receivable partially offset by an increase in inventory.

Investing Cash Flows

During the three months ended October 2, 2004, investing activities used $2.3 million in cash for capital expenditures. The expenditures during fiscal year 2005 primarily related to upgrading the air filtration system and adding an additional spinning frame at our Edgefield yarn plant. Investing activities used $0.5 million in the first fiscal quarter of 2004 for capital expenditures primarily related to increasing capacity and lowering costs in our textile facilities. Capital expenditures for fiscal year 2005 are expected to total approximately $10 million, which includes the capital expenditure of approximately $4 million related to the acquisition of a more modern distribution center in Tennessee.

Financing Activities

Cash used in financing activities was $5.2 million and $4.7 million for the first three months of fiscal year 2005 and 2004, respectively. Repayment of debt was the primary use of cash in both fiscal years. We paid dividends to our shareholders totaling $0.3 million and $0.2 million in fiscal years 2005 and 2004, respectively.

Based on our expectations, we believe that our $81.25 million credit facilities should be sufficient to satisfy our foreseeable working capital needs, and that the cash flow generated by our operations and funds available under our credit facilities should be sufficient to service our debt payment requirements, to satisfy our day-to-day working capital needs, to fund our planned capital expenditures, to fund purchases of our stock as described below and to fund the payment of dividends as described below. Any material deterioration in our results of operations, however, may result in the Company losing its ability to borrow under its credit facilities and to issue letters of credit to suppliers or may cause the borrowing availability under the facilities to be insufficient for the our needs.

Purchases by Delta Apparel of its Own Shares

We have authorization from our Board of Directors to spend up to an aggregate of $6.0 million for share repurchases under the Stock Repurchase Program. All purchases are made at the discretion of our management. We did not purchase shares of our common stock during the three months ended October 2, 2004. Since the inception of the Stock Repurchase Program, we’ve purchased 368,057 shares of our common stock pursuant to the program for an aggregate of $4.2 million.

Dividend Program

On August 19, 2004, our Board of Directors declared a cash dividend of seven cents per share of common stock pursuant to our quarterly dividend program. We paid the dividend on September 13, 2004 to shareholders of record as of the close of business on September 1, 2004. On October 28, 2004, our Board declared a cash dividend of seven cents per share of common stock payable on November 29, 2004 to shareholders of record as of the close of business on November 17, 2004. Although the Board may terminate or amend the program at any time, we currently expect to continue the quarterly dividend program.

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We base our estimates and judgments on historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant estimates and assumptions relate to the adequacy of receivable and inventory reserves, self-insurance accruals and the accounting for income taxes.

The detailed Summary of Significant Accounting Policies is included in Note B to the Condensed Consolidated Financial Statements.

Revenue Recognition and Accounts Receivable

We consider revenue realized or realizable and earned when the following criteria are met: persuasive evidence of an agreement exists, delivery has occurred, the price is fixed and determinable and the collectibility is reasonably assured. Sales are recorded net of discounts and provisions for estimated returns and allowances. We estimate returns and allowances on an ongoing basis by considering historical and current trends. We record these costs as a reduction to net sales and cost of sales. We estimate the net collectibility of our accounts receivable and establish an allowance for doubtful accounts based upon this assessment. Specifically, we analyze the aging of accounts receivable balances, historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in customer payment terms. Significant changes in customer concentration or payment terms, deterioration of customer credit-worthiness or weakening in economic trends could have a significant impact on the collectibility of receivables and our operating results.

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

There have been no changes in our critical accounting policies since the filing of our Annual Report on Form 10-K for the year ended July 3, 2004.

NEW ACCOUNTING STANDARDS

In October 2004, the Financial Accounting Standards Board concluded that Statement 123R, Share-Based Payment, which would require all companies to measure compensation cost for all share-based payments (including employee stock options) at fair value, would be effective for public companies (except small business issuer as defined in SEC Regulation S-B) for interim or annual periods beginning after June 15, 2005. We are currently evaluating the effect that the adoption of Statement 123R will have on our financial position and results of operations.

ENVIRONMENTAL AND REGULATORY MATTERS

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

COMMODITY RISK SENSITIVITY

We purchase cotton from approximately eight established merchants with whom we have long-standing relationships. The majority of our purchases are executed using “on-call” contracts. These on-call arrangements are used to ensure that an adequate supply of cotton is available for our requirements. Under on-call contracts, we agree to purchase specific quantities for delivery on specific dates, with pricing to be determined at a later time. Prices are set according to prevailing prices, as reported by the New York Cotton Exchange, at the time we elect to fix specific contracts.

Cotton on-call with a fixed price at October 2, 2004 was valued at $6.4 million, and is scheduled for delivery between October 2004 and March 2005. At October 2, 2004, we had unpriced contracts for deliveries between October 2004 and June 2005. Based on the prevailing price at October 2, 2004, the value of these unpriced commitments is approximately $11.1 million. At October 2, 2004, a 10% decline in the market price of the cotton covered by our fixed price contracts would have had a negative impact of approximately $0.6 million on the value of the contracts. At July 3, 2004, cotton on-call with a fixed price was valued at $15.7 million. At July 3, 2004, a 10% decline in the market price of the cotton covered by our fixed price contracts would have had a negative impact of approximately $1.6 million. The effect of a 10% decline in the market price of cotton on our fixed price contracts would have been less at October 2, 2004 than at July 3, 2004 because the value of our fixed price cotton on-call contracts was less on October 2, 2004. Cotton price movements could result in unfavorable pricing of cotton for us. We also purchase yarn from third party vendors. The price of yarn is primarily impacted by the price of cotton, as discussed above.

We occasionally use derivatives, including cotton option contracts, to manage our exposure to movements in commodity prices. We do not designate our options as hedge instruments upon inception. Accordingly, we mark to market changes in the fair market value of the options as other expense (income) in the statements of income. We did not own any cotton options contracts on October 2, 2004.

INTEREST RATE SENSITIVITY

Our credit agreements provide that outstanding amounts bear interest at variable rates. If the amount of outstanding indebtedness at October 2, 2004 under the revolving credit facilities had been outstanding during the entire three months ended October 2, 2004 and the interest rate on this outstanding indebtedness were increased by 100 basis points, our interest expense would have increased by approximately $97,000, or 13.8%, during the quarter. This compares to an increase of $433,000, or 9.3%, for the 2004 fiscal year, or an average of $108,250 per quarter, based on the outstanding indebtedness at July 3, 2004. The decrease is due to the amount outstanding under our revolving credit facilities being lower at October 2, 2004 than at July 3, 2004. The actual increase in interest expense resulting from a change in interest rates would depend on the magnitude of the increase in rates and the average principal balance outstanding.

Item 4: Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of October 2, 2004, and, based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits.

10.2.1	Second Amendment to Amended and Restate Loan and Security Agreement dated as of November 8, 2004 among Delta Apparel, Inc., Congress Financial Corporation (Southern), as Agent, and certain financial institutions named therein, as Lenders.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DELTA APPAREL, INC. (Registrant)
November 8, 2004	By:	/s/ Herbert M. Mueller
Date		Herbert M. Mueller
Vice President, Chief Financial Officer and Treasurer