Form 10-Q
period 2005-01-01
DELTA APPAREL INC
filed 2005-02-09
CIK 1101396

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 1, 2005

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

Yes ☐      No ☒.

As of January 31, 2005, there were outstanding 4,150,181 shares of the registrant’s common stock, par value of $0.01, which is the only class of the outstanding common or voting stock of the registrant.

INDEX

		Page

PART I.	Financial Information

Item 1.	Financial Statements

	Interim Condensed Consolidated Financial Statements (Unaudited):

	Condensed Consolidated Balance Sheets — January 1, 2005 and July 3, 2004	3

	Condensed Consolidated Statements of Income — Three months and six months ended January 1, 2005 and
	December 27, 2003	4

	Condensed Consolidated Statements of Cash Flows — Six months ended January 1, 2005 and December 27, 2003	5

	Notes to Condensed Consolidated Financial Statements	6-10

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10-15

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	15

Item 4.	Controls and Procedures	16

PART II.	Other Information

Item 4.	Submission of Matters to a Vote of Security Holders	16

Item 5.	Other Information	16

Item 6.	Exhibits and Reports on Form 8-K	16-17

Signatures		18

Exhibits		19-86
EX-2.2.1 FIRST AMENDMENT TO AMENDED AND RESTATED STOCK PURCHASE AGREEMENT
EX-2.3 ASSET PURCHASE AGREEMENT
EX-2.3.1 FIRST AMENDMENT TO ASSET PURCHASE AGREEMENT
EX-10.2.2 THIRD AMENDMENT TO AMENDED AND RESTATED LOAN AND SECURITY AGREEMENT
EX-10.29 YARN SUPPPLY AGREEMENT
EX-10.30 2004 NON-EMPLOYEE DIRECTOR STOCK PLAN
EX-31.1 SECTION 302 CERTIFICATION OF THE CEO
EX-31.2 SECTION 302 CERTIFICATION OF THE CFO
EX-32.1 SECTION 906 CERTIFICATION OF THE CEO
EX-32.2 SECTION 906 CERTIFICATION OF THE CFO

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

DELTA APPAREL, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except shares and per share amounts)
(Unaudited)

	(Unaudited)
	January 1,	July 3,
	2005	2004
Assets
Current assets:
Cash	$53	$333
Accounts receivable, net	27,739	38,610
Income taxes receivable	830	—
Inventories	106,655	105,888
Assets held for sale	6,384	—
Prepaid expenses and other current assets	1,457	1,616
Deferred income taxes	1,071	1,075

Total current assets	144,189	147,522

Property, plant and equipment, net	16,326	19,529
Deferred income taxes	283	178
Other assets	2,403	2,150

Total assets	$163,201	$169,379

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$27,411	$30,511
Income taxes payable	—	1,793
Current portion of long-term debt	17,025	20,810

Total current liabilities	44,436	53,114

Long-term debt	32,628	29,246
Other liabilities	8,533	11,527

Total liabilities	85,597	93,887

Stockholders’ equity:
Preferred stock—2,000,000 shares authorized; none issued and outstanding.	—	—
Common stock—par value $.01 a share, 7,500,000 shares authorized, 4,823,486 shares issued, and 4,146,181 and 4,136,259 shares outstanding as of January 1, 2005 and July 3, 2004, respectively.	48	48
Additional paid-in capital	53,867	53,867
Retained earnings	31,471	29,473
Treasury stock—677,305 and 687,227 shares as of January 1, 2005 and July 3, 2004, respectively.	(7,782)	(7,896)

Total stockholders’ equity	77,604	75,492

Total liabilities and stockholders’ equity	$163,201	$169,379

See accompanying notes to condensed consolidated financial statements.

DELTA APPAREL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	January 1,	December 27,	January 1,	December 27,
	2005	2003	2005	2003
Net sales	$49,195	$45,623	$103,495	$76,425
Cost of goods sold	38,379	36,714	81,102	63,434

Gross profit	10,816	8,909	22,393	12,991

Selling, general and administrative expenses	8,094	8,148	16,540	11,207
Other expense (income)	15	31	5	(50)

Operating income	2,707	730	5,848	1,834

Interest expense, net	835	892	1,538	1,046

Income (loss) before income taxes	1,872	(162)	4,310	788

Income tax expense (benefit)	718	(71)	1,712	290

Net income (loss)	$1,154	$(91)	$2,598	$498

Earnings (loss) per share
Basic	$0.28	($0.02)	$0.63	$0.12
Diluted	$0.27	($0.02)	$0.61	$0.12

Weighted average number of shares outstanding	4,146	4,064	4,144	4,054
Dilutive effect of stock options	135	—	136	122

Weighted average number of shares assuming dilution	4,281	4,064	4,280	4,176

Cash dividends declared per common share	$0.07	$0.06	$0.14	$0.12

     See accompanying notes to condensed consolidated financial statements.

DELTA APPAREL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(in thousands)
(Unaudited)

	Six Months Ended
	January 1,	December 27,
	2005	2003
Operating activities:
Net income	$2,598	$498
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,383	2,263
Deferred income taxes	(101)	(318)
Loss on sale of property and equipment	30	4
Noncash compensation	828	670
Changes in operating assets and liabilities:
Accounts receivable	10,871	11,867
Inventories	(1,014)	(12,121)
Prepaid expenses and other current assets	159	882
Other noncurrent assets	(253)	1,990
Accounts payable and accrued expenses	(3,869)	(2,002)
Income taxes	(2,623)	(235)
Other liabilities	(2,994)	535

Net cash provided by operating activities	6,015	4,033

Investing activities:
Purchases of property, plant and equipment	(5,439)	(1,084)
Proceeds from sale of property, plant and equipment	92	4
Cash paid for business, net of cash received	—	(51,250)

Net cash used in investing activities	(5,347)	(52,330)

Financing activities:
(Repayment of) proceeds from Soffe revolving credit facility, net	(3,969)	19,755
Proceeds from long-term debt	24,476	34,419
Repayment of long-term debt	(20,910)	(5,224)
Repurchase of common stock	—	(148)
Proceeds from exercise of stock options	35	144
Dividends paid	(580)	(487)

Net cash (used in) provided by financing activities	(948)	48,459

(Decrease) increase in cash	(280)	162

Cash at beginning of period	333	203

Cash at end of period	$53	$365

Supplemental cash flow information:
Cash paid during the period for interest	$1,200	$621

Cash paid during the period for income taxes	$4,804	$843

Noncash financing activity—issuance of common stock	$59	$37

See accompanying notes to condensed consolidated financial statements.

DELTA APPAREL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note A—Basis of Presentation

We prepared the accompanying interim condensed consolidated financial statements in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. We believe these condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation. Operating results for the three and six months ended January 1, 2005 are not necessarily indicative of the results that may be expected for the year ending July 2, 2005. For more information regarding our results of operations and financial position refer to the consolidated financial statements and footnotes included in our Form 10-K for the year ended July 3, 2004, filed with the Securities and Exchange Commission.

“Delta Apparel,” the “Company,” and “we,” “us” and “our” are used interchangeably to refer to Delta Apparel, Inc. together with our wholly-owned subsidiary, M. J. Soffe Co. (“M. J. Soffe”, or “Soffe”), and our other subsidiaries, as appropriate to the context.

Note B—Accounting Policies

Our accounting policies are consistent with those described in our Summary of Significant Accounting Policies in our Form 10-K for the year ended July 3, 2004 filed with the Securities and Exchange Commission.

Note C—New Accounting Standards

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statements of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

Statement 123(R) must be adopted for annual periods beginning after June 15, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued. We expect to adopt Statement 123(R) on July 3, 2005. We are currently evaluating the effect that the adoption of Statement 123(R) will have on our financial position and results of operations.

Note D—Selling, General and Administrative Expense

We include in selling, general and administrative expenses, costs incurred subsequent to the receipt of finished goods at our distribution facilities, such as the cost of stocking, warehousing, picking and packing, and shipping goods for delivery to our customers. For the second quarter of fiscal years 2005 and 2004, distribution costs included in selling, general and administrative expenses totaled $1.9 million and $2.1 million, respectively. For the first six months of fiscal years 2005 and 2004, distribution costs included in selling, general and administrative expenses totaled $3.8 million and $3.2 million, respectively. The Soffe segment was included in our results beginning October 3, 2004. In addition, selling, general and administrative expenses include costs related to sales associates, administrative personnel cost, advertising and marketing expenses and general and administrative expenses.

Note E—Inventories

Inventories consist of the following:

	January 1,	July 3,
	2005	2004
Raw materials	$4,784	$5,406
Work in process	24,980	26,540
Finished goods	76,891	73,942

	$106,655	$105,888

Raw materials at July 3, 2004 included raw cotton for the Delta segment and finished yarn for the Soffe segment. In addition, it included direct materials for both segments. On December 27, 2004, we sold our entire inventory located at our yarn manufacturing facility in Edgefield, South Carolina to Parkdale (see Note M). Prior to the sale, raw cotton was the primary raw material in the Delta segment. Subsequent to the sale, finished yarn becomes our primary raw material in both the Delta and Soffe segments. Therefore, raw materials at January 1, 2005 included finished yarn and direct materials for both the Delta and Soffe segments.

Note F—Debt

The Soffe Facility contains both a subjective acceleration clause and a lockbox arrangement, whereby remittances from the customers reduce the current outstanding borrowings. Pursuant to Emerging Issues Task Force (“EITF”) 95-22, we are classifying borrowings under the Soffe Facility as current debt. Borrowings under the Soffe Facility classified as current debt at January 1, 2005 and July 3, 2004 were $13.2 million and $17.2 million, respectively.

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

In conjunction with the sale of the yarn manufacturing plant, on January 6, 2005, we amended our Delta Facility to lower the Fixed Asset Loan Limit Amount from $10.0 million to $5.0 million.

Note G—Income Taxes

Our effective income tax rate for the six months ended January 1, 2005 was 39.7%, compared to 32.4% for the fiscal year ended July 3, 2004. During the fiscal year ended June 30, 2001, we recorded a tax liability in the amount of approximately $0.9 million with respect to our tax sharing agreement between Delta Woodside Industries, Inc. (our former parent company) and the Company. During the fiscal year ended July 3, 2004, we determined that it was no longer probable that a tax liability might occur as a result of this tax sharing agreement. Therefore, we reversed the $0.9 million tax liability that had been created, resulting in the lower effective tax rate during fiscal year 2004.

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

	Three Months Ended		Six Months Ended
	January 1,	December 27,	January 1,	December 27,
	2005	2003	2005	2003
Net income (loss), as reported	$1,154	$(91)	$2,598	$498

Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	155	131	289	236

Deduct: Total stock-based employee compensation expense determined under fair value based method for all options and awards, net of related tax effects	(219)	(78)	(307)	(18)

Pro forma net income (loss)	$1,090	$(38)	$2,580	$554

Earnings (loss) per share:
Basic—as reported	$0.28	($0.02)	$0.63	$0.12
Basic—pro forma	$0.26	($0.01)	$0.62	$0.14

Diluted—as reported	$0.27	($0.02)	$0.61	$0.12
Diluted—pro forma	$0.25	($0.01)	$0.60	$0.13

Note I—Purchase Contracts

We have entered into agreements, and have fixed prices, to purchase yarn and finished apparel products for use in our manufacturing operations. At January 1, 2005, minimum payments under these contracts to purchase yarn and finished apparel products with non-cancelable contract terms were $16.3 million and $1.0 million, respectively.

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

Note K—Stockholders’ Equity

Stock Repurchase Program
We have authorization from our Board of Directors to spend up to an aggregate of $6.0 million for share repurchases under the Stock Repurchase Program. All purchases are made at the discretion of our management. We did not purchase shares of our common stock during the three months ended January 1, 2005. Since the inception of the Stock Repurchase Program, we’ve purchased 368,057 shares of our common stock pursuant to the program for an aggregate of $4.2 million.

Quarterly Dividend Program
On October 28, 2004, our Board of Directors declared a cash dividend of seven cents per share of common stock pursuant to our quarterly dividend program. We paid the dividend on November 29, 2004 to shareholders of record as of the close of business on November 17, 2004. On January 20, 2005, our Board declared a cash dividend of seven cents per share of common stock payable on February 28, 2005 to shareholders of record as of the close of business on February 16, 2005. Although the Board may terminate or amend the program at any time, we currently expect to continue the quarterly dividend program.

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

Information about our operations as of and for the three months ended January 1, 2005 and December 27, 2003, by operating segment, is as follows (in thousands):

			Corporate and
	Delta	Soffe	Unallocated	Consolidated
Fiscal Year 2005:
Net sales	$34,034	$15,706	$(545)	$49,195
Segment operating income	1,935	865	(93)	2,707
Segment assets	96,169	67,032	—	163,201

Fiscal Year 2004:
Net sales	$28,574	$17,065	$(16)	$45,623
Segment operating income	5	694	31	730
Segment assets	94,202	66,468	—	160,670

Information about our operations as of and for the six months ended January 1, 2005 and December 27, 2003, by operating segment, is as follows (in thousands):

			Corporate and
	Delta	Soffe	Unallocated	Consolidated
Fiscal Year 2005:
Net sales	$67,451	$37,675	$(1,631)	$103,495
Segment operating income	1,944	3,998	(94)	5,848

Fiscal Year 2004:
Net sales	$59,376	$17,065	$(16)	$76,425
Segment operating income	1,115	694	25	1,834

The following reconciles the Segment Operating Income to the consolidated income before income taxes for the three and six months ended January 1, 2005 and December 27, 2003.

	Three Months Ended		Six Months Ended
	January 1,	December 27,	January 1,	December 27,
	2005	2003	2005	2003
Segment operating income	$2,707	$730	$5,848	$1,834
Unallocated interest expense	835	892	1,538	1,046

Consolidated (loss) income before taxes	$1,872	$(162)	$4,310	$788

Note M—Assets Held for Sale

On November 18, 2004 we signed an agreement with Parkdale America, LLC (“Parkdale”) to sell our yarn manufacturing plant in Edgefield, South Carolina. The sale of all inventory was completed on December 27,2004. The sale of all real and personal property (excluding inventory), including supply parts, was completed on January 5, 2005. We reclassified the assets to be sold to assets held for sale, which includes $6.1 million of property, plant and equipment and $0.2 million of supply parts.

Note N—Subsequent Event

On January 5, 2005, we completed the sale of our yarn manufacturing plant in Edgefield, South Carolina to Parkdale America, LLC for $10 million in cash. In conjunction with the sale transaction, we entered into a five-year agreement with Parkdale to supply our yarn requirements. During this five-year period, we will purchase exclusively from Parkdale all yarn required by Delta Apparel and our wholly owned subsidiary, M. J. Soffe Co., for use in our manufacturing operations (excluding yarns that Parkdale does not manufacture as of the date of the agreement in the ordinary course of its business). The purchase price of yarn will be based upon the cost of cotton plus a fixed conversion cost.

The sale of the Edgefield Plant resulted in a pre-tax financial gain of $3.6 million, or estimated after-tax gain of $0.51 per diluted share. This gain will be recorded in the fiscal quarter ending April 2, 2005.

In conjunction with the sale of the yarn manufacturing plant, on January 6, 2005, we amended our Delta Facility to lower the Fixed Asset Loan Limit Amount from $10.0 million to $5.0 million.

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

BUSINESS OUTLOOK

Our sales for the second quarter of fiscal year 2005 increased over the prior quarter by 7.8% to record revenue of $49.2 million. The increase was primarily due to organic growth in the core Delta business. While the apparel business remains competitive, overall demand for our products appears strong. Revenue in the Delta business grew 19.1% compared to the prior year’s quarter, resulting from increased unit sales and higher average selling prices. We continued to grow the customer base in the Delta segment during the quarter, shipping to approximately 18% more accounts year to date than in the prior year, now servicing over 3,400 accounts. Our average selling price was $18.30 per dozen versus $18.08 per dozen in the first quarter and up $1.64, or 9.8% from the second quarter of the prior year. The percentage of basic white tee shirts decreased in the second quarter to 27% of total sales compared to 42% in the same quarter of the last year and our first quarter level of 31%. We have adjusted our manufacturing mix in an effort to maintain this lower percentage level of white shirts. We continue to have success selling higher-margin, higher quality goods in the Delta business. In the Soffe business, our revenue decreased 8% to $15.7 million for the second quarter of fiscal year 2005 compared to the prior year. Our sales were impacted by a conservative inventory position in fashion fleece. We recently introduced our expanded product offerings for spring and fall of 2005. Our core products and additional ladies styles in our Soffe business are booking well and we expect sales growth during the second half of fiscal year 2005.

In response to increased demand for our products, we are increasing the output of our manufacturing locations to support the demand. We are going into the spring selling season with lean tee shirt inventories and expect to run our Delta facilities at high levels of capacity utilization into next fall as we service our customer demand and rebuild inventories for next year. We have recently started producing tee shirt fabric in the Soffe textile facility to supplement our needs. We expect that this will allow us to continue to grow our business vertically without significant capital investment and will drive down costs at Soffe with improved fixed overhead absorption. In addition, we plan to reduce our domestic sewing operations in the Soffe segment and are currently evaluating the extent of these reductions. We believe we must stay focused on our low-cost global manufacturing and sourcing strategy in order to be competitive in the marketplace.

We continue our focus on our distribution capabilities in anticipation of our growth. During the second quarter, we closed on the purchase of our new distribution center in Clinton, Tennessee to replace the Knoxville, Tennessee distribution facility. This new facility will allow us to continue to expand our pick and pack operations, and lower our maintenance and labor cost. We are almost complete with our renovations and will be moving into this building in February. We expect to have our New Jersey distribution center ready to service the Northeast starting with our spring selling season. We believe this new distribution center will help us continue to expand our customer base in that region, driving additional sales for our Company. This will also allow us to consolidate distribution operations with Soffe, which will lead to efficiencies in the Northeast. We also added the Soffe product line in our Florida DC to allow for a higher service level in the Florida region.

During the first week in January, we completed the sale of our yarn manufacturing assets in Edgefield, South Carolina to Parkdale America, LLC. In connection with the sale, we entered into a yarn supply agreement with Parkdale. We are looking forward to our relationship with Parkdale as our supplier of yarn. As a result of these transactions, we will be assured of an adequate supply of high quality yarn at competitive cost while eliminating the prospect of a major capital investment in yarn manufacturing equipment. We will continue our strategy with our capital investments of equipment to ensure we have the flexibility to move production as necessary to lower cost manufacturing regions. In the near term we will continue to invest in marketing and distribution as a key strategy to grow our overall business.

We believe business conditions will remain positive for the remainder of our 2005 fiscal year. Increased output in our manufacturing facilities for the remainder of the year should improve our absorption of fixed cost. We also anticipate that lower raw material cost and cost reduction efforts will improve margins in the upcoming quarters if pricing on tee shirts remains consistent with current levels.

RESULTS OF OPERATIONS

Net sales for the second quarter of fiscal year 2005 increased 7.8% to $49.2 million compared to $45.6 million for the second quarter of the prior year. The sales increase primarily resulted from a 19.1% increase in the Delta business, resulting from increased unit sales and higher average selling prices. Although pricing is still competitive in the marketplace, pricing on most styles was higher than in the prior year quarter reflecting increased raw material cost. In addition, increased sales of dyed tee shirts and specialty products drove an improved product mix, which also contributed to higher average selling prices. The Soffe business contributed $15.7 million in sales, an 8.0% decrease from sales in the prior year’s quarter. Sales in the Soffe business were impacted by a conservative inventory position in fashion fleece. For the six months ended January 1, 2005, net sales increased 35.4% to $103.5 million compared to $76.4 million in the prior year. The increase in sales was primarily the result of the Soffe sales in the first quarter of fiscal 2005, which accounted for $22.0 million, as the acquisition of Soffe was completed on October 3, 2003.

Gross profit as a percentage of net sales increased to 22.0% in the second quarter of fiscal year 2005 from 19.5% in the second quarter of the prior year. Gross margins in both business segments improved as compared to the prior year. The 250 basis point improvement in gross margin was primarily driven by increased sales of higher margin products, including our Quail Hollow line and our magnum weight styles. Lower textile and sewing manufacturing costs also contributed to the improved gross margins in the second quarter of fiscal year 2005 compared to the prior year. These improvements were partially offset by unfavorable absorption of fixed costs from reduced production levels, and higher raw material costs. Gross profit as a percentage of net sales increased to 21.6% in the first six months of fiscal year 2005 from 17.0% in the same period of the prior year, resulting primarily from the higher gross profits associated with M. J. Soffe Co., which were included for three months in the first six months of fiscal year 2004. Gross margins as a percentage of sales are higher in the Soffe segment than the Delta segment due to the higher average selling prices achieved on the branded products, partially offset by higher manufacturing costs. Assuming no material decline in pricing, we expect margins in both the Delta and the Soffe segments to improve for fiscal year 2005 as compared to fiscal year 2004. Our gross margins may not be comparable to other companies, since some entities include costs related to their distribution network in cost of goods sold and we exclude a portion of them from gross margin, including them in selling, general and administrative expenses.

Selling, general and administrative expenses, including the provision for bad debts, for the second quarter of fiscal year 2005 were $8.1 million, or 16.5% of sales, compared to $8.2 million, or 17.9% of sales for the same period in the prior year. Selling costs decreased as a percentage of sales primarily as a result of the higher sales during the quarter in the Delta segment. Selling, general and administrative expenses, including the provision for bad debts, for the first six months of fiscal year 2005 were $16.5 million, or 16.0% of sales, compared to $11.2 million, or 14.7% of sales for the same period in the prior year. The increase as a percentage of sales primarily relates to the inclusion of the Soffe operations in our results for the full six month period during fiscal year 2005. Selling costs as a percentage of net sales are higher in the Soffe segment primarily due to the additional staffing, higher commissions and increased advertising expenses associated with selling branded apparel products. We expect selling, general and administrative expenses as a percentage of net sales for fiscal year 2005 to remain relatively consistent with fiscal year 2004 in both business segments.

Other expense for the first six months of fiscal year 2005 was $5 thousand, a decrease of $55 thousand compared with other income of $50 thousand for the first six months of the prior year. Other income in the six months ended December 27, 2003 primarily related to a net gain on the sale of cotton options.

Operating income for the second quarter of fiscal year 2005 increased to $2.7 million, an increase of $2.0 million, or 270.8%, from $0.7 million for the second quarter of the prior year. The increase in operating income was primarily the result of higher gross profit. Operating income for the first six months of fiscal year 2004 was $5.8 million, an increase of $4.0 million, or 218.9%, from $1.8 million for the first six months of the prior year. The increase in operating income for the six months ended January 1, 2005 was primarily the result having the operations of Soffe included in the operating results for the full six months.

Net interest expense for the second quarter of fiscal year 2005 was $0.8 million, consistent with the second quarter of the prior year. Higher interest rates in the quarter ended January 1, 2005 were offset by lower debt levels compared to the quarter ended December 27, 2003.

Our effective income tax rate for the six months ended January 1, 2005 was 39.7%, compared to 32.4% for the fiscal year ended July 3, 2004. During the fiscal year ended June 30, 2001, we recorded a tax liability in the amount of approximately $0.9 million with respect to our tax sharing agreement between Delta Woodside Industries, Inc. (our former parent company) and the Company. During the fiscal year ended July 3, 2004, we determined that it was no longer probable that a tax liability might occur as a result of this tax sharing agreement. Therefore, we reversed the $0.9 million tax liability that had been created, resulting in the lower effective tax rate during fiscal year 2004.

Net income for the second quarter of fiscal year 2005 was $1.2 million compared to a net loss of $0.1 million in the prior year second fiscal quarter. Net income for the first six months of fiscal year 2005 was $2.6 million, an increase of $2.1 million, or 421.7%, from net income of $0.5 million for the first six months of the prior year. The prior year results included the operations of Soffe for three months, as M. J. Soffe Co. was acquired on October 3, 2003.

Accounts receivable decreased $10.9 million from July 3, 2004 to $27.7 million on January 1, 2005. The decrease was primarily the result of lower sales during the quarter ended January 1, 2005 compared to the quarter ended July 3, 2004, partially offset by higher days sales outstanding. In addition, as of January 1, 2005 we had a $1.3 million receivable from the sale of inventory to Parkdale in December.

Inventories at January 1, 2005 were $106.7 million, consistent with the inventory at July 3, 2004. During the first six months of fiscal 2005, we adjusted production schedules to manage our overall inventory levels. Although we expect to increase production over the next several quarters, we expect to further reduce our inventory levels through sales in excess of our increased production.

Capital expenditures in the second quarter of fiscal year 2005 were $3.1 million compared to $0.6 million in the second quarter of the prior year. Capital expenditures in the first six months of fiscal year 2005 totaled $5.4 million compared to $1.1 million in the first six months of the prior year. The expenditures during fiscal year 2005 primarily related to the acquisition of the distribution center in Tennessee, and upgrading the air filtration system and adding an additional spinning frame at our Edgefield yarn plant. The expenditures during fiscal year 2004 primarily related to increasing capacity and lowering costs in our existing textile facilities. Capital expenditures for fiscal year 2005 are expected to total approximately $10 million, which includes the capital expenditure of approximately $4 million related to the acquisition of the distribution center in Tennessee and $1.8 million related to the Edgefield yarn spinning facility. In order to continue to increase capacity and lower costs in our existing facilities, we expect our future capital expenditure needs to be approximately $4 million per year.

LIQUIDITY AND CAPITAL RESOURCES

Our primary cash needs are for working capital and capital expenditures. In addition, we use cash to fund our dividend payments and share repurchases under our Stock Repurchase Program.

On October 3, 2003, we entered into an Amended and Restated Loan and Security Agreement with Wachovia Bank, N. A. (successor by merger to Congress Financial Corporation (Southern)), as lender and as agent for the financial institutions named as lenders, pursuant to which our existing line of credit (the “Delta Facility”) was increased to $40 million, which represented a $5 million increase in our predecessor credit facility. On November 8, 2004, we amended the Delta Facility to increase our line of credit by an additional $2.75 million to $42.75 million. The purpose of the amendment was to provide funds for our acquisition of a more modern distribution center in Tennessee.

In conjunction with the sale of the yarn manufacturing plant, on January 6, 2005, we amended our Delta Facility to lower the Fixed Asset Loan Limit Amount from $10.0 million to $5.0 million.

Also on October 3, 2003, M. J. Soffe Co. entered into a Loan and Security Agreement with Wachovia Bank, N. A. (successor by merger to Congress Financial Corporation (Southern)), which provides M. J. Soffe Co. with a $38.5 million line of credit (the “Soffe Facility”). Together, the Delta Facility and the Soffe Facility provide for lines of credit in an aggregate amount of $81.25 million. The Delta Facility and the Soffe Facility are secured by a first priority lien on all of the assets of Delta Apparel and M. J. Soffe Co. Delta Apparel is a guarantor of the Soffe Facility, and M. J. Soffe Co. is a guarantor of the Delta Facility. M. J. Soffe Co. has the option to increase the Soffe Facility from $38.5 million to $41.0 million, provided that no event of default exists under the facility. The restricted net assets of M. J. Soffe Co. do not exceed 25% of the consolidated net assets as of July 3, 2004.

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

All loans under the credit agreements bear interest at rates based on an adjusted LIBOR rate plus an applicable margin or a bank’s prime rate plus an applicable margin. At January 1, 2005, we had $43.7 million outstanding under our credit facilities at an average interest rate of 4.9%.

In addition to the credit facilities with Wachovia Bank, N. A., we have a seller note payable to the former Soffe shareholders pursuant to the Stock Purchase Agreement dated as of October 3, 2003. At January 1, 2005, we had $6.0 million outstanding under the note at an interest rate of 8.0%.

During the quarter ended January 1, 2005, we paid the former Soffe shareholders $1.0 million pursuant to the First Amendment to Amended and Restated Stock Purchase Agreement and Agreement regarding Earnout Amounts for Bonus Year 2004. Additional amounts are payable to the prior shareholders of M. J. Soffe if specified financial performance targets are met by M. J. Soffe Co. during annual periods beginning on September 28, 2004 and ending on September 30, 2006 (the “Earnout Amounts”.) The Earnout Amounts are capped at a maximum aggregate amount of $4.0 million per year and are payable five business days subsequent to the filing of the Form 10-Q for the first fiscal quarter of fiscal years 2006 and 2007. Based on current projections, we anticipate paying approximately $3.3 million in Earnout Amount in November 2005.

Operating Cash Flows

Net cash provided by operating activities was $6.0 million and $4.0 million for the first six months of fiscal year 2005 and 2004, respectively. Our cash flow from operating activities is primarily due to net income plus depreciation and changes in working capital. We monitor changes in working capital by analyzing our investment in accounts receivable and inventories and by the amount of accounts payable. During fiscal year 2005, our cash flow provided by operating activities was primarily from net income and a reduction in accounts receivable. The cash provided by operating activities in fiscal year 2004 was primarily the result of a reduction in accounts receivable and net income plus depreciation, offset partially by increases in inventory. In December 2003, we received a net $7.7 million cash refund of federal taxes, resulting from a tax loss generated as a result of no value being allocated in the purchase price allocation to the property, plant and equipment of M. J. Soffe Co.

Investing Cash Flows

During the six months ended January 1, 2005, investing activities used $5.4 million in cash for capital expenditures. The expenditures during fiscal year 2005 primarily related to the purchase of a distribution center in Tennessee, and upgrading the air filtration system and adding an additional spinning frame at our Edgefield yarn plant. During the six months ended December 27, 2003, investing activities used $52.3 million in cash and principally represented the acquisition of M. J. Soffe Co. We spent $1.1 million in capital expenditures during the first six months of fiscal 2004, primarily related to increasing capacity and lowering costs in our textile facilities. Capital expenditures for fiscal year 2005 are expected to total approximately $10 million, which includes the capital expenditure of approximately $4 million related to the acquisition of the distribution center in Tennessee and $1.8 million related to the Edgefield yarn spinning facility.

Financing Activities

For the first six months of fiscal 2005 we used $0.9 million in cash in financing activities, primarily related to the payment of dividends and repayment of long-term debt. For the first six months of fiscal 2004, financing activities provided $48.5 million principally from our credit facilities and primarily related to the acquisition of M. J. Soffe Co. We paid dividends to our shareholders totaling $0.6 million and $0.5 million in the first six months of fiscal years 2005 and 2004, respectively.

Based on our expectations, we believe that our $81.25 million credit facilities should be sufficient to satisfy our foreseeable working capital needs, and that the cash flow generated by our operations and funds available under our credit facilities should be sufficient to service our debt payment requirements, to satisfy our day-to-day working capital needs, to fund our planned capital expenditures, to fund purchases of our stock as described below and to fund the payment of dividends as described below. Any material deterioration in our results of operations, however, may result in the Company losing its ability to borrow under its credit facilities and to issue letters of credit to suppliers or may cause the borrowing availability under the facilities to be insufficient for our needs.

Purchases by Delta Apparel of its Own Shares

We have authorization from our Board of Directors to spend up to an aggregate of $6.0 million for share repurchases under the Stock Repurchase Program. All purchases are made at the discretion of our management. We did not purchase shares of our common stock during the three months ended January 1, 2005. Since the inception of the Stock Repurchase Program, we’ve purchased 368,057 shares of our common stock pursuant to the program for an aggregate of $4.2 million.

Dividend Program

On October 28, 2004, our Board of Directors declared a cash dividend of seven cents per share of common stock pursuant to our quarterly dividend program. We paid the dividend on November 29, 2004 to shareholders of record as of the close of business on November 17, 2004. On January 20, 2005, our Board declared a cash dividend of seven cents per share of common stock payable on February 28, 2005 to shareholders of record as of the close of business on February 16, 2005. Although the Board may terminate or amend the program at any time, we currently expect to continue the quarterly dividend program.

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

The detailed Summary of Significant Accounting Policies is included in Note B to the Condensed Consolidated Financial Statements.

Revenue Recognition and Accounts Receivable

We consider revenue realized or realizable and earned when the following criteria are met: persuasive evidence of an agreement exists, shipment has occurred, the price is fixed and determinable and the collectibility is reasonably assured. Sales are recorded net of discounts and provisions for estimated returns and allowances. We estimate returns and allowances on an ongoing basis by considering historical and current trends. We record these costs as a reduction to net sales and cost of sales. We estimate the net collectibility of our accounts receivable and establish an allowance for doubtful accounts based upon this assessment. Specifically, we analyze the aging of accounts receivable balances, historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in customer payment terms. Significant changes in customer concentration or payment terms, deterioration of customer credit-worthiness or weakening in economic trends could have a significant impact on the collectibility of receivables and our operating results.

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

NEW ACCOUNTING STANDARDS

On December 16, 2004, the FASB issued FASB Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statements of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

Statement 123(R) must be adopted for annual periods beginning after June 15, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued. We expect to adopt Statement 123(R) on July 3, 2005. We are currently evaluating the effect that the adoption of Statement 123(R) will have on our financial position and results of operations.

ENVIRONMENTAL AND REGULATORY MATTERS

On May 27, 2002, we received a renewal of our National Pollution Discharge Elimination System (“NPDES”) permit from the North Carolina Department of Environment and Natural Resources, Division of Water Quality (“DWQ”) for our Maiden, North Carolina textile plant. Among other things, the new permit required us to reduce our effluent (waste discharge) color to specified color concentration limits. We believed that the DWQ exceeded its authority and acted arbitrarily in imposing the specific color concentration limitations within the new permit and, on July 23, 2002 contested the permit by filing a petition with the North Carolina Office of Administrative Hearings. We have reached a settlement with the DWQ and have negotiated a permit modification. The permit modification became effective February 1, 2005.

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

We are currently evaluating the future cost to comply with the modified permit. Although we do not believe that the cost to comply with the modified permit will be material, there can be no assurance that the cost of compliance will not be material to the financial condition of the Company.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

COMMODITY RISK SENSITIVITY

On January 5, 2005, in conjunction with the sale of our yarn spinning facility in Edgefield, South Carolina, we entered into a five-year agreement with Parkdale to supply our yarn requirements. During this five-year period, we will purchase exclusively from Parkdale all yarn required by Delta Apparel and our wholly owned subsidiary, M. J. Soffe Co., for use in our manufacturing operations (excluding yarns that Parkdale does not manufacture as of the date of the agreement in the ordinary course of its business). The purchase price of yarn will be based upon the cost of cotton plus a fixed conversion cost. Thus, we are still subject to the commodity risk of cotton prices and cotton price movements which could result in unfavorable yarn pricing for us. We will fix our cotton prices in advance of the shipment of finished yarn from Parkdale, pursuant to our supply agreement. Prices are set according to prevailing prices, as reported by the New York Cotton Exchange, at the time we elect to fix specific cotton prices.

Yarn with respect to which we have fixed cotton prices at January 1, 2005 was valued at $16.3 million, and is scheduled for delivery between January 2005 and June 2005. At January 1, 2005, a 10% decline in the market price of the cotton covered by our fixed price yarn would have had a negative impact of approximately $1.1 million on the value of the yarn.

We may use derivatives, including cotton option contracts, to manage our exposure to movements in commodity prices. We do not designate our options as hedge instruments upon inception. Accordingly, we mark to market changes in the fair market value of the options as other expense (income) in the statements of income. We did not own any cotton options contracts on January 1, 2005.

INTEREST RATE SENSITIVITY

Our credit agreements provide that outstanding amounts bear interest at variable rates. If the amount of outstanding indebtedness at January 1, 2005 under the revolving credit facilities had been outstanding during the entire three months ended January 1, 2005 and the interest rate on this outstanding indebtedness were increased by 100 basis points, our interest expense would have increased by approximately $109,000, or 13.1%, during the quarter. This compares to an increase of $433,000, or 9.3%, for the 2004 fiscal year, or an average of $108,250 per quarter, based on the outstanding indebtedness at July 3, 2004. The actual increase in interest expense resulting from a change in interest rates would depend on the magnitude of the increase in rates and the average principal balance outstanding.

Item 4: Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of January 1, 2005, and, based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

The following summarizes the votes at the Annual Meeting of the Company’s shareholders held on November 11, 2004:

					Broker
Election of Directors	For	Against	Withheld	Abstentions	Non-votes

David S. Fraser	4,028,553	N/A	2,341	N/A	N/A
William F. Garrett	3,456,494	N/A	574,400	N/A	N/A
Robert W. Humphreys	4,028,243	N/A	2,651	N/A	N/A
Dr. Max Lennon	4,004,760	N/A	26,134	N/A	N/A
E. Erwin Maddrey, II	3,456,674	N/A	574,220	N/A	N/A
Philip J. Mazzilli	4,027,226	N/A	3,668	N/A	N/A
Buck A. Mickel	4,004,760	N/A	26,134	N/A	N/A
David Peterson	4,004,842	N/A	26,052	N/A	N/A

Approve the Delta Apparel, Inc. 2004 Non-employee Director Stock Plan	3,206,059	319,554	N/A	2,016	503,265

Ratification of the Appointment of Ernst & Young LLP as Independent Auditors for Fiscal Year 2005	4,028,006	2,390	N/A	498	0

Item 5. Other Information

On November 11, 2004, the Company’s shareholders approved the 2004 Non-Employee Director Stock Plan (the “Plan”). The Plan is described in Item 2 of the Company’s Proxy Statement, filed with the Securities and Exchange Commission on October 1, 2004, which description is hereby incorporated by reference herein.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits.

	2.2.1	First Amendment to Amended and Restated Stock Purchase Agreement and Agreement regarding Earnout Amounts for Bonus Year 2004 and Indemnification dated November 11, 2004 among Delta Apparel, Inc., M. J. Soffe Co., and James F. Soffe, John D. Soffe, and Anthony M. Cimaglia.

2.3	Asset Purchase Agreement dated as of November 18, 2004 between Delta Apparel, Inc. and Parkdale America, LLC. *

*Certain exhibits and schedules to Exhibit 2.3 have been omitted in accordance with Item 601(b)(2) of Regulation S-K. Delta Apparel, Inc. will furnish supplementally a copy of any omitted exhibit or schedule to the Commission upon request.

2.3.1	First Amendment to the Asset Purchase Agreement dated as of December 31, 2004 between Delta Apparel, Inc. and Parkdale America, LLC.

10.2.2	Third Amendment to Amended and Restated Loan and Security Agreement dated as of January 6, 2005 among Delta Apparel, Inc., Wachovia Bank, N. A., as Agent, and certain financial institutions named therein, as Lenders.

10.29	Yarn Supply Agreement dated as of January 5, 2005 between Delta Apparel, Inc. and Parkdale Mills, LLC and Parkdale America, LLC. **

**Portions of this exhibit have been omitted pursuant to a request for confidential treatment and have been filed separately with the Securities and Exchange Commission.

10.30	Delta Apparel, Inc. 2004 Non-Employee Director Stock Plan.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K.

On November 12, 2004, the Company filed and furnished a Current Report on Form 8-K dated November 11, 2004 reporting information under Item 1.01 (Entry into a Material Definitive Agreement) and Item 9.01 (Financial Statements and Exhibits).

On November 18, 2004, the Company filed and furnished a Current Report on Form 8-K reporting information under Item 1.01 (Entry into a Material Definitive Agreement), Item 7.01 (Regulation FD Disclosure) and Item 9.01 (Financial Statements and Exhibits).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DELTA APPAREL, INC.
(Registrant)

February 7, 2005	By:	/s/ Herbert M. Mueller

Date	Herbert M. Mueller
Vice President, Chief Financial Officer and Treasurer