Form 10-Q
period 2005-04-02
DELTA APPAREL INC
filed 2005-05-16
CIK 1101396

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes ☑ No ☐.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☑.

As of April 26, 2005, there were outstanding 4,230,931 shares of the registrant’s common stock (prior to adjustment to reflect the 2-for-1 stock split that will be effective as of May 31, 2005), par value of $0.01, which is the only class of the outstanding common or voting stock of the registrant.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

DELTA APPAREL, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except shares and per share amounts)
(Unaudited)

	(Unaudited)
	April 2,	July 3,
	2005	2004
Assets
Current assets:
Cash	$225	$333
Accounts receivable, net	35,386	38,610
Inventories	105,204	105,888
Prepaid expenses and other current assets	4,400	1,616
Deferred income taxes	2,208	1,075

Total current assets	147,423	147,522

Property, plant and equipment, net	18,965	19,529
Deferred income taxes	2,170	178
Other assets	418	2,150

Total assets	$168,976	$169,379

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$42,059	$30,511
Income taxes payable	4,729	1,793
Current portion of long-term debt	18,803	20,810

Total current liabilities	65,591	53,114

Long-term debt	17,288	29,246
Other liabilities	2,930	11,527

Total liabilities	85,809	93,887

Stockholders’ equity:
Preferred stock—2,000,000 shares authorized; none issued and outstanding.	—	—
Common stock *—par value $.01 a share, 15,000,000 shares authorized, 9,646,972 shares issued, and 8,461,862 and 8,272,518 shares outstanding as of April 2, 2005 and July 3, 2004, respectively.	96	96
Additional paid-in capital	53,867	53,867
Retained earnings	36,012	29,425
Treasury stock *—1,185,110 and 1,374,454 shares as of April 2, 2005 and July 3, 2004, respectively.	(6,808)	(7,896)

Total stockholders’ equity	83,167	75,492

Total liabilities and stockholders’ equity	$168,976	$169,379

*	Adjusted to reflect 2-for-1 stock split effective as of May 31, 2005

See accompanying notes to condensed consolidated financial statements.

DELTA APPAREL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	April 2,	March 27,	April 2,	March 27,
	2005	2004	2005	2004
Net sales	$58,272	$58,805	$161,767	$135,230
Cost of goods sold	43,528	44,374	124,631	107,807

Gross profit	14,744	14,431	37,136	27,423

Selling, general and administrative expenses	10,392	8,879	26,932	20,085
Other (income) expense	(3,616)	20	(3,612)	(29)

Operating income	7,968	5,532	13,816	7,367

Interest expense, net	679	799	2,217	1,846

Income before income taxes	7,289	4,733	11,599	5,521

Income tax expense	1,844	920	3,556	1,211

Net income	$5,445	$3,813	$8,043	$4,310

Earnings per share *
Basic	$0.65	$0.47	$0.97	$0.53
Diluted	$0.64	$0.46	$0.95	$0.52

Weighted average number of shares outstanding *	8,376	8,178	8,316	8,130
Dilutive effect of stock options *	182	198	164	194

Weighted average number of shares assuming dilution *	8,558	8,376	8,480	8,324

Cash dividends declared per common share *	$0.035	$0.030	$0.105	$0.090

*	Adjusted to reflect 2-for-1 stock split effective as of May 31, 2005

See accompanying notes to condensed consolidated financial statements.

DELTA APPAREL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(in thousands)
(Unaudited)

	Nine Months Ended
	April 2,	March 27,
	2005	2004
Operating activities:
Net income	$8,043	$4,310
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,285	3,367
Deferred income taxes	(3,125)	(1,443)
Gain (loss) on sale of property and equipment	(3,538)	10
Noncash compensation	1,742	1,144
Changes in operating assets and liabilities:
Accounts receivable	3,224	(1,008)
Inventories	684	(10,679)
Prepaid expenses and other current assets	(2,784)	815
Other noncurrent assets	1,732	1,923
Accounts payable and accrued expenses	9,865	24
Income taxes	2,936	1,779
Other liabilities	(8,597)	659

Net cash provided by operating activities	13,467	901

Investing activities:
Purchases of property, plant and equipment	(8,979)	(1,345)
Proceeds from sale of property, plant and equipment	9,796	4
Cash paid for business, net of cash received	—	(51,250)

Net cash provided by (used in) investing activities	817	(52,591)

Financing activities:
(Repayment of) proceeds from Soffe revolving credit facility, net	(2,190)	24,743
Proceeds from long-term debt	41,302	36,099
Repayment of long-term debt	(53,077)	(8,517)
Repurchase of common stock	—	(148)
Proceeds from exercise of stock options	447	371
Dividends paid	(874)	(733)

Net cash (used in) provided by financing activities	(14,392)	51,815

(Decrease) increase in cash	(108)	125

Cash at beginning of period	333	203

Cash at end of period	$225	$328

Supplemental cash flow information:
Cash paid during the period for interest	$1,829	$1,306

Cash paid during the period for income taxes	$4,917	$874

Noncash financing activity—issuance of common stock	$59	$37

See accompanying notes to condensed consolidated financial statements.

DELTA APPAREL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note A—Basis of Presentation

We prepared the accompanying interim condensed consolidated financial statements in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. We believe these condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation. Operating results for the three and nine months ended April 2, 2005 are not necessarily indicative of the results that may be expected for the year ending July 2, 2005. For more information regarding our results of operations and financial position refer to the consolidated financial statements and footnotes included in our Form 10-K for the year ended July 3, 2004, filed with the Securities and Exchange Commission.

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

Note C—New Accounting Standards

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123® supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statements of Cash Flows. Generally, the approach in Statement 123® is similar to the approach described in Statement 123. However, Statement 123® requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

Statement 123® must be adopted for annual periods beginning after June 15, 2005. Statement 123® applies to new awards and to awards modified, repurchased, or cancelled after the required effective date, as well as to the unvested portion of awards outstanding as of the required effective date (“modified prospective application”). We expect to adopt Statement 123® on July 3, 2005. We are currently evaluating the effect that the adoption of Statement 123® will have on our financial position and results of operations (see Note H).

In March 2005, the Securities and Exchange Commission released SEC Staff Accounting Bulletin (“SAB”) No. 107, Share-Based Payment. SAB No. 107 provides the SEC staff’s position regarding the implementation of Statement 123®. SAB No. 107 contains interpretive guidance related to the interaction between Statement 123® and certain SEC rules and regulations, as well as provides the staff’s views regarding the valuation of share-based payment transactions. We are currently evaluating the effects that the adoption of SAB No. 107 will have on our financial position and will be incorporating it as part of our adoption of Statement 123®.

Note D—Selling, General and Administrative Expense

We include in selling, general and administrative expenses, costs incurred subsequent to the receipt of finished goods at our distribution facilities, such as the cost of stocking, warehousing, picking and packing, and shipping goods for delivery to our customers. For the third quarter of fiscal years 2005 and 2004, distribution costs included in selling, general and administrative expenses totaled $2.3 million and $2.0 million, respectively. For the first nine months of fiscal years 2005 and 2004, distribution costs included in selling, general and administrative expenses totaled $6.2 million and $5.2 million, respectively. The Soffe segment was included in our results beginning on October 3, 2004. In addition, selling, general and administrative expenses include costs related to sales associates, administrative personnel cost, advertising and marketing expenses and general and administrative expenses.

Note E—Inventories

     Inventories consist of the following:

	April 2,	July 3,
	2005	2004
Raw materials	$4,578	$5,406
Work in process	23,485	26,540
Finished goods	77,141	73,942

	$105,204	$105,888

Raw materials at July 3, 2004 included raw cotton for the Delta segment and finished yarn for the Soffe segment. In addition, it included direct materials for both segments. On December 27, 2004, we sold our entire inventory located at our yarn manufacturing facility in Edgefield, South Carolina to Parkdale (see Note M). Prior to the sale, raw cotton was the primary raw material in the Delta segment. Subsequent to the sale, finished yarn became our primary raw material in both the Delta and Soffe segments. Therefore, raw materials at April 2, 2005 included finished yarn and direct materials for both the Delta and Soffe segments.

Note F—Debt

The Soffe Facility contains both a subjective acceleration clause and a lockbox arrangement, whereby remittances from the customers reduce the current outstanding borrowings. Pursuant to Emerging Issues Task Force (“EITF”) 95-22, we are classifying borrowings under the Soffe Facility as current debt. Borrowings under the Soffe Facility classified as current debt at April 2, 2005 and July 3, 2004 were $15.0 million and $17.2 million, respectively.

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

In conjunction with the sale of our Edgefield yarn manufacturing plant, on January 6, 2005, we amended our Delta Facility to lower the Fixed Asset Loan Limit Amount from $10.0 million to $5.0 million.

Note G—Income Taxes

Our effective income tax rate for the nine months ended April 2, 2005 was 30.7%, compared to 32.4% for the fiscal year ended July 3, 2004. During the quarter ended April 2, 2005, we decided to permanently reinvest our foreign earnings in Honduras. Therefore, we reversed a $0.7 million tax liability associated with the foreign earnings, resulting in the lower effective tax rate during the quarter ended April 2, 2005, which increased diluted earnings per share by approximately $0.08 (adjusted to reflect the 2-for-1 stock split effective as of May 31, 2005). During the fiscal year ended June 30, 2001, we recorded a tax liability in the amount of approximately $0.9 million with respect to our tax sharing agreement between Delta Woodside Industries, Inc. (our former parent company) and the Company. During the fiscal year ended July 3, 2004, we determined that it was no longer probable that a tax liability might occur as a result of this tax sharing agreement. Therefore, we reversed the $0.9 million tax liability that had been created, resulting in the 32.4% effective tax rate during fiscal year 2004, which increased diluted earnings per share by approximately $0.11 (adjusted to reflect the 2-for-1 stock split effective as of May 31, 2005).

We acquired the stock of M. J. Soffe Co. on October 3, 2003. Soffe made an election under Section 338(g) of the Internal Revenue Code with respect to the purchase to treat the stock purchase as an asset purchase for Federal income tax purposes. Following the filing of our consolidated income tax return for the fiscal year ended 2004, which includes the initial year of Soffe, we identified certain adjustments to the Soffe opening balance sheet tax basis of assets and liabilities and pursuant to Emerging Issues Task Force (“EITF”) 93-7, Uncertainties Related to Income Taxes in a Purchase Combination, upon resolution of the uncertainties related to income taxes in a business combination, we appropriately recorded the adjustments related to the tax assets and liabilities in the quarter ended April 2, 2005. These adjustments resulted in an increase in deferred tax assets of $1.9 million, an increase in taxes payable of $2.6 million and a reduction in other liabilities of $0.7 million.

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

	Three Months Ended		Nine Months Ended
	April 2,	March 27,	April 2,	March 27,
	2005	2004	2005	2004
Net income, as reported	$5,445	$3,813	$8,043	$4,310

Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	391	218	695	504

Deduct: Total stock-based employee compensation expense determined under fair value based method for all options and awards, net of related tax effects	(263)	(112)	(730)	(326)

Pro forma net income	$5,573	$3,919	$8,008	$4,488

Earnings per share *:
Basic—as reported	$0.65	$0.47	$0.97	$0.53
Basic—pro forma	$0.67	$0.48	$0.96	$0.55

Diluted—as reported	$0.64	$0.46	$0.95	$0.52
Diluted—pro forma	$0.65	$0.47	$0.94	$0.54

*	Adjusted to reflect 2-for-1 stock split effective as of May 31, 2005

Note I—Purchase Contracts

We have entered into agreements, and have fixed prices, to purchase yarn and finished apparel products for use in our manufacturing operations. At April 2, 2005, minimum payments under these contracts to purchase yarn and finished apparel products with non-cancelable contract terms were $28.2 million and $1.6 million, respectively.

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

Note K—Stockholders’ Equity

Stock Repurchase Program

We have authorization from our Board of Directors to spend up to an aggregate of $6.0 million for share repurchases under the Stock Repurchase Program. All purchases are made at the discretion of our management. We did not purchase shares of our common stock during the three months ended April 2, 2005. Since the inception of the Stock Repurchase Program, we have purchased 736,114 shares (adjusted to reflect the 2-for-1 stock split effective as of May 31, 2005) of our common stock pursuant to the program for an aggregate purchase price of $4.2 million.

Quarterly Dividend Program

On January 20, 2005, our Board of Directors declared a cash dividend of seven cents per share of common stock (prior to adjustment to reflect the 2-for-1 stock split effective as of May 31, 2005) pursuant to our quarterly dividend program. We paid the dividend on February 28, 2005 to shareholders of record as of the close of business on February 16, 2005. On April 21, 2005, our Board declared a cash dividend of four cents per share of common stock payable after the stock split (eight cents per share of common stock prior to the 2-for-1 stock split) on May 31, 2005 to shareholders of record as of the close of business on May 18, 2005. Although the Board may terminate or amend the program at any time, we currently expect to continue the quarterly dividend program.

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

Information about our operations as of and for the three months ended April 2, 2005 and March 27, 2004, by operating segment, is as follows (in thousands):

			Corporate and
	Delta	Soffe	Unallocated	Consolidated
Fiscal Year 2005:
Net sales	$36,037	$22,921	$(686)	$58,272
Segment operating income	6,051	2,057	(140)	7,968
Segment assets	96,645	70,508	(75)	167,078

Fiscal Year 2004:
Net sales	$36,325	$22,568	$(88)	$58,805
Segment operating income	2,629	2,845	58	5,532
Segment assets	96,769	74,523	—	171,292

Information about our operations as of and for the nine months ended April 2, 2005 and March 27, 2004, by operating segment, is as follows (in thousands). The results for the nine months ended March 27, 2004 include six months of operations from M. J. Soffe Co., which was acquired on October 3, 2003.

			Corporate and
	Delta	Soffe	Unallocated	Consolidated
Fiscal Year 2005:
Net sales	$103,488	$60,597	$(2,318)	$161,767
Segment operating income	7,997	6,055	(236)	13,816

Fiscal Year 2004:
Net sales	$95,701	$39,633	$(104)	$135,230
Segment operating income	3,743	3,539	85	7,367

The following reconciles the Segment Operating Income to the consolidated income before income taxes for the three and nine months ended April 2, 2005 and March 27, 2004.

	Three Months Ended		Nine Months Ended
	April 2,	March 27,	April 2,	March 27,
	2005	2004	2005	2004
Segment operating income	$7,968	$5,532	$13,816	$7,367
Unallocated interest expense	679	799	2,217	1,846

Consolidated income before taxes	$7,289	$4,733	$11,599	$5,521

Note M—Sale of Yarn Manufacturing Plant

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

The sale of the Edgefield Plant resulted in a pre-tax financial gain of $3.6 million, or estimated after-tax gain of $0.26 per diluted share (adjusted to reflect 2-for-1 stock split effective as of May 31, 2005). This gain was recorded in the fiscal quarter ended April 2, 2005.

In conjunction with the sale of the yarn manufacturing plant, on January 6, 2005, we amended our Delta Facility to lower the Fixed Asset Loan Limit Amount from $10.0 million to $5.0 million.

Note N—Termination of Non-Qualified Deferred Compensation Program

Our Board of Directors resolved to terminate our nonqualified deferred compensation plans pursuant to the exit strategy guidelines of the American Jobs Creation Act of 2004. We expect to terminate the plans by fiscal year-end. During the quarter ended April 2, 2005, we reclassified $2.0 million of cash surrender value of life insurance from Other Noncurrent Assets to Prepaid Expenses and Other Current Assets and $6.2 million of nonqualified deferred compensation liability from Other Noncurrent Liabilities to Accounts Payable and Accrued Expenses.

Note O—Subsequent Event

On April 21, 2005, the Board of Directors approved a 2-for-1 stock split of our common stock. On May 31, 2005, shareholders of record on May 18, 2005 will receive one additional share of common stock for each share held of record. All references in the financial statements with regard to the number of shares or average number of shares of common stock and related prices, dividends and per share amounts have been restated to reflect the 2-for-1 stock split.

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

BUSINESS OUTLOOK

Sales for our third quarter were $58.3 million compared to $58.8 million in the third quarter of last year. While net sales were down slightly compared to the prior year, we had a 330 basis point improvement in our gross margins from our second quarter of fiscal 2005. We achieved the gross margin improvement through price increases in our core fashion apparel styles, a more favorable sales mix of higher margin goods, and through several key improvements to our manufacturing process, including running our facilities at a higher capacity and decreasing our off-quality production.

Revenue in the Delta business was $36.0 million compared to $36.3 million in the third quarter of the prior year. This slight decrease was primarily the result of a temporary reduction in distribution capacity due to the transition of our primary distribution center in Knoxville, Tennessee to a new facility in Clinton, Tennessee. In response to the lower capacity during the quarter, we curtailed sales of basic commodity tees, while we continued to grow sales of higher margin products. In addition, we increased our private label sales to 25% of our sales, from 12% of our sales in the prior year quarter. Operating income in the Delta business increased to $6.1 million, or 16.8% of sales. Included in these results was the $3.6 million gain on the sale of our yarn manufacturing facility in Edgefield, South Carolina. We closed on the sale of the Edgefield plant in January of this year.

While the transition to our new distribution center limited our shipping capacity during the third quarter, we are now fully functional and are seeing improvements in our distribution process. Our new distribution center in Clinton, Tennessee is a modern facility that should enable us to improve customer service and lower our variable distribution cost. Additionally, we are now shipping from our newest distribution center located in Cranbury, N.J. This facility will be shipping both Delta and Soffe products. This joint Delta-Soffe facility is a key enhancement to our operations and will provide our customers with a higher level of service, which we expect to result in an expansion of our customer base in the northeast United States.

Revenues in the Soffe business for the third quarter increased approximately 2% to $22.9 million compared to the prior year quarter. In the quarter, we shipped approximately $1 million of close-out products. While this impacted our gross margins for the quarter, it should improve our inventory utilization. Demand appears good for our expanded and improved Spring and Fall product offerings, and we will continue to focus on the growth of our Soffe brand.

In February 2005 we announced the closing of our Soffe sewing facility in Bladenboro, North Carolina, which ceased sewing production in April 2005. In addition, we have recently announced reductions to our sewing production in our Fayetteville, North Carolina facility, as we continue to transition our domestic sewing production to offshore facilities. We will, however, maintain appropriate levels of sewing production in the United States to support our military programs, which require domestic manufacturing. We will continue to evaluate opportunities to lower our manufacturing costs to improve our gross margins. During the quarter, we increased our manufacturing production in both the Delta and Soffe businesses. We expect to continue to increase our production levels through fiscal year 2006.

We are encouraged by the growth opportunities in all key segments of our business. With our new distribution centers now fully operational, we are able to provide improved service to our customers and offer one day shipping to an expanded portion of the U.S. population base. We are concentrating on expanding our distribution at higher price points with new product. Our management team is focused on making Soffe a leaner, more profitable operation and we are encouraged by initial sales demands for our new Spring and Fall products. Our manufacturing and process improvement teams continue to make strides in improving our manufacturing efficiencies and in lowering our production of off-quality merchandise. We believe that these initiatives will continue to make Delta Apparel a more competitive player in the global marketplace for activewear apparel.

RESULTS OF OPERATIONS

Net sales for the third quarter of fiscal year 2005 decreased 0.9% to $58.3 million compared to $58.8 million for the third quarter of the prior year. The sales decrease primarily resulted from a decrease in the Delta business, resulting from a 7.5% decrease in unit sales, partially offset by higher average selling prices. During the quarter, we transitioned from our primary distribution center in Knoxville, Tennessee to a new facilty in Clinton, Tennessee. This transition temporarily reduced our distribution capacity during the quarter, resulting in our decreased unit sales. Although pricing is still competitive in the marketplace, pricing on most styles was higher than in the prior year quarter reflecting increased raw material cost. The Soffe business contributed $22.9 million in sales, a 1.6% increase from sales in the prior year’s quarter. For the nine months ended April 2, 2005, net sales increased 19.6% to $161.8 million compared to $135.2 million in the prior year. The increase in sales was primarily the result of the Soffe sales in the first quarter of fiscal 2005, which accounted for $22.0 million, as the acquisition of Soffe was completed on October 3, 2003.

Gross profit as a percentage of net sales increased to 25.3% in the third quarter of fiscal year 2005 from 24.5% in the third quarter of the prior year. The 80 basis point improvement in gross margins is primarily driven by higher prices in our core fashion apparel styles, increased volume of higher margin goods, and improvements to our manufacturing process. These improvements were partially offset by higher cost raw materials flowing through cost of sales, negatively impacting the quarter by approximately $1.5 million compared to the prior year quarter. Gross margins in the Delta business improved as a result of a focused shift from sales of basic commodity tees to sales of higher margin products, in a response to our lower distribution capacity during the quarter. Gross margins in the Soffe business declined during the quarter. We shipped approximately $1 million of close-out products from our Soffe business as a step to improve our inventory utilization, which impacted our gross margins during the quarter. Gross profit as a percentage of net sales increased to 23.0% in the first nine months of fiscal year 2005 from 20.3% in the same period of the prior year, resulting primarily from the higher gross profits associated with M. J. Soffe Co., which were included for six months in the first nine months of fiscal year 2004. Gross margins as a percentage of sales are higher in the Soffe segment than the Delta segment due to the higher average selling prices achieved on the branded products, partially offset by higher manufacturing costs. Our gross margins may not be comparable to other companies, since some entities include costs related to their distribution network in cost of goods sold and we exclude a portion of them from gross margin, including them in selling, general and administrative expenses.

Selling, general and administrative expenses, including the provision for bad debts, for the third quarter of fiscal year 2005 were $10.4 million, or 17.8% of sales, compared to $8.9 million, or 15.1% of sales for the same period in the prior year. The 270 basis point increase in selling, general and administrative expenses was primarily the result of increased general and administrative expenses. General and administrative expenses increased primarily as a result of costs associated with the sale of our Edgefield facility during the quarter and increased incentive compensation costs resulting from the increase in the price of our common stock. In addition, distribution expenses increased primarily as a result of the startup costs associated with the new Clinton, Tennessee and Cranbury, New Jersey distribution facilities. We expect distribution costs to increase approximately $1.5 million annually as a result of our New Jersey Distribution center. Selling, general and administrative expenses, including the provision for bad debts, for the first nine months of fiscal year 2005 were $26.9 million, or 16.6% of sales, compared to $20.1 million, or 14.9% of sales for the same period in the prior year. The increase as a percentage of sales primarily relates to the inclusion of the Soffe operations in our results for the full nine month period during fiscal year 2005. Selling costs as a percentage of net sales are higher in the Soffe segment primarily due to the additional staffing, higher commissions and increased advertising expenses associated with selling branded apparel products.

Other income for the first nine months of fiscal year 2005 was $3.6 million compared to $29 thousand for the first nine months of the prior year. On January 5, 2005, we completed the sale of our yarn manufacturing plant in Edgefield, South Carolina to Parkdale America, LLC for $10 million in cash. The sale of the Edgefield Plant resulted in a pre-tax financial gain of $3.6 million, or estimated after-tax gain of $0.26 per diluted share (adjusted to reflect 2-for-1 stock split effective as of May 31, 2005).

Operating income for the third quarter of fiscal year 2005 increased to $8.0 million, an increase of $2.4 million, or 44.0%, from $5.5 million for the third quarter of the prior year. This increase was the result of the $3.6 million gain on the sale of our yarn plant, partially offset by the higher selling, general and administrative expenses. Operating income for the first nine months of fiscal year 2005 was $13.8 million, an increase of $6.4 million, or 87.5%, from $7.4 million for the first nine months of the prior year. The increase in operating income for the nine months ended April 2, 2005 was primarily the result of the $3.6 million gain on the sale of our yarn plant in our third fiscal quarter. In addition, the Soffe business was included in our operating results for the full nine months of fiscal year 2005. The prior year results included the operations of Soffe for six months, as M. J. Soffe Co. was acquired on October 3, 2003.

Net interest expense for the third quarter of fiscal year 2005 was $0.7 million compared to $0.8 million in the third quarter of the prior year. The decrease in interest expense resulted from lower debt levels, partially offset by higher interest rates. Interest expense for the first nine months of fiscal year 2005 was $2.2 million, an increase of $0.4 million, or 20.1%, from $1.8 million for the first nine months of the prior year. The higher debt levels in the first quarter of fiscal year 2005, as compared to the first quarter of fiscal year 2004, resulting from the acquisition of M. J. Soffe Co. on October 3, 2003, drove the higher interest expense.

Our effective income tax rate for the nine months ended April 2, 2005 was 30.7%, compared to 32.4% for the fiscal year ended July 3, 2004. During the quarter ended April 2, 2005, we decided to permanently reinvest our foreign earnings in Honduras and therefore reversed a $0.7 million tax liability associated with the foreign earnings, resulting in the lower effective tax rate during fiscal year 2005. During the fiscal year ended June 30, 2001, we recorded a tax liability in the amount of approximately $0.9 million with respect to our tax sharing agreement between Delta Woodside Industries, Inc. (our former parent company) and the Company. During the fiscal year ended July 3, 2004, we determined that it was no longer probable that a tax liability might occur as a result of this tax sharing agreement. Therefore, we reversed the $0.9 million tax liability that had been created, resulting in the 32.4% effective tax rate during fiscal year 2004.

Net income for the third quarter of fiscal year 2005 was $5.4 million, an increase of $1.6 million, or 42.8%, compared to $3.8 million in the prior year third fiscal quarter. Net income for the first nine months of fiscal year 2005 was $8.0 million, an increase of $3.7 million, or 86.6%, from net income of $4.3 million for the first nine months of the prior year. The prior year results included the operations of Soffe for six months, as M. J. Soffe Co. was acquired on October 3, 2003.

Accounts receivable decreased $3.2 million from July 3, 2004 to $35.4 million on April 2, 2005. The decrease was primarily the result of lower sales during the quarter ended April 2, 2005 compared to the quarter ended July 3, 2004.

Inventories at April 2, 2005 were $105.2 million, consistent with the inventory at July 3, 2004. In the first six months of fiscal year 2005, we adjusted production schedules to manage our overall inventory levels. During the quarter ended April 2, 2005, we increased our manufacturing production in both the Delta and Soffe businesses. Although we are not yet at maximum capacity, we expect to continue to increase our production levels through fiscal year 2006. Although we expect to increase production over the next several quarters, we expect our inventory levels will trend downward as we improve our inventory utilization.

Capital expenditures in the third quarter of fiscal year 2005 were $3.5 million compared to $0.3 million in the third quarter of the prior year. Capital expenditures for the quarter ended April 2, 2005 primarily related to the opening of our two distribution facilities in Clinton, Tennessee and Cranbury, New Jersey. Capital expenditures in the first nine months of fiscal year 2005 totaled $9.0 million compared to $1.3 million in the first nine months of the prior year. The expenditures during fiscal year 2005 primarily related to the two new distribution centers, and $1.8 million related to the Edgefield yarn spinning facility, in addition to increasing capacity and lowering costs in our existing facilities. The expenditures during fiscal year 2004 primarily related to increasing capacity and lowering costs in our existing textile facilities. Capital expenditures for fiscal year 2005 are expected to total approximately $10 million, of which approximately $5 million will be related to the new distribution centers. We expect to spend approximately $4 million annually to continue increasing capacity and lowering costs in our existing facilities. In addition, we may spend additional capital in fiscal year 2006 expanding our distribution network and manufacturing operations.

LIQUIDITY AND CAPITAL RESOURCES

Our primary cash needs are for working capital and capital expenditures. In addition, we use cash to fund our dividend payments and share repurchases under our Stock Repurchase Program.

On October 3, 2003, we entered into an Amended and Restated Loan and Security Agreement with Wachovia Bank, N. A. (successor by merger to Congress Financial Corporation (Southern)), as lender and as agent for the financial institutions named as lenders, pursuant to which our existing line of credit (the “Delta Facility”) was increased to $40 million. On November 8, 2004, we amended the Delta Facility to increase our line of credit by an additional $2.75 million to $42.75 million. The purpose of the amendment was to provide funds for our acquisition of our Clinton, Tennessee distribution center. In conjunction with the sale of the yarn manufacturing plant, on January 6, 2005, we amended our Delta Facility to lower the Fixed Asset Loan Limit Amount from $10.0 million to $5.0 million.

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

All loans under the credit agreements bear interest at rates based on an adjusted LIBOR rate plus an applicable margin or a bank’s prime rate plus an applicable margin. At April 2, 2005, we had $30.5 million outstanding under our credit facilities at an average interest rate of 5.1%.

In addition to the credit facilities with Wachovia Bank, N. A., we have a seller note payable to the former Soffe shareholders pursuant to the Stock Purchase Agreement dated as of October 3, 2003. At April 2, 2005, we had $5.6 million outstanding under the note at an interest rate of 8.0%.

During the quarter ended January 1, 2005, we paid the former Soffe shareholders $1.0 million pursuant to the First Amendment to the Amended and Restated Stock Purchase Agreement and Agreement regarding Earnout Amounts for Bonus Year 2004. Additional amounts are payable to the former shareholders of M. J. Soffe if specified financial performance targets are met by M. J. Soffe Co. during annual periods beginning on September 28, 2004 and ending on September 30, 2006 (the “Earnout Amounts”.) The Earnout Amounts are capped at a maximum aggregate amount of $4.0 million per year and are payable five business days subsequent to the filing of the Form 10-Q for the first fiscal quarter of fiscal years 2006 and 2007. Based on current projections, we anticipate paying approximately $2.0 million in Earnout Amount in November 2005. The decrease in the estimated Earnout Amount is based upon our current outlook for the twelve months ending October 1, 2005.

Operating Cash Flows

Net cash provided by operating activities was $13.4 million and $0.9 million for the first nine months of fiscal years 2005 and 2004,

respectively. Our cash flow from operating activities is primarily due to net income plus depreciation and changes in working capital. We monitor changes in working capital by analyzing our accounts receivable and inventories and by the amount of accounts payable. During fiscal year 2005, our cash flow provided by operating activities was primarily from net income plus depreciation and an increase in accounts payable and accrued expenses, offset partially by a decrease in other liabilities. Accounts payable and accrued expenses increased $9.9 million during the nine months ended April 2, 2005, primarily as a result of the decision to terminate our non-qualified deferred compensation plans. This decision was made primarily as a result of the new restrictions put in place by the American Jobs Creation Act of 2004. As a result, we reclassified $6.2 million of long-term deferred compensation liability to current accrued liabilities from other noncurrent liabilities. In addition, accounts payable increased primarily as a result of having longer terms for our yarn purchases compared to buying cotton for the Edgefield plant, which we sold in January 2005. We are also being more aggressive on terms with our other vendors. The cash provided by operating activities in fiscal year 2004 was primarily the result of net income plus depreciation, a decrease in noncurrent assets and an increase in income taxes, offset partially by increases in inventory and accounts receivable. In December 2003, we received a net $7.7 million cash refund of federal taxes, resulting from a tax loss generated as a result of no value being allocated in the purchase price allocation to the property, plant and equipment of M. J. Soffe Co.

Investing Cash Flows

During the nine months ended April 2, 2005, we used $9.0 million in cash for capital expenditures and received $9.8 million in proceeds for the sales of property, plant and equipment. The expenditures during fiscal year 2005 primarily related to the two new distribution centers, and $1.8 million related to the Edgefield yarn spinning facility, in addition to increasing capacity and lowering costs in our existing facilities. The proceeds from the sale of property, plant and equipment primarily related to the sale of our Edgefield plant which we sold in January 2005. During the nine months ended March 27, 2004, investing activities used $52.6 million in cash and principally represented the acquisition of M. J. Soffe Co. We spent $1.3 million in capital expenditures during the first nine months of fiscal 2004, primarily related to increasing capacity and lowering costs in our textile facilities. Capital expenditures for fiscal year 2005 are expected to total approximately $10 million, of which approximately $5 million will be related to the new distribution centers. We expect to spend approximately $4 million annually to continue increasing capacity and lowering costs in our existing facilities. In addition, we may spend additional capital in fiscal year 2006 expanding our distribution network and manufacturing operations.

Financing Activities

For the first nine months of fiscal 2005 we used $14.4 million in cash in financing activities, primarily related to the repayment of long-term debt. For the first nine months of fiscal 2004, financing activities provided $51.8 million principally from our credit facilities and primarily related to the acquisition of M. J. Soffe Co. We paid dividends to our shareholders totaling $0.9 million and $0.7 million in the first nine months of fiscal years 2005 and 2004, respectively.

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

Purchases by Delta Apparel of its Own Shares

We have authorization from our Board of Directors to spend up to an aggregate of $6.0 million for share repurchases under the Stock Repurchase Program. All purchases are made at the discretion of our management. We did not purchase shares of our common stock during the three months ended April 2, 2005. Since the inception of the Stock Repurchase Program, we have purchased 736,114 shares (adjusted to reflect the 2-for-1 stock split effective as of May 31, 2005) of our common stock pursuant to the program for an aggregate of $4.2 million.

Dividend Program

On January 20, 2005, our Board of Directors declared a cash dividend of seven cents per share of common stock (prior to adjustment to reflect the 2-for-1 stock split effective as of May 31, 2005) pursuant to our quarterly dividend program. We paid the dividend on February 28, 2005 to shareholders of record as of the close of business on February 16, 2005. On April 21, 2005, our Board declared a cash dividend of four cents per share of common stock payable after the stock split (eight cents per share of common stock prior to the 2-for-1 stock split) on May 31, 2005 to shareholders of record as of the close of business on May 18, 2005. Although the Board may terminate or amend the program at any time, we currently expect to continue the quarterly dividend program.

Stock Split

On April 21, 2005, the Board of Directors approved a 2-for-1 stock split of our common stock. On May 31, 2005, shareholders of record on May 18, 2005 will receive one additional share of common stock for each share held of record. All references in the financial statements with regard to the number of shares or average number of shares of common stock and related prices, dividends and per share amounts have been restated to reflect the 2-for-1 stock split.

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

The detailed Summary of Significant Accounting Policies is included in our Annual Report on Form 10-K for our fiscal year ended July 3, 2004. There have been no changes in our critical accounting policies since the filing of that Annual Report.

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

NEW ACCOUNTING STANDARDS

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123® supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statements of Cash Flows. Generally, the approach in Statement 123® is similar to the approach described in Statement 123. However, Statement 123® requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

Statement 123® must be adopted for annual periods beginning after June 15, 2005. Statement 123® applies to new awards and to awards modified, repurchased, or cancelled after the required effective date, as well as to the unvested portion of awards outstanding as of the required effective date (“modified prospective application”). We expect to adopt Statement 123® on July 3, 2005. We are currently evaluating the effect that the adoption of Statement 123® will have on our financial position and results of operations (see Note H).

In March 2005, the Securities and Exchange Commission released SEC Staff Accounting Bulletin (“SAB”) No. 107, Share-Based Payment. SAB No. 107 provides the SEC staff’s position regarding the implementation of Statement 123®. SAB No. 107 contains interpretive guidance related to the interaction between Statement 123® and certain SEC rules and regulations, as well as provides the staff’s views regarding the valuation of share-based payment transactions. We are currently evaluating the effects that the adoption of SAB No. 107 will have on our financial position and will be incorporating it as part of our adoption of Statement 123®.

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

The modified permit, as agreed by DWQ and us, provides that we will have approximately one year to research and test alternative color removal technologies and thereafter must select and implement a technology by October 2005 if we continue to require our NPDES discharge permit. In addition, we must continue to monitor our color removal and will be subject to a gradual lowering of our effluent color standard. We are currently in compliance with the effluent color standard that the permit requires as of October 2005. Our NPDES permit will be subject to renewal in the spring of 2006.

We are currently evaluating the future cost to comply with the modified permit. Although we do not believe that the cost to comply with the modified permit will be material to the financial condition of the Company, there can be no assurance of this.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

COMMODITY RISK SENSITIVITY

On January 5, 2005, in conjunction with the sale of our yarn spinning facility in Edgefield, South Carolina, we entered into a five-year agreement with Parkdale to supply our yarn requirements. During this five-year period, we will purchase from Parkdale all yarn required by Delta Apparel and our wholly owned subsidiary, M. J. Soffe Co., for use in our manufacturing operations (excluding yarns that Parkdale does not manufacture as of the date of the agreement in the ordinary course of its business and temporary Parkdale capacity restraints). The purchase price of yarn will be based upon the cost of cotton plus a fixed conversion cost. Thus, we are subject to the commodity risk of cotton prices and cotton price movements which could result in unfavorable yarn pricing for us. We fix the cotton prices as a component of the purchase price of yarn with Parkdale, pursuant to the supply agreement, in advance of the shipment of finished yarn from Parkdale. Prices are set according to prevailing prices, as reported by the New York Cotton Exchange, at the time we elect to fix specific cotton prices.

Yarn with respect to which we have fixed cotton prices at April 2, 2005 was valued at $28.2 million, and is scheduled for delivery between April 2005 and December 2005. At April 2, 2005, a 10% decline in the market price of the cotton covered by our fixed price yarn would have had a negative impact of approximately $2.8 million on the value of the yarn.

We may use derivatives, including cotton option contracts, to manage our exposure to movements in commodity prices. We do not designate our options as hedge instruments upon inception. Accordingly, we mark to market changes in the fair market value of the options as other expense (income) in the statements of income. We did not own any cotton options contracts on April 2, 2005.

INTEREST RATE SENSITIVITY

Our credit agreements provide that outstanding amounts bear interest at variable rates. If the amount of outstanding indebtedness at April 2, 2005 under the revolving credit facilities had been outstanding during the entire three months ended April 2, 2005 and the interest rate on this outstanding indebtedness were increased by 100 basis points, our interest expense would have increased by approximately $76,000, or 11.2%, during the quarter. This compares to an increase of $433,000, or 9.3%, for the 2004 fiscal year, or an average of $108,250 per quarter, based on the outstanding indebtedness at July 3, 2004. The actual increase in interest expense resulting from a change in interest rates would depend on the magnitude of the increase in rates and the average principal balance outstanding.

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of April 2, 2005, and, based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures were effective at the evaluation date. During our third fiscal quarter, there were no changes to our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, that control.

Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

PART II. OTHER INFORMATION

Item 6. Exhibits

(a)	Exhibits.

10.30*	Delta Apparel, Inc. 2004 Non-Employee Director Stock Plan.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* We are filing Exhibit 10.30 to replace Exhibit 10.30 that we filed in our Quarterly Report on Form 10-Q for the period ended January 1, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DELTA APPAREL, INC.
(Registrant)

May 10, 2005	By: /s/ Herbert M. Mueller

Date	Herbert M. Mueller
Vice President, Chief Financial Officer and Treasurer