Form 10-K
period 2005-07-02
DELTA APPAREL INC
filed 2005-09-23
CIK 1101396

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                           For The Fiscal Year Ended July 2, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
None
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12-2). Yes ☐ No ☑.
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑.
The aggregate market value of the shares of common stock held by non-affiliates of the registrant, based on the closing price for the common stock on the American Stock Exchange on December 31, 2004, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $66.8 million. For the purpose of this response, the registrant has assumed that its directors, corporate officers and beneficial owners of 5% or more of its common stock are the affiliates of the registrant.
Number of shares of the registrant’s common stock, par value $0.01, outstanding as of August 5, 2005: 8,522,052
DOCUMENTS INCORPORATED BY REFERENCE
Certain information required in Part III of this Form 10-K shall be incorporated from the registrant’s definitive Proxy Statement to be filed pursuant to Regulation 14A for its 2005 Annual Meeting of Shareholders currently scheduled to be held on November 10, 2005.

FORWARD LOOKING STATEMENTS
The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by or on behalf of the Company. We may from time to time make written or oral statements that are “forward-looking,” including statements contained in this report and other filings with the Securities and Exchange Commission and in reports to our shareholders. All statements, other than statements of historical fact, that address activities, events or developments that we expect or anticipate will or may occur in the future are forward-looking statements. Examples are statements that concern future revenues, future costs, future earnings, future capital expenditures, business strategy, competitive strengths, competitive weaknesses, goals, plans, references to future success or difficulties and other similar information. The words “estimate”, “project”, “forecast”, “anticipate”, “expect”, “intend”, “believe” and similar expressions, and discussions of strategy or intentions, are intended to identify forward-looking statements.
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
PART I
ITEM 1. BUSINESS
“Delta Apparel” and the “Company,” and “we,” “us” and “our,” are used interchangeably to refer to Delta Apparel, Inc. together with our wholly-owned subsidiary, M. J. Soffe, Co., a North Carolina corporation (“M. J. Soffe”, or “Soffe”) and our other subsidiaries, as appropriate to the context, and, after July 13, 2005, our wholly-owned subsidiary, Junkfood Clothing Company.
OVERVIEW
We are a marketer, designer, manufacturer and distributor of high quality branded and private label apparel. We specialize in selling a variety of casual and athletic tops and bottoms, embellished and unembellished T-shirts, and fleece products for the ever-changing apparel market. We sell our products to specialty and boutique stores, high-end and mid-tier retail stores, sporting goods stores, screen printers and private label accounts. In addition, certain products are sold in college bookstores and to the U.S. Military. Our distribution facilities are located throughout the United States to serve our customers. We design and manufacture the majority of our products ourselves, allowing us to provide our customers consistent, high quality products.
We were incorporated in Georgia in 1999 and our principal executive offices are located at 2750 Premiere Parkway, Suite 100, Duluth, Georgia 30097 (telephone number: 678-775-6900). Our common stock trades on the American Stock Exchange under the symbol “DLA”.
We operate on a 52-53 week fiscal year ending on the Saturday closest to June 30. Our 2005 fiscal year was a 52-week year and ended on July 2, 2005. Our 2004 fiscal year was a 53-week year, ending on July 3, 2004 and our 2003 fiscal year was a 52-week year, ending on June 28, 2003.
STOCK SPLIT
On April 21, 2005, our Board of Directors approved a 2-for-1 stock split of our common stock. On May 31, 2005, shareholders received one additional share of common stock for each share held of record on May 18, 2005. All references in the financial statements with regard to the number of shares or average number of shares of common stock and related prices, dividends and per share amounts have been restated to reflect the 2-for-1 stock split.

BUSINESS DEVELOPMENTS
On July 13, 2005, we formed a new Georgia corporation, Junkfood Clothing Company (“Junkfood”), as a wholly-owned subsidiary of Delta Apparel, Inc. On August 22, 2005, Junkfood acquired substantially all of the assets and properties of Liquid Blaino Designs, Inc. d/b/a Junkfood Clothing (“Seller”), a California-based designer, distributor and marketer of licensed and branded apparel.
The acquisition was completed pursuant to an Asset Purchase Agreement (the “Asset Purchase Agreement”) among Delta Apparel, Junkfood, Seller, and the shareholders of Seller, Natalie Grof and Blaine Halvorson. At the closing of the acquisition, we paid $20 million to Seller in cash and issued to Seller a promissory note in the original principal amount of $2,500,000. The promissory note bears interest at 9% and has a three-year term. The purchase price is subject to a post-closing adjustment based on the actual working capital purchased. Also, additional amounts are payable to Seller in cash during each of fiscal years 2007, 2008, 2009, and 2010 if financial performance targets are met by Junkfood during the period beginning on August 22, 2005 and ending on July 2, 2006 and during each of the three fiscal years thereafter (ending on June 27, 2009).
Junkfood Clothing Company will remain headquartered in Los Angeles, California. We plan to operate Junkfood Clothing as a separate business within our retail-ready segment. Although there may be synergies created from the acquisition of Junkfood Clothing, we are not initially expecting to create costs savings through the integration of this acquisition.
Also on August 22, 2005, Delta Apparel, Junkfood, and M. J. Soffe Co. refinanced Delta Apparel’s $42.75 million credit facility and consolidated M. J. Soffe Co.’s $38.5 million credit facility with it pursuant to a Second Amended and Restated Loan and Security Agreement with Wachovia Bank National Association (the successor by merger to Congress Financial Corporation (Southern)), as Agent, and the financial institutions named in the Amended Loan Agreement as Lenders.
Pursuant to the Amended Loan Agreement, Delta Apparel, Junkfood, and M. J. Soffe Co. became co-borrowers under a single credit facility, the maturity of the loans under the credit facility was extended to August 2008, and the line of credit available to Delta Apparel, Junkfood, and M. J. Soffe Co. was increased to $85 million (subject to borrowing base limitations based on the value and type of collateral provided), which represents an increase of $3.75 million in the aggregate amount that was available under Delta Apparel’s credit facility and M. J. Soffe Co.’s credit facility.
In addition, on August 23, 2005, in connection with the Acquisition and entry into the Amended Loan Agreement, M. J. Soffe Co. paid approximately $5 million to satisfy in full the Promissory Note of M. J. Soffe Co. dated as of October 3, 2003, which was made in connection with Delta Apparel’s acquisition of M. J. Soffe Co. The Promissory Note was made in favor of the Soffe sellers, James F. Soffe, John D. Soffe, and Anthony M. Cimaglia.
On January 5, 2005, we completed the sale of our yarn manufacturing plant in Edgefield, South Carolina to Parkdale America, LLC for $10 million in cash. In conjunction with the sale transaction, we entered into a five-year agreement with Parkdale to supply our yarn requirements. During this five-year period, we will purchase exclusively from Parkdale all yarn required by Delta Apparel and our wholly owned subsidiary, M. J. Soffe Co., for use in our manufacturing operations (excluding yarns that Parkdale did not manufacture as of the date of the agreement in the ordinary course of its business). The purchase price of yarn is based upon the cost of cotton plus a fixed conversion cost. The sale of the Edgefield Plant resulted in a pre-tax financial gain of $3.6 million, or after-tax gain of $0.26 per diluted share (adjusted to reflect the 2-for-1 stock split effective as of May 31, 2005). This gain was recorded in the fiscal quarter ended April 2, 2005.
BUSINESS SEGMENTS
We operate our business in two distinct segments: activewear apparel and retail-ready apparel. Although the two segments are similar in their production processes and regulatory environment, they are distinct in their economic characteristics, products and distribution methods.
The activewear apparel segment (formerly the Delta segment) comprises our business units primarily focused on undecorated garment styles that are characterized by low fashion risk. We market, distribute and manufacture unembellished knit apparel under the brands of “Delta Pro Weight®”, “Delta Magnum Weight™” and “Quail Hollow™.” The products are primarily sold to screen printing companies. In addition, we manufacture products under private labels for retailers, corporate industry programs and sports licensed apparel marketers.
The retail-ready apparel segment (formerly the Soffe segment) comprises our business units primarily focused on more specialized apparel garments to meet consumer preferences and fashion trends. These embellished and unembellished products are sold through specialty and boutique stores, high-end and mid-tier retail stores and sporting goods stores. In addition to these retail channels, we also supply college bookstores and produce products for the U.S. Military. Our products in this segment are marketed under the “Soffe®” label. Junkfood Clothing Company will be included in the retail-ready apparel segment as of August 22, 2005. Junkfood Clothing designs and markets vintage apparel products under the “Junkfood®” and “Sweet and Sour®” labels.
See Note 12 of the Notes to Financial Statements for financial information regarding segment reporting, which information is incorporated herein by reference.
PRODUCTS
We specialize in selling a variety of casual and athletic tops and bottoms, embellished and unembellished T-shirts, and fleece products for the ever-changing apparel market.
Our activewear apparel segment markets high quality knit apparel garments for the entire family. These garments are marketed under the Delta Pro Weight®, Delta Magnum Weight™, and Quail Hollow™ Sportswear brand names. The Pro-Weight line represents a diverse selection of 5.5 oz 100% cotton silhouettes. Short sleeve, long sleeve and Baseball Practice tees are available in both youth and adult sizes in a variety of colors. Specialty items that are also available for adults include pocket tees, tank tops, sleeveless tees, Pigment-Dyed tees, and a wide variation of colors in Ringer tees. The Magnum Weight line is designed to give our customer a variety of silhouettes in a heavier 6.1 oz, 100% cotton fabric. Programs in this category provide a consistent quality of short sleeve and long sleeve products in a wide range of colors, available from a 2-Toddler to adult sizes, up to 5X. The Quail Hollow™ line includes adult golf shirts, ladies and junior tees, Cheer shorts, and adult and youth fleece styles. The ladies and juniors programs feature an assortment of styles developed specifically for misses, plus sizes and young juniors. Adult golf shirts are offered in heavy weight 100% cotton jersey styles with fashion trims, or in solid color 7oz. Ringspun pique. In addition, our Quail Hollow™ line offers ladies and youth 7oz. Ringspun pique placket shirts.
Our retail-ready apparel segment designs and produces shorts, T-shirts, jersey and fleece apparel that are available in a wide variety of colors and sizes, including toddlers, boy’s, girl’s, men’s, women’s and big & tall. The shorts that are branded with the Soffe® label enjoy a very loyal following among teenage and adolescent girls, many of whom are involved in cheerleading and dance teams. With the addition of Junkfood Clothing Company on August 22, 2005, our retail-ready apparel segment includes vintage licensed apparel. The Junkfood® product line, including Sweet and Sour®, has experienced significant growth over the last several years, through its innovative designs and style. We believe our retail-ready apparel segment is also a leader in product innovation as demonstrated by our Dri-release™ offerings. Dri-release™ is a microblend performance fiber that is engineered to offer cotton-like comfort with quick dry properties to wick perspiration away from the skin.
MARKETING
Our marketing is performed by both employed sales personnel and independent sales representatives located throughout the country. Our sales force services the retail direct, sporting goods, military, private label, department stores and college bookstore customer bases. During fiscal year 2005, we served over 13,000 customers. No single customer accounted for more than 10% of our sales in fiscal year 2005, 2004 or 2003. Part of our strategy is not to become dependent on any single customer. Substantially all of our revenues for the past three fiscal years have been generated from domestic sales. With the acquisition of Junkfood Clothing, we expect our international sales opportunities will expand and could become a larger portion of our revenue in the future.
The majority of our knit apparel products are produced based on forecasts to permit quick shipment and to level production schedules. Special knit apparel products and private label knit apparel styles are generally made only to order. Some customers place multi-month orders and request shipment at their discretion. We offer same-day shipping in our activewear apparel segment and both segments use third party carriers to ship products to our customers. In order to better serve our customers, we allow our customers to order products by the piece, by the dozen, or in full case quantities. As a significant portion of our business consists of at-once EDI orders and direct catalog orders, we believe that backlog order levels do not give a general indication of future sales.
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

MANUFACTURING
We knit, dye, finish and cut our fabric in company-owned plants located in Fayette, Alabama, Maiden, North Carolina, and Fayetteville, North Carolina. Our garments are primarily sewn in our company-owned plants in Fayetteville, North Carolina, and Rowland, North Carolina, in a leased facility in Campeche, Mexico and in two leased facilities in San Pedro Sula, Honduras. At the 2005, 2004 and 2003 fiscal year ends, our long-lived assets in Honduras and Mexico collectively comprised 6.2%, 7.9% and 8.5%, respectively, of our total net property, plant and equipment. In addition, beginning in fiscal year 2004, garments were sewn through our joint venture in Costa Rica. Our joint venture in Costa Rica is comprised of a 50% equity ownership interest in SOHA, S.A. held by Soffe’s subsidiary SAIM, LLC that is carried on our balance sheet under the equity method of accounting. SOHA’s management is independent from us, and the other 50% of SOHA S.A. is owned by a group of individual Costa Rican shareholders. SOHA’s assets do not constitute a material portion of our long-lived assets. In fiscal year 2005, approximately 73% of our manufactured products were sewn in company-operated locations and 4% was sewn by our joint venture in Costa Rica. The remaining products were sewn by outside contractors located in the Caribbean basin.
Along with our internal manufacturing, we source products in full-package form through independent sources. In fiscal year 2005, we sourced approximately 2% of our products.
RAW MATERIALS
In conjunction with the sale of our yarn spinning facility located in Edgefield, South Carolina in January, 2005, we entered into a five-year agreement with Parkdale America to supply our yarn requirements. During this five-year period, we will purchase exclusively from Parkdale all yarn required by Delta Apparel and our wholly owned subsidiary, M. J. Soffe Co., for use in our manufacturing operations (excluding yarns that Parkdale did not manufacture as of the date of the agreement in the ordinary course of its business). The purchase price of yarn is based upon the cost of cotton plus a fixed conversion cost. If Parkdale’s operations are disrupted and it is not able to provide us with our yarn requirements, we may need to obtain yarn from alternative sources. Although alternative sources are available, we may not be able to enter into arrangements with substitute suppliers on terms as favorable as our current terms with Parkdale. As there can be no assurance that we would be able to pass along our own higher cost of yarn to our customers, this could have a material adverse effect on our results of operations.
We also purchase greige fabric to supplement our own production when required, or cost-effective to do so. These products are available from a number of suppliers.
Our dyes and chemicals are purchased from several suppliers. Dyes and chemicals are available from a large number of suppliers, and we have not experienced any difficulty in obtaining sufficient quantities.
COMPETITION
We sell our products in a highly competitive market in which numerous distributors and manufacturers compete, some of which are larger, more diversified and have greater financial resources than we do. Competition in the activewear apparel industry is generally based upon price, service, delivery time, quality and flexibility, with the relative importance of each factor depending upon the needs of particular customers and the specific product offering. With respect to branded product lines, competition is mainly based upon consumer recognition and preference. Our strategy with respect to the retail-ready apparel segment is to sustain the strong reputation of the Soffe and adapt our product offerings to the changes in fashion trends and consumer preferences. In addition, with respect to both the activewear and retail-ready apparel segments, we want to provide the best overall value to our customers. Our favorable competitive aspects include the high consumer recognition and loyalty to the Soffe brand, the relatively high quality of our products, and our flexibility and process control, which leads to product consistency. Our ability to remain competitive in the areas of quality, price, design, marketing, product development, manufacturing, and distribution will, in large part, determine our future success.
TRADEMARKS
We own trademarks, which are important to our business. Soffe®, which has been in existence since 1946, is our hallmark brand and has stood for quality and value in the activewear market for more than fifty years. Soffe® has been a registered trademark since 1992. In addition to the Soffe® trademark, we also rely on the strength of our Junkfood®, Sweet and Sour®, DELTA® and QUAIL HOLLOW™ brands.

LICENSES
We have the right to use trademarks under license agreements. Soffe is an official licensee for over 300 colleges and universities, and Junkfood licenses numerous trademarks for its vintage apparel products. Our license agreements typically have terms that range from one to three years. Although we are not dependent on any single license, we believe our license agreements in the aggregate are of significant value to our business.
EMPLOYEES
As of July 2, 2005 we employed approximately 4,100 full time employees, of whom approximately 1,500 were employed in the United States. Our employees are not represented by unions, and we believe that our relations with our employees are good.
AVAILABLE INFORMATION
Our corporate internet address is www.deltaapparel.com. Through the website, we make available, free of charge, our annual report on Form 10K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Our SEC reports can be accessed through the investor relations section of our website. The information found on our website is not part of this, or any other, report we file with or furnish to the SEC.
In addition, we will provide, at no cost upon request, paper or electronic copies of our reports and other filings made with the SEC. Requests should be directed to: Investor Relations Department, Delta Apparel, Inc., 2750 Premiere Parkway, Suite 100, Duluth, Georgia 30097.
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
On May 27, 2002, we received a renewal of our National Pollution Discharge Elimination System (“NPDES”) permit from the North Carolina Department of Environment and Natural Resources, Division of Water Quality (“DWQ”) for our Maiden, North Carolina textile plant. Among other things, the new permit required us to reduce our effluent (waste discharge) color to specified color concentration limits. We believed that the DWQ exceeded its authority and acted arbitrarily in imposing the specific color concentration limitations within the new permit and, on July 23, 2002 contested the permit by filing a petition with the North Carolina Office of Administrative Hearings. We have reached a settlement with the DWQ and have negotiated a permit modification. The permit modification became effective on February 1, 2005.
The modified permit, as agreed by DWQ and us, provides that we will research and test alternative color removal technologies and thereafter must select and implement a technology by October 2005 if we continue to require our NPDES discharge permit. In addition, we must continue to monitor our color removal and will be subject to a gradual lowering of our effluent color standard. We are currently in compliance with the effluent color standard that the permit requires as of October 2005. Our NPDES permit will be subject to renewal in the spring of 2006.
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

RISK FACTORS
We operate in a rapidly-changing, highly competitive business environment that involves substantial risks and uncertainties, including, but not limited to, the risks identified below. The risks described below are not the only risks that we face. Additional risks not presently known to us or that we currently do not view as material, may become material, and may impair our business operations. Any of these risks could cause, or contribute to causing, our actual results to differ materially from expectations.
PRICING PRESSURES. Prices in our industry have generally been dropping over the past several years, even though demand for our products has increased since fiscal 1998. The price declines have resulted from factors largely outside of our control, such as the industry’s transfer of manufacturing out of the United States, excess supply capacity, and declining raw material prices. In addition, intense competition to gain market share has led some competitors to sell substantial amounts of goods at prices against which we cannot profitably compete. Demand for our products is dependent on the general demand for activewear apparel and the availability of alternative sources of supply. Our strategy in this market environment is to be a low-cost producer and to differentiate ourselves by providing quality service to our customers. Even if this strategy is successful, its results may be offset by reductions in demand or price declines.
COMPETITION. We sell our products in a highly competitive market in which numerous distributors and manufacturers compete, some of which are larger, more diversified and have greater financial resources than we do. Competition in the activewear apparel industry is generally based upon price, service, delivery time, quality and flexibility, with the relative importance of each factor depending upon the needs of particular customers and the specific product offering. With respect to branded product lines, competition is mainly based upon consumer recognition and preference. If we are unable to remain competitive in the areas of quality, price, design, marketing, product development, manufacturing, and distribution, it could have a material adverse effect on our results of operations. In addition, several of our competitors have established textile production in Central America, which could result in lower manufacturing costs for them. This might cause the selling prices of our products to decline, which could have a material adverse effect on our results of operations.
FASHION TRENDS. The retail-ready apparel segment comprises our business units primarily focused on more specialized apparel garments to meet consumer preferences and fashion trends. The popularity, supply and demand for particular apparel products can change significantly from year to year based on prevailing fashion trends and other factors. Our ability to adapt to fashion trends in designing our products is important to the success in the retail-ready apparel segment. If we are unable to quickly adapt to consumer preferences in the design of our products, it could have a material adverse effect on our results of operations. In addition, a slow-down in the economy could cause changes in the demand for apparel products, which could have a material adverse effect on our results of operations.
YARN PRICING AND AVAILABILTY. Yarn is the primary raw material used in our manufacturing processes. In conjunction with the sale of our yarn spinning facility, we entered into a five-year agreement with Parkdale to supply our yarn requirements. During this five-year period, we will purchase from Parkdale all yarn required by Delta and Soffe for use in our manufacturing operations (excluding yarns that Parkdale did not manufacture as of the date of the agreement in the ordinary course of its business or due to temporary Parkdale capacity restraints). The purchase price of yarn is based upon the cost of cotton plus a fixed conversion cost. We fix the cotton prices as a component of the purchase price of yarn in advance of the shipment of finished yarn from Parkdale. Prices are set according to prevailing prices, as reported by the New York Cotton Exchange, at the time we elect to fix specific cotton prices. Thus, we are subject to the commodity risk of cotton prices and cotton price movements which could result in unfavorable yarn pricing for us. While we believe that we will be competitive with other companies in setting the price of cotton purchased for future production, any significant increase in the price of cotton could have a material adverse effect on our results of operations. In addition, if Parkdale’s operations are disrupted and it is not able to provide us with our yarn requirements, we may need to obtain yarn from alternative sources. We may not be able to enter into arrangements with substitute suppliers on terms as favorable as our current terms with Parkdale, which could have a material adverse effect on our results of operations.
DISRUPTION IN DISTRIBUTION OPERATIONS. We have company-owned and leased distribution facilities located throughout the United States. Any significant interruption in the operation of any of these facilities may delay shipment of merchandise to our customers, damage our reputation or otherwise have a material adverse effect on our financial condition and results of operations. Moreover, a failure to successfully coordinate the operations of these facilities also could have a material adverse effect on our financial condition and results of operations.
INFORMATION SYSTEMS. We depend on information systems to manage our inventory, process transactions, respond to customer inquiries, purchase, sell and ship goods on a timely basis and maintain cost-effective operations. We may experience operational problems with our information systems as a result of system failures, viruses, or other causes. Any material disruption or slowdown of our systems could cause operational delays that could have a material adverse effect on our results of operations.

CREDIT RISK. We are exposed to the risk of financial non-performance by our customers. Our extension of credit involves considerable judgment and is based on an evaluation of each customer’s financial condition and payment history. We monitor our credit risk exposure by periodically obtaining credit reports and updated financials on our customers. In addition, we mitigate our risk of loss by obtaining credit insurance on a portion of our accounts receivable. We maintain an allowance for doubtful accounts for potential credit losses based upon our historical trends and other available information. However, the inability to collect on sales to significant customers or a group of customers could have a material adverse effect on our results of operations.
TRANSPORTATION COSTS. We incur significant freight costs to transport our goods from our domestic textile plants to off-shore sewing facilities and then to bring our goods back into the United States. In addition, we incur transportation expenses to ship our products to our customers. Significant increases in the costs of freight and transportation could have a material adverse effect on our results of operations, as there can be no assurance that these increased costs could be passed to our customers.
AVAILABILITY OF CASH. Significant operating losses or significant uses of cash in our operations could cause us to be unable to pay our debts as they become due and to default on our credit facility, which would have an adverse effect on the value of our common shares. Our credit agreement contains covenants that restrict, among other things, the ability of us and our subsidiaries to incur indebtedness, create liens, consolidate, merge, sell assets or make investments. The credit agreement also contains customary representations and warranties, funding conditions and events of default. A breach of one or more covenants or any other event of default under the credit agreement could result in an acceleration of our obligations under the agreement, in the foreclosure on any assets subject to liens in favor of the credit agreement’s lenders, and in the inability of us to borrow additional amounts under the credit agreement. In addition, our agreement is an asset-based revolving credit facility. Our ability to borrow under the agreement depends on our accounts receivable and inventory levels. A significant deterioration in our accounts receivable or inventory levels could restrict our ability to borrow funds.
ACCOUNTING FOR STOCK OPTIONS. The Financial Accounting Standards Board recently adopted the previously proposed regulations that will eliminate the ability to account for share-based compensation transactions using the intrinsic method that we currently use and generally will require that such transactions be accounted for using a fair-value-based method and recognized as an expense in our Consolidated Statement of Income. We will be required to expense stock options effective in our fiscal year 2006. Currently, we generally only disclose such expenses on a pro forma basis in the Notes to our Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States of America. The adoption of this new accounting regulation could have a significant impact on our results of operations and our stock price could decline accordingly.
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
As of August 5, 2005, we had outstanding 8,522,052 shares of common stock . We believe that approximately 64.4% of our stock is beneficially owned by persons who beneficially own more than 5% of the outstanding shares of our common stock and related individuals, and that of this, approximately 36.6% of the outstanding stock is beneficially owned by institutional investors who own more than 5% of the outstanding shares. Sales of substantial amounts of our common stock in the public market by any of these large holders could adversely affect the market price of the common stock.
PRINCIPAL SHAREHOLDERS EXERT SUBSTANTIAL INFLUENCE. As of August 5, 2005, two members of our board of directors and related individuals had or share the voting power with respect to approximately 27.9% of the outstanding shares of our common stock. These individuals will exert substantial influence with respect to all matters submitted to a vote of shareholders, including the election of our directors. In addition, our directors, executive officers and related individuals, as a group (comprised of 12 people), own 33.1% of our stock and therefore will exert substantial influence with respect to all matters submitted to a vote of shareholders, including the election of directors.
POLITICAL AND ECONOMIC UNCERTAINTY IN HONDURAS, MEXICO AND COSTA RICA. We have two company-operated sewing facilities in Honduras, one company-operated sewing facility in Mexico and a joint venture in Costa Rica. If the Honduran, Mexican or Costa Rican labor markets tighten, it could have adverse effects on the industries located in the applicable country. In addition, economic or legal changes could occur that affect the way in which we conduct our business in these countries. For example, a growing economy could lower unemployment which could increase wage rates or make it difficult to retain employees or employ enough people to meet demand. The government could also decide to add additional holidays or change employment law increasing our costs to operate in that country. Domestic unrest or political instability in any of these countries could also disrupt our operations. Any of these political, social or economic conditions could adversely affect our results of operations.
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
Under the United States-Caribbean Basin Trade Partnership Act (often referred to as the “CBI Parity Bill”), effective October 1, 2000, quotas and duties were eliminated on apparel imported from certain Caribbean basin countries, provided such apparel is made from U.S. fabric (made from U.S. yarn) formed and cut in the United States. The same exemption from quotas and duties applies to apparel made from U.S. fabric (made from U.S. yarn) cut in a Caribbean basin country if U.S. thread is used. This Act also exempts a limited amount of knit apparel (other than outerwear T-shirts) made from regional fabric (made from U.S. yarn), and T-shirts (other than underwear T-shirts) using fabric (made from U.S. yarn) formed in a Caribbean basin country. We believe that the CBI Parity Bill gives us a competitive advantage relative to apparel manufacturers outside of the Caribbean and improves our competitive position relative to apparel manufacturers inside the non-NAFTA countries. Subsequent repeal or adverse alteration of the CBI Parity Bill could put us at a competitive disadvantage relative to such manufacturers.
On August 2, 2005, the Central America Free Trade Agreement (“CAFTA”) was signed into law. CAFTA creates a free-trade zone among the United States, El Salvador, Nicaragua, Guatemala, Honduras, and Costa Rica. Although we are currently operating duty-free in our Central American facilities through the CBI Parity Bill, CAFTA provides further assurance that this will continue. Subsequent repeal or alteration of CAFTA could seriously adversely affect our results of operations. In addition, several of our competitors have established textile production in Central America, which could result in lower manufacturing costs for them. This might cause the selling prices of our products to decline, which could have a material adverse effect on our results of operations.
The World Trade Organization or “WTO”, a multilateral trade organization, was formed in January 1995 and is the successor to the General Agreement on Tariffs and Trade or “GATT”. This multilateral trade organization has set forth mechanisms by which world trade in clothing is being progressively liberalized by phasing-out quotas and reducing duties over a period of time that began in January of 1995. As it implements the WTO mechanisms, the U.S. government is negotiating bilateral trade agreements with developing countries (which are generally exporters of textile and apparel products) that are members of the WTO to encourage them to reduce their tariffs on imports of textiles and apparel in exchange for reductions by the United States in tariffs on imports of textiles and apparel. The remaining quotas were eliminated on January 1, 2005, significantly changing the competitiveness of many countries as apparel sourcing locations. As we believe that we are a low-cost producer of high quality apparel, we do not expect this to have a material impact on our results of operations in future years if NAFTA, CBI Parity and CAFTA remain in place. In addition, the U.S. Government may take other action to improve the impact of a possible influx of textile products from China. There is, however, no assurance that our future results will not be impacted by increased global competition
ENVIRONMENTAL RULES. Our operations must meet extensive federal, state and local regulatory standards in the areas of safety, health and environmental pollution controls. There can be no assurance that interpretations of existing regulations, future changes in existing laws, or the enactment of new laws and regulations will not require substantial additional expenditures. Similarly, the extent of our liability, if any, for the discovery of currently unknown problems or conditions, or past failures to comply with laws, regulations and permits applicable to our operations cannot be determined.
OUTSIDE PRODUCTION. We have historically relied upon third party suppliers for up to 40% of our sewing production. Any shortage of supply or significant price increases from our suppliers could adversely affect our results of operations.
TRADEMARKS. We rely on the strength of our trademarks, including the Soffe®, DELTA®, QUAIL HOLLOWTM, Junkfood® and Sweet and Sour® brands. We have incurred legal costs in the past to establish and protect these trademarks, but this cost has not been significant. We may in the future be required to expend resources to protect these trademarks. The loss or limitation of the exclusive right to use our trademarks could adversely affect our sales and results of operations.
LICENSE AGREEMENTS. Our retail-ready apparel segment relies on its licensed products for a substantial part of its sales. Although we are not dependent on any single license, we believe our license agreements in the aggregate are of significant value to our business. The loss or failure to obtain license agreements could adversely affect our sales and results of operations.
KEY MANAGEMENT. Our success depends upon the talents and continued contributions of our key management, many of whom would be difficult to replace. The loss or interruption of the services of these executives could have a material adverse effect on our business, financial condition and results of operations. Although we maintain employment agreements with certain members of key management, we cannot be assured that the services of such personnel will continue. We do not, however, maintain an employment agreement with Robert W. Humphreys, President and Chief Executive Officer. We believe our future success depends on our ability to retain and motivate our key management, our ability to integrate new members of management into our operations and the ability of all personnel to work together effectively as a team.
ITEM 2. PROPERTIES
Our principal executive offices are located in a leased facility in Duluth, Georgia. Our administrative, manufacturing and distribution functions are conducted in both leased and owned facilities. In addition to our executive office, we have two sales offices in New York City, eight distribution centers, seven manufacturing facilities, two administrative offices and two warehouses and one other facility that combines manufacturing, distribution and administrative offices. In addition, we utilize one additional distribution center that is owned and operated by a sales representative.

Location	Utilization	Segment
Maiden Plant, Maiden, NC	Knit/dye/finish/cut	Activewear
Fayette Plant, Fayette, AL	Knit/dye/finish/cut	Activewear
Fayetteville Plant 1, Fayetteville, NC	Cut/sew/decoration/distribution/administration	Retail-Ready
Fayetteville Plant 2, Fayetteville, NC	Knit/dye/finish/cut	Retail-Ready
Rowland Plant, Rowland, NC	Sew	Retail-Ready
Honduras Plant, San Pedro Sula, Honduras	Sew	Activewear
Cortes Plant, San Pedro Sula, Honduras	Sew	Activewear
Mexico Plant, Campeche, Mexico	Sew	Activewear
Shannon Drive Warehouse, Fayetteville, NC	Warehouse	Retail-Ready
Warehouse Center, Knoxville, TN	Warehouse	Activewear
Distribution Center, Clinton, TN	Distribution	Activewear
Distribution Center, Buena Park, CA	Distribution	Activewear
Distribution Center, Miami, FL	Distribution	Activewear and Retail-Ready
Distribution Center, Cranbury NJ	Distribution	Activewear and Retail-Ready
DC Annex, Fayetteville, NC	Distribution	Retail-Ready
Distribution Center, Kansas City, MO	Distribution	Retail-Ready
Distribution Center, El Monte, CA	Distribution	Retail-Ready
Distribution Center, Lansing, MI	Distribution	Retail-Ready
New York Office, New York, NY	Sales	Activewear
New York Office, New York, NY	Sales	Activewear and Retail-Ready
New York Office, New York, NY	Sales	Retail-Ready
Greenville Executive Office, Greenville, SC	Administration	Activewear and Retail-Ready
Greenville Office, Greenville, SC	Administration	Activewear and Retail-Ready
Los Angeles Office, Los Angeles, CA	Administration and Distribution	Retail-Ready
Soffe also has a 50% interest in SOHA, S.A. that performs sewing in Grecia, Costa Rica for the retail-ready segment.
In January 2005, we sold our yarn manufacturing plant in Edgefield, South Carolina to Parkdale America, LLC. In conjunction with the sale transaction, we entered into a five-year agreement with Parkdale to supply our yarn requirements.
In fiscal year 2005, we added an additional distribution center in Cranbury, New Jersey to serve our customers and also purchased a new building in Clinton, Tennessee to replace the old multi-story building in Knoxville, Tennessee that we were using.

During fiscal year 2005 our manufacturing facilities operated at less than full capacity. We expect our existing manufacturing facilities to have adequate manufacturing capacity in fiscal year 2006. While we do not plan to add any additional distribution facilities in fiscal year 2006, we will be moving the two individual distribution facilities located in California into one larger consolidated facility. We believe all of our facilities are suitable for the purposes for which they are designed and are generally adequate to allow us to remain competitive with our principal competitors.
Substantially all of our assets are subject to liens in favor of our credit agreement lender. Substantially all of the assets of the M. J. Soffe Co. are subject to liens in favor of the former Soffe shareholders that are second in priority to the liens in favor of our credit agreement lender.
ITEM 3. LEGAL PROCEEDINGS
On May 27, 2002, we received a renewal of our National Pollution Discharge Elimination System (“NPDES”) permit from the North Carolina Department of Environment and Natural Resources, Division of Water Quality (“DWQ”) for our Maiden, North Carolina textile plant. Among other things, the new permit required us to reduce our effluent (waste discharge) color to specified color concentration limits. We believed that the DWQ exceeded its authority and acted arbitrarily in imposing the specific color concentration limitations within the new permit and, on July 23, 2002 contested the permit by filing a petition with the North Carolina Office of Administrative Hearings. We have reached a settlement with the DWQ and have negotiated a permit modification. The permit modification became effective on February 1, 2005.
The modified permit, as agreed by DWQ and us, provides that we will research and test alternative color removal technologies and thereafter must select and implement a technology by October 2005 if we continue to require our NPDES discharge permit. In addition, we must continue to monitor our color removal and will be subject to a gradual lowering of our effluent color standard. We are currently in compliance with the effluent color standard that the permit requires as of October 2005. Our NPDES permit will be subject to renewal in the spring of 2006.
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matter was submitted to a vote of security holders during the fourth quarter of our 2005 fiscal year.
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER REPURCHASES OF EQUITY SECURITIES.
Market Information for Common Stock: Our Common Stock is listed and traded on the American Stock Exchange under the symbol “DLA”. As of July 28, 2005, there were approximately 1,277 record holders of our Common Stock.
The following table sets forth, for each of the periods indicated below, the high and low sales prices per share of our Common Stock.

	Fiscal Year 2005		Fiscal Year 2004
	High *	Low *	High *	Low *
First Quarter	$12.95	$10.60	$8.33	$7.45
Second Quarter	12.13	10.52	8.90	7.50
Third Quarter	15.65	11.83	10.12	8.80
Fourth Quarter	15.89	11.93	12.40	9.88

*Adjusted to reflect 2-for-1 stock split effective as of May 31, 2005
Dividends: On April 18, 2002, our Board of Directors adopted a quarterly dividend program. We paid $1.2 million and $1.0 million in dividends during fiscal years 2005 and 2004, respectively.

Dividends declared per common share are as follows:

	First				Third
	Quarter		Second Quarter		Quarter		Fourth Quarter
Fiscal Year 2005	$0.035	*	$0.035	*	$0.035	*	$0.040
Fiscal Year 2004	$0.030	*	$0.030	*	$0.030	*	$0.035	*

*Adjusted to reflect 2-for-1 stock split effective as of May 31, 2005
The Board may terminate or amend the dividend program at any time. We currently expect to continue the quarterly dividend program.
Subject to the provisions of any outstanding blank check preferred stock, the holders of our Common Stock are entitled to receive whatever dividends, if any, may be declared from time to time by our Board of Directors in its discretion from funds legally available for that purpose. Our credit agreement permits the payment of cash dividends in an amount up to 25% of cumulative net income since June 2000 (excluding extraordinary or unusual non-cash items), provided that no event of default exists or would result from that payment and after the payment at least $6.0 million remains available to borrow under the revolving credit facility. At July 2, 2005, the total remaining amount permitted for payment of cash dividends under our credit agreement was $8.5 million.
Any future cash dividend payments will depend upon our earnings, financial condition, capital requirements, compliance with loan covenants and other relevant factors.
Purchases of our Own Shares of Common Stock: During the fourth quarter of fiscal year 2005, we purchased 19,410 shares of our common stock (adjusted to reflect the 2-for-1 stock split effective as of May 31, 2005) pursuant to our Stock Repurchase Program for an aggregate of $0.3 million. Since the inception of the program in November 2000, we’ve purchased 755,524 shares of our stock (adjusted to reflect the 2-for-1 stock split effective as of May 31, 2005) under the program for a total cost of $4.5 million. We have authorization from our Board of Directors to spend up to $6.0 million for share repurchases under the Stock Repurchase Program. All purchases were made at the discretion of our management. In the fourth quarter, we made the following purchases of our common stock:

	Total		Total Number of	Dollar Value of
	Number	Average	Shares Purchased	Shares that May
	of Shares	Price Paid	as Part of Publicly	Yet Be Purchased
Period	Purchased	per Share	Announced Plans	Under the Plans
April Period (April 3, 2005 to May 7, 2005)	5,070	$12.61	5,070	$1.7 million
May Period (May 8, 2005 to June 4, 2005)	14,340	$13.74	14,340	$1.5 million
June Period (June 5, 2005 to July 2, 2005)	0	N/A	N/A	$1.5 million
Our Stock Repurchase Program does not have an expiration date.
Stock Split: On April 21, 2005, our Board of Directors approved a 2-for-1 stock split of our common stock. On May 31, 2005, shareholders received one additional share of common stock for each share held of record on May 18, 2005. All references in the financial statements with regard to the number of shares or average number of shares of common stock and related prices, dividends and per share amounts have been restated to reflect the 2-for-1 stock split.
Securities Authorized for Issuance Under Equity Compensation Plans: The information required by Item 201(d) of Regulation S-K is set forth under “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this Annual Report, which information is incorporated herein by reference.
ITEM 6. SELECTED FINANCIAL DATA
On October 3, 2003, we completed our acquisition of the M. J. Soffe Co. Our consolidated financial statements include the operations and accounts of the M. J. Soffe Co. since the acquisition date. In the fiscal year ended July 2, 2005, we sold our yarn manufacturing plant in Edgefield, South Carolina to Parkdale America, LLC for $10 million in cash. The sale of the Edgefield Plant resulted in a pre-tax financial gain of $3.6 million, or estimated after-tax gain of $0.26 per diluted share. The consolidated statement of income data for the years ended June 30, 2001 and June 29, 2002, and the consolidated balance sheet data as of June 30, 2001, June 29, 2002 and June 28, 2003 are derived from, and are qualified by reference to, our audited consolidated financial statements not included in this document. The consolidated statement of income data for the years ended June 28, 2003, July 3, 2004 and July 2, 2005, and the consolidated balance sheet data as of July 3, 2004 and July 2, 2005 are derived from, and are qualified by reference to, our audited consolidated financial statements included elsewhere in this document. We operate on a 52-53 week fiscal year ending on the Saturday closest to June 30. The 2004 fiscal year was a 53-week year. The 2005, 2003, 2002 and 2001 fiscal years were 52-week years. Historical results are not necessarily indicative of results to be expected in the future. The selected financial data should be read in conjunction with the Consolidated Financial Statements and the related notes as indexed on page F-1 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7.

	Fiscal Year Ended
	July 2,	July 3,	June 28,	June 29,	June 30,
	2005	2004	2003	2002	2001
	(In thousands, except share amounts)
Statement of Income Data:
Net sales	$228,065	$208,113	$129,521	$131,601	$120,400
Cost of goods sold	(174,156)	(159,852)	(105,552)	(110,273)	(97,101)
Selling, general and administrative expenses	(37,881)	(31,043)	(13,220)	(11,807)	(11,024)
Other income (loss)	4,117	(192)	(194)	816	28

Operating income	20,145	17,026	10,555	10,337	12,303
Interest expense, net	(3,022)	(2,622)	(732)	(677)	(1,339)

Income before taxes	17,123	14,404	9,823	9,660	10,964
Income tax expense	5,880	4,674	3,760	3,188	987

Net income	$11,243	$9,730	$6,063	$6,472	$9,977

Net Income Per Common Share *:
Basic	$1.35	$1.19	$0.75	$0.74	$1.04
Diluted	$1.33	$1.16	$0.73	$0.71	$1.01
Dividends Declared per Common Share*	$0.145	$0.125	$0.105	$0.025	—
Balance Sheet Data (at year end):
Working capital	$86,910	$94,408	$54,283	$43,773	$46,372
Total assets	159,514	169,379	94,447	88,346	91,323
Total long-term debt	17,236	29,246	7,865	3,667	5,667
Shareholders’ equity	86,464	75,492	65,969	61,278	63,483

*	Adjusted to reflect 2-for-1 stock split effective as of May 31, 2005
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
BUSINESS OUTLOOK
We took a number of steps during the 2005 fiscal year that we believe will help drive sales and earnings growth in fiscal year 2006.
In fiscal year 2005 we spent considerable time and money to improve our distribution capabilities by adding a new facility in Cranbury, New Jersey, moving our facility from Knoxville, Tennessee to a more modern facility in Clinton, Tennessee and upgrading our other existing facilities. We believe that these efforts will allow us to reach more customers and improve our service. While we do not plan to add any additional facilities during the upcoming year, we will be moving the Delta and Soffe individual facilities located in California into one larger consolidated facility. With this move we expect to achieve some economies of scale plus have more room for the activewear apparel products on the West Coast. We expect to complete the move to the new facility in our second fiscal quarter of 2006. We will also continue to invest in planning and marketing systems in the upcoming year to improve our inventory management and better serve our customers.
We believe we have greatly improved the product development and merchandising process at Soffe, and expect these improvements to result in higher sales in the upcoming year. We hired a new manager for our bookstore segment, and are optimistic that we will be able to grow this division in fiscal year 2006. We are adding a second Soffe outlet store which will be located in Selma, North Carolina. We are expecting to open this store in the second half of the upcoming year. This will allow us to better manage our inventory by selling overruns and out of season merchandise.

At Soffe, we implemented significant changes to our supply chain which should lower our cost of sales in fiscal year 2006. In April 2005, we closed a domestic sewing facility located in Bladenboro, North Carolina, moving this sewing to outside contractors located in the Caribbean basin. This decision should help us remain competitive in today’s marketplace. In addition, we have implemented other cost savings programs that, along with the move of sewing to offshore, we anticipate will reduce our cost of sales by approximately $6 million on an annual basis. We should start seeing this improvement in our income statement in the second half of fiscal year 2006.
In our activewear apparel segment, we expect to have lower raw material cost in the first half of the upcoming year than we did in the first half of fiscal year 2005. In addition, we have made significant reductions in our cost of off quality and have improved our material utilization. These improvements should also reduce our costs in the first half of the new fiscal year.
In August 2005 we acquired the assets of Liquid Blaino Designs, Inc. d/b/a Junkfood Clothing. The Junkfood business was founded seven years ago by Blaine Halvorson and Natalie Grof. Both of them will stay in their current roles with the company and will continue to direct all aspects of the business from its headquarters in Los Angeles, CA. Junkfood sells fashion-forward vintage licensed and branded tees and other apparel products. Over the past seven years, Junkfood has experienced impressive growth with its innovative designs and great sense of style. It has strong retail relationships, licensing partners and a loyal customer following, all of which we expect will strengthen over the next several years. The acquisition of the Junkfood business is consistent with our strategy of marketing basic apparel across a wide range of distribution channels.
For the twelve months ended June 30, 2005, Junkfood Clothing had sales of approximately $27 million. We expect the Junkfood acquisition will add approximately $33 to $38 million in sales and $0.30 to $0.35 in earnings per share for the fiscal year ending July 1, 2006.
We will continue to make strategic investments in our textile and sewing plants to lower cost and increase our output. Through our Honduran subsidiary, we are investing with experienced partners in the Green Valley Industrial Park, which will construct and operate an industrial park in San Pedro Sula, Honduras. This joint venture affords us opportunities in the Caribbean Basin, should we decide to further grow our operations in Honduras. In total, we expect to spend approximately $8 million on capital expenditures in the upcoming year, including approximately $2 million on our investment in Green Valley.
Because of our increased number of brands and our larger size and scope, we have decided to commence providing sales and earnings guidance. Each quarter we plan to provide an outlook for sales and earnings for the full fiscal year and for the upcoming fiscal quarter.
For the first fiscal quarter ending on October 1, 2005, we expect sales to be in the range of $59 to $62 million and basic earnings per share to be in the range of $0.36 to $0.39. For the 2006 fiscal year ending July 1, 2006, we expect sales to be in the range of $265 to $275 million and basic earnings per share to be in the range of $1.67 to $1.76. This compares to our actual 2005 basic earnings per share of $1.35, or $1.01 per share if you adjust for the sale of our Edgefield Plant and for the reversal of the Honduras foreign earnings tax liability.

Actual FY05 Basic Earnings per Share	$1.35
Sale of Edgefield Plant	(0.26)
Reversal of Foreign Earnings Tax Liability	(0.08)
Adjusted FY05 Basic Earnings per Share	$1.01
The adjusted basic earnings per share, a non-GAAP financial measure, will not be comparable to similarly titled measures reported by other companies. We are presenting adjusted basic earnings per share for the fiscal year ended July 2, 2005 because we believe it provides a more complete understanding of our business results than could be obtained absent this disclosure. The sale of our yarn spinning plant in Edgefield, South Carolina and the reversal of the foreign earnings tax liability are infrequent and unusual transactions. We believe it is a useful tool for investors to assess the operating performance of the business without the effect of these transactions.
RESULTS OF OPERATIONS
Overview
Our fiscal year 2005 included 52-weeks of operations compared to 53-weeks of operations in our 2004 fiscal year. Despite one less week of operations, total sales for fiscal 2005 were $228.1 million, an all-time record for our Company, and up 9.6%

from $208.1 million in the prior year. M. J. Soffe Co. was included in our results for the nine months we owned the business in fiscal year 2004.
Sales in the activewear apparel segment were $143.4 million, an all-time record for this segment. We continued to add new customers, shipping to approximately 3,400 accounts during the year, a 10% increase over the prior year. Catalog direct shipments were 79% of sales, private label shipments were 20% of sales, and distributor shipments were 1% of sales. We do not anticipate having distributor sales in the future.
Sales in the retail-ready apparel segment were $84.6 during fiscal year 2005, up from $70.7 million for the nine months we owned the business in fiscal year 2004. We believe we lost approximately $2.2 million in sales due to a shorter fiscal calendar versus the prior year.
For the full year, gross margins increased 40 basis points to 23.6% compared to 23.2% in the prior year. During the fourth quarter of fiscal year 2005, we increased the output in our manufacturing facilities to meet customer demand for our products. We expect to continue increasing our manufacturing output in the first half of fiscal 2006. Our product cost is decreasing in our retail-ready apparel segment as we improved the cost in our textile operations and moved sewing off-shore. These cost improvements are expected to result in lower cost of sales in the second half of fiscal 2006 as this product is shipped to our customers.
In January 2005, we completed the sale of our yarn manufacturing plant in Edgefield, South Carolina to Parkdale America, LLC for $10 million in cash. In conjunction with the sale transaction, we entered into a five-year agreement with Parkdale to supply our yarn requirements. The sale of the Edgefield Plant resulted in a pre-tax financial gain of $3.6 million, or after-tax gain of $0.26 per diluted share (adjusted to reflect the 2-for-1 stock split effective as of May 31, 2005).
We made considerable progress on lowering our debt during fiscal year 2005. Debt was reduced by $17.8 million during fiscal year 2005, for a total debt reduction of over $32 million since we closed on the Soffe acquisition in October 2003. On August 23, 2005, we borrowed approximately $25 million to pay the cash portion of the purchase price for the Junkfood acquisition and to pay in full the note that we issued to the Soffe sellers in connection with our acquisition of Soffe in 2003. In addition, on August 22, 2005, we issued a $2.5 million note to Liquid Blaino Designs, Inc. in connection with the Junkfood acquisition.
Quarterly Financial Data
For information regarding quarterly financial data, refer to Note 15 “Quarterly Financial Information (Unaudited)” to the consolidated financial statements.
Fiscal Year 2005 versus Fiscal Year 2004
Net sales for fiscal year 2005 were $228.1 million, an increase of $20.0 million, or 9.6%, from net sales of $208.1 million in fiscal year 2004. Net sales in the activewear apparel segment were $143.4 million, an increase of $6.0 million, or 4.4%, from net sales of $137.4 million in fiscal year 2004. Higher fiscal year 2005 net sales in the activewear apparel segment were the result of higher average unit prices (up 6.6%, accounting for $8.8 million), partially offset by lower unit sales (down 2.0%, accounting for $2.8 million). The retail-ready segment contributed $84.6 million in net sales, compared to $70.7 million in the nine months of fiscal year 2004. Fiscal year 2005 included 52-weeks of operations compared to 53-weeks of operations in the prior fiscal year.
Gross margins for the year ended July 2, 2005 improved 40 basis points to 23.6% compared to 23.2% in the prior year as a result of the higher gross margins associated with the retail-ready business, which was included in the results for the full year in fiscal 2005 and only for nine months of the 2004 fiscal year. The higher average selling prices in the activewear apparel segment were offset by higher raw material costs, partially offset by lower conversion costs. Gross margins as a percentage of sales are higher in the retail-ready apparel segment than the activewear apparel segment due to the higher average selling prices achieved on the branded products, partially offset by higher manufacturing costs. Our gross margins may not be comparable to other companies, since some entities include costs related to their distribution network in cost of goods sold and we exclude a portion of them from gross margin, including them in selling, general and administrative expenses.
Selling, general and administrative expenses for fiscal year 2005 were $37.9 million, or 16.6% of net sales, an increase of $6.8 million from $31.0 million, or 14.9% of net sales, in fiscal year 2004. The 170 basis point increase in selling, general and administrative expenses was primarily the result of having the retail-ready segment included for the full year in fiscal year 2005, compared to nine months in fiscal year 2004. Selling costs as a percentage of net sales are higher in the retail-ready apparel segment primarily due to the additional staffing, higher commissions, royalty expense on licensed products, and increased advertising expenses associated with selling branded apparel products. General and administrative expenses increased primarily as a result of costs associated with the sale of our Edgefield facility. In addition, distribution expenses increased as a result of the startup costs associated with our new Clinton, Tennessee and Cranbury, New Jersey distribution facilities. Bad debt expense increased in fiscal year 2005 primarily as a result of non-payment from one customer. We have taken legal action against this customer.
Other income for fiscal year 2005 was $4.1 million, compared to other expense of $0.2 million in fiscal year 2004. In January 2005, we completed the sale of our yarn manufacturing plant in Edgefield, South Carolina to Parkdale America, LLC for $10 million in cash. The sale of the Edgefield Plant resulted in a pre-tax financial gain of $3.6 million. In addition, in May 2005, we sold our Bladenboro, North Carolina building, resulting in a pre-tax financial gain of $0.4 million. Other expense in fiscal year 2004 is primarily related to $0.1 million in net losses on cotton options and $0.1 million loss related to the sales or disposal of certain machinery and equipment.
Operating income for fiscal year 2005 was $20.1 million, an increase of $3.1 million, or 18.3%, from $17.0 million in fiscal year 2004. The increase is primarily the result of the higher gross profit and other income described above, partially offset by higher selling, general and administrative expenses. The activewear apparel and retail-ready apparel segments contributed $10.0 million and $10.4 million in operating income, respectively.
Net interest expense for fiscal year 2005 was $3.0 million, an increase of $0.4 million from fiscal year 2004. The increase in interest expense resulted primarily from the increase in interest rates, partially offset by lower average outstanding debt.
Our effective tax rate for the year ended July 2, 2005 was 34.3% compared to 32.4% for the year ended July 3, 2004. During fiscal year 2005, we decided to permanently reinvest our foreign earnings in Honduras and therefore reversed a $0.7 million tax liability associated with the foreign earnings, resulting in the effective tax rate during fiscal year 2005. During the fiscal year ending June 30, 2001, we created a tax liability in the amount of approximately $0.9 million with respect to our tax sharing agreement between Delta Woodside Industries, Inc. (our former parent company) and the Company. During fiscal year 2004, we determined that it was no longer probable that a tax liability might occur as a result of this tax sharing agreement. Therefore, we reversed the $0.9 million tax liability that had been created at that time.
Net income for fiscal year 2005 was $11.2 million, an increase of $1.5 million, or 15.5%, from net income of $9.7 million for fiscal year 2004, due to the factors described above.
Fiscal Year 2004 versus Fiscal Year 2003
Net sales for fiscal year 2004 were $208.1 million, an increase of $78.6 million, or 60.7%, from net sales of $129.5 million in fiscal year 2003. Net sales in the activewear segment were $137.4 million, an increase of $7.9 million, or 6.1%, from net sales of $129.5 million in fiscal year 2003. Higher fiscal year 2004 net sales in the activewear apparel segment were the result of increased unit sales (up 10.3%, accounting for $13.3 million), partially offset by lower average unit prices (down 3.8%, accounting for $5.4 million). The retail-ready apparel segment contributed $70.7 million in net sales for the last nine months of fiscal year 2004.
Gross margins for the year ended July 3, 2004 improved to 23.2% compared to 18.5% in the prior year as a result of the higher gross margins associated with the retail-ready apparel segment, which was included in the results for the last nine months of the 2004 fiscal year. The gross margin on basic tee shirts declined during the year compared to the prior year principally due to lower average selling prices and higher raw material costs, offset partially by lower conversion costs. Fiscal year 2004 included 53 weeks of operations compared to the 52 weeks of operations in the prior fiscal year.
Selling, general and administrative expenses for fiscal year 2004 were $31.0 million, or 14.9% of net sales, an increase of $17.8 million from $13.2 million, or 10.2% of net sales, in fiscal year 2003. The increase in selling, general and administrative expenses was primarily the result of the addition of the Soffe business, which was included in our results for the last nine months of the 2004 fiscal year. Selling costs increased as a percentage of sales primarily as a result of the higher selling costs associated with branded apparel products. During fiscal year 2004 we had a recovery of bad debt expense of $0.2 million compared to a provision for bad debt expense of $0.7 million during fiscal year 2003. The recovery of bad debt expense was due to improved accounts receivable agings. In addition, in the fourth quarter of fiscal year 2003, we incurred higher bad debt expenses resulting from the slower payments from customers due to the depressed retail climate and the bankruptcy filing of a customer.
Other expense for fiscal year 2004 was $0.2 million, consistent with fiscal 2003. In both fiscal years, we recorded $0.1 million in net losses related to cotton options. In fiscal years 2004 and 2003, we recorded a net loss of $0.2 million and $0.1 million, respectively, related to the sale or disposal of certain machinery and equipment.

Operating income for fiscal year 2004 was $17.0 million, an increase of $6.5 million, or 61.3%, from $10.6 million in fiscal year 2003. The increase is the result of the higher gross profit described above, partially offset by higher selling, general and administrative expenses. The activewear apparel and retail-ready apparel segments contributed $7.6 million and $9.6 million in operating income, respectively. The activewear apparel segment operating income was lower in fiscal 2004 than in fiscal 2003 primarily because of the decline in gross margin on basic tee shirts described above.
Net interest expense for fiscal year 2004 was $2.6 million, an increase of $1.9 million from fiscal year 2003. The increase in interest expense resulted primarily from the increase in average debt outstanding, resulting from the M. J. Soffe acquisition.
Our effective tax rate for the year ended July 3, 2004 was 32.4% compared to 38.3% for the year ended June 28, 2003. During the fiscal year ending June 30, 2001, we created a tax liability in the amount of approximately $0.9 million with respect to our tax sharing agreement between Delta Woodside Industries, Inc. (our former parent company) and the Company. During fiscal year 2004, we determined that it was no longer probable that a tax liability might occur as a result of this tax sharing agreement. Therefore, we reversed the $0.9 million tax liability that had been created at that time.
Net income for fiscal year 2004 was $9.7 million, an increase of $3.7 million, or 60.5%, from net income of $6.1 million for fiscal year 2003, due to the factors described above.
LIQUIDITY AND CAPITAL RESOURCES
Credit Facilities
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
Also on October 3, 2003, MJS Acquisition Company, which changed its name to M. J. Soffe Co., entered into a Loan and Security Agreement with Congress Financial Corporation (Southern) which provided M. J. Soffe Co. with a $38.5 million line of credit (the “Soffe Facility”). Together, the Delta Facility and the Soffe Facility provided for lines of credit in an aggregate amount of $78.5 million. The Delta Facility and the Soffe Facility were secured by a first priority lien on all of the assets of Delta Apparel and M. J. Soffe Co. Delta Apparel was a guarantor of the Soffe Facility, and M. J. Soffe Co. was a guarantor of the Delta Facility. The restricted net assets of M. J. Soffe Co. did not exceed 25% of the consolidated net assets as of July 2, 2005.
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
The Soffe Facility contained both a subjective acceleration clause and a lockbox arrangement, whereby remittances from customers reduce the current outstanding borrowings. Pursuant to Emerging Issues Task Force (“EITF”) 95-22 we classify borrowings under the Soffe Facility as current debt. The Delta Facility contained a subjective acceleration clause and a “springing” lockbox arrangement (as defined in EITF 95-22), whereby remittances from customers are forwarded to the Company’s general bank account and do not reduce the outstanding debt until and unless a specified event or an event of default occurs. Pursuant to EITF 95-22, we classify borrowings under the Delta Facility as noncurrent debt.
All loans under the credit agreements bore interest at rates based on an adjusted LIBOR rate plus an applicable margin or a bank’s prime rate plus an applicable margin.
Within each of the credit facilities, there was a Fixed Asset Loan Amortization Amount requiring monthly installment payments, which reduced the amount of availability under each credit facility. The Fixed Asset Loan Amortization Amount for the Delta Facility was $10.0 million initially, and through the Amendments was adjusted to $5.0 million. At July 2, 2005, the Delta Facility Fixed Asset Loan Amortization Amount was $1.5 million. The Fixed Asset Loan Amortization Amount for the Soffe Facility was $8.5 million initially and $6.0 million at July 2, 2005.
Under the combined credit facilities, after subtracting the Fixed Asset Loan Amortization Amounts, we were able to borrow up to $60.0 million subject to borrowing base limitations based on the accounts receivable and inventory levels. Annual facility fees were .25% of the amount by which $60.0 million exceeds the average daily principal balance of the outstanding loans and letter of credit accommodations during the immediately preceding month. At July 2, 2005 we had the ability to borrow an additional $37.5 million under the combined credit facilities.
On August 22, 2005, Delta Apparel, Junkfood, and M. J. Soffe Co. refinanced Delta Apparel’s $42.75 million credit facility and consolidated M. J. Soffe Co.’s $38.5 million credit facility with it pursuant to a Second Amended and Restated Loan and Security Agreement (the “Amended Loan Agreement”) with Wachovia Bank National Association (the successor by merger to Congress Financial Corporation (Southern)), as Agent, and the financial institutions named in the Amended Loan Agreement as Lenders.
Pursuant to the Amended Loan Agreement, Delta Apparel, Junkfood, and M. J. Soffe Co. became co-borrowers under a single credit facility, the maturity of the loans under the credit facility was extended to August 2008, and the line of credit available to Delta Apparel, Junkfood, and M. J. Soffe Co. was increased to $85 million (subject to borrowing base limitations based on the value and type of collateral provided), which represents an increase of $3.75 million in the aggregate amount that was available under Delta Apparel’s credit facility and M. J. Soffe Co.’s credit facility.
The new credit facility is secured by a first-priority lien on substantially all of the real and personal property of Delta Apparel, Junkfood, and M. J. Soffe Co. All loans under the credit agreement bear interest at rates based on an adjusted LIBOR rate plus an applicable margin or a bank’s prime rate plus an applicable margin. The facility requires monthly installment payments of approximately $265,000 per month in connection with fixed asset amortizations, and these amounts reduce the amount of availability under the facility.
The new facility contains a subjective acceleration clause and a “springing” lockbox arrangement (as defined in EITF 95-22), whereby remittances from customers will be forwarded to our general bank account and will not reduce the outstanding debt until and unless a specified event or an event of default occurs. Pursuant to EITF 95-22, we will classify borrowings under the new facility as noncurrent debt.
In addition to the credit facility with Wachovia Bank, National Association, we had a seller note payable to the former Soffe shareholders pursuant to the Stock Purchase Agreement dated as of October 3, 2003. The $8.0 million seller note was payable in equal quarterly payments through September 30, 2006. At July 2, 2005, we had $5.2 million outstanding under the note at an interest rate of 8.0%. On August 23, 2005, in connection with the acquisition and entry into the Amended Loan Agreement, M. J. Soffe Co. paid approximately $5 million to satisfy in full the seller note.
Our primary cash needs are for working capital and capital expenditures. In addition, we use cash to fund our dividend payments and share repurchases under our Stock Repurchase Program.
Operating Cash Flows
Net cash provided by operating activities was $19.3 million and $13.3 million in fiscal year 2005 and 2004, respectively. Our cash flow from operating activities in fiscal year 2005 is primarily due to net income plus depreciation and a decrease in inventory and an increase in accounts payable, partially offset by a decrease in other liabilities from the termination of our deferred compensation programs. Our cash flow from operating activities in fiscal year 2004 is primarily due to net income and noncash charges, partially offset by increases in accounts receivable and inventory. Changes in working capital are primarily monitored by analysis of the investment in accounts receivable and inventories and by the amount of accounts payable.
Investing Cash Flows
During fiscal year 2005, investing activities used $0.7 million in cash. We used $11.0 million in cash for capital expenditures, primarily related to our distribution facilities and our Edgefield yarn spinning facility. Proceeds from the sale of assets provided $10.3 million, primarily from the sale of our Edgefield yarn spinning facility and our Bladenboro sewing plant. During fiscal year 2004, investing activities used $53.7 million in cash and principally represented the acquisition of M. J. Soffe Co. We spent $2.2 million in capital expenditures in the year ended July 3, 2004, primarily related to increasing capacity and lowering costs in our Edgefield yarn and Fayette textile facilities
Financing Activities
In fiscal year 2005, we used $18.7 million in cash related to financing activities, compared to financing activities providing $40.5 million in cash during fiscal year 2004. The cash used in financing activities in fiscal year 2005 primarily related to the repayment of debt under our credit facilities. The cash provided in fiscal year 2004 principally came from our credit facilities and related to the acquisition of M. J. Soffe Co. We paid dividends to our shareholders totaling $1.2 million and $1.0 million in fiscal years 2005 and 2004, respectively.
Our credit facility contains limitations on, or prohibitions of, cash dividends, stock purchases, related party transactions, mergers, acquisitions, sales of assets, indebtedness and investments. We are allowed under our credit facility to make purchases of our own stock up to an aggregate of $23.0 million provided that no event of default exists or would result from that action and after the purchase at least $3.0 million remains available to borrow under the facility. We used $0.3 million, $0.1 million and $1.9 million in fiscal years 2005, 2004 and 2003, respectively, for share repurchases.
The terms of the security agreement entered into in favor of the Soffe Sellers to secure the seller note and payment of additional consideration under the Soffe stock purchase agreement prohibit M. J. Soffe Co. from making any cash dividends or distributions, loans or extraordinary payments to us, except for the following: payments relating to taxes, payments for actual and necessary services provided by us, subject to the reasonable approval of certain of the sellers; an annual payment of management fees not to exceed $370,000; payments for goods in the ordinary course of business; and additional dividends or other distributions up to an aggregate of 10% of M. J. Soffe Co.’s cumulative net after-tax income, provided that no payment default with respect to additional consideration due to the Soffe sellers under the Soffe stock purchase agreement, has occurred or would result from the dividend or distribution. The terms of the security agreement also contain limitations on the sale of the M. J. Soffe Co. assets.
Future Liquidity and Capital Resources
Based on our expectations, we believe that our credit facility should be sufficient to satisfy our foreseeable working capital needs, and that the cash flow generated by our operations and funds available under our credit line should be sufficient to service our debt payment requirements, to satisfy our day-to-day working capital needs, to fund our planned capital expenditures and to pay dividends under our dividend program. Any material deterioration in our results of operations, however, may result in us losing our ability to borrow under our revolving credit facility and to issue letters of credit to suppliers or may cause the borrowing availability under our facility to be insufficient for our needs.
The following table summarizes our contractual cash obligations, as of July 2, 2005, by future period.

	Payments Due by Period (in thousands)
		Less than	1 - 3	3 - 5	After 5
	Total	1 year	years	years	years
Contractual Obligations
Long-term debt (a)	$32,301	$15,065	$16,836	$400	$—
Operating leases	25,880	4,440	7,548	6,181	7,711
Letters of credit	810	810	—	—	—
Purchase obligations	40,149	40,149	—	—	—
Contingent purchase price (b)	4,931	1,533	3,398	—	—

Total	$104,071	$61,997	$27,782	$6,581	$7,711

(a)	We exclude interest payments from these amounts as the cash outlay for the interest is unknown and could not be reliably estimated as the majority of the debt is under a revolving credit facility. Interest payments will be determined based upon the daily outstanding balance of the revolving credit facility and the prevailing interest rate during that time. The interest on the Soffe Seller Note is immaterial and therefore was excluded.

(b)	Represents the amount expected to be paid to the former shareholders of M. J. Soffe Co., pursuant to the earn-out provisions of the Amended and Restated Stock Purchase Agreement dated as of October 3, 2003 among Delta Apparel, Inc., MJS Acquisition Company, M. J. Soffe Co., James F. Soffe, John D. Soffe, and Anthony M. Cimaglia.
Dividends and Purchases of our Own Shares
Our ability to pay cash dividends or purchase our own shares will largely be dependent on our earnings, financial condition, capital requirements, compliance with loan covenants and other relevant factors. Our credit facility permits the payment of cash dividends in an amount up to 25% of cumulative net income (excluding extraordinary or unusual non-cash items), provided that no event of default exists or would result from that payment and after the payment at least $6.0 million remains available under the revolving credit facility. At July 2, 2005, the total amount permitted for payment of cash dividends under our credit agreement was $8.5 million. Purchases of our own stock are permitted provided that no event of default exists or would result from that action and after the purchase at least $3.0 million remains available to borrow under the revolving credit facility. As with the facility it replaces, our amended credit facility allows for an aggregate of $23.0 million in share repurchases.
During the fiscal year ended July 2, 2005, we purchased 19,410 shares of our common stock (adjusted to reflect the 2-for-1 stock split effective as of May 31, 2005) pursuant to our Stock Repurchase Program for an aggregate of $0.3 million. Since the inception of the program, we’ve purchased 755,524 shares of our stock (adjusted to reflect the 2-for-1 stock split effective as of May 31, 2005) under the program for a total cost of $4.5 million. We have authorization from our Board of Directors to spend up to $6.0 million for share repurchases under the Stock Repurchase Program. All purchases were made at the discretion of our management.
Dividend Program
On April 18, 2002, our Board of Directors adopted a quarterly dividend program. We paid $1.2 million and $1.0 million in dividends during fiscal year 2005 and 2004, respectively. The Board may terminate or amend the dividend program at any time. We currently expect to continue the quarterly dividend program.
Stock Split
On April 21, 2005, our Board of Directors approved a 2-for-1 stock split of our common stock. On May 31, 2005, shareholders received one additional share of common stock for each share held of record on May 18, 2005. All references in the financial statements with regard to the number of shares or average number of shares of common stock and related prices, dividends and per share amounts have been restated to reflect the 2-for-1 stock split.
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
Note 2 to our Consolidated Financial Statements includes a summary of the significant accounting policies or methods used in the preparation of our Consolidated Financial Statements.
Revenue Recognition and Accounts Receivable
We consider revenue realized or realizable and earned when the following criteria are met: persuasive evidence of an agreement exists, title has transferred to the customer, the price is fixed and determinable and the collectibility is reasonably assured. Sales are recorded net of discounts and provisions for estimated returns and allowances. We estimate returns and allowances on an ongoing basis by considering historical and current trends. We record these costs as a reduction to net revenue. We estimate the net collectibility of our accounts receivable and establish an allowance for doubtful accounts based upon this assessment. Specifically, we analyze the aging of accounts receivable balances, historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in customer payment terms. Significant changes in customer concentration or payment terms, deterioration of customer credit-worthiness or weakening in economic trends could have a significant impact on the collectibility of receivables and our operating results.
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

Self Insurance
Our medical, prescription and dental care benefits are primarily self-insured. Our self-insurance accruals are based on claims filed and estimates of claims incurred but not reported. We develop estimates of claims incurred but not reported based upon the historical time it takes for a claim to be reported and historical claim amounts. While the time it takes for a claim to be reported has been declining, if claims are greater than we originally estimate, or if costs increase beyond what we have anticipated, our recorded reserves may not be sufficient, and it could have a significant impact on our operating results.
Income Taxes
We use the liability method of accounting for income taxes, which requires recognition of temporary differences between financial statement and income tax basis of assets and liabilities measured by enacted tax rates. We have recorded deferred tax assets for certain state operating loss carryforwards and nondeductible accruals. We established a valuation allowance related to certain of the state operating loss carryforward amounts in accordance with the provisions of FASB Statement No. 109, Accounting for Income Taxes. We continually review the adequacy of the valuation allowance and recognize the benefits of deferred tax assets if reassessment indicates that it is more likely than not that the deferred tax assets will be realized based on earnings forecasts in the respective tax locations. As of July 2, 2005, we had operating loss carryforwards of approximately $8.0 million for state tax purposes. The valuation allowance against the operating loss carryfowards was $146 thousand at July 2, 2005. These carryforwards expire at various intervals through 2020.
RECENT ACCOUNTING STANDARDS
In November 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 151 (“SFAS 151”), Inventory Costs. SFAS 151 amends the guidance in Accounting Research Bulletin No. 43, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). SFAS 151 requires that those items be recognized as current period charges and that the allocation of fixed production overheads to the cost of converting work in process to finished goods be based on the normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not expect the adoption of this statement to have a material impact on our financial statements.
In December 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004) (“Statement 123(R)”), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation (“Statement 123”). Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statements of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.
Statement 123(R) must be adopted for annual periods beginning after June 15, 2005. Statement 123(R) applies to new awards and to awards modified, repurchased, or cancelled after the required effective date, as well as to the unvested portion of awards outstanding as of the required effective date (“modified prospective application”). We adopted Statement 123(R) on July 3, 2005. We are currently evaluating the effect that the adoption of Statement 123(R) will have on our financial position and results of operations.
In March 2005, the Securities and Exchange Commission released SEC Staff Accounting Bulletin (“SAB”) No. 107, Share-Based Payment. SAB No. 107 provides the SEC staff’s position regarding the implementation of Statement 123(R). SAB No. 107 contains interpretive guidance related to the interaction between Statement 123(R) and certain SEC rules and regulations, as well as provides the staff’s views regarding the valuation of share-based payment transactions. We are currently evaluating the effects that the adoption of SAB No. 107 will have on our financial position and will be incorporating it as part of our adoption of Statement 123(R).
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Commodity Risk Sensitivity
On January 5, 2005, in conjunction with the sale of our yarn spinning facility in Edgefield, South Carolina, we entered into a five-year agreement with Parkdale to supply our yarn requirements. During this five-year period, we will purchase from Parkdale all yarn required by Delta Apparel and our wholly owned subsidiary, M. J. Soffe Co., for use in our manufacturing operations (excluding yarns that Parkdale did not manufacture as of the date of the agreement in the ordinary course of its business or due to temporary Parkdale capacity restraints). The purchase price of yarn is based upon the cost of cotton plus a fixed conversion cost. Thus, we are subject to the commodity risk of cotton prices and cotton price movements which could result in unfavorable yarn pricing for us. We fix the cotton prices as a component of the purchase price of yarn with Parkdale, pursuant to the supply agreement, in advance of the shipment of finished yarn from Parkdale. Prices are set according to prevailing prices, as reported by the New York Cotton Exchange, at the time we elect to fix specific cotton prices.
Yarn with respect to which we have fixed cotton prices at July 2, 2005 was valued at $38.0 million, and is scheduled for delivery between July 2005 and June 2006. At July 2, 2005, a 10% decline in the market price of the cotton covered by our fixed price yarn would have had a negative impact of approximately $2.6 million on the value of the yarn.
We may use derivatives, including cotton option contracts, to manage our exposure to movements in commodity prices. We do not designate our options as hedge instruments upon inception. Accordingly, we mark to market changes in the fair market value of the options as other expense (income) in the statements of income. We did not own any cotton options contracts on July 2, 2005.
Interest Rate Sensitivity
Our credit agreements provide that the outstanding amounts owed shall bear interest at variable rates. If the amount of outstanding indebtedness at July 2, 2005 under the revolving credit facilities had been outstanding during the entire year and the interest rate on this outstanding indebtedness were increased by 100 basis points, our expense would have increased by approximately $323,000, or 10.7%, for the fiscal year. This compares to an increase of $433,000, or 9.3%, for the 2004 fiscal year based on the outstanding indebtedness at July 3, 2004. The actual increase in interest expense resulting from a change in interest rates would depend on the magnitude of the increase in rates and the average principal balance outstanding.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Our consolidated financial statements for each of the fiscal years in the three-year period ended July 2, 2005, together with the Report of Independent Registered Public Accounting Firm thereon, are included in this report commencing on page F-1 and are listed under Part IV, Item 15 in this report.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.
ITEM 9A. CONTROLS AND PROCEDURES
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of July 2, 2005 and, based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective.
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
There was no change in our internal control over financial reporting during the fourth quarter of fiscal year 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
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
Set forth in the table below is certain information about securities issuable under our equity compensation plans as of July 2, 2005.

Number of securities
		Weighted-average	remaining available for
	Number of securities to	exercise price of	future issuance under equity
	be issued upon exercise	outstanding	compensation plans
	of outstanding options,	options, warrants	(excluding securities
Plan Category	warrants and rights *	and rights *	reflected in column (a)) *
	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	—	—

Equity compensation plans not approved by security holders	252,902	$7.07	1,504,758

Total	252,902	$7.07	1,504,758

*	Adjusted to reflect 2-for-1 stock split effective as of May 31, 2005
Under the Stock Option Plan, options may be granted covering up to 2,000,000 shares of common stock. Options are granted by the compensation grants committee of our board of directors to our officers and key and middle level executives for the purchase of our stock at prices not less than the fair market value of the shares on the dates of grant.
Under the Incentive Stock Award Plan, the compensation grants committee of our board of directors has the discretion to grant awards for up to an aggregate maximum of 800,000 common shares. The Award Plan authorizes the committee to grant to our officers and key and middle level executives rights to acquire common shares at a cash purchase price of $0.01 per share.

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
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1) and (2) Financial Statements and Financial Statement Schedules
•	Report of Independent Registered Public Accounting Firm.

•	Consolidated Balance Sheets as of July 2, 2005 and July 3, 2004.

•	Consolidated Statements of Income for the years ended July 2, 2005, July 3 2004 and June 28, 2003.

•	Consolidated Statements of Shareholders’ Equity for the years ended July 2, 2005, July 3, 2004 and June 28, 2003.

•	Consolidated Statements of Cash Flows for the years ended July 2, 2005, July 3, 2004 and June 28, 2003.

•	Notes to Consolidated Financial Statements.
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
     2.2.1 First Amendment to Amended and Restated Stock Purchase Agreement dated as of November 10, 2004 among Delta Apparel, Inc., M. J. Soffe Co., James F. Soffe, John D. Soffe, and Anthony M. Cimaglia: Incorporated by reference to Exhibit 2.2.1 to the Company’s Form 10-Q filed on February 9, 2005.
     2.3 Asset Purchase Agreement dated as of November 18, 2004 between Delta Apparel, Inc. and Parkdale America, LLC (excluding schedules and exhibits): Incorporated by reference to Exhibit 2.3 to the Company’s Form 10-Q filed on February 9, 2005.
     2.3.1 First Amendment to the Asset Purchase Agreement dated as of December 31, 2004 between Delta Apparel, Inc. and Parkdale America, LLC: Incorporated by reference to Exhibit 2.3.1 to the Company’s Form 10-Q filed on February 9, 2005.
     2.4 Asset Purchase Agreement dated as of August 22, 2005 among Delta Apparel, Inc., Junkfood Clothing Company, Liquid Blaino Designs, Inc. d/b/a Junkfood Clothing, Natalie Grof, and Blaine Halvorson (excluding schedules and exhibits): Incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on August 26, 2005.

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
     3.2.1 Bylaws of the Company: Incorporated by reference to Exhibit 3.2.1 to the Company’s Form 10.
     3.2.2 Amendment to Bylaws of the Company adopted January 20, 2000: Incorporated by reference to Exhibit 3.2.2 to the Company’s Form 10.
     3.2.3 Amendment to Bylaws of the Company adopted February 17, 2000: Incorporated by reference to Exhibit 3.2.3 to the Company’s Form 10.
     3.2.4 Amendment to Bylaws of the Company adopted June 6, 2000: Incorporated by reference to Exhibit 3.2.4 to the Company’s Form 10.
     4.1. See Exhibits 3.1.1, 3.1.2, 3.2.1, 3.2.2, 3.2.3, 3.2.4, and 10.2 through 10.18, inclusive.
     4.2. Specimen certificate for common stock, par value $0.01 per share, of the Company: Incorporated by reference to Exhibit 4.2 to the Company’s Form 10.
     10.1. See Exhibits 2.1, 2.2, 2.2.1, 2.3, 2.3.1, and 2.4.
     10.2 Amended and Restated Loan and Security Agreement dated as of October 3, 2003 among Delta Apparel, Inc., Congress Financial Corporation (Southern), as Agent, and certain financial institutions named therein, as Lenders: Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on October 17, 2003.
     10.2.1 Second Amendment to Amended and Restate Loan and Security Agreement dated as of November 8, 2004 among Delta Apparel, Inc., Congress Financial Corporation (Southern), as Agent, and certain financial institutions named therein, as Lenders: Incorporated by reference to Exhibit 10.2.1 to the Company’s Form 10-Q filed on November 10, 2004.
     10.2.2 Third Amendment to Amended and Restated Loan and Security Agreement dated as of January 6, 2005 among Delta Apparel, Inc., Wachovia Bank, N. A., as Agent, and certain financial institutions named therein, as Lenders: Incorporated by reference to Exhibit 10.2.2 to the Company’s Form 10-Q filed as of February 9, 2005.
     10.3 Loan and Security Agreement dated as of October 3, 2003 among MJS Acquisition Company, Congress Financial Corporation (Southern), as Agent, and certain financial institutions named therein, as Lenders: Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on October 17, 2003.
     10.4 Second Amended and Restated Loan and Security Agreement dated as of August 22, 2005 among Delta Apparel, Inc., Junkfood Clothing Company, M. J. Soffe Co., Wachovia Bank, National Association, as Agent, and the financial institutions named therein as Lenders: Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on August 26, 2005.
     10.5 General Security Agreement of MJS Acquisition Company and SAIM, LLC in favor of Congress Financial Corporation (Southern), as Agent, dated as of October 3, 2003: Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on October 17, 2003.
     10.6 General Security Agreement of Delta Apparel, Inc. and SAIM, LLC in favor of Congress Financial Corporation (Southern), as Agent, dated as of October 3, 2003: Incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on October 17, 2003.
     10.7 Trademark Security Agreement dated as of October 3, 2003 between MJS Acquisition Company and Congress Financial Corporation (Southern), as Agent: Incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K filed on October 17, 2003.
     10.8 Form of Deed of Trust of M. J. Soffe Co. in favor of Congress Financial Corporation (Southern), as Agent, dated as of October 3, 2003: Incorporated by reference to Exhibit 10.6 to the Company’s Form 8-K filed on October 17, 2003.
     10.9 Stock Pledge Agreement dated as of October 3, 2003 by and among Delta Apparel, Inc., MJS Acquisition

Company, and Congress Financial Corporation (Southern), as Agent: Incorporated by reference to Exhibit 10.7 to the Company’s Form 8-K filed on October 17, 2003.
     10.10 Guarantee of MJS Acquisition Company and SAIM, LLC in favor of Congress Financial Corporation (Southern), as Agent, dated as of October 3, 2003: Incorporated by reference to Exhibit 10.8 to the Company’s Form 8-K filed on October 17, 2003.
     10.11 Guarantee of Delta Apparel, Inc. and SAIM, LLC in favor of Congress Financial Corporation (Southern), as Agent, dated as of October 3, 2003: Incorporated by reference to Exhibit 10.9 to the Company’s Form 8-K filed on October 17, 2003.
     10.12 Collateral Assignment of Purchase Agreements dated as of October 3, 2003 by and among Delta Apparel, Inc., MJS Acquisition Company, and Congress Financial Corporation (Southern), as Agent: Incorporated by reference to Exhibit 10.10 to the Company’s Form 8-K filed on October 17, 2003.
     10.13 Subordination Agreement dated as of October 3, 2003 by and among Delta Apparel, Inc., MJS Acquisition Company, James F. Soffe, John D. Soffe, Anthony M. Cimaglia, and Congress Financial Corporation (Southern), as Agent: Incorporated by reference to Exhibit 10.11 to the Company’s Form 8-K filed on October 17, 2003.
     10.14 Promissory Note of MJS Acquisition Company issued to James F. Soffe, John D. Soffe, and Anthony M. Cimaglia dated as of October 3, 2003: Incorporated by reference to Exhibit 10.12 to the Company’s Form 8-K filed on October 17, 2003.
     10.15 Security Agreement of MJS Acquisition Company in favor of James F. Soffe, John D. Soffe, and Anthony M. Cimaglia dated as of October 3, 2003: Incorporated by reference to Exhibit 10.13 to the Company’s Form 8-K filed on October 17, 2003.
     10.16 Form of Deed of Trust, Assignment of Rents and Security Agreement of M. J. Soffe Co. in favor of James F. Soffe, John D. Soffe, and Anthony M. Cimaglia dated as of October 3, 2003: Incorporated by reference to Exhibit 10.14 to the Company’s Form 8-K filed on October 17, 2003.
     10.17 Guaranty of Delta Apparel, Inc. in favor of James F. Soffe, John D. Soffe, and Anthony M. Cimaglia dated as of October 3, 2003: Incorporated by reference to Exhibit 10.15 to the Company’s Form 8-K filed on October 17, 2003.
     10.18 Pledge Agreement of Delta Apparel, Inc. in favor of James F. Soffe, John D. Soffe, and Anthony M. Cimaglia dated as of October 3, 2003: Incorporated by reference to Exhibit 10.16 to the Company’s Form 8-K filed on October 17, 2003.
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
     10.21 Employment and Non-Solicitation Agreement dated as of October 3, 2003 among Delta Apparel, Inc., M. J. Soffe Co., and Anthony M. Cimaglia: Incorporated by reference to Exhibit 10.19 to the Company’s Form 8-K filed on October 17, 2003.
     10.22 Real Estate Exchange Contract dated as of October 3, 2003 between MJS Acquisition Company and Middle Road Properties, LLC: Incorporated by reference to Exhibit 10.20 to the Company’s Form 8-K filed on October 17, 2003.
     10.23 Industrial Lease Agreement dated as of October 3, 2003 between M. J. Soffe Co. and Middle Road Properties, LLC: Incorporated by reference to Exhibit 10.21 to the Company’s Form 8-K filed on October 17, 2003.
     10.24 Employment Agreement between Delta Apparel, Inc. and Herbert M. Mueller dated September 30, 2003: Incorporated by reference to Exhibit 10.22 to the Company’s Form 10-Q filed on November 5, 2003.**
     10.25 Employment Agreement between Delta Apparel, Inc. and Martha M. Watson dated September 30, 2003:

Incorporated by reference to Exhibit 10.23 to the Company’s Form 10-Q filed on November 5, 2003.**
     10.26 Delta Apparel, Inc. 2000 Stock Option Plan, Effective as of February 15, 2000, Amended & Restated March 15, 2000: Incorporated by reference to Exhibit 10.4 to the Company’s Form 10.**
     10.27 Delta Apparel, Inc. Incentive Stock Award Plan, Effective February 15, 20P0, Amended & Restated March 15, 2000: Incorporated by reference to Exhibit 10.5 to the Company’s Form 10.**
     10.28 Delta Apparel, Inc. Deferred Compensation Plan for Key Managers: Incorporated by reference to Exhibit 10.6 to the Company’s Form 10.**
     10.29 Yarn Supply Agreement dated as of January 5, 2005 between Delta Apparel, Inc. and Parkdale Mills, LLC and Parkdale America, LLC: Incorporated by reference to Exhibit 10.29 to the Company’s Form 10-Q filed on February 9, 2005.
     10.30 Delta Apparel, Inc. 2004 Non-Employee Director Stock Plan: Incorporated by reference to Exhibit 10.30 to the Company’s Form 10-Q filed on May 16, 2005.
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
(b) Exhibits
     See Item 15(a)(3) above.
(c) Schedules
     See information under (a)(1) and (2) of Item 15.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DELTA APPAREL, INC.
(Registrant)

September 9, 2005	By: /s/ Herbert M. Mueller

Date	Herbert M. Mueller
Vice President, Chief Financial
Officer and Treasurer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and as of the dates indicated.

/s/ David S. Fraser	9-14-05	/s/ Philip J. Mazzilli, Jr.	9-14-05

David S. Fraser Director	Date	Philip J. Mazzilli, Jr. Director	Date

/s/ William F. Garrett	9-14-05	/s/ Buck A. Mickel	9-13-05

William F. Garrett	Date	Buck A. Mickel	Date
Director		Director

/s/ Robert W. Humphreys	9-9-05	/s/ Herbert M. Mueller	9-9-05

Robert W. Humphreys	Date	Herbert M. Mueller	Date
President, Chief		Vice President, Chief Financial
Executive Officer		Officer & Treasurer (principal
and Director		financial officer and principal
accounting officer)

/s/ Max Lennon	9-14-05	/s/ David Peterson	9-16-05

Max Lennon	Date	David Peterson	Date
Director		Director

/s/ E. Erwin Maddrey, II	9-13-05

E. Erwin Maddrey, II	Date
Director

Delta Apparel, Inc and Subsidiaries

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of Delta Apparel, Inc.
We have audited the accompanying consolidated balance sheets of Delta Apparel, Inc. and subsidiaries (the “Company”) as of July 2, 2005 and July 3, 2004, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended July 2, 2005. Our audits also included the financial statement schedule listed in the index of Item 15 (a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at July 2, 2005 and July 3, 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended July 2, 2005, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule for the three years ended July 2, 2005, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP

Atlanta, Georgia
August 26, 2005

Delta Apparel, Inc. and Subsidiaries
Consolidated Balance Sheets
(Amounts in thousands, except share amounts)

	July 2, 2005	July 3, 2004
Assets
Current assets:
Cash	$298	$333
Accounts receivable, net	35,295	37,302
Other receivables	1,316	1,308
Inventories	99,026	105,888
Prepaid expenses and other current assets	1,968	1,616
Deferred income taxes	1,252	1,075

Total current assets	139,155	147,522

Property, plant and equipment, net	19,950	19,529
Deferred income taxes	—	178
Other assets	409	2,150

	$159,514	$169,379

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$19,868	$16,036
Accrued expenses	16,832	14,475
Current portion of long-term debt	15,065	20,810
Income taxes payable	480	1,793

Total current liabilities	52,245	53,114

Long-term debt	17,236	29,246
Deferred income taxes	171	—
Other liabilities	3,398	11,527

Total liabilities	73,050	93,887

Commitments and contingencies

Shareholders’ equity:
Preferred stock—2,000,000 shares authorized, none issued and outstanding	—	—
Common stock *—par value $.01 a share, 15,000,000 shares authorized, 9,646,972 shares issued, and 8,522,052 and 8,272,518 shares outstanding as of July 2, 2005 and July 3, 2004, respectively	96	96
Additional paid-in capital	53,867	53,867
Retained earnings	39,106	29,425
Treasury stock *—1,124,920 and 1,374,454 shares as of July 2, 2005 and July 3, 2004, respectively	(6,605)	(7,896)

Total shareholders’ equity	86,464	75,492

	$159,514	$169,379

*	Adjusted to reflect 2-for-1 stock split effective as of May 31, 2005
See accompanying notes to consolidated financial statements.

Delta Apparel, Inc. and Subsidiaries
Consolidated Statements of Income
(Amounts in thousands, except share amounts)

	Year Ended
	July 2, 2005	July 3, 2004	June 28, 2003
Net sales	$228,065	$208,113	$129,521
Cost of goods sold	174,156	159,852	105,552

Gross profit	53,909	48,261	23,969

Selling, general and administrative expenses	37,881	31,043	13,220
Other (income) expense	(4,117)	192	194

Operating income	20,145	17,026	10,555

Interest expense, net	3,022	2,622	732

Income before income taxes	17,123	14,404	9,823

Income tax expense	5,880	4,674	3,760

Net income	$11,243	$9,730	$6,063

Earnings per share *
Basic	$1.35	$1.19	$0.75
Diluted	$1.33	$1.16	$0.73

Weighted average number of shares outstanding *	8,355	8,156	8,090
Dilutive effect of stock options *	108	220	263

Weighted average number of shares assuming dilution *	8,463	8,376	8,353

Cash dividends declared per common share *	$0.145	$0.125	$0.105

*	Adjusted to reflect 2-for-1 stock split effective as of May 31, 2005
See accompanying notes to consolidated financial statements.

Delta Apparel, Inc. and Subsidiaries
Consolidated Statements of Shareholders’ Equity
(Amounts in thousands, except share amounts)

			Additional
	Common Stock		Paid-In	Retained	Treasury Stock
	Shares	Amount	Capital	Earnings	Shares	Amount	Total

Balance at June 29, 2002	4,823,486	$48	$53,889	$15,912	794,184	$(8,571)	$61,278
Net income	—	—	—	6,063	—	—	6,063
Treasury stock acquired	—	—	—	—	130,204	(1,919)	(1,919)
Stock grant	—	—	—	7	(2,012)	22	29
Stock options exercised under Awards Plan	—	—	—	281	(71,720)	791	1,072
Stock options exercised under Option Plan	—	—	—	(403)	(64,250)	702	299
Cash dividend ($.21 per share)	—	—	—	(853)	—	—	(853)

Balance at June 28, 2003	4,823,486	48	53,889	21,007	786,406	(8,975)	65,969
Net income	—	—	—	9,730	—	—	9,730
Treasury stock acquired	—	—	—	—	7,853	(148)	(148)
Stock grant	—	—	—	10	(2,422)	27	37
Stock options exercised under Awards Plan	—	—	—	294	(24,360)	280	574
Stock options exercised under Option Plan	—	—	—	(547)	(80,250)	920	373
Stock exchange share listing fees	—	—	(22)	—	—	—	(22)
Cash dividend ($.25 per share)	—	—	—	(1,021)	—	—	(1,021)

Balance at July 3, 2004	4,823,486	48	53,867	29,473	687,227	(7,896)	75,492
Net income	—	—	—	11,243	—	—	11,243
Treasury stock acquired	—	—	—	—	9,705	(261)	(261)
Stock grant	—	—	—	31	(2,422)	28	59
Stock options exercised under Awards Plan	—	—	—	344	(23,800)	279	623
Stock options exercised under Option Plan	—	—	—	(723)	(108,250)	1,245	522
Cash dividend ($.25 per share)	—	—	—	(1,214)	—	—	(1,214)
2-for-1 stock split (See Note 16)	4,823,486	48	—	(48)	562,460	—	—

Balance at July 2, 2005	9,646,972	$96	$53,867	$39,106	1,124,920	$(6,605)	$86,464

See accompanying notes to consolidated financial statements.

Delta Apparel, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Amounts in thousands)

	Year Ended
	July 2, 2005	July 3, 2004	June 28, 2003
Operating activities:
Net income	$11,243	$9,730	$6,063
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	4,289	4,561	5,506
Provision for (benefit from) deferred income taxes	1,685	(1,224)	961
Provision for (benefit from) allowances on accounts receivable, net	728	(1,104)	11
Noncash compensation	1,864	1,835	1,251
(Gain) loss on sale of property and equipment	(4,036)	192	78
Changes in operating assets and liabilities:
Accounts receivable	1,271	(2,258)	605
Inventories	6,862	(6,850)	(11,691)
Prepaid expenses and other current assets	(352)	291	146
Other noncurrent assets	1,741	1,992	(51)
Accounts payable	3,832	2,153	(456)
Accrued expenses	1,175	1,724	(1,380)
Income taxes	(2,826)	2,722	(2,294)
Other liabilities	(8,129)	(447)	295

Net cash provided by (used in) operating activities	19,347	13,317	(956)

Investing activities:
Purchases of property, plant and equipment	(10,968)	(2,209)	(4,704)
Proceeds from sale of property, plant and equipment	10,294	4	35
Cash paid for business, net of cash received	—	(51,520)	—

Net cash used in investing activities	(674)	(53,725)	(4,669)

Financing activities:
(Repayment of) proceeds from Soffe revolving credit facility, net	(5,428)	18,374	—
Proceeds from long-term debt	41,302	44,164	47,310
Repayment of long-term debt	(53,629)	(21,183)	(43,111)
Dividends paid	(1,214)	(1,021)	(853)
Stock exchange listing fees	—	(22)	—
Treasury stock acquired	(261)	(148)	(1,919)
Proceeds from exercise of stock options	522	374	299

Net cash (used in) provided by financing activities	(18,708)	40,538	1,726

(Decrease) increase in cash	(35)	130	(3,899)

Cash at beginning of year	333	203	4,102

Cash at end of year	$298	$333	$203

Supplemental cash flow information:
Cash paid during the year for interest	$2,811	$2,133	$512

Cash paid during the year for income taxes	$8,192	$3,177	$5,102

Noncash financing activity—issuance of common stock	$682	$610	$1,101

See accompanying notes to consolidated financial statements.

Delta Apparel, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands)
NOTE 1—THE COMPANY
We are a marketer, designer, manufacturer and distributor of high quality branded and private label apparel. We specialize in selling a variety of casual and athletic tops and bottoms, embellished and unembellished T-shirts, and fleece products for the ever-changing apparel market. Our products are sold to department stores, sporting goods stores, screen printers and private label accounts. In addition, certain products are sold in college bookstores and to the U.S. Military. Our distribution facilities are located throughout the United States to serve our customers. We design and manufacture the majority of our products ourselves, allowing us to provide our customers consistent, high quality products. Our manufacturing operations are located in the Southeastern United States, Honduras, Mexico and Costa Rica. In addition, we use foreign and domestic contractors as additional sources of production.
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
We manage our business in two distinct segments: activewear apparel (formerly the Delta segment) and retail-ready apparel (formerly the Soffe segment). Although the two segments are similar in their production processes and regulatory environment, they are distinct in their economic characteristics, products and distribution methods.
(b) Fiscal Year: We operate on a 52-53 week fiscal year ending on the Saturday closest to June 30. The 2005 fiscal year was a 52-week year and ended on July 2, 2005. The 2004 fiscal year was a 53-week year and ended on July 3, 2004. The 2003 fiscal year was a 52-week year and ended on June 28, 2003.
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
(d) Revenue Recognition: We recognize sales when the following criteria are met: persuasive evidence of an agreement exists, title has transferred to the customer, the price to the buyer is fixed and determinable and collectibility is reasonably assured. Shipping and handling charges billed to our customers are included in net revenue, and the related shipping and handling costs are included in cost of goods sold.
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
(h) Property, Plant and Equipment: Property, plant and equipment are stated at cost. We depreciate and amortize our assets on a straight-line method over the estimated useful lives of the assets, which range from three to twenty years. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the improvements. Assets that we acquire under non-cancelable leases that meet the criteria of capital leases are capitalized in property, plant and equipment and depreciated over the useful life of the related assets. When we retire or dispose of assets, the costs and accumulated depreciation or amortization are removed from the respective accounts and we recognize any related gain or loss. Repairs and maintenance are charged to expense when incurred. Major replacements that substantially extend the useful life of an asset are capitalized and depreciated.
(i) Impairment of Long-Lived Assets: In accordance with Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, our long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. When evaluating assets for potential impairment, we would compare the carrying amount of the asset to the undiscounted future net cash flows expected to be generated by the asset. If impairment is indicated, the asset would be permanently written down to its estimated fair market value (based upon future discounted cash flows) and an impairment loss would be recognized.
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
(l) Selling, General and Administrative Expense: We include in selling, general and administrative expenses, costs incurred subsequent to the receipt of finished goods at our distribution facilities, such as the cost of stocking, warehousing, picking and packing, and shipping goods for delivery to our customers. Distribution costs included in selling, general and administrative expenses totaled $9,073, $7,426 and $3,808 in fiscal year 2005, 2004 and 2003, respectively. The retail-ready apparel segment was included in our results beginning on October 3, 2004. In addition, selling, general and administrative expenses include costs related to sales associates, administrative personnel cost, advertising and marketing expenses, royalty payments on licensed products and general and administrative expenses.
(m) Advertising Costs: All costs associated with advertising and promoting our products are expensed during the year in which they are incurred and are included in selling, general and administrative expenses in the consolidated statements of income. We participate in cooperative advertising programs with our customers. Depending on the customer, our defined cooperative programs allow the customer to use from 1% to 4% of its net purchases from us towards advertisements of our products. As our products are being specifically advertised, we are receiving an identifiable benefit resulting from the consideration for cooperative advertising. Therefore, pursuant to Emerging Issues Task Force 01-9, we record our cooperative advertising costs as a selling expense based on the net sales sold under the cooperative program and the related cooperative advertising reserve balances are recorded as accrued liabilities. Advertising costs total $3,860, $2,961, and $977 in fiscal year 2005, 2004 and 2003, respectively. Included in these costs were $1,303, $1,040 and $63 in fiscal year 2005, 2004 and 2003, respectively, related to our cooperative advertising programs.
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
(p) Yarn and Cotton Procurements: On January 5, 2005, in conjunction with the sale of our yarn spinning facility in Edgefield, South Carolina, we entered into a five-year agreement with Parkdale to supply our yarn requirements. During this five-year period, we will purchase from Parkdale all yarn required by Delta Apparel and our wholly owned subsidiary, M. J. Soffe Co., for use in our manufacturing operations (excluding yarns that Parkdale did not manufacture as of the date of the agreement in the ordinary course of its business or due to temporary Parkdale capacity restraints). The purchase price of yarn is based upon the cost of cotton plus a fixed conversion cost. Thus, we are subject to the commodity risk of cotton prices and cotton price movements which could result in unfavorable yarn pricing for us. We fix the cotton prices as a component of the purchase price of yarn with Parkdale, pursuant to the supply agreement, in advance of the shipment of finished yarn from Parkdale. Prices are set according to prevailing prices, as reported by the New York Cotton Exchange, at the time we elect to fix specific cotton prices.
Prior to the sale of our yarn spinning facility on January 5, 2005, we contracted to buy cotton with future delivery dates at fixed prices in order to reduce the effects of fluctuations in the prices of cotton used in the manufacture of our products. These contracts permitted settlement by delivery and were not used for trading purposes. We committed to fixed prices on a percentage of our cotton requirements up to eighteen months in the future. The contracts were considered a normal purchase and the fair value of the contracts were not recorded on the balance sheet. If market prices for cotton fell below our committed fixed costs and we estimated that the costs of cotton were not recoverable in future sales of finished goods, the differential was charged to income at that time.
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

	Year Ended
	July 2,	July 3,	June 28,
	2005	2004	2003
Net income, as reported	$11,243	$9,730	$6,063

Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	705	702	458

Deduct: Total stock-based employee compensation expense determined under fair value based method for all options and awards, net of related tax effects	(1,146)	(825)	(571)

Pro forma net income	$10,802	$9,607	$5,950

Earnings per share *:
Basic—as reported	$1.35	$1.19	$0.75
Basic—pro forma	$1.29	$1.18	$0.74

Diluted—as reported	$1.33	$1.16	$0.73
Diluted—pro forma	$1.28	$1.15	$0.71

*	Adjusted to reflect 2-for-1 stock split effective as of May 31, 2005

(r) Comprehensive Income: Other than immaterial foreign currency translation adjustments, we did not have any items of Other Comprehensive Income in fiscal years 2005, 2004 or 2003.
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
(t) Derivatives: From time to time, we enter into forward contracts, option agreements or other instruments to limit our exposure to fluctuations in raw material prices with respect to cotton purchases. We determine at inception whether the derivative instruments will be accounted for as hedges. No option agreements were purchased during fiscal year 2005. All option agreements purchased during fiscal years 2004 and 2003 were derivative instruments but were not accounted for as hedges. As such, on a quarterly basis we marked to market the option agreements. Adjustments to the fair market value were recorded as a component of other income and expense in the statements of income. There were no outstanding derivative instruments at July 2, 2005 or July 3, 2004.
(u) Reclassifications: We have made certain reclassifications to the presentation of prior year results in order to conform to the current period presentation.
(v) Recent Accounting Pronouncements: In November 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 151 (“SFAS 151”), Inventory Costs. SFAS 151 amends the guidance in Accounting Research Bulletin No. 43, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). SFAS 151 requires that those items be recognized as current period charges and that the allocation of fixed production overheads to the cost of converting work in process to finished goods be based on the normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not expect the adoption of this statement to have a material impact on our financial statements.
In December 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statements of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.
Statement 123(R) must be adopted for annual periods beginning after June 15, 2005. Statement 123(R) applies to new awards and to awards modified, repurchased, or cancelled after the required effective date, as well as to the unvested portion of awards outstanding as of the required effective date (“modified prospective application”). We expect to adopt Statement 123(R) on July 3, 2005. We are currently evaluating the effect that the adoption of Statement 123(R) will have on our financial position and results of operations (see Note 2 (q)).
In March 2005, the Securities and Exchange Commission released SEC Staff Accounting Bulletin (“SAB”) No. 107, Share-Based Payment. SAB No. 107 provides the SEC staff’s position regarding the implementation of Statement 123(R). SAB No. 107 contains interpretive guidance related to the interaction between Statement 123(R) and certain SEC rules and regulations, as well as provides the staff’s views regarding the valuation of share-based payment transactions. We are currently evaluating the effects that the adoption of SAB No. 107 will have on our financial position and will be incorporating it as part of our adoption of Statement 123(R).
NOTE 3—INVENTORIES
Inventories consist of the following:

	July 2,	July 3,
	2005	2004
Raw materials	$4,496	$5,406
Work in process	21,231	26,540
Finished goods	73,299	73,942

	$99,026	$105,888

Raw materials at July 3, 2004 included raw cotton for the activewear apparel segment and finished yarn for the retail-ready apparel segment. In addition, it included direct materials for both segments. On December 27, 2004, we sold our entire inventory located at our yarn manufacturing facility in Edgefield, South Carolina to Parkdale (see Note 7). Prior to the sale, raw cotton was the primary raw material in the activewear apparel segment. Subsequent to the sale, finished yarn became our primary raw material in both the activewear apparel and retail-ready apparel segments. Therefore, raw materials at July 2, 2005 included finished yarn and direct materials for both the activewear apparel and retail-ready apparel segments.
NOTE 4—PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consist of the following:

	Estimated	July 2,	July 3,
	Useful Life	2005	2004
Land and land improvements	N/A	$1,354	$1,356
Buildings	10-20 years	8,701	9,560
Machinery and equipment	5-15 years	35,912	43,831
Computers and software	3 years	5,138	4,894
Furniture and fixtures	7 years	2,540	1,057
Leasehold improvements	3-10 years	987	862
Automobiles	5 years	205	234
Construction in progress	N/A	899	814

		55,736	62,608
Less accumulated depreciation and amortization		(35,786)	(43,079)

		$19,950	$19,529

NOTE 5—ACCRUED EXPENSES
Accrued expenses consist of the following:

	July 2,	July 3,
	2005	2004
Accrued employee compensation and benefits	$9,832	$8,742
Taxes accrued and withheld	992	263
Accrued insurance	1,347	1,442
Accrued advertising	470	527
Accrued contingent earnout payments	1,533	1,228
Other	2,658	2,273

	$16,832	$14,475

NOTE 6—LONG-TERM DEBT
Long-term debt consists of the following:

	July 2,	July 3,
	2005	2004
Revolving credit facilities secured by receivables, inventory and property and equipment, interest at prime rate or LIBOR rate plus an applicable margin (5.533% at July 2, 2005) due October 3, 2006	$27,101	$43,256

Seller note, interest at 8% payable monthly, principal amounts due in quarterly installments of $400 with final payment due October 1, 2008	5,200	6,800

	32,301	50,056
Less current installments	15,065	20,810

Long-term debt, excluding current installments	$17,236	$29,246

On October 3, 2003, we entered into an Amended and Restated Loan and Security Agreement with Congress Financial Corporation (Southern), pursuant to which our existing line of credit (the “Delta Facility”) was increased to $40 million.

Also on October 3, 2003, MJS Acquisition Company, which changed its name to M. J. Soffe Co., entered into a Loan and Security Agreement with Congress Financial Corporation (Southern) which provides M. J. Soffe Co. with a $38.5 million line of credit (the “Soffe Facility”). Together, the Delta Facility and the Soffe Facility provide for lines of credit in an aggregate amount of $78.5 million. All loans under the credit agreements bear interest at rates based on an adjusted LIBOR rate plus an applicable margin or a bank’s prime rate plus an applicable margin. The Delta Facility and the Soffe Facility are secured by a first priority lien on all of the assets of Delta Apparel and M. J. Soffe Co. Delta Apparel is a guarantor of the Soffe Facility, and M. J. Soffe Co. is a guarantor of the Delta Facility. M. J. Soffe Co. has the option to increase the Soffe Facility from $38.5 million to $41.0 million, provided that no event of default exists under the facility. The restricted net assets of M. J. Soffe Co. do not exceed 25% of the consolidated net assets as of July 2, 2005.
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
Within each of the credit facilities, there is a Fixed Asset Loan Amortization Amount requiring monthly installment payments, which reduce the amount of availability under each credit facility. The Fixed Asset Loan Amortization Amount for the Delta Facility was $10.0 million initially, and through the Amendments was adjusted to $5.0 million. At July 2, 2005, the Delta Facility Fixed Asset Loan Amortization Amount was $1.5 million. The Fixed Asset Loan Amortization Amount for the Soffe Facility was $8.5 million initially and $6.0 million at July 2, 2005.
Under the combined credit facilities, after subtracting the Fixed Asset Loan Amortization Amounts, we are able to borrow up to $60.0 million subject to borrowing base limitations based on the accounts receivable and inventory levels. Annual facility fees are .25% of the amount by which $60.0 million exceeds the average daily principal balance of the outstanding loans and letter of credit accommodations during the immediately preceding month. At July 2, 2005 we had the ability to borrow an additional $37.5 million under the combined credit facilities.
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
In addition to the credit facilities with Wachovia Bank, National Association, we have a seller note payable to the former Soffe shareholders pursuant to the Stock Purchase Agreement dated as of October 3, 2003. The $8.0 million seller note is payable in equal quarterly payments through September 30, 2006. At July 2, 2005, we had $5.2 million outstanding under the note at an interest rate of 8.0%.
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
The aggregate maturities of debt are as follows:

Fiscal Year
2006	$15,065
2007	15,236
2008	1,600
2009	400
2010	—
Thereafter	—

$32,301

On August 22, 2003, we refinanced the Delta Facility and consolidated the Soffe Facility with it (see Note 17).
NOTE 7—SALE OF YARN MANUFACTURING PLANT
On January 5, 2005, we completed the sale of our yarn manufacturing plant in Edgefield, South Carolina to Parkdale America, LLC for $10 million in cash. In conjunction with the sale transaction, we entered into a five-year agreement with Parkdale to supply our yarn requirements. During this five-year period, we will purchase exclusively from Parkdale all yarn required by Delta Apparel and our wholly owned subsidiary, M. J. Soffe Co., for use in our manufacturing operations (excluding yarns that Parkdale did not manufacture as of the date of the agreement in the ordinary course of its business). The purchase price of yarn is based upon the cost of cotton plus a fixed conversion cost.
The sale of the Edgefield Plant resulted in a pre-tax financial gain of $3.6 million, or estimated after-tax gain of $0.26 per diluted share.
NOTE 8—INCOME TAXES
The provision for income taxes consisted of:

	Year ended
	July 2,	July 3,	June 28,
	2005	2004	2003
Current:
Federal	$3,458	$5,049	$2,405
State	681	658	304
Foreign	56	191	90

Total current	4,195	5,898	2,799

Deferred:
Federal	1,270	(1,221)	811
State	415	(3)	150

Total deferred	1,685	(1,224)	961

Income tax expense	$5,880	$4,674	$3,760

A reconciliation between actual income tax expense and the income tax expense computed using the Federal statutory income tax rate of 35% is as follows:

	Year ended
	July 2,	July 3,	June 28,
	2005	2004	2003
Income tax expense at the statutory rate	$5,993	$5,041	$3,340
State income tax expense net of federal income tax effect	712	426	200
Nondeductible items in foreign jurisdictions	6	139	—
Reversal of liability associated with tax sharing agreement	—	(940)	—
Permanent reinvestment of foreign earnings	(909)	—	—
Valuation allowance adjustments	88	—	—
Nondeductible amortization and other permanent differences	43	79	(71)
Other	(53)	(71)	291

Income tax expense	$5,880	$4,674	$3,760

Significant components of our deferred tax assets and liabilities are as follows:

	July 2,	July 3,
	2005	2004
Deferred tax assets:
State net operating loss carryforward	$475	$487
Deferred compensation	—	2,160
Earnout provision	1,898	—
Currently nondeductible accruals	1,030	2,071

Gross deferred tax assets	3,403	4,718

Less valuation allowance	(146)	(58)

Net deferred tax assets	3,257	4,660

Deferred tax liabilities:
Depreciation	(1,574)	(1,510)
Undistributed earnings in foreign subsidiaries	—	(684)
Other	(602)	(1,213)

Gross deferred tax liabilities	(2,176)	(3,407)

Net deferred tax asset	$1,081	$1,253

As of July 2, 2005, we had operating loss carryforwards of approximately $8.0 million for state purposes. These carryforwards expire at various intervals through 2020. Our deferred tax asset related to state net operating loss carryforwards is reduced by a valuation allowance to result in deferred tax assets we consider more likely than not to be realized. The net change in the total valuation allowance for the year ended July 2, 2005 was an increase of $88. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.
During the year ended July 2, 2005, we decided to indefinitely reinvest our foreign earnings in Honduras. Therefore, we reversed the $0.7 million tax liability associated with the foreign earnings, as no provision for the U. S. federal and state tax ramifications of repatriating the earnings is necessary.
During the fiscal year ending June 30, 2001, we recorded a tax liability in the amount of approximately $0.9 million with respect to our tax sharing agreement between Delta Woodside Industries, Inc. (our former parent company) and the Company. During the fiscal year ended July 3, 2004, we determined that it was no longer probable that a tax liability might occur as a result of this tax sharing agreement and we reversed the $0.9 million tax liability that had been created at that time.
NOTE 9—LEASES
We have several non-cancelable operating leases primarily related to buildings, office equipment, machinery and equipment, and computer systems. Certain land and building leases have renewal options generally for periods ranging from 5 to 10 years.

Future minimum lease payments under non-cancelable operating leases as of July 2, 2005 were as follows:

Fiscal Year
2006	$4,440
2007	3,972
2008	3,576
2009	3,195
2010	2,986
Thereafter	7,711

$25,880

Rent expense for all operating leases was approximately $3,340, $2,955 and $1,727 for fiscal years 2005, 2004, and 2003, respectively.
NOTE 10—EMPLOYEE BENEFIT PLANS
We sponsor and maintain a 401(k) retirement savings plan (the “401(k) Plan”) for our employees who meet certain service and age requirements. The 401(k) Plan permits participants to make pre-tax contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code. The 401(k) Plan provides for us to make a guaranteed match of the employee’s contributions. We contributed approximately $450, $323 and $257 to the 401(k) Plan during fiscal years 2005, 2004 and 2003, respectively.
During fiscal year 2005, our Board of Directors terminated our nonqualified deferred compensation plans pursuant to the exit strategy guidelines of the American Jobs Creation Act of 2004. Deferred compensation plans had been maintained to permit certain management employees to defer a portion of their compensation. Under the deferred compensation plan available to the Delta employees, deferred compensation accounts were credited with interest at a fixed interest rate. Under the deferred compensation plan available for the Soffe employees, deemed investment earnings based upon the stock market were added to each participant’s account. We expensed approximately $450, $383 and $122 related to the deferred compensation plans during fiscal years 2005, 2004 and 2003, respectively. We terminated both deferred compensation plans in June 2005 for a total cash disbursement of $6.2 million, which was partially offset by $2.0 million received from the termination of life insurance policies that had been maintained in conjunction with the deferred compensation plans.
We provide postretirement life insurance benefits for certain retired employees. The plan is noncontributory and is unfunded. Benefits and expenses are paid from our general assets as they are incurred. All of the employees in the plan are fully vested and the plan was closed to new employees in 1990. The discount rate used in determining the liability was 5.15%, 7.25% and 7.25% for fiscal years 2005, 2004 and 2003 respectively. The following table presents the benefit obligation for these benefits, which is included in Accrued Expenses in the accompanying balance sheet.

	July 2,	July 3,	June 28,
	2005	2004	2003
Change in benefit obligations:
Balance at beginning of year	$939	$956	$1,125
Interest cost	80	74	74
Benefits paid	(77)	(97)	(118)
Actuarial adjustment	20	6	(125)

Balance at end of year	$962	$939	$956

NOTE 11—STOCK OPTIONS AND INCENTIVE STOCK AWARDS
Effective in June 2000, we established the Delta Apparel Stock Option Plan (the “Option Plan”) and the Delta Apparel Incentive Stock Award Plan (the “Award Plan”). We have elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related Interpretations in accounting for our employee stock options. Information included in this footnote has been adjusted to reflect the 2-for-1 stock split effective as of May 31, 2005.
Under the Option Plan, we authorized the grant of options for up to 2,000,000 shares of common stock. Options are granted by the compensation grants committee of our board of directors to officers and key and middle level executives for the purchase of our stock at prices not less than the fair market value of the shares on the dates of grant. Under APB 25, we do not recognize compensation expense as the exercise price of our employee stock options equals the market price of the underlying stock on the date of grant.
Under the Award Plan, the compensation grants committee of our board of directors has the discretion to grant awards for up to an aggregate maximum of 800,000 shares of common stock. The Award Plan authorizes the compensation grants committee to grant to our officers and key and middle level executives rights to acquire shares at a cash purchase price of $0.01 per share. As of July 2, 2005, awards covering 485,742 shares have been granted and awards covering 381,120 shares have been exercised under the Award Plan. The Award Plan contains certain provisions that require it to be accounted for as a variable plan under APB 25. Accordingly, we recognize compensation expense as the market value of the stock increases and decreases from the grant date. Compensation expense recorded under the Award Plan was $1,864, $1,835 and $1,251 in fiscal years 2005, 2004 and 2003, respectively.
A summary of our stock option activity under the Option Plan and the Award Plan and related information is as follows:

	2005		2004		2003
		Weighted		Weighted		Weighted
		Average		Average		Average
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price
Outstanding at beginning of year	313,142	$1.67	483,400	$1.89	615,740	$2.00
Granted	213,240	$8.65	51,602	$0.01	148,800	$0.01
Exercised	(264,100)	$1.98	(209,220)	$1.79	(271,940)	$1.11
Forfeited	(9,380)	$6.01	(12,640)	$1.48	(9,200)	$2.03

Outstanding at end of year	252,902	$7.07	313,142	$1.67	483,400	$1.89

Exercisable at end of year	—		65,000		70,000

Weighted-average fair value of options granted during the year	$6.30		$7.97		$6.39

Shares available for future grants	1,504,758		1,717,998		1,769,600

The exercise price for options outstanding as of July 2, 2005 was $11.28, except for 94,402 shares covered by awards outstanding under the Award Plan for which the exercise price was $0.01. The weighted average remaining contractual life of the options outstanding is approximately 6 years.
The pro forma information regarding net income and earnings per share disclosed in Note 2 is required by SFAS 123 to be determined as if we had accounted for our employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rates of 3.46% in 2005, 1.3% in 2004 and 5.5% in 2003, dividend yield of 1.3%, 1.5% and 1.7% in 2005, 2004 and 2003, respectively, volatility factor of the expected market price of our common stock of .350, .233 and .394 in 2005, 2004 and 2003, respectively, and expected lives of one to ten years.
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
NOTE 12—BUSINESS SEGMENTS
We operate our business in two distinct segments: activewear apparel and retail-ready apparel. Although the two segments are similar in their production processes and regulatory environment, they are distinct in their economic characteristics, products and distribution methods.
The activewear apparel segment (formerly the Delta segment) comprises our business units primarily focused on undecorated garment styles that are characterized by low fashion risk. We market, distribute and manufacture unembellished knit apparel under the brands of “Delta Pro Weight®”, “Delta Magnum Weight™” and “Quail Hollow™.” The products are primarily sold to screen printing companies. In addition, we manufacture products under private labels for retailers, corporate industry programs and sports licensed apparel marketers.
The retail-ready apparel segment (formerly the Soffe segment) comprises our business units primarily focused on more specialized apparel garments to meet consumer preferences and fashion trends. These embellished and unembellished products are sold through specialty and boutique stores, high-end and mid-tier retail stores and sporting goods stores. In addition to these retail channels, we also supply college bookstores and produce products for the U.S. Military. Our products in this segment are marketed under the “Soffe®” label.
Corporate and Unallocated is a reconciling category for reporting purposes and includes intercompany eliminations and other costs that are not allocated to the operating segments.
Our management evaluates performance and allocates resources based on profit or loss from operations before interest, income taxes and special charges (“Segment Operating Income”). Our Segment Operating Income may not be comparable to similarly titled measures used by other companies. The accounting policies of our reportable segments are the same as those described in Note 2. Intercompany transfers between operating segments are transacted at cost and have been eliminated within the segment amounts shown below. Prior year information has been restated so the operating segments are disclosed net of intercompany transfers (with the intercompany elimination removed from the Corporate and Unallocated category.)

			Corporate
	Activewear	Retail-Ready	and
	Apparel	Apparel	Unallocated	Consolidated
Fiscal Year 2005:
Net sales	$143,434	$84,631	$—	$228,065
Segment operating income	10,013	10,421	(289)	20,145
Segment assets	91,382	68,132	—	159,514
Purchases of property, plant and equipment	10,308	660	—	10,968

Fiscal Year 2004:
Net sales	$137,419	$70,694	$—	$208,113
Segment operating income	7,638	9,631	(243)	17,026
Segment assets	95,691	73,688	—	169,379
Purchases of property, plant and equipment	1,968	241	—	2,209

Fiscal Year 2003:
Net sales	$129,521	—	—	$129,521
Segment operating income	10,555	—	—	10,555
Segment assets	94,447	—	—	94,447
Purchases of property, plant and equipment	4,704	—	—	4,704
The following reconciles the Segment Operating Income to the consolidated income before income taxes.

	Year Ended
	July 2,	July 3,	June 28,
	2005	2004	2003
Segment operating income	$20,145	$17,026	$10,555
Unallocated interest expense	3,022	2,622	732

Consolidated income before taxes	$17,123	$14,404	$9,823

NOTE 13—COMMITMENTS AND CONTINGENCIES
(a) Litigation
At times, we are a party to various legal claims, actions and complaints. We believe that, as a result of legal defenses, insurance arrangements, and indemnification provisions with parties believed to be financially capable, any such actions should not have a material effect on our operations, financial condition, or liquidity.

(b) Purchase Contracts
We have entered into agreements, and have fixed prices, to purchase yarn, finished fabric and finished apparel products for use in our manufacturing operations. At July 2, 2005, minimum payments under these contracts were as follows:

Yarn	37,961
Finished fabric	178
Finished apparel products	2,010

$40,149

(c) Letters of Credit
As of July 2, 2005, we had outstanding letters of credit totaling $810.
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
NOTE 15—QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
Presented below is a summary of our unaudited consolidated quarterly financial information for the years ended July 2, 2005 and July 3, 2004.

	2005 Quarter Ended				2004 Quarter Ended
	October 2	January 1	April 2 **	July 2	September 27	December 27	March 27	July 3
Net sales	$54,300	$49,195	$58,272	$66,297	$30,802	$45,623	$58,805	$72,883
Gross profit	11,577	10,816	14,744	16,773	4,082	8,909	14,431	20,839
Operating income	3,141	2,707	7,968	6,329	1,104	730	5,532	9,659
Net income (loss)	1,444	1,154	5,445	3,200	589	(91)	3,813	5,419
Basic EPS *	$0.17	$0.14	$0.65	$0.38	$0.07	($0.01)	$0.47	$0.66
Diluted EPS *	$0.17	$0.13	$0.64	$0.37	$0.07	($0.01)	$0.46	$0.64

*	Adjusted for 2-for-1 stock split effective as of May 31, 2005

**	On January 5, 2005, we completed the sale of our yarn manufacturing plant in Edgefield, South Carolina to Parkdale America, LLC for $10 million in cash. The sale of the Edgefield Plant resulted in a pre-tax financial gain of $3.6 million, or estimated after-tax gain of $0.26 per diluted share and was recorded in the quarter ended April 2, 2005.
NOTE 16—STOCK SPLIT
On April 21, 2005, our Board of Directors approved a 2-for-1 stock split of our common stock. On May 31, 2005, shareholders received one additional share of common stock for each share held of record on May 18, 2005. All references in the financial statements with regard to the number of shares or average number of shares of common stock and related prices, dividends and per share amounts have been restated to reflect the 2-for-1 stock split.
NOTE 17—SUBSEQUENT EVENT
On August 22, 2005, Delta Apparel, through its newly-formed, wholly-owned subsidiary, Junkfood Clothing Company (“Junkfood”), purchased substantially all of the assets of Liquid Blaino Designs, Inc. d/b/a Junkfood Clothing (“Seller”) and its business of designing, manufacturing, marketing, and selling licensed and branded apparel pursuant to an Asset Purchase Agreement (the “Asset Purchase Agreement”) among Delta Apparel, Junkfood, Seller, and the shareholders of Seller, Natalie Grof and Blaine Halvorson (the “Acquisition”).

The aggregate consideration paid to Seller for substantially all of the assets of Seller consisted of (i) a cash payment of $20 million (subject to a post-closing adjustment based on the actual working capital purchased); and (2) issuance to Seller of a promissory note in the original principal amount of $2.5 million (the “Note”). The Note bears interest at 9% and has a three-year term. Also, additional amounts are payable to Seller in cash during each of fiscal years 2007, 2008, 2009, and 2010 if financial performance targets are met by Junkfood during the period beginning on August 22, 2005 and ending on July 2, 2006 and during each of the three fiscal years thereafter (ending on June 27, 2009).
In connection with the Acquisition, Junkfood entered into employment agreements with Natalie Grof and Blaine Halvorson, each of which has a four-year term. Pursuant to the employment agreements, Natalie Grof and Blaine Halvorson will serve as Chief Executive Officer and President, respectively, of Junkfood. Also, the Asset Purchase Agreement provides that each of Natalie Grof and Blaine Halvorson will serve on the board of directors of Junkfood during the term of his or her employment with Junkfood. Pursuant to the Asset Purchase Agreement, Junkfood assumed Seller’s lease of corporate office space in Los Angeles, California, and the business of Junkfood will continue to be headquartered in Los Angeles, California.
Also on August 22, 2005, Delta Apparel, Junkfood, and M. J. Soffe Co. refinanced Delta Apparel’s $42.75 million credit facility and consolidated M. J. Soffe Co.’s $38.5 million credit facility with it pursuant to a Second Amended and Restated Loan and Security Agreement (the “Amended Loan Agreement”) with Wachovia Bank National Association (the successor by merger to Congress Financial Corporation (Southern)), as Agent, and the financial institutions named in the Amended Loan Agreement as Lenders.
Pursuant to the Amended Loan Agreement, Delta Apparel, Junkfood, and M. J. Soffe Co. became co-borrowers under a single credit facility, the maturity of the loans under the credit facility was extended to August 2008, and the line of credit available to Delta Apparel, Junkfood, and M. J. Soffe Co. was increased to $85 million (subject to borrowing base limitations based on the value and type of collateral provided), which represents an increase of $3.75 million in the aggregate amount that was available under Delta Apparel’s credit facility and M. J. Soffe Co.’s credit facility.
The new credit facility is secured by a first-priority lien on substantially all of the real and personal property of Delta Apparel, Junkfood, and M. J. Soffe Co. All loans under the credit agreement bear interest at rates based on an adjusted LIBOR rate plus an applicable margin or a bank’s prime rate plus an applicable margin. The facility requires monthly installment payments of approximately $265,000 per month in connection with fixed asset amortizations, and these amounts reduce the amount of availability under the facility.
The new facility contains a subjective acceleration clause and a “springing” lockbox arrangement (as defined in EITF 95-22), whereby remittances from customers will be forwarded to our general bank account and will not reduce the outstanding debt until and unless a specified event or an event of default occurs. Pursuant to EITF 95-22, we will classify borrowings under the new facility as noncurrent debt.
In addition, on August 23, 2005, in connection with the Acquisition and entry into the Amended Loan Agreement, M. J. Soffe Co. paid approximately $5 million to satisfy in full the Promissory Note of M. J. Soffe Co. dated as of October 3, 2003, which was made in connection with Delta Apparel’s acquisition of M. J. Soffe Co. The Promissory Note was made in favor of the Soffe sellers, James F. Soffe, John D. Soffe, and Anthony M. Cimaglia.

SCHEDULE II — CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
DELTA APPAREL, INC. AND SUBSIDIARIES
(In thousands)
ALLOWANCE FOR DOUBTFUL ACCOUNTS

	Beginning	Purchase			Ending
	Balance	Accounting *	Expense	Write-Offs	Balance
2005	$529	$—	$793	$(32)	$1,290
2004	1,307	378	(153)	(1,003)	529
2003	969	—	722	(384)	1,307
RETURNS AND ALLOWANCES

	Beginning	Purchase			Ending
	Balance	Accounting *	Expense	Credits Issued	Balance
2005	$637	$—	$6,419	$(6,452)	$604
2004	216	369	3,942	(3,890)	637
2003	543	—	3,195	(3,522)	216
TOTAL

	Beginning	Purchase		Write-Offs/	Ending
	Balance	Accounting *	Expense	Credits Issued	Balance
2005	$1,166	$—	$7,212	$(6,484)	$1,894
2004	1,523	747	3,789	(4,893)	1,166
2003	1,512	—	3,917	(3,906)	1,523
MARKET AND OBSOLESCENCE RESERVE

	Beginning	Purchase			Ending
	Balance	Accounting *	Expense **	Deductions **	Balance
2005	$2,820	$—	$(449)	$—	$2,371
2004	648	2,762	(590)	—	2,820
2003	677	—	(29)	—	648

*	Represents the allowance provided for as a result of the acquisition of M. J. Soffe Co. on October 3, 2003.

**	Net change in the market and obsolescence reserve is shown in the expense column.