Form 10-Q
period 2005-10-01
DELTA APPAREL INC
filed 2005-11-09
CIK 1101396

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 1, 2005
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
Yes ☐ No ☑.
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).
Yes ☐ No ☑.
As of November 4, 2005, there were outstanding 8,621,298 shares of the registrant’s common stock, par value of $0.01, which is the only class of the outstanding common or voting stock of the registrant.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
DELTA APPAREL, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands, except shares and per share amounts)

	(Unaudited)
	October 1,	July 2,
	2005	2005
Assets
Current assets:
Cash	$363	$298
Accounts receivable, net	42,074	36,611
Inventories	105,015	99,026
Prepaid expenses and other current assets	1,967	1,968
Deferred income taxes	1,491	1,252

Total current assets	150,910	139,155

Property, plant and equipment, net	20,231	19,950
Goodwill and other intangibles, net	19,692	—
Deferred income taxes	141	—
Other assets	1,452	409

Total assets	$192,426	$159,514

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$44,111	$36,700
Income taxes payable	1,859	480
Current portion of long-term debt	3,683	15,065

Total current liabilities	49,653	52,245

Long-term debt	48,143	17,236
Deferred income taxes	—	171
Other liabilities	3,451	3,398

Total liabilities	101,247	73,050

Stockholders’ equity:
Preferred stock—2,000,000 shares authorized; none issued and outstanding	—	—
Common stock—par value $.01 a share, 15,000,000 shares authorized, 9,646,972 shares issued, and 8,621,298 and 8,522,052 shares outstanding as of October 1, 2005 and July 2, 2005, respectively	96	96
Additional paid-in capital	54,117	53,867
Retained earnings	42,988	39,106
Treasury stock—1,025,674 and 1,124,920 shares as of October 1, 2005 and July 2, 2005, respectively	(6,022)	(6,605)

Total stockholders’ equity	91,179	86,464

Total liabilities and stockholders’ equity	$192,426	$159,514

See accompanying notes to condensed consolidated financial statements.

DELTA APPAREL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	October 1,	October 2,
	2005	2004
Net sales	$60,573	$54,300
Cost of goods sold	41,879	42,723

Gross profit	18,694	11,577

Selling, general and administrative expenses	12,700	8,446
Other expense (income)	29	(10)

Operating income	5,965	3,141

Interest expense, net	685	703

Income before income taxes	5,280	2,438

Provision for income taxes	1,903	994

Net income	$3,377	$1,444

Earnings per share
Basic	$0.40	$0.17
Diluted	$0.39	$0.17

Weighted average number of shares outstanding	8,532	8,282
Dilutive effect of stock options	27	266

Weighted average number of shares assuming dilution	8,559	8,548

Cash dividends declared per common share	$0.04	$0.03

See accompanying notes to condensed consolidated financial statements.

DELTA APPAREL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Three Months Ended
	October 1,	October 2,
	2005	2004
Operating activities:
Net income	$3,377	$1,444
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,094	1,170
Deferred income taxes	(551)	(268)
(Gain) loss on sale of property and equipment	(47)	2
Noncash compensation	1,031	400
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed in connection with the business acquisition:
Accounts receivable	5,052	9,213
Inventories	(2,983)	(13)
Prepaid expenses and other current assets	152	288
Other noncurrent assets	(6)	(75)
Accounts payable and accrued expenses	1,813	(3,651)
Income taxes	1,379	(1,209)
Other liabilities	53	30

Net cash provided by operating activities	10,364	7,331

Investing activities:
Purchases of property, plant and equipment	(1,142)	(2,269)
Proceeds from sale of property, plant and equipment	82	—
Acquisition of business	(27,386)	—
Cash invested in joint venture	(1,037)	—

Net cash used in investing activities	(29,483)	(2,269)

Financing activities:
Repayment of Soffe revolving credit facility, net	(11,781)	(5,313)
Proceeds from long-term debt	32,120	11,635
Repayment of long-term debt	(814)	(400)
Proceeds from exercise of stock options	—	35
Dividends paid	(341)	(290)

Net cash provided by (used in) financing activities	19,184	(5,187)

Increase (decrease) in cash	65	(125)

Cash at beginning of period	298	333

Cash at end of period	$363	$208

Supplemental cash flow information:
Cash paid during the period for interest	$642	$583

Cash paid during the period for income taxes	$1,074	$2,840

Noncash financing activity—issuance of common stock	$1,428	$59

See accompanying notes to condensed consolidated financial statements.

DELTA APPAREL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note A—Basis of Presentation
We prepared the accompanying interim condensed consolidated financial statements in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. We believe these condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation. Operating results for the three months ended October 1, 2005 are not necessarily indicative of the results that may be expected for the year ending July 1, 2006. For more information regarding our results of operations and financial position refer to the consolidated financial statements and footnotes included in our Form 10-K for the year ended July 2, 2005, filed with the Securities and Exchange Commission.
“Delta Apparel,” the “Company,” and “we,” “us” and “our” are used interchangeably to refer to Delta Apparel, Inc. together with our wholly-owned subsidiaries, M. J. Soffe Co. (“M. J. Soffe”, or “Soffe”), Junkfood Clothing Company (“Junkfood”), and our other subsidiaries, as appropriate to the context.
Note B—Accounting Policies
Our accounting policies are consistent with those described in our Summary of Significant Accounting Policies in our Form 10-K for the year ended July 2, 2005 filed with the Securities and Exchange Commission.
Note C—New Accounting Standards
In November 2004, the Financial Accounting Standards Board (FASB) issued Statement No. 151 (“SFAS 151”), Inventory Costs, an amendment of ARB No. 43, Chapter 4. This Statement amends ARB 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage) should be recognized as current-period charges. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS 151 did not have a material impact on our financial statements.
On December 16, 2004, the FASB issued Statement No. 123 (revised 2004), Share-Based Payment (“Statement 123(R)”), which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation (“Statement 123”). Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and amends FASB Statement No. 95, Statements of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. Statement 123(R) must be adopted for annual periods beginning after June 15, 2005. Accordingly, effective July 3, 2005, we adopted the fair-value recognition provisions of Statement 123(R). See Note H, Stock Options and Incentive Stock Awards, for further information on the implementation of Statement 123(R).
In May 2005, the FASB issued Statement No. 154, Accounting Changes and Error Corrections (“SFAS 154”). This Statement requires retrospective application for voluntary changes in accounting principle unless it is impracticable to do so. Statement 154’s retrospective application requirement replaces APB Opinion No. 20’s, Accounting Changes, requirement to recognize most voluntary changes in accounting principle by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Earlier application is permitted for accounting changes and corrections of errors occurring in fiscal periods beginning after the date this Statement is issued. We do not expect the adoption of SFAS 154 to have a material impact on our financial statements.
Note D—Acquisition
On August 22, 2005, we entered into an Asset Purchase Agreement with Liquid Blaino Designs, Inc. d/b/a Junkfood Clothing (“Seller”) and the shareholders of Seller, Natalie Grof and Blaine Halvorson, pursuant to which we purchased substantially all of the assets of the Seller and its business of designing, marketing, and selling licensed and branded apparel. The closing of the purchase (the “Closing”) occurred simultaneously with the execution of the Asset Purchase Agreement.
The aggregate consideration paid to Seller at Closing for substantially all of the assets of Seller consisted of (i) a cash payment of $20 million; and (2) issuance to Seller of a promissory note in the original principal amount of $2,500,000 (the “Note”). The Note bears interest at 9% and has a three-year term. Pursuant to the Asset Purchase Agreement, there is a Closing Date Working Capital Adjustment owed to the sellers based upon the closing date balance sheet of Liquid Blaino Designs, Inc., estimated to be approximately $4.3 million. Also, additional amounts are payable to Seller in cash during each of fiscal years 2007, 2008, 2009, and 2010 if financial performance targets are met by Junkfood during the period beginning on August 22, 2005 and ending on July 2, 2006 and during each of the three fiscal years thereafter (ending on June 27, 2009).
The acquisition of Junkfood is an important part of our expansion strategy. The addition of the Junkfood business to Delta Apparel keeps with our strategy of acquiring profitable apparel operations that expand our channels of distribution.
The acquisition of Junkfood will be accounted for using the purchase method of accounting. The purchase price of the acquisition will be allocated to the assets and related liabilities based on their fair values. We have identified certain intangible assets associated with the Junkfood business, including the trade name, customer relationships, non-compete agreements and goodwill. Based on our preliminary allocation, we believe the majority of the intangible assets have indefinite lives.
The results of Junkfood’s operations have been included in the consolidated financial statements since the acquisition date. The consolidated balance sheet reflects the initial purchase price allocation of the assets acquired and the liabilities assumed. The Company is currently in the process of finalizing the valuations of the assets acquired and liabilities assumed and thus the initial allocation of the purchase price is subject to change. The purchase price allocation will be finalized upon refinement of certain preliminary estimates.
The unaudited pro forma financial information presented below gives effect to the Junkfood acquisition as if it had occurred as of the beginning of fiscal year 2006 and fiscal year 2005. Amounts are in thousands, except per share amounts. The information presented below is for illustrative purposes only and is not indicative of results that would have been achieved or results that may be achieved in the future.

	Three Months Ended
	October 1,	October 2,
	2005	2004
Net sales	$71,939	$57,944
Net income	4,281	1,630
Net income per share
Basic	$0.50	$0.20
Diluted	$0.50	$0.19
Note E—Inventories
Inventories consist of the following:

	October 1,	July 2,
	2005	2005
Raw materials	$5,084	$4,496
Work in process	25,287	21,231
Finished goods	74,644	73,299

	$105,015	$99,026

Note F—Debt
On August 22, 2005, in conjunction with our acquisition of Junkfood, Delta Apparel, Junkfood, and M. J. Soffe Co. refinanced Delta Apparel’s $42.75 million credit facility and consolidated M. J. Soffe Co.’s $38.5 million credit facility with it pursuant to a Second Amended and Restated Loan and Security Agreement (the “Amended Loan Agreement”) with Wachovia Bank National Association (the successor by merger to Congress Financial Corporation (Southern)), as Agent, and the financial institutions named in the Amended Loan Agreement as Lenders.
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
The new facility contains a subjective acceleration clause and a “springing” lockbox arrangement (as defined in EITF 95-22), whereby remittances from customers will be forwarded to our general bank account and will not reduce the outstanding debt until and unless a specified event or an event of default occurs. Pursuant to EITF 95-22, we are classifying borrowings under the new facility as noncurrent debt.
In addition to the credit facilities with Wachovia Bank, National Association, we have a seller note payable to the former Junkfood shareholders pursuant to the Asset Purchase Agreement dated as of August 22, 2005. The $2.5 million seller note bears interest at 9% and has a three-year term.
In conjunction with the acquisition of Junkfood and entry into the Amended Loan Agreement, on August 23, 2005, M. J. Soffe Co. paid approximately $5 million to satisfy in full the Promissory Note of M. J. Soffe Co. dated as of October 3, 2003, which was made in connection with our acquisition of M. J. Soffe Co. The Promissory Note was made in favor of the Soffe sellers, James F. Soffe, John D. Soffe, and Anthony M. Cimaglia.
Note G—Selling, General and Administrative Expense
We include in selling, general and administrative expenses, costs incurred subsequent to the receipt of finished goods at our distribution facilities, such as the cost of stocking, warehousing, picking and packing, and shipping goods for delivery to our customers. In addition, selling, general and administrative expenses include costs related to sales associates, administrative personnel cost, advertising and marketing expenses and general and administrative expenses. For the first quarter of fiscal years 2006 and 2005, distribution costs included in selling, general and administrative expenses totaled $3.0 million and $1.9 million, respectively. The increase in selling, general and administrative expenses is primarily related the acquisition of Junkfood on August 22, 2005.
Note H—Stock Options and Incentive Stock Awards
We maintain certain stock-based compensation plans that are described in Note 11 to the Consolidated Financials Statements included in our 2005 Annual Report to Shareholders. Under the Delta Apparel Stock Option Plan (the “Option Plan”), we authorized the grant of options for up to 2,000,000 shares of common stock. Options are granted by the compensation grants committee of our board of directors to officers and key and middle level executives for the purchase of our stock at prices not less than the fair market value of the shares on the dates of grant. Under the Delta Apparel Incentive Stock Award Plan (the “Award Plan”), the compensation grants committee of our board of directors has the discretion to grant awards for up to an aggregate maximum of 800,000 shares of common stock. The Award Plan authorizes the compensation grants committee to grant to our officers and key and middle level executives rights to acquire shares at a cash purchase price of $0.01 per share.
Prior to July 2, 2005, we accounted for these plans under Statement 123. As permitted under this standard, compensation cost was recognized using the intrinsic value method described in APB 25 and related Interpretations. Effective July 3, 2005, we adopted the fair-value recognition provisions of Statement 123(R) and the Securities and Exchange Commission Staff Accounting Bulletin No. 107 (“SAB 107”) using the modified-prospective transition method; therefore, prior periods have not been restated. Compensation cost recognized in the three-month period ended October 1, 2005 includes compensation cost for all share-based payments granted, but not yet vested as of July 3, 2005, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and compensation cost for all share-based payments granted subsequent to July 3, 2005, based on the grant date fair value estimated in accordance with the provisions of Statement 123(R).
Option Plan
Stock options are granted with exercise prices not less than the fair market value of our common stock at the time of the grant, with an exercise term (as determined by the Compensation Committee) not to exceed 10 years. The Compensation Committee determines the vesting period for our stock options. Generally, such stock options become exercisable over four years. Certain option awards provide for accelerated vesting upon meeting specific retirement, death or disability criteria. During the three-month period ended October 1, 2005, we granted options for 734,000 shares of our common stock.

No stock-based compensation cost related to stock options was recognized in the statements of operations for the years ended July 2, 2005 and July 3, 2004, as all options granted in these periods had an exercise price equal to the market price at the date of grant. As a result of adopting Statement 123(R), our operating income for the three-month period ended October 1, 2005 is $0.2 million lower than if we had continued to account for stock-based compensation under APB No. 25. Compensation expense is allocated between our cost of sales and selling, general and administrative expense line items of our statements of income on a straight-line basis over the vesting periods.
The fair values of the options granted during the first quarter of fiscal year 2006 and 2005 were estimated on the dates of their grants using the Black-Scholes option-pricing model on the basis of the following assumptions:

	2006		2005
Risk-free interest rate	4.00%		3.46%
Expected life	7	yrs	10	yrs
Expected volatility	35.8%		35.0%
Expected dividend yield	1.30%		1.30%
Weighted-average fair value of options granted	$5.182		$4.234
The risk-free interest rate for the periods within the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. In fiscal year 2005, the expected life was based on historical exercises and terminations. Due to minimal exercising of stock options historically, in 2006, we have estimated the expected life of options granted to be the midpoint between the average vesting term and the contractual term as permitted under SAB 107. The expected volatility for the periods with the expected life of the option is determined using historical volatilities based on historical stock prices. The expected dividend yield is based on our annual dividend in relation to our historical average stock price.
A summary of our stock option activity under the Option Plan and related information is as follows:

	Three Months Ended
	October 1, 2005
		Weighted
		Average
		Exercise
	Shares	Price
Outstanding at July 2, 2005	158,500	$11.28
Granted	734,000	$13.35
Exercised	—	—
Forfeited	—	—
Expired	—	—

Outstanding at October 1, 2005	892,500	$12.98

Exercisable at October 1, 2005	158,500

The weighted-average grant-date fair value of options granted during the three months ended October 2, 2005 and October 1, 2004 was $5.182 and $4.234, respectively. No stock options were exercised under the Option Plan during the three months ended October 1, 2005. During the three months ended October 2, 2004, proceeds received on the exercise of options under the Option Plan were $35 thousand. Shares are issued from treasury stock upon exercise of the options. Prior to the adoption of Statement 123(R), we presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the statements of cash flows. Statement 123(R) requires that cash flows from tax benefits attributable to tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) be classified as financing cash flows. We did not have any significant excess tax benefits for the first quarter of fiscal year 2006.
The table below presents the pro forma effect on net income and earnings per share if we had applied the fair value recognition provision to options granted under our stock option plan for the three months ended October 2, 2004. For purposes of this pro forma disclosure, the value of the options is estimated using the Black-Scholes option-pricing model and amortized to expense over the options’ vesting periods. For the three-month period ended October 2, 2004, expenses related to our Stock Award Plan of $0.1 net of tax was included in our net income and earnings per share, as reported.

Three Months
Ended
October 2,
2004
Net income, as reported	$1,444

Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	135

Deduct: Total stock-based employee compensation expense determined under fair value based method for all options and awards, net of related tax effects	(234)

Pro forma net income	$1,345

Earnings per share:
Basic—as reported	$0.17
Basic—pro forma	$0.16

Diluted—as reported	$0.17
Diluted—pro forma	$0.16
A summary of the status of our nonvested shares as of October 1, 2005, and changes during the three months ended October 1, 2005, is presented below:

	Three Months Ended
	October 1, 2005
		Weighted-
		Average
		Grant-Date
	Shares	Fair Value
Nonvested at July 2, 2005	158,500	$4.23
Granted	734,000	$5.18
Vested	(158,500)	$4.23
Forfeited	—	—
Expired	—	—

Nonvested at October 1, 2005	734,000	$5.18

As of October 1, 2005, there was $3.3 million of total unrecognized compensation cost related to non-vested stock options under the Option Plan. This cost is expected to be recognized over a period of 3.75 years.
Award Plan
Under the Award Plan, awards are granted to acquire shares of stock at a cash purchase price of $0.01 per share. The Award Plan contains certain provisions that require it to be accounted for under the liability method under Statement 123(R) and previously required it to be accounted for as a variable plan under APB25. In fiscal year 2003, a three-year performance award was granted. These awards vested when we filed our Annual Report on Form 10-K for fiscal year 2005 based on the achievement of performance criteria for the three-year period ended July 2, 2005. In the three months ended October 1, 2005, awards for 125,000 shares of our common stock were granted. These awards vest upon the filing of our Annual Report on Form 10-K for fiscal year 2007 based on the achievement of performance criteria for the two-year period ended June 30, 2007. Awards provide for accelerated vesting upon meeting specific retirement, death or disability criteria.
Compensation expense recorded under the Award Plan was $0.8 million and $0.4 million in the three months ended October 1, 2005 and October 2, 2004, respectively. Compensation expense is allocated between our cost of sales and selling, general and administrative expense line items of our statements of income on a straight-line basis over the vesting periods.

A summary of our stock option activity under the Option Plan and related information is as follows:

	Three Months Ended
	October 1, 2005
		Weighted
		Average
		Exercise
	Shares	Price
Outstanding at July 2, 2005	94,402	$0.01
Granted	125,000	$0.01
Exercised	(94,402)	$0.01
Forfeited	—	—
Expired	—	—

Outstanding at October 1, 2005	125,000	$0.01

Exercisable at October 1, 2005	—

The weighted-average fair value as of the financial statement date of options granted during the three months ended October 1, 2005 and October 2, 2004 was $14.30 and $11.79, respectively. Under the Award Plan, options for 94,402 shares were exercised during the three months ended October 1, 2005. No options were exercised under the Award Plan during the three months ended October 2, 2004. Shares are issued from treasury stock upon exercise of the options. Prior to the adoption of Statement 123(R), we presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the statements of cash flows. Statement 123(R) requires that cash flows from tax benefits attributable to tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) be classified as financing cash flows. We did not have any significant excess tax benefits for the first quarter of fiscal year 2006.
A summary of the status of our nonvested shares as of October 1, 2005, and changes during the three months ended October 1, 2005, is presented below:

	Three Months Ended
	October 1, 2005
		Weighted-
		Average
		Grant-Date
	Shares	Fair Value
Nonvested at July 2, 2005	94,402	$0.01
Granted	125,000	$0.01
Vested	(94,402)	$0.01
Forfeited	—	—
Expired	—	—

Nonvested at October 1, 2005	125,000	$0.01

As of October 1, 2005, there was $3.3 million of total unrecognized compensation cost related to non-vested stock options under the Award Plan. This cost is expected to be recognized over a period of 1.9 years.
Note I—Income Taxes
Our effective income tax rate for the three months ended October 1, 2005 was 36.0%, compared to 34.3% for the fiscal year ended July 2, 2005. During the year ended July 2, 2005, we decided to indefinitely reinvest our foreign earnings in Honduras. Therefore, we reversed the $0.7 million tax liability associated with the foreign earnings, as no provision for the U.S. federal and state tax ramifications of repatriating the earnings is necessary. Our effective income tax rate for the first quarter of fiscal year 2006 is lower than the statutory tax rate primarily as the result of the manufacturing deduction relating to income attributable to U.S. production activities under the American Jobs Creation Act of 2004.
Note J—Purchase Contracts
We have entered into agreements, and have fixed prices, to purchase yarn and finished apparel products for use in our manufacturing operations. At October 1, 2005, minimum payments under these contracts to purchase yarn and finished apparel products with non-cancelable contract terms were $32.1 million and $3.2 million, respectively.
Note K—Computation of Basic and Diluted Net Earnings per Share (EPS)
We compute basic net earnings per share by dividing net income by the weighted average number of common shares outstanding during the period. The computation of diluted earnings per share includes the dilutive effect of stock options and non-vested stock awards granted under our Stock Option Plan and our Incentive Stock Award Plan unless such shares would be anti-dilutive. Options to purchase 734 thousand shares of our common stock were excluded from the computation of diluted weighted average common shares outstanding because the assumed proceeds related to these shares would have allowed us to repurchase at the average price during the quarter more shares than could have been exercised, and therefore were anti-dilutive.
Note L—Stockholders’ Equity
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
Stock Repurchase Program
We have authorization from our Board of Directors to spend up to an aggregate of $6.0 million for share repurchases under the Stock Repurchase Program. All purchases are made at the discretion of our management. We did not purchase shares of our common stock during the three months ended October 1, 2005. Since the inception of the Stock Repurchase Program, we have purchased 755,524 shares of our common stock pursuant to the program for an aggregate of $4.5 million.
Quarterly Dividend Program
On August 17, 2005, our Board of Directors declared a cash dividend of four cents per share of common stock pursuant to our quarterly dividend program. We paid the dividend on September 12, 2005 to shareholders of record as of the close of business on August 31, 2005. On October 28, 2005, our Board declared a cash dividend of four cents per share of common stock payable on November 28, 2005 to shareholders of record as of the close of business on November 16, 2005. Although the Board may terminate or amend the program at any time, we currently expect to continue the quarterly dividend program.
Note M—Segment Reporting
We operate our business in two distinct segments: Activewear Apparel and Retail-Ready Apparel. Although the two segments are similar in their production processes and regulatory environment, they are distinct in their economic characteristics, products and distribution methods.
The Activewear Apparel segment comprises our business units primarily focused on undecorated garment styles that are characterized by low fashion risk. We market, distribute and manufacture unembellished knit apparel under the brands of “Delta Pro Weight®”, “Delta Magnum Weight™” and “Quail Hollow™.” The products are primarily sold to screen printing companies. In addition, we manufacture products under private labels for retailers, corporate industry programs and sports licensed apparel marketers.
The Retail-Ready Apparel segment comprises our business units primarily focused on more specialized apparel garments to meet consumer preferences and fashion trends. These embellished and unembellished products are sold through specialty and boutique stores, high-end and mid-tier retail stores and sporting goods stores. In addition to these retail channels, we also supply college bookstores and produce products for the U.S. Military. Our products in this segment are marketed under the “Soffe®”, “Junkfood®” and “Sweet and Sour®” labels.
Corporate and Unallocated is a reconciling category for reporting purposes and includes intercompany eliminations and other costs that are not allocated to the operating segments.
Our management evaluates performance and allocates resources based on profit or loss from operations before interest, income taxes and special charges (“Segment Operating Income”). Our Segment Operating Income may not be comparable to similarly titled measures used by other companies. The accounting policies of our reportable segments are the same as those described in Note B. Intercompany transfers between operating segments are transacted at cost and have been eliminated within the segment amounts shown below. Prior year information has been restated so the operating segments are disclosed net of intercompany transfers (with the intercompany elimination removed from the

Corporate and Unallocated category.)
Information about our operations as of and for the three months ended October 1, 2005 and October 2, 2004, by operating segment, is as follows (in thousands):

		Retail-
	Activewear	Ready	Corporate and
	Apparel	Apparel	Unallocated	Consolidated
Fiscal Year 2006:
Net sales	$29,566	$31,007	$—	$60,573
Segment operating income	2,009	3,896	60	5,965
Segment assets	117,190	99,794	(24,558)	192,426

Fiscal Year 2005:
Net sales	$32,980	$21,320	$—	$54,300
Segment operating income	9	3,133	(1)	3,141
Segment assets	93,769	67,437	—	161,206
The following reconciles the Segment Operating Income to the consolidated income before income taxes for the three months ended October 1, 2005 and October 2, 2004.

	Three Months Ended
	October 2,	October 1,
	2005	2004
Segment operating income	$5,965	$3,141
Unallocated interest expense	685	703

Consolidated income before taxes	$5,280	$2,438

Note N—Subsequent Event
On October 3, 2005 M. J. Soffe Company purchased substantially all of the assets of Intensity Athletics, Inc. and its business of designing, manufacturing, and marketing of athletic apparel pursuant to an Asset Purchase Agreement among M. J. Soffe Company, Intensity Athletics, Inc. (“Seller”), and the shareholder of the Seller, Tim Maloney Sales.
The aggregate consideration paid to Seller for substantially all of the assets of the Seller was a cash payment of $0.8 million. Additional amounts are payable to Seller in cash during each of fiscal years 2007, 2008, 2009 and 2010 if specified financial performance targets are met by Intensity Athletics, Inc. during annual periods beginning on October 3, 2005 and ending on September 26, 2009 (the “Earnout Amounts”). The Earnout Amounts are capped at a maximum aggregate amount of $0.6 million.
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
BUSINESS OUTLOOK
Net sales for our first quarter were a record $60.6 million, an 11.6% increase from $54.3 million in the prior year quarter. Our gross margins improved 950 basis points and our operating margins improved 400 basis points. This resulted in record profits for our first quarter of fiscal year 2006. Our net income for the quarter totaled $3.4 million or $.40 per basic share, up from $.17 per basic share in the first quarter of fiscal 2005. Our results included six weeks of operations from Junkfood Clothing Company, which was acquired on August 22, 2005.
In the Activewear segment of our business, sales were $29.6 million, down $3.4 million from the all time record we achieved last year. Although sales declined, the results achieved in the three months ended October 1, 2005 represent the second highest sales level ever achieved in the Activewear segment in the first fiscal quarter. The sales decline was driven by the exit from our last remaining distributor and a slow start to the long sleeve tee business, which is improving in the second quarter as the cooler weather has arrived. Our margins improved in the Activewear segment due to less expensive raw material cost flowing through cost of sales, combined with the manufacturing efficiencies and improvements in quality that were achieved.
During the first quarter, we increased our customer base in the Activewear segment by almost 20%, shipping to approximately 2,000 customers during the quarter. Approximately 84% of our shipments were catalog direct, with private label sales making up the remaining 16%.
Sales in our Retail-Ready Apparel segment, which includes our Soffe and Junkfood businesses, increased 46% to $31 million for the first quarter from $21.3 million in the prior year. Sales were driven by our Junkfood acquisition and increased product orders at Soffe. With the challenging retail environment in the first quarter, we were encouraged by the sales growth in our Retail-Ready segment and the strong demand for our fall product offerings over our broad range of distribution channels.
During the quarter ended October 1, 2005, we lost twenty-two containers of our products in Hurricane Katrina. This product was fully insured at selling prices and the claim was filed with the insurance carrier during the first quarter. We are currently working with the insurance carrier for an inspection of the damaged products and finalization of the claim. We expect to have confirmation from the insurance carrier of the insurance recovery during our quarter ended December 31, 2005. As of October 1, 2005, we have a $1.4 million receivable recorded for the insurance recovery associated with the damaged inventory. This receivable represents the manufacturing costs of the damaged goods. Any gain associated with the insurance recovery will be recorded upon the final determination of the insurance recovery.
EARNINGS GUIDANCE
For the second fiscal quarter ended December 31, 2005, we expect sales to be in the range of $54 to $58 million and basic earnings to be in the range of $0.26 to $0.30 per share. This compares to the prior year second fiscal quarter actual sales of $49.2 million and basic earnings of $0.14 per share. Based on our first quarter results, we are pleased to be increasing our earnings expectations for the 2006 fiscal year. For the twelve months ended July 1, 2006, we continue to expect sales to be in the range of $265 to $275 million, and are increasing our expectation of basic earnings to the range of $1.71 to $1.80 per share. This is a four cent per share increase from our previously announced fiscal 2006 guidance of basic earnings of $1.67 to $1.76 per share. When comparing fiscal 2006 estimates to fiscal 2005 results, the following chart highlights the Company’s fiscal year 2005 basic earnings per share, adjusted for the impact of the sale of its Edgefield, South Carolina yarn spinning facility and adjusted for the reversal of the tax liability associated with the Company’s decision to permanently reinvest its foreign earnings in Honduras.

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

RESULTS OF OPERATIONS
Our results for the first quarter of fiscal year 2006 included six weeks of operations from Junkfood Clothing Company which was acquired on August 22, 2005.
Net sales for the first quarter of fiscal year 2006 increased 11.6% to $60.6 million compared to $54.3 million for the first quarter of the prior year. The sales increase primarily resulted from an increase in the Retail-Ready segment, partially offset by a decrease in the Activewear Apparel segment. Retail-Ready Apparel sales increased 45.4% in the first quarter of fiscal year 2006 compared to the prior year primarily related to the Junkfood acquisition, and increased sales in all key product areas at Soffe. Sales in the Activewear Apparel segment declined 10.4%, due to a 7.4% decline in unit sales and a 3.2% decline in average selling prices. Although sales declined as compared to our record results in the first quarter of the prior year, sales in the quarter ended October 1, 2005 represent the second highest sales level achieved by the Activewear Apparel segment in the first quarter of the fiscal year.
Gross profit as a percentage of net sales increased to 30.9% in the first quarter of fiscal year 2006 from 21.3% in the first quarter of the prior year. The 950 basis point improvement in gross margins is primarily driven by less expensive raw materials and lower manufacturing costs flowing through cost of sales, as well as the higher gross margins associated with the Junkfood business. Our gross margins may not be comparable to other companies, since some entities include costs related to their distribution network in cost of goods sold and we exclude a portion of them from gross margin and include them in selling, general and administrative expenses.
Selling, general and administrative expenses, including the provision for bad debts, for the first quarter of fiscal year 2006 were $12.7 million, or 21.0% of sales, compared to $8.4 million, or 15.6% of sales for the same period in the prior year. The increase in selling, general and administrative expenses was partially the result of the acquisition of Junkfood Clothing. Selling costs as a percentage of net sales are higher in the Retail-Ready segment primarily due to the additional staffing, higher commissions, royalty expense and increased advertising expenses associated with selling branded and licensed apparel products. In addition, general and administrative expenses increased as compared to the first quarter of the prior year primarily related to the higher management incentive expense associated with the improved results. Distribution expenses were also higher in the first quarter of fiscal year 2006 as compared to the prior year principally due to the New Jersey distribution facility, which opened in the third quarter of fiscal year 2005.
Operating income for the first quarter of fiscal year 2006 increased to $6.0 million, an increase of $2.8 million, or 90.0%, from $3.1 million for the first quarter of the prior year. This increase was primarily a result of the improvement in gross margins, partially offset by higher selling, general and administrative costs described above.
Net interest expense for the first quarter of fiscal year 2006 was $0.7 million, consistent with the prior year first quarter. Average interest rates were approximately 200 basis points higher in the quarter ended October 1, 2005 as compared to the prior year. The higher interest rates were offset by lower average outstanding debt in the fiscal year 2006 first quarter compared to the fiscal year 2005 first quarter.
Our effective income tax rate for the three months ended October 1, 2005 was 36.0%, compared to 34.3% for the fiscal year ended July 2, 2005. During the year ended July 2, 2005, we decided to indefinitely reinvest our foreign earnings in Honduras. Therefore, we reversed the $0.7 million tax liability associated with the foreign earnings, as no provision for the U.S. federal and state tax ramifications of repatriating the earnings is necessary. Our effective income tax rate for the first quarter of fiscal year 2006 is lower than the statutory tax rate primarily as the result of the manufacturing deduction relating to income attributable to U.S. production activities under the American Jobs Creation Act of 2004.
Net income for the first quarter of fiscal year 2006 was $3.8 million, an increase of $1.9 million, or 133.9%, compared to $1.4 million in the prior year first fiscal quarter. The results for the first quarter of fiscal year 2006 include six weeks of operations from Junkfood, which was acquired on August 22, 2005.
Accounts receivable increased $5.4 million from July 2, 2005 to $42 million on October 1, 2005. The increase is primarily related to the acquisition of Junkfood Clothing, partially offset by decreases in accounts receivable in our other businesses. The decrease in accounts receivable in our Delta business was primarily the result of lower sales during the quarter ended October 1, 2005 compared to the quarter ended July 2, 2005, partially offset by higher days sales outstanding.
Inventories increased $6 million from July 2, 2005 to $105.0 million on October 1, 2005. The increase in inventory is the result of the acquisition of Junkfood Clothing and the lower than expected sales in our Activewear Apparel segment. We are monitoring our inventory levels closely and are adjusting our production schedules to manage our overall inventory levels. We expect inventories will increase during our second fiscal quarter as we prepare for the spring selling season. Inventory levels should then decline during the second half of fiscal year 2006.

Capital expenditures in the first quarter of fiscal year 2006 were $1.1 million compared to $2.3 million in the first quarter of the prior year. In addition, during the first quarter of fiscal year 2006, we invested $1.0 million in a joint venture in Honduras. Through our Honduran subsidiary, we are investing with experienced partners in the Green Valley Industrial park, which will construct and operate an industrial park in San Pedro Sula, Honduras. We have an 18% ownership in the Green Valley joint venture. Capital expenditures for the quarter ended October 1, 2005 primarily related to our new West Coast distribution center and lowering our costs in our manufacturing facilities. The expenditures during fiscal year 2005 primarily related to upgrading the air filtration system and adding an additional spinning frame at our Edgefield yarn plant, which was sold during fiscal year 2005. During fiscal year 2006, we expect to spend a total of approximately $9 million on capital expenditures, including approximately $2 million on our investment in the Honduran joint venture.
LIQUIDITY AND CAPITAL RESOURCES
Our primary cash needs are for working capital and capital expenditures. In addition, we use cash to fund our dividend payments and share repurchases under our Stock Repurchase Program.
On August 22, 2005, in conjunction with our acquisition of Junkfood, Delta Apparel, Junkfood, and M. J. Soffe Co. refinanced Delta Apparel’s $42.75 million credit facility and consolidated M. J. Soffe Co.’s $38.5 million credit facility with it pursuant to a Second Amended and Restated Loan and Security Agreement (the “Amended Loan Agreement”) with Wachovia Bank National Association (the successor by merger to Congress Financial Corporation (Southern)), as Agent, and the financial institutions named in the Amended Loan Agreement as Lenders.
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
The new facility contains limitations on, or prohibitions of, cash dividends. We are allowed to make cash dividends in amounts such that the aggregate amount paid to shareholders since May 16, 2000 does not exceed twenty-five (25%) percent of our cumulative net income calculated from May 16, 2000 to the date of determination, provided, among other things, that as of the date of such dividend payment, and after giving effect to the dividend payment, our availability under our revolving credit facility is not less than $6.0 million.
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
All loans under the credit agreement bear interest at rates based on an adjusted LIBOR rate plus an applicable margin or a bank’s prime rate plus an applicable margin. At October 1, 2005, we had $49.3 million outstanding under our credit facilities at an average interest rate of 5.8%.
In addition to the credit facilities with Wachovia Bank, National Association, we have a seller note payable to the former Junkfood shareholders pursuant to the Asset Purchase Agreement dated as of August 22, 2005. The $2.5 million seller note bears interest at 9% and has principal payments due as follows: $500,000 on August 22, 2006; $750,000 on August 22, 2007 and $1,250,000 on August 22, 2008.
In conjunction with the acquisition of Junkfood and entry into the Amended Loan Agreement, on August 23, 2005, M. J. Soffe Co. paid approximately $5 million to satisfy in full the Promissory Note of M. J. Soffe Co. dated as of October 3, 2003, which was made in connection with our acquisition of M. J. Soffe Co. The Promissory Note was made in favor of the Soffe sellers, James F. Soffe, John D. Soffe, and Anthony M. Cimaglia.
Pursuant to the First Amendment to Amended and Restated Stock Purchase Agreement, an earnout amount of $1.5 million is payable to the prior shareholders of M. J. Soffe within five business days subsequent to the filing of this Form 10-Q for the quarter ended October 1, 2005 for the annual period beginning on October 3, 2004 and ending on October 1, 2005. Additional amounts are payable to the prior shareholders of M. J. Soffe if specified financial performance targets are met by M. J. Soffe Co. during the annual period beginning on October 2, 2005 and ending on September 30, 2006 (the “Earnout Amount”.) The Earnout Amount is capped at a maximum aggregate amount of $4.0 million per year and is payable five business days subsequent to the filing of the Form 10-Q for the first fiscal quarter of fiscal years 2007. Based on current projections, we anticipate paying approximately $3.5 million in Earnout Amount in November 2006.
As part of the consideration of the acquisition of Junkfood, additional amounts are payable to the Junkfood Sellers during each of fiscal years 2007, 2008, 2009, and 2010 if financial performance targets are met by Junkfood during the period beginning on August 22, 2005 and ending on July 2, 2006 and during each of the three fiscal years thereafter (ending on June 27, 2009). Based on current projections, we anticipate paying approximately $3.4 million to the former Junkfood shareholders related to the earnout period ended July 1, 2006.
Operating Cash Flows
Net cash provided by operating activities was $10.4 million and $7.3 million for the first three months of fiscal years 2006 and 2005, respectively. Our cash flow from operating activities is primarily due to net income plus depreciation and changes in working capital. We monitor changes in working capital by analyzing our investment in accounts receivable and inventories and by the amount of accounts payable. During the first quarter of fiscal year 2006, our cash flow provided by operating activities was primarily from net income plus depreciation, a decrease in accounts receivables and an increase in accrued expenses, offset partially by an increase in inventory. The increase in other liabilities primarily relates to the amount owed to the former shareholders of Junkfood related to the net working capital adjustment pursuant to the Asset Purchase Agreement, partially offset by decreases in our accounts payable. The amount owed to the former shareholders of Junkfood is expected to be paid in our second quarter of fiscal year 2006. The cash provided by operating activities in fiscal year 2005 was primarily the result of net income plus depreciation and a reduction in accounts receivable, partially offset by a decrease in accounts payable and accrued expenses.
Investing Cash Flows
During the three months ended October 1, 2005, we acquired the Junkfood business for $27.4 million, including direct costs associated with the acquisition. In addition, we used $1.1 million in cash for purchases of property, plant and equipment, and invested $1.0 million in a joint venture in Honduras. Through our Honduran subsidiary, we are investing with experienced partners in the Green Valley Industrial park, which will construct and operate an industrial park in San Pedro Sula, Honduras. The capital expenditures during fiscal year 2006 primarily related to our new West Coast distribution center and lowering our costs in our manufacturing facilities. During the three months ended October 2, 2004, investing activities used $2.3 million in cash. The capital expenditures primarily related to upgrading the air filtration system and adding an additional spinning frame at our Edgefield yarn plant, which was sold during fiscal year 2005. During fiscal year 2006, we expect to spend a total of approximately $9 million on capital expenditures, including approximately $2 million on our investment in the Honduran joint venture.
Financing Activities
For the first three months of fiscal year 2006, financing activities provided us $19.2 million in cash, primarily related to proceeds from our revolving credit facility with Wachovia Bank, National Association. The proceeds were primarily used for the acquisition of Junkfood Clothing on August 22, 2005. For the first three months of fiscal year 2005, we used $5.2 million in cash for financing activities, primarily related to the repayment of our credit facilities. We paid dividends to our shareholders totaling $0.3 million in the first three months of both fiscal year 2006 and 2005.
Based on our expectations, we believe that our $85 million credit facility should be sufficient to satisfy our foreseeable working capital needs, and that the cash flow generated by our operations and funds available under our credit facility should be sufficient to service our debt payment requirements, to satisfy our day-to-day working capital needs, to fund our planned capital expenditures, to fund purchases of our stock as described below and to fund the payment of dividends as described below. Any material deterioration in our results of operations, however, may result in the Company losing its ability to borrow under its credit facility and to issue letters of credit to suppliers or may cause the borrowing availability under the facility to be insufficient for our needs.
Purchases by Delta Apparel of its Own Shares
We have authorization from our Board of Directors to spend up to an aggregate of $6.0 million for share repurchases under the Stock Repurchase Program. All purchases are made at the discretion of our management. We did not purchase shares of our common stock during the three months ended October 1, 2005. Since the inception of the Stock Repurchase Program, we have purchased 755,524 shares of our common stock pursuant to the program for an aggregate of $4.5 million.
Dividend Program
On August 17, 2005, our Board of Directors declared a cash dividend of four cents per share of common stock pursuant to our quarterly dividend program. We paid the dividend on September 12, 2005 to shareholders of record as of the close of business on August 31, 2005. On

October 28, 2005, our Board declared a cash dividend of four cents per share of common stock payable on November 28, 2005 to shareholders of record as of the close of business on November 16, 2005. Although the Board may terminate or amend the program at any time, we currently expect to continue the quarterly dividend program.
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
Income Taxes
We use the liability method of accounting for income taxes, which requires recognition of temporary differences between financial statement and income tax basis of assets and liabilities measured by enacted tax rates. We have recorded deferred tax assets for certain state operating loss carryforwards and nondeductible accruals. We established a valuation allowance related to certain of the state operating loss carryforward amounts in accordance with the provisions of FASB Statement No. 109, Accounting for Income Taxes. We continually review the adequacy of the valuation allowance and recognize the benefits of deferred tax assets if reassessment indicates that it is more likely than not that the deferred tax assets will be realized based on earnings forecasts in the respective tax locations. As of October 1, 2005, we had operating loss carryforwards of approximately $7.8 million for state tax purposes. The valuation allowance against the operating loss carryforwards was $146 thousand at July 2, 2005. These carryforwards expire at various intervals through 2020.
There have been no changes in our critical accounting policies since the filing of our Annual Report on Form 10-K for the year ended July 2, 2005.

NEW ACCOUNTING STANDARDS
In November 2004, the Financial Accounting Standards Board (FASB) issued Statement No. 151 (“SFAS 151”), Inventory Costs, an amendment of ARB No. 43, Chapter 4. This Statement amends ARB 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage) should be recognized as current-period charges. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS 151 did not have a material impact on our financial statements.
On December 16, 2004, the FASB issued Statement No. 123 (revised 2004), Share-Based Payment (“Statement 123(R)”), which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation (“Statement 123”). Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and amends FASB Statement No. 95, Statements of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. Statement 123(R) must be adopted for annual periods beginning after June 15, 2005. Accordingly, effective July 3, 2005, we adopted the fair-value recognition provisions of Statement 123(R). See Note H, Stock Options and Incentive Stock Awards, for further information on the implementation of Statement 123(R).
In May 2005, the FASB issued Statement No. 154, Accounting Changes and Error Corrections (“SFAS 154”). This Statement requires retrospective application for voluntary changes in accounting principle unless it is impracticable to do so. Statement 154’s retrospective application requirement replaces APB Opinion No. 20’s, Accounting Changes, requirement to recognize most voluntary changes in accounting principle by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Earlier application is permitted for accounting changes and corrections of errors occurring in fiscal periods beginning after the date this Statement is issued. We do not expect the adoption of SFAS 154 to have a material impact on our financial statements.
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
Yarn with respect to which we have fixed cotton prices at October 1, 2005 was valued at $31.9 million, and is scheduled for delivery between October 2005 and June 2006. At October 1, 2005, a 10% decline in the market price of the cotton covered by our fixed price yarn would have had a negative impact of approximately $2.2 million on the value of the yarn. At July 2, 2005, a 10% decline in the market price of the cotton covered by our fixed price yarn would have had a negative impact of approximately $2.6 million on the value of the yarn. The impact of a 10% decline in the market price of the cotton covered by our fixed price yarn would have had a smaller impact at October 1, 2005 than at July 2, 2005 due to having less fixed price yarn at October 1, 2005 than at July 2, 2005.
We may use derivatives, including cotton option contracts, to manage our exposure to movements in commodity prices. We do not designate our options as hedge instruments upon inception. Accordingly, we mark to market changes in the fair market value of the options as other expense (income) in the statements of income. We did not own any cotton options contracts on October 1, 2005.
INTEREST RATE SENSITIVITY
Our credit agreements provide that outstanding amounts bear interest at variable rates. If the amount of outstanding indebtedness at October 1, 2005 under the revolving credit facilities had been outstanding during the entire three months ended October 1, 2005 and the interest rate on this outstanding indebtedness were increased by 100 basis points, our interest expense would have increased by approximately $130,000, or 18.9%, during the quarter. This compares to an increase of $323,000, or 10.7%, for the 2005 fiscal year, or an average of $80,750 per quarter, based on the outstanding indebtedness at July 2, 2005. The effect of a 100 basis point increase in interest rates has a larger impact as of

October 1, 2005 than during fiscal year 2006 due to the higher debt levels outstanding on October 1, 2005, resulting from the acquisition of the Junkfood business. The actual increase in interest expense resulting from a change in interest rates would depend on the magnitude of the increase in rates and the average principal balance outstanding.
Item 4: Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of October 1, 2005 and, based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective.
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
There was no change in our internal control over financial reporting during the first quarter of fiscal year 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, we are currently evaluating the internal control over financial reporting at Junkfood Clothing Company and expect that we will take action to strengthen the internal control over financial reporting at Junkfood Clothing Company in a manner consistent with the Company’s overall internal control over financial reporting during fiscal year 2006.
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

DELTA APPAREL, INC. (Registrant)

November 8, 2005	By:	/s/ Herbert M. Mueller

Date	Herbert M. Mueller Vice President, Chief Financial Officer and Treasurer