Form 10-Q
period 2005-12-31
DELTA APPAREL INC
filed 2006-02-13
CIK 1101396

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2005
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
Yes ☑ No ☐.
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑.
As of February 1, 2006, there were outstanding 8,621,298 shares of the registrant’s common stock, par value of $0.01, which is the only class of the outstanding common or voting stock of the registrant.

INDEX

PART I. Financial Information	Page
Item 1. Financial Statements
Interim Condensed Consolidated Financial Statements (Unaudited):
Condensed Consolidated Balance Sheets—December 31, 2005 and July 2, 2005	3
Condensed Consolidated Statements of Income—Three months and six months ended December 31, 2005 and January 1, 2005	4
Condensed Consolidated Statements of Cash Flows—Six months ended December 31, 2005 and January 1, 2005	5
Notes to Condensed Consolidated Financial Statements	6-14
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14-20
Item 3. Quantitative and Qualitative Disclosures about Market Risk	20-21
Item 4. Controls and Procedures	21
PART II. Other Information
Item 4. Submission of Matters to a Vote of Security Holders	22
Item 6. Exhibits and Reports on Form 8-K	22
Signatures	23
Exhibits	24-27

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
DELTA APPAREL, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands, except shares and per share amounts)
(Unaudited)

	December 31,	July 2,
Assets	2005	2005
Current assets:
Cash	$948	$298
Accounts receivable, net	32,161	36,611
Income taxes receivable	1,662	—
Inventories	114,779	99,026
Prepaid expenses and other current assets	2,098	1,968
Deferred income taxes	2,619	1,252

Total current assets	154,267	139,155

Property, plant and equipment, net	20,692	19,950
Goodwill and other intangibles, net	19,717	—
Other assets	1,855	409

Total assets	$196,531	$159,514

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$39,588	$36,700
Income taxes payable	—	480
Current portion of long-term debt	3,683	15,065

Total current liabilities	43,271	52,245

Long-term debt	58,689	17,236
Deferred income taxes	1,111	171
Other liabilities	19	3,398

Total liabilities	103,090	73,050

Stockholders’ equity:
Preferred stock—2,000,000 shares authorized; none issued and outstanding	—	—
Common stock—par value $.01 a share, 15,000,000 shares authorized, 9,646,972 shares issued, and 8,621,298 and 8,522,052 shares outstanding as of December 31, 2005 and July 2, 2005, respectively	96	96
Additional paid-in capital	54,348	53,867
Retained earnings	45,019	39,106
Treasury stock—1,025,674 and 1,124,920 shares as of December 31, 2005 and July 2, 2005, respectively	(6,022)	(6,605)

Total stockholders’ equity	93,441	86,464

Total liabilities and stockholders’ equity	$196,531	$159,514

See accompanying notes to condensed consolidated financial statements.

DELTA APPAREL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,	January 1,	December 31,	January 1,
	2005	2005	2005	2005
Net sales	$57,702	$49,195	$118,275	$103,495
Cost of goods sold	39,433	38,379	81,312	81,102

Gross profit	18,269	10,816	36,963	22,393
Selling, general and administrative expenses	13,768	8,094	26,468	16,540
Other income (expense)	433	(15)	404	(5)

Operating income	4,934	2,707	10,899	5,848
Interest expense, net	997	835	1,682	1,538

Income before income taxes	3,937	1,872	9,217	4,310
Provision for income taxes	1,561	718	3,464	1,712

Net income	$2,376	$1,154	$5,753	$2,598

Earnings per share
Basic	$0.28	$0.14	$0.67	$0.31
Diluted	$0.27	$0.13	$0.67	$0.30

Weighted average number of shares outstanding	8,621	8,292	8,577	8,288
Dilutive effect of stock options	60	270	44	271

Weighted average number of shares assuming dilution	8,681	8,562	8,621	8,559

Cash dividends declared per common share	$0.04	$0.35	$0.08	$0.07

See accompanying notes to condensed consolidated financial statements.

DELTA APPAREL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Six Months Ended
	December 31,	January 1,
	2005	2005
Operating activities:
Net income	$5,753	$2,598
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,392	2,383
Deferred income taxes	(384)	(101)
(Gain) loss on sale of property and equipment	(68)	30
Noncash compensation	1,758	828
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed in connection with business acquisitions:
Accounts receivable	15,133	10,871
Inventories	(12,029)	(1,014)
Prepaid expenses and other current assets	61	159
Other noncurrent assets	(21)	(253)
Accounts payable and accrued expenses	(3,579)	(3,869)
Income taxes	(2,143)	(2,623)
Other liabilities	(3,378)	(2,994)

Net cash provided by operating activities	3,495	6,015

Investing activities:
Purchases of property, plant and equipment	(2,691)	(5,439)
Proceeds from sale of property, plant and equipment	124	92
Acquisition of business	(28,237)	—
Cash invested in joint venture	(1,425)	—

Net cash used in investing activities	(32,229)	(5,347)

Financing activities:
Repayment of Soffe revolving credit facility, net	(11,781)	(3,969)
Proceeds from long-term debt	84,951	24,476
Repayment of long-term debt	(43,100)	(20,910)
Proceeds from exercise of stock options	—	35
Dividends paid	(686)	(580)

Net cash provided by (used in) financing activities	29,384	(948)

Increase (decrease) in cash	650	(280)

Cash at beginning of period	298	333

Cash at end of period	$948	$53

Supplemental cash flow information:
Cash paid during the period for interest	$1,538	$1,200

Cash paid during the period for income taxes	$5,974	$4,804

Noncash financing activity—common stock issued under option plan	$1,428	$59

See accompanying notes to condensed consolidated financial statements.

DELTA APPAREL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note A—Basis of Presentation
We prepared the accompanying interim condensed consolidated financial statements in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. We believe these condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation. Operating results for the three and six months ended December 31, 2005 are not necessarily indicative of the results that may be expected for the year ending July 1, 2006. For more information regarding our results of operations and financial position refer to the consolidated financial statements and footnotes included in our Form 10-K for the year ended July 2, 2005, filed with the Securities and Exchange Commission.
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
Note C—New Accounting Standards
In December 2004, the Financial Accounting Standards Board (“FASB”) issued Staff Position (“FSP”) Nos. 109-1, Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004 (“FSP 109-1”), and 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (“FSP 109-2”). The American Jobs Creation Act of 2004 (the “Jobs Creation Act”) was enacted on October 22, 2004. Under guidance in FSP 109-1, the qualified production activities deduction will be treated as a “special deduction” as described in FASB Statement No. 109. As such, the special deduction has no effect on deferred tax assets and liabilities existing at the enactment date of the Jobs Creation Act. We have determined that our production activities will qualify under the Jobs Creation Act and expect the benefit of this deduction could have up to a 1% reduction on our effective income tax rate for fiscal year 2006. FSP 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Creation Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS 109. Although we have not finalized our evaluation of the impact of the repatriation provisions, based on our analysis to date, we do not expect to repatriate any foreign earnings pursuant to the Jobs Creation Act.
On December 16, 2004, the FASB issued Statement No. 123 (revised 2004), Share-Based Payment (“Statement 123(R)”), which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation (“Statement 123”). Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and amends FASB Statement No. 95, Statements of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. Statement 123(R) must be adopted for annual periods beginning after June 15, 2005. Accordingly, effective July 3, 2005, we adopted the fair-value recognition provisions of Statement 123(R). See Note I, Stock Options and Incentive Stock Awards, for further information on the implementation of Statement 123(R).
On November 10, 2005, the FASB issued Staff Position No. FAS 123(R)-3, Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards. This provides for a simplified method to establish the beginning balance of the additional paid-in capital pool related to the tax effects of share-based compensation. Since our adoption of Statement 123, we have not recorded any excess tax benefits associated with our stock options and therefore we have no initial pool of excess tax benefits upon adoption of Statement 123(R).

Note D—Acquisitions
Intensity Athletics, Inc.
On October 3, 2005, our wholly-owned subsidiary, M. J. Soffe Company, purchased substantially all of the assets of Intensity Athletics, Inc. and its business of designing, manufacturing, and marketing of athletic apparel pursuant to an Asset Purchase Agreement among M. J. Soffe Company, Intensity Athletics, Inc. (“Seller”), and the shareholder of the Seller, Tim Maloney Sales, Inc.
The aggregate consideration paid to Seller for substantially all of the assets of the Seller was a cash payment of $0.8 million. Additional amounts are payable to Seller in cash during each of fiscal years 2007, 2008, 2009 and 2010 if specified financial performance targets are met by Intensity Athletics, Inc. during annual periods beginning on October 3, 2005 and ending on September 26, 2009 (the “Earnout Amounts”). The Earnout Amounts are capped at a maximum aggregate amount of $0.6 million. No goodwill was recorded related to this acquisition.
The results of Intensity Athletics operations have been included in the consolidated financial statements since the acquisition date.
Junkfood Clothing Company
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
The aggregate consideration paid to Seller at Closing for substantially all of the assets of Seller consisted of (1) a cash payment of $20 million; and (2) issuance to Seller of a promissory note in the original principal amount of $2,500,000 (the “Note”). The Note bears interest at 9% and has a three-year term. Pursuant to the Asset Purchase Agreement, on December 1, 2005 we paid the Seller $4.4 million for the Closing Date Working Capital Adjustment, which was based upon the closing date balance sheet of Liquid Blaino Designs, Inc. Additional amounts are payable to Seller in cash during each of fiscal years 2007, 2008, 2009, and 2010 if financial performance targets are met by Junkfood during the period beginning on August 22, 2005 and ending on July 2, 2006 and during each of the three fiscal years thereafter (ending on June 27, 2009).
The acquisition of Junkfood is an important part of our expansion strategy. The addition of the Junkfood business to Delta Apparel keeps with our strategy of acquiring profitable apparel operations that expand our channels of distribution.
The acquisition of Junkfood was accounted for using the purchase method of accounting. The purchase price of the acquisition was allocated to the assets and related liabilities based on their fair values. We have identified certain intangible assets associated with the Junkfood business, including the trade name and trademarks, customer relationships, non-compete agreements and goodwill. Components of intangible assets are as follows:

		Useful Life
Goodwill	$10,877	N/A
Intangibles
Tradename/trademarks	1,530	20 yrs
Customer relationships	7,220	20 yrs
Non-compete agreements	250	5 yrs

Total intangibles	9,000

Total goodwill and intangibles	$19,877

The $10.9 million of goodwill was assigned to the Retail-Ready Apparel segment of our business. The total amount of goodwill is expected to be deductible for tax purposes.
The results of Junkfood’s operations have been included in the consolidated financial statements since the acquisition date. The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of the acquisition.

Cash consideration paid	$24,353
Promissory note issued	2,500
Direct merger costs	582

Total purchase price	$27,435

Accounts receivable	$10,514
Inventories	2,982
Other current assets	125
Other assets	26
Property, plant and equipment	268
Goodwill and other intangible assets	19,877
Current liabilities	(6,357)

Fair value of net assets acquired	$27,435

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

	Three Months Ended		Six Months Ended
	December 31,	January 1,	December 31,	January 1,
	2005	2005	2005	2005
Net sales	$57,702	$54,941	$129,641	$112,885
Net income	2,376	1,556	6,657	3,185
Net income per share
Basic	$0.28	$0.19	$0.78	$0.38
Diluted	$0.27	$0.18	$0.77	$0.37
Note E—Intangible Assets
Components of intangible assets are as follows:

	December 31,
	2005	Useful Life
Goodwill	$10,877	N/A
Intangibles
Tradename/trademarks	1,530	20 yrs
Customer relationships	7,220	20 yrs
Non-compete agreements	250	5 yrs

Total intangibles	9,000

Total goodwill and intangibles	19,877

Less accumulated amortization	(160)

	$19,717

Amortization expense for intangible assets was $0.2 million for the three months ended December 31, 2005. We estimate amortization expense will be approximately $0.2 million for the remainder of fiscal year 2006 and $0.5 million for each of the five succeeding fiscal years.

Note F—Inventories
Inventories consist of the following:

	December 31,	July 2,
	2005	2005
Raw materials	$6,048	$4,496
Work in process	27,251	21,231
Finished goods	81,480	73,299

	$114,779	$99,026

Note G—Debt
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
The new credit facility is secured by a first-priority lien on substantially all of the real and personal property of Delta Apparel, Junkfood, and M. J. Soffe Co. All loans under the credit agreement bear interest at rates based on an adjusted LIBOR rate plus an applicable margin or a bank’s prime rate plus an applicable margin. The facility requires installment payments of approximately $265,000 per month in connection with fixed asset amortizations, and these amounts reduce the amount of availability under the facility.
The new facility contains a subjective acceleration clause and a “springing” lockbox arrangement (as defined in EITF 95-22), whereby remittances from customers will be forwarded to our general bank account and will not reduce the outstanding debt until and unless a specified event or an event of default occurs. Pursuant to EITF 95-22, we classify borrowings under the new facility as noncurrent debt.
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
Note H—Selling, General and Administrative Expense
We include in selling, general and administrative expenses, costs incurred subsequent to the receipt of finished goods at our distribution facilities, such as the cost of stocking, warehousing, picking and packing, and shipping goods for delivery to our customers. In addition, selling, general and administrative expenses include costs related to sales associates, administrative personnel cost, advertising and marketing expenses and general and administrative expenses. For the second quarter of fiscal years 2006 and 2005, distribution costs included in selling, general and administrative expenses totaled $3.5 million and $1.9 million, respectively. For the first six months of fiscal years 2006 and 2005, distribution costs included in selling, general and administrative expenses totaled $6.5 million and $3.8 million, respectively. The increase in selling, general and administrative expenses is primarily related the acquisition of Junkfood.
Note I—Stock Options and Incentive Stock Awards
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
Option Plan
Stock options are granted with exercise prices not less than the fair market value of our common stock at the time of the grant, with an exercise term (as determined by the Compensation Committee) not to exceed 10 years. The Compensation Committee determines the vesting period for our stock options. Generally, such stock options become exercisable over four years. Certain option awards provide for accelerated vesting upon meeting specific retirement, death or disability criteria. No options for shares of our common stock were granted during the three-month period ended December 31, 2005. No stock options were exercised under the Option Plan during the three months ended December 31, 2005 and January 1, 2005.
No stock-based compensation cost related to stock options was recognized in the statements of income for the years ended July 2, 2005 and July 3, 2004, as all options granted in these periods had an exercise price equal to the market price at the date of grant. As a result of adopting Statement 123(R), our operating income for the three-month period ended December 31, 2005 is $0.2 million lower than if we had continued to account for stock-based compensation under APB No. 25. Stock compensation expense is included in our cost of sales and selling, general and administrative expense in our statements of income over the vesting periods.
The table below presents the pro forma effect on net income and earnings per share if we had applied the fair value recognition provision to options granted under our stock option plan for the three and six months ended January 1, 2005. For purposes of this pro forma disclosure, the value of the options is estimated using the Black-Scholes option-pricing model and amortized to expense over the options’ vesting periods. For the three and six month periods ended January 1, 2005, expenses net of tax totaling $0.2 million and $0.3 million, respectively, related to our Stock Award Plan, described below, were included in our net income and earnings per share, as reported.

	Three Months	Six Months
	Ended	Ended
	January 1,	January 1,
	2005	2005
Net income, as reported	$1,154	$2,598

Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	155	290

Deduct: Total stock-based employee compensation expense determined under fair value based method for all options and awards, net of related tax effects	(323)	(626)

Pro forma net income	$986	$2,262

Earnings per share:
Basic—as reported	$0.14	$0.31
Basic—pro forma	$0.12	$0.27

Diluted—as reported	$0.13	$0.30
Diluted—pro forma	$0.12	$0.26

A summary of the status of our nonvested shares as of December 31, 2005, and changes during the six months ended December 31, 2005, is presented below:

	Six Months Ended
	December 31, 2005
		Weighted-
		Average
		Grant-Date
	Shares	Fair Value
Nonvested at July 2, 2005	158,500	$4.23
Granted	734,000	$5.18
Vested	(158,500)	$4.23
Forfeited	—	—
Expired	—	—

Nonvested at December 31, 2005	734,000	$5.18

As of December 31, 2005, there was $3.1 million of total unrecognized compensation cost related to non-vested stock options under the Option Plan. This cost is expected to be recognized over a period of 3.5 years.
In December 2005, the FASB issued FSP FAS No. 123R-3 (“FSP123R”), Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards, which provides for a simplified method of calculating the initial pool of excess tax benefits upon adoption of Statement 123R. The Option Plan meets the requirements of IRC Section 422 to qualify as an Incentive Stock Option (“ISO”). We had no knowledge of any disqualifying dispositions, and accordingly, we did not have any tax deductions and there were no excess tax benefits, associated with our Option Plan. As such, we have no initial pool of excess tax benefits upon the adoption of Statement 123R.
During fiscal year 2006, we have recorded expense associated with our Option Plan pursuant to Statement 123R. As our Option Plan qualifies as an ISO, this expense is not tax deductible and results in a permanent tax difference, thus increasing our effective income tax rate. Statement 123R precludes companies from anticipating disqualifying dispositions by employees. Upon the occurrence of any future disqualifying dispositions, we will be able record a tax benefit equal to the lesser of the actual benefit of the tax deduction or the cumulative compensation cost previously recognized in earnings. Any excess benefit will be recognized as an increase to additional paid-in capital.
Award Plan
Under the Award Plan, awards are granted to acquire shares of stock at a cash purchase price of $0.01 per share. The Award Plan contains certain provisions that require it to be accounted for as a liability under Statement 123(R) and previously required it to be accounted for as a variable plan under APB25. In fiscal year 2003, a three-year performance award was granted. These awards vested when we filed our Annual Report on Form 10-K for fiscal year 2005 based on the achievement of performance criteria for the three-year period ended July 2, 2005. In the three months ended October 1, 2005, awards for 125,000 shares of our common stock were granted. These awards will vest upon the filing of our Annual Report on Form 10-K for fiscal year 2007 based on the achievement of performance criteria for the two-year period ended June 30, 2007. Awards provide for accelerated vesting upon meeting specific retirement, death or disability criteria.
Compensation expense recorded under the Award Plan was $0.5 million and $0.4 million in the three months ended December 31, 2005 and January 1, 2005, respectively. Stock compensation expense is included in our cost of sales and selling, general and administrative expense in our statements of income over the vesting periods.
No options for shares of our common stock were granted during the three-month period ended December 31, 2005. No stock options were exercised under the Award Plan during the three months ended December 31, 2005 and January 1, 2005.
A summary of the status of our nonvested shares as of December 31, 2005, and changes during the six months ended December 31, 2005, is presented below:

	Six Months Ended
	December 31, 2005
		Weighted-
		Average
		Grant-Date
	Shares	Fair Value
Nonvested at July 2, 2005	94,402	$0.01
Granted	125,000	$0.01
Vested	(94,402)	$0.01
Forfeited	—	—
Expired	—	—

Nonvested at December 31, 2005	125,000	$0.01

As of December 31, 2005, there was $3.1 million of total unrecognized compensation cost related to non-vested stock options under the Award Plan. This cost is expected to be recognized over a period of 1.7 years.
Note J—Income Taxes
Our effective income tax rate for the six months ended December 31, 2005 was 37.6%, compared to 34.3% for the fiscal year ended July 2, 2005. During the year ended July 2, 2005, we decided to indefinitely reinvest our foreign earnings in Honduras. Therefore, we reversed the $0.7 million tax liability associated with the foreign earnings, as no provision for the U.S. federal and state tax ramifications of repatriating the earnings is necessary. Our effective income tax rate for the six months ended December 31, 2005 is lower than the statutory tax rate primarily as the result of the manufacturing deduction relating to income attributable to U.S. production activities under the American Jobs Creation Act of 2004, partially offset by the tax implications associated with the expensing of our stock options.
Note K—Purchase Contracts
We have entered into agreements, and have fixed prices, to purchase yarn and finished apparel products for use in our manufacturing operations. At December 31, 2005, minimum payments under these contracts to purchase yarn and finished apparel products with non-cancelable contract terms were $22.3 million and $3.1 million, respectively.
Note L—Computation of Basic and Diluted Net Earnings per Share (EPS)
We compute basic net earnings per share by dividing net income by the weighted average number of common shares outstanding during the period. The computation of diluted earnings per share includes the dilutive effect of stock options and non-vested stock awards granted under our Stock Option Plan and our Incentive Stock Award Plan unless such shares would be anti-dilutive. Options to purchase 734 thousand shares of our common stock were excluded from the computation of diluted weighted average common shares outstanding because the assumed proceeds related to these shares would have allowed us to repurchase at the average price during the quarter more shares than could have been exercised, and therefore were anti-dilutive.
Note M—Stockholders’ Equity
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
Stock Repurchase Program
We have authorization from our Board of Directors to spend up to an aggregate of $6.0 million for share repurchases under the Stock Repurchase Program. All purchases are made at the discretion of our management. We did not purchase shares of our common stock during the three months ended December 31, 2005. Since the inception of the Stock Repurchase Program, we have purchased 755,524 shares of our common stock pursuant to the program for an aggregate of $4.5 million.

Quarterly Dividend Program
On October 28, 2005, our Board declared a cash dividend of four cents per share of common stock pursuant to our quarterly dividend program. We paid the dividend on November 28, 2005 to shareholders of record as of the close of business on November 16, 2005. On January 17, 2006, our Board declared a cash dividend of four cents per share of common stock payable on February 27, 2005 to shareholders of record as of the close of business on February 15, 2006. Although the Board may terminate or amend the program at any time, we currently expect to continue the quarterly dividend program.
Note N—Segment Reporting
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
Information about our operations as of and for the three months ended December 31, 2005 and January 1, 2005, by operating segment, is as follows (in thousands):

		Retail-
	Activewear	Ready	Corporate and
	Apparel	Apparel	Unallocated	Consolidated
Fiscal Year 2006:
Net sales	$28,501	$29,201	$—	$57,702
Segment operating income	2,191	2,673	70	4,934
Segment assets	99,103	97,428	—	196,531

Fiscal Year 2005:
Net sales	$33,872	$15,323	$—	$49,195
Segment operating income	1,935	865	(93)	2,707
Segment assets	96,169	67,032	—	163,201
Information about our operations for the six months ended December 31, 2005 and January 1, 2005, by operating segment, is as follows (in thousands):

		Retail-
	Activewear	Ready	Corporate and
	Apparel	Apparel	Unallocated	Consolidated
Fiscal Year 2006:
Net sales	$58,067	$60,208	$—	$118,275
Segment operating income	4,200	6,569	130	10,899

Fiscal Year 2005:
Net sales	$66,852	$36,643	$—	$103,495
Segment operating income	1,944	3,998	(94)	5,848
The following reconciles the Segment Operating Income to the consolidated income before income taxes for the three and six months ended December 31, 2005 and January 1, 2005.

	Three Months Ended		Six Months Ended
	December 31,	January 1,	December 31,	January 1,
	2005	2005	2005	2005
Segment operating income	$4,934	$2,707	$10,899	$5,848
Unallocated interest expense	997	835	1,682	1,538

Consolidated income before taxes	$3,937	$1,872	$9,217	$4,310

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
The forward-looking statements in this Quarterly Report are based on our expectations and are necessarily dependent upon assumptions, estimates and data that we believe are reasonable and accurate but may be incorrect, incomplete or imprecise. Forward-looking statements are also subject to a number of business risks and uncertainties, any of which could cause actual results to differ materially from those set forth in or implied by the forward-looking statements. Many of these risks and uncertainties are described under the subheading “Risk Factors” in our Form 10K for the year ended July 2, 2005 filed with the Securities and Exchange Commission and are beyond our control. Accordingly, any forward-looking statements do not purport to be predictions of future events or circumstances and may not be realized.
We do not undertake publicly to update or revise the forward-looking statements even if it becomes clear that any projected results will not be realized.
BUSINESS OUTLOOK
For the second quarter of fiscal 2006, net sales rose 17.3% to a record $57.7 million compared to $49.2 million in the prior year quarter. Gross margins improved 970 basis points to 31.7% compared to 22.0% in the prior year second quarter and improved 80 basis points from the first fiscal quarter of 2006. Selling, general and administrative expenses were 23.9% of sales compared to 16.5% of sales in the prior year quarter, primarily related to higher distribution costs, increased selling costs associated with the Junkfood business, and higher management incentive expenses. The increased distribution costs are primarily related to the addition of the New Jersey distribution center and the move to a new West Coast facility. Operating margin increased 300 basis points to 8.6% compared to 5.5% in the prior year period. Our net income for the quarter ended December 31, 2005 increased 105.9% to $2.4 million, or $0.28 per basic share, compared to the prior year’s level of $1.2 million, or $0.14 per basic share.
Sales in our Retail-Ready Apparel segment, which includes our Soffe and Junkfood businesses, increased 90.6% to $29.2 million for the second quarter of fiscal year 2006 from $15.3 million in the prior year quarter. The sales increase was primarily driven by our Junkfood acquisition, which was completed on August 22, 2005, and a slight increase in sales in our Soffe business. We are continuing to focus on increasing our penetration in our four Soffe distribution channels through the enhancement and broadening of our product line. We have an expanded fashion product offering planned for spring, as well as a new outerwear product line that will roll out in the second half of the fiscal year. In the Junkfood business, we continue to take the appropriate steps to position the business for growth ahead. Over the past quarter, we have focused on improving the infrastructure of the business in the areas of management, information technology and distribution. These improvements, along with our focus on product design, should allow us to meet our current demand and continue to increase the number of specialty and department stores carrying our products around the world. Junkfood is currently shipping to over 1,500 customers, and there is considerable interest from business partners in other countries who want to distribute our products. We also believe we can develop new products and new brands to serve the mid-tier department stores. We are encouraged by the sales growth in our Retail-Ready Apparel segment and the strong demand for our product over the broad range of distribution channels we serve.
In the Activewear Apparel segment of our business, sales declined $5.4 million to $28.5 million, from the all time record we achieved for the second quarter of last year. The sales decline was primarily driven by a reduction in our private label business, which had an especially strong quarter last year. Additionally, our long sleeve shirt business did not perform to our expectations due to competitive fleece pricing in the marketplace. Our margins improved in the Activewear segment compared to the prior year due to less expensive raw material cost flowing through cost of sales, combined with manufacturing efficiencies and improvements in quality that were achieved. These improvements were partially offset by higher distribution cost driven by our new capacity in the Northeast, the move to an expanded facility in California and the unbalanced inventories caused by this year’s hurricane season. While the changes in our distribution facilities have increased our fixed cost in the short term, we believe we are now well positioned to build future sales with our catalog direct customers in the second half of the fiscal year. In addition, by the end of the third fiscal quarter we plan to have the Soffe business, including Intensity Athletics, and the Activewear segment operating out of the same facility on the west coast, which should lower our distribution costs in the future.
We continue to diversify our customer base in the Activewear segment and are encouraged by the steady growth of our direct customer base, which increased by more than 15% in the first six months of fiscal year 2006. During the second quarter of this year, approximately 86% of our shipments were catalog direct, with private label sales making up the remaining 14%.
While we are pleased with our results for the first six months of fiscal 2006, we are looking forward to the second half of the year in which we intend to build on our accomplishments and position ourselves for further growth in fiscal year 2007. As we enter our third quarter we are encouraged with the direction of both our Retail-Ready and Activewear segments but remain cautious of the high energy costs and its potential impact on consumer spending for apparel products. While we have not seen a slowdown in sales, we consider the high cost of energy to be a risk factor that could negatively affect our sales. We expect the higher energy and transportation costs will have a greater impact on our Activewear segment than our Retail-Ready segment.
We believe each of our business units are well positioned to grow. We currently have a broad range of distribution channels for apparel products and believe this diversity of distribution gives us a strong foundation to continue to build our business for the future.
EARNINGS GUIDANCE
For the third fiscal quarter ending April 1, 2006, we expect sales to be in the range of $66 to $70 million and basic earnings to be in the range of $0.29 to $0.33 per share. This compares to the prior year fiscal third quarter sales of $58.3 million and basic earnings of $0.65 per share. In the prior year third quarter, we recorded a $0.26 per share gain related to the sale of our Edgefield, South Carolina yarn facility in January 2005 as well as a $0.08 per share gain related to the reversal of a foreign earnings tax liability. Excluding both of these one-time items, basic earnings per share in the prior year period would have been $0.31.
For the year ending July 1, 2006, we continue to expect sales to be in the range of $265 to $275 million and basic earnings to be in the range of $1.71 to $1.80 per share. When comparing fiscal 2006 estimates to fiscal 2005 results, the following chart highlights our fiscal year 2005 basic earnings per share, adjusted for the impact of the sale of our Edgefield, South Carolina yarn spinning facility and adjusted for the reversal of the tax liability associated with our decision to permanently reinvest our foreign earnings in Honduras.

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
RESULTS OF OPERATIONS
Our results for the first six months of fiscal year 2006 included nineteen weeks of operations from Junkfood Clothing Company, which was acquired on August 22, 2005.
Net sales for the second quarter of fiscal year 2006 increased 17.3% to $57.7 million compared to $49.2 million for the second quarter of the prior year. The sales increase resulted from an increase in sales by the Retail-Ready segment, partially offset by a decrease in sales by the Activewear Apparel segment. Retail-Ready Apparel sales increased 90.6% in the second quarter of fiscal year 2006 compared to the prior year primarily related to the Junkfood acquisition and a slight increase in sales in the Soffe business. Sales in the Activewear Apparel segment declined 15.9%, primarily driven by a reduction in our private label business, which had an especially strong quarter last year. Additionally, our long sleeve shirt business did not perform to our expectations due to competitive fleece pricing in the marketplace. For the six months ended December 31, 2005, net sales increased 14.3% to $118.3 million compared to $103.5 million in the prior year. The sales increase primarily relates to the acquisition of Junkfood Clothing Company partially offset by a decrease in sales by the Activewear Apparel segment.
Gross profit as a percentage of net sales increased to 31.7% in the second quarter of fiscal year 2006 from 22.0% in the second quarter of the prior year. The 970 basis point improvement in gross margins is primarily driven by the higher gross margins associated with the Junkfood business, as well as less expensive raw material costs and lower manufacturing costs flowing through cost of sales. Gross profit as a percentage of net sales increased to 31.3% in the first six months of fiscal year 2006 from 21.6% in the same period of the prior year for the same reasons noted above. Our gross margins may not be comparable to other companies, since some entities include costs related to their distribution network in cost of goods sold and we exclude a portion of them from gross margin and include them in selling, general and administrative expenses.
Selling, general and administrative expenses, including the provision for bad debts, for the second quarter of fiscal year 2006 were $13.8 million, or 23.9% of sales, compared to $8.1 million, or 16.5% of sales for the same period in the prior year. The increase in selling, general and administrative expenses was primarily related to higher distribution costs, increased selling costs associated with the Junkfood business, and higher management incentive expenses. The increased distribution costs are primarily related to the addition of the New Jersey distribution center and the move to the new West Coast facility. Selling, general and administrative expenses, including the provision for bad debts, for the first six months of fiscal year 2006 were $26.5 million, or 22.4% of sales, compared to $16.5 million, or 16.0% of sales for the same period in the prior year. The increase was driven by the same items that drove the increase in the second quarter of fiscal year 2006.
Other income for the first six months of fiscal year 2006 was $0.4 million compared to other expense of $5 thousand for the first six months of the prior year. During the three months ended December 31, 2005, we recorded a $0.4 million gain on the insurance recovery associated with inventory damaged during Hurricane Katrina.
Operating income for the second quarter of fiscal year 2006 was $4.9 million, an increase of $2.2 million, or 82.3%, from $2.7 million for the second quarter of the prior year. This increase was primarily the result of the improvement in gross margins and our other income, partially offset by higher selling, general and administrative costs described above. Operating income for the first six months of fiscal year 2006 increased to $10.9 million, or 86.4%, from $5.8 million for the first six months of the prior year.
Net interest expense for the second quarter of fiscal year 2006 was $1.0 million, an increase of $0.2 million, or 19.4%, from $0.8 million for the prior year second quarter. The increase in interest expense was due to an increase in average interest rates of approximately 200 basis points and higher average borrowings during the quarter ended December 31, 2005 as compared to the prior year due to the acquisition of Junkfood Clothing.

Our effective income tax rate for the six months ended December 31, 2005 was 37.6%, compared to 34.3% for the fiscal year ended July 2, 2005. During the year ended July 2, 2005, we decided to indefinitely reinvest our foreign earnings in Honduras. Therefore, we reversed the $0.7 million tax liability associated with the foreign earnings, as no provision for the U.S. federal and state tax ramifications of repatriating the earnings is necessary. Our effective income tax rate for the six months of fiscal year 2006 is lower than the statutory tax rate primarily as the result of the manufacturing deduction relating to income attributable to U.S. production activities under the American Jobs Creation Act of 2004, partially offset by the tax implications associated with the expensing of our stock options.
Net income for the second quarter of fiscal year 2006 was $2.4 million, an increase of $1.2 million, or 105.9%, compared to $1.2 million in the prior year second fiscal quarter. Net income for the first six months of fiscal year 2006 was $5.8 million, an increase of $3.2 million, or 121.4%, compared to $2.6 million in the prior year first six months. The results for the first six months of fiscal year 2006 include nineteen weeks of operations from Junkfood, which was acquired on August 22, 2005.
Accounts receivable decreased $4.5 million from July 2, 2005 to $32.2 million on December 31, 2005. The decrease is primarily related to lower accounts receivable in our Delta and Soffe business, partially offset by the acquisition of Junkfood Clothing. The decrease in accounts receivable was primarily the result of lower sales during the quarter ended December 31, 2005 compared to the quarter ended July 2, 2005.
Inventories increased $15.8 million from July 2, 2005 to $114.8 million on December 31, 2005. The increase in inventory is the result of lower than expected sales in our Activewear Apparel segment and the acquisition of Junkfood Clothing. We closely monitor our inventory and are currently adjusting our production schedules to manage our overall inventory levels. We believe we will lower our overall inventory by approximately $20 million during the second half of fiscal year 2006.
Capital expenditures in the second quarter of fiscal year 2006 were $1.5 million compared to $3.1 million in the second quarter of the prior year. Capital expenditures in the first six months of fiscal year 2006 totaled $2.7 million compared to $5.4 million in the first six months of the prior year. Capital expenditures in fiscal year 2006 primarily related to our new West Coast distribution center and lowering our costs in our manufacturing facilities. The expenditures during fiscal year 2005 primarily related to the acquisition of the distribution center in Tennessee, and upgrading the air filtration system and adding an additional spinning frame at our Edgefield yarn plant, which was sold during fiscal year 2005. In addition to the capital expenditures, during the second quarter of fiscal year 2006 we invested $0.4 million in a joint venture in Honduras. Through our Honduran subsidiary, we have invested a total of $1.5 million with experienced partners in the Green Valley Industrial Park, which will construct and operate an industrial park in San Pedro Sula, Honduras. We have a 15% ownership interest in the Green Valley joint venture. During fiscal year 2006, we expect to spend a total of approximately $8.5 million on capital expenditures, including approximately $2 million on our investment in the Honduran joint venture.
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
The new facility contains limitations on, or prohibitions of, cash dividends. We are allowed to make cash dividends in amounts such that the aggregate amount paid to shareholders since May 16, 2000 does not exceed twenty-five percent (25%) of our cumulative net income calculated from May 16, 2000 to the date of determination, provided, among other things, that as of the date of such dividend payment, and after giving effect to the dividend payment, our availability under our revolving credit facility is not less than $6.0 million.
The new credit facility is secured by a first-priority lien on substantially all of the real and personal property of Delta Apparel, Junkfood, and M. J. Soffe Co. All loans under the credit agreement bear interest at rates based on an adjusted LIBOR rate plus an applicable margin or a bank’s prime rate plus an applicable margin. The facility requires installment payments of approximately $265,000 per month in connection with fixed asset amortizations, and these amounts reduce the amount of availability under the facility.

The new facility contains a subjective acceleration clause and a “springing” lockbox arrangement (as defined in EITF 95-22), whereby remittances from customers will be forwarded to our general bank account and will not reduce the outstanding debt until and unless a specified event or an event of default occurs. Pursuant to EITF 95-22, we classify our borrowings under the new facility as noncurrent debt.
At December 31, 2005, we had $59.9 million outstanding under our credit facility with Wachovia Bank, National Association, at an average interest rate of 5.9%.
In addition, we have a seller note payable to the former Junkfood shareholders pursuant to the Asset Purchase Agreement dated as of August 22, 2005. The $2.5 million seller note bears interest at 9% and has principal payments due as follows: $500,000 on August 22, 2006; $750,000 on August 22, 2007 and $1,250,000 on August 22, 2008.
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
Pursuant to the First Amendment to Amended and Restated Stock Purchase Agreement, amounts are payable to the prior shareholders of M. J. Soffe if specified financial performance targets are met by M. J. Soffe Co. during the annual period beginning on October 2, 2005 and ending on September 30, 2006 (the “Earnout Amount”.) The Earnout Amount is capped at a maximum aggregate amount of $4.0 million per year and is payable five business days subsequent to the filing of the Form 10-Q for the first fiscal quarter of fiscal year 2007. Based on current projections, we anticipate paying approximately $3.0 million in Earnout Amount in November 2006.
As part of the consideration of the acquisition of Junkfood, additional amounts are payable to the Junkfood Sellers during each of fiscal years 2007, 2008, 2009, and 2010 if financial performance targets are met by Junkfood during the period beginning on August 22, 2005 and ending on July 2, 2006 and during each of the three fiscal years thereafter (ending on June 27, 2009). Based on current projections, we anticipate paying approximately $3.4 million to the former Junkfood shareholders related to the earnout period ending July 1, 2006. Any contingent consideration related to the earnout period ending July 1, 2006 will be accrued on July 1, 2006, when the contingency has been resolved.
Operating Cash Flows
Net cash provided by operating activities was $3.5 million and $6.0 million for the first six months of fiscal years 2006 and 2005, respectively. Our cash flow from operating activities is primarily due to net income plus depreciation and changes in working capital. We monitor changes in working capital by analyzing our investment in accounts receivable and inventories and by the amount of accounts payable. During the first six months of fiscal year 2006, our cash flow provided by operating activities was primarily from net income plus depreciation, and a decrease in accounts receivables, offset partially by an increase in inventory and a decrease in accounts payable and accrued expenses. The cash provided by operating activities in fiscal year 2005 was primarily the result of net income plus depreciation and a reduction in accounts receivable, partially offset by a decrease in accounts payable and accrued expenses.
Investing Cash Flows
During the six months ended December 31, 2005, we acquired the Junkfood business for $27.4 million and Intensity Athletics, Inc. for $0.8 million, inclusive of direct costs associated with the acquisitions. In addition, we used $2.7 million in cash for purchases of property, plant and equipment, and invested $1.4 million in a joint venture in Honduras. Capital expenditures in fiscal year 2006 primarily related to our new West Coast distribution center and lowering our costs in our manufacturing facilities. Through our Honduran subsidiary, we have invested a total of $1.5 million with experienced partners in the Green Valley Industrial Park, which will construct and operate an industrial park in San Pedro Sula, Honduras. We have a 15% ownership interest in the Green Valley joint venture. During fiscal year 2006, we expect to spend a total of approximately $8.5 million on capital expenditures, including approximately $2 million on our investment in the Honduran joint venture. During the six months ended January 1, 2005, investing activities used $5.3 million in cash. The capital expenditures primarily related to the acquisition of the distribution center in Tennessee, and upgrading the air filtration system and adding an additional spinning frame at our Edgefield yarn plant, which was sold during fiscal year 2005.
Financing Activities
For the first six months of fiscal year 2006, financing activities provided us $29.4 million in cash, primarily related to proceeds from our revolving credit facility with Wachovia Bank, National Association. The proceeds were primarily used for the acquisition of Junkfood Clothing on August 22, 2005. For the first six months of fiscal year 2005, we used $0.9 million in cash for financing activities, primarily related to the payment of dividends and repayment of long term debt. We paid dividends to our shareholders totaling $0.7 million and $0.6 million in the first six months of fiscal years 2006 and 2005, respectively.

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
Purchases by Delta Apparel of its Own Shares
We have authorization from our Board of Directors to spend up to an aggregate of $6.0 million for share repurchases under the Stock Repurchase Program. All purchases are made at the discretion of our management. We did not purchase shares of our common stock during the three months ended December 31, 2005. Since the inception of the Stock Repurchase Program, we have purchased 755,524 shares of our common stock pursuant to the program for an aggregate of $4.5 million.
Dividend Program
On October 28, 2005, our Board of Directors declared a cash dividend of four cents per share of common stock pursuant to our quarterly dividend program. We paid the dividend on November 28, 2005 to shareholders of record as of the close of business on November 16, 2005. On January 17, 2006, our Board declared a cash dividend of four cents per share of common stock payable on February 27, 2006 to shareholders of record as of the close of business on February 15, 2006. Although the Board may terminate or amend the program at any time, we currently expect to continue the quarterly dividend program.
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
Income Taxes
We use the liability method of accounting for income taxes, which requires recognition of temporary differences between financial statement and income tax basis of assets and liabilities measured by enacted tax rates. We have recorded deferred tax assets for certain state operating loss carryforwards and nondeductible accruals. We established a valuation allowance related to certain of the state operating loss carryforward amounts in accordance with the provisions of FASB Statement No. 109, Accounting for Income Taxes. We continually review the adequacy of the valuation allowance and recognize the benefits of deferred tax assets if reassessment indicates that it is more likely than not that the deferred tax assets will be realized based on earnings forecasts in the respective tax locations. As of December 31, 2005, we had operating loss carryforwards of approximately $7.6 million for state tax purposes. The valuation allowance against the operating loss carryforwards was $146 thousand at December 31, 2005. These carryforwards expire at various intervals through 2020.
There have been no changes in our critical accounting policies since the filing of our Annual Report on Form 10-K for the year ended July 2, 2005.
NEW ACCOUNTING STANDARDS
In December 2004, the Financial Accounting Standards Board (“FASB”) issued Staff Position (“FSP”) Nos. 109-1, Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004 (“FSP 109-1”), and 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (“FSP 109-2”). The American Jobs Creation Act of 2004 (the “Jobs Creation Act”) was enacted on October 22, 2004. Under guidance in FSP 109-1, the qualified production activities deduction will be treated as a “special deduction” as described in FASB Statement No. 109. As such, the special deduction has no effect on deferred tax assets and liabilities existing at the enactment date of the Jobs Creation Act. We have determined that our production activities will qualify under the Jobs Creation Act and expect the benefit of this deduction could have up to a 1% reduction on our effective tax rate for fiscal year 2006. FSP 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Creation Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS 109. Although we have not finalized our evaluation of the impact of the repatriation provisions, based on our analysis to date, we do not expect to repatriate any foreign earnings pursuant to the Jobs Creation Act.
On December 16, 2004, the FASB issued Statement No. 123 (revised 2004), Share-Based Payment (“Statement 123(R)”), which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation (“Statement 123”). Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and amends FASB Statement No. 95, Statements of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. Statement 123(R) must be adopted for annual periods beginning after June 15, 2005. Accordingly, effective July 3, 2005, we adopted the fair-value recognition provisions of Statement 123(R). See Note I, Stock Options and Incentive Stock Awards, for further information on the implementation of Statement 123(R).
On November 10, 2005, the FASB issued Staff Position No. FAS 123(R)-3, Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards. This provides for a simplified method to establish the beginning balance of the additional paid-in capital pool related to the tax effects of share-based compensation. Since our adoption of Statement 123, we have not recorded any excess tax benefits associated with our stock options and therefore we have no initial pool of excess tax benefits upon adoption of Statement 123(R).
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
Yarn with respect to which we have fixed cotton prices at December 31, 2005 was valued at $22.3 million, and is scheduled for delivery between January 2006 and September 2006. At December 31, 2005, a 10% decline in the market price of the cotton covered by our fixed price yarn would have had a negative impact of approximately $1.5 million on the value of the yarn. At July 2, 2005, a 10% decline in the market price of the cotton covered by our fixed price yarn would have had a negative impact of approximately $2.6 million on the value of the yarn. The impact of a 10% decline in the market price of the cotton covered by our fixed price yarn would have had a smaller impact at December 31, 2005 than at July 2, 2005 due to having less fixed price yarn at December 31, 2005 than at July 2, 2005.
We may use derivatives, including cotton option contracts, to manage our exposure to movements in commodity prices. We do not designate our options as hedge instruments upon inception. Accordingly, we mark to market changes in the fair market value of the options as other expense (income) in the statements of income. We did not own any cotton options contracts on December 31, 2005.
INTEREST RATE SENSITIVITY
Our credit agreements provide that outstanding amounts bear interest at variable rates. If the amount of outstanding indebtedness at December 31, 2005 under the revolving credit facility had been outstanding during the entire three months ended December 31, 2005 and the interest rate on this outstanding indebtedness were increased by 100 basis points, our interest expense would have increased by approximately $150,000, or 15.0% of actual interest expense, during the quarter. This compares to an increase of $323,000, or 10.7% of actual interest expense, for the 2005 fiscal year, or an average of $80,750 per quarter, based on the outstanding indebtedness at July 2, 2005. The effect of a 100 basis point increase in interest rates has a larger impact as of December 31, 2005 than during fiscal year 2005 due to the higher debt levels outstanding on December 31, 2005, resulting from the acquisition of the Junkfood business. The actual increase in interest expense resulting from a change in interest rates would depend on the magnitude of the increase in rates and the average principal balance outstanding.
Item 4: Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2005 and, based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective.
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
There was no change in our internal control over financial reporting during the second quarter of fiscal year 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, we are currently evaluating the internal control over financial reporting at Junkfood Clothing Company and expect that we will take action to strengthen the internal control over financial reporting at Junkfood Clothing Company in a manner consistent with the Company’s overall internal control over financial reporting during fiscal year 2006.

PART II. OTHER INFORMATION
Item 4. Submission of Matters to a Vote of Security Holders
The following summarizes the votes at the Annual Meeting of the Company’s shareholders held on November 10, 2005:

					Broker
Election of Directors	For	Against	Withheld	Abstentions	Non-votes

David S. Fraser	7,275,788	N/A	4,215	N/A	N/A
William F. Garrett	7,267,440	N/A	12,563	N/A	N/A
Robert W. Humphreys	7,275,828	N/A	4,175	N/A	N/A
Dr. Max Lennon	7,275,840	N/A	4,163	N/A	N/A
E. Erwin Maddrey, II	7,268,900	N/A	11,103	N/A	N/A
Philip J. Mazzilli	7,275,728	N/A	4,275	N/A	N/A
Buck A. Mickel	7,275,460	N/A	4,543	N/A	N/A
David Peterson	7,276,004	N/A	3,999	N/A	N/A

Ratification of the Appointment of Ernst & Young LLP as Independent Auditors for Fiscal Year 2006	7,271,525	5,692	N/A	2,786	—
Item 6. Exhibits
Exhibits

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DELTA APPAREL, INC. (Registrant)

February 10, 2006	By: /s/ Herbert M. Mueller

Date	Herbert M. Mueller Vice President, Chief Financial Officer and Treasurer