Form 10-Q
period 2006-04-01
DELTA APPAREL INC
filed 2006-05-12
CIK 1101396

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 1, 2006
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
Yes ☐ No ☑.
As of April 24, 2006, there were outstanding 8,598,498 shares of the registrant’s common stock, par value of $0.01, which is the only class of the outstanding common or voting stock of the registrant.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
DELTA APPAREL, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands, except shares and per share amounts)
(Unaudited)

	April 1,	July 2,
Assets	2006	2005
Current assets:
Cash	$524	$298
Accounts receivable, net	40,434	36,611
Income taxes receivable	737	—
Inventories	112,710	99,026
Prepaid expenses and other current assets	2,683	1,968
Deferred income taxes	3,002	1,252

Total current assets	160,090	139,155

Property, plant and equipment, net	20,959	19,950
Goodwill and intangibles, net	19,577	—
Other assets	2,170	409

Total assets	$202,796	$159,514

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$41,760	$36,700
Income taxes payable	—	480
Current portion of long-term debt	3,683	15,065

Total current liabilities	45,443	52,245

Long-term debt	60,582	17,236
Deferred income taxes	789	171
Other liabilities	15	3,398

Total liabilities	106,829	73,050

Stockholders’ equity:
Preferred stock—2,000,000 shares authorized; none issued and outstanding	—	—
Common stock—par value $.01 a share, 15,000,000 shares authorized, 9,646,972 shares issued, and 8,611,198 and 8,522,052 shares outstanding as of April 1, 2006 and July 2, 2005, respectively	96	96
Additional paid-in capital	54,724	53,867
Retained earnings	47,495	39,106
Treasury stock—1,035,774 and 1,124,920 shares as of April 1, 2006 and July 2, 2005, respectively	(6,348)	(6,605)

Total stockholders’ equity	95,967	86,464

Total liabilities and stockholders’ equity	$202,796	$159,514

See accompanying notes to condensed consolidated financial statements.

DELTA APPAREL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	April 1,	April 2,	April 1,	April 2,
	2006	2005	2006	2005
Net sales	$69,365	$58,272	$187,640	$161,767
Cost of goods sold	50,149	43,528	131,461	124,631

Gross profit	19,216	14,744	56,179	37,136
Selling, general and administrative expenses	13,953	10,392	40,421	26,932

Operating income	5,263	4,352	15,758	10,204
Other (expense) income	(128)	3,616	276	3,612
Interest expense, net	1,056	679	2,738	2,217

Income before income taxes	4,079	7,289	13,296	11,599
Provision for income taxes	1,335	1,844	4,799	3,556

Net income	$2,744	$5,445	$8,497	$8,043

Earnings per share
Basic	$0.32	$0.65	$0.99	$0.97
Diluted	$0.31	$0.64	$0.98	$0.95

Weighted average number of shares outstanding	8,622	8,376	8,591	8,316
Dilutive effect of stock options	108	182	54	164

Weighted average number of shares assuming dilution	8,730	8,558	8,645	8,480

Cash dividends declared per common share	$0.04	$0.035	$0.12	$0.105
See accompanying notes to condensed consolidated financial statements.

DELTA APPAREL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Nine Months Ended
	April 1,	April 2,
	2006	2005
Operating activities:
Net income	$8,497	$8,043
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,544	3,285
Deferred income taxes	(879)	(3,125)
Gain on sale of property and equipment	(35)	(3,538)
Noncash compensation	2,447	1,742
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed in connection with business acquisitions:
Accounts receivable	6,860	3,224
Inventories	(9,857)	684
Prepaid expenses and other current assets	(524)	(2,784)
Other noncurrent assets	53	1,732
Accounts payable and accrued expenses	(1,962)	9,865
Income taxes	(1,217)	2,936
Other liabilities	(3,382)	(8,597)

Net cash provided by operating activities	3,545	13,467

Investing activities:
Purchases of property, plant and equipment	(4,093)	(8,979)
Proceeds from sale of property, plant and equipment	142	9,796
Acquisition of business	(28,237)	—
Cash invested in joint venture	(1,814)	—

Net cash (used in) provided by investing activities	(34,002)	817

Financing activities:
Repayment of Soffe revolving credit facility, net	(11,781)	(2,190)
Proceeds from long-term debt	121,852	41,302
Repayment of long-term debt	(78,107)	(53,077)
Cash paid for common stock	(408)	—
Proceeds from exercise of stock options	158	447
Dividends paid	(1,031)	(874)

Net cash provided by (used in) financing activities	30,683	(14,392)

Increase (decrease) in cash	226	(108)

Cash at beginning of period	298	333

Cash at end of period	$524	$225

Supplemental cash flow information:
Cash paid during the period for interest	$2,478	$1,829

Cash paid during the period for income taxes	$6,844	$4,917

Noncash financing activity—common stock issued under option plan	$1,428	$59

See accompanying notes to condensed consolidated financial statements.

DELTA APPAREL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note A—Basis of Presentation
We prepared the accompanying interim condensed consolidated financial statements in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. We believe these condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation. Operating results for the three and nine months ended April 1, 2006 are not necessarily indicative of the results that may be expected for the year ending July 1, 2006. For more information regarding our results of operations and financial position refer to the consolidated financial statements and footnotes included in our Form 10-K for the year ended July 2, 2005, filed with the Securities and Exchange Commission.
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
Note C—New Accounting Standards
In December 2004, the Financial Accounting Standards Board (“FASB”) issued Staff Position (“FSP”) Nos. 109-1, Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004 (“FSP 109-1”), and 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (“FSP 109-2”). The American Jobs Creation Act of 2004 (the “Jobs Creation Act”) was enacted on October 22, 2004. Under guidance in FSP 109-1, the qualified production activities deduction will be treated as a “special deduction” as described in FASB Statement No. 109. As such, the special deduction has no effect on deferred tax assets and liabilities existing at the enactment date of the Jobs Creation Act. We have determined that our production activities will qualify under the Jobs Creation Act and expect that this deduction could reduce our effective income tax rate for fiscal year 2006 by up to 1%. FSP 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Creation Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS 109. Although we have not finalized our evaluation of the impact of the repatriation provisions, based on our analysis to date, we do not expect to repatriate any foreign earnings pursuant to the Jobs Creation Act.
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
In March of 2005, The FASB issued Interpretation No. 47 Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143 (“FIN 47”). FIN 47 clarifies the term conditional asset retirement obligation as used in FASB Statement No. 143, Accounting for Asset Retirement Obligations. FIN 47 defines a conditional asset retirement obligation as a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. An entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of the liability for the conditional asset retirement obligation should be recognized when incurred, generally upon acquisition, construction or development and (or) through normal operation of the asset. FIN 47 is effective no later than fiscal years ending after December 15, 2005. We plan to adopt FIN 47 in our fiscal quarter ended July 1, 2006 and do not expect the adoption of FIN 47 to have a material impact on our financial position or results of operations.
Note D—Acquisitions
Intensity Athletics, Inc.
On October 3, 2005, our wholly-owned subsidiary, M. J. Soffe Company, purchased substantially all of the assets of Intensity Athletics, Inc. and its business of designing, manufacturing, and marketing athletic apparel pursuant to an Asset Purchase Agreement among M. J. Soffe Company, Intensity Athletics, Inc. (“Seller”), and the shareholder of the Seller, Tim Maloney Sales, Inc.
The aggregate consideration paid to Seller for substantially all of the assets of the Seller was a cash payment of $0.8 million. Additional amounts are payable to Seller in cash during each of fiscal years 2007, 2008, 2009 and 2010 if specified financial performance targets are met by the Intensity Athletics business during annual periods beginning on October 3, 2005 and ending on September 26, 2009 (the “Earnout Amounts”). The Earnout Amounts are capped at a maximum aggregate amount of $0.6 million. No goodwill was recorded related to this acquisition.
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
The aggregate consideration paid to Seller at Closing for substantially all of the assets of Seller consisted of (1) a cash payment of $20 million; and (2) issuance to Seller of a promissory note in the original principal amount of $2,500,000 (the “Note”). The Note bears interest at 9% and has a three-year term. Pursuant to the Asset Purchase Agreement, on December 1, 2005 we paid the Seller $4.4 million for the Closing Date Working Capital Adjustment, which was based upon the closing date balance sheet of Seller. Additional amounts are payable to Seller in cash during each of fiscal years 2007, 2008, 2009, and 2010 if financial performance targets are met by the Junkfood business during the period beginning on August 22, 2005 and ending on July 2, 2006 and during each of the three fiscal years thereafter (ending on June 27, 2009).
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

		Economic Life
Goodwill	$10,877	N/A
Intangibles:
Tradename/trademarks	1,530	20 yrs
Customer relationships	7,220	20 yrs
Non-compete agreements	250	5 yrs

Total intangibles	9,000

Total goodwill and intangibles	$19,877

The $10.9 million of goodwill was assigned to the Retail-Ready Apparel segment of our business. The total amount of goodwill is expected to be deductible for tax purposes.
The results of Junkfood’s operations have been included in the consolidated financial statements since the acquisition date. The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of the acquisition:

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

	Three Months Ended		Nine Months Ended
	April 1,	April 2,	April 1,	April 2,
	2006	2005	2006	2005
Net sales	$69,365	$65,422	$199,006	$178,327
Net income	2,744	5,955	9,401	9,141
Net income per share
Basic	$0.32	$0.71	$1.09	$1.10
Diluted	$0.31	$0.70	$1.09	$1.08

Note E—Goodwill and Intangible Assets
Components of intangible assets are as follows:

	April 1,
	2006	Economic Life
Goodwill	$10,877	N/A
Intangibles:
Tradename/trademarks	1,530	20 yrs
Customer relationships	7,220	20 yrs
Non-compete agreements	250	5 yrs

Total intangibles	9,000

Total goodwill and intangibles	19,877

Less accumulated amortization	(300)

	$19,577

Amortization expense for intangible assets was $0.1 million for the third quarter of fiscal year 2006. We estimate amortization expense will be approximately $0.1 million for the remainder of fiscal year 2006 and $0.5 million for each of the fiscal years 2007 through 2010, and approximately $0.4 million in succeeding fiscal years.
Note F—Inventories
Inventories consist of the following:

	April 1,	July 2,
	2006	2005
Raw materials	$6,173	$4,496
Work in process	28,514	21,231
Finished goods	78,023	73,299

	$112,710	$99,026

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
Pursuant to the Amended Loan Agreement, Delta Apparel, Junkfood, and M. J. Soffe Co. became co-borrowers under a single credit facility, the maturity of the loans under the credit facility was extended to August 2008, and the line of credit available to Delta Apparel, Junkfood, and M. J. Soffe Co. was increased to $85 million (subject to borrowing base limitations based on the value and type of collateral provided), which represents an increase of $3.75 million in the aggregate amount that was previously available under Delta Apparel’s credit facility and M. J. Soffe Co.’s credit facility.
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
Note H—Selling, General and Administrative Expense
We include in selling, general and administrative expenses, costs incurred subsequent to the receipt of finished goods at our distribution facilities, such as the cost of stocking, warehousing, picking and packing, and shipping goods for delivery to our customers. In addition, selling, general and administrative expenses include costs related to sales associates, administrative personnel cost, advertising and marketing expenses and general and administrative expenses. For the third quarter of fiscal years 2006 and 2005, distribution costs included in selling, general and administrative expenses totaled $3.7 million and $2.3 million, respectively. For the first nine months of fiscal years 2006 and 2005, distribution costs included in selling, general and administrative expenses totaled $10.2 million and $6.2 million, respectively. The increase in selling, general and administrative expenses is primarily the result of the acquisition of Junkfood.
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
Prior to July 2, 2005, we accounted for these plans under Statement 123. As permitted under this standard, compensation cost was recognized using the intrinsic value method described in APB 25 and related Interpretations. Effective July 3, 2005, we adopted the fair-value recognition provisions of Statement 123(R) and the Securities and Exchange Commission Staff Accounting Bulletin No. 107 (“SAB 107”) using the modified-prospective transition method; therefore, prior periods have not been restated. Compensation cost recognized in the nine-month period ended April 1, 2006 includes compensation cost for all share-based payments granted, but not yet vested as of July 3, 2005, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and compensation cost for all share-based payments granted subsequent to July 3, 2005, based on the grant date fair value estimated in accordance with the provisions of Statement 123(R).
Option Plan
Stock options are granted with exercise prices not less than the fair market value of our common stock at the time of the grant, with an exercise term (as determined by the Compensation Grants Committee) not to exceed 10 years. The Compensation Grants Committee determines the vesting period for our stock options. Generally, such stock options become exercisable over four years. Certain option awards provide for accelerated vesting upon meeting specific retirement, death or disability criteria. No options for shares of our common stock were granted during the third quarter of fiscal year 2006. Options to purchase 14,000 shares were exercised under the Option Plan during the third quarter of fiscal year 2006. During the third quarter of fiscal year 2005, options to purchase 169,500 shares (adjusted to reflect the 2-for-1 stock split on May 18, 2005) were exercised under the Option Plan.
No stock-based compensation cost related to stock options was recognized in the statements of income for the years ended July 2, 2005 and July 3, 2004, as all options granted in these periods had an exercise price equal to the market price at the date of grant. As a result of adopting Statement 123(R), our operating income for the third quarter of fiscal year 2006 is $0.2 million lower than if we had continued to account for stock-based compensation under APB 25. Stock compensation expense is included in our cost of sales and selling, general and administrative expense in our statements of income over the vesting periods.
The table below presents the pro forma effect on net income and earnings per share if we had applied the fair value recognition provision to options granted under our stock option plan for the three and nine months ended April 2, 2005. For purposes of this pro forma disclosure, the value of the options is estimated using the Black-Scholes option-pricing model and amortized to expense over the options’ vesting periods. For the three and nine month periods ended April 2, 2005, expenses net of tax totaling $0.3 million and $0.6 million, respectively, related to our Award Plan, described below, were included in our net income and earnings per share, as reported.

	Three Months	Nine Months
	Ended	Ended
	April 2,	April 2,
	2005	2005
Net income, as reported	$5,445	$8,043

Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	341	631

Deduct: Total stock-based employee compensation expense determined under fair value based method for all options and awards, net of related tax effects	(509)	(1,135)

Pro forma net income	$5,277	$7,539

Earnings per share:
Basic—as reported	$0.65	$0.97
Basic—pro forma	$0.63	$0.91

Diluted—as reported	$0.64	$0.95
Diluted—pro forma	$0.62	$0.89
A summary of the status of our nonvested options as of April 1, 2006, and changes during the nine months ended April 1, 2006, is presented below:

		Weighted- Average
		Grant-Date
	Shares	Fair Value
Nonvested at July 2, 2005	158,500	$4.23
Granted	734,000	$5.18
Vested	(158,500)	$4.23
Forfeited	(60,000)	$5.18
Expired	—	—

Nonvested at April 1, 2006	674,000	$5.18

As of April 1, 2006, there was $2.6 million of total unrecognized compensation cost related to non-vested stock options under the Option Plan. This cost is expected to be recognized over a period of 3.25 years.
In December 2005, the FASB issued FSP FAS No. 123R-3 (“FSP123R”), Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards, which provides for a simplified method of calculating the initial pool of excess tax benefits upon adoption of Statement 123(R). The Option Plan meets the requirements of IRC Section 422 to qualify as an Incentive Stock Option (“ISO”). We had no knowledge of any disqualifying dispositions, and accordingly, we did not have any tax deductions and there were no excess tax benefits, associated with our Option Plan. As such, we have no initial pool of excess tax benefits upon the adoption of Statement 123(R).
During fiscal year 2006, we have recorded expense associated with our Option Plan pursuant to Statement 123(R). Prior to March 2006 our Option Plan qualified as an ISO, and therefore the related expense was not tax deductible and resulted in a permanent tax difference, thus increasing our effective income tax rate. During the third quarter of fiscal 2006 we amended all of our outstanding unvested options to convert them from ISO type options to nonqualified type options. Upon the future exercise of these options we will be able record a tax benefit equal to the lesser of the actual benefit of the tax deduction or the cumulative compensation cost previously recognized in earnings. Any excess benefit will be recognized as an increase to additional paid-in capital.
Award Plan
Under the Award Plan, awards are granted to acquire shares of stock at a cash purchase price of $0.01 per share. The Award Plan contains certain provisions that require it to be accounted for as a liability under Statement 123(R) and previously required it to be accounted for as a variable plan under APB 25. In fiscal year 2003, a three-year performance award was granted. These awards vested when we filed our Annual Report on Form 10-K for fiscal year 2005 based on the achievement of performance criteria for the three-year period ended July 2, 2005. In the first quarter of fiscal year 2006 awards for 125,000 shares of our common stock were granted. These awards will vest upon the filing of our Annual Report on Form 10-K for fiscal year 2007 based on the achievement of performance criteria for the two-year period ended June 30, 2007. Awards provide for accelerated vesting upon meeting specific retirement, death or disability criteria.

Compensation expense recorded under the Award Plan was $0.5 million and $0.9 million in the third quarter of fiscal years 2006 and 2005, respectively and $1.8 million and $1.7 million for the year-to-date periods of fiscal years 2006 and 2005, respectively. Stock compensation expense is included in our cost of sales and selling, general and administrative expense in our statements of income over the vesting periods.
No awards for shares of our common stock were granted under the Award Plan during the third quarter of fiscal year 2006. No awards vested under the Award Plan during third quarter of fiscal year 2006 or 2005.
A summary of the status of our nonvested awards as of April 1, 2006, and changes during the nine months ended April 1, 2006, is presented below:

		Weighted
		Average
		Exercise
	Shares	Price
Nonvested at July 2, 2005	94,402	$0.01
Granted	125,000	$0.01
Vested	(94,402)	$0.01
Forfeited	(12,000)	$0.01
Expired	—	—

Nonvested at April 1, 2006	113,000	$0.01

As of April 1, 2006, there was $2.8 million of total unrecognized compensation cost related to non-vested awards under the Award Plan. This cost is expected to be recognized over a period of 1.4 years.
Note J—Income Taxes
Our effective income tax rate for the nine months ended April 1, 2006 was 36.1%, compared to 34.3% for the fiscal year ended July 2, 2005. During the year ended July 2, 2005, we decided to indefinitely reinvest our foreign earnings in Honduras. Therefore, we reversed the $0.7 million tax liability associated with the foreign earnings, as no provision for the U.S. federal and state tax ramifications of repatriating the earnings is necessary. Our effective income tax rate for the nine months ended April 1, 2006 is lower than the statutory tax rate primarily as the result of the manufacturing deduction relating to income attributable to U.S. production activities under the American Jobs Creation Act of 2004 and other state tax planning strategies.
Note K—Purchase Contracts
We have entered into agreements, and have fixed prices, to purchase yarn and apparel fabric and finished products for use in our manufacturing operations with non-cancelable contract terms. At April 1, 2006, minimum payments under these contracts to purchase yarn were $23.1 million and to purchase apparel fabric and finished products were $2.6 million. In addition, we have entered into agreements, and have fixed prices, to purchase natural gas for use in our manufacturing operations. At April 1, 2006, minimum payments under these contracts to purchase natural gas with non-cancelable terms were $0.1 million.
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

Stock Repurchase Program
During the three months ended April 1, 2006, we purchased 24,100 shares of stock at a cost of approximately $0.4 million. All purchases are made at the discretion of our management. During the three months ended April 2, 2005, we did not purchase shares of our common stock. Since the inception of the Stock Repurchase Program through April 1, 2006, we have purchased 779,624 shares of our common stock for an aggregate of $4.9 million. On April 20, 2006, the Board authorized an additional $5 million for share repurchases under the Stock Repurchase Program, bringing the aggregate total to $11 million. As of April 20, 2006, $5.9 million remains available for future purchases.
Quarterly Dividend Program
On January 16, 2006 our Board declared a cash dividend of four cents per share of common stock pursuant to our quarterly dividend program. We paid the dividend on February 27, 2006 to shareholders of record as of the close of business on February 15, 2006. On April 20, 2006, our Board increased our dividend payment by 25%, bringing the quarterly dividend payment to five cents per common share. The dividend is payable on May 30, 2006 to shareholders of record as of the close of business on May 17, 2006. Although the Board may terminate or amend the program at any time, we currently expect to continue the quarterly dividend program.
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
Information about our operations as of and for the three months ended April 1, 2006 and April 2, 2005, by operating segment, is as follows:

		Retail-
	Activewear	Ready	Corporate and
	Apparel	Apparel	Unallocated	Consolidated
Fiscal Year 2006:
Net sales	$36,550	$32,815	$—	$69,365
Segment operating income	1,282	3,935	46	5,263
Segment assets	102,471	100,325	—	202,796

Fiscal Year 2005:
Net sales	$35,863	$22,409	$—	$58,272
Segment operating income	2,499	1,993	(140)	4,352
Segment assets	96,570	70,508	—	167,078

Information about our operations for the nine months ended April 1, 2006 and April 2, 2005, by operating segment, is as follows:

		Retail-
	Activewear	Ready	Corporate and
	Apparel	Apparel	Unallocated	Consolidated
Fiscal Year 2006:
Net sales	$94,617	$93,023	$—	$187,640
Segment operating income	5,139	10,443	176	15,758

Fiscal Year 2005:
Net sales	$102,715	$59,052	$—	$161,767
Segment operating income	4,496	5,943	(235)	10,204
The following reconciles the Segment Operating Income to the consolidated income before income taxes for the three and nine months ended April 1, 2006 and April 2, 2005.

	Three Months Ended		Nine Months Ended
	April 1,	April 2,	April 1,	April 2,
	2006	2005	2006	2005
Segment operating income	$5,263	$4,352	$15,758	$10,204
Other (expense) income	(128)	3,616	276	3,612
Unallocated interest expense	1,056	679	2,738	2,217

Consolidated income before taxes	$4,079	$7,289	$13,296	$11,599

Note O—Other Items
We assign a portion of our trade accounts receivable at our Junkfood division under a factor agreement. The assignment of these receivables is without recourse, provided that the customer orders are approved by the factor prior to shipment of the goods, up to a maximum for each individual account. The agreement does not include provisions for advances from the factor against the assigned receivables. The factor funds upon collection, or, exclusive of disputed claims, upon 90 days after the due date.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
FORWARD LOOKING STATEMENTS
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

BUSINESS OUTLOOK
For the third quarter of fiscal 2006, net sales rose $11.1 million, or 19%, to a record $69.4 million, as compared to $58.3 million for the same quarter of the prior year. We improved our gross profit margin by 240 basis points to 27.7%. Selling, general and administrative expenses were 20.1% of sales, up from the prior year quarter of 17.8% of sales. This increase is primarily associated with the higher selling costs associated with the Junkfood business. In addition, we continued to incur higher distribution costs associated with our move and duplication of costs associated with the West Coast distribution facility. During the quarter, we moved the Soffe distribution center into our combined facility with no shipping disruptions. During the fourth quarter, we expect to move the remaining portion of the Intensity Athletics business, so our duplication of costs should be over by our fiscal year-end. Our net income for the third quarter of fiscal 2006 was $2.7 million, or $0.32 per basic share, and $0.31 per diluted share as compared to $5.4 million or $0.65 per basic, and $0.64 per diluted share for the prior year period. During the third quarter of fiscal 2005, we recorded a gain on the sale of our Edgefield, South Carolina yarn spinning facility and the reversal of the tax liability associated with our decision to permanently reinvest our foreign earnings in Honduras. Adjusting for these items, earnings per share would have been $0.31 per basic share, or $0.30 per diluted share, in the prior year third quarter.
Sales in our Retail-Ready segment, which includes both the Soffe and Junkfood businesses, increased 46% to $32.8 million for the third quarter up from $ 22.4 million in the prior year quarter. Sales were driven by our Junkfood acquisition and a strong sales increase at Soffe. Each of the four distribution channels at Soffe showed sales growth, with the strongest growth coming from our Military and Retail channels. At Junkfood, we continue to focus our efforts to position the business for future growth. We are making good progress improving the operating infrastructure at Junkfood with the installation of our new operating system. We expect to complete our initial installation of the system by the end of this fiscal year. We are continuing to add new licensed products at Junkfood, as well as developing new product for mid tier department stores. We have also reached an agreement in principal for the distribution of Junkfood products in the UK and are working on a more formal distribution strategy for Japan. We are encouraged by the sales growth in our Retail-Ready Apparel segment and the strong demand for our product over the broad range of distribution channels we serve.
In the Activewear segment of our business, sales increased 1.9% to $36.6 million. This was driven by a 12.6% increase in unit sales, offset by a lower priced mix and lower overall pricing. We continued to build sales with our direct customers which comprises almost 87% of our business in the quarter, up from 74% in the prior year quarter. We believe our strategy of building this direct customer base is appropriate for our Activewear business. We plan to continue to develop and source additional products to service the needs of these customers. We believe that our additional and expanded distribution centers will give us the platform to continue to increase our service levels and earn additional business. While we still have some duplication of distribution cost, most of this will be behind us by the end of this fiscal year.
We are pleased with our results for the first nine months of fiscal year 2006, and are looking forward to the completing the year with a strong fourth quarter. Demand for our products remains strong, and our efforts to improve customer service have resulted in a higher level of on time delivery and additional reorders. Our manufacturing operations are becoming more efficient and our process improvement programs have helped us further reduce cost and lowered our production rates of off-quality garments. We have a number of cost reduction initiatives in place which should have a positive impact on our bottom line in fiscal year 2007. In summary, we expect to complete fiscal year 2006 with record sales, record operating profit, and record per share earnings. We also believe that we have the foundation in place to grow sales and earnings in fiscal year 2007.
EARNINGS GUIDANCE
For the fourth fiscal quarter ending July 1, 2006, we expect sales to be in the range of $81 to $88 million and basic earnings to be in the range of $0.72 to $0.77 per share. These ranges compare to the prior year fiscal fourth quarter sales of $66.3 million and basic earnings of $0.38 per share. For the year ending July 1, 2006, we have narrowed our expectation of sales to be in the range of $268 to $275 million and basic earnings to be in the range of $1.71 to $1.77 per share. When comparing fiscal 2006 estimates to fiscal 2005 results, the following chart highlights our fiscal year 2005 basic earnings per share, adjusted for the impact of the sale of our Edgefield, South Carolina yarn spinning facility and the reversal of the tax liability associated with our decision to permanently reinvest our foreign earnings in Honduras.

Actual FY05 Basic Earnings Per Share	$1.35
Sale of Edgefield Plant	(0.26)
Reversal of Foreign Earnings Tax Liability	(0.08)

Adjusted FY05 Basic Earnings per Share	$1.01
The adjusted basic earnings per share, a non-GAAP financial measure, will not be comparable to similarly titled measures reported by other companies. We are presenting adjusted basic earnings per share for the fiscal year ended July 2, 2005 because we believe it provides a more complete understanding of our business results than could be obtained absent this disclosure. The sale of our yarn spinning plant in Edgefield, South Carolina and the reversal of the foreign earnings tax liability were infrequent and unusual transactions. We believe it is a useful tool for investors to assess the operating performance of the business without the effect of these transactions.
RESULTS OF OPERATIONS
Our results for the first nine months of fiscal year 2006 included thirty-two weeks of operations from Junkfood Clothing Company, which was acquired on August 22, 2005.
Net sales for the third quarter of fiscal year 2006 increased 19% to $69.4 million compared to $58.3 million for the third quarter of the prior year. Both the Retail-Ready and Activewear Apparel segments showed increases in sales. Retail-Ready Apparel sales increased 46.4% in the third quarter of fiscal year 2006 compared to the prior year quarter primarily due to the Junkfood acquisition and an increase in sales in the Soffe business. Sales in the Activewear Apparel segment increased 1.9%, primarily driven by a unit increase in our blank t-shirt products, offset partially by a decrease in private label business. For the nine months ended April 1, 2006, net sales increased 16% to $187.6 million compared to $161.8 million in the prior year. The sales increase primarily relates to the acquisition of Junkfood Clothing Company and increased Soffe sales, offset partially by a decrease in sales by the Activewear Apparel segment.
Gross profit as a percentage of net sales increased to 27.7% in the third quarter of fiscal year 2006 from 25.3% in the third quarter of the prior year. The 240 basis point improvement in gross margins was driven by the higher gross margins associated with the Junkfood business and a net change in estimates related to the valuation of certain inventory totaling $0.9 million, primarily resulting from higher than expected gross profits in the Junkfood business. These improvements were offset partially by higher energy and transportation costs. Gross profit as a percentage of net sales increased to 29.9% in the first nine months of fiscal year 2006 from 23.0% in the same period of the prior year for the same reasons noted above. Our gross margins may not be comparable to other companies, since some entities include costs related to their distribution network in cost of goods sold and we exclude a portion of them from gross margin and include them in selling, general and administrative expenses.
Selling, general and administrative expenses, including the provision for bad debts, for the third quarter of fiscal year 2006 were $14.0 million, or 20.1% of sales, compared to $10.4 million, or 17.8% of sales for the same period in the prior year. The increase in selling, general and administrative expenses was primarily related to increased selling costs associated with the Junkfood business. In addition, distribution costs were higher than the prior year due to the moving expenses and duplication of costs associated with our new West Coast facility. Selling, general and administrative expenses, including the provision for bad debts, for the first nine months of fiscal year 2006 were $40.4 million, or 21.5% of sales, compared to $26.9 million, or 16.6% of sales for the same period in the prior year. The increase for the year-to-date period was driven primarily by the same items that drove the increase in the third quarter of fiscal year 2006, coupled with costs associated with the addition of our New Jersey distribution center.
Operating income for the third quarter of fiscal year 2006 was $5.3 million, an increase of $0.9 million, or 20.5%, from the $4.4 million reported for the third quarter of the prior year. This increase was primarily the result of the factors previously described. Operating income for the first nine months of fiscal year 2006 increased to $15.8 million, or by 54.9%, from $10.2 million for the first nine months of the prior year.
Prior to July 2, 2005, we accounted for our option plans under Statement 123. As permitted under this standard, compensation cost was recognized using the intrinsic value method described in APB 25 and related Interpretations. Effective July 3, 2005, we adopted the fair-value recognition provisions of Statement 123(R) and the Securities and Exchange Commission Staff Accounting Bulletin No. 107 (“SAB 107”) using the modified-prospective transition method; therefore, prior periods have not been restated. No stock-based compensation cost related to stock options was recognized in the statements of income during the year ended July 2, 2005, as all options granted during that period had an exercise price equal to the market price at the date of grant. As a result of adopting Statement 123(R), our operating income for the third quarter of fiscal year 2006 is $0.2 million lower than if we had continued to account for stock-based compensation under APB 25. Stock compensation expense is included in our cost of sales and selling, general and administrative expense in our statements of income over the vesting periods.
Prior to March 2006 the options granted under our Option Plan qualified as ISOs, and therefore the related expense was not tax deductible and resulted in a permanent tax difference, thus increasing our effective income tax rate. During the third quarter of fiscal 2006 we amended all of our outstanding unvested options to convert them from ISOs to nonqualified options. Upon the future exercise of these options we will be able record a tax benefit equal to the lesser of the actual benefit of the tax deduction or the cumulative compensation cost previously recognized in earnings. Any excess benefit will be recognized as an increase to additional paid-in capital.
Other expense for the third quarter of fiscal year 2006 was $0.1 million compared to income of $3.6 million for the same period of the prior year. During the third quarter of the prior year we recorded a gain on the sale of our Edgefield, South Carolina yarn spinning facility of approximately $3.6 million.

Net interest expense for the third quarter of fiscal year 2006 was $1.1 million, an increase of $0.4 million, or 55.5%, from $0.7 million for the prior year third quarter. The increase in interest expense was primarily due to higher average borrowings during the quarter ended April 1, 2006 as compared to the prior year resulting primarily from the acquisition of Junkfood Clothing.
Our effective income tax rate for the nine months ended April 1, 2006 was 36.1%, compared to 34.3% for the fiscal year ended July 2, 2005. Our effective income tax rate for the nine months of fiscal year 2006 is lower than the statutory tax rate primarily as the result of the manufacturing deduction relating to income attributable to U.S. production activities under the American Jobs Creation Act of 2004 and other state tax planning strategies. During the year ended July 2, 2005, we decided to indefinitely reinvest our foreign earnings in Honduras. Therefore, we reversed the $0.7 million tax liability associated with the foreign earnings, as no provision for the U.S. federal and state tax ramifications of repatriating the earnings is necessary.
Accounts receivable increased $3.8 million from July 2, 2005 to $40.4 million on April 1, 2006. The increase is primarily related to the acquisition of Junkfood Clothing.
Inventories increased $13.7 million from July 2, 2005 to $112.7 million on April 1, 2006. The increase in inventory is the result of the acquisition of Junkfood Clothing and increased inventories as we prepare for our spring selling season. We expect a decrease in inventory over our fourth quarter, and expect inventory to be in the range of $95 million to $100 million at year-end.
Capital expenditures in the third quarter of fiscal year 2006, excluding our investment in the joint venture in Honduras, were $1.4 million compared to $3.5 million in the third quarter of the prior year. Capital expenditures in the first nine months of fiscal year 2006 totaled $4.1 million compared to $9.0 million in the first nine months of the prior year. Capital expenditures in fiscal year 2006 primarily related to our new West Coast distribution center and lowering our costs in our manufacturing facilities. The expenditures during fiscal year 2005 primarily related to the acquisition of the distribution center in Tennessee, and upgrading the air filtration system and adding an additional spinning frame at our Edgefield yarn plant, which was sold during fiscal year 2005. In addition to the capital expenditures, during the third quarter of fiscal year 2006 we invested $0.4 million in a joint venture in Honduras. During the first nine months of fiscal year 2006, we have invested, through our Honduran subsidiary, a total of $1.8 million with experienced partners in the Green Valley Industrial Park, which will construct and operate an industrial park in San Pedro Sula, Honduras. We have a 15% ownership interest in the Green Valley joint venture. During fiscal year 2006, we expect to spend a total of approximately $8.2 million on capital expenditures, including approximately $2.2 million on our investment in the Honduran joint venture.
LIQUIDITY AND CAPITAL RESOURCES
Our primary cash needs are for working capital, capital expenditures, and debt repayments. In addition, we use cash to fund our dividend payments and share repurchases under our Stock Repurchase Program.
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
The new facility contains limitations on, or prohibitions of, cash dividends. We are allowed to make cash dividends in amounts such that the aggregate amount paid to shareholders since May 16, 2000 does not exceed twenty-five percent (25%) of our cumulative net income calculated from May 16, 2000 to the date of determination, provided, among other things, that as of the date of such dividend payment, and after giving effect to the dividend payment, our availability under our revolving credit facility is not less than $6.0 million. The new facility also contains limitations on, or prohibitions of, stock repurchases. We are allowed to repurchase the common stock of Delta Apparel in amounts such that the aggregate amount of all payments for such repurchases since May 16, 2000 shall not exceed $23,000,000 provided, among other things, that as of the date of such repurchase, and after giving effect to the stock repurchase, our availability under our revolving credit facility is not less than $3.0 million.

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
At April 1, 2006, we had $61.8 million outstanding under our credit facility with Wachovia Bank, National Association, at an average interest rate of 6%.
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
Pursuant to the First Amendment to Amended and Restated Stock Purchase Agreement, amounts are payable to the prior shareholders of M. J. Soffe if specified financial performance targets are met by M. J. Soffe Co. during the annual period beginning on October 2, 2005 and ending on September 30, 2006 (the “Earnout Amount”) The Earnout Amount is capped at a maximum aggregate amount of $4.0 million and is payable five business days subsequent to the filing of the Form 10-Q for the first fiscal quarter of fiscal year 2007. Based on current projections, we anticipate paying approximately $2.5 million in Earnout Amount in November 2006.
As part of the consideration of the acquisition of Junkfood, additional amounts are payable to the Junkfood Sellers during each of fiscal years 2007, 2008, 2009, and 2010 if financial performance targets are met by Junkfood during the period beginning on August 22, 2005 and ending on July 1, 2006 and during each of the three fiscal years thereafter (ending on June 27, 2009). Based on current projections, we anticipate paying approximately $4.0 million to the former Junkfood shareholders related to the earnout period ending July 1, 2006. Any contingent consideration related to the earnout period ending July 1, 2006 will be accrued on July 1, 2006, when the contingency has been resolved.
Operating Cash Flows
Net cash provided by operating activities was $3.5 million and $13.5 million for the first nine months of fiscal years 2006 and 2005, respectively. Our cash flow from operating activities is primarily due to net income plus depreciation and changes in working capital. We monitor changes in working capital by analyzing our investment in accounts receivable and inventories and by the amount of accounts payable. During the first nine months of fiscal year 2006, our cash flow provided by operating activities was primarily from net income plus depreciation, non-cash compensation, and a decrease in accounts receivables, offset partially by an increase in inventory and a decrease in accounts payable and accrued expenses and other liabilites. The cash provided by operating activities in fiscal year 2005 was primarily the result of net income plus depreciation and a reduction in accounts receivable, coupled with an increase accounts payable and accrued expenses and other liabilities.
Investing Cash Flows
During the nine months ended April 1, 2006, we acquired the Junkfood business for $27.4 million and the Intensity Athletics business for $0.8 million, inclusive of direct costs associated with the acquisitions. In addition, we used $4.1 million in cash for purchases of property, plant and equipment, and invested $1.8 million in a joint venture in Honduras. Capital expenditures in fiscal year 2006, excluding our investment in the Honduran joint venture, primarily related to our new West Coast distribution center and lowering our costs in our manufacturing facilities. Through our Honduran subsidiary, we have invested a total of $1.8 million with experienced partners in the Green Valley Industrial Park, which will construct and operate an industrial park in San Pedro Sula, Honduras. We have a 15% ownership interest in the Green Valley joint venture. During fiscal year 2006, we expect to spend a total of approximately $8.2 million on capital expenditures, including approximately $2.2 million on our investment in the Honduran joint venture. During the nine months ended April 2, 2005, investing activities used $9.0 million in cash and received $9.8 million in proceeds for the sales of property, plant and equipment. The capital expenditures primarily related to two new distribution centers, and $1.8 million related to the Edgefield yarn spinning facility. The proceeds from the sale of property, plant and equipment primarily related to the sale of our Edgefield plant which we sold in January 2005.

Financing Activities
For the first nine months of fiscal year 2006, financing activities provided us $30.7 million in cash, primarily related to proceeds from our revolving credit facility with Wachovia Bank, National Association. The proceeds were primarily used for the acquisition of Junkfood Clothing on August 22, 2005. For the first nine months of fiscal year 2005, we used $14.4 million in cash for financing activities, primarily related to the repayment of long term debt. We paid dividends to our shareholders totaling $1 million and $0.9 million in the first nine months of fiscal years 2006 and 2005, respectively.
Based on our expectations, we believe that our $85 million credit facility should be sufficient to satisfy our foreseeable working capital needs, and that the cash flow generated by our operations and funds available under our credit facility should be sufficient to service our debt payment requirements, to satisfy our day-to-day working capital needs, to fund our planned capital expenditures, to fund purchases of our stock as described below and to fund the payment of dividends as described below. Any material deterioration in our results of operations, however, may result in us losing our ability to borrow under our credit facility and to issue letters of credit to suppliers or may cause the borrowing availability under the facility to be insufficient for our needs.
Purchases by Delta Apparel of its Own Shares
During the three months ended April 1, 2006, we purchased 24,100 shares of stock at a cost of approximately $0.4 million. As of April 1, 2006, approximately $1.1 million remained available for purchases of our common stock under our Stock Repurchase Program. During the three months ended April 2, 2005, we did not purchase shares of our common stock. All purchases are made at the discretion of our management. Since the inception of the Stock Repurchase Program through April 1, 2006, we have purchased 779,624 shares of our common stock for an aggregate of $4.9 million. On April 20, 2006, the Board authorized an additional $5 million for share repurchases under the Stock Repurchase Program, bringing the aggregate total to $11 million. As of April 20, 2006, $5.9 million remains available for future purchases.
Dividend Program
On January 16, 2006 our Board declared a cash dividend of four cents per share of common stock pursuant to our quarterly dividend program. We paid the dividend on February 27, 2006 to shareholders of record as of the close of business on February 15, 2006. On April 20, 2006, our Board increased our dividend payment by 25%, bringing the quarterly dividend payment to five cents per common share. The dividend is payable on May 30, 2006 to shareholders of record as of the close of business on May 17, 2006. Although the Board may terminate or amend the program at any time, we currently expect to continue the quarterly dividend program.
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
Income Taxes
We use the liability method of accounting for income taxes, which requires recognition of temporary differences between financial statement and income tax basis of assets and liabilities measured by enacted tax rates. We have recorded deferred tax assets for certain state operating loss carryforwards and nondeductible accruals. We established a valuation allowance related to certain of the state operating loss carryforward amounts in accordance with the provisions of FASB Statement No. 109, Accounting for Income Taxes. We continually review the adequacy of the valuation allowance and recognize the benefits of deferred tax assets if reassessment indicates that it is more likely than not that the deferred tax assets will be realized based on earnings forecasts in the respective tax locations. As of April 1, 2006, we had operating loss carryforwards of approximately $7.4 million for state tax purposes. The valuation allowance against the operating loss carryforwards was $146 thousand at April 1, 2006. These carryforwards expire at various intervals through 2020.
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
Yarn with respect to which we have fixed cotton prices at April 1, 2006 was valued at $23.1 million, and is scheduled for delivery between April 2006 and December 2006. At April 1, 2006, a 10% decline in the market price of the cotton covered by our fixed price yarn would have had a negative impact of approximately $1.6 million on the value of the yarn. At July 2, 2005, a 10% decline in the market price of the cotton covered by our fixed price yarn would have had a negative impact of approximately $2.6 million on the value of the yarn. The impact of a 10% decline in the market price of the cotton covered by our fixed price yarn would have had a smaller impact at April 1, 2006 than at July 2, 2005 due to having less fixed price yarn at April 1, 2006 than at July 2, 2005.
We may use derivatives, including cotton option contracts, to manage our exposure to movements in commodity prices. We do not designate our options as hedge instruments upon inception. Accordingly, we mark to market changes in the fair market value of the options as other income or expense in the statements of income. We did not own any cotton options contracts on April 1, 2006.
INTEREST RATE SENSITIVITY
Our credit agreement provides that outstanding amounts bear interest at variable rates. If the amount of outstanding indebtedness at April 1,

2006 under the revolving credit facility had been outstanding during the entire three months ended April 1, 2006 and the interest rate on this outstanding indebtedness were increased by 100 basis points, our interest expense would have increased by approximately $154,000, or 14.6% of actual interest expense, during the quarter. This compares to an increase of $323,000, or 10.7% of actual interest expense, for the 2005 fiscal year, or an average of $80,750 per quarter, based on the outstanding indebtedness at July 2, 2005. The effect of a 100 basis point increase in interest rates has a larger impact as of April 1, 2006 than during fiscal year 2005 due to the higher debt levels outstanding on April 1, 2006, resulting primarily from the acquisition of the Junkfood business. The actual increase in interest expense resulting from a change in interest rates would depend on the magnitude of the increase in rates and the average principal balance outstanding.
Item 4: Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Accounting Officer, has evaluated the effectiveness of our disclosure controls and procedures as of April 1, 2006 and, based on their evaluation, our Chief Executive Officer and Chief Accounting Officer have concluded that these controls and procedures are effective.
Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information that we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Accounting Officer, as appropriate to allow timely decisions regarding required disclosure.
There was no change in our internal control over financial reporting during the third quarter of fiscal year 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, we are currently evaluating the internal control over financial reporting at Junkfood Clothing Company and expect that we will take action to strengthen the internal control over financial reporting at Junkfood Clothing Company in a manner consistent with the Company’s overall internal control over financial reporting during fiscal year 2007.
PART II. OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) Repurchases of Stock

Total Number
			of Shares	Approximate
	Total		Purchased as	Dollar Value of
	Number of	Average	Part of Publicly	Shares that May
	Shares (or	Price Paid	Announced	Yet Be Purchased
	Units)	per Share	Plans or	Under the Plans or
Period	Purchased	(or Unit)	Programs	Programs

January 1, 2006 - February 4, 2006	—	—	—	$1.5 million
February 5, 2006 - March 4, 2006	—	—	—	$1.5 million
March 4, 2006 - April 1, 2006	24,100	$16.91	24,100	$1.1 million

Total	24,100	$16.91	24,100	$1.1 million
On November 1, 2000, we announced our Board of Director approval of our Stock Repurchase Program. As of April 1, 2006, approximately $1.1 million remained available for purchases of our common stock under our Stock Repurchase Program. On April 20, 2006, the Board authorized an additional $5 million for share repurchases under the Stock Repurchase Program, bringing the aggregate total to $11 million. As of April 20, 2006, $5.9 million remains available for future purchases.
On August 22, 2005, in conjunction with our acquisition of Junkfood, we refinanced our credit facility. The new facility contains limitations on, or prohibitions of, cash dividends. We are allowed to make cash dividends in amounts such that the aggregate amount paid to shareholders since May 16, 2000 does not exceed twenty-five percent (25%) of our cumulative net income calculated from May 16, 2000 to the date of determination, provided, among other things, that as of the date of such dividend payment, and after giving effect to the dividend payment, our availability under our revolving credit facility is not less than $6.0 million. The new facility also contains limitations on, or prohibitions of, stock repurchases. We are allowed to repurchase the common stock of Delta Apparel in amounts such that the aggregate amount of all payments for such repurchases since May 16, 2000 shall not exceed $23,000,000 provided, among other things, that as of the date of such repurchase, and after giving effect to the stock repurchase, our availability under our revolving credit facility is not less than $3.0 million.
Item 6. Exhibits
Exhibits
10.31	Amendment of Employment Agreement between Delta Apparel, Inc. and Herbert M. Mueller dated March 10, 2006.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Accounting Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DELTA APPAREL, INC.
(Registrant)

May 12, 2006 Date	By: /s/ Deborah H. Merrill Deborah H. Merrill
Vice President, Chief Accounting Officer and Treasurer