Form 10-K
period 2006-07-01
DELTA APPAREL INC
filed 2006-09-08
CIK 1101396

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Fiscal Year Ended July 1, 2006

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
None
Indicate by check mark if the registrant is a well-known seasoned filer, as defined in rule 405 of the Securities Act. Yes ☐ No ☑.
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑.
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in rule 12b-2 of the Exchange act. (Check One).
Large Accelerated Filer ☐      Accelerated Filer ☑      Non-accelerated Filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑.
The aggregate market value of the shares of common stock held by non-affiliates of the registrant, based on the closing price for the common stock on the American Stock Exchange on December 30, 2005, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $92.1 million. For the purpose of this response, the registrant has assumed that its directors, corporate officers and beneficial owners of 5% or more of its common stock are the affiliates of the registrant.
Number of shares of the registrant’s common stock, par value $0.01, outstanding as of August 18, 2006: 8,540,751
DOCUMENTS INCORPORATED BY REFERENCE
Certain information required in Part III of this Form 10-K shall be incorporated from the registrant’s definitive Proxy Statement to be filed pursuant to Regulation 14A for its 2006 Annual Meeting of Shareholders currently scheduled to be held on November 9, 2006.

FORWARD LOOKING STATEMENTS
The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by or on behalf of the Company. We may from time to time make written or oral statements that are “forward-looking,” including statements contained in this report and other filings with the Securities and Exchange Commission and in reports to our shareholders. All statements, other than statements of historical fact, that address activities, events or developments that we expect or anticipate will or may occur in the future, are forward-looking statements. Examples are statements that concern future revenues, future costs, future earnings, future capital expenditures, business strategy, competitive strengths, competitive weaknesses, goals, plans, references to future success or difficulties and other similar information. The words “estimate”, “project”, “forecast”, “anticipate”, “expect”, “intend”, “believe” and similar expressions, and discussions of strategy or intentions, are intended to identify forward-looking statements.
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
PART I
ITEM 1. BUSINESS
“Delta Apparel” and the “Company,” and “we,” “us” and “our,” are used interchangeably to refer to Delta Apparel, Inc. together with its domestic wholly-owned subsidiaries, including M. J. Soffe, Co., a North Carolina corporation (“M. J. Soffe”, or “Soffe”) and, after August 22, 2005, Junkfood Clothing Company, a Georgia corporation (“Junkfood”), and other international subsidiaries, as appropriate to the context.
Additional information on our company, which is not a part of this annual report, is available at www.deltaapparel.com. Our reports filed with the Securities and Exchange Commission may be found under the Investor Relations section of this website.
OVERVIEW
We are a marketer, manufacturer and distributor of high quality branded and private label Activewear Apparel. We specialize in selling a variety of casual and athletic tops and bottoms, embellished and unembellished T-shirts, and fleece products for the ever-changing apparel market. We focus our broad distribution of apparel products to specialty and boutique stores, high-end and mid-tier retail stores, sporting goods stores, screen printers and private label accounts. In addition, certain products are sold in college bookstores and to the U.S. Military. Our distribution facilities are strategically located throughout the United States to better serve our customers.
We were incorporated in Georgia in 1999 and our principal executive offices are located at 2750 Premiere Parkway, Suite 100, Duluth, Georgia 30097 (telephone number: 678-775-6900). Our common stock trades on the American Stock Exchange under the symbol “DLA”.
We operate on a 52-53 week fiscal year ending on the Saturday closest to June 30. The 2006 and 2005 fiscal years were 52-week years and ended on July 1, 2006 and July 2, 2005, respectively. The 2004 fiscal year was a 53-week year and ended on July 3, 2004.
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

BUSINESS DEVELOPMENTS
On August 17, 2006, we signed an asset purchase agreement to acquire substantially all of the net assets of privately held Fun-Tees, Inc. (“Fun-Tees”). The acquisition is expected to close on or around Monday, October 2, 2006, subject to the satisfaction of various closing conditions. The purchase price for the transaction is $20 million in cash, subject to certain post-closing adjustments, including an adjustment based on the actual working capital purchased. We expect to finance the purchase through an amendment to our asset-based secured revolving credit facility. The agreement can be terminated under various circumstances, including, among others, by us if we are unable to obtain satisfactory financing and by either party if the transaction fails to close by October 31, 2006.
Fun-Tees, Inc. is in the business of designing, manufacturing, marketing, and selling private labeled custom knit t-shirts primarily to major branded sportswear companies. We believe that the strength of Fun-Tees is its flexibility to custom-manufacture products in a variety of garment styles, fabrics and colors. Fun-Tees was founded in 1972 and is headquartered in Concord, North Carolina. We expect to integrate the Fun-Tees textile operations into our Maiden, North Carolina facility during fiscal year 2007 and to maintain the Fun-Tees off-shore cutting, sewing and decorating facilities located in El Salvador and Campeche, Mexico.
We have also begun our offshore textile manufacturing initiative in which we plan to open Ceiba Textiles, a state-of-the-art facility located in the Green Valley Industrial Park in San Pedro Sula, Honduras. The facility will knit, dye, finish, cut and sew fabrics into apparel, primarily for the Activewear segment of our business. We expect the facility will be completed during fiscal year 2007 and production will begin during the first quarter of fiscal year 2008. Production levels are expected to build to 500,000 pounds per week during fiscal year 2008 and increase to one million pounds per week in fiscal year 2009. We expect the total capital investment in Ceiba Textiles will be approximately $25 million, which includes the cost of constructing the building, which we plan to lease from the Green Valley Industrial Park. In addition to transferring some of our existing equipment from the United States to Honduras, we expect to invest approximately $15 million over the next three years in new equipment for the facility. The new capital is expected to be financed through a local Honduran bank.
On October 3, 2005, our wholly-owned subsidiary, M. J. Soffe Company, purchased substantially all of the assets of Intensity Athletics, Inc. and its business of designing, manufacturing, and marketing athletic apparel pursuant to an Asset Purchase Agreement among M. J. Soffe Company, Intensity Athletics, Inc. (“Intensity”), and the shareholder of Intensity, Tim Maloney Sales, Inc.
The aggregate consideration paid to Intensity for substantially all of the assets of Intensity was a cash payment of $0.8 million. Additional amounts are payable to Intensity in cash during each of fiscal years 2007, 2008, 2009 and 2010 if specified financial performance targets are met by the Intensity Athletics business during annual periods beginning on October 3, 2005 and ending on September 26, 2009 (the “Earnout Amounts”). The Earnout Amounts are capped at a maximum aggregate amount of $0.6 million.
On July 13, 2005, we formed a new Georgia corporation, Junkfood Clothing Company, as a wholly-owned subsidiary of Delta Apparel, Inc. On August 22, 2005, Junkfood acquired substantially all of the assets and properties of Liquid Blaino Designs, Inc. d/b/a Junkfood Clothing (“Seller”), a California-based designer, distributor and marketer of licensed and branded apparel. Junkfood Clothing Company remains headquartered in Los Angeles, California, and we are operating Junkfood as a separate business within our Retail-Ready segment.
The acquisition was completed pursuant to an Asset Purchase Agreement (the “Asset Purchase Agreement”) among Delta Apparel, Junkfood, Seller, and the shareholders of Seller, Natalie Grof and Blaine Halvorson. At the closing of the acquisition, we paid $20 million to Seller in cash and issued to Seller a promissory note in the original principal amount of $2,500,000. The promissory note bears interest at 9% and has a three-year term. The purchase price was subject to a post-closing adjustment of $4.4 million based on the actual working capital purchased. Also, additional amounts are payable to Seller in cash during each of fiscal years 2007, 2008, 2009, and 2010 if financial performance targets are met by Junkfood during the period beginning on August 22, 2005 and ending on July 2, 2006 and during each of the three fiscal years thereafter (ending on June 27, 2009).

BUSINESS SEGMENTS
We operate our business in two distinct segments: Activewear Apparel and Retail-Ready Apparel. Although the two segments are similar in their production processes and regulatory environment, they are distinct in their economic characteristics, products and distribution methods.
The Activewear Apparel segment comprises our business units primarily focused on garment styles that are characterized by low fashion risk. We market, distribute and manufacture unembellished knit apparel under the brands of “Delta Pro Weight®”, “Delta Magnum Weight™” and “Quail Hollow™.” The products are primarily sold to screen printing companies. In addition, we manufacture products under private labels for retailers, corporate industry programs and sports licensed apparel marketers. The unembellished and embellished private label apparel products that Fun-Tees manufactures will be included in the Activewear Apparel segment upon acquisition.
The Retail-Ready Apparel segment comprises our business units primarily focused on more specialized apparel garments to meet consumer preferences and fashion trends. These embellished and unembellished products are sold through specialty and boutique stores, high-end and mid-tier retail stores and sporting goods stores. In addition to these retail channels, we also supply college bookstores and produce products for the U.S. Military. Junkfood Clothing Company is included in the Retail-Ready Apparel segment as of August 22, 2005. Our products in this segment are marketed under the “Soffe®” label, and as of October 3, 2005, includes the “Intensity Athletics®” label, and, as of August 22, 2005, the “Junkfood®” and “Sweet and Sour®” labels.
See Note 14 of the Notes to Financial Statements for financial information regarding segment reporting, which information is incorporated herein by reference.
PRODUCTS
We specialize in selling a variety of casual and athletic tops and bottoms, embellished and unembellished T-shirts, and fleece products for the ever-changing apparel market.
Our Activewear Apparel segment markets high quality knit apparel garments for the entire family. These garments are marketed under the Delta Pro Weight®, Delta Magnum Weight™, and Quail Hollow™ Sportswear brand names. The Pro Weight line represents a diverse selection of 5.5 oz 100% cotton silhouettes. Short sleeve and long sleeve tees are available in both youth and adult sizes in a variety of colors. Specialty items that are also available for adults include pocket tees, tank tops, sleeveless tees, pigment-dyed tees, and a wide variety of colors in ringer tees. The Magnum Weight line is designed to give our customer a variety of silhouettes in a heavier 6.1 oz, 100% cotton fabric. Products in this category include short sleeve and long sleeve silhouettes in a wide range of colors, available from the size 2-Toddler to adult sizes up to 5X. The Quail Hollow™ line includes polo shirts, ladies and junior tees, cheer shorts, and adult and youth fleece styles. The ladies and juniors programs feature an assortment of styles developed specifically for misses, plus sizes and young juniors. Polo shirts are offered in solid color 7oz. ringspun pique for men, ladies and youth, and a heavy weight 100% cotton jersey style for adults.
Our Retail-Ready Apparel segment designs and produces shorts, T-shirts, jersey and fleece apparel that are available in a wide variety of colors and sizes, including toddlers, boys’, girls’, men’s, women’s and big & tall. We believe that the shorts that are branded with the Soffe® label enjoy a very loyal following among teenage and adolescent girls, many of whom are involved in cheerleading and dance teams. During the 2006 fiscal year, we also added sports team uniforms to our product line, under the Intensity Athletics® label. With the addition of Junkfood Clothing Company on August 22, 2005, our Retail-Ready Apparel segment includes vintage licensed apparel for juniors, men, boys and children. The Junkfood® product line, including Sweet and Sour®, has experienced significant growth over the last several years through its innovative designs and style. We believe our Retail-Ready Apparel segment is also a leader in product innovation as demonstrated by our Dri-release™ offerings. Dri-release™ is a microblend performance fiber that is engineered to offer cotton-like comfort with quick dry properties to wick perspiration away from the skin. Our recent additions to this line include the new Soffe performance apparel line offering WicAway fabrics, a new fabric with quick-drying properties.

MARKETING
Our marketing is performed by both employed sales personnel and independent sales representatives located throughout the country. Our sales force services the retail direct, sporting goods, military, private label, department store and college bookstore customer bases. During fiscal year 2006, we served approximately 15,000 customers. No single customer accounted for more than 10% of our sales in fiscal years 2006, 2005 or 2004. Part of our strategy is not to become dependent on any single customer. Substantially all of our revenues for the past three fiscal years have been generated from domestic sales. With the acquisition of Junkfood Clothing, we hope to expand our international presence in Canada, Europe and Asia and expect our international sales could become a larger portion of our revenue in future years.
The majority of our knit apparel products are produced based on forecasts to permit quick shipment and to level production schedules. Specialty knit apparel products and private label knit apparel styles are generally made only to order. Some customers place multi-month orders and request shipment at their discretion. We offer same-day shipping in our Activewear Apparel segment and both segments use third party carriers to ship products to our customers. In order to better serve our customers, we allow our customers to order products by the piece, by the dozen, or in full case quantities. As a significant portion of our business consists of at-once EDI orders and direct catalog orders, we believe that backlog order levels do not give a general indication of future sales.
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
MANUFACTURING
We knit, dye, finish and cut our fabric in company-owned plants located in Fayette, Alabama, Maiden, North Carolina, and Fayetteville, North Carolina. Our garments are primarily sewn in our company-owned plants in Fayetteville, North Carolina, and Rowland, North Carolina, in a leased facility in Campeche, Mexico and in two leased facilities in San Pedro Sula, Honduras. At the 2006, 2005 and 2004 fiscal year ends, our long-lived assets in Honduras and Mexico collectively comprised 5.2%, 6.2% and 7.9%, respectively, of our total net property, plant and equipment. In addition, during the past three fiscal years, garments were sewn through our joint venture in Costa Rica. Our joint venture in Costa Rica was comprised of a 50% equity ownership interest in SOHA, S.A. held by Soffe’s subsidiary SAIM, LLC that was carried on our balance sheet under the equity method of accounting. SOHA’s management was independent from us, and the other 50% of SOHA S.A. was owned by a group of individual Costa Rican shareholders. SOHA’s assets did not constitute a material portion of our long-lived assets. In June 2006, we sold our equity in the joint venture to the other shareholders, and on July 6, 2006 we dissolved SAIM, LLC. In fiscal year 2006, approximately 74% of our manufactured products were sewn in company-operated locations and 1% was sewn by our joint venture in Costa Rica. The remaining products were sewn by outside contractors located in the Caribbean basin.
Along with our internal manufacturing, we source undecorated products and full-package products through independent sources. In fiscal year 2006, we sourced approximately 7% of our products.
RAW MATERIALS
In conjunction with the sale of our yarn spinning facility located in Edgefield, South Carolina in January 2005, we entered into a five-year agreement with Parkdale America to supply our yarn requirements. During this five-year period, we will purchase exclusively from Parkdale all yarn required by Delta Apparel and our wholly owned subsidiaries for use in our manufacturing operations (excluding yarns that Parkdale did not manufacture as of the date of the agreement in the ordinary course of its business). The purchase price of yarn is based upon the cost of cotton plus a fixed conversion cost. If Parkdale’s operations are disrupted and it is not able to provide us with our yarn requirements, we may need to obtain yarn from alternative sources. Although alternative sources are available, we may not be able to enter into arrangements with substitute suppliers on terms as favorable as our current terms with Parkdale. As there can be no assurance that we would be able to pass along our own higher cost of yarn to our customers, this could have a material adverse effect on our results of operations.
We also purchase greige fabric to supplement our own production when required or when it is cost-effective to do so. These products are available from a number of suppliers. Our dyes and chemicals are also purchased from several suppliers. Dyes and chemicals are available from a large number of suppliers and we have not experienced any difficulty in obtaining sufficient quantities.
COMPETITION
We sell our products in a highly competitive market in which numerous distributors and manufacturers compete, some of which are larger, more diversified and have greater financial resources than we do. Competition in the Activewear Apparel segment is generally based upon price, service, delivery time, quality and flexibility, with the relative importance of each factor depending upon the needs of particular customers and the specific product offering. With respect to branded product lines, competition is mainly based upon consumer recognition and preference. Our strategy for Soffe includes sustaining the strong reputation of Soffe and adapting our product offerings to the changes in fashion trends and consumer preferences. Our strategy for Junkfood is to continue building strong brand recognition, increase our product offerings by adding men’s, boy’s and children’s lines, and increase our customer base. In addition, with respect to both the Activewear and Retail-Ready Apparel segments, we want to provide the best overall value to our customers. Our favorable competitive aspects include the high consumer recognition and loyalty to the Soffe and Junkfood brands, the high quality of our products, and our flexibility and process control, which leads to product consistency. Our ability to remain competitive in the areas of quality, price, design, marketing, product development, manufacturing, and distribution will, in large part, determine our future success.
TRADEMARKS
We own trademarks, which are important to our business. We believe that Soffe®, which has been in existence since 1946, has stood for quality and value in the Activewear market for more than fifty years. Soffe® has been a registered trademark since 1992. Junkfood® has been a registered trademark since 1999, and is a recognized brand primarily in the vintage apparel marketplace. In addition to the Soffe® and Junkfood® trademarks, we also rely on the strength of our Sweet and Sour®, DELTA®, QUAIL HOLLOW™, and Intensity Athletics® brands.
LICENSES
We have the right to use trademarks under license agreements. Soffe is an official licensee for over 300 colleges and universities, and Junkfood licenses over 60 trademarks for its vintage apparel products. Our license agreements are primarily non-exclusive in nature and typically have terms that range from one to three years. Historically, we have been able to renew our license agreements and do not anticipate difficulty in renewing our license agreements in the future. Although we are not dependent on any single license, we believe our license agreements in the aggregate are of significant value to our business.
EMPLOYEES
As of July 1, 2006 we employed approximately 4,000 full time employees, of whom approximately 1,600 were employed in the United States. We have never had a strike or work stoppage and believe that our relations with our employees are good. We have invested significant time and resources in ensuring that the working conditions in all of our facilities meet or exceed the standards imposed by the governing laws. We have obtained WRAP (Worldwide Responsible Apparel Production) certification for all of our existing sewing plants in Honduras and Mexico. We also obligate our third party contractors to follow our employment policies.
AVAILABLE INFORMATION
Our corporate internet address is www.deltaapparel.com. Through the website, we make available, free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Our SEC reports can be accessed through the investor relations section of our website. The information found on our website is not part of this, or any other, report we file with or furnish to the SEC.
In addition, we will provide, at no cost upon request, paper or electronic copies of our reports and other filings made with the SEC. Requests should be directed to: Investor Relations Department, Delta Apparel, Inc., 300 North Main Street, Suite 201, Greenville, South Carolina 29601. Requests can also be made by telephone to 864-232-5200 ext 6621.

ENVIRONMENTAL AND REGULATORY MATTERS
We are subject to various federal, state and local environmental laws and regulations concerning, among other things, wastewater discharges, storm water flows, air emissions and solid waste disposal. Our plants generate very small quantities of hazardous waste, which are either recycled or disposed of off-site. Most of our plants are required to possess one or more discharge permits and we are currently in compliance with the requirements of these permits.
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
ITEM 1A. RISK FACTORS
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
ACQUISITION. We anticipate closing on the acquisition of Fun-Tees, Inc. on or around October 2, 2006; however, the closing of the acquisition is subject to the satisfaction of various closing conditions, including obtaining all necessary consents. The agreement can be terminated under various circumstances, including, among others, by us if we are unable to obtain satisfactory financing and by either party if the transaction fails to close by October 31, 2006. The success of the acquisition is dependent on our ability to integrate Fun-Tees into our existing textile operations, and to achieve the anticipated synergies with our activewear division. If we are unable to successfully integrate our operations, it could have a material adverse effect on our results of operations.
PRICING PRESSURES. Prices in our industry have generally been dropping over the past several years, even though demand for our products has increased since fiscal year 1998. The price declines have resulted from factors largely outside of our control, such as the industry’s transfer of manufacturing out of the United States, excess supply capacity, and changing raw material prices. In addition, intense competition to gain market share has led some competitors to sell substantial amounts of goods at prices against which we cannot profitably compete. Demand for our products is dependent on the general demand for Activewear Apparel and the availability of alternative sources of supply. Our strategy in this market environment is to be a low-cost producer and to differentiate ourselves by providing quality service to our customers. Even if this strategy is successful, its results may be offset by reductions in demand or price declines.
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
YARN PRICING AND AVAILABILITY. Yarn is the primary raw material used in our manufacturing processes. As described above in “Raw Materials”, in conjunction with the sale of our yarn spinning facility, we entered into a five-year agreement with Parkdale to supply our yarn requirements. During this five-year period, we will purchase from Parkdale all yarn required by Delta Apparel and our wholly owned subsidiaries for use in our manufacturing operations (excluding yarns that Parkdale did not manufacture as of the date of the agreement in the ordinary course of its business or due to temporary Parkdale capacity restraints). The purchase price of yarn is based upon the cost of cotton plus a fixed conversion cost. We fix the cotton prices as a component of the purchase price of yarn in advance of the shipment of finished yarn from Parkdale. Prices are set according to prevailing prices, as reported by the New York Cotton Exchange, at the time we elect to fix specific cotton prices. Thus, we are subject to the commodity risk of cotton prices and cotton price movements which could result in unfavorable yarn pricing for us. While we believe that we will be competitive with other companies in setting the price of cotton purchased for future production, any significant increase in the price of cotton could have a material adverse effect on our results of operations. In addition, if Parkdale’s operations are disrupted and it is not able to provide us with our yarn requirements, we may need to obtain yarn from alternative sources. We may not be able to enter into arrangements with substitute suppliers on terms as favorable as our current terms with Parkdale, which could have a material adverse effect on our results of operations.
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
CREDIT RISK. We are exposed to the risk of financial non-performance by our customers on a significant amount of our sales. Our extension of credit involves considerable judgment and is based on an evaluation of each customer’s financial condition and payment history. We monitor our credit risk exposure by periodically obtaining credit reports and updated financials on our customers. In addition, we mitigate our risk of loss by obtaining credit insurance on a portion of our accounts receivable. We maintain an allowance for doubtful accounts for potential credit losses based upon our historical trends and other available information. However, the inability to collect on sales to significant customers or a group of customers could have a material adverse effect on our results of operations.
TRANSPORTATION COSTS. We incur significant freight costs to transport our goods from our domestic textile plants to off-shore sewing facilities and then to bring our goods back into the United States. In addition, we incur transportation expenses to ship our products to our customers. Transportation costs significantly increased during fiscal year 2006 and had an unfavorable impact on our results of operations. Further significant increases in the costs of freight and transportation could have a material adverse effect on our results of operations, as there can be no assurance that these increased costs could be passed to our customers.
ENERGY CONSUMPTION AND PRICES. Our manufacturing operations require high inputs of energy, and therefore changes in energy prices impact on our gross profits. Energy costs significantly increased during fiscal year 2006 and had an unfavorable impact on our results of operations. We are focusing on manufacturing methods that will reduce the amount of energy used in the production of our apparel products to mitigate the rising costs of energy. However, further significant increases in energy prices could have a material adverse effect on our results of operations, as there can be no assurance that these increased costs could be passed to our customers.
GOODWILL AND INTANGIBLE ASSETS. When we acquire a business, a portion of the purchase price of the acquisition may be allocated to goodwill and other identifiable intangible assets. The amount of the purchase price which is allocated to goodwill and other intangible assets is determined by the excess of the purchase price over the net identifiable assets acquired. At July 1, 2006, our goodwill was approximately $13.9 million. Under current accounting standards, if we determine goodwill or intangible assets are impaired, we would be required to write down the value of these assets. We conduct an annual review to determine whether goodwill and other identifiable intangible assets are impaired. We completed such an impairment analysis for our fiscal year ended July 1, 2006, and concluded that no impairment charge was necessary. There can, however, be no assurance that we will not be required to take an impairment charge in the future, which could have a material adverse effect on our results of operations.
AVAILABILITY OF CASH. Significant operating losses or significant uses of cash in our operations could cause us to be unable to pay our debts as they become due and to default on our credit facility, which would have an adverse effect on the value of our common shares. Our credit agreement contains customary representations and warranties, funding conditions and events of default. A breach of one or more covenants or any other event of default under the credit agreement could result in an acceleration of our obligations under the agreement, in the foreclosure on any assets subject to liens in favor of the credit agreement’s lenders, and in the inability of us to borrow additional amounts under the credit agreement. In addition, our agreement is an asset-based revolving credit facility. Our ability to borrow under the agreement depends on our accounts receivable and inventory levels. A significant deterioration in our accounts receivable or inventory levels could restrict our ability to borrow funds.
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
As of August 18, 2006, we had outstanding 8,540,751 shares of common stock. We believe that approximately 59.1% of our stock is beneficially owned by persons who beneficially own more than 5% of the outstanding shares of our common stock and related individuals, and that of this, approximately 34.9% of the outstanding stock is beneficially owned by institutional investors who own more than 5% of the outstanding shares. Sales of substantial amounts of our common stock in the public market by any of these large holders could adversely affect the market price of the common stock.
PRINCIPAL SHAREHOLDERS EXERT SUBSTANTIAL INFLUENCE. As of August 18, 2006, two members of our board of directors and related individuals had or shared the voting power with respect to approximately 24.2% of the outstanding shares of our common stock. These individuals will exert substantial influence with respect to all matters submitted to a vote of shareholders, including the election of our directors. In addition, our directors, executive officers and related individuals, as a group (comprised of 12 people), owned 29.0% of our stock as of August 18, 2006, and therefore will exert substantial influence with respect to all matters submitted to a vote of shareholders, including the election of directors.
POLITICAL AND ECONOMIC UNCERTAINTY IN HONDURAS AND MEXICO. We have two company-operated sewing facilities in Honduras and one company-operated sewing facility in Mexico. In conjunction with the acquisition of FunTees in fiscal year 2007, we will be adding a facility in El Salvador. If the labor markets tighten in these countries, it could have adverse effects on the industries located in the applicable country. In addition, economic or legal changes could occur that affect the way in which we conduct our business in these countries. For example, a growing economy could lower unemployment which could increase wage rates or make it difficult to retain employees or employ enough people to meet demand. The government could also decide to add additional holidays or change employment law increasing our costs to operate in that country. Domestic unrest or political instability in any of these countries could also disrupt our operations. Any of these political, social or economic conditions could adversely affect our results of operations.
U.S. TRADE REGULATIONS. Our products are subject to foreign competition, which in the past has been faced with significant U.S. government import restrictions. Foreign producers of apparel often have significant labor cost advantages. Given the number of these foreign producers, the substantial elimination of import protections that protect domestic apparel producers could materially adversely affect our business. The extent of import protection afforded to domestic apparel producers has been, and is likely to remain, subject to political considerations.
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
The World Trade Organization or “WTO”, a multilateral trade organization, was formed in January 1995 and is the successor to the General Agreement on Tariffs and Trade or “GATT”. This multilateral trade organization has set forth mechanisms by which world trade in clothing is being progressively liberalized by phasing-out quotas and reducing duties over a period of time that began in January of 1995. As it implements the WTO mechanisms, the U.S. government is negotiating bilateral trade agreements with developing countries (which are generally exporters of textile and apparel products) that are members of the WTO to encourage them to reduce their tariffs on imports of textiles and apparel in exchange for reductions by the United States in tariffs on imports of textiles and apparel. The remaining quotas were eliminated on January 1, 2005, significantly changing the competitiveness of many countries as apparel sourcing locations. As we believe that we are a low-cost producer of high quality apparel, we do not expect this to have a material impact on our results of operations in future years if NAFTA, CBI Parity and CAFTA remain in place. In addition, the U.S. Government may take other action to improve the impact of a possible influx of textile products from China. There is, however, no assurance that our future results will not be impacted by increased global competition.
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
TRADEMARKS. We rely on the strength of our trademarks, including the Soffe®, Intensity Athletics®, DELTA®, QUAIL HOLLOWTM, Junkfood® and Sweet and Sour® brands. We have incurred legal costs in the past to establish and protect these trademarks, but these costs have not been significant. We may in the future be required to expend resources to protect these trademarks. The loss or limitation of the exclusive right to use our trademarks could adversely affect our sales and results of operations.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
Our principal executive offices are located in a leased facility in Duluth, Georgia. Our administrative, manufacturing and distribution functions are conducted in both leased and owned facilities. In addition to our executive office in Georgia, we have two executive offices in South Carolina, two sales offices in New York City, six distribution centers, seven manufacturing facilities and two warehouses. We also have one facility that combines manufacturing, distribution and administrative offices and one facility that combines administrative offices with distribution.

Listed below are our current facilities:

Location	Utilization	Segment
Maiden Plant, Maiden, NC	Knit/dye/finish/cut	Activewear
Fayette Plant, Fayette, AL	Knit/dye/finish	Activewear
Fayetteville Plant 1, Fayetteville, NC	Cut/sew/decoration/distribution /administration	Retail-Ready
Fayetteville Plant 2, Fayetteville, NC	Knit/dye/finish/cut	Retail-Ready
Rowland Plant, Rowland, NC	Sew	Retail-Ready
Honduras Plant, San Pedro Sula, Honduras	Sew	Activewear
Cortes Plant, San Pedro Sula, Honduras	Sew	Activewear
Mexico Plant, Campeche, Mexico	Sew	Activewear
Shannon Drive Warehouse, Fayetteville, NC	Warehouse	Retail-Ready
Warehouse Center, Knoxville, TN	Warehouse	Activewear
Distribution Center, Clinton, TN	Distribution	Activewear
Distribution Center, Santa Fe Springs, CA	Distribution	Activewear and Retail-Ready
Distribution Center, Miami, FL	Distribution	Activewear and Retail-Ready
Distribution Center, Cranbury NJ	Distribution	Activewear and Retail-Ready
DC Annex, Fayetteville, NC	Distribution	Retail-Ready
Distribution Center, Lansing, MI	Distribution	Retail-Ready
New York Office, New York, NY	Sales	Activewear and Retail-Ready
New York Office, New York, NY	Sales	Retail-Ready
Greenville Executive Office, Greenville, SC	Administration	Activewear and Retail-Ready
Greenville Executive Office, Greenville, SC	Administration	Activewear and Retail-Ready
Los Angeles Office, Los Angeles, CA	Administration and Distribution	Retail-Ready
Our Retail-Ready segment also had a 50% interest in SOHA, S.A. that performed sewing in Grecia, Costa Rica. Our ownership in the joint venture was sold in June 2006.
During fiscal year 2006 our manufacturing facilities operated at less than full capacity. We expect our existing manufacturing facilities to have adequate manufacturing capacity in fiscal year 2007. During fiscal year 2006, we moved our two individual distribution facilities located in California into one larger consolidated facility. We believe all of our facilities are suitable for the purposes for which they are designed and are generally adequate to allow us to remain competitive with our principal competitors. Substantially all of our assets are subject to liens in favor of our credit agreement lender.
ITEM 3. LEGAL PROCEEDINGS
On May 17, 2006, adversary proceedings were filed in U.S. Bankruptcy Court for the Eastern District of North Carolina against both Delta Apparel, Inc. and M. J. Soffe Co. in which the bankruptcy trustee, on behalf of the debtor National Gas Distributors, LLC, alleges that Delta and Soffe each received avoidable “transfers” of property from the debtor. The amount of the claim is approximately $0.7 million plus interest against Delta, and approximately $0.2 million plus interest against Soffe. We contend that the claims of the trustee have no merit, and have filed counterclaims, totaling approximately $0.4 million, in the adversary proceedings.
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matter was submitted to a vote of security holders during the fourth quarter of our 2006 fiscal year.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER REPURCHASES OF EQUITY SECURITIES.
Market Information for Common Stock: Our Common Stock is listed and traded on the American Stock Exchange under the symbol “DLA”. As of August 18, 2006, there were approximately 1,205 record holders of our Common Stock.
The following table sets forth, for each of the periods indicated below, the high and low sales prices per share of our Common Stock.

	Fiscal Year 2006		Fiscal Year 2005
	High	Low	High	Low
First Quarter	$16.11	$12.49	$12.95	$10.60
Second Quarter	15.99	14.23	12.13	10.52
Third Quarter	20.25	15.41	15.65	11.83
Fourth Quarter	19.10	15.77	15.89	11.93
Dividends: On April 18, 2002, our Board of Directors adopted a quarterly dividend program. We paid $1.5 million and $1.2 million in dividends during fiscal years 2006 and 2005, respectively.
Dividends declared per common share are as follows:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Fiscal Year 2006	$0.040	$0.040	$0.040	$0.050
Fiscal Year 2005	$0.035	$0.035	$0.035	$0.040
Although the Board may terminate or amend the dividend program at any time, we currently expect to continue the quarterly dividend program.
Subject to the provisions of any outstanding blank check preferred stock, the holders of our common stock are entitled to receive whatever dividends, if any, may be declared from time to time by our Board of Directors in its discretion from funds legally available for that purpose. Our credit agreement permits the payment of cash dividends in an amount up to 25% of cumulative net income since June 2000 (excluding extraordinary or unusual non-cash items), provided that no event of default exists or would result from that payment and after the payment at least $6.0 million remains available to borrow under the revolving credit facility. At July 1, 2006, the total remaining amount permitted for payment of cash dividends under our credit agreement was $10.8 million.
Any future cash dividend payments will depend upon our earnings, financial condition, capital requirements, compliance with loan covenants and other relevant factors.
Purchases of our Own Shares of Common Stock: On April 20, 2006, our Board of Directors increased our authorization to repurchase stock in open market transactions by an additional $5.0 million pursuant to our Stock Repurchase Program. This brings the total amount authorized for share repurchase to $11.0 million at July 1, 2006, of which $5.3 million remains available for future stock repurchases as of July 1, 2006. During fiscal year 2006, we purchased 72,477 shares of our common stock pursuant to our Stock Repurchase Program for an aggregate of $1.3 million. Since the inception of the program in November 2000, we’ve purchased 828,001 shares of our stock under the program for a total cost of $5.7 million. All purchases were made at the discretion of our management.

In the fourth quarter, we made the following purchases of our common stock:

	Total		Total Number of	Dollar Value of
	Number of	Average	Shares Purchased	Shares that May Yet
	Shares	Price Paid	as Part of Publicly	Be Purchased
Period	Purchased	per Share	Announced Plans	Under the Plans
April Period (April 1, 2006 to May 6, 2006)	20,700	$17.53	20,700	$5.8 million
May Period (May 7, 2006 to June 3, 2006)	9,570	$17.70	9,570	$5.6 million
June Period (June 4, 2006 to July 1, 2006)	18,107	$17.24	18,107	$5.3 million
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
ITEM 6. SELECTED FINANCIAL DATA
On August 22, 2005, we completed our acquisition of Junkfood Clothing Company, and on October 3, 2005, we completed our acquisition of Intensity Athletics, Inc. Our consolidated financial statements include the operations and accounts of Junkfood Clothing Company and Intensity Athletics, Inc. since the acquisition dates. The consolidated statements of income data for the years ended June 29, 2002 and June 28, 2003, and the consolidated balance sheet data as of June 29, 2002, June 28, 2003 and July 3, 2004 are derived from, and are qualified by reference to, our audited consolidated financial statements not included in this document. The consolidated statement of income data for the years ended July 3, 2004, July 2, 2005 and July 1, 2006, and the consolidated balance sheet data as of July 2, 2005 and July 1, 2006 are derived from, and are qualified by reference to, our audited consolidated financial statements included elsewhere in this document. We operate on a 52-53 week fiscal year ending on the Saturday closest to June 30. The 2004 fiscal year was a 53-week year. The 2006, 2005, 2003 and 2002 fiscal years were 52-week years. Historical results are not necessarily indicative of results to be expected in the future. The selected financial data should be read in conjunction with the Consolidated Financial Statements and the related notes as indexed on page F-1 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7.

	Fiscal Year Ended
	July 1,	July 2,	July 3,	June 28,	June 29,
	2006	2005	2004	2003	2002
		(In thousands, except share amounts)
Statement of Income Data:
Net sales	$270,108	$228,065	$208,113	$129,521	$131,601
Cost of goods sold	(190,222)	(174,156)	(159,852)	(105,552)	(110,273)
Selling, general and administrative expenses	(53,530)	(37,881)	(31,043)	(13,220)	(11,807)

Operating income	26,356	16,028	17,218	10,749	9,521
Other income (loss)	657	4,117	(192)	(194)	816
Interest expense, net	(3,819)	(3,022)	(2,622)	(732)	(677)

Income before taxes	23,194	17,123	14,404	9,823	9,660
Provision for income taxes	8,350	5,880	4,674	3,760	3,188

Net income	$14,844	$11,243	$9,730	$6,063	$6,472

Net Income Per Common Share:
Basic	$1.73	$1.35	$1.19	$0.75	$0.74
Diluted	$1.71	$1.33	$1.16	$0.73	$0.71
Dividends Declared per Common Share	$0.170	$0.145	$0.125	$0.105	$0.025
Balance Sheet Data (at year end):
Working capital	$103,210	$86,910	$94,408	$54,283	$43,773
Total assets	203,123	159,514	169,379	94,447	88,346
Total long-term debt	50,650	17,236	29,246	7,865	3,667
Shareholders’ equity	100,988	86,464	75,492	65,969	61,278

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
BUSINESS OUTLOOK
We believe we ended fiscal year 2006 well positioned to continue increasing our sales and earnings in fiscal year 2007. During fiscal year 2006, we implemented new merchandising and branding strategies at Soffe that appear to be increasing brand recognition, as evidenced by the strong sell-through of the Soffe products at retail. We continued to improve our manufacturing processes in the Soffe business, which we hope will improve our margins and allow us to better serve our customers. Sell-through of the Junkfood product line at retail has also been solid, and we are seeing an increase in orders from several traditional customers for early fall delivery. We continue to expand our Junkfood product offerings in men’s, boy’s and children’s apparel, which we believe will continue to grow our business in the future. Overall we are pleased with the fiscal year 2006 performance of our Retail-Ready segment and are looking forward to continued sales growth and further improvement in operating margins in fiscal year 2007.
Over the past years, we have used the cash flow from our Activewear segment to fund acquisitions to build our Retail-Ready segment. In fiscal year 2007, we will be reinvesting in our Activewear segment with the acquisition of Fun-Tees. and the opening of Ceiba Textiles, our offshore textile facility. These two initiatives are expected to be key drivers in the future growth of our Activewear segment.
We expect that the anticipated acquisition of Fun-Tees will significantly increase our private label business by adding long-term, well-established relationships with national brands. The customer relationships and off-shore full package offerings are two key competencies of the Fun-Tees operations, and were the driving factors in our decision to acquire the business. We plan to migrate the Fun-Tees fabric production into our current facilities, which is expected to improve the overall cost structure in our Activewear segment.
On an annual basis we expect this acquisition to add approximately $70 million in revenue, and once integrated, to improve the operating margins in our Activewear segment. The acquisition is expected to be accretive to earnings in fiscal year 2007, despite the costs associated with moving fabric production and equipment into our existing facilities. We expect to see the results of the integration cost improvements in fiscal year 2008. We will not be acquiring any real property as a part of the FunTees transaction, and do not anticipate there will be any goodwill recorded. The acquisition of Fun-Tees will increase our employee base by approximately two thousand personnel located in North Carolina, Alabama, Mexico and El Salvador.
In fiscal year 2007, we are also beginning our off-shore textile initiative in Honduras. With the recent passage of CAFTA, we believe it is important for us to take advantage of the opportunity to lower our fabric cost on basic products. The building and utility infrastructure will be leased from the Green Valley Industrial Park. We expect our capital expenditure for this project will be approximately $15 million and will be incurred over three fiscal years. The facility is expected to ultimately produce approximately one million pounds of fabric per week and is expected to reduce our cost by approximately $7 million annually once at full production levels.
We are pleased to be able to reinvest in our Activewear segment with the acquisition of Fun-Tees and the opening of Ceiba Textiles, and look forward to realizing the additional sales and profits that these two initiatives should generate.
EARNINGS GUIDANCE
We will continue to issue earnings guidance of our sales and earnings expectations in fiscal year 2007. We have decided to change our earnings guidance to diluted earnings per share from the prior practice of issuing guidance based on basic earnings per share. Our earnings guidance includes the anticipated acquisition of Fun-Tees on or around October 2, 2006. In addition, we expect to record an extraordinary gain in our first fiscal quarter associated with the final earn-out payment made to the former M. J. Soffe shareholders. This anticipated extraordinary gain is also included in the earnings guidance for the first fiscal quarter and fiscal year guidance.
For the first fiscal quarter ending September 30, 2006, we expect sales to be in the range of $64 to $68 million and diluted earnings per share to be in the range of $0.41 to $0.45. This compares to our fiscal year 2006 first quarter sales of $60.6 million and diluted earnings of $0.39 per share.
For the 2007 fiscal year ending June 30, 2007, we expect sales to be in the range of $325 to $340 million and diluted earnings per share to be in the range of $1.91 to $2.05. This compares to our fiscal year 2006 sales of $270.1 million and diluted earnings of $1.71 per share.

RESULTS OF OPERATIONS
Overview
For the fiscal year, sales reached an all-time record of $270.1 million, an 18.4% increase from $228.1 million in sales in the prior year. Gross margins for the year improved 590 basis points to 29.6% compared to 23.6% in the prior year driven from increased sales of the higher margin branded apparel products and improved manufacturing costs and lower raw material pricing. This was offset partially by higher energy and transportation costs.
In fiscal year 2006 we began expensing stock option compensation costs in compliance with Statement No. 123 (revised 2004), Share-Based Payment (“Statement 123(R)”). During the year, we expensed approximately $800,000 in stock compensation related to our Stock Option Plan that in prior years we would not have expensed. In addition, we were required to comply with Section 404 of the Sarbanes-Oxley Act for fiscal year 2006. We estimate the cost expensed this year, including internal and external resources, as well as audit fees to comply with Section 404 of the Sarbanes-Oxley Act, was approximately $900,000, or approximately $0.07 earnings per share.
Net income for the year ended July 1, 2006 was $14.8 million, a 32% increase from the prior year. Earnings were $1.73 per basic share and $1.71 per diluted share compared to $1.35 per basic share and $1.33 per diluted share in the prior year. When comparing fiscal year 2006 to fiscal year 2005 results, the following chart highlights our fiscal year 2005 basic earnings per share, adjusted for the impact of the sale of our Edgefield, South Carolina yarn spinning facility and the reversal of the tax liability associated with our decision to permanently reinvest our foreign earnings in Honduras.

Actual FY05 Basic Earnings Per Share	$1.35
Sale of Edgefield Plant	(0.26)
Reversal of Foreign Earnings Tax Liability	(0.08)

Adjusted FY05 Basic Earnings per Share	$1.01
Fiscal year 2006 basic earnings per share improved 71.3%, or $0.72 per share, compared to fiscal year 2005 adjusted basic earnings per share of $1.01. The adjusted basic earnings per share, a non-GAAP financial measure, will not be comparable to similarly titled measures reported by other companies. We are presenting adjusted basic earnings per share for the fiscal year ended July 2, 2005 because we believe it provides a more complete understanding of our business results than could be obtained absent this disclosure. The sale of our yarn spinning plant and the reversal of the foreign earnings tax liability are infrequent and unusual transactions. We believe it is a useful tool for investors to assess the operating performance of the business without the effect of these transactions.
We ended fiscal year 2006 with $47.5 million in receivables, an increase of $10.9 million from the prior year primarily due to an increase in sales during the quarter. We improved our days sales outstanding, ending the year at 47 days, compared to 49 days at the end of fiscal year 2005. Our inventories on July 1, 2006 were $103.7 million, an increase of $4.6 million from the prior year, primarily due to the Junkfood acquisition. Although we ended the year with inventory levels slightly above our projections, we believe our year-end inventory levels are appropriate to support our sales growth expectations for the fiscal 2007 first quarter and full fiscal year.
We reduced our debt levels by $13.6 million during the fourth quarter, ending the year with $50.7 million in total debt. We had $32.4 million of availability under our revolving credit facility at year end.
Quarterly Financial Data
For information regarding quarterly financial data, refer to Note 17 “Quarterly Financial Information (Unaudited)” to the consolidated financial statements.
Fiscal Year 2006 versus Fiscal Year 2005
Net sales for fiscal year 2006 were $270.1 million, an increase of $42.0 million, or 18.4%, from net sales of $228.1 million in fiscal year 2005. Net sales in the Activewear segment were $136.7 million, a decrease of $6.8 million, or 4.7%, from net sales of $143.4 million in fiscal year 2005. Lower fiscal year 2006 net sales in the Activewear segment were the result of lower average selling prices (down 6.6%, accounting for $9.6 million), offset partially by increased unit sales (up 2.0%, accounting for $2.8 million). The unit growth was driven primarily from basic tee shirt volume, offset slightly by a decrease in specialty and private label units. The shift in sales mix, along with slight declines in selling prices across the product categories, drove the lower average selling prices. The Retail-Ready segment contributed $133.4 million in net sales, compared to $84.6 million in the fiscal year 2005, an increase of 57.7%, primarily due to the acquisition of Junkfood.

Gross margins for the year ended July 1, 2006 improved 590 basis points to 29.6% compared to 23.6% in the prior year as a result of the higher gross margins associated with the Retail-Ready business and improved manufacturing costs. These increases were partially offset by higher energy and transportation costs. Gross margins as a percentage of sales are higher in the Retail-Ready segment than the Activewear segment due to the higher average selling prices achieved on the branded products, partially offset by higher manufacturing costs. Our gross margins may not be comparable to other companies, since some entities include costs related to their distribution network in cost of goods sold and we exclude a portion of them from gross margin, including them in selling, general and administrative expenses.
Selling, general and administrative expenses for fiscal year 2006 were $53.5 million, or 19.8% of net sales, an increase of $15.6 million from $37.9 million, or 16.6% of net sales, in fiscal year 2005. The 320 basis point increase in selling, general and administrative expenses was primarily due to the increased selling costs associated with the Junkfood business. Selling costs as a percentage of net sales are higher in the Retail-Ready segment primarily due to the additional staffing, higher commissions, royalty expense on licensed products, and increased advertising expenses associated with selling branded apparel products. Distribution expenses were also higher in fiscal year 2006, resulting from the additional costs associated with the move and duplication of expense associated with moving into our new consolidated distribution center in California. Bad debt expense improved from fiscal year 2005, primarily because in the prior year we took approximately $0.8 million in expense resulting from non-payment by a single customer.
Operating income for fiscal year 2006 was $26.4 million, an increase of $10.3 million, or 64.4%, from $16.0 million in fiscal year 2005. The increase is primarily the result of the higher gross profit in fiscal year 2006, partially offset by higher distribution and selling, general and administrative expenses described above. The Activewear and Retail-Ready segments contributed $6.9 million and $19.1 million in operating income, respectively.
Other income for fiscal year 2006 was $0.7 million, compared to other income of $4.1 million in fiscal year 2005. Other income in fiscal year 2006 is primarily related to insurance proceeds received as a result of losses of inventory during the 2005 hurricane season. The 2005 other income was a result of the sale of our yarn manufacturing plant in Edgefield, South Carolina to Parkdale America, LLC for $10 million in cash in January 2005. The sale of the Edgefield Plant resulted in a pre-tax financial gain of $3.6 million. In addition, in May 2005, we sold our Bladenboro, North Carolina building, resulting in a pre-tax financial gain of $0.4 million.
Net interest expense for fiscal year 2006 was $3.8 million, an increase of $0.8 million from fiscal year 2005. The increase in interest expense resulted from an increase in interest rates and higher average debt levels.
Our effective tax rate for the year ended July 1, 2006 was 36.0% compared to 34.3% for the year ended July 2, 2005. During fiscal year 2006, we took the Section 199 deduction for qualified production activity income as part of the American Jobs Creation Act of 2004, which had the effect of reducing our effective income tax rate by approximately 1%. During fiscal year 2005, we decided to permanently reinvest our foreign earnings in Honduras and therefore reversed a $0.7 million tax liability associated with the foreign earnings, resulting in the lower effective tax rate during fiscal year 2005.
Due to the factors described above, net income for fiscal year 2006 was $14.8 million, an increase of $3.6 million, or 32.0%, from net income of $11.2 million for fiscal year 2005.
Fiscal Year 2005 versus Fiscal Year 2004
Net sales for fiscal year 2005 were $228.1 million, an increase of $20.0 million, or 9.6%, from net sales of $208.1 million in fiscal year 2004. Net sales in the Activewear Apparel segment were $143.4 million, an increase of $6.0 million, or 4.4%, from net sales of $137.4 million in fiscal year 2004. Higher fiscal year 2005 net sales in the Activewear Apparel segment were the result of higher average unit prices (up 6.6%, accounting for $8.8 million), partially offset by lower unit sales (down 2.0%, accounting for $2.8 million). The Retail-Ready segment, entered into with the acquisition of M. J. Soffe Company in October 2003, contributed $84.6 million in net sales for fiscal year 2005, compared to $70.7 million in the nine months of fiscal year 2004. Fiscal year 2005 included 52-weeks of operations compared to 53-weeks of operations in fiscal year 2004.
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
Operating income for fiscal year 2005 was $16.0 million, a decrease of $1.2 million, or 7.0%, from $17.2 million in fiscal year 2004. The decrease is primarily the result of the higher general and administrative, distribution and bad debt expenses, as described above. The Activewear Apparel and Retail-Ready Apparel segments contributed $6.5 million and $9.8 million in operating income, respectively.
Other income for fiscal year 2005 was $4.1 million, compared to other expense of $0.2 million in fiscal year 2004. In January 2005, we completed the sale of our yarn manufacturing plant in Edgefield, South Carolina, resulting in a pre-tax financial gain of $3.6 million. In addition, in May 2005, we sold our Bladenboro, North Carolina building, resulting in a pre-tax financial gain of $0.4 million. Other expense in fiscal year 2004 is primarily related to $0.1 million in net losses on cotton options and $0.1 million loss related to the sales or disposal of certain machinery and equipment.
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
LIQUIDITY AND CAPITAL RESOURCES
Credit Facility
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
Pursuant to the Amended Loan Agreement, Delta Apparel, Junkfood, and M. J. Soffe Co. became co-borrowers under a single credit facility, the maturity of the loans under the credit facility was extended to August 2008, and the line of credit available to us was increased to $85 million (subject to borrowing base limitations based on the value and type of collateral provided), which represents an increase of $3.75 million in the aggregate amount that was available under the prior two credit facilities.
Within the credit facility, there is a Fixed Asset Loan Amortization Amount requiring monthly installment payments of $0.3 million, which reduces the amount of availability under the facility. The Fixed Asset Loan Amortization Amount under the Second Amended and Restated Loan and Security Agreement was $16.8 million initially. At July 1, 2006, the Fixed Asset Loan Amortization Amount was $14.2 million.
The credit facility is secured by a first-priority lien on substantially all of the real and personal property of Delta Apparel, Junkfood, and M. J. Soffe Co. All loans under the credit agreement bear interest at rates based on an adjusted LIBOR rate plus an applicable margin or the bank’s prime rate plus an applicable margin. Under the credit facility, after subtracting the

Fixed Asset Loan Amortization Amounts, we were able to borrow up to $70.8 million subject to borrowing base limitations based on the accounts receivable and inventory levels. Annual facility fees were .25% of the amount by which $70.8 million exceeds the average daily principal balance of the outstanding loans and letter of credit accommodations during the immediately preceding month. At July 1, 2006 we had the ability to borrow an additional $32.4 million under the credit facility.
The credit facility contains a subjective acceleration clause and a “springing” lockbox arrangement (as defined in EITF 95-22), whereby remittances from customers will be forwarded to our general bank account and will not reduce the outstanding debt until and unless a specified event or an event of default occurs. Pursuant to EITF 95-22, we will classify borrowings under the new facility as noncurrent debt.
In addition to our credit facility, we have a seller note payable to the former Junkfood shareholders pursuant to the Asset Purchase Agreement dated as of August 22, 2005. The $2.5 million seller note bears interest at 9% and has a three-year term.
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
Operating Cash Flows
Net cash provided by operating activities was $20.2 million and $19.3 million in fiscal years 2006 and 2005, respectively. Our cash flow from operating activities in fiscal year 2006 is primarily due to net income plus depreciation, amortization and noncash compensation and an increase in accounts payable and accrued expenses, partially offset by a decrease in other liabilities primarily from the payment of the Soffe earn-out payment. Our cash flow from operating activities in fiscal year 2005 is primarily due to net income plus depreciation and a decrease in inventory and an increase in accounts payable, partially offset by a decrease in other liabilities from the termination of our deferred compensation programs. Changes in working capital are primarily monitored by analysis of the investment in accounts receivable and inventories and by the amount of accounts payable.
Investing Cash Flows
During fiscal year 2006, our investing activities used $35.6 million in cash. We used $28.2 million related to the acquisitions of Junkfood Clothing Company and Intensity Athletics. In addition, we spent $5.4 for capital expenditures, and we invested $2.2 million in the Green Valley Industrial Park joint venture. This was offset by $0.1 million in cash proceeds received upon sale of our Costa Rica joint venture. In fiscal year 2005, investing activities used $0.7 million in cash. We used $11.0 million in cash for capital expenditures, primarily related to our distribution facilities and our Edgefield yarn spinning facility. During fiscal year 2005, we received $10.3 million primarily from the sale of our Edgefield yarn spinning facility and our Bladenboro sewing plant.
Financing Activities
Our financing activities in fiscal year 2006 provided $15.8 million in cash as compared to $18.7 million cash used in fiscal year 2005. In fiscal year 2006, the cash provided by financing activities primarily came from our credit facility. During fiscal year 2006, we also borrowed $2.5 million in a seller note from the former Junkfood shareholders pursuant to the Asset Purchase Agreement dated as of August 22, 2005. The $2.5 million seller note bears interest at 9% and has a three-year term. In conjunction with the acquisition of Junkfood and entry into the Amended Loan Agreement, on August 23, 2005, we paid approximately $5 million to satisfy in full the Promissory Note of M. J. Soffe Co. dated as of October 3, 2003, which was made in connection with our acquisition of M. J. Soffe Co. The Promissory Note was made in favor of the Soffe sellers, James F. Soffe, John D. Soffe, and Anthony M. Cimaglia. The cash used in financing activities in fiscal year 2005 primarily related to the repayment of debt under our credit facilities. We paid dividends to our shareholders totaling $1.5 million and $1.2 million in fiscal years 2006 and 2005, respectively.
Our credit facility contains limitations on, or prohibitions of, cash dividends, stock purchases, related party transactions, mergers, acquisitions, sales of assets, indebtedness and investments. We are allowed under our credit facility to make purchases of our own stock up to an aggregate of $23.0 million provided that no event of default exists or would result from that action and after the purchase at least $3.0 million remains available to borrow under the facility. We used $1.3 million and $0.3 million in fiscal years 2006 and 2005, respectively, for share repurchases.
Future Liquidity and Capital Resources
Based on our expectations, we believe that our credit facility should be sufficient to satisfy our foreseeable working capital needs, and that the cash flow generated by our operations and funds available under our credit line should be sufficient to service our debt payment requirements, to satisfy our day-to-day working capital needs, to fund our planned capital expenditures and to pay dividends under our dividend program. We do, however, expect to amend our current credit facility with Wachovia Bank, National Association in conjunction with the acquisition of Fun-Tees on or around October 2, 2006, although there can be no assurance that we will be able to do so. Any material deterioration in our results of operations, however, may result in us losing our ability to borrow under our revolving credit facility and to issue letters of credit to suppliers or may cause the borrowing availability under our facility to be insufficient for our needs.
The following table summarizes our contractual cash obligations, as of July 1, 2006, by future period.

	Payments Due by Period (in thousands)
		Less than	1 - 3	3 – 5	After 5
	Total	1 year	years	years	years
Contractual Obligations
Long-term debt (a)	$50,650	$500	$50,150	$—	$—
Operating leases	23,277	4,200	11,064	4,324	3,689
Letters of credit	921	921	—	—	—
Purchase obligations	28,285	28,285	—	—	—
Contingent purchase price (b)	13,596	5,180	8,416	—	—

Total	$116,729	$39,086	$69,630	$4,324	$3,689

(a)	We exclude interest payments from these amounts as the cash outlay for the interest is unknown and could not be reliably estimated as the majority of the debt is under a revolving credit facility. Interest payments will be determined based upon the daily outstanding balance of the revolving credit facility and the prevailing interest rate during that time. The interest on the Junkfood Seller Note is immaterial and therefore was excluded.

(b)	Represents the amount expected to be paid to the former shareholders of M. J. Soffe Co., pursuant to the earn-out provisions of the Amended and Restated Stock Purchase Agreement dated as of October 3, 2003 among Delta Apparel, Inc., MJS Acquisition Company, M. J. Soffe Co., James F. Soffe, John D. Soffe, and Anthony M. Cimaglia. In addition, represents the amount expected to be paid to the former shareholders of Liquid Blaino, pursuant to the earn-out provisions of the Asset Purchase Agreement dated as of August 22, 2005 among Delta Apparel, Inc., Junkfood Clothing Company, Liquid Blaino Designs, Inc., Natalie Grof, and Blaine Halvorson.
Dividends and Purchases of our Own Shares
Our ability to pay cash dividends or purchase our own shares will largely be dependent on our earnings, financial condition, capital requirements, compliance with loan covenants and other relevant factors. Our credit facility permits the payment of cash dividends in an amount up to 25% of cumulative net income (excluding extraordinary or unusual non-cash items); provided that no event of default exists or would result from that payment and after the payment at least $6.0 million remains available under the revolving credit facility. At July 1, 2006, the total amount permitted for payment of cash dividends under our credit agreement was $10.8 million.
Purchases of our own stock are permitted provided that no event of default exists or would result from that action and after the purchase at least $3.0 million remains available to borrow under the revolving credit facility. Our amended credit facility allows for an aggregate of $23.0 million in share repurchases.
During the fiscal year ended July 1, 2006, we purchased 72,477 shares of our common stock pursuant to our Stock Repurchase Program for an aggregate of $1.3 million. Since the inception of the program, we’ve purchased 828,001 shares of our stock under the program for a total cost of $5.7 million. We have authorization from our Board of Directors to spend up to $11.0 million for share repurchases under the Stock Repurchase Program. All purchases were made at the discretion of our management.

Dividend Program
On April 18, 2002, our Board of Directors adopted a quarterly dividend program. We paid $1.5 million and $1.2 million in dividends during fiscal years 2006 and 2005, respectively. Although our Board may terminate or amend the dividend program at any time, we currently expect to continue the quarterly dividend program.
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

Share-Based Compensation
We adopted the fair value based method prescribed in Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, effective July 3, 2005. Under the fair value based method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the award vesting period. We determine the fair value of each stock option at the date of grant using the Black-Scholes options pricing model. This model requires that we estimate a risk-free interest rate, the volatility of the price of our common stock, the dividend yield, and the expected life of the options. The use of a different estimate for any one of these components could have a material impact on the amount of calculated compensation expense.
Income Taxes
We use the liability method of accounting for income taxes, which requires recognition of temporary differences between financial statement and income tax basis of assets and liabilities measured by enacted tax rates. We have recorded deferred tax assets for certain state operating loss carryforwards and nondeductible accruals. We established a valuation allowance related to certain of the state operating loss carryforward amounts in accordance with the provisions of FASB Statement No. 109, Accounting for Income Taxes. We continually review the adequacy of the valuation allowance and recognize the benefits of deferred tax assets if reassessment indicates that it is more likely than not that the deferred tax assets will be realized based on earnings forecasts in the respective tax locations. As of July 1, 2006, we had operating loss carryforwards of approximately $7.5 million for state tax purposes. The valuation allowance against the operating loss carryfowards was $146 thousand at July 1, 2006. These carryforwards expire at various intervals through 2020.
RECENT ACCOUNTING STANDARDS
In November 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 151 (“SFAS 151”), Inventory Costs. SFAS 151 amends the guidance in Accounting Research Bulletin No. 43, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). SFAS 151 requires that those items be recognized as current period charges and that the allocation of fixed production overheads to the cost of converting work in process to finished goods be based on the normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We adopted Statement 151 effective July 3, 2005. After review of our cost allocation procedures, we determined that the adoption of this statement did not have a material impact on our financial statements.
In December 2004, the Financial Accounting Standards Board (“FASB”) issued Staff Position (“FSP”) Nos. 109-1, Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004 (“FSP 109-1”), and 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (“FSP 109-2”). The American Jobs Creation Act of 2004 (the “Jobs Creation Act”) was enacted on October 22, 2004. Under guidance in FSP 109-1, the qualified production activities deduction will be treated as a “special deduction” as described in FASB Statement No. 109. As such, the special deduction has no effect on deferred tax assets and liabilities existing at the enactment date of the Jobs Creation Act. We have determined that our production activities will qualify under the Jobs Creation Act and expect that this deduction could reduce our effective income tax rate for fiscal year 2006 by up to 1%. FSP 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Creation Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS 109. Based on our analysis and evaluation of the impact of the repatriation provisions, we did not repatriate any foreign earnings pursuant to the Jobs Creation Act.
On December 16, 2004, the FASB issued Statement No. 123 (revised 2004), Share-Based Payment (“Statement 123(R)”), which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation (“Statement 123”). Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and amends FASB Statement No. 95, Statements of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. Statement 123(R) is effective for annual periods beginning after June 15, 2005. Accordingly, effective July 3, 2005, we adopted the fair-value recognition provisions of Statement 123(R).
On November 10, 2005, the FASB issued Staff Position No. FAS 123(R)-3, Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards. This provides for a simplified method to establish the beginning balance of the additional paid-in capital pool related to the tax effects of share-based compensation. Since our adoption of Statement 123, we had not recorded any excess tax benefits associated with our stock options and therefore we had no initial pool of excess tax benefits upon adoption of Statement 123(R).
In March 2005, the Securities and Exchange Commission released SEC Staff Accounting Bulletin (“SAB”) No. 107, Share-Based Payment. SAB No. 107 provides the SEC staff’s position regarding the implementation of Statement 123(R). SAB No. 107 contains interpretive guidance related to the interaction between Statement 123(R) and certain SEC rules and regulations, as well as provides the staff’s views regarding the valuation of share-based payment transactions. Effective July 3, 2005, we adopted the fair-value recognition provisions of Statement 123(R) and SAB No. 107 using the modified-prospective transition method; therefore, prior periods have not been restated.
In March 2005, the FASB issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (“Interpretation 47”), which is an interpretation of Statement No. 143, Accounting for Asset Retirement Obligations (“SFAS 143”). Interpretation 47 clarifies terminology within SFAS 143 and requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. Interpretation was effective for fiscal years ending after December 15, 2005. We evaluated our asset retirement obligations, determining we had no significant obligations with respect to conditional asset retirements. Accordingly, the adoption of Interpretation 47 did not have a material impact on our financial statements.
In May 2005, the FASB issued Statement No. 154, Accounting Changes and Error Corrections (“SFAS 154”). This Statement requires retrospective application for voluntary changes in accounting principle unless it is impracticable to do so. SFAS 154’s retrospective application requirement replaces APB Opinion No. 20’s, Accounting Changes, requirement to recognize most voluntary changes in accounting principle by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Effective July 3, 2005, we early adopted the accounting changes and corrections of errors provisions contained in Statement 154. For the year ended July 1, 2006, we determined that we had no accounting changes or corrections of errors that would be impacted by this statement. Accordingly, the adoption of Statement 154 did not have a material impact on our financial statements.
In June 2006, the FASB issued FASB Interpretation 48, Accounting for Uncertainty in Income Taxes (“Interpretation 48”). Interpretation 48 provides clarifying guidance on the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS 109, Accounting for Income Taxes and prescribes recognition and measurement guidance in determining amounts to be recorded in the financial statements. This Interpretation applies to all income based tax items and is effective for fiscal years beginning after December 15, 2006. We expect to adopt Interpretation 48 on July 2, 2006. We are currently evaluating the effect that the adoption of Interpretation 48 will have on our financial position and results of operations but do not expect the adoption of this statement to have a material impact on our financial statements.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Commodity Risk Sensitivity
On January 5, 2005, in conjunction with the sale of our yarn spinning facility in Edgefield, South Carolina, we entered into a five-year agreement with Parkdale to supply our yarn requirements. During this five-year period, we will purchase from Parkdale all yarn required by Delta Apparel and our wholly owned subsidiaries for use in our manufacturing operations (excluding yarns that Parkdale did not manufacture as of the date of the agreement in the ordinary course of its business or due to temporary Parkdale capacity restraints). The purchase price of yarn is based upon the cost of cotton plus a fixed conversion cost. Thus, we are subject to the commodity risk of cotton prices and cotton price movements which could result in unfavorable yarn pricing for us. We fix the cotton prices as a component of the purchase price of yarn with Parkdale, pursuant to the supply agreement, in advance of the shipment of finished yarn from Parkdale. Prices are set according to prevailing prices, as reported by the New York Cotton Exchange, at the time we elect to fix specific cotton prices.
Yarn with respect to which we have fixed cotton prices at July 1, 2006 was valued at $24.7 million, and is scheduled for delivery between July 2006 and March 2007. At July 1, 2006, a 10% decline in the market price of the cotton covered by our fixed price yarn would have had a negative impact of approximately $1.7 million on the value of the yarn.
We may use derivatives, including cotton option contracts, to manage our exposure to movements in commodity prices. We do not designate our options as hedge instruments upon inception. Accordingly, we mark to market changes in the fair market value of the options as other income or other expense in the statements of income. We did not own any cotton options contracts on July 1, 2006.

Interest Rate Sensitivity
Our credit agreements provide that the outstanding amounts owed shall bear interest at variable rates. If the amount of outstanding indebtedness at July 1, 2006 under the revolving credit facilities had been outstanding during the entire year and the interest rate on this outstanding indebtedness were increased by 100 basis points, our expense would have increased by approximately $0.5 million, or 12.6%, for the fiscal year. This compares to an increase of $0.3 million, or 10.7%, for the 2005 fiscal year based on the outstanding indebtedness at July 2, 2005. The effect of a 100 basis point increase in interest rates has a larger impact as of July 1, 2006 than as of July 2, 2005 due to the higher debt levels outstanding on July 1, 2006, resulting primarily from the acquisition of the Junkfood business. The actual increase in interest expense resulting from a change in interest rates would depend on the magnitude of the increase in rates and the average principal balance outstanding.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Our consolidated financial statements for each of the fiscal years in the three-year period ended July 1, 2006, together with the Report of Independent Registered Public Accounting Firm thereon, are included in this report commencing on page F-1 and are listed under Part IV, Item 15 in this report.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of July 1, 2006 and, based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures were effective at the evaluation date.
Disclosure controls and procedures are our controls and other procedures that are designed to reasonably assure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information that we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Internal Control Over Financial Reporting
Management’s Report on Internal Control Over Financial Reporting and the Report of Independent Registered Public Accounting Firm thereon are included in this report commencing on page F-1 and are listed under Part IV, Item 15 in this report. Our independent registered public accounting firm has attested to and reported on management’s assessment of internal control over financial reporting as stated in its attestation report, which is also included in this report commencing on page F-1 and are listed under Part IV, Item 15 in this report.
There was no change in our internal control over financial reporting during the fourth quarter of fiscal year 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Set forth in the table below is certain information about securities issuable under our equity compensation plans as of July 1, 2006.

Number of securities
		Weighted-average	remaining available for
	Number of securities to	exercise price of	future issuance under equity
	be issued upon exercise	outstanding	compensation plans
	of outstanding options,	options, warrants	(excluding securities
Plan Category	warrants and rights	and rights	reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	—	—

Equity compensation plans not approved by security holders	931,500	$11.41	645,758

Total	931,500	$11.41	645,758

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
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1) and (2) Financial Statements and Financial Statement Schedules
•	Management’s Annual Report on Internal Control over Financial Reporting.

•	Report of Independent Registered Public Accounting Firm.

•	Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting.

•	Consolidated Balance Sheets as of July 1, 2006 and July 2, 2005.

•	Consolidated Statements of Income for the years ended July 1, 2006, July 2, 2005 and July 3, 2004.

•	Consolidated Statements of Shareholders’ Equity for the years ended July 1, 2006, July 2, 2005 and July 3, 2004.

•	Consolidated Statements of Cash Flows for the years ended July 1, 2006, July 2, 2005 and July 3, 2004.

•	Notes to Consolidated Financial Statements.
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
     2.1.1 First Amendment to Amended and Restated Stock Purchase Agreement dated as of November 10, 2004 among Delta Apparel, Inc., M. J. Soffe Co., James F. Soffe, John D. Soffe, and Anthony M. Cimaglia: Incorporated by reference to Exhibit 2.2.1 to the Company’s Form 10-Q filed on February 9, 2005.
     2.2 Asset Purchase Agreement dated as of November 18, 2004 between Delta Apparel, Inc. and Parkdale America, LLC (excluding schedules and exhibits): Incorporated by reference to Exhibit 2.3 to the Company’s Form 10-Q filed on February 9, 2005.
     2.2.1 First Amendment to the Asset Purchase Agreement dated as of December 31, 2004 between Delta Apparel, Inc. and Parkdale America, LLC: Incorporated by reference to Exhibit 2.3.1 to the Company’s Form 10-Q filed on February 9, 2005.
     2.3 Asset Purchase Agreement dated as of August 22, 2005 among Delta Apparel, Inc., Junkfood Clothing Company, Liquid Blaino Designs, Inc. d/b/a Junkfood Clothing, Natalie Grof, and Blaine Halvorson (excluding schedules and exhibits): Incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on August 26, 2005.

     2.4 Asset Purchase Agreement dated as of August 17, 2006 among Delta Apparel, Inc., Fun-Tees, Inc., Henry T. Howe, James C. Poag, Jr., Beverly H. Poag, Lewis G. Reid, Jr., Kurt R. Rawald, Larry L. Martin, Jr., Julius D. Cline and Marcus F. Weibel: Incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on August 21, 2006.
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
     10.1. See Exhibits 2.1, 2.2, 2.2.1, 2.3, 2.3.1, and 2.4.
     10.2 Second Amended and Restated Loan and Security Agreement dated as of August 22, 2005 among Delta Apparel, Inc., Junkfood Clothing Company, M. J. Soffe Co., Wachovia Bank, National Association, as Agent, and the financial institutions named therein as Lenders: Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on August 26, 2005.
     10.3 Security Agreement of MJS Acquisition Company in favor of James F. Soffe, John D. Soffe, and Anthony M. Cimaglia dated as of October 3, 2003: Incorporated by reference to Exhibit 10.13 to the Company’s Form 8-K filed on October 17, 2003.
     10.4 Form of Deed of Trust, Assignment of Rents and Security Agreement of M. J. Soffe Co. in favor of James F. Soffe, John D. Soffe, and Anthony M. Cimaglia dated as of October 3, 2003: Incorporated by reference to Exhibit 10.14 to the Company’s Form 8-K filed on October 17, 2003.
     10.5 Guaranty of Delta Apparel, Inc. in favor of James F. Soffe, John D. Soffe, and Anthony M. Cimaglia dated as of October 3, 2003: Incorporated by reference to Exhibit 10.15 to the Company’s Form 8-K filed on October 17, 2003.
     10.6 Pledge Agreement of Delta Apparel, Inc. in favor of James F. Soffe, John D. Soffe, and Anthony M. Cimaglia dated as of October 3, 2003: Incorporated by reference to Exhibit 10.16 to the Company’s Form 8-K filed on October 17, 2003.
     10.7 Employment and Non-Solicitation Agreement dated as of October 3, 2003 among Delta Apparel, Inc., M. J. Soffe Co., and James F. Soffe: Incorporated by reference to Exhibit 10.17 to the Company’s Form 8-K filed on October 17, 2003.
     10.8 Employment and Non-Solicitation Agreement dated as of October 3, 2003 among Delta Apparel, Inc., M. J. Soffe Co., and John D. Soffe: Incorporated by reference to Exhibit 10.18 to the Company’s Form 8-K filed on October 17, 2003.
     10.9 Employment and Non-Solicitation Agreement dated as of October 3, 2003 among Delta Apparel, Inc., M. J. Soffe Co., and Anthony M. Cimaglia: Incorporated by reference to Exhibit 10.19 to the Company’s Form 8-K filed on October 17, 2003.
     10.10 Real Estate Exchange Contract dated as of October 3, 2003 between MJS Acquisition Company and Middle Road Properties, LLC: Incorporated by reference to Exhibit 10.20 to the Company’s Form 8-K filed on October 17, 2003.

     10.11 Industrial Lease Agreement dated as of October 3, 2003 between M. J. Soffe Co. and Middle Road Properties, LLC: Incorporated by reference to Exhibit 10.21 to the Company’s Form 8-K filed on October 17, 2003.
     10.12 Employment Agreement between Delta Apparel, Inc. and Deborah H. Merrill dated August 25, 2004.**
     10.13 Employment Agreement between Delta Apparel, Inc. and Martha M. Watson dated September 30, 2003: Incorporated by reference to Exhibit 10.23 to the Company’s Form 10-Q filed on November 5, 2003.**
     10.14 Delta Apparel, Inc. 2000 Stock Option Plan, Effective as of February 15, 2000, Amended & Restated March 15, 2000: Incorporated by reference to Exhibit 10.4 to the Company’s Form 10.**
     10.15 Delta Apparel, Inc. Incentive Stock Award Plan, Effective February 15, 20P0, Amended & Restated March 15, 2000: Incorporated by reference to Exhibit 10.5 to the Company’s Form 10.**
     10.16 Yarn Supply Agreement dated as of January 5, 2005 between Delta Apparel, Inc. and Parkdale Mills, LLC and Parkdale America, LLC: Incorporated by reference to Exhibit 10.29 to the Company’s Form 10-Q filed on February 9, 2005.
     10.17 Delta Apparel, Inc. 2004 Non-Employee Director Stock Plan: Incorporated by reference to Exhibit 10.30 to the Company’s Form 10-Q filed on May 16, 2005.
     21 Subsidiaries of the Company.
     23.1 Consent of Independent Registered Public Accounting Firm.
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

DELTA APPAREL, INC.
(Registrant)

September 7, 2006	By: /s/ Deborah H. Merrill

Date	Deborah H. Merrill
Vice President, Chief Financial Officer and Treasurer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and as of the dates indicated.

/s/ David S. Fraser	9-1-06	/s/ Philip J. Mazzilli, Jr.	9-1-06

David S. Fraser	Date	Philip J. Mazzilli, Jr.	Date
Director		Director

/s/ William F. Garrett	9-7-06	/s/ Deborah H. Merrill	9-6-06

William F. Garrett	Date	Deborah H. Merrill	Date
Director		Vice President, Chief Financial
Officer and Treasurer (principal
financial officer and principal
accounting officer)

/s/ Robert W. Humphreys	9-5-06	/s/ Buck A. Mickel	9-1-06

Robert W. Humphreys	Date	Buck A. Mickel	Date
President, Chief		Director
Executive Officer
and Director

/s/ Max Lennon	9-1-06	/s/ David Peterson	9-5-06

Max Lennon	Date	David Peterson	Date
Director		Director

/s/ E. Erwin Maddrey, II	8-31-06

E. Erwin Maddrey, II	Date
Director

Delta Apparel, Inc and Subsidiaries

Management’s Annual Report on Internal Control Over Financial Reporting
Management of Delta Apparel, Inc. is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the preparation and fair presentation of published financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
Under the supervision and with the participation of our management, including our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of July 1, 2006 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The scope of our efforts to comply with the Section 404 Rules with respect to fiscal year 2006 included all of our operations other than those of our wholly owned subsidiary, Junkfood Clothing Company, formed to purchase substantially all of the assets of Liquid Blaino Designs, Inc. d/b/a Junkfood Clothing. In accordance with the SEC’s published guidance, because we acquired these operations during the fiscal year, we excluded these operations from our efforts to comply with Section 404 Rules with respect to fiscal year 2006. As of July 1, 2006, total assets for Junkfood Clothing Company were $31.3 million and total revenues for the period ending July 1, 2006 were $34.2 million. Based on that evaluation, excluding our operations discussed above, our management has concluded that, as of July 1, 2006, our internal control over financial reporting is effective.
Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of July 1, 2006 has been audited by Ernst & Young LLP, the Company’s independent registered public accounting firm, who also audited the Company’s consolidated financial statements. Ernst & Young’s attestation report on management’s assessment of the Company’s internal controls over financial reporting follows this report.

/s/ Deborah H. Merrill

Vice President, Chief Financial Officer and Treasurer

/s/ Robert W. Humphreys

President and Chief Executive Officer
September 6, 2006

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of Delta Apparel, Inc.
We have audited the accompanying consolidated balance sheets of Delta Apparel, Inc. and subsidiaries (the “Company”) as of July 1, 2006 and July 2, 2005, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended July 1, 2006. Our audits also included the financial statement schedule listed in the index of Item 15 (a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at July 1, 2006 and July 2, 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended July 1, 2006, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule for the three years ended July 1, 2006, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Delta Apparel, Inc.’s internal control over financial reporting as of July 1, 2006 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated September 6, 2006 expressed an unqualified opinion.

/s/ ERNST & YOUNG LLP
Atlanta, Georgia
September 6, 2006

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting
The Board of Directors and Shareholders of Delta Apparel, Inc.
We have audited management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting, that Delta Apparel, Inc. maintained effective internal control over financial reporting as of July 1, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Delta Apparel, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provide a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
As indicated in the accompanying report of Management’s Annual Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Junkfood Clothing Company, which is included in the 2006 consolidated financial statements of Delta Apparel, Inc. and constituted $31.3 million and $4.4 million of total assets and net assets, respectively, as of July 1, 2006 and $34.2 million and $4.4 million of revenues and net income, respectively, for the year then ended. Our audit of internal control over financial reporting at July 1, 2006 also did not include an evaluation of the internal control over financial reporting of Junkfood Clothing Company.
In our opinion, management’s assessment that Delta Apparel, Inc. maintained effective internal control over financial reporting as of July 1, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also in our opinion, Delta Apparel, Inc. maintained, in all material respects, effective internal control over financial reporting as of July 1, 2006, based on the COSO criteria.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Delta Apparel, Inc. as of July 1, 2006 and July 2, 2005, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended July 1, 2006 of Delta Apparel, Inc. and our report dated September 6, 2006 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Atlanta, Georgia
September 6, 2006

Delta Apparel, Inc. and Subsidiaries
Consolidated Balance Sheets
(Amounts in thousands, except share amounts and per share data)

	July 1, 2006	July 2, 2005
Assets
Current assets:
Cash	$642	$298
Accounts receivable, less allowances of $2,169 in 2006 and $1,894 in 2005	45,777	35,295
Other receivables	1,748	1,316
Inventories	103,660	99,026
Prepaid expenses and other current assets	2,708	1,968
Deferred income taxes	2,710	1,252

Total current assets	157,245	139,155

Property, plant and equipment, net	21,164	19,950
Goodwill	13,888	—
Intangibles, net (see Note 6)	8,579	—
Other assets	2,247	409

	$203,123	$159,514

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$27,862	$19,868
Accrued expenses	21,504	16,832
Current portion of long-term debt	3,683	15,065
Income taxes payable	986	480

Total current liabilities	54,035	52,245

Long-term debt, less current maturities	46,967	17,236
Deferred income taxes	1,123	171
Other liabilities	10	3,398

Total liabilities	102,135	73,050

Commitments and contingencies

Shareholders’ equity:
Preferred stock—2,000,000 shares authorized, none issued and outstanding	—	—
Common stock —$.01 par value, 15,000,000 shares authorized, 9,646,972 shares issued, and 8,562,821 and 8,522,052 shares outstanding as of July 1, 2006 and July 2, 2005, respectively	96	96
Additional paid-in capital	54,672	53,867
Retained earnings	53,412	39,106
Treasury stock —1,084,151 and 1,124,920 shares as of July 1, 2006 and July 2, 2005, respectively	(7,192)	(6,605)

Total shareholders’ equity	100,988	86,464

	$203,123	$159,514

See accompanying notes to consolidated financial statements.

Delta Apparel, Inc. and Subsidiaries
Consolidated Statements of Income
(Amounts in thousands, except share amounts and per share data)

	Year Ended
	July 1, 2006	July 2, 2005	July 3, 2004
Net sales	$270,108	$228,065	$208,113
Cost of goods sold	190,222	174,156	159,852

Gross profit	79,886	53,909	48,261

Selling, general and administrative expenses	53,530	37,881	31,043

Operating income	26,356	16,028	17,218

Other (income) expense, net	(657)	(4,117)	192
Interest expense, net	3,819	3,022	2,622

Income before provision for income taxes	23,194	17,123	14,404

Provision for income taxes	8,350	5,880	4,674

Net income	$14,844	$11,243	$9,730

Earnings per share
Basic	$1.73	$1.35	$1.19
Diluted	$1.71	$1.33	$1.16

Weighted average number of shares outstanding	8,590	8,355	8,156
Dilutive effect of stock options	75	108	220

Weighted average number of shares assuming dilution	8,665	8,463	8,376

Cash dividends declared per common share	$0.170	$0.145	$0.125
See accompanying notes to consolidated financial statements.

Delta Apparel, Inc. and Subsidiaries
Consolidated Statements of Shareholders’ Equity
(Amounts in thousands, except share amounts)

			Additional
	Common Stock		Paid-In	Retained	Treasury Stock
	Shares	Amount	Capital	Earnings	Shares	Amount	Total

Balance at June 28, 2003	4,823,486	$48	$53,889	$21,007	786,406	$(8,975)	$65,969
Net income	—	—	—	9,730	—	—	9,730
Treasury stock acquired	—	—	—	—	7,853	(148)	(148)
Stock grant	—	—	—	10	(2,422)	27	37
Stock options exercised under Awards Plan	—	—	—	294	(24,360)	280	574
Stock options exercised under Option Plan	—	—	—	(547)	(80,250)	920	373
Stock exchange share listing fees	—	—	(22)	—	—	—	(22)
Cash dividend ($.125 per share)	—	—	—	(1,021)	—	—	(1,021)

Balance at July 3, 2004	4,823,486	48	53,867	29,473	687,227	(7,896)	75,492
Net income	—	—	—	11,243	—	—	11,243
Treasury stock acquired	—	—	—	—	9,705	(261)	(261)
Stock grant	—	—	—	31	(2,422)	28	59
Stock options exercised under Awards Plan	—	—	—	344	(23,800)	279	623
Stock options exercised under Option Plan	—	—	—	(723)	(108,250)	1,245	522
Cash dividend ($.145 per share)	—	—	—	(1,214)	—	—	(1,214)
2-for-1 stock split (See Note 18)	4,823,486	48	—	(48)	562,460	—	—

Balance at July 2, 2005	9,646,972	96	53,867	39,106	1,124,920	(6,605)	86,464
Net income	—	—	—	14,844	—	—	14,844
Treasury stock acquired	—	—	—	—	72,477	(1,252)	(1,252)
Stock grant	—	—	—	41	(4,844)	29	70
Employee stock based compensation	—	—	805	—	—	—	805
Stock options exercised under Awards Plan	—	—	—	805	(94,402)	554	1,359
Stock options exercised under Option Plan	—	—	—	76	(14,000)	82	158
Cash dividend ($.17 per share)	—	—	—	(1,460)	—	—	(1,460)

Balance at July 1, 2006	9,646,972	$96	$54,672	$53,412	1,084,151	$(7,192)	$100,988

See accompanying notes to consolidated financial statements.

Delta Apparel, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Amounts in thousands)

	Year Ended
	July 1, 2006	July 2, 2005	July 3, 2004
Operating activities:
Net income	$14,844	$11,243	$9,730
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,329	4,289	4,561
Amortization	421	—	—
(Benefit from) provision for deferred income taxes	(506)	1,685	(1,224)
(Benefit from) provision for allowances on accounts receivable, net	(711)	728	(1,104)
Noncash stock compensation	2,959	1,864	1,835
(Gain) loss on sale of property and equipment	(73)	(4,036)	192
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	480	1,271	(2,258)
Inventories	(807)	6,862	(6,850)
Prepaid expenses and other current assets	(549)	(352)	291
Other noncurrent assets	360	1,741	1,992
Accounts payable	3,581	3,832	2,153
Accrued expenses	(1,262)	1,175	1,724
Income taxes	506	(2,826)	2,722
Other liabilities	(3,389)	(8,129)	(447)

Net cash provided by operating activities	20,183	19,347	13,317

Investing activities:
Purchases of property, plant and equipment	(5,381)	(10,968)	(2,209)
Proceeds from sale of property, plant and equipment	182	10,294	4
Cash paid for business, net of cash received	(28,237)	—	(51,520)
Cash invested in joint venture	(2,248)	—	—
Proceeds from sale of joint venture	50	—	—

Net cash used in investing activities	(35,634)	(674)	(53,725)

Financing activities:
(Repayment of) proceeds from Soffe revolving credit facility, net	(11,781)	(5,428)	18,374
Proceeds from long-term debt	156,372	41,302	44,164
Repayment of long-term debt	(126,242)	(53,629)	(21,183)
Dividends paid	(1,460)	(1,214)	(1,021)
Stock exchange listing fees	—	—	(22)
Treasury stock acquired	(1,252)	(261)	(148)
Proceeds from exercise of stock options	158	522	374

Net cash provided by (used in) financing activities	15,795	(18,708)	40,538

Increase (decrease) in cash	344	(35)	130

Cash at beginning of year	298	333	203

Cash at end of year	$642	$298	$333

Supplemental cash flow information:
Cash paid during the year for interest	$3,475	$2,811	$2,133

Cash paid during the year for income taxes	$8,350	$8,192	$3,177

Noncash financing activity—issuance of common stock	$1,428	$682	$610

See accompanying notes to consolidated financial statements.

Delta Apparel, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands, unless otherwise noted and excluding share and per share amounts)
NOTE 1—THE COMPANY
We are a marketer, manufacturer and distributor of high quality branded and private label Activewear Apparel. We specialize in selling a variety of casual and athletic Activewear tops and bottoms, embellished and unembellished T-shirts, and fleece products for the ever-changing apparel market. We focus on our broad distribution of apparel products to specialty and boutique stores, high-end and mid-tier retail stores, sporting goods stores, screen printers, and private label accounts. In addition, certain products are sold in college bookstores and to the U.S. Military. We design and manufacture the majority of our products ourselves, allowing us to provide our customers consistent, high quality products. Our manufacturing operations are located in the Southeastern United States, Honduras, and Mexico. In addition, we use foreign and domestic contractors as additional sources of production.
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
(b) Fiscal Year: We operate on a 52-53 week fiscal year ending on the Saturday closest to June 30. The 2006 and 2005 fiscal years were 52-week years and ended on July 1, 2006 and July 2, 2005, respectively. The 2004 fiscal year was a 53-week year and ended on July 3, 2004.
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
(f) Accounts Receivable: Accounts receivable consists primarily of receivables from our customers and we generally do not require collateral. We actively monitor our exposure to credit risk through the use of credit approvals and credit limits. We assign a portion of our trade accounts receivable at Junkfood Clothing Company under a factor agreement. The assignment of these receivables is without recourse, provided that the customer orders are approved by the factor prior to shipment of the goods, up to a maximum for each individual account. The agreement does not include provisions for advances from the factor against the assigned receivables. The factor funds upon collection, or, exclusive of disputed claims, upon 90 days after the due date. We provide allowances for merchandise returns, claims and markdowns, and bad debts based on historical credits issued as a percentage of sales and periodic evaluations of the aging of accounts receivable.
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
(h) Property, Plant and Equipment: Property, plant and equipment are stated at cost. We depreciate and amortize our assets on a straight-line method over the estimated useful lives of the assets, which range from three to twenty years. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the improvements. Assets that we acquire under non-cancelable leases that meet the criteria of capital leases are capitalized in property, plant and equipment and amortized over the useful life of the related assets. When we retire or dispose of assets, the costs and accumulated depreciation or amortization are removed from the respective accounts and we recognize any related gain or loss. Repairs and maintenance are charged to expense when incurred. Major replacements that substantially extend the useful life of an asset are capitalized and depreciated.
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
(j) Goodwill and Intangibles: Certain intangibles and goodwill were recorded upon the acquisition of Junkfood Clothing Company, as further described in Note 3—Acquisitions. Intangible assets associated with the Junkfood business, including the trade name and trademarks, customer relationships, non-compete agreements and goodwill were recorded at the acquisition date.
Intangible assets are amortized based on their estimated useful lives, ranging from five to twenty years, as detailed in Note 3—Acquisitions.
Goodwill represents the excess of purchase price over fair value of net identified tangible and intangible assets and liabilities acquired. We do not amortize goodwill, but instead test goodwill for impairment on at least an annual basis. Goodwill and intangibles totaled $22,888 at July 1, 2006. The total amount of goodwill is expected to be deductible for tax purposes.
(k) Impairment of Goodwill: We evaluate the carrying value of goodwill annually as of December 31 and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Such circumstances could include, but are not limited to, a significant adverse change in business climate or unanticipated competition. When evaluating whether the goodwill is impaired, we compare the fair value of the reporting unit to which the goodwill is assigned to its carrying amount. If the carrying amount of the reporting unit exceeds its fair value, then the amount of the impairment loss must be measured. The impairment loss would be calculated by comparing the implied fair value of reporting unit goodwill to its carrying amount. In calculating the implied fair value of goodwill, the fair value of the reporting unit is allocated to all of the other assets and liabilities, including intangible assets, of that unit based on their fair values. The excess of the fair value of a reporting unit over the amount assigned to its other assets and liabilities is the implied fair value of goodwill. We completed our annual test of goodwill as of December 31, 2005 and we did not identify any impairment as a result of the review.
(l) Internally Developed Software Costs. We account for internally developed software in accordance with SOP98-1, Accounting for Computer Software Developed for or obtained for Internal Use. After technical feasibility has been established, we capitalize the cost of our software development process, including payroll and payroll benefits, by tracking the software development hours invested in the software projects. We amortize our software development costs in accordance with the estimated economic life of the software, which is generally three to five years.
(m) Income Taxes: We account for income taxes under the liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

(n) Costs of Goods Sold: We include in cost of goods sold all manufacturing and sourcing costs incurred prior to the receipt of finished goods at our distribution facilities. The costs of goods sold principally include product cost, purchasing costs, inbound freight charges, insurance, and inventory write-downs. Our gross margins may not be comparable to other companies, since some entities include costs related to their distribution network in cost of goods sold and we exclude a portion of them from gross margin, including them in selling, general and administrative expenses.
(o) Selling, General and Administrative Expense: We include in selling, general and administrative expenses, costs incurred subsequent to the receipt of finished goods at our distribution facilities, such as the cost of stocking, warehousing, picking and packing, and shipping goods for delivery to our customers. Distribution costs included in selling, general and administrative expenses totaled $13,847, $9,073 and $7,426 in fiscal years 2006, 2005 and 2004, respectively. The Retail-Ready Apparel segment was included in our results beginning on October 3, 2004. In addition, selling, general and administrative expenses include costs related to sales associates, administrative personnel cost, advertising and marketing expenses, royalty payments on licensed products and general and administrative expenses.
(p) Advertising Costs: All costs associated with advertising and promoting our products are expensed during the year in which they are incurred and are included in selling, general and administrative expenses in the consolidated statements of income. We participate in cooperative advertising programs with our customers. Depending on the customer, our defined cooperative programs allow the customer to use from 1% to 4% of its net purchases from us towards advertisements of our products. As our products are being specifically advertised, we are receiving an identifiable benefit resulting from the consideration for cooperative advertising. Therefore, pursuant to Emerging Issues Task Force 01-9, we record our cooperative advertising costs as a selling expense based on the net sales sold under the cooperative program and the related cooperative advertising reserve balances are recorded as accrued liabilities. Advertising costs totaled $4,357, $3,860, and $2,961 in fiscal years 2006, 2005 and 2004, respectively. Included in these costs were $1,437, $1,303 and $1,040 in fiscal years 2006, 2005 and 2004, respectively, related to our cooperative advertising programs.
(q) Foreign Currency Translation: Our functional currency for our owned foreign manufacturing facilities is the United States dollar. We remeasure those assets and liabilities denominated in foreign currencies using exchange rates in effect on the balance sheet date. Fixed assets and the related depreciation or amortization charges are recorded at the exchange rates in effect on the date we acquired the assets. Revenues and expenses denominated in foreign currencies are remeasured using average exchange rates for all periods presented. We recognize the resulting foreign exchange gains and losses as a component of other income and expense in the consolidated statements of income. These gains and losses are immaterial for all periods presented.
(r) Earnings Per Share: We compute basic earnings per share by dividing net income by the weighted average number of common shares outstanding during the year. The computation of diluted earnings per share includes the dilutive effect of stock options and non-vested stock awards. The weighted-average shares do not include securities that would be anti-dilutive for each of the periods presented.
(s) Yarn and Cotton Procurements: On January 5, 2005, in conjunction with the sale of our yarn spinning facility in Edgefield, South Carolina, we entered into a five-year agreement with Parkdale America LLC to supply our yarn requirements. During this five-year period, we will purchase from Parkdale all yarn required by Delta Apparel and our wholly owned subsidiaries, for use in our manufacturing operations (excluding yarns that Parkdale did not manufacture as of the date of the agreement in the ordinary course of its business or due to temporary Parkdale capacity restraints). The purchase price of yarn is based upon the cost of cotton plus a fixed conversion cost. Thus, we are subject to the commodity risk of cotton prices and cotton price movements which could result in unfavorable yarn pricing for us. We fix the cotton prices as a component of the purchase price of yarn with Parkdale, pursuant to the supply agreement, in advance of the shipment of finished yarn from Parkdale. Prices are set according to prevailing prices, as reported by the New York Cotton Exchange, at the time we elect to fix specific cotton prices.
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
(t) Stock Option and Incentive Award Plans:
As of July 3, 2005, we adopted the fair-value recognition provisions FASB Statement No. 123 (revised 2004), Share-Based Payment (“Statement 123(R)”) and the Securities and Exchange Commission Staff Accounting Bulletin No. 107 (“SAB

107”) using the modified-prospective transition method; therefore, prior periods have not been restated. Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.
Prior to July 2, 2005, we accounted for stock plans under Statement 123. As permitted under this standard, compensation cost was recognized using the intrinsic value method described in APB 25 and related Interpretations. Pro forma information regarding net income and earnings per share was required by Statement 123 to be determined as if we had accounted for our employee stock options under the fair value method of that Statement. For purposes of pro forma disclosures, the estimated fair value of the options under the Option Plan and the Award Plan were amortized to expense over the options’ vesting period. Our pro forma information follows (in thousands, except per share amounts):

	Year Ended
	July 2,	July 3,
	2005	2004
Net income, as reported	$11,243	$9,730

Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	705	702

Deduct: Total stock-based employee compensation expense determined under fair value based method for all options and awards, net of related tax effects	(1,146)	(825)

Pro forma net income	$10,802	$9,607

Earnings per share:
Basic—as reported	$1.35	$1.19
Basic—pro forma	$1.29	$1.18

Diluted—as reported	$1.33	$1.16
Diluted—pro forma	$1.28	$1.15
(u) Comprehensive Income: Other than immaterial foreign currency translation adjustments, we did not have any items of Other Comprehensive Income in fiscal years 2006, 2005 or 2004.
(v) Fair Value of Financial Instruments: We use financial instruments in the normal course of our business. The carrying values approximate fair value for financial instruments that are short-term in nature, such as cash, accounts receivable, accounts payable and accrued expenses. We estimate that the carrying value of our long-term debt approximates fair value based on the current rates offered to us for debt of the same remaining maturities.
(w) Derivatives: From time to time, we enter into forward contracts, option agreements or other instruments to limit our exposure to fluctuations in raw material prices with respect to cotton purchases. We determine at inception whether the derivative instruments will be accounted for as hedges. No option agreements were purchased during fiscal year 2006 or 2005. All option agreements purchased during fiscal year 2004 were derivative instruments but were not accounted for as hedges. As such, on a quarterly basis we marked to market the option agreements. Adjustments to the fair market value were recorded as a component of other income and expense in the statements of income. There were no outstanding derivative instruments at July 1, 2006, July 2, 2005 or July 3, 2004.
(x) Reclassifications: We have made certain reclassifications to the presentation of prior year results in order to conform to the current period presentation. We have reclassified operating income to exclude Other Income and Expense.
(y) Recent Accounting Pronouncements: In November 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 151 (“SFAS 151”), Inventory Costs. SFAS 151 amends the guidance in Accounting Research Bulletin No. 43, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). SFAS 151 requires that those items be recognized as current period charges and that the allocation of fixed production overheads to the cost of converting work in process to finished goods be based on the normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We adopted Statement 151 effective July 3, 2005. After review of our cost allocation procedures, we determined that the adoption of this statement did not have a material impact on our financial statements.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Staff Position (“FSP”) Nos. 109-1, Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004 (“FSP 109-1”), and 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (“FSP 109-2”). The American Jobs Creation Act of 2004 (the “Jobs Creation Act”) was enacted on October 22, 2004. Under guidance in FSP 109-1, the qualified production activities deduction will be treated as a “special deduction” as described in FASB Statement No. 109. As such, the special deduction has no effect on deferred tax assets and liabilities existing at the enactment date of the Jobs Creation Act. We have determined that our production activities will qualify under the Jobs Creation Act and expect that this deduction could reduce our effective income tax rate for fiscal year 2006 by up to 1%. FSP 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Creation Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS 109. Based on our analysis and evaluation of the impact of the repatriation provisions, we did not repatriate any foreign earnings pursuant to the Jobs Creation Act.
On December 16, 2004, the FASB issued Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation (“Statement 123”). Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and amends FASB Statement No. 95, Statements of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. Statement 123(R) is effective for annual periods beginning after June 15, 2005. Accordingly, effective July 3, 2005, we adopted the fair-value recognition provisions of Statement 123(R). See Note 13, Stock Options and Incentive Stock Awards, for further information on the implementation of Statement 123(R).
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
In March 2005, the Securities and Exchange Commission released SEC Staff Accounting Bulletin (“SAB”) No. 107, Share-Based Payment. SAB No. 107 provides the SEC staff’s position regarding the implementation of Statement 123(R). SAB No. 107 contains interpretive guidance related to the interaction between Statement 123(R) and certain SEC rules and regulations, as well as provides the staff’s views regarding the valuation of share-based payment transactions. Effective July 3, 2005, we adopted the fair-value recognition provisions of Statement 123(R) and SAB No. 107 using the modified-prospective transition method; therefore, prior periods have not been restated. See Note 13, Stock Options and Incentive Stock Awards, for further information on the implementation of SAB No. 107.
In March 2005, the FASB issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (“Interpretation 47”), which is an interpretation of Statement No. 143, Accounting for Asset Retirement Obligations (“SFAS 143”). Interpretation 47 clarifies terminology within SFAS 143 and requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. Interpretation was effective for fiscal years ending after December 15, 2005. We evaluated our asset retirement obligations, determining we had no significant obligations with respect to conditional asset retirements. Accordingly, the adoption of Interpretation 47 did not have a material impact on our financial statements.
In May 2005, the FASB issued Statement No. 154, Accounting Changes and Error Corrections (“SFAS 154”). This Statement requires retrospective application for voluntary changes in accounting principle unless it is impracticable to do so. Statement 154’s retrospective application requirement replaces APB Opinion No. 20’s, Accounting Changes, requirement to recognize most voluntary changes in accounting principle by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Effective July 3, 2005, we early adopted the accounting changes and corrections of errors provisions contained in Statement 154. For the year ended July 1, 2006, we determined that we had no accounting changes or corrections of errors that would be impacted by this statement. Accordingly, the adoption of Statement 154 did not have a material impact on our financial statements.
In June 2006, the FASB issued FASB Interpretation 48, Accounting for Uncertainty in Income Taxes (“Interpretation 48”). Interpretation 48 provides clarifying guidance on the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS 109, Accounting for Income Taxes and prescribes recognition and measurement guidance in determining amounts to be recorded in the financial statements. This Interpretation applies to all income based tax items and is effective for fiscal years beginning after December 15, 2006. We expect to adopt Interpretation 48 on July 2,

2006. We are currently evaluating the effect that the adoption of Interpretation 48 will have on our financial position and results of operations but do not expect the adoption of this statement to have a material impact on our financial statements.
NOTE 3—ACQUISITIONS
Intensity Athletics, Inc.
On October 3, 2005, our wholly-owned subsidiary, M. J. Soffe Company, purchased substantially all of the assets of Intensity Athletics, Inc. and its business of designing, manufacturing, and marketing athletic apparel pursuant to an Asset Purchase Agreement among M. J. Soffe Company, Intensity Athletics, Inc. (“Intensity”), and the shareholder of Intensity, Tim Maloney Sales, Inc.
The aggregate consideration paid to Intensity for substantially all of the assets of Intensity was a cash payment of $0.8 million. Additional amounts are payable to Intensity in cash during each of fiscal years 2007, 2008, 2009 and 2010 if specified financial performance targets are met by the Intensity Athletics business during annual periods beginning on October 3, 2005 and ending on September 26, 2009 (the “Earnout Amounts”). The Earnout Amounts are capped at a maximum aggregate amount of $0.6 million. No goodwill was recorded related to this acquisition.
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
The acquisition of Junkfood was accounted for using the purchase method of accounting. The purchase price of the acquisition was allocated to the assets and related liabilities based on their fair values. At July 1, 2006, we accrued an Earnout Payment for fiscal year 2006 in the amount of $3 million. This Earnout Payment increased the total amount of goodwill recorded on the acquisition as it increases the consideration paid to the Seller. We have identified certain intangible assets associated with the Junkfood business, including the trade name and trademarks, customer relationships, non-compete agreements and goodwill. Components of intangible assets are as follows:

		Economic
		Life
Goodwill	$13,888	N/A

Intangibles:
Tradename/trademarks	1,530	20 yrs
Customer relationships	7,220	20 yrs
Non-compete agreements	250	5 yrs

Total intangibles	9,000

Total goodwill and intangibles	$22,888

The $13.9 million of goodwill was assigned to the Retail-Ready Apparel segment of our business. The total amount of goodwill is expected to be deductible for tax purposes.
The results of Junkfood’s operations have been included in the consolidated financial statements since the acquisition date.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of the acquisition:

Cash consideration paid	$24,353
Promissory note issued	2,500
Direct merger costs	582

Total purchase price	$27,435

Accounts receivable	$10,514
Inventories	2,982
Other current assets	125
Other assets	26
Property, plant and equipment	268
Goodwill and other intangible assets	19,932
Current liabilities	(6,412)

Fair value of net assets acquired	$27,435

The unaudited pro forma financial information presented below gives effect to the Junkfood acquisition as if it had occurred as of the beginning of fiscal year 2006 and fiscal year 2005. The information presented below is for illustrative purposes only and is not indicative of results that would have been achieved or results that may be achieved in the future.

	July 1,	July 2,
	2006	2005
Net sales	$281,474	$255,429
Net income	15,748	13,720
Net income per share
Basic	$1.83	$1.65
Diluted	$1.82	$1.62
NOTE 4—INVENTORIES
Inventories consist of the following:

	July 1,	July 2,
	2006	2005
Raw materials	$5,537	$4,496
Work in process	27,534	21,231
Finished goods	70,589	73,299

	$103,660	$99,026

Raw materials at July 2, 2005 included finished yarn and direct materials for both the Activewear Apparel and Retail-Ready Apparel segments. With the acquisition of Junkfood Clothing Company in August 2005, our raw materials for Junkfood consists of blank t-shirts. Therefore, raw materials at July 1, 2006 include finished yarn and direct materials for the Activewear segment and include finished yarn, direct materials and blank t-shirts for the Retail-Ready segment.

NOTE 5—PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consist of the following:

	Estimated	July 1,	July 2,
	Useful Life	2006	2005
Land and land improvements	N/A	$1,354	$1,354
Buildings	10-20 years	8,840	8,701
Machinery and equipment	5-15 years	36,905	35,912
Computers and software	3 years	6,011	5,138
Furniture and fixtures	7 years	3,346	2,540
Leasehold improvements	3-10 years	1,492	987
Automobiles	5 years	232	205
Construction in progress	N/A	1,850	899

		60,030	55,736
Less accumulated depreciation and amortization		(38,866)	(35,786)

		$21,164	$19,950

NOTE 6—GOODWILL AND INTANGIBLE ASSETS
Components of intangible assets are as follows:

	July 1,	Economic
	2006	Life
Goodwill	$13,888	N/A

Intangibles:
Tradename/trademarks	1,530	20 yrs
Customer relationships	7,220	20 yrs
Non-compete agreements	250	5 yrs

Total intangibles	9,000

Less accumulated amortization	(421)

	$8,579

Amortization expense for intangible assets was $421 for the year ended July 1, 2006. Amortization expense is estimated to be approximately $500 for each of the fiscal years 2007 through 2010, and approximately $400 in succeeding fiscal years.
We completed our annual test of goodwill as of December 31, 2005 in accordance with Statement of Financial Accounting Standards (“SFAS”) 142, Goodwill and Other Intangible Assets, and did not identify any impairment as a result of the test.
NOTE 7—ACCRUED EXPENSES
Accrued expenses consist of the following:

	July 1,	July 2,
	2006	2005
Accrued employee compensation and benefits	$8,829	$9,832
Taxes accrued and withheld	269	992
Accrued insurance	973	1,347
Accrued advertising	744	470
Accrued contingent earnout payments	6,409	1,533
Accrued royalties	764	—
Other	3,516	2,658

	$21,504	$16,832

NOTE 8—LONG-TERM DEBT
Long-term debt consists of the following:

	July 1,	July 2,
	2006	2005
Revolving credit facilities secured by receivables, inventory and property and equipment, interest at prime rate or LIBOR rate plus an applicable margin (6.502% at July 1, 2006) due August 2008	$48,150	$27,101

Soffe Seller note, interest at 8% payable monthly, principal amounts due in quarterly installments of $400; final payment made on August 23, 2005	—	5,200

Junkfood Seller note, interest at 9% with interest payable quarterly, principal amounts due in annual installments of $500, $750, and with final payment of $1,250 due August 2008	2,500	—

	50,650	32,301
Less current installments	3,683	15,065

Long-term debt, excluding current installments	$46,967	$17,236

On August 22, 2005, Delta Apparel, Junkfood, and M. J. Soffe Co. refinanced Delta Apparel’s $42.75 million credit facility and consolidated M. J. Soffe Co.’s $38.5 million credit facility with it pursuant to a Second Amended and Restated Loan and Security Agreement (the “Amended Loan Agreement”) with Wachovia Bank, National Association (the successor by merger to Congress Financial Corporation (Southern)), as Agent, and the financial institutions named in the Amended Loan Agreement as Lenders.
Pursuant to the Amended Loan Agreement, Delta Apparel, Junkfood, and M. J. Soffe Co. became co-borrowers under a single credit facility, the maturity of the loans under the credit facility was extended to August 2008, and the line of credit available to us was increased to $85 million (subject to borrowing base limitations based on the value and type of collateral provided), which represents an increase of $3.75 million in the aggregate amount that was available under the prior two credit facilities.
Within the credit facility, there is a Fixed Asset Loan Amortization Amount requiring monthly installment payments of $0.3 million, which reduces the amount of availability under the facility. The Fixed Asset Loan Amortization Amount under the Second Amended and Restated Loan and Security Agreement was $16.8 million initially. At July 1, 2006, the Fixed Asset Loan Amortization Amount was $14.2 million.
The credit facility is secured by a first-priority lien on substantially all of the real and personal property of Delta Apparel, Junkfood, and M. J. Soffe Co. All loans under the credit agreement bear interest at rates based on an adjusted LIBOR rate plus an applicable margin or the bank’s prime rate plus an applicable margin. Under the credit facility, after subtracting the Fixed Asset Loan Amortization Amounts, we were able to borrow up to $70.8 million subject to borrowing base limitations based on the accounts receivable and inventory levels. Annual facility fees were .25% of the amount by which $70.8 million exceeds the average daily principal balance of the outstanding loans and letter of credit accommodations during the immediately preceding month. At July 1, 2006 we had the ability to borrow an additional $32.4 million under the credit facility.
The credit facility contains limitations on, or prohibitions of, cash dividends, stock purchases, related party transactions, mergers, acquisitions, sales of assets, indebtedness and investments. We were allowed to make purchases of our own stock up to an aggregate of $23.0 million provided that no event of default existed or would result from that action and after the purchase at least $3.0 million remains available to borrow under the facility.
The credit facility contains a subjective acceleration clause and a “springing” lockbox arrangement (as defined in EITF 95-22), whereby remittances from customers will be forwarded to our general bank account and will not reduce the outstanding debt until and unless a specified event or an event of default occurs. Pursuant to EITF 95-22, we will classify borrowings under the new facility as noncurrent debt.

In addition to the credit facility with Wachovia Bank, National Association, we have a seller note payable to the former Junkfood shareholders pursuant to the Asset Purchase Agreement dated as of August 22, 2005. The $2.5 million seller note bears interest at 9%, is payable quarterly, and requires annual principal payments of $500, $750, and $1,250 for each of the periods ending August 22, 2006, 2007, and 2008, respectively. At July 1, 2006, we had $2.5 million outstanding under the note.
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
The aggregate maturities of debt are as follows:

Fiscal Year
2007	$500
2008	48,900
2009	1,250

$50,650

NOTE 9—SALE OF YARN MANUFACTURING PLANT
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
The sale of the Edgefield Plant resulted in a pre-tax financial gain of $3.6 million in the fiscal year ended July 2, 2005.
NOTE 10—INCOME TAXES
The provision for income taxes consisted of:

	Year ended
	July 1,	July 2,	July 3,
	2006	2005	2004
Current:
Federal	$7,471	$3,458	$5,049
State	1,308	681	658
Foreign	77	56	191

Total current	8,856	4,195	5,898

Deferred:
Federal	(433)	1,270	(1,221)
State	(73)	415	(3)

Total deferred	(506)	1,685	(1,224)

Provision for income taxes	$8,350	$5,880	$4,674

A reconciliation between actual income tax expense and the income tax expense computed using the Federal statutory income tax rate of 35% is as follows:

	Year ended
	July 1,	July 2,	July 3,
	2006	2005	2004
Income tax expense at the statutory rate	$8,118	$5,993	$5,041
State income tax expense net of federal income tax effect	803	712	426
Nondeductible items in foreign jurisdictions	8	6	139
Reversal of liability associated with tax sharing agreement	—	—	(940)
Permanent reinvestment of foreign earnings	(297)	(909)	—
Section 199 deduction under the American Jobs Creation Act of 2004	(237)	—	—
Valuation allowance adjustments	—	88	—
Nondeductible amortization and other permanent differences	42	43	79
Other	(87)	(53)	(71)

Income tax expense	$8,350	$5,880	$4,674

Significant components of our deferred tax assets and liabilities are as follows:

	July 1,	July 2,
	2006	2005
Deferred tax assets:
State net operating loss carryforward	$445	$475
Earnout provision	1,329	1,898
Currently nondeductible accruals	2,036	1,030

Gross deferred tax assets	3,810	3,403

Less valuation allowance	(146)	(146)

Net deferred tax assets	3,664	3,257

Deferred tax liabilities:
Depreciation	(1,274)	(1,574)
Goodwill and intangibles	(451)	—
Other	(352)	(602)

Gross deferred tax liabilities	(2,077)	(2,176)

Net deferred tax asset	$1,587	$1,081

As of July 1, 2006, we had operating loss carryforwards of approximately $7.5 million for state purposes. These carryforwards expire at various intervals through 2020. Our deferred tax asset related to state net operating loss carryforwards is reduced by a valuation allowance to result in deferred tax assets we consider more likely than not to be realized. There was no change in the total valuation allowance for the year ended July 1, 2006. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.
During the year ended July 2, 2005, we decided to indefinitely reinvest our foreign earnings in Honduras. Therefore, we reversed the $0.7 million tax liability associated with the foreign earnings, as no provision for the U. S. federal and state tax ramifications of repatriating the earnings is necessary.
NOTE 11—LEASES
We have several non-cancelable operating leases primarily related to buildings, office equipment, machinery and equipment, and computer systems. Certain land and building leases have renewal options generally for periods ranging from 5 to 10 years.

Future minimum lease payments under non-cancelable operating leases as of July 1, 2006 were as follows:

Fiscal Year
2007	$4,200
2008	4,066
2009	3,661
2010	3,337
2011	2,429
Thereafter	5,584

$23,277

Rent expense for all operating leases was approximately $5,035, $3,340 and $2,955 for fiscal years 2006, 2005, and 2004, respectively.
NOTE 12—EMPLOYEE BENEFIT PLANS
We sponsor and maintain a 401(k) retirement savings plan (the “401(k) Plan”) for our employees who meet certain service and age requirements. The 401(k) Plan permits participants to make pre-tax contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code. The 401(k) Plan provides for us to make a guaranteed match of the employee’s contributions. We contributed approximately $651, $450 and $323 to the 401(k) Plan during fiscal years 2006, 2005 and 2004, respectively.
During fiscal year 2005, our Board of Directors terminated our nonqualified deferred compensation plans pursuant to the exit strategy guidelines of the American Jobs Creation Act of 2004. Deferred compensation plans had been maintained to permit certain management employees to defer a portion of their compensation. Under the deferred compensation plan available to the Delta employees, deferred compensation accounts were credited with interest at a fixed interest rate. Under the deferred compensation plan available for the Soffe employees, deemed investment earnings based upon the stock market were added to each participant’s account. We expensed approximately $450, and $383 related to the deferred compensation plans during fiscal years 2005, and 2004, respectively. We terminated both deferred compensation plans in June 2005 for a total cash disbursement of $6.2 million, which was partially offset by $2.0 million received from the termination of life insurance policies that had been maintained in conjunction with the deferred compensation plans.
We provide postretirement life insurance benefits for certain retired employees. The plan is noncontributory and is unfunded. Benefits and expenses are paid from our general assets as they are incurred. All of the employees in the plan are fully vested and the plan was closed to new employees in 1990. The discount rate used in determining the liability was 5.15%, 5.15% and 7.25% for fiscal years 2006, 2005 and 2004 respectively. The following table presents the benefit obligation for these benefits, which is included in Accrued Expenses in the accompanying balance sheet.

	July 1,	July 2,	July 3,
	2006	2005	2004
Change in benefit obligations:
Balance at beginning of year	$962	$939	$956
Interest cost	82	80	74
Benefits paid	(91)	(77)	(97)
Actuarial adjustment	(14)	20	6

Balance at end of year	$939	$962	$939

NOTE 13—STOCK OPTIONS AND INCENTIVE STOCK AWARDS
Effective in June 2000, we established the Delta Apparel Stock Option Plan (the “Option Plan”) and the Delta Apparel Incentive Stock Award Plan (the “Award Plan”). Effective July 3, 2005, we adopted the fair-value recognition provisions of Statement 123(R) and the Securities and Exchange Commission Staff Accounting Bulletin No. 107 (“SAB 107”) using the modified-prospective transition method; therefore, prior periods have not been restated. Compensation cost recognized during the year ended July 1, 2006 includes compensation cost for all share-based payments granted, but not yet vested as of July 3, 2005, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and compensation cost for all share-based payments granted subsequent to July 3, 2005, based on the grant date fair value estimated in accordance with the provisions of Statement 123(R).

Prior to July 2, 2005, we accounted for these plans under Statement 123. As permitted under this standard, compensation cost was recognized using the intrinsic value method described in APB 25 and related Interpretations. Effective July 3, 2005, we adopted the fair-value recognition provisions of Statement 123(R) and the Securities and Exchange Commission Staff Accounting Bulletin No. 107 (“SAB 107”) using the modified-prospective transition method; therefore, prior periods have not been restated. Compensation cost recognized for the year ended July 1, 2006 includes compensation cost for all share-based payments granted, but not yet vested as of July 3, 2005, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and compensation cost for all share-based payments granted subsequent to July 3, 2005, based on the grant date fair value estimated in accordance with the provisions of Statement 123(R).
Option Plan
Under the Option Plan, we authorized the grant of options for up to 2,000,000 shares of common stock. Options are granted by the compensation grants committee of our board of directors to officers and key and middle level executives for the purchase of our stock at prices not less than the fair market value of the shares on the dates of grant, with an exercise term (as determined by the Compensation Committee) not to exceed 10 years. The Compensation Committee determines the vesting period for our stock options. Generally, such stock options become exercisable over four years. Certain option awards provide for accelerated vesting upon meeting specific retirement, death or disability criteria. During the year ended July 1, 2006, we granted options for 734,000 shares of our common stock.
No stock-based compensation cost related to stock options was recognized in the statements of income for the years ended July 2, 2005 and July 3, 2004, as all options granted in these periods had an exercise price equal to the market price at the date of grant. As a result of adopting Statement 123(R), our operating income for the year ended July 1, 2006 is $0.8 million lower than if we had continued to account for stock-based compensation under APB No. 25. Compensation expense is allocated between our cost of sales and selling, general and administrative expense line items of our statements of income on a straight-line basis over the vesting periods.
The fair values of the options granted during the first quarter of fiscal years 2006 and 2005 were estimated on the dates of their grants using the Black-Scholes option-pricing model on the basis of the following assumptions:

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
A summary of our stock option activity under the Option Plan and related information is as follows:

	Fiscal Year Ended
	July 1, 2006
		Weighted
		Average
		Exercise
	Shares	Price
Outstanding at July 2, 2005	158,500	$11.28
Granted	734,000	$13.35
Exercised	(14,000)	$11.28
Forfeited	(60,000)	$13.35
Expired	—	—

Outstanding at July 1, 2006	818,500	$12.98

Exercisable at July 1, 2006	144,500

The weighted-average grant-date fair value of options granted during the year ended July 1, 2006 and July 2, 2005 was $5.182 and $4.234, respectively. During the year ended July 1, 2006, proceeds received on the exercise of options under the Option Plan were $0.2 million. During the year ended July 2, 2005, proceeds received on the exercise of options under the Option Plan were $0.5 million. Shares are issued from treasury stock upon exercise of the options. Prior to the adoption of Statement 123(R), we presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the statements of cash flows. Statement 123(R) requires that cash flows from tax benefits attributable to tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) be classified as financing cash flows. We did not have any significant excess tax benefits for the fiscal year ended July 1, 2006.
The table below presents the pro forma effect on net income and earnings per share if we had applied the fair value recognition provision to options granted under our stock option plan for year ended July 2, 2005. For purposes of this pro forma disclosure, the value of the options is estimated using the Black-Scholes option-pricing model and amortized to expense over the options’ vesting periods. For the year ended July 2, 2005, expenses net of tax totaling $1.9 million related to our Award Plan, described below, were included in our net income and earnings per share, as reported.

July 2,
2005
Net income, as reported	$11,243

Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	705

Deduct: Total stock-based employee compensation expense determined under fair value based method for all options and awards, net of related tax effects	(1,146)

Pro forma net income	$10,802

Earnings per share:
Basic—as reported	$1.35
Basic—pro forma	$1.29

Diluted—as reported	$1.33
Diluted—pro forma	$1.28
A summary of the status of our nonvested shares as of July 1, 2006, and changes during the fiscal year ended July 1, 2006, is presented below:

		Weighted-
		Average
		Grant-Date
	Shares	Fair Value
Nonvested at July 2, 2005	158,500	$4.23
Granted	734,000	$5.18
Vested	(158,500)	$4.23
Forfeited	(60,000)	$5.18
Expired	—	—

Nonvested at July 1, 2006	674,000	$5.18

As of July 1, 2006, there was $2.4 million of total unrecognized compensation cost related to non-vested stock options under the Option Plan. This cost is expected to be recognized over a period of 3 years.
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
During fiscal year 2006, we have recorded expense associated with our Option Plan pursuant to Statement 123(R). Prior to March 2006 our Option Plan qualified as an ISO, and therefore the related expense was not tax deductible and resulted in a permanent tax difference, thus increasing our effective income tax rate. During the third quarter of fiscal year 2006 we amended all of our outstanding unvested options to convert them from ISO options to nonqualified options. Upon the future exercise of these options we will be able record a tax benefit equal to the lesser of the actual benefit of the tax deduction or the cumulative compensation cost previously recognized in earnings. Any excess benefit will be recognized as an increase to additional paid-in capital.
Award Plan
Under the Award Plan, the compensation grants committee of our board of directors has the discretion to grant awards for up to an aggregate maximum of 800,000 shares of common stock. The Award Plan authorizes the compensation grants committee to grant to our officers and key and middle level executives rights to acquire shares at a cash purchase price of $0.01 per share. The Award Plan contains certain provisions that require it to be accounted for as a liability under Statement 123(R) and previously required it to be accounted for as a variable plan under APB 25. In fiscal year 2003, a three-year performance award was granted. These awards vested when we filed our Annual Report on Form 10-K for fiscal year 2005 based on the achievement of performance criteria for the three-year period ended July 2, 2005. In fiscal year 2006 awards for 125,000 shares of our common stock were granted. These awards will vest upon the filing of our Annual Report on Form 10-K for fiscal year 2007 based on the achievement of performance criteria for the two-year period ended June 30, 2007. Awards provide for accelerated vesting upon meeting specific retirement, death or disability criteria. Compensation expense recorded under the Award Plan was $2,154, $1,864 and $1,835 in fiscal years 2006, 2005 and 2004, respectively. Compensation expense is allocated between our cost of sales and selling, general and administrative expense line items of our statements of income on a straight-line basis over the vesting periods.
A summary of the status of our nonvested awards as of July 1, 2006, and changes during the year ended July 1, 2006, is presented below:

		Weighted
		Average
		Exercise
	Shares	Price
Nonvested at July 2, 2005	94,402	$0.01
Granted	125,000	$0.01
Vested	(94,402)	$0.01
Forfeited	(12,000)	$0.01
Expired	—	—

Nonvested at July 1, 2006	113,000	$0.01

As of July 1, 2006, there was $2.2 million of total unrecognized compensation cost related to non-vested awards under the Award Plan. This cost is expected to be recognized over a period of 1.1 years.
NOTE 14—BUSINESS SEGMENTS
We operate our business in two distinct segments: Activewear Apparel and Retail-Ready Apparel. Although the two segments are similar in their production processes and regulatory environment, they are distinct in their economic characteristics, products and distribution methods.
The Activewear Apparel segment comprises our business units primarily focused on garment styles that are characterized by low fashion risk. We market, distribute and manufacture unembellished knit apparel under the brands of “Delta Pro Weight®”, “Delta Magnum Weight™” and “Quail Hollow™.” The products are primarily sold to screen printing companies. In addition, we manufacture products under private labels for retailers, corporate industry programs and sports licensed apparel marketers. The unembellished and embellished private label apparel products that Fun-Tees manufactures will be included in the Activewear Apparel segment upon our anticipated acquisition on or around October 2, 2006.
The Retail-Ready Apparel segment comprises our business units primarily focused on more specialized apparel garments to meet consumer preferences and fashion trends. These embellished and unembellished products are sold through specialty and boutique stores, high-end and mid-tier retail stores and sporting goods stores. In addition to these retail channels, we also supply college bookstores and produce products for the U.S. Military. Junkfood Clothing Company is included in the Retail-Ready Apparel segment as of August 22, 2005. Our products in this segment are marketed under the “Soffe®” label, and as of October 3, 2005, includes the “Intensity Athletics®” label and, as of August 22, 2005, the “Junkfood®” and “Sweet and Sour®” labels.

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

			Corporate
	Activewear	Retail-Ready	and
	Apparel	Apparel	Unallocated	Consolidated
Fiscal Year 2006:
Net sales	$136,666	$133,442	$—	$270,108
Segment operating income	7,556	19,111	346	27,013
Segment assets	99,786	103,337	—	203,123
Purchases of property, plant and equipment	3,711	1,670	—	5,381

Fiscal Year 2005:
Net sales	$143,434	$84,631	$—	$228,065
Segment operating income	10,013	10,421	(289)	20,145
Segment assets	91,382	68,132	—	159,514
Purchases of property, plant and equipment	10,308	660	—	10,968

Fiscal Year 2004:
Net sales	$137,419	$70,694	$—	$208,113
Segment operating income	7,638	9,631	(243)	17,026
Segment assets	95,691	73,688	—	169,379
Purchases of property, plant and equipment	1,968	241	—	2,209
The following reconciles the Segment Operating Income to the consolidated income before income taxes.

	Year Ended
	July 1,	July 2,	July 3,
	2006	2005	2004
Segment operating income	$27,013	$20,145	$17,026
Unallocated interest expense	3,819	3,022	2,622

Consolidated income before taxes	$23,194	$17,123	$14,404

NOTE 15—COMMITMENTS AND CONTINGENCIES
(a) Litigation
On May 17, 2006, adversary proceedings were filed in U.S. Bankruptcy Court for the Eastern District of North Carolina against both Delta Apparel, Inc. and M. J. Soffe Co. in which the bankruptcy trustee, on behalf of the debtor National Gas Distributors, LLC, alleges that Delta and Soffe each received avoidable “transfers” of property from the debtor. The amount of the claim is approximately $0.7 million plus interest against Delta, and approximately $0.2 million plus interest against Soffe. We contend that the claims of the trustee have no merit, and have filed counterclaims, totaling approximately $0.4 million, in the adversary proceedings.
In addition, at times we are a party to various legal claims, actions and complaints. We believe that, as a result of legal defenses, insurance arrangements, and indemnification provisions with parties believed to be financially capable, any such actions should not have a material effect on our operations, financial condition, or liquidity.

(b) Purchase Contracts
We have entered into agreements, and have fixed prices, to purchase natural gas, yarn, finished fabric and finished apparel products for use in our manufacturing operations. At July 1, 2006, minimum payments under these contracts were as follows:

Natural gas	614
Yarn	24,800
Finished fabric	298
Finished apparel products	2,573

$28,285

(c) Letters of Credit
As of July 1, 2006, we had outstanding standby letters of credit totaling $575 and outstanding commercial letters of credit totaling $346.
NOTE 16—RELATED PARTY TRANSACTIONS
On October 3, 2004, we entered into a lease agreement by and between M. J. Soffe Co. and Middle Road Properties, LLC to lease the distribution center that was used by M. J. Soffe Co. prior to its acquisition by us. The previous shareholders of M. J. Soffe Co. own Middle Road Properties, LLC. The lease commenced on October 3, 2003 and expires on October 2, 2008, with an option to extend the lease for an additional five years. The annual base rent on the building is $565 per year.
NOTE 17—QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
Presented below is a summary of our unaudited consolidated quarterly financial information for the years ended July 1, 2006 and July 2, 2005.

	2006 Quarter Ended				2005 Quarter Ended
	October 1	December 31	April 1	July 1	October 2	January 1	April 2*	July 2
Net sales	$60,573	$57,702	$69,365	$82,468	$54,300	$49,195	$58,272	$66,297
Gross profit	18,694	18,269	19,216	23,707	11,577	10,816	14,744	16,773
Operating income	5,994	4,501	5,263	10,598	3,131	2,722	4,352	5,823
Net income	3,377	2,376	2,744	6,347	1,444	1,154	5,445	3,200
Basic EPS	$0.40	$0.28	$0.32	$0.74	$0.17	$0.14	$0.65	$0.38
Diluted EPS	$0.39	$0.27	$0.31	$0.73	$0.17	$0.13	$0.64	$0.37

*	On January 5, 2005, we completed the sale of our yarn manufacturing plant in Edgefield, South Carolina to Parkdale America, LLC for $10 million in cash. The sale of the Edgefield Plant resulted in a pre-tax financial gain of $3.6 million, or estimated after-tax gain of $0.26 per diluted share and was recorded in the quarter ended April 2, 2005.
NOTE 18—STOCK SPLIT
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
NOTE 19—SUBSEQUENT EVENTS
On August 17, 2006, we signed an asset purchase agreement to acquire substantially all of the net assets of privately held Fun-Tees, Inc. (“Fun-Tees”). The acquisition is expected to close on or around October 2, 2006, subject to the satisfaction of various closing conditions. The purchase price for the transaction is $20 million in cash, subject to certain post-closing adjustments, including an adjustment based on the actual working capital purchased. We expect to finance the purchase through an amendment to our asset-based secured revolving credit facility. The agreement can be terminated under various circumstances, including, among others, by us if we are unable to obtain satisfactory financing and by either party if the transaction fails to close by October 31, 2006.
Fun-Tees, Inc. is in the business of designing, manufacturing, marketing, and selling private labeled custom knit t-shirts primarily to major branded sportswear companies. We believe that the strength of Fun-Tees is its flexibility to custom-manufacture products in a variety of garment styles, fabrics and colors. Fun-Tees was founded in 1972 and is headquartered in Concord, North Carolina. We expect to integrate the Fun-Tees textile operations into our Maiden, North Carolina facility during fiscal year 2007 and to maintain the Fun-Tees off-shore cutting, sewing and decorating facilities located in El Salvador and Campeche, Mexico.
We have also begun our offshore textile manufacturing initiative in which we plan to open Ceiba Textiles, a state-of-the-art facility located in the Green Valley Industrial Park in San Pedro Sula, Honduras. The facility will knit, dye, finish, cut and sew fabrics into apparel, primarily for the Activewear segment of our business. We expect the facility will be completed during fiscal year 2007 and production will begin during the first quarter of fiscal year 2008. Production levels are expected to build to 500,000 pounds per week during fiscal year 2008 and increase to one million pounds per week in fiscal year 2009. We expect the total capital investment in Ceiba Textiles will be approximately $25 million, which includes the cost of constructing the building, which we will be leasing from the Green Valley Industrial Park. In addition to transferring some of our existing equipment from the United States to Honduras, we expect to invest approximately $15 million over the next three years in new equipment for the facility. The new capital is expected to be financed through a local Honduran bank.

SCHEDULE II — CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
DELTA APPAREL, INC. AND SUBSIDIARIES
(In thousands)
ALLOWANCE FOR DOUBTFUL ACCOUNTS

	Beginning	Purchase			Ending
	Balance	Accounting *	Expense	Write-Offs	Balance
2006	$1,290	$—	$(123)	$(116)	$1,051
2005	529	—	793	(32)	1,290
2004	1,307	378	(153)	(1,003)	529
RETURNS AND ALLOWANCES

	Beginning	Purchase			Ending
	Balance	Accounting *	Expense	Credits Issued	Balance

2006	$604	$987	$6,961	$(7,434)	$1,118
2005	637	—	6,419	(6,452)	604
2004	216	369	3,942	(3,890)	637
TOTAL

	Beginning	Purchase		Write-Offs/	Ending
	Balance	Accounting *	Expense	Credits Issued	Balance
2006	$1,894	$987	$6,838	$(7,550)	$2,169
2005	1,166	—	7,212	(6,484)	1,894
2004	1,523	747	3,789	(4,893)	1,166
MARKET AND OBSOLESCENCE RESERVE

	Beginning	Purchase			Ending
	Balance	Accounting *	Expense **	Deductions **	Balance
2006	$2,371	$220	$(977)	$—	$1,614
2005	2,820	—	(449)	—	2,371
2004	648	2,762	(590)	—	2,820

*	Represents the allowance provided for as a result of the acquisition of M. J. Soffe Co. on October 3, 2003 and the acquisition of Junkfood Clothing Company on August 22, 2005.

**	Net change in the market and obsolescence reserve is shown in the expense column.