Form 10-K/A
period 2006-07-01
DELTA APPAREL INC
filed 2006-09-15
CIK 1101396

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-K/A

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
EXPLANATORY NOTE
This amendment is being provided to delete and replace in its entirety Item 9B of the Company’s Annual Report on Form 10-K for the fiscal year ended July 1, 2006 (the “2006 Form 10-K”) and to provide Exhibit 3.2.5 to the 2006 Form 10-K. No other changes are made to the Company’s original 2006 Form 10-K.
ITEM 9B. OTHER INFORMATION
On August 17, 2006, the Board of Directors of the Company adopted an amendment to Section 2.5 of the Company’s bylaws. Prior to the amendment, the Company’s bylaws provided that the election of directors was determined by plurality vote. The amendment provides that the shareholders of the Company shall elect the directors of the Company by majority vote, unless the number of nominees for directors exceeds the number of directors to be elected, in which case the directors shall be elected by plurality vote.
The amendment is set forth as Exhibit 3.2.5 to this Annual Report on Form 10-K/A and is incorporated herein by reference.
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(b) Exhibits

3.2.5	Amendment to Bylaws of the Company adopted on August 17, 2006.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DELTA APPAREL, INC. (Registrant)
September 15 , 2006	By:	/s/ Deborah H. Merrill
Date		Deborah H. Merrill
Vice President, Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and as of the dates indicated.

/s/ David S. Fraser	9-15-06	/s/ Philip J. Mazzilli, Jr.	9-15-06

David S. Fraser	Date	Philip J. Mazzilli, Jr.	Date
Director		Director

/s/ William F. Garrett	9-15-06	/s/ Deborah H. Merrill	9-15-06

William F. Garrett	Date	Deborah H. Merrill	Date
Director		Vice President, Chief Financial Officer and Treasurer (principal financial officer and principal accounting officer)

/s/ Robert W. Humphreys	9-15-06	/s/ Buck A. Mickel	9-15-06

Robert W. Humphreys	Date	Buck A. Mickel	Date
President, Chief Executive Officer and Director		Director

/s/ Max Lennon	9-15-06	/s/ David Peterson	9-15-06

Max Lennon	Date	David Peterson	Date
Director		Director

/s/ E. Erwin Maddrey, II	9-15-06

E. Erwin Maddrey, II	Date
Director

3