Form 10-Q
period 2006-09-30
DELTA APPAREL INC
filed 2006-11-08
CIK 1101396

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
As of October 27, 2006, there were outstanding 8,538,795 shares of the registrant’s common stock, par value of $0.01, which is the only class of the outstanding common or voting stock of the registrant.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
DELTA APPAREL, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands, except shares and per share amounts)
(Unaudited)

	September 30,	July 1,
	2006	2006
Assets
Current assets:
Cash	$315	$642
Accounts receivable, net	36,232	47,525
Inventories, net	105,894	103,660
Prepaid expenses and other current assets	2,474	2,708
Deferred income taxes	2,792	2,710

Total current assets	147,707	157,245

Property, plant and equipment, net	21,136	21,164
Goodwill	14,223	13,888
Other intangibles, net	8,456	8,579
Other assets	2,248	2,247

Total assets	$193,770	$203,123

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$38,658	$49,366
Income taxes payable	1,222	986
Current portion of long-term debt	3,933	3,683

Total current liabilities	43,813	54,035
Long-term debt	46,433	46,967
Deferred income taxes	909	1,123
Other liabilities	9	10

Total liabilities	91,164	102,135

Stockholders’ equity:
Preferred stock—2,000,000 shares authorized; none issued and outstanding	—	—
Common stock—par value $.01 a share, 15,000,000 shares authorized, 9,646,972 shares issued, and 8,538,795 and 8,562,821 shares outstanding as of September 30, 2006 and July 1, 2006, respectively	96	96
Additional paid-in capital	54,886	54,672
Retained earnings	55,289	53,412
Treasury stock—1,108,177 and 1,084,151 shares as of September 30, 2006 and July 1, 2006, respectively	(7,665)	(7,192)

Total stockholders’ equity	102,606	100,988

Total liabilities and stockholders’ equity	$193,770	$203,123

See accompanying notes to condensed consolidated financial statements.

DELTA APPAREL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	September 30, 2006	October 1, 2005
Net sales	$62,680	$60,573
Cost of goods sold	45,344	41,879

Gross profit	17,336	18,694

Selling, general and administrative expenses	13,898	12,700

Operating income	3,438	5,994

Other income (expense)	51	(29)
Interest expense, net	947	685

Income before provision for income taxes and extraordinary gain	2,542	5,280

Provision for income taxes	967	1,903

Income before extraordinary gain	1,575	3,377

Extraordinary gain, net of income taxes	672	—

Net income	$2,247	$3,377

Basic earnings per share
Income before extraordinary gain	$0.18	$0.40
Extraordinary gain, net of income taxes	0.08	—

Net income	$0.26	$0.40

Diluted earnings per share
Income before extraordinary gain	$0.18	$0.39
Extraordinary gain, net of income taxes	0.08	—

Net income	$0.26	$0.39

Weighted average number of shares outstanding	8,546	8,532
Dilutive effect of stock options	144	27

Weighted average number of shares assuming dilution	8,690	8,559

Cash dividends declared per common share	$0.05	$0.04
See accompanying notes to condensed consolidated financial statements.

DELTA APPAREL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Three Months Ended
	September 30,	October 1,
	2006	2005
Operating activities:
Net income	$2,247	$3,377
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,189	1,094
Deferred income taxes	(717)	(551)
Gain on sale of property and equipment	(17)	(47)
Extraordinary gain on earnout payment	(672)	—
Noncash stock compensation	1,000	1,031
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed in connection with business acquisitions:
Accounts receivable	11,293	5,052
Inventories	(2,234)	(2,983)
Prepaid expenses and other current assets	234	152
Other noncurrent assets	(1)	(6)
Accounts payable and accrued expenses	(10,311)	1,813
Income taxes	236	1,379
Other liabilities	(1)	53

Net cash provided by operating activities	2,246	10,364

Investing activities:
Purchases of property, plant and equipment	(1,042)	(1,142)
Proceeds from sale of property, plant and equipment	20	82
Acquisition of business	(334)	(27,386)
Cash invested in joint venture	—	(1,037)

Net cash used in investing activities	(1,356)	(29,483)

Financing activities:
Repayment of Soffe revolving credit facility, net	—	(11,781)
Proceeds from long-term debt	48,306	32,120
Repayment of long-term debt	(48,590)	(814)
Cash paid for common stock	(506)	—
Dividends paid	(427)	(341)

Net cash (used in) provided by financing activities	(1,217)	19,184

Net (decrease) increase in cash	(327)	65

Cash at beginning of period	642	298

Cash at end of period	$315	$363

Supplemental cash flow information:
Cash paid during the period for interest	$811	$642

Cash paid during the period for income taxes	$1,247	$1,074

Noncash financing activity—common stock issued under option plan	$90	$1,428

See accompanying notes to condensed consolidated financial statements.

DELTA APPAREL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Amounts in thousands, unless otherwise noted and excluding share and per share amounts)
Note A—Basis of Presentation
We prepared the accompanying interim condensed consolidated financial statements in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. We believe these condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation. Operating results for the three months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending June 30, 2007. For more information regarding our results of operations and financial position refer to the consolidated financial statements and footnotes included in our Form 10-K for the year ended July 1, 2006, filed with the Securities and Exchange Commission.
“Delta Apparel,” the “Company,” and “we,” “us” and “our” are used interchangeably to refer to Delta Apparel, Inc. together with our wholly-owned subsidiaries, M. J. Soffe Co. (“M. J. Soffe”, or “Soffe”), Junkfood Clothing Company (“Junkfood”), and our other subsidiaries, as appropriate to the context.
Note B—Accounting Policies
Our accounting policies are consistent with those described in our Summary of Significant Accounting Policies in our Form 10-K for the year ended July 1, 2006 filed with the Securities and Exchange Commission.
Note C—New Accounting Standards
In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation 48, Accounting for Uncertainty in Income Taxes (“Interpretation 48”). Interpretation 48 provides clarifying guidance on the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS 109, Accounting for Income Taxes and prescribes recognition and measurement guidance in determining amounts to be recorded in the financial statements. This Interpretation applies to all income based tax items and is effective for fiscal years beginning after December 15, 2006. We expect to adopt Interpretation 48 on July 1, 2007, and are currently evaluating the effect that the adoption will have on our financial position and results of operations.
In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. We are currently evaluating the effect that the adoption of SFAS 157 will have on our financial position and results of operations but do not expect the adoption of this statement to have a material impact on our financial statements.
In September 2006, the Staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of determining whether the current year’s financial statements are materially misstated. SAB 108 is effective for the fiscal years ending after November 15, 2006. We adopted SAB 108 effective for the fiscal year ending June 30, 2007. After review of the effects of prior year misstatements, we determined that the adoption of this statement did not have a material impact on our financial statements.
In October 2006, the FASB issued Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement
Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R) (“SFAS 158”), which amends FASB Statement No. 87, Employers’ Accounting for Pensions, Statement No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, Statement No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, and Statement No. 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits. SFAS 158 applies to all plan sponsors who offer defined benefit postretirement benefit plans and requires the entity to recognize in its statement of financial position an asset for a defined benefit postretirement plan’s overfunded status or a liability for a plan’s underfunded status, to measure a defined benefit postretirement plan’s assets and obligations that determine its funded status as of the end of the employer’s fiscal year, and to recognize changes in the funded status of a defined benefit postretirement plan in comprehensive income in the year in which the changes occur. SFAS 158 is effective for fiscal years ending after December 15, 2006. We are currently evaluating the effect that the adoption of SFAS 158 will have on our financial position and results of operations but do not expect the adoption of this statement to have a material impact on our financial statements.
Note D—Inventories
Inventories consist of the following:

	September 30,	July 1,
	2006	2006
Raw materials	$6,699	$5,537
Work in process	27,344	27,534
Finished goods	71,851	70,589

	$105,894	$103,660

Note E—Goodwill and Intangible Assets
Components of intangible assets are as follows:

	September 30, 2006	Economic Life
Goodwill	$14,223	N/A

Intangibles:
Tradename/trademarks	1,530	20 yrs
Customer relationships	7,220	20 yrs
Non-compete agreements	250	5 yrs

Total intangibles	9,000

Total goodwill and intangibles	23,223

Less accumulated amortization	(544)

	$22,679

Amortization expense for intangible assets was $0.1 million for the first quarter of fiscal year 2007. We estimate amortization expense will be approximately $0.4 million for the remainder of fiscal year 2007 and $0.5 million for each of the fiscal years 2008 through 2010, and approximately $0.4 million in succeeding fiscal years.
In accordance with Statement of Financial Accounting Standards (“SFAS”) 142, Goodwill and Other Intangible Assets, we completed our most recent annual test of goodwill as of December 31, 2005. We did not identify any impairment as a result of the test.
Note F—Debt
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

The credit facility is secured by a first-priority lien on substantially all of the real and personal property of Delta Apparel, Junkfood, and M. J. Soffe Co. All loans under the credit agreement bear interest at rates based on an adjusted LIBOR plus an applicable margin or the bank’s prime rate plus an applicable margin. The facility requires installment payments of approximately $265,000 per month in connection with fixed asset amortizations, and these amounts reduce the amount of availability under the facility.
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
In addition to the credit facility with Wachovia Bank, National Association, we have a seller note payable to the former Junkfood shareholders pursuant to the Asset Purchase Agreement dated as of August 22, 2005. The seller note bears interest at 9% which is payable quarterly, and has a three-year term. During the quarter ended September 30, 2006, we made a principal payment of $0.5 million on the seller note. At September 30, 2006, we had $2.0 million outstanding under the seller note.
Note G—Selling, General and Administrative Expense
We include in selling, general and administrative expenses, costs incurred subsequent to the receipt of finished goods at our distribution facilities, such as the cost of stocking, warehousing, picking and packing, and shipping goods for delivery to our customers. In addition, selling, general and administrative expenses include costs related to sales associates, administrative personnel cost, advertising and marketing expenses and general and administrative expenses. For the first quarter of fiscal years 2007 and 2006, distribution costs included in selling, general and administrative expenses totaled $3.4 million and $3.0 million, respectively.
Note H—Stock Options and Incentive Stock Awards
We maintain certain stock-based compensation plans that are described in Note 13 to the Consolidated Financials Statements included in our 2006 Annual Report to Shareholders. Under the Delta Apparel Stock Option Plan (the “Option Plan”), we authorized the grant of options for up to 2,000,000 shares of common stock. Options are granted by the compensation grants committee of our board of directors to officers and key and middle level executives for the purchase of our stock at prices not less than the fair market value of the shares on the dates of grant. Under the Delta Apparel Incentive Stock Award Plan (the “Award Plan”), the compensation grants committee of our board of directors has the discretion to grant awards for up to an aggregate maximum of 800,000 shares of common stock. The Award Plan authorizes the compensation grants committee to grant to our officers and key and middle level executives rights to acquire shares at a cash purchase price of $0.01 per share. Effective July 3, 2005, we adopted the fair-value recognition provisions of Statement 123(R) and the Securities and Exchange Commission Staff Accounting Bulletin No. 107 (“SAB 107”).
Option Plan
Stock options are granted with exercise prices not less than the fair market value of our common stock at the time of the grant, with an exercise term (as determined by the Compensation Grants Committee) not to exceed 10 years. The Compensation Grants Committee determines the vesting period for our stock options. Generally, such stock options become exercisable over four years. Certain option awards provide for accelerated vesting upon meeting specific retirement, death or disability criteria. During the three-month periods ended September 30, 2006 and October 1, 2005, we granted options for 48,000 and 734,000 shares, respectively, of our common stock. No options to purchase shares were exercised under the Option plan during the first quarter of fiscal year 2007 or 2006.
The fair values of the options granted during the first quarters of fiscal years 2007 and 2006 were estimated on the dates of their grants using the Black-Scholes option-pricing model on the basis of the following assumptions:

	2007	2006
Risk-free interest rate	4.99%	4.00%
Expected life	6 yrs	7 yrs
Expected volatility	31.7%	35.8%
Expected dividend yield	1.10%	1.30%
Weighted-average fair value of options granted	$6.204	$5.182
The risk-free interest rate for the periods within the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The expected life was based on historical exercises and terminations. Due to minimal exercising of stock options historically, we have estimated the expected life of options granted to be the midpoint between the average vesting term and the contractual term as permitted under SAB 107. The expected volatility for the periods with the expected life of the option is determined using historical volatilities based on historical stock prices. The expected dividend yield is based on our annual dividend in relation to our historical average stock price. The grant-date fair value of options granted during the three months ended September 30, 2006 and October 1, 2005 was $6.204 and $5.182, respectively. Stock compensation expense is included in our cost of sales and selling, general and administrative expense line items of our statements of income on a straight-line basis over the vesting periods.
A summary of our stock option activity under the Option Plan and related information is as follows:

	Three Months Ended
	September 30, 2006
		Weighted
		Average
	Shares	Exercise Price
Outstanding at July 1, 2006	818,500	$12.98
Granted	48,000	$17.24
Exercised	—	—
Forfeited	—	—
Expired	—	—

Outstanding at September 30, 2006	866,500	$13.22
Exercisable at September 30, 2006	313,000

A summary of the status of our nonvested options as of September 30, 2006, and changes during the three months ended September 30, 2006, is presented below:

		Weighted-Average
		Grant-Date
	Shares	Fair Value
Nonvested at July 1, 2006	674,000	$5.18
Granted	48,000	$6.20
Vested	(168,500)	$5.18
Forfeited	—	—
Expired	—	—

Nonvested at September 30, 2006	553,500	$5.27

As of September 30, 2006, there was $2.5 million of total unrecognized compensation cost related to non-vested stock options under the Option Plan. This cost is expected to be recognized over a period of 2.75 years.
Award Plan
Under the Award Plan, awards are granted to acquire shares of stock at a cash purchase price of $0.01 per share. The Award Plan contains certain provisions that require it to be accounted for as a liability under Statement 123(R). In the first quarter of fiscal years 2007 and 2006 awards for 10,200 and 125,000 shares, respectively, of our common stock were granted. These awards will vest upon the filing of our Annual Report on Form 10-K for fiscal year 2007 based on the achievement of performance criteria for the two-year period ended June 30, 2007. Awards provide for accelerated vesting upon meeting specific retirement, death or disability criteria.
Compensation expense recorded under the Award Plan was $0.8 million in each of the first quarters of fiscal years 2007 and 2006. Stock compensation expense is included in our cost of sales and selling, general and administrative expense line items of our statements of income on a straight-line basis over the vesting periods.

No awards vested under the Award Plan during the first quarter of fiscal year 2007 or 2006. A summary of the status of our nonvested awards as of September 30, 2006, and changes during the three months ended September 30, 2006, is presented below:

		Weighted Average Exercise
	Shares	Price
Nonvested at July 1, 2006	113,000	$0.01
Granted	10,200	$0.01
Vested	—	—
Forfeited	—	—
Expired	—	—

Nonvested at September 30, 2006	123,200	$0.01

As of September 30, 2006, there was $2.2 million of total unrecognized compensation cost related to non-vested awards under the Award Plan. This cost is expected to be recognized over a period of 0.9 years.
Note I—Income Taxes
Our effective income tax rate for the three months ended September 30, 2006 was 38.0%, compared to 36.0% for the fiscal year ended July 1, 2006. Our effective income tax rate for the three months ended September 30, 2006 is higher than for the year ended July 1, 2006 primarily as a result of higher state taxes associated with the pre-tax income earned for the three months ended September 30, 2006.
Note J—Purchase Contracts
We have entered into agreements, and have fixed prices, to purchase natural gas, yarn, finished fabric and finished apparel products for use in our manufacturing operations. At September 30, 2006, minimum payments under these non-cancelable contracts were as follows:

Natural gas	$398
Yarn	20,076
Finished fabric	622
Finished apparel products	2,073

$23,169

Note K—Computation of Basic and Diluted Net Earnings per Share (EPS)
We compute basic net earnings per share by dividing net income by the weighted average number of common shares outstanding during the period. The computation of diluted earnings per share includes the dilutive effect of stock options and non-vested stock awards granted under our Option Plan and our Award Plan unless such shares would be anti-dilutive.
Note L—Stockholders’ Equity
Stock Repurchase Program
During the three months ended September 30, 2006, we purchased 28,870 shares of stock at a cost of approximately $0.5 million. All purchases are made at the discretion of our management. No shares of our common stock were purchased during the three months ended October 1, 2005. Since the inception of the Stock Repurchase Program through September 30, 2006, we have purchased 856,871 shares of our common stock for an aggregate of $6.2 million. We have authorization from our Board of Directors to spend up to $11.0 million for share repurchases under the Stock Repurchase Program. As of September 30, 2006, $4.8 million remains available for future purchases.
Quarterly Dividend Program
On August 17, 2006 our Board declared a cash dividend of five cents per share of common stock pursuant to our quarterly dividend program. We paid the dividend on September 11, 2006 to shareholders of record as of the close of business on August 30, 2006. On October 27, 2006, our Board declared a cash dividend of five cents per share of common stock payable on November 27, 2006 to shareholders of record as of the close of business on November 15, 2006. Although the Board may terminate or amend the program at any time, we currently expect to continue the quarterly dividend program.
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
The retail-ready apparel segment comprises our business units primarily focused on more specialized apparel garments to meet consumer preferences and fashion trends. These embellished and unembellished products are sold through specialty and boutique stores, high-end and mid-tier retail stores and sporting goods stores. In addition to these retail channels, we also supply college bookstores and produce products for the U.S. Military. Junkfood Clothing Company is included in the retail-ready apparel segment as of August 22, 2005. Our products in the retail-ready apparel segment are marketed under the “Soffe®” label, and as of August 22, 2005 includes the “Junkfood®” and “Sweet and Sour®” labels, and as of October 3, 2005 includes the “Intensity Athletics®” label.
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
Information about our operations as of and for the three months ended September 30, 2006 and October 1, 2005, by operating segment, is as follows:

			Corporate
			and
	Activewear Apparel	Retail-Ready Apparel	Unallocated	Consolidated
Fiscal Year 2007:
Net sales	$30,323	$32,357	$—	$62,680
Segment operating income	216	2,788	485	3,489
Segment assets	97,234	96,536	—	193,770

Fiscal Year 2006:
Net sales	$29,566	$31,007	$—	$60,573
Segment operating income	2,009	3,896	60	5,965
Segment assets	93,525	98,901	—	192,426
The following reconciles the Segment Operating Income to the consolidated income before income taxes for the three months ended September 30, 2006 and October 1, 2005.

	Three Months Ended
	September 30,	October 1,
	2006	2005
Segment operating income	$3,489	$5,965
Unallocated interest expense	947	685

Consolidated income before taxes	$2,542	$5,280

Note N—Extraordinary Gain
We recorded an extraordinary gain associated with the final earn-out payment made to the former M. J. Soffe shareholders. In the purchase accounting for Soffe in October 2003, we recorded a liability for the contingent earnout payments. Based on the final outcome of the payments, we had $1.1 million accrual remaining. The reversal of this accrual created an extraordinary gain, net of taxes, of $0.7 million.
Note O—Other Items
We assign a portion of our trade accounts receivable at our Junkfood division under a factor agreement. The assignment of these receivables is without recourse, provided that the customer orders are approved by the factor prior to shipment of the goods, up to a maximum for each individual account. The agreement does not include provisions for advances from the factor against the assigned receivables. The factor funds the accounts receivable upon collection, or, exclusive of disputed claims, upon 90 days after the due date.
Note P—Subsequent Events
On October 2, 2006, we completed the acquisition of substantially all of the assets of Fun-Tees, Inc. and its business of designing, manufacturing, marketing, and selling private labeled knitted custom t-shirts (the “Acquisition”). The assets acquired include substantially all of the equipment, inventories, and accounts receivable of the business. The Acquisition was consummated pursuant to an Asset Purchase Agreement dated as of August 17, 2006. The aggregate consideration paid at closing for substantially all of the assets of Fun-Tees, Inc. consisted of a cash payment of $20 million, subject to certain post-closing adjustments, including an adjustment based on the actual working capital purchased.
We funded the Acquisition through draws under our revolving credit facility, which was amended in conjunction with the Acquisition. The amendment consented to the acquisition of Fun-Tees and allowed the assets of Fun-Tees to be included as collateral on the loan. In addition, the amendment eliminated some limitations or restrictions with regards to dividend payments and stock repurchases.
We believe that the strength of Fun-Tees is its flexibility to custom-manufacture products in a variety of garment styles, fabrics and colors. Fun-Tees was founded in 1972 and is headquartered in Concord, North Carolina. We expect to integrate the FunTees textile operations into our Maiden, North Carolina facility during fiscal year 2007 and to maintain the Fun-Tees off-shore cutting, sewing and decorating facilities located in El Salvador and Campeche, Mexico. The unembellished and embellished private label apparel products that FunTees manufactures will be included in the activewear apparel segment upon acquisition on October 2, 2006.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
FORWARD LOOKING STATEMENTS
The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by or on behalf of the Company. We may from time to time make written or oral statements that are “forward-looking,” including statements contained in this report and other filings with the Securities and Exchange Commission and in reports to our shareholders. All statements, other than statements of historical fact, which address activities, events or developments that we expect or anticipate will or may occur in the future are forward-looking statements. Examples are statements that concern future revenues, future costs, future earnings, future capital expenditures, business strategy, competitive strengths, competitive weaknesses, goals, plans, references to future success or difficulties and other similar information. The words “estimate”, “project”, “forecast”, “anticipate”, “expect”, “intend”, “believe” and similar expressions, and discussions of strategy or intentions, are intended to identify forward-looking statements.
The forward-looking statements in this Quarterly Report are based on our expectations and are necessarily dependent upon assumptions, estimates and data that we believe are reasonable and accurate but may be incorrect, incomplete or imprecise. Forward-looking statements are also subject to a number of business risks and uncertainties, any of which could cause actual results to differ materially from those set forth in or implied by the forward-looking statements. Many of these risks and uncertainties are described under the subheading “Risk Factors” in our Form 10-K for the year ended July 1, 2006 filed with the Securities and Exchange Commission and are beyond our control. Accordingly, any forward-looking statements do not purport to be predictions of future events or circumstances and may not be realized.
We do not undertake publicly to update or revise the forward-looking statements even if it becomes clear that any projected results will not be realized.
BUSINESS OUTLOOK
For the three months ended September 30, 2006, net sales rose 3.5% to $62.7 million. Although this was a new record for first quarter revenues, our results were below our expectations for the quarter. Slower sales of premium licensed t-shirt products continued to negatively impact our Junkfood business during the quarter. Our Soffe business continued to grow, making up for the shortfall in the Junkfood business, resulting in a 4.4% increase in retail-ready segment sales. Our activewear segment achieved a 2.6% increase in sales, driven from an increase in volume, offset partially by lower average selling prices. Although we anticipated the marketplace would support increased prices to allow manufacturers to pass a portion of the higher raw material costs to their customers, this did not occur.
While we were not pleased with the first quarter results, we remain encouraged with the programs we have in place to grow sales and earnings. Our Soffe business remains good and our merchandising strategies have been well received by our customers. Sell-through of our products continues to be solid, and our retail partners are currently projecting strong orders for the remainder of this fiscal year. We anticipate sales growth in our four distribution channels at Soffe, which we expect will drive another year of record sales in the Soffe business. In our Junkfood business we started the second quarter with an improved backlog, which should yield increased sales in the second fiscal quarter over the first quarter. We expect, however, to continue to be negatively impacted by the slower sales of premium licensed t-shirts, and we expect sales in the second fiscal quarter to be lower than in the prior year second quarter. We continue to grow our non-licensed products at Junkfood, which now represent over twenty percent of our sales in this business. While sales in specialty chain and department stores have decreased, our specialty boutique sales continue to be solid and we have continued to grow our customer base through this channel each quarter. The marketplace was difficult for the Delta business during the first quarter of this year, but appears to be improving. We have seen increased pricing as we start the second fiscal quarter and are focusing on our in-stock position to provide a higher level of service to our customers and minimize our freight costs.
On October 2, 2006 we closed on the acquisition of FunTees, which will become the private label division within our activewear segment. Demand for the FunTees product offering remains good and is expected to meet our original expectations for fiscal year 2007. We are currently in the process of integrating the FunTees knitting, dyeing and finishing operations into our Maiden, North Carolina facility and expect to have this integration substantially complete by the end of our third fiscal quarter. This manufacturing consolidation is expected to lower our fabric cost on the FunTees styles and better absorb the fixed cost in the existing Delta facilities. In addition, we have already begun achieving savings on the purchase of raw materials and transportation services in the FunTees business.
During the first fiscal quarter we continued to make progress on our initiative to build a new, state-of-the-art textile facility in Honduras. The design and engineering work on the building is almost complete, and we are in the process of selecting our equipment. We expect this facility to ultimately produce approximately one million pounds of fabric per week to be used primarily in our activewear segment. The facility should be completed during fiscal year 2007, with production beginning in the first quarter of fiscal year 2008. We anticipate it will take approximately eighteen months to build production to full capacity. Once reached, we expect the facility to improve our fabric cost by approximately $7 million annually over our current cost structure.
We are optimistic about our sales and earnings potential in fiscal year 2007, and remain focused on increasing product demand across all of our distribution channels. We are looking forward to realizing the full potential of our FunTees acquisition and believe it will help drive sales and earnings growth during the year. We are also spending a considerable amount of time on our Honduran textile initiative and believe it will provide a lower cost manufacturing platform in the future. We remain committed to enhancing shareholder value and believe our initiatives will improve our prospects for growth in the years ahead.
EARNINGS GUIDANCE
For the second fiscal quarter ended December 30, 2006, the Company expects sales to be in the range of $74 to $78 million and diluted earnings to be in the range of $0.14 to $0.18 per share. This compares to the prior year second fiscal quarter actual sales of $57.7 million and diluted earnings of $0.27 per share. The Company expects diluted earnings to be lower for the second quarter of 2007 than in the prior year second quarter due primarily to lower sales in our Junkfood business and higher raw material prices flowing through cost of sales. During our second fiscal quarter we will also be integrating FunTees into our existing textile facilities and will incur costs associated with this integration. For the full fiscal year, the Company expects net sales to be in the range of $325 to $340 million and diluted earnings per share to be in the range of $1.81 to $2.00. This compares to fiscal year 2006 net sales of $270.1 million and diluted earnings of $1.71 per share.
RESULTS OF OPERATIONS
Net sales for the first quarter of fiscal year 2007 increased 3.5% to $62.7 million compared to $60.6 million for the first quarter of the prior year. Sales increases were achieved in both the retail-ready and activewear apparel segments. Retail-ready apparel sales increased 4.4% in the first quarter of fiscal year 2007 compared to the prior year quarter due to increased sales in the Soffe business, offset partially by a slight decrease in sales in the Junkfood business. Sales in the activewear apparel segment increased 2.6%, primarily driven by a unit increase in our private label offerings, offset partially by lower selling prices in our basic t-shirt products.
Gross profit as a percentage of net sales decreased to 27.7% in the first quarter of fiscal year 2007 from 30.9% in the first quarter of the prior year. The 320 basis point decline in gross margins was primarily the result of higher raw material prices flowing through cost of sales. In addition, the lower sales of the higher margin licensed apparel products caused reductions in our gross margins during the quarter as compared to the prior year quarter. Our gross margins may not be comparable to other companies, since some entities include costs related to their distribution network in cost of goods sold and we exclude a portion of them from gross margin and include them in selling, general and administrative expenses.
Selling, general and administrative expenses, including the provision for bad debts, for the first quarter of fiscal year 2007 were $13.9 million, or 22.2% of sales, compared to $12.7 million, or 21.0% of sales for the same period in the prior year. The increase in selling, general and administrative expenses was primarily related to increased general and administrative expenses associated with the Junkfood business, as the Junkfood business was included in operations for the full thirteen weeks in the first quarter of fiscal year 2007. In addition, distribution expenses were higher in the first quarter of fiscal year 2007 primarily due to the costs associated with retail replenishment programs in the retail-ready segment.
Operating income for the first quarter of fiscal year 2007 was $3.4 million, a decrease of $2.6 million, or 42.6%, from $6.0 million in the first quarter of the prior year. This decrease was primarily the result of the factors previously described.
Net interest expense for the first quarter of fiscal year 2007 was $947 thousand, an increase of $262 thousand, or 38.2%, from $685 thousand for the prior year first quarter. The increase in interest expense was primarily due to an increase in interest rates. Average interest rates were approximately 160 basis points higher in the quarter ended September 30, 2006 as compared to the prior year quarter. In addition, we had higher average borrowings during the quarter ended September 30, 2006 as compared to the prior year resulting primarily from the acquisition of Junkfood Clothing Company on August 22, 2005.
Our effective income tax rate for the three months ended September 30, 2006 was 38.0%, compared to 36.0% for the fiscal year ended July 1, 2006. Our effective income tax rate for the three months ended September 30, 2006 is higher than for the year ended July 1, 2006 primarily as a result of higher state taxes associated with the pre-tax income earned for the three months ended September 30, 2006.
During the first quarter of fiscal year 2007, we recorded an extraordinary gain associated with the final earn-out payment made to the former M. J. Soffe shareholders. This extraordinary gain, net of taxes, was $0.7 million, or $0.08 per diluted share.
Accounts receivable decreased $11.3 million from July 1, 2006 to $36.2 million on September 30, 2006. The decrease in accounts receivable was primarily the result of lower sales during the quarter ended September 30, 2006 compared to the quarter ended July 1, 2006, partially offset by higher days sales outstanding.
Inventories increased $2.2 million from July 1, 2006 to $105.9 million on September 30, 2006. The increase in inventory is the result of the lower than anticipated sales during the quarter ended September 30, 2006. We monitor our inventory levels closely and adjust our production schedules to manage our overall inventory levels. We expect inventories will increase during our second fiscal quarter as we prepare for the spring selling season.
Capital expenditures in the first quarter of fiscal year 2007 were $1.0 million compared to $1.1 million in the first quarter of the prior year. Capital expenditures in fiscal year 2007 primarily related to upgrades in information technology systems and maintenance capital in our textile operations. The expenditures in the first quarter of the prior year primarily related to our new West Coast distribution center and in lowering our costs in our manufacturing facilities. In addition, in the first quarter of fiscal year 2006, we invested $1.0 million in a joint venture in the Green Valley Industrial Park, which constructed and currently operates an industrial park near San Pedro Sula, Honduras.
We have also begun our offshore textile manufacturing initiative in which we plan to open Ceiba Textiles, a state-of-the-art facility located in the Green Valley Industrial Park near San Pedro Sula, Honduras. The facility will knit, dye, finish, cut and sew fabrics into apparel, primarily for the activewear segment of our business. During fiscal year 2007, we expect to spend a total of approximately $10 million on capital expenditures, which includes approximately $5 million of capital investment in Ceiba Textiles.
LIQUIDITY AND CAPITAL RESOURCES
Our primary cash needs are for working capital, capital expenditures, and debt repayments. In addition, we use cash to fund our dividend payments and share repurchases under our Stock Repurchase Program.
We have an $85 million credit facility with Wachovia Bank, National Association (the successor by merger to Congress Financial Corporation (Southern)), as Agent. Availability under our credit facility subject to borrowing base limitations based on the value and type of collateral provided. The credit facility is secured by a first-priority lien on substantially all of the real and personal property of Delta Apparel, Junkfood, and M. J. Soffe Co. All loans under the credit agreement bear interest at rates based on an adjusted LIBOR rate plus an applicable margin or the bank’s prime rate plus an applicable margin. The facility requires installment payments of approximately $265,000 per month in connection with fixed asset amortizations, and these amounts reduce the amount of availability under the facility.
Our credit facility contains limitations on, or prohibitions of, cash dividends. We are allowed to make cash dividends in amounts such that the aggregate amount paid to shareholders since May 16, 2000 does not exceed twenty-five percent (25%) of our cumulative net income calculated from May 16, 2000 to the date of determination, subject to certain limitations. Our credit facility also contains limitations on, or prohibitions of, stock repurchases. We are allowed to repurchase the common stock of Delta Apparel in amounts such that the aggregate amount of all payments for such repurchases since May 16, 2000 shall not exceed $23,000,000, subject to certain limitations. On October 2, 2006, we amended our credit facility agreement in conjunction with the acquisition of Fun-Tees, Inc. The amendment removed minimum availability requirements on the limitations on, or prohibitions of, cash dividends and stock repurchases.
The credit facility contains a subjective acceleration clause and a “springing” lockbox arrangement (as defined in EITF 95-22), whereby remittances from customers will be forwarded to our general bank account and will not reduce the outstanding debt until and unless a specified event or an event of default occurs. Pursuant to EITF 95-22, we classify borrowings under our credit facility as noncurrent debt.
In addition to the credit facility with Wachovia Bank, National Association, we have a seller note payable to the former Junkfood shareholders pursuant to the Asset Purchase Agreement dated as of August 22, 2005. The seller note bears interest at 9% which is payable quarterly, and has a three-year term. During the quarter ended September 30, 2006, we made a principal payment of $0.5 million on the seller note. At September 30, 2006, we had $2.0 million outstanding under the seller note.
At September 30, 2006, we had $48.4 million outstanding under our credit facility with Wachovia Bank, National Association, at an average interest rate of 6.6%.
Pursuant to the First Amendment to Amended and Restated Stock Purchase Agreement related to the October 2003 Soffe acquisition, amounts are payable to the prior shareholders of M. J. Soffe if specified financial performance targets are met by M. J. Soffe Co. during the annual period beginning on October 2, 2005 and ending on September 30, 2006 (the “Earnout Amount”). The Earnout Amount is capped at a maximum aggregate amount of $4.0 million and is payable five business days subsequent to the filing of the Form 10-Q for the first fiscal quarter of fiscal year 2007. Based on the financial performance achieved, we will be paying the final Earnout Amount of $2.4 million to the prior shareholders of M. J. Soffe in November 2006.
As part of the consideration of the acquisition of Junkfood, additional amounts are payable to the Junkfood sellers during each of fiscal years 2007, 2008, 2009, and 2010 if financial performance targets are met by Junkfood during the period beginning on August 22, 2005 and ending on July 1, 2006 and during each of the three fiscal years thereafter (ending on June 27, 2009). During the three months ended September 30, 2006, we paid $3.3 million to the former Junkfood shareholders related to the earnout period ended July 1, 2006. Based on current projections, we do not anticipate paying an earnout payment related to the earnout period ending June 30, 2007. Any contingent consideration that may be earned related to the earnout period ending June 30, 2007 will be accrued on June 30, 2007, when the contingency has been resolved.
Operating Cash Flows
Net cash provided by operating activities was $2.2 million and $10.4 million for the first three months of fiscal years 2007 and 2006, respectively. Our cash flow from operating activities is primarily due to net income plus depreciation and changes in working capital. We monitor changes in working capital by analyzing our investment in accounts receivable and inventories and by the amount of accounts payable. During the first three months of fiscal year 2007, our cash flow provided by operating activities was primarily from net income plus depreciation, non-cash compensation, and a decrease in accounts receivables, offset partially by a decrease in accounts payable and accrued expenses and an increase in inventory. At the end of fiscal year 2006, we were granted extended terms with certain vendors. The decrease in accounts payable and accrued expenses primarily related to the payments to these vendors and the earnout payment made to the former Junkfood shareholders related to the earnout period ended July 1, 2006. The cash provided by operating activities in the first quarter of fiscal year 2006 was primarily from net income plus depreciation, a decrease in accounts receivables and an increase in accrued expenses, offset partially by an increase in inventory.
Investing Cash Flows
During the three months ended September 30, 2006, we used $1.0 million in cash for purchases of property, plant and equipment, primarily related to upgrades in information technology systems and maintenance capital in our textile operations. In addition, the earnout payment made to the former Junkfood shareholders was $0.3 million in excess of the amount originally anticipated at July 1, 2006. The earnout payment thereby increases the amount paid for business during the first quarter of fiscal year 2007. During the three months ended October 1, 2005, we acquired the Junkfood business for $27.4 million, including direct costs associated with the acquisition. In addition, we used $1.1 million in cash for purchases of property, plant and equipment, and invested $1.0 million in the Green Valley Industrial Park joint venture in Honduras. The capital expenditures during fiscal year 2006 primarily related to our new West Coast distribution center and lowering our costs in our manufacturing facilities.
We have also begun our offshore textile manufacturing initiative in which we plan to open Ceiba Textiles, a state-of-the-art facility located in the Green Valley Industrial Park near San Pedro Sula, Honduras. The facility will knit, dye, finish, cut and sew fabrics into apparel, primarily for the Activewear segment of our business. We expect the facility will be completed during fiscal year 2007 and production will begin during the first quarter of fiscal year 2008. Production levels are expected to build to 500,000 pounds per week during fiscal year 2008 and increase to one million pounds per week in fiscal year 2009. We expect the total capital investment in Ceiba Textiles will be approximately $25 million, which includes the cost of constructing the building, which we will be leasing from the Green Valley Industrial Park. In addition to transferring some of our existing equipment from the United States to Honduras, we expect to invest approximately $15 million over the next three years in new equipment for the facility. The new capital is expected to be financed through a local Honduran bank.
During fiscal year 2007, we expect to spend a total of approximately $10 million on capital expenditures, which includes approximately $5 million of capital investment in Ceiba Textiles.
Financing Activities
For the first three months of fiscal year 2007, we used $1.2 million in cash for financing activities, primarily related to dividends paid to our shareholders and the repurchase of common stock under our Stock Repurchase Program. For the three months ended October 1, 2005, financing activities provided $19.2 million in cash, primarily related to proceeds from our revolving credit facility with Wachovia Bank, National Association. The proceeds were used for the acquisition of Junkfood Clothing Company on August 22, 2005. We paid dividends to our shareholders totaling $0.4 million and $0.3 million in the first three months of fiscal years 2007 and 2006, respectively.
Based on our expectations, we believe that our $85 million credit facility should be sufficient to satisfy our foreseeable working capital needs and that the cash flow generated by our operations and funds available under our credit facility should be sufficient to service our debt payment requirements, to satisfy our day-to-day working capital needs, to fund our planned capital expenditures, to fund purchases of our stock as described below and to fund the payment of dividends as described below. Any material deterioration in our results of operations, however, may result in us losing our ability to borrow under our credit facility and to issue letters of credit to suppliers or may cause the borrowing availability under the facility to be insufficient for our needs.
Purchases by Delta Apparel of its Own Shares
During the three months ended September 30, 2006, we purchased 28,870 shares of our common stock at a cost of approximately $0.5 million. All purchases are made at the discretion of our management. No shares of our common stock were purchased during the three months ended October 1, 2005. Since the inception of the Stock Repurchase Program through September 30, 2006, we have purchased 856,871 shares of our common stock for an aggregate of $6.2 million. We have authorization from our Board of Directors to spend up to $11.0 million for share repurchases under the Stock Repurchase Program. As of September 30, 2006, $4.8 million remains available for future purchases.
Dividend Program
On August 17, 2006 our Board declared a cash dividend of five cents per share of common stock pursuant to our quarterly dividend program. We paid the dividend on September 11, 2006 to shareholders of record as of the close of business on August 30, 2006. On October 27, 2006, our Board declared a cash dividend of five cents per share of common stock payable on November 27, 2006 to shareholders of record as of the close of business on November 15, 2006. Although the Board may terminate or amend the program at any time, we currently expect to continue the quarterly dividend program.
CRITICAL ACCOUNTING POLICIES
Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which were prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We base our estimates and judgments on historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant estimates and assumptions relate to the adequacy of receivable and inventory reserves, self-insurance accruals, accounting for share-based compensation, and the accounting for income taxes.
The detailed Summary of Significant Accounting Policies is included in Note B to the Condensed Consolidated Financial Statements.
Revenue Recognition and Accounts Receivable
We consider revenue realized or realizable and earned when the following criteria are met: persuasive evidence of an agreement exists, title has transferred to the customer, the price is fixed and determinable and the collectibility is reasonably assured. Sales are recorded net of discounts and provisions for estimated returns and allowances. We estimate returns and allowances on an ongoing basis by considering historical and current trends. We record these costs as a reduction to net revenue. We estimate the net collectibility of our accounts receivable and establish an allowance for doubtful accounts based upon this assessment. Specifically, we analyze the aging of accounts receivable balances, historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in customer payment terms. Significant changes in customer concentration or payment terms, deterioration of customer credit-worthiness or weakening economic trends could have a significant impact on the collectibility of receivables and our operating results.
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
Income Taxes
We use the liability method of accounting for income taxes, which requires recognition of temporary differences between financial statement and income tax basis of assets and liabilities measured by enacted tax rates. We have recorded deferred tax assets for certain state operating loss carryforwards and nondeductible accruals. We established a valuation allowance related to certain of the state operating loss carryforward amounts in accordance with the provisions of FASB Statement No. 109, Accounting for Income Taxes. We continually review the adequacy of the valuation allowance and recognize the benefits of deferred tax assets if reassessment indicates that it is more likely than not that the deferred tax assets will be realized based on earnings forecasts in the respective tax locations. As of September 30, 2006, we had operating loss carryforwards of approximately $7.5 million for state tax purposes. The valuation allowance against the operating loss carryforwards was $146 thousand at September 30, 2006. These carryforwards expire at various intervals through 2020.
There have been no changes in our critical accounting policies since the filing of our Annual Report on Form 10-K for the year ended July 1, 2006.
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

Yarn with respect to which we have fixed cotton prices at September 30, 2006 was valued at $20.1 million, and is scheduled for delivery between October 2006 and June 2007. At September 30, 2006, a 10% decline in the market price of the cotton covered by our fixed price yarn would have had a negative impact of approximately $1.4 million on the value of the yarn. At July 1, 2006, a 10% decline in the market price of the cotton covered by our fixed price yarn would have had a negative impact of approximately $1.7 million on the value of the yarn. The impact of a 10% decline in the market price of the cotton covered by our fixed price yarn would have had a smaller impact at September 30, 2006 than at July 1, 2006 due to having less fixed price yarn at September 30, 2006 than at July 1, 2006.
We may use derivatives, including cotton option contracts, to manage our exposure to movements in commodity prices. We do not designate our options as hedge instruments upon inception. Accordingly, we mark to market changes in the fair market value of the options as other income or expense in the statements of income. We did not own any cotton options contracts on September 30, 2006.
INTEREST RATE SENSITIVITY
Our credit agreement provides that outstanding amounts bear interest at variable rates. If the amount of outstanding indebtedness at September 30, 2006 under the revolving credit facility had been outstanding during the entire three months ended September 30, 2006 and the interest rate on this outstanding indebtedness were increased by 100 basis points, our interest expense would have increased by approximately $0.1 million, or 12.8% of actual interest expense, during the quarter. This compares to an increase of $0.5 million, or 12.6% of actual interest expense, for the 2006 fiscal year, or an average of $0.1 million per quarter, based on the outstanding indebtedness at July 1, 2006. The actual increase in interest expense resulting from a change in interest rates would depend on the magnitude of the increase in rates and the average principal balance outstanding.
Item 4: Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information that we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2006 and, based on the evaluation of these controls and procedures, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the evaluation date.
During our fiscal quarter ended September 30, 2006, we failed to file a Form 8-K to disclose the adoption of an amendment to our bylaws that provides that the shareholders of our company shall elect the directors of the company by majority vote, unless the number of nominees for directors exceeds the number of directors to be elected, in which case the directors shall be elected by plurality vote. Notwithstanding our failure to file a Form 8-K with respect to the adoption of the amendment to our bylaws, we believe that our disclosure controls and procedures are effective. The adoption of the amendment to our bylaws was disclosed in our Annual Report on Form 10-K for the year ended July 1, 2006, as amended, and the bylaw amendment is included as an exhibit to our Annual Report on Form 10-K for the year ended July 1, 2006, as amended.
Changes in Internal Control Over Financial Reporting
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated whether any change in our internal control over financial reporting occurred during the first quarter of fiscal 2007. Based on that evaluation, we have concluded that there has been no change in our internal control over financial reporting during the first quarter of fiscal 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We are currently evaluating the internal control over financial reporting at Junkfood Clothing Company and expect that we will take action to strengthen the internal control over financial reporting at Junkfood Clothing Company during the current fiscal year.

PART II. OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) Repurchases of Stock

			Total Number of	Dollar Value of
			Shares Purchased as	Shares that May Yet
			Part of Publicly	Be Purchased Under
	Total Number of	Average Price Paid	Announced Plans or	the Plans or
Period	Shares Purchased	per Share	Programs	Programs
July Period (July 2, 2006 to August 5, 2006)	9,770	$17.56	9,770	$5.1 million
August Period (August 6, 2006 to September 2, 2006)	19,100	$17.55	19,100	$4.8 million
September Period (September 3, 2006 to September 30, 2006)	—	—	—	$4.8 million
We have authorization from our Board of Directors to spend up to $11.0 million for share repurchases under the Stock Repurchase Program.
On August 22, 2005, in conjunction with our acquisition of Junkfood, we refinanced our credit facility. The new facility contains limitations on, or prohibitions of, cash dividends. We are allowed to make cash dividends in amounts such that the aggregate amount paid to shareholders since May 16, 2000 does not exceed twenty-five percent (25%) of our cumulative net income calculated from May 16, 2000 to the date of determination, provided, among other things, that as of the date of such dividend payment, and after giving effect to the dividend payment, our availability under our revolving credit facility is not less than $6.0 million. The new facility also contains limitations on, or prohibitions of, stock repurchases. We are allowed to repurchase the common stock of Delta Apparel in amounts such that the aggregate amount of all payments for such repurchases since May 16, 2000 shall not exceed $23,000,000 provided, among other things, that as of the date of such repurchase, and after giving effect to the stock repurchase, our availability under our revolving credit facility is not less than $3.0 million. On October 2, 2006, the credit facility was amended in conjunction with the acquisition of FunTees, Inc. The amendment removes the $3.0 million minimum availability requirements on the limitations on, or prohibitions of, stock repurchases.
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

DELTA APPAREL, INC. (Registrant)
November 6, 2006	By:	/s/ Deborah H. Merrill
Date		Deborah H. Merrill
Vice President, Chief Financial Officer and Treasurer