Form 10-Q
period 2006-12-30
DELTA APPAREL INC
filed 2007-02-05
CIK 1101396

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 30, 2006
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
Large accelerated filer ☐      Accelerated filer ☑      Non-accelerated filer☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act). Yes ☐ No ☑.
As of January 19, 2007, there were outstanding 8,538,795 shares of the registrant’s common stock, par value of $0.01, which is the only class of the outstanding common or voting stock of the registrant.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
DELTA APPAREL, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)
(Unaudited)

	December 30,	July 1,
	2006	2006
Assets
Current assets:
Cash	$548	$642
Accounts receivable, net	36,741	47,525
Income taxes receivable	1,769	—
Inventories, net	131,905	103,660
Prepaid expenses and other current assets	2,697	2,708
Deferred income taxes	2,254	2,710

Total current assets	175,914	157,245

Property, plant and equipment, net	25,048	21,164
Goodwill	14,223	13,888
Other intangibles, net	8,334	8,579
Other assets	2,306	2,247

Total assets	$225,825	$203,123

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$24,582	$27,862
Accrued expenses	18,918	21,504
Income taxes payable	—	986
Current portion of long-term debt	2,948	3,683

Total current liabilities	46,448	54,035

Long-term debt	75,444	46,967
Deferred income taxes	890	1,123
Other liabilities	8	10

Total liabilities	122,790	102,135

Stockholders’ equity:
Preferred stock—2,000,000 shares authorized; none issued and outstanding	—	—
Common stock—par value $.01 a share, 15,000,000 shares authorized, 9,646,972 shares issued, and 8,538,795 and 8,562,821 shares outstanding as of December 30, 2006 and July 1, 2006, respectively	96	96
Additional paid-in capital	55,110	54,672
Retained earnings	55,494	53,412
Treasury stock—1,108,177 and 1,084,151 shares as of December 30, 2006 and July 1, 2006, respectively	(7,665)	(7,192)

Total stockholders’ equity	103,035	100,988

Total liabilities and stockholders’ equity	$225,825	$203,123

See accompanying notes to condensed consolidated financial statements.

DELTA APPAREL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	December 30,	December 31,	December 30,	December 31,
	2006	2005	2006	2005
Net sales	$72,949	$57,702	$135,629	$118,275
Cost of goods sold	56,855	39,433	102,199	81,312

Gross profit	16,094	18,269	33,430	36,963

Selling, general and administrative expenses	13,615	13,768	27,513	26,468

Operating income	2,479	4,501	5,917	10,495

Other income, net	42	433	92	404
Interest expense, net	1,482	997	2,429	1,682

Income before provision for income taxes and extraordinary gain	1,039	3,937	3,580	9,217

Provision for income taxes	406	1,561	1,373	3,464

Income before extraordinary gain	633	2,376	2,207	5,753

Extraordinary gain, net of taxes	—	—	672	—

Net income	$633	$2,376	$2,879	$5,753

Basic earnings per share
Income before extraordinary gain	$0.07	$0.28	$0.26	$0.67
Extraordinary gain, net of taxes	—	—	0.08	—

Net income	$0.07	$0.28	$0.34	$0.67

Diluted earnings per share
Income before extraordinary gain	$0.07	$0.27	$0.25	$0.67
Extraordinary gain, net of taxes	—	—	0.08	—

Net income	$0.07	$0.27	$0.33	$0.67

Weighted average number of shares outstanding	8,539	8,621	8,543	8,577
Dilutive effect of stock options	180	60	164	44

Weighted average number of shares assuming dilution	8,719	8,681	8,707	8,621

Cash dividends declared per common share	$0.05	$0.04	$0.10	$0.08
See accompanying notes to condensed consolidated financial statements.

DELTA APPAREL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Six Months Ended
	December 30,	December 31,
	2006	2005
Operating activities:
Net income	$2,879	$5,753
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,607	2,392
Deferred income taxes	(198)	(384)
Loss (gain) on sale of property and equipment	33	(68)
Extraordinary gain on earn-out payment	(672)	—
Non-cash stock compensation	1,183	1,758
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed in connection with business acquisitions:
Accounts receivable	20,406	15,133
Inventories	(6,824)	(12,029)
Prepaid expenses and other current assets	158	61
Other non-current assets	(59)	(21)
Accounts payable and accrued expenses	(14,661)	(3,579)
Income taxes	(2,755)	(2,143)
Other liabilities	(2)	(3,378)

Net cash provided by operating activities	2,095	3,495

Investing activities:
Purchases of property, plant and equipment	(2,874)	(2,691)
Proceeds from sale of property, plant and equipment	6	124
Acquisition of business	(25,703)	(28,237)
Cash invested in joint venture	—	(1,425)

Net cash used in investing activities	(28,571)	(32,229)

Financing activities:
Repayment of Soffe revolving credit facility, net	—	(11,781)
Proceeds from borrowings of long-term debt	152,225	84,951
Repayment of long-term debt	(124,483)	(43,100)
Cash paid for common stock	(506)	—
Dividends paid	(854)	(686)

Net cash provided by financing activities	26,382	29,384

Net (decrease) increase in cash	(94)	650

Cash at beginning of period	642	298

Cash at end of period	$548	$948

Supplemental cash flow information:
Cash paid during the period for interest	$2,050	$1,538

Cash paid during the period for income taxes	$4,316	$5,974

Non-cash financing activity—common stock issued under option plan	$90	$1,428

See accompanying notes to condensed consolidated financial statements.

DELTA APPAREL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Amounts in thousands, unless otherwise noted and excluding share and per share amounts)
Note A—Basis of Presentation
We prepared the accompanying interim condensed consolidated financial statements in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. We believe these condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation. Operating results for the three and six months ended December 30, 2006 are not necessarily indicative of the results that may be expected for the year ending June 30, 2007. For more information regarding our results of operations and financial position refer to the consolidated financial statements and footnotes included in our Form 10-K for the year ended July 1, 2006, filed with the Securities and Exchange Commission.
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
Note C—New Accounting Standards
In February 2006, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 155, Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140 (“SFAS 155”). SFAS 155 permits an entity to measure at fair value any financial instrument that contains an embedded derivative that otherwise would be required to be bifurcated and accounted for separately under FASB Statement No. 133. SFAS 155 is effective for fiscal years beginning after September 15, 2006. We are currently evaluating the effect that the adoption of SFAS 155 will have on our financial position and results of operations, but do not expect the adoption of this statement to have a material impact on our financial statements.
In June 2006, the FASB issued FASB Interpretation 48, Accounting for Uncertainty in Income Taxes (“Interpretation 48”). Interpretation 48 provides clarifying guidance on the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS 109, Accounting for Income Taxes and prescribes recognition and measurement guidance in determining amounts to be recorded in the financial statements. This Interpretation applies to all income-based tax items and is effective for fiscal years beginning after December 15, 2006. We expect to adopt Interpretation 48 on July 1, 2007, and are currently evaluating the effect that the adoption will have on our financial position and results of operations.
In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. We are currently evaluating the effect that the adoption of SFAS 157 will have on our financial position and results of operations and do not expect the adoption of this statement will have a material impact on our financial statements.
In September 2006, the Staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements

(“SAB 108”). SAB 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of determining whether the current year’s financial statements are materially misstated. SAB 108 is effective for the fiscal years ending after November 15, 2006. The adoption of SAB 108 will not have an impact on our consolidated financial statements.
In October 2006, the FASB issued Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R) (“SFAS 158”), which amends FASB Statement No. 87, Employers’ Accounting for Pensions, Statement No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, Statement No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, and Statement No. 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits. SFAS 158 applies to all plan sponsors who offer defined benefit postretirement benefit plans and requires the entity to recognize in its statement of financial position an asset for a defined benefit postretirement plan’s overfunded status or a liability for a plan’s underfunded status, to measure a defined benefit postretirement plan’s assets and obligations that determine its funded status as of the end of the employer’s fiscal year, and to recognize changes in the funded status of a defined benefit postretirement plan in comprehensive income in the year in which the changes occur. SFAS 158 is effective for fiscal years ending after December 15, 2006. We are currently evaluating the effect that the adoption of SFAS 158 will have on our financial position and results of operations and do not expect the adoption of this statement will have a material impact on our financial statements.
Note D—Acquisitions
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
The acquisition of FunTees was accounted for using the purchase method of accounting. The purchase price of the acquisition was allocated to the assets and related liabilities based on their fair values. We have identified certain intangible assets associated with the FunTees business and are currently in the process of valuing these intangibles. Based on our preliminary purchase price allocation, no goodwill is expected to be recorded in conjunction with the FunTees acquisition.
The results of FunTees’ operations have been included in the consolidated financial statements since the acquisition date. The consolidated balance sheet reflects the initial purchase price allocation of the assets acquired and the liabilities assumed. We are currently in the process of finalizing the valuations of the assets acquired and liabilities assumed and thus the initial allocation of the purchase price is preliminary and subject to change. The purchase price allocation will be finalized upon refinement of certain preliminary estimates.
The unaudited pro forma financial information presented below gives effect to the FunTees acquisition as if it had occurred as of the beginning of fiscal year 2006 and fiscal year 2005. Amounts are in thousands, except per share amounts. The information presented below is for illustrative purposes only and is not indicative of results that would have been achieved or results that may be achieved in the future.

	Three Months Ended		Six Months Ended
	December 30,	December 31,	December 30,	December 31,
	2006	2005	2006	2005
Net sales	$72,949	$73,909	$154,541	$151,331
Net income, before extraordinary gain	453	2,538	2,058	6,111
Net income per share, before extraordinary gain
Basic	$0.05	$0.29	$0.24	$0.71
Diluted	$0.05	$0.29	$0.24	$0.71
Note E—Inventories
Inventories consist of the following:

	December 30,	July 1,
	2006	2006
Raw materials	$9,875	$5,537
Work in process	31,477	27,534
Finished goods	90,553	70,589

	$131,905	$103,660

Note F—Goodwill and Intangible Assets
Components of intangible assets are as follows:

	December 30,	Economic
	2006	Life
Goodwill	$14,223	N/A
Intangibles:
Tradename/trademarks	1,530	20 yrs
Customer relationships	7,220	20 yrs
Non-compete agreements	250	5 yrs

Total intangibles	9,000

Total goodwill and intangibles	23,223
Less accumulated amortization	(666)

	$22,557

Amortization expense for intangible assets was $0.1 million and $0.2 million for the three and six months ended December 30, 2006, respectively. We estimate amortization expense will be approximately $0.2 million for the remainder of fiscal year 2007, $0.5 million for each of the fiscal years 2008 through 2010, and approximately $0.4 million in succeeding fiscal years.
In accordance with Statement of Financial Accounting Standards (“SFAS”) 142, Goodwill and Other Intangible Assets, our annual test of goodwill is performed as of the end of our second fiscal quarter. We completed our annual test of goodwill as of December 31, 2005 and did not identify any impairment as a result of the test. We will complete our annual test of goodwill as of December 30, 2006 during our third fiscal quarter. We do not anticipate any impairment as a result of the annual test.
Note G—Debt
On August 22, 2005, Delta Apparel, Junkfood, and M. J. Soffe Co. entered into a Second Amended and Restated Loan and Security Agreement with Wachovia Bank, National Association, as Agent, and the financial institutions named in the Amended Loan Agreement as Lenders.

On October 2, 2006 in conjunction with the acquisition of Fun-Tees, Inc. we entered into the First Amendment to the Second Amended and Restated Loan and Security Agreement and Consent (“Amended Loan Agreement”). The Amended Loan Agreement consented to the acquisition of Fun-Tees and allowed the assets of Fun-Tees to be included as collateral on the loan. In addition, it eliminated some limitations or restrictions with regards to dividend payments and stock repurchases.
Pursuant to the Amended Loan Agreement, our credit facility provides a line of credit of $85 million (subject to borrowing base limitations based on the value and type of collateral provided) that matures in August 2008. We expect to increase our line of credit to $90 million in our third fiscal quarter. The credit facility is secured by a first-priority lien on substantially all of the real and personal property of Delta Apparel, Junkfood, and M. J. Soffe Co. All loans under the credit agreement bear interest at rates based on an adjusted LIBOR plus an applicable margin or the bank’s prime rate plus an applicable margin. The facility requires installment payments of approximately $178,000 per month in connection with fixed asset amortizations, and these amounts reduce the amount of availability under the facility.
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
In addition to the credit facility with Wachovia Bank, National Association, we have a seller note payable to the former Junkfood shareholders pursuant to the Asset Purchase Agreement dated as of August 22, 2005. The seller note bears interest at 9% which is payable quarterly, and has a three-year term. During the quarter ended September 30, 2006, we made the first annual principal payment of $0.5 million. At December 30, 2006, we had $2.0 million outstanding under the seller note.
Note H—Selling, General and Administrative Expense
We include in selling, general and administrative expenses, costs incurred subsequent to the receipt of finished goods at our distribution facilities, such as the cost of stocking, warehousing, picking and packing, and shipping goods for delivery to our customers. In addition, selling, general and administrative expenses include costs related to sales associates, administrative personnel cost, advertising and marketing expenses and general and administrative expenses. For the second quarter of fiscal years 2007 and 2006, distribution costs included in selling, general and administrative expenses totaled $3.5 million and $3.5 million, respectively. For the first six months of fiscal years 2007 and 2006, distribution costs included in selling, general and administrative expenses totaled $6.9 million and $6.5 million, respectively.
Note I—Stock Options and Incentive Stock Awards
We maintain certain stock-based compensation plans that are described in Note 13 to the Consolidated Financial Statements included in our 2006 Annual Report to Shareholders. Effective July 3, 2005, we adopted the fair-value recognition provisions of Statement 123(R) and the Securities and Exchange Commission Staff Accounting Bulletin No. 107 (“SAB 107”). No options were granted under the Delta Apparel Stock Option Plan (“Option Plan”) or the Delta Apparel Incentive Stock Award Plan (“Award Plan”) during the quarter ended December 30, 2006.
Option Plan
We expensed $0.2 million in each of the second quarters of fiscal years 2007 and 2006 in conjunction with our Option Plan. For the first six months of each of fiscal years 2007 and 2006, we expensed $0.4 million. As of December 30, 2006, there was $2.2 million of total unrecognized compensation cost related to non-vested stock options under the Option Plan. This cost is expected to be recognized over a period of 2.5 years. Stock compensation expense is included in cost of sales and selling, general and administrative expense line items of our statements of income on a straight-line basis over the vesting periods.
Award Plan
In the second quarter of fiscal year 2007, we did not record any compensation expense associated with our Award Plan. Compensation expense recorded under the Award Plan was $0.5 million in the second quarter of fiscal year 2006. For the first six months of fiscal years 2007 and 2006, we expensed $0.7 million and $1.3 million, respectively, in conjunction with our Award Plan. Stock compensation expense is included in our cost of sales and selling, general and administrative expense line items of our statements of income over the vesting periods. As of December 30, 2006, there was $1.3 million of total unrecognized compensation cost related to non-vested awards under the Award Plan. This cost is expected to be recognized over a period of 0.7 years.

Note J—Purchase Contracts
We have entered into agreements, and have fixed prices, to purchase natural gas, yarn, finished fabric and finished apparel products for use in our manufacturing operations. At December 30, 2006, minimum payments under these non-cancelable contracts were as follows:

Natural gas	$551
Yarn	20,042
Finished fabric	588
Finished apparel products	622

$21,803

Note K—Computation of Basic and Diluted Earnings per Share (EPS)
We compute basic earnings per share by dividing net income by the weighted average number of common shares outstanding during the period. The computation of diluted earnings per share includes the dilutive effect of stock options and non-vested stock awards granted under our Option Plan and our Award Plan unless such shares would be anti-dilutive.
Note L—Stockholders’ Equity
Stock Repurchase Program
We have authorization from our Board of Directors to spend up to an aggregate of $11.0 million for share repurchases under the Stock Repurchase Program. All purchases are made at the discretion of our management. We did not purchase shares of our common stock during the three months ended December 30, 2006. Since the inception of the Stock Repurchase Program, we purchased 856,871 shares of our common stock pursuant to the program for an aggregate of $6.2 million. As of December 30, 2006, $4.8 million remains available for future purchases.
Quarterly Dividend Program
On October 27, 2006 our Board declared a cash dividend of five cents per share of common stock pursuant to our quarterly dividend program. We paid the dividend on November 27, 2006 to shareholders of record as of the close of business on November 15, 2006. On January 18, 2007, our Board declared a cash dividend of five cents per share of common stock which is payable on February 26, 2007 to shareholders of record as of the close of business on February 14, 2007. Although the Board may terminate or amend the program at any time, we currently expect to continue the quarterly dividend program.
Note M—Segment Reporting
We operate our business in two distinct segments: activewear apparel and retail-ready apparel. Although the two segments are similar in their production processes and regulatory environment, they are distinct in their economic characteristics, products and distribution methods.
The activewear apparel segment comprises our business units primarily focused on garment styles that are characterized by low fashion risk. We market, distribute and manufacture unembellished knit apparel under the brands of “Delta Pro Weight®”, “Delta Magnum Weight™” and “Quail Hollow™.” The products are primarily sold to screen printing companies. In addition, we manufacture products under private labels for retailers, corporate industry programs and sports licensed apparel marketers. The newly acquired FunTees business is included in the activewear apparel segment.
The retail-ready apparel segment comprises our business units primarily focused on more specialized apparel garments to meet consumer preferences and fashion trends. These embellished and unembellished products are sold through specialty and boutique stores, high-end and mid-tier retail stores and sporting goods stores. In addition to these retail channels, we also supply college bookstores and produce products for the U.S. Military. Our products in the retail-ready apparel segment are marketed under the brands of “Soffe®”, “Junkfood®”, “Sweet and Sour®” and “Intensity Athletics®”.

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
Information about our operations as of and for the three months ended December 30, 2006 and December 31, 2005, by operating segment, is as follows:

		Retail-	Corporate
	Activewear	Ready	and
	Apparel	Apparel	Unallocated	Consolidated
Fiscal Year 2007:
Net sales	$47,093	$25,856	$—	$72,949
Segment operating income	1,330	1,143	48	2,521
Segment assets	132,366	93,460	—	225,826

Fiscal Year 2006:
Net sales	$28,501	$29,201	$—	$57,702
Segment operating income	2,191	2,673	70	4,934
Segment assets	99,103	97,428	—	196,531
Information about our operations as of and for the six months ended December 30, 2006 and December 31, 2005, by operating segment, is as follows:

		Retail-	Corporate
	Activewear	Ready	and
	Apparel	Apparel	Unallocated	Consolidated
Fiscal Year 2007:
Net sales	$77,415	$58,214	$—	$135,629
Segment operating income	1,546	4,420	43	6,009

Fiscal Year 2006:
Net sales	$58,067	$60,208	$—	$118,275
Segment operating income	4,200	6,569	130	10,899
The following reconciles the Segment Operating Income to the consolidated income before income taxes for the three months and six months ended December 30, 2006 and December 31, 2005.

	Three Months Ended		Six Months Ended
	December 30,	December	December 30,	December 31,
	2006	31, 2005	2006	2005
Segment operating income	$2,521	$4,934	$6,009	$10,899
Unallocated interest expense	1,482	997	2,429	1,682

Consolidated income before taxes	$1,039	$3,937	$3,580	$9,217

Note O—Extraordinary Gain

During the first quarter of fiscal 2007, we recorded an extraordinary gain associated with the final earn-out payment made to the former M. J. Soffe shareholders. In the purchase accounting for Soffe in October 2003, we recorded a liability for the contingent earn-out payments. Based on the final outcome of the payments, we had a $1.1 million accrual remaining. The reversal of this accrual created an extraordinary gain, net of taxes, of $0.7 million in the three months ended September 30, 2006.
Note P—Other Items
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
BUSINESS OUTLOOK
For the second fiscal quarter, our sales increased 26.4%, to a record $72.9 million. The sales increase was driven from the addition of FunTees and sales growth in Soffe, offset by lower sales in the Delta catalog and Junkfood businesses. While we were disappointed with our Delta catalog sales of basic t-shirt products, we were successful in increasing our selling prices and reducing freight incentives, which are important steps in our plans to improve our results in our activewear segment. On October 2, 2006 we completed our acquisition of FunTees. Revenue in this business, along with our existing private label business, met our expectations for the quarter. We are in the process of consolidating all of our private label business into the FunTees operations and expect the private label business will be a significant contributor to our sales and earnings growth in the future.
We expect the FunTees business will give us additional volume to further leverage our fixed manufacturing cost. FunTees also provides us with offshore decorating operations, allowing us to provide more value-added services to our existing customers and to new customers looking for a full package offering. In the second half of fiscal 2007, we should complete the transfer of the FunTees fabric production to our existing Delta facilities, which is expected to reduce fixed cost by over $2 million annually, beginning in fiscal year 2008 as these lower-cost products flow through sales. We also believe there are cost savings opportunities in the sewing and printing facilities located in Mexico and El Salvador. In the short-term, we believe we can improve our cost by $0.5 million annually, with additional savings available on a longer-term basis. We are also focusing on information system integrations, which are expected to be completed over the next year. In addition to cost savings, the system integration benefits also includes improved production planning and inventory management and additional manufacturing information which should assist in operating our facilities more efficiently.
During the second quarter, we continued our progress on our initiative to build a new, state-of-the-art textile facility in Honduras. This plant should ultimately produce approximately one million pounds of fabric a week primarily supporting our activewear segment. We expect production to begin in the facility in the first half of fiscal year 2008. At full production, we expect this investment to improve our fabric cost by approximately $7 million over our current cost structure.
Through these initiatives, we believe our activewear segment can generate operating margins in the 8% to 10% range. The improved profitability, combined with better inventory management, should allow us to generate a return on investment in the activewear segment above the typical apparel industry.
In our retail-ready segment, our Soffe business performed well during the quarter and their merchandise continues to enjoy strong sell-through at retail. We expect our merchandising strategies to continue to drive consumer demand for our products and attract additional retailers of our product. Apparel sales at most of Junkfood’s customer base, particularly the specialty chain stores, continue to be weak. Sales of premium licensed t-shirts remain slow, and retailers are cautious of adding additional products or vendors. As such, we have reduced our sales outlook in the Junkfood business in the second half of this fiscal year based on the weakness that we continue to see at retail. We are developing new licensed and non- licensed products and have received positive results from our test shipments. Our kids and infants lines have continued to grow and we are currently taking steps to further develop our men’s offerings.
On a longer term view we remain very encouraged with the opportunities we see with our retail-ready segment. Although the higher gross margins in the branded business are somewhat offset by higher marketing, distribution and royalty costs, we believe this segment will continue to generate strong operating margins and produce an impressive return on the capital invested in the business. To drive growth in this segment, we plan to develop several of the less known brands that we currently own, including Sweet & Sour and Junk Mail which are a part of Junkfood business, and Intensity Athletics and Cape Fear in the Soffe business. Although brand building can be a slow process, we believe the long-term results can be significant. Over the long-term, we expect this business segment to produce operating margins in the 13 to 15% range. While we are currently operating at the low-end of this range, we see opportunity for improvement as we build our brands and continue to improve our cost structure.
EARNINGS GUIDANCE
For the third fiscal quarter ending March 31, 2007, we expect sales to be in the range of $84 to $88 million and diluted earnings to be in the range of $0.31 to $0.35 per share. This compares to the prior year third fiscal quarter actual sales of $69.4 million and diluted earnings of $0.31 per share. We expect diluted earnings to be higher for the third quarter of 2007 than in the prior year third quarter due primarily to higher sales expectations for our Soffe business and the FunTees acquisition. For the full fiscal year, we expect net sales to be in the range of $315 to $330 million and diluted earnings per share to be in the range of $1.33 to $1.46. This compares to fiscal year 2006 net sales of $270.1 million and diluted earnings of $1.71 per share. Overall we remain cautious of the current weak retail demand and have considered this as we plan our business for the second half of fiscal year 2007.
RESULTS OF OPERATIONS
Net sales for the second quarter of fiscal year 2007 increased 26.4% to $72.9 million compared to $57.7 million for the second quarter of the prior year. In the activewear segment, sales increased by 65.2% from the acquisition of the FunTees business, offset partially by a decline of approximately 9% in the core Delta activewear business. Average selling prices improved by 3.8% from the prior year second quarter, but were offset by a 12.6% decline in unit volume in the Delta catalog business being driven by lower volumes in the basic t-shirt products. Retail-ready apparel sales declined 11.5% to $25.9 million, driven by lower sales in the Junkfood business. While Junkfood sales improved from the first quarter of fiscal 2007, they were lower than their second quarter prior year level. In the prior year second quarter, Junkfood achieved dramatic sales growth, selling almost twice its historical levels. The Soffe business continued to increase its sales, achieving over a 22% increase in sales from its prior year second quarter. For the six months ended December 30, 2006, net sales increased 14.7% to $135.6 million compared to $118.3 million in the prior year. The sales increase was driven by the acquisition of

FunTees and to a lesser degree by sales growth in the Soffe business, offset by lower sales in the Delta activewear and Junkfood businesses.
Gross profit as a percentage of net sales decreased to 22.1% in the second quarter of fiscal year 2007 from 31.7% in the second quarter of the prior year. The 960 basis point decline was primarily the result of higher raw material prices, lower sales in the higher margin licensed apparel products and additional costs incurred from the integration of FunTees’ textile operations. The addition of FunTees reduced overall gross margins in the second fiscal quarter as sales from its private label business carry lower gross margins than our branded business. Gross profit as a percentage of net sales was 24.6% for the first six months of fiscal year 2007 from 31.3% in the prior year period, for the same reasons as described above. Our gross margins may not be comparable to other companies, since some entities include costs related to their distribution network in cost of goods sold and we exclude a portion of them from gross margin and include them in selling, general and administrative expenses.
Selling, general and administrative expenses, including the provision for bad debts, for the second quarter of fiscal year 2007 were $13.6 million, or 18.7% of sales, compared to $13.8 million, or 23.9% of sales for the same period in the prior year. Selling, general and administrative expenses as a percentage of sales declined 520 basis points due to the lower costs associated with the FunTees business and lower management incentive expenses. Selling, general and administrative expenses, including the provision for bad debts, for the first six months of fiscal year 2007 were $27.5 million, or 20.3% of sales, compared to $26.5 million, or 22.4% of sales for the same period in the prior year. The lower selling, general and administrative expenses as a percentage of sales in the second fiscal 2007 quarter were offset by increased general and administrative expenses associated with the Junkfood business in the first fiscal 2007 quarter, as the Junkfood business was included in operations for the full thirteen weeks in the first quarter of fiscal year 2007 as compared to only six weeks in the first quarter of fiscal year 2006.
Operating income for the second quarter of fiscal year 2007 was $2.5 million, a decrease of $2.0 million, or 44.9%, from $4.5 million in the second quarter of the prior year. Operating income for the first six months of fiscal year 2007 decreased to $5.9 million, or 43.6%, from $10.5 million for the first six months of the prior year. The decreases were primarily the result of the factors previously described.
Other income for the three months ended December 30, 2006 was $42 thousand compared to other income of $0.4 million in the second quarter of the prior year. In the three months ended December 31, 2005, we recorded $0.4 million related to a gain on an insurance recovery related to Hurricane Katrina.
Net interest expense for the second quarter of fiscal year 2007 was $1.5 million, an increase of $0.5 million, or 48.6%, from $1.0 million for the prior year second quarter. The increase in interest expense was primarily due to the higher debt levels resulting from the acquisition of FunTees. Interest rates also increased during fiscal year 2007 from fiscal year 2006 by approximately 130 basis points, contributing to the higher interest expense.
Our effective income tax rate for the six months ended December 30, 2006 was 38.4%, compared to 37.6% for the fiscal year ended July 1, 2006. Our effective income tax rate for the six months ended December 30, 2006 is higher than for the year ended July 1, 2006 primarily as a result of a lower percentage of permanent income deductions associated with offshore operations during the six months ended December 30, 2006.
During the first quarter of fiscal year 2007, we recorded an extraordinary gain associated with the final earn-out payment made to the former M. J. Soffe shareholders. This extraordinary gain, net of taxes, was $0.7 million, or $0.08 per diluted share.
Accounts receivable decreased $10.8 million from July 1, 2006 to $36.7 million on December 30, 2006. The decrease in accounts receivable was primarily the result of lower sales during the quarter ended December 30, 2006 compared to the quarter ended July 1, 2006, partially offset by higher days sales outstanding. In addition, receivables on December 30, 2006 included $10.0 million related to FunTees.
Inventories increased $28.2 million from July 1, 2006 to $131.9 million on December 30, 2006. The increase in inventory is primarily the result of the acquisition of FunTees. In addition, our inventory levels increase in the second fiscal quarter as we prepare for the spring selling season. We monitor our inventory levels closely and adjust our production schedules to manage our overall inventory levels.
Capital expenditures in the second quarter of fiscal year 2007 were $1.8 million compared to $1.5 million in the second quarter of the prior year. Capital expenditures in the first six months of fiscal year 2007 totaled $2.9 million compared to $2.7 million in the first six months of the prior year. Capital expenditures in fiscal year 2007 primarily related to upgrades in information technology systems, the integration of FunTees operations and maintenance capital in our textile operations. The expenditures in the prior year primarily related to our new West Coast distribution center and investments to lower our costs in our manufacturing facilities.
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
We have an $85 million credit facility with Wachovia Bank, National Association, as Agent. We expect to increase the availability under our credit facility to $90 million in our third fiscal quarter. Availability under our credit facility is subject to borrowing base limitations based on the value and type of collateral provided. The credit facility is secured by a first-priority lien on substantially all of the real and personal property of Delta Apparel, Junkfood, and M. J. Soffe Co. All loans under the credit agreement bear interest at rates based on an adjusted LIBOR rate plus an applicable margin or the bank’s prime rate plus an applicable margin. The facility requires installment payments of approximately $178,000 per month in connection with fixed asset amortizations, and these amounts reduce the amount of availability under the facility. Our credit facility contains limitations on, or prohibitions of, cash dividends. We are allowed to make cash dividends in amounts such that the aggregate amount paid to shareholders since May 16, 2000 does not exceed twenty-five percent (25%) of our cumulative net income calculated from May 16, 2000 to the date of determination.
On October 2, 2006 in conjunction with the acquisition of Fun-Tees, Inc. we amended our loan agreement. The amendment consented to the acquisition of Fun-Tees and allowed the assets of Fun-Tees to be included as collateral on the loan. In addition, it eliminated some limitations or restrictions with regards to dividend payments and stock repurchases.
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
In addition to the credit facility with Wachovia Bank, National Association, we have a seller note payable to the former Junkfood shareholders pursuant to the Asset Purchase Agreement dated as of August 22, 2005. The seller note bears interest at 9% which is payable quarterly, and has a three-year term. During the quarter ended September 30, 2006, we made the first annual principal payment of $0.5 million. At December 30, 2006, we had $2.0 million outstanding under the seller note.
At December 30, 2006, we had $76.4 million outstanding under our credit facility with Wachovia Bank, National Association, at an average interest rate of 6.9%.
Pursuant to the First Amendment to Amended and Restated Stock Purchase Agreement related to the October 2003 Soffe acquisition, amounts were payable to the prior shareholders of M. J. Soffe if specified financial performance targets were met by M. J. Soffe Co. during the annual period beginning on October 2, 2005 and ending on September 30, 2006 (the “Earnout Amount”). The Earnout Amount was capped at a maximum aggregate amount of $4.0 million and was payable five business days subsequent to the filing of the Form 10-Q for the first fiscal quarter of fiscal year 2007. Based on the financial performance achieved, we paid the final Earnout Amount of $2.4 million to the prior shareholders of M. J. Soffe in November 2006.
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
Operating Cash Flows
Net cash provided by operating activities was $2.1 million and $3.5 million for the first six months of fiscal years 2007 and 2006, respectively. Our cash flow from operating activities is primarily due to net income plus depreciation and amortization and changes in working capital. We monitor changes in working capital by analyzing our investment in accounts receivable and inventories and by the amount of accounts payable. During the first six months of fiscal year 2007, our cash flow provided by operating activities was primarily from an increase in inventory and a decrease in accounts payable and accrueds, partially offset by net income plus depreciation, non-cash compensation, and a decrease in accounts receivables. At the end of fiscal year 2006, we were granted extended terms with certain vendors which were then paid during the first quarter of the fiscal year. The increase in inventory levels is primarily due to the seasonality of our business as we typically increase our inventory levels in the second quarter of the fiscal year in preparation for the spring selling season. The cash provided by operating activities during the first six months of fiscal year 2006 was primarily from net income plus depreciation and amortization and a decrease in accounts receivables, offset partially by an increase in inventory and a decrease in accounts payable and accrued expenses.
Investing Cash Flows
During the six months ended December 30, 2006, we used $2.9 million in cash for purchases of property, plant and equipment, primarily related to upgrades in information technology systems, the integration of the FunTees operations and maintenance capital in our textile operations. On October 2, 2006, we completed the acquisition of substantially all of the assets of Fun-Tees, Inc. We paid $20 million in cash at closing, plus acquisition costs. In addition, we paid $3.3 million to the former Junkfood shareholders related to the earnout period ended July 1, 2006 and paid $2.4 million to the prior shareholders of M.J. Soffe based on the financial performance achieved for the twelve months ended September 30, 2006. This is the final earn-out payment due to the former M.J. Soffe shareholders. During the six months ended December 31, 2005, we acquired the Junkfood business for $27.4 million and Intensity Athletics, Inc. for $0.8 million, inclusive of direct costs associated with the acquisitions. In addition, we used $2.7 million in cash for purchases of property, plant and equipment and invested $1.4 million in a joint venture in Honduras.
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
Financing Activities
For the first six months of fiscal year 2007, cash provided by financing activities was $26.4 million primarily related to proceeds from our revolving credit facility with Wachovia Bank, National Association. For the six months ended December 31, 2005, financing activities provided $29.4 million in cash, primarily related to proceeds from our revolving credit facility with Wachovia Bank, National Association. The proceeds were primarily used for the acquisition of Fun Tees, Inc on October 2, 2006. We paid dividends to our shareholders totaling $0.9 million and $0.7 million in the first six months of fiscal years 2007 and 2006, respectively.
Based on our expectations, we believe that our $85 million credit facility should be sufficient to satisfy our foreseeable working capital needs and that the cash flow generated by our operations and funds available under our credit facility should be sufficient to service our debt payment requirements, to satisfy our day-to-day working capital needs, to fund our planned capital expenditures, to fund purchases of our stock as described below, and to fund the payment of dividends as described below. We do, however, anticipate that we will amend our credit facility in the third quarter to increase our credit facility from $85 million to $90 million. The purpose of the increase is to give us greater flexibility to make share repurchases in the future. Any material deterioration in our results of operations, however, may result in us losing our ability to borrow under our credit facility and to issue letters of credit to suppliers or may cause the borrowing availability under the facility to be insufficient for our needs.
Purchases by Delta Apparel of its Own Shares
During the six months ended December 30, 2006, we purchased 28,870 shares of our common stock at a cost of approximately $0.5 million. All purchases are made at the discretion of our management. No shares of our common stock were purchased during the six months ended December 31, 2005. Since the inception of the Stock Repurchase Program through December 30, 2006, we have purchased 856,871 shares of our common stock for an aggregate of $6.2 million. We have authorization from our Board of Directors to spend up to $11.0 million for share repurchases under the Stock Repurchase Program. As of December 30, 2006, $4.8 million remains available for future purchases.
Dividend Program
On October 27, 2006 our Board declared a cash dividend of five cents per share of common stock pursuant to our quarterly dividend program. We paid the dividend on November 27, 2006 to shareholders of record as of the close of business on November 15, 2006. On January 18, 2007, our Board declared a cash dividend of five cents per share of common stock which is payable on February 26, 2007 to shareholders of record as of the close of business on February 14, 2007. Although the Board may terminate or amend the program at any time, we currently expect to continue the quarterly dividend program.
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
Income Taxes
We use the liability method of accounting for income taxes, which requires recognition of temporary differences between financial statement and income tax basis of assets and liabilities measured by enacted tax rates. We have recorded deferred tax assets for certain state operating loss carryforwards and nondeductible accruals. We established a valuation allowance related to certain of the state operating loss carryforward amounts in accordance with the provisions of FASB Statement No. 109, Accounting for Income Taxes. We continually review the adequacy of the valuation allowance and recognize the benefits of deferred tax assets if reassessment indicates that it is more likely than not that the deferred tax assets will be realized based on earnings forecasts in the respective tax locations. As of December 30, 2006, we had operating loss carryforwards of approximately $7.5 million for state tax purposes. The valuation allowance against the operating loss carryforwards was $177 thousand at December 30, 2006. These carryforwards expire at various intervals through 2020.
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
Yarn with respect to which we have fixed cotton prices at December 30, 2006 was valued at $20.0 million, and is scheduled for delivery between January 2007 and June 2007. At December 30, 2006, a 10% decline in the market price of the cotton covered by our fixed price yarn would have had a negative impact of approximately $1.4 million on the value of the yarn. At July 1, 2006, a 10% decline in the market price of the cotton covered by our fixed price yarn would have had a negative impact of approximately $1.7 million on the value of the yarn. The impact of a 10% decline in the market price of the cotton covered by our fixed price yarn would have had a smaller impact at December 30, 2006 than at July 1, 2006 due to having less fixed price yarn at December 30, 2006 than at July 1, 2006.

We may use derivatives, including cotton option contracts, to manage our exposure to movements in commodity prices. We do not designate our options as hedge instruments upon inception. Accordingly, we mark to market changes in the fair market value of the options as other income or expense in the statements of income. We did not own any cotton options contracts on December 30, 2006.
INTEREST RATE SENSITIVITY
Our credit agreement provides that outstanding amounts bear interest at variable rates. If the amount of outstanding indebtedness at December 30, 2006 under the revolving credit facility had been outstanding during the entire three months ended December 30, 2006 and the interest rate on this outstanding indebtedness were increased by 100 basis points, our interest expense would have increased by approximately $0.2 million, or 12.9% of actual interest expense, during the quarter. This compares to an increase of $0.5 million, or 12.6% of actual interest expense, for the 2006 fiscal year, or an average of $0.1 million per quarter, based on the outstanding indebtedness at July 1, 2006. The actual increase in interest expense resulting from a change in interest rates would depend on the magnitude of the increase in rates and the average principal balance outstanding.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 30, 2006 and, based on the evaluation of these controls and procedures, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the evaluation date.
Changes in Internal Control Over Financial Reporting
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated whether any change in our internal control over financial reporting occurred during the second quarter of fiscal 2007. Based on that evaluation, we have concluded that there has been no change in our internal control over financial reporting during the second quarter of fiscal 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We are currently evaluating the internal control over financial reporting at FunTees and Junkfood Clothing Company and expect that we will take action to strengthen the internal control over financial reporting at FunTees and Junkfood Clothing Company during the current fiscal year.

PART II. OTHER INFORMATION
Item 4. Submission of Matters to a Vote of Security Holders
The following summarizes the votes at the Annual Meeting of the Company’s shareholders held on November 9, 2006:

					Broker
Election of Directors	For	Against	Withheld	Abstentions	Non-votes
David S. Fraser	8,033,913	N/A	42,690	N/A	N/A
William F. Garrett	7,992,811	N/A	83,792	N/A	N/A
Robert W. Humphreys	8,033,461	N/A	43,142	N/A	N/A
Dr. Max Lennon	7,993,143	N/A	83,460	N/A	N/A
E. Erwin Maddrey, II	7,993,539	N/A	83,064	N/A	N/A
Philip J. Mazzilli	8,033,749	N/A	42,854	N/A	N/A
Buck A. Mickel	7,992,519	N/A	84,084	N/A	N/A
David Peterson	7,994,611	N/A	81,992	N/A	N/A

Ratification of the Appointment of Ernst & Young LLP as Independent Auditors for Fiscal Year 2007	8,056,702	18,265	N/A	1,636	—
Item 6. Exhibits
Exhibits
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DELTA APPAREL, INC.
(Registrant)

February 5, 2007	By: /s/ Deborah H. Merrill

Date	Deborah H. Merrill
Vice President, Chief Financial
Officer and Treasurer