Form 10-Q
period 2007-03-31
DELTA APPAREL INC
filed 2007-05-04
CIK 1101396

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
Yes ☐ No ☑.
As of April 24, 2007, there were outstanding 8,450,295 shares of the registrant’s common stock, par value of $0.01, which is the only class of the outstanding common or voting stock of the registrant.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
DELTA APPAREL, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)
(Unaudited)

	March 31,	July 1,
	2007	2006
Assets
Current assets:
Cash	$465	$642
Accounts receivable, net	49,046	47,525
Income taxes receivable	1,023	—
Inventories, net	132,534	103,660
Prepaid expenses and other current assets	3,253	2,708
Deferred income taxes	2,217	2,710

Total current assets	188,538	157,245

Property, plant and equipment, net	26,584	21,164
Goodwill	14,223	13,888
Other intangibles, net	8,212	8,579
Other assets	2,317	2,247

Total assets	$239,874	$203,123

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$36,167	$27,862
Accrued expenses	19,712	21,504
Income taxes payable	—	986
Current portion of long-term debt	2,938	3,683

Total current liabilities	58,817	54,035

Long-term debt	75,464	46,967
Deferred income taxes	942	1,123
Other liabilities	7	10

Total liabilities	135,230	102,135

Stockholders’ equity:
Preferred stock—2,000,000 shares authorized; none issued and outstanding	—	—
Common stock—par value $.01 a share, 15,000,000 shares authorized, 9,646,972 shares issued, and 8,485,695 and 8,562,821 shares outstanding as of March 31, 2007 and July 1, 2006, respectively	96	96
Additional paid-in capital	55,285	54,672
Retained earnings	57,855	53,412
Treasury stock—1,161,277 and 1,084,151 shares as of March 31, 2007 and July 1, 2006, respectively	(8,592)	(7,192)

Total stockholders’ equity	104,644	100,988

Total liabilities and stockholders’ equity	$239,874	$203,123

See accompanying notes to condensed consolidated financial statements.

DELTA APPAREL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,	April 1,	March 31,	April 1,
	2007	2006	2007	2006

Net sales	$85,013	$69,365	$220,642	$187,640
Cost of goods sold	64,294	50,149	166,494	131,461

Gross profit	20,719	19,216	54,148	56,179

Selling, general and administrative expenses	15,471	13,953	42,984	40,421

Operating income	5,248	5,263	11,164	15,758

Other (expense) income, net	(18)	(128)	74	276
Interest expense, net	1,384	1,056	3,813	2,738

Income before provision for income taxes and extraordinary gain	3,846	4,079	7,425	13,296

Provision for income taxes	1,068	1,335	2,440	4,799

Income before extraordinary gain	2,778	2,744	4,985	8,497

Extraordinary gain, net of taxes	—	—	672	—

Net income	$2,778	$2,744	$5,657	$8,497

Basic earnings per share
Income before extraordinary gain	$0.33	$0.32	$0.58	$0.99
Extraordinary gain, net of taxes	—	—	0.08	—

Net income	$0.33	$0.32	$0.66	$0.99

Diluted earnings per share
Income before extraordinary gain	$0.32	$0.31	$0.57	$0.98
Extraordinary gain, net of taxes	—	—	0.08	—

Net income	$0.32	$0.31	$0.65	$0.98

Weighted average number of shares outstanding	8,524	8,622	8,536	8,591
Dilutive effect of stock options	162	108	165	54

Weighted average number of shares assuming dilution	8,686	8,730	8,701	8,645

Cash dividends declared per common share	$0.05	$0.04	$0.15	$0.12
See accompanying notes to condensed consolidated financial statements.

DELTA APPAREL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Nine Months Ended
	March 31,	April 1,
	2007	2006
Operating activities:
Net income	$5,657	$8,497
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,838	3,544
Deferred income taxes	(109)	(879)
Loss (gain) on sale of property and equipment	33	(35)
Extraordinary gain on earn-out payment	(672)	—
Non-cash stock compensation	1,429	2,447
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed in connection with business acquisitions:
Accounts receivable	7,956	6,860
Inventories	(9,366)	(9,857)
Prepaid expenses and other current assets	(419)	(524)
Other non-current assets	143	53
Accounts payable and accrued expenses	(190)	(1,962)
Income taxes	(2,009)	(1,217)
Other liabilities	(321)	(3,382)

Net cash provided by operating activities	5,970	3,545

Investing activities:
Purchases of property, plant and equipment	(5,402)	(4,093)
Proceeds from sale of property, plant and equipment	6	142
Acquisition of business	(25,798)	(28,237)
Cash invested in joint venture	—	(1,814)

Net cash used in investing activities	(31,194)	(34,002)

Financing activities:
Repayment of Soffe revolving credit facility, net	—	(11,781)
Proceeds from borrowings of long-term debt	227,214	121,852
Repayment of long-term debt	(199,462)	(78,107)
Cash paid for common stock	(1,447)	(408)
Proceeds from exercise of stock options	23	158
Dividends paid	(1,281)	(1,031)

Net cash provided by financing activities	25,047	30,683

Net (decrease) increase in cash	(177)	226

Cash at beginning of period	642	298

Cash at end of period	$465	$524

Supplemental cash flow information:
Cash paid for interest	$3,410	$2,478

Cash paid for income taxes	$4,585	$6,844

Non-cash financing activity—common stock issued under option plan	$90	$1,428

See accompanying notes to condensed consolidated financial statements.

DELTA APPAREL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Amounts in thousands, unless otherwise noted and excluding share and per share amounts)
Note A—Basis of Presentation
We prepared the accompanying interim condensed consolidated financial statements in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. We believe these condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation. Operating results for the three and nine months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending June 30, 2007. For more information regarding our results of operations and financial position refer to the consolidated financial statements and footnotes included in our Form 10-K for the year ended July 1, 2006, filed with the Securities and Exchange Commission.
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
In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. We are currently evaluating the effect that the adoption of SFAS 157 will have on our financial position and results of operations and do not expect that the adoption of this statement will have a material impact on our financial statements.
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
Note D—Acquisitions
On October 2, 2006, we completed the acquisition of substantially all of the assets of Fun-Tees, Inc. and its business of designing, manufacturing, marketing, and selling private labeled knitted custom t-shirts (the “Acquisition”). The assets acquired include substantially all of the equipment, inventories, and accounts receivable of the business. The Acquisition was consummated pursuant to an Asset Purchase Agreement dated as of August 17, 2006. The aggregate consideration paid at closing for substantially all of the assets of Fun-Tees, Inc. consisted of a cash payment of $20.0 million, subject to certain post-closing adjustments, including an adjustment based on the actual working capital purchased. On April 12, 2007, we paid an additional $1.8 million as an adjustment for the actual working capital purchased.
We funded the Acquisition through draws under our revolving credit facility, which was amended in conjunction with the Acquisition. The amendment consented to the acquisition of Fun-Tees and allowed the assets of Fun-Tees to be included as collateral on the loan. In addition, the amendment eliminated some limitations on restrictions with regards to dividend payments and stock repurchases.
Fun-Tees was founded in 1972 and is headquartered in Concord, North Carolina. We expect to integrate the FunTees textile operations into our Maiden, North Carolina facility during fiscal year 2007 and to maintain the Fun-Tees off-shore cutting, sewing and decorating facilities located in El Salvador and Campeche, Mexico.
The acquisition of FunTees was accounted for using the purchase method of accounting. The purchase price of the acquisition was allocated to the assets and related liabilities based on their fair values. Based on our purchase price allocation, no value was placed on intangible assets and no goodwill was recorded in conjunction with the FunTees acquisition.

The results of FunTees’ operations have been included in the consolidated financial statements since the acquisition date. The consolidated balance sheet reflects the purchase price allocation of the assets acquired and the liabilities assumed. The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of the acquisition:

Cash consideration	$21,784
Direct merger costs	246

$22,030

Accounts receivable	$9,477
Inventories	19,508
Other current assets	126
Other assets	213
Property, plant and equipment	3,778
Current liabilities	(10,755)
Other liabilities	(317)

Fair value of net assets acquired	$22,030

The unaudited pro forma financial information presented below gives effect to the FunTees acquisition as if it had occurred as of the beginning of fiscal year 2007 and fiscal year 2006. The information presented below is for illustrative purposes only and is not indicative of results that would have been achieved or results that may be achieved in the future.

	Three Months Ended		Nine Months Ended
	March 31,	April 1,	March 31,	April 1,
	2007	2006	2007	2006
Net sales	$85,013	$88,127	$239,554	$239,458
Net income, before extraordinary gain	2,320	2,584	4,378	8,696
Net income per share, before extraordinary gain
Basic	$0.27	$0.30	$0.51	$1.01
Diluted	$0.27	$0.30	$0.50	$1.01
Note E—Inventories
Inventories consist of the following:

	March 31,	July 1,
	2007	2006
Raw materials	$11,515	$5,537
Work in process	29,175	27,534
Finished goods	91,844	70,589

	$132,534	$103,660

Note F—Goodwill and Intangible Assets
Components of intangible assets are as follows:

	March 31,	Economic
	2007	Life

Goodwill	$14,223	N/A

Intangibles:
Tradename/trademarks	1,530	20 yrs
Customer relationships	7,220	20 yrs
Non-compete agreements	250	5 yrs

Total intangibles	9,000

Total goodwill and intangibles	23,223

Less accumulated amortization	(788)

	$22,435

Amortization expense for intangible assets was $0.1 million and $0.4 million for the three and nine months ended March 31, 2007, respectively. We estimate amortization expense will be approximately $0.1 million for the remainder of fiscal year 2007, $0.5 million for each of the fiscal years 2008 through 2010, and approximately $0.4 million in succeeding fiscal years.
Note G—Debt
On August 22, 2005, Delta Apparel, Junkfood, and M. J. Soffe Co. entered into a Second Amended and Restated Loan and Security Agreement (the “Amended Loan Agreement”) with Wachovia Bank, National Association, as Agent, and the financial institutions named in the Amended Loan Agreement as Lenders.
On October 2, 2006, in conjunction with the acquisition of Fun-Tees, we entered into the First Amendment to the Second Amended and Restated Loan and Security Agreement and Consent. The First Amendment consented to the acquisition of Fun-Tees and allowed the assets of Fun-Tees to be included as collateral on the loan. In addition, it eliminated certain limitations or restrictions with regards to dividend payments and stock repurchases.
On February 26, 2007, we entered into the Second Amendment to the Amended Loan Agreement. The Second Amendment increased our line of credit to $90 million.
Pursuant to the Amended Loan Agreement, our credit facility provides a line of credit of $90 million (subject to borrowing base limitations based on the value and type of collateral provided) that matures in August 2008. The credit facility is secured by a first-priority lien on substantially all of the real and personal property of Delta Apparel, Junkfood, and M. J. Soffe Co. All loans under the credit agreement bear interest at rates based on an adjusted LIBOR plus an applicable margin or the bank’s prime rate plus an applicable margin. The facility requires installment payments of approximately $178,000 per month in connection with fixed asset amortizations, and these amounts reduce the amount of availability under the facility. Our credit facility contains limitations on, or prohibitions of, cash dividends. We are allowed to make cash dividends in amounts such that the aggregate amount paid to shareholders since May 16, 2000 does not exceed twenty-five percent (25%) of our cumulative net income calculated from May 16, 2000 to the date of determination. At March 31, 2007 and July 1, 2006 there was $10.9 million and $10.8 million, respectively, of retained earnings free of restrictions for the payment of dividends.
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
In addition to the credit facility with Wachovia Bank, National Association, we have a seller note payable to the former Junkfood shareholders pursuant to the Asset Purchase Agreement dated as of August 22, 2005. The seller note bears interest at 9% which is payable quarterly, and has a three-year term. During the quarter ended September 30, 2006, we made the first annual principal payment of $0.5 million. At March 31, 2007, we had $2.0 million outstanding under the seller note.
In March 2007 we received funding in anticipation of our closing of a loan agreement with Banco Ficohsa, a Honduran bank, for our capital expansion in Honduras. The loan is expected to be secured by a first-priority lien on the assets of our Honduran operations. The loan bears interest at LIBOR plus 2%, payable monthly, and is expected to have a six year term. At March 31, 2007, we had $1.0 million outstanding on this loan.
Note H—Selling, General and Administrative Expense
We include in selling, general and administrative expenses, costs incurred subsequent to the receipt of finished goods at our distribution facilities, such as the cost of stocking, warehousing, picking and packing, and shipping goods for delivery to our customers. In addition, selling, general and administrative expenses include costs related to sales associates, administrative personnel cost, advertising and marketing expenses and general and administrative expenses. For the third quarter of fiscal years 2007 and 2006, distribution costs included in selling, general and administrative expenses totaled $3.7 million and $3.7 million, respectively. For the first nine months of fiscal years 2007 and 2006, distribution costs included in selling, general and administrative expenses totaled $10.5 million and $10.2 million, respectively.
Note I—Stock Options and Incentive Stock Awards
We maintain certain stock-based compensation plans that are described in Note 13 to the Consolidated Financial Statements included in our 2006 Annual Report to Shareholders. Effective July 3, 2005, we adopted the fair-value recognition provisions of Statement 123(R) and the Securities and Exchange Commission Staff Accounting Bulletin No. 107 (“SAB 107”). No options were granted under the Delta Apparel Stock Option Plan (“Option Plan”) or the Delta Apparel Incentive Stock Award Plan (“Award Plan”) during the quarter ended March 31, 2007.
Option Plan
We expensed $0.2 million in each of the third quarters of fiscal years 2007 and 2006 in conjunction with our Option Plan. For the first nine months of each of fiscal years 2007 and 2006, we expensed $0.6 million. As of March 31, 2007, there was $1.9 million of total unrecognized compensation cost related to non-vested stock options under the Option Plan. This cost is expected to be recognized over a period of 2.25 years. Stock compensation expense is included in the cost of sales and selling, general and administrative expense line items of our statements of income on a straight-line basis over the vesting periods.
Award Plan
Compensation expense recorded under the Award Plan was $0.1 million and $0.5 million in the third quarter of fiscal years 2007 and 2006, respectively. For the first nine months of fiscal years 2007 and 2006, we expensed $0.8 million and $1.8 million, respectively, in conjunction with our Award Plan. Stock compensation expense is included in the cost of sales and selling, general and administrative expense line items of our statements of income over the vesting periods. As of March 31, 2007, there was $0.7 million of total unrecognized compensation cost related to non-vested awards under the Award Plan. This cost is expected to be recognized over a period of 0.4 years.
Note J—Purchase Contracts
We have entered into agreements, and have fixed prices, to purchase natural gas, yarn, finished fabric and finished apparel products for use in our manufacturing operations. At March 31, 2007, minimum payments under these non-cancelable contracts were as follows:

Natural gas	$256
Yarn	22,084
Finished fabric	376
Finished apparel products	2,659

$25,375

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
Note L—Stockholders’ Equity
Stock Repurchase Program
We have authorization from our Board of Directors to spend up to an aggregate of $11.0 million for share repurchases under the Stock Repurchase Program. All purchases are made at the discretion of our management. We purchased 55,100 shares of our common stock during the three months ended March 31, 2007 for an aggregate of $0.9 million. Since the inception of the Stock Repurchase Program, we have purchased 911,971 shares of our common stock pursuant to the program for an aggregate of $7.2 million. As of March 31, 2007, $3.8 million remains available for future purchases.
Quarterly Dividend Program
On January 18, 2007, our Board declared a cash dividend of five cents per share of common stock pursuant to our quarterly dividend program. We paid the dividend on February 26, 2007 to shareholders of record as of the close of business on February 14, 2007. On April 25, 2007, our Board declared a cash dividend of five cents per share of common stock which is payable on May 29, 2007 to shareholders of record as of the close of business on May 16, 2007. Although the Board may terminate or amend the program at any time, we currently expect to continue the quarterly dividend program.
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

Information about our operations as of and for the three months ended March 31, 2007 and April 1, 2006, by operating segment, is as follows:

	Activewear	Retail-Ready	Corporate and
	Apparel	Apparel	Unallocated	Consolidated
Fiscal Year 2007:
Net sales	$52,328	$32,685	$—	$85,013
Segment operating income	1,140	4,090	—	5,230
Segment assets	133,220	106,654	—	239,874

Fiscal Year 2006:
Net sales	$36,550	$32,815	$—	$69,365
Segment operating income	1,207	3,882	46	5,135
Segment assets	102,471	100,325	—	202,796
Information about our operations as of and for the nine months ended March 31, 2007 and April 1, 2006, by operating segment, is as follows:

	Activewear	Retail-Ready	Corporate and
	Apparel	Apparel	Unallocated	Consolidated
Fiscal Year 2007:
Net sales	$129,744	$90,898	$—	$220,642
Segment operating income	2,687	8,508	43	11,238

Fiscal Year 2006:
Net sales	$94,617	$93,023	$—	$187,640
Segment operating income	5,407	10,451	176	16,034
The following reconciles the Segment Operating Income to the consolidated income before income taxes for the three months and nine months ended March 31, 2007 and April 1, 2006.

	Three Months Ended		Nine Months Ended
	March 31,	April 1,	March 31,	April 1,
	2007	2006	2007	2006
Segment operating income	$5,230	$5,135	$11,238	$16,034
Unallocated interest expense	1,384	1,056	3,813	2,738

Consolidated income before taxes	$3,846	$4,079	$7,425	$13,296

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
Note P—Other Items
We assign a portion of our trade accounts receivable at our Junkfood division under a factor agreement. We account for our factoring agreement as a sale in accordance with SFAS 140. The assignment of these receivables is without recourse, provided that the customer orders are approved by the factor prior to shipment of the goods, up to a maximum for each individual account. The agreement does not include provisions for advances from the factor against the assigned receivables. The factor funds the accounts receivable upon collection, or, exclusive of disputed claims, upon 90 days after the due date. The amount due from the factor is included in our accounts receivable on our balance sheet and changes in the amount due from factor is included in our cash flow from operations. At March 31, 2007 our trade accounts receivable less allowances was $47.9 million, comprised of $47.0 million in unfactored accounts receivable, $2.7 million due from factor, and $1.8 million in allowances. At July 1, 2006 our accounts receivable less allowances was $45.8 million, comprised of $45.5 million in unfactored accounts receivable, $2.5 million due from factor, and $2.2 million in allowances.
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
BUSINESS OUTLOOK
Net sales for the three months ended March 31, 2007 increased 22.6% to a third quarter record of $85.0 million compared to $69.4 million in the prior year’s third quarter. The increase was primarily due to the addition of FunTees and sales growth in the Soffe business, offset by lower sales in the Delta catalog and Junkfood businesses. Net income for the third quarter was $2.8 million, or $0.32 per diluted share, compared to the prior year’s level of $2.7 million, or $0.31 per diluted share.
During the third fiscal quarter, we made progress on our integration of the FunTees business into our activewear segment. All of the U. S. manufacturing equipment that was purchased has been moved into our existing Maiden textile facility and the vast majority of the equipment is now operational. We are in the process of training our workforce to manufacture these higher fashion fabrics in smaller run sizes. While this has currently been disruptive to the overall output at Maiden and the costs have been higher than anticipated, we are making steady progress in improving the efficiencies at the facility. These higher production costs will continue to have a negative impact in our fourth fiscal quarter and into early fiscal 2008 as these higher cost inventories are sold. During the quarter we made good progress on increasing the utilization and productivity in the FunTees sewing and decorating plants in El Salvador and Mexico. We expect to reap the benefits of these productivity gains as volume increases in these facilities in the near future. We are also moving forward on our system integration project, which to date has focused on providing systems to manage a more complex product flow in our operations and to support production planning. As the project continues, we will convert to a single manufacturing system for all our facilities and then integrate our customer service and inventory control systems. We anticipate the information technology integration will continue for the next twelve months.
Our Delta business continues to experience higher raw material costs that have not been passed along to customers. We are, however, encouraged that demand for our private label and specialty products remains strong. We expect to be capacity constrained in the activewear segment until the second quarter of fiscal 2008 when we begin to get production from our new offshore textile facility. We intend to continue to reduce our inventories in the activewear segment during the next six months, which should position us well for the startup of the new Honduran facility.
Our retail ready segment continues to strengthen with double digit sales growth expected for fiscal 2007 from the Soffe business. Operating margins continue to improve as fixed costs are leveraged and improvements in the supply chain are made. Soffe is experiencing strong consumer response from its merchandising and marketing plans, including its Intensity Athletic brand, and we believe future growth is possible in both the Soffe and Intensity products.
The Junkfood business has improved throughout the third quarter, with increased demand for premium licensed t-shirts. We are seeing improvements in the boutique and mid-tier stores, kids and youth products and the men’s line. During the quarter we expanded our export distribution, which amounted to approximately ten percent of Junkfood’s third quarter revenue. This was driven by shipments to Japan, Europe and Canada. We have additional distribution agreements that should expand our export business in the future. We are seeing positive sales and market trends that have led to a sharp increase in our order backlog at Junkfood. We expect to have sales growth in the mid to high teens in our fourth fiscal quarter as compared to the prior year.
We anticipate completing fiscal year 2007 with record sales, although we will fall short of our original fiscal 2007 earnings expectations for the year. However, during the year we believe we have completed important steps that will allow us to continue to grow our sales and expand our earnings in future years.
EARNINGS GUIDANCE
For the fourth fiscal quarter ending June 30, 2007, we expect sales to be in the range of $100 to $106 million and diluted earnings to be in the range of $0.50 to $0.55 per share. This compares to the prior year fourth fiscal quarter actual sales of $82.5 million and diluted earnings of $0.73 per share. We expect diluted earnings to be lower for the fourth quarter of 2007 than in the prior year fourth quarter due primarily to manufacturing costs associated with the integration of FunTees. For the full fiscal year, we expect net sales to be in the range of $320 to $326 million and diluted earnings per share to be in the range of $1.15 to $1.20. This compares to fiscal year 2006 net sales of $270.1 million and diluted earnings of $1.71 per share.
RESULTS OF OPERATIONS
Net sales for the third quarter of fiscal year 2007 increased 22.6% to $85.0 million compared to $69.4 million for the third quarter of the prior year. In the activewear segment, sales increased by 43.2% from the acquisition of the FunTees business, which contributed $19.0 million, offset partially by a decline of approximately 8.7% in the core Delta activewear business. In the Delta catalog business, unit volume declined by 9.4% from the prior year third quarter, driven by lower volumes in the basic t-shirt products, which were offset by average selling prices improving by 0.7%. The pricing for basic t-shirts declined due to competition in the marketplace, which Delta chose not to match resulting in decreased volume but increased selling prices. Retail-ready apparel sales declined slightly by 0.4% to $32.7 million, driven by lower sales in the Junkfood business offset partially by increased sales in the Soffe business. While Junkfood sales declined from the third quarter of the prior year, it did meet management’s expectations. The Soffe business continued to increase its sales, achieving a 3.6% increase in sales from its prior year third quarter. For the nine months ended March 31, 2007, net sales increased 17.6% to $220.6 million compared to $187.6 million in the prior year. The sales increase was driven by the acquisition of FunTees, contributing $40.2 million, and by double digit growth in the Soffe business, offset by lower sales in the Delta activewear and Junkfood businesses.
Gross profit as a percentage of net sales decreased to 24.4% in the third quarter of fiscal year 2007 from 27.7% in the third quarter of the prior year. The 330 basis point decline was primarily the result of FunTees’ lower margin business, higher raw material prices and the additional costs incurred from the integration of FunTees’ textile operations. This decline was offset partially by higher margins in the retail-ready segment from decreased manufacturing costs. The addition of FunTees reduced overall gross margins in the third fiscal quarter as sales from its private label business generally carry lower gross margins than our branded business. Gross profit as a percentage of net sales was 24.5% for the first nine months of fiscal year 2007 compared to 29.9% in the prior year period, for the same reasons as described above. Our gross margins may not be comparable to other companies, since some companies include costs related to their distribution network in cost of goods sold and we exclude a portion of them from gross margin and include them in selling, general and administrative expenses.
Selling, general and administrative expenses, including the provision for bad debts, for the third quarter of fiscal year 2007 were $15.5 million, or 18.2% of sales, compared to $14.0 million, or 20.1% of sales for the same period in the prior year. Selling, general and administrative expenses as a percentage of sales declined 190 basis points due to the lower costs associated with the FunTees business and lower management incentive expenses. Selling, general and administrative expenses, including the provision for bad debts, for the first nine months of fiscal year 2007 were $43.0 million, or 19.5% of sales, compared to $40.4 million, or 21.5% of sales for the same period in the prior year. The lower selling, general and administrative expenses as a percentage of sales in the first nine months of fiscal year 2007were a result of FunTees’ lower costs in this area.
Operating income for the third quarter of fiscal year 2007 was $5.2 million, a decrease of less than $0.1 million, or 0.3%, from $5.3 million in the third quarter of the prior year. Operating income for the first nine months of fiscal year 2007 decreased to $11.2 million, or 29.1%, from $15.8 million for the first nine months of the prior year. The decreases were primarily the result of the factors previously described.
Other expense for the three months ended March 31, 2007 was $18 thousand compared to other expense of $0.1 million in the third quarter of the prior year. Other expense primarily relates to losses on disposal of fixed assets.
Net interest expense for the third quarter of fiscal year 2007 was $1.4 million, an increase of $0.3 million, or 31.1%, from $1.1 million for the prior year third quarter. Net interest expense for the first nine months of fiscal year 2007 was $3.8 million, an increase of $1.1 million, or 39.3%, from $2.7 million for the same period in the prior year. The increase in interest expense was primarily due to the higher debt levels resulting from the acquisition of FunTees. Interest rates also increased during fiscal year 2007 from fiscal year 2006 by approximately 55 basis points, contributing to the higher interest expense.
Our effective income tax rate for the nine months ended March 31, 2007 was 32.9%, compared to 36.0% for the fiscal year ended July 1, 2006. Our effective income tax rate for the nine months ended March 31, 2007 is lower than for the year ended July 1, 2006 primarily as a result of the recognition of foreign tax credits during the nine months ended March 31, 2007 and a higher proportion of our income being covered by the tax-free zone in Honduras.
During the first quarter of fiscal year 2007, we recorded an extraordinary gain associated with the final earn-out payment made to the former M. J. Soffe shareholders. This extraordinary gain, net of taxes, was $0.7 million, or $0.08 per diluted share.
Accounts receivable increased $1.5 million from July 1, 2006 to $49.0 million on March 31, 2007. The increase in accounts receivable was primarily the result of the inclusion of FunTees’ balance of approximately $10.1 million at March 31, 2007 and lower days outstanding, offset partially by lower sales in our other business units during the quarter ended March 31, 2007 compared to the quarter ended July 1, 2006.
Inventories increased $28.9 million from July 1, 2006 to $132.5 million on March 31, 2007. The increase in inventory is primarily the result of the acquisition of FunTees and preparation for the spring selling season. Additionally, higher cotton and manufacturing costs in our inventory contributed to the increase. We monitor our inventory levels closely and adjust our production schedules to manage our overall inventory levels. We anticipate inventory levels to decline by approximately $10 million by the end of fiscal 2007 as we go through our spring selling season.
Capital expenditures in the third quarter of fiscal year 2007 were $2.5 million compared to $1.4 million in the third quarter of the prior year. Capital expenditures in the first nine months of fiscal year 2007 totaled $5.4 million compared to $4.1 million in the first nine months of the prior year. Capital expenditures in fiscal year 2007 primarily related to the integration of FunTees operations, upgrades in information technology systems and maintenance capital in our textile operations. The expenditures in the prior year primarily related to our new West Coast distribution center and investments to lower our costs in our manufacturing facilities.
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

We have a $90 million credit facility with Wachovia Bank, National Association, as Agent, that matures in August 2008. We increased the availability under our credit facility from $85 million during our third fiscal quarter. Availability under our credit facility is subject to borrowing base limitations based on the value and type of collateral provided. The credit facility is secured by a first-priority lien on substantially all of the real and personal property of Delta Apparel, Junkfood, and M. J. Soffe Co. All loans under the credit agreement bear interest at rates based on an adjusted LIBOR rate plus an applicable margin or the bank’s prime rate plus an applicable margin. The facility requires installment payments of approximately $178,000 per month in connection with fixed asset amortizations, and these amounts reduce the amount of availability under the facility. Our credit facility contains limitations on, or prohibitions of, cash dividends. We are allowed to make cash dividends in amounts such that the aggregate amount paid to shareholders since May 16, 2000 does not exceed twenty-five percent (25%) of our cumulative net income calculated from May 16, 2000 to the date of determination. At March 31, 2007 and July 1, 2006 there was $10.9 million and $10.8 million, respectively, of retained earnings free of restrictions for the payment of dividends.
On October 2, 2006 in conjunction with the acquisition of Fun-Tees, Inc. we amended our loan agreement. The amendment consented to the acquisition of Fun-Tees and allowed the assets of Fun-Tees to be included as collateral on the loan. In addition, it eliminated some limitations or restrictions with regards to dividend payments and stock repurchases.
On February 26, 2007, we amended our loan agreement to increase our line of credit to $90 million.
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
At March 31, 2007, we had $75.4 million outstanding under our credit facility with Wachovia Bank, National Association, at an average interest rate of 6.6%.
In addition to the credit facility with Wachovia Bank, National Association, we have a seller note payable to the former Junkfood shareholders pursuant to the Asset Purchase Agreement dated as of August 22, 2005. The seller note bears interest at 9% which is payable quarterly, and has a three-year term. During the quarter ended September 30, 2006, we made the first annual principal payment of $0.5 million. At March 31, 2007, we had $2.0 million outstanding under the seller note.
In March 2007 we received funding in anticipation of our closing of a loan agreement with Banco Ficohsa, a Honduran bank, for our capital expansion in Honduras. The loan is expected to be secured by a first-priority lien on the assets of our Honduran operations. The loan bears interest at LIBOR plus 2%, payable monthly, and is expected to have a six year term. We expect to receive up to $15.0 million in funding from this loan in the next 12 months. At March 31, 2007, we had $1.0 million outstanding on this loan.
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
Derivative Instruments

We use derivative instruments to manage the Company’s exposure to interest rates. The Company does not enter into derivative financial instruments for purposes of trading or speculation. When the Company enters into a derivative instrument it determines whether hedge accounting can be applied. Where hedge accounting can be applied, a hedge relationship is designated as either a fair value hedge or cash flow hedge. The hedge is documented at inception, detailing the particular risk objective and strategy considered for undertaking the hedge. The documentation identifies the specific asset or liability being hedged, the risk being hedged, the type of derivative used and how effectiveness will be assessed.
On April 2, 2007, we entered into an interest rate swap agreement and interest rate collar agreement to manage our interest rate exposure and effectively reduce the impact of future interest rate changes. Both agreements mature (or expire) on April 1, 2010. By entering into the interest rate swap agreement, we effectively converted $15.0 million of floating rate debt under our credit facility to a fixed obligation with a LIBOR rate at 5.06%. By entering into the interest rate collar agreement, we effectively provided a cap of 5.5% and a floor of 4.33% on LIBOR rates on $15.0 million of floating rate debt under our credit facility. We have assessed each of these agreements and determined that each qualifies for the use of hedge accounting; therefore we have elected to account for each agreement as a hedge and as such future changes to the fair value of these agreements will not be recorded in the income statement.
Operating Cash Flows
Net cash provided by operating activities was $6.0 million and $3.5 million for the first nine months of fiscal years 2007 and 2006, respectively. Our cash flow from operating activities is primarily due to net income plus depreciation and amortization and non-cash stock compensation expense and changes in working capital. We monitor changes in working capital by analyzing our investment in accounts receivable and inventories and by the amount of accounts payable. During the first nine months of fiscal year 2007, our cash flow provided by operating activities was primarily from our net income of $5.7 million as the components of non-cash adjustments and working capital net to $0.3 million. At the end of fiscal year 2006, we were granted extended terms with certain vendors which were then paid during the first quarter of the fiscal year. The increase in inventory levels is primarily due to the seasonality of our business as we typically increase our inventory levels in the third quarter of the fiscal year in preparation for the spring selling season. The cash provided by operating activities during the first nine months of fiscal year 2006 was primarily from net income plus depreciation and amortization and a decrease in accounts receivables, offset partially by an increase in inventory and a decrease in accounts payable and accrued expenses.
Investing Cash Flows
During the nine months ended March 31, 2007, we used $5.4 million in cash for purchases of property, plant and equipment, primarily related to upgrades in information technology systems, the integration of the FunTees operations and maintenance capital in our textile operations. On October 2, 2006, we completed the acquisition of substantially all of the assets of Fun-Tees, Inc. We paid $20 million in cash at closing, plus acquisition costs. In addition, we paid $3.3 million to the former Junkfood shareholders related to the earn-out period ended July 1, 2006 and paid $2.4 million to the prior shareholders of M. J. Soffe based on the financial performance achieved for the twelve months ended September 30, 2006. This is the final earn-out payment due to the former M. J. Soffe shareholders. During the nine months ended April 1, 2006, we acquired the Junkfood business for $27.4 million and Intensity Athletics, Inc. for $0.8 million, inclusive of direct costs associated with the acquisitions. In addition, we used $4.1 million in cash for purchases of property, plant and equipment, and invested $1.8 million in a joint venture in Honduras.
We have also begun our offshore textile manufacturing initiative in which we plan to open Ceiba Textiles, a state-of-the-art facility located in the Green Valley Industrial Park near San Pedro Sula, Honduras. The facility will knit, dye, finish, cut and sew fabrics into apparel, primarily for the Activewear segment of our business. We expect the facility will be completed during fiscal year 2007 and production will begin during the first half of fiscal year 2008. Production levels are expected to build to 500,000 pounds per week during fiscal year 2008 and increase to one million pounds per week in fiscal year 2009. We expect the total capital investment in Ceiba Textiles will be approximately $25 million, which includes the cost of constructing the building, which we will be leasing from the Green Valley Industrial Park. In addition to transferring some of our existing equipment from the United States to Honduras, we expect to invest approximately $15 million over the next three years in new equipment for the facility. The new equipment will be financed through Banco Ficohsa, a Honduran bank.
During fiscal year 2007, we expect to spend a total of approximately $10 million on capital expenditures, which includes approximately $5 million of capital investment in Ceiba Textiles.

Financing Activities
For the first nine months of fiscal year 2007, cash provided by financing activities was $25.0 million primarily related to proceeds from our revolving credit facility with Wachovia Bank, National Association. The proceeds were primarily used for the acquisition of Fun Tees on October 2, 2006. Additionally, $1.0 million was secured from Banco Ficohsa for the investment in Ceiba Textiles in Honduras. For the nine months ended April 1, 2006 financing activities provided $30.7 million in cash, primarily related to proceeds from our revolving credit facility with Wachovia Bank, National Association. The proceeds were used primarily for the acquisition of the Junkfood business. We paid dividends to our shareholders totaling $1.3 million and $1.0 million in the first nine months of fiscal years 2007 and 2006, respectively.
Based on our expectations, we believe that our $90 million credit facility should be sufficient to satisfy our foreseeable working capital needs, and that the cash flow generated by our operations and funds available under our credit facility should be sufficient to service our debt payment requirements, to satisfy our day-to-day working capital needs, to fund our planned capital expenditures, to fund purchases of our stock as described below, and to fund the payment of dividends as described below. Any material deterioration in our results of operations, however, may result in us losing our ability to borrow under our credit facility and to issue letters of credit to suppliers or may cause the borrowing availability under the facility to be insufficient for our needs.
Purchases by Delta Apparel of its Own Shares
We purchased 55,100 shares of our common stock at a cost of approximately $0.9 million during the three months ended March 31, 2007. During the nine months ended March 31, 2007, we purchased 83,970 shares of our common stock at a cost of approximately $1.4 million. All purchases are made at the discretion of our management. We purchased 24,100 shares of our common stock during the nine months ended April 1, 2006. Since the inception of the Stock Repurchase Program through March 31, 2007, we have purchased 911,971 shares of our common stock for an aggregate of $7.2 million. We have authorization from our Board of Directors to spend up to $11.0 million for share repurchases under the Stock Repurchase Program. As of March 31, 2007, $3.8 million remains available for future purchases.
Dividend Program
On January 18, 2007, our Board declared a cash dividend of five cents per share of common stock pursuant to our quarterly dividend program. We paid the dividend on February 26, 2007 to shareholders of record as of the close of business on February 14, 2007. On April 25, 2007, our Board declared a cash dividend of five cents per share of common stock which is payable on May 29, 2007 to shareholders of record as of the close of business on May 16, 2007. Although the Board may terminate or amend the program at any time, we currently expect to continue the quarterly dividend program.
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
The detailed Summary of Significant Accounting Policies is included in Note 2 to the Audited Consolidated Financial Statements included in our Annual Report on Form 10-K for fiscal year 2006.
Revenue Recognition and Accounts Receivable
We consider revenue realized or realizable and earned when the following criteria are met: persuasive evidence of an agreement exists, title has transferred to the customer, the price is fixed and determinable and the collectibility is reasonably assured. The majority of our sales are shipped FOB shipping point and revenue is therefore recognized when the goods are shipped to the customer. For the sales that are shipped FOB destination point, we do not recognize the revenue until the goods are received by the customer. Shipping and handling charges billed to our customers are included in net revenue, and the related shipping and handling costs are included in cost of goods sold. Sales are recorded net of discounts and provisions for estimated returns and allowances. We estimate returns and allowances on an ongoing basis by considering historical and current trends. We record these costs as a reduction to net revenue. We estimate the net collectibility of our accounts receivable and establish an allowance for doubtful accounts based upon this assessment. Specifically, we analyze the aging of accounts receivable balances, historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in customer payment terms. Significant changes in customer concentration or payment terms, deterioration of customer credit-worthiness or weakening economic trends could have a significant impact on the collectibility of receivables and our operating results.
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
Self Insurance
Our medical, prescription and dental care benefits are primarily self-insured. Our self-insurance accruals are based on claims filed and estimates of claims incurred but not reported. We develop estimates of claims incurred but not reported based upon the historical time it takes for a claim to be reported and historical claim amounts. At March 31, 2007 we had a reserve of $0.4 million compared to a reserve of $0.5 million at July 1, 2006. While the time it takes for a claim to be reported has been declining, if claims are greater than we originally estimate, or if costs increase beyond what we have anticipated, our recorded reserves may not be sufficient, and it could have a significant impact on our operating results.
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
Income Taxes
We use the liability method of accounting for income taxes, which requires recognition of temporary differences between financial statement and income tax basis of assets and liabilities measured by enacted tax rates. We have recorded deferred tax assets for certain state operating loss carryforwards and nondeductible accruals. We established a valuation allowance related to certain of the state operating loss carryforward amounts in accordance with the provisions of FASB Statement No. 109, Accounting for Income Taxes. We continually review the adequacy of the valuation allowance and recognize the benefits of deferred tax assets if reassessment indicates that it is more likely than not that the deferred tax assets will be realized based on earnings forecasts in the respective tax locations. As of March 31, 2007, we had operating loss carryforwards of approximately $7.5 million for state tax purposes. The valuation allowance against the operating loss carryforwards was $326 thousand at March 31, 2007. These carryforwards expire at various intervals through 2020.
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
Yarn with respect to which we have fixed cotton prices at March 31, 2007 was valued at $21.9 million, and is scheduled for delivery between April 2007 and September 2007. At March 31, 2007, a 10% decline in the market price of the cotton covered by our fixed price yarn would have had a negative impact of approximately $1.5 million on the value of the yarn. At July 1, 2006, a 10% decline in the market price of the cotton covered by our fixed price yarn would have had a negative impact of approximately $1.7 million on the value of the yarn. The impact of a 10% decline in the market price of the cotton covered by our fixed price yarn would have had a smaller impact at March 31, 2007 than at July 1, 2006 due to having less fixed price yarn at March 31, 2007 than at July 1, 2006.
We may use derivatives, including cotton option contracts, to manage our exposure to movements in commodity prices. We do not designate our options as hedge instruments upon inception. Accordingly, we mark to market changes in the fair market value of the options as other income or expense in the statements of income. We did not own any cotton options contracts on March 31, 2007.
INTEREST RATE SENSITIVITY
Our credit agreement provides that outstanding amounts bear interest at variable rates. If the amount of outstanding indebtedness at March 31, 2007 under the revolving credit facility had been outstanding during the entire three months ended March 31, 2007 and the interest rate on this outstanding indebtedness were increased by 100 basis points, our interest expense would have increased by approximately $0.2 million, or 13.6% of actual interest expense, during the quarter. This compares to an increase of $0.5 million, or 12.6% of actual interest expense, for the 2006 fiscal year, or an average of $0.1 million per quarter, based on the outstanding indebtedness at July 1, 2006. The actual change in interest expense resulting from a change in interest rates would depend on the magnitude of the increase in rates and the average principal balance outstanding.
As a means of lowering borrowing costs, on April 2, 2007, we entered into an interest rate swap agreement and interest rate collar agreement to manage our interest rate exposure and effectively reduce the impact of future interest changes. Both agreements mature (or expire) on April 1, 2010. By entering into the interest rate swap agreement, we effectively converted $15.0 million of floating rate debt under our credit facility to a fixed obligation with a LIBOR rate at 5.06%. By entering into the interest rate collar agreement, we effectively provided a cap of 5.5% and a floor of 4.33% on LIBOR rates on $15.0 million of floating rate debt under our credit facility. We have assessed these agreements and elected to account for each as a hedge.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2007 and, based on the evaluation of these controls and procedures, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the evaluation date.

Changes in Internal Control Over Financial Reporting
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated whether any change in our internal control over financial reporting occurred during the third quarter of fiscal 2007. Based on that evaluation, we have concluded that there has been no change in our internal control over financial reporting during the third quarter of fiscal 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We are currently evaluating the internal control over financial reporting at FunTees and Junkfood Clothing Company and are taking action to strengthen the internal control over financial reporting at FunTees and Junkfood Clothing Company during the current fiscal year.
PART II. OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) Repurchases of Stock

			Total Number of	Dollar Value of
			Shares Purchased as	Shares that May Yet
		Average	Part of Publicly	Be Purchased Under
	Total Number of	Price Paid	Announced Plans or	the Plans or
Period	Shares Purchased	per Share	Programs	Programs
January Period (December 31, 2006 to February 3, 2007)	9,100	$16.07	9,100	$4.7 million
February Period (February 4, 2007 to March 3, 2007)	9,700	$16.82	9,700	$4.5 million
March Period (March 4, 2007 to March 31, 2007)	36,300	$17.39	36,300	$3.8 million
In November 2000, we announced the commencement of our Stock Repurchase Program. On April 20, 2006 our Board of Directors authorized us to spend up to $11.0 million for share repurchases under the Stock Repurchase Program.
Pursuant to our credit facility with Wachovia Bank, National Association, as Agent, we are allowed to make cash dividends in amounts such that the aggregate amount paid to shareholders since May 16, 2000 does not exceed twenty-five percent (25%) of our cumulative net income calculated from May 16, 2000 to the date of determination. At March 31, 2007 there was $10.9 million of retained earnings free of restrictions for the payment of dividends.
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

DELTA APPAREL, INC. (Registrant)
May 4, 2007	By:	/s/ Deborah H. Merrill
Date		Deborah H. Merrill
Vice President, Chief Financial Officer and Treasurer