Form 10-K
period 2007-06-30
DELTA APPAREL INC
filed 2007-08-31
CIK 1101396

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Fiscal Year Ended June 30, 2007

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
The aggregate market value of the shares of common stock held by non-affiliates of the registrant, based on the closing price for the common stock on the American Stock Exchange on December 29, 2006, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $100.6 million. For the purpose of this response, the registrant has assumed that its directors, corporate officers and beneficial owners of 5% or more of its common stock are the affiliates of the registrant.
Number of shares of the registrant’s common stock, par value $0.01, outstanding as of August 18, 2007: 8,398,395
DOCUMENTS INCORPORATED BY REFERENCE
Certain information required in Part III of this Form 10-K shall be incorporated from the registrant’s definitive Proxy Statement to be filed pursuant to Regulation 14A for the registrant’s 2007 Annual Meeting of Shareholders currently scheduled to be held on November 8, 2007.

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
PART I
ITEM 1. BUSINESS
“Delta Apparel” and the “Company,” and “we,” “us” and “our,” are used interchangeably to refer to Delta Apparel, Inc. together with its domestic wholly-owned subsidiaries, including M. J. Soffe, Co., a North Carolina corporation (“M. J. Soffe”, or “Soffe”) and Junkfood Clothing Company, a Georgia corporation (“Junkfood”), and other international subsidiaries, as appropriate to the context.
Additional information about our Company, which is not a part of this annual report, is available at www.deltaapparelinc.com. Our reports filed with the Securities and Exchange Commission may be found on this website.
OVERVIEW
We are a marketer, manufacturer and distributor of high quality branded and private label activewear apparel. We specialize in selling a variety of casual and athletic tops and bottoms, embellished and unembellished t-shirts, and fleece products for the ever-changing apparel market. We focus our broad distribution of apparel products on specialty and boutique stores, high-end and mid-tier retail stores, sporting goods stores, screen printers, and private label accounts. In addition, we sell certain products to college bookstores and to the U.S. Military. We design and manufacture the majority of our products ourselves, allowing us to provide our customers consistent, high quality products. Our manufacturing operations are located in the Southeastern United States, El Salvador, Honduras, and Mexico. In addition, we use foreign and domestic contractors as additional sources of production. Our distribution facilities are strategically located throughout the United States to better serve our customers.
We were incorporated in Georgia in 1999 and our principal executive offices are located at 2750 Premiere Parkway, Suite 100, Duluth, Georgia 30097 (telephone number: 678-775-6900). Our common stock trades on the American Stock Exchange under the symbol “DLA”.
We operate on a 52-53 week fiscal year ending on the Saturday closest to June 30. The 2007, 2006 and 2005 fiscal years were 52-week years and ended on June 30, 2007, July 1, 2006 and July 2, 2005, respectively.
ACQUISITIONS AND BUSINESS DEVELOPMENTS
FunTees Acquisition
On October 2, 2006, we completed the acquisition of substantially all of the assets of FunTees, Inc. and its business of designing, manufacturing, marketing, and selling private labeled knitted custom t-shirts (the “FunTees Acquisition”). The assets acquired included substantially all of the equipment, inventories, and accounts receivable of the FunTees business. The aggregate consideration paid for substantially all of the assets of FunTees, Inc. was $21.8 million in cash, consisting of $20.0 million paid at closing and an additional $1.8 million paid on April 12, 2007 as an adjustment for the actual working capital purchased.
We funded the FunTees Acquisition through draws under our revolving credit facility, which was amended in conjunction with the FunTees Acquisition. Pursuant to the amendment, Wachovia, N.A. consented to the acquisition of FunTees and the assets of FunTees were included as collateral on the loan.
FunTees, Inc. was founded in 1972 and was headquartered in Concord, North Carolina. We integrated the FunTees textile operations into our Maiden, North Carolina facility during fiscal year 2007 and have maintained the FunTees off-shore cutting, sewing and decorating facilities located in El Salvador and Campeche, Mexico. FunTees, a division of our Delta Activewear Apparel segment, designs, manufactures, markets, and sells private labeled custom knit t-shirts primarily to major branded sportswear companies. We believe that the strength of FunTees is its flexibility to custom-manufacture products in a variety of garment styles, fabrics and colors and its ability to decorate and package products for retail in its offshore facilities.
In connection with the integration of the textile operations of the FunTees business into our Maiden, North Carolina textile facility, in our fourth fiscal quarter we expensed start-up and excess manufacturing costs totaling $5.4 million, or $0.40 per diluted share. The integration is essentially complete and therefore we do not anticipate any further significant charges related to it in fiscal year 2008.
Junkfood Acquisition
On August 22, 2005, we acquired substantially all of the assets and properties of Liquid Blaino Designs, Inc. d/b/a Junkfood Clothing (“Seller”), a California-based designer, distributor and marketer of licensed and branded apparel. We are operating Junkfood, headquartered in Los Angeles, California, as a separate business within our Retail-Ready segment. At closing, we paid $20 million to Seller in cash and issued a promissory note to the Seller for $2,500,000. The promissory note bears interest at 9% and has a three-year term. The purchase price was subject to a post-closing adjustment of $4.4 million based on the actual working capital purchased, which we paid in fiscal year 2006. Also, additional amounts are payable to Seller in cash during each of fiscal years 2007, 2008, 2009, and 2010 if financial performance targets are met by Junkfood during the period beginning on August 22, 2005 and ending on July 2, 2006 and during each of the three fiscal years thereafter, ending on June 27, 2009 (the “Earnout Provisions”). In fiscal year 2007 we paid approximately $3.3 million in accordance with the Earnout Provisions relating to the earnout period ended July 2, 2006. No earnout is due with respect to the earnout period ended June 30, 2007.
Soffe Acquisition
On October 3, 2003, we acquired all of the outstanding stock of M. J. Soffe Co., a North Carolina corporation. We are operating Soffe as a separate business within our Retail-Ready segment, and it is headquartered in Fayetteville, North Carolina. In connection with the acquisition, we paid approximately $43.5 million in cash, issued a promissory note to the selling individuals in the aggregate principal amount of $8.0 million and paid approximately $8.5 million to satisfy all outstanding bank debt of M. J. Soffe Co. Also, additional amounts were payable to the selling individuals in cash during each of fiscal years 2005, 2006 and 2007 if specified financial performance targets were met by M. J. Soffe Co during annual periods beginning on September 28, 2003 and ending on September 30, 2006 (the “Earnout Amounts”). In fiscal years 2007, 2006 and 2005 we paid approximately $2.3 million, $1.5 million and $1.0 million, respectively in Earnout Amounts.
Offshore Textiles
During fiscal year 2007 we also began our offshore textile manufacturing initiatives. We are opening Ceiba Textiles, a state-of-the-art textile facility located in the Green Valley Industrial Park near San Pedro Sula, Honduras. At the facility, we will knit, dye, finish and cut fabrics into apparel, primarily for the Activewear segment of our business. We expect production to begin during the second quarter of fiscal year 2008 and anticipate reaching 500,000 pounds of production per week by our fourth fiscal quarter. We will continue to increase production levels at the facility, and believe we can produce around a million pounds per week level by the second half of fiscal year 2009. We are leasing the building from the Green Valley Industrial Park. In addition to transferring some of our existing equipment from the United States, we expect to invest approximately $15 million in new equipment for the facility. The new capital is being financed through a local Honduran bank.

Closing of Fayette, Alabama Operations
On July 18, 2007, we announced plans to restructure our U. S. textile operations by closing our manufacturing facility in Fayette, Alabama. We are continuing production in the facility during the first quarter of fiscal year 2008, but anticipate production to cease by the end of September. The restructuring will leave us with two remaining U.S. textile operations, one located in Maiden, North Carolina and the other in Fayetteville, North Carolina. During our fourth fiscal quarter of 2007 we took a $1.5 million impairment charge, or $0.11 per diluted share, related to the reduction of textile operations in the U.S. We anticipate incurring costs of approximately $0.8 million, or approximately $0.06 per diluted share, associated with the closing of the Fayette, Alabama facility in the first quarter of fiscal 2008.
BUSINESS SEGMENTS
We operate our business in two distinct segments: Activewear Apparel and Retail-Ready Apparel. Although the two segments are similar in their production processes and regulatory environment, they are distinct in their economic characteristics, products and distribution methods.
The Activewear Apparel segment consists of our business units primarily focused on garment styles that are characterized by low fashion risk. We market, distribute and manufacture unembellished knit apparel under the brands of “Delta Pro Weight®”, “Delta Magnum Weight™” and “Quail Hollow™.” The products are primarily sold to screen printing companies. In addition, we manufacture products under private labels for retailers, branded sportswear companies, corporate industry programs and sports licensed apparel marketers. The custom knit unembellished and embellished private label apparel products in the FunTees business are included in the Activewear Apparel segment since the Fun-Tees Acquisition on October 2, 2006.
The Retail-Ready Apparel segment consists of our business units primarily focused on more specialized apparel garments to meet consumer preferences and fashion trends. We sell these embellished and unembellished products through specialty and boutique stores, high-end and mid-tier retail stores and sporting goods stores. In addition to these retail channels, we also supply college bookstores and produce products for the U.S. Military. Our products in this segment are marketed under the brands of “Soffe®”, “Intensity Athletics®”, “Junkfood®”, “Junk Mail®” and “Sweet and Sour®”.
See Note 14 of the Notes to Financial Statements for financial information regarding segment reporting, which information is incorporated herein by reference.
PRODUCTS
We specialize in selling a variety of casual and athletic tops and bottoms, embellished and unembellished t-shirts, and fleece products for the ever-changing apparel market.
Our Activewear Apparel segment markets high quality knit apparel garments for the entire family. These garments are marketed under the Delta Pro Weight®, Delta Magnum Weight™, and Quail Hollow™ Sportswear brand names. The Pro Weight line represents a diverse selection of mid-weight, 100% cotton silhouettes. Short sleeve and long sleeve tees are available in youth and adult sizes in a variety of colors. Specialty items that are also available for adults include pocket tees and ringer tees in a wide variety of colors. The Magnum Weight line is designed to give our customer a variety of silhouettes in a heavier-weight, 100% cotton fabric. Products in this category include short sleeve and long sleeve silhouettes in a wide range of colors, available from the size 2-Toddler to adult sizes up to 5X. Specialty items are also available within this segment including the popular Tall Tee in sizes to 5XLT for young men and Toddler and Juvenile styles for the younger child. The Quail Hollow™ line includes polo shirts, ladies and junior tees. The ladies and juniors programs feature an assortment of styles developed specifically for misses, plus sizes and young juniors. Polo shirts are offered in solid color ringspun pique for men, ladies and youth, and a heavy weight 100% cotton jersey style for adults. Quail Hollow also offers a trendy slim fitting tee for all adults. New for the 2008 line is an ultra soft Ringspun tee line for the whole family. Through the acquisition of FunTees, we have increased our business of designing, manufacturing, marketing, and selling private labeled custom knit t-shirts, including embellished products, primarily to major branded sportswear companies. Also with FunTees we have added full retail put-up capabilities, meaning the ability to provide our customers with a product that they can direct ship to the retailer without further packaging enhancements (hangers, tags, wrappings).
Our Retail-Ready Apparel segment designs and produces shorts, t-shirts, jersey and fleece apparel that are available in a wide variety of colors and sizes, including toddlers, boys’, girls’, men’s, women’s and big & tall. We believe that the shorts that are branded with the Soffe® label enjoy a very loyal following among teenage and adolescent girls, many of whom are involved in cheerleading and dance teams. During the 2006 fiscal year, we also added sports team uniforms to our product line, under the Intensity Athletics® label. With the addition of Junkfood Clothing Company in fiscal year 2006, our Retail-Ready Apparel segment includes vintage licensed apparel for juniors, men, boys and children. The Junkfood® product line, including Junk Mail® and Sweet and Sour®, has distinct and innovative designs and styles. We believe our Retail-Ready Apparel segment is also a leader in product innovation as demonstrated by our Dri-release™ offerings. Dri-release™ is a microblend performance fiber that is engineered to offer cotton-like comfort with quick dry properties to wick perspiration away from the skin. Our recent additions to this line include the Soffe performance apparel line offering WicAway fabrics, a new fabric with quick-drying properties.
MARKETING
Our marketing is performed by employed sales personnel and independent sales representatives located throughout the country. Our sales force services the retail direct, sporting goods, military, private label, department store and college bookstore customer bases. During fiscal year 2007, we served approximately 16,000 customers. No single customer accounted for more than 10% of our sales in fiscal years 2007, 2006 or 2005. Part of our strategy is not to become dependent on any single customer. Substantially all of our revenues for the past three fiscal years have been generated from domestic sales. With the acquisition of Junkfood Clothing, we have expanded our international presence in Canada, Europe, Asia and Australia and hope our international sales can become a larger portion of our revenue in future years. Revenue attributable to foreign countries are approximately 1% or less of consolidated net revenue for fiscal years 2007, 2006 and 2005.
The majority of our knit apparel products are produced based on forecasts to permit quick shipment and to level production schedules. Specialty knit apparel products and private label knit apparel styles are generally made only to order. Some customers place multi-month orders and request shipment at their discretion. We offer same-day shipping on our catalog goods within our Activewear Apparel segment and both segments use third party carriers to ship products to our customers. In order to better serve our customers, we allow our customers to order products by the piece, by the dozen, or in full case quantities. As a significant portion of our business consists of at-once EDI orders and direct catalog orders, we believe that backlog order levels do not give a general indication of future sales.
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
MANUFACTURING
We knit, dye, finish and cut our fabric in company-owned plants located in Fayette, Alabama, Maiden, North Carolina, and Fayetteville, North Carolina. Our garments are primarily sewn in our company-owned plants in Fayetteville, North Carolina, and Rowland, North Carolina, in a leased facility in La Paz, El Salvador, in two leased facilities in Campeche, Mexico and in two leased facilities in San Pedro Sula, Honduras. At the 2007, 2006 and 2005 fiscal year ends, our long-lived assets in Honduras, El Salvador and Mexico collectively comprised 27.3%, 5.2% and 6.2%, respectively, of our total net property, plant and equipment. At the 2007, 2006 and 2005 fiscal year ends, our long-lived assets in Honduras comprised 18.9%, 2.4% and 2.4%, respectively, of our total net property, plant and equipment. The percentage of our long-lived assets located offshore has increased from previous years due to the FunTees Acquisition and the Ceiba Textiles initiative. In fiscal years 2007, 2006 and 2005, approximately 70%, 74% and 73%, respectively, of our manufactured products were sewn in company-operated locations. The remaining products were sewn by outside contractors located in the Caribbean basin. Along with our internal manufacturing, we source undecorated products and full-package products through independent sources. In fiscal years 2007, 2006 and 2005, we sourced from third parties approximately 6%, 7% and 2%, respectively, of our products.
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
COMPETITION
We sell our products in a highly competitive market in which numerous distributors and manufacturers compete, some of which are larger, more diversified and have greater financial resources than we do. Competition in the Activewear Apparel segment for catalog goods is generally based upon price, service, delivery time, quality and flexibility, with the relative importance of each factor depending upon the needs of particular customers and the specific product offering. For the private label market, quality and service are greater factors for customer choice. With respect to branded product lines in our Retail-Ready segment, competition is mainly based upon consumer recognition and preference. Our strategy for Soffe includes sustaining the strong reputation of Soffe and adapting our product offerings to the changes in fashion trends and consumer preferences. Our strategy for Junkfood is to continue to build strong brand recognition, increase our product offerings with the men’s, boy’s and children’s lines, and increase our customer base. In addition, with respect to both the Activewear and Retail-Ready Apparel segments, we want to provide the best overall value to our customers. We believe that our favorable competitive aspects include the high consumer recognition and loyalty to the Soffe and Junkfood brands, the high quality of our products, and our flexibility and process control, which leads to product consistency. Our ability to remain competitive in the areas of quality, price, design, marketing, product development, manufacturing, and distribution will, in large part, determine our future success.
TRADEMARKS
We own trademarks which are important to our business. We believe that Soffe®, which has been in existence since 1946, has stood for quality and value in the activewear market for more than sixty years. Soffe® has been a registered trademark since 1992. Junkfood® has been a registered trademark since 1999, and is a recognized brand primarily in the vintage apparel marketplace. In addition to the Soffe® and Junkfood® trademarks, we also rely on the strength of our Sweet and Sour®, Junk Mail®, Delta®, Quail Hollow™, and Intensity Athletics® brands.
LICENSES
We have the right to use trademarks under license agreements. Soffe is an official licensee for over 300 colleges and universities, and Junkfood licenses several hundred trademarks. Our license agreements are primarily non-exclusive in nature and typically have terms that range from one to three years. Historically, we have been able to renew our license agreements and do not anticipate difficulty in renewing our license agreements in the future. Although we are not dependent on any single license, we believe our license agreements in the aggregate are of significant value to our business.
EMPLOYEES
As of June 30, 2007, we employed approximately 6,200 full time employees, of whom approximately 1,800 were employed in the United States. We have never had a strike or work stoppage and believe that our relations with our employees are good. We have invested significant time and resources in ensuring that the working conditions in all of our facilities meet or exceed the standards imposed by the governing laws. We have obtained WRAP (Worldwide Responsible Apparel Production) certification for all of our existing sewing plants that we operate in Honduras, El Salvador and Mexico. We also obligate our third party manufacturing contractors to follow our employment policies.
AVAILABLE INFORMATION
Our corporate internet address is www.deltaapparelinc.com. Through the website, we make available, free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Our SEC reports can be accessed through this website. The information found on our website is not part of this, or any other, report we file with or furnish to the SEC.
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
We incur capital and other expenditures each year that are aimed at achieving compliance with current environmental standards. Generally, the environmental rules applicable to us are becoming increasingly stringent. We do not expect that the amount of these expenditures in the future will have a material adverse effect on our operations, financial condition or liquidity. There can be no assurance, however, that future changes in federal, state, or local regulations, interpretations of existing regulations or the discovery of currently unknown problems or conditions will not require substantial additional expenditures. Similarly, the extent of our liability, if any, for past failures to comply with laws, regulations and permits applicable to our operations cannot be determined.
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
OUR INDUSTRY IS SUBJECT TO PRICING PRESSURES. Prices in certain segments of our industry have generally been dropping over the past several years. The price declines have resulted from factors largely outside of our control, such as the industry’s transfer of manufacturing out of the United States, excess supply capacity, and changing raw material prices. In addition, intense competition to gain market share has led some competitors to sell substantial amounts of goods at prices against which we cannot profitably compete. Demand for our products is dependent on the general demand for activewear apparel and the availability of alternative sources of supply. Our strategy in this market environment is to be a low-cost producer and to differentiate ourselves by providing quality service to our customers. Even if this strategy is successful, its results may be offset by reductions in demand or price declines. In addition, a slow-down in the economy could cause changes in the demand for apparel products, which could have a material adverse effect on our results of operations.
OUR INDUSTRY IS COMPETITIVE. We sell our products in a highly competitive market in which numerous distributors and manufacturers compete, some of which are larger, more diversified and have greater financial resources than we do. Competition in the activewear apparel industry for catalog goods is generally based upon price, service, delivery time, quality and flexibility, with the relative importance of each factor depending upon the needs of particular customers and the specific product offering. For the private label market, quality and service are greater factors for customer choice. With respect to branded product lines in the retail industry, competition is mainly based upon consumer recognition and preference. If we are unable to remain competitive in the areas of quality, price, design, marketing, product development, manufacturing, and distribution, it could have a material adverse effect on our results of operations.
WE MUST IMPLEMENT OUR COST REDUCTION BUSINESS STRATEGIES AND PLANS TO BE SUCCESSFUL. We operate in a highly competitive, price sensitive industry that requires off-shore production for a significant portion of manufacturing. We have previously announced our plans to construct a new production plant in Honduras, known as Ceiba Textiles, and also the restructuring of our U.S. operations with the closure of the Fayette, Alabama facility. Additionally, we continue the integration of the Fun-Tee’s operations into our existing Maiden, N.C. manufacturing facility, seeking improvements in our production and delivery of goods. These three significant projects are expected to improve our production efficiency and results of operations. If we are unable to complete these plans in a timely and cost effective manner, however, it could have a material adverse effect on our results of operations.

OUR SUCCESS DEPENDS, IN PART, ON OUR ABILITY TO ANTICIPATE EVOLVING CONSUMER PREFERENCES AND TRENDS. The Retail-Ready Apparel segment consists of our business units primarily focused on more specialized apparel garments to meet consumer preferences and fashion trends. The Soffe and Junkfood brands are recognized in the retail market for their high quality and fashion products. The popularity, supply and demand for particular apparel products can change significantly from year to year based on prevailing fashion trends and other factors. Our ability to adapt to fashion trends in designing our products is important to the success in the Retail-Ready Apparel segment. As an example, a significant percentage of our sales in this segment is one particular product item, the Soffe cheer short. If consumer demand for this product decreases significantly or if we are unable to quickly adapt to consumer preferences in the design of our other products, it could have a material adverse affect on our results of operations.
THE PRICE OF OUR PURCHASED RAW MATERIALS IS PRONE TO SIGNIFICANT FLUCTUATIONS AND VOLATILITY. Yarn is the primary raw material used in our manufacturing processes. As described above in “Raw Materials”, in conjunction with the sale of our yarn spinning facility, we entered into a five-year agreement with Parkdale to supply our yarn requirements. During this five-year period, we will purchase from Parkdale all yarn required by Delta Apparel and our wholly owned subsidiaries for use in our manufacturing operations (excluding yarns that Parkdale did not manufacture as of the date of the agreement in the ordinary course of its business or due to temporary Parkdale capacity restraints). The purchase price of yarn is based upon the cost of cotton plus a fixed conversion cost. We set future cotton prices with purchase commitments as a component of the purchase price of yarn in advance of the shipment of finished yarn from Parkdale. Prices are set according to prevailing prices, as reported by the New York Cotton Exchange, at the time we enter into the commitments. Thus, we are subject to the commodity risk of cotton prices and cotton price movements which could result in unfavorable yarn pricing for us. While we believe that we will be competitive with other companies in setting the price of cotton purchased for future production, any significant increase in the price of cotton, or any significant decrease in the price of cotton where we have previously fixed the price of cotton, could have a material adverse effect on our results of operations. In addition, if Parkdale’s operations are disrupted and it is not able to provide us with our yarn requirements, we may need to obtain yarn from alternative sources. We may not be able to enter into arrangements with substitute suppliers on terms as favorable as our current terms with Parkdale, which could have a material adverse effect on our results of operations.
WE RELY ON OUR DISTRIBUTION OPERATIONS TO DELIVER PRODUCT TO CUSTOMERS. We have company-owned and leased distribution facilities located throughout the United States. Any significant interruption in the operation of any of these facilities may delay shipment of merchandise to our customers or damage our reputation, which could have a material adverse effect on our financial condition and results of operations. Moreover, a failure to successfully coordinate the operations of these facilities in planning and distribution activities also could have a material adverse effect on our financial condition and results of operations.
OUR BUSINESS OPERATIONS RELY ON OUR INFORMATION SYSTEMS. We depend on information systems to manage our inventory, process transactions, respond to customer inquiries, purchase, sell and ship goods on a timely basis and maintain cost-effective operations. We may experience operational problems with our information systems as a result of system failures, viruses, or other causes. Any material disruption or slowdown of our systems could cause operational delays that could have a material adverse effect on our results of operations.
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
OUR BUSINESS INCURS SIGNIFICANT FREIGHT AND TRANSPORTATION COSTS. We incur significant freight costs to transport our goods from our domestic textile plants to off-shore sewing facilities and then to bring our goods back into the United States. In addition, we incur transportation expenses to ship our products to our customers. Transportation costs significantly increased during fiscal year 2006, have remained high in fiscal year 2007, and, accordingly, had an unfavorable impact on our results of operations. Further significant increases in the costs of freight and transportation could have a material adverse effect on our results of operations, as there can be no assurance that these increased costs could be passed to our customers.
THE PRICE OF ENERGY IS PRONE TO SIGNIFICANT FLUCTUATIONS AND VOLATILITY. Our manufacturing operations require high inputs of energy, and therefore changes in energy prices directly impact our gross profits. Energy costs significantly increased during fiscal year 2006 and remained high in fiscal year 2007, and thus had an unfavorable impact on our results of operations. We are focusing on manufacturing methods that will reduce the amount of energy used in the production of our apparel products to mitigate the rising costs of energy. However, further significant increases in energy prices could have a material adverse effect on our results of operations, as there can be no assurance that these increased costs could be passed to our customers.

WE MAY BE SUBJECT TO THE IMPAIRMENT OF ACQUIRED INTANGIBLE ASSETS. When we acquire a business, a portion of the purchase price of the acquisition may be allocated to goodwill and other identifiable intangible assets. The amount of the purchase price that is allocated to goodwill and other intangible assets is determined by the excess of the purchase price over the net identifiable assets acquired. At June 30, 2007 and July 1, 2006, our goodwill and other intangible assets was approximately $22.3 million and $22.5 million, respectively. Under current accounting standards, if we determine goodwill or intangible assets are impaired, we would be required to write down the value of these assets. We conduct an annual review to determine whether goodwill and other identifiable intangible assets are impaired. We completed such impairment analysis for our fiscal year ended June 30, 2007, and concluded that no impairment charge was necessary. There can, however, be no assurance that we will not be required to take an impairment charge in the future, which could have a material adverse effect on our results of operations.
WE MAY BE RESTRICTED IN OUR ABILITY TO BORROW UNDER OUR CREDIT AGREEMENT. Significant operating losses or significant uses of cash in our operations could cause us to be unable to pay our debts as they become due and to default on our credit facility, which would have an adverse effect on the value of our common shares. Our credit agreement contains customary representations and warranties, funding conditions and events of default. An event of default under the credit agreement could result in an acceleration of our obligations under the agreement, in the foreclosure on any assets subject to liens in favor of the credit agreement’s lenders, and in the inability of us to borrow additional amounts under the credit agreement. In addition, our agreement is an asset-based revolving credit facility. Our ability to borrow under the agreement depends on our accounts receivable and inventory levels. A significant deterioration in our accounts receivable or inventory levels could restrict our ability to borrow funds.
THE COST TO BORROW UNDER OUR CREDIT AGREEMENT MAY IMPACT OUR RESULTS OF OPERATIONS. Although we have entered into an interest rate swap agreement that effectively converts $15.0 million of floating rate debt under our credit facility to a fixed obligation and have entered into a separate $15.0 million interest rate collar agreement that provides a cap and a floor on our rates, we have a significant amount of debt subject to variable interest rates. At June 30, 2007, we had an aggregate of $41.4 million of variable interest rate debt outstanding that was not covered by these agreements. If the cost to borrow under our credit agreement increases, it could have a material adverse effect on our results of operations.
THE MARKET PRICE OF DELTA APPAREL SHARES IS AFFECTED BY ITS ILLIQUIDITY. Various investment banking firms have informed us that public companies with relatively small market capitalizations have difficulty generating institutional interest, research coverage or trading volume. This illiquidity can translate into price discounts as compared to industry peers or to the shares’ inherent value. We believe that the market perceives us to have a relatively small market capitalization. This could lead to our shares trading at prices that are significantly lower than our estimate of their inherent value.
As of August 18, 2007, we had outstanding 8,398,395 shares of common stock. We believe that approximately 64.9% of our stock is beneficially owned by persons who beneficially own more than 5% of the outstanding shares of our common stock and related individuals. Additionally, within this group approximately 35.8% of the outstanding stock is beneficially owned by institutional investors that own more than 5% of the outstanding shares. Sales of substantial amounts of our common stock in the public market by any of these large holders could adversely affect the market price of the common stock.
OUR PRINCIPAL SHAREHOLDERS MAY EXERT SUBSTANTIAL INFLUENCE. As of August 18, 2007, three members of our board of directors and related individuals had or shared the voting power with respect to approximately 29.1% of the outstanding shares of our common stock. These individuals will exert substantial influence with respect to all matters submitted to a vote of shareholders, including the election of our directors. In addition, our directors, executive officers and related individuals, as a group (comprised of 16 people), owned 32.3% of our outstanding stock as of August 18, 2007, and therefore will exert substantial influence with respect to all matters submitted to a vote of shareholders, including the election of directors.
OUR OPERATIONS ARE SUBJECT TO POLITICAL AND ECONOMIC RISKS IN MEXICO, HONDURAS AND EL SALVADOR. We have two company-operated sewing facilities in each of Mexico and Honduras and one company-operated sewing facility in El Salvador. If the labor markets tighten in any of these countries, it could have adverse effects on the industries located in the applicable country. In addition, economic or legal changes could occur that affect the way in which we conduct our business in any of these countries. For example, a growing economy could lower unemployment which could increase wage rates or make it difficult to retain employees or employ enough people to meet demand. The applicable government could also decide to add additional holidays or change employment laws, thereby increasing our costs to operate in that country. Domestic unrest or political instability in any of these countries could also disrupt our operations. Any of these political, social or economic conditions could adversely affect our results of operations.
WE ARE SUBJECT TO INTERNATIONAL TRADE REGULATIONS. Our products are subject to foreign competition, which in the past has been faced with significant U.S. government import restrictions. Foreign producers of apparel often have significant labor cost advantages. Given the number of these foreign producers, the substantial elimination of import protections that protect domestic apparel producers could materially adversely affect our business. The extent of import protection afforded to domestic apparel producers has been, and is likely to remain, subject to political considerations.
The North American Free Trade Agreement or “NAFTA” became effective on January 1, 1994 and has created a free-trade zone among Canada, Mexico and the United States. NAFTA contains a rule of origin requirement that products be produced in one of the three countries in order to benefit from the agreement. NAFTA has phased out all trade restrictions and tariffs among the three countries on apparel products competitive with ours. We have sewing operations in Mexico to take advantage of the NAFTA benefits. Subsequent repeal or alteration of NAFTA could seriously adversely affect our results of operations.
On August 2, 2005, the Central America Free Trade Agreement (“CAFTA”) was signed into law. CAFTA creates a free-trade zone among the United States, El Salvador, Nicaragua, Guatemala, Honduras, and Costa Rica. We have cutting and sewing operations in Honduras and El Salvador to take advantage of the CAFTA benefits. Subsequent repeal or alteration of CAFTA could seriously adversely affect our results of operations.
The World Trade Organization or “WTO”, a multilateral trade organization, has set forth mechanisms by which world trade in clothing is being progressively liberalized by phasing-out quotas and reducing duties over a period of time that began in January of 1995. As it implements the WTO mechanisms, the U.S. government is negotiating bilateral trade agreements with developing countries (which are generally exporters of textile and apparel products) that are members of the WTO to encourage them to reduce their tariffs on imports of textiles and apparel in exchange for reductions by the United States in tariffs on imports of textiles and apparel. The remaining quotas were eliminated on January 1, 2005, significantly changing the competitiveness of many countries as apparel sourcing locations. As we believe that we are a low-cost producer of high quality apparel, we do not expect this to have a material impact on our results of operations in future years if NAFTA and CAFTA remain in place. In addition, the U.S. Government may take other action to improve the impact of a possible influx of textile and apparel products from China. There is, however, no assurance that our future results will not be impacted by increased global competition.
OUR OPERATIONS ARE SUBJECT TO ENVIRONMENTAL REGULATION. Our operations must meet extensive federal, state and local regulatory standards in the areas of safety, health and environmental pollution controls. There can be no assurance that interpretations of existing regulations, future changes in existing laws, or the enactment of new laws and regulations will not require substantial additional expenditures. Similarly, the extent of our liability, if any, for the discovery of currently unknown problems or conditions, or past failures to comply with laws, regulations and permits applicable to our operations, cannot be determined.
WE HAVE A SIGNIFICANT AMOUNT OF INDEPENDENT CONTRACT PRODUCTION. We have historically relied upon third party suppliers for up to 30% of our sewing production. Any shortage of supply or significant price increases from our suppliers could adversely affect our results of operations.
WE RELY ON THE STRENGTH OF OUR TRADEMARKS. Our trademarks include the Soffe®, Intensity Athletics®, Delta®, Quail HollowTM, Junkfood®, Junk Mail® and Sweet and Sour® brands. We have incurred legal costs in the past to establish and protect these trademarks, but these costs have not been significant. We may in the future be required to expend resources to protect these trademarks. The loss or limitation of the exclusive right to use our trademarks could adversely affect our sales and results of operations.
A SIGNIFICANT PORTION OF OUR BUSINESS RELIES UPON LICENSE AGREEMENTS. Our Retail-Ready Apparel segment relies on its licensed products for a substantial part of its sales. Although we are not dependent on any single license, we believe our license agreements in the aggregate are of significant value to our business. The loss or failure to obtain license agreements could adversely affect our sales and results of operations.
WE DEPEND ON KEY MANAGEMENT. Our success depends upon the talents and continued contributions of our key management, many of whom would be difficult to replace. The loss or interruption of the services of these executives could have a material adverse effect on our business, financial condition and results of operations. Although we maintain employment agreements with certain members of key management, we cannot be assured that the services of such personnel will continue. We do not, however, maintain an employment agreement with Robert W. Humphreys, President and Chief Executive Officer. We believe our future success depends on our ability to retain and motivate our key management, our ability to integrate new members of management into our operations and the ability of all personnel to work together effectively as a team.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
Our principal executive offices are located in a leased facility in Duluth, Georgia. Our administrative, manufacturing and distribution functions are conducted in both leased and owned facilities. Our principal manufacturing, distribution and administrative facilities at August 17, 2007 are listed below:

Location	Utilization	Segment
Duluth, Georgia*	Principal executive offices	Activewear and Retail-Ready
Maiden Plant, Maiden, NC	Knit/dye/finish/cut	Activewear
Fayette Plant, Fayette, AL	Knit/dye/finish	Activewear
Fayetteville Plant 1, Fayetteville, NC	Cut/sew/decoration/distribution/administration	Retail-Ready
Fayetteville Plant 2, Fayetteville, NC	Knit/dye/finish/cut	Retail-Ready
Rowland Plant, Rowland, NC	Sew	Retail-Ready
Honduras Plant, San Pedro Sula, Honduras*	Sew	Activewear
Cortes Plant, San Pedro Sula, Honduras*	Sew	Activewear
La Paz Plant, La Paz, El Salvador*	Sew	Activewear
Campeche Sportswear Plant, Campeche, Mexico*	Sew	Activewear
Mexico Plant, Campeche, Mexico*	Sew	Activewear
FunTees Design, Concord, NC*	Research/development	Activewear
FunTees Samples, Concord, NC*	Research/development	Activewear
Shannon Drive Warehouse, Fayetteville, NC	Warehouse	Retail-Ready
Distribution Center, Clinton, TN*	Distribution	Activewear
Distribution Center, Santa Fe Springs, CA*	Distribution	Activewear and Retail-Ready
Distribution Center, Miami, FL*	Distribution	Activewear and Retail-Ready
Distribution Center, Cranbury NJ*	Distribution	Activewear and Retail-Ready
DC Annex, Fayetteville, NC*	Distribution	Retail-Ready
Distribution Center, Lansing, MI*	Distribution	Retail-Ready
Distribution Center, Andalusia, AL*	Distribution	Activewear
Soffe Outlet Store, Smithfield, NC*	Retail sales	Retail-Ready
New York Office, New York, NY* (two office locations)	Sales	Activewear and Retail-Ready
FunTees Executive Office, Concord, NC*	Administration/sales	Activewear
Greenville Executive Office, Greenville, SC* (two office locations)	Administration	Activewear and Retail-Ready
Los Angeles Office, Los Angeles, CA*	Administration/sales	Retail-Ready

*	- Denotes leased location
During fiscal year 2007 our manufacturing facilities operated at less than full capacity. With the shutdown of our Fayette, Alabama facility in the first quarter of our fiscal year 2008, we may be slightly inventory constrained in the first half of fiscal 2008 in our Activewear segment. However, as our new facility in Honduras begins production in the second quarter of fiscal 2008, we expect our manufacturing facilities to have adequate ongoing capacity. We believe all of our facilities are suitable for the purposes for which they are designed and are generally adequate to allow us to remain competitive with our competitors. In June 2007, we disposed of our former Knoxville, Tennessee warehouse which we had no longer been using to distribute products. Substantially all of our assets are subject to liens in favor of our credit agreement lender.
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matter was submitted to a vote of security holders during the fourth quarter of our 2007 fiscal year.
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Market Information for Common Stock: Our Common Stock is listed and traded on the American Stock Exchange under the symbol “DLA”. As of August 18, 2007, there were approximately 1,164 record holders of our Common Stock.
The following table sets forth, for each of the periods indicated below, the high and low sales prices per share of our Common Stock as reported on the American Stock Exchange.

	Fiscal Year 2007		Fiscal Year 2006
	High	Low	High	Low
First Quarter	$19.85	$16.48	$16.11	$12.49
Second Quarter	20.50	16.45	15.99	14.23
Third Quarter	18.50	14.91	20.25	15.41
Fourth Quarter	18.50	14.97	19.10	15.77
Dividends: On April 18, 2002, our Board of Directors adopted a quarterly dividend program. We paid $1.7 million and $1.5 million in dividends during fiscal years 2007 and 2006, respectively.
Dividends declared per common share are as follows:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Fiscal Year 2007	$0.050	$0.050	$0.050	$0.050
Fiscal Year 2006	$0.040	$0.040	$0.040	$0.050
Although the Board may terminate or amend the dividend program at any time, we currently expect to continue the quarterly dividend program.
Subject to the provisions of any outstanding blank check preferred stock (none of which is currently outstanding), the holders of our common stock are entitled to receive whatever dividends, if any, may be declared from time to time by our Board of Directors in its discretion from funds legally available for that purpose. Pursuant to our credit facility with Wachovia Bank, National Association, as Agent, we are allowed to make cash dividends in amounts such that the aggregate amount paid to shareholders since May 16, 2000 does not exceed twenty-five percent (25%) of our cumulative net income calculated from May 16, 2000 to the date of determination. At June 30, 2007 there was $10.6 million of retained earnings free of restrictions for the payment of dividends.
Any future cash dividend payments will depend upon our earnings, financial condition, capital requirements, compliance with loan covenants and other relevant factors.
Purchases of our Own Shares of Common Stock: On April 20, 2006, our Board of Directors increased our authorization to repurchase stock in open market transactions by an additional $5.0 million pursuant to our Stock Repurchase Program. This brings the total amount authorized for share repurchases to $11.0 million at June 30, 2007, of which $1.9 million remained available for future stock repurchases as of June 30, 2007. During fiscal year 2007, we purchased 196,770 shares of our common stock pursuant to our Stock Repurchase Program for an aggregate of $3.4 million. Since inception of the program in November 2000, we have purchased 1,024,771 shares of our stock under the program for a total cost of $9.1 million. All purchases were made at the discretion of our management. At a meeting on August 15, 2007, our Board of

Directors increased our authorization to repurchase stock in open market transactions by an additional $4.0 million pursuant to our Stock Repurchase Program, bringing the total amount authorized for share repurchases to $15.0 million, of which $5.9 million remained available for future stock repurchases as of August 15, 2007.
In the fourth quarter, we made the following purchases of our common stock:

	Total		Total Number of	Dollar Value of
	Number of	Average	Shares Purchased	Shares that May Yet
	Shares	Price Paid	as Part of Publicly	Be Purchased
Period	Purchased	per Share	Announced Plans	Under the Plans
April 1, 2007 to May 5, 2007	52,500	$17.29	52,500	$2.9 million
May 6, 2007 to June 2, 2007	60,300	$16.86	60,300	$1.9 million
June 3, 2007 to June 30, 2007	—	—	—	$1.9 million
Total	112,800	$17.12	112,800	$1.9 million
Our Stock Repurchase Program does not have an expiration date.
Securities Authorized for Issuance Under Equity Compensation Plans: The information required by Item 201(d) of Regulation S-K is set forth under “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this Annual Report, which information is incorporated herein by reference.
COMPARISON OF TOTAL RETURN AMONG DELTA APPAREL, INC., AMEX US MARKET INDEX, AND AMEX WHOLESALE & RETAIL TRADE INDEX
Our company’s common stock began trading on the American Stock Exchange on June 30, 2000, the last trading day of fiscal year 2000. Prior to that date, no securities of the company were publicly traded. Set forth below is a line graph comparing the yearly change in the cumulative total stockholder return, assuming dividend reinvestment, on our company’s common stock with (1) the American Stock Exchange US Market Index (the “AMEX US Market Index”) and (2) the American Stock Exchange Wholesale and Retail Trade Index (the “AMEX Wholesale and Retail Trade Index”), which is comprised of all AMEX companies with SIC codes from 5000 through 5999.

	2000	2001	2002	2003	2004	2005	2006	2007
Delta Apparel, Inc.	100.00	196.00	308.07	369.96	555.53	624.53	826.10	884.66
AMEX US Market Index	100.00	91.22	79.31	79.59	96.44	107.52	120.62	143.15
AMEX Wholesale & Retail Trade Index	100.00	74.84	86.86	81.39	100.10	124.60	164.44	213.08

This Performance Graph assumes that $100 was invested in the common stock of our company and comparison groups on June 30, 2000 and that all dividends have been reinvested.

ITEM 6. SELECTED FINANCIAL DATA
On October 2, 2006, we completed the acquisition of substantially all of the assets of Fun-Tees, Inc. Our fiscal year 2007 consolidated financial statements include the operations of FunTees since the acquisition date. On August 22, 2005, we acquired substantially all of the assets of Liquid Blaino Designs, Inc. d/b/a Junkfood Clothing. On October 3, 2003, we acquired all of the outstanding stock of M. J. Soffe Co. The consolidated statements of income for the years ended June 28, 2003 and July 3, 2004, and the consolidated balance sheet data as of June 28, 2003, July 3, 2004 and July 2, 2005 are derived from, and are qualified by reference to, our audited consolidated financial statements not included in this document. The consolidated statement of income data for the years ended July 2, 2005, July 1, 2006 and June 30, 2007, and the consolidated balance sheet data as of July 1, 2006 and June 30, 2007 are derived from, and are qualified by reference to, our audited consolidated financial statements included elsewhere in this document. We operate on a 52-53 week fiscal year ending on the Saturday closest to June 30. The 2004 fiscal year was a 53-week year. The 2007, 2006, 2005 and 2003 fiscal years were 52-week years. Historical results are not necessarily indicative of results to be expected in the future. The selected financial data should be read in conjunction with the Consolidated Financial Statements and the related notes as indexed on page F-1 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7.

	Fiscal Year Ended
	June 30,	July 1,	July 2,	July 3,	June 28,
	2007	2006	2005	2004	2003
	(In thousands, except share amounts)
Statement of Income Data:
Net sales	$312,438	$270,108	$228,065	$208,113	$129,521
Cost of goods sold	(239,365)	(190,222)	(174,156)	(159,852)	(105,552)
Selling, general and administrative expenses	(59,187)	(53,530)	(37,881)	(31,043)	(13,220)
Restructuring costs	(1,498)	—	—	—	—

Operating income	12,388	26,356	16,028	17,218	10,749
Other (loss) income	(89)	657	4,117	(192)	(194)
Interest expense, net	(5,157)	(3,819)	(3,022)	(2,622)	(732)

Income before income taxes	7,142	23,194	17,123	14,404	9,823
Provision for income taxes	1,471	8,350	5,880	4,674	3,760
Extraordinary gain, net of taxes	672	—	—	—	—

Net income	$6,343	$14,844	$11,243	$9,730	$6,063

Basic earnings per common share:
Income before extraordinary gain	$0.67	$1.73	$1.35	$1.19	$0.75
Extraordinary gain, net of income taxes	0.08	—	—	—	—

Net income	$0.75	$1.73	$1.35	$1.19	$0.75
Diluted earnings per common share:
Income before extraordinary gain	$0.65	$1.71	$1.33	$1.16	$0.73
Extraordinary gain, net of income taxes	0.08	—	—	—	—

Net income	$0.73	$1.71	$1.33	$1.16	$0.73
Dividends Declared per Common Share	$0.200	$0.170	$0.145	$0.125	$0.105
Balance Sheet Data (at year end):
Working capital	$120,645	$103,210	$86,910	$94,408	$54,283
Total assets	232,790	203,123	159,514	169,379	94,447
Total long-term debt, less current maturities	70,491	46,967	17,236	29,246	7,865
Shareholders’ equity	103,669	100,988	86,464	75,492	65,969
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
BUSINESS OUTLOOK
As we begin fiscal year 2008, we continue to see weak overall demand for apparel at retail. Despite this macro trend, we are encouraged by the demand for products from our Retail-Ready segment. Our Junkfood business experienced strong growth in our fiscal 2007 fourth quarter and our current indications are that this will continue into the first part of fiscal 2008. We believe this growth is due, to some extent, from retailers looking for new, fresh product to stimulate the consumer. Junkfood also has new licenses and customer opportunities that should allow us to build on the sales momentum established in the second half of fiscal 2007. Our Soffe business had record revenue for fiscal 2007, although fourth quarter sales were below our expectations. We are seeing good sell through of Soffe products and expect to further grow this business in fiscal year 2008 in all channels of distribution.

While we will be somewhat capacity constrained in our Activewear segment during the first half of fiscal year 2008, we also expect record sales in this business for the year due primarily to having a full year of FunTees revenue. As our new lower cost production comes on stream in the second half of the year we expect to have more products to fully participate in the marketplace. We believe demand for our off shore decorating capabilities will be strong and we should be able to build private label business over the long term.
Over the past years, we have used the cash flow from our Activewear segment to fund acquisitions to build our Retail-Ready segment. In fiscal year 2007, we began reinvesting in our Activewear segment with the acquisition of FunTees and the construction of Ceiba Textiles, our offshore textile facility in Honduras. With the recent passage of CAFTA, we believe it is important for us to take advantage of the opportunity to lower our fabric cost on basic products. The building and utility infrastructure will be leased from the Green Valley Industrial Park. We expect our total capital expenditure for this project will be approximately $15 million. The facility is expected to ultimately produce approximately one million pounds of fabric per week and is expected to reduce our cost by approximately $7 million annually once at full production levels. The FunTees and Ceiba Textiles initiatives are expected to be key drivers in the future growth of our Activewear segment.
In July 2007, we announced our plans to restructure our U.S. textile operations by closing our manufacturing facility in Fayette, Alabama. The closing of this facility is expected to occur in our first quarter of fiscal year 2008 and will leave us with two U.S. textile operations, one located in Maiden, North Carolina and the other in Fayetteville, North Carolina. In conjunction with our overall textile initiatives, including the integration of FunTees into our Maiden, North Carolina facility, the opening of our Honduran textile facility, and the closing of our Fayette, Alabama facility, we expect to incur total costs of approximately $10.0 million, or $0.75 per diluted share, associated with the restructuring. The expenses impacted our fourth quarter of fiscal 2007, and are expected to impact our first half of fiscal year 2008, as follows:

	FY 07 Qtr 4	FY 08 Qtr 1	FY 08 Qtr 2	Total
Cost of Sales	$5.4 million	$1.7 million	$1.4 million	$8.4 million
Restructuring Charges	$1.5 million	$0.1 million	—	$1.6 million
Total	$6.9 million	$1.8 million	$1.4 million	$10.0 million

Diluted EPS Impact	$0.51	$0.13	$0.10	$0.75
We expect our restructuring initiatives will result in costs savings per diluted share of approximately $0.26 in fiscal year 2008, $0.62 in fiscal year 2009, and $0.80 in fiscal year 2010.
EARNINGS GUIDANCE
For the first fiscal quarter ending September 29, 2007, we expect sales to be in the range of $74 to $78 million and diluted per share results to be in the range of ($0.04) to $0.00. This compares to our fiscal year 2007 first quarter sales of $62.7 million and diluted earnings of $0.26 per share.
For the 2008 fiscal year ending June 28, 2008, we expect sales to be in the range of $335 to $350 million and diluted earnings per share to be in the range of $1.36 to $1.52. This includes the $3.2 million, or $0.23 per diluted share, of anticipated expenses associated with the start-up of the new Honduran textile facility and the shutdown of the Fayette, Alabama facility that will impact results in the first two quarters of fiscal year 2008. This compares to our fiscal year 2007 sales of $312.4 million and diluted earnings of $0.73 per share.
RESULTS OF OPERATIONS
Overview
For the fiscal year, sales reached an all-time record of $312.4 million, a 15.7% increase from $270.1 million in sales in the prior year as the FunTees acquisition provided significant additional sales in our private label business in the Activewear segment, partially offset by sales declines in our catalog business in the Activewear segment. Gross margins for the year decreased 620 basis points to 23.4% compared to 29.6% in the prior year driven primarily from excess manufacturing and startup costs of $5.4 million associated with the integration of the FunTees operations into our existing Maiden, North Carolina facility. In addition, the inclusion of FunTees also reduced overall gross margins as sales from its private label business carry lower margins than our branded business, and the Junkfood business, which carries higher margins, had lower sales than in the prior year.

Net income for the year ended June 30, 2007 was $6.3 million, a 57.3% decrease from the prior year, due primarily to lower gross margins described above, restructuring charges including $1.5 million for impairment charges related to the U.S. textile operations restructuring and higher interest charges on the debt incurred for the Fun-Tees Acquisition. Earnings were $0.75 per basic share and $0.73 per diluted share, including the $0.51 per diluted share of restructuring related charges, compared to $1.73 per basic share and $1.71 per diluted share in the prior year.
We ended fiscal year 2007 with $46.4 million in total receivables, a decrease of $1.1 million from the prior year, primarily due to our improved days sales outstanding, which ended the year at 44 days compared to 47 days at the end of fiscal year 2006. Our inventories on June 30, 2007 were $124.6 million, an increase of $20.9 million from the prior year, primarily due to the FunTees acquisition. We believe our year-end inventory levels are appropriate to support our sales growth expectations for the fiscal 2008 first quarter and full fiscal year. Additionally, our accounts payable balance at June 30, 2007 was $35.9 million, an increase of $8.0 million from the prior year, primarily due to the FunTees acquisition.
We reduced our debt levels by $5.0 million during the fourth quarter, ending the year with $73.4 million in total debt. We had $19.3 million of availability under our revolving credit facility at year end.
Quarterly Financial Data
For information regarding quarterly financial data, refer to Note 18 “Quarterly Financial Information (Unaudited)” to the consolidated financial statements, which information is incorporated herein by reference.
Fiscal Year 2007 versus Fiscal Year 2006
Net sales for fiscal year 2007 were $312.4 million, an increase of $42.3 million, or 15.7%, from net sales of $270.1 million in fiscal year 2006. Net sales in the Activewear segment were $178.2 million, an increase of $41.6 million, or 30.4%, due to the acquisition of the FunTees business, which contributed $55.6 million, offset partially by a decline of $14.0 million, or 10.2%, in the core Delta activewear business. In the Delta catalog business, unit volume declined from the prior year by lower volumes in the basic t-shirt products, which were partially offset by average selling prices improving by 1.4%. Higher average selling prices contributed $1.7 million in revenue while reduced unit volumes had a negative impact of $15.7 million. The industry’s pricing for basic t-shirts declined due to competition in the marketplace, which Delta chose not to match resulting in decreased volume but increased selling prices. The Retail-Ready segment contributed $134.2 million in net sales, compared to $133.4 million in fiscal year 2006. Sales increased slightly by $0.8 million, or 0.6%, due to increased sales in the Soffe business of $7.2 million, or 7.3%, offset by lower sales in the Junkfood business of $6.4 million, or 18.9%.
Gross profit as a percentage of net sales decreased to 23.4% in fiscal year 2007 from 29.6% in the prior year. The margin decline of 620 basis points was primarily the result of the restructuring charges of $5.4 million from the expensing of start-up and excess manufacturing costs associated with the integration of FunTees into our existing facility in Maiden, N.C.. The Retail-Ready segment had flat gross margins from the prior year. The addition of FunTees reduced our overall gross margins in fiscal year 2007 as sales from its private label business generally carry lower gross margins than our branded business. Our gross margins may not be comparable to other companies, since some companies include costs related to their distribution network in cost of goods sold and we exclude a portion of them from gross margin and include them in selling, general and administrative expenses.
Selling, general and administrative expenses for fiscal year 2007 were $59.2 million, or 18.9% of sales, compared to $53.5 million, or 19.8% of sales, for fiscal year 2006. The increase of $5.7 million in additional expenses is due primarily from the addition of the FunTees business. Selling, general and administrative expenses as a percentage of sales declined 90 basis points due to the lower costs associated with the FunTees business and lower management incentive expenses. Selling costs as a percentage of net sales are higher in the Retail-Ready segment primarily due to the additional staffing, higher commissions, royalty expense on licensed products, and increased advertising expenses associated with selling branded apparel products.
Restructuring costs of $1.5 million recognized in 2007 consist of noncash impairment charges related to the reduction of textile operations in the U.S.
Operating income for fiscal year 2007 was $12.4 million, a decrease of $14.0 million, or 53.0%, from $26.4 million in fiscal year 2006. The decrease was primarily the result of the factors described above. For fiscal year 2007, the Retail-Ready segment contributed $17.1 million in operating income and the Activewear segment had a $4.8 million operating loss, which included $6.9 million in restructuring related expenses described above.
Other income for fiscal year 2006 was $0.7 million, primarily related to insurance proceeds received as a result of losses of inventory during the 2005 hurricane season. Other income for fiscal year 2007 is insignificant.

Net interest expense for fiscal year 2007 was $5.2 million, an increase of $1.3 million, or 35.0%, from $3.8 million for fiscal year 2006. The increase in interest expense was primarily due to the higher debt levels resulting from the acquisition of FunTees. Interest rates also increased during fiscal year 2007 from fiscal year 2006 by approximately 90 basis points, contributing to the higher interest expense.
Our effective income tax rate for fiscal year 2007 was 20.6%, compared to 36.0% for fiscal year 2006. Our effective income tax rate for fiscal year 2007 is lower than for fiscal year 2006 primarily as a result of the donation of our old Knoxville, Tennessee distribution facility to a charitable organization. From this donation, we recognized a $0.7 million tax benefit. In addition, due to our lower earnings this year, a higher proportion of our earnings are in the tax-free zone of Honduras, driving a lower overall effective tax rate.
During the first quarter of fiscal year 2007, we recorded an extraordinary gain associated with the final earn-out payment made to the former M. J. Soffe shareholders. This extraordinary gain, net of taxes, was $0.7 million, or $0.08 per diluted share.
Due to the factors described above, net income for fiscal year 2007 was $6.3 million, a decrease of $8.5 million, or 57.3%, from net income of $14.8 million for fiscal year 2006.
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
Operating income for fiscal year 2006 was $26.4 million, an increase of $10.4 million, or 64.4%, from $16.0 million in fiscal year 2005. The increase is primarily the result of the higher gross profit in fiscal year 2006, partially offset by higher distribution and selling, general and administrative expenses described above. The Activewear and Retail-Ready segments contributed $6.9 million and $19.1 million in operating income, respectively.
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
LIQUIDITY AND CAPITAL RESOURCES
Credit Facility and Other Financial Obligations
On August 22, 2005, we entered into a Second Amended and Restated Loan and Security Agreement (the “Amended Loan Agreement”) with Wachovia Bank, National Association, as Agent, and the financial institutions named in the Amended Loan Agreement as Lenders.
On October 2, 2006, in conjunction with the acquisition of FunTees, we entered into the First Amendment to the Second Amended and Restated Loan and Security Agreement and Consent. Pursuant to the First Amendment, Wachovia N.A. consented to the acquisition of FunTees and the assets of FunTees were included as collateral on the loan. In addition, the First Amendment eliminated certain limitations or restrictions with regards to dividend payments and stock repurchases.
On February 26, 2007, we entered into the Second Amendment to the Amended Loan Agreement. The Second Amendment increased our line of credit to $90 million.
Pursuant to the Amended Loan Agreement, our credit facility provides a line of credit of $90 million (subject to borrowing base limitations based on the value and type of collateral provided) that matures in August 2008. The credit facility is secured by a first-priority lien on substantially all of the real and personal property of Delta Apparel, Junkfood, and M. J. Soffe Co. All loans under the credit agreement bear interest at rates based on adjusted LIBOR rates plus an applicable margin or the bank’s prime rate plus an applicable margin. Within the credit facility, there is a Fixed Asset Loan Amortization Amount requiring monthly installment payments of $0.2 million, which reduces the amount of availability under the facility. Under the credit facility, after subtracting the Fixed Asset Loan Amortization Amounts, we were able to borrow at June 30, 2007, up to $74.8 million ($53.4 million of which we had borrowed at June 30, 2007) subject to borrowing base limitations based on the accounts receivable and inventory levels. Annual facility fees are .25% of the amount by which $90.0 million exceeds the average daily principal balance of the outstanding loans and letter of credit accommodations during the immediately preceding month. At June 30, 2007 and July 1, 2006 we had the ability to borrow an additional $19.3 million and $32.4 million, respectively, under the credit facility. At June 30, 2007, we had $2.1 million outstanding pursuant to letters of credit included in the Amended Loan Agreement.
The credit facility contains a subjective acceleration clause and a “springing” lockbox arrangement (as defined in EITF 95-22), whereby remittances from customers will be forwarded to our general bank account and will not reduce the outstanding debt until and unless a specified event or an event of default occurs. Pursuant to EITF 95-22, we classify borrowings under the new facility as non-current debt.
At June 30, 2007, we had $68.4 million outstanding under our credit facility, at an average interest rate of 6.6%.
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
In addition to the credit facility with Wachovia Bank, National Association, we have a seller note payable to the former Junkfood shareholders pursuant to the Asset Purchase Agreement dated as of August 22, 2005. The seller note bears interest at 9%, is payable quarterly, and requires principal payments of $750,000 and $1.25 million for each of the periods ending August 22, 2007 and 2008, respectively. At June 30, 2007, we had $2.0 million outstanding under the note.

In the fourth quarter of fiscal year 2007 we entered into a loan agreement with Banco Ficohsa, a Honduran bank, for our capital expansion in Honduras. The loan is secured by a first-priority lien on the assets of our Honduran operations. The loan bears interest at LIBOR plus 2%, is payable monthly, and has a five year term. At June 30, 2007, we had $3.0 million outstanding on this loan.
Pursuant to the First Amendment to Amended and Restated Stock Purchase Agreement related to the October 2003 Soffe acquisition, amounts were payable to the prior shareholders of M. J. Soffe if specified financial performance targets were met by M. J. Soffe Co. during the annual period beginning on October 2, 2005 and ending on September 30, 2006 (the “Earnout Amount”). The Earnout Amount was capped at a maximum aggregate amount of $4.0 million and was payable five business days subsequent to the filing of the Form 10-Q for the first fiscal quarter of fiscal year 2007. Based on the financial performance achieved, we paid the final Earnout Amount of $2.3 million to the prior shareholders of M. J. Soffe in November 2006. We recorded an extraordinary gain of $0.7 million, net of taxes, or $0.08 per diluted share, associated with the final earnout payment.
As part of the consideration of the acquisition of Junkfood, additional amounts are payable to the Junkfood sellers during each of fiscal years 2007, 2008, 2009, and 2010 if financial performance targets are met by Junkfood during the period beginning on August 22, 2005 and ending on July 1, 2006 and during each of the three fiscal years thereafter (ending on June 27, 2009). During the three months ended September 30, 2006, we paid $3.3 million to the former Junkfood shareholders related to the earnout period ended July 1, 2006. Based on the financial performance, no earnout payment will be made related to the earnout period ended June 30, 2007.
Our primary cash needs are for working capital and capital expenditures. In addition, we use cash to fund our dividend payments and share repurchases under our Stock Repurchase Program.
Operating Cash Flows
Net cash provided by operating activities was $20.5 million and $20.2 million for fiscal years 2007 and 2006, respectively. Our cash flow from operating activities in fiscal year 2007 was primarily due to net income plus depreciation and amortization and non-cash charges for stock compensation, asset impairment and deferred taxes, together with the change in working capital. The change in working capital provided $6.2 million in cash, primarily from increased collections of accounts receivable from our improved days sales outstanding, offset by an unfavorable change in income taxes of $3.2 million. Our cash flow from operating activities in fiscal year 2006 was primarily due to net income plus depreciation, amortization and non-cash compensation and an increase in accounts payable. Changes in working capital are primarily monitored by analysis of the investment in accounts receivable and inventories and by the amount of accounts payable.
Investing Cash Flows
During fiscal year 2007, we used $10.9 million in cash for purchases of property, plant and equipment, primarily related to the Ceiba Textiles initiative and the integration of the FunTees operations and upgrades in information technology systems. We spent a total of $4.9 million on our Ceiba Textiles facility during fiscal year 2007, and anticipate spending an additional $10.1 million on the project. On October 2, 2006, we completed the acquisition of substantially all of the assets of Fun-Tees, Inc. paying $21.8 million in cash. In addition, we paid $3.3 million to the former Junkfood shareholders related to the earn-out period ended July 1, 2006 and paid $2.3 million to the prior shareholders of M. J. Soffe based on the financial performance achieved for the twelve months ended September 30, 2006. This is the final earn-out payment due to the former M. J. Soffe shareholders. During fiscal year 2006, our investing activities used $35.6 million in cash. We used $28.2 million related to the acquisitions of Junkfood Clothing Company and Intensity Athletics. In addition, we spent $5.4 for capital expenditures, and we invested $2.2 million in the Green Valley Industrial Park joint venture. The joint venture was created to construct and operate an industrial park near San Pedro Sula, Honduras. This was offset by $0.1 million in cash proceeds received upon sale of our Costa Rica joint venture.
During fiscal year 2008, we expect to spend a total of approximately $14.0 million on capital expenditures, which includes approximately $8.6 million of capital investment in Ceiba Textiles, $2.9 million for upgrades in information technology systems and $2.5 million for production equipment.
Financing Activities
Our financing activities in fiscal year 2007 provided $18.0 million in cash as compared to $15.8 million cash provided in fiscal year 2006. In fiscal year 2007, the cash provided by financing activities primarily came from our credit facility and such proceeds were primarily used for the acquisition of FunTees, and to pay $0.5 million of the Junkfood seller note. Additionally, $3.0 million was secured from Banco Ficohsa for the investment in Ceiba Textiles in Honduras. In fiscal year 2006, the cash provided by financing activities primarily came from our credit facility. In conjunction with the acquisition of

Junkfood and entry into the Amended Loan Agreement, on August 23, 2005, we paid approximately $5 million to satisfy in full the Promissory Note of M. J. Soffe Co. dated as of October 3, 2003, which was made in connection with our acquisition of M. J. Soffe Co. The Promissory Note was made in favor of the Soffe sellers, James F. Soffe, John D. Soffe, and Anthony M. Cimaglia. We paid dividends to our shareholders totaling $1.7 million and $1.5 million in fiscal years 2007 and 2006, respectively.
Our credit facility contains limitations on cash dividends. We are allowed to make cash dividends in amounts such that the aggregate amount paid to shareholders since May 16, 2000 does not exceed twenty-five percent (25%) of our cumulative net income calculated from May 16, 2000 to the date of determination. We used $3.4 million and $1.3 million in fiscal years 2007 and 2006, respectively, for share repurchases. At June 30, 2007 and July 1, 2006 there was $10.6 million and $10.8 million, respectively, of retained earnings free of restrictions for the payment of dividends. The credit facility contains limitations on, or prohibitions of, stock repurchases, related party transactions, mergers, acquisitions, sales of assets, indebtedness and investments.
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
The following table summarizes our contractual cash obligations, as of June 30, 2007, by future period.

	Payments Due by Period (in thousands)
	Total	Less than 1 year	1 - 3 years	3 – 5 years	After 5 years
Contractual Obligations:
Long-term debt (a)	$73,418	$2,927	$69,157	$1,334	$—
Operating leases	44,333	7,536	13,168	9,109	14,520
Letters of credit	2,147	2,147	—	—	—
Purchase obligations	27,226	27,226	—	—	—

Total	$147,124	$39,836	$82,325	$10,443	$14,520

(a)	We exclude interest payments from these amounts as the cash outlay for the interest is unknown and could not be reliably estimated as the majority of the debt is under a revolving credit facility. Interest payments will be determined based upon the daily outstanding balance of the revolving credit facility and the prevailing interest rate during that time. The interest on the Junkfood Seller Note is immaterial and therefore was excluded.
Off-Balance Sheet Arrangements
As of June 30, 2007, we do not have any off-balance sheet arrangements that are material to our financial condition, results of operations or cash flows as defined by Item 303(a) (4) of Regulation S-K promulgated by the SEC other than the letters of credit described above. We have entered into derivative interest rate contracts as described and included below in “Quantitative and Qualitative Disclosures about Market Risk” in Item 7A of this report.
Dividends and Purchases of our Own Shares
Our ability to pay cash dividends or purchase our own shares will largely be dependent on our earnings, financial condition, capital requirements, compliance with loan covenants and other relevant factors. Our credit facility permits the payment of cash dividends in amounts such that the aggregate amount paid to shareholders since May 16, 2000 does not exceed twenty-five percent (25%) of our cumulative net income calculated from May 16, 2000 to the date of determination. At June 30, 2007 there was $10.6 million of retained earnings free of restrictions for the payment of dividends.
During the fiscal year ended June 30, 2007, we purchased 196,770 shares of our common stock pursuant to our Stock Repurchase Program for an aggregate of $3.4 million. Since the inception of the program, we’ve purchased 1,024,771 shares of our stock under the program for a total cost of $9.1 million. We currently have authorization from our Board of Directors to spend up to $15.0 million for share repurchases under the Stock Repurchase Program of which $5.9 million remains available for share repurchases. All purchases were made at the discretion of our management.

Dividend Program
On April 18, 2002, our Board of Directors adopted a quarterly dividend program. We paid $1.7 million and $1.5 million in dividends during fiscal years 2007 and 2006, respectively. Although our Board may terminate or amend the dividend program at any time, we currently expect to continue the quarterly dividend program.
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
Self Insurance
Our medical, prescription and dental care benefits are primarily self-insured. Our self-insurance accruals are based on claims filed and estimates of claims incurred but not reported. We develop estimates of claims incurred but not reported based upon the historical time it takes for a claim to be reported and historical claim amounts. While the time it takes for a claim to be reported has been declining, if claims are greater than we originally estimate, or if costs increase beyond what we have anticipated, our recorded reserves may not be sufficient, and it could have a significant impact on our operating results. We had self insurance reserves of approximately $445,000 and $478,000 for June 30, 2007 and July 1, 2006, respectively.
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
Income Taxes
We use the liability method of accounting for income taxes, which requires recognition of temporary differences between financial statement and income tax basis of assets and liabilities measured by enacted tax rates. We have recorded deferred tax assets for certain state operating loss carryforwards and nondeductible accruals. We established a valuation allowance related to certain of the state operating loss carryforward amounts in accordance with the provisions of FASB Statement No. 109, Accounting for Income Taxes. We continually review the adequacy of the valuation allowance and recognize the benefits of deferred tax assets if reassessment indicates that it is more likely than not that the deferred tax assets will be realized based on earnings forecasts in the respective tax locations. We had operating loss carryforwards of approximately $7.5 million and $7.5 million for state tax purposes and a related valuation allowance against the operating loss carryfowards of $255 thousand and $146 thousand at June 30, 2007 and July 1, 2006, respectively. These carryforwards expire at various intervals through 2020.
RECENT ACCOUNTING STANDARDS
In February 2006, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 155, Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140 (“SFAS 155”). SFAS 155 permits an entity to measure at fair value any financial instrument that contains an embedded derivative that otherwise would be required to be bifurcated and accounted for separately under FASB Statement No. 133. SFAS 155 is effective for fiscal years beginning after September 15, 2006. We are currently evaluating the effect that the adoption of SFAS 155 will have on our financial position and results of operations and do not expect the adoption of this statement to have a material impact on our financial statements.
In June 2006, the FASB issued FASB Interpretation 48, Accounting for Uncertainty in Income Taxes (“Interpretation 48”). Interpretation 48 provides clarifying guidance on the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS 109, Accounting for Income Taxes and prescribes recognition and measurement guidance in determining amounts to be recorded in the financial statements. This Interpretation applies to all income-based tax items and is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the effect that the adoption will have on our financial position and results of operations and do not expect that the adoption of this statement will have a material impact on our financial statements.
In September 2006, the Staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of determining whether the current year’s financial statements are materially misstated. SAB 108 is effective for the fiscal years ending after November 15, 2006. The adoption of SAB 108 did not have a material impact on our consolidated financial statements.
In February 2007, the FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”), which permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the effect that the adoption of SFAS 159 will have on our financial position and results of operations and do not expect the adoption of this statement will have a material impact on our financial statements.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Commodity Risk Sensitivity
On January 5, 2005, in conjunction with the sale of our yarn spinning facility in Edgefield, South Carolina, we entered into a five-year agreement with Parkdale to supply our yarn requirements. During this five-year period, we will purchase from Parkdale all yarn required by Delta Apparel and our wholly owned subsidiaries for use in our manufacturing operations (excluding yarns that Parkdale did not manufacture as of the date of the agreement in the ordinary course of its business or due to temporary Parkdale capacity restraints). The purchase price of yarn is based upon the cost of cotton plus a fixed conversion cost. Thus, we are subject to the commodity risk of cotton prices and cotton price movements which could result in unfavorable yarn pricing for us. We set future cotton prices with purchase commitments as a component of the purchase price of yarn in advance of the shipment of finished yarn from Parkdale. Prices are set according to prevailing prices, as reported by the New York Cotton Exchange, at the time we enter into the commitments.
Yarn with respect to which we have fixed cotton prices at June 30, 2007 was valued at $19.7 million, and is scheduled for delivery between July 2007 and December 2007. At June 30, 2007, a 10% decline in the market price of the cotton covered by our fixed price yarn would have had a negative impact of approximately $1.3 million on the value of the yarn. This compares to a negative impact of $1.7 million at the 2006 fiscal year end based on the yarn with fixed cotton prices at July 1, 2006. The effect of a 10% decline in the market price of covered cotton had a larger impact as of July 1, 2006 than as of June 30, 2007 due to the higher levels of fixed cotton outstanding on July 1, 2006.
We may use derivatives, including cotton option contracts, to manage our exposure to movements in commodity prices. We do not designate our options as hedge instruments upon inception. Accordingly, we mark to market changes in the fair market value of the options as other income or other expense in the statements of income. We did not own any cotton options contracts on June 30, 2007 or July1, 2006.
Interest Rate Sensitivity
Our credit agreements provide that the outstanding amounts owed shall bear interest at variable rates. If the amount of outstanding indebtedness at June 30, 2007 under the revolving credit facilities had been outstanding during the entire year and the interest rate on this outstanding indebtedness was increased by 100 basis points, our expense would have increased by approximately $0.7 million, or 13.2%, for the fiscal year. This compares to an increase of $0.5 million, or 12.6%, for the 2006 fiscal year based on the outstanding indebtedness at July 1, 2006. The effect of a 100 basis point increase in interest rates has a larger impact as of June 30, 2007 than as of July 1, 2006 due to the higher debt levels outstanding on June 30, 2007, resulting primarily from the acquisition of the FunTees business. The actual increase in interest expense resulting from a change in interest rates would depend on the magnitude of the increase in rates and the average principal balance outstanding.
Derivatives
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
Changes in the derivatives’ fair values are deferred and recorded as a component of accumulated other comprehensive income (“AOCI”) until the underlying transaction is recorded. When the hedged item affects income, gains or losses are reclassified from AOCI to the Consolidated Statements of Income as interest income/expense. Any ineffectiveness, if material, in the Company’s hedging relationships is recognized immediately in the statement of income. The changes in fair value of the interest rate swap and collar agreement resulted in AOCI, net of taxes, of $0.1 million for the year ended June 30, 2007. There were no outstanding derivative instruments at July 1, 2006 or July 2, 2005.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Our consolidated financial statements for each of the fiscal years in the three-year period ended June 30, 2007 together with the Report of Independent Registered Public Accounting Firm thereon, are included in this report commencing on page F-1 and are listed under Part IV, Item 15 in this report.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2007 and, based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures were effective at the evaluation date.
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
Internal Control Over Financial Reporting
Management’s Report on Internal Control Over Financial Reporting and the Report of Independent Registered Public Accounting Firm thereon are included in this report commencing on page F-1 and are listed under Part IV, Item 15 in this report. Our independent registered public accounting firm has issued an attestation report on our internal control over financial reporting as stated in their attestation report, which is also included in this report commencing on page F-1 and is listed under Part IV, Item 15 in this report.
There was no change in our internal control over financial reporting during the fourth quarter of fiscal year 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
Not applicable.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item is incorporated herein by reference from the portions of the definitive Proxy Statement to be filed with the Securities and Exchange Commission on or prior to 120 days following the end of our fiscal year under the headings “Election of Directors”, “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance”.
All of our employees, including our Chief Executive Officer and Chief Financial Officer (who is also our principal accounting officer), are required to abide by our business conduct policies to ensure that our business is conducted in a consistently legal and ethical manner. We adopted a code of business conduct and ethics known as the Ethics Policy Statement. The Ethics Policy Statement is available on our website. In the event that we amend or waive any of the provisions of the Ethics Policy Statement applicable to our Chief Executive Officer or Chief Financial Officer, we intend to disclose the same on our website at www.deltaapparelinc.com.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item is incorporated herein by reference from the portions of the definitive Proxy Statement to be filed with the Securities and Exchange Commission on or prior to 120 days following the end of our fiscal year under the headings “Management Compensation”, “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report.”

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
Set forth in the table below is certain information about securities issuable under our equity compensation plans as of June 30, 2007.

Number of securities
		Weighted-average	remaining available for
	Number of securities to	exercise price of	future issuance under equity
	be issued upon exercise	outstanding	compensation plans
	of outstanding options,	options, warrants	(excluding securities
Plan Category	warrants and rights	and rights	reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	—	—

Equity compensation plans not approved by security holders	903,416	$12.06	749,562

Total	903,416	$12.06	749,562

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
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated herein by reference from the portion of the definitive Proxy Statement to be filed with the Securities and Exchange Commission on or prior to 120 days following the end of our fiscal year under the headings “Related Party Transactions” and “Election of Directors.”
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item is incorporated herein by reference from the portion of the definitive Proxy Statement to be filed with the Securities and Exchange Commission on or prior to 120 days following the end of our fiscal year under the headings “Audit and Non-Audit Fees” and “Election of Directors.”
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1) and (2) Financial Statements and Financial Statement Schedules
•	Management’s Annual Report on Internal Control over Financial Reporting.

•	Report of Independent Registered Public Accounting Firm.

•	Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting.

•	Consolidated Balance Sheets as of June 30, 2007 and July 1, 2006

•	Consolidated Statements of Income for the years ended June 30, 2007, July 1, 2006 and July 2, 2005.

•	Consolidated Statements of Shareholders’ Equity for the years ended June 30, 2007, July 1, 2006 and July 2, 2005.

•	Consolidated Statements of Cash Flows for the years ended June 30, 2007, July 1, 2006 and July 2, 2005.

•	Notes to Consolidated Financial Statements.
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
     3.2.1 Bylaws of the Company: Incorporated by reference to Exhibit 3.2.1 to the Company’s Form 10.
     3.2.2 Amendment to Bylaws of the Company adopted January 20, 2000: Incorporated by reference to Exhibit 3.2.2 to the Company’s Form 10.
     3.2.3 Amendment to Bylaws of the Company adopted February 17, 2000: Incorporated by reference to Exhibit 3.2.3 to the Company’s Form 10.
     3.2.4 Amendment to Bylaws of the Company adopted June 6, 2000: Incorporated by reference to Exhibit 3.2.4 to the Company’s Form 10.
     3.2.5 Amendment to Bylaws dated August 18, 2006: Incorporated by reference to Exhibit 3.2.5 to the Company’s Form 10-K/A filed on September 15, 2006.

     4.1. See Exhibits 3.1.1, 3.1.2, 3.2.1, 3.2.2, 3.2.3 and 3.2.4.
     4.2. Specimen certificate for common stock, par value $0.01 per share, of the Company: Incorporated by reference to Exhibit 4.2 to the Company’s Form 10.
     10.1. See Exhibits 2.1, 2.1.1, 2.2, 2.2.1, 2.3 and 2.4.
     10.2.1 Second Amended and Restated Loan and Security Agreement dated as of August 22, 2005 among Delta Apparel, Inc., Junkfood Clothing Company, M. J. Soffe Co., Wachovia Bank, National Association, as Agent, and the financial institutions named therein as Lenders: Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on August 26, 2005.
     10.2.2 First Amendment to the Second Amended and Restated Loan and Security Agreement and Consent dated as of October 2, 2006 among Delta Apparel, Inc., Junkfood Clothing Company, M. J. Soffe Co., Wachovia Bank, National Association, as Agent, and the financial institutions named therein as Lenders.
     10.2.3 On February 26, 2007, we entered into the Second Amendment to the Second Amended and Restated Loan and Security Agreement and Consent dated as of October 2, 2006 among Delta Apparel, Inc., Junkfood Clothing Company, M. J. Soffe Co., Wachovia Bank, National Association, as Agent, and the financial institutions named therein as Lenders.
     10.11 Industrial Lease Agreement dated as of October 3, 2003 between M. J. Soffe Co. and Middle Road Properties, LLC: Incorporated by reference to Exhibit 10.21 to the Company’s Form 8-K filed on October 17, 2003.
     10.12 Employment Agreement between Delta Apparel, Inc. and Deborah H. Merrill dated January 29, 2007: Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on February 2, 2007.**
     10.13 Employment Agreement between Delta Apparel, Inc. and Martha M. Watson dated January 29, 2007: Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on February 2, 2007.**
     10.14 Delta Apparel, Inc. 2000 Stock Option Plan, Effective as of February 15, 2000, Amended & Restated March 15, 2000: Incorporated by reference to Exhibit 10.4 to the Company’s Form 10.**
     10.15 Delta Apparel, Inc. Incentive Stock Award Plan, Effective February 15, 2000, Amended & Restated March 15, 2000: Incorporated by reference to Exhibit 10.5 to the Company’s Form 10.**
     10.16 Yarn Supply Agreement dated as of January 5, 2005 between Delta Apparel, Inc. and Parkdale Mills, LLC and Parkdale America, LLC: Incorporated by reference to Exhibit 10.29 to the Company’s Form 10-Q filed on February 9, 2005.
     10.17 Delta Apparel, Inc. 2004 Non-Employee Director Stock Plan: Incorporated by reference to Exhibit 10.30 to the Company’s Form 10-Q filed on May 16, 2005.
     10.18 Employment Agreement between Delta Apparel, Inc. and David R. Palmer dated January 29, 2007.**
     10.19 Employment Agreement between Delta Apparel, Inc. and Kenneth D. Spires January 29, 2007.**
     21 Subsidiaries of the Company.
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

DELTA APPAREL, INC.
(Registrant)

August 30, 2007	By: /s/ Deborah H. Merrill

Date	Deborah H. Merrill
Vice President, Chief Financial Officer and Treasurer (principal financial and accounting officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and as of the dates indicated.

/s/ David S. Fraser	8-27-07	/s/ E. Erwin Maddrey, II	8-25-07

David S. Fraser	Date	E. Erwin Maddrey, II	Date
Director		Director

/s/ William F. Garrett	8-25-07	/s/ Deborah H. Merrill	8-30-07

William F. Garrett	Date	Deborah H. Merrill	Date
Director		Vice President, Chief Financial Officer and Treasurer (principal financial and accounting officer)

/s/ Elizabeth J. Gatewood	8-26-07	/s/ Buck A. Mickel	8-28-07

Elizabeth J. Gatewood, Ph.D.	Date	Buck A. Mickel	Date
Director		Director

/s/ Robert W. Humphreys	8-30-07	/s/ David Peterson	8-27-07

Robert W. Humphreys	Date	David Peterson	Date
President, Chief Executive Officer		Director
and Director

/s/ Max Lennon	8-27-07

Max Lennon	Date
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
Under the supervision and with the participation of our management, including our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2007 based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The scope of our efforts to comply with the Section 404 Rules with respect to fiscal year 2007 included all of our operations other than those of our operations associated with the October 2, 2006 acquisition of Fun-Tees, Inc. where the Company purchased substantially all of the assets of Fun-Tees, Inc. In accordance with the SEC’s published guidance, because we acquired these operations during the fiscal year, we excluded these operations from our efforts to comply with Section 404 Rules with respect to fiscal year 2007. As of June 30, 2007, total assets for the operations of the former Fun-Tees, Inc. were approximately $28.3 million and total revenues for these operations for the period ending June 30, 2007 were approximately $55.6 million. Based on that evaluation, excluding our operations discussed above, our management has concluded that, as of June 30, 2007, our internal control over financial reporting is effective.
The effectiveness of the Company’s internal control over financial reporting as of June 30, 2007 has been audited by Ernst & Young LLP, the Company’s independent registered public accounting firm, who also audited the Company’s consolidated financial statements. Ernst & Young’s attestation report on the Company’s internal controls over financial reporting follows this report.

/s/ Deborah H. Merrill
Vice President, Chief Financial
Officer and Treasurer

/s/ Robert W. Humphreys
President and Chief Executive
Officer
August 30, 2007

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of Delta Apparel, Inc.
We have audited the accompanying consolidated balance sheets of Delta Apparel, Inc. and subsidiaries (the “Company”) as of June 30, 2007 and July 1, 2006, and the related consolidated statements of income, shareholders’ equity and comprehensive income and cash flows for each of the three years in the period ended June 30, 2007. Our audits also included the financial statement schedule listed in the index of Item 15 (a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at June 30, 2007 and July 1, 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2007, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Delta Apparel, Inc.’s internal control over financial reporting as of June 30, 2007 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated August 30, 2007 expressed an unqualified opinion.

/s/ ERNST & YOUNG LLP
Atlanta, Georgia
August 30, 2007

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting
The Board of Directors and Shareholders of Delta Apparel, Inc.
We have audited Delta Apparel, Inc.’s internal control over financial reporting as of June 30, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Delta Apparel, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
As indicated in the accompanying report of Management’s Annual Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of the former Fun-Tees, Inc., which is included in the 2007 consolidated financial statements of Delta Apparel, Inc. and constituted $28.3 million and $20.1 million of total assets and net assets, respectively, as of June 30, 2007 and $55.6 million and $1.3 million of revenues and net loss, respectively, for the year then ended. Our audit of internal control over financial reporting of Delta Apparel, Inc. also did not include an evaluation of the internal control over financial reporting of the former Fun-Tees, Inc.
In our opinion, Delta Apparel, Inc. maintained, in all material respects, effective internal control over financial reporting as of June 30, 2007, based on the COSO criteria.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Delta Apparel, Inc. as of June 30, 2007 and July 1, 2006, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended June 30, 2007 of Delta Apparel, Inc. and our report dated August 30, 2007 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Atlanta, Georgia
August 30, 2007

Delta Apparel, Inc. and Subsidiaries
Consolidated Balance Sheets
(Amounts in thousands, except share amounts and per share data)

	June 30, 2007	July 1, 2006
Assets
Current assets:
Cash	$792	$642
Accounts receivable, less allowances of $1,943 in 2007 and $2,169 in 2006	45,326	45,777
Other receivables	1,118	1,748
Income tax receivable	2,192	—
Inventories, net	124,604	103,660
Prepaid expenses and other current assets	2,597	2,708
Deferred income taxes	1,891	2,710

Total current assets	178,520	157,245

Property, plant and equipment, net	29,407	21,164
Goodwill	14,222	13,888
Intangibles, net	8,091	8,579
Other assets	2,550	2,247

	$232,790	$203,123

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$35,906	$27,862
Accrued expenses	19,042	21,504
Current portion of long-term debt	2,927	3,683
Income taxes payable	—	986

Total current liabilities	57,875	54,035

Long-term debt, less current maturities	70,491	46,967
Deferred income taxes	749	1,123
Other liabilities	6	10

Total liabilities	129,121	102,135

Commitments and contingencies

Shareholders’ equity:
Preferred stock—2,000,000 shares authorized, none issued and outstanding.	—	—
Common stock —$.01 par value, 15,000,000 shares authorized, 9,646,972 shares issued, and 8,398,395 and 8,562,821 shares outstanding as of June 30, 2007 and July 1, 2006, respectively.	96	96
Additional paid-in capital	55,510	54,672
Retained earnings	58,235	53,412
Accumulated other comprehensive income	140	—
Treasury stock —1,248,577 and 1,084,151 shares as of June 30, 2007 and July 1, 2006, respectively.	(10,312)	(7,192)

Total shareholders’ equity	103,669	100,988

	$232,790	$203,123

See accompanying notes to consolidated financial statements.

Delta Apparel, Inc. and Subsidiaries
Consolidated Statements of Income
(Amounts in thousands, except share amounts and per share data)

	Year Ended
	June 30, 2007	July 1, 2006	July 2, 2005
Net sales	$312,438	$270,108	$228,065
Cost of goods sold	239,365	190,222	174,156

Gross profit	73,073	79,886	53,909

Selling, general and administrative expenses	59,187	53,530	37,881
Restructuring costs	1,498	—	—

Operating income	12,388	26,356	16,028

Other expense (income), net	89	(657)	(4,117)
Interest expense, net	5,157	3,819	3,022

Income before provision for income taxes and extraordinary gain	7,142	23,194	17,123

Provision for income taxes	1,471	8,350	5,880

Income before extraordinary gain	5,671	14,844	11,243

Extraordinary gain, net of income taxes	672	—	—

Net income	$6,343	$14,844	$11,243

Basic earnings per share
Income before extraordinary gain	$0.67	$1.73	$1.35
Extraordinary gain, net of income taxes	0.08	—	—

Net income	$0.75	$1.73	$1.35

Diluted earnings per share
Income before extraordinary gain	$0.65	$1.71	$1.33
Extraordinary gain, net of income taxes	0.08	—	—

Net income	$0.73	$1.71	$1.33

Weighted average number of shares outstanding	8,506	8,590	8,355
Dilutive effect of stock options	169	75	108

Weighted average number of shares assuming dilution	8,675	8,665	8,463

Cash dividends declared per common share	$0.200	$0.170	$0.145
See accompanying notes to consolidated financial statements.

Delta Apparel, Inc. and Subsidiaries
Consolidated Statements of Shareholders’ Equity and Comprehensive Income
(Amounts in thousands, except share amounts)

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock
	Shares	Amount	Capital	Earnings	Income	Shares	Amount	Total

Balance at July 3, 2004	4,823,486	$48	$53,867	$29,473	$—	687,227	$(7,896)	$75,492
Net income	—	—	—	11,243	—	—	—	11,243
Treasury stock acquired	—	—	—	—	—	9,705	(261)	(261)
Stock grant	—	—	—	31	—	(2,422)	28	59
Stock options exercised under Awards Plan	—	—	—	344	—	(23,800)	279	623
Stock options exercised under Option Plan	—	—	—	(723)	—	(108,250)	1,245	522
Cash dividend ($.145 per share)	—	—	—	(1,214)	—	—	—	(1,214)
2-for-1 stock split	4,823,486	48	—	(48)	—	562,460	—	—

Balance at July 2, 2005	9,646,972	96	53,867	39,106	—	1,124,920	(6,605)	86,464
Net income	—	—	—	14,844	—	—	—	14,844
Treasury stock acquired	—	—	—	—	—	72,477	(1,252)	(1,252)
Stock grant	—	—	—	41	—	(4,844)	29	70
Employee stock based compensation	—	—	805	—	—	—	—	805
Stock options exercised under Awards Plan	—	—	—	805	—	(94,402)	554	1,359
Stock options exercised under Option Plan	—	—	—	76	—	(14,000)	82	158
Cash dividend ($.17 per share)	—	—	—	(1,460)	—	—	—	(1,460)

Balance at July 1, 2006	9,646,972	96	54,672	53,412	—	1,084,151	(7,192)	100,988
Comprehensive income:
Net income	—	—	—	6,343	—	—	—	6,343
Unrealized gain on derivatives	—	—	—	—	140	—	—	140

Total comprehensive income								6,483
Treasury stock acquired	—	—	—	—	—	196,770	(3,378)	(3,378)
Stock grant	—	—	—	56	—	(4,844)	33	89
Employee stock based compensation	—	—	838	—	—	—	—	838
Stock options exercised under Option Plan	—	—	—	123	—	(27,500)	225	348
Cash dividend ($.20 per share)	—	—	—	(1,699)	—	—	—	(1,699)

Balance at June 30, 2007	9,646,972	$96	$55,510	$58,235	$140	1,248,577	$(10,312)	$103,669

See accompanying notes to consolidated financial statements.

Delta Apparel, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Amounts in thousands)

	Year Ended
	June 30, 2007	July 1, 2006	July 2, 2005
Operating activities:
Net income	$6,343	$14,844	$11,243
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,785	4,329	4,289
Amortization	488	421	—
Provision for (benefit from) deferred income taxes	24	(506)	1,685
(Benefit from) provision for allowances on accounts receivable, net	(226)	(711)	728
Non-cash stock compensation	1,778	2,959	1,864
Extraordinary gain on earn-out payment	(672)	—	—
Loss (gain) on disposal and impairment of property	1,758	(73)	(4,036)
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	10,784	480	1,271
Inventories	(1,541)	(807)	6,862
Prepaid expenses and other current assets	237	(549)	(352)
Other non-current assets	50	360	1,741
Accounts payable	(1,147)	3,581	3,832
Accrued expenses	1,288	(1,262)	1,175
Income taxes	(3,178)	506	(2,826)
Other liabilities	(321)	(3,389)	(8,129)

Net cash provided by operating activities	20,450	20,183	19,347

Investing activities:
Purchases of property, plant and equipment	(10,915)	(5,381)	(10,968)
Proceeds from sale of property, plant and equipment	6	182	10,294
Cash paid for businesses, net of cash acquired	(27,430)	(28,237)	—
Cash invested in joint venture	—	(2,248)	—
Proceeds from sale of joint venture	—	50	—

Net cash used in investing activities	(38,339)	(35,634)	(674)

Financing activities:
Repayment of Soffe revolving credit facility, net	—	(11,781)	(5,428)
Proceeds from long-term debt	317,634	156,372	41,302
Repayment of long-term debt	(294,864)	(126,242)	(53,629)
Dividends paid	(1,699)	(1,460)	(1,214)
Treasury stock acquired	(3,378)	(1,252)	(261)
Proceeds from exercise of stock options	346	158	522

Net cash provided by (used in) financing activities	18,039	15,795	(18,708)

Increase (decrease) in cash	150	344	(35)

Cash at beginning of year	642	298	333

Cash at end of year	$792	$642	$298

Supplemental cash flow information:
Cash paid during the year for interest	$5,292	$3,475	$2,811

Cash paid during the year for income taxes	$4,781	$8,350	$8,192

Non-cash financing activity—issuance of common stock	$89	$1,428	$682

See accompanying notes to consolidated financial statements.

Delta Apparel, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
NOTE 1—THE COMPANY
We are a marketer, manufacturer and distributor of high quality branded and private label activewear apparel. We specialize in selling a variety of casual and athletic activewear tops and bottoms, embellished and unembellished t-shirts, and fleece products for the ever-changing apparel market. We focus our broad distribution of apparel products on specialty and boutique stores, high-end and mid-tier retail stores, sporting goods stores, screen printers, and private label accounts. In addition, we sell certain products in college bookstores and to the U.S. Military. We design and manufacture the majority of our products ourselves, allowing us to provide our customers consistent, high quality products. Our manufacturing operations are located in the Southeastern United States, El Salvador, Honduras, and Mexico. In addition, we use foreign and domestic contractors as additional sources of production.
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
(b) Fiscal Year: We operate on a 52-53 week fiscal year ending on the Saturday closest to June 30. The 2007, 2006 and 2005 fiscal years were 52-week years and ended on June 30, 2007, July 1, 2006 and July 2, 2005, respectively.
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
(d) Revenue Recognition: We recognize sales when the following criteria are met: persuasive evidence of an agreement exists, title has transferred to the customer, the price to the buyer is fixed and determinable and collectibility is reasonably assured. The majority of our sales are shipped FOB shipping point and revenue is therefore recognized when the goods are shipped to the customer. For the sales that are shipped FOB destination point, we do not recognize the revenue until the goods are received by the customer. Shipping and handling charges billed to our customers are included in net revenue, and the related handling costs are included in cost of goods sold. We estimate returns and allowances on an ongoing basis by considering historical and current trends. We record these costs as a reduction to net revenue.
(e) Cash: Cash consists of cash and temporary investments with original maturities of three months or less.
(f) Accounts Receivable: Accounts receivable consists primarily of receivables from our customers and we generally do not require collateral. We actively monitor our exposure to credit risk through the use of credit approvals and credit limits. We assign a portion of our trade accounts receivable at our Junkfood division under a factoring agreement. We account for our agreement as a sale in accordance with FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. The assignment of these receivables is without recourse, provided that the customer orders are approved by the factor prior to shipment of the goods, up to a maximum for each individual account. The agreement does not include provisions for advances from the factor against the assigned receivables. The factor funds the accounts receivable upon collection, or, exclusive of disputed claims, upon 90 days after the due date. The amount due from the factor is included in our accounts receivable on our balance sheet and changes in the amount due from factor is included in our cash flow from operations. At June 30, 2007, our trade accounts receivable less allowances was $45.3 million, consisting of $43.1 million in unfactored accounts receivable, $4.1 million due from factor, and $1.9 million in allowances. At July 1, 2006 our accounts receivable less allowances was $45.8 million, consisting of $45.5 million in unfactored accounts receivable, $2.5 million due from factor, and $2.2 million in allowances.
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
(h) Property, Plant and Equipment: Property, plant and equipment are stated at cost. We depreciate and amortize our assets on a straight-line method over the estimated useful lives of the assets, which range from three to twenty years. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the improvements. Assets that we acquire under non-cancelable leases that meet the criteria of capital leases are capitalized in property, plant and equipment and amortized over the useful lives of the related assets. When we retire or dispose of assets, the costs and accumulated depreciation or amortization are removed from the respective accounts and we recognize any related gain or loss. Repairs and maintenance are charged to expense when incurred. Major replacements that substantially extend the useful life of an asset are capitalized and depreciated.
(i) Impairment of Long-Lived Assets: In accordance with Statement of Financial Accounting Standard No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, our long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. When evaluating assets for potential impairment, we compare the carrying amount of the asset to the undiscounted future net cash flows expected to be generated by the asset. If impairment is indicated, the asset is permanently written down to its estimated fair market value (based upon future discounted cash flows) and an impairment loss is recognized. We recorded $1.5 million in impairment losses for fiscal year 2007. See Note 16 for a further discussion on these impairment losses.
(j) Goodwill and Intangibles: Certain intangibles and goodwill were recorded upon the acquisition of Junkfood Clothing Company in fiscal year 2006. Intangible assets associated with the Junkfood business, including the trade name and trademarks, customer relationships, non-compete agreements and goodwill, were recorded at the acquisition date. Earnout payments made in fiscal year 2007 associated with the acquisition increased the balance of goodwill by $334,000. Intangible assets are amortized based on their estimated useful lives, ranging from five to twenty years, as detailed in Note 6 – Goodwill and Intangible Assets. Goodwill represents the excess of purchase price over fair value of net identified tangible and intangible assets and liabilities acquired and is not amortized. The total amount of goodwill is expected to be deductible for tax purposes.
(k) Impairment of Goodwill: We evaluate the carrying value of goodwill annually as of December 31 and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Such circumstances could include, but are not limited to, a significant adverse change in business climate or unanticipated competition. When evaluating whether the goodwill is impaired, we compare the fair value of the reporting unit to which the goodwill is assigned to its carrying amount. If the carrying amount of the reporting unit exceeds its fair value, then the amount of the impairment loss must be measured. The impairment loss is calculated by comparing the implied fair value of reporting unit goodwill to its carrying amount. In calculating the implied fair value of goodwill, the fair value of the reporting unit is allocated to all of the other assets and liabilities, including intangible assets, of that unit based on their fair values. The excess of the fair value of a reporting unit over the amount assigned to its other assets and liabilities is the implied fair value of goodwill. We completed our annual test of goodwill as of December 31, 2006 and we did not identify any impairment as a result of the review.
(l) Self Insurance Reserves: Our medical, prescription and dental care benefits are primarily self-insured. Our self-insurance accruals are based on claims filed and estimates of claims incurred but not reported. We develop estimates of claims incurred but not reported based upon the historical time it takes for a claim to be reported and historical claim amounts. We had self insurance reserves of approximately $445,000 and $478,000 for June 30, 2007 and July 1, 2006, respectively.
(m) Internally Developed Software Costs. We account for internally developed software in accordance with SOP 98-1, Accounting for Computer Software Developed for or obtained for Internal Use. After technical feasibility has been established, we capitalize the cost of our software development process, including payroll and payroll benefits, by tracking the software development hours invested in the software projects. We amortize our software development costs in accordance with the estimated economic life of the software, which is generally three to five years.
(n) Income Taxes: We account for income taxes under the liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

(o) Costs of Goods Sold: We include in cost of goods sold all manufacturing and sourcing costs incurred prior to the receipt of finished goods at our distribution facilities. The costs of goods sold principally include product cost, purchasing costs, inbound freight charges, insurance, and inventory write-downs. Our gross margins may not be comparable to other companies, since some entities include costs related to their distribution network in cost of goods sold and we exclude a portion of them from gross margin, including them in selling, general and administrative expenses.
(p) Selling, General and Administrative Expense: We include in selling, general and administrative expenses, costs incurred subsequent to the receipt of finished goods at our distribution facilities, such as the cost of stocking, warehousing, and shipping goods for delivery to our customers. Distribution costs included in selling, general and administrative expenses totaled $14.1 million, $13.8 million and $9.1 million in fiscal years 2007, 2006 and 2005, respectively. In addition, selling, general and administrative expenses include costs related to sales associates, administrative personnel cost, advertising and marketing expenses, royalty payments on licensed products and general and administrative expenses.
(q) Advertising Costs: All costs associated with advertising and promoting our products are expensed during the year in which they are incurred and are included in selling, general and administrative expenses in the consolidated statements of income. We participate in cooperative advertising programs with our customers. Depending on the customer, our defined cooperative programs allow the customer to use from 1% to 5% of its net purchases from us towards advertisements of our products. As our products are being specifically advertised, we are receiving an identifiable benefit resulting from the consideration for cooperative advertising. Therefore, pursuant to Emerging Issues Task Force 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products), we record our cooperative advertising costs as a selling expense based on the net sales sold under the cooperative program and the related cooperative advertising reserve balances are recorded as accrued liabilities. Advertising costs totaled $4.5 million, $4.4 million and $3.9 million in fiscal years 2007, 2006 and 2005, respectively. Included in these costs were $1.8 million, $1.4 million and $1.3 million in fiscal years 2007, 2006 and 2005, respectively, related to our cooperative advertising programs.
(r) Foreign Currency Translation: Our functional currency for our owned foreign manufacturing facilities is the United States dollar. We remeasure those assets and liabilities denominated in foreign currencies using exchange rates in effect at each balance sheet date. Fixed assets and the related depreciation or amortization charges are recorded at the exchange rates in effect on the date we acquired the assets. Revenues and expenses denominated in foreign currencies are remeasured using average exchange rates for all periods presented. We recognize the resulting foreign exchange gains and losses as a component of other income and expense in the consolidated statements of income. These gains and losses are immaterial for all periods presented.
(s) Earnings per Share: We compute basic earnings per share by dividing net income by the weighted average number of common shares outstanding during the year. The computation of diluted earnings per share includes the dilutive effect of stock options and non-vested stock awards. The weighted-average shares do not include securities that would be anti-dilutive for each of the periods presented.
(t) Yarn and Cotton Procurements: On January 5, 2005, in conjunction with the sale of our yarn spinning facility in Edgefield, South Carolina, we entered into a five-year supply agreement with Parkdale America LLC to supply our yarn requirements. During this five-year period, we will purchase from Parkdale all yarn required by Delta Apparel and our wholly owned subsidiaries, for use in our manufacturing operations (excluding yarns that Parkdale did not manufacture as of the date of the agreement in the ordinary course of its business or due to temporary Parkdale capacity restraints). The purchase price of yarn is based upon the cost of cotton plus a fixed conversion cost. Thus, we are subject to the commodity risk of cotton prices and cotton price movements which could result in unfavorable yarn pricing for us. We fix the cotton prices as a component of the purchase price of yarn with Parkdale, pursuant to the supply agreement, in advance of the shipment of finished yarn from Parkdale. Prices are set according to prevailing prices, as reported by the New York Cotton Exchange, at the time we elect to fix specific cotton prices.
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
(u) Stock Option and Incentive Award Plans: As of July 3, 2005, we adopted the fair-value recognition provisions of FASB Statement No. 123 (revised 2004), Share-Based Payment (“Statement 123(R)”) and the Securities and Exchange Commission Staff Accounting Bulletin No. 107, Share-Based Payment (“SAB 107”) using the modified-prospective transition method; therefore, prior periods have not been restated. Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.
Prior to July 3, 2005, we accounted for stock plans under Statement 123. As permitted under this standard, compensation cost was recognized using the intrinsic value method described in APB 25 and related Interpretations. Pro forma information regarding net income and earnings per share was required by Statement 123 to be determined as if we had accounted for our employee stock options under the fair value method of that Statement. For purposes of pro forma disclosures, the estimated fair value of the options under the Option Plan and the Award Plan were amortized to expense over the options’ vesting period. Our pro forma information follows (in thousands, except per share amounts):

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
(v) Comprehensive Income: Other Comprehensive Income consists of net income and unrealized gains from cash flow hedges and is presented in the Consolidated Statements of Shareholders’ Equity. Accumulated other comprehensive income contained in the shareholders’ equity section of the Consolidated Balance Sheets in fiscal year 2007 consisted of $0.1 million for an interest rate swap agreement and an interest rate collar agreement.
(w) Fair Value of Financial Instruments: We use financial instruments in the normal course of our business. The carrying values approximate fair value for financial instruments that are short-term in nature, such as cash, accounts receivable and accounts payable. We estimate that the carrying value of our long-term debt approximates fair value based on the current rates offered to us for debt of the same remaining maturities.
(x) Derivatives: From time to time, we enter into forward contracts, option agreements or other instruments to limit our exposure to fluctuations in interest rates and raw material prices with respect to long-term debt and cotton purchases, respectively. We determine at inception whether the derivative instruments will be accounted for as hedges.
The Company accounts for derivatives and hedging activities in accordance with SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities, as amended. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and hedging activities. It requires the recognition of all derivative instruments as either assets or liabilities in the Consolidated Balance Sheets and measurement of those instruments at fair value. The accounting treatment of changes in fair value is dependent upon whether or not a derivative instrument is designated as a hedge and, if so, the type of hedge. For derivative financial instruments not designated as a hedge, changes in fair value are recognized in income. For derivatives designated as cash flow hedges, to the extent effective, changes in fair value are recognized in accumulated other comprehensive income (“AOCI”) until the hedged item is recognized in income. Ineffectiveness is recognized immediately in income. The Company formally documents all relationships between hedging instruments and hedged items, as well as risk management objectives and strategies for undertaking various hedge transactions, at the inception of such transactions.
No raw material option agreements were purchased during fiscal year 2007, 2006 or 2005. On April 2, 2007, we entered into an interest rate swap agreement and interest rate collar agreement to manage our interest rate exposure and effectively reduce the impact of future interest changes. Both agreements mature (or expire) on April 1, 2010. By entering into the interest rate swap agreement, we effectively converted $15.0 million of floating rate debt under our credit facility to a fixed obligation with a LIBOR rate at 5.06%. By entering into the interest rate collar agreement, we effectively provided a cap of 5.5% and a floor of 4.33% on LIBOR rates on $15.0 million of floating rate debt under our credit facility. We have assessed these agreements and elected to account for each as a cash flow hedge.
Changes in the derivatives’ fair values are deferred and recorded as a component of AOCI until the underlying transaction is recorded. When the hedged item affects income, gains or losses are reclassified from AOCI to the Consolidated Statements of Income as interest income/expense. Any ineffectiveness, if material, in the Company’s hedging relationships is recognized immediately as a loss or income. The changes in fair value of the interest rate swap and collar agreement resulted in AOCI, net of taxes, of $0.1 million for the year ended June 30, 2007. There were no outstanding derivative instruments at July 1, 2006.
(y) Recent Accounting Pronouncements: In February 2006, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 155, Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140 (“SFAS 155”). SFAS 155 permits an entity to measure at fair value any financial instrument that contains an embedded derivative that otherwise would be required to be bifurcated and accounted for separately under FASB Statement No. 133. SFAS 155 is effective for fiscal years beginning after September 15, 2006. We are currently evaluating the effect that the adoption of SFAS 155 will have on our financial position and results of operations and do not expect the adoption of this statement to have a material impact on our financial statements.
In June 2006, the FASB issued FASB Interpretation 48, Accounting for Uncertainty in Income Taxes (“Interpretation 48”). Interpretation 48 provides clarifying guidance on the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS 109, Accounting for Income Taxes and prescribes recognition and measurement guidance in determining amounts to be recorded in the financial statements. This Interpretation applies to all income-based tax items and is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the effect that the adoption of Interpretation 48 will have on our financial position and results of operations and do not expect the adoption of this statement to have a material impact on our financial statements.
In September 2006, the Staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of determining whether the current year’s financial statements are materially misstated. SAB 108 is effective for the fiscal years ending after November 15, 2006. The adoption of SAB 108 did not have a material impact on our consolidated financial statements.
In February 2007, the FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”), which permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the effect that the adoption of SFAS 159 will have on our financial position and results of operations and do not expect the adoption of this statement will have a material impact on our financial statements.
NOTE 3—ACQUISITIONS
FunTees Acquisition
On October 2, 2006, we completed the acquisition of substantially all of the assets of FunTees, Inc. and its business of designing, manufacturing, marketing, and selling private labeled knitted custom t-shirts (the “FunTees Acquisition”). FunTees was founded in 1972 and was headquartered in Concord, North Carolina. The assets acquired include substantially all of the equipment, inventories, and accounts receivable of the business. The aggregate consideration paid for substantially all of the assets of FunTees, Inc. was $21.8 million in cash, consisting of $20.0 million paid at closing and an additional $1.8 million paid on April 12, 2007 as an adjustment for the actual working capital purchased.
FunTees, which is included in our Activewear Apparel segment since acquisition, designs, manufactures, markets, and sells private labeled custom knit t-shirts primarily to major branded sportswear companies. We believe that the strength of FunTees is its flexibility to custom-manufacture products in a variety of garment styles, fabrics and colors and its ability to decorate and package products for retail in its offshore facilities.
We funded the FunTees Acquisition through draws under our revolving credit facility, which was amended in conjunction with the Acquisition. Pursuant to the amendment, Wachovia N. A. consented to the acquisition of FunTees and the assets of FunTees were included as collateral on the loan.

The acquisition of FunTees was accounted for using the purchase method of accounting. The purchase price of the acquisition was allocated to the assets acquired and liabilities assumed based on their fair values. Based on our purchase price allocation, no value was placed on intangible assets and no goodwill was recorded in conjunction with the FunTees Acquisition.
The results of FunTees’ operations have been included in the consolidated financial statements since the acquisition date. The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of the acquisition (in thousands):

Cash consideration	$21,784
Direct merger costs	246

$22,030

Accounts receivable	$9,477
Inventories	19,508
Other current assets	126
Other assets	213
Property, plant and equipment	3,778
Current liabilities	(10,755)
Other liabilities	(317)

Fair value of net assets acquired	$22,030

The unaudited pro forma financial information presented below gives effect to the FunTees Acquisition as if it had occurred as of the beginning of fiscal year 2007 and fiscal year 2006. The information presented below is for illustrative purposes only and is not indicative of results that would have been achieved or results that may be achieved in the future (in thousands).

	Year Ended
	June 30,	July 1,
	2007	2006
Net sales	$331,350	$342,357
Income before extraordinary gain	5,144	14,032
Net Income	5,816	14,032

Net income per share, before extraordinary gain
Basic	$0.60	$1.63
Diluted	$0.59	$1.62

Net income per share
Basic	$0.68	$1.63
Diluted	$0.67	$1.62
Junkfood Acquisition
On August 22, 2005, we acquired substantially all of the assets and properties of Liquid Blaino Designs, Inc. d/b/a Junkfood Clothing (“Seller”), a California-based designer, distributor and marketer of licensed and branded apparel. We are operating Junkfood, headquartered in Los Angeles, California, as a separate business within our Retail-Ready segment. At closing, we paid $20 million to Seller in cash and issued a promissory note to the Seller for $2,500,000. The promissory note bears interest at 9% and has a three-year term. The purchase price was subject to a post-closing adjustment of $4.4 million based on the actual working capital purchased, which we paid in fiscal year 2006. Also, additional amounts are payable to Seller in cash during each of fiscal years 2007, 2008, 2009, and 2010 if financial performance targets are met by Junkfood during the period beginning on August 22, 2005 and ending on July 2, 2006 and during each of the three fiscal years thereafter, ending on June 27, 2009 (the “Earnout Provisions”). In fiscal year 2007 we paid approximately $3.3 million in accordance with the Earnout Provisions relating to the earnout period ended July 2, 2006. No earnout is due with respect to the earnout period ended June 30, 2007.

NOTE 4—INVENTORIES
Inventories consist of the following (in thousands):

	June 30,	July 1,
	2007	2006
Raw materials	$10,626	$5,537
Work in process	27,723	27,534
Finished goods	86,255	70,589

	$124,604	$103,660

Raw materials at June 30, 2007 and July 1, 2006 include finished yarn and direct materials for the Activewear segment and include finished yarn, direct materials and blank t-shirts for the Retail-Ready segment.
NOTE 5—PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consist of the following (in thousands):

	Estimated	June 30,	July 1,
	Useful Life	2007	2006
Land and land improvements	N/A	$1,243	$1,354
Buildings	10-20 years	8,144	8,840
Machinery and equipment	5-15 years	40,490	36,905
Computers and software	3-5 years	8,065	6,011
Furniture and fixtures	7 years	3,665	3,346
Leasehold improvements	3-10 years	1,720	1,492
Automobiles	5 years	361	232
Construction in progress	N/A	8,827	1,850

		72,515	60,030
Less accumulated depreciation and amortization		(43,108)	(38,866)

		$29,407	$21,164

NOTE 6—GOODWILL AND INTANGIBLE ASSETS
Components of intangible assets are as follows (in thousands):

	June 30,	July 1,	Economic
	2007	2006	Life
Goodwill	$14,222	$13,888	N/A

Intangibles:
Tradename/trademarks	1,530	1,530	20 yrs
Customer relationships	7,220	7,220	20 yrs
Non-compete agreements	250	250	5 yrs

Total intangibles	9,000	9,000

Less accumulated amortization	(909)	(421)

	$8,091	$8,579

Earnout payments made in fiscal year 2007 associated with the acquisition of substantially all of the assets of Junkfood Clothing Company increased the balance of goodwill by $334,000. Amortization expense for intangible assets was $488,000 and $421,000 for the years ended June 30, 2007 and July 1, 2006, respectively. Amortization expense is estimated to be approximately $488,000 for each of the fiscal years 2008 through 2010, and approximately $438,000 in succeeding fiscal years.

NOTE 7—ACCRUED EXPENSES
Accrued expenses consist of the following (in thousands):

	June 30,	July 1,
	2007	2006
Accrued employee compensation and benefits	$11,936	$8,829
Taxes accrued and withheld	496	269
Accrued insurance	659	973
Accrued advertising	862	744
Accrued contingent earnout payments	—	6,409
Accrued royalties	973	764
Other	4,116	3,516

	$19,042	$21,504

NOTE 8—LONG-TERM DEBT
Long-term debt consists of the following (in thousands):

	June 30,	July 1,
	2007	2006
Revolving credit facilities secured by receivables, inventory, property and equipment, interest at prime rate or LIBOR rate plus an applicable margin (6.59% at June 30, 2007) due August 2008	$68,418	$48,150

Capital expansion loan agreement with Banco Ficohsa, a Honduran bank, interest at LIBOR plus 2%, payable monthly, with a five year term (denominated in U. S. dollars)	3,000	—

Junkfood Seller note, interest at 9% with interest payable quarterly, principal amounts of $750 and $1,250 due August 2007 and 2008, respectively	2,000	2,500

	73,418	50,650
Less current installments	2,927	3,683

Long-term debt, excluding current installments	$70,491	$49,967

On August 22, 2005, we entered into a Second Amended and Restated Loan and Security Agreement (the “Amended Loan Agreement”) with Wachovia Bank, National Association, as Agent, and the financial institutions named in the Amended Loan Agreement as Lenders.
On October 2, 2006, in conjunction with the acquisition of FunTees, we entered into the First Amendment to the Amended Loan Agreement. Pursuant to the First Amendment, Wachovia N. A. consented to the acquisition of FunTees and the assets of FunTees were included as collateral on the loan. In addition, the First Amendment eliminated certain limitations or restrictions with regards to dividend payments and stock repurchases.
On February 26, 2007, we entered into the Second Amendment to the Amended Loan Agreement. The Second Amendment increased our line of credit to $90 million.
Pursuant to the Amended Loan Agreement, our credit facility provides a line of credit of $90 million (subject to borrowing base limitations based on the value and type of collateral provided) that matures in August 2008. The credit facility is secured by a first-priority lien on substantially all of the real and personal property of Delta Apparel, Junkfood, and M. J. Soffe Co. All loans under the credit agreement bear interest at rates based on an adjusted LIBOR rates plus an applicable margin or the bank’s prime rate plus an applicable margin. Within the credit facility, there is a Fixed Asset Loan Amortization Amount requiring monthly installment payments of $0.2 million, which reduces the amount of availability under the facility. Under the credit facility, after subtracting the Fixed Asset Loan Amortization Amounts, we were able to borrow up to $74.8 million subject to borrowing base limitations based on the accounts receivable and inventory levels. Annual facility fees were .25% of the amount by which $90.0 million exceeds the average daily principal balance of the outstanding loans and letter of credit accommodations during the immediately preceding month. At June 30, 2007 and July 1, 2006 we had the ability to borrow an additional $19.3 million and $32.4 million, respectively, under the credit facility.
Our credit facility contains limitations on cash dividends. We are allowed to make cash dividends in amounts such that the aggregate amount paid to shareholders since May 16, 2000 does not exceed twenty-five percent (25%) of our cumulative net income calculated from May 16, 2000 to the date of determination. At June 30, 2007 and July 1, 2006 there was $10.6 million and $10.8 million, respectively, of retained earnings free of restrictions for the payment of dividends. The credit facility contains limitations on, or prohibitions of, stock repurchases, related party transactions, mergers, acquisitions, sales of assets, indebtedness and investments.
The credit facility contains a subjective acceleration clause and a “springing” lockbox arrangement (as defined in EITF 95-22), whereby remittances from customers will be forwarded to our general bank account and will not reduce the outstanding debt until and unless a specified event or an event of default occurs. Pursuant to EITF 95-22, we classify borrowings under the new facility as non-current debt.
In addition to the credit facility with Wachovia Bank, National Association, we have a seller note payable to the former Junkfood shareholders pursuant to the Asset Purchase Agreement dated as of August 22, 2005. The seller note bears interest at 9%, is payable quarterly, and requires principal payments of $750,000 and $1.25 million in the periods ending August 22, 2007 and 2008, respectively. At June 30, 2007, we had $2.0 million outstanding under the note.
In the fourth quarter of fiscal year 2007 we entered into a loan agreement with Banco Ficohsa, a Honduran bank, for our capital expansion in Honduras. The loan is secured by a first-priority lien on the assets of our Honduran operations. The loan bears interest at LIBOR plus 2%, is payable monthly, has a five year term and is denominated in U. S. dollars. At June 30, 2007, we had $3.0 million outstanding on this loan.
The aggregate maturities of debt at June 30, 2007 are as follows (in thousands):

Fiscal Year
2008	$2,927
2009	68,490
2010	667
2011	667
2012	667

$73,418

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
The sale of the Edgefield Plant resulted in a pre-tax gain of $3.6 million in the fiscal year ended July 2, 2005.

NOTE 10—INCOME TAXES
The provision for income taxes consisted of (in thousands):

	Year ended
	June 30,	July 1,	July 2,
	2007	2006	2005
Current:
Federal	$(10)	$7,471	$3,458
State	140	1,308	681
Foreign	216	77	56

Total current	346	8,856	4,195

Deferred:
Federal	869	(433)	1,270
State	256	(73)	415

Total deferred	1,125	(506)	1,685

Provision for income taxes	$1,471	$8,350	$5,880

A reconciliation between actual income tax expense and the income tax expense computed using the Federal statutory income tax rate of 34% for year ended June 30, 2007 and 35% for years ended July 1, 2006 and July 2, 2005 is as follows (in thousands):

	Year ended
	June 30,	July 1,	July 2,
	2007	2006	2005
Income tax expense at the statutory rate	$2,428	$8,118	$5,993
State income tax expense net of federal income tax effect	257	803	712
Nondeductible items in foreign jurisdictions	(72)	8	6
Permanent reinvestment of foreign earnings	(271)	(297)	(909)
Section 199 deduction under the American Jobs Creation Act of 2004	14	(237)	—
Valuation allowance adjustments	109	—	88
Nondeductible amortization and other permanent differences	(643)	42	43
Amended return adjustments	(348)	—	—
Other	(3)	(87)	(53)

Income tax expense	$1,471	$8,350	$5,880

Significant components of our deferred tax assets and liabilities are as follows (in thousands):

	June 30,	July 1,
	2007	2006
Deferred tax assets:
State net operating loss carryforward	$840	$445
Charitable donation carryforward	507	—
Earnout provision	—	1,329
Currently nondeductible accruals	2,133	2,036

Gross deferred tax assets	3,480	3,810

Less valuation allowance	(255)	(146)

Net deferred tax assets	3,225	3,664

Deferred tax liabilities:
Depreciation	(1,067)	(1,274)
Goodwill and intangibles	(693)	(451)
Other	(323)	(352)

Gross deferred tax liabilities	(2,083)	(2,077)

Net deferred tax asset	$1,142	$1,587

As of June 30, 2007 and July 1, 2006, we had operating loss carryforwards of approximately $7.5 million and $7.5 million, respectively, for state purposes. These carryforwards expire at various intervals through 2020. Our deferred tax asset related to state net operating loss carryforwards is reduced by a valuation allowance to result in deferred tax assets we consider more likely than not to be realized. The net change in the total valuation allowance for the year ended June 30, 2007 was an increase of $109,000. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.
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
Future minimum lease payments under non-cancelable operating leases as of June 30, 2007 were as follows (in thousands):

Fiscal Year
2008	$7,536
2009	7,342
2010	5,826
2011	4,978
2012	4,131
Thereafter	14,520

$44,333

Rent expense for all operating leases was approximately $6.0 million, $5.0 million and $3.3 million for fiscal years 2007, 2006, and 2005, respectively.
NOTE 12—EMPLOYEE BENEFIT PLANS
We sponsor and maintain a 401(k) retirement savings plan (the “401(k) Plan”) for our employees who meet certain service and age requirements. The 401(k) Plan permits participants to make pre-tax contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code. The 401(k) Plan provides for us to make a guaranteed match of the employee’s contributions. We contributed approximately $846,000, $651,000 and $450,000 to the 401(k) Plan during fiscal years 2007, 2006, and 2005, respectively.
During fiscal year 2005, our Board of Directors terminated our nonqualified deferred compensation plans pursuant to the exit strategy guidelines of the American Jobs Creation Act of 2004. Deferred compensation plans had been maintained to permit certain management employees to defer a portion of their compensation. Under the deferred compensation plan available to the Delta employees, deferred compensation accounts were credited with interest at a fixed interest rate. Under the deferred compensation plan available for the Soffe employees, deemed investment earnings based upon the stock market were added to each participant’s account. We expensed approximately $450,000 related to the deferred compensation plans during fiscal year 2005. We terminated both deferred compensation plans in June 2005 for a total cash disbursement of $6.2 million, which was partially offset by $2.0 million received from the termination of life insurance policies that had been maintained in conjunction with the deferred compensation plans.
We provide postretirement life insurance benefits for certain retired employees. The plan is noncontributory and is unfunded. Benefits and expenses are paid from our general assets as they are incurred. All of the employees in the plan are fully vested and the plan was closed to new employees in 1990. The discount rate used in determining the liability was 5.15% for fiscal years 2007, 2006 and 2005. The following table presents the benefit obligation for these benefits, which is included in accrued expenses in the accompanying balance sheet (in thousands).

	June 30,	July 1,
	2007	2006
Change in benefit obligations:
Balance at beginning of year	$939	$962
Interest cost	82	82
Benefits paid	(58)	(91)
Actuarial adjustment	1	(14)

Balance at end of year	$964	$939

NOTE 13—STOCK OPTIONS AND INCENTIVE STOCK AWARDS
Effective in June 2000, we established the Delta Apparel Stock Option Plan (the “Option Plan”) and the Delta Apparel Incentive Stock Award Plan (the “Award Plan”). Prior to July 3, 2005, we accounted for these plans under Statement 123. As permitted under this standard, compensation cost was recognized using the intrinsic value method described in APB 25 and related Interpretations. Effective July 3, 2005, we adopted the fair-value recognition provisions of Statement 123(R) and the Securities and Exchange Commission Staff Accounting Bulletin No. 107 (“SAB 107”) using the modified-prospective transition method; therefore, prior periods have not been restated. Compensation cost recognized subsequent to July 2, 2005, includes compensation cost for all share-based payments granted, but not yet vested as of July 2, 2005, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and compensation cost for all share-based payments granted subsequent to July 3, 2005, based on the grant date fair value estimated in accordance with the provisions of Statement 123(R).
Option Plan
Under the Option Plan, we authorized the grant of options for up to 2,000,000 shares of common stock. Options are granted by the compensation grants committee of our board of directors to officers and key and middle level executives for the purchase of our stock at prices not less than the fair market value of the shares on the dates of grant, with an exercise term (as determined by the Compensation Committee) not to exceed 10 years. The Compensation Committee determines the vesting period for our stock options. Generally, such stock options become exercisable over four years. Certain option awards provide for accelerated vesting upon meeting specific retirement, death or disability criteria. During the years ended June 30, 2007 and July 1, 2006, we granted options for 88,000 and 734,000 shares, respectively, of our common stock. At June 30, 2007, we had 437,000 shares available for grant under the Option Plan.
No stock-based compensation cost related to stock options was recognized in the statement of income for the year ended July 2, 2005 as all options granted in these periods had an exercise price equal to the market price at the date of grant. As a result of adopting Statement 123(R), our operating income for each year ended June 30, 2007 and July 1, 2006 is $0.8 million lower than if we had continued to account for stock-based compensation under APB No. 25. Compensation expense is allocated between our cost of sales and selling, general and administrative expense line items in our statements of income on a straight-line basis over the vesting periods. Associated with the compensation cost for the Option Plan are recognized tax benefits of $0.3 million for each fiscal year 2007 and 2006.
The following table summarizes the weighted average grant date fair values and assumptions that were used to estimate the grant date fair values of the options granted using the Black-Scholes option-pricing model of the share options granted during the fiscal years ended 2007, 2006 and 2005:

	2007	2006	2005
Risk-free interest rate	4.84%	4.00%	3.46%
Expected life	6 yrs	7 yrs	10 yrs
Expected volatility	31.7%	35.8%	35.0%
Expected dividend yield	1.13%	1.30%	1.30%
Weighted-average per share fair value of options granted	$5.29	$5.18	$4.23
The risk-free interest rate for the periods within the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. In fiscal year 2005, the expected life was based on historical exercises and terminations. Due to minimal exercising of stock options historically, in 2007 and 2006, we have estimated the expected life of options granted to be the midpoint between the average vesting term and the contractual term as permitted under SAB 107. The expected volatility for the periods of the expected life of the option is determined using historical volatilities based on historical stock prices. The expected dividend yield is based on our annual dividend in relation to our historical average stock price.

A summary of our stock option activity for the fiscal year ended June 30, 2007 under the Option Plan is as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic Value
	Shares	Exercise Price	Term	(thousands)
Outstanding at July 1, 2006	818,500	$12.98
Granted	88,000	$17.31
Exercised	(27,500)	$12.60
Forfeited	(68,500)	$13.35
Expired	—	—

Outstanding at June 30, 2007	810,500	$13.44	7.8	$3,821

Exercisable at June 30, 2007	444,500	$12.86	7.7	$2,351

The weighted-average grant-date fair value of options granted during the fiscal years 2007, 2006 and 2005 was $5.29, $5.18 and $4.23, respectively, per share option. Proceeds received on the exercise of options under the Option Plan were $0.3 million, $0.2 million and $0.5 million during fiscal years 2007, 2006 and 2005, respectively. The total intrinsic value of options exercised during the years ended June 30, 2007 and July 1, 2006 was $0.1 million and $0.1 million, respectively. Shares are issued from treasury stock upon exercise of the options. Prior to the adoption of Statement 123(R), we presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the statements of cash flows. Statement 123(R) requires that cash flows from tax benefits attributable to tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) be classified as financing cash flows. We did not have any significant excess tax benefits for fiscal years 2007 and 2006.
A summary of the status of our non-vested stock options as of June 30, 2007, and changes during the fiscal year ended June 30, 2007, is presented below:

		Weighted-
		Average
		Grant-Date
	Shares	Fair Value
Nonvested at July 1, 2006	674,000	$5.18
Granted	88,000	$5.29
Vested	(327,500)	$5.23
Forfeited	(68,500)	$5.18
Expired	—	—

Nonvested at June 30, 2007	366,000	$5.16

As of June 30, 2007, there was $1.8 million of total unrecognized compensation cost related to non-vested stock options under the Option Plan. This cost is expected to be recognized over a period of 2 years.
In December 2005, the FASB issued FSP FAS No. 123R-3 (“FSP123R”), Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards, which provides for a simplified method of calculating the initial pool of excess tax benefits upon adoption of Statement 123(R). The Option Plan meets the requirements of IRC Section 422 to qualify as an Incentive Stock Option (“ISO”) plan. We had no knowledge of any disqualifying dispositions, and accordingly, we did not have any tax deductions and there were no excess tax benefits, associated with our Option Plan. As such, we had no initial pool of excess tax benefits upon the adoption of Statement 123(R).
During fiscal year 2006, we recorded expense associated with our Option Plan pursuant to Statement 123(R). During the third quarter of fiscal year 2006 we amended all of our outstanding unvested options to convert them from ISO options to nonqualified options. Prior to March 2006 our Option Plan qualified as an ISO plan, and therefore the related expense was not tax deductible and resulted in a permanent tax difference, thus increasing our effective income tax rate. Upon the future exercise of these options we will be able record a tax benefit equal to the lesser of the actual benefit of the tax deduction or the cumulative compensation cost previously recognized in earnings. Any excess benefit will be recognized as an increase to additional paid-in capital.

Award Plan
Under the Award Plan, the compensation grants committee of our board of directors has the discretion to grant awards for up to an aggregate maximum of 800,000 shares of common stock. The Award Plan authorizes the compensation grants committee to grant to our officers and key and middle level executives rights to acquire shares at a cash purchase price of $0.01 per share. The Award Plan contains certain provisions that require it to be accounted for as a liability under Statement 123(R) and previously required it to be accounted for as a variable plan under APB 25. In fiscal year 2006, awards for 125,000 shares of our common stock were granted. These awards will vest upon the filing of our Annual Report on Form 10-K for fiscal year 2007 based on the achievement of performance criteria for the two-year period ended June 30, 2007. Awards provide for accelerated vesting upon meeting specific retirement, death or disability criteria. At June 30, 2007, we had 209,342 shares available for grant under the Award Plan. Compensation expense recorded under the Award Plan was $0.9 million, $2.2 million and $1.9 million in fiscal years 2007, 2006 and 2005, respectively. Compensation expense is allocated between our cost of sales and selling, general and administrative expense line items of our statements of income as incurred.
A summary of the status of our nonvested awards as of June 30, 2007, and changes during the year ended June 30, 2007, is presented below:

		Weighted
		Average
		Exercise
	Shares	Price
Nonvested at July 1, 2006	113,000	$0.01
Granted	10,200	$0.01
Vested	0	$0.01
Forfeited	(30,284)	$0.01
Expired	—	—

Nonvested at June 30, 2007	92,916	$0.01

As of June 30, 2007, there was $0.2 million of total unrecognized compensation cost related to non-vested awards under the Award Plan. This cost is expected to be recognized over a period of 8 weeks.
NOTE 14—BUSINESS SEGMENTS
We operate our business in two distinct segments: Activewear Apparel and Retail-Ready Apparel. Although the two segments are similar in their production processes and regulatory environment, they are distinct in their economic characteristics, products and distribution methods.
The Activewear Apparel segment comprises our business units primarily focused on garment styles that are characterized by low fashion risk. We market, distribute and manufacture unembellished knit apparel under the brands of “Delta Pro Weight®”, “Delta Magnum Weight™” and “Quail Hollow™.” The products are primarily sold to screen printing companies. In addition, we manufacture products under private labels for retailers, corporate industry programs and sports licensed apparel marketers. The unembellished and embellished private label apparel products, including custom knit t-shirts to major branded sportswear companies, that the former FunTees operations manufacture are included in the Activewear Apparel segment since the acquisition on October 2, 2006.
The Retail-Ready Apparel segment comprises our business units primarily focused on more specialized apparel garments to meet consumer preferences and fashion trends. These embellished and unembellished products are sold through specialty and boutique stores, high-end and mid-tier retail stores and sporting goods stores. In addition to these retail channels, we also supply college bookstores and produce products for the U.S. Military. Junkfood Clothing Company is included in the Retail-Ready Apparel segment as of August 22, 2005. Our products in this segment are marketed under the “Soffe®” label, and as of October 3, 2005, includes the “Intensity Athletics®” label and, as of August 22, 2005, the “Junkfood®”, “Junk Mail®” and “Sweet and Sour®” labels.
Corporate and Unallocated is a reconciling category for reporting purposes and includes intercompany eliminations and other costs that are not allocated to the operating segments.
Our management evaluates performance and allocates resources based on profit or loss from operations before interest, income taxes and special charges (“Segment Operating Income”). Our Segment Operating Income may not be comparable to similarly titled measures used by other companies. The accounting policies of our reportable segments are the same as those described in Note 2. Intercompany transfers between operating segments are transacted at cost and have been eliminated within the segment amounts shown in the following table (in thousands).

			Corporate
	Activewear	Retail-Ready	and
	Apparel	Apparel	Unallocated	Consolidated
Fiscal Year 2007:
Net sales	$178,249	$134,189	$—	$312,438
Segment operating (loss) income	(4,826)	17,082	43	12,299
Segment assets	126,086	106,704	—	232,790
Purchases of property, plant and equipment	8,422	2,493	—	10,915

Fiscal Year 2006:
Net sales	$136,666	$133,442	$—	$270,108
Segment operating income	7,556	19,111	346	27,013
Segment assets	99,786	103,337	—	203,123
Purchases of property, plant and equipment	3,711	1,670	—	5,381

Fiscal Year 2005:
Net sales	$143,434	$84,631	$—	$228,065
Segment operating income (loss)	10,013	10,421	(289)	20,145
Segment assets	91,382	68,132	—	159,514
Purchases of property, plant and equipment	10,308	660	—	10,968
The following reconciles the Segment Operating Income to the consolidated income before income taxes (in thousands).

	Year Ended
	June 30,	July 1,	July 2,
	2007	2006	2005
Segment operating income	$12,299	$27,013	$20,145
Unallocated interest expense	5,157	3,819	3,022

Consolidated income before taxes	$7,142	$23,194	$17,123

Our long-lived assets in foreign locations consist of property, plant and equipment and we attribute our long-lived assets to a particular country based on the location of our production facilities. Summarized financial information by geographic area is as follows (in thousands):
Long Lived Assets:

	June 30, 2007	July 1, 2006

United States	$21,392	$20,073

Honduras	5,568	514
El Salvador	1,212	—
Mexico	1,235	577

All Foreign Countries	8,015	1,091

Total Long-lived Assets	$29,407	$21,164

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
(b) Purchase Contracts
We have entered into agreements, and have fixed prices, to purchase natural gas, yarn, finished fabric and finished apparel products for use in our manufacturing operations. At June 30, 2007, minimum payments under these contracts were as follows (in thousands):

Natural gas	1,404
Yarn	19,717
Finished fabric	602
Finished apparel products	5,503

$27,226

(c) Letters of Credit
As of June 30, 2007, we had outstanding standby letters of credit totaling $575,000 and outstanding commercial letters of credit totaling $1.6 million.
NOTE 16—RESTRUCTURING PLAN
On July 18, 2007, we announced plans to restructure our U.S. textile operations by closing our manufacturing facility in Fayette, Alabama, as part of our overall restructuring of our textile manufacturing operations. Related to this restructuring plan, in the fourth quarter of fiscal year 2007, we evaluated the ongoing value of our production building and associated machinery, equipment and parts in Fayette. Based on this evaluation, we concluded that the long-lived assets at the Fayette plant with a carrying value of $1.9 million were no longer recoverable and were in fact impaired, and therefore wrote them down to their estimated fair value of $0.4 million. Fair value was based on expected future cash flows to be generated. This resulted in a $1.5 million write-down of the assets which is reflected on the income statement line item “Restructuring costs.” These assets are included in the Activewear Apparel segment. The restructuring plan also includes fiscal year 2007 charges to cost of sales of $5.4 million related to expensing excess manufacturing costs associated with the integration of the FunTees business into our existing Maiden, NC facility. Additionally, we expect to incur $3.1 million in fiscal year 2008 associated with the completion of the restructuring plan, with charges of $0.8 million for the closing of the facility and $2.3 million associated with the start-up of Ceiba Textiles. These charges will be recorded in our Activewear segment.
NOTE 17—RELATED PARTY TRANSACTIONS
On October 3, 2003, we entered into a lease agreement by and between M. J. Soffe Co. and Middle Road Properties, LLC to lease the distribution center that was used by M. J. Soffe Co. prior to its acquisition by us. The previous shareholders of M. J. Soffe Co. own Middle Road Properties, LLC. The lease commenced on October 3, 2003 and expires on October 2, 2008, with an option to extend the lease for an additional five years. The annual base rent on the building is $566,000 per year.

NOTE 18—QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
Presented below is a summary of our unaudited consolidated quarterly financial information for the years ended June 30, 2007 and July 1, 2006 (in thousands).

	2007 Quarter Ended				2006 Quarter Ended
	September 30	December 30	March 31	June 30 (a)	October 1	December 31	April 1	July 1
Net sales	$62,680	$72,949	$85,013	$91,796	$60,573	$57,702	$69,365	$82,468
Gross profit	17,336	16,094	20,719	18,924	18,694	18,269	19,216	23,707
Operating income	3,438	2,479	5,248	1,223	5,994	4,501	5,263	10,598
Income before extraordinary gain	1,575	633	2,778	685	3,377	2,376	2,744	6,347
Net income	2,247	633	2,778	685	3,377	2,376	2,744	6,347
Basic EPS	$0.26	$0.07	$0.33	$0.08	$0.40	$0.28	$0.32	$0.74
Diluted EPS	$0.26	$0.07	$0.32	$0.08	$0.39	$0.27	$0.31	$0.73

(a)	The quarter ended June 30, 2007 includes excess manufacturing costs and restructuring costs of $5.4 million and $1.5 million in gross profit and operating income, respectively.
NOTE 19—STOCK SPLIT
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
NOTE 20—EXTRAORDINARY GAIN
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

SCHEDULE II — CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
DELTA APPAREL, INC. AND SUBSIDIARIES
(In thousands)
ALLOWANCE FOR DOUBTFUL ACCOUNTS

	Beginning	Purchase			Ending
	Balance	Accounting *	Expense	Write-Offs	Balance
2007	$1,051	$—	$467	$(1,177)	$341
2006	1,290	—	(123)	(116)	1,051
2005	529	—	793	(32)	1,290
RETURNS AND ALLOWANCES

	Beginning	Purchase			Ending
	Balance	Accounting *	Expense	Credits Issued	Balance
2007	$1,118	$300	$9,894	$(9,710)	$1,602
2006	604	987	6,961	(7,434)	1,118
2005	637	—	6,419	(6,452)	604
TOTAL RESERVES FOR ALLOWANCES

	Beginning	Purchase		Write-Offs/	Ending
	Balance	Accounting *	Expense	Credits Issued	Balance
2007	$2,169	$300	$10,361	$(10,887)	$1,943
2006	1,894	987	6,838	(7,550)	2,169
2005	1,166	—	7,212	(6,484)	1,894
MARKET AND OBSOLESCENCE RESERVE

	Beginning	Purchase			Ending
	Balance	Accounting *	Expense **	Deductions **	Balance
2007	$1,614	$—	$425	$—	$2,039
2006	2,371	220	(977)	—	1,614
2005	2,820	—	(449)	—	2,371
SELF INSURANCE RESERVE

	Beginning	Purchase			Ending
	Balance	Accounting *	Expense **	Deductions **	Balance
2007	$478	$—	$(33)	$—	$445
2006	720	—	(242)	—	478
2005	1,216	—	(496)	—	720

*	Represents the allowance provided for as a result of the acquisition of Fun-Tees, Inc. on October 2, 2006 and the acquisition of Junkfood Clothing Company on August 22, 2005.

**	Net change in the market and obsolescence and self insurance reserves are shown in the expense column.