Form 10-Q
period 2007-09-29
DELTA APPAREL INC
filed 2007-11-06
CIK 1101396

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT FTO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Yes ☐ No ☑.
As of October 26, 2007, there were outstanding 8,496,749 shares of the registrant’s common stock, par value of $0.01, which is the only class of the outstanding common or voting stock of the registrant.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
DELTA APPAREL, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Amounts in thousands, except share amounts and per share data)
(Unaudited)

	September 29,	June 30,
	2007	2007
Assets
Current assets:
Cash	$534	$792
Accounts receivable, net	38,043	46,444
Income taxes receivable	754	2,192
Inventories, net	129,615	124,604
Prepaid expenses and other current assets	3,314	2,597
Deferred income taxes	2,959	1,891

Total current assets	175,219	178,520

Property, plant and equipment, net	32,926	29,407
Goodwill	14,222	14,222
Intangibles, net	7,969	8,091
Other assets	2,740	2,550

Total assets	$233,076	$232,790

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$29,637	$35,906
Accrued expenses	15,533	19,042
Current portion of long-term debt	5,270	2,927

Total current liabilities	50,440	57,875

Long-term debt, less current maturities	78,251	70,491
Deferred income taxes	805	749
Other liabilities	205	6

Total liabilities	129,701	129,121

Stockholders’ equity:
Preferred stock—2,000,000 shares authorized; none issued and outstanding	—	—
Common stock—par value $.01 a share, 15,000,000 shares authorized, 9,646,972 shares issued, and 8,496,749 and 8,398,395 shares outstanding as of September 29, 2007 and June 30, 2007, respectively	96	96
Additional paid-in capital	56,637	55,510
Retained earnings	56,265	58,235
Accumulated other comprehensive (loss) income	(123)	140
Treasury stock—1,150,223 and 1,248,577 shares as of September 29, 2007 and June 30, 2007, respectively	(9,500)	(10,312)

Total stockholders’ equity	103,375	103,669

Total liabilities and stockholders’ equity	$233,076	$232,790

See accompanying notes to condensed consolidated financial statements.

DELTA APPAREL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Amounts in thousands, except share amounts and per share data)
(Unaudited)

	Three Months Ended
	September 29,	September 30,
	2007	2006

Net sales	$72,562	$62,680
Cost of goods sold	59,571	45,344

Gross profit	12,991	17,336

Selling, general and administrative expenses	14,203	13,898
Restructuring costs	62	—

Operating (loss) income	(1,274)	3,438

Other income, net	82	51
Interest expense, net	1,470	947

(Loss) income before (benefit) provision for income taxes and extraordinary gain	(2,662)	2,542

(Benefit) provision for income taxes	(1,114)	967

(Loss) income before extraordinary gain	(1,548)	1,575

Extraordinary gain, net of income taxes	—	672

Net (loss) income	$(1,548)	$2,247

Basic (loss) earnings per share
(Loss) income before extraordinary gain	$(0.18)	$0.18
Extraordinary gain, net of income taxes	—	0.08

Net (loss) income	$(0.18)	$0.26

Diluted (loss) earnings per share
(Loss) income before extraordinary gain	$(0.18)	$0.18
Extraordinary gain, net of income taxes	—	0.08

Net (loss) income	$(0.18)	$0.26

Weighted average number of shares outstanding	8,430	8,546
Dilutive effect of stock options	—	144

Weighted average number of shares assuming dilution	8,430	8,690

Cash dividends declared per common share	$0.05	$0.05
See accompanying notes to condensed consolidated financial statements.

DELTA APPAREL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	Three Months Ended
	September 29,	September 30,
	2007	2006
Operating activities:
Net (loss) income	$(1,548)	$2,247
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	1,375	1,189
Deferred income taxes	(2,260)	(717)
Gain on disposal and impairment of property	—	(17)
Extraordinary gain on earn-out payment	—	(672)
Non-cash stock compensation	507	1,000
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	8,401	11,293
Inventories	(5,011)	(2,234)
Prepaid expenses and other current assets	(717)	234
Other non-current assets	(190)	(1)
Accounts payable and accrued expenses	(8,347)	(10,311)
Income taxes	2,686	236
Other liabilities	(32)	(1)

Net cash (used in) provided by operating activities	(5,136)	2,246

Investing activities:
Purchases of property, plant and equipment	(4,771)	(1,042)
Proceeds from sale of property, plant and equipment	—	20
Cash paid for business, net of cash acquired	—	(334)

Net cash used in investing activities	(4,771)	(1,356)

Financing activities:
Proceeds from long-term debt	99,608	48,306
Repayment of long-term debt	(89,539)	(48,590)
Treasury stock acquired	—	(506)
Dividends paid	(420)	(427)

Net cash provided by (used in) financing activities	9,649	(1,217)

Net decrease in cash	(258)	(327)

Cash at beginning of period	792	642

Cash at end of period	$534	$315

Supplemental cash flow information:
Cash paid during the period for interest	$1,373	$811

Cash (refunded) paid during the period for income taxes	$(1,704)	$1,247

Non-cash financing activity—issuance of common stock	$1,704	$90

See accompanying notes to condensed consolidated financial statements.

DELTA APPAREL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Amounts in thousands, unless otherwise noted and excluding share and per share amounts)
Note A—Basis of Presentation
We prepared the accompanying interim condensed consolidated financial statements in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. We believe these condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation. Operating results for the three months ended September 29, 2007 are not necessarily indicative of the results that may be expected for our fiscal year ending June 28, 2008. For more information regarding our results of operations and financial position refer to the consolidated financial statements and footnotes included in our Form 10-K for the year ended June 30, 2007, filed with the Securities and Exchange Commission.
“Delta Apparel,” the “Company,” and “we,” “us” and “our” are used interchangeably to refer to Delta Apparel, Inc. together with our wholly-owned subsidiaries, M. J. Soffe Co. (“M. J. Soffe”, or “Soffe”), Junkfood Clothing Company (“Junkfood”), and our other subsidiaries, as appropriate to the context.
Note B—Accounting Policies
Our accounting policies are consistent with those described in our Summary of Significant Accounting Policies in our Form 10-K for the year ended June 30, 2007 filed with the Securities and Exchange Commission.
Note C—New Accounting Standards
In September 2006, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. We are currently evaluating the effect that the adoption of SFAS 157 will have on our financial position and results of operations and do not expect that the adoption of this statement will have a material impact on our financial statements.
In February 2006, the FASB issued FASB Statement No. 155, Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140 (“SFAS 155”). SFAS 155 permits an entity to measure at fair value any financial instrument that contains an embedded derivative that otherwise would be required to be divided and accounted for separately under FASB Statement No. 133. SFAS 155 is effective for fiscal years beginning after September 15, 2006. We adopted SFAS 155 on July 1, 2007 and the adoption had no material impact on our financial position and results of operations.
In June 2006, the FASB issued FASB Interpretation 48, Accounting for Uncertainty in Income Taxes (“Interpretation 48”). Interpretation 48 provides clarifying guidance on the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS 109, Accounting for Income Taxes, and prescribes recognition and measurement guidance in determining amounts to be recorded in the financial statements. This Interpretation applies to all income-based tax items and is effective for fiscal years beginning after December 15, 2006. We adopted Interpretation 48 on July 1, 2007 and the adoption had no material impact on our financial position and results of operations. See Note M for additional information on the adoption of Interpretation 48.
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
Note D—Inventories
Inventories consist of the following:

	September 29,	June 30,
	2007	2007
Raw materials	$11,004	$11,922
Work in process	28,835	27,723
Finished goods	89,776	84,959

	$129,615	$124,604

Raw materials at September 29, 2007 and June 30, 2007 include finished yarn and direct materials for the activewear segment and include finished yarn, direct materials and blank t-shirts for the retail-ready segment.
Note E—Goodwill and Intangible Assets
Components of intangible assets are as follows:

	September 29,	Economic
	2007	Life
Goodwill	$14,222	N/A

Intangibles:
Tradename/trademarks	1,530	20 yrs
Customer relationships	7,220	20 yrs
Non-compete agreements	250	5 yrs

Total intangibles	9,000

Total goodwill and intangibles	23,222

Less accumulated amortization	(1,031)

	$22,191

Amortization expense for intangible assets was $122,000 for the three months ended September 29, 2007. We estimate amortization expense will be approximately $366,000 for the remainder of fiscal year 2008, $488,000 for each of the fiscal years 2009 and 2010, and approximately $438,000 in succeeding fiscal years.
Note F—Debt
On September 21, 2007, Delta Apparel, Junkfood and M. J. Soffe Co. entered into a Third Amended and Restated Loan and Security Agreement (the “Amended Loan Agreement”) with Wachovia Bank, National Association, as Agent, and the financial institutions named in the Amended Loan Agreement as Lenders.
Pursuant to the Amended Loan Agreement, the maturity of the loans under the previously existing credit facility was extended to September 21, 2012, and the line of credit available was increased to $100 million (subject to borrowing base limitations based on the value and type of collateral provided), which represents an increase of $10 million in the amount that was previously available under the credit facility. Under the Amended Loan Agreement, provided that no event of default exists, we have the option to increase the maximum credit available under the facility to $110 million (subject to borrowing base limitations based on the value and type of collateral provided), conditioned upon the Agent’s ability to secure additional commitments and customary closing conditions.
The credit facility is secured by a first-priority lien on substantially all of the real and personal property of Delta Apparel,

Junkfood, and Soffe. All loans under the credit agreement bear interest at rates based on an adjusted LIBOR rate plus an applicable margin or a bank’s prime rate plus an applicable margin. The facility requires monthly installment payments of approximately $194,000 per month in connection with fixed asset amortizations, and these amounts reduce the amount of availability under the facility. Annual facility fees are .25% of the amount by which $100 million exceeds the average daily principal balance of the outstanding loans and letters of credit accommodations during the immediately preceding month.
Our new facility includes the financial covenant that our Fixed Charge Coverage Ratio (as defined in the Amended Loan Agreement) for the preceding 12 month period must not be less than 1.10 to 1.0 and otherwise includes customary conditions to funding, covenants, and events of default. Proceeds of the loans may be used for general operating, working capital, and other corporate purposes, and to finance fees and expenses under the facility.
Our credit facility contains limitations on, or prohibitions of, cash dividends. We are allowed to make cash dividends in amounts such that the aggregate amount paid to shareholders since May 16, 2000 does not exceed twenty-five percent (25%) of our cumulative net income calculated from May 16, 2000 to the date of determination. At September 29, 2007 and June 30, 2007 there was $9.8 million and $10.6 million, respectively, of retained earnings free of restrictions for the payment of dividends.
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
In addition to the credit facility with Wachovia Bank, National Association, we have a seller note payable to the former Junkfood shareholders pursuant to the Asset Purchase Agreement dated as of August 22, 2005. The seller note bears interest at 9%, is payable quarterly, and has a three-year term. During the quarter ended September 29, 2007, we made the second annual principal payment of $0.8 million. At September 29, 2007, we had $1.3 million outstanding under the seller note.
In the fourth quarter of fiscal year 2007, we entered into a loan agreement with Banco Ficohsa, a Honduran bank, for our capital expansion in Honduras. The loan is secured by a first-priority lien on the assets of our Honduran operations. The loan bears interest at LIBOR plus 2%, is payable monthly, has a five year term and is denominated in U. S. dollars. At September 29, 2007, we had $9.0 million outstanding on this loan.
Note G—Selling, General and Administrative Expense
We include in selling, general and administrative expenses costs incurred subsequent to the receipt of finished goods at our distribution facilities, such as the cost of stocking, warehousing, picking and packing, and shipping goods for delivery to our customers. In addition, selling, general and administrative expenses include costs related to sales associates, administrative personnel cost, advertising and marketing expenses and general and administrative expenses. For the first quarter of each of fiscal years 2008 and 2007, distribution costs included in selling, general and administrative expenses totaled $3.6 million and $3.4 million, respectively.
Note H—Stock Options and Incentive Stock Awards
We maintain certain stock-based compensation plans that are described in Note 13 to the Consolidated Financial Statements included in our 2007 Annual Report to Shareholders. Effective July 3, 2005, we adopted the fair-value recognition provisions of Statement 123(R) and the Securities and Exchange Commission Staff Accounting Bulletin No. 107 (“SAB 107”).
Delta Apparel Stock Option Plan (“Option Plan”)
No options were granted under the Option Plan during the quarter ended September 29, 2007. We expensed $0.2 million in each of the first quarters of fiscal years 2007 and 2008 in conjunction with our Option Plan. As of September 29, 2007, there was $1.6 million of total unrecognized compensation cost related to non-vested stock options under the Option Plan. This cost is expected to be recognized over a period of 1.75 years. Stock compensation expense is included in the cost of sales and selling, general and administrative expense line items of our statements of income on a straight-line basis over the vesting periods.

Delta Apparel Incentive Stock Award Plan (“Award Plan”)
During the quarter ended September 29, 2007, we granted 81,200 shares under the Award Plan. These awards will vest upon the filing of our Annual Report on Form 10-K for fiscal year 2009 based on the achievement of performance criteria for the two-year period ended June 27, 2009. Compensation expense recorded under the Award Plan was $0.2 million and $0.8 million in the first quarter of each of fiscal years 2008 and 2007, respectively. Stock compensation expense is included in the cost of sales and selling, general and administrative expense line items of our statements of income over the vesting periods. As of September 29, 2007, there was $2.1 million of total unrecognized compensation cost related to non-vested awards under the Award Plan. This cost is expected to be recognized over a period of 1.9 years.
Note I—Purchase Contracts
We have entered into agreements, and have fixed prices, to purchase natural gas, yarn, finished fabric and finished apparel products for use in our manufacturing operations. At September 29, 2007, minimum payments under these non-cancelable contracts were as follows (in thousands):

Natural gas	$1,166
Yarn	22,428
Finished fabric	2,065
Finished apparel products	4,328

$29,987

Note J—Computation of Basic and Diluted Earnings per Share (EPS)
We compute basic earnings per share by dividing net income by the weighted average number of common shares outstanding during the period. The computation of diluted earnings per share includes the dilutive effect of stock options and non-vested stock awards granted under our Option Plan and our Award Plan unless such shares would be anti-dilutive.
Note K—Stockholders’ Equity
Stock Repurchase Program
At a meeting on August 15, 2007, our Board of Directors increased our authorization to repurchase stock in open market transactions under our Stock Repurchase Program by an additional $4.0 million, bringing the total amount authorized for share repurchases to $15.0 million. All purchases are made at the discretion of our management. We did not purchase any shares of our common stock during the three months ended September 29, 2007. Since the inception of the Stock Repurchase Program, we have purchased 1,024,771 shares of our common stock pursuant to the program for an aggregate of $9.1 million. As of September 29, 2007, $5.9 million remains available for future purchases.
Quarterly Dividend Program
On August 15, 2007, our Board declared a cash dividend of five cents per share of common stock pursuant to our quarterly dividend program. We paid the dividend on September 10, 2007 to shareholders of record as of the close of business on August 29, 2007. On October 29, 2007, the Board of Directors elected to suspend payment of our $0.05 quarterly dividend on common stock. The Board believes the suspension of the dividend at this time is prudent to preserve our financial flexibility in this uncertain retail environment and period of increased capital spending for our new Honduran textile facility. The additional capital resulting from this decision is intended to allow us to improve our balance sheet and increase our debt availability. Our Board will evaluate the opportunity to resume a dividend payment as our quarterly profitability becomes more consistent.
Note L—Segment Reporting
We operate our business in two distinct segments: Activewear Apparel and Retail-Ready Apparel. Although the two segments are similar in their production processes and regulatory environment, they are distinct in their economic characteristics, products and distribution methods.
The Activewear Apparel segment is comprised of our business units primarily focused on garment styles that are characterized by low fashion risk. We market, manufacture and distribute unembellished knit apparel under the brands of

“Delta Pro Weight®”, “Delta Magnum Weight™” and “Quail Hollow™.” The products are primarily sold to screen printing companies. In addition, we manufacture products under private labels for retailers, corporate industry programs and sports licensed apparel marketers. The unembellished and embellished private label apparel products, including custom knit t-shirts to major branded sportswear companies, that the former FunTees operations manufacture are included in the Activewear Apparel segment since our acquisition of FunTees on October 2, 2006.
The Retail-Ready Apparel segment is comprised of our business units primarily focused on more specialized apparel garments to meet consumer preferences and fashion trends. These embellished and unembellished products are sold through specialty and boutique stores, high-end and mid-tier retail stores and sporting goods stores. In addition to these retail channels, we also supply college bookstores and produce products for the U.S. Military. Our products in this segment are marketed under the “Soffe®” label, the “Intensity Athletics®” label and the “Junkfood®”, “Junk Mail®” and “Sweet and Sour®” labels.
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
Information about our operations as of and for the three months ended September 29, 2007 and September 30, 2006, by operating segment, is as follows:

	Activewear	Retail-Ready	Corporate and
	Apparel	Apparel	Unallocated	Consolidated
Fiscal Year 2008:
Net sales	$42,232	$30,330	$—	$72,562
Segment operating (loss) income	(3,929)	2,737	—	(1,192)
Segment assets	130,485	102,591	—	233,076

Fiscal Year 2007:
Net sales	$30,323	$32,357	$—	$62,680
Segment operating income	216	3,273	—	3,489
Segment assets	97,234	96,536	—	193,770
The following reconciles the Segment Operating Income to the consolidated income before income taxes for the three months ended September 29, 2007 and September 30, 2006.

	Three Months Ended
	September 29,	September 30,
	2007	2006
Segment operating (loss) income	$(1,192)	$3,489
Unallocated interest expense	1,470	947

Consolidated (loss) income before taxes and extraordinary gain	$(2,662)	$2,542

Note M—Income Taxes
Our effective income tax rate for the three months ended September 29, 2007 was 41.8%, compared to 20.6% for the fiscal year ended June 30, 2007. Our effective income tax rate for the three months includes the benefit of the donation of our Fayette, Alabama textile facility to the Industrial Development Board of the City of Fayette. From this donation, we recognized a $0.2 million tax benefit. In fiscal year 2007, we donated our old Knoxville, Tennessee distribution facility to a charitable organization, recognizing a $0.7 million tax benefit.
On July 1, 2007, we adopted the provisions of Interpretation 48, Accounting for Uncertainty in Income Taxes, which provides a financial statement recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. Under Interpretation 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. Interpretation 48 also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and income tax disclosures.
We file income tax returns in the U.S. federal jurisdiction and various state, local and foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state, local or non-U.S. income tax examinations by tax authorities for the years before 2003. However, net operating loss carryforwards remain subject to examination to the extent they are carried forward and impact a year that is open to examination by tax authorities. Based upon our evaluation of our tax positions, the adoption of Interpretation 48 had no impact on our financial statements.
Note N—Extraordinary Gain
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
Note O—Factored Receivables
We assign a portion of our trade accounts receivable at our Junkfood division under a factor agreement. We account for our factoring agreement as a sale in accordance with FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement 125. The assignment of these receivables is without recourse, provided that the customer orders are approved by the factor prior to shipment of the goods, up to a maximum for each individual account. The agreement does not include provisions for advances from the factor against the assigned receivables. The factor funds the accounts receivable upon collection, or, exclusive of disputed claims, upon 90 days after the due date. The amount due from the factor is included in our accounts receivable on our balance sheet and changes in the amount due from factor is included in our cash flow from operations. At September 29, 2007 our accounts receivable less allowances was $38.0 million, comprised of $36.5 million in unfactored accounts receivable, $3.3 million due from factor, and $1.8 million in allowances. At June 30, 2007 our accounts receivable less allowances was $46.4 million, comprised of $44.2 million in unfactored accounts receivable, $4.1 million due from factor, and $1.9 million in allowances.
Note P—Restructuring Plan
On July 18, 2007, we announced plans to restructure our U.S. textile operations by closing our manufacturing facility in Fayette, Alabama, as part of our overall restructuring of our textile manufacturing operations. In the fourth quarter of fiscal year 2007, we recorded a $1.5 million write-down of the assets on the Fayette facility and incurred $5.4 million related to expensing excess manufacturing costs associated with the integration of the FunTees business into our existing Maiden, North Carolina facility. In the first quarter of fiscal year 2008, we incurred $2.1 million associated with the restructuring plan, of which $0.1 million relates to severance given to the employees of the Fayette, Alabama facility which is included on the income statement line item “Restructuring costs.” The remaining $2.0 million relates to the excess manufacturing costs associated with the integration of the FunTees business into our existing Maiden, North Carolina facility and the start-up expenses associated with Ceiba Textiles, which is included in cost of sales. We anticipate incurring an additional $2.8 million in restructuring related expenses during the fiscal year for a total of $4.9 million during fiscal year 2008. These additional expenses will primarily be associated with the start-up expenses for our Ceiba Textiles facility, and will be recorded in our Activewear segment.
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
The forward-looking statements in this Quarterly Report are based on our expectations and are necessarily dependent upon assumptions, estimates and data that we believe are reasonable and accurate but may be incorrect, incomplete or imprecise. Forward-looking statements are also subject to a number of business risks and uncertainties, any of which could cause actual results to differ materially from those set forth in or implied by the forward-looking statements. Many of these risks and uncertainties are described under the subheading “Risk Factors” in our Form 10-K for our fiscal year ended June 30, 2007 filed with the Securities and Exchange Commission and are beyond our control. Accordingly, any forward-looking statements do not purport to be predictions of future events or circumstances and may not be realized.
We do not undertake publicly to update or revise the forward-looking statements even if it becomes clear that any projected results will not be realized.
BUSINESS OUTLOOK
Net sales for our first quarter of fiscal year 2008 were $72.6 million. Although this was an increase of $9.9 million from the same period last year, it was below our expectations for the quarter. We did not meet our revenue expectations primarily due to weak results at Soffe. Sales in the Delta and FunTees businesses met our expectations, as well as the Junkfood revenue, which was up 35% from the first quarter of the prior year. Our net loss for the quarter was $1.5 million or $0.18 per diluted share. This loss was driven by the lower revenue in the Soffe business and our textile restructuring costs. During the first quarter we expensed in cost of goods sold $2 million pre-tax associated with our textile restructuring. We completed the closure of our Fayette, Alabama textile facility in September and donated the building and real estate to the local Industrial Development Board. We also made considerable progress on the construction and start up of our Honduran textile facility. We now have initial equipment in place and expect to be producing fabric in early November 2007. We have already developed significant cutting capacity in the facility, and will be eliminating our cutting operations in Maiden, North Carolina by the end of December 2007, leaving us with cutting in the United States only for our Soffe military programs.
Although our first quarter results were weaker than anticipated and we are lowering our expectations for the rest of fiscal year 2008, we have specific plans for growth and profitability improvements in each of our divisions.
Sales in our Junkfood business are currently meeting our expectations and we expect further revenue growth in our second quarter of fiscal year 2008. We have new licenses that we are currently shipping that should drive further growth in the second half of the fiscal year. We are also beginning a program with The Gap, where we will be jointly branding product with Junkfood and The Gap. The test program will ship during the second quarter and the future success with The Gap will depend on the results of the test program. We are, however, encouraged with the opportunity to present our Junkfood products in this retail format. We are also continuing to make administrative improvements at Junkfood with additional system support and the integration of the collections, payables and accounting functions into our Soffe operations, allowing the management team at Junkfood to focus on the merchandising and marketing of the Junkfood brand. While we believe Junkfood is well positioned to reach its business objectives for the year, changes in retail demand for fashion tees could negatively impact this business.
The weak retail environment we are currently experiencing negatively impacted sales in our Soffe business during the first fiscal quarter, and we remain cautious of its impact for the remainder of fiscal year 2008. Despite the lower than expected sales in the first quarter, we are encouraged with some opportunities we see in the Soffe business. Our college bookstore business and our internet sales showed strong growth over the prior year. In addition, we believe that we have good momentum with our Intensity Athletic brand, which we operate as a part of our Soffe business. We also believe that demand for the Soffe brand is strong, allowing us to expand our sales geographically into the Midwest and West Coast. We also have the opportunity in our military business to pick up new sales with a new training uniform we have developed for the military. These products could start shipping in the fourth quarter of this fiscal year. Although we believe we have the opportunity for another record year for revenue and operating earnings in our Soffe business for fiscal year 2008, we remain cautious as further slow-up at retail could offset improvements in other distribution channels.
Revenue in our activewear segment, including our Delta and FunTees businesses, met our expectations for our first quarter. As we enter our second fiscal quarter, demand for our catalog and private label products appears to be stable. Our inventory levels remain constrained as we enter the second quarter; however, we should have additional, low-cost textile output in the near future from Ceiba Textiles. We are continuing to work on our initiatives on cost and quality in our Maiden textile facility. Although our output continued to increase in our first quarter, our fabric reworks and off-quality production remained high. We have taken steps to improve these areas and have recently seen some positive trends. Higher raw material and energy prices continue to hurt our business, although we expect prices of t-shirts to increase in the second half of the year. We believe we can grow the activewear segment by leveraging our lower cost textile base to build incremental business. In addition, we are also now offering further value adding steps in the t-shirt supply chain with off-shore decorating and retail packaging, which adds to our overall revenue and profitability. We also recognize that we have significant work to successfully start-up our Ceiba Textiles facility, improve the cost and quality in existing facilities, and pass along higher raw material and energy cost to customers.
Although we are cautious about consumer demand for apparel, we believe all of our businesses are making progress on their initiatives to grow sales and improve profitability. These initiatives should position us to take advantage of better retail market conditions in the future.
EARNINGS GUIDANCE
For the second fiscal quarter ending December 29, 2007, we expect sales to be in the range of $64 to $68 million and a loss in the range of ($0.33) to ($0.37) per diluted share. This includes approximately $1.9 million, or $0.15 per diluted share, of expected textile restructuring related expenses during the quarter. For the full fiscal year, we expect net sales to be in the range of $325 to $340 million and diluted earnings per share to be in the range of $0.62 to $0.76. Restructuring related expenses in the full year are expected to total approximately $4.9 million, or $0.39 per diluted share.
Our Board of Directors has elected to suspend payment of our $0.05 quarterly dividend on our common stock. The Board believes the suspension of the dividend at this time is prudent to preserve our financial flexibility in this uncertain retail environment and period of increased capital spending for our new Honduran textile facility. The additional capital resulting from this decision is intended to allow us to improve our balance sheet and increase our debt availability. Our Board will evaluate the opportunity to resume a dividend payment as our quarterly profitability becomes more consistent.
RESULTS OF OPERATIONS
Net sales for the first quarter of fiscal year 2008 increased 15.8% to $72.6 million compared to $62.7 million for the first quarter of the prior year. In the activewear segment, sales increased by $11.9 million, or 39.3%, primarily from the acquisition of the FunTees business, which contributed $15.3 million. This was partially offset by a decline of $3.4 million, or 11.1%, in the core Delta activewear business driven from a unit decline. Average selling prices in the Delta catalog business remained basically flat as compared to the first quarter of the prior year. Lower unit volume primarily related to the inventory constraints caused by the lower fabric production in the second half of the prior year. Retail-ready apparel sales declined 6.3% to $30.3 million, driven by lower sales in the Soffe business, partially offset by increased sales in the Junkfood business. The Soffe business had declines in its retail and sporting goods channels driven from the weak retail environment, while its college bookstore, Intensity Athletics and internet sales increased. The Junkfood business continued to increase its sales, achieving a 35.6% increase in sales from the prior year first quarter.
Gross profit as a percentage of net sales decreased to 17.9% in the first quarter of fiscal year 2008 from 27.7% in the first quarter of the prior year. The 980 basis point decline was primarily the result of the addition of FunTees’ lower margin business, our textile restructuring related charges, higher raw material prices and lower sales in our retail-ready business. The addition of FunTees reduced overall gross margins in the first fiscal quarter as sales from its private label business generally carry lower gross margins than our branded business. During the three months ended September 29, 2007, we expensed in cost of goods sold $1.9 million in textile restructuring related costs, primarily resulting from the excess manufacturing costs related to the integration of FunTees into our Maiden, North Carolina facility, the move of cutting from the Maiden facility to Honduras, the closing of the Fayette, Alabama textile plant and the start-up of the Honduran textile facility. Our gross margins may not be comparable to other companies, since some companies include costs related to their distribution network in cost of goods sold and we exclude a portion of them from gross margin and include them in selling, general and administrative expenses.
Selling, general and administrative expenses, including the provision for bad debts, for the first quarter of fiscal year 2008 were $14.2 million, or 19.6% of sales, compared to $13.9 million, or 22.2% of sales for the same period in the prior year. Selling, general and administrative expenses as a percentage of sales declined 260 basis points due to the lower costs associated with the FunTees business and lower management incentive expenses.

Operating losses for the first quarter of fiscal year 2008 were $1.3 million, a decrease in income of $4.7 million from operating income of $3.4 million in the first quarter of the prior year.
Net interest expense for the first quarter of fiscal year 2008 was $1.5 million, an increase of $0.5 million, or 55.2%, from $1.0 million for the prior year first quarter. The increase in interest expense was primarily due to the higher debt levels resulting from the acquisition of FunTees and the capital expenditures associated with the new Honduran textile facility.
Our effective income tax rate for the three months ended September 29, 2007 was 41.8%, compared to 20.6% for the fiscal year ended June 30, 2007. Our effective income tax rate for the three months includes the benefit of the donation of our Fayette, Alabama textile facility to the Industrial Development Board of the City of Fayette. From this donation, we recognized a $0.2 million tax benefit. In fiscal year 2007, we donated our old Knoxville, Tennessee distribution facility to a charitable organization, recognizing a $0.7 million tax benefit. For fiscal year 2008, we anticipate our effective tax rate, excluding the impact of the donation, to be approximately 33% to 34%.
During the first quarter of fiscal year 2007, we recorded an extraordinary gain associated with the final earn-out payment made to the former M. J. Soffe shareholders. This extraordinary gain, net of taxes, was $0.7 million, or $0.08 per diluted share.
Accounts receivable decreased $8.4 million from June 30, 2007 to $38.0 million on September 29, 2007. The decrease in accounts receivable was primarily the result of lower sales during the quarter ended September 29, 2007 compared to the quarter ended June 30, 2007, partially offset by higher days sales outstanding.
Inventories increased $5.0 million from June 30, 2007 to $129.6 million on September 29, 2007. The increase in inventory is primarily the result of higher priced raw materials and higher manufacturing costs in inventory. In addition, the lower than anticipated sales during the quarter contributed to the higher inventory levels. We monitor our inventory levels closely and adjust our production schedules to manage our overall inventory levels. We anticipate inventory levels will increase during our second fiscal quarter as we prepare for the spring selling season, and then decline through the second half of our fiscal year.
Capital expenditures in the first quarter of fiscal year 2008 were $4.8 million compared to $1.0 million in the first quarter of the prior year. Capital expenditures in the first quarter of fiscal year 2008 primarily related to purchasing the new equipment for our Honduran textile facility. In addition, we incurred capital expenditures related to upgrades in our information technology systems in our retail-ready segment. The expenditures in the prior year primarily related to information technology upgrades and lowering costs in our manufacturing facilities. During fiscal year 2008, we expect to spend a total of approximately $14 million on capital expenditures, which includes approximately $8.6 million of capital investment in Ceiba Textiles, $2.9 million for upgrades in information technology systems and $2.5 million for production equipment.
LIQUIDITY AND CAPITAL RESOURCES
Our primary cash needs are for working capital, capital expenditures, and debt repayments. In addition, we use cash to fund our dividend payments and share repurchases under our Stock Repurchase Program.
On September 21, 2007 we entered into a third amended credit agreement with Wachovia Bank, National Association, as Agent, and the financial institutions named in the agreement as Lenders. The amended agreement increased our credit facility by $10 million to $100 million (subject to borrowing base limitations based on the value and type of collateral provided) and extended the maturity of the loans to September 21, 2012. The credit facility is secured by a first-priority lien on substantially all of the real and personal property of Delta Apparel, Junkfood, and M. J. Soffe Co. All loans under the credit agreement bear interest at rates based on an adjusted LIBOR rate plus an applicable margin or the bank’s prime rate plus an applicable margin. The facility requires installment payments of approximately $194,000 per month in connection with fixed asset amortizations, and these amounts reduce the amount of availability under the facility.
Our credit facility contains limitations on, or prohibitions of, cash dividends. We are allowed to make cash dividends in amounts such that the aggregate amount paid to shareholders since May 16, 2000 does not exceed twenty-five percent (25%) of our cumulative net income calculated from May 16, 2000 to the date of determination. At September 29, 2007 and June 30, 2007 there was $9.8 million and $10.6 million, respectively, of retained earnings free of restrictions for the payment of dividends. Although our credit agreement does not currently prohibit us from paying dividends, on October 29, 2007, our

Board of Directors elected to suspend payment of our $0.05 quarterly dividend on our common stock. The Board believes the suspension of the dividend at this time is prudent to preserve our financial flexibility in this uncertain retail environment and period of increased capital spending for our new Honduran textile facility. The additional capital resulting from this decision is intended to allow us to improve our balance sheet and increase our debt availability. Our Board will evaluate the opportunity to resume a dividend payment as our quarterly profitability becomes more consistent.
Our new facility includes the financial covenant that our Fixed Charge Coverage Ratio (as defined in the credit agreement) for the preceding 12 month period must not be less than 1.10 to 1.0 and otherwise includes customary conditions to funding, covenants, and events of default. As of September 29, 2007, we were in compliance with all covenants and conditions within the loan agreement. Proceeds of the loans may be used for general operating, working capital, and other corporate purposes, and to finance fees and expenses under the facility.
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
At September 29, 2007, we had $73.2 million outstanding under our credit facility with Wachovia Bank, National Association, at an average interest rate of 7.3%.
In addition to the credit facility with Wachovia Bank, National Association, we have a seller note payable to the former Junkfood shareholders pursuant to the Asset Purchase Agreement dated as of August 22, 2005. The seller note bears interest at 9% which is payable quarterly, and has a three-year term. During the quarter ended September 29, 2007, we made the second annual principal payment of $0.8 million. At September 29, 2007, we had $1.3 million outstanding under the seller note.
In the fourth quarter of fiscal year 2007 we entered into a loan agreement with Banco Ficohsa, a Honduran bank, for our capital expansion in Honduras. The loan is secured by a first-priority lien on the assets of our Honduran operations. The loan bears interest at LIBOR plus 2%, is payable monthly, has a five year term and is denominated in U. S. dollars. At September 29, 2007, we had $9.0 million outstanding on this loan.
As part of the consideration to be paid in connection with the acquisition of Junkfood, additional amounts are payable to the Junkfood sellers during each of fiscal years 2007, 2008, 2009, and 2010 if financial performance targets are met by Junkfood during the period beginning on August 22, 2005 and ending on July 1, 2006 and during each of the three fiscal years thereafter (ending on June 27, 2009). No earnout payment was paid to the former Junkfood shareholders for the earnout period ended June 30, 2007. Based on current projections, we do not anticipate paying an earnout payment related to the earnout period ending June 28, 2008. Any contingent consideration that may be earned related to the earnout period ending June 28, 2008 will be accrued on June 28, 2008, when the contingency has been resolved.
Derivative Instruments
We use derivative instruments to manage our exposure to interest rates. We do not enter into derivative financial instruments for purposes of trading or speculation. When we enter into a derivative instrument we determine whether hedge accounting can be applied. Where hedge accounting can be applied, a hedge relationship is designated as either a fair value hedge or cash flow hedge. The hedge is documented at inception, detailing the particular risk objective and strategy considered for undertaking the hedge. The documentation identifies the specific asset or liability being hedged, the risk being hedged, the type of derivative used and how effectiveness of the hedge will be assessed.
On April 2, 2007, we entered into an interest rate swap agreement and an interest rate collar agreement to manage our interest rate exposure and effectively reduce the impact of future interest rate changes. Both agreements mature (or expire) on April 1, 2010. By entering into the interest rate swap agreement, we effectively converted $15.0 million of floating rate debt under our credit facility to a fixed obligation with a LIBOR rate at 5.06%. By entering into the interest rate collar agreement, we effectively provided a cap of 5.5% and a floor of 4.33% on LIBOR rates on $15.0 million of floating rate debt under our credit facility. We have assessed these agreements and have met the requirements to account for each as a hedge.
Changes in the derivatives’ fair values are deferred and recorded as a component of accumulated other comprehensive income (“AOCI”) until the underlying transaction is recorded. When the hedged item affects income, gains or losses are reclassified from AOCI to the Consolidated Statements of Income as interest income/expense. Any ineffectiveness in the

Company’s hedging relationships is recognized immediately in the statement of income. The changes in fair value of the interest rate swap and collar agreement resulted in AOCI, net of taxes, of a loss of $0.1 million as of September 29, 2007.
Operating Cash Flows
Net cash used in operating activities was $5.1 million for the first three months of fiscal year 2008, compared to cash provided by operating activities of $2.2 million in the first three months of fiscal year 2007. Our cash flow in operating activities is primarily due to our net income plus depreciation and amortization and non-cash compensation costs and changes in working capital. We monitor changes in working capital by analyzing our investment in accounts receivable and inventories and by the amount of accounts payable. During the first three months of fiscal year 2008, our cash flow used in operating activities was primarily from our net loss less depreciation and amortization, increases in inventory levels from higher priced raw materials and higher manufacturing costs, and decreases in accounts payable, partially offset by lower accounts receivable. At the end of fiscal year 2007, we extended terms with certain vendors which were then paid during the first quarter of the 2008 fiscal year. The cash provided by operating activities during the first three months of fiscal year 2007 was primarily from net income plus depreciation and amortization, non-cash compensation, and a decrease in accounts receivables, offset partially by a decrease in accounts payable and accrued expenses and an increase in inventory.
Investing Cash Flows
During the three months ended September 29, 2007, we used $4.8 million in cash for purchases of property, plant and equipment, primarily related to our new Honduran textile facility. We now have substantially all the equipment in place and ready to operate, and expect to be producing fabric at Ceiba Textiles in November 2007. During the quarter we also incurred capital expenditures associated with our information technology systems in our retail-ready segment. During the three months ended September 30, 2006, we used $1.0 million in cash for capital expenditures, primarily related to information technology systems and maintenance capital in our textile operations. During fiscal year 2008, we expect to spend a total of approximately $14 million on capital expenditures, which includes approximately $8.6 million of capital investment in Ceiba Textiles, $2.9 million for upgrades in information technology systems and $2.5 million for production equipment.
Financing Activities
For the first three months of fiscal year 2008, cash provided by financing activities was $9.7 million primarily related to proceeds from our revolving credit facility with Wachovia Bank, National Association and proceeds from our secured loan in Honduras with Banco Ficohsa. The proceeds were primarily used for our capital expenditures and increases in our working capital. During the three months ended September 30, 2006, we used $1.2 million in cash for financing activities, primarily related to dividends paid to our shareholders and the repurchase of common stock under our Stock Repurchase Program.
Based on our expectations, we believe that our $100 million credit facility should be sufficient to satisfy our foreseeable working capital needs, and that the cash flow generated by our operations and funds available under our credit facility should be sufficient to service our debt payment requirements, to satisfy our day-to-day working capital needs, and to fund our planned capital expenditures. We are, however, cautious of the uncertain retail environment and are taking actions to preserve our financial flexibility. Any material deterioration in our results of operations, however, may result in us losing our ability to borrow under our credit facility and to issue letters of credit to suppliers or may cause the borrowing availability under the facility to be insufficient for our needs.
Purchases by Delta Apparel of its Own Shares
At a meeting on August 15, 2007, our Board of Directors increased our authorization to repurchase stock in open market transactions under the Stock Repurchase Program by an additional $4.0 million, bringing the total amount authorized for share repurchases to $15.0 million. All purchases are made at the discretion of our management. We did not purchase any shares of our common stock during the three months ended September 29, 2007. Since the inception of the Stock Repurchase Program, we have purchased 1,024,771 shares of our common stock pursuant to the program for an aggregate amount of $9.1 million. As of September 29, 2007, $5.9 million remains available for future purchases.
Dividend Program
On August 15, 2007, our Board declared a cash dividend of five cents per share of common stock pursuant to our quarterly dividend program. We paid the dividend on September 10, 2007 to shareholders of record as of the close of business on

August 29, 2007. On October 29, 2007, the Board of Directors elected to suspend payment of our $0.05 quarterly dividend on its common stock. The Board believes the suspension of the dividend at this time is prudent to preserve our financial flexibility in this uncertain retail environment and period of increased capital spending for our new Honduran textile facility. The additional capital resulting from this decision is intended to allow us to improve our balance sheet and increase our debt availability. Our Board will evaluate the opportunity to resume a dividend payment as our quarterly profitability becomes more consistent.
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
The detailed Summary of Significant Accounting Policies is included in Note 2 to the Audited Consolidated Financial Statements included in our Annual Report on Form 10-K for fiscal year 2007.
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
Self Insurance
Our medical, prescription and dental care benefits are primarily self-insured. Our self-insurance accruals are based on claims filed and estimates of claims incurred but not reported. We develop estimates of claims incurred but not reported based upon the historical time it takes for a claim to be reported and historical claim amounts. At September 29, 2007 we had a reserve of approximately $490,000 compared to a reserve of approximately $445,000 at June 30, 2007. While the time it takes for a claim to be reported has been declining, if claims are greater than we originally estimate, or if costs increase beyond what we have anticipated, our recorded reserves may not be sufficient, and it could have a significant impact on our operating results.

Share-Based Compensation
We adopted the fair value based method of calculating share-based compensation prescribed in Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, effective July 3, 2005. Under the fair value based method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the award vesting period. We determine the fair value of each stock option at the date of grant using the Black-Scholes options pricing model. This model requires that we estimate a risk-free interest rate, the volatility of the price of our common stock, the dividend yield, and the expected life of the options. The use of a different estimate for any one of these components could have a material impact on the amount of calculated compensation expense.
Income Taxes
We use the liability method of accounting for income taxes, which requires recognition of temporary differences between financial statement and income tax basis of assets and liabilities measured by enacted tax rates. We have recorded deferred tax assets for certain state operating loss carryforwards and nondeductible accruals. We established a valuation allowance related to certain of the state operating loss carryforward amounts in accordance with the provisions of FASB Statement No. 109, Accounting for Income Taxes. We continually review the adequacy of the valuation allowance and recognize the benefits of deferred tax assets if reassessment indicates that it is more likely than not that the deferred tax assets will be realized based on earnings forecasts in the respective tax locations. As of September 29, 2007, we had operating loss carryforwards of approximately $21.3 million for state tax purposes. The valuation allowance against the operating loss carryforwards was $0.3 million at September 29, 2007. These carryforwards expire at various intervals through 2021.
There have been no changes in our critical accounting policies since the filing of our Annual Report on Form 10-K for the year ended June 30, 2007.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
COMMODITY RISK SENSITIVITY
On January 5, 2005, in conjunction with the sale of our yarn spinning facility in Edgefield, South Carolina, we entered into a five-year agreement with Parkdale America, LLC (“Parkdale”) to supply our yarn requirements. During this five-year period, we will purchase from Parkdale all yarn required by Delta Apparel and our wholly owned subsidiaries for use in our manufacturing operations (excluding yarns that Parkdale did not manufacture as of the date of the agreement in the ordinary course of its business or due to temporary Parkdale capacity restraints). The purchase price of yarn is based upon the cost of cotton plus a fixed conversion cost. Thus, we are subject to the commodity risk of cotton prices and cotton price movements which could result in unfavorable yarn pricing for us. We fix the cotton prices as a component of the purchase price of yarn with Parkdale, pursuant to the supply agreement, in advance of the shipment of finished yarn from Parkdale. Prices are set according to prevailing prices, as reported by the New York Cotton Exchange, at the time we elect to fix specific cotton prices.
Yarn with respect to which we have fixed cotton prices at September 29, 2007 was valued at $22.4 million, and is scheduled for delivery between October 2007 and March 2008. At September 29, 2007, a 10% decline in the market price of the cotton covered by our fixed price yarn would have had a negative impact of approximately $1.6 million on the value of the yarn. At June 30, 2007, a 10% decline in the market price of the cotton covered by our fixed price yarn would have had a negative impact of approximately $1.3 million on the value of the yarn. The impact of a 10% decline in the market price of the cotton covered by our fixed price yarn would have had a larger impact at September 29, 2007 than at June 30, 2007 due to the higher levels of fixed cotton and the higher price of the cotton at September 29, 2007 than at June 30, 2007.
We may use derivatives, including cotton option contracts, to manage our exposure to movements in commodity prices. We do not designate our options as hedge instruments upon inception. Accordingly, we mark to market changes in the fair market value of the options as other income or expense in the statements of income. We did not own any cotton options contracts on September 29, 2007.
INTEREST RATE SENSITIVITY
Our credit agreement provides that outstanding amounts bear interest at variable rates. If the amount of outstanding indebtedness at September 29, 2007 under the revolving credit facility had been outstanding during the entire three months ended September 29, 2007 and the interest rate on this outstanding indebtedness were increased by 100 basis points, our interest expense would have increased by approximately $0.2 million, or 12.5% of actual interest expense, during the quarter. This compares to an increase of $0.7 million, or 13.2% of actual interest expense, for the 2007 fiscal year, or an average of

$0.2 million per quarter, based on the outstanding indebtedness at June 30, 2007. The actual change in interest expense resulting from a change in interest rates would depend on the magnitude of the increase in rates and the average principal balance outstanding.
Derivatives
On April 2, 2007, we entered into an interest rate swap agreement and an interest rate collar agreement to manage our interest rate exposure and effectively reduce the impact of future interest rate changes. Both agreements mature (or expire) on April 1, 2010. By entering into the interest rate swap agreement, we effectively converted $15.0 million of floating rate debt under our credit facility to a fixed obligation with a LIBOR rate at 5.06%. By entering into the interest rate collar agreement, we effectively provided a cap of 5.5% and a floor of 4.33% on LIBOR rates on $15.0 million of floating rate debt under our credit facility. We have assessed these agreements and met the requirements to account for each as a hedge.
Changes in the derivatives’ fair values are deferred and recorded as a component of accumulated other comprehensive income (“AOCI”) until the underlying transaction is recorded. When the hedged item affects income, gains or losses are reclassified from AOCI to the Consolidated Statements of Income as interest income/expense. Any ineffectiveness in the Company’s hedging relationships is recognized immediately in the statement of income. The changes in fair value of the interest rate swap and collar agreement resulted in AOCI, net of taxes, of a loss of $0.1 million as of September 29, 2007.
Item 4. Controls and Procedures
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 29, 2007 and, based on the evaluation of these controls and procedures, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the evaluation date.
Changes in Internal Control Over Financial Reporting
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated whether any change in our internal control over financial reporting occurred during the first quarter of fiscal year 2008. Based on that evaluation, we have concluded that there has been no change in our internal control over financial reporting during the first quarter of fiscal year 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We are currently evaluating the internal control over financial reporting at our FunTees division and are taking action to strengthen the internal control over financial reporting at our FunTees division during the current fiscal year.

PART II. OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) Repurchases of Stock

			Total Number of	Dollar Value of
			Shares Purchased as	Shares that May Yet
		Average	Part of Publicly	Be Purchased Under
	Total Number of	Price Paid	Announced Plans or	the Plans or
Period	Shares Purchased	per Share	Programs	Programs

July Period (July 1, 2007 to August 4, 2007)	—	—	—	$1.9million
August Period (August 5, 2007 to September 1, 2007)	—	—	—	$5.9million
September Period (September 2, 2007 to September 29, 2007)	—	—	—	$5.9million
We announced the commencement of our Stock Repurchase Program in November 2000. At a meeting on August 15, 2007, our Board of Directors increased our authorization to repurchase stock in open market transactions by an additional $4.0 million, bringing the total amount authorized for share repurchases to $15.0 million. We did not repurchase any shares pursuant to our Stock Repurchase Program during the three months ended September 29, 2007. At September 29, 2007, we had $5.9 million available for future stock repurchases.
Pursuant to our credit facility with Wachovia Bank, National Association, as Agent, we are allowed to make cash dividends in amounts such that the aggregate amount paid to shareholders since May 16, 2000 does not exceed twenty-five percent (25%) of our cumulative net income calculated from May 16, 2000 to the date of determination. At September 29, 2007, there was $9.8 million of retained earnings free of restrictions for the payment of dividends.
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

DELTA APPAREL, INC. (Registrant)
November 2, 2007	By:	/s/ Deborah H. Merrill
Date		Deborah H. Merrill
Vice President, Chief Financial Officer and Treasurer