Form 10-Q
period 2007-12-29
DELTA APPAREL INC
filed 2008-02-06
CIK 1101396

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 29, 2007
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
Yes ☑ No ☐.
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐          Accelerated filer ☑          Non-accelerated filer ☐          Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑.
As of February 1, 2008, there were outstanding 8,496,749 shares of the registrant’s common stock, par value of $0.01 per share, which is the only class of the outstanding common or voting stock of the registrant.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
DELTA APPAREL, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Amounts in thousands, except share amounts and per share data)
(Unaudited)

	December 29,	June 30,
	2007	2007
Assets
Current assets:
Cash	$646	$792
Accounts receivable, net	34,144	46,444
Income taxes receivable	2,391	2,192
Inventories, net	132,233	124,604
Prepaid expenses and other current assets	4,232	2,597
Deferred income taxes	3,337	1,891

Total current assets	176,983	178,520

Property, plant and equipment, net	36,592	29,407
Goodwill	14,222	14,222
Intangibles, net	7,848	8,091
Other assets	2,700	2,550

Total assets	$238,345	$232,790

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$34,469	$35,906
Accrued expenses	13,131	19,042
Current portion of long-term debt	6,273	2,927

Total current liabilities	53,873	57,875

Long-term debt, less current maturities	82,057	70,491
Deferred income taxes	1,271	749
Other liabilities	648	6

Total liabilities	137,849	129,121

Stockholders’ equity:
Preferred stock—2,000,000 shares authorized; none issued and outstanding	—	—
Common stock—par value $0.01 a share, 15,000,000 shares authorized, 9,646,972 shares issued, and 8,496,749 and 8,398,395 shares outstanding as of December 29, 2007 and June 30, 2007, respectively	96	96
Additional paid-in capital	56,867	55,510
Retained earnings	53,429	58,235
Accumulated other comprehensive (loss) income	(396)	140
Treasury stock—1,150,223 and 1,248,577 shares as of December 29, 2007 and June 30, 2007, respectively	(9,500)	(10,312)

Total stockholders’ equity	100,496	103,669

Total liabilities and stockholders’ equity	$238,345	$232,790

See accompanying notes to condensed consolidated financial statements.

DELTA APPAREL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Amounts in thousands, except share amounts and per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	December 29,	December 30,	December 29,	December 30,
	2007	2006	2007	2006

Net sales	$68,780	$72,949	$141,342	$135,629
Cost of goods sold	57,897	56,855	117,468	102,199

Gross profit	10,883	16,094	23,874	33,430

Selling, general and administrative expenses	13,447	13,615	27,650	27,513
Other (expense) income, net	(33)	42	49	92
Restructuring costs	—	—	62	—

Operating (loss) income	(2,597)	2,521	(3,789)	6,009

Interest expense, net	1,585	1,482	3,055	2,429

(Loss) income before (benefit) provision for income taxes and extraordinary gain	(4,182)	1,039	(6,844)	3,580

(Benefit) provision for income taxes	(1,348)	406	(2,462)	1,373

(Loss) income before extraordinary gain	(2,834)	633	(4,382)	2,207

Extraordinary gain, net of taxes	—	—	—	672

Net (loss) income	$(2,834)	$633	$(4,382)	$2,879

Basic (loss) earnings per share
(Loss) income before extraordinary gain	$(0.33)	$0.07	$(0.52)	$0.26
Extraordinary gain, net of taxes	—	—	—	0.08

Net (loss) income	$(0.33)	$0.07	$(0.52)	$0.34

Diluted (loss) earnings per share
(Loss) income before extraordinary gain	$(0.33)	$0.07	$(0.52)	$0.25
Extraordinary gain, net of income taxes	—	—	—	0.08

Net (loss) income	$(0.33)	$0.07	$(0.52)	$0.33

Weighted average number of shares outstanding	8,497	8,539	8,463	8,543
Dilutive effect of stock options	—	180	—	164

Weighted average number of shares assuming dilution	8,497	8,719	8,463	8,707

Cash dividends declared per common share	—	$0.05	$0.05	$0.10
See accompanying notes to condensed consolidated financial statements.

DELTA APPAREL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	Six Months Ended
	December 29,	December 30,
	2007	2006
Operating activities:
Net (loss) income	$(4,382)	$2,879
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	2,875	2,607
Benefit from deferred income taxes	(924)	(198)
Benefit from allowances on accounts receivable, net	(292)	(606)
Loss on disposal	16	33
Extraordinary gain on earn-out payment	—	(672)
Non-cash stock compensation	637	1,183
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	12,592	21,012
Inventories	(7,629)	(6,824)
Prepaid expenses and other current assets	(1,635)	158
Other non-current assets	(150)	(59)
Accounts payable and accrued expenses	(5,819)	(14,661)
Income taxes	(199)	(2,755)
Other liabilities	106	(2)

Net cash (used in) provided by operating activities	(4,804)	2,095

Investing activities:
Purchases of property, plant and equipment	(9,834)	(2,874)
Proceeds from sale of property, plant and equipment	—	6
Cash paid for business, net of cash acquired	—	(25,703)

Net cash used in investing activities	(9,834)	(28,571)

Financing activities:
Proceeds from long-term debt	182,417	152,225
Repayment of long-term debt	(167,505)	(124,483)
Treasury stock acquired	—	(506)
Dividends paid	(420)	(854)

Net cash provided by financing activities	14,492	26,382

Net decrease in cash	(146)	(94)

Cash at beginning of period	792	642

Cash at end of period	$646	$548

Supplemental cash flow information:
Cash paid during the period for interest	$2,829	$2,050

Cash (refunded) paid during the period for income taxes	$(1,669)	$4,316

Non-cash financing activity—issuance of common stock	$1,704	$90

See accompanying notes to condensed consolidated financial statements.

DELTA APPAREL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Amounts in thousands, unless otherwise noted and excluding share and per share amounts)
Note A—Basis of Presentation
We prepared the accompanying interim condensed consolidated financial statements in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. We believe these condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation. Operating results for the three and six months ended December 29, 2007 are not necessarily indicative of the results that may be expected for our fiscal year ending June 28, 2008. For more information regarding our results of operations and financial position refer to the consolidated financial statements and footnotes included in our Form 10-K for the year ended June 30, 2007, filed with the Securities and Exchange Commission.
“Delta Apparel,” the “Company,” and “we,” “us” and “our” are used interchangeably to refer to Delta Apparel, Inc. together with our wholly-owned subsidiaries, M. J. Soffe Co. (“M. J. Soffe”, or “Soffe”), Junkfood Clothing Company (“Junkfood”), and our other subsidiaries, as appropriate to the context.
Note B—Accounting Policies
Our accounting policies are consistent with those described in our Summary of Significant Accounting Policies in our Form 10-K for our fiscal year ended June 30, 2007 filed with the Securities and Exchange Commission.
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
In December 2007, the FASB issued FASB Statement No. 160, Non-controlling Interests in Consolidated Financial Statements (“SFAS 160”), which requires all entities to report non-controlling (minority) interests in subsidiaries as equity in the consolidated financial statements. SFAS 160 is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the effect that the adoption of SFAS 160 will have on our financial position and results of operations and do not expect the adoption of this statement will have a material impact on our financial statements.
In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”) to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a business combination and its effects. SFAS 141R applies to all transactions or other events in which an entity obtains control of one or more businesses, and combinations achieved without the transfer of consideration. SFAS 141R is effective for fiscal years beginning after December 15, 2008. The adoption of SFAS 141R is prospective and will impact the financial position and results of operations for acquisitions recorded after the date of adoption.

Note D—Inventories
Inventories consist of the following:

	December 29,	June 30,
	2007	2007
Raw materials	$10,902	$11,922
Work in process	24,369	27,723
Finished goods	96,962	84,959

	$132,233	$124,604

Raw materials at December 29, 2007 and June 30, 2007 include finished yarn and direct materials for the activewear segment and include finished yarn, direct materials and blank t-shirts for the retail-ready segment.
Note E—Goodwill and Intangible Assets
Components of intangible assets are as follows:

	December 29,	Economic
	2007	Life
Goodwill	$14,222	N/A

Intangibles:
Tradename/trademarks	1,530	20 yrs
Customer relationships	7,220	20 yrs
Non-compete agreements	250	5 yrs

Total intangibles	9,000

Total goodwill and intangibles	23,222

Less accumulated amortization	(1,152)

	$22,070

Amortization expense for intangible assets was $0.1 million for the three months ended December 29, 2007. We estimate amortization expense will be approximately $0.2 million for the remainder of fiscal year 2008, $0.5 million for each of the fiscal years 2009 and 2010, and approximately $0.4 million in succeeding fiscal years.
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
The credit facility is secured by a first-priority lien on substantially all of the real and personal property of Delta Apparel, Junkfood, and Soffe. All loans under the credit agreement bear interest at rates based on either an adjusted LIBOR rate plus an applicable margin or a bank’s prime rate plus an applicable margin. The facility requires monthly installment payments of approximately $0.2 million per month in connection with fixed asset amortizations, and these amounts reduce the amount of availability under the facility. Annual facility fees are .25% of the amount by which $100 million exceeds the average daily principal balance of the outstanding loans and letters of credit accommodations during the immediately preceding month.

Our credit facility includes the financial covenant that if the amount of availability falls below $10 million, our Fixed Charge Coverage Ratio (as defined in the credit agreement) for the preceding 12 month period must not be less than 1.10 to 1.0 and otherwise includes customary conditions to funding, covenants, and events of default. At December 29, 2007, we had the ability to borrow an additional $17.1 million under the credit facility and were therefore not subject to the Fixed Charge Coverage Ratio financial covenant. We believe we will maintain a minimum of $10 million of availability during the quarter ending March 29, 2008 and not be subject to the Fixed Charge Coverage Ratio financial covenant. Proceeds of the loans may be used for general operating, working capital, other corporate purposes, and to finance fees and expenses under the facility.
Our credit facility contains limitations on, or prohibitions of, cash dividends. We are allowed to make cash dividends in amounts such that the aggregate amount paid to shareholders since May 16, 2000 does not exceed twenty-five percent (25%) of our cumulative net income calculated from May 16, 2000 to the date of determination. At December 29, 2007 and June 30, 2007, there was $9.1 million and $10.6 million, respectively, of retained earnings free of restrictions for the payment of dividends.
The credit facility contains a subjective acceleration clause and a “springing” lockbox arrangement (as defined in EITF 95-22), whereby remittances from customers will be forwarded to our general bank account and will not reduce the outstanding debt until and unless a specified event or an event of default occurs. Pursuant to EITF 95-22, we classify borrowings under the facility as non-current debt.
In addition to our credit facility with Wachovia Bank, National Association, we have a seller note payable to the former Junkfood shareholders pursuant to the Asset Purchase Agreement dated as of August 22, 2005. The seller note bears interest at 9%, which is payable quarterly, and has a three-year term. During the quarter ended September 29, 2007, we made the second annual principal payment of $0.8 million. At December 29, 2007, we had $1.3 million outstanding under the seller note.
In the fourth quarter of fiscal year 2007, we entered into a loan agreement with Banco Ficohsa, a Honduran bank, for our capital expansion in Honduras. The loan is secured by a first-priority lien on the assets of our Honduran operations. The loan bears interest at LIBOR plus 2%, is payable monthly, has a five year term and is denominated in U. S. dollars. At December 29, 2007, we had $12.8 million outstanding on this loan.
Note G—Selling, General and Administrative Expense
We include in selling, general and administrative expenses costs incurred subsequent to the receipt of finished goods at our distribution facilities, such as the cost of stocking, warehousing, picking and packing, and shipping goods for delivery to our customers. In addition, selling, general and administrative expenses include costs related to sales associates, administrative personnel cost, advertising and marketing expenses and general and administrative expenses. For the second quarter of each of fiscal years 2008 and 2007, distribution costs included in selling, general and administrative expenses totaled $3.3 million and $3.5 million, respectively. Distribution costs included in selling, general and administrative expenses totaled $6.9 million in each of the first six months of fiscal years 2008 and 2007.
Note H—Stock Options and Incentive Stock Awards
We maintain certain stock-based compensation plans that are described in Note 13 to the Consolidated Financial Statements included in our 2007 Annual Report to Shareholders. Effective July 3, 2005, we adopted the fair-value recognition provisions of Statement 123(R), Share-Based Payment, and the Securities and Exchange Commission Staff Accounting Bulletin No. 107 (“SAB 107”).
Delta Apparel Stock Option Plan (“Option Plan”)
No options were granted under the Option Plan during the quarter ended December 29, 2007. We expensed $0.2 million in each of the second quarters of fiscal years 2007 and 2008 in conjunction with our Option Plan. For each of the first six months of fiscal years 2008 and 2007, we expensed $0.4 million in conjunction with our Option Plan. As of December 29, 2007, there was $1.3 million of total unrecognized compensation cost related to non-vested stock options under the Option Plan. This cost is expected to be recognized over a period of 1.5 years. Stock compensation expense is included in the cost of sales and selling, general and administrative expense line items of our statements of income on a straight-line basis over the vesting periods.

Delta Apparel Incentive Stock Award Plan (“Award Plan”)
During the quarter ended December 29, 2007, no shares were granted under the Award Plan. No compensation expense was recorded under the Award Plan in the second quarter of fiscal years 2008 or 2007. For the first six months of fiscal years 2008 and 2007, we expensed $0.2 million and $0.7 million, respectively, in conjunction with our Award Plan. Stock compensation expense is included in the cost of sales and selling, general and administrative expense line items of our statements of income over the vesting periods. As of December 29, 2007, there was $0.8 million of total unrecognized compensation cost related to non-vested awards under the Award Plan. This cost is expected to be recognized over a period of 1.7 years.
Note I—Purchase Contracts
We have entered into agreements, and have fixed prices, to purchase natural gas, yarn, finished fabric and finished apparel products for use in our manufacturing operations. At December 29, 2007, minimum payments under these non-cancelable contracts were as follows:

Natural gas	$768
Yarn	21,122
Finished fabric	2,420
Finished apparel products	2,976

$27,286

Note J—Computation of Basic and Diluted Earnings per Share (EPS)
We compute basic earnings per share by dividing net income by the weighted average number of common shares outstanding during the period. The computation of diluted earnings per share includes the dilutive effect of stock options and non-vested stock awards granted under our Option Plan and our Award Plan unless including such shares would be anti-dilutive.
Note K—Stockholders’ Equity
Stock Repurchase Program
At a meeting on August 15, 2007, our Board of Directors increased our authorization to repurchase stock in open market transactions under our Stock Repurchase Program by an additional $4.0 million, bringing the total amount authorized for share repurchases to $15.0 million. All purchases are made at the discretion of our management. We did not purchase any shares of our common stock during the three months ended December 29, 2007. Since the inception of the Stock Repurchase Program, we have purchased 1,024,771 shares of our common stock pursuant to the program for an aggregate of $9.1 million. As of December 29, 2007, $5.9 million remains available for future purchases.
Quarterly Dividend Program
On October 29, 2007, the Board of Directors elected to suspend payment of our quarterly dividend on common stock. The Board believes the suspension of the dividend at this time is prudent to preserve our financial flexibility in this uncertain retail environment and period of increased capital spending for our new Honduran textile facility. The additional capital resulting from this decision is intended to allow us to improve our balance sheet and increase our debt availability.
Note L—Segment Reporting
We operate our business in two distinct segments: activewear apparel and retail-ready apparel. Although the two segments are similar in their production processes and regulatory environment, they are distinct in their economic characteristics, products and distribution methods.
The activewear apparel segment is comprised of our business units primarily focused on garment styles that are characterized by low fashion risk. We market, manufacture and distribute unembellished knit apparel under the brands of “Delta Pro Weight®”, “Delta Magnum Weight™” and “Quail Hollow™.” The products are primarily sold to screen printing companies. In addition, we manufacture products under private labels for retailers, corporate industry programs and sports licensed apparel marketers. The unembellished and embellished private label apparel products, including custom knit t-

shirts to major branded sportswear companies, that the former FunTees operations manufacture have been included in the activewear apparel segment since our acquisition of FunTees on October 2, 2006.
The retail-ready apparel segment is comprised of our business units primarily focused on more specialized apparel garments to meet consumer preferences and fashion trends. These embellished and unembellished products are sold through specialty and boutique stores, high-end and mid-tier retail stores, and sporting goods stores. In addition to these retail channels, we also supply college bookstores and produce products for the U.S. Military. Our products in this segment are marketed under the “Soffe®” label, the “Intensity Athletics®” label and the “Junkfood®”, “Junk Mail®” and “Sweet and Sour®” labels.
Corporate and Unallocated is a reconciling category for reporting purposes and includes inter-company eliminations and other costs that are not allocated to the operating segments.
Our management evaluates performance and allocates resources based on profit or loss from operations before interest, income taxes and special charges (“Segment Operating Income”). Our Segment Operating Income may not be comparable to similarly titled measures used by other companies. The accounting policies of our reportable segments are the same as those described in Note B. Intercompany transfers between operating segments are transacted at cost and have been eliminated within the segment amounts shown in the following table.
Information about our operations as of and for the three months ended December 29, 2007 and December 30, 2006, by operating segment, is as follows:

	Activewear	Retail-Ready	Corporate and
	Apparel	Apparel	Unallocated	Consolidated
Fiscal Year 2008:
Net sales	$41,093	$27,687	$—	$68,780
Segment operating (loss) income	(4,637)	2,040	—	(2,597)
Segment assets	135,413	102,932	—	238,345

Fiscal Year 2007:
Net sales	$47,093	$25,856	$—	$72,949
Segment operating income	1,330	1,143	48	2,521
Segment assets	132,366	93,460	—	225,826

Information about our operations as of and for the six months ended December 29, 2007 and December 30, 2006, by operating segment, is as follows:

	Activewear	Retail-Ready	Corporate and
	Apparel	Apparel	Unallocated	Consolidated
Fiscal Year 2008:
Net sales	$83,325	$58,017	$—	$141,342
Segment operating (loss) income	(8,566)	4,777	—	(3,789)

Fiscal Year 2007:
Net sales	$77,415	$58,214	$—	$135,629
Segment operating income	1,546	4,420	43	6,009
The following reconciles the Segment Operating Income to the consolidated income before income taxes for the three months and six months ended December 29, 2007 and December 30, 2006.

	Three Months Ended		Six Months Ended
	December 29,	December 30,	December 29,	December 30,
	2007	2006	2007	2006
Segment operating (loss) income	$(2,597)	$2,521	$(3,789)	$6,009
Unallocated interest expense	1,585	1,482	3,055	2,429

Consolidated (loss) income before taxes	$(4,182)	$1,039	$(6,844)	$3,580

Note M—Income Taxes
Our effective income tax rate for the six months ended December 29, 2007 was 36.0%, compared to 20.6% for the fiscal year ended June 30, 2007. Our effective income tax rate for the six months ended December 29, 2007 includes the benefit of the donation of our Fayette, Alabama textile facility. From this donation, we recognized a $0.2 million tax benefit. In fiscal year 2007, we donated our old Knoxville, Tennessee distribution facility to a charitable organization, recognizing a $0.7 million tax benefit.
On July 1, 2007, we adopted the provisions of Interpretation 48, Accounting for Uncertainty in Income Taxes, which provides a financial statement recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. Under Interpretation 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. Interpretation 48 also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and income tax disclosures.
We file income tax returns in the U.S. federal jurisdiction and various state, local and foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state, local or non-U.S. income tax examinations by tax authorities for our tax years before 2003. However, net operating loss carryforwards remain subject to examination to the extent they are carried forward and impact a year that is open to examination by tax authorities. Based upon our evaluation of our tax positions, the adoption of Interpretation 48 had no impact on our financial statements.
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
Note O—Factored Receivables
We assign a portion of our trade accounts receivable at our Junkfood business under a factor agreement. We account for our factoring agreement as a sale in accordance with FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement 125. The assignment of these receivables is without recourse, provided that the customer orders are approved by the factor prior to shipment of the goods, up to a maximum for each individual account. The agreement does not include provisions for advances from the factor against the assigned receivables. The factor funds the accounts receivable upon collection, or, exclusive of disputed claims, upon 90 days after the due date. The amount due from the factor is included in our accounts receivable on our balance sheet and changes in the amount due from factor is included in our cash flow from operations. At December 29, 2007, our accounts receivable less allowances was $34.1 million, comprised of $31.8 million in unfactored accounts receivable, $4.0 million due from factor, and $1.7 million in allowances. At June 30, 2007 our accounts receivable less allowances was $46.4 million, comprised of $44.2 million in unfactored accounts receivable, $4.1 million due from factor, and $1.9 million in allowances.
Note P—Restructuring Plan
On July 18, 2007, we announced plans to restructure our U.S. textile operations by closing our manufacturing facility in Fayette, Alabama as part of our overall restructuring of our textile manufacturing operations. In the fourth quarter of fiscal year 2007, we recorded a $1.5 million write-down of the assets on the Fayette facility and incurred $5.4 million in excess manufacturing costs associated with the integration of the FunTees business into our existing Maiden, North Carolina facility. In the first quarter of fiscal year 2008, we incurred $2.0 million associated with the restructuring plan, of which $0.1 million relates to severance given to the employees of the Fayette facility, which is included on the income statement line item “Restructuring costs.” The remaining $1.9 million relates to the excess manufacturing costs associated with the integration of the FunTees business into our existing Maiden facility and the start-up expenses associated with Ceiba Textiles, which is included in cost of sales. In the second quarter of fiscal year 2008, we incurred $2.0 million associated with the restructuring plan, including the final excess manufacturing costs associated with the FunTees integration and the start-up and excess manufacturing costs associated with the new Honduran textile facility. We anticipate incurring an additional $0.9 million in restructuring related expenses during the fiscal year for a total of $5.0 million during fiscal year 2008. These additional expenses will primarily be associated with the start-up expenses for our Ceiba Textiles facility, and will be recorded in our activewear apparel segment.
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
BUSINESS OUTLOOK
Net sales for our second quarter of fiscal year 2008 were $68.8 million, down from the second quarter of the prior year due to lower sales in the FunTees business, partially offset by sales increases in the Delta, Soffe and Junkfood businesses.
Our retail-ready segment sales, which include Soffe and Junkfood, were $27.7 million, a 7.1% increase from the prior year second quarter, driven by an almost 25% increase in Junkfood sales and a small increase in Soffe sales. During the fiscal 2008 second quarter, Junkfood and Gap Kids, one of the world’s largest specialty retailers for children, launched “Junkfood Loves Gap Kids”, a new jointly branded apparel line of vintage tees in 131 select stores nationwide. Due to the success of the first order, Gap Kids and Junkfood are working together on a spring line of products to be shipped to 200 select stores nationwide in our third fiscal quarter. We are also discussing opportunities to launch the co-branded products in Baby Gap and Gap Kids international stores. In addition to the new program with The Gap, Junkfood continues to see growth in its international and boutique distribution channels.
The sales increase at Soffe was driven from growth in the military and college bookstore channels, partially offset by declines in retail and, to a lesser extent, in sporting goods. Over the past year, the Soffe business had been developing a new military training uniform for the Navy. We were pleased to be awarded a significant part of the program, which includes a specially designed shirt and shorts. We are currently working to build production and complete required certifications for the fabric and production methods. We expect that this program could represent an additional $2 to $3 million in sales in the second half of our 2008 fiscal year. In addition to this program, the Soffe business has also focused on reaching new customers and doors in its retail and sporting goods channels. In the second half of the year, we anticipate shipping to over 400 new doors in the West and Mid-West, and having the Soffe shorts back in a large sporting goods retailer. While we are cautious about the retail marketplace, we believe the inclusion of the new business can offset the slower retail economy and allow us to have another record revenue year in the Soffe business.

Second quarter sales in our activewear apparel segment, which includes our Delta and FunTees businesses, decreased $6 million, or 12.7%, driven from a decrease in the FunTees business, partially offset by a slight increase in the Delta business. The prior year second quarter was higher than normal for FunTees. It was the first quarter in which we owned FunTees and we purchased the business with additional inventory to be shipped in the December quarter that may normally have been shipped in the September quarter. To some extent, FunTees’ current year second quarter sales were also lower due to the slowdown in the retail sales of the branded businesses it services. During the second quarter, we achieved the on- time shipment goals to properly service our customers. This has led some customers to give additional programs to FunTees for the upcoming seasons.
Sales in the Delta business increased slightly from the prior year second quarter, driven by increased volumes offset by lower average selling prices. The lower average selling prices resulted from selling a mix containing more core basic t-shirt products. We made significant progress on our textile initiatives during our second fiscal quarter. The Maiden, North Carolina textile facility reached efficient production levels in the quarter and continued to improve its quality levels. Production at our new Honduran textile facility commenced with bleached products in November 2007 and the production of dyed products in December 2007. We believe the facility is on pace to reach our first target of 500,000 pounds of weekly production in our fourth fiscal quarter of 2008. This new facility should be providing our activewear business with lower cost production to drive enhanced profitability in the fourth quarter of the 2008 fiscal year. In addition, on January 1, 2008, we also enacted a sales price increase of approximately 3% to 6% to help offset increased raw material, transportation and energy costs. We believe we can grow the activewear segment by leveraging our lower cost textile base to build incremental business. In addition, we are also now offering further value-adding steps in the t-shirt supply chain with off-shore decorating and retail packaging, which we believe will add to our overall revenue and profitability.
Although we are cautious about the general slow-down of the U.S economy and the consumer demand for apparel, we believe all of our businesses are making progress on their initiatives to grow sales and improve profitability. These initiatives should position us to take advantage of better retail market conditions should they improve in the future.
EARNINGS GUIDANCE
For the third fiscal quarter ending March 29, 2008, we expect sales to be in the range of $84 to $88 million and diluted earnings to be in the range of $0.25 to $0.29 per share. These results are expected to include approximately $0.9 million, or $0.07 per diluted share, of textile restructuring related costs during the quarter. This compares to sales of $85 million and diluted earnings of $0.32 per share in the prior year third fiscal quarter.
For the 2008 fiscal year, we continue to expect net sales to be in the range of $325 to $340 million and diluted earnings per share to be in the range of $0.62 to $0.76. Restructuring related expenses for the full year are expected to total approximately $5 million, or approximately $0.39 per diluted share.
RESULTS OF OPERATIONS
Net sales for the second quarter of fiscal year 2008 decreased 5.7% to $68.8 million compared to $72.9 million for the second quarter of the prior year. Our retail-ready segment sales, which include Soffe and Junkfood, were $27.7 million, a 7.1% increase from the prior year second quarter. The sales increase was driven primarily by a 24.6% increase in the Junkfood business, the third consecutive quarter of double-digit sales growth. Junkfood sales were positively impacted by sales of the new co-branded products to Gap Kids, increased foreign sales, and new boutique customers. We also grew sales in our Soffe business in the second quarter, driven by the military and bookstore channels, offset partially by lower sales in our retail and sporting goods distribution channels. The activewear segment, which is comprised of the Delta and FunTees businesses, reported sales of $41.1 million for the three months ended December 29, 2007, a 12.7% decrease from the prior year second quarter. The decrease in sales was due to lower sales in the FunTees business driven by capacity constraints experienced during the FunTees textile transition and reduced callouts due to slower retail demand. Sales in the Delta business increased slightly from the prior year second quarter, driven by increased volumes offset by lower average selling prices. The lower average selling prices resulted from selling a mix containing more core basic t-shirt products. For the six months ended December 29, 2007, net sales increased 4.2% to $141.3 million compared to $135.6 million in the prior year. The sales increase was driven from the activewear segment, which included sales from the FunTees business for the entire six month period compared to only three months in the prior year period. This sales increase was partially offset by sales declines in the Delta business. Sales in the retail-ready segment for the first six months of fiscal year 2008 are consistent with the prior six month period, driven from increased sales in the Junkfood business offset by sales declines in the Soffe business.

Gross profit as a percentage of net sales decreased to 15.8% in the second quarter of fiscal year 2008 from 22.1% in the second quarter of the prior year. The 630 basis point decline was primarily the result of our textile restructuring related charges, higher raw material prices, increased transportation costs and sales of a more basic mix in the t-shirt business. In the second quarter of fiscal 2008 we expensed $2.0 million, or $0.15 per diluted share, of restructuring related expenses predominantly related to excess textile manufacturing costs and start-up costs from the opening of our Honduran textile facility. Gross profit as a percentage of net sales was 16.8% for the first six months of fiscal year 2008, a decrease of 780 basis points from 24.6% in the prior year six month period, for the same reasons described above. In the first six months of fiscal 2008, we expensed $4.0 million, or $0.31 per diluted share, related to our textile restructuring. The addition of FunTees for the full six months of fiscal year 2008 as compared to only three months in the same period of the prior year also reduced our overall gross margins as sales from the FunTees private label business generally carry lower gross margins than our branded businesses. Our gross margins may not be comparable to other companies, since some companies include costs related to their distribution network in cost of goods sold and we exclude a portion of those costs from gross margin and instead include them in selling, general and administrative expenses.
Selling, general and administrative expenses, including the provision for bad debts, for the second quarter of fiscal year 2008 were $13.4 million, or 19.6% of sales, compared to $13.6 million, or 18.7% of sales for the same period in the prior year. Selling, general and administrative expenses as a percentage of sales increased 90 basis points mainly due to the increased mix of branded products which have higher selling and marketing costs associated with them. Selling, general and administrative expenses, including the provision for bad debts, for the first six months of fiscal 2008 were $27.7 million, or 19.6% of sales, compared to $27.5 million, or 20.3% for the same period in the prior year. The decrease as a percentage of sales for the six months is primarily due to the lower selling costs associated with the FunTees business, which was only included in the prior year period since its acquisition on October 2, 2006.
Operating losses for the second quarter of fiscal year 2008 were $2.6 million, a decrease of $5.1 million from operating income of $2.5 million in the second quarter of the prior year. Operating losses for the first six months of fiscal year 2008 were $3.8 million, a decrease of $9.8 million, from operating income of $6.0 million for the first six months of the prior year. The decreases were primarily the result of the factors previously described.
Net interest expense for the second quarter of fiscal year 2008 was $1.6 million, an increase of $0.1 million, or 7.0%, from $1.5 million for the prior year second quarter. The increase in interest expense was due primarily to the higher debt levels resulting from the capital expenditures associated with our new Honduran textile facility.
Our effective income tax rate for the six months ended December 29, 2007 was 36.0%, compared to 20.6% for the fiscal year ended June 30, 2007. Our effective income tax rate for the six months ended December 29, 2007 includes the benefit of the donation of our Fayette, Alabama textile facility. From this donation, we recognized a $0.2 million tax benefit. In fiscal year 2007, we donated our old Knoxville, Tennessee distribution facility to a charitable organization, recognizing a $0.7 million tax benefit. For fiscal year 2008, we anticipate our effective tax rate to be approximately 33% to 34%.
During the first quarter of fiscal year 2007, we recorded an extraordinary gain associated with the final earn-out payment made to the former M. J. Soffe shareholders. This extraordinary gain, net of taxes, was $0.7 million, or $0.08 per diluted share.
Accounts receivable decreased $12.3 million from June 30, 2007 to $34.1 million on December 29, 2007. The decrease in accounts receivable was primarily the result of lower sales during the quarter ended December 29, 2007 compared to the quarter ended June 30, 2007, partially offset by higher days sales outstanding.
Inventories increased $7.6 million from June 30, 2007 to $132.2 million on December 29, 2007. The increase in inventory is largely the result of our normal build in inventory to prepare for the spring selling season and, to a lesser extent, higher priced raw materials and higher manufacturing costs in inventory. We monitor our inventory levels closely and adjust our production schedules to manage our overall inventory levels. We are focused on continuing to improve our inventory turns and lowering our inventory levels, and anticipate inventory levels at fiscal 2008 year end will be less than at fiscal 2007 year end.
Capital expenditures in the second quarter of fiscal year 2008 were $5.1 million compared to $1.8 million in the second quarter of the prior year. Capital expenditures in the first six months of fiscal year 2008 totaled $9.8 million compared to $2.9 million in the first six months of the prior year. Capital expenditures in fiscal year 2008 primarily related to purchasing the new equipment for our Honduran textile facility. In addition, we incurred capital expenditures related to upgrades in our information technology systems in our retail-ready segment. The expenditures in the prior year primarily related to information technology upgrades and lowering costs in our manufacturing facilities. During fiscal year 2008, we expect to spend a total of approximately $15 to $16 million on capital expenditures, which includes approximately $10 million of capital investment in Ceiba Textiles, $3 million for upgrades in information technology systems, and $2.5 million for production equipment.
LIQUIDITY AND CAPITAL RESOURCES
Our primary cash needs are for working capital, capital expenditures, and debt repayments. In addition, we use cash to fund our share repurchases under our Stock Repurchase Program.
On September 21, 2007, we entered into a third amended credit agreement with Wachovia Bank, National Association, as Agent, and the financial institutions named in the agreement as Lenders. The amended agreement increased our credit facility by $10 million to $100 million (subject to borrowing base limitations based on the value and type of collateral provided) and extended the maturity of the loans to September 21, 2012. The credit facility is secured by a first-priority lien on substantially all of the real and personal property of Delta Apparel, Junkfood, and M. J. Soffe Co. All loans under the credit agreement bear interest at rates based on either an adjusted LIBOR rate plus an applicable margin or the bank’s prime rate plus an applicable margin. The facility requires installment payments of approximately $0.2 million per month in connection with fixed asset amortizations, and these amounts reduce the amount of availability under the facility.
Our credit facility contains limitations on, or prohibitions of, cash dividends. We are allowed to make cash dividends in amounts such that the aggregate amount paid to shareholders since May 16, 2000 does not exceed twenty-five percent (25%) of our cumulative net income calculated from May 16, 2000 to the date of determination. At December 29, 2007 and June 30, 2007, there was $9.1 million and $10.6 million, respectively, of retained earnings free of restrictions for the payment of dividends. Although our credit agreement does not currently prohibit us from paying dividends, on October 29, 2007, our Board of Directors elected to suspend payment of our quarterly dividend on our common stock. The Board believes the suspension of the dividend at this time is prudent to preserve our financial flexibility in this uncertain retail environment and period of increased capital spending for our new Honduran textile facility. The additional capital resulting from this decision is intended to allow us to improve our balance sheet and increase our debt availability.
Our credit facility includes a financial covenant that if the amount of availability falls below $10 million, our Fixed Charge Coverage Ratio (as defined in the credit agreement) for the preceding 12 month period must not be less than 1.10 to 1.0 and otherwise includes customary conditions to funding, covenants, and events of default. At December 29, 2007, we had the ability to borrow an additional $17.1 million under the credit facility and were therefore not subject to the Fixed Charge Coverage Ratio financial covenant. We believe we will maintain a minimum of $10 million of availability during the quarter ending March 29, 2008 and not be subject to the Fixed Charge Coverage Ratio financial covenant. Proceeds of the loans may be used for general operating, working capital, and other corporate purposes, and to finance fees and expenses under the facility.
The credit facility contains a subjective acceleration clause and a “springing” lockbox arrangement (as defined in EITF 95-22), whereby remittances from customers will be forwarded to our general bank account and will not reduce the outstanding debt until and unless a specified event or an event of default occurs. Pursuant to EITF 95-22, we classify borrowings under the facility as non-current debt.
At December 29, 2007, we had $74.2 million outstanding under our credit facility with Wachovia Bank, National Association, at an average interest rate of 6.7%.
In addition to our credit facility with Wachovia Bank, National Association, we have a seller note payable to the former Junkfood shareholders pursuant to the Asset Purchase Agreement dated as of August 22, 2005. The seller note bears interest at 9%, which is payable quarterly, and has a three-year term. During the quarter ended September 29, 2007, we made the second annual principal payment of $0.8 million. At December 29, 2007, we had $1.3 million outstanding under the seller note.
In the fourth quarter of fiscal year 2007 we entered into a loan agreement with Banco Ficohsa, a Honduran bank, for our capital expansion in Honduras. The loan is secured by a first-priority lien on the assets of our Honduran operations. The loan bears interest at LIBOR plus 2%, is payable monthly, has a five year term and is denominated in U. S. dollars. At December 29, 2007, we had $12.8 million outstanding on this loan.
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
On April 2, 2007, we entered into an interest rate swap agreement and an interest rate collar agreement to manage our interest rate exposure and effectively reduce the impact of future interest rate changes. Both agreements mature (or expire) on April 1, 2010. By entering into the interest rate swap agreement, we effectively converted $15.0 million of floating rate debt under our credit facility to a fixed obligation with a LIBOR rate at 5.06%. By entering into the interest rate collar agreement, we effectively provided a cap of 5.5% and a floor of 4.33% on LIBOR rates on $15.0 million of floating rate debt under our credit facility. We have assessed these agreements and have concluded that each met the requirements to account for each as a hedge.
Changes in the derivatives’ fair values are deferred and recorded as a component of accumulated other comprehensive income (“AOCI”), net of income taxes, until the underlying transaction is recorded. When the hedged item affects income, gains or losses are reclassified from AOCI to the Consolidated Statements of Income as interest income/expense. Any ineffectiveness in the Company’s hedging relationships is recognized immediately in the statement of income. The changes in fair value of the interest rate swap and collar agreement resulted in AOCI, net of taxes, of a loss of $0.4 million as of December 29, 2007.
Operating Cash Flows
Net cash used in operating activities was $4.8 million for the first six months of fiscal year 2008, compared to cash provided by operating activities of $2.1 million in the first six months of fiscal year 2007. Our cash flow in operating activities is primarily due to our net income plus depreciation and amortization and non-cash compensation costs and changes in working capital. We monitor changes in working capital by analyzing our investment in accounts receivable and inventories and by the amount of accounts payable. During the first six months of fiscal year 2008, the increase in our net cash used in operating activities was primarily from our net loss less depreciation and amortization, increases in inventory levels from higher priced raw materials and higher manufacturing costs, and decreases in accounts payable, partially offset by lower accounts receivable. The cash provided by operating activities during the first six months of fiscal year 2007 was primarily from net income plus depreciation and amortization, non-cash compensation, and a decrease in accounts receivables, offset partially by a decrease in accounts payable and accrued expenses and an increase in inventory.
Investing Cash Flows
During the six months ended December 29, 2007, we used $9.8 million in cash for purchases of property, plant and equipment, primarily related to our new Honduran textile facility. In November 2007 we began producing fabric in this new facility. During the first six months of fiscal 2008 we also incurred capital expenditures associated with our information technology systems in our retail-ready segment. During the six months ended December 30, 2006, we used $2.8 million in cash for capital expenditures, primarily related to information technology systems and maintenance capital in our textile operations. During fiscal year 2008, we expect to spend a total of approximately $15 to $16 million on capital expenditures, which includes approximately $10 million of capital investment in Ceiba Textiles, $3 million for upgrades in information technology systems and $2.5 million for production equipment.
Financing Activities
For the first six months of fiscal year 2008, cash provided by financing activities was $14.5 million, primarily related to proceeds from our revolving credit facility with Wachovia Bank, National Association and proceeds from our secured loan in Honduras with Banco Ficohsa. The proceeds were primarily used for our capital expenditures and increases in our working capital. During the six months ended December 30, 2006, we used $26.4 million in cash for financing activities, primarily related to proceeds from our revolving credit facility.
Based on our expectations, we believe that our $100 million credit facility should be sufficient to satisfy our foreseeable working capital needs, and that the cash flow generated by our operations and funds available under our credit facility should be sufficient to service our debt payment requirements, to satisfy our day-to-day working capital needs, and to fund our planned capital expenditures. We are, however, cautious of the uncertain retail environment and are taking actions to preserve our financial flexibility. Any material deterioration in our results of operations may result in our losing our ability to borrow under our credit facility and to issue letters of credit to suppliers or may cause the borrowing availability under the facility to be insufficient for our needs.
Purchases by Delta Apparel of its Own Shares
At a meeting on August 15, 2007, our Board of Directors increased our authorization to repurchase stock in open market transactions under our Stock Repurchase Program by an additional $4.0 million, bringing the total amount authorized for share repurchases to $15.0 million. All purchases are made at the discretion of our management. We did not purchase any shares of our common stock during the three months ended December 29, 2007. Since the inception of the Stock Repurchase Program, we have purchased 1,024,771 shares of our common stock pursuant to the program for an aggregate of $9.1 million. As of December 29, 2007, $5.9 million remains available for future purchases.
Dividend Program
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
Self Insurance
Our medical, prescription and dental care benefits are primarily self-insured. Our self-insurance accruals are based on claims filed and estimates of claims incurred but not reported. We develop estimates of claims incurred but not reported based upon the historical time it takes for a claim to be reported and historical claim amounts. At December 29, 2007 we had a reserve of approximately $0.5 million compared to a reserve of approximately $0.4 million at June 30, 2007. While the time it takes for a claim to be reported has been declining, if claims are greater than we originally estimate, or if costs increase beyond what we have anticipated, our recorded reserves may not be sufficient, and it could have a significant impact on our operating results.
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
Income Taxes
We use the liability method of accounting for income taxes, which requires recognition of temporary differences between financial statement and income tax basis of assets and liabilities measured by enacted tax rates. We have recorded deferred tax assets for certain state operating loss carryforwards and nondeductible accruals. We established a valuation allowance related to certain of the state operating loss carryforward amounts in accordance with the provisions of FASB Statement No. 109, Accounting for Income Taxes. We continually review the adequacy of the valuation allowance and recognize the benefits of deferred tax assets if reassessment indicates that it is more likely than not that the deferred tax assets will be realized based on earnings forecasts in the respective tax locations. As of December 29, 2007, we had operating loss carryforwards of approximately $21.9 million for state tax purposes. The valuation allowance against the operating loss carryforwards was $0.3 million at December 29, 2007. These carryforwards expire at various intervals through 2021.
There have been no changes in our critical accounting policies since the filing of our Annual Report on Form 10-K for our fiscal year ended June 30, 2007.
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
Yarn with respect to which we have fixed cotton prices at December 29, 2007 was valued at $21.1 million, and is scheduled for delivery between January 2008 and June 2008. At December 29, 2007, a 10% decline in the market price of the cotton covered by our fixed price yarn would have had a negative impact of approximately $1.5 million on the value of the yarn. At June 30, 2007, a 10% decline in the market price of the cotton covered by our fixed price yarn would have had a negative impact of approximately $1.3 million on the value of the yarn. The impact of a 10% decline in the market price of the cotton covered by our fixed price yarn would have been greater at December 29, 2007 than at June 30, 2007 due to the higher price of cotton at December 29, 2007 than at June 30, 2007.
We may use derivatives, including cotton option contracts, to manage our exposure to movements in commodity prices. We do not designate our options as hedge instruments upon inception. Accordingly, we mark to market changes in the fair market value of the options as other income or expense in the statements of income. We did not own any cotton options contracts on December 29, 2007.
INTEREST RATE SENSITIVITY
Our credit agreement provides that outstanding amounts bear interest at variable rates. If the amount of outstanding indebtedness at December 29, 2007 under the revolving credit facility had been outstanding during the entire three months ended December 29, 2007 and the interest rate on this outstanding indebtedness were increased by 100 basis points, our interest expense would have increased by approximately $0.2 million, or 11.7% of actual interest expense, during the quarter. This compares to what would have been an increase of $0.7 million, or 13.2% of actual interest expense, for the 2007 fiscal year, or an average of $0.2 million per quarter, based on the outstanding indebtedness at June 30, 2007. The actual change in interest expense resulting from a change in interest rates would depend on the magnitude of the increase in rates and the average principal balance outstanding.
Derivatives
On April 2, 2007, we entered into an interest rate swap agreement and an interest rate collar agreement to manage our interest rate exposure and effectively reduce the impact of future interest rate changes. Both agreements mature (or expire) on April 1, 2010. By entering into the interest rate swap agreement, we effectively converted $15.0 million of floating rate debt under our credit facility to a fixed obligation with a LIBOR rate at 5.06%. By entering into the interest rate collar agreement, we effectively provided a cap of 5.5% and a floor of 4.33% on LIBOR rates on $15.0 million of floating rate debt under our credit facility. We have assessed these agreements and concluded that each met the requirements to account for each as a hedge.
Changes in the derivatives’ fair values are deferred and recorded as a component of accumulated other comprehensive income (“AOCI”) until the underlying transaction is recorded. When the hedged item affects income, gains or losses are reclassified from AOCI to the Consolidated Statements of Income as interest income/expense. Any ineffectiveness in our hedging relationships is recognized immediately in the statement of income. The changes in fair value of the interest rate swap and collar agreement resulted in AOCI, net of taxes, of a loss of $0.4 million as of December 29, 2007.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information that we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 29, 2007 and, based on the evaluation of these controls and procedures, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the evaluation date.
Changes in Internal Control Over Financial Reporting
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated whether any change in our internal control over financial reporting occurred during the second quarter of fiscal year 2008. Based on that evaluation, we have concluded that there has been no change in our internal control over financial reporting during the second quarter of fiscal year 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We are currently evaluating the internal control over financial reporting at our FunTees division and are taking action to strengthen the internal control over financial reporting at our FunTees division during the current fiscal year.
PART II. OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) Repurchases of Stock

			Total Number of	Dollar Value of
			Shares Purchased as	Shares that May Yet
		Average	Part of Publicly	Be Purchased Under
	Total Number of	Price Paid	Announced Plans or	the Plans or
Period	Shares Purchased	per Share	Programs	Programs

October Period (September 30, 2007 to November 3, 2007)	—	—	—	$5.9million
November Period (November 4, 2007 to December 1, 2007)	—	—	—	$5.9million
December Period (December 2, 2007 to December 29, 2007)	—	—	—	$5.9million
We announced the commencement of our Stock Repurchase Program in November 2000. At a meeting on August 15, 2007, our Board of Directors increased our authorization to repurchase stock in open market transactions by an additional $4.0 million, bringing the total amount authorized for share repurchases to $15.0 million. We did not repurchase any shares pursuant to our Stock Repurchase Program during the three months ended December 29, 2007. At December 29, 2007, we had $5.9 million available for future stock repurchases.
Pursuant to our credit facility with Wachovia Bank, National Association, as Agent, we are allowed to make cash dividends in amounts such that the aggregate amount paid to shareholders since May 16, 2000 does not exceed twenty-five percent (25%) of our cumulative net income calculated from May 16, 2000 to the date of determination. At December 29, 2007, there was $9.1 million of retained earnings free of restrictions for the payment of dividends.
Item 4. Submission of Matters to a Vote of Security Holders
The following summarizes the votes at the Annual Meeting of the Company’s shareholders held on November 8, 2007:

Election of Directors	For	Against

David S. Fraser	7,258,726	95,406
William F. Garrett	7,226,263	127,869
Dr. Elizabeth J. Gatewood	7,258,770	95,362
Robert W. Humphreys	7,259,098	95,034
Dr. Max Lennon	7,227,901	126,231
E. Erwin Maddrey, II	7,225,875	128,257
Buck A. Mickel	7,225,875	128,257
David Peterson	7,228,346	125,786

				Broker
	For	Against	Abstain	Non-Vote

Re-Approve the Short-Term Incentive Compensation Plan	7,218,750	129,786	5,594	—

Approve Amendment to Articles of Incorporation to Provide for Majority Voting of Directors in Uncontested Elections	6,889,583	67,736	5,082	391,731

Ratification of the Appointment of Ernst & Young LLP as Independent Registered Public Accounting Firm for Fiscal Year 2008	7,155,457	197,305	1,370	—
Item 6. Exhibits

Exhibits

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DELTA APPAREL, INC. (Registrant)
February 6, 2008	By:	/s/ Deborah H. Merrill
Date		Deborah H. Merrill
Vice President, Chief Financial Officer and Treasurer