Form 10-Q
period 2008-03-29
DELTA APPAREL INC
filed 2008-05-02
CIK 1101396

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2008
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑.
As of April 30, 2008, there were outstanding 8,496,749 shares of the registrant’s common stock, par value of $0.01 per share, which is the only class of the outstanding common or voting stock of the registrant.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
DELTA APPAREL, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Amounts in thousands, except share amounts and per share data)
(Unaudited)

	March 29,	June 30,
	2008	2007
Assets
Current assets:
Cash	$607	$792
Accounts receivable, net	44,329	46,444
Income taxes receivable	2,696	2,192
Inventories, net	136,192	124,604
Prepaid expenses and other current assets	3,366	2,597
Deferred income taxes	3,392	1,891

Total current assets	190,582	178,520

Property, plant and equipment, net	37,933	29,407
Goodwill	14,222	14,222
Intangibles, net	7,726	8,091
Other assets	2,724	2,550

Total assets	$253,187	$232,790

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$40,370	$35,906
Accrued expenses	13,021	19,042
Current portion of long-term debt	6,273	2,927

Total current liabilities	59,664	57,875

Long-term debt, less current maturities	91,159	70,491
Deferred income taxes	1,056	749
Other liabilities	1,375	6

Total liabilities	153,254	129,121

Stockholders’ equity:
Preferred stock—2,000,000 shares authorized; none issued and outstanding	—	—
Common stock—par value $0.01 a share, 15,000,000 shares authorized, 9,646,972 shares issued, and 8,496,749 and 8,398,395 shares outstanding as of March 29, 2008 and June 30, 2007, respectively	96	96
Additional paid-in capital	57,135	55,510
Retained earnings	53,044	58,235
Accumulated other comprehensive (loss) income	(842)	140
Treasury stock—1,150,223 and 1,248,577 shares as of March 29, 2008 and June 30, 2007, respectively	(9,500)	(10,312)

Total stockholders’ equity	99,933	103,669

Total liabilities and stockholders’ equity	$253,187	$232,790

See accompanying notes to condensed consolidated financial statements.

DELTA APPAREL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Amounts in thousands, except share amounts and per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 29,	March 31,	March 29,	March 31,
	2008	2007	2008	2007
Net sales	$75,364	$85,013	$216,706	$220,642
Cost of goods sold	59,654	64,294	177,184	166,494

Gross profit	15,710	20,719	39,522	54,148

Selling, general and administrative expenses	14,645	15,471	42,232	42,984
Other income (expense), net	9	(18)	57	74
Restructuring costs	—	—	62	—

Operating income (loss)	1,074	5,230	(2,715)	11,238

Interest expense, net	1,648	1,384	4,703	3,813

(Loss) income before (benefit) provision for income taxes and extraordinary gain	(574)	3,846	(7,418)	7,425

(Benefit) provision for income taxes	(189)	1,068	(2,651)	2,440

(Loss) income before extraordinary gain	(385)	2,778	(4,767)	4,985

Extraordinary gain, net of taxes	—	—	—	672

Net (loss) income	$(385)	$2,778	$(4,767)	$5,657

Basic (loss) earnings per share
(Loss) income before extraordinary gain	$(0.05)	$0.33	$(0.56)	$0.58
Extraordinary gain, net of taxes	—	—	—	0.08

Net (loss) income	$(0.05)	$0.33	$(0.56)	$0.66

Diluted (loss) earnings per share
(Loss) income before extraordinary gain	$(0.05)	$0.32	$(0.56)	$0.57
Extraordinary gain, net of income taxes	—	—	—	0.08

Net (loss) income	$(0.05)	$0.32	$(0.56)	$0.65

Weighted average number of shares outstanding	8,497	8,524	8,474	8,536
Dilutive effect of stock options	—	162	—	165

Weighted average number of shares assuming dilution	8,497	8,686	8,474	8,701

Cash dividends declared per common share	—	$0.05	$0.05	$0.15
See accompanying notes to condensed consolidated financial statements.

DELTA APPAREL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	Nine Months Ended
	March 29,	March 31,
	2008	2007
Operating activities:
Net (loss) income	$(4,767)	$5,657
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	4,462	3,838
Deferred income taxes	(1,194)	(109)
Provision for doubtful accounts	109	—
Loss on disposal of property, plant and equipment	26	33
Extraordinary gain on earn-out payment	—	(672)
Non-cash stock compensation	966	1,429
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	2,006	7,956
Inventories	(11,588)	(9,366)
Prepaid expenses and other current assets	(769)	(419)
Other non-current assets	(174)	143
Accounts payable and accrued expenses	(89)	(190)
Income taxes	(504)	(2,009)
Other liabilities	386	(321)

Net cash (used in) provided by operating activities	(11,130)	5,970

Investing activities:
Purchases of property, plant and equipment	(12,699)	(5,402)
Proceeds from sale of property, plant and equipment	50	6
Cash paid for business, net of cash acquired	—	(25,798)

Net cash used in investing activities	(12,649)	(31,194)

Financing activities:
Proceeds from long-term debt	260,880	227,214
Repayment of long-term debt	(236,866)	(199,462)
Treasury stock acquired	—	(1,447)
Proceeds from exercise of stock options	—	23
Dividends paid	(420)	(1,281)

Net cash provided by financing activities	23,594	25,047

Net decrease in cash	(185)	(177)

Cash at beginning of period	792	642

Cash at end of period	$607	$465

Supplemental cash flow information:
Cash paid for interest	$4,109	$3,410

Cash (refunded) paid for income taxes	$(1,564)	$4,585

Non-cash financing activity—issuance of common stock	$1,704	$90

See accompanying notes to condensed consolidated financial statements.

DELTA APPAREL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Amounts in thousands, unless otherwise noted and excluding share and per share amounts)
Note A—Basis of Presentation
We prepared the accompanying interim condensed consolidated financial statements in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. We believe these condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation. Operating results for the three and nine months ended March 29, 2008 are not necessarily indicative of the results that may be expected for our fiscal year ending June 28, 2008. For more information regarding our results of operations and financial position, refer to the consolidated financial statements and footnotes included in our Form 10-K for the year ended June 30, 2007, filed with the Securities and Exchange Commission.
“Delta Apparel,” the “Company,” and “we,” “us” and “our” are used interchangeably to refer to Delta Apparel, Inc. together with our wholly-owned subsidiaries, M. J. Soffe Co. (“Soffe”), Junkfood Clothing Company (“Junkfood”), and our other subsidiaries, as appropriate to the context.
Note B—Accounting Policies
Our accounting policies are consistent with those described in our Summary of Significant Accounting Policies in our Form 10-K for our fiscal year ended June 30, 2007, filed with the Securities and Exchange Commission.
Note C—New Accounting Standards
In September 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. We are currently evaluating the effect that the adoption of SFAS 157 will have on our financial position and results of operations and do not expect that the adoption of this statement will have a material impact on our financial statements.
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

Note D—Inventories
Inventories consist of the following:

	March 29,	June 30,
	2008	2007
Raw materials	$12,278	$11,922
Work in process	26,622	27,723
Finished goods	97,292	84,959

	$136,192	$124,604

Raw materials at March 29, 2008 and June 30, 2007 include finished yarn and direct materials for the activewear segment and include finished yarn, direct materials and blank t-shirts for the retail-ready segment.
Note E—Goodwill and Intangible Assets
Components of intangible assets are as follows:

	March 29,	Economic
	2008	Life

Goodwill	$14,222	N/A

Intangibles:
Tradename/trademarks	1,530	20 yrs
Customer relationships	7,220	20 yrs
Non-compete agreements	250	5 yrs

Total intangibles	9,000

Total goodwill and intangibles	23,222

Less accumulated amortization	(1,274)

	$21,948

Amortization expense for intangible assets was $0.1 million for the three months ended March 29, 2008. We estimate amortization expense will be approximately $0.1 million for the remainder of fiscal year 2008, $0.5 million for each of the fiscal years 2009 and 2010, and approximately $0.4 million in succeeding fiscal years.
Note F—Debt
On September 21, 2007, Delta Apparel, Junkfood and Soffe entered into a Third Amended and Restated Loan and Security Agreement (the “Amended Loan Agreement”) with Wachovia Bank, National Association, as Agent, and the financial institutions named in the Amended Loan Agreement as Lenders.
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
The credit facility is secured by a first-priority lien on substantially all of the real and personal property of Delta Apparel, Junkfood, and Soffe. All loans under the Amended Loan Agreement bear interest at rates based on either an adjusted LIBOR rate plus an applicable margin or a bank’s prime rate plus an applicable margin. The facility requires monthly installment payments of approximately $0.2 million per month in connection with fixed asset amortizations, and these amounts reduce the amount of availability under the facility. Annual facility fees are .25% of the amount by which $100 million exceeds the average daily principal balance of the outstanding loans and letters of credit accommodations during the immediately preceding month.
Our credit facility includes the financial covenant that if the amount of availability falls below $10 million, our Fixed Charge Coverage Ratio (as defined in the Amended Loan Agreement) for the preceding 12 month period must not be less than 1.10 to 1.0 and otherwise includes customary conditions to funding, covenants, and events of default. During the quarter ended March 29, 2008, we did not fall below $10 million in availability and were therefore not subject to the Fixed Charge Coverage Ratio financial covenant. At March 29, 2008, we had the ability to borrow an additional $15.8 million under the credit facility. We believe we will maintain a minimum of $10 million of availability during the quarter ending June 28, 2008 and not be subject to the Fixed Charge Coverage Ratio financial covenant. If, however, we are unable to maintain the $10 million of availability and are subject to the Fixed Charge Coverage Ratio, we may not meet the financial covenant and would be in default of our loan agreement.
Proceeds of the loans may be used for general operating, working capital, other corporate purposes, and to finance fees and expenses under the facility. Our credit facility contains limitations on, or prohibitions of, cash dividends. We are allowed to make cash dividends in amounts such that the aggregate amount paid to shareholders since May 16, 2000 does not exceed twenty-five percent (25%) of our cumulative net income calculated from May 16, 2000 to the date of determination. At March 29, 2008 and June 30, 2007, there was $9.0 million and $10.6 million, respectively, of retained earnings free of restrictions for the payment of dividends.
At March 29, 2008, we had $81.9 million outstanding under our credit facility with Wachovia Bank, National Association, at an average interest rate of 5.5%.
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
In addition to our credit facility with Wachovia Bank, National Association, we have a seller note payable to the former Junkfood shareholders pursuant to the Asset Purchase Agreement dated as of August 22, 2005. The seller note bears interest at 9%, which is payable quarterly, and has a three-year term. During the quarter ended September 29, 2007, we made the second annual principal payment of $0.8 million. At March 29, 2008, we had $1.3 million outstanding under the seller note.
In the fourth quarter of fiscal year 2007, we entered into a loan agreement with Banco Ficohsa, a Honduran bank, for our capital expansion in Honduras. The loan is secured by a first-priority lien on the assets of our Honduran operations. The loan bears interest at LIBOR plus 2%, is payable monthly, has a five year term and is denominated in U. S. dollars. At March 29, 2008, we had $14.2 million outstanding on this loan.
Note G—Selling, General and Administrative Expense
We include in selling, general and administrative expenses costs incurred subsequent to the receipt of finished goods at our distribution facilities, such as the cost of stocking, warehousing, picking and packing, and shipping goods for delivery to our customers. In addition, selling, general and administrative expenses include costs related to sales associates, administrative personnel cost, advertising and marketing expenses and general and administrative expenses. For the third quarter of each of fiscal years 2008 and 2007, distribution costs included in selling, general and administrative expenses totaled $3.4 million and $3.7 million, respectively. For the first nine months of fiscal years 2008 and 2007, distribution costs included in selling, general and administrative expenses totaled $10.3 million and $10.5 million, respectively.
Note H—Stock Options and Incentive Stock Awards
We maintain certain stock-based compensation plans that are described in Note 13 to the Consolidated Financial Statements included in our 2007 Annual Report to Shareholders. Effective July 3, 2005, we adopted the fair-value recognition provisions of FASB Statement No. 123(R), Share-Based Payment, and the Securities and Exchange Commission Staff Accounting Bulletin No. 107 (“SAB 107”).
Delta Apparel Stock Option Plan (“Option Plan”)
On February 8, 2008, we granted options for the purchase of up to 286,000 shares of common stock as authorized under the Option Plan. For the third quarter of each of the fiscal years 2008 and 2007, we expensed $0.3 million and $0.2 million, respectively, in conjunction with our Option Plan. For the first nine months of fiscal years 2008 and 2007, we expensed $0.7 million and $0.6 million, respectively, in conjunction with our Option Plan. As of March 29, 2008, there was $2.3 million of total unrecognized compensation cost related to non-vested stock options under the Option Plan. This cost is expected to be recognized over a period of 4.2 years. Stock compensation expense is included in the cost of sales and selling, general and administrative expense line items of our statements of operations on a straight-line basis over the vesting periods of each grant.
Delta Apparel Incentive Stock Award Plan (“Award Plan”)
During the quarter ended March 29, 2008, we did not grant any shares under the Award Plan. Compensation expense recorded under the Award Plan was $0.1 million in the third quarter of each of the fiscal years 2008 and 2007. For the first nine months of fiscal years 2008 and 2007, we expensed $0.3 million and $0.8 million, respectively, in conjunction with our Award Plan. Stock compensation expense is included in the cost of sales and selling, general and administrative expense line items of our statements of income over the vesting periods.
The Award Plan contains certain provisions that require it to be accounted for as a liability under Statement 123(R). The outstanding awards will vest upon the filing of our Annual Report on Form 10-K for fiscal year 2009 based on the achievement of performance criteria for the two-year period ended June 27, 2009. Based upon meeting the performance criteria of these awards and the stock price at March 29, 2008, there was $0.5 million of total unrecognized compensation cost related to non-vested awards that would be expected to be recognized over a period of 1.4 years. As the performance criteria and our stock price at the time of vest are unknown, the actual amount of unrecognized compensation cost, if any, is uncertain.
Note I—Purchase Contracts
We have entered into agreements, and have fixed prices, to purchase natural gas, yarn, finished fabric and finished apparel products for use in our manufacturing operations. At March 29, 2008, minimum payments under these non-cancelable contracts were as follows:

Natural gas	$40
Yarn	6,710
Finished fabric	2,046
Finished apparel products	2,393

$11,189

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
Note K—Stockholders’ Equity
Stock Repurchase Program
At a meeting on August 15, 2007, our Board of Directors increased our authorization to repurchase stock in open market transactions under our Stock Repurchase Program by an additional $4.0 million, bringing the total amount authorized for share repurchases to $15.0 million. All purchases are made at the discretion of our management. We did not purchase any shares of our common stock during the three months ended March 29, 2008. Since the inception of the Stock Repurchase Program, we have purchased 1,024,771 shares of our common stock pursuant to the program for an aggregate of $9.1 million. As of March 29, 2008, $5.9 million remains available for future purchases.
Quarterly Dividend Program
On October 29, 2007, the Board of Directors elected to suspend payment of our quarterly dividend on common stock. The Board believes the suspension of the dividend is prudent to preserve our financial flexibility in this uncertain retail environment and period of increased capital spending for our new Honduran textile facility. The additional capital resulting from this decision is intended to allow us to improve our balance sheet and increase our debt availability.

Note L—Segment Reporting
We operate our business in two distinct segments: activewear apparel and retail-ready apparel. Although the two segments are similar in their production processes and regulatory environment, they are distinct in their economic characteristics, products and distribution methods.
The activewear apparel segment is comprised of our business units primarily focused on garment styles that are characterized by low fashion risk. We market, manufacture and distribute unembellished knit apparel under the brands of “Delta Pro Weight®”, “Delta Magnum Weight™” and “Quail Hollow™.” The products are primarily sold to screen printing companies. In addition, we manufacture products under private labels for retailers, corporate industry programs and sports licensed apparel marketers. The unembellished and embellished private label apparel products, including custom knit t-shirts sold to major branded sportswear companies, that the former FunTees operations manufactures have been included in the activewear apparel segment since our acquisition of FunTees on October 2, 2006.
The retail-ready apparel segment is comprised of our business units primarily focused on more specialized apparel garments to meet consumer preferences and fashion trends. These embellished and unembellished products are sold through specialty and boutique stores, high-end and mid-tier retail stores, and sporting goods stores. In addition to these retail channels, we also supply college bookstores and produce products for the U.S. Military. Our products in this segment are marketed under the “Soffe®” label, the “Intensity Athletics®” label and the “Junkfood™”, “Junk Mail®” and “Sweet and Sour®” labels.
Corporate and Unallocated is a reconciling category for reporting purposes and includes inter-company eliminations and other costs that are not allocated to the operating segments.
Our management evaluates performance and allocates resources based on profit or loss from operations before interest, income taxes and special charges (“Segment Operating Income (Loss)”). Our Segment Operating Income (Loss) may not be comparable to similarly titled measures used by other companies. The accounting policies of our reportable segments are the same as those described in Note B. Intercompany transfers between operating segments are transacted at cost and have been eliminated within the segment amounts shown in the following table.
Information about our operations as of and for the three months ended March 29, 2008 and March 31, 2007, by operating segment, is as follows:

	Activewear	Retail-Ready	Corporate and
	Apparel	Apparel	Unallocated	Consolidated
Three months ended 3/29/08:
Net sales	$40,345	$35,019	$—	$75,364
Segment operating income (loss)	(3,649)	4,723	—	1,074
Segment assets	140,672	112,515	—	253,187

Three months ended 3/31/07:
Net sales	$52,328	$32,685	$—	$85,013
Segment operating income	1,140	4,090	—	5,230
Segment assets	133,220	106,654	—	239,874
Information about our operations for the nine months ended March 29, 2008 and March 31, 2007, by operating segment, is as follows:

	Activewear	Retail-Ready	Corporate and
	Apparel	Apparel	Unallocated	Consolidated
Nine months ended 3/29/08:
Net sales	$123,670	$93,036	$—	$216,706
Segment operating income (loss)	(12,215)	9,500	—	(2,715)

Nine months ended 3/31/07:
Net sales	$129,744	$90,898	$—	$220,642
Segment operating income	2,687	8,508	43	11,238
The following reconciles the Segment Operating Income to the consolidated income before income taxes for the three months and nine months ended March 29, 2008 and March 31, 2007.

	Three Months Ended		Nine Months Ended
	March 29,	March 31,	March 29,	March 31,
	2008	2007	2008	2007
Segment operating income (loss)	$1,074	$5,230	$(2,715)	$11,238
Unallocated interest expense	1,648	1,384	4,703	3,813

Consolidated income (loss) before taxes	$(574)	$3,846	$(7,418)	$7,425

Note M—Income Taxes
Our effective income tax rate for the nine months ended March 29, 2008 was 35.7%, compared to 20.6% for the fiscal year ended June 30, 2007. Our effective income tax rate for the nine months ended March 29, 2008 includes the benefit of the charitable donation of our Fayette, Alabama textile facility. From this donation, we recognized a $0.2 million tax benefit. In fiscal year 2007, we donated our old Knoxville, Tennessee distribution facility to a charitable organization, recognizing a $0.7 million tax benefit. Our effective tax rate is subject to significant changes based on the jurisdiction and the percentage of losses and earnings in domestic and foreign locations relative to the total pre-tax income (loss) in a given period.
On July 1, 2007, we adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, which provides a financial statement recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. Under Interpretation 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. FASB Interpretation No. 48 also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and income tax disclosures.
We file income tax returns in the U.S. federal jurisdiction and various state, local and foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state, local or non-U.S. income tax examinations by tax authorities for our tax years before 2003. However, net operating loss carryforwards remain subject to examination to the extent they are carried forward and impact a year that is open to examination by tax authorities. Based upon our evaluation of our tax positions, the adoption of FASB Interpretation No. 48 had no impact on our financial statements.
Note N—Extraordinary Gain
During the first quarter of fiscal year 2007, we recorded an extraordinary gain associated with the final earn-out payment made to the former Soffe shareholders. In the purchase accounting for Soffe in October 2003, we recorded a liability for the contingent earn-out payments. Based on the final outcome of the payments, we had a $1.1 million accrual remaining. The reversal of this accrual created an extraordinary gain, net of taxes, of $0.7 million in the three months ended September 30, 2006.
Note O—Factored Receivables
We assign a portion of our trade accounts receivable at our Junkfood business under a factor agreement. We account for our factoring agreement as a sale in accordance with FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement 125. The assignment of these receivables is without recourse, provided that the customer orders are approved by the factor prior to shipment of the goods, up to a maximum for each individual account. The agreement does not include provisions for advances from the factor against the assigned receivables. The factor funds the accounts receivable upon collection, or, exclusive of disputed claims, upon 90 days after the due date. The amount due from the factor is included in our accounts receivable on our balance sheet and changes in the amount due from factor is included in our cash flow from operations. At March 29, 2008, our accounts receivable less allowances was $44.3 million, comprised of $41.5 million in unfactored accounts receivable, $4.9 million due from factor, and $2.1 million in allowances. At June 30, 2007, our accounts receivable less allowances was $46.4 million, comprised of $44.2 million in unfactored accounts receivable, $4.1 million due from factor, and $1.9 million in allowances.

Note P—Restructuring Plan
On July 18, 2007, we announced plans to restructure our U.S. textile operations, which included the closing of our Fayette, Alabama facility, the expensing of excess manufacturing costs with the FunTees integration and the move of cutting offshore and the expensing of start-up costs stemming from the opening of our Honduran textile facility. In the fourth quarter of fiscal year 2007, we recorded a $1.5 million write-down of the assets on the Fayette facility and incurred $5.4 million in excess manufacturing costs associated with the integration of the FunTees business into our existing Maiden, North Carolina facility. In the first two quarters of fiscal year 2008, we incurred $4.0 million associated with the restructuring plan, of which $0.1 million relates to severance given to the employees of the Fayette facility, which is included on the income statement line item “Restructuring costs.” The remaining $3.9 million relates to the excess manufacturing costs associated with the integration of the FunTees business into our existing Maiden facility and the start-up and excess manufacturing expenses associated with our new Honduran textile facility, which is included in cost of sales. In the third quarter of fiscal year 2008, we incurred $0.9 million of restructuring expenses associated with the start-up and excess manufacturing costs for the new Honduran textile facility, which are included in cost of sales in our activewear apparel segment. We have expensed a total of $4.9 million in restructuring related costs during the first three quarters of fiscal year 2008 and expect these to be the final charges associated with this textile restructuring plan.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
FORWARD LOOKING STATEMENTS
The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by or on behalf of the Company. We may from time to time make written or oral statements that are “forward-looking,” including statements contained in this report and other filings with the Securities and Exchange Commission and in reports to our shareholders. All statements, other than statements of historical fact, which address activities, events or developments that we expect or anticipate will or may occur in the future are forward-looking statements. Examples are statements that concern future revenues, future costs, future earnings, future capital expenditures, business strategy, competitive strengths, competitive weaknesses, goals, plans, references to future success or difficulties, and other similar information. The words “estimate”, “project”, “forecast”, “anticipate”, “expect”, “intend”, “believe” and similar expressions, and discussions of strategy or intentions, are intended to identify forward-looking statements.
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
BUSINESS OUTLOOK
Net sales for our third quarter of fiscal year 2008 were $75.4 million, down from the third quarter of the prior year due to lower sales in the activewear segment offset by increased sales in the retail-ready segment.
Sales in our retail-ready segment, which is comprised of Soffe and Junkfood, were $35.0 million, a 7.1% increase from the prior year third quarter, driven by a 37% increase in Junkfood sales, the fourth consecutive quarter of double-digit sales growth. This business has continued to grow in its traditional market of boutique stores, high-end department stores and foreign customers. In addition, our partnership with GapKids is expanding with shipments to more doors. In April, we expect to ship our first orders to BabyGap, and we have additional joint-branded Junkfood/Gap marketing initiatives planned. We have a broad assortment of licenses which are doing well and continue to expand with new properties to enhance our product line. Sales of our non-licensed Junkfood art also continue to grow, which we believe is an indication of the strength of the Junkfood brand.
Sales in the Soffe business were flat with the prior year quarter, with increased sales in our military and college bookstore distribution channels being offset by lower sales in our retail and sporting goods channels. Over the last several quarters we have focused on growing our smaller distribution channels, including our college bookstore, internet sales and our Intensity Athletics business. Sales in each of these channels grew by over 30% during our third fiscal quarter as compared to the prior year quarter and we expect continued growth in these areas in our fourth quarter and into fiscal year 2009. During our third quarter we began shipping the new Navy military training uniform. Although we were not able to ship as much as originally expected due to delays in government approvals and certifications, this program has been extended to allow shipments into our fourth quarter and potentially beyond. Lower sales in the retail and sporting goods distribution channels were primarily due to weakness in the apparel markets. The sell-through of the Soffe products met our expectations; however, retailers reduced their re-orders due to the uncertain retail market for apparel. We believe our brand strength will allow us to return to normal sales levels in these distribution channels as retailers return to more traditional re-order rates.
Third quarter sales in our activewear apparel segment decreased $12.0 million from the prior year quarter. The decrease was due to lower sales in both the Delta and FunTees businesses, driven by customers taking a more cautious approach with their orders due to weakness in consumer spending and a slowdown in the release of orders from retailers. We saw pricing on commodity tees increase during the quarter and continue to increase into April. These price increases are, however, being offset by higher cotton, energy and transportation costs. Over the last several quarters, we have had many stock outages from the manufacturing disruptions during our textile restructuring that also hurt our sales. Our current in-stock inventory position has improved and we expect to provide better service to our catalog customers in the upcoming quarters. In our private label business, we believe we are servicing our customers well with on-time deliveries and good quality products. Our private label orders appear stronger for the upcoming seasons. We are currently quoting our upcoming private label programs with higher pricing in order to help offset our increased cotton, chemical, energy and transportation costs.
During our third quarter, we completed our previously announced textile restructuring plan. Our new, state-of-the-art textile facility in Honduras continues to increase its production of first-quality dyed fabric and is on pace to reach our initial goal of producing over 500,000 pounds of fabric per week in our fourth fiscal quarter. Based on our experience to date, we continue to believe this facility can provide our activewear business with annual pre-tax savings of $7 million when producing at the one million pound per week production level. We remain focused on continued cost savings and quality improvement in our manufacturing operations.
Our total debt at the end of March totaled $97.4 million and was comprised of $81.9 million under our Wachovia revolving line of credit, $14.2 million under our Honduran loan and $1.3 million under a seller note payable to the Junkfood sellers. During the quarter ended March 29, 2008, we maintained a minimum of $10 million in availability and were therefore not subject to the Fixed Charge Coverage Ratio (“FCCR”) financial covenant in our Amended Loan Agreement with Wachovia. At March 29, 2008, we had the ability to borrow an additional $15.8 million under the Wachovia credit facility. Based on our current projections for the fourth quarter, we believe we will maintain a minimum of $10 million of availability during the quarter ending June 28, 2008 and not be subject to the FCCR financial covenant. We expect our debt levels will begin to decline in our fourth fiscal quarter, ending the fiscal year with approximately $93 million in debt. We believe that improved profitability, reduced capital expenditures and lower working capital should allow us to continue to reduce debt during fiscal year 2009.
Although we are cautious about the general slow-down of the U.S economy and the effect on consumer demand for apparel, we believe our businesses are making progress on their initiatives to grow sales and improve profitability. These initiatives should position us to take advantage of better retail market conditions should they improve in the future.
EARNINGS GUIDANCE
For the fourth fiscal quarter ending June 28, 2008, we expect sales to be in the range of $88 to $98 million and diluted earnings to be in the range of $0.40 to $0.46 per share. This compares to sales of $91.8 million and diluted earnings of $0.08 per share in the prior year fourth fiscal quarter. The earnings in the fourth quarter of 2007 included ($0.51) per diluted share of costs associated with the textile restructuring plan.
For the 2008 fiscal year, we continue to expect net sales to be in the range of $305 to $315 million and diluted loss per share to be in the range of ($0.10) to ($0.16), inclusive of restructuring related expenses of ($0.39) per diluted share. We remain concerned about the general slowdown of the U.S. economy and the effect on consumer demand for apparel. Further deterioration in the economy and retail marketplace may negatively impact our future results of operations.

RESULTS OF OPERATIONS
Net sales for the third quarter of fiscal year 2008 decreased 11.4% to $75.4 million compared to $85.0 million for the third quarter of the prior year. Sales in our retail-ready segment, which is comprised of Soffe and Junkfood, were $35.0 million, a 7.1% increase from the prior year third quarter. The sales increase was driven primarily by a 37.1% increase in the Junkfood business, the fourth consecutive quarter of double-digit sales growth. Junkfood sales were positively impacted by sales of the new co-branded products to GapKids, increased foreign sales, and new boutique customers. Sales in the Soffe business were flat with the prior year, with increased sales in our military and college bookstore distribution channels being offset by lower sales in our retail and sporting goods channels. The activewear segment, which is comprised of the Delta and FunTees businesses, reported sales of $40.3 million for the three months ended March 29, 2008, a 22.9% decrease from the prior year third quarter. Sales in both businesses declined as customers took a more cautious approach with their orders due to weak consumer spending and a slowdown in the release of orders from retailers. Pricing in the catalog business increased during the quarter; however, these increases were offset by higher cotton, energy and transportation costs. In addition, we sold a higher mix of more basic products, which also lowered our overall margins. Sales of private label products also declined during the quarter. This was due in part from lower orders for the season resulting from our prior disruptions during the integration of FunTees into our Maiden textile facility and also from reduced callouts from our customers from the weak apparel market. In the last several quarters, we believe we have been servicing our private label customers with on-time deliveries of high-quality products, resulting in additional orders for the upcoming seasons.
Gross profit as a percentage of net sales decreased to 20.8% in the third quarter of fiscal year 2008 from 24.4% in the third quarter of the prior year. The 360 basis point decline was primarily the result of textile restructuring related charges, higher raw material prices, increased transportation costs and sales of a more basic mix in the t-shirt business. In the third quarter of fiscal year 2008, we expensed $0.9 million, or $0.07 per diluted share, of restructuring related expenses predominantly related to start-up and excess manufacturing costs from the opening of our Honduran textile facility. Gross profit, as a percentage of net sales was 18.2% for the first nine months of fiscal year 2008, a decrease of 630 basis points from 24.5% in the prior year nine month period, for primarily the same reasons described above. In the first nine months of fiscal year 2008, we expensed $4.9 million, or $0.39 per diluted share, related to our textile restructuring. The addition of FunTees for the full nine months of fiscal year 2008 as compared to only six months in the same period of the prior year also reduced our overall gross margins as sales from the FunTees private label business generally carry lower gross margins than our branded businesses. Our gross margins may not be comparable to other companies, since some companies include costs related to their distribution network in cost of goods sold and we exclude a portion of those costs from gross margin and instead include them in selling, general and administrative expenses.
Selling, general and administrative expenses, including the provision for bad debts, for the third quarter of fiscal year 2008 were $14.6 million, or 19.4% of sales, compared to $15.5 million, or 18.2% of sales for the same period in the prior year. Selling, general and administrative expenses as a percentage of sales increased 120 basis points as we were not able to leverage our fixed costs on the lower sales levels. In addition, the higher mix of branded products also increased our selling, general and administrative expenses as a percentage of sales, as these branded products have higher selling and marketing costs associated with them. Selling, general and administrative expenses, including the provision for bad debts, for the first nine months of fiscal year 2008 were $42.3 million, or 19.5% of sales, compared to $43.0 million, or 19.5% of sales for the same period in the prior year.
Operating income for the third quarter of fiscal year 2008 was $1.1 million, a decrease of $4.1 million from $5.2 million in the third quarter of the prior year. Operating losses for the first nine months of fiscal year 2008 were $2.7 million, a decrease of $13.9 million, from operating income of $11.2 million for the first nine months of the prior year. The decreases were primarily the result of the factors previously described.
Net interest expense for the third quarter of fiscal year 2008 was $1.6 million, an increase of $0.2 million, or 19.1%, from $1.4 million for the prior year third quarter. The increase in interest expense was due primarily to the higher debt levels resulting from the capital expenditures associated with our new Honduran textile facility and higher inventory levels, offset partially by lower interest rates.
Our effective income tax rate for the nine months ended March 29, 2008 was 35.7%, compared to 20.6% for the fiscal year ended June 30, 2007. Our effective income tax rate for the nine months ended March 29, 2008 includes the benefit of the charitable donation of our Fayette, Alabama textile facility. From this donation, we recognized a $0.2 million tax benefit. In fiscal year 2007, we donated our old Knoxville, Tennessee distribution facility to a charitable organization, recognizing a $0.7 million tax benefit. Based on our current projections, we anticipate our effective tax rate in the fourth quarter to be approximately 30 to 32%. However, changes in the proportion of profits in the tax-free zone of Honduras as compared to our consolidated net loss may vary the effective tax rate considerably.

During the first quarter of fiscal year 2007, we recorded an extraordinary gain associated with the final earn-out payment made to the former Soffe shareholders. This extraordinary gain, net of taxes, was $0.7 million, or $0.08 per diluted share.
Accounts receivable decreased $2.1 million from June 30, 2007 to $44.3 million on March 29, 2008. The decrease in accounts receivable was primarily the result of lower sales during the quarter ended March 29, 2008, compared to the quarter ended June 30, 2007, partially offset by higher days sales outstanding.
Inventories increased $11.6 million from June 30, 2007 to $136.2 million on March 29, 2008. The increase in inventory is largely the result of our normal build in inventory to prepare for the spring selling season and, to a lesser extent, higher priced raw materials and higher manufacturing costs in inventory. In addition, certain private label and retail customers, for whom inventory is specifically manufactured, have been slower to call out the inventory than originally forecasted. We monitor our inventory levels closely and adjust our production schedules to manage our overall inventory levels. We are focused on continuing to improve our inventory turns and lowering our inventory levels, and anticipate inventory levels at fiscal 2008 year end will be comparable with those at fiscal 2007 year end.
Capital expenditures in the third quarter of fiscal year 2008 were $2.9 million compared to $2.5 million in the third quarter of the prior year. Capital expenditures in the first nine months of fiscal year 2008 totaled $12.7 million compared to $5.4 million in the first nine months of the prior year. Capital expenditures in fiscal year 2008 have primarily related to purchasing the new equipment for our Honduran textile facility. In addition, we incurred capital expenditures related to upgrades in our information technology systems in our retail-ready segment. The expenditures in the prior year primarily related to information technology upgrades and lowering costs in our manufacturing facilities. During fiscal year 2008, we expect to spend a total of approximately $15 to $16 million on capital expenditures, which includes approximately $11 million of capital investment in our new Honduran textile facility, $2 million for upgrades in information technology systems, and $2 million for production equipment.
LIQUIDITY AND CAPITAL RESOURCES
Our primary cash needs are for working capital, capital expenditures, and debt repayments. In addition, we use cash to fund our share repurchases under our Stock Repurchase Program.
On September 21, 2007, we entered into a third Amended Loan and Security Agreement with Wachovia Bank, National Association, as Agent, and the financial institutions named in the Amended Loan Agreement as Lenders. The amended agreement increased our credit facility by $10 million to $100 million (subject to borrowing base limitations based on the value and type of collateral provided) and extended the maturity of the loans to September 21, 2012. The credit facility is secured by a first-priority lien on substantially all of the real and personal property of Delta Apparel, Junkfood, and Soffe. All loans under the Amended Loan Agreement bear interest at rates based on either an adjusted LIBOR rate plus an applicable margin or the bank’s prime rate plus an applicable margin. The facility requires installment payments of approximately $0.2 million per month in connection with fixed asset amortizations, and these amounts reduce the amount of availability under the facility.
Our credit facility contains limitations on, or prohibitions of, cash dividends. We are allowed to make cash dividends in amounts such that the aggregate amount paid to shareholders since May 16, 2000 does not exceed twenty-five percent (25%) of our cumulative net income calculated from May 16, 2000 to the date of determination. At March 29, 2008 and June 30, 2007, there was $9.0 million and $10.6 million, respectively, of retained earnings free of restrictions for the payment of dividends. Although our Amended Loan Agreement does not currently prohibit us from paying dividends, on October 29, 2007, our Board of Directors elected to suspend payment of our quarterly dividend on our common stock. The Board believes the suspension of the dividend at this time is prudent to preserve our financial flexibility in this uncertain retail environment and period of increased capital spending for our new Honduran textile facility. The additional capital resulting from this decision is intended to allow us to improve our balance sheet and increase our debt availability.
Our credit facility includes the financial covenant that if the amount of availability falls below $10 million, our Fixed Charge Coverage Ratio (as defined in the Amended Loan Agreement) for the preceding 12 month period must not be less than 1.10 to 1.0 and otherwise includes customary conditions to funding, covenants, and events of default. During the quarter ended March 29, 2008, we did not fall below $10 million in availability and were therefore not subject to the Fixed Charge Coverage Ratio financial covenant. At March 29, 2008, we had the ability to borrow an additional $15.8 million under the credit facility. We believe we will maintain a minimum of $10 million of availability during the quarter ending June 28, 2008 and not be subject to the Fixed Charge Coverage Ratio financial covenant. If, however, we are unable to maintain the $10 million of availability and are subject to the Fixed Charge Coverage Ratio, we may not meet the financial covenant and would be in default of our loan agreement.
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
At March 29, 2008, we had $81.9 million outstanding under our credit facility with Wachovia Bank, National Association, at an average interest rate of 5.5%.
In addition to our credit facility with Wachovia Bank, National Association, we have a seller note payable to the former Junkfood shareholders pursuant to the Asset Purchase Agreement dated as of August 22, 2005. The seller note bears interest at 9%, which is payable quarterly, and has a three-year term. During the quarter ended September 29, 2007, we made the second annual principal payment of $0.8 million. At March 29, 2008, we had $1.3 million outstanding under the seller note.
In the fourth quarter of fiscal year 2007, we entered into a loan agreement with Banco Ficohsa, a Honduran bank, for our capital expansion in Honduras. The loan is secured by a first-priority lien on the assets of our Honduran operations. The loan bears interest at LIBOR plus 2%, is payable monthly, has a five year term and is denominated in U. S. dollars. At March 29, 2008, we had $14.2 million outstanding on this loan.
As part of the consideration to be paid in connection with the acquisition of Junkfood, additional amounts are payable to the Junkfood sellers during each of fiscal years 2007, 2008, 2009, and 2010 if financial performance targets are met by Junkfood during the period beginning on August 22, 2005 and ending on July 1, 2006 and during each of the three fiscal years thereafter (ending on June 27, 2009). No earnout payment was paid to the former Junkfood shareholders for the earnout period ended June 30, 2007. Based on current business conditions, we have the potential to pay approximately $2.5 million to the former Junkfood shareholders related to the earnout period ending June 28, 2008. Any contingent consideration that may be earned related to the earnout period ending June 28, 2008 will be accrued on June 28, 2008, when the contingency has been resolved.
Derivative Instruments
We use derivative instruments to manage our exposure to interest rates. We do not enter into derivative financial instruments for purposes of trading or speculation. When we enter into a derivative instrument, we determine whether hedge accounting can be applied. Where hedge accounting can be applied, a hedge relationship is designated as either a fair value hedge or cash flow hedge. The hedge is documented at inception, detailing the particular risk objective and strategy considered for undertaking the hedge. The documentation identifies the specific asset or liability being hedged, the risk being hedged, the type of derivative used and how effectiveness of the hedge will be assessed.
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
Changes in the derivatives’ fair values are deferred and are recorded as a component of accumulated other comprehensive income (“AOCI”), net of income taxes, until the underlying transaction is recorded. When the hedged item affects income, gains or losses are reclassified from AOCI to the Consolidated Statements of Income as interest income/expense. Any ineffectiveness in the Company’s hedging relationships is recognized immediately in the statement of income. The changes in fair value of the interest rate swap and collar agreement resulted in AOCI, net of taxes, of a loss of $1.0 million as of March 29, 2008.

Operating Cash Flows
Net cash used in operating activities was $11.1 million for the first nine months of fiscal year 2008, compared to cash provided by operating activities of $6.0 million in the first nine months of fiscal year 2007. Our cash flow in operating activities is primarily due to our net income plus depreciation and amortization and non-cash compensation costs and changes in working capital. We monitor changes in working capital by analyzing our investment in accounts receivable and inventories and by the amount of accounts payable. During the first nine months of fiscal year 2008, our net cash used in operating activities was primarily from our net loss less depreciation and amortization, increases in inventory levels from higher priced raw materials and higher manufacturing costs, and decreases in accounts payable, partially offset by lower accounts receivable and increased accrued liabilities. The cash provided by operating activities during the first nine months of fiscal year 2007 was primarily from net income plus depreciation and amortization, non-cash compensation, and a decrease in accounts receivables, offset partially by a decrease in accounts payable and accrued expenses and an increase in inventory.
Investing Cash Flows
During the nine months ended March 29, 2008, we used $12.7 million in cash for purchases of property, plant and equipment, primarily related to our new Honduran textile facility. In November 2007, we began producing fabric in this new facility. During the first nine months of fiscal year 2008 we also incurred capital expenditures associated with our information technology systems in our retail-ready segment. During the nine months ended March 31, 2007, we used $5.4 million in cash for capital expenditures, primarily related to information technology systems, the integration of the FunTees operations and maintenance capital in our textile operations. During fiscal year 2008, we expect to spend a total of approximately $15 to $16 million on capital expenditures, which includes approximately $11 million of capital investment in our new Honduran textile facility, $2 million for upgrades in information technology systems, and $2 million for production equipment.
Financing Activities
For the first nine months of fiscal year 2008, cash provided by financing activities was $23.6 million, primarily related to proceeds from our revolving credit facility with Wachovia Bank, National Association and proceeds from our secured loan in Honduras with Banco Ficohsa. The proceeds were primarily used for our capital expenditures and increases in our working capital. During the nine months ended March 31, 2007, cash provided by financing activities was $25.0 million, primarily related to proceeds from our revolving credit facility.
Based on our expectations, we believe that our $100 million credit facility should be sufficient to satisfy our foreseeable working capital needs, and that the cash flow generated by our operations and funds available under our credit facility should be sufficient to service our debt payment requirements, to satisfy our day-to-day working capital needs, and to fund our planned capital expenditures. We are, however, cautious of the uncertain retail environment and are taking actions to preserve our financial flexibility. Any material deterioration in our results of operations may result in losing our ability to borrow under our credit facility and to issue letters of credit to suppliers or may cause the borrowing availability under the facility to be insufficient for our needs.
Purchases by Delta Apparel of its Own Shares
At a meeting on August 15, 2007, our Board of Directors increased our authorization to repurchase Company stock in open market transactions under our Stock Repurchase Program by an additional $4.0 million, bringing the total amount authorized for share repurchases to $15.0 million. All purchases are made at the discretion of our management. We did not purchase any shares of our common stock during the three months ended March 29, 2008. Since the inception of the Stock Repurchase Program, we have purchased 1,024,771 shares of our common stock pursuant to the program for an aggregate of $9.1 million. As of March 29, 2008, $5.9 million remains available for future purchases under our Stock Repurchase Program.
Dividend Program
On October 29, 2007, the Board of Directors elected to suspend payment of our $0.05 quarterly dividend on common stock. The Board believes the suspension of the dividend is prudent to preserve our financial flexibility in this uncertain retail environment and period of increased capital spending for our new Honduran textile facility. The additional capital resulting from this decision is intended to allow us to improve our balance sheet and increase our debt availability.

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
Self Insurance
Our medical, prescription and dental care benefits are primarily self-insured. Our self-insurance accruals are based on claims filed and estimates of claims incurred but not reported. We develop estimates of claims incurred but not reported based upon the historical time it takes for a claim to be reported and historical claim amounts. At March 29, 2008, we had a reserve of approximately $0.6 million compared to a reserve of approximately $0.4 million at June 30, 2007. While the time it takes for a claim to be reported has been declining, if claims are greater than we originally estimate, or if costs increase beyond what we have anticipated, our recorded reserves may not be sufficient to cover our self-insurance obligations, and the additional expense could have a significant impact on our operating results.
Share-Based Compensation
We adopted the fair value based method of calculating share-based compensation prescribed in Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, effective July 3, 2005. Under the fair value based method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the award vesting period. We determine the fair value of each stock option at the date of grant using the Black-Scholes option pricing model. This model requires that we estimate a risk-free interest rate, the volatility of the price of our common stock, the dividend yield, and the expected life of the options. The use of a different estimate for any one of these components could have a material impact on the amount of calculated compensation expense.

Income Taxes
We use the liability method of accounting for income taxes, which requires recognition of temporary differences between financial statement and income tax basis of assets and liabilities measured by enacted tax rates. We have recorded deferred tax assets for certain state operating loss carryforwards and nondeductible accruals. We established a valuation allowance related to certain of the state operating loss carryforward amounts in accordance with the provisions of FASB Statement No. 109, Accounting for Income Taxes. We continually review the adequacy of the valuation allowance and recognize the benefits of deferred tax assets if reassessment indicates that it is more likely than not that the deferred tax assets will be realized based on earnings forecasts in the respective tax locations. As of March 29, 2008, we had operating loss carryforwards of approximately $23.0 million for state tax purposes. The valuation allowance against the operating loss carryforwards was $0.3 million at March 29, 2008. These carryforwards expire at various intervals through 2027. Our effective tax rate is subject to significant changes based on the jurisdiction and the percentage of losses and earnings in domestic and foreign locations relative to the total pre-tax income (loss) in a given period.
There have been no changes in our critical accounting policies since the filing of our Annual Report on Form 10-K for our fiscal year ended June 30, 2007.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
COMMODITY RISK SENSITIVITY
On January 5, 2005, in conjunction with the sale of our yarn spinning facility in Edgefield, South Carolina, we entered into a five-year agreement with Parkdale America, LLC (“Parkdale”) to supply our yarn requirements. During this five-year period, we will purchase from Parkdale all yarn required by Delta Apparel and our wholly owned subsidiaries for use in our manufacturing operations (excluding yarns that Parkdale did not manufacture as of the date of the agreement in the ordinary course of its business or due to temporary Parkdale capacity restraints). The purchase price of yarn is based upon the cost of cotton plus a fixed conversion cost. Thus, we are subject to the commodity risk of cotton prices and cotton price movements, which could result in unfavorable yarn pricing for us. We fix the cotton prices as a component of the purchase price of yarn with Parkdale, pursuant to the supply agreement, in advance of the shipment of finished yarn from Parkdale. Prices are set according to prevailing prices, as reported by the New York Cotton Exchange, at the time we elect to fix specific cotton prices.
Yarn, with respect to which we had fixed cotton prices at March 29, 2008, was valued at $6.7 million, and was scheduled for delivery between April 2008 and June 2008. At March 29, 2008, a 10% decline in the market price of the cotton covered by our fixed price yarn would have had a negative impact of approximately $0.5 million on the value of the yarn. At June 30, 2007, a 10% decline in the market price of the cotton covered by our fixed price yarn would have had a negative impact of approximately $1.3 million on the value of the yarn. The impact of a 10% decline in the market price of the cotton covered by our fixed price yarn would have been less at March 29, 2008 than at June 30, 2007 due to our having less commitments at March 29, 2008 than at June 30, 2007, partially offset by the higher price of cotton at March 29, 2008 than at June 30, 2007.
We may use derivatives, including cotton option contracts, to manage our exposure to movements in commodity prices. We do not designate our options as hedge instruments upon inception. Accordingly, we mark to market changes in the fair market value of the options as other income or expense in the statements of income. We did not own any cotton options contracts on March 29, 2008.
INTEREST RATE SENSITIVITY
Our Amended Loan Agreement provides that outstanding amounts bear interest at variable rates. If the amount of outstanding indebtedness at March 29, 2008, under the revolving credit facility, had been outstanding during the entire three months ended March 29, 2008 and the interest rate on this outstanding indebtedness were increased by 100 basis points, our interest expense would have increased by approximately $0.2 million, or 12.4% of actual interest expense, during the quarter. This compares to what would have been an increase of $0.7 million, or 13.2% of actual interest expense, for the 2007 fiscal year, or an average of $0.2 million per quarter, based on the outstanding indebtedness at June 30, 2007. The actual change in interest expense resulting from a change in interest rates would depend on the magnitude of the increase in rates and the average principal balance outstanding.

Derivatives
On April 2, 2007, we entered into an interest rate swap agreement and an interest rate collar agreement to manage our interest rate exposure and reduce the impact of future interest rate changes. Both agreements mature (or expire) on April 1, 2010. By entering into the interest rate swap agreement, we effectively converted $15.0 million of floating rate debt under our credit facility to a fixed obligation with a LIBOR rate at 5.06%. By entering into the interest rate collar agreement, we effectively provided a cap of 5.5% and a floor of 4.33% on LIBOR rates on $15.0 million of floating rate debt under our credit facility. We have assessed these agreements and concluded that each met the requirements to account for each as a hedge.
Changes in the derivatives’ fair values are deferred and recorded as a component of accumulated other comprehensive income (“AOCI”) until the underlying transaction is recorded. When the hedged item affects income, gains or losses are reclassified from AOCI to the Consolidated Statements of Income as interest income/expense. Any ineffectiveness in our hedging relationships is recognized immediately in the statement of income. The changes in fair value of the interest rate swap and collar agreement resulted in an accumulated other comprehensive loss, net of taxes, of $1.0 million as of March 29, 2008.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information that we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 29, 2008 and, based on the evaluation of these controls and procedures, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the evaluation date.
Changes in Internal Control Over Financial Reporting
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated whether any change in our internal control over financial reporting occurred during the third quarter of fiscal year 2008. Based on that evaluation, we have concluded that there has been no change in our internal control over financial reporting during the third quarter of fiscal year 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We are currently evaluating the internal control over financial reporting at our FunTees division and are taking action to strengthen the internal control over financial reporting at our FunTees division during the current fiscal year.

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

DELTA APPAREL, INC. (Registrant)
May 2, 2008	By:	/s/ Deborah H. Merrill
Date		Deborah H. Merrill
Vice President, Chief Financial Officer and Treasurer