Form 10-K
period 2008-06-28
DELTA APPAREL INC
filed 2008-08-28
CIK 1101396

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Fiscal Year Ended June 28, 2008

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑.
The aggregate market value of the shares of common stock held by non-affiliates of the registrant, based on the closing price for the common stock on the American Stock Exchange on December 28, 2007, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $44.2 million. For the purpose of this response, the registrant has assumed that its directors, corporate officers and beneficial owners of 5% or more of its common stock are the affiliates of the registrant.
Number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of August 26, 2008: 8,496,749
DOCUMENTS INCORPORATED BY REFERENCE
Certain information required in Part III of this Form 10-K shall be incorporated from the registrant’s definitive Proxy Statement to be filed pursuant to Regulation 14A for the registrant’s 2008 Annual Meeting of Shareholders currently scheduled to be held on November 13, 2008.

FORWARD LOOKING STATEMENTS
We may from time to time make written or oral statements that are “forward-looking,” including statements contained in this report and other filings with the Securities and Exchange Commission and in reports to our shareholders. All statements, other than statements of historical fact, that address activities, events or developments that we expect or anticipate will or may occur in the future, are forward-looking statements. Examples are statements that concern future revenues, future costs, future earnings, future capital expenditures, business strategy, competitive strengths, competitive weaknesses, goals, plans, references to future success or difficulties and other similar information. The words “estimate”, “project”, “forecast”, “anticipate”, “expect”, “intend”, “believe”, and similar expressions, and discussions of strategy or intentions, are intended to identify forward-looking statements.
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
OVERVIEW
Delta Apparel, Inc. is an international apparel design, manufacturing, sourcing and marketing company that features a diverse portfolio of high quality branded and private label activewear apparel. We specialize in selling a variety of casual and athletic products through almost every distribution channel for these types of apparel. Our products are sold to specialty and boutique shops, upscale and traditional department stores, mid-tier retailers, sporting goods stores, screen printers, and private label accounts. In addition, we sell certain products to college bookstores and to the U.S. military. Our products are also available direct to consumers on our websites at www.soffe.com and www.deltaapparel.com. We expect to launch our new Junkfood website in the fall at www.junkfoodforever.com. As a result, we anticipate further growth in the internet market channel across all our businesses in fiscal year 2009. We believe this diversified distribution allows us to capitalize on our strengths to provide casual activewear to consumers purchasing from all types of retailers.
We design and manufacture the majority of our products ourselves, which allows us to provide our customers consistent, high quality, high value branded and private label products. Our manufacturing operations are located in the southeastern United States, El Salvador, Honduras, and Mexico. We also use foreign and domestic contractors as additional sources of production. Our distribution facilities are strategically located throughout the United States to better serve our customers.
We were incorporated in Georgia in 1999 and our headquarters is located at 2750 Premiere Parkway, Suite 100, Duluth, Georgia 30097 (telephone number: 678-775-6900). In addition, we maintain an executive office at 322 South Main Street, Greenville, South Carolina 29601 (telephone number: 864-232-5200). Our common stock trades on the American Stock Exchange under the symbol “DLA”.
We operate on a 52-53 week fiscal year ending on the Saturday closest to June 30. The 2008, 2007 and 2006 fiscal years were 52-week years and ended on June 28, 2008, June 30, 2007, and July 1, 2006, respectively.

ACQUISITIONS AND BUSINESS DEVELOPMENTS
FunTees Acquisition
On October 2, 2006, we completed the acquisition of substantially all of the assets of FunTees, Inc. and its business of selling private label knit custom t-shirts (the “FunTees Acquisition”). The assets acquired included substantially all of the equipment, inventories, and accounts receivable of the FunTees business. The aggregate consideration paid for the FunTees Acquisition was $21.8 million in cash, consisting of $20.0 million paid at closing and an additional $1.8 million paid on April 12, 2007 as an adjustment for the actual working capital purchased.
We integrated the FunTees textile operations into our Maiden, North Carolina facility during fiscal year 2007 and have maintained the FunTees offshore cutting, sewing and decorating facilities located in El Salvador and Campeche, Mexico. FunTees, a division of our Activewear segment, designs, manufactures, and embellishes private label custom knit t-shirts primarily to major branded sportswear companies. We believe that the strength of FunTees lies with its long-term customer relationships as FunTees provides the quality products and services levels that meet their demands. This is achieved by FunTees through its flexibility to custom-manufacture products in a variety of garment styles, fabrics and colors then decorate and package these products for retail in its offshore facilities, offering a quality garment at competitive prices.
In connection with the integration of the textile operations of the FunTees business into our Maiden, North Carolina textile facility, we expensed start-up and excess manufacturing costs totaling $7.7 million, or $0.59 per diluted share.
Restructuring Plan
On July 18, 2007 we announced an overall restructuring plan which included the closing of our Fayette, Alabama manufacturing facility, the expensing of excess manufacturing costs associated with the FunTees manufacturing integration, and the expensing of start-up costs stemming from the opening of our Honduran textile facility. The restructuring plan began in the fourth quarter of fiscal year 2007 and was completed in the third quarter of fiscal year 2008. Expenses associated with the restructuring plan impacted our financials as follows:

	FY 07 Qtr 4		FY 08 Qtr 1		FY 08 Qtr 2		FY 08 Qtr 3		Total
Cost of Sales	$5.4	million	$1.9	million	$2.0	million	$0.9	million	$10.2	million
Restructuring Charges	$1.5	million	$0.1	million	—		—		$1.6	million

Total	$6.9	million	$2.0	million	$2.0	million	$0.9	million	$11.8	million

Diluted EPS Impact	$0.51		$0.16		$0.15		$0.08		$0.90
Closing of Fayette, Alabama Operations
In July 2007, we announced plans to close our manufacturing facility in Fayette, Alabama and ceased production at the facility in September 2007. The closing of this facility left us with two remaining U.S. textile operations, one located in Maiden, North Carolina and the other in Fayetteville, North Carolina. During our fourth quarter of fiscal year 2007 we recorded a $1.5 million impairment charge, or $0.11 per diluted share, related to impairment on the plant and equipment in Fayette, Alabama. During the first half of fiscal year 2008, we incurred expenses totaling $1.0 million, or $0.08 per diluted share, associated with the closing of this textile facility.
Offshore Textiles
During fiscal year 2007, we also began our offshore textile manufacturing initiatives. In November 2007, we began production at Ceiba Textiles, our state-of-the-art textile facility located in the Green Valley Industrial Park near San Pedro Sula, Honduras. At this facility, we knit, dye, finish and cut fabrics for apparel, primarily for the Activewear segment of our business. We are leasing the building from the Green Valley Industrial Park. In addition to transferring some of our existing equipment from the United States, we invested $16.7 million in new equipment for the facility. Of the capital invested in the facility, $15.0 million is being financed through a local Honduran bank. During fiscal year 2008, we expensed $1.6 million, or $0.12 per diluted share, associated with the start-up of the facility. In June 2008, we reached our initial goal of 500,000 pounds of production per week, and plan to continue to increase production levels at the facility in fiscal year 2009.

Junkfood Acquisition
On August 22, 2005, we acquired substantially all of the assets and properties of Liquid Blaino Designs, Inc. d/b/a Junkfood Clothing, a California-based designer, distributor and marketer of branded apparel. Junkfood has gained brand recognition through its soft, weathered fabrications incorporating retro and contemporary pop culture images as well as original artwork. We operate Junkfood, headquartered in Los Angeles, California, as a separate business within our Retail-Ready segment. At closing, we paid $20 million in cash and issued a promissory note to the seller for $2.5 million. The promissory note bears interest at 9% and has a three-year term. The purchase price was subject to a post-closing adjustment of $4.4 million based on the actual working capital purchased, which we paid in fiscal year 2006. Also, additional amounts are payable to the Junkfood sellers if performance targets are met by Junkfood during the period beginning on August 22, 2005 and ending on July 1, 2006 and during each of the three fiscal years thereafter ending on June 27, 2009, (the “Earnout Provisions”). These amounts are payable in the first quarter of the fiscal year subsequent to attaining the performance target. Related to the earnout period ended July 1, 2006, $3.3 million was earned in accordance to the Earnout Provisions and subsequently paid in the first quarter of fiscal year 2007. Performance targets were not met for the earnout period ending June 30, 2007. Based on the financial performance of Junkfood in fiscal year 2008, $2.6 million was earned in accordance to the Earnout Provisions. This amount was accrued as of June 28, 2008 and paid during the first quarter of fiscal year 2009.
Soffe Acquisition
On October 3, 2003, we acquired all of the outstanding stock of M. J. Soffe Co., a North Carolina corporation. We operate Soffe as a separate business within our Retail-Ready segment, headquartered in Fayetteville, North Carolina. In connection with the acquisition, we paid approximately $43.5 million in cash, issued a promissory note to the selling individuals in the aggregate principal amount of $8.0 million and paid approximately $8.5 million to satisfy all outstanding bank debt of M. J. Soffe Co. Also, additional amounts were payable to the selling individuals in cash during each of fiscal years 2005, 2006 and 2007 if specified financial performance targets were met by M. J. Soffe Co. during annual periods beginning on September 28, 2003 and ending on September 30, 2006 (the “Earnout Amounts”). In fiscal years 2007, 2006 and 2005, we paid approximately $2.3 million, $1.5 million and $1.0 million, respectively, in Earnout Amounts.
BUSINESS SEGMENTS
We operate our business in two distinct segments: Activewear and Retail-Ready. Although the two segments are similar in their production processes and regulatory environment, they are distinct in their economic characteristics, products and distribution methods.
The Activewear segment consists of our business units primarily focused on garment styles that are characterized by low fashion risk. We market, distribute and manufacture unembellished knit apparel under the brands of “Delta Pro Weight®”, “Delta Magnum Weight™” and “Quail Hollow™.” The products are primarily sold to screen printing companies. In addition, we manufacture products under private labels for retailers, branded sportswear companies, corporate industry programs and sports licensed apparel marketers. The custom knit unembellished and embellished private label apparel products in the FunTees business are included in the Activewear segment since the FunTees Acquisition on October 2, 2006.
The Retail-Ready segment consists of our business units primarily focused on more specialized apparel garments to meet consumer preferences and fashion trends. We sell these embellished and unembellished products through specialty and boutique stores, upscale and traditional department stores, mid-tier retailers and sporting goods stores. In addition to these retail channels, we also supply college bookstores and produce products for the U.S. military. Our products in this segment are marketed under the brands of “Soffe®”, “Intensity Athletics®”, “Junkfood®”, “Junk Mail®” and “Sweet and Sour®”.
See Note 13 of the Notes to Consolidated Financial Statements for financial information regarding segment reporting, which information is incorporated herein by reference.
PRODUCTS
We specialize in selling a variety of casual and athletic products through almost every distribution channel for these types of apparel. Our products are sold to specialty and boutique shops, upscale and traditional department stores, mid-tier retailers, sporting goods stores, screen printers, and private label accounts. In addition, we sell certain products to college bookstores and to the U.S. military. Our products are also available direct to consumers on our websites at www.soffe.com and www.deltaapparel.com. We expect to launch our new Junkfood website in the fall at www.junkfoodforever.com. As a result, we anticipate further growth in the internet market channel across all our businesses in fiscal year 2009. We believe this diversified distribution allows us to capitalize on our strengths to provide casual activewear to consumers purchasing from all types of retailers.
Our Activewear segment markets high quality knit apparel garments for the entire family. These garments are marketed under the Delta Pro Weight®, Delta Magnum Weight™, and Quail Hollow™ brand names. The Pro Weight line represents a diverse selection of mid-weight, 100% cotton silhouettes. Short sleeve and long sleeve tees are available in youth and adult sizes in a variety of colors. Specialty items that are also available for adults include pocket tees and ringer tees in a wide variety of colors. The Magnum Weight line is designed to give our customers a variety of silhouettes in a heavier-weight, 100% cotton fabric. Products in this category include short sleeve and long sleeve silhouettes in a wide range of colors, available from the size 2-Toddler to adult sizes up to 5X. Specialty items are also available within this segment, including the popular Tall Tee in sizes to 5XLT for young men and toddler and juvenile styles for the younger child. The Quail Hollow™ line includes polo shirts, ladies and junior tees. The ladies and juniors programs feature an assortment of styles developed specifically for misses, plus sizes and young juniors. Quail Hollow also offers a trendy slim fitting tee for all adults.  Through the acquisition of FunTees, we have increased our business of designing, manufacturing, marketing, and selling private label custom knit t-shirts, including embellished products, primarily to major branded sportswear companies. Also in connection with the FunTees Acquisition, we have added the ability to provide our customers with products that they can direct ship to the retailer without further packaging enhancements (hangers, tags, wrappings).
Our Retail-Ready segment designs and produces shorts, t-shirts, jersey and fleece apparel that are available in a wide variety of colors and sizes, including toddlers’, boys’, girls’, men’s, women’s and big & tall. We believe that the shorts that are branded with the Soffe® label enjoy a very loyal following among teenage and adolescent girls, many of whom are involved in cheerleading and dance teams. During the 2006 fiscal year, we also added sports team uniforms to our product line, under the Intensity Athletics® label. With the addition of Junkfood Clothing Company in fiscal year 2006, our Retail-Ready segment includes vintage licensed apparel for juniors, men, boys and children. The Junkfood® product line, including Junk Mail® and Sweet and Sour®, has distinct and innovative designs and styles. We believe our Retail-Ready segment is also a leader in product innovation as demonstrated by our Dri-release™ offerings. Dri-release™ is a microblend performance fiber that is engineered to offer cotton-like comfort with quick dry properties to wick perspiration away from the skin. Our recent additions to this line include the Soffe performance apparel line offering WicAway fabrics, a new fabric with quick-drying properties.
MARKETING
Our marketing is performed by employed sales personnel and independent sales representatives located throughout the country. In the Retail-Ready segment, our sales force services the retail direct, sporting goods, military, private label, department store and college bookstore customer bases. With the acquisition of Junkfood, we expanded our international presence in Canada, Europe, Asia and Australia and believe our international sales can become a larger portion of our revenue in future years. In the Activewear segment, our employed sales personnel sell our knit apparel products primarily direct to large and small screen printers and, to a lesser extent, into the promotional markets. Our private label products are sold primarily to the major branded sportswear companies.
During fiscal year 2008, we served approximately 14,000 customers. No single customer accounted for more than 10% of our sales in fiscal years 2008, 2007 or 2006. Part of our strategy is not to become dependent on any single customer. Substantially all of our revenues for the past three fiscal years have been generated from domestic sales. Revenue attributable to foreign countries was approximately 2.5% of consolidated net revenue for the 2008 fiscal year. For fiscal years 2007 and 2006, revenue attributable to foreign countries was approximately 1.0% or less of total consolidated revenues.
The majority of our products are produced based on forecasts to permit quick shipment and to level production schedules. Private label programs are generally made only to order or based on our customer’s forecast. We offer same-day shipping on our catalog goods within our Activewear segment, and both segments use third party carriers to ship products to our customers. In order to better serve our customers, we allow our customers to order products by the piece, by the dozen, or in full case quantities. Because a significant portion of our business consists of at-once EDI orders and direct catalog orders, we believe that backlog order levels do not give a general indication of future sales.

COMPETITION
We sell our products in highly competitive domestic and international markets in which numerous United States-based and foreign apparel firms compete. Many of these competitors are larger and have greater financial resources than we do. Competition in our the Activewear segment for catalog goods is generally based upon price, service, delivery time, quality and flexibility, with the relative importance of each factor depending upon the needs of particular customers and the specific product offering. For the private label market, quality and service are greater factors for customer choice. We believe that competition within our branded apparel lines in our Retail-Ready segment is based primarily upon design, brand recognition, and consumer preference. Our strategy for Soffe includes sustaining the strong reputation of Soffe and adapting our product offerings to changes in fashion trends and consumer preferences. Our strategy for Junkfood is to continue to build strong brand recognition, increase our product offerings with the men’s, boy’s and children’s lines, and increase our customer base. In addition, with respect to both our Activewear and Retail-Ready segments, we want to provide the best overall value to our customers. We believe that our favorable competitive aspects include high consumer recognition and loyalty to the Soffe and Junkfood brands, the high quality of our products, and our flexibility and process control, which helps lead to product consistency. Our ability to remain competitive in the areas of quality, price, design, marketing, product development, manufacturing, and distribution will, in large part, determine our future success.
SEASONALITY
Although our various product lines are sold on a year-round basis, the demand for specific products or styles reflect some seasonality, with sales during our first and fourth fiscal quarters generally being the highest, and sales during our second fiscal quarter generally being the lowest. The percentage of net sales by quarter for the year ended June 28, 2008 was 23%, 21%, 23% and 33% for the first, second, third, and fourth fiscal quarters, respectively. The apparel industry, especially in our Activewear segment, is highly competitive based upon price. Therefore, actions by our competitors can greatly influence pricing and demand for our products. In our Retail-Ready segment, demand for any particular product varies from time to time based largely upon shifts in fashion trends, changes in consumer preferences and general economic conditions affecting the apparel industry. Therefore, the distribution of sales in by quarter in fiscal year 2008 may not be indicative of the distribution in future years.
MANUFACTURING
We manufacture fabrics in our company-owned plants located in Maiden, North Carolina and Fayetteville, North Carolina, and in a leased facility located near San Pedro Sula, Honduras. Our garments are primarily cut and sewn in our company-owned plants in Fayetteville, North Carolina, and Rowland, North Carolina, in a leased facility in La Paz, El Salvador, in two leased facilities in Campeche, Mexico and in two leased facilities in San Pedro Sula, Honduras. At the 2008, 2007 and 2006 fiscal year ends, our long-lived assets in Honduras, El Salvador and Mexico collectively comprised 50.4%, 27.3% and 5.2%, respectively, of our total net property, plant and equipment. At the 2008, 2007 and 2006 fiscal year ends, our long-lived assets in Honduras comprised 45.0%, 18.9% and 2.4%, respectively, of our total net property, plant and equipment. The percentage of our long-lived assets located offshore has increased from previous years due to the addition of our offshore textile facility, Ceiba Textiles, in Honduras and due to the additional sew and print operations acquired in the FunTees Acquisition. In fiscal years 2008, 2007 and 2006, approximately 68%, 70% and 74%, respectively, of our manufactured products were sewn in company-operated locations. For a description of risks associated with our operations located in Honduras, El Salvador and Mexico, see Item 1A. Risk Factors. The remaining products were sewn by outside contractors located in the Caribbean basin. Along with our internal manufacturing, we source undecorated products and full-package products through independent sources throughout the world. In fiscal years 2008, 2007 and 2006, we sourced from third parties approximately 12%, 6% and 7%, respectively, of our products.
RAW MATERIALS
In conjunction with the sale of our yarn spinning facility located in Edgefield, South Carolina in January 2005, we entered into a five-year agreement with Parkdale America to supply our yarn requirements. During this five-year period, we contracted to purchase exclusively from Parkdale all yarn required by Delta Apparel and our wholly owned subsidiaries for use in our manufacturing operations (excluding yarns that Parkdale did not manufacture as of the date of the agreement in the ordinary course of its business or due to temporary Parkdale capacity restraints). The purchase price of yarn is based upon the cost of cotton plus a fixed conversion cost. If Parkdale’s operations are disrupted and it is not able to provide us with our yarn requirements, we may need to obtain yarn from alternative sources. Although alternative sources are available, we may not be able to enter into arrangements with substitute suppliers on terms as favorable as our current terms with Parkdale. As there can be no assurance that we would be able to pass along our own higher cost of yarn to our customers, this could have a material adverse effect on our results of operations.
We also purchase greige fabric to supplement our own production when required or when it is cost-effective to do so. These products are available from a number of suppliers. Our dyes and chemicals are also purchased from several suppliers. While historically, we have not had difficulty obtaining sufficient quantities of dyes and chemicals for our manufacturing, recent increased demand in Asia along with heightened environmental awareness has reduced the availability of certain products. Although we have the ability to adjust dye and chemical formulations as necessary, this could result in higher manufacturing costs negatively impacting our results of operations.
TRADEMARKS
We own trademarks which are important to our business. We believe that Soffe®, which has been in existence since 1946, has stood for quality and value in the activewear market for more than sixty years. Soffe® has been a registered trademark since 1992 and Junkfood® has been a registered trademark since 1999. In addition to the Soffe® and Junkfood® trademarks, we also rely on the strength of our Sweet and Sour®, Junk Mail®, Delta®, Quail Hollow™, and Intensity Athletics® brands.
LICENSES
We have the right to use trademarks under license agreements. Soffe is an official licensee for over 250 colleges and universities, and Junkfood licenses several hundred trademarks. Our license agreements are primarily non-exclusive in nature and typically have terms that range from one to three years. Historically, we have been able to renew our license agreements and do not anticipate difficulty in renewing our license agreements in the future. Although we are not dependent on any single license, we believe our license agreements in the aggregate are of significant value to our business.
EMPLOYEES
As of June 28, 2008, we employed approximately 6,400 full time employees, of whom approximately 1,500 were employed in the United States. Approximately 950 employees in Honduras are covered by a collective bargaining agreement. We have never had a strike or legal work stoppage and believe that our relations with our employees are good. We have invested significant time and resources in ensuring that the working conditions in all of our facilities meet or exceed the standards imposed by the governing laws. We have obtained WRAP (Worldwide Responsible Apparel Production) certification for all of our existing sewing plants that we operate in Honduras, El Salvador and Mexico. We also obligate our third party manufacturing contractors to follow our employment policies.
AVAILABLE INFORMATION
Our corporate internet address is www.deltaapparelinc.com. Through the website, we make available, free of charge, our SEC reports, including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The information found on our website is not part of this, or any other, report we file with or furnish to the SEC.
In addition, we will provide upon request, at no cost, paper or electronic copies of our reports and other filings made with the SEC. Requests should be directed to: Investor Relations Department, Delta Apparel, Inc., 322 South Main Street, Greenville, South Carolina 29601. Requests can also be made by telephone to 864-232-5200 ext 6621.
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
ITEM 1A. RISK FACTORS
We operate in a rapidly-changing, highly competitive business environment that involves substantial risks and uncertainties, including, but not limited to, the risks identified below. The following factors, as well as factors described elsewhere in this report or in our other filings with the SEC, which could materially affect our business, financial condition or operating results, should be carefully considered in evaluating our company and the forward-looking statements contained in this report or future reports. The risks described below are not the only risks facing our company. Additional risks not presently known to us or that we currently do not view as material, may become material, and may impair our business operations. Any of these risks could cause, or contribute to causing, our actual results to differ materially from expectations.
The apparel industry is heavily influenced by general economic cycles. The apparel industry is cyclical and dependent upon the overall level of discretionary consumer spending, which changes as regional, domestic and international economic conditions change. These include, but are not limited to, employment levels, energy costs, interest rates, tax rates, personal debt levels, and uncertainty about the future. Any deterioration in general economic conditions that creates uncertainty or alters discretionary consumer spending habits could reduce our sales, increase our costs of goods sold or require us to significantly modify our current business practices, and consequently negatively impact our results of operations.
We are exposed to the risk of financial non-performance by our customers on a significant amount of our sales. Our extension of credit involves considerable judgment and is based on an evaluation of each customer’s financial condition and payment history. We monitor our credit risk exposure by periodically obtaining credit reports and updated financials on our customers. Recently we have seen a heightened amount of bankruptcies in our customers, especially retailers, and we believe this trend may continue. We maintain an allowance for doubtful accounts for potential credit losses based upon our historical trends and other available information. However, the inability to collect on sales to significant customers or a group of customers could have a material adverse effect on our results of operations.
Our Activewear segment is subject to significant pricing pressures and we must implement our cost reduction business strategies and plans to be successful. We operate our Activewear segment in a highly competitive, price sensitive industry that requires off-shore production for a significant portion of manufacturing. Our strategy in this market environment is to be a low-cost producer and to differentiate ourselves by providing quality products and service to our customers. To achieve this goal, we began production in our new Honduran textile facility, Ceiba Textiles in fiscal year 2008. In addition, we continue to seek improvements in our production and delivery of products. These are expected to improve our production efficiency and results of operations. If we are unable to achieve the cost savings expected from the new offshore textile plant, it could have a material adverse effect on our results of operations.
The apparel industry is highly competitive and we face significant competitive threats to our business. We sell our products in a highly competitive market in which numerous distributors and manufacturers compete, some of which are larger, more diversified and have greater financial resources than we do. Competition in the activewear apparel industry for catalog goods is generally based upon price, service, delivery time, quality and flexibility, with the relative importance of each factor depending upon the needs of particular customers and the specific product offering. For the private label market, quality and service are greater factors for customer choice. With respect to branded product lines in the retail industry, competition is mainly based upon consumer recognition and preference. If we are unable to remain competitive in the areas of quality, price, design, marketing, product development, manufacturing, and distribution, it could harm our business.
Our success depends, in part, on our ability to anticipate evolving consumer preferences and trends. The Retail-Ready segment consists of our business units primarily focused on more specialized apparel garments to meet consumer preferences and fashion trends. We believe that the Soffe and Junkfood brands are recognized in the retail market for their high quality and fashion products. The popularity, supply and demand for particular apparel products can change significantly from year to year based on prevailing fashion trends and other factors. Our ability to adapt to fashion trends in designing our products is important to the success in the Retail-Ready segment. As an example, a significant percentage of our sales in this segment is one particular product item, the Soffe cheer short. If consumer demand for this product decreases significantly or if we are unable to quickly adapt to changes in consumer preferences in the design of our other products, it could have a material adverse effect on our results of operations.

The price of our purchased raw materials is prone to significant fluctuations and volatility. Yarn is the primary raw material used in our manufacturing processes. As described above in “Raw Materials”, in conjunction with the sale of our yarn spinning facility, we entered into a five-year agreement with Parkdale to supply our yarn requirements. During this five-year period, we contracted to purchase from Parkdale all yarn required by Delta Apparel and our wholly owned subsidiaries for use in our manufacturing operations (excluding yarns that Parkdale did not manufacture as of the date of the agreement in the ordinary course of its business or due to temporary Parkdale capacity restraints). The purchase price of yarn is based upon the cost of cotton plus a fixed conversion cost. We set future cotton prices with purchase commitments as a component of the purchase price of yarn in advance of the shipment of finished yarn from Parkdale. Prices are set according to prevailing prices, as reported by the New York Cotton Exchange, at the time we enter into the commitments. Thus, we are subject to the commodity risk of cotton prices and cotton price movements, which could result in unfavorable yarn pricing for us. While we believe that we will be competitive with other companies in setting the price of cotton purchased for future production, any significant increase in the price of cotton, or any significant decrease in the price of cotton where we have previously fixed the price of cotton, could have a material adverse effect on our results of operations. In addition, if Parkdale’s operations are disrupted and it is not able to provide us with our yarn requirements, we may need to obtain yarn from alternative sources. We may not be able to enter into arrangements with substitute suppliers on terms as favorable as our current terms with Parkdale, which could negatively affect our business.
We rely on our distribution operations to deliver product to customers. We have company-owned and leased distribution facilities located throughout the United States. Any significant interruption in the operation of any of these facilities may delay shipment of merchandise to our customers or damage our reputation. Moreover, a failure to successfully coordinate the operations of these facilities in planning and distribution activities could have a material adverse effect on our financial condition and results of operations.
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
Our business incurs significant freight and transportation costs. We incur significant freight costs to transport our goods from our domestic textile plants to off-shore sewing facilities and then to bring our goods back into the United States. In addition, we incur transportation expenses to ship our products to our customers. Transportation costs significantly increased during fiscal year 2006, and have remained high in fiscal years 2007 and 2008, and, accordingly, had an unfavorable impact on our results of operations. Further significant increases in the costs of freight and transportation could have a material adverse effect on our results of operations, as there can be no assurance that we could pass these increased costs to our customers.
The price of energy is prone to significant fluctuations and volatility. Our manufacturing operations require high inputs of energy, and therefore changes in energy prices directly impact our gross profits. Energy costs significantly increased during fiscal year 2006 and remained high in fiscal years 2007 and 2008, and thus had an unfavorable impact on our results of operations. We are focusing on manufacturing methods that will reduce the amount of energy used in the production of our apparel products to mitigate the rising costs of energy. However, further significant increases in energy prices could have a material adverse effect on our results of operations, as there can be no assurance that we could pass these increased costs to our customers.
We may be subject to the impairment of acquired intangible assets. When we acquire a business, a portion of the purchase price of the acquisition may be allocated to goodwill and other identifiable intangible assets. The amount of the purchase price that is allocated to goodwill and other intangible assets is determined by the excess of the purchase price over the net identifiable assets acquired. At June 28, 2008 and June 30, 2007, our goodwill and other intangible assets was approximately $24.4 million and $22.3 million, respectively. Under current accounting standards, if we determine goodwill or intangible assets are impaired, we will be required to write down the value of these assets. We conduct an annual review to determine whether goodwill and other identifiable intangible assets are impaired. We completed such impairment analysis for our fiscal year ended June 28, 2008, and concluded that no impairment charge was necessary. There can, however, be no assurance that we will not be required to take an impairment charge in the future, which could have a material adverse effect on our results of operations.
We may be restricted in our ability to borrow under our credit agreement. Significant operating losses or significant uses of cash in our operations could cause us to default on our credit facility. Our credit agreement contains customary representations and warranties, funding conditions and events of default. An event of default under the credit agreement could result in an acceleration of our obligations under the agreement, in the foreclosure on any assets subject to liens in favor of the credit agreement’s lenders, and in the inability of us to borrow additional amounts under the credit agreement. In addition, our agreement is an asset-based revolving credit facility. Our ability to borrow under the agreement depends on our accounts receivable and inventory levels. A significant deterioration in our accounts receivable or inventory levels could restrict our ability to borrow funds.
The cost to borrow under our credit agreement may impact our results of operations. Although we have entered into an interest rate swap agreement that effectively converts $15.0 million of floating rate debt under our credit facility to a fixed obligation, and we have entered into a separate $15.0 million interest rate collar agreement that provides a cap and a floor on our rates, we have a significant amount of debt subject to variable interest rates. At June 28, 2008, we had an aggregate of $71.1 million of variable interest rate debt outstanding that was not covered by these agreements. If the cost to borrow under our credit agreement increases, it could have a material adverse effect on our results of operations.
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
As of August 26, 2008, we had outstanding 8,496,749 shares of common stock. We believe that approximately 61.9% of our stock is beneficially owned by persons who beneficially own more than 5% of the outstanding shares of our common stock and related individuals. Additionally, within this group approximately 41.4% of the outstanding stock is beneficially owned by institutional investors that own more than 5% of the outstanding shares. Sales of substantial amounts of our common stock in the public market by any of these large holders could adversely affect the market price of our common stock.
Our principal shareholders may exert substantial influence. As of August 15, 2008, three members of our board of directors and related individuals had or shared the voting power with respect to approximately 24.9% of the outstanding shares of our common stock. These individuals will exert substantial influence with respect to all matters submitted to a vote of shareholders, including the election of our directors. In addition, our directors, executive officers and related individuals, as a group (comprised of 16 people), owned 27.2% of our outstanding stock as of August 15, 2008, and therefore will exert substantial influence with respect to all matters submitted to a vote of shareholders, including the election of directors.
Our operations are subject to political and economic risks in Mexico, Honduras and El Salvador. We have two company-operated sewing facilities in each of Mexico and Honduras and one company-operated sewing facility in El Salvador. Economic or legal changes could occur that affect the way in which we conduct our business in any of these countries. For example, a growing economy could lower unemployment which could increase wage rates or make it difficult to retain employees or employ enough people to staff our manufacturing facilities. The applicable government could also decide to add additional holidays or change employment laws, thereby increasing our costs to operate in that country. Domestic unrest or political instability in any of these countries could also disrupt our operations. Any of these political, social or economic conditions could adversely affect our results of operations.
We are subject to international trade regulations. Our products are subject to foreign competition, which in the past has been faced with significant U.S. government import restrictions. Foreign producers of apparel often have significant labor cost advantages. Given the number of these foreign producers, the substantial elimination of import protections for domestic apparel producers could materially adversely affect our business. The extent of import protection afforded to domestic apparel producers has been, and is likely to remain, subject to political considerations.
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
On August 2, 2005, the Central America Free Trade Agreement (“CAFTA”) was signed into law. CAFTA currently creates a free-trade zone among the United States, El Salvador, Nicaragua, Guatemala and Honduras. In addition, Costa Rica may become a part of CAFTA in the future. We currently have cutting and sewing operations in Honduras and El Salvador to take advantage of the CAFTA benefits. Subsequent repeal or alteration of CAFTA could seriously adversely affect our results of operations.
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
We have a significant amount of independent contract production. We have historically relied upon third party suppliers for up to a third of our sewing production. Any shortage of supply or significant price increases from our suppliers could adversely affect our results of operations.
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
A significant portion of our business relies upon license agreements. Our Retail-Ready segment relies on its licensed products for a substantial part of its sales. Although we are not dependent on any single license, we believe our license agreements in the aggregate are of significant value to our business. The loss of or failure to obtain license agreements could adversely affect our sales and results of operations.
We depend on key management. Our success depends upon the talents and continued contributions of our key management, many of whom would be difficult to replace. The loss or interruption of the services of these executives could have a material adverse effect on our business, financial condition and results of operations. Although we maintain employment agreements with certain members of key management, we cannot be assured that the services of such personnel will continue. We do not, however, maintain an employment agreement with Robert W. Humphreys, President and Chief Executive Officer. We believe our future success depends on our ability to retain and motivate our key management, our ability to integrate new members of management into our operations, and the ability of all personnel to work together effectively as a team.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
Our principal headquarters is located in a leased facility in Duluth, Georgia. We also maintain a leased executive office in Greenville, South Carolina. Our administrative, manufacturing and distribution functions are conducted in both leased and owned facilities. Our principal manufacturing, distribution and administrative facilities are listed below:

Location	Utilization	Segment
Duluth, Georgia*	Principal Headquarters	Activewear and Retail-Ready
Maiden Plant, Maiden, NC	Knit/dye/finish/cut	Activewear
Ceiba Textiles, Honduras	Knit/dye/finish/cut	Activewear
Fayetteville Plant 1, Fayetteville, NC	Cut/sew/decoration/distribution/administration	Retail-Ready
Fayetteville Plant 2, Fayetteville, NC	Knit/dye/finish/cut	Retail-Ready
Rowland Plant, Rowland, NC	Sew	Retail-Ready
Honduras Plant, San Pedro Sula, Honduras*	Sew	Activewear
Cortes Plant, San Pedro Sula, Honduras*	Sew	Activewear
La Paz Plant, La Paz, El Salvador*	Sew	Activewear
Campeche Sportswear Plant, Campeche, Mexico*	Sew	Activewear
Mexico Plant, Campeche, Mexico*	Sew	Activewear
FunTees Design, Concord, NC*	Research/development	Activewear
FunTees Samples, Concord, NC*	Research/development	Activewear
Shannon Drive Warehouse, Fayetteville, NC	Warehouse	Retail-Ready
Distribution Center, Clinton, TN*	Distribution	Activewear
Distribution Center, Santa Fe Springs, CA*	Distribution	Activewear and Retail-Ready
Distribution Center, Miami, FL*	Distribution	Activewear and Retail-Ready
Distribution Center, Cranbury NJ*	Distribution	Activewear and Retail-Ready
DC Annex, Fayetteville, NC*	Distribution	Retail-Ready
Distribution Center, Lansing, MI*	Distribution	Retail-Ready
Distribution Center, Andalusia, AL*	Distribution	Activewear
Soffe Outlet Store, Smithfield, NC*	Retail sales	Retail-Ready
New York Office, New York, NY* (two office locations)	Sales	Activewear and Retail-Ready
FunTees Executive Office, Concord, NC*	Administration/sales	Activewear
Greenville Executive Office, Greenville, SC*	Administration	Activewear and Retail-Ready
Los Angeles Office, Los Angeles, CA*	Administration/sales	Retail-Ready

*	- Denotes leased location
During fiscal year 2008, our manufacturing facilities operated at less than full capacity. We believe all of our facilities are suitable for the purposes for which they are designed and are generally adequate to allow us to remain competitive with our competitors. In September 2008, we donated our Fayette, Alabama textile facility which we had ceased production as part of our restructuring plan. Substantially all of our assets are subject to liens in favor of our Wachovia and Banco Ficohsa credit agreements.
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matter was submitted to a vote of security holders during the fourth quarter of our 2008 fiscal year.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Market Information for Common Stock: Our common stock is listed and traded on the American Stock Exchange under the symbol “DLA”. As of August 14, 2008, there were approximately 1,145 record holders of our Common Stock.
The following table sets forth, for each of the periods indicated below, the high and low sales prices per share of our Common Stock as reported on the American Stock Exchange.

	Fiscal Year 2008		Fiscal Year 2007
	High	Low	High	Low
First Quarter	$19.99	$16.38	$19.85	$16.48
Second Quarter	17.25	6.06	20.50	16.45
Third Quarter	9.34	6.04	18.50	14.91
Fourth Quarter	7.45	2.09	18.50	14.97
Dividends: On April 18, 2002, our Board of Directors adopted a quarterly dividend program. On October 29, 2007, the Board of Directors elected to suspend payment of our quarterly dividend on common stock. The Board believes the suspension of the dividend is prudent to preserve our financial flexibility in this uncertain retail environment. The additional capital resulting from this decision is intended to allow us to improve our balance sheet and increase our debt availability. We paid $0.4 million and $1.7 million in dividends during fiscal years 2008 and 2007, respectively.
Dividends declared per common share are as follows:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Fiscal Year 2008	$0.05	—	—	—
Fiscal Year 2007	$0.05	$0.05	$0.05	$0.05
Subject to the provisions of any outstanding blank check preferred stock (none of which is currently outstanding), the holders of our common stock are entitled to receive whatever dividends, if any, may be declared from time to time by our Board of Directors in its discretion from funds legally available for that purpose. Pursuant to our credit facility with Wachovia Bank, National Association, as Agent, we are allowed to make cash dividends in amounts such that the aggregate amount paid to shareholders since May 16, 2000 does not exceed twenty-five percent (25%) of our cumulative net income calculated from May 16, 2000 to the date of determination. At June 28, 2008, there was $10.1 million of retained earnings free of restrictions for the payment of dividends.
Any future cash dividend payments will depend upon our earnings, financial condition, capital requirements, compliance with loan covenants and other relevant factors.
Purchases of our Own Shares of Common Stock: On August 15, 2007, our Board of Directors increased our authorization to repurchase stock in open market transactions by an additional $4.0 million pursuant to our Stock Repurchase Program. This brings the total amount authorized for share repurchases to $15.0 million as of June 28, 2008, of which $5.9 million remained available for future stock repurchases as of June 28, 2008. Our Stock Repurchase Program does not have an expiration date. During fiscal year 2008, we did not purchase any shares of our common stock pursuant to our Stock Repurchase Program. Since inception of the program in November 2000, we have purchased 1,024,771 shares of our stock under the program for a total cost of $9.1 million. All purchases were made at the discretion of our management.
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

COMPARISON OF TOTAL RETURN AMONG DELTA APPAREL, INC., AMEX US MARKET INDEX, AND AMEX WHOLESALE & RETAIL TRADE INDEX
Our common stock began trading on the American Stock Exchange on June 30, 2000, the last trading day of our fiscal year 2000. Prior to that date, no securities of the Company were publicly traded. Set forth below is a line graph comparing the yearly change in the cumulative total stockholder return, assuming dividend reinvestment, on our common stock with (1) the American Stock Exchange US Market Index (the “AMEX US Market Index”) and (2) the American Stock Exchange Wholesale and Retail Trade Index (the “AMEX Wholesale and Retail Trade Index”), which is comprised of all AMEX companies with SIC codes from 5000 through 5999.

	2003	2004	2005	2006	2007	2008
Delta Apparel, Inc.	100.00	150.16	168.81	223.29	239.12	48.88

AMEX US Market Index	100.00	121.27	135.15	151.28	179.95	161.47

AMEX Wholesale & Retail Trade Index	100.00	122.47	148.04	198.37	248.24	215.24
This Performance Graph assumes that $100 was invested in the common stock of our company and comparison groups on June 28, 2003 and that all dividends have been reinvested.
ITEM 6. SELECTED FINANCIAL DATA
On October 2, 2006, we completed the acquisition of substantially all of the assets of FunTees, Inc. On August 22, 2005, we acquired substantially all of the assets of Liquid Blaino Designs, Inc. d/b/a Junkfood Clothing. On October 3, 2003, we acquired all of the outstanding stock of M. J. Soffe Co. The consolidated statement of income for the years ended July 3, 2004 and July 2, 2005, and the consolidated balance sheet data as of July 3, 2004, July 2, 2005 and July 1, 2006 are derived from, and are qualified by reference to, our audited consolidated financial statements not included in this document. The consolidated statement of operations data for the years ended July 1, 2006, June 30, 2007 and June 28, 2008 and the consolidated balance sheet data as of June 30, 2007 and June 28, 2008 are derived from, and are qualified by reference to, our audited consolidated financial statements included elsewhere in this document. We operate on a 52-53 week fiscal year ending on the Saturday closest to June 30. The 2004 fiscal year was a 53-week year. The 2008, 2007, 2006 and 2005 fiscal years were 52-week years. Historical results are not necessarily indicative of results to be expected in the future. The selected financial data should be read in conjunction with the Consolidated Financial Statements and the related notes as indexed on page F-1 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7.

			Fiscal Year Ended
	June 28,	June 30,	July 1,	July 2,	July 3,
	2008	2007	2006	2005	2004
		(In thousands, except per share amounts)
Statement of Operations Data:
Net sales	$322,034	$312,438	$270,108	$228,065	$208,113
Cost of goods sold	(257,319)	(239,365)	(190,222)	(174,156)	(159,852)
Selling, general and administrative expenses	(59,898)	(59,187)	(53,530)	(37,881)	(31,043)
Other income (loss)	132	(89)	657	4,117	(192)
Restructuring costs	(62)	(1,498)	—	—	—

Operating income	4,887	12,299	27,013	20,145	17,026
Interest expense, net	(6,042)	(5,157)	(3,819)	(3,022)	(2,622)

(Loss) income before income taxes	(1,155)	7,142	23,194	17,123	14,404
(Benefit) provision for income taxes	(647)	1,471	8,350	5,880	4,674
Extraordinary gain, net of taxes	—	672	—	—	—

Net (loss) income	$(508)	$6,343	$14,844	$11,243	$9,730

Basic earnings per common share:
(Loss) income before extraordinary gain	$(0.06)	$0.67	$1.73	$1.35	$1.19
Extraordinary gain, net of income taxes	—	0.08	—	—	—

Net (loss) income	$(0.06)	$0.75	$1.73	$1.35	$1.19

Diluted earnings per common share:
(Loss) income before extraordinary gain	$(0.06)	$0.65	$1.71	$1.33	$1.16
Extraordinary gain, net of income taxes	—	0.08	—	—	—

Net (loss) income	$(0.06)	$0.73	$1.71	$1.33	$1.16

Dividends Declared per Common Share	$0.050	$0.200	$0.170	$0.145	$0.125

Balance Sheet Data (at year end):
Working capital	$133,917	$120,645	$103,210	$86,910	$94,408
Total assets	261,623	232,790	203,123	159,514	169,379
Total long-term debt, less current maturities	95,542	70,491	46,967	17,236	29,246
Shareholders’ equity	104,893	103,669	100,988	86,464	75,492
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
BUSINESS OUTLOOK
We are encouraged as we begin fiscal year 2009 and believe our businesses are well-positioned to sustain the organic growth we accomplished in the fourth quarter of fiscal year 2008. Our Activewear segment will remain focused on completing the major initiatives that we began in the fourth quarter of fiscal year 2007. While we completed the FunTees manufacturing integration during fiscal year 2008, we expect to continue improving our production cost in sewing and screen printing. We also plan to enhance our information technology systems to reduce our cost and provide better information to our customers. We believe demand for the production capabilities of FunTees is strong and we expect to grow our revenue and leverage our fixed cost over additional production in fiscal year 2009.
Sales of our traditional Delta catalog products were solid during the fourth quarter of fiscal year 2008. With the additional fabric production from our new, state-of-the-art textile facility in Honduras, Ceiba Textiles, we were able to improve our in- stock inventory position, which helped lead to increased sales. We believe that on-going improvement in our service levels in the catalog business will be key to our Delta growth in fiscal year 2009. We have recently added new sales management in this business to target new channels of business for our catalog products. We are, however, concerned about the overall undecorated tee shirt market, as there is evidence that undecorated tee shirt sales in the industry are down from last year and inventories at the distributor level are higher than a year ago. This may indicate a slowdown in sales in this business and may lead to future pricing pressures. We began production in Ceiba Textiles in November 2007, reached our initial goal of 500,000 production pounds per week in June 2008, and will continue to increase production in this facility during fiscal year 2009, expecting to reach 700,000 pounds per week of output by the end of calendar year 2008. We also expect to achieve further productivity gains in our sewing operations, which should increase output at each of our manufacturing facilities.
Our Retail-Ready segment ended fiscal year 2008 with solid positive momentum, which we believe provides a platform to grow sales and operating profits in fiscal year 2009. We believe the Soffe brand is performing well at retail. With retail inventories lean in July, we have experienced re-orders in early summer, extending our typically strong spring selling season. We are seeing increased sales in our team sports business, driven by our Intensity Athletic brand. In fiscal year 2009, we are targeting to expand our presence with smaller sporting goods stores by improving our service levels to these retailers. The Soffe internet site generated record sales of Soffe product during fiscal year 2008 and we expect to see further expansion of this market segment in the upcoming year.
Our Junkfood business continues to enjoy strong consumer appeal in all of its markets. Our co-branded business with GapKids and babyGap is growing and has been well received by consumers. Junkfood continues to grow its international presence, especially in Japan and Europe, and is expanding its licensing capabilities to further allow for foreign sales. We recently acquired the NFL license for certain markets, including game venues for vintage tees. These products will be introduced in the first quarter of fiscal year 2009. We are committed to growing the Junkfood business and continue to strengthen the operational management team at Junkfood to support the expansion of this business.
EARNINGS GUIDANCE
Despite slowing consumer spending and uncertain general economic conditions, we expect further expansion of our revenue and return to profitability in fiscal year 2009. With this organic growth, we expect sales to be in the range of $340 to $360 million and earnings to be in the range of $0.70 to $0.90 per diluted share.
We believe there is considerable risk and uncertainty in the apparel marketplace. Raw material prices continue to be volatile and could further increase cost. Consumer demand has recently been solid for our products, but could weaken at any time. The overall retail climate is difficult for apparel and we have seen an increase in bankruptcies and the closing of retail apparel outlets. Although we have made significant progress on our Ceiba Textiles startup and our FunTees integration, further improvement is required to reach our long term objectives for these investments. While it is impossible to predict the extent to which these conditions may impact our business, we have evaluated these heightened risk factors in setting our expectations for the upcoming year.
RESULTS OF OPERATIONS
Overview
For the year ended June 28, 2008, sales reached an all-time record for the second year in a row of $322.0 million, a 3.1% increase from $312.4 million in sales in the prior year due primarily to a significant increase in sales within our Retail-Ready segment while our Activewear segment showed a slight improvement over the prior year, which included FunTees for nine months of the fiscal year. Gross margins for the year decreased 330 basis points to 20.1% compared to 23.4% in the prior year driven primarily from higher raw material, energy and transportation prices.
For fiscal year 2008, the Retail-Ready segment contributed $18.9 million in operating income and the Activewear segment had a $14.1 million operating loss, which included $4.9 million in restructuring related expenses. For the year ended June 28, 2008 we experienced a net loss of $0.5 million compared to net income of $6.3 million for the previous fiscal year. The decline was primarily due to the lower gross margins referred to above, along with higher interest expense associated with the additional debt incurred to finance our Ceiba Textiles manufacturing facility. Net loss per both basic and diluted share for fiscal year 2008 was $0.06, which includes $0.39 per diluted share of restructuring related charges. For fiscal year 2007, earnings were $0.75 per basic share and $0.73 per diluted share, including $0.51 per diluted share of restructuring related expenses.
We ended fiscal year 2008 with $62.0 million in total receivables, an increase of $15.6 million from the prior year, resulting from higher sales in the forth quarter along with higher days sales outstanding. Our inventories on June 28, 2008 were $124.7 million, slightly more than the $124.6 million in inventory at the end of the prior year. We believe our year-end inventory levels are well-balanced to start the new fiscal year and service our customers well. Our overall debt increased by $28.9 million during the fiscal year, primarily resulting from the completion of our Ceiba Textiles Facility and increased working capital requirements, ending with $102.3 million in total debt. We had $11.1 million of availability under our revolving credit facility at year end.
Quarterly Financial Data
For information regarding quarterly financial data, refer to Note 17 “Quarterly Financial Information (Unaudited)” to the consolidated financial statements, which information is incorporated herein by reference.

Fiscal Year 2008 versus Fiscal Year 2007
Net sales for fiscal year 2008 were $322.0 million, an increase of $9.6 million, or 3.1%, from net sales of $312.4 million in fiscal year 2007. The Retail-Ready segment contributed $142.6 million in net sales, compared to $134.2 million in fiscal year 2007. Sales in the Soffe business declined 3.1% compared to the prior year while Junkfood generated growth of 42.4% over the prior year. Lower consumer spending hurt sales in the Soffe business, as our customers took a more cautious approach with their orders. Net sales in the Activewear segment were $179.4 million, an increase of $1.1 million, or 0.6%, due to increased FunTees sales offset partially by a decrease in the Delta catalog business. The prior year included results from the FunTees business since its acquisition on October 2, 2006. Sales in FunTees declined during the year due in part from lower orders for the fall, holiday and spring seasons, which we believe was caused primarily by disruptions during the integration of FunTees into our Maiden textile facility.
Gross profit as a percentage of net sales decreased to 20.1% in fiscal year 2008 from 23.4% in the prior year. Pricing in the catalog business increased during the year; however, these price increases were offset by higher cotton, energy and transportation costs. In addition, changes in our mix of products sold lowered our overall margins. Our gross margins may not be comparable to other companies, since some companies include costs related to their distribution network in cost of goods sold and we exclude a portion of them from gross margin and include them in selling, general and administrative expenses.
Selling, general and administrative expenses for fiscal year 2008 were $59.8 million, or 18.5% of sales, compared to $59.2 million, or 18.9% of sales, for fiscal year 2007. During the fourth quarter of fiscal year 2008, the Company had two customers file bankruptcy, increasing bad debt expense by $0.8 million. The decrease in selling, general and administrative expenses as a percentage of sales in fiscal year 2008 compared to fiscal year 2007 is primarily due to lower management incentive expenses. Selling costs as a percentage of net sales are higher in the Retail-Ready segment primarily due to additional staffing, higher commissions, royalty expense on licensed products, and increased advertising expenses associated with selling branded apparel products.
Operating income for fiscal year 2008 was $4.9 million, a decrease of $7.4 million, or 60.3%, from $12.3 million in fiscal year 2007. The decrease was primarily the result of the factors described above. For fiscal year 2008, the Retail-Ready segment contributed $18.9 million in operating income and the Activewear segment had a $14.0 million operating loss, which included $4.9 million in restructuring related expenses. Fiscal year 2007 included $6.9 million in restructuring related charges.
Other income for fiscal year 2008 was $0.1 million, primarily related to the Green Valley joint venture. Other expense for fiscal year 2007 was not material.
Net interest expense for fiscal year 2008 was $6.0 million, an increase of $0.8 million, or 17.2%, from $5.2 million for fiscal year 2007. The increase in interest expense was primarily due to the higher debt levels resulting from the completion of the Ceiba Textiles facility as well as increased working capital requirements.
Our effective income tax rate for fiscal year 2008 was 56.0%, compared to 20.6% for fiscal year 2007. Due to the small loss in fiscal year 2008, the effective income tax rate is not meaningful. In fiscal year 2008, we donated the Fayette, Alabama facility to a charitable organization and recognized a $0.2 million tax benefit. In addition, profits that are permanently reinvested in the tax-free zone of Honduras further increased our effective tax benefit in fiscal year 2008. In fiscal year 2007, we donated our old Knoxville, Tennessee distribution facility to a charitable organization. This, along with having a higher proportion of our earnings in the tax-free zone of Honduras, lowered our effective tax rate from statutory rates.
During the first quarter of fiscal year 2007, we recorded an extraordinary gain associated with the final earn-out payment made to the former M. J. Soffe shareholders. This extraordinary gain, net of taxes, was $0.7 million, or $0.08 per diluted share.
Due to the factors described above, net loss for fiscal year 2008 was $0.5 million, a decrease of $6.8 million from net income of $6.3 million for fiscal year 2007.
Fiscal Year 2007 versus Fiscal Year 2006
Net sales for fiscal year 2007 were $312.4 million, an increase of $42.3 million, or 15.7%, from net sales of $270.1 million in fiscal year 2006. Net sales in the Activewear segment were $178.2 million, an increase of $41.6 million, or 30.4%, due to the acquisition of the FunTees business, which contributed $55.6 million, offset partially by a decline of $14.0 million, or 10.2%, in the core Delta activewear business. In the Delta catalog business, unit volume declined from the prior year by lower volumes in the basic t-shirt products, which were partially offset by average selling prices improving by 1.4%. Higher average selling prices contributed $1.7 million in revenue while reduced unit volumes had a negative impact of $15.7 million. The industry’s pricing for basic t-shirts declined due to competition in the marketplace, which Delta chose not to match, resulting in decreased volume but increased selling prices. The Retail-Ready segment contributed $134.2 million in net sales, compared to $133.4 million in fiscal year 2006. Sales increased slightly by $0.8 million, or 0.6%, due to increased sales in the Soffe business of $7.2 million, or 7.3%, offset by lower sales in the Junkfood business of $6.4 million, or 18.9%.
Gross profit as a percentage of net sales decreased to 23.4% in fiscal year 2007 from 29.6% in the prior year. The margin decline of 620 basis points was primarily the result of the restructuring charges of $5.4 million from the expensing of start-up and excess manufacturing costs associated with the integration of FunTees into our existing facility in Maiden, N.C. The Retail-Ready segment had flat gross margins from the prior year. The addition of FunTees reduced our overall gross margins in fiscal year 2007 as sales from its private label business generally carry lower gross margins than our branded business. Our gross margins may not be comparable to other companies, since some companies include costs related to their distribution network in cost of goods sold and we exclude a portion of them from gross margin and include them in selling, general and administrative expenses.
Selling, general and administrative expenses for fiscal year 2007 were $59.2 million, or 18.9% of sales, compared to $53.5 million, or 19.8% of sales, for fiscal year 2006. The increase of $5.7 million in additional expenses was due primarily from the addition of the FunTees business. Selling, general and administrative expenses as a percentage of sales declined 90 basis points due to the lower costs associated with the FunTees business and lower management incentive expenses. Selling costs as a percentage of net sales were higher in the Retail-Ready segment primarily due to additional staffing, higher commissions, royalty expense on licensed products, and increased advertising expenses associated with selling branded apparel products.
Restructuring costs of $1.5 million recognized in 2007 consist of noncash impairment charges related to the reduction of textile operations in the U.S.
Operating income for fiscal year 2007 was $12.3 million, a decrease of $14.7 million, or 54.5%, from $27.0 million in fiscal year 2006. The decrease was primarily the result of the factors described above. For fiscal year 2007, the Retail-Ready segment contributed $17.1 million in operating income and the Activewear segment had a $4.8 million operating loss, which included $6.9 million in restructuring related expenses described above.
Other income for fiscal year 2006 was $0.7 million, primarily related to insurance proceeds received as a result of losses of inventory during the 2005 hurricane season. Other income for fiscal year 2007 was insignificant.
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
Our effective income tax rate for fiscal year 2007 was 20.6%, compared to 36.0% for fiscal year 2006. Our effective income tax rate for fiscal year 2007 was lower than for fiscal year 2006 primarily as a result of the donation of our old Knoxville, Tennessee distribution facility to a charitable organization. From this donation, we recognized a $0.7 million tax benefit. In addition, due to our lower earnings in fiscal year 2007, a higher proportion of our earnings are in the tax-free zone of Honduras, driving a lower overall effective tax rate.
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
LIQUIDITY AND CAPITAL RESOURCES
Credit Facility and Other Financial Obligations
On September 21, 2007, Delta Apparel, Junkfood and M. J. Soffe Co. entered into a Third Amended and Restated Loan and Security Agreement (the “Amended Loan Agreement”) with Wachovia Bank, National Association, as Agent, and the financial institutions named in the Amended Loan Agreement as Lenders.

Pursuant to the Amended Loan Agreement, the maturity of the loans under the previous credit facility was extended to September 21, 2012, and the line of credit available was increased to $100 million (subject to borrowing base limitations based on the value and type of collateral provided), which represented an increase of $10 million in the amount that was previously available under the credit facility. Under the Amended Loan Agreement, provided that no event of default exists, we have the option to increase the maximum credit available under the facility to $110 million (subject to borrowing base limitations based on the value and type of collateral provided), conditioned upon the Agent’s ability to secure additional commitments and customary closing conditions.
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
Our credit facility includes the financial covenant that if the amount of availability falls below $10 million, our Fixed Charge Coverage Ratio (as defined in the credit agreement) for the preceding 12 month period must not be less than 1.10 to 1.0 and otherwise includes customary conditions to funding, covenants, and events of default. During the quarter ended June 28, 2008 we did not fall below $10 million in availability and were therefore not subject to the Fixed Charge Coverage Ratio financial covenant. As of June 28, 2008, our Fixed Charge Coverage Ratio was 1.66 for the preceding 12 months, and we expect to continue to meet the Fixed Charge Coverage Ratio for fiscal year 2009. At June 28, 2008, we had the ability to borrow an additional $11.1 million under the credit facility. At June 28, 2008, we had $87.1 million outstanding under our credit facility, at an average interest rate of 4.66%. Proceeds of the loans may be used for general operating, working capital, other corporate purposes, and to finance fees and expenses under the facility.
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
In addition to the credit facility with Wachovia Bank, National Association, we have a seller note payable to the former Junkfood shareholders pursuant to the Asset Purchase Agreement dated as of August 22, 2005. The seller note bears interest at 9%, is payable quarterly, and has a three year term. At June 28, 2008, we had $1.3 million outstanding under the seller note, which is payable in August 2008.
In the fourth quarter of fiscal year 2007 we entered into a loan agreement with Banco Ficohsa, a Honduran bank, for our capital expansion in Honduras. The loan is secured by a first-priority lien on the assets of our Honduran operations. The loan bears interest at LIBOR plus 2%, is payable monthly, has a five year term and is denominated in U. S. dollars. At June 28, 2008, we had $14.0 million outstanding on this loan.
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
As part of the consideration for the acquisition of Junkfood, additional amounts are payable to the Junkfood sellers if performance targets are met by Junkfood during the period beginning on August 22, 2005 and ending on July 1, 2006 and during each of the three fiscal years thereafter (ending on June 27, 2009). These amounts are payable in the first quarter of the fiscal year subsequent to attaining the performance target. Related to the earnout period ended July 1, 2006, $3.3 million was earned in accordance to the Earnout Provisions and subsequently paid in the first quarter of fiscal year 2007. Based on the financial performance of Junkfood in fiscal year 2008, $2.6 million was earned in accordance to the Earnout Provisions. This amount was accrued as of June 28, 2008 and paid during the first quarter of fiscal year 2009.
Our primary cash needs are for working capital and capital expenditures. In addition, in the future we may use cash to fund share repurchases under our Stock Repurchase Program or to pay dividends.
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
As described above, on April 2, 2007, we entered into an interest rate swap agreement and an interest rate collar agreement to manage our interest rate exposure and effectively reduce the impact of future interest rate changes. We have assessed these agreements and have concluded that each met the requirements to account for each as a hedge.
Changes in the derivatives’ fair values are deferred and are recorded as a component of accumulated other comprehensive income (“AOCI”), net of income taxes, until the underlying transaction is recorded. When the hedged item affects income, gains or losses are reclassified from AOCI to the Consolidated Statements of Operations as interest income/expense. Any ineffectiveness in the Company’s hedging relationships is recognized immediately in the Consolidated Statement of Operations. The changes in fair value of the interest rate swap and collar agreement resulted in AOCI, net of taxes, of a loss of $0.5 million as of June 28, 2008 and AOCI, net of taxes, of a gain of $0.1 million as of June 30, 2007.
Operating Cash Flows
Net cash used by operating activities for fiscal year 2008 was $12.1 million while operating activities for fiscal 2007 provided $20.5 million in cash. Our cash used by operating activities in fiscal year 2008 was primarily due to our net loss combined with the unfavorable increase in accounts receivable due to increased sales in the fourth quarter in comparison to the previous year as well as having slower collections from our customers. Our cash flow from operating activities in fiscal year 2007 was primarily due to net income plus depreciation, amortization and non-cash compensation and an increase in accounts payable. Changes in working capital are primarily monitored by analysis of the investment in accounts receivable and inventories and by the amount of accounts payable.
Investing Cash Flows
During fiscal year 2008, we used $16.6 million in cash for purchases of property, plant and equipment, primarily related to the investment in Ceiba Textiles and upgrades in information technology systems. We spent a total of $11.8 million on our Ceiba Textiles facility during fiscal year 2008. During fiscal year 2007, we used $10.9 million in cash for purchases of property, plant and equipment, primarily related to Ceiba Textiles, the integration of the FunTees manufacturing into our existing operations and upgrades in information technology systems. We spent a total of $4.9 million on our Ceiba Textiles facility during fiscal year 2007. On October 2, 2006, we completed the acquisition of substantially all of the assets of FunTees, Inc. and paid the sellers $21.8 million in cash. In addition, we paid $3.3 million to the former Junkfood shareholders related to the earn-out period ended July 1, 2006 and paid $2.3 million to the prior shareholders of M. J. Soffe based on the financial performance achieved for the twelve months ended September 30, 2006.
We plan to take a more conservative approach to our capital spending in fiscal year 2009, expecting to spend $3 to $4 million. We may decide to further expand Ceiba Textiles to increase our production output, increasing our capital spending in fiscal year 2009 by an additional $2 to $3 million. We will make this decision later in fiscal year 2009 as we determine production levels required to support our future business.
Financing Activities
Our financing activities in fiscal year 2008 provided $28.5 million in cash as compared to $18.0 million of cash provided in fiscal year 2007. In fiscal year 2008, the cash provided by financing activities primarily came from our credit facility for use in operating and investing activities and to pay $0.8 million of the Junkfood seller note. We also obtained additional funding from Banco Ficohsa for the investment in Ceiba Textiles in Honduras. In fiscal year 2007, the cash provided by financing activities primarily came from our credit facility and those proceeds were primarily used for the acquisition of FunTees and to pay $0.5 million of the Junkfood seller note. Additionally, $3.0 million was secured from Banco Ficohsa for the investment in Ceiba Textiles.
Our credit facility contains limitations on, or prohibitions of, cash dividends. We are allowed to make cash dividends in amounts such that the aggregate amount paid to shareholders since May 16, 2000 does not exceed twenty-five percent (25%) of our cumulative net income calculated from May 16, 2000 to the date of determination. At June 28, 2008 and June 30, 2007, there was $10.1 million and $10.6 million, respectively, of retained earnings free of restrictions for the payment of dividends. We paid dividends to our shareholders totaling $0.4 million and $1.7 million in fiscal years 2008 and 2007, respectively. In fiscal year 2007, we also used $3.4 million for share repurchases. The credit facility also contains limitations on, or prohibitions of, stock repurchases, related party transactions, mergers, acquisitions, sales of assets, indebtedness and investments.
Future Liquidity and Capital Resources
Based on our expectations, we believe that our credit facility should be sufficient to satisfy our foreseeable working capital needs, and that the cash flow generated by our operations and funds available under our credit line should be sufficient to service our debt payment requirements, to satisfy our day-to-day working capital needs and to fund our planned capital expenditures. Any material deterioration in our results of operations, however, may result in us losing our ability to borrow under our revolving credit facility and to issue letters of credit to suppliers or may cause the borrowing availability under our facility to be insufficient for our needs.
The following table summarizes our contractual cash obligations, as of June 28, 2008, by future period.

	Payments Due by Period (in thousands)
		Less than	1 - 3	3 – 5	After 5
	Total	1 year	years	years	years
Contractual Obligations:
Long-term debt (a)	$102,322	$6,780	$94,378	$1,164	$—
Operating leases	42,207	8,446	17,866	11,482	4,413
Letters of credit	874	874	—	—	—
Purchase obligations	19,645	19,645	—	—	—

Total	$165,048	$35,745	$112,244	$12,646	$4,413

(a)	We exclude interest payments from these amounts as the cash outlay for the interest is unknown and could not be reliably estimated as the majority of the debt is under a revolving credit facility. Interest payments will be determined based upon the daily outstanding balance of the revolving credit facility and the prevailing interest rate during that time. The interest on the Junkfood Seller Note is immaterial and therefore was excluded.
Off-Balance Sheet Arrangements
As of June 28, 2008, we do not have any off-balance sheet arrangements that are material to our financial condition, results of operations or cash flows as defined by Item 303(a)(4) of Regulation S-K promulgated by the SEC other than the letters of credit described above. We have entered into derivative interest rate contracts as described and included below in “Quantitative and Qualitative Disclosures about Market Risk” in Item 7A of this report.
Dividends and Purchases of our Own Shares
Our ability to pay cash dividends or purchase our own shares will largely be dependent on our earnings, financial condition, capital requirements, compliance with loan covenants and other relevant factors. Our credit facility permits the payment of cash dividends in amounts such that the aggregate amount paid to shareholders since May 16, 2000 does not exceed twenty-five percent (25%) of our cumulative net income calculated from May 16, 2000 to the date of determination. At June 28, 2008 there was $10.1 million of retained earnings free of restrictions for the payment of dividends.
During the fiscal year ended June 28, 2008, we did not purchase any shares of our common stock pursuant to our Stock Repurchase Program. Since the inception of the program, we’ve purchased 1,024,771 shares of our stock under the program at a total cost of $9.1 million. We currently have authorization from our Board of Directors to spend up to $15.0 million for share repurchases under the Stock Repurchase Program of which $5.9 million remains available for share repurchases. All purchases are made at the discretion of our management.

Dividend Program
On April 18, 2002, our Board of Directors adopted a quarterly dividend program. We paid $0.4 million and $1.7 million in dividends during fiscal years 2008 and 2007, respectively. On October 29, 2007, the Board of Directors elected to suspend payment of our quarterly dividend on common stock. The Board believes the suspension of the dividend is prudent to preserve our financial flexibility in this uncertain retail environment. The additional capital resulting from this decision is intended to allow us to improve our balance sheet and increase our debt availability.
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
Revenue Recognition and Accounts Receivable
We consider revenue realized or realizable and earned when the following criteria are met: persuasive evidence of an agreement exists, title has transferred to the customer, the price is fixed and determinable and the collectibility is reasonably assured. The majority of our sales are shipped FOB shipping point and revenue is therefore recognized when the goods are shipped to the customer. For the sales that are shipped FOB destination point, we do not recognize the revenue until the goods are received by the customer. Sales are recorded net of discounts and provisions for estimated returns and allowances. We estimate returns and allowances on an ongoing basis by considering historical and current trends. We record these costs as a reduction to net sales.
We estimate the net collectibility of our accounts receivable and establish an allowance for doubtful accounts based upon this assessment. Specifically, we analyze the aging of accounts receivable balances, historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in customer payment terms. We are currently experiencing slower collections from our customers as they are managing their cash flows tightly. We anticipate this trend will continue through fiscal year 2009. In addition, we are facing heightened credit risk as the slowdown of consumer spending is negatively impacting retailers and thus increasing the risk of bankruptcies of these retailers in the future. Significant changes in customer concentration or payment terms, deterioration of customer credit-worthiness or weakening in economic trends could have a significant impact on the collectibility of receivables and our operating results.
Inventories
Our inventory is carried at the lower of FIFO cost or market. We regularly review inventory quantities on hand and record a provision for damaged, excess and out of style or otherwise obsolete inventory based primarily on our historical selling prices for these products and our estimated forecast of product demand for the next twelve months. If actual market conditions are less favorable than those projected, or if sell-through of the inventory is more difficult than anticipated, additional inventory write-downs may be required.
Self Insurance
Our medical, prescription and dental care benefits are primarily self-insured. Our self-insurance accruals are based on claims filed and estimates of claims incurred but not reported. We develop estimates of claims incurred but not reported based upon the historical time it takes for a claim to be reported and historical claim amounts. While the time it takes for a claim to be reported has been declining, if claims are greater than we originally estimate, or if costs increase beyond what we have anticipated, our recorded reserves may not be sufficient, and it could have a significant impact on our operating results. We had self insurance reserves of approximately $595,000 and $445,000 for June 28, 2008 and June 30, 2007, respectively.

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
Income Taxes
We use the liability method of accounting for income taxes, which requires recognition of temporary differences between financial statement and income tax basis of assets and liabilities measured by enacted tax rates. We have recorded deferred tax assets for certain state operating loss carryforwards and nondeductible accruals. We established a valuation allowance related to certain of our state operating loss carryforward amounts in accordance with the provisions of FASB Statement No. 109, Accounting for Income Taxes. We continually review the adequacy of the valuation allowance and recognize the benefits of deferred tax assets if reassessment indicates that it is more likely than not that the deferred tax assets will be realized based on earnings forecasts in the respective tax locations. We had operating loss carryforwards of approximately $21.0 million and $7.5 million for state tax purposes and a related valuation allowance against the operating loss carryforwards of approximately $0.9 million and $0.3 million at June 28, 2008 and June 30, 2007, respectively. These carryforwards expire at various intervals through 2028.
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
In June 2006, the FASB issued FASB Interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 provides clarifying guidance on the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS 109, Accounting for Income Taxes, and prescribes recognition and measurement guidance in determining amounts to be recorded in the financial statements. FIN 48 applies to all income-based tax items and is effective for fiscal years beginning after December 15, 2006. We adopted FIN 48 on July 1, 2007 and the adoption had no material impact on our financial position and results of operations. See Note 9 to our Consolidated Financial Statements for additional information on the adoption of FIN 48.
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
In April 2008, the FASB issued FASB Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 will amend the factors that must be considered in developing renewal or extension assumptions used to determine the useful life over which to amortize the cost of a recognized intangible asset under SFAS 142, “Goodwill and Other Intangible Assets”. FSP 142-3 is effective for financial statements for fiscal years beginning after December 15, 2008. We are currently evaluating the effect that the adoption of FSP 142-3 will have on our financial position and results of operations and do not expect the adoption of this statement will have a material impact on our financial statements.
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
Yarn with respect to which we have fixed cotton prices at June 28, 2008 was valued at $13.4 million, and is scheduled for delivery between July 2008 and December 2008. At June 28, 2008, a 10% decline in the market price of the cotton covered by our fixed price yarn would have had a negative impact of approximately $1.0 million on the value of the yarn. This compares to what would have been a negative impact of $1.3 million at the 2007 fiscal year end based on the yarn with fixed cotton prices at June 30, 2007. The impact of a 10% decline in the market price of the cotton covered by our fixed price yarn would have been less at June 28, 2008 than at June 30, 2007 due to our having less commitments at June 28, 2008 than at June 30, 2007, partially offset by the higher price of cotton at June 28, 2008 than at June 30, 2007.
We may use derivatives, including cotton option contracts, to manage our exposure to movements in commodity prices. We do not designate our options as hedge instruments upon inception. Accordingly, we mark to market changes in the fair market value of the options as other income or other expense in the statements of income. We did not own any cotton options contracts on June 28, 2008 or June 30, 2007.
Interest Rate Sensitivity
Our credit agreements provide that the outstanding amounts owed shall bear interest at variable rates. If the amount of outstanding indebtedness at June 28, 2008 under the revolving credit facilities had been outstanding during the entire year and the interest rate on this outstanding indebtedness was increased by 100 basis points, our expense would have increased by approximately $0.9 million, or 14.4%, for the fiscal year. This compares to an increase of $0.7 million, or 13.2%, for the 2007 fiscal year based on the outstanding indebtedness at June 30, 2007. The effect of a 100 basis point increase in interest rates would have a larger impact as of June 28, 2008 than as of June 30, 2007 due to the higher debt levels outstanding on June 28, 2008, resulting primarily from increased working capital requirements and capital expenditures during fiscal 2008. The actual increase in interest expense resulting from a change in interest rates would depend on the magnitude of the increase in rates and the average principal balance outstanding.

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
Changes in the derivatives’ fair values are deferred and recorded as a component of accumulated other comprehensive income (“AOCI”) until the underlying transaction is recorded. When the hedged item affects income, gains or losses are reclassified from AOCI to the Consolidated Statements of Operations as interest income/expense. Any ineffectiveness, if material, in the Company’s hedging relationships is recognized immediately in the Consolidated Statement of Operations. The changes in fair value of the interest rate swap and collar agreement resulted in AOCI, net of taxes, of a loss of $0.5 million as of June 28, 2008 and AOCI, net of taxes, of a gain of $0.1 million as of June 30, 2007.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Our consolidated financial statements for each of the fiscal years in the three-year period ended June 28, 2008, together with the Report of Independent Registered Public Accounting Firm thereon, are included in this report commencing on page F-1 and are listed under Part IV, Item 15 in this report.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 28, 2008 and, based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures were effective at the evaluation date.
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
Under the supervision and with the participation of our management, including our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 28, 2008 based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The scope of our efforts to comply with the Section 404 Rules with respect to fiscal year 2008 included all of our operations. Based on that evaluation, our management has concluded that, as of June 28, 2008, our internal control over financial reporting is effective.
The effectiveness of the Company’s internal control over financial reporting as of June 28, 2008 has been audited by Ernst & Young LLP, the Company’s independent registered public accounting firm, who also audited the Company’s consolidated financial statements. Ernst & Young’s attestation report on the Company’s internal controls over financial reporting is included herein.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting during the fourth quarter of fiscal year 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of Delta Apparel, Inc.
We have audited Delta Apparel, Inc.’s internal control over financial reporting as of June 28, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Delta Apparel, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Delta Apparel, Inc. maintained, in all material respects, effective internal control over financial reporting as of June 28, 2008, based on the COSO criteria.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Delta Apparel, Inc. as of June 28, 2008 and June 30, 2007, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended June 28, 2008 of Delta Apparel, Inc. and our report dated August 25, 2008 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Atlanta, Georgia
August 25, 2008

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
Set forth in the table below is certain information about securities issuable under our equity compensation plans as of June 28, 2008.

Number of securities
		Weighted-average	remaining available for
	Number of securities to	exercise price of	future issuance under equity
	be issued upon exercise	outstanding	compensation plans
	of outstanding options,	options, warrants	(excluding securities
Plan Category	warrants and rights	and rights	reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	—	—

Equity compensation plans not approved by security holders	1,070,050	$11.23	490,012

Total	1,070,050	$11.23	490,012

Under the Stock Option Plan, options may be granted covering up to 2,000,000 shares of common stock. Options are granted by the Compensation Committee of our Board of Directors to our officers and key and middle level executives for the purchase of our stock at prices not less than the fair market value of the shares on the dates of grant.

Under the Incentive Stock Award Plan, the Compensation Committee of our board of directors has the discretion to grant awards for up to an aggregate maximum of 800,000 common shares. The Award Plan authorizes the committee to grant to our officers and key and middle level executives rights to acquire common shares at a cash purchase price of $0.01 per share.
For additional information on our Stock Option Plan and Incentive Stock Award Plan, see Note 12 to the Consolidated Financial Statements.
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
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item is incorporated herein by reference from the portion of the definitive Proxy Statement to be filed with the Securities and Exchange Commission on or prior to 120 days following the end of our fiscal year under the headings “Ratification of Appointment of Independent Registered Public Accounting Firm” and “Election of Directors.”
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1) and (2) Financial Statements and Financial Statement Schedules
•	Report of Independent Registered Public Accounting Firm.

•	Consolidated Balance Sheets as of June 28, 2008 and June 30, 2007

•	Consolidated Statements of Operations for the years ended June 28, 2008, June 30, 2007 and July 1, 2006.

•	Consolidated Statements of Shareholders’ Equity for the years ended June 28, 2008, June 30, 2007 and July 1, 2006.

•	Consolidated Statements of Cash Flows for the years ended June 28, 2008, June 28, 2007 and July 1, 2006.

•	Notes to Consolidated Financial Statements.
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
     4.1. See Exhibits 3.1.1, 3.1.2, 3.2.1, 3.2.2, 3.2.3, 3.2.4, and 3.2.5.
     4.2. Specimen certificate for common stock, par value $0.01 per share, of the Company: Incorporated by reference to Exhibit 4.2 to the Company’s Form 10.
     10.1. See Exhibits 2.1, 2.1.1, 2.2, 2.2.1, 2.3, and 2.4.
     10.2 Third Amended and Restated Loan and Security Agreement dated as of September 21, 2007 among Delta Apparel, Inc., Junkfood Clothing Company, M. J. Soffe Co., Wachovia Bank, National Association, as Agent, and the financial institutions named therein as Lenders: Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on September 25, 2007.
     10.3 Industrial Lease Agreement dated as of October 3, 2003 between M. J. Soffe Co. and Middle Road Properties, LLC: Incorporated by reference to Exhibit 10.21 to the Company’s Form 8-K filed on October 17, 2003.
     10.4 Employment Agreement between Delta Apparel, Inc. and Deborah H. Merrill dated January 29, 2007: Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on February 2, 2007.**
     10.5 Employment Agreement between Delta Apparel, Inc. and Martha M. Watson dated January 29, 2007: Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on February 2, 2007.**
     10.6 Delta Apparel, Inc. 2000 Stock Option Plan, Effective as of February 15, 2000, Amended & Restated March 15, 2000: Incorporated by reference to Exhibit 10.4 to the Company’s Form 10.**
     10.7 Delta Apparel, Inc. Incentive Stock Award Plan, Effective February 15, 2000, Amended & Restated March 15, 2000: Incorporated by reference to Exhibit 10.5 to the Company’s Form 10.**
     10.8 Yarn Supply Agreement dated as of January 5, 2005 between Delta Apparel, Inc. and Parkdale Mills, LLC and Parkdale America, LLC: Incorporated by reference to Exhibit 10.29 to the Company’s Form 10-Q filed on February 9, 2005.

     10.9 Delta Apparel, Inc. 2004 Non-Employee Director Stock Plan: Incorporated by reference to Exhibit 10.30 to the Company’s Form 10-Q filed on May 16, 2005.
     10.10 Employment Agreement between Delta Apparel, Inc. and Kenneth D. Spires dated January 29, 2007: Incorporated by reference to Exhibit 10.19 to the Company’s Form 10K filed on August 31, 2007.**
     10.11 Employment Agreement between Delta Apparel, Inc. and William T. McGhee dated April 27, 2007*.**
     21 Subsidiaries of the Company.
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

DELTA APPAREL, INC. (Registrant)

August 28, 2008 Date	By: /s/ Deborah H. Merrill Deborah H. Merrill
Vice President, Chief Financial
Officer and Treasurer
(principal financial and accounting officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and as of the dates indicated.

/s/ David S. Fraser	8-25-08	/s/ E. Erwin Maddrey, II	8-23-08

David S. Fraser	Date	E. Erwin Maddrey, II	Date
Director		Director

/s/ William F. Garrett	8-22-08	/s/ Deborah H. Merrill	8-28-08

William F. Garrett	Date	Deborah H. Merrill	Date
Director		Vice President, Chief Financial
Officer and Treasurer (principal
financial and accounting officer)

/s/ Elizabeth J. Gatewood	8-22-08	/s/ Buck A. Mickel	8-22-08

Elizabeth J. Gatewood, Ph.D.	Date	Buck A. Mickel	Date
Director		Director

/s/ Robert W. Humphreys	8-28-08	/s/ David Peterson	8-25-08

Robert W. Humphreys	Date	David Peterson	Date
President, Chief Executive Officer		Director
and Director

/s/ Max Lennon	8-22-08

Max Lennon	Date
Director

Delta Apparel, Inc. and Subsidiaries

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of Delta Apparel, Inc.
We have audited the accompanying consolidated balance sheets of Delta Apparel, Inc. and subsidiaries (the “Company”) as of June 28, 2008 and June 30, 2007, and the related consolidated statements of operations, shareholders’ equity and comprehensive (loss) income, and cash flows for each of the three years in the period ended June 28, 2008. Our audits also included the financial statement schedule listed in the index at Item 15(d). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at June 28, 2008 and June 30, 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 28, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
As discussed in Note 2 to the consolidated financial statements, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109, effective July 2, 2007.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of June 28, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 25, 2008 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Atlanta, Georgia
August 25, 2008

Delta Apparel, Inc. and Subsidiaries
Consolidated Balance Sheets
(Amounts in thousands, except share amounts and per share data)

	June 28, 2008	June 30, 2007
Assets

Current assets:
Cash	$586	$792
Accounts receivable, less allowances of $2,813 and $1,943, respectively	61,048	45,326
Other receivables	964	1,118
Income tax receivable	1,007	2,192
Inventories, net	124,746	124,604
Prepaid expenses and other current assets	2,916	2,597
Deferred income taxes	2,542	1,891

Total current assets	193,809	178,520

Property, plant and equipment, net	40,042	29,407
Goodwill	16,814	14,222
Intangibles, net	7,603	8,091
Other assets	3,355	2,550

	$261,623	$232,790

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$35,423	$35,906
Accrued expenses	17,689	19,042
Current portion of long-term debt	6,780	2,927

Total current liabilities	59,892	57,875

Long-term debt, less current maturities	95,542	70,491
Deferred income taxes	578	749
Other liabilities	718	6

Total liabilities	156,730	129,121

Commitments and contingencies

Shareholders’ equity:
Preferred stock—2,000,000 shares authorized, none issued and outstanding.	—	—
Common stock —$.01 par value, 15,000,000 shares authorized, 9,646,972 shares issued, and 8,496,749 and 8,398,395 shares outstanding as of June 28, 2008 and June 30, 2007, respectively.	96	96
Additional paid-in capital	57,431	55,510
Retained earnings	57,307	58,235
Accumulated other comprehensive (loss) income	(441)	140
Treasury stock —1,150,223 and 1,248,577 shares as of June 28, 2008 and June 30, 2007, respectively.	(9,500)	(10,312)

Total shareholders’ equity	104,893	103,669

	$261,623	$232,790

See accompanying notes to consolidated financial statements.

Delta Apparel, Inc. and Subsidiaries
Consolidated Statements of Operations
(Amounts in thousands, except share amounts and per share data)

	Year Ended
	June 28, 2008	June 30, 2007	July 1, 2006
Net sales	$322,034	$312,438	$270,108
Cost of goods sold	257,319	239,365	190,222

Gross profit	64,715	73,073	79,886

Selling, general and administrative expenses	59,898	59,187	53,530
Other (income) expense, net	(132)	89	(657)
Restructuring costs	62	1,498	—

Operating income	4,887	12,299	27,013

Interest expense, net	6,042	5,157	3,819

(Loss) income before (benefit) provision for income taxes and extraordinary gain	(1,155)	7,142	23,194

(Benefit) provision for income taxes	(647)	1,471	8,350

(Loss) income before extraordinary gain	(508)	5,671	14,844

Extraordinary gain	—	672	—

Net (loss) income	$(508)	$6,343	$14,844

Basic (loss) earnings per share
(Loss) income before extraordinary gain	($0.06)	$0.67	$1.73
Extraordinary gain	—	0.08	—

Net (loss) income	($0.06)	$0.75	$1.73

Diluted (loss) earnings per share
(Loss) income before extraordinary gain	($0.06)	$0.65	$1.71
Extraordinary gain	—	0.08	—

Net (loss) income	($0.06)	$0.73	$1.71

Weighted average number of shares outstanding	8,480	8,506	8,590
Dilutive effect of stock options	—	169	75

Weighted average number of shares assuming dilution	8,480	8,675	8,665

Cash dividends declared per common share	$0.05	$0.20	$0.17
See accompanying notes to consolidated financial statements.

Delta Apparel, Inc. and Subsidiaries
Consolidated Statements of Shareholders’ Equity and Comprehensive (Loss) Income
(Amounts in thousands, except share amounts)

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Total

Balance at July 2, 2005	9,646,972	$96	$53,867	$39,106	$—	1,124,920	$(6,605)	$86,464

Net income	—	—	—	14,844	—	—	—	14,844

Treasury stock acquired	—	—	—	—	—	72,477	(1,252)	(1,252)

Stock grant	—	—	—	41	—	(4,844)	29	70

Stock options exercised under Awards Plan	—	—	—	805	—	(94,402)	554	1,359

Stock options exercised under Option Plan	—	—	—	76	—	(14,000)	82	158

Cash dividend ($0.17 per share)	—	—	—	(1,460)	—	—	—	(1,460)

Employee stock based compensation	—	—	805	—	—	—	—	805

Balance at July 1, 2006	9,646,972	96	54,672	53,412	—	1,084,151	(7,192)	100,988

Comprehensive income:
Net income	—	—	—	6,343	—	—	—	6,343
Unrealized gain on derivatives	—	—	—	—	140	—	—	140

Total comprehensive income								6,483

Treasury stock acquired	—	—	—	—	—	196,770	(3,378)	(3,378)

Stock grant	—	—	—	56	—	(4,844)	33	89

Employee stock based compensation	—	—	838	—	—	—	—	838

Stock options exercised under Option Plan	—	—	—	123	—	(27,500)	225	348

Cash dividend ($0.20 per share)	—	—	—	(1,699)	—	—	—	(1,699)

Balance at June 30, 2007	9,646,972	96	55,510	58,235	140	1,248,577	(10,312)	103,669

Comprehensive loss:
Net loss	—	—	—	(508)	—	—	—	(508)
Unrealized loss on derivatives	—	—	—	—	(581)	—	—	(581)

Total comprehensive loss								(1,089)

Stock grant	—	—	49	—	—	(5,438)	45	94

Employee stock based compensation	—	—	1,030	—	—	—	—	1,030

Stock options exercised under Awards Plan	—	—	842	—	—	(92,916)	767	1,609

Cash dividend ($0.05 per share)	—	—	—	(420)	—	—	—	(420)

Balance at June 28, 2008	9,646,972	$96	$57,431	$57,307	$(441)	1,150,223	$(9,500)	$104,893

See accompanying notes to consolidated financial statements.

Delta Apparel, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Amounts in thousands)

	Year Ended
	June 28, 2008	June 30, 2007	July 1, 2006
Operating activities:
Net (loss) income	$(508)	$6,343	$14,844
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation	5,843	4,785	4,329
Amortization	488	488	421
(Benefit from) provision for deferred income taxes	(822)	24	(506)
Provision for (benefit from) allowances on accounts receivable, net	870	(226)	(711)
Non-cash stock compensation	1,208	1,778	2,959
Extraordinary gain on earn-out payment	—	(672)	—
Loss (gain) on disposal and impairment of property	105	1,758	(73)
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(16,438)	10,784	480
Inventories	(142)	(1,541)	(807)
Prepaid expenses and other current assets	(319)	237	(549)
Other non-current assets	(805)	50	360
Accounts payable	(483)	(1,147)	3,581
Accrued expenses	(2,420)	1,288	(1,262)
Income taxes	1,185	(3,178)	506
Other liabilities	131	(321)	(3,389)

Net cash (used in) provided by operating activities	(12,107)	20,450	20,183

Investing activities:
Purchases of plant and equipment	(16,590)	(10,915)	(5,381)
Proceeds from sale of property, plant and equipment	7	6	182
Cash paid for businesses, net of cash acquired	—	(27,430)	(28,237)
Cash invested in joint venture	—	—	(2,248)
Proceeds from sale of joint venture	—	—	50

Net cash used in investing activities	(16,583)	(38,339)	(35,634)

Financing activities:
Repayment of Soffe revolving credit facility, net	—	—	(11,781)
Proceeds from long-term debt	353,703	317,634	156,372
Repayment of long-term debt	(324,799)	(294,864)	(126,242)
Dividends paid	(420)	(1,699)	(1,460)
Treasury stock acquired	—	(3,378)	(1,252)
Proceeds from exercise of stock options	—	346	158

Net cash provided by financing activities	28,484	18,039	15,795

(Decrease) increase in cash	(206)	150	344

Cash at beginning of year	792	642	298

Cash at end of year	$586	$792	$642

Supplemental cash flow information:
Cash paid during the year for interest	$5,219	$5,292	$3,475

Cash (refunded) paid during the year for income taxes	$(1,394)	$4,781	$8,350

Non-cash financing activity—issuance of common stock	$1,703	$89	$1,428

See accompanying notes to consolidated financial statements.

Delta Apparel, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
NOTE 1—THE COMPANY
We are an international apparel design, manufacturing, sourcing and marketing company that features a diverse portfolio of high quality branded and private label activewear apparel. We specialize in selling a variety of casual and athletic products through almost every distribution channel for these types of apparel. Our products are sold to specialty and boutique shops, upscale and traditional department stores, mid-tier retailers, sporting goods stores, screen printers, and private label accounts. In addition, we sell certain products to college bookstores and to the U.S. military. Our products are also available direct to consumers on our websites. We design and manufacture the majority of our products ourselves, which allows us to provide our customers consistent, high quality, high value branded and private label products. Our manufacturing operations are located in the southeastern United States, El Salvador, Honduras, and Mexico. We also use foreign and domestic contractors as additional sources of production. Our distribution facilities are strategically located throughout the United States to better serve our customers.
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
We manage our business in two distinct segments: Activewear and Retail-Ready. Although the two segments are similar in their production processes and regulatory environment, they are distinct in their economic characteristics, products and distribution methods.
(b) Fiscal Year: We operate on a 52-53 week fiscal year ending on the Saturday closest to June 30. The 2008, 2007 and 2006 fiscal years were 52-week years and ended on June 28, 2008, June 30, 2007 and July 1, 2006, respectively.
(c) Use of Estimates: The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts and disclosures of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates are adjusted to reflect actual experience when necessary. Significant estimates and assumptions affect many items in our financial statements, for example: allowance for doubtful trade receivables, sales returns and allowances, inventory obsolescence, income tax assets and related valuation allowance, and self-insurance reserves. Our actual results may differ from our estimates.
(d) Revenue Recognition: We recognize sales when the following criteria are met: persuasive evidence of an agreement exists, title has transferred to the customer, the price to the buyer is fixed and determinable and collectibility is reasonably assured. The majority of our sales are shipped FOB shipping point and revenue is therefore recognized when the goods are shipped to the customer. For the sales that are shipped FOB destination point, we do not recognize the revenue until the goods are received by the customer. Shipping and handling charges billed to our customers are included in net revenue, and the related costs are included in cost of goods sold. We estimate returns and allowances on an ongoing basis by considering historical and current trends. We record these costs as a reduction to net revenue.
(e) Cash: Cash consists of cash and temporary investments with original maturities of three months or less.
(f) Accounts Receivable: Accounts receivable consists primarily of receivables from our customers and we generally do not require collateral. We actively monitor our exposure to credit risk through the use of credit approvals and credit limits. We assign a portion of our trade accounts receivable at our Junkfood division under a factoring agreement. We account for our assignment of receivables under our factoring agreement as a sale in accordance with FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. The assignment of these receivables is without recourse, provided that the customer orders are approved by the factor prior to shipment of the goods, up to a maximum for each individual account. The agreement does not include provisions for advances from the factor against the assigned receivables. The factor funds the accounts receivable upon collection, or, exclusive of disputed claims, upon 90 days after the due date. The amount due from the factor is included in our accounts receivable on our consolidated balance sheets and changes in the amount due from factor are included in our cash flows from operations. At June 28, 2008, our trade accounts receivable less allowances was $61.0 million, consisting of $57.6 million in unfactored accounts receivable, $3.4 million due from factor, and $2.8 million in allowances. At June 30, 2007, our accounts receivable less allowances was $45.3 million, consisting of $43.1 million in unfactored accounts receivable, $4.1 million due from factor, and $1.9 million in allowances.
(g) Inventories: We state inventories at the lower of cost (first-in, first-out method) or market. Inventory cost includes materials, labor and manufacturing overhead. Estimated losses on inventories represent reserves for obsolescence, excess quantities, irregulars and slow moving inventory. We estimate losses on the basis of our assessment of the inventory’s net realizable value based upon current market conditions and historical experience. The majority of our raw materials are readily available, and thus we are not dependent on a single supplier.
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
(i) Impairment of Long-Lived Assets: In accordance with Statement of Financial Accounting Standard No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, our long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. When evaluating assets for potential impairment, we compare the carrying amount of the asset to the undiscounted future net cash flows expected to be generated by the asset. If impairment is indicated, the asset is permanently written down to its estimated fair market value (based upon future discounted cash flows) and an impairment loss is recognized. We recorded $1.5 million in impairment losses for fiscal year 2007. See Note 15 for a further discussion on these impairment losses.
(j) Goodwill and Intangibles: Certain intangibles and goodwill were recorded upon the acquisition of Junkfood Clothing Company in fiscal year 2006, including the trade name and trademarks, customer relationships, non-compete agreements and goodwill. Earnout payments associated with the acquisition that were accrued for the 2006, 2007 and 2008 earnout periods increased goodwill by $5.9 million. Intangible assets are amortized based on their estimated useful lives, ranging from five to twenty years, as detailed in Note 6 — Goodwill and Intangible Assets. Goodwill represents the excess of purchase price over fair value of net identified tangible and intangible assets and liabilities acquired and is not amortized. The total amount of goodwill is expected to be deductible for tax purposes.
(k) Impairment of Goodwill and Intangibles: We evaluate the carrying value of goodwill and intangibles annually as of December 31 and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Such circumstances could include, but are not limited to, a significant adverse change in business climate or unanticipated competition. When evaluating whether goodwill and intangibles are impaired, we compare the fair value of the reporting unit to which the goodwill and intangibles are assigned to its carrying amount. If the carrying amount of the reporting unit exceeds its fair value, then the amount of the impairment loss must be measured. The impairment loss is calculated by comparing the implied fair value of reporting unit goodwill and intangibles to its carrying amount. In calculating the implied fair value of goodwill and intangibles, the fair value of the reporting unit is allocated to all of the other assets and liabilities, including intangible assets, of that unit based on their fair values. The excess of the fair value of a reporting unit over the amount assigned to its other assets and liabilities is the implied fair value of goodwill and intangibles. Junkfood is the only reporting unit with goodwill and intangible assets recorded. We completed our annual test of goodwill and intangibles as of December 31, 2007 and we did not identify any impairment as a result of the review.
(l) Self Insurance Reserves: Our medical, prescription and dental care benefits are primarily self-insured. Our self-insurance accruals are based on claims filed and estimates of claims incurred but not reported. We develop estimates of claims incurred but not reported based upon the historical time it takes for a claim to be reported and historical claim amounts. We had self-insurance reserves of approximately $595,000 and $445,000 for June 28, 2008 and June 30, 2007, respectively.
(m) Internally Developed Software Costs. We account for internally developed software in accordance with SOP 98-1, Accounting for Computer Software Developed for or obtained for Internal Use. After technical feasibility has been established, we capitalize the cost of our software development process, including payroll and payroll benefits, by tracking the software development hours invested in the software projects. We amortize our software development costs in accordance with the estimated economic life of the software, which is generally three to ten years.
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
(o) Cost of Goods Sold: We include in cost of goods sold all manufacturing and sourcing costs incurred prior to the receipt of finished goods at our distribution facilities. The cost of goods sold principally includes product cost, purchasing costs, inbound freight charges, insurance, and inventory write-downs. Our gross margins may not be comparable to other companies, since some entities include costs related to their distribution network in cost of goods sold and we exclude a portion of them from gross margin, including them in selling, general and administrative expenses.
(p) Selling, General and Administrative Expense: We include in selling, general and administrative expenses, costs incurred subsequent to the receipt of finished goods at our distribution facilities, such as the cost of stocking, warehousing, and shipping goods for delivery to our customers. Distribution costs included in selling, general and administrative expenses totaled $14.3 million, $14.1 million and $13.8 million in fiscal years 2008, 2007 and 2006, respectively. In addition, selling, general and administrative expenses include costs related to sales associates, administrative personnel cost, advertising and marketing expenses, royalty payments on licensed products and general and administrative expenses.
(q) Advertising Costs: All costs associated with advertising and promoting our products are expensed during the year in which they are incurred and are included in selling, general and administrative expenses in the consolidated statements of income. We participate in cooperative advertising programs with our customers. Depending on the customer, our defined cooperative programs allow the customer to use from 1% to 5% of its net purchases from us towards advertisements of our products. As our products are being specifically advertised, we are receiving an identifiable benefit resulting from the consideration for cooperative advertising. Therefore, pursuant to Emerging Issues Task Force Issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products), we record our cooperative advertising costs as a selling expense based on the net sales sold under the cooperative program and the related cooperative advertising reserve balances are recorded as accrued liabilities. Advertising costs totaled $4.3 million, $4.5 million and $4.4 million in fiscal years 2008, 2007 and 2006, respectively. Included in these costs were $1.5 million, $1.8 million and $1.4 million in fiscal years 2008, 2007 and 2006, respectively, related to our cooperative advertising programs.
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
(s) (Loss) Earnings per Share: We compute basic earnings per share by dividing net income by the weighted average number of common shares outstanding during the year. The computation of diluted (loss) earnings per share includes the dilutive effect of stock options and non-vested stock awards unless their impact is anti-dilutive.
(t) Yarn and Cotton Procurements: On January 5, 2005, in conjunction with the sale of our yarn spinning facility in Edgefield, South Carolina, we entered into a five-year supply agreement with Parkdale America, LLC to supply our yarn requirements. During this five-year period, we will purchase from Parkdale all yarn required by Delta Apparel and our wholly-owned subsidiaries, for use in our manufacturing operations (excluding yarns that Parkdale did not manufacture as of the date of the agreement in the ordinary course of its business or due to temporary Parkdale capacity restraints). The purchase price of yarn is based upon the cost of cotton plus a fixed conversion cost. Thus, we are subject to the commodity risk of cotton prices and cotton price movements, which could result in unfavorable yarn pricing for us. We fix the cotton prices as a component of the purchase price of yarn with Parkdale, pursuant to the supply agreement, in advance of the shipment of finished yarn from Parkdale. Prices are set according to prevailing prices, as reported by the New York Cotton Exchange, at the time we elect to fix specific cotton prices.
(u) Stock Option and Incentive Award Plans: As of July 3, 2005, we adopted the fair-value recognition provisions of FASB Statement No. 123 (revised 2004), Share-Based Payment (“Statement 123(R)”) and the Securities and Exchange Commission Staff Accounting Bulletin No. 107, Share-Based Payment (“SAB 107”) using the modified-prospective transition method. Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.
(v) Comprehensive (Loss) Income: Other Comprehensive (Loss) Income consists of net (loss) income and unrealized (losses) gains from cash flow hedges and is presented in the Consolidated Statements of Shareholders’ Equity. Accumulated other comprehensive (loss) income contained in the shareholders’ equity section of the Consolidated Balance Sheets in fiscal years 2008 and 2007 consisted of ($0.4) million and $0.1 million, respectively, for an interest rate swap agreement and an interest rate collar agreement.
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
The Company accounts for derivatives and hedging activities in accordance with SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities, as amended. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and hedging activities. It requires the recognition of all derivative instruments as either assets or liabilities in the Consolidated Balance Sheets and measurement of those instruments at fair value. The accounting treatment of changes in fair value is dependent upon whether or not a derivative instrument is designated as a hedge and, if so, the type of hedge. For derivative financial instruments not designated as a hedge, changes in fair value are recognized in income. For derivatives designated as cash flow hedges, to the extent effective, changes in fair value are recognized in accumulated other comprehensive income (loss) until the hedged item is recognized in income. Ineffectiveness is recognized immediately in income. The Company formally documents all relationships between hedging instruments and hedged items, as well as risk management objectives and strategies for undertaking various hedge transactions, at the inception of those transactions.
No raw material option agreements were purchased during fiscal year 2008, 2007 or 2006. On April 2, 2007, we entered into an interest rate swap agreement and interest rate collar agreement to manage our interest rate exposure and effectively reduce the impact of future interest changes. Both agreements mature (or expire) on April 1, 2010. By entering into the interest rate swap agreement, we effectively converted $15.0 million of floating rate debt under our credit facility to a fixed obligation with a LIBOR rate at 5.06%. By entering into the interest rate collar agreement, we effectively provided a cap of 5.5% and a floor of 4.33% on LIBOR rates on $15.0 million of floating rate debt under our credit facility. We have assessed these agreements and elected to account for each as a cash flow hedge.
The changes in fair value of the interest rate swap and collar agreement resulted in AOCI, net of taxes, of $0.5 million loss and $0.1 million income for the years ended June 28, 2008 and June 30, 2007, respectively. There were no outstanding derivative instruments at July 1, 2006.
(y) Reclassifications: We have made certain reclassifications to the presentation of prior year results in order to conform to the current period presentation.
(z) Recent Accounting Pronouncements: In February 2006, the FASB issued FASB Statement No. 155, Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140 (“SFAS 155”). SFAS 155 permits an entity to measure at fair value any financial instrument that contains an embedded derivative that otherwise would be required to be bifurcated and accounted for separately under FASB Statement No. 133. SFAS 155 is effective for fiscal years beginning after September 15, 2006. We adopted SFAS 155 on July 1, 2007 and the adoption had no material impact on our financial position and results of operations.
In June 2006, the FASB issued FASB Interpretation 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No.109 (“FIN 48”). FIN 48 provides clarifying guidance on the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS 109, Accounting for Income Taxes, and prescribes recognition and measurement guidance in determining amounts to be recorded in the financial statements. This Interpretation applies to all income-based tax items and is effective for fiscal years beginning after December 15, 2006. We adopted FIN 48 on July 1, 2007 and the adoption had no material impact on our financial position and results of operations. See Note 9 for additional information on the adoption of FIN 48.

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
In April 2008, the FASB issued FASB Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 will amend the factors that must be considered in developing renewal or extension assumptions used to determine the useful life over which to amortize the cost of a recognized intangible asset under SFAS 142, “Goodwill and Other Intangible Assets”. FSP 142-3 is effective for financial statements for fiscal years beginning after December 15, 2008. We are currently evaluating the effect that the adoption of FSP 142-3 will have on our financial position and results of operations and do not expect the adoption of this statement will have a material impact on our financial statements.
NOTE 3—ACQUISITIONS
FunTees Acquisition
On October 2, 2006, we acquired substantially all of the assets of FunTees, Inc. and its business of designing, manufacturing, marketing, and selling private label knitted custom t-shirts primarily to major branded sportswear companies (the “FunTees Acquisition”). FunTees, which has been included in our Activewear segment since its acquisition, further services its customers through its ability to decorate and package products for retail in its offshore locations. The aggregate consideration paid for substantially all of the assets of FunTees, Inc. was $21.8 million in cash, consisting of $20.0 million paid at closing and an additional $1.8 million paid on April 12, 2007 as an adjustment for the actual working capital purchased.
Junkfood Acquisition
On August 22, 2005, we acquired substantially all of the assets and properties of Liquid Blaino Designs, Inc. d/b/a Junkfood Clothing (“Seller”), a California-based designer, distributor and marketer of licensed and branded apparel. We are operating Junkfood, headquartered in Los Angeles, California, as a separate business within our Retail-Ready segment. At closing, we paid $20 million in cash and issued a promissory note to the Seller for $2.5 million. The promissory note bears interest at 9% and has a three-year term. The purchase price was subject to a post-closing adjustment of $4.4 million based on the actual working capital purchased, which we paid in fiscal year 2006. Also, additional amounts are payable to the Seller in cash during each of fiscal years 2007, 2008, 2009, and 2010 if financial performance targets are met by Junkfood during the period beginning on August 22, 2005 and ending on July 2, 2006 and during each of the three fiscal years thereafter, ending on June 27, 2009. In fiscal year 2007 we paid approximately $3.3 million in accordance with the Earnout Provisions relating to the earnout period ended July 2, 2006. No payment was earned related to the earnout period ended June 30, 2007. As of June 28, 2008, we had $2.6 million accrued in accordance with the Earnout Provisions related to the earnout period ended June 28, 2008. This amount is expected to be paid during the first fiscal quarter of fiscal year 2009.

NOTE 4—INVENTORIES
Inventories consist of the following (in thousands):

	June 28,	June 30,
	2008	2007
Raw materials	$10,881	$11,922
Work in process	23,198	27,723
Finished goods	90,667	84,959

	$124,746	$124,604

Raw materials at June 28, 2008 and June 30, 2007 include finished yarn and direct materials for the Activewear segment and include finished yarn, direct materials and blank t-shirts for the Retail-Ready segment.
NOTE 5—PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consist of the following (in thousands):

	Estimated	June 28,	June 30,
	Useful Life	2008	2007
Land and land improvements	N/A	$993	$1,243
Buildings	10-20 years	7,189	8,144
Machinery and equipment	5-15 years	56,938	40,490
Computers and software	3-10 years	10,926	8,065
Furniture and fixtures	7 years	3,897	3,665
Leasehold improvements	3-10 years	1,712	1,720
Automobiles	5 years	367	361
Construction in progress	N/A	3,078	8,827

		85,100	72,515
Less accumulated depreciation and amortization		(45,058)	(43,108)

		$40,042	$29,407

NOTE 6—GOODWILL AND INTANGIBLE ASSETS
Components of intangible assets are as follows (in thousands):

	June 28,	June 30,	Economic
	2008	2007	Life

Goodwill	$16,814	$14,222	N/A

Intangibles:
Tradename/trademarks	1,530	1,530	20 yrs
Customer relationships	7,220	7,220	20 yrs
Non-compete agreements	250	250	5 yrs

Total intangibles	9,000	9,000

Less accumulated amortization	(1,397)	(909)

	$7,603	$8,091

Earnout payments accrued in fiscal year 2008 associated with the acquisition of substantially all of the assets of Junkfood increased the balance of goodwill by $2.6 million. Amortization expense for intangible assets was $0.5 million for each of years ended June 28, 2008 and June 30, 2007, and was $0.4 million for the year ended July 1, 2006. Amortization expense is estimated to be approximately $0.5 million for each of the fiscal years 2009 through 2010, and approximately $0.4 million in succeeding fiscal years.

NOTE 7—ACCRUED EXPENSES
Accrued expenses consist of the following (in thousands):

	June 28,	June 30,
	2008	2007
Accrued employee compensation and benefits	$6,310	$11,936
Taxes accrued and withheld	516	496
Accrued insurance	734	659
Accrued advertising	657	862
Accrued earnout payment	2,592	—
Accrued royalties	1,682	973
Other	5,198	4,116

	$17,689	$19,042

NOTE 8—LONG-TERM DEBT
Long-term debt consists of the following (in thousands):

	June 28,	June 30,
	2008	2007
Revolving credit facility secured by receivables, inventory, property and equipment, interest at prime rate or LIBOR rate plus an applicable margin (4.66% at June 28, 2008) due August 2012	$87,120	$68,418
Capital expansion loan agreement with Banco Ficohsa, a Honduran bank, interest at LIBOR plus 2%, payable monthly, (6.0% at June 28, 2008) with a five year term (denominated in U. S. dollars)	13,952	3,000

Junkfood Seller note, interest at 9% with interest payable quarterly, principal amount of $1,250 due August 2008.	1,250	2,000

	102,322	73,418
Less current installments	(6,780)	(2,927)

Long-term debt, excluding current installments	$95,542	$70,491

On September 21, 2007, Delta Apparel, Junkfood and M. J. Soffe Co. entered into a Third Amended and Restated Loan and Security Agreement (the “Amended Loan Agreement”) with Wachovia Bank, National Association, as Agent, and the financial institutions named in the Amended Loan Agreement as Lenders.
Pursuant to the Amended Loan Agreement, the maturity of the loans under the previous credit facility was extended to September 21, 2012, and the line of credit available was increased to $100 million (subject to borrowing base limitations based on the value and type of collateral provided), which represents an increase of $10 million in the amount that was previously available under the credit facility. Under the Amended Loan Agreement, provided that no event of default exists, we have the option to increase the maximum credit available under the facility to $110 million (subject to borrowing base limitations based on the value and type of collateral provided), conditioned upon the Agent’s ability to secure additional commitments and customary closing conditions.
The credit facility is secured by a first-priority lien on substantially all of the real and personal property of Delta Apparel, Junkfood, and Soffe. All loans under the credit agreement bear interest at rates based on either an adjusted LIBOR rate plus an applicable margin or a bank’s prime rate plus an applicable margin. The facility requires monthly installment payments of approximately $0.2 million in connection with fixed asset amortizations, and these amounts reduce the amount of availability under the facility. Annual facility fees are 0.25% of the amount by which $100 million exceeds the average daily principal balance of the outstanding loans and letters of credit accommodations during the immediately preceding month.
Our credit facility includes the financial covenant that if the amount of availability falls below $10 million, our Fixed Charge Coverage Ratio (as defined in the credit agreement) for the preceding 12 month period must not be less than 1.10 to 1.0 and otherwise includes customary conditions to funding, covenants, and events of default. During the quarter ended June 28, 2008, we did not fall below $10 million in availability and were therefore not subject to the Fixed Charge Coverage Ratio financial covenant. As of June 28, 2008 our Fixed Charge Coverage Ratio was 1.66 for the preceding 12 months and we expect to continue to meet the Fixed Charge Coverage Ratio for fiscal year 2009. At June 28, 2008, we had the ability to borrow an additional $11.1 million under the credit facility.

Proceeds of the loans may be used for general operating, working capital, other corporate purposes, and to finance fees and expenses under the facility. Our credit facility contains limitations on, or prohibitions of, cash dividends. We are allowed to make cash dividends in amounts such that the aggregate amount paid to shareholders since May 16, 2000 does not exceed twenty-five percent (25%) of our cumulative net income calculated from May 16, 2000 to the date of determination. At June 28, 2008 and June 30, 2007, there was $10.1 million and $10.6 million, respectively, of retained earnings free of restrictions for the payment of dividends.
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
In addition to the credit facility with Wachovia Bank, National Association, we have a seller note payable to the former Junkfood shareholders pursuant to the Asset Purchase Agreement dated as of August 22, 2005. The seller note bears interest at 9%, is payable quarterly, and has a three year term. At June 28, 2008, we had $1.25 million outstanding under the seller note, which is payable in August 2008.
In the fourth quarter of fiscal year 2007 we entered into a loan agreement with Banco Ficohsa, a Honduran bank, for our capital expansion in Honduras. The loan is secured by a first-priority lien on the assets of our Honduran operations. The loan bears interest at LIBOR plus 2%, is payable monthly, has a five year term and is denominated in U. S. dollars. At June 28, 2008, we had $14.0 million outstanding on this loan.
The aggregate maturities of debt at June 28, 2008 are as follows (in thousands):

Fiscal Year
2009	$6,780
2010	5,530
2011	5,530
2012	83,318
2013	1,164

$102,322

NOTE 9—INCOME TAXES
The provision for income taxes consisted of (in thousands):

	Year ended
	June 28,	June 30,	July 1,
	2008	2007	2006
Current:
Federal	$(687)	$(10)	$7,471
State	599	140	1,308
Foreign	119	216	77

Total current	31	346	8,856

Deferred:
Federal	$(539)	869	(433)
State	(139)	256	(73)

Total deferred	(678)	1,125	(506)

(Benefit) provision for income taxes	$(647)	$1,471	$8,350

A reconciliation between actual income tax expense and the income tax expense computed using the federal statutory income tax rate of 34% for years ended June 28, 2008 and June 30, 2007 and 35% for year ended July 1, 2006 is as follows (in thousands):

	Year ended
	June 28,	June 30,	July 1,
	2008	2007	2006
Income tax expense at the statutory rate	$(393)	$2,428	$8,118
State income tax expense net of federal income tax effect	(375)	257	803
Rate difference and nondeductible items in foreign jurisdictions	(33)	(72)	8
Permanent reinvestment of foreign earnings	(580)	(271)	(297)
Section 199 deduction under the American Jobs Creation Act of 2004	—	14	(237)
Valuation allowance adjustments	681	109	—
Nondeductible amortization and other permanent differences	(138)	(643)	42
Amended return and charitable contribution adjustments	177	(348)	—
Other	14	(3)	(87)

Income tax expense	$(647)	$1,471	$8,350

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. The undistributed earnings of our foreign subsidiaries are considered to be indefinitely reinvested. As such, no U.S. federal and state income taxes have been provided thereon, and it is not practical to determine the amount of the related unrecognized deferred income tax liability. Significant components of our deferred tax assets and liabilities are as follows (in thousands):

	June 28,	June 30,
	2008	2007
Deferred tax assets:
State net operating loss carryforward	$1,427	$840
Charitable donation carryforward	834	507
Derivative — interest rate contract	276	—
Currently nondeductible accruals	3,196	2,133

Gross deferred tax assets	5,733	3,480

Less valuation allowance	(936)	(255)

Net deferred tax assets	4,797	3,225

Deferred tax liabilities:
Depreciation	(1,670)	(1,067)
Goodwill and intangibles	(1,161)	(693)
Other	(2)	(323)

Gross deferred tax liabilities	(2,833)	(2,083)

Net deferred tax asset	$1,964	$1,142

As of June 28, 2008, we had $2.2 million of charitable contribution carryforwards for federal income tax purposes, of which $1.6 million expires in fiscal year 2012, and $0.6 million expires in fiscal year 2013. The future charitable contribution deduction is limited to 10% of taxable income for each year. As our federal income tax returns are filed on a consolidated basis, we believe that the deferred tax asset related to these charitable contributions will be realized and therefore no valuation allowance was recorded related to the charitable contribution carryforwards.
As of June 28, 2008 and June 30, 2007, we had operating loss carryforwards of approximately $21.0 million and $7.5 million, respectively, for state purposes. These carryforwards expire at various intervals through 2028. Our deferred tax asset related to state net operating loss carryforwards is reduced by a valuation allowance to result in deferred tax assets we consider more likely than not to be realized. The net change in the total valuation allowance for the year ended June 28, 2008 was an increase of $0.7 million. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.
As discussed in Note 2, we adopted FIN 48 on July 1, 2007. FIN 48 requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not (i.e., a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. The tax years 2004 to 2007, according to statute, remain open to examination by the major taxing jurisdictions to which we are subject. Upon adoption of FIN 48, we did not have any material unrecognized tax benefits, nor did we have any material unrecognized tax benefits as of June 28, 2008. We recognize interest and penalties accrued related to unrecognized tax benefits as components of our income tax provision. We did not have any interest and penalties accrued upon adoption of FIN 48, nor did we have any interest and penalties accrued related to unrecognized tax benefits as of June 28, 2008.

NOTE 10—LEASES
We have several non-cancelable operating leases primarily related to buildings, office equipment, machinery and equipment, and computer systems. Certain land and building leases have renewal options generally for periods ranging from 5 to 10 years.
Future minimum lease payments under non-cancelable operating leases as of June 28, 2008 were as follows (in thousands):

Fiscal Year
2009	$8,446
2010	6,903
2011	5,999
2012	4,964
2013	4,352
Thereafter	11,543

$42,207

Rent expense for all operating leases was approximately $6.2 million, $6.0 million and $5.0 million for fiscal years 2008, 2007, and 2006, respectively.
NOTE 11—EMPLOYEE BENEFIT PLANS
We sponsor and maintain a 401(k) retirement savings plan (the “401(k) Plan”) for our employees who meet certain service and age requirements. The 401(k) Plan permits participants to make pre-tax contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code. The 401(k) Plan provides for us to make a guaranteed match of the employee’s contributions. We contributed approximately $1.0 million, $0.9 million and $0.7 million to the 401(k) Plan during fiscal years 2008, 2007, and 2006, respectively.
We provide postretirement life insurance benefits for certain retired employees. The plan is noncontributory and is unfunded. Benefits and expenses are paid from our general assets as they are incurred. All of the employees in the plan are fully vested and the plan was closed to new employees in 1990. The discount rate used in determining the liability was 5.15% for fiscal years 2008, 2007 and 2006. The following table presents the benefit obligation for these benefits, which is included in accrued expenses in the accompanying balance sheet (in thousands).

	June 28,	June 30,
	2008	2007
Change in benefit obligations:
Balance at beginning of year	$964	$939
Interest cost	80	82
Benefits paid	(99)	(58)
Actuarial adjustment	—	1

Balance at end of year	$945	$964

NOTE 12—STOCK OPTIONS AND INCENTIVE STOCK AWARDS
Effective in June 2000, we established the Delta Apparel Stock Option Plan (the “Option Plan”) and the Delta Apparel Incentive Stock Award Plan (the “Award Plan”). Effective July 3, 2005, we adopted the fair-value recognition provisions of Statement 123(R) and the Securities and Exchange Commission Staff Accounting Bulletin No. 107 (“SAB 107”).
Option Plan
Under the Option Plan, the Compensation Committee of our Board of Directors has the discretion to grant options for up to 2,000,000 shares of common stock to officers and key and middle level executives for the purchase of our stock at prices not less than the fair market value of the shares on the dates of grant, with an exercise term (as determined by the Compensation Committee) not to exceed 10 years. The Compensation Committee determines the vesting period for our stock options. Generally, such stock options become exercisable over four years. Certain option awards provide for accelerated vesting upon meeting specific retirement, death or disability criteria. During fiscal years 2008, 2007, and 2006, we granted options for 286,000, 88,000 and 734,000 shares, respectively, of our common stock. At June 28, 2008, we had 332,000 shares available for grant under the Option Plan.
Compensation expense is allocated between our cost of sales and selling, general and administrative expense line items in our statements of income on a straight-line basis over the vesting periods. In fiscal years 2008, 2007 and 2006, we expensed $1.0 million, $0.8 million and $0.8 million, respectively, in conjunction with our Option Plan. Associated with the compensation cost for the Option Plan are recognized tax benefits of $0.4 million, $0.3 million, and 0.3 million for each of fiscal year 2008, 2007 and 2006, respectively.
The following table summarizes the weighted average grant date fair values and assumptions that were used to estimate the grant date fair values using the Black-Scholes option-pricing model of the options granted during the fiscal years ended 2008, 2007 and 2006:

	2008		2007		2006
Risk-free interest rate		3.11%		4.85%		4.00%
Expected life	6.7	yrs	6	yrs	7	yrs
Expected volatility		34.3%		31.7%		35.8%
Expected dividend yield		1.20%		1.13%		1.30%
Weighted-average per share fair value of options granted		$2.95		$6.16		$5.18
The risk-free interest rate for the periods within the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Due to minimal exercising of stock options historically, in 2008, 2007 and 2006, we have estimated the expected life of options granted to be the midpoint between the average vesting term and the contractual term as permitted under SAB 107. The expected volatility for the periods of the expected life of the option is determined using historical volatilities based on historical stock prices. The expected dividend yield is based on our annual dividend in relation to our historical average stock price.
A summary of our stock option activity for the fiscal year ended June 28, 2008 under the Option Plan is as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic Value
	Shares	Exercise Price	Term	(thousands)

Outstanding at June 30, 2007	810,500	$13.44
Granted	286,000	$8.30
Exercised	—	—
Forfeited	(100,000)	$12.47
Expired	—	—

Outstanding at June 28, 2008	996,500	$12.06	7.5	—

Exercisable at June 28, 2008	555,500	$13.28	6.9	—

The weighted-average grant-date fair value of options granted during the fiscal years 2008, 2007 and 2006 was $2.95, $6.16 and $5.18, respectively, per option. Proceeds received on the exercise of options under the Option Plan were $0.3 million and $0.2 million during fiscal years 2007 and 2006, respectively. The total intrinsic value of options exercised during the years ended June 30, 2007 and July 1, 2006 was $0.1 million and $0.1 million, respectively. Shares are issued from treasury stock upon exercise of the options. No options were exercised during fiscal year 2008. Prior to the adoption of Statement 123(R), we presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the statements of cash flows. Statement 123(R) requires that cash flows from tax benefits attributable to tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) be classified as financing cash flows. We did not have any significant excess tax benefits for fiscal years 2007 and 2006.
A summary of the status of our non-vested stock options as of June 28, 2008, and changes during the fiscal year ended June 28, 2008, is presented below:

		Weighted-
		Average
		Grant-Date
	Shares	Fair Value
Nonvested at June 30, 2007	366,000	$5.37
Granted	286,000	$2.95
Vested	(183,000)	$5.37
Forfeited	(28,000)	$4.38
Expired	—	—

Nonvested at June 28, 2008	441,000	$3.86

As of June 28, 2008, there was $1.6 million of total unrecognized compensation cost related to non-vested stock options under the Option Plan. This cost is expected to be recognized over a period of 4 years.
In December 2005, the FASB issued FSP FAS No. 123R-3 (“FSP123R”), Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards, which provides for a simplified method of calculating the initial pool of excess tax benefits upon adoption of Statement 123(R). The Option Plan meets the requirements of Internal Revenue Code Section 422 to qualify as an Incentive Stock Option (“ISO”) plan. We had no knowledge of any disqualifying dispositions, and accordingly, we did not have any tax deductions and there were no excess tax benefits, associated with our Option Plan. Therefore, we had no initial pool of excess tax benefits upon the adoption of Statement 123(R).
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
Award Plan
Under the Award Plan, the Compensation Committee of our Board of Directors has the discretion to grant awards for up to an aggregate maximum of 800,000 shares of common stock. The Award Plan authorizes the Compensation Committee to grant to our officers and key and middle level executives rights to acquire shares at a cash purchase price of $0.01 per share. The Award Plan contains certain provisions that require it to be accounted for as a liability under Statement 123(R). In fiscal year 2008, awards for 76,950 shares of our common stock were granted. These awards will vest upon the filing of our Annual Report on Form 10-K for fiscal year 2009 based on the achievement of performance criteria for the two-year period ended June 27, 2009. Awards provide for accelerated vesting upon meeting specific retirement, death or disability criteria. At June 28, 2008, we had 158,012 shares available for grant under the Award Plan. Compensation expense recorded under the Award Plan was $0.1 million, $0.9 million and $2.2 million in fiscal years 2008, 2007 and 2006, respectively. Compensation expense is allocated between our cost of sales and selling, general and administrative expense line items of our statements of income as incurred.
A summary of the status of our nonvested awards as of June 28, 2008, and changes during the year ended June 28, 2008, is presented below:

		Weighted
		Average
		Exercise
	Shares	Price
Nonvested at June 30, 2007	92,916	$0.01
Granted	76,950	$0.01
Vested	(92,916)	$0.01
Forfeited	(3,400)	$0.01
Expired	—	—

Nonvested at June 28, 2008	73,550	$0.01

As of June 28, 2008, there was $22,000 of total unrecognized compensation cost related to non-vested awards under the Award Plan. This cost is expected to be recognized over a period of 60 weeks.

NOTE 13—BUSINESS SEGMENTS
We operate our business in two distinct segments: Activewear and Retail-Ready. Although the two segments are similar in their production processes and regulatory environment, they are distinct in their economic characteristics, products and distribution methods.
The Activewear segment comprises our business units primarily focused on garment styles that are characterized by low fashion risk. We market, distribute and manufacture unembellished knit apparel under the brands of “Delta Pro Weight®”, “Delta Magnum Weight™” and “Quail Hollow™.” The products are primarily sold to screen printing companies. In addition, we manufacture products under private labels for retailers, corporate industry programs and sports licensed apparel marketers. The unembellished and embellished private label apparel products, including custom knit t-shirts to major branded sportswear companies, that our FunTees operations manufacture are included in the Activewear segment since the FunTees Acquisition on October 2, 2006.
The Retail-Ready segment comprises our business units primarily focused on more specialized apparel garments to meet consumer preferences and fashion trends. These embellished and unembellished products are sold through specialty and boutique stores, high-end and mid-tier retail stores and sporting goods stores. In addition to these retail channels, we also supply college bookstores and produce products for the U.S. military. Junkfood is included in the Retail-Ready segment as of August 22, 2005. Our products in this segment are marketed under the “Soffe®”, “Intensity Athletics®”, “Junkfood®”, “Junk Mail®” and “Sweet and Sour®” labels.
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

			Corporate
	Activewear	Retail-Ready	and
	Apparel	Apparel	Unallocated	Consolidated
Fiscal Year 2008:
Net sales	$179,394	$142,640	$—	$322,034
Segment operating (loss) income	(14,027)	18,914	—	4,887
Segment assets	146,499	115,124	—	261,623
Purchases of property, plant and equipment	14,148	2,442	—	16,590

Fiscal Year 2007:
Net sales	$178,249	$134,189	$—	$312,438
Segment operating (loss) income	(4,826)	17,082	43	12,299
Segment assets	126,086	106,704	—	232,790
Purchases of property, plant and equipment	8,422	2,493	—	10,915

Fiscal Year 2006:
Net sales	$136,666	$133,442	$—	$270,108
Segment operating income	7,556	19,111	346	27,013
Segment assets	99,786	103,337	—	203,123
Purchases of property, plant and equipment	3,711	1,670	—	5,381

The following reconciles the Segment Operating Income to the consolidated (loss) income before income taxes (in thousands).

	Year Ended
	June 28,	June 30,	July 1,
	2008	2007	2006
Segment operating income	$4,887	$12,299	$27,013
Unallocated interest expense	6,042	5,157	3,819

Consolidated (loss) income before taxes	$(1,155)	$7,142	$23,194

Our long-lived assets in foreign locations consist of property, plant and equipment and we attribute our long-lived assets to a particular country based on the location of our production facilities. Summarized financial information by geographic area is as follows (in thousands):

	June 28, 2008	June 30, 2007

Long Lived Assets:
United States	$19,388	$21,392

Honduras	18,007	5,568
El Salvador	978	1,212
Mexico	1,632	1,235
Dominican Republic	37	—

All Foreign Countries	20,654	8,015

Total Long-lived Assets	$40,042	$29,407

NOTE 14—COMMITMENTS AND CONTINGENCIES
(a)	Litigation
On May 17, 2006, adversary proceedings were filed in U.S. Bankruptcy Court for the Eastern District of North Carolina against both Delta Apparel, Inc. and M. J. Soffe Co. in which the bankruptcy trustee, on behalf of the debtor National Gas Distributors, LLC, alleges that Delta and Soffe each received avoidable “transfers” of property from the debtor. The amount of the claim is approximately $0.7 million plus interest against Delta, and approximately $0.2 million plus interest against Soffe. We contend that the claims of the trustee have no merit, and have filed counterclaims, totaling approximately $0.4 million, in the adversary proceedings. The adversary proceedings has been stayed for the time being while an appeal is pending in the U.S. Court of Appeals for the Fourth Circuit in a related adversary proceeding.
In addition, at times we are a party to various legal claims, actions and complaints. We believe that, as a result of legal defenses, insurance arrangements, and indemnification provisions with parties believed to be financially capable, any such actions should not have a material effect on our operations, financial condition, or liquidity.
(b)	Purchase Contracts
We have entered into agreements, and have fixed prices, to purchase yarn, finished fabric and finished apparel products for use in our manufacturing operations. At June 28, 2008, minimum payments under these contracts were as follows (in thousands):

Yarn	13,477
Finished fabric	1,802
Finished apparel products	4,366

$19,645

(c)	Letters of Credit
As of June 28, 2008, we had outstanding standby letters of credit totaling $0.5 million and outstanding commercial letters of credit totaling $0.4 million.
NOTE 15—RESTRUCTURING PLAN
On July 18, 2007, we announced plans to restructure our U.S. textile operations by closing our manufacturing facility in Fayette, Alabama, as part of our overall restructuring of our textile manufacturing operations. Related to this restructuring plan, in the fourth quarter of fiscal year 2007, we evaluated the ongoing value of our production building and associated machinery, equipment and parts in Fayette. Based on this evaluation, we concluded that the long-lived assets at the Fayette plant with a carrying value of $1.9 million were no longer recoverable and were impaired, and therefore wrote them down to their estimated fair value of $0.4 million. Fair value was based on expected future cash flows to be generated. This resulted in a $1.5 million write-down of the assets which is reflected on the Statement of Operations line item “Restructuring costs.” These assets are included in the Activewear segment. The restructuring plan also included fiscal year 2007 charges to cost of sales of $5.4 million related to expensing excess manufacturing costs associated with the integration of the FunTees business into our existing Maiden, NC facility. During fiscal year 2008 we incurred an additional $4.9 million in charges associated with the restructuring plan. Of these charges, $4.8 million was associated with the start-up of Ceiba Textiles with the remaining $0.1 million due to the closing of our Fayette facility. These charges were recorded in our Activewear segment.
NOTE 16—RELATED PARTY TRANSACTIONS
On October 3, 2003, we entered into a lease agreement by and between M. J. Soffe Co. and Middle Road Properties, LLC to lease the distribution center that was used by M. J. Soffe Co. prior to the acquisition of Soffe. The previous shareholders of M. J. Soffe Co. own Middle Road Properties, LLC. The lease commenced on October 3, 2003 and expires on October 2, 2008, with an option to extend the lease for an additional five years. The annual base rent on the building is $0.6 million per year.
NOTE 17—QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
Presented below is a summary of our unaudited consolidated quarterly financial information for the fiscal years ended June 28, 2008 and June 30, 2007 (in thousands).

	2008 Quarter Ended				2007 Quarter Ended
	September 29 (b)	December 29 (c)	March 29 (d)	June 28	September 30	December 30	March 31	June 30 (a)
Net sales	$72,562	$68,780	$75,364	$105,328	$62,680	$72,949	$85,013	$91,796
Gross profit	12,991	10,883	15,710	25,131	17,336	16,094	20,719	18,924
Operating (loss) income	(1,192)	(2,597)	1,074	7,602	3,489	2,521	5,230	1,059
(Loss) income before extraordinary gain	(1,548)	(2,834)	(385)	4,259	1,575	633	2,778	685
Net (loss) income	(1,548)	(2,834)	(385)	4,259	2,247	633	2,778	685
Basic EPS	$(0.18)	$(0.33)	$(0.05)	$0.50	$0.26	$0.07	$0.33	$0.08
Diluted EPS	$(0.18)	$(0.33)	$(0.05)	$0.50	$0.26	$0.07	$0.32	$0.08

(a)	The quarter ended June 30, 2007 includes excess manufacturing costs and restructuring costs of $5.4 million and $1.5 million in gross profit and operating income, respectively.

(b)	The quarter ended September 29, 2007 includes excess manufacturing costs and restructuring costs of $2.0 million and $0.1 million in gross profit and operating income (loss), respectively.

(c)	The quarter ended December 29, 2007 includes excess manufacturing costs of $2.0 million in gross profit.

(d)	The quarter ended March 29, 2008 includes excess manufacturing costs of $0.8 million in gross profit.
NOTE 18—EXTRAORDINARY GAIN
During the first quarter of fiscal year 2007, we recorded an extraordinary gain associated with the final earnout payment made to the former M. J. Soffe shareholders. In the purchase accounting for Soffe in October 2003, we recorded a liability for the contingent earnout payments. Based on the final outcome of the payments, we had a $1.1 million accrual remaining. The reversal of this accrual created an extraordinary gain, net of taxes, of $0.7 million.

SCHEDULE II — CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
DELTA APPAREL, INC. AND SUBSIDIARIES
(In thousands)
ALLOWANCE FOR DOUBTFUL ACCOUNTS

	Beginning	Purchase			Ending
	Balance	Accounting *	Expense	Write-Offs	Balance
2008	$341	$—	$1,348	$(572)	$1,117
2007	1,051	—	467	(1,177)	341
2006	1,290	—	(123)	(116)	1,051
RETURNS AND ALLOWANCES

	Beginning	Purchase			Ending
	Balance	Accounting *	Expense	Credits Issued	Balance
2008	$1,602	$—	$6,077	$(5,984)	$1,695
2007	1,118	300	9,894	(9,710)	1,602
2006	604	987	6,961	(7,434)	1,118
TOTAL RESERVES FOR ALLOWANCES

	Beginning	Purchase		Write-Offs/	Ending
	Balance	Accounting *	Expense	Credits Issued	Balance
2008	$1,943	$—	$7,425	$(6,556)	$2,812
2007	2,169	300	10,361	(10,887)	1,943
2006	1,894	987	6,838	(7,550)	2,169
MARKET AND OBSOLESCENCE RESERVE

	Beginning	Purchase			Ending
	Balance	Accounting *	Expense **	Deductions **	Balance
2008	$2,039	$—	$176	$—	$2,215
2007	1,614	—	425	—	2,039
2006	2,371	220	(977)	—	1,614
SELF INSURANCE RESERVE

	Beginning	Purchase			Ending
	Balance	Accounting *	Expense **	Deductions **	Balance
2008	$445	$—	$150	$—	$595
2007	478	—	(33)	—	445
2006	720	—	(242)	—	478
DEFERRED TAX ASSET VALUATION ALLOWANCE

	Beginning	Purchase			Ending
	Balance	Accounting *	Expense **	Deductions **	Balance
2008	$255	$—	$681	$—	$936
2007	146	—	109	—	255
2006	146	—	—	—	146

*	Represents the allowance provided for as a result of the acquisition of the assets of FunTees, Inc. on October 2, 2006 and the acquisition of the assets of Junkfood Clothing Company on August 22, 2005.

**	Net change in the market and obsolescence and self insurance reserves are shown in the expense column.