Form 10-Q
period 2008-09-27
DELTA APPAREL INC
filed 2008-10-31
CIK 1101396

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2008
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
Yes ☑ No ☐.
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑.
As of October 29, 2008, there were outstanding 8,502,699 shares of the registrant’s common stock, par value of $0.01 per share, which is the only class of the outstanding common or voting stock of the registrant.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
DELTA APPAREL, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Amounts in thousands, except share amounts and per share data)
(Unaudited)

	September 27,	June 28,
	2008	2008
Assets
Current assets:
Cash	$595	$586
Accounts receivable, net	46,556	62,012
Income taxes receivable	1,689	1,007
Inventories, net	128,514	124,746
Prepaid expenses and other current assets	2,976	2,916
Deferred income taxes	2,402	2,542

Total current assets	182,732	193,809

Property, plant and equipment, net	39,300	40,042
Goodwill	16,814	16,814
Intangibles, net	7,479	7,603
Other assets	3,361	3,355

Total assets	$249,686	$261,623

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$36,725	$35,423
Accrued expenses	15,938	17,689
Current portion of long-term debt	5,451	6,780

Total current liabilities	58,114	59,892

Long-term debt, less current maturities	84,074	95,542
Deferred income taxes	975	578
Other liabilities	641	718

Total liabilities	143,804	156,730

Stockholders’ equity:
Preferred stock—2,000,000 shares authorized; none issued and outstanding	—	—
Common stock—$0.01 par value, 15,000,000 shares authorized, 9,646,972 shares issued, and 8,502,699 and 8,496,749 shares outstanding as of September 27, 2008 and June 28, 2008, respectively	96	96
Additional paid-in capital	57,649	57,431
Retained earnings	57,981	57,307
Accumulated other comprehensive loss	(394)	(441)
Treasury stock—1,144,273 and 1,150,223 shares as of September 27, 2008 and June 28, 2008, respectively	(9,450)	(9,500)

Total stockholders’ equity	105,882	104,893

Total liabilities and stockholders’ equity	$249,686	$261,623

See accompanying notes to condensed consolidated financial statements.

DELTA APPAREL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Amounts in thousands, except share amounts and per share data)
(Unaudited)

	Three Months Ended
	September 27,	September 29,
	2008	2007
Net sales	$91,412	$72,562
Cost of goods sold	72,106	59,571

Gross profit	19,306	12,991

Selling, general and administrative expenses	16,841	14,203
Other (expense) income, net	(25)	82
Restructuring costs	—	62

Operating income (loss)	2,440	(1,192)

Interest expense, net	1,419	1,470

Income (loss) before provision (benefit) for income taxes	1,021	(2,662)

Provision (benefit) for income taxes	347	(1,114)

Net income (loss)	$674	$(1,548)

Basic earnings (loss) per share	$0.08	$(0.18)

Diluted earnings (loss) per share	$0.08	$(0.18)

Weighted average number of shares outstanding	8,499	8,430
Dilutive effect of stock options	9	—

Weighted average number of shares assuming dilution	8,508	8,430

Cash dividends declared per common share	$—	$0.05
See accompanying notes to condensed consolidated financial statements.

DELTA APPAREL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	Three Months Ended
	September 27,	September 29,
	2008	2007
Operating activities:
Net income (loss)	$674	$(1,548)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,862	1,375
Deferred income taxes	537	(2,260)
Loss on disposal of property, plant and equipment	41	—
Non-cash stock compensation	268	507
Changes in operating assets and liabilities:
Accounts receivable	15,456	8,401
Inventories	(3,768)	(5,011)
Prepaid expenses and other current assets	(60)	(717)
Other non-current assets	(6)	(190)
Accounts payable and accrued expenses	2,143	(8,347)
Income taxes	(682)	2,686
Other liabilities	(30)	(32)

Net cash provided by (used in) operating activities	16,435	(5,136)

Investing activities:
Purchases of property, plant and equipment	(1,037)	(4,771)
Cash paid for business	(2,592)	—

Net cash used in investing activities	(3,629)	(4,771)

Financing activities:
Proceeds from long-term debt	97,600	99,608
Repayment of long-term debt	(110,397)	(89,539)
Dividends paid	—	(420)

Net cash (used in) provided by financing activities	(12,797)	9,649

Net increase (decrease) in cash	9	(258)

Cash at beginning of period	586	792

Cash at end of period	$595	$534

Supplemental cash flow information:
Cash paid for interest	$1,479	$1,373

Cash paid (refunded) for income taxes	$521	$(1,704)

Non-cash financing activity—issuance of common stock	$41	$1,704

See accompanying notes to condensed consolidated financial statements.

DELTA APPAREL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Amounts in thousands, unless otherwise noted and excluding share and per share amounts)
Note A—Basis of Presentation
We prepared the accompanying interim condensed consolidated financial statements in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. We believe these condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation. Operating results for the three months ended September 27, 2008 are not necessarily indicative of the results that may be expected for our fiscal year ending June 27, 2009. For more information regarding our results of operations and financial position, refer to the consolidated financial statements and footnotes included in our Form 10-K for the year ended June 28, 2008, filed with the Securities and Exchange Commission.
“Delta Apparel,” the “Company,” and “we,” “us” and “our” are used interchangeably to refer to Delta Apparel, Inc. together with our wholly-owned subsidiaries, M. J. Soffe Co. (“Soffe”), Junkfood Clothing Company (“Junkfood”), and our other subsidiaries, as appropriate to the context.
Note B—Accounting Policies
Our accounting policies are consistent with those described in our Summary of Significant Accounting Policies in our Form 10-K for our fiscal year ended June 28, 2008, filed with the Securities and Exchange Commission.
Note C—New Accounting Standards
In September 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 157, Fair Value Measurements (“SFAS 157”) which is effective for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. We adopted SFAS 157 on June 29, 2008 and the adoption had no material impact on our financial position and results of operations. SFAS 157 is a principles-based standard intended to provide a framework for measuring fair value in generally accepted accounting principles (“GAAP”), clarify the definition of fair value within that framework, and expand disclosures about the use of fair value measurements. SFAS 157 does not address which items are to be measured at fair value or when this measurement should be used in accounting. Our only asset or liability that is measured at fair value on a recurring basis is the liability for our interest rate swap and collar agreements. As of September 27, 2008, the fair value of the liability for the interest rate swap and collar agreements was $0.6 million. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value. The fair value of the interest rate swap and collar agreements was derived from a discounted cash flow analysis based on the terms of the contract and the forward interest rate curve adjusted for our credit risk, which is considered a level two input based on the fair value hierarchy.
In February 2007, the FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”), which permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We adopted SFAS 159 on June 29, 2008 and did not elect to record any other financial instruments or other items at fair value. As such, the adoption of SFAS 159 had no impact on our financial position and results of operations.
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
Note D—Inventories
Inventories consist of the following:

	September 27,	June 28,
	2008	2008
Raw materials	$12,617	$10,881
Work in process	26,460	23,198
Finished goods	89,437	90,667

	$128,514	$124,746

Raw materials at September 27, 2008 and June 28, 2008 include finished yarn and direct materials for the activewear segment and include finished yarn, direct materials and blank t-shirts for the retail-ready segment.
Note E—Goodwill and Intangible Assets
Components of intangible assets are as follows:

	September 27,	Economic
	2008	Life
Goodwill	$16,814	N/A

Intangibles:
Tradename/trademarks	1,530	20 yrs
Customer relationships	7,220	20 yrs
Non-compete agreements	250	5 yrs

Total intangibles	9,000

Total goodwill and intangibles	25,814

Less accumulated amortization	(1,521)

	$24,293

Amortization expense for intangible assets was $0.1 million for the three months ended September 27, 2008. We estimate amortization expense will be approximately $0.4 million for the remainder of fiscal year 2009, approximately $0.5 million for fiscal year 2010, and approximately $0.4 million in succeeding fiscal years.
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
Our credit facility includes the financial covenant that if the amount of availability falls below $10 million, our Fixed Charge Coverage Ratio (as defined in the Amended Loan Agreement) for the preceding 12 month period must not be less than 1.10 to 1.0 and otherwise includes customary conditions to funding, covenants, and events of default. During the quarter ended September 28, 2008, we did not fall below $10 million in availability and were therefore not subject to the Fixed Charge Coverage Ratio financial covenant. At September 27, 2008, we had the ability to borrow an additional $18.7 million under the credit facility. As of September 27, 2008, our Fixed Charge Coverage Ratio was 1.86 for the preceding 12 months and we expect to continue to meet the Fixed Charge Coverage Ratio for fiscal year 2009.
Proceeds of the loans may be used for general operating, working capital, other corporate purposes, and to finance fees and expenses under the facility. Our credit facility contains limitations on, or prohibitions of, cash dividends. We are allowed to make cash dividends in amounts such that the aggregate amount paid to shareholders since May 16, 2000 does not exceed twenty-five percent (25%) of our cumulative net income calculated from May 16, 2000 to the date of determination. At September 27, 2008, there was $10.3 million of retained earnings free of restrictions for the payment of dividends.
At September 27, 2008, we had $76.6 million outstanding under our credit facility with Wachovia Bank, National Association, at an average interest rate of 5.15%.
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
During the quarter ended September 27, 2008, we made the final debt payment of $1.3 million to the former Junkfood shareholders pursuant to the Asset Purchase Agreement dated as of August 22, 2005.
In the fourth quarter of fiscal year 2007, we entered into a loan agreement with Banco Ficohsa, a Honduran bank, for our capital expansion in Honduras. The loan is secured by a first-priority lien on the assets of our Honduran operations. During the first quarter of fiscal year 2009, the loan was amended to a fixed interest rate of 6% until June 2010, at which time the interest rate increases to 6.5% for the remainder of the term. The loan is payable monthly, has a five year term and is denominated in U. S. dollars. At September 27, 2008, we had $12.9 million outstanding on this loan.
Note G—Selling, General and Administrative Expense
We include in selling, general and administrative expenses costs incurred subsequent to the receipt of finished goods at our distribution facilities, such as the cost of stocking, warehousing, picking and packing, and shipping goods for delivery to our customers. In addition, selling, general and administrative expenses include costs related to sales associates, administrative personnel cost, advertising and marketing expenses and general and administrative expenses. For the first quarter of each of fiscal years 2009 and 2008, distribution costs included in selling, general and administrative expenses totaled $3.6 million.
Note H—Stock Options and Incentive Stock Awards
We maintain certain stock-based compensation plans that are described in Note 12 to the Consolidated Financial Statements included in our 2008 Annual Report to Shareholders. Effective July 3, 2005, we adopted the fair-value recognition provisions of FASB Statement No. 123(R), Share-Based Payment, and the Securities and Exchange Commission Staff Accounting Bulletin No. 107 (“SAB 107”).

Delta Apparel Stock Option Plan (“Option Plan”)
For the first quarter of each of the fiscal years 2009 and 2008, we expensed $0.2 million in conjunction with our Option Plan. As of September 27, 2008, there was $1.4 million of total unrecognized compensation cost related to non-vested stock options under the Option Plan. This cost is expected to be recognized over a period of 3.8 years. Stock compensation expense is included in the cost of sales and selling, general and administrative expense line items of our statements of operations on a straight-line basis over the vesting periods of each grant.
Delta Apparel Incentive Stock Award Plan (“Award Plan”)
During the quarter ended September 27, 2008, we did not grant any shares under the Award Plan. Compensation expense recorded under the Award Plan was $8 thousand and $0.2 million, respectively, in the first quarter of each of the fiscal years 2009 and 2008. Stock compensation expense is included in the cost of sales and selling, general and administrative expense line items of our statements of operations over the vesting periods.
The Award Plan contains certain provisions that require it to be accounted for as a liability under Statement 123(R). The outstanding awards will vest upon the filing of our Annual Report on Form 10-K for fiscal year 2009 based on the achievement of performance criteria for the two-year period ended June 27, 2009. Based upon meeting the performance criteria of these awards and the stock price at September 27, 2008, there was $0.1 million of total unrecognized compensation cost related to non-vested awards that would be expected to be recognized over a period of 11 months. As the performance criteria and our stock price at the time of vesting are unknown, the actual amount of unrecognized compensation cost, if any, is not known.
Note I—Purchase Contracts
We have entered into agreements, and have fixed prices, to purchase natural gas, yarn, finished fabric and finished apparel products for use in our manufacturing operations. At September 27, 2008, minimum payments under these non-cancelable contracts were as follows:

Natural gas	$1,025
Yarn	43,579
Finished fabric	2,053
Finished apparel products	4,634

$51,291

Note J—Stockholders’ Equity
Stock Repurchase Program
At a meeting on August 15, 2007, our Board of Directors increased our authorization to repurchase stock in open market transactions under our Stock Repurchase Program by an additional $4.0 million, bringing the total amount authorized for share repurchases to $15.0 million. All purchases are made at the discretion of our management. We did not purchase any shares of our common stock during the three months ended September 27, 2008. Since the inception of the Stock Repurchase Program, we have purchased 1,024,771 shares of our common stock pursuant to the program for an aggregate of $9.1 million. As of September 27, 2008, $5.9 million remains available for future purchases.
Note K—Segment Reporting
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
The Retail-Ready segment consists of our business units primarily focused on more specialized apparel garments to meet consumer preferences and fashion trends. We sell these embellished and unembellished products through specialty and boutique stores, upscale and traditional department stores, mid-tier retailers and sporting goods stores. In addition to these retail channels, we also supply college bookstores and produce products for the U.S. military. Our Soffe products are also available direct to consumers on our website at www.soffe.com. We expect to launch our new Junkfood website at www.junkfoodforever.com during our second fiscal quarter, allowing our customers to buy many of the Junkfood products online. Our products in this segment are marketed under the brands of “Soffe®”, “Intensity Athletics®”, “Junkfood®”, “Junk Mail®” and “Sweet and Sour®”.
Our chief operating decision maker evaluates performance and allocates resources based on profit or loss from operations before interest, income taxes and special charges (“Segment Operating Income (Loss)”). Our Segment Operating Income (Loss) may not be comparable to similarly titled measures used by other companies. The accounting policies of our reportable segments are the same as those described in Note B. Intercompany transfers between operating segments are transacted at cost and have been eliminated within the segment amounts shown in the following table.
Information about our operations as of and for the three months ended September 27, 2008 and September 29, 2007, by operating segment, is as follows:

	Activewear	Retail-Ready
	Apparel	Apparel	Consolidated
Three months ended 9/27/08:
Net sales	$49,988	$41,424	$91,412
Segment operating income (loss)	(2,905)	5,345	2,440
Segment assets	141,802	107,884	249,686

Three months ended 9/29/07:
Net sales	$42,232	$30,330	$72,562
Segment operating (loss) income	(3,929)	2,737	(1,192)
Segment assets	130,485	102,591	233,076
The following reconciles the Segment Operating Income to the consolidated income before income taxes for the three months ended September 27, 2008 and September 29, 2007.

	Three Months Ended
	September 27,	September 29,
	2008	2007
Segment operating income (loss)	$2,440	$(1,192)
Unallocated interest expense	1,419	1,470

Consolidated income (loss) before taxes	$1,021	$(2,662)

Note L—Income Taxes
Our effective income tax rate for the three months ended September 27, 2008 was 34.0%, compared to an effective tax rate of 56.0% for the fiscal year ended June 28, 2008. Due to the small loss in fiscal year 2008, the effective income tax rate is not meaningful. In fiscal year 2008, we donated our Fayette, Alabama facility to a charitable organization and recognized a $0.2 million tax benefit. In addition, profits that are permanently reinvested in the tax-free zone of Honduras further increased our effective tax benefit in fiscal year 2008. Our effective tax rate is subject to significant changes based on the jurisdiction and the percentage of losses and earnings in domestic and foreign locations relative to the total pre-tax income (loss) in a given period.
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
Note M—Factored Receivables
We assign a portion of our trade accounts receivable relating to our Junkfood business under a factor agreement. We account for our factoring agreement as a sale in accordance with FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement 125. The assignment of these receivables is without recourse, provided that the customer orders are approved by the factor prior to shipment of the goods, up to a maximum for each individual account. The agreement does not include provisions for advances from the factor against the assigned receivables. The factor funds the accounts receivable upon collection, or, exclusive of disputed claims, upon 90 days after the due date. The amount due from the factor is included in our accounts receivable on our balance sheet and changes in the amount due from factor is included in our cash flow from operations. At September 27, 2008, our accounts receivable less allowances was $46.6 million, comprised of $46.3 million in unfactored accounts receivable, $2.7 million due from factor, and $2.4 million in allowances. At June 28, 2008, our accounts receivable less allowances was $62.0 million, comprised of $61.4 million in unfactored accounts receivable, $3.4 million due from factor, and $2.8 million in allowances.
Note N—Restructuring Plan
On July 18, 2007, we announced an overall restructuring plan which included the closing of our Fayette, Alabama manufacturing facility, the expensing of excess manufacturing costs associated with the FunTees manufacturing integration, and the expensing of start-up costs stemming from the opening of our Honduran textile facility. The restructuring plan began in the fourth quarter of fiscal year 2007, and was completed in the third quarter of fiscal year 2008. Expenses associated with the restructuring plan impacted our financials as follows:

	FY 07 Qtr 4	FY 08 Qtr 1	FY 08 Qtr 2	FY 08 Qtr 3	Total

Cost of Sales	$5.4 million	$1.9 million	$2.0 million	$0.9 million	$10.2 million
Restructuring Charges	1.5 million	0.1 million	—	—	1.6 million

Total	$6.9 million	$2.0 million	$2.0 million	$0.9 million	$11.8 million

Diluted EPS Impact	$0.51	$0.16	$0.15	$0.08	$0.90

In the first quarter of fiscal year 2008, we incurred $2.0 million associated with the restructuring plan, of which $0.1 million relates to severance given to the employees of the Fayette, Alabama facility which is included on the income statement line item “Restructuring costs.” The remaining $1.9 million relates to the excess manufacturing costs associated with the integration of the FunTees business into our existing Maiden, North Carolina facility and the start-up expenses associated with Ceiba Textiles, which is included in cost of sales. There were no expenses recorded in the first quarter of fiscal year 2009 associated with the restructuring plan, because the restructuring plan concluded in the third quarter of fiscal year 2008.
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
The forward-looking statements in this Quarterly Report are based on our expectations and are necessarily dependent upon assumptions, estimates and data that we believe are reasonable and accurate but may be incorrect, incomplete or imprecise. Forward-looking statements are also subject to a number of business risks and uncertainties, any of which could cause actual results to differ materially from those set forth in or implied by the forward-looking statements. Many of these risks and uncertainties are described under the subheading “Risk Factors” in our Form 10-K for our fiscal year ended June 28, 2008 filed with the Securities and Exchange Commission and are beyond our control. Accordingly, any forward-looking statements do not purport to be predictions of future events or circumstances and may not be realized.
We do not undertake publicly to update or revise the forward-looking statements even if it becomes clear that any projected results will not be realized.

BUSINESS OUTLOOK
Net sales for our first quarter of fiscal year 2009 were $91.4 million, an increase of $18.8 million from the first quarter of the prior year due to increased sales in both our Activewear and Retail-Ready segments. Each of our operating units now has had two consecutive quarters of sales growth over the prior year and we believe they can continue to expand their businesses in the upcoming quarters.
We have implemented strategies designed to continue organic growth, including increasing our focus on basic products for the smaller sporting goods retailers, expanding our licenses in our Junkfood business, growing our export sales, and promoting our brands and products through e-commerce strategies. In addition, we have recently added a new Vice President of Business Development, who will concentrate on further leveraging our marketing, manufacturing, and brand assets to drive additional growth for our company.
We continued to focus on improving our manufacturing efficiencies in the first quarter of fiscal year 2009. We achieved productivity gains at our new state-of-the-art textile facility in Honduras, Ceiba Textiles, during the quarter and believe we are on track to reach our production goal of 700,000 pounds of textile fabric per week by the end of our second quarter of fiscal year 2009. Further productivity gains are also being realized in our offshore sewing and screen printing operations. Because demand continues to grow in our FunTees business and we are seeing the benefits of our efficiencies, we have ordered additional sewing equipment to increase the output in our private label sewing operation in El Salvador. The production build from this expansion should be complete by the end of our third fiscal quarter. We have also recently started several additional initiatives that we believe will result in lower manufacturing cost in the future.
We remain cautious about our short-term business prospects due to heightened risk in the apparel marketplace and the economy in general. Raw material and energy prices remain volatile and could further impact our cost and consumer demand. The overall retail climate is difficult for apparel and reduced liquidity in the financial markets has impacted the flexibility of retail apparel outlets. The difficult retail climate has led to higher than normal bankruptcy rates by apparel retailers. We continue to evaluate these heightened risk factors in setting our expectations and strategies for the remainder of our fiscal year.
EARNINGS GUIDANCE
For the fiscal year ending June 27, 2009, we are reiterating our expectation for net sales to be in the range of $340 to $360 million and earnings to be in the range of $0.70 to $0.90 per diluted share. This compares to our fiscal year 2008 sales of $322 million and a loss of ($0.06) per diluted share, inclusive of ($0.39) of costs associated with the textile restructuring plan.
In determining our expectations for fiscal year 2009, we believe we have taken into consideration the heightened risk factors relating to the general slowdown of the U.S. economy, weaker consumer demand for apparel, and volatile raw material, energy, and transportation prices. However, significant further deterioration in the economy may negatively impact our ability to achieve our expectations.
RESULTS OF OPERATIONS
Net sales for the first quarter of fiscal year 2009 increased 26.0% to $91.4 million compared to $72.6 million for the first quarter of the prior year. Sales in our Retail-Ready segment, which is comprised of Soffe and Junkfood, were $41.4 million, a 36.6% increase from the prior year first quarter. The sales increase was driven primarily by an 88.4% increase in the Junkfood business, the sixth consecutive quarter of double-digit sales growth. Junkfood sales were positively impacted by sales of the new co-branded products to GapKids and babyGap and increased export sales. Sales in the Soffe business increased 20.8% in comparison to the same period of the previous year. While all of our Soffe distribution channels experienced increased sales over first quarter of fiscal year 2008, the military and sporting goods channels provided the majority of the increase. The Activewear segment, which is comprised of the Delta and FunTees businesses, reported sales of $50.0 million for the three months ended September 27, 2008, an 18.4% increase from the prior year first quarter. Sales in the Delta business increased 28.8%, while FunTees sales were less than 1% higher than the same period of fiscal year 2008. Although we did not have significant growth in our private label business in the first quarter, we are receiving additional orders for the upcoming seasons that should drive growth in the upcoming fiscal quarters.
Gross profit as a percentage of net sales increased to 21.1% in the first quarter of fiscal year 2009 from 17.9% in the first quarter of the prior year, a 320 basis point increase. The prior year first quarter included $2.0 million in restructuring related expenses, lowering the gross margin by approximately 270 basis points. Increased prices in the Activewear segment and a higher mix of Retail-Ready sales improved the overall margins in the first quarter of fiscal year 2009.
Selling, general and administrative expenses, including the provision for bad debts, for the first quarter of fiscal year 2009 were $16.8 million, or 18.4% of sales, compared to $14.3 million, or 19.7% of sales for the same period in the prior year. Selling, general and administrative expenses as a percentage of sales decreased 130 basis points due to our ability to leverage our fixed costs on the increased sales levels. This increase was partially offset by a greater mix of branded products, which increased our selling, general and administrative expenses because these branded products have higher selling and marketing costs associated with them.
Operating income for the first quarter of fiscal year 2009 was $2.4 million, an increase of $3.6 million from an operating loss of $1.2 million in the first quarter of the prior year, which included $2.0 million of restructuring related expenses.
Net interest expense for the first quarter of fiscal year 2009 was $1.4 million, consistent with the prior year first quarter. Although our average debt level for the first quarter of fiscal year 2009 was higher than for the same period last year, reduced interest rates on our variable rate debt resulted in lower interest expense for the first quarter of fiscal year 2009.
Our effective income tax rate for the three months ended September 27, 2008 was 34.0%, compared to an effective tax rate of 56.0% for the fiscal year ended June 28, 2008. Due to the small loss in fiscal year 2008, the effective income tax rate is not meaningful. In fiscal year 2008, we donated our Fayette, Alabama facility to a charitable organization and recognized a $0.2 million tax benefit. In addition, profits that are permanently reinvested in the tax-free zone of Honduras further increased our effective tax benefit in fiscal year 2008.
Accounts receivable decreased $15.4 million from June 28, 2008 to $46.6 million on September 27, 2008. The decrease in accounts receivable was primarily the result of the collection of our fourth quarter sales of fiscal year 2008 combined with a reduction in the number of days sales outstanding.
Inventories increased $3.8 million from June 28, 2008 to $128.5 million on September 27, 2008 due to the normal build in inventory associated with the seasonality of our business. We expect inventory levels to further increase during the second quarter as we prepare for the spring selling season.
Capital expenditures in the first quarter of fiscal year 2009 were $1.0 million compared to $4.8 million in the first quarter of the prior year. Expenditures for the first quarter of fiscal year 2009 were primarily for continued improvements in our information technology in our Retail-Ready segment and capital expenditures intended to lower costs in our manufacturing facilities in our Activewear segment. Capital expenditures in the first quarter of fiscal year 2008 primarily related to purchasing the new equipment for our Honduran textile facility.
LIQUIDITY AND CAPITAL RESOURCES
Our primary cash needs are for working capital and capital expenditures. In addition, in the future we may use cash to fund our share repurchases under our Stock Repurchase Program or to pay dividends.
On September 21, 2007, we entered into a Third Amended Loan and Security Agreement (the “Amended Loan Agreement) with Wachovia Bank, National Association, as Agent, and the financial institutions named in the Amended Loan Agreement as Lenders. The amended agreement increased our credit facility by $10 million to $100 million (subject to borrowing base limitations based on the value and type of collateral provided) and extended the maturity of the loans to September 21, 2012. Proceeds of the loans may be used for general operating, working capital, and other corporate purposes, and to finance fees and expenses under the facility. The credit facility is secured by a first-priority lien on substantially all of the real and personal property of Delta Apparel, Junkfood, and Soffe. All loans under the Amended Loan Agreement bear interest at rates based on either an adjusted LIBOR rate plus an applicable margin or the bank’s prime rate plus an applicable margin. The facility requires installment payments of approximately $0.2 million per month in connection with fixed asset amortizations, and these amounts reduce the amount of availability under the facility.
Our credit facility contains limitations on, or prohibitions of, cash dividends. We are allowed to make cash dividends in amounts such that the aggregate amount paid to shareholders since May 16, 2000 does not exceed twenty-five percent (25%) of our cumulative net income calculated from May 16, 2000 to the date of determination. At September 27, 2008 and June 28, 2008, there was $10.3 million and $10.1 million, respectively, of retained earnings free of restrictions for the payment of dividends
Our credit facility includes the financial covenant that if the amount of availability falls below $10 million, our Fixed Charge Coverage Ratio (as defined in the Amended Loan Agreement) for the preceding 12 month period must not be less than 1.10 to 1.0 and otherwise includes customary conditions to funding, covenants, and events of default. During the quarter ended September 27, 2008, we did not fall below $10 million in availability and were therefore not subject to the Fixed Charge Coverage Ratio financial covenant. At September 27, 2008, we had the ability to borrow an additional $18.7 million under the credit facility. As of September 27, 2008, our Fixed Charge Coverage Ratio was 1.86 for the preceding 12 months and we expect to continue to meet the Fixed Charge Coverage Ratio for fiscal year 2009.

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
At September 27, 2008, we had $76.6 million outstanding under our credit facility with Wachovia Bank, National Association, at an average interest rate of 5.15%.
In addition to our credit facility with Wachovia Bank, National Association, we had a seller note payable to the former Junkfood shareholders pursuant to the Asset Purchase Agreement dated as of August 22, 2005. During the quarter ended September 27, 2008, we made the third and final debt payment to the former Junkfood shareholders.
In the fourth quarter of fiscal year 2007, we entered into a loan agreement with Banco Ficohsa, a Honduran bank, for our capital expansion in Honduras. The loan is secured by a first-priority lien on the assets of our Honduran operations. During the first quarter of fiscal year 2009, the loan was amended to a fixed interest rate of 6% until June 2010, at which time the interest rate increases to 6.5% for the remainder of the term. The loan is payable monthly, has a five year term and is denominated in U.S. dollars. At September 27, 2008, we had $12.9 million outstanding on this loan.
As part of the consideration to be paid in connection with the acquisition of Junkfood, additional amounts are payable to the Junkfood sellers during each of fiscal years 2007, 2008, 2009, and 2010 if financial performance targets are met by Junkfood during the period beginning on August 22, 2005 and ending on July 1, 2006 and during each of the three fiscal years thereafter (ending on June 27, 2009). During the quarter ended September 27, 2008, an earnout payment in the amount of $2.6 million was paid to the Junkfood sellers based on the performance of Junkfood for the fiscal year ended June 28, 2008. Based on our current projections, the earnout payment for fiscal year 2009 will be approximately $3.3 million. Any contingent consideration that may be earned related to the earnout period ending June 27, 2009 will be accrued on June 27, 2009, when the contingency has been resolved.
Derivative Instruments
We use derivative instruments to manage our exposure to interest rate changes. We do not enter into derivative financial instruments for purposes of trading or speculation. When we enter into a derivative instrument, we determine whether hedge accounting can be applied. Where hedge accounting can be applied, a hedge relationship is designated as either a fair value hedge or cash flow hedge. The hedge is documented at inception, detailing the particular risk objective and strategy considered for undertaking the hedge. The documentation identifies the specific asset or liability being hedged, the risk being hedged, the type of derivative used and how effectiveness of the hedge will be assessed.
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
Changes in the derivatives’ fair values are deferred and are recorded as a component of accumulated other comprehensive income (“AOCI”), net of income taxes, until the underlying transaction is recorded. When the hedged item affects income, gains or losses are reclassified from AOCI to the Consolidated Statements of Income as interest income/expense. Any ineffectiveness in the Company’s hedging relationships is recognized immediately in the statement of operations. The changes in fair value of the interest rate swap and collar agreement resulted in AOCI, net of taxes, of a loss of $0.4 million as of September 27, 2008.
Operating Cash Flows
Net cash provided by operating activities was $16.4 million for the first three months of fiscal year 2009, compared to cash used in operating activities of $5.1 million in the first three months of fiscal year 2008. Our cash flows from operating activities is primarily due to our net income plus depreciation and amortization and non-cash compensation costs and changes in working capital. We monitor changes in working capital by analyzing our investment in accounts receivable and inventories and by the amount of accounts payable. During the first three months of fiscal year 2009, our net cash provided by operating activities was primarily from our net income plus depreciation and amortization and decreases in accounts receivable, partially offset by our increase in inventories. The cash used in operating activities during the first three months of fiscal year 2008 was primarily from our net loss less depreciation and amortization, increases in inventory levels, and decreases in accounts payable, partially offset by lower accounts receivable.

Investing Cash Flows
Capital expenditures in the first quarter of fiscal year 2009 were $1.0 million compared to $4.8 million in the first quarter of the prior year. Expenditures for the first quarter of fiscal year 2009 were primarily due to continued improvements in our information technology in our Retail-Ready segment and capital expenditures intended to lower costs in our manufacturing facilities in our Activewear segment. In addition, during the first quarter of fiscal year 2009 we paid an earnout payment to the former Junkfood shareholders based on the performance of Junkfood for the fiscal year ended June 28, 2008. Capital expenditures in the first quarter of fiscal year 2008 primarily related to purchasing the new equipment for our Honduran textile facility.
Financing Activities
For the first three months of fiscal year 2009, cash used by financing activities was $12.8 million, primarily related to payments under our revolving credit facility with Wachovia Bank, National Association. During the three months ended September 29, 2007, cash provided by financing activities was $9.6 million, primarily related to proceeds from our revolving credit facility and proceeds from our secured loan in Honduras with Banco Ficohsa.
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
Purchases by Delta Apparel of its Own Shares
At a meeting on August 15, 2007, our Board of Directors increased our authorization to repurchase Company stock in open market transactions under our Stock Repurchase Program by an additional $4.0 million, bringing the total amount authorized for share repurchases to $15.0 million. All purchases are made at the discretion of our management. We did not purchase any shares of our common stock during the three months ended September 27, 2008. Since the inception of the Stock Repurchase Program, we have purchased 1,024,771 shares of our common stock pursuant to the program for an aggregate of $9.1 million. As of September 27, 2008, $5.9 million remained available for future purchases under our Stock Repurchase Program.
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
The detailed Summary of Significant Accounting Policies is included in Note 2 to the Audited Consolidated Financial Statements included in our Annual Report on Form 10-K for fiscal year 2008.
Revenue Recognition and Accounts Receivable
We recognize sales when the following criteria are met: persuasive evidence of an agreement exists, title has transferred to the customer, the price to the buyer is fixed and determinable and collectibility is reasonably assured. The majority of our sales are shipped FOB shipping point and revenue is therefore recognized when the goods are shipped to the customer. For the sales that are shipped FOB destination point, we do not recognize the revenue until the goods are received by the customer. Shipping and handling charges billed to our customers are included in net revenue, and the related costs are included in cost of goods sold. We estimate returns and allowances on an ongoing basis by considering historical and current trends. We record these costs as a reduction to net revenue. We estimate the net collectibility of our accounts receivable and establish an allowance for doubtful accounts based upon this assessment. Specifically, we analyze the aging of accounts receivable balances, historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in customer payment terms. While collections were good during our first quarter of fiscal year 2009, we remain concerned that we will experience a slowdown in collections from our customers as they are managing their cash flows tightly. In addition, we are facing heightened credit risk because the slowdown of consumer spending is negatively impacting retailers and thus increasing the risk of bankruptcies of retailers in the future. Significant changes in customer concentration or payment terms, deterioration of customer credit-worthiness or weakening economic trends could have a significant impact on the collectibility of receivables and our operating results.
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
Self Insurance
Our medical, prescription and dental care benefits are primarily self-insured. Our self-insurance accruals are based on claims filed and estimates of claims incurred but not reported. We develop estimates of claims incurred but not reported based upon the historical time it takes for a claim to be reported and historical claim amounts. At September 27, 2008, we had a reserve of approximately $0.6 million, which was consistent with our reserve of approximately $0.6 million at June 28, 2008. While the time it takes for a claim to be reported has been declining, if claims are greater than we originally estimate, or if costs increase beyond what we have anticipated, our recorded reserves may not be sufficient to cover our self-insurance obligations, and the additional expense could have a significant impact on our operating results.
Share-Based Compensation
We adopted the fair value based method of calculating share-based compensation prescribed in Statement of Financial Accounting Standard No. 123 (revised 2004), Share-Based Payment, effective July 3, 2005. Under the fair value based method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the award vesting period. We determine the fair value of each stock option at the date of grant using the Black-Scholes option pricing model. This model requires that we estimate a risk-free interest rate, the volatility of the price of our common stock, the dividend yield, and the expected life of the options. The use of a different estimate for any one of these components could have a material impact on the amount of calculated compensation expense.
Income Taxes
We use the liability method of accounting for income taxes, which requires recognition of temporary differences between financial statement and income tax basis of assets and liabilities measured by enacted tax rates. We have recorded deferred tax assets for certain state operating loss carryforwards and nondeductible accruals. We established a valuation allowance related to certain of the state operating loss carryforward amounts in accordance with the provisions of FASB Statement No. 109, Accounting for Income Taxes. We continually review the adequacy of the valuation allowance and recognize the benefits of deferred tax assets if reassessment indicates that it is more likely than not that the deferred tax assets will be realized based on earnings forecasts in the respective tax locations. As of September 27, 2008, we had operating loss carryforwards of approximately $21.8 million for state tax purposes related to which we recorded a deferred tax asset of $1.4 million. Our deferred tax asset related to state net operating loss carryforwards is reduced by a valuation allowance to result in deferred tax assets we consider more likely than not to be realized. The valuation allowance against the deferred tax asset associated with the operating loss carryforwards was $0.9 million at September 27, 2008. These carryforwards expire at various intervals through 2029. Our effective tax rate is subject to significant changes based on the jurisdiction and the percentage of losses and earnings in domestic and foreign locations relative to the total pre-tax income (loss) in a given period.
There have been no changes in our critical accounting policies since the filing of our Annual Report on Form 10-K for our fiscal year ended June 28, 2008.
ENVIRONMENTAL AND REGULATORY MATTERS
We are subject to various federal, state and local environmental laws and regulations concerning, among other things, wastewater discharges, storm water flows, air emissions and solid waste disposal. Our plants generate very small quantities of hazardous waste, which are either recycled or disposed of off-site. Most of our plants are required to possess one or more environmental permits.

On September 29, 2008, the North Carolina Department of Environment and National Resources, Division of Water Quality (“DWQ”), issued two Notices of Violation regarding exceedances of effluent limitations in the National Pollution Discharge Elimination System (“NPDES”) permit for our Maiden, North Carolina textile plant. These notices were based on self-monitoring reports submitted by us to the DWQ. The exceedances related to the permit limit of average monthly gallons of water discharged for April and May 2008. The notice states that remedial actions, if not already implemented, should be taken to correct any problems. We have already taken actions to reduce the amount of water used in the facility and are working with DWQ on additional actions. Although the DWQ could pursue penalties for these violations and any additional violations, we do not believe that any penalties resulting from these violations would be material to our financial condition.
We incur capital and other expenditures annually to achieve compliance with environmental standards. Generally, the environmental rules applicable to our business are becoming increasingly stringent; however, we do not expect the amount of these expenditures will have a material adverse effect on our operations, financial condition or liquidity. There can be no assurance, however, that future changes in federal, state, or local regulations, interpretations of existing regulations or the discovery of currently unknown problems or conditions will not require substantial additional expenditures. Similarly, the extent of our liability, if any, for past failures to comply with laws, regulations and permits applicable to our operations cannot be determined though we are not aware of any such past violations.
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
Yarn, with respect to which we had fixed cotton prices at September 27, 2008, was valued at $43.6 million, and was scheduled for delivery between October 2008 and June 2009. At September 27, 2008, a 10% decline in the market price of the cotton covered by our fixed price yarn would have had a negative impact of approximately $3.2 million on the value of the yarn. At June 28, 2008, a 10% decline in the market price of the cotton covered by our fixed price yarn would have had a negative impact of approximately $1.0 million on the value of the yarn. The impact of a 10% decline in the market price of the cotton covered by our fixed price yarn would have been more at September 27, 2008 than at June 28, 2008 due to our increased commitments at September 27, 2008 than at June 28, 2008.
We may use derivatives, including cotton option contracts, to manage our exposure to movements in commodity prices. We do not designate our options as hedge instruments upon inception. Accordingly, we mark to market changes in the fair market value of the options as other income or expense in the statements of income. We did not own any cotton option contracts on September 27, 2008.
INTEREST RATE SENSITIVITY
Our credit agreement provides that outstanding amounts bear interest at variable rates. If the amount of outstanding indebtedness at September 27, 2008, under the revolving credit facility, had been outstanding during the entire three months ended September 27, 2008 and the interest rate on this outstanding indebtedness were increased by 100 basis points, our interest expense would have increased by approximately $0.2 million, or 13.5% of actual interest expense, during the quarter. This compares to what would have been an increase of $0.9 million, or 14.4% of actual interest expense, for the fiscal year 2008, or an average of $0.2 million per quarter, based on the outstanding indebtedness at June 28, 2008. The actual change in interest expense resulting from a change in interest rates would depend on the magnitude of the increase in rates and the average principal balance outstanding.
Derivatives
On April 2, 2007, we entered into an interest rate swap agreement and an interest rate collar agreement to manage our interest rate exposure and reduce the impact of future interest rate changes. Both agreements mature (or expire) on April 1, 2010. By entering into the interest rate swap agreement, we effectively converted $15.0 million of floating rate debt under our credit facility to a fixed obligation with a LIBOR rate of 5.06%. By entering into the interest rate collar agreement, we effectively provided a cap of 5.5% and a floor of 4.33% on LIBOR rates on $15.0 million of floating rate debt under our credit facility. We have assessed these agreements and concluded that each met the requirements to account for each as a hedge.
Changes in the derivatives’ fair values are deferred and recorded as a component of accumulated other comprehensive income (“AOCI”) until the underlying transaction is recorded. When the hedged item affects income, gains or losses are reclassified from AOCI to the Consolidated Statements of Income as interest income/expense. Any ineffectiveness in our hedging relationships is recognized immediately in the statement of income. The changes in fair value of the interest rate swap and collar agreement resulted in an accumulated other comprehensive loss, net of taxes, of $0.4 million as of September 27, 2008.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 27, 2008 and, based on the evaluation of these controls and procedures, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the evaluation date.
Changes in Internal Control Over Financial Reporting
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated whether any change in our internal control over financial reporting occurred during the first quarter of fiscal year 2009. Based on that evaluation, we have concluded that there has been no change in our internal control over financial reporting during the first quarter of fiscal year 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

DELTA APPAREL, INC. (Registrant)
October 31, 2008	By:	/s/ Deborah H. Merrill
Date		Deborah H. Merrill
Vice President, Chief Financial Officer and Treasurer