Form 10-Q
period 2008-12-27
DELTA APPAREL INC
filed 2009-02-03
CIK 1101396

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 27, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 1-15583
DELTA APPAREL, INC.

(Exact name of registrant as specified in its charter)

GEORGIA	58-2508794

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

322 South Main Street Greenville, SC	29601

(Address of principal executive offices)	(Zip Code)
(864) 232-5200

(Registrant’s telephone number, including area code)
2750 Premiere Parkway, Suite 100
Duluth, GA 30097

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
Yes  ☑ No  ☐.
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act).
Yes  ☐ No  ☑.
As of January 29, 2009, there were outstanding 8,502,699 shares of the registrant’s common stock, par value of $0.01 per share, which is the only class of outstanding common or voting stock of the registrant.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
DELTA APPAREL, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Amounts in thousands, except share amounts and per share data)
(Unaudited)

	December 27,	June 28,
	2008	2008
Assets
Current assets:
Cash	$354	$586
Accounts receivable, net	34,168	62,012
Income taxes receivable	2,396	1,007
Inventories, net	140,706	124,746
Prepaid expenses and other current assets	3,308	2,916
Deferred income taxes	3,242	2,542

Total current assets	184,174	193,809

Property, plant and equipment, net	38,485	40,042
Goodwill	16,814	16,814
Intangibles, net	7,357	7,603
Other assets	3,273	3,355

Total assets	$250,103	$261,623

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$36,500	$35,423
Accrued expenses	14,243	17,689
Current portion of long-term debt	5,718	6,780

Total current liabilities	56,461	59,892

Long-term debt, less current maturities	85,291	95,542
Deferred income taxes	713	578
Other liabilities	1,291	718

Total liabilities	143,756	156,730

Stockholders’ equity:
Preferred stock—2,000,000 shares authorized; none issued and outstanding	—	—
Common stock—$0.01 par value, 15,000,000 shares authorized, 9,646,972 shares issued, and 8,502,699 and 8,496,749 shares outstanding as of December 27, 2008 and June 28, 2008, respectively	96	96
Additional paid-in capital	57,919	57,431
Retained earnings	58,576	57,307
Accumulated other comprehensive loss	(794)	(441)
Treasury stock—1,144,273 and 1,150,223 shares as of December 27, 2008 and June 28, 2008, respectively	(9,450)	(9,500)

Total stockholders’ equity	106,347	104,893

Total liabilities and stockholders’ equity	$250,103	$261,623

See accompanying notes to condensed consolidated financial statements.

DELTA APPAREL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Amounts in thousands, except share amounts and per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	December 27,	December 29,	December 27,	December 29,
	2008	2007	2008	2007
Net sales	$73,361	$68,780	$164,773	$141,342
Cost of goods sold	57,306	57,897	129,412	117,468

Gross profit	16,055	10,883	35,361	23,874

Selling, general and administrative expenses	14,559	13,447	31,400	27,650
Other income (expense), net	10	(33)	(15)	49
Restructuring costs	—	—	—	62

Operating income (loss)	1,506	(2,597)	3,946	(3,789)

Interest expense, net	1,222	1,585	2,641	3,055

Income (loss) before (benefit) provision for income taxes	284	(4,182)	1,305	(6,844)

(Benefit) provision for income taxes	(311)	(1,348)	36	(2,462)

Net income (loss)	$595	$(2,834)	$1,269	$(4,382)

Basic earnings (loss) per share	$0.07	$(0.33)	$0.15	$(0.52)

Diluted earnings (loss) per share	$0.07	$(0.33)	$0.15	$(0.52)

Weighted average number of shares outstanding	8,503	8,497	8,500	8,463
Dilutive effect of stock options	11	—	11	—

Weighted average number of shares assuming dilution	8,514	8,497	8,511	8,463

Cash dividends declared per common share	—	—	—	$0.05
See accompanying notes to condensed consolidated financial statements.

DELTA APPAREL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	Six Months Ended
	December 27,	December 29,
	2008	2007
Operating activities:
Net income (loss)	$1,269	$(4,382)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	3,718	2,875
Deferred income taxes	(565)	(924)
Loss on disposal of property, plant and equipment	51	16
Non-cash stock compensation	538	637
Changes in operating assets and liabilities:
Accounts receivable	27,844	12,300
Inventories	(15,960)	(7,629)
Prepaid expenses and other current assets	(392)	(1,635)
Other non-current assets	82	(150)
Accounts payable and accrued expenses	223	(5,819)
Income taxes	(1,389)	(199)
Other liabilities	220	106

Net cash provided by (used in) operating activities	15,639	(4,804)

Investing activities:
Purchases of property, plant and equipment	(1,966)	(9,834)
Cash paid for business	(2,592)	—

Net cash used in investing activities	(4,558)	(9,834)

Financing activities:
Proceeds from long-term debt	183,897	182,417
Repayment of long-term debt	(195,210)	(167,505)
Dividends paid	—	(420)

Net cash (used in) provided by financing activities	(11,313)	14,492

Net decrease in cash	(232)	(146)

Cash at beginning of period	586	792

Cash at end of period	$354	$646

Supplemental cash flow information:
Cash paid for interest	$2,783	$2,829

Cash paid (refunded) for income taxes	$1,766	$(1,669)

Non-cash financing activity—issuance of common stock	$41	$1,704

See accompanying notes to condensed consolidated financial statements.

DELTA APPAREL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Amounts in thousands, unless otherwise noted and excluding share and per share amounts)
Note A—Basis of Presentation
We prepared the accompanying interim condensed consolidated financial statements in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. We believe these condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation. Operating results for the three and six months ended December 27, 2008 are not necessarily indicative of the results that may be expected for our fiscal year ending June 27, 2009. For more information regarding our results of operations and financial position, refer to the consolidated financial statements and footnotes included in our Form 10-K for the year ended June 28, 2008, filed with the Securities and Exchange Commission.
“Delta Apparel,” the “Company,” and “we,” “us” and “our” are used interchangeably to refer to Delta Apparel, Inc. together with our wholly-owned subsidiaries, M.J. Soffe, LLC (“Soffe”), Junkfood Clothing Company (“Junkfood”), and our other subsidiaries, as appropriate to the context.
Note B—Accounting Policies
Our accounting policies are consistent with those described in our Summary of Significant Accounting Policies in our Form 10-K for our fiscal year ended June 28, 2008, filed with the Securities and Exchange Commission.
Note C—New Accounting Standards
In September 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 157, Fair Value Measurements (“SFAS 157”), which is effective for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. We adopted SFAS 157 on June 29, 2008 and the adoption had no material impact on our financial position and results of operations. SFAS 157 is a principles-based standard intended to provide a framework for measuring fair value in generally accepted accounting principles (“GAAP”), clarify the definition of fair value within that framework, and expand disclosures about the use of fair value measurements. SFAS 157 does not address which items are to be measured at fair value or when this measurement should be used in accounting. Our only asset or liability that is measured at fair value on a recurring basis is the liability for our interest rate swap and collar agreements. As of December 27, 2008, the fair value of the liability for the interest rate swap and collar agreements was $1.3 million. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value. The fair value of the interest rate swap and collar agreements was derived from a discounted cash flow analysis based on the terms of the contract and the forward interest rate curve adjusted for our credit risk, which is considered a level two input based on the fair value hierarchy.
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
In December 2007, the FASB issued FASB Statement No. 160, Non-controlling Interests in Consolidated Financial Statements (“SFAS 160”), which requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements. SFAS 160 is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the effect that the adoption of SFAS 160 will have on our financial position and results of operations and do not expect the adoption of this statement will have a material impact on our financial statements.
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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”), an amendment to SFAS 133, which is effective for fiscal years and interim periods beginning after November 15, 2008. SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities, requiring entities to disclose (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedge items are accounted for under SFAS 133 and its related interpretations and (c) how derivative instruments and related hedged items effect an entity’s financial position, financial performance and cash flows. We are currently evaluating the effect that the adoption of SFAS 161 will have on our disclosures.
In April 2008, the FASB issued FASB Staff Position No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 amends the factors that must be considered in developing renewal or extension assumptions used to determine the useful life over which to amortize the cost of a recognized intangible asset under SFAS 142, “Goodwill and Other Intangible Assets”. FSP 142-3 is effective for financial statements for fiscal years beginning after December 15, 2008. We are currently evaluating the effect that the adoption of FSP 142-3 will have on our financial position and results of operations and do not expect the adoption of this statement will have a material impact on our financial statements.
Note D—Inventories
Inventories consist of the following:

	December 27,	June 28,
	2008	2008
Raw materials	$10,161	$10,881
Work in process	27,731	23,198
Finished goods	102,814	90,667

	$140,706	$124,746

Raw materials include finished yarn and direct materials for the activewear segment and include finished yarn, direct materials and blank t-shirts for the retail-ready segment.
Note E—Goodwill and Intangible Assets
Components of intangible assets are as follows:

	December 27,	Economic
	2008	Life
Goodwill	$16,814	N/A

Intangibles:
Tradename/trademarks	1,530	20 yrs
Customer relationships	7,220	20 yrs
Non-compete agreements	250	5 yrs

Total intangibles	9,000

Total goodwill and intangibles	25,814
Less accumulated amortization	(1,643)

	$24,171

Amortization expense for intangible assets was $0.1 million for the three months ended December 27, 2008. We estimate amortization expense will be approximately $0.3 million for the remainder of fiscal year 2009, approximately $0.5 million for fiscal year 2010, and approximately $0.4 million in succeeding fiscal years.
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
Our credit facility includes the financial covenant that if the amount of availability falls below $10 million, our Fixed Charge Coverage Ratio (as defined in the Amended Loan Agreement) for the preceding 12 month period must not be less than 1.10 to 1.0 and otherwise includes customary conditions to funding, covenants, and events of default. During the quarter ended December 27, 2008 our Fixed Charge Coverage Ratio exceeded the 1.10 to 1.0 requirement allowing access to, if needed, the total amount of availability provided for under the Amended Loan Agreement. As of December 27, 2008, our Fixed Charge Coverage Ratio was 2.31 for the preceding 12 months and we expect to continue to meet the Fixed Charge Coverage Ratio for fiscal year 2009. At December 27, 2008, we had the ability to borrow an additional $12.6 million under the credit facility.
Proceeds of the loans may be used for general operating, working capital, other corporate purposes, and to finance fees and expenses under the facility. Our credit facility contains limitations on, or prohibitions of, cash dividends. We are allowed to make cash dividends in amounts such that the aggregate amount paid to shareholders since May 16, 2000 does not exceed twenty-five percent (25%) of our cumulative net income calculated from May 16, 2000 to the date of determination. At December 27, 2008, there was $10.4 million of retained earnings free of restrictions for the payment of dividends.
At December 27, 2008, we had $78.7 million outstanding under our credit facility with Wachovia Bank, National Association, at an average interest rate of 3.46%.
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
In the fourth quarter of fiscal year 2007, we entered into a loan agreement with Banco Ficohsa, a Honduran bank, for our capital expansion in Honduras. The loan is secured by a first-priority lien on the assets of our Honduran operations. During the first quarter of fiscal year 2009, the loan was amended to a fixed interest rate of 6% through June 2010, at which time the interest rate increases to 6.5% for the remainder of the term. The loan is payable monthly, has a five-year term and is denominated in U. S. dollars. At December 27, 2008, we had $12.3 million outstanding on this loan.
Note G—Selling, General and Administrative Expense
We include in selling, general and administrative expenses costs incurred subsequent to the receipt of finished goods at our distribution facilities, such as the cost of stocking, warehousing, picking and packing, and shipping goods for delivery to our customers. In addition, selling, general and administrative expenses include costs related to sales associates, administrative personnel cost, advertising and marketing expenses and general and administrative expenses. For the second quarter of each of fiscal years 2009 and 2008, distribution costs included in selling, general and administrative expenses totaled $3.3 million. Distribution costs included in selling, general and administrative expenses were $6.9 million in each of the first six months of fiscal years 2009 and 2008.
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
Delta Apparel Stock Option Plan (“Option Plan”)
For the second quarter of fiscal years 2009 and 2008, we expensed $0.3 million and $0.2 million, respectively, in connection with our

Option Plan. During the first six months of fiscal years 2009 and 2008, we expensed $0.5 million and $0.4 million, respectively, in connection with our Option Plan. As of December 27, 2008, there was $1.1 million of total unrecognized compensation cost related to non-vested stock options under the Option Plan. This cost is expected to be recognized over a period of 3.5 years. Stock compensation expense is included in the cost of sales and selling, general and administrative expense line items of our statements of operations on a straight-line basis over the vesting periods of each grant.
Delta Apparel Incentive Stock Award Plan (“Award Plan”)
During the quarter ended December 27, 2008, we did not grant any shares under the Award Plan, and compensation expense recorded under the Award Plan was $17 thousand. There was no compensation expense recorded under the Award Plan during the second quarter of fiscal year 2008. For the first six months of fiscal years 2009 and 2008, respectively, $25 thousand and $0.2 million in compensation expense was recorded under the Award Plan. Stock compensation expense is included in the cost of sales and selling, general and administrative expense line items of our statements of operations over the vesting periods.
The Award Plan contains certain provisions that require it to be accounted for as a liability under Statement No. 123(R). The outstanding awards will vest upon the filing of our Annual Report on Form 10-K for fiscal year 2009 and based on the achievement of performance criteria for the two-year period ended June 27, 2009. Based upon the expected results of the performance criteria of these awards and the stock price at December 27, 2008, there was $0.1 million of total unrecognized compensation cost related to non-vested awards that would be expected to be recognized over a period of 8 months. Because the performance criteria and our stock price at the time of vesting are unknown, the actual amount of unrecognized compensation cost, if any, is not known.
Note I—Purchase Contracts
We have entered into agreements, and have fixed prices, to purchase natural gas, yarn, finished fabric and finished apparel products for use in our manufacturing operations. At December 27, 2008, minimum payments under these non-cancelable contracts were as follows:

Natural gas	$1,014
Yarn	33,017
Finished fabric	4,156
Finished apparel products	2,493

$40,680

Note J—Stockholders’ Equity
Stock Repurchase Program
Our Board of Directors has authorized the Company’s management to use up to $15 million to repurchase stock in open market transactions under our Stock Repurchase Program. We did not purchase any shares of our common stock during the six months ended December 27, 2008. Since the inception of the Stock Repurchase Program, we have purchased 1,024,771 shares of our common stock pursuant to the program for an aggregate of $9.1 million. As of December 27, 2008, $5.9 million remained available for future purchases under our Stock Repurchase Program.
Note K—Segment Reporting
We operate our business in two distinct segments: activewear and retail-ready. Although the two segments are similar in their production processes and regulatory environment, they are distinct in their economic characteristics, products and distribution methods.
The activewear segment consists of our Delta catalog and FunTees private label business units primarily focused on garment styles that are characterized by low fashion risk. We manufacture, market, and distribute unembellished knit apparel under the brands of “Delta Pro Weight®”, “Delta Magnum Weight™” and “Quail Hollow™.” The products are primarily sold to screen printing companies. In addition, we manufacture products under private labels for retailers, branded sportswear companies, corporate industry programs and sports licensed apparel marketers.
The retail-ready segment consists of our business units primarily focused on more specialized apparel garments to meet consumer preferences and fashion trends. We sell these embellished and unembellished products through specialty and boutique stores, upscale and traditional department stores, mid-tier retailers and sporting goods stores. In addition to these retail channels, we also supply college bookstores and produce products for the U.S. military. Our Soffe and Junkfood products are also available direct to consumers at their respective websites at www.soffe.com and www.junkfoodclothing.com. Our products in this segment are marketed under the brands of “Soffe®”, “Intensity Athletics®”, “Junk Food®”, “Junk Mail®” and “Sweet and Sour®”.

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
Information about our operations as of and for the three months ended December 27, 2008 and December 29, 2007, by operating segment, is as follows:

	Activewear	Retail-Ready
	Apparel	Apparel	Consolidated
Three months ended 12/27/08:
Net sales	$40,970	$32,391	$73,361
Segment operating (loss) income	(1,471)	2,977	1,506
Segment assets	145,395	104,708	250,103

Three months ended 12/29/07:
Net sales	$41,093	$27,687	$68,780
Segment operating (loss) income	(4,637)	2,040	(2,597)
Segment assets	135,413	102,932	238,345
Information about our operations as of and for the six months ended December 27, 2008 and December 29, 2007, by operating segment, is as follows:

	Activewear	Retail-Ready
	Apparel	Apparel	Consolidated
Six months ended 12/27/08:
Net sales	$90,958	$73,815	$164,773
Segment operating (loss) income	(4,376)	8,322	3,946

Six months ended 12/29/07:
Net sales	$83,325	$58,017	$141,342
Segment operating (loss) income	(8,566)	4,777	(3,789)
The following reconciles the Segment Operating Income to the consolidated income before income taxes for the three months and six months ended December 27, 2008 and December 29, 2007.

	Three Months Ended		Six Months Ended
	December 27,	December 29,	December 27,	December 29,
	2008	2007	2008	2007
Segment operating income (loss)	$1,506	$(2,597)	$3,946	$(3,789)
Unallocated interest expense	1,222	1,585	2,641	3,055

Consolidated income (loss) before taxes	$284	$(4,182)	$1,305	$(6,844)

Note L—Income Taxes
Our effective income tax rate for the six months ended December 27, 2008 was (109.5%), compared to an effective tax rate of 56.0% for the fiscal year ended June 28, 2008. On December 31, 2008, we completed a change in the legal entity structure of M.J. Soffe from a corporation to a limited liability company. The change in legal structure should allow us to use Delta Apparel’s state net operating loss carryforwards, and therefore, we reversed a portion of our deferred income tax asset valuation allowance, resulting in a tax benefit of $0.4 million, which was recognized during the quarter ended December 27, 2008. Excluding the $0.4 million adjustment to our valuation allowance, our effective tax rate for the six months ended December 27, 2008 was 32.0%. In fiscal year 2008, we donated our Fayette, Alabama facility to a charitable organization and recognized a $0.2 million tax benefit. In addition, profits that are permanently reinvested in the tax-free zone of Honduras further increased our effective tax benefit in fiscal year 2008. Our effective tax rate is subject to significant changes based on the jurisdiction and the percentage of losses and earnings in domestic and foreign locations relative to the total pre-tax income (loss) in a given period.
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

Note M—Factored Receivables
We assign a portion of our trade accounts receivable relating to our Junkfood business under a factoring agreement. We account for our factoring agreement as a sale in accordance with FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement 125. The assignment of these receivables is without recourse, provided that the customer orders are approved by the factor prior to shipment of the goods, up to a maximum for each individual account. The agreement does not include provisions for advances from the factor against the assigned receivables. The factor funds the accounts receivable upon collection, or, exclusive of disputed claims, upon 90 days after the due date. The amount due from the factor is included in our accounts receivable on our balance sheet and changes in the amount due from factor is included in our cash flow from operations. At December 27, 2008, our accounts receivable less allowances was $34.2 million, comprised of $34.2 million in unfactored accounts receivable, $2.0 million due from factor, and $2.0 million in allowances. At June 28, 2008, our accounts receivable less allowances was $62.0 million, comprised of $61.4 million in unfactored accounts receivable, $3.4 million due from factor, and $2.8 million in allowances.
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

In the first six months of fiscal year 2008, we incurred $4.0 million associated with the restructuring plan, of which $0.1 million related to severance paid to the employees of the Fayette, Alabama facility and is included on the income statement line item “Restructuring costs.” The remaining $3.9 million relates to the excess manufacturing costs associated with the integration of the FunTees business into our existing Maiden, North Carolina facility and the start-up expenses associated with Ceiba Textiles, which is included in cost of sales. There were no expenses recorded in the first six months of fiscal year 2009 associated with the restructuring plan, because the restructuring plan concluded in the third quarter of fiscal year 2008.
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
BUSINESS OUTLOOK
Net sales for our second quarter of fiscal year 2009 were a record $73.4 million, an increase of $4.6 million from the second quarter of the prior year. The sales growth was driven by a 17% sales increase in the retail-ready segment with sales in our activewear segment consistent with the prior year quarter. Earnings were $0.07 per diluted share, inclusive of a $0.04 per share tax benefit from the reversal of a tax valuation allowance. This compares to a net loss of ($0.33) per share in the prior year second quarter, inclusive of ($0.15) per share of restructuring related expenses. We are pleased to have achieved sales growth and a profit in our historically weakest quarter. We believe the strength of our brands combined with our diverse channels of distribution gives us a platform for growth in the apparel marketplace. While we remain concerned about consumer demand for apparel and the health of many apparel retailers, we believe we have the opportunity to earn additional business from strong retailers and activewear brands. We continue to look at new business strategies in each of our operations to fuel organic growth in the future.
Our activewear segment made progress during the second quarter and we are beginning to see the results of our textile restructuring efforts and the integration of FunTees. Productivity increased in our textile, sewing and printing facilities during the quarter and we were able to decrease our production of off-quality products. Most of these improvements have not yet flowed through our cost of sales and therefore should contribute to improved profitability in our activewear segment in the future. While it took us longer than expected to integrate FunTees, we believe this business will meet the original sales targets we had for the second half of fiscal year 2009 and has a platform for profitable growth in the future. Our cost structure is also improving in our Delta catalog t-shirt business. Our Ceiba Textile facility in Honduras continues to increase output and our cost savings from this facility compared to our domestic production is slightly ahead of our expectations for its current level of production. We believe that our lower manufacturing cost combined with an increase in market share is improving the economic model of the Delta t-shirt business. We are concerned about overall demand for undecorated t-shirts going into the typically strong spring selling season and expect to adjust our manufacturing schedules to avoid building unnecessary inventory. We will expense the costs of any production curtailments, which could delay the return to profitability for this business.
We will begin to phase out production at our small textile plant located on our Soffe campus in Fayetteville, North Carolina in the second half of fiscal year 2009. This production will be moved to our Maiden, North Carolina plant and our Ceiba Textiles facility in Honduras. We do not expect the cost of this transition to be material, as the textile facility in Fayetteville, North Carolina has no book value. We currently employ 107 employees in the Fayetteville textile operation, and we hope to be able to offer employment to some of these associates in other areas of our Soffe business. Once our transition of this textile production is complete, we expect to achieve cost savings of approximately $1 million on an annual basis. We currently project that these savings will start flowing through as a reduction to our cost of sales in the fourth quarter of fiscal year 2010.
The first half of fiscal year 2009 has been a strong period for our retail-ready segment. Our Soffe and Junkfood brands have been performing well at retail and we believe are gaining market share in a difficult environment. While we currently anticipate sales in this segment to be flat for the second half of the year compared with the same period in fiscal year 2008, this would still result in record sales in fiscal year 2009 for both of these businesses. Junkfood is creating business opportunities with its new licenses, including the NFL and Dr. Seuss. We continue to grow our international presence with the Junkfood brand and believe we can continue the growth of Junkfood overseas. Our Soffe products continue to be popular in each of our four Soffe distribution channels, with each of these channels achieving sales growth in the first six months of fiscal year 2009. We continue to add new products in the Soffe line, which we believe will position the brand for further growth if consumer spending increases.
We remain cautious about our short-term business prospects due to heightened risk in the apparel marketplace and the economy in general. Raw material and energy prices remain volatile and could further impact our cost and consumer demand. The overall retail climate is difficult for apparel and reduced liquidity in the financial markets has impacted the flexibility of retail apparel outlets. The difficult retail climate has led to higher than normal bankruptcy rates by apparel retailers. We will continue to evaluate these heightened risk factors in setting our expectations and strategies for the remainder of our fiscal year.
EARNINGS GUIDANCE
For the fiscal year ending June 27, 2009, we continue to expect for net sales to be in the range of $340 to $360 million and earnings to be in the range of $0.70 to $0.90 per diluted share. This compares to our fiscal year 2008 sales of $322 million and a loss of ($0.06) per diluted share, inclusive of ($0.39) of costs associated with the textile restructuring plan.
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

RESULTS OF OPERATIONS
Net sales for the second quarter of fiscal year 2009 increased 6.7% to $73.4 million compared to $68.8 million for the second quarter of the prior year. Sales in our retail-ready segment, which is comprised of Soffe and Junkfood, were $32.4 million, a 17.0% increase from the prior year second quarter. The sales increase was driven primarily by a 43.5% increase in the Junkfood business, the seventh consecutive quarter of double-digit sales growth. Junkfood is driving growth through its new licenses and continued success with its co-branded products with GapKids and babyGap. In addition, Junkfood has continued its international growth primarily in the United Kingdom and Japan. Sales in the Soffe business for the second quarter of fiscal year 2009 increased 4.7% in comparison to the same period of the previous year. This increase was driven by growth in its military business, partially offset by sales declines with the smaller sporting goods stores. The activewear segment, which is comprised of the Delta and FunTees businesses, reported sales of $41.0 million for the three months ended December 27, 2008, consistent with the prior year second quarter sales of $41.1 million. Sales in the FunTees business increased 2.8%, driven by increased orders and a higher percentage of decorated programs. As the quarter began, sales of the Delta basic tees were ahead of the prior year, but slowed considerably in December, driving the second quarter sales down 2.1% from the prior year quarter.
The Company’s overall sales for the first six months of fiscal year 2009 increased 16.6% to $164.8 million, an increase of $23.4 million over the same period of fiscal year 2008. Both the activewear and retail-ready segments contributed to the increase with sales growth of $7.6 million and $15.8 million, respectively. Each of our business units contributed to the sales growth in the first half of fiscal year 2009.
Gross profit as a percentage of net sales increased to 21.9% in the second quarter of fiscal year 2009 from 15.8% in the second quarter of the prior year, a 610 basis point increase. The prior year second quarter included $2.0 million in restructuring related expenses, lowering the gross margin by approximately 290 basis points. Gross profit for the first six months of fiscal year 2009 was 21.5%, a 460 basis points increase over the first six months of fiscal 2008. During the first six months of fiscal 2008, we expensed $4.0 million in restructuring related expenses which resulted in a 280 basis point reduction in gross profit as a percent of sales for the that period. Increased prices and improvements in manufacturing efficiencies in the activewear segment and a higher mix of retail-ready sales improved the overall margins in the second quarter and first six months of fiscal year 2009. Our gross margins may not be comparable to other companies, since some companies include costs related to their distribution network in cost of goods sold and we exclude a portion of those costs from gross margin and instead include them in selling, general and administrative expenses.
Selling, general and administrative expenses, including the provision for bad debts, for the second quarter of fiscal year 2009 were $14.6 million, or 19.8% of sales, compared to $13.4 million, or 19.6% of sales for the same period in the prior year. The increase in selling, general and administrative expenses was due to a greater mix of branded products, which have higher selling and marketing costs associated with them. This increase was partially offset by lower management incentive expenses during the second quarter of fiscal 2009. For the first six months of fiscal year 2009 our selling, general and administrative expenses were $31.4 million, or 19.1% of sales, compared to $27.7 million, or 19.6% of sales, for the same period last year. The leveraging of our fixed costs over an increased sales base resulted in a reduction in selling, general and administrative expenses as a percentage of sales compared to the first six months of fiscal 2008.
Operating income for the second quarter of fiscal year 2009 was $1.5 million, an increase of $4.1 million from an operating loss of $2.6 million in the second quarter of the prior year, which included $2.0 million of restructuring related expenses. The first six months of fiscal year 2009 generated $3.9 million in operating income, an increase of $7.7 million over the same period for fiscal year 2008. The operating loss for the first six months of fiscal 2008 included restructuring related expenses of $4.0 million.
Net interest expense for the second quarter of fiscal year 2009 was $1.2 million, a reduction of $0.4 million in comparison to the second quarter of fiscal year 2008. Through the first six months of fiscal 2009, we incurred $2.6 million in net interest expense, a $0.4 million reduction from the first six months of fiscal year 2008. Although our average debt level for the second quarter and first six months of fiscal year 2009 was higher than for the same periods last year, reduced interest rates on our variable rate debt resulted in lower interest expense.
Our effective income tax rate for the six months ended December 27, 2008 was (109.5%), compared to an effective tax rate of 56.0% for the fiscal year ended June 28, 2008. On December 31, 2008, we completed a change in the legal entity structure of M.J. Soffe from a corporation to a limited liability company. The change in legal structure should allow us to use Delta Apparel’s state net operating loss carryforwards and therefore we reversed a portion of our tax valuation allowance, resulting in a tax benefit of $0.4 million, which was recognized during the quarter ended December 27, 2008. Excluding the $0.4 million adjustment to our tax valuation allowance, our effective tax rate for the six months ended December 27, 2008 was 32.0%. In fiscal year 2008, we donated our Fayette, Alabama facility to a charitable organization and recognized a $0.2 million tax benefit. In addition, profits that are permanently reinvested in the tax-free zone of Honduras further increased our effective tax benefit in fiscal year 2008. Our effective tax rate is subject to significant changes based on the jurisdiction and the percentage of losses and earnings in domestic and foreign locations relative to the total pre-tax income (loss) in a given period.
Accounts receivable decreased $27.8 million from June 28, 2008 to $34.2 million on December 27, 2008. The decrease in accounts receivable was primarily the result of lower sales during the second quarter of fiscal year 2009 in comparison to the fourth quarter of fiscal year 2008 combined with a reduction in the number of days sales outstanding from 50 days as of June 28, 2008 to 48 days as of December 27, 2008.
Inventories increased $16.0 million from June 28, 2008 to $140.7 million on December 27, 2008 due to the normal build in inventory associated with the seasonality of our business. We expect inventory levels to be flat during the third quarter of fiscal year 2009 and to begin declining during the fourth quarter to levels consistent with June 28, 2008. We plan to match production levels with our sales and are prepared to reduce manufacturing levels in our third and fourth quarters as required in order to avoid building unnecessary inventory.
Capital expenditures in the second quarter of fiscal year 2009 were $1.0 million compared to $5.1 million in the second quarter of the prior year. Expenditures for the second quarter of fiscal year 2009 were primarily for continued improvements in our information technology in our retail-ready segment and capital expenditures intended to lower costs in our manufacturing facilities in our activewear segment. Total capital expenditures for the first six months of fiscal year 2009 were $2.0 million compared to $9.8 million over the same period last year. Capital expenditures in the second quarter and first six months of fiscal year 2008 primarily related to purchasing new equipment for our Honduran textile facility. Total capital expenditures are expected to range between $3 million and $4 million for fiscal year 2009.
LIQUIDITY AND CAPITAL RESOURCES
Our primary cash needs are for working capital and capital expenditures. In addition, in the future we may use cash to fund share repurchases under our Stock Repurchase Program or to pay dividends.
On September 21, 2007, we entered into a Third Amended Loan and Security Agreement (the “Amended Loan Agreement”) with Wachovia Bank, National Association, as Agent, and the financial institutions named in the Amended Loan Agreement as Lenders. The amended agreement increased our credit facility by $10 million to $100 million (subject to borrowing base limitations based on the value and type of collateral provided) and extended the maturity of the loans to September 21, 2012. Proceeds of the loans may be used for general operating, working capital, and other corporate purposes, and to finance fees and expenses under the facility. The credit facility is secured by a first priority lien on substantially all of the real and personal property of Delta Apparel, Junkfood, and Soffe. All loans under the Amended Loan Agreement bear interest at rates based on either an adjusted LIBOR rate plus an applicable margin or the bank’s prime rate plus an applicable margin. The facility requires installment payments of approximately $0.2 million per month in connection with fixed asset amortizations, and these amounts reduce the amount of availability under the facility.
Our credit facility contains limitations on, or prohibitions of, cash dividends. We are allowed to make cash dividends in amounts such that the aggregate amount paid to shareholders since May 16, 2000 does not exceed twenty-five percent (25%) of our cumulative net income calculated from May 16, 2000 to the date of determination. At December 27, 2008 and June 28, 2008, there was $10.4 million and $10.1 million, respectively, of retained earnings free of restrictions for the payment of dividends
Our credit facility includes the financial covenant that if the amount of availability falls below $10 million, our Fixed Charge Coverage Ratio (as defined in the Amended Loan Agreement) for the preceding 12 month period must not be less than 1.10 to 1.0 and otherwise includes customary conditions to funding, covenants, and events of default. During the quarter ended December 27, 2008, our Fixed Charge Coverage Ratio exceeded the 1.10 to 1.0 requirement allowing access to, if needed, the total amount of availability provided for under the Amended Loan Agreement. As of December 27, 2008, our Fixed Charge Coverage Ratio was 2.31 for the preceding 12 months and we expect to continue to meet the Fixed Charge Coverage Ratio for fiscal year 2009. At December 27, 2008, we had the ability to borrow an additional $12.6 million under the credit facility.
The credit facility contains a subjective acceleration clause and a “springing” lockbox arrangement (as defined in EITF 95-22), whereby remittances from customers are forwarded to our general bank account and do not reduce the outstanding debt until and unless a specified event or an event of default occurs. Pursuant to EITF 95-22, we classify borrowings under the facility as non-current debt.
At December 27, 2008, we had $78.7 million outstanding under our credit facility with Wachovia Bank, National Association, at an average interest rate of 3.46%.
In addition to our credit facility with Wachovia Bank, National Association, we had a seller note payable to the former Junkfood shareholders pursuant to the Asset Purchase Agreement dated as of August 22, 2005. During the quarter ended September 27, 2008, we made the third and final debt payment to the former Junkfood shareholders.
In the fourth quarter of fiscal year 2007, we entered into a loan agreement with Banco Ficohsa, a Honduran bank, for our capital expansion in Honduras. The loan is secured by a first-priority lien on the assets of our Honduran operations. During the first quarter of fiscal year 2009, the loan was amended to a fixed interest rate of 6% until June 2010, at which time the interest rate increases to 6.5% for the remainder of the term. The loan is payable monthly, has a five-year term and is denominated in U.S. dollars. At December 27, 2008, we had $12.3 million outstanding on this loan.

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
Changes in the derivatives’ fair values are deferred and are recorded as a component of accumulated other comprehensive income (“AOCI”), net of income taxes, until the underlying transaction is recorded. When the hedged item affects income, gains or losses are reclassified from AOCI to the Consolidated Statements of Operations interest income/expense. Any ineffectiveness in our hedging relationships is recognized immediately in the statement of operations. The changes in fair value of the interest rate swap and collar agreements resulted in AOCI, net of taxes, of a loss of $0.8 million as of December 27, 2008.
Operating Cash Flows
Net cash provided by operating activities was $15.6 million for the first six months of fiscal year 2009, compared to cash used in operating activities of $4.8 million in the first six months of fiscal year 2008. Our cash flows from operating activities are primarily our net income plus depreciation and amortization and non-cash compensation costs and changes in working capital. We monitor changes in working capital by analyzing our investment in accounts receivable and inventories and by the amount of accounts payable. During the first six months of fiscal year 2009, our net cash provided by operating activities was primarily from our net income plus depreciation and amortization and decreases in accounts receivable, partially offset by an increase in inventories. The cash used in operating activities during the first six months of fiscal year 2008 was primarily from our net loss less depreciation and amortization, increases in inventory levels, and decreases in accounts payable, partially offset by lower accounts receivable.
Investing Cash Flows
Capital expenditures for the first six months of fiscal year 2009 were $2.0 million compared to $9.8 million for the first six months of the prior year. Expenditures for the first six months of fiscal year 2009 were primarily due to continued improvements in our information technology in our retail-ready segment and capital expenditures intended to lower costs in our manufacturing facilities in our activewear segment. In addition, during the first quarter of fiscal year 2009, we paid an earnout payment of $2.6 million to the former Junkfood shareholders based on the performance of Junkfood for the fiscal year ended June 28, 2008. Capital expenditures in the first six months of fiscal year 2008 primarily related to purchasing new equipment for our Honduran textile facility.
Financing Activities
For the first six months of fiscal year 2009, cash used by financing activities was $11.3 million, primarily related to payments under our revolving credit facility with Wachovia Bank, National Association. During the six months ended December 29, 2007, cash provided by financing activities was $14.5 million, primarily related to proceeds from our revolving credit facility and proceeds from our secured loan in Honduras with Banco Ficohsa and additional advances under our revolving credit facility with Wachovia Bank, National Association.
Based on our expectations, we believe that our $100 million credit facility should be sufficient to satisfy our foreseeable working capital needs, and that the cash flow generated by our operations and funds available under our credit facility should be sufficient to service our debt payment requirements, to satisfy our day-to-day working capital needs, and to fund our planned capital expenditures. We are, however, cautious of the uncertain retail environment and are taking actions to preserve our financial flexibility. Any material deterioration in our results of operations may result in our losing the ability to borrow under our credit facility and to issue letters of credit to suppliers, or may cause the borrowing availability under the facility to be insufficient for our needs.
Purchases by Delta Apparel of its Own Shares
Our Board of Directors has authorized the Company’s management to use up to $15 million to repurchase Company stock in open market transactions under our Stock Repurchase Program. We did not purchase any shares of our common stock during the six months ended December 27, 2008. Since the inception of the Stock Repurchase Program, we have purchased 1,024,771 shares of our common stock pursuant to the program for an aggregate of $9.1 million. As of December 27, 2008, $5.9 million remained available for future purchases under our Stock Repurchase Program.
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
The detailed Summary of Significant Accounting Policies is included in Note 2 to the Audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended June 28, 2008 and there have been no changes in those policies since the filing of that Annual Report.
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
On September 29, 2008 and December 16, 2008, the North Carolina Department of Environment and National Resources, Division of Water Quality (“DWQ”) issued Notices of Violation regarding exceedances of effluent limitations in the National Pollution Discharge Elimination System (“NPDES”) permit for our Maiden, North Carolina textile plant. These notices were based on self-monitoring reports submitted by us to the DWQ. The exceedances related to the permit limit of average monthly gallons of water discharged for April, May and August 2008. The notice states that remedial actions, if not already implemented, should be taken to correct any problems. We have already taken actions to reduce the amount of water used in the facility and are working with DWQ on additional actions. Although the DWQ could pursue penalties for these violations and any additional violations, we do not believe that any penalties resulting from these violations would be material to our results of operations or cash flows.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
COMMODITY RISK SENSITIVITY
On January 5, 2005, in conjunction with the sale of our yarn spinning facility in Edgefield, South Carolina, we entered into a five-year agreement with Parkdale America, LLC (“Parkdale”) to supply our yarn requirements. During this five-year period, we will purchase from Parkdale all yarn required by Delta Apparel and our wholly-owned subsidiaries for use in our manufacturing operations (excluding yarns that Parkdale did not manufacture as of the date of the agreement in the ordinary course of its business or due to temporary Parkdale capacity restraints). The purchase price of yarn is based upon the cost of cotton plus a fixed conversion cost.

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
Yarn with respect to which we had fixed cotton prices at December 27, 2008 was valued at $33.0 million, and was scheduled for delivery between January 2009 and September 2009. At December 27, 2008, a 10% decline in the market price of the cotton covered by our fixed price yarn would have had a negative impact of approximately $2.4 million on the value of the yarn. At June 28, 2008, a 10% decline in the market price of the cotton covered by our fixed price yarn would have had a negative impact of approximately $1.0 million on the value of the yarn. The impact of a 10% decline in the market price of the cotton covered by our fixed price yarn would have been more at December 27, 2008 than at June 28, 2008 due primarily to our increased commitments at December 27, 2008 as compared to June 28, 2008.
We may use derivatives, including cotton option contracts, to manage our exposure to movements in commodity prices. We do not designate our cotton option contracts as hedge instruments upon inception. Accordingly, we mark to market changes in the fair market value of the options as other income or expense in the statements of income. We did not own any cotton option contracts on December 27, 2008.
INTEREST RATE SENSITIVITY
Our credit agreement provides that outstanding amounts bear interest at variable rates. If the amount of outstanding indebtedness at December 27, 2008, under the revolving credit facility, had been outstanding during the entire three months ended December 27, 2008 and the interest rate on this outstanding indebtedness were increased by 100 basis points, our interest expense would have increased by approximately $0.2 million, or 16.1% of actual interest expense, during the quarter. This compares to what would have been an increase of $0.9 million, or 14.4% of actual interest expense, for fiscal year 2008, or an average of $0.2 million per quarter, based on the outstanding indebtedness at June 28, 2008. The actual change in interest expense resulting from a change in interest rates would depend on the magnitude of the increase in rates and the average principal balance outstanding.
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
Changes in the derivatives’ fair values are deferred and recorded as a component of accumulated other comprehensive income (“AOCI”) until the underlying transaction is recorded. When the hedged item affects income, gains or losses are reclassified from AOCI to the Consolidated Statements of Income as interest income/expense. Any ineffectiveness in our hedging relationships is recognized immediately in the statement of income. The changes in fair value of the interest rate swap and collar agreements resulted in an accumulated other comprehensive loss, net of taxes, of $0.8 million as of December 27, 2008.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 27, 2008 and, based on the evaluation of these controls and procedures, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the evaluation date.
Changes in Internal Control Over Financial Reporting
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated whether any change in our internal control over financial reporting occurred during the second quarter of fiscal year 2009. Based on that evaluation, we have concluded that there has been no change in our internal control over financial reporting during the second quarter of fiscal year 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 4. Submission of Matters to Vote of Security Holders
The following summarizes the votes at the Annual Meeting of the Company’s shareholders held on November 13, 2008:

Election of Directors	For	Against
David S. Fraser	7,701,739	35,312
William F. Garrett	7,695,191	41,860
Dr. Elizabeth J. Gatewood	7,701,819	35,232
Robert W. Humphreys	7,701,655	35,396
Dr. Max Lennon	7,700,132	36,919
E. Erwin Maddrey, II	7,695,399	41,652
Buck A. Mickel	7,700,180	36,871
David Peterson	7,701,619	35,432

				Broker
	For	Against	Abstain	Non-Vote

Ratification of the Appointment of Ernst & Young LLP as Independent Registered Public Accounting Firm for Fiscal Year 2009	7,706,164	30,778	109	—
Item 6. Exhibits

Exhibits

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DELTA APPAREL, INC. (Registrant)
January 30, 2009	By:	/s/ Deborah H. Merrill
Date		Deborah H. Merrill
Vice President, Chief Financial Officer and Treasurer