Form 10-Q
period 2009-03-28
DELTA APPAREL INC
filed 2009-05-01
CIK 1101396

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 28, 2009
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
Yes ☑ No ☐.
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☐.
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑.
As of April 30, 2009, there were outstanding 8,502,699 shares of the registrant’s common stock, par value of $0.01 per share, which is the only class of outstanding common or voting stock of the registrant.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
DELTA APPAREL, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Amounts in thousands, except share amounts and per share data)
(Unaudited)

	March 28,	June 28,
	2009	2008
Assets
Current assets:
Cash	$1,162	$586
Accounts receivable, net	49,702	62,012
Income taxes receivable	2,440	1,007
Inventories, net	136,469	124,746
Prepaid expenses and other current assets	3,014	2,916
Deferred income taxes	3,402	2,542

Total current assets	196,189	193,809

Property, plant and equipment, net	37,650	40,042
Goodwill	16,814	16,814
Intangibles, net	7,235	7,603
Other assets	3,330	3,355

Total assets	$261,218	$261,623

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$37,560	$35,423
Accrued expenses	14,479	17,689
Current portion of long-term debt	5,718	6,780

Total current liabilities	57,757	59,892

Long-term debt, less current maturities	93,650	95,542
Deferred income taxes	985	578
Other liabilities	1,070	718

Total liabilities	153,462	156,730

Stockholders’ equity:
Preferred stock—2,000,000 shares authorized; none issued and outstanding	—	—
Common stock—$0.01 par value, 15,000,000 shares authorized, 9,646,972 shares issued, and 8,502,699 and 8,496,749 shares outstanding as of March 28, 2009 and June 28, 2008, respectively	96	96
Additional paid-in capital	58,029	57,431
Retained earnings	59,739	57,307
Accumulated other comprehensive loss	(658)	(441)
Treasury stock—1,144,273 and 1,150,223 shares as of March 28, 2009 and June 28, 2008, respectively	(9,450)	(9,500)

Total stockholders’ equity	107,756	104,893

Total liabilities and stockholders’ equity	$261,218	$261,623

See accompanying notes to condensed consolidated financial statements.

DELTA APPAREL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Amounts in thousands, except share amounts and per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 28,	March 29,	March 28,	March 29,
	2009	2008	2009	2008
Net sales	$85,685	$75,364	$250,458	$216,706
Cost of goods sold	68,915	59,654	198,327	177,184

Gross profit	16,770	15,710	52,131	39,522

Selling, general and administrative expenses	14,450	14,645	45,850	42,232
Other (expense) income, net	(34)	9	(49)	57
Restructuring costs	—	—	—	62

Operating income (loss)	2,286	1,074	6,232	(2,715)

Interest expense, net	1,028	1,648	3,669	4,703

Income (loss) before provision (benefit) for income taxes	1,258	(574)	2,563	(7,418)

Provision (benefit) for income taxes	95	(189)	131	(2,651)

Net income (loss)	$1,163	$(385)	$2,432	$(4,767)

Basic earnings (loss) per share	$0.14	$(0.05)	$0.29	$(0.56)

Diluted earnings (loss) per share	$0.14	$(0.05)	$0.29	$(0.56)

Weighted average number of shares outstanding	8,503	8,497	8,501	8,474
Dilutive effect of stock options	2	—	1	—

Weighted average number of shares assuming dilution	8,505	8,497	8,502	8,474

Cash dividends declared per common share	—	—	—	$0.05
See accompanying notes to condensed consolidated financial statements.

DELTA APPAREL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	Nine Months Ended
	March 28,	March 29,
	2009	2008
Operating activities:
Net income (loss)	$2,432	$(4,767)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	5,375	4,462
Deferred income taxes	(453)	(1,194)
Loss on disposal of property, plant and equipment	55	26
Non-cash stock compensation	648	966
Changes in operating assets and liabilities:
Accounts receivable	12,310	2,115
Inventories	(11,723)	(11,588)
Prepaid expenses and other current assets	(98)	(769)
Other non-current assets	25	(174)
Accounts payable and accrued expenses	1,519	(89)
Income taxes	(1,433)	(504)
Other liabilities	135	386

Net cash provided by (used in) operating activities	8,792	(11,130)

Investing activities:
Purchases of property, plant and equipment	(2,681)	(12,699)
Proceeds from sale of property, plant and equipment	11	50
Cash paid for business	(2,592)	—

Net cash used in investing activities	(5,262)	(12,649)

Financing activities:
Proceeds from long-term debt	263,165	260,880
Repayment of long-term debt	(266,119)	(236,866)
Dividends paid	—	(420)

Net cash (used in) provided by financing activities	(2,954)	23,594

Net increase (decrease) in cash	576	(185)

Cash at beginning of period	586	792

Cash at end of period	$1,162	$607

Supplemental cash flow information:
Cash paid for interest	$3,781	$4,109

Cash paid (refunded) for income taxes	$1,837	$(1,564)

Non-cash financing activity—issuance of common stock	$41	$1,704

See accompanying notes to condensed consolidated financial statements.

DELTA APPAREL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Amounts in thousands, unless otherwise noted and excluding share and per share amounts)
Note A—Basis of Presentation
We prepared the accompanying interim condensed consolidated financial statements in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. We believe these condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation. Operating results for the three and nine months ended March 28, 2009 are not necessarily indicative of the results that may be expected for our fiscal year ending June 27, 2009. For more information regarding our results of operations and financial position, refer to the consolidated financial statements and footnotes included in our Form 10-K for our fiscal year ended June 28, 2008, filed with the Securities and Exchange Commission.
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
Note C—New Accounting Standards
In September 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 157, Fair Value Measurements (“SFAS 157”), which is effective for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. We adopted SFAS 157 on June 29, 2008 and the adoption had no material impact on our financial position and results of operations. SFAS 157 is a principles-based standard intended to provide a framework for measuring fair value in generally accepted accounting principles (“GAAP”), clarify the definition of fair value within that framework, and expand disclosures about the use of fair value measurements. SFAS 157 does not address which items are to be measured at fair value or when this measurement should be used in accounting. Our only asset or liability that is measured at fair value on a recurring basis is the liability for our interest rate swap and collar agreements. As of March 28, 2009, the fair value of the liability for the interest rate swap and collar agreements was $1.1 million. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value. The fair value of the interest rate swap and collar agreements was derived from a discounted cash flow analysis based on the terms of the contract and the forward interest rate curve adjusted for our credit risk, which is considered a level two input based on the fair value hierarchy.
In April 2009, the FASB issued FASB Staff Position No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP 157-4”). FSP 157-4 provides guidelines for making fair value measurements more consistent with the principles presented in SFAS 157 in determining fair values when there is no active market or where the price inputs being used represent distressed sales. Specifically it reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive. FSP 157-4 is effective for interim and annual periods ending after June 15, 2009. We are currently evaluating the effect that the adoption of FSP 157-4 will have on our financial position and results of operations and do not expect the adoption of FSP 157-4 will have a material impact on our financial statements.
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
In February 2009, the FASB issued FASB Staff Position No. 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (“FSP 141(R)-1”). This standard requires an asset or liability arising from a contingency in a business combination to be recognized at fair value if fair value can be reasonably determined. If it cannot be reasonably determined, then the asset or liability will need to be recognized in accordance with FASB Statement No. 5, Accounting for Contingencies, and FASB Interpretation No. 14, Reasonable Estimation of the Amount of the Loss. FSP 141(R)-1 is effective for fiscal years beginning after December 15, 2008. The adoption of FSP 141(R)-1 is prospective and will impact the financial position and results of operations for acquisitions recorded after the date of adoption.
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”), an amendment to SFAS 133, which is effective for fiscal years and interim periods beginning after November 15, 2008. SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities, requiring entities to disclose (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedge items are accounted for under SFAS 133 and its related interpretations and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. We adopted SFAS 161 on December 28, 2008. The additional disclosure requirements are presented in Note O—Derivatives.
In April 2008, the FASB issued FASB Staff Position No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 amends the factors that must be considered in developing renewal or extension assumptions used to determine the useful life over which to amortize the cost of a recognized intangible asset under SFAS 142, Goodwill and Other Intangible Assets. FSP 142-3 is effective for financial statements for fiscal years beginning after December 15, 2008. We are currently evaluating the effect that the adoption of FSP 142-3 will have on our financial position and results of operations and do not expect the adoption of this statement will have a material impact on our financial statements.
In November 2008, the Emerging Issues Task Force, issued EITF Issue No. 08-6, Equity Method Investment Accounting Considerations (“EITF 08-6”). EITF 08-6 clarifies accounting for certain transactions and impairment considerations involving the equity method, including initial measurement, decrease in investment value and change in level of ownership or degree of influence. EITF 08-6 is effective on a prospective basis for fiscal years beginning on or after December 15, 2008. We are currently evaluating the effect that the adoption of EITF 08-6 will have on our financials position and results of operations and do not expect the adoption of EITF 08-6 will have a material impact on our financial statements.
Note D—Inventories
Inventories consist of the following:

	March 28,	June 28,
	2009	2008
Raw materials	$10,059	$10,881
Work in process	27,709	23,198
Finished goods	98,701	90,667

	$136,469	$124,746

Raw materials include finished yarn and direct materials for the activewear segment and include finished yarn, direct materials and blank t-shirts for the retail-ready segment.

Note E—Goodwill and Intangible Assets
Components of intangible assets are as follows:

	March 28,	Economic
	2009	Life
Goodwill	$16,814	N/A

Intangibles:
Tradename/trademarks	1,530	20 yrs
Customer relationships	7,220	20 yrs
Non-compete agreements	250	5 yrs

Total intangibles	9,000

Total goodwill and intangibles	25,814

Less accumulated amortization	(1,765)

	$24,049

Amortization expense for intangible assets was $0.1 million and $0.4 million for the three and nine months ended March 28, 2009, respectively. We estimate amortization expense will be approximately $0.1 million for the remainder of fiscal year 2009, approximately $0.5 million for fiscal year 2010, and approximately $0.4 million in succeeding fiscal years.
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
The credit facility is secured by a first-priority lien on substantially all of the real and personal property of Delta Apparel, Junkfood, Soffe, and To The Game, LLC. All loans under the Amended Loan Agreement bear interest at rates based on either an adjusted LIBOR rate plus an applicable margin or the bank’s prime rate plus an applicable margin. The facility requires installment payments of approximately $0.2 million per month in connection with fixed asset amortizations, and these amounts reduce the amount of availability under the facility. Annual facility fees are .25% of the amount by which $100 million exceeds the average daily principal balance of the outstanding loans and letters of credit accommodations during the immediately preceding month.
Our credit facility includes the financial covenant that if the amount of availability falls below $10 million, our Fixed Charge Coverage Ratio (as defined in the Amended Loan Agreement) for the preceding 12 month period must not be less than 1.10 to 1.0 and otherwise includes customary conditions to funding, covenants, and events of default. During the quarter ended March 28, 2009 our Fixed Charge Coverage Ratio exceeded the 1.10 to 1.0 requirement allowing access to, if needed, the total amount of availability provided for under the Amended Loan Agreement. As of March 28, 2009, our Fixed Charge Coverage Ratio was 2.50 for the preceding 12 months and we expect to continue to meet the Fixed Charge Coverage Ratio for fiscal year 2009. At March 28, 2009, we had the ability to borrow an additional $9.9 million under the credit facility. In addition, we had $5.7 million of suppressed availability, where our borrowing ability on our assets exceeded our $100 million credit limit.
Proceeds of the loans may be used for general operating, working capital, other corporate purposes, and to finance fees and expenses under the facility. Our credit facility contains limitations on, or prohibitions of, cash dividends. We are allowed to make cash dividends in amounts such that the aggregate amount paid to shareholders since May 16, 2000 does not exceed twenty-five percent (25%) of our cumulative net income calculated from May 16, 2000 to the date of determination. At March 28, 2009, there was $10.7 million of retained earnings free of restrictions for the payment of dividends.
At March 28, 2009, we had $88.2 million outstanding under our credit facility with Wachovia Bank, National Association, at an average interest rate of 2.57%.
The credit facility contains a subjective acceleration clause and a “springing” lockbox arrangement (as defined in EITF 95-22),

whereby remittances from customers are forwarded to our general bank account and do not reduce the outstanding debt until and unless a specified event or an event of default occurs. Pursuant to EITF 95-22, we classify borrowings under the facility as non-current debt.
On March 30, 2009 we invoked the “accordion” feature in our loan agreement, amending the credit facility to increase the maximum line of credit from $100 million to $110 million and adding PNC Bank, National Association to the syndicate of lenders under the facility with a $10 million commitment. The amendment did not otherwise materially change the terms or provisions of the facility.
During the quarter ended September 27, 2008, we made the final debt payment of $1.3 million to the former Junkfood shareholders pursuant to the Asset Purchase Agreement dated as of August 22, 2005.
In the fourth quarter of fiscal year 2007, we entered into a loan agreement with Banco Ficohsa, a Honduran bank, for our capital expansion in Honduras. The loan is secured by a first-priority lien on the assets of our Honduran operations. During the first quarter of fiscal year 2009, the loan was amended to a fixed interest rate of 6% through June 2010, at which time the interest rate increases to 6.5% for the remainder of the term. The loan is payable monthly, has a five-year term and is denominated in U.S. dollars. At March 28, 2009, we had $11.2 million outstanding on this loan.
Note G—Selling, General and Administrative Expense
We include in selling, general and administrative costs incurred subsequent to the receipt of finished goods at our distribution facilities, such as the cost of stocking, warehousing, picking and packing, and shipping goods for delivery to our customers. In addition, selling, general and administrative expenses include costs related to sales associates, administrative personnel cost, advertising and marketing expenses and general and administrative expenses. For the third quarter of each of fiscal years 2009 and 2008, distribution costs included in selling, general and administrative expenses totaled $3.4 million. Distribution costs included in selling, general and administrative expenses were $10.3 million in each of the first nine months of fiscal years 2009 and 2008.
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
Delta Apparel Stock Option Plan (“Option Plan”)
During the quarter ended March 28, 2009, we granted options for the purchase of up to 10,000 shares of common stock as authorized under the Option Plan. For the third quarter of each of fiscal years 2009 and 2008, we expensed $0.1 million and $0.3 million, respectively, in connection with our Option Plan. During the first nine months of each of fiscal years 2009 and 2008, we expensed $0.6 million and $0.7 million, respectively, in connection with our Option Plan. As of March 28, 2009, there was $0.8 million of total unrecognized compensation cost related to non-vested stock options under the Option Plan. This cost is expected to be recognized over a period of 3.25 years. Stock compensation expense is included in the cost of sales and selling, general and administrative expense line items of our statements of operations on a straight-line basis over the vesting periods of each grant.
Delta Apparel Incentive Stock Award Plan (“Award Plan”)
During the quarter ended March 28, 2009, we did not grant any shares under the Award Plan, and compensation expense recorded under the Award Plan was $20 thousand. Compensation expense of $0.1 million was recorded under the Award Plan during the third quarter of fiscal year 2008. For the first nine months of fiscal years 2009 and 2008, respectively, $26 thousand and $0.3 million in compensation expense was recorded under the Award Plan. Stock compensation expense is included in the cost of sales and selling, general and administrative expense line items of our statements of operations over the vesting periods.
The Award Plan contains certain provisions that require it to be accounted for as a liability under Statement No. 123(R). The outstanding awards will vest upon the filing of our Annual Report on Form 10-K for fiscal year 2009 and based on the achievement of performance criteria for the two-year period ended June 27, 2009. Based upon the expected results of the performance criteria of these awards and the stock price at March 28, 2009, there was $11 thousand of total unrecognized compensation cost related to non-vested awards that would be expected to be recognized over a period of 5 months. Because the performance criteria and our stock price at the time of vesting are unknown, the actual amount of unrecognized compensation cost, if any, is not known.

Note I—Purchase Contracts
We have entered into agreements, and have fixed prices, to purchase natural gas, yarn, finished fabric and finished apparel products for use in our manufacturing operations. At March 28, 2009, minimum payments under these non-cancelable contracts were as follows:

Natural gas	$141
Yarn	21,643
Finished fabric	2,735
Finished apparel products	2,246

$26,765

Note J—Stockholders’ Equity
Stock Repurchase Program
Our Board of Directors has authorized the Company’s management to use up to $15 million to repurchase stock in open market transactions under our Stock Repurchase Program. We did not purchase any shares of our common stock during the nine months ended March 28, 2009. Since the inception of the Stock Repurchase Program, we have purchased 1,024,771 shares of our common stock pursuant to the program for an aggregate of $9.1 million. As of March 28, 2009, $5.9 million remained available for future purchases under our Stock Repurchase Program.
Note K—Segment Reporting
We operate our business in two distinct segments: activewear and retail-ready. Although the two segments are similar in their production processes and regulatory environment, they are distinct in their economic characteristics, products and distribution methods.
The activewear segment consists of our Delta catalog and FunTees private label business units primarily focused on garment styles that are characterized by low fashion risk. We manufacture, market, and distribute unembellished knit apparel under the brands of “Delta Pro Weight®”, “Delta Magnum Weight™”, and “Quail Hollow™.” The products are primarily sold to screen printing companies. In addition, we manufacture products under private labels for retailers, branded sportswear companies, corporate industry programs and sports licensed apparel marketers. These products are also available through our website at www.deltaapparel.com.
The retail-ready segment consists of our business units primarily focused on more specialized apparel garments to meet consumer preferences and fashion trends. We sell these embellished and unembellished products through specialty and boutique stores, upscale and traditional department stores, mid-tier retailers and sporting goods stores. In addition to these retail channels, we also supply college bookstores and produce products for the U.S. military. Our Soffe and Junkfood products are also available direct to consumers at their respective websites at www.soffe.com and www.junkfoodclothing.com. Our products in this segment are marketed under the brands of “Soffe®”, “Intensity Athletics®”, “Junk Food®”, “Junk Mail®”, and “Sweet and Sour®”.
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
Information about our operations as of and for the three months ended March 28, 2009 and March 29, 2008, by operating segment, is as follows:

	Activewear	Retail-Ready	Consolidated
Three months ended March 28, 2009:
Net sales	$53,313	$32,372	$85,685
Segment operating (loss) income	(543)	2,829	2,286
Segment assets	148,363	112,855	261,218

Three months ended March 29, 2008:
Net sales	$40,345	$35,019	$75,364
Segment operating (loss) income	(3,649)	4,723	1,074
Segment assets	140,672	112,515	253,187

Information about our operations as of and for the nine months ended March 28, 2009 and March 29, 2008, by operating segment, is as follows:

	Activewear	Retail-Ready	Consolidated
Nine months ended March 28, 2009:
Net sales	$144,271	$106,187	$250,458
Segment operating (loss) income	(4,919)	11,151	6,232

Nine months ended March 29, 2008:
Net sales	$123,670	$93,036	$216,706
Segment operating (loss) income	(12,215)	9,500	(2,715)
The following table reconciles the segment operating income (loss) to the consolidated income (loss) before income taxes for the three months and nine months ended March 28, 2009 and March 29, 2008.

	Three Months Ended		Nine months Ended
	March 28,	March 29,	March 28,	March 29,
	2009	2008	2009	2008
Segment operating income (loss)	$2,286	$1,074	$6,232	$(2,715)
Unallocated interest expense	1,028	1,648	3,669	4,703

Consolidated income (loss) before taxes	$1,258	$(574)	$2,563	$(7,418)

Note L—Income Taxes
Our effective income tax rate for the nine months ended March 28, 2009 was 5.1%, compared to an effective tax rate of 56.0% for the fiscal year ended June 28, 2008. On December 31, 2008, we completed a change in the legal entity structure of M.J. Soffe from a corporation to a limited liability company. The change in legal structure allows us to use Delta Apparel’s state net operating loss carryforwards, and therefore, we reversed a portion of our deferred income tax asset valuation allowance, resulting in a tax benefit of $0.4 million, which was recognized during the quarter ended December 27, 2008. Excluding the $0.4 million adjustment to our valuation allowance, our effective tax rate for the nine months ended March 28, 2009 was 20.0%. In fiscal year 2008, we donated our Fayette, Alabama facility to a charitable organization and recognized a $0.2 million tax benefit. Our effective tax rate is subject to significant changes based on the jurisdiction and the percentage of earnings and losses in domestic and foreign taxable and tax-free locations relative to the total pre-tax income (loss) in a given period.
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
Note M—Factored Receivables
We assign a portion of our trade accounts receivable relating to our Junkfood business under a factoring agreement. We account for our factoring agreement as a sale in accordance with FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement 125. The assignment of these receivables is without recourse, provided that the customer orders are approved by the factor prior to shipment of the goods, up to a maximum for each individual account. The agreement does not include provisions for advances from the factor against the assigned receivables. The factor funds the accounts receivable upon collection, or, exclusive of disputed claims, upon 90 days after the due date. The amount due from the factor is included in our accounts receivable on our balance sheet and changes in the amount due from factor are included in our cash flow from operations. At March 28, 2009, our accounts receivable less allowances was $49.7 million, comprised of $49.7 million in unfactored accounts receivable, $2.5 million due from factor, and $2.5 million in allowances. At June 28, 2008, our accounts receivable less allowances was $62.0 million, comprised of $61.4 million in unfactored accounts receivable, $3.4 million due from factor, and $2.8 million in allowances.
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

	FY 07 Qtr 4	FY 08 Qtr 1	FY 08 Qtr 2	FY 08 Qtr 3	Total

Cost of Sales	$5.4 million	$1.9 million	$2.0 million	$0.9 million	$10.2 million
Restructuring Charges	1.5 million	0.1 million	—	—	1.6 million

Total	$6.9 million	$2.0 million	$2.0 million	$0.9 million	$11.8 million

Diluted EPS Impact	$0.51	$0.16	$0.15	$0.07	$0.90

In the first nine months of fiscal year 2008, we incurred $4.9 million associated with the restructuring plan, of which $0.1 million related to severance paid to the employees of the Fayette, Alabama facility and is included on the income statement line item “Restructuring costs.” The remaining $4.8 million related to the excess manufacturing costs associated with the integration of the FunTees business into our existing Maiden, North Carolina facility and the start-up expenses associated with Ceiba Textiles, which is included in cost of sales. There were no expenses recorded in the first nine months of fiscal year 2009 associated with the restructuring plan, because the restructuring plan concluded in the third quarter of fiscal year 2008.
Note O—Derivatives
We use interest rate swap and collar agreements to manage our interest rate exposure and reduce the impact of future interest rate changes. We do not use these financial instruments for trading or speculative purposes. On April 2, 2007, we entered into an interest rate swap agreement and an interest rate collar agreement. Both agreements mature (or expire) on April 1, 2010. By entering into the interest rate swap agreement, we effectively converted $15.0 million of floating rate debt under our credit facility to a fixed obligation with a LIBOR rate of 5.06%. By entering into the interest rate collar agreement, we effectively provided a cap of 5.5% and a floor of 4.33% on LIBOR rates on $15.0 million of floating rate debt under our credit facility. We have assessed these agreements and concluded each swap and collar agreement matches the exact terms of the underlying debt to which it is related, allowing for perfectly-effective hedges. As such, changes in the derivatives’ fair values are deferred and recorded as a component of accumulated other comprehensive income (“AOCI”). The changes in fair value of the interest rate swap and collar agreements resulted in an accumulated other comprehensive loss, net of taxes, of $0.7 million as of March 28, 2009.
The following table summarizes the fair value and presentation in the consolidated balance sheets for derivatives as of March 28, 2009 and June 28, 2008.

	March 28,	June 28,
	2009	2008
Deferred income tax liability	$(412)	$(275)
Other liabilities	1,070	716

Accumulated other comprehensive loss	$658	$441

The change in fair value recognized in accumulated other comprehensive loss represented a gain of $0.1 million and a loss of $0.2 million for the three and nine months ended March 28, 2009, respectively. For the three and nine months ended March 29, 2008, the change in fair value recognized in accumulated other comprehensive loss was a loss of $0.4 million and $1.0 million, respectively.
On April 1, 2009, we entered into an interest rate swap agreement which effectively converted $15.0 million of floating rate debt under our credit facility to a fixed obligation with a LIBOR rate of 1.57%. This agreement will mature (or expire) on April 1, 2011. We have assessed this agreement and concluded that the swap matches the exact terms of the underlying debt to which it is related and therefore is considered a perfectly-effective hedge.
Note P—Subsequent Event
Effective on March 29, 2009, we acquired substantially all of the assets of Gekko Brands, a premier supplier of licensed and decorated headwear sold under the brands of The Game® and Kudzu®. Under our new wholly-owned subsidiary, To The Game, LLC will continue the business of providing innovatively designed, high quality headwear. The Game® and Kudzu® have extensive license agreements including most major colleges and universities, motorsports properties, Churchill Downs, and various resort properties.

We purchased associated inventory, accounts receivables, and fixed assets of the business, and assumed certain liabilities. No goodwill or intangibles will be recorded in connection with the acquisition. The acquisition was financed through our asset-based secured revolving credit facility. In conjunction with the acquisition, we exercised our $10 million accordion feature under our existing credit facility, bringing the total line of credit to $110 million, subject to borrowing base restrictions.
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
The forward-looking statements in this Quarterly Report are based on our expectations and are necessarily dependent upon assumptions, estimates and data that we believe are reasonable and accurate but may be incorrect, incomplete or imprecise. Forward-looking statements are also subject to a number of business risks and uncertainties, any of which could cause actual results to differ materially from those set forth in or implied by the forward-looking statements. The risks and uncertainties include, among others, the general U.S. and international economic conditions; changes in consumer confidence, consumer spending, and demand for apparel products; the ability of our brands and products to meet consumer preferences within the prevailing retail environment; the financial difficulties encountered by our customers and higher credit risk exposure; the competitive conditions in the apparel and textile industries; changes in environmental, tax, trade, employment and other laws and regulations; the uncertainty of raw material and energy prices; the relative strength of the United States dollar as against other currencies and other risks and uncertainties as described under the subheading “Risk Factors” in our Form 10-K for our fiscal year ended June 28, 2008 filed with the Securities and Exchange Commission and are beyond our control. Accordingly, any forward-looking statements do not purport to be predictions of future events or circumstances and may not be realized.
We do not undertake publicly to update or revise the forward-looking statements even if it becomes clear that any projected results will not be realized.
BUSINESS OUTLOOK
Net sales for our third quarter of fiscal year 2009 were a record $85.7 million, an increase of $10.3 million from the third quarter of the prior year. The sales growth was driven by a 32% sales increase in the activewear segment with sales in our retail-ready segment reflecting a 7.6% decline compared to the prior year quarter. Earnings were $0.14 per diluted share compared to a net loss ($0.05) per share in the prior year third quarter, inclusive of ($0.07) per share of restructuring related expenses. We are pleased with the overall sales growth during the third quarter of this fiscal year given the current economic environment. We believe the strength of our brands, expanding license agreements, creative graphic talent, unique manufacturing and distribution capabilities, combined with our diverse channels of distribution, are allowing us to build market share in a difficult apparel marketplace. We continue to look at new business strategies in each of our operations to fuel organic growth in the future.
Our manufacturing group continued to improve performance in the third quarter through our process improvement methodology and cost reduction programs. We have made further developments in productivity in our textile, sewing and printing facilities, our material utilization has improved, and we are creating less off-quality production. The move of the Soffe textile production into our Maiden and Ceiba Textile facilities started during the third quarter and is expected to be complete by the end of fiscal year 2009. In addition to expecting an annual savings of approximately $1 million by combining this production, it should also create a more efficient supply chain allowing lower inventories in our Soffe business unit. We currently project that these savings will start flowing through as a reduction to our cost of sales in the fourth quarter of fiscal year 2010.
The overall environment for apparel remains difficult. We believe current capacity in the undecorated tee market exceeds current demand. Despite this, our Delta catalog business achieved a 13% increase in unit volume during the quarter. Our FunTees business performed well during the third quarter and the demand for our decorated, full-package production capabilities remains healthy. Our retail customers remain cautious about consumer demand and are keeping their inventories lean. While we believe demand for our Soffe and Junkfood products is good, we do expect our fourth quarter revenue in these businesses to be down from the prior year when we had very strong results. The initial build of Junkfood product to The Gap and our primary shipment of the Navy PT uniform by Soffe positively impacted the fourth quarter of the prior year and will not be repeated this year. However, the retail-ready segment continues to acquire new license agreements and to add new customer relationships, building the foundation for further growth in the future.

We were pleased to complete the acquisition of The Game® and Kudzu® brands during the first week of our fourth quarter. Under our new subsidiary, To The Game, LLC, we will continue this headwear business, allowing us to increase sales of branded and licensed products and become a more important partner with many of our key license holders. We believe there are marketing opportunities with many of the distribution channels we currently serve and that by utilizing our vertical apparel manufacturing platform, The Game®, best known for headwear, could become an important apparel brand for us.
The overall retail climate is difficult and we continue to remain cautious about our short-term business prospects due to heightened risk in the apparel marketplace and the economy in general. We are focusing on continued improvements in the day to day execution of our business operations and have completed several important strategic initiatives that should ultimately build value for our shareholders.
EARNINGS GUIDANCE
For the fiscal year ending June 27, 2009, we have narrowed our expectation for net sales to be in the range of $350 to $360 million and earnings to be in the range of $0.70 to $0.80 per diluted share. This compares to our fiscal year 2008 sales of $322 million and a loss of ($0.06) per diluted share, inclusive of ($0.39) of costs associated with the textile restructuring plan.
In determining our expectations for fiscal year 2009, we believe we have taken into consideration the heightened risk factors relating to the general slowdown of the U.S. economy and slowing consumer demand for apparel. However, significant further deterioration in the economy may negatively impact our ability to achieve our expectations.
RESULTS OF OPERATIONS
Net sales for the third quarter of fiscal year 2009 increased 13.7% to $85.7 million compared to $75.4 million for the third quarter of the prior year. The activewear segment, which is comprised of the Delta and FunTees businesses, reported sales of $53.3 million for the three months ended March 28, 2009, an increase of 32.1% over the prior year third quarter sales of $40.3 million. Sales in the FunTees business increased 70.7% as it received more programs and a higher percentage of full-package products from its customers as a result of improved quality and performance over the last several quarters. Sales in our retail-ready segment, which is comprised of Soffe and Junkfood, were $32.4 million, a 7.6% decrease from the prior year third quarter. The Junkfood and Soffe businesses both experienced reduced sales as retailers reduced orders to lower their inventory investment after the weak holiday season and with continued expectation of reduced consumer spending in the future. The Soffe business also declined in its military business, as the prior year included sales from the introduction of the new Navy PT uniform, which resulted in a spike in military sales in the third and fourth fiscal quarters of 2008.
Sales for the first nine months of fiscal year 2009 increased 15.6% to $250.5 million, an increase of $33.8 million over the same period of fiscal year 2008. The sales increase was driven by organic growth in each of our four business units.
Gross profit as a percentage of net sales was 19.6% in the third quarter of fiscal year 2009 compared to 20.8% in the third quarter of the prior year primarily due to a higher percentage of activewear sales during the quarter compared to the prior year, lowering gross margins by approximately 260 basis points. This decline from the mix of sales was partially offset by improved margins in the activewear segment driven by higher prices in the private label business and overall improved manufacturing results. In addition, the prior year third quarter included $0.9 million in restructuring related expenses, lowering the gross margin by approximately 115 basis points. Gross profit for the first nine months of fiscal year 2009 was 20.8%, a 250 basis points increase over the first nine months of fiscal 2008. During the first nine months of fiscal 2008, we expensed $4.9 million in restructuring related expenses which resulted in a 220 basis point reduction in gross profit as a percent of sales for that period. Our gross margins may not be comparable to other companies, since some companies include costs related to their distribution network in cost of goods sold and we exclude a portion of those costs from gross margin and instead include them in selling, general and administrative expenses.
Selling, general and administrative expenses, including the provision for bad debts, for the third quarter of fiscal year 2009 were $14.5 million, or 16.9% of sales, compared to $14.6 million, or 19.4% of sales, for the same period in the prior year. The decrease in selling, general and administrative expenses as a percent of sales was due to a lower mix of branded products, which have higher selling and marketing costs associated with them. For the first nine months of fiscal year 2009, our selling, general and administrative expenses were $45.9 million, or 18.3% of sales, compared to $42.2 million, or 19.5% of sales, for the same period last year. The leveraging of our fixed costs over an increased sales base resulted in a reduction in selling, general and administrative expenses as a percentage of sales compared to the first nine months of fiscal year 2008.
Operating income for the third quarter of fiscal year 2009 was $2.3 million, an increase of $1.2 million over the third quarter of the prior year, which included $0.9 million of restructuring related expenses. The first nine months of fiscal year 2009 generated $6.2 million in operating income, an increase of $8.9 million over the same period for fiscal year 2008. The operating loss for the first nine months of fiscal year 2008 included restructuring related expenses of $4.9 million.
Net interest expense for the third quarter of fiscal year 2009 was $1.0 million, a reduction of $0.6 million in comparison to the third quarter of fiscal year 2008. Through the first nine months of fiscal 2009, we incurred $3.7 million in net interest expense, a $1.0 million reduction from the first nine months of fiscal year 2008. Although our average debt level for the third quarter and first nine months of fiscal year 2009 was higher than for the same periods last year, reduced interest rates on our variable rate debt resulted in lower interest expense.
Our effective income tax rate for the nine months ended March 28, 2009 was 5.1%, compared to an effective tax rate of 56.0% for the fiscal year ended June 28, 2008. On December 31, 2008, we completed a change in the legal entity structure of M.J. Soffe from a corporation to a limited liability company. The change in legal structure allows us to use Delta Apparel’s state net operating loss carryforwards and therefore we reversed a portion of our tax valuation allowance, resulting in a tax benefit of $0.4 million, which was recognized during the quarter ended December 27, 2008. Excluding the $0.4 million adjustment to our tax valuation allowance, our effective tax rate for the nine months ended March 28, 2009 was 20.0%. In fiscal year 2008, we donated our Fayette, Alabama facility to a charitable organization and recognized a $0.2 million tax benefit. Our effective tax rate is subject to significant changes based on the jurisdiction and the percentage of earnings and losses in domestic and foreign taxable and tax-free locations relative to the total pre-tax income (loss) in a given period.
Accounts receivable decreased $12.3 million from June 28, 2008 to $49.7 million on March 28, 2009. The decrease in accounts receivable was primarily the result of lower sales during the third quarter of fiscal year 2009 in comparison to the fourth quarter of fiscal year 2008 combined with a reduction in the number of days sales outstanding from 50 days as of June 28, 2008 to 47 days as of March 28, 2009.
Inventories increased $11.8 million from June 28, 2008 to $136.5 million on March 28, 2009 due to the normal build in inventory associated with the seasonality of our business. We expect inventory levels to begin declining during the fourth quarter to levels consistent with June 28, 2008 as we continue to match production levels with our sales projections and are further prepared to reduce manufacturing levels in our fourth fiscal quarter as required in order to avoid building unnecessary inventory.
Capital expenditures in the third quarter of fiscal year 2009 were $0.7 million compared to $2.9 million in the third quarter of the prior year. Expenditures for the third quarter of fiscal year 2009 were primarily for continued improvements in our information technology in our retail-ready and activewear segments and capital expenditures intended to lower costs in our manufacturing facilities in our activewear segment. Total capital expenditures for the first nine months of fiscal year 2009 were $2.7 million compared to $12.7 million over the same period last year. Capital expenditures in the third quarter and first nine months of fiscal year 2008 primarily related to purchasing new equipment for our Honduran textile facility. Total capital expenditures are expected to be between $3 million and $4 million for fiscal year 2009.
LIQUIDITY AND CAPITAL RESOURCES
Our primary cash needs are for working capital and capital expenditures. In addition, in the future we may use cash to fund share repurchases under our Stock Repurchase Program or to pay dividends.
On September 21, 2007, we entered into a Third Amended Loan and Security Agreement (the “Amended Loan Agreement”) with Wachovia Bank, National Association, as Agent, and the financial institutions named in the Amended Loan Agreement as Lenders. The amended agreement increased our credit facility by $10 million to $100 million (subject to borrowing base limitations based on the value and type of collateral provided) and extended the maturity of the loans to September 21, 2012. Proceeds of the loans may be used for general operating, working capital, and other corporate purposes, and to finance fees and expenses under the facility. The credit facility is secured by a first priority lien on substantially all of the real and personal property of Delta Apparel, Junkfood, Soffe, and To The Game, LLC. All loans under the Amended Loan Agreement bear interest at rates based on either an adjusted LIBOR rate plus an applicable margin or the bank’s prime rate plus an applicable margin. The facility requires installment payments of approximately $0.2 million per month in connection with fixed asset amortizations, and these amounts reduce the amount of availability under the facility.
Our credit facility contains limitations on, or prohibitions of, cash dividends. We are allowed to make cash dividends in amounts such that the aggregate amount paid to shareholders since May 16, 2000 does not exceed twenty-five percent (25%) of our cumulative net income calculated from May 16, 2000 to the date of determination. At March 28, 2009 and June 28, 2008, there was $10.7 million and $10.1 million, respectively, of retained earnings free of restrictions for the payment of dividends
Our credit facility includes the financial covenant that if the amount of availability falls below $10 million, our Fixed Charge Coverage Ratio (as defined in the Amended Loan Agreement) for the preceding 12 month period must not be less than 1.10 to 1.0 and otherwise includes customary conditions to funding, covenants, and events of default. During the quarter ended March 28, 2009, our Fixed Charge Coverage Ratio exceeded the 1.10 to 1.0 requirement allowing access to, if needed, the total amount of availability provided for under the Amended Loan Agreement. As of March 28, 2009, our Fixed Charge Coverage Ratio was 2.50 for the preceding 12 months and we expect to continue to meet the Fixed Charge Coverage Ratio for fiscal year 2009. At March 28, 2009, we had the ability to borrow an additional $9.9 million under the credit facility. In addition, we had $5.7 million of suppressed availability, where our borrowing ability on our assets exceeded our $100 million credit limit.

The credit facility contains a subjective acceleration clause and a “springing” lockbox arrangement (as defined in EITF 95-22), whereby remittances from customers are forwarded to our general bank account and do not reduce the outstanding debt until and unless a specified event or an event of default occurs. Pursuant to EITF 95-22, we classify borrowings under the facility as non-current debt.
At March 28, 2009, we had $88.2 million outstanding under our credit facility with Wachovia Bank, National Association, at an average interest rate of 2.57%.
On March 30, 2009 we invoked the “accordion” feature in our loan agreement, amending the credit facility to increase the maximum line of credit from $100 million to $110 million and adding PNC Bank, National Association to the syndicate of lenders under the facility, with a $10 million commitment. The amendment did not otherwise materially change the terms or provisions of the facility.
In addition to our credit facility with Wachovia Bank, National Association, we had a seller note payable to the former Junkfood shareholders pursuant to the Asset Purchase Agreement dated as of August 22, 2005. During the quarter ended September 27, 2008, we made the third and final debt payment to the former Junkfood shareholders.
In the fourth quarter of fiscal year 2007, we entered into a loan agreement with Banco Ficohsa, a Honduran bank, for our capital expansion in Honduras. The loan is secured by a first-priority lien on the assets of our Honduran operations. During the first quarter of fiscal year 2009, the loan was amended to a fixed interest rate of 6% until June 2010, at which time the interest rate increases to 6.5% for the remainder of the term. The loan is payable monthly, has a five-year term and is denominated in U.S. dollars. At March 28, 2009, we had $11.2 million outstanding on this loan.
As part of the consideration to be paid in connection with the acquisition of Junkfood, additional amounts are payable to the Junkfood sellers during each of fiscal years 2007, 2008, 2009, and 2010 if financial performance targets are met by Junkfood during the period beginning on August 22, 2005 and ending on July 1, 2006 and during each of the three fiscal years thereafter (ending on June 27, 2009). During the quarter ended September 27, 2008, an earnout payment in the amount of $2.6 million was paid to the Junkfood sellers based on the performance of Junkfood for the fiscal year ended June 28, 2008. Based on our current projections, we do not anticipate paying an earnout payment for fiscal year 2009. Any contingent consideration that may be earned related to the earnout period ending June 27, 2009 will be accrued on June 27, 2009, when the contingency has been resolved.
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
On April 2, 2007, we entered into an interest rate swap agreement and an interest rate collar agreement to manage our interest rate exposure and effectively reduce the impact of future interest rate changes. Both agreements mature (or expire) on April 1, 2010. By entering into the interest rate swap agreement, we effectively converted $15.0 million of floating rate debt under our credit facility to a fixed obligation with a LIBOR rate at 5.06%. By entering into the interest rate collar agreement, we effectively provided a cap of 5.5% and a floor of 4.33% on LIBOR rates on $15.0 million of floating rate debt under our credit facility. We have assessed these agreements and concluded each swap and collar agreement matches the exact terms of the underlying debt to which it is related, allowing for perfectly-effective hedges.
Changes in the derivatives’ fair values are deferred and are recorded as a component of accumulated other comprehensive income (“AOCI”), net of income taxes, until the underlying transaction is recorded. When the hedged item affects income, gains or losses are reclassified from AOCI to the Consolidated Statements of Operations interest income/expense. The changes in fair value of the interest rate swap and collar agreements resulted in AOCI, net of taxes, of a loss of $0.7 million as of March 28, 2009.
On April 1, 2009, we entered into an interest rate swap agreement which effectively converted $15.0 million of floating rate debt under our credit facility to a fixed obligation with a LIBOR rate of 1.57%. This agreement will mature (or expire) on April 1, 2011. We have assessed this agreement and concluded that the swap matches the exact terms of the underlying debt to which it is related and therefore is considered a perfectly-effective hedge.
Operating Cash Flows
Net cash provided by operating activities was $8.8 million for the first nine months of fiscal year 2009, compared to cash used in operating activities of $11.1 million in the first nine months of fiscal year 2008. Our cash flows from operating activities are primarily our net income plus depreciation and amortization and non-cash compensation costs and changes in working capital. We monitor changes in working capital by analyzing our investment in accounts receivable and inventories and by managing our accounts payable. During the first nine months of fiscal year 2009, our net cash provided by operating activities was primarily from our net income plus depreciation and amortization and decreases in accounts receivable, partially offset by an increase in inventories. The cash used in operating activities during the first nine months of fiscal year 2008 was primarily from our net loss less depreciation and amortization and increased inventory levels, partially offset by lower accounts receivable.
Investing Cash Flows
Capital expenditures for the first nine months of fiscal year 2009 were $2.7 million compared to $12.7 million for the first nine months of the prior year. Expenditures for the first nine months of fiscal year 2009 were primarily due to continued improvements in our information technology in our retail-ready and activewear segments and capital expenditures intended to lower costs in our manufacturing facilities in our activewear segment. In addition, during the first quarter of fiscal year 2009, we paid an earnout payment of $2.6 million to the former Junkfood shareholders based on the performance of Junkfood for the fiscal year ended June 28, 2008. Capital expenditures in the first nine months of fiscal year 2008 primarily related to purchasing new equipment for our Honduran textile facility.
Financing Activities
For the first nine months of fiscal year 2009, cash used by financing activities was $3.0 million, primarily related to payments under our revolving credit facility with Wachovia Bank, National Association. During the nine months ended March 29, 2008, cash provided by financing activities was $23.6 million, primarily related to proceeds from our revolving credit facility and proceeds from our secured loan in Honduras with Banco Ficohsa.
On March 30, 2009 we invoked the “accordion” feature in our loan agreement, amending the credit facility to increase the maximum line of credit from $100 million to $110 million and adding PNC Bank, National Association to the syndicate of lenders under the facility, with a $10 million commitment. The amendment did not otherwise materially change the terms or provisions of the facility.
Based on our expectations, we believe that our $110 million credit facility should be sufficient to satisfy our foreseeable working capital needs, and that the cash flow generated by our operations and funds available under our credit facility should be sufficient to service our debt payment requirements, to satisfy our day-to-day working capital needs, and to fund our planned capital expenditures. Any material deterioration in our results of operations, however, may result in our losing the ability to borrow under our credit facility and to issue letters of credit to suppliers, or may cause the borrowing availability under the facility to be insufficient for our needs.
Purchases by Delta Apparel of its Own Shares
Our Board of Directors has authorized the Company’s management to use up to $15 million to repurchase Company stock in open market transactions under our Stock Repurchase Program. We did not purchase any shares of our common stock during the nine months ended March 28, 2009. Since the inception of the Stock Repurchase Program, we have purchased 1,024,771 shares of our common stock pursuant to the program for an aggregate of $9.1 million. As of March 28, 2009, $5.9 million remained available for future purchases under our Stock Repurchase Program.
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

On September 29, 2008 and December 16, 2008, the North Carolina Department of Environment and Natural Resources, Division of Water Quality (“DWQ”) issued Notices of Violation regarding exceedances of effluent limitations in the National Pollutant Discharge Elimination System (“NPDES”) permit for our Maiden, North Carolina textile plant. These notices were based on self-monitoring reports submitted by us to the DWQ. The exceedances related to the permit limit of average monthly gallons of water discharged for April, May and August 2008. The notice states that remedial actions, if not already implemented, should be taken to correct any problems. We have already taken actions to reduce the amount of water used in the facility and are working with DWQ on additional actions. Although the DWQ could pursue penalties for these violations and any additional violations, we do not believe that any penalties resulting from these violations would be material to our results of operations or cash flows.
We incur capital and other expenditures annually to achieve compliance with environmental standards. Generally, the environmental rules applicable to our business are becoming increasingly stringent; however, we do not expect the amount of these expenditures will have a material adverse affect on our operations, financial condition or liquidity. There can be no assurance, however, that future changes in federal, state, or local regulations, interpretations of existing regulations or the discovery of currently unknown problems or conditions will not require substantial additional expenditures. Similarly, the extent of our liability, if any, for past failures to comply with laws, regulations and permits applicable to our operations cannot be determined though we are not aware of any such past violations.
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
Yarn with respect to which we had fixed cotton prices at March 28, 2009 was valued at $21.6 million, and was scheduled for delivery between April 2009 and September 2009. At March 28, 2009, a 10% decline in the market price of the cotton covered by our fixed price yarn would have had a negative impact of approximately $1.6 million on the value of the yarn. At June 28, 2008, a 10% decline in the market price of the cotton covered by our fixed price yarn would have had a negative impact of approximately $1.0 million on the value of the yarn. The impact of a 10% decline in the market price of the cotton covered by our fixed price yarn would have been greater at March 28, 2009 than at June 28, 2008 due primarily to our increased commitments at March 28, 2009 as compared to June 28, 2008.
We may use derivatives, including cotton option contracts, to manage our exposure to movements in commodity prices. We do not designate our cotton option contracts as hedge instruments upon inception. Accordingly, we mark to market changes in the fair market value of the options as other income or expense in the statements of income. We did not own any cotton option contracts on March 28, 2009.
INTEREST RATE SENSITIVITY
Our credit agreement provides that outstanding amounts bear interest at variable rates. If the amount of outstanding indebtedness at March 28, 2009, under the revolving credit facility, had been outstanding during the entire three months ended March 28, 2009 and the interest rate on this outstanding indebtedness were increased by 100 basis points, our interest expense would have increased by approximately $0.2 million, or 21.6% of actual interest expense, during the quarter. This compares to what would have been an increase of $0.9 million, or 14.6% of actual interest expense, for fiscal year 2008, or an average of $0.2 million per quarter, based on the outstanding indebtedness at June 28, 2008. The actual change in interest expense resulting from a change in interest rates would depend on the magnitude of the increase in rates and the average principal balance outstanding.
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

Changes in the derivatives’ fair values are deferred and recorded as a component of accumulated other comprehensive income (“AOCI”) until the underlying transaction is recorded. When the hedged item affects income, gains or losses are reclassified from AOCI to the Consolidated Statements of Income as interest income/expense. The changes in fair value of the interest rate swap and collar agreements resulted in an accumulated other comprehensive loss, net of taxes, of $0.7 million as of March 28, 2009.
On April 1, 2009, we entered into an interest rate swap agreement which effectively converted $15.0 million of floating rate debt under our credit facility to a fixed obligation with a LIBOR rate of 1.57%. This agreement will mature (or expire) on April 1, 2011.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 28, 2009 and, based on the evaluation of these controls and procedures, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the evaluation date.
Changes in Internal Control Over Financial Reporting
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated whether any change in our internal control over financial reporting occurred during the third quarter of fiscal year 2009. Based on that evaluation, we have concluded that there has been no change in our internal control over financial reporting during the third quarter of fiscal year 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

DELTA APPAREL, INC.
(Registrant)

May 1, 2009	By:	/s/ Deborah H. Merrill
Date		Deborah H. Merrill
Vice President, Chief Financial Officer and Treasurer