Form 10-K
period 2009-06-27
DELTA APPAREL INC
filed 2009-08-28
CIK 1101396

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Fiscal Year Ended June 27, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File No. 1-15583
DELTA APPAREL, INC.
(Exact name of registrant as specified in its charter)

Georgia	58-2508794
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)
322 South Main Street
Greenville, SC 29601
(Address of principal executive offices) (zip code)
Registrant’s telephone number, including area code: (864) 232-5200
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.01	NYSE Amex
Securities registered pursuant to Section 12(g) of the Act:
None
Indicate by check mark if the registrant is a well-known seasoned filer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑.
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑.
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐.
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑.
The aggregate market value of the shares of common stock held by non-affiliates of the registrant, based on the closing price for the common stock on the NYSE Amex exchange on December 26, 2008, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $21.3 million. For the purpose of this response, the registrant has assumed that its directors, corporate officers and beneficial owners of 5% or more of its common stock are the affiliates of the registrant.
Number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of August 26, 2009: 8,502,699
DOCUMENTS INCORPORATED BY REFERENCE
Certain information required in Part III of this Form 10-K shall be incorporated from the registrant’s definitive Proxy Statement to be filed pursuant to Regulation 14A for the registrant’s 2009 Annual Meeting of Shareholders currently scheduled to be held on November 12, 2009.

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
The forward-looking statements in this Annual Report are based on our expectations and are necessarily dependent upon assumptions, estimates and data that we believe are reasonable and accurate but may be incorrect, incomplete or imprecise. Forward-looking statements are also subject to a number of business risks and uncertainties, any of which could cause actual results to differ materially from those set forth in or implied by the forward-looking statements. The risks and uncertainties include, among others, the general U.S. and international economic conditions; changes in consumer confidence, consumer spending, and demand for apparel products; the ability of our brands and products to meet consumer preferences within the prevailing retail environment; the financial difficulties encountered by our customers and higher credit risk exposure; the competitive conditions in the apparel and textile industries; changes in environmental, tax, trade, employment and other laws and regulations; the uncertainty of raw material and energy prices; changes in the economic, political and social stability at our offshore locations; the relative strength of the United States dollar as against other currencies and other risks and uncertainties as described under the subheading “Risk Factors” below and are beyond our control. Accordingly, any forward-looking statements do not purport to be predictions of future events or circumstances and may not be realized.
We do not undertake publicly to update or revise the forward-looking statements even if it becomes clear that any projected results will not be realized.
PART I
ITEM 1. BUSINESS
“Delta Apparel”, the “Company,” “we,” “us” and “our,” are used interchangeably to refer to Delta Apparel, Inc. together with its domestic wholly-owned subsidiaries, including M. J. Soffe, LLC, a North Carolina limited liability company (“Soffe”), Junkfood Clothing Company, a Georgia corporation (“Junkfood”), and To The Game, LLC, a Georgia limited liability company (“To The Game”), and other international subsidiaries, as appropriate to the context.
Additional information about the Company, which is not a part of this Annual Report, is available at www.deltaapparelinc.com. Our reports filed with the Securities and Exchange Commission may be found on this website.
OVERVIEW
Delta Apparel is an international design, manufacturing, sourcing and marketing company that features a diverse portfolio of high quality branded and private label activewear apparel and headwear. We specialize in selling a variety of casual and athletic products through most distribution channels for these types of goods. Our products are sold to specialty and boutique shops, upscale and traditional department stores, mid-tier retailers, sporting goods stores, screen printers, and private label accounts. In addition, we sell certain products to college bookstores and to the U.S. military. Our products are also available direct to consumers on our websites at www.soffe.com, www.deltaapparel.com and www.junkfoodclothing.com. Our headwear products can be viewed at www.2thegame.com. We believe this diversified distribution allows us to capitalize on our strengths to provide casual activewear and headwear to consumers purchasing from all types of retailers.
We design and manufacture the majority of our products ourselves, which allows us to provide our customers with consistent, high quality products. Our manufacturing operations are located in North Carolina, El Salvador, Honduras, and Mexico. We also use foreign and domestic contractors as additional sources of production. Our distribution facilities are strategically located throughout the United States to better serve our customers.

We were incorporated in Georgia in 1999 and our headquarters is located at 322 South Main Street, Greenville, SC 29601 (telephone number: 864-232-5200). Our common stock trades on the NYSE Amex exchange under the symbol “DLA”.
We operate on a 52-53 week fiscal year ending on the Saturday closest to June 30. The 2009, 2008 and 2007 fiscal years were 52-week years and ended on June 27, 2009, June 28, 2008, and June 30, 2007, respectively.
Effective on December 31, 2008, our wholly-owned subsidiary, M.J. Soffe, Co., converted from a North Carolina corporation to a North Carolina limited liability company and changed its name to M.J. Soffe, LLC.
ACQUISITIONS AND BUSINESS DEVELOPMENTS
To The Game Acquisition
Effective on March 29, 2009, through our new wholly-owned subsidiary, To The Game, LLC, we acquired substantially all of the assets of Gekko Brands, a premier supplier of licensed and decorated headwear sold under the brands of “The Game®” and “Kudzu®” (the “To The Game Acquisition”). We are operating To The Game, headquartered in Phenix City, Alabama, as a separate business within our Retail-Ready segment. The Game® and Kudzu® have extensive license agreements, including agreements with most major colleges and universities, motorsports properties, Churchill Downs, and various resort properties.
We purchased associated inventory, accounts receivables, trademarks, and fixed assets of the business, and assumed certain liabilities. No value was assigned to fixed assets, goodwill or intangibles with the purchase. The aggregate consideration paid for the To The Game Acquisition was $5.7 million in cash, consisting of $5.0 million paid at closing and an additional $0.7 million paid subsequent to our fiscal year end.
The acquisition was financed through our asset-based secured revolving credit facility. In conjunction with the acquisition, we exercised the accordion feature under our existing credit facility, increasing our maximum line of credit to $110 million, subject to borrowing base restrictions.
Closing of U.S. Textile Operation
On January 28, 2009, we announced our plans to close our textile manufacturing plant in Fayetteville, North Carolina and we ceased production at that plant in May 2009. We consolidated this textile production into our operations in Maiden, North Carolina and our Ceiba Textiles facility in Honduras. The closing of this operation leaves us with only one remaining U.S. textile production operation, our Maiden facility. We expect that the closing of our Fayetteville, North Carolina textile operation will save us approximately $1 million annually, and we should begin realizing the savings in our results of operations in the second half of fiscal year 2010.
Restructuring Plan
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

In July 2007, we announced plans to close our manufacturing facility in Fayette, Alabama, and we ceased production at the facility in September 2007. During our fourth quarter of fiscal year 2007, we recorded a $1.5 million impairment charge, or $0.11 per diluted share, related to impairment on the plant and equipment in Fayette, Alabama. During the first half of fiscal year 2008, we incurred expenses totaling $1.0 million, or $0.08 per diluted share, associated with the closing of this textile facility.
In connection with the integration of the textile operations of the FunTees business into our Maiden, North Carolina textile facility, we expensed start-up and excess manufacturing costs totaling $7.7 million, or $0.59 per diluted share, during fiscal years 2007 and 2008. In addition, during fiscal year 2008, we expensed $1.6 million, or $0.12 per diluted share, associated with the start-up of our Honduran textile facility, Ceiba Textiles.
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
We integrated the FunTees textile operations into our Maiden, North Carolina facility during fiscal year 2007 and have maintained the FunTees offshore cutting, sewing and decorating facilities located in El Salvador and Campeche, Mexico. FunTees, a division of our Activewear segment, designs, manufactures, embellishes, and sells private label custom knit t-shirts primarily to major branded sportswear companies. We believe the strength of FunTees lies in its long-term customer relationships, built through providing them with quality products and service levels that meet their demands. We achieve this through our flexibility to custom-manufacture products in a variety of garment styles, fabrics and colors. We can decorate and package these products for retail in our offshore facilities, offering quality garments at competitive prices.
Offshore Textiles
During fiscal year 2007, we began our offshore textile manufacturing initiatives. In November 2007, we began production at Ceiba Textiles, our state-of-the-art textile facility located in the Green Valley Industrial Park near San Pedro Sula, Honduras. At this facility, we knit, dye, finish and cut fabrics for apparel for business units within both our Activewear and Retail-Ready segments. We are leasing the building from the Green Valley Industrial Park. We have a 15% ownership in the joint venture that constructed and operates the Green Valley Industrial Park (“Green Valley Joint Venture”). In addition to transferring some of our existing equipment from the United States, we invested $16.7 million in new equipment for the facility. Of the capital invested in the facility, $15.0 million is being financed through a local Honduran bank. In June 2008, we reached our initial goal of 500,000 pounds of production per week and continued the build of production in fiscal year 2009, reaching the capacity with the existing equipment of approximately 750,000 pounds per week. At this production level, the facility is saving us approximately $3.5 million annually over U.S. production costs. We should realize this savings in our results of operations in fiscal year 2010.
We can further expand our capacity at Ceiba Textiles to one million pounds per week with an estimated capital investment of $2 million to $3 million for additional equipment. We believe that we could save an additional $4 million annually compared to U.S. textile cost with this expansion. We expect to begin this expansion if we build product demand to support the increased production.
Junkfood Acquisition
On August 22, 2005, we acquired substantially all of the assets and properties of Liquid Blaino Designs, Inc. d/b/a Junkfood Clothing, a California-based designer, distributor and marketer of branded apparel. Junkfood has gained brand recognition through its soft, weathered fabrications incorporating retro and contemporary pop culture images as well as original artwork. We operate Junkfood, headquartered in Los Angeles, California, as a separate business within our Retail-Ready segment. At closing, we paid $20 million in cash and issued a promissory note to the sellers for $2.5 million. The purchase price was subject to a post-closing adjustment of $4.4 million based on the actual working capital purchased, which we paid in fiscal year 2006. Also, additional amounts were payable to the Junkfood sellers if performance targets were met by Junkfood during the period beginning on August 22, 2005 and ending on July 1, 2006 and during each of the three fiscal years thereafter ending on June 27, 2009 (the “Earnout Provisions”). These amounts were payable in the first quarter of the fiscal year subsequent to attaining the performance target. In fiscal years 2009 and 2007, we paid approximately $3.3 million and $2.6 million, respectively, as a result of the Earnout Provisions. Performance targets were not met for the earnout periods ended June 30, 2007 or June 27, 2009.
Soffe Acquisition
On October 3, 2003, we acquired all of the outstanding stock of M. J. Soffe Co., a North Carolina corporation. M.J. Soffe, Co. was founded in 1946 and has a long history of profitability and growth in the branded activewear market. The Soffe® brand is well recognized at sporting goods retailers and department stores. In addition, Soffe supplies college bookstores and produces activewear products for the U.S. military. We operate Soffe, headquartered in Fayetteville, North Carolina, as a separate business within our Retail-Ready segment. In connection with the acquisition, we paid approximately $43.5 million in cash, issued a promissory note to the selling individuals in the aggregate principal amount of $8.0 million and paid approximately $8.5 million to satisfy all outstanding bank debt of M. J. Soffe Co. Also, additional amounts were payable to the selling individuals in cash during each of fiscal years 2005, 2006 and 2007 if specified financial performance targets were met by M. J. Soffe Co. during annual periods beginning on September 28, 2003 and ending on September 30, 2006 (the “Earnout Amounts”). In fiscal years 2007, 2006 and 2005, we paid approximately $2.3 million, $1.5 million and $1.0 million, respectively, in Earnout Amounts.
BUSINESS SEGMENTS
We operate our business in two distinct segments: Activewear and Retail-Ready. Although the two segments are similar in their production processes and regulatory environment, they are distinct in their economic characteristics, products and distribution methods.
The Activewear segment comprises our business units primarily focused on garment styles that are characterized by low fashion risk and includes our Delta and FunTees businesses. We market, distribute and manufacture unembellished knit apparel under the brands of “Delta Pro Weight®”, “Delta Magnum Weight™” and “Quail Hollow™.” The products are primarily sold to screen printing companies. In addition, we manufacture products under private labels for retailers, corporate industry programs and sports licensed apparel marketers. The unembellished and embellished private label apparel products, including custom knit t-shirts to major branded sportswear companies, that our FunTees operations manufacture are included in the Activewear segment since the FunTees Acquisition on October 2, 2006.
The Retail-Ready segment comprises our business units primarily focused on more specialized apparel garments and headwear to meet consumer preferences and fashion trends and includes our Soffe, Junkfood and To The Game businesses. These embellished and unembellished products are sold through specialty and boutique stores, high-end and mid-tier retail stores and sporting goods stores. In addition to these retail channels, we also supply college bookstores and produce products for the U.S. military. To The Game is included in the Retail-Ready segment as of March 29, 2009. Our products in this segment are marketed under our primary brands of “Soffe®”, “Intensity Athletics®”, “Junk Food®”, “The Game®” and “Kudzu®”, as well as other labels.
See Note 13 of the Notes to Consolidated Financial Statements for financial information regarding segment reporting, which information is incorporated herein by reference.
PRODUCTS
We specialize in selling a variety of casual and athletic products through most distribution channels for these types of goods. We sell our products to specialty and boutique shops, upscale and traditional department stores, mid-tier retailers, sporting goods stores, screen printers, and private label accounts. In addition, we sell certain products to college bookstores and to the U.S. military. Our products are also available direct to consumers on our websites at www.soffe.com, www.deltaapparel.com and www.junkfoodclothing.com, and our headwear products can be viewed at www.2thegame.com. We believe this diversified distribution allows us to capitalize on our strengths to provide casual activewear and headwear to consumers purchasing from all types of retailers.
Our Activewear segment markets high quality knit apparel garments for the entire family. These garments are marketed under the Delta Pro Weight®, Delta Magnum Weight™, and Quail Hollow™ brand names. The Pro Weight line represents a diverse selection of mid-weight, 100% cotton silhouettes. Short sleeve and long sleeve tees are available in youth and adult sizes in a variety of colors, including our new neon color offerings. The Magnum Weight line is designed to give our customers a variety of silhouettes in a heavier-weight, 100% cotton fabric. Products in this category include short sleeve and long sleeve silhouettes in a wide range of colors, available from the size 2-Toddler to adult sizes up to 5X. The Quail Hollow™ line includes ladies and junior tees. The ladies and juniors programs feature an assortment of styles developed specifically for misses, plus sizes and young juniors, including our new semi sheer girls tee, tank tops and semi sheer capped sleeved tees for juniors, and snap tees for infants. Quail Hollow™ also offers a trendy slim fitting tee for adults. Through FunTees we expanded our business of designing, manufacturing, marketing, and selling private label custom knit t-shirts, including embellished products, primarily to major branded sportswear companies. We have the ability to provide our customers with products that they can direct ship to the retailer without further packaging enhancements (hangers, tags, wrappings). We now offer, under the FunTees label, our new Recycled Tee and eco-friendly Organic Tee.
Our Retail-Ready segment markets more specialized fashion apparel garments and headwear. Our Soffe business designs and produces shorts, t-shirts, jersey and fleece apparel that are available in a wide variety of colors and sizes, including toddlers’, boys’, girls’, men’s, women’s and big & tall. We believe that the shorts that are branded with the Soffe® label enjoy a very loyal following among teenage and adolescent girls, many of whom are involved in cheerleading and dance teams. During the 2006 fiscal year, we also added sports team uniforms to our product line, under the Intensity Athletics® label. We believe that Soffe is also a leader in product innovation as demonstrated by our Dri-release™ offerings. Dri-release™ is a microblend performance fiber that is engineered to offer cotton-like comfort with quick dry properties to wick perspiration away from the skin. Soffe also offers performance apparel with quick-drying WicAway fabrics. The addition of To The Game in fiscal year 2009 expanded the product offering to include innovatively designed headwear marketed under The Game® and Kudzu® brands. With the addition of Junkfood Clothing Company in fiscal year 2006, our Retail-Ready segment includes vintage licensed apparel for juniors, men, boys and children. The Junk Food® product line, including Junk Mail® and Sweet and Sour®, has distinct and innovative designs and styles.
MARKETING
Our marketing is performed by employed sales personnel and independent sales representatives located throughout the country. In the Retail-Ready segment, our sales force services the retail direct, sporting goods, military, private label, department store and college bookstore customer bases. We also have a growing international presence with our Junkfood products in Canada, Europe, Asia and Australia. In the Activewear segment, our employed sales personnel sell our knit apparel products primarily direct to large and small screen printers and, to a lesser extent, into the promotional markets. Our private label products are sold primarily to major branded sportswear companies.
During fiscal year 2009, we served approximately 12,000 customers. No single customer accounted for more than 10% of our sales in fiscal years 2009, 2008 or 2007. Part of our strategy is not to become dependent on any single customer. Substantially all of our revenues have been generated from domestic sales. For fiscal years 2009, 2008 and 2007, revenue attributable to foreign countries was approximately 2.3%, 2.5% and 1.0%, respectively, of total consolidated revenues.
The majority of our apparel products are produced based on forecasts to permit quick shipments to our customers. Private label programs are generally made only to order or based on our customer’s forecast. Our headwear products are primarily sourced based on customer orders; however we carry certain styles in inventory to support quick-turn shipments. We offer same-day shipping on our catalog goods within our Activewear segment, and both segments use third party carriers to ship products to our customers. In order to better serve our customers, we allow products to be ordered by the piece, by the dozen, or in full case quantities. Because a significant portion of our business consists of at-once EDI and direct catalog orders, we believe that backlog order levels do not give a general indication of future sales.
COMPETITION
We sell our products in highly competitive domestic and international markets in which numerous United States-based and foreign apparel firms compete. Many of these competitors are larger and have greater financial resources than we do. Competition in our Activewear segment for catalog goods is generally based upon price, service, delivery time, quality and flexibility, with the relative importance of each factor depending upon the needs of particular customers and the specific product offering. For the private label market, quality and service are more important factors for customer choice. We believe that competition within our branded lines in our Retail-Ready segment is based primarily upon design, brand recognition, and consumer preference. Our strategy for Soffe includes sustaining the strong reputation of Soffe and adapting our product offerings to changes in fashion trends and consumer preferences. Junkfood continues to build strong brand recognition by providing unique artwork and designs, primarily with licensed properties. To The Game focuses on building its brands by providing its customers with innovatively designed, customized premium headwear. We partner with collegiate baseball coaches to promote The Game® headwear, which we believe is building a loyal following. We believe that our favorable competitive aspects include strong consumer recognition and loyalty to our brands, the high quality of our products, and our flexibility and process control, which helps lead to product consistency. Our ability to remain competitive in the areas of quality, price, design, marketing, product development, manufacturing, and distribution will, in large part, determine our future success.
SEASONALITY
Although our various product lines are sold on a year-round basis, the demand for specific products or styles reflects some seasonality, with sales during our first and fourth fiscal quarters generally being the highest, and sales during our second fiscal quarter generally being the lowest. The percentage of net sales by quarter for the year ended June 27, 2009 was 26%, 21%, 24% and 29% for the first, second, third, and fourth fiscal quarters, respectively. The apparel industry, especially in the Delta catalog business within our Activewear segment, is highly competitive based upon price. Therefore, actions by our competitors can greatly influence pricing and demand for our products. In our Retail-Ready segment, demand for any particular product varies over time based largely upon shifts in fashion trends, changes in consumer preferences and general economic conditions affecting the retail industry. Therefore, the distribution of sales by quarter in fiscal year 2009 may not be indicative of the distribution in future years.
MANUFACTURING
We manufacture fabrics in our company-owned plant located in Maiden, North Carolina, and in Ceiba Textiles, a leased facility located near San Pedro Sula, Honduras. During the fourth quarter of fiscal year 2009, we completed the move of Soffe textile production from our plant in Fayetteville, North Carolina to our Maiden and Ceiba Textiles facilities. We believe that this move will create a more efficient and cost effective supply chain. Our garments are sewn in our company-owned plants in Fayetteville, North Carolina, and Rowland, North Carolina, and are cut and sewn in a leased facility in La Paz, El Salvador, in two leased facilities in Campeche, Mexico and in two leased facilities in San Pedro Sula, Honduras. In fiscal years 2009, 2008 and 2007, approximately 76%, 68% and 70%, respectively, of our manufactured products were sewn in company-operated locations. The remaining products were sewn by outside contractors located in the Caribbean basin.
At the 2009, 2008 and 2007 fiscal year ends, our long-lived assets in Honduras, El Salvador and Mexico collectively comprised 50.9%, 50.4% and 27.3%, respectively, of our total net property, plant and equipment. At the 2009, 2008 and 2007 fiscal year ends, our long-lived assets in Honduras comprised 45.3%, 45.0% and 18.9%, respectively, of our total net property, plant and equipment. The percentage of our long-lived assets located offshore has increased from previous years because we invested in equipment for Ceiba Textiles and further expanded our sewing and printing facilities in Honduras and El Salvador. For a description of risks associated with our operations located in Honduras, El Salvador and Mexico, see Item 1A. Risk Factors.
Along with our internal manufacturing, we source fabric, undecorated products and full-package products through independent sources throughout the world. In fiscal years 2009, 2008 and 2007, we sourced approximately 11%, 12% and 6%, respectively, of our products from third parties.
RAW MATERIALS
In 2005 in conjunction with the sale of our yarn spinning facility in Edgefield, South Carolina, we entered into a five-year supply agreement with Parkdale America, LLC to supply our yarn requirements. On June 26, 2009, we amended the agreement to extend its expiration date until December 31, 2011. The amendment also adjusted the conversion costs, waste factors, basis and carry costs. All other terms in the agreement remained the same. Under the supply agreement, we purchase from Parkdale all yarn required by Delta Apparel and our wholly-owned subsidiaries for use in our manufacturing operations (excluding yarns that Parkdale did not manufacture as of the date of the original agreement in the ordinary course of its business or due to temporary Parkdale capacity restraints). The purchase price of yarn is based upon the cost of cotton plus a fixed conversion cost.
If Parkdale’s operations are disrupted and it is not able to provide us with our yarn requirements, we may need to obtain yarn from alternative sources. Although alternative sources are available, we may not be able to enter into arrangements with substitute suppliers on terms as favorable as our current terms with Parkdale. Because there can be no assurance that we would be able to pass along our higher cost of yarn to our customers, this could have a material adverse effect on our results of operations.

We also purchase specialized fabrics that we currently do not have the capability to produce and other fabrics when it is cost-effective to do so. These products are available from a number of suppliers. Our dyes and chemicals are also purchased from several suppliers. While historically we have not had difficulty obtaining sufficient quantities of dyes and chemicals for our manufacturing, heightened environmental awareness and other economic conditions have reduced the availability of certain products. Although we have the ability to adjust dye and chemical formulations, any adjustments could result in higher manufacturing costs and negatively impact our results of operations.
TRADEMARKS
We own trademarks which are important to our business. We believe that Soffe®, which has been in existence since 1946, has stood for quality and value in the activewear market for more than sixty years. Soffe® has been a registered trademark since 1992, and Junk Food® has been a registered trademark since 1999. Our newest brands, The Game® and Kudzu®, have been registered trademarks since 1989 and 1995, respectively. We also acquired other trademarks in the To The Game Acquisition, most notably the Three-Bar-Design and the Circle Design, which are recognized collegiate designs. In addition, we also rely on the strength of our Sweet and Sour®, Junk Mail®, Delta®, Quail Hollow™, and Intensity Athletics® and other trademarks owned by our Company.
LICENSES
We have the right to use trademarks under license agreements. Junkfood licenses several hundred trademarks of different types, including certain rock bands, sports teams, and characters. We are an official licensee for most major colleges and universities through our Soffe and To The Game businesses. To The Game is also a licensee for motorsports properties, Churchill Downs and various resort properties. Our license agreements are primarily non-exclusive in nature and typically have terms that range from one to three years. While historically we have been able to renew our license agreements, the loss of certain license agreements could have a material adverse effect on our results of operations. Although we are not dependent on any single license, we believe our license agreements in the aggregate are of significant value to our Retail-Ready segment, which includes our Soffe, Junkfood and To The Game businesses.
EMPLOYEES
As of June 27, 2009, we employed approximately 6,500 full time employees, of whom approximately 1,400 were employed in the United States. Approximately 1,000 employees in Honduras are covered by a collective bargaining agreement. We have never had a strike or legal work stoppage and believe that our relations with our employees are good. We have invested significant time and resources in ensuring that the working conditions in all of our facilities meet or exceed the standards imposed by the governing laws. We have obtained WRAP (Worldwide Responsible Apparel Production) certification for all of our existing sewing plants that we operate in Honduras, El Salvador and Mexico. We also obligate our third party manufacturing contractors to follow our employment policies.
AVAILABLE INFORMATION
Our corporate internet address is www.deltaapparelinc.com. Through this website, we make available, free of charge, our SEC reports, including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, Section 16 filings and any amendments to those reports, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The information found on our website is not part of this, or any other, report that we file with or furnish to the SEC.
In addition, we will provide upon request, at no cost, paper or electronic copies of our reports and other filings made with the SEC. Requests should be directed to: Investor Relations Department, Delta Apparel, Inc., 322 South Main Street, Greenville, South Carolina 29601. Requests can also be made by telephone to 864-232-5200 ext 6621.
ENVIRONMENTAL AND REGULATORY MATTERS
We are subject to various federal, state and local environmental laws and regulations concerning, among other things, wastewater discharges, storm water flows, air emissions and solid waste disposal. Our plants generate very small quantities of hazardous waste, which are either recycled or disposed of off-site. Most of our plants are required to possess one or more discharge permits, and we are currently in compliance with the requirements of these permits.
On September 29, 2008 and December 16, 2008, the North Carolina Department of Environment and Natural Resources, Division of Water Quality (“DWQ”) issued Notices of Violation regarding exceedances of effluent limitations in the National Pollutant Discharge Elimination System (“NPDES”) permit for our Maiden, North Carolina textile plant. These notices were based on self-monitoring reports submitted by us to the DWQ. The exceedances related to the permit limit of average monthly gallons of water discharged for April, May and August 2008. The notices state that remedial actions, if not already implemented, should be taken to correct any problems. To address the effluent issues, we requested a modification of our NPDES permit and obtained an increase in the effluent limits. The term of the new permit is July 1, 2009 through May 31, 2011. We believe that the permit modification with the increase in effluent limits will resolve all issues covered by the previous notices.
We incur capital and other expenditures annually to achieve compliance with environmental standards. Generally, the environmental rules applicable to our business are becoming increasingly stringent; however, we do not expect that the amount of these expenditures will have a material adverse effect on our operations, financial condition or liquidity. There can be no assurance, however, that future changes in federal, state, or local regulations, interpretations of existing regulations or the discovery of currently unknown problems or conditions will not require substantial additional expenditures. Similarly, the extent of our liability, if any, for past failures to comply with laws, regulations and permits applicable to our operations cannot be determined, although we are not aware of any past violations.
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
Current economic conditions may adversely impact demand for our products. The apparel industry is cyclical and dependent upon the overall level of discretionary consumer spending, which changes as regional, domestic and international economic conditions change. These economic conditions include, but are not limited to, employment levels, energy costs, interest rates, tax rates, personal debt levels, and uncertainty about the future. Any of these conditions could require us to significantly modify our current business practices. Deterioration in general economic conditions that creates uncertainty or alters discretionary consumer spending habits could reduce our sales. Because we match our manufacturing production to demand, weakening sales may require us to reduce output, thereby increasing per unit costs and lowering our gross margins, causing a material adverse effect on our results of operations.
If the financial condition of our customers declines, our financial condition and results of operations could be adversely impacted. We extend credit to our customers, generally without requiring collateral. Our extension of credit involves considerable judgment and is based on an evaluation of each customer’s financial condition and payment history. We monitor our credit risk exposure by periodically obtaining credit reports and updated financials on our customers. Further deterioration in the economy or continued decline in consumer purchases of activewear apparel could have an adverse effect on the financial condition of our customers. We have seen a heightened number of bankruptcies in our customers, especially retailers, and we believe this trend may continue. We maintain an allowance for doubtful accounts for potential credit losses based upon current conditions, our historical trends and other available information. However, the inability to collect on sales to significant customers or a group of customers could have a material adverse effect on our financial condition and results of operations.
Our Activewear segment is subject to significant pricing pressures, and we must implement our cost reduction business strategies to be successful. We operate our Activewear segment in a highly competitive, price sensitive industry. Our strategy in this market environment is to be a low-cost producer and to differentiate ourselves by providing quality products and value-added services to our customers. To achieve this goal, we began production in our new Honduran textile facility, Ceiba Textiles, in fiscal year 2008. We also closed our Soffe textile manufacturing in Fayetteville, North Carolina and moved this production to our Maiden, North Carolina and Ceiba Textiles plants in the fourth quarter of fiscal year 2009. In addition, we continually seek improvements in our production and delivery of products. These initiatives are expected to lower our product costs and improve our results of operations. Failure to achieve the cost savings expected from these initiatives could have a material adverse effect on our results of operations.
The activewear industry is highly competitive, and we face significant competitive threats to our business. The market for activewear apparel and headwear is highly competitive and includes new competitors as well as increased competition from established companies, some of which are larger, more diversified and have greater financial resources than we do. Competition in the basic tee business is generally based upon price, service, delivery time, quality and flexibility, with the relative importance of each factor depending upon the needs of particular customers and the specific product offering. In the private label market, quality and service are greater factors for customer choice. With respect to branded product lines in the retail industry, competition is mainly based upon consumer recognition and preference. Many of our competitors have significant competitive advantages, including larger sales forces, bigger advertising budgets, better brand recognition among consumers, and greater economies of scale. If we are unable to compete successfully with our competitors, our business and results of operations will be adversely affected.
Our success depends, in part, on our ability to predict or effectively react to changing consumer preferences and trends. The success of our Retail-Ready segment depends on our ability to anticipate and respond quickly to changing consumer demand and preferences in apparel and headwear. We believe that our brands are recognized by consumers across many demographics. The popularity, supply and demand for particular products can change significantly from year to year based on prevailing fashion trends and other factors. Our ability to adapt to fashion trends in designing our products is important to success in the Retail-Ready segment. As an example, a significant percentage of our sales in this segment is one particular product item, the Soffe cheer short. If consumer demand for this product decreases significantly or if we are unable to quickly adapt to changes in consumer preferences in the design of our other products, our results of operations could be adversely affected.
We may need to raise additional capital to grow our business. While our existing credit facility should be adequate to support our existing business in the foreseeable future, the rate of our growth, especially through acquisitions, will depend on the availability of debt and equity capital. The recent tightening of the credit markets and distress in the worldwide financial markets has resulted in diminished availability of debt and equity capital. We can provide no assurance that we will be able to raise capital on terms acceptable to us or at all. If new sources of financing are required, but are insufficient or unavailable, we will be required to modify our growth and operating plans based on available funding, which could adversely affect our ability to grow our business.
Our business operations rely on our information systems. We depend on information systems to manage our inventory, process transactions, respond to customer inquiries, purchase, sell and ship goods on a timely basis and maintain cost-effective operations. We have invested significant capital and expect future capital expenditures associated with the integration of our information technology systems across our businesses. This process involves the replacement and consolidation of technology platforms so our businesses are served by fewer platforms, resulting in operational efficiencies and reduced costs. Our inability to effectively convert our operations to the new systems could cause delays in product fulfillment and reduced efficiency in our operations. In addition, we may experience operational problems with our information systems as a result of system failures, viruses, or other causes. Any material disruption or slowdown of our systems could cause operational delays that could have a material adverse effect on our results of operations.
Our business could be harmed if we are unable to deliver our products to the market due to problems with our distribution network. We have company-owned and leased distribution facilities located throughout the United States. Any significant interruption in the operation of any of these facilities, whether within or outside of our control, may delay shipment of merchandise to our customers, potentially damaging our reputation and causing a loss of revenue. In addition, if we are unable to successfully coordinate the planning of inventory across these facilities and the distribution activities, it could have a material adverse effect on our financial condition and results of operations.
We may be restricted in our ability to borrow under our credit agreement. Significant operating losses or significant uses of cash in our operations could cause us to default on our asset-based revolving credit facility. Our credit agreement contains customary representations and warranties, funding conditions and events of default. An event of default under the credit agreement could result in an acceleration of our obligations under the agreement, in the foreclosure on any assets subject to liens in favor of the credit agreement’s lenders, and in our inability to borrow additional amounts under the credit agreement. Our ability to borrow under the agreement depends on our accounts receivable and inventory levels. A significant deterioration in our accounts receivable or inventory levels could restrict our ability to borrow funds. In addition, our credit facility includes the financial covenant that if the amount of availability falls below $10 million, our Fixed Charge Coverage Ratio (“FCCR”) (as defined in the agreement) for the proceeding 12 month period must not be less than 1.10 to 1.00 or an event of default occurs. While our availability at June 27, 2009, was $22.0 million and our FCCR was 2.17 for the preceding 12 months, a significant decline in our sales or profitability could cause our FCCR to fall below 1.10, thereby requiring us to maintain a minimum availability of $10 million. This could restrict our ability to borrow funds and adversely affect our financial position and results of operations.
The cost to borrow under our credit agreement may impact our results of operations. Although we have entered into two interest rate swap agreements that effectively convert a total of $30.0 million of floating rate debt under our credit facility to a fixed obligation, and we have entered into a interest rate collar agreement that provides a cap and a floor on our rates related to $15.0 million of other debt, we have a significant amount of debt subject to variable interest rates. At June 27, 2009, we had an aggregate of $36.3 million of variable interest rate debt outstanding that was not covered by these agreements. An increase in the cost to borrow under our credit agreement could have a material adverse effect on our results of operations.
We rely on the strength of our trademarks. Our trademarks include Soffe®, Junk Food®, The Game®, Kudzu®, Intensity Athletics®, Delta®, Quail HollowTM, Junk Mail®, and Sweet and Sour®, among others. In addition, we acquired other trademarks in the To The Game Acquisition, most notably the Three-Bar-Design and the Circle Design, which are recognized collegiate designs. We have incurred legal costs in the past to establish and protect these trademarks, but these costs have not been significant. We may in the future be required to expend additional resources to protect these trademarks. The loss or limitation of the exclusive right to use our trademarks could adversely affect our sales and results of operations.
A significant portion of our business relies upon license agreements. Our Retail-Ready segment relies on its licensed products for a substantial part of its sales. Although we are not dependent on any single license, we believe that our license agreements in the aggregate are of significant value to our business. The loss of or failure to obtain license agreements could adversely affect our sales and results of operations.
Our operations are subject to political, social, economic, and climate risks in Mexico, Honduras and El Salvador. The majority of our products are manufactured in Honduras, El Salvador and Mexico, with a concentration in Honduras. These countries have experienced political, social and economic instability in the past, and we cannot be certain of their future stability. Instability in a country can lead to protests, riots and labor unrest. New government leaders can change employment laws, thereby increasing our costs to operate in that country. In addition, fire or natural disasters, such as hurricanes, earthquakes, or floods can occur in these countries. Any of these political, social, economic or climatic events or conditions could disrupt our supply chain or increase our costs, adversely impacting our results of operations.
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
The North American Free Trade Agreement, or “NAFTA”, became effective on January 1, 1994 and has created a free-trade zone among Canada, Mexico and the United States. NAFTA contains a rule of origin requirement that products be produced in one of the three countries in order to benefit from the agreement. NAFTA has phased out all trade restrictions and tariffs among the three countries on apparel products competitive with ours. We have sewing operations in Mexico to take advantage of the NAFTA benefits. Subsequent repeal or alteration of NAFTA could materially adversely affect our results of operations.
On August 2, 2005, the Central America Free Trade Agreement (“CAFTA”) was signed into law. CAFTA currently creates a free-trade zone among the United States, El Salvador, Nicaragua, Guatemala, Costa Rica and Honduras. We currently have textile and sewing operations in Honduras and El Salvador to take advantage of the CAFTA benefits. Subsequent repeal or alteration of CAFTA could adversely affect our results of operations.
The World Trade Organization or “WTO”, a multilateral trade organization, has set forth mechanisms by which world trade in clothing is being progressively liberalized by phasing-out quotas and reducing duties over a period of time. With the exception of China, the remaining quotas were eliminated on January 1, 2005. Quotas on textiles and apparel from China were lifted on January 1, 2009. The elimination of the quotas significantly changed the competitiveness of many countries as apparel sourcing locations. Because we believe that Central America and Mexico are the low cost regions to produce our types of apparel products, we do not expect the elimination of quotas on textiles and apparel from China to have a material impact on our results of operations in future years if NAFTA and CAFTA remain in place. There is, however, no assurance that our future results will not be impacted by increased global competition.
Our operations are subject to environmental regulation. Our operations must meet extensive federal, state and local regulatory standards in the areas of safety, health and environmental pollution controls. There can be no assurance that interpretations of existing regulations, future changes in existing laws, or the enactment of new laws and regulations will not require substantial additional expenditures. Although we believe that we are in compliance in all material respects with existing regulatory requirements, the extent of our liability, if any, for the discovery of currently unknown problems or conditions, or past failures to comply with laws, regulations and permits applicable to our operations, cannot be determined and could have a material adverse effect on our financial position and results of operations.
We may be subject to the impairment of acquired intangible assets. When we acquire a business, a portion of the purchase price of the acquisition may be allocated to goodwill and other identifiable intangible assets. The amount of the purchase price that is allocated to goodwill and other intangible assets is determined by the excess of the purchase price over the net identifiable assets acquired. At June 27, 2009 and June 28, 2008, our goodwill and other intangible assets were approximately $23.9 million and $24.4 million, respectively. We conduct an annual review, and more frequent reviews if events or circumstances dictate, to determine whether goodwill is impaired. We also determine whether impairment indicators are present related to our identifiable intangible assets. If we determine that goodwill or intangible assets are impaired, we would be required to write down the value of these assets. We completed our annual review of goodwill for our fiscal year ended June 27, 2009, and concluded that no impairment charge was necessary. There can, however, be no assurance that we will not be required to take an impairment charge in the future, which could have a material adverse effect on our results of operations.
The price of our purchased raw materials is prone to significant fluctuations and volatility. Yarn is the primary raw material used in the manufacture of our apparel products. As described under the heading “Raw Materials”, the purchase price of yarn purchased from Parkdale is based upon the cost of cotton plus a fixed conversion cost. We set future cotton prices with purchase commitments as a component of the purchase price of yarn in advance of the shipment of finished yarn from Parkdale. Prices are set according to prevailing prices, as reported by the New York Cotton Exchange, at the time we enter into the commitments. Thus, we are subject to the commodity risk of cotton prices and cotton price movements, which could result in unfavorable yarn pricing for us. For example, we estimate that a change of $0.01 per pound in cotton prices would affect our annual raw material costs by approximately $0.6 million at current levels of production. While changes in cotton prices are typically passed along to consumers over time, a dramatic increase in the price of cotton could in the short-term adversely impact our results of operations. In addition, if Parkdale’s operations are disrupted and it is not able to provide us with our yarn requirements, we may need to obtain yarn from alternative sources. We may not be able to enter into arrangements with substitute suppliers on terms as favorable as our current terms with Parkdale, which could negatively affect our business.
The price of energy is prone to significant fluctuations and volatility. Our manufacturing operations require high inputs of energy, and therefore changes in energy prices directly impact our gross profits. Energy costs declined during fiscal year 2009, but remain volatile based on a number of factors, including general economic conditions. We continue to focus on manufacturing methods that will reduce the amount of energy used in the production of our products to mitigate risks of fluctuations in the cost of energy. In addition, we enter into forward contracts in order to fix a portion of our expected natural gas requirements for delivery in the future in order to mitigate potential increases in costs. However, significant increases in energy prices may make us less competitive compared to others in the industry, which may have a material adverse effect on our results of operations.
Our business incurs significant freight and transportation costs. We incur significant freight costs to transport our goods between the United States and our offshore facilities. In addition, we incur transportation expenses to ship our products to our customers. While transportation costs decreased during fiscal year 2009 compared to fiscal years 2008 and 2007, those costs remain volatile based on general economic conditions. Significant increases in the costs of freight and transportation could have a material adverse effect on our results of operations, as there can be no assurance that we could pass these increased costs to our customers.
We currently pay income taxes at lower than statutory rates, which could change in the future. We benefit from a lower overall effective income tax rate due to the majority of our manufacturing operations being carried out in foreign tax-free locations. Our U.S. legal entity contracts with our foreign subsidiaries to manufacture products on its behalf. The inter-company prices paid for the manufacturing services and manufactured products are based on an arms-length standard and supported by an economic study. Because profits earned in the tax-free locations are considered permanently reinvested, no U.S. deferred tax liability is recorded. Therefore, our effective tax rate may be significantly below U.S. statutory rates. If U.S. tax law changes and our offshore profits are subject to U.S. tax, our financial position and results of operations would be adversely affected.
The market price of Delta Apparel shares is affected by illiquidity of our shares. Various investment banking firms have informed us that public companies with relatively small market capitalizations have difficulty generating institutional interest, research coverage or trading volume. This illiquidity can translate into price discounts as compared to industry peers or to the shares’ inherent value. We believe that the market perceives us to have a relatively small market capitalization. This could lead to our shares trading at prices that are significantly lower than our estimate of their inherent value.
As of August 26, 2009, we had outstanding 8,502,699 shares of common stock. We believe that approximately 57.6% of our stock is beneficially owned by those who own more than 5% of the outstanding shares of our common stock. Included in the 57.6% are institutional investors that beneficially own more than 5% of the outstanding shares. These institutional investors own approximately 37.1% of the outstanding shares of our common stock. Sales of substantial amounts of our common stock in the public market by any of these large holders could adversely affect the market price of our common stock.
Our principal shareholders may exert substantial influence. As of August 14, 2009, three members of our Board of Directors and related individuals had or shared the voting power with respect to approximately 24.9% of the outstanding shares of our common stock. These individuals have the ability to exert substantial influence with respect to all matters submitted to a vote of shareholders, including the election of our directors. In addition, our directors, executive officers and related individuals, as a group (comprised of 16 people), owned 27.3% of our outstanding stock as of August 14, 2009, and therefore have the ability to exert substantial influence with respect to all matters submitted to a vote of shareholders, including the election of directors.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
Our principal executive office is located in a leased facility in Greenville, South Carolina. Our administrative, manufacturing and distribution functions are conducted in both leased and owned facilities as listed below:

Location	Utilization	Segment
Greenville, SC*	Principal executive offices	Activewear and Retail-Ready
Duluth, GA*	Administration/sales	Activewear
Maiden Plant, Maiden, NC	Knit/dye/finish/cut	Activewear and Retail-Ready
Ceiba Textiles, Honduras*	Knit/dye/finish/cut	Activewear and Retail-Ready
Fayetteville Plant 1, Fayetteville, NC	Sew/decoration/distribution/administration	Retail-Ready
Fayetteville Plant 2, Fayetteville, NC	Currently not in use	Retail-Ready
Rowland Plant, Rowland, NC	Sew	Retail-Ready
Downing Drive, Phenix City, AL*	Administration/distribution/decoration	Retail-Ready
Honduras Plant, San Pedro Sula, Honduras*	Sew	Activewear and Retail-Ready
Cortes Plant, San Pedro Sula, Honduras*	Sew	Activewear and Retail-Ready
La Paz Plant, La Paz, El Salvador*	Sew/decoration	Activewear and Retail-Ready
Campeche Sportswear, Campeche, Mexico*	Sew/decoration	Activewear and Retail-Ready
Mexico Plant, Campeche, Mexico*	Sew	Activewear and Retail-Ready
FunTees Design, Concord, NC*	Research/development	Activewear and Retail-Ready
FunTees Samples, Concord, NC*	Research/development	Activewear and Retail-Ready
Warehouse, Louisville, KY*	Warehouse/distribution	Retail-Ready
Distribution Center, Clinton, TN*	Distribution	Activewear
Distribution Center, Santa Fe Springs, CA*	Distribution	Activewear and Retail-Ready
Distribution Center, Miami, FL*	Distribution	Activewear and Retail-Ready
Distribution Center, Cranbury NJ*	Distribution	Activewear and Retail-Ready
DC Annex, Fayetteville, NC*	Distribution	Retail-Ready
Distribution Center, Lansing, MI*	Distribution	Retail-Ready
Soffe Outlet Store, Smithfield, NC*	Retail sales	Retail-Ready
To The Game Outlet Store, Columbus, GA*	Retail sales	Retail-Ready
New York Office, New York, NY* (two office locations)	Sales	Activewear and Retail-Ready
FunTees Office, Concord, NC*	Administration/sales	Activewear
Los Angeles Office, Los Angeles, CA*	Administration/sales	Retail-Ready

*	- Denotes leased location
During fiscal year 2009, our manufacturing facilities operated at less than full capacity. We believe that all of our facilities are suitable for the purposes for which they are designed and are generally adequate to allow us to remain competitive.

During fiscal year 2009, we consolidated our distribution activities and closed the Andalusia, Alabama distribution center. In addition, the operations at our former Shannon Drive warehouse in Fayetteville, North Carolina were relocated to our Fayetteville Plant 1 during fiscal year 2009. Substantially all of our assets are subject to liens in favor of our lenders under our Wachovia and Banco Ficohsa credit agreements.
ITEM 3. LEGAL PROCEEDINGS
On May 17, 2006, adversary proceedings were filed in U.S. Bankruptcy Court for the Eastern District of North Carolina against both Delta Apparel, Inc. and M. J. Soffe Co. in which the bankruptcy trustee, on behalf of the debtor National Gas Distributors, LLC, alleges that Delta and Soffe each received avoidable “transfers” of property from the debtor. The Trustee alleges that certain transactions in 2005 between the debtor and Delta and Soffe for the delivery of natural gas from the debtor were either made by the debtor with actual intent to defraud its creditors, or are constructively fraudulent transfers, and that Delta and Soffe paid less than the reasonably equivalent value for the natural gas. The Trustee further alleges that Delta and Soffe should repay to the bankruptcy estate the difference between the market value of the natural gas purchased by them and the price paid by Delta and Soffe. The amount of these claims is approximately $0.7 million plus interest against Delta and $0.2 million plus interest against Soffe. Additionally, the Trustee claims that Soffe received preferential transfers in the amount of approximately $0.1 million in the form of refund payments made to Soffe by the debtor for natural gas transactions that occurred within 90 days of the debtor’s bankruptcy petition.
We contend that the claims of the Trustee have no merit and have filed counterclaims. Delta and Soffe each filed motions for summary judgment in an attempt to dispose of all claims. On August 25, 2009, the Court issued a ruling denying the motions for summary judgment by Delta and Soffe and granting partial summary judgment in favor of the Trustee, eliminating one of the defenses raised by Delta and Soffe in these adversary proceedings. Delta and Soffe will continue to defend against these claims going forward. If the Trustee prevails with respect to all claims at trial, Delta and Soffe could be required to pay amounts up to the $1.1 million in aggregate to the bankruptcy estate, along with a possibility that the Trustee might recover interest and costs on any amount awarded at trial.
In addition, at times we are party to various legal claims, actions and complaints. We believe that, as a result of legal defenses, insurance arrangements, and indemnification provisions with parties believed to be financially capable, such actions should not have a material effect on our operations, financial condition, or liquidity.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matters were submitted to a vote of security holders during the fourth quarter of our 2009 fiscal year.
PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Market Information for Common Stock: Our common stock is listed and traded on the NYSE Amex exchange under the symbol “DLA”. As of August 18, 2009, there were approximately 1,078 record holders of our Common Stock.
The following table sets forth, for each of the periods indicated below, the high and low sales prices per share of our Common Stock as reported on the NYSE Amex Exchange.

	Fiscal Year 2009		Fiscal Year 2008
	High	Low	High	Low
First Quarter	$7.30	$3.64	$19.99	$16.38
Second Quarter	8.35	3.27	17.30	6.06
Third Quarter	4.60	2.72	9.24	6.04
Fourth Quarter	9.00	4.25	7.45	2.09
Dividends: On April 18, 2002, our Board of Directors adopted a quarterly dividend program. On October 29, 2007, the Board of Directors elected to suspend payment of our quarterly dividend on common stock. The Board believes that the suspension of the dividend is prudent to preserve our financial flexibility in this uncertain retail environment. We paid no dividends during fiscal year 2009 and paid $0.4 million, or $0.05 per common share, in dividends during fiscal year 2008.

Subject to the provisions of any outstanding blank check preferred stock (none of which is currently outstanding), the holders of our common stock are entitled to receive whatever dividends, if any, may be declared from time to time by our Board of Directors in its discretion from funds legally available for that purpose. Pursuant to our credit facility with Wachovia Bank, National Association, as Agent, we are allowed to make cash dividends in amounts such that the aggregate amount paid to shareholders since May 16, 2000 does not exceed twenty-five percent (25%) of our cumulative net income calculated from May 16, 2000 to the date of determination. At June 27, 2009, there was $11.7 million of retained earnings free of restrictions for the payment of dividends.
Any future cash dividend payments will depend upon our earnings, financial condition, capital requirements, compliance with loan covenants and other relevant factors.
Purchases of our Own Shares of Common Stock: Our Board of Directors has authorized $15.0 million to repurchase stock in open market transactions pursuant to our Stock Repurchase Program. As of June 27, 2009, $5.9 million remained available for future stock repurchases. Our Stock Repurchase Program does not have an expiration date. During fiscal year 2009, we did not purchase any shares of our common stock. Since inception of the program in November 2000, we have purchased 1,024,771 shares of our stock under the program for a total cost of $9.1 million. All purchases were made at the discretion of our management.
Securities Authorized for Issuance Under Equity Compensation Plans: The information required by Item 201(d) of Regulation S-K is set forth under “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this Annual Report, which information is incorporated herein by reference.
COMPARISON OF TOTAL RETURN AMONG DELTA APPAREL, INC., NYSE Amex US MARKET INDEX, AND NYSE Amex WHOLESALE & RETAIL TRADE INDEX
Our common stock began trading on the NYSE Amex Stock Exchange on June 30, 2000, the last trading day of our fiscal year 2000. Prior to that date, no securities of the Company were publicly traded. Set forth below is a line graph comparing the yearly change in the cumulative total stockholder return, assuming dividend reinvestment, on our common stock with (1) the NYSE Amex US Market Index (the “NYSE Amex US Market Index”) and (2) the NYSE Amex Wholesale and Retail Trade Index (the “NYSE Amex Wholesale and Retail Trade Index”), which is comprised of all NYSE Amex companies with SIC codes from 5000 through 5999.

	2004	2005	2006	2007	2008	2009
Delta Apparel, Inc.	100.00	112.40	148.64	159.14	32.88	60.87

NYSE Amex US Market Index	100.00	112.47	125.56	149.36	133.98	97.94

NYSE Amex Wholesale & Retail Trade Index	100.00	121.16	161.82	202.49	179.36	137.41
This Performance Graph assumes that $100 was invested in the common stock of our company and comparison groups on July 3, 2004 and that all dividends have been reinvested.

ITEM 6. SELECTED FINANCIAL DATA
The selected financial data includes the financial position and results of operations of acquired businesses beginning on the date of acquisition. See information regarding our acquisitions under the heading “Acquisitions and Business Developments”. The consolidated statement of income for the years ended July 2, 2005 and July 1, 2006, and the consolidated balance sheet data as of July 2, 2005, July 1, 2006 and June 30, 2007 are derived from, and are qualified by reference to, our audited consolidated financial statements not included in this document. The consolidated statement of operations data for the years ended June 30, 2007, June 28, 2008 and June 27, 2009 and the consolidated balance sheet data as of June 28, 2008 and June 27, 2009 are derived from, and are qualified by reference to, our audited consolidated financial statements included elsewhere in this document. We operate on a 52-53 week fiscal year ending on the Saturday closest to June 30. All fiscal years shown were 52-week years. Historical results are not necessarily indicative of results to be expected in the future. The selected financial data should be read in conjunction with the Consolidated Financial Statements and the related notes as indexed on page F-1 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7.

	Fiscal Year Ended
	June 27,	June 28,	June 30,	July 1,	July 2,
	2009	2008	2007	2006	2005
		(In thousands, except per share amounts)
Statement of Operations Data:
Net sales	$355,197	$322,034	$312,438	$270,108	$228,065
Cost of goods sold	(278,758)	(257,319)	(239,365)	(190,222)	(174,156)
Selling, general and administrative expenses	(64,388)	(59,898)	(59,187)	(53,530)	(37,881)
Other income (loss), net	96	132	(89)	657	4,117
Restructuring costs	—	(62)	(1,498)	—	—

Operating income	12,147	4,887	12,299	27,013	20,145
Interest expense, net	(4,718)	(6,042)	(5,157)	(3,819)	(3,022)

Income (loss) before income taxes	7,429	(1,155)	7,142	23,194	17,123
Provision (benefit) for income taxes	973	(647)	1,471	8,350	5,880
Extraordinary gain, net of taxes	—	—	672	—	—

Net income (loss)	$6,456	$(508)	$6,343	$14,844	$11,243

Basic earnings (loss) per common share:
Income (loss) before extraordinary gain	$0.76	$(0.06)	$0.67	$1.73	$1.35
Extraordinary gain, net of income taxes	—	—	0.08	—	—

Net income (loss)	$0.76	$(0.06)	$0.75	$1.73	$1.35

Diluted earnings (loss) per common share:
Income (loss) before extraordinary gain	$0.76	$(0.06)	$0.65	$1.71	$1.33
Extraordinary gain, net of income taxes	—	—	0.08	—	—

Net income (loss)	$0.76	$(0.06)	$0.73	$1.71	$1.33

Dividends declared per common share	$0.000	$0.050	$0.200	$0.170	$0.145

Balance Sheet Data (at year end):
Working capital	$135,369	$133,917	$120,645	$103,210	$86,910
Total assets	256,993	261,623	232,790	203,123	159,514
Total long-term debt, less current maturities	85,936	95,542	70,491	46,967	17,236
Shareholders’ equity	112,145	104,893	103,669	100,988	86,464
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
BUSINESS OUTLOOK
Although the retail climate for apparel sales remains very difficult, we believe that we can continue to strengthen our business results during fiscal year 2010. Our competitive position in our Activewear segment continues to improve as we gained market share in our catalog business and full-packaged products during fiscal year 2009. While we expect undecorated tees to remain in an over-supply situation, we believe that we offer a higher level of service than our competitors and have developed marketing programs that should entice customers to grow their business with us.
Our Retail-Ready segment continues to build business relationships, expanding the number of customers and doors where our products are sold to our ultimate consumer. We believe we can continue to grow organically as we leverage our customer relationships across our business groups. We have already received orders to begin shipping headwear into our military distribution channels and have received apparel orders at To The Game based on our ability to offer a vertical supply chain with apparel products. Our Soffe and Junkfood products are retailing well, and we expect additional orders as open-to-buy dollars become available. Our internet sales of Soffe and Junkfood products continue to increase, a further reflection of the strength of our brands and license agreements. We expect that our new business relationships and additional licenses that we have in place, will drive growth in fiscal year 2010.
Each of our businesses is now marketing products to be produced in our Central America manufacturing operations. By the end of calendar year 2009, we expect to be shipping apparel products through each of our business units from this manufacturing platform, including new apparel business generated from To The Game. Although we plan to continue to reduce our production rates on Delta catalog tees to match current demand, we expect that a significant portion of this capacity will be used to supply our Soffe demand, which will reduce our unscheduled downtime. In addition, we expect to purchase specialized fabric finishing equipment which will allow us to produce certain fabrics that we currently purchase on the open market, further leveraging our fixed costs in our facilities and reducing our lead times. We believe that our low cost, flexible supply platform will allow us to continue to provide competitively priced products to our retail partners, while building our overall operating margins.
Overall we plan to focus on four strategic initiatives during fiscal 2010 that we believe are important in the continued growth and success of our company.
1) Leverage our current business strengths. We are focusing on using license agreements across all of our business units to support new channels of distribution and to increase our value-adding services, including printing and specialized packaging. We believe this focus will enable us to build business in new channels of distribution while increasing brand and product penetration in existing channels.
2) Improve profitability in our Activewear segment. We are working on improving our marketing and merchandising strategy to continue to build our market share in these businesses. In addition, utilizing our manufacturing plants to support all of our business units should improve our cost structure, driving improved operating margins.
3) Consolidate and improve our information technology platforms. We have invested a significant amount of capital over the past two years to improve our distribution, inventory and business operating platforms. Many of these new systems are expected to be implemented during fiscal year 2010 and should improve efficiencies across our business units, lower our costs and allow for better management of our inventories.
4) Reduce inventory levels. We made progress on inventory reduction during fiscal year 2009. However, we believe that we can further improve our inventory turns with the new business systems being implemented, allowing us to further grow sales without expanding our investment in inventory. We are also focusing on improving our speed to market, which should provide a higher level of service to our retail and brand partners with lower inventory levels.
EARNINGS GUIDANCE
We expect further expansion of revenue and improved profitability for our business in fiscal year 2010. After considering the heightened risk and uncertainty in the apparel marketplace, we expect fiscal year 2010 sales to be in the range of $360 to $380 million and earnings to be in the range of $0.80 to $1.00 per diluted share.
The overall retail climate for apparel remains difficult, and we anticipate further closings of retail apparel outlets. While consumer demand has been solid for our products, this could weaken at any time. As we match our manufacturing production to demand, weakening sales may require us to further reduce output, thereby increasing per unit costs and lowering our margins. In addition, raw material and energy prices remain volatile and could also result in increased costs. While it is impossible to predict the extent these conditions may impact our business, we believe that we have evaluated these heightened risk factors in setting our expectations for fiscal year 2010.

RESULTS OF OPERATIONS
Overview
We are pleased with our results in fiscal year 2009 and the milestones we reached during the year. While the retail demand for apparel has been weak over the past year, each of our business units achieved organic growth. This, combined with our acquisition of To The Game, resulted in record sales of $355.2 million, an increase of 10.3% from the prior year.
Our manufacturing facilities made significant improvements during the year, increasing output through efficiencies, improving material utilization and reducing off-quality production. During our fourth quarter, we successfully moved the Soffe textile production into our Maiden, North Carolina and Ceiba Textiles facilities and closed the textile operations in Fayetteville, North Carolina. This should further reduce cost and eliminate the duplication of overhead, saving us approximately $1 million on an annual basis.
Our operating profit was $12.1 million, or 3.4% of sales, in fiscal year 2009, resulting in net income of $6.5 million, or $0.76 per diluted share.
In addition to earning solid profits in fiscal year 2009, we continued to focus on managing the capital in the business. Our days sales outstanding at June improved to 49 days compared to 50 days a year ago. We continued to focus on our inventory management, achieving an 8% organic sales growth with lower inventories (excluding the additional inventory associated with To The Game). Our finished goods turns improved to 3.1 turns from 2.8 turns in the prior year. We used the cash generated from our earnings and reduction in working capital to reduce our debt levels by $10.7 million. This was in addition to using $6 million of cash related to the acquisition of To The Game.
Overall, we believe that our various marketing platforms and targeted channels of distribution served us well, yielding solid growth with prudent capital management in a difficult apparel marketplace.
Quarterly Financial Data
For information regarding quarterly financial data, refer to Note 16 “Quarterly Financial Information (Unaudited)” to the consolidated financial statements, which information is incorporated herein by reference.
Fiscal Year 2009 versus Fiscal Year 2008
Fiscal year 2009 net sales increased 10.3% to $355.2 million, a $33.2 million increase from fiscal year 2008. The sales improvement resulted from organic growth of approximately 8%, with each of our business units contributing to the increase, combined with sales from To The Game, which was acquired on March 29, 2009. Activewear sales increased 10.9% to $199.0 million driven from volume growth and from delivering a higher percentage of units as decorated, retail-ready full package products. Sales in the Retail-Ready segment were $156.2 million in fiscal year 2009, a 9.5% increase from the prior year. Excluding To The Game, sales in the segment increased approximately 5% for the full year. We believe that the strength of our brands and licenses, along with our diverse customer base within the businesses, allowed us to achieve sales growth in one of the most difficult years at retail.
Gross profit improved 140 basis points to 21.5% of net sales in fiscal year 2009 from 20.1% in the prior year. We expensed a total of $1.7 million in the second half of fiscal year 2009 from our manufacturing downtimes, lowering gross margins by about 50 basis points. The prior year gross margins included $4.9 million of restructuring related expenses, lowering margins in the prior year by 150 basis points. During fiscal year 2009, we achieved a 350 basis point improvement in the gross margins in our Activewear segment, a step towards achieving the margins we expect in these businesses. Our gross margins may not be comparable to other companies, since some companies include costs related to their distribution network in cost of goods sold and we exclude them from gross margin and include them in selling, general and administrative expenses.
Fiscal year 2009 selling, general and administrative expenses were $64.4 million, or 18.1% of sales, an improvement from 18.6% of sales in the prior year. In fiscal year 2009, we closed our Andalusia distribution facility and consolidated these products into our West Coast distribution facility, lowering our distribution costs. In addition, our bad debt expense was lower in fiscal year 2009. During the fourth quarter of fiscal year 2008, two of our customers filed bankruptcy, increasing bad debt expense by $0.8 million. Selling costs as a percentage of net sales are typically higher in the Retail-Ready segment primarily due to additional staffing, higher commissions, royalty expense on licensed products, and increased advertising expenses associated with selling branded products.

Our operating profit was $12.1 million, or 3.4% of sales, in fiscal year 2009, compared to $4.9 million, or 1.5% of sales, in fiscal year 2008 resulting from the factors described above. The Retail-Ready segment contributed $17.6 million in operating income, and the Activewear segment had a $5.4 million operating loss. Included in fiscal year 2008 was $4.9 million in restructuring related charges.
Other income for fiscal years 2009 and 2008 was $0.1 million, primarily related to the Green Valley Joint Venture.
Net interest expense for fiscal year 2009 was $4.7 million, a decrease of $1.3 million, or 21.9%, from $6.0 million for fiscal year 2008. The decrease in interest expense was primarily due to a reduction in the average interest rate on our outstanding debt. During fiscal year 2009, our average interest rate was 3.7% compared to 6.0% in the prior year.
Our fiscal year 2009 effective income tax rate was 13.1%, compared to 56.0% in fiscal year 2008. In fiscal year 2009, we completed a change in the legal structure of Soffe from a corporation to a limited liability company. This change allows us to use Delta Apparel’s state net operating loss carryforwards, and therefore we reversed a portion of our deferred income tax asset valuation allowance, resulting in a tax benefit of $0.4 million, which was recognized during the second quarter of fiscal year 2009. Due to the small loss in fiscal year 2008, the effective income tax rate is not meaningful. Our effective tax rate is subject to significant changes based on the jurisdiction and the percentage of earnings and losses in domestic and foreign taxable and tax-free locations relative to the total pre-tax income (loss) in a given period.
Net income for fiscal year 2009 was $6.5 million, a $7.0 million increase from our net loss of $0.5 million in fiscal year 2008.
Fiscal Year 2008 versus Fiscal Year 2007
Net sales for fiscal year 2008 were $322.0 million, an increase of $9.6 million, or 3.1%, from net sales of $312.4 million in fiscal year 2007. The Retail-Ready segment contributed $142.6 million in net sales, compared to $134.2 million in fiscal year 2007. Sales in the Soffe business declined 3.1% compared to the prior year while Junkfood generated growth of 42.4% over the prior year. Lower consumer spending hurt sales in the Soffe business, as our customers took a more cautious approach with their orders. Net sales in the Activewear segment were $179.4 million, an increase of $1.1 million, or 0.6%, due to increased FunTees sales offset partially by a decrease in the Delta catalog business. Fiscal year 2007 included results from the FunTees business since its acquisition on October 2, 2006. Sales in FunTees declined during fiscal year 2008 due in part from lower orders for the fall, holiday and spring seasons, which we believe was caused primarily by disruptions during the integration of FunTees into our Maiden textile facility.
Gross profit as a percentage of net sales decreased to 20.1% in fiscal year 2008 from 23.4% in the prior year. Pricing in the catalog business increased during fiscal year 2008; however, these price increases were offset by higher cotton, energy and transportation costs. In addition, changes in our mix of products sold lowered our overall margins. Our gross margins may not be comparable to other companies, since some companies include costs related to their distribution network in cost of goods sold and we exclude them from gross margin and include them in selling, general and administrative expenses.
Selling, general and administrative expenses for fiscal year 2008 were $59.8 million, or 18.5% of sales, compared to $59.2 million, or 18.9% of sales, for fiscal year 2007. During the fourth quarter of fiscal year 2008, we had two customers file bankruptcy, increasing bad debt expense by $0.8 million. The decrease in selling, general and administrative expenses as a percentage of sales in fiscal year 2008 compared to fiscal year 2007 was primarily due to lower management incentive expenses. Selling costs as a percentage of net sales are higher in the Retail-Ready segment primarily due to additional staffing, higher commissions, royalty expense on licensed products, and increased advertising expenses associated with selling branded apparel products.
Operating income for fiscal year 2008 was $4.9 million, a decrease of $7.4 million, or 60.3%, from $12.3 million in fiscal year 2007. The decrease was primarily the result of the factors described above. For fiscal year 2008, the Retail-Ready segment contributed $18.9 million in operating income, and the Activewear segment had a $14.0 million operating loss, which included $4.9 million in restructuring related expenses. Fiscal year 2007 included $6.9 million in restructuring related charges.
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
Our effective income tax rate for fiscal year 2008 was 56.0%, compared to 20.6% for fiscal year 2007. Due to the small loss in fiscal year 2008, the effective income tax rate is not meaningful. In fiscal year 2008, we donated the Fayette, Alabama facility to a charitable organization and recognized a $0.2 million tax benefit. In addition, profits that are permanently reinvested in the tax-free zone of Honduras further increased our effective tax benefit in fiscal year 2008. In fiscal year 2007, we donated our Knoxville, Tennessee distribution facility to a charitable organization. This, along with having a portion of our earnings in the tax-free zone of Honduras, lowered our effective tax rate from statutory rates.
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
Pursuant to the Amended Loan Agreement, the maturity of the loans under the previous credit facility was extended to September 21, 2012, and the line of credit available was increased to $100 million (subject to borrowing base limitations based on the value and type of collateral provided). On March 30, 2009, we invoked the accordion feature in the Amended Loan Agreement, increasing the maximum line of credit from $100 million to $110 million and adding PNC Bank, National Association to the syndicate of lenders under the facility with a $10 million commitment.
The credit facility is secured by a first-priority lien on substantially all of the real and personal property of Delta Apparel, Junkfood, Soffe and To The Game. All loans under the credit agreement bear interest at rates based on either an adjusted LIBOR rate plus an applicable margin or a bank’s prime rate plus an applicable margin. The facility requires monthly installment payments of approximately $0.2 million in connection with fixed asset amortizations, and these amounts reduce the amount of availability under the facility. Annual facility fees are .25% of the amount by which $110 million exceeds the average daily principal balance of the outstanding loans and letters of credit accommodations and are charged monthly based on the principal balances during the immediately preceding month.
Our credit facility includes the financial covenant that if the amount of availability falls below $10 million, our Fixed Charge Coverage Ratio (“FCCR”) (as defined in the Amended Loan Agreement) for the preceding 12 month period must not be less than 1.10 to 1.0 and otherwise includes customary conditions to funding, covenants, and events of default. As of June 27, 2009, our FCCR was 2.17 for the preceding 12 months, thus exceeding the 1.10 to 1.0 requirement allowing access to, if needed, the total amount of availability provided for under the Amended Loan Agreement. We expect to continue to meet the FCCR for fiscal year 2010. At June 27, 2009, we had $81.3 million outstanding under our credit facility, at an average interest rate of 2.15%, and had the ability to borrow an additional $22.0 million. Proceeds of the loans may be used for general operating, working capital, and other corporate purposes, and to finance fees and expenses under the facility.
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
On April 2, 2007, we entered into an interest rate swap agreement and an interest rate collar agreement to manage our interest rate exposure and effectively reduce the impact of future interest changes. Both agreements mature (or expire) on April 1, 2010. By entering into the interest rate swap agreement, we effectively converted $15.0 million of floating rate debt under our credit facility to a fixed obligation with a LIBOR rate at 5.06%. By entering into the interest rate collar agreement, we effectively provided a cap of 5.5% and a floor of 4.33% on LIBOR rates on $15.0 million of floating rate debt under our credit facility. On April 1, 2009, we entered into an interest rate swap agreement which effectively converted $15.0 million of floating rate debt under our credit facility to a fixed obligation with a LIBOR rate of 1.57%. This agreement will mature

(or expire) on April 1, 2011. We have assessed these agreements and concluded that the swaps and collar match the exact terms of the underlying debt to which they are related and therefore are considered perfectly-effective hedges.
During the quarter ended September 27, 2008, we made the final debt payment of $1.3 million to the former Junkfood shareholders pursuant to the Asset Purchase Agreement dated as of August 22, 2005.
In the fourth quarter of fiscal year 2007, we entered into a loan agreement with Banco Ficohsa, a Honduran bank, for our capital expansion in Honduras. The loan is secured by a first-priority lien on the assets of our Honduran operations. During the first quarter of fiscal year 2009, the loan was amended to a fixed interest rate of 6% through June 2010, at which time the interest rate increases to 6.5% for the remainder of the term. The loan is payable monthly, has a five-year term and is denominated in U.S. dollars. At June 27, 2009, we had $10.3 million outstanding on this loan.
Pursuant to the First Amendment to Amended and Restated Stock Purchase Agreement related to the October 2003 Soffe acquisition, amounts were payable to the prior shareholders of Soffe if specified financial performance targets were met by M. J. Soffe Co. during the annual period beginning on October 2, 2005 and ending on September 30, 2006 (the “Earnout Amount”). The Earnout Amount was capped at a maximum aggregate amount of $4.0 million and was payable five business days subsequent to the filing of the Form 10-Q for the first fiscal quarter of fiscal year 2007. Based on the financial performance achieved, we paid the final Earnout Amount of $2.3 million to the prior shareholders of Soffe in November 2006. We recorded an extraordinary gain of $0.7 million, net of taxes, or $0.08 per diluted share, associated with the final earnout payment.
As part of the consideration for the acquisition of Junkfood, additional amounts were payable to the Junkfood sellers if performance targets were met by Junkfood during the period beginning on August 22, 2005 and ending on July 1, 2006 and during each of the three fiscal years thereafter ending on June 27, 2009 (the “Earnout Provisions”). These amounts were payable in the first quarter of the fiscal year subsequent to attaining the performance target. Related to the earnout period ended July 1, 2006, $3.3 million was earned in accordance to the Earnout Provisions and subsequently paid in the first quarter of fiscal year 2007. Related to the earnout period ended June 28, 2008, $2.6 million was earned in accordance to the Earnout Provisions and subsequently paid during the first quarter of fiscal year 2009. Based on the financial performance of Junkfood in fiscal year 2009, no earnout payment will be made related to the earnout period ended June 27, 2009.
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
As described above, on April 2, 2007, we entered into an interest rate swap agreement and an interest rate collar agreement to manage our interest rate exposure and effectively reduce the impact of future interest rate changes. We entered into an additional interest rate swap agreement on April 1, 2009. We have assessed these agreements and have concluded that each met the requirements to account for each as a hedge.
Changes in the derivatives’ fair values are deferred and are recorded as a component of accumulated other comprehensive income (“AOCI”), net of income taxes, until the underlying transaction is recorded. When the hedged item affects income, gains or losses are reclassified from AOCI to the Consolidated Statements of Operations as interest income/expense. Any ineffectiveness in our hedging relationships is recognized immediately in the Consolidated Statement of Operations. The changes in fair value of the interest rate swap and collar agreements resulted in AOCI, net of taxes, of a loss of $0.6 million as of June 27, 2009 and AOCI, net of taxes, of a loss of $0.5 million as of June 28, 2008.
Operating Cash Flows
Operating activities for fiscal year 2009 provided $21.7 million in cash compared to $12.1 million in cash used by operating activities for fiscal year 2008. Cash flow from operating activities in fiscal year 2009 was primarily due to increased sales and profitability as well as working capital management. Our cash used by operating activities in fiscal year 2008 was primarily due to our net loss combined with the unfavorable increase in accounts receivable due to increased sales in the fourth quarter in comparison to the previous year as well as having slower collections from our customers. Changes in working capital are primarily monitored by analysis of the investment in accounts receivable and inventories and by the amount of accounts payable.
Investing Cash Flows
Cash used by investing activities for fiscal year 2009 was $11.0 million compared to $16.6 million for fiscal year 2008.
Cash expenditures for the purchase of property, plant and equipment for fiscal year 2009 were $3.1 million. These expenditures were primarily to improve our distribution, inventory and business operating systems. During fiscal year 2008, we used $16.6 million in cash for purchases of property, plant and equipment, primarily related to the investment in Ceiba Textiles and upgrades in information technology systems. We spent a total of $11.8 million on our Ceiba Textiles facility during fiscal year 2008.
We expect to spend $3 million to $4 million on the purchase of property, plant and equipment during fiscal year 2010.
Effective on March 29, 2009, we completed the To The Game Acquisition, paying $5.4 million, net of cash received, for the business and related acquisition costs.
In addition, during the first quarter of fiscal year 2009, we paid $2.6 million to the former Junkfood shareholders related to the earnout period ended June 28, 2008.
Financing Activities
Cash used in financing activities for fiscal year 2009 was $10.7 million compared to cash provided by financing activities of $28.5 million in fiscal year 2008. During fiscal year 2009, we used our cash from operating activities, net of our investing activities, to reduce our debt outstanding under our revolving credit facility and make our principal payments on our loan with Banco Ficohsa. In fiscal year 2008, the cash provided by financing activities primarily came from our credit facility for use in operating and investing activities and to pay $0.8 million of the Junkfood seller note. In fiscal year 2008 we also obtained additional funding from Banco Ficohsa for the investment in Ceiba Textiles in Honduras.
Our credit facility contains limitations on, or prohibitions of, cash dividends. We are allowed to make cash dividends in amounts such that the aggregate amount paid to shareholders since May 16, 2000 does not exceed twenty-five percent (25%) of our cumulative net income calculated from May 16, 2000 to the date of determination. At June 27, 2009 and June 28, 2008, there was $11.7 million and $10.1 million, respectively, of retained earnings free of restrictions for the payment of dividends. We paid no dividends to our shareholders in fiscal year 2009 and paid $0.4 million in dividends in fiscal year 2008.
Future Liquidity and Capital Resources
Based on our expectations, we believe that our credit facility should be sufficient to satisfy our foreseeable working capital needs, and that the cash flow generated by our operations and funds available under our credit line should be sufficient to service our debt payment requirements, to satisfy our day-to-day working capital needs and to fund our planned capital expenditures. Any material deterioration in our results of operations, however, may result in our losing the ability to borrow under our revolving credit facility and to issue letters of credit to suppliers or may cause the borrowing availability under our facility to be insufficient for our needs.
The following table summarizes our contractual cash obligations, as of June 27, 2009, by future period.

	Payments Due by Period (in thousands)
	Total	Less than 1 year	1 - 3 years	3 – 5 years	After 5 years
Contractual Obligations:
Long-term debt (a)	$91,654	$5,718	$11,436	$74,500	$—
Operating leases	37,300	7,560	12,307	11,953	5,480
Letters of credit	1,122	1,122	—	—	—
Purchase obligations	32,550	32,550	—	—	—

Total	$162,626	$46,950	$23,743	$86,453	$5,480

(a)	We exclude interest payments from these amounts because the cash outlay for the interest is unknown and can not be reliably estimated because the majority of the debt is under a revolving credit facility. Interest payments will be determined based upon the daily outstanding balance of the revolving credit facility and the prevailing interest rate during that time.
Off-Balance Sheet Arrangements
As of June 27, 2009, we do not have any off-balance sheet arrangements that are material to our financial condition, results of operations or cash flows as defined by Item 303(a)(4) of Regulation S-K promulgated by the SEC other than the letters of credit, operating leases, and purchase obligations described above. We have entered into derivative interest rate contracts as described and included below in “Quantitative and Qualitative Disclosures about Market Risk” in Item 7A of this report.
Dividends and Purchases of our Own Shares
Future cash dividend payments or purchases of our own shares will largely depend on our earnings, financial condition, capital requirements, compliance with loan covenants and other relevant factors. Our credit facility permits the payment of cash dividends in amounts such that the aggregate amount paid to shareholders since May 16, 2000 does not exceed twenty-five percent (25%) of our cumulative net income calculated from May 16, 2000 to the date of determination. At June 27, 2009, there was $11.7 million of retained earnings free of restrictions for the payment of dividends.
During the fiscal year ended June 27, 2009, we did not purchase any shares of our common stock pursuant to our Stock Repurchase Program. Since the inception of the program, we have purchased 1,024,771 shares of our stock under the program at a total cost of $9.1 million. We currently have authorization from our Board of Directors to spend up to $15.0 million for share repurchases under the Stock Repurchase Program, of which $5.9 million remains available for share repurchases. All purchases are made at the discretion of our management.
Dividend Program
On April 18, 2002, our Board of Directors adopted a quarterly dividend program. On October 29, 2007, the Board of Directors elected to suspend payment of our quarterly dividend on common stock. We paid $0.4 million in dividends during fiscal year 2008. No cash dividends were paid in fiscal year 2009.
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
Revenue Recognition, Accounts Receivable and Related Reserves
We consider revenue realized or realizable and earned when the following criteria are met: persuasive evidence of an agreement exists, title has transferred to the customer, the price is fixed and determinable and collectibility is reasonably assured. The majority of our sales are shipped FOB shipping point and revenue is therefore recognized when the goods are shipped to the customer. For sales that are shipped FOB destination point, we do not recognize the revenue until the goods are received by the customer. Sales are recorded net of discounts and provisions for estimated returns and allowances. We estimate returns and allowances on an ongoing basis by considering historical results and current trends. We record these costs as a reduction to net sales.

We estimate the net collectibility of our accounts receivable and establish an allowance for doubtful accounts based upon this assessment. Specifically, we analyze the aging of accounts receivable balances, historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in customer payment terms. Our customers are managing their cash flows tightly, a trend we expect to continue in fiscal year 2010. Significant changes in customer concentration or payment terms, deterioration of customer credit-worthiness or weakening in economic trends could have a significant impact on the collectibility of receivables and our operating results.
Inventories
Our inventory is stated at the lower of cost or market using the first-in, first-out method. We regularly review inventory quantities on hand and record a provision for damaged, excess and out of style or otherwise obsolete inventory based on our historical selling prices for these products, current market conditions, and our forecast of product demand for the next twelve months. If actual market conditions are less favorable than those projected, or if sell-through of the inventory is more difficult than anticipated, additional inventory write-downs may be required.
Self-Insurance
Our medical, prescription and dental care benefits are primarily self-insured. Our self-insurance accruals are based on claims filed and estimates of claims incurred but not reported. We develop estimates of claims incurred but not reported based upon the historical time it takes for a claim to be reported and historical claim amounts. If claims are greater than we originally estimate, or if costs increase beyond what we have anticipated, our recorded reserves may not be sufficient, which could have a significant impact on our operating results. We had self-insurance reserves of approximately $497,000 and $595,000 at June 27, 2009 and June 28, 2008, respectively. Net claims paid during fiscal year 2009 were less than those paid during fiscal year 2008, resulting in the lower reserve balance at the end of fiscal year 2009.
Share-Based Compensation
Share-based compensation cost is determined using the fair value method as prescribed in Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”). Under the fair value recognition provisions of SFAS 123(R) compensation cost is measured at the grant date based on the fair value of the award and is recognized over the award vesting period. We determine the fair value of each stock option at the date of grant using the Black-Scholes options pricing model. This model requires that we estimate a risk-free interest rate, the volatility of the price of our common stock, the dividend yield, and the expected life of the options. The use of a different estimate for any one of these components could have a material impact on the amount of calculated compensation expense.
Income Taxes
We use the liability method of accounting for income taxes, which requires recognition of temporary differences between financial statement and income tax basis of assets and liabilities measured by enacted tax rates. We have recorded deferred tax assets for certain state operating loss carryforwards and nondeductible accruals. We established a valuation allowance related to certain of our state operating loss carryforward amounts in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Statement No. 109, Accounting for Income Taxes, (“SFAS 109”). We continually review the adequacy of the valuation allowance and recognize the benefits of deferred tax assets if reassessment indicates that it is more likely than not that the deferred tax assets will be realized based on earnings forecasts in the respective state tax jurisdictions. We had net operating loss carryforwards (“NOLs”) in fiscal years 2009 and 2008 of approximately $22.3 million and $21.0 million, respectively, for state tax purposes and a related valuation allowance against the NOLs of approximately $0.9 million at June 28, 2008. No valuation allowance was required for the year ended June 27, 2009. These carryforwards expire at various intervals through 2029.
As of June 27, 2009, we had $2.8 million of charitable contribution carryforwards for federal income tax purposes, of which $1.6 million expires in fiscal year 2012, and $1.2 million expires in fiscal year 2013. The future charitable contribution deduction is limited to 10% of taxable income for each year. Based upon our forecasts, we do not expect that we will have sufficient profits to use all of the charitable contributions before they expire. Therefore, we have a valuation allowance against the deferred tax asset associated with the charitable contribution carryforward of $0.4 million as of June 27, 2009.
RECENT ACCOUNTING STANDARDS
For information regarding recently issued accounting standards, refer to Note 2(z) to our Consolidated Financial Statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Commodity Risk Sensitivity
On January 5, 2005, in conjunction with the sale of our yarn spinning facility in Edgefield, South Carolina, we entered into a five-year supply agreement with Parkdale America, LLC to supply our yarn requirements. On June 26, 2009, we amended the agreement to extend its expiration date to December 31, 2011. The amendment also adjusted the conversion costs, waste factors, basis and carry costs. All other terms in the agreement remained the same. Under the supply agreement, we purchase from Parkdale all yarn required by Delta Apparel and our wholly-owned subsidiaries for use in our manufacturing operations (excluding yarns that Parkdale did not manufacture as of the date of the original agreement in the ordinary course of its business or due to temporary Parkdale capacity restraints). The purchase price of yarn is based upon the cost of cotton plus a fixed conversion cost. Thus, we are subject to the commodity risk of cotton prices and cotton price movements, which could result in unfavorable yarn pricing for us. We fix the cotton prices as a component of the purchase price of yarn, pursuant to the supply agreement, in advance of the shipment of finished yarn from Parkdale. Prices are set according to prevailing prices, as reported by the New York Cotton Exchange, at the time we elect to fix specific cotton prices.
Yarn with respect to which we have fixed cotton prices at June 27, 2009 was valued at $22.7 million, and is scheduled for delivery between July 2009 and December 2009. At June 27, 2009, a 10% decline in the market price of the cotton covered by our fixed price yarn would have had a negative impact of approximately $1.6 million on the value of the yarn. This compares to what would have been a negative impact of $1.0 million at the 2008 fiscal year end based on the yarn with fixed cotton prices at June 28, 2008. The impact of a 10% decline in the market price of the cotton covered by our fixed price yarn would have been greater at June 27, 2009 than at June 28, 2008 due to increased commitments at June 27, 2009 compared to June 28, 2008. The impact was partially offset by lower cotton prices at June 27, 2009 than at June 28, 2008.
We may use derivatives, including cotton option contracts, to manage our exposure to movements in commodity prices. We do not designate our options as hedge instruments upon inception. Accordingly, we mark to market changes in the fair market value of the options in cost of sales in the statements of income. We did not own any cotton options contracts on June 27, 2009 or June 28, 2008.
Interest Rate Sensitivity
Our credit agreements provide that the outstanding amounts owed shall bear interest at variable rates. If the amount of outstanding indebtedness at June 27, 2009 under the revolving credit facilities had been outstanding during the entire year and the interest rate on this outstanding indebtedness was increased by 100 basis points, our expense would have increased by approximately $0.8 million, or 17.2%, for the fiscal year. This compares to an increase of $0.9 million, or 14.4%, for the 2008 fiscal year based on the outstanding indebtedness at June 28, 2008. The effect of a 100 basis point increase in interest rates would have had a smaller dollar impact as of June 27, 2009 than as of June 28, 2008 due to the lower debt levels outstanding on June 27, 2009. However, the percentage increase for fiscal year 2009 is higher because our total interest expense for fiscal year 2009 was lower than our total interest expense for fiscal year 2008. The actual increase in interest expense resulting from a change in interest rates would depend on the magnitude of the increase in rates and the average principal balance outstanding.
Derivatives
On April 2, 2007, we entered into an interest rate swap agreement and interest rate collar agreement to manage our interest rate exposure and effectively reduce the impact of future interest rate changes. Both agreements mature (or expire) on April 1, 2010. By entering into the interest rate swap agreement, we effectively converted $15.0 million of floating rate debt under our credit facility to a fixed obligation with a LIBOR rate at 5.06%. By entering into the interest rate collar agreement, we effectively provided a cap of 5.5% and a floor of 4.33% on LIBOR rates on $15.0 million of floating rate debt under our credit facility. On April 1, 2009, we entered into an interest rate swap agreement which effectively converted $15.0 million of floating rate debt under our credit facility to a fixed obligation with a LIBOR rate of 1.57%. This agreement will mature (or expire) on April 1, 2011. We have assessed these agreements and concluded that the swap and collar agreements match the exact terms of the underlying debt to which they are related and therefore are considered perfectly-effective hedges.
Changes in the derivatives’ fair values are deferred and are recorded as a component of accumulated other comprehensive income (“AOCI”), net of income taxes, until the underlying transaction is recorded. When the hedged item affects income, gains or losses are reclassified from AOCI to the Consolidated Statements of Operations as interest income/expense. Any ineffectiveness in our hedging relationships is recognized immediately in the Consolidated Statement of Operations. The changes in fair value of the interest rate swap and collar agreements resulted in AOCI, net of taxes, of a loss of $0.6 million as of June 27, 2009 and AOCI, net of taxes, of a loss of $0.5 million as of June 28, 2008.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Our consolidated financial statements for each of the fiscal years in the three-year period ended June 27, 2009, together with the Report of Independent Registered Public Accounting Firm thereon, are included in this report commencing on page F-1 and are listed under Part IV, Item 15 in this report.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 27, 2009 and, based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures were effective at the evaluation date.
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
Management’s Annual Report on Internal Control over Financial Reporting
Management of Delta Apparel, Inc. is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is designed to provide reasonable assurance regarding the preparation and fair presentation of published financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
Under the supervision and with the participation of our management, including our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 27, 2009 based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The scope of our efforts to comply with the Section 404 Rules with respect to fiscal year 2009 included all of our operations other than our operations associated with the March 29, 2009 acquisition of Gekko Brands by our new wholly-owned subsidiary, To The Game, LLC. In accordance with the SEC’s published guidance, because we acquired these operations during the fiscal year, we excluded these operations from our efforts to comply with Section 404 Rules with respect to fiscal year 2009. As of June 27, 2009, total assets for the operations of To The Game, LLC were approximately $5.6 million and total revenues for these operations for the period ended June 27, 2009, were approximately $6.8 million. Based on our evaluation, excluding our operations discussed above, our management has concluded that, as of June 27, 2009, our internal control over financial reporting is effective.
The effectiveness of our internal control over financial reporting as of June 27, 2009 has been audited by Ernst & Young LLP, our independent registered public accounting firm, who also audited our consolidated financial statements. Ernst & Young’s attestation report on our internal controls over financial reporting is included herein.

Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting during the fourth quarter of fiscal year 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of Delta Apparel, Inc. and subsidiaries
We have audited Delta Apparel, Inc. and subsidiaries’ internal control over financial reporting as of June 27, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Delta Apparel, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.
As indicated in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of To The Game, LLC which is included in the 2009 consolidated financial statements of Delta Apparel, Inc. and subsidiaries and constituted $5.6 million and $0.1 million of total and net assets, respectively, as of June 27, 2009 and $6.8 million and $0.1 million of revenues and net income, respectively, for the year then ended. Our audit of internal control over financial reporting of Delta Apparel, Inc. and subsidiaries also did not include an evaluation of the internal control over financial reporting of To The Game.
In our opinion, Delta Apparel, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of June 27, 2009, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Delta Apparel, Inc. and subsidiaries as of June 27, 2009 and June 28, 2008 and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended June 27, 2009 of Delta Apparel, Inc. and subsidiaries, and our report dated August 28, 2009 expressed an unqualified opinion thereon.
Ernst & Young LLP
Atlanta, Georgia
August 28, 2009

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
Set forth in the table below is certain information about securities issuable under our equity compensation plans as of June 27, 2009.

Number of securities
		Weighted-average	remaining available for
	Number of securities to	exercise price of	future issuance under equity
	be issued upon exercise	outstanding	compensation plans
	of outstanding options,	options, warrants	(excluding securities
Plan Category	warrants and rights	and rights	reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	—	—

Equity compensation plans not approved by security holders	1,012,344	$11.91	547,718

Total	1,012,344	$11.91	547,718

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
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1) and (2) Financial Statements and Financial Statement Schedules
•	Report of Independent Registered Public Accounting Firm.

•	Consolidated Balance Sheets as of June 27, 2009 and June 28, 2008.

•	Consolidated Statements of Operations for the years ended June 27, 2009, June 28, 2008 and June 30, 2007.

•	Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss) for the years ended June 27, 2009, June 28, 2008 and June 30, 2007.

•	Consolidated Statements of Cash Flows for the years ended June 27, 2009, June 28, 2008 and June 30, 2007.

•	Notes to Consolidated Financial Statements.
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
     2.2 Asset Purchase Agreement dated as of August 22, 2005 among Delta Apparel, Inc., Junkfood Clothing Company, Liquid Blaino Designs, Inc. d/b/a Junkfood Clothing, Natalie Grof, and Blaine Halvorson (excluding schedules and exhibits): Incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on August 26, 2005.
     2.3 Asset Purchase Agreement dated as of August 17, 2006 among Delta Apparel, Inc., Fun-Tees, Inc., Henry T. Howe, James C. Poag, Jr., Beverly H. Poag, Lewis G. Reid, Jr., Kurt R. Rawald, Larry L. Martin, Jr., Julius D. Cline and Marcus F. Weibel: Incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on August 21, 2006.

     3.1.1 Articles of Incorporation of the Company: Incorporated by reference to Exhibit 3.1 to the Company’s Form 10.
     3.1.2 Amendment to Articles of Incorporation of the Company dated September 18, 2003: Incorporated by reference to Exhibit 3.1.2 to the Company’s Form 10-Q filed on November 5, 2003.
     3.1.3 Amendment to Articles of Incorporation of the Company dated April 28, 2005: Incorporated by reference to Exhibit 3.1.3 to the Company’s Form 8-K filed on April 29, 2005.
     3.1.4 Amendment to Articles of Incorporation of the Company dated November 8, 2007.
     3.2.1 Bylaws of the Company.
     3.2.2 Amendment to Bylaws of the Company adopted January 20, 2000.
     3.2.3 Amendment to Bylaws of the Company adopted February 17, 2000.
     3.2.4 Amendment to Bylaws of the Company adopted June 6, 2000.
     3.2.5 Amendment to Bylaws dated August 18, 2006.
     3.2.6 Amendment to Bylaws dated August 12, 2009.
     4.1. See Exhibits 3.1.1, 3.1.2, 3.1.3, 3.1.4, 3.2.1, 3.2.2, 3.2.3, 3.2.4, 3.2.5, and 3.2.6.
     4.2. Specimen certificate for common stock, par value $0.01 per share, of the Company: Incorporated by reference to Exhibit 4.2 to the Company’s Form 10.
     10.1. See Exhibits 2.1, 2.1.1, 2.2, and 2.3.
     10.2 Third Amended and Restated Loan and Security Agreement dated as of September 21, 2007 among Delta Apparel, Inc., Junkfood Clothing Company, M. J. Soffe Co., Wachovia Bank, National Association, as Agent, and the financial institutions named therein as Lenders: Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on September 25, 2007.
     10.2.1 Letter Amendment to the Third Amended and Restated Loan and Security Agreement dated March 30, 2009 among Delta Apparel, Inc., M.J. Soffe, LLC, Junkfood Clothing Company, Wachovia Bank, National Association, as Agent, and the financial institutions named therein as Lenders.
     10.3 Employment Agreement between Delta Apparel, Inc. and Deborah H. Merrill dated January 29, 2007: Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on February 2, 2007.***
     10.4 Employment Agreement between Delta Apparel, Inc. and Martha M. Watson dated January 29, 2007: Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on February 2, 2007.***
     10.5 Delta Apparel, Inc. 2000 Stock Option Plan, Effective as of February 15, 2000, Amended & Restated March 15, 2000: Incorporated by reference to Exhibit 10.4 to the Company’s Form 10.***
     10.6 Delta Apparel, Inc. Incentive Stock Award Plan, Effective February 15, 2000, Amended & Restated March 15, 2000: Incorporated by reference to Exhibit 10.5 to the Company’s Form 10.***
     10.7 Yarn Supply Agreement dated as of January 5, 2005 between Delta Apparel, Inc. and Parkdale Mills, LLC and Parkdale America, LLC: Incorporated by reference to Exhibit 10.29 to the Company’s Form 10-Q filed on February 9, 2005.**
     10.7.1 First Amendment to Yarn Supply Agreement dated as of June 26, 2009 between Delta Apparel, Inc. and Parkdale Mills, LLC, and Parkdale America, LLC.**

     10.8 Delta Apparel, Inc. 2004 Non-Employee Director Stock Plan: Incorporated by reference to Exhibit 10.30 to the Company’s Form 10-Q filed on May 16, 2005.
     10.9 Employment Agreement between Delta Apparel, Inc. and Kenneth D. Spires dated January 29, 2007: Incorporated by reference to Exhibit 10.19 to the Company’s Form 10K filed on August 31, 2007.***
     10.10 Employment Agreement between Delta Apparel, Inc. and William T. McGhee dated April 27, 2007: Incorporated by reference to Exhibit 10.11 to the Company’s Form 10K filed on August 28, 2008. ***
     10.11 Employment Agreement between Delta Apparel, Inc. and Robert W. Humphreys dated June 12, 2009.***
     21 Subsidiaries of the Company.
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

*	All reports previously filed by the Company with the Commission pursuant to the Securities Exchange Act, and the rules and regulations promulgated thereunder, exhibits of which are incorporated to this Report by reference thereto, were filed under Commission File Number 1-15583.

**	Portions of this exhibit have been omitted pursuant to a request for confidential treatment and have been filed separately with the Securities and Exchange Commission.

***	This is a management contract or compensatory plan or arrangement.
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

DELTA APPAREL, INC. (Registrant)

August 28, 2009 Date	By: /s/ Deborah H. Merrill Deborah H. Merrill
Vice President, Chief Financial
Officer and Treasurer
(principal financial and accounting officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and as of the dates indicated.

/s/ James A. Cochran	8-25-09	/s/ E. Erwin Maddrey, II	8-24-09

James A. Cochran	Date	E. Erwin Maddrey, II	Date
Director		Director

/s/ David S. Fraser	8-24-09	/s/ Deborah H. Merrill	8-28-09

David S. Fraser	Date	Deborah H. Merrill	Date
Director		Vice President, Chief Financial
Officer and Treasurer (principal
financial and accounting officer)

/s/ William F. Garrett	8-22-09	/s/ Buck A. Mickel	8-24-09

William F. Garrett	Date	Buck A. Mickel	Date
Director		Director

/s/ Elizabeth J. Gatewood	8-24-09	/s/ David Peterson	8-25-09

Elizabeth J. Gatewood	Date	David Peterson	Date
Director		Director

/s/ Robert W. Humphreys	8-21-09	/s/ Robert E. Staton, Sr	8-24-09

Robert W. Humphreys	Date	Robert E. Staton, Sr.	Date
Chairman, Chief Executive Officer,		Director
President and Director

/s/ Max Lennon	8-24-09

Max Lennon	Date
Director

Delta Apparel, Inc. and Subsidiaries

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of Delta Apparel, Inc. and subsidiaries
We have audited the accompanying consolidated balance sheets of Delta Apparel, Inc. and subsidiaries (the “Company”) as of June 27, 2009 and June 28, 2008, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended June 27, 2009. Our audits also included the financial statement schedule listed in the index at Item 15(d). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at June 27, 2009 and June 28, 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 27, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
As discussed in Note 2 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 157, Fair Value Measurement and No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, as of June 29, 2008 and FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities, as of March 28, 2009.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of June 27, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 28, 2009 expressed an unqualified opinion thereon.
Ernst & Young LLP
Atlanta, Georgia
August 28, 2009

Delta Apparel, Inc. and Subsidiaries
Consolidated Balance Sheets
(Amounts in thousands, except share amounts and per share data)

	June 27, 2009	June 28, 2008
Assets

Current assets:
Cash	$654	$586
Accounts receivable, less allowances of $3,039 and $2,813, respectively	55,855	61,048
Other receivables	2,029	964
Income tax receivable	1,755	1,007
Inventories, net	125,887	124,746
Prepaid expenses and other current assets	3,387	2,916
Deferred income taxes	3,475	2,542

Total current assets	193,042	193,809

Property, plant and equipment, net	36,480	40,042
Goodwill	16,814	16,814
Intangibles, net	7,114	7,603
Other assets	3,543	3,355

	$256,993	$261,623

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$34,103	$35,423
Accrued expenses	17,852	17,689
Current portion of long-term debt	5,718	6,780

Total current liabilities	57,673	59,892

Long-term debt, less current maturities	85,936	95,542
Deferred income taxes	1,223	578
Other liabilities	16	718

Total liabilities	144,848	156,730

Commitments and contingencies

Shareholders’ equity:
Preferred stock—$0.01 par value, 2,000,000 shares authorized, none issued and outstanding	—	—
Common stock —$0.01 par value, 15,000,000 shares authorized, 9,646,972 shares issued, and 8,502,699 and 8,496,749 shares outstanding as of June 27, 2009 and June 28, 2008, respectively	96	96
Additional paid-in capital	58,301	57,431
Retained earnings	63,763	57,307
Accumulated other comprehensive loss	(565)	(441)
Treasury stock —1,144,273 and 1,150,223 shares as of June 27, 2009 and June 28, 2008, respectively	(9,450)	(9,500)

Total shareholders’ equity	112,145	104,893

	$256,993	$261,623

See accompanying notes to consolidated financial statements.

Delta Apparel, Inc. and Subsidiaries
Consolidated Statements of Operations
(Amounts in thousands, except share amounts and per share data)

	Year Ended
	June 27, 2009	June 28, 2008	June 30, 2007
Net sales	$355,197	$322,034	$312,438
Cost of goods sold	278,758	257,319	239,365

Gross profit	76,439	64,715	73,073

Selling, general and administrative expenses	64,388	59,898	59,187
Other (income) expense, net	(96)	(132)	89
Restructuring costs	—	62	1,498

Operating income	12,147	4,887	12,299

Interest expense, net	4,718	6,042	5,157

Income (loss) before provision (benefit) for income taxes and extraordinary gain	7,429	(1,155)	7,142

Provision (benefit) for income taxes	973	(647)	1,471

Income (loss) before extraordinary gain	6,456	(508)	5,671

Extraordinary gain	—	—	672

Net income (loss)	$6,456	$(508)	$6,343

Basic earnings (loss) per share
Income (loss) before extraordinary gain	$0.76	$(0.06)	$0.67
Extraordinary gain	—	—	0.08

Net income (loss)	$0.76	$(0.06)	$0.75

Diluted earnings (loss) per share
Income (loss) before extraordinary gain	$0.76	$(0.06)	$0.65
Extraordinary gain	—	—	0.08

Net income (loss)	$0.76	$(0.06)	$0.73

Weighted average number of shares outstanding	8,502	8,480	8,506
Dilutive effect of stock options	—	—	169

Weighted average number of shares assuming dilution	8,502	8,480	8,675

Cash dividends declared per common share	$0.00	$0.05	$0.20
See accompanying notes to consolidated financial statements.

Delta Apparel, Inc. and Subsidiaries
Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss)
(Amounts in thousands, except share amounts)

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Total

Balance at July 1, 2006	9,646,972	$96	$54,672	$53,412	$—	1,084,151	$(7,192)	$100,988

Comprehensive income:
Net income	—	—	—	6,343	—	—	—	6,343
Unrealized gain on derivatives	—	—	—	—	140	—	—	140

Total comprehensive income								6,483

Treasury stock acquired	—	—	—	—	—	196,770	(3,378)	(3,378)

Stock grant	—	—	—	56	—	(4,844)	33	89

Employee stock based compensation	—	—	838	—	—	—	—	838

Stock options exercised under Option Plan	—	—	—	123	—	(27,500)	225	348

Cash dividend ($0.20 per share)	—	—	—	(1,699)	—	—	—	(1,699)

Balance at June 30, 2007	9,646,972	96	55,510	58,235	140	1,248,577	(10,312)	103,669

Comprehensive loss:
Net loss	—	—	—	(508)	—	—	—	(508)
Unrealized loss on derivatives	—	—	—	—	(581)	—	—	(581)

Total comprehensive loss								(1,089)

Stock grant	—	—	49	—	—	(5,438)	45	94

Employee stock based compensation	—	—	1,030	—	—	—	—	1,030

Stock options exercised under Awards Plan	—	—	842	—	—	(92,916)	767	1,609

Cash dividend ($0.05 per share)	—	—	—	(420)	—	—	—	(420)

Balance at June 28, 2008	9,646,972	96	57,431	57,307	(441)	1,150,223	(9,500)	104,893

Comprehensive income (loss):
Net income	—	—	—	6,456	—	—	—	6,456
Unrealized loss on derivatives	—	—	—	—	(124)	—	—	(124)

Total comprehensive income								6,332

Stock grant	—	—	(7)	—	—	(5,950)	50	43

Employee stock based compensation	—	—	877	—	—	—	—	877

Balance at June 27, 2009	9,646,972	$96	$58,301	$63,763	$(565)	1,144,273	$(9,450)	$112,145

See accompanying notes to consolidated financial statements.

Delta Apparel, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Amounts in thousands)

	Year Ended
	June 27, 2009	June 28, 2008	June 30, 2007
Operating activities:
Net income (loss)	$6,456	$(508)	$6,343
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	6,589	5,843	4,785
Amortization	489	488	488
(Benefit from) provision for deferred income taxes	(288)	(822)	24
(Benefit from) provision for allowances on accounts receivable, net	(384)	870	(226)
Non-cash stock compensation	1,004	1,208	1,778
Extraordinary gain on earn-out payment	—	—	(672)
(Gain) loss on disposal and impairment of property	(9)	105	1,758
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	8,980	(16,438)	10,784
Inventories	2,152	(142)	(1,541)
Prepaid expenses and other current assets	(219)	(319)	237
Other non-current assets	(188)	(805)	50
Accounts payable	(1,912)	(483)	(1,147)
Accrued expenses	635	(2,420)	1,288
Income taxes	(748)	1,185	(3,178)
Other liabilities	(826)	131	(321)

Net cash provided by (used in) operating activities	21,731	(12,107)	20,450

Investing activities:
Purchases of equipment	(3,058)	(16,590)	(10,915)
Proceeds from sale of equipment	40	7	6
Cash paid for businesses, net of cash acquired	(7,977)	—	(27,430)

Net cash used in investing activities	(10,995)	(16,583)	(38,339)

Financing activities:
Proceeds from long-term debt	362,297	353,703	317,634
Repayment of long-term debt	(372,965)	(324,799)	(294,864)
Dividends paid	—	(420)	(1,699)
Treasury stock acquired	—	—	(3,378)
Proceeds from exercise of stock options	—	—	346

Net cash (used in) provided by financing activities	(10,668)	28,484	18,039

Increase (decrease) in cash	68	(206)	150

Cash at beginning of year	586	792	642

Cash at end of year	$654	$586	$792

Supplemental cash flow information:
Cash paid during the year for interest	$4,867	$5,219	$5,292

Cash paid (refunded) during the year for income taxes	$1,887	$(1,394)	$4,781

Non-cash financing activity—issuance of common stock	$43	$1,703	$89

See accompanying notes to consolidated financial statements.

Delta Apparel, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
NOTE 1—THE COMPANY
We are an international design, manufacturing, sourcing and marketing company that features a diverse portfolio of high quality branded and private label activewear apparel and headwear. We specialize in selling a variety of casual and athletic products through most distribution channels for these types of goods. Our products are sold to specialty and boutique shops, upscale and traditional department stores, mid-tier retailers, sporting goods stores, screen printers, and private label accounts. In addition, we sell certain products to college bookstores and to the U.S. military. Our products are also available direct to consumers on our websites at www.soffe.com, www.deltaapparel.com and www.junkfoodclothing.com. Our headwear products can be viewed at www.2thegame.com. We design and manufacture the majority of our products ourselves, which allows us to provide our customers with consistent, high quality, high value branded and private label products. Our manufacturing operations are located in the southeastern United States, El Salvador, Honduras, and Mexico. We also use foreign and domestic contractors as additional sources of production. Our distribution facilities are strategically located throughout the United States to better serve our customers.
NOTE 2—SIGNIFICANT ACCOUNTING POLICIES
(a) Basis of Presentation: Our consolidated financial statements include the accounts of Delta Apparel and its wholly owned domestic and foreign subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The equity method of accounting is used for investments in companies where we have less than a 50% ownership interest. We do not exercise control over these companies, nor do we have substantive participating rights. Accordingly, they are not variable interest entities and these investments are accounted for under the equity method of accounting.
We manage our business in two distinct segments: Activewear and Retail-Ready. Although the two segments are similar in their production processes and regulatory environment, they are distinct in their economic characteristics, products and distribution methods.
(b) Fiscal Year: We operate on a 52-53 week fiscal year ending on the Saturday closest to June 30. The 2009, 2008 and 2007 fiscal years were 52-week years and ended on June 27, 2009, June 28, 2008 and June 30, 2007, respectively.
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
(d) Revenue Recognition: We recognize sales when the following criteria are met: persuasive evidence of an agreement exists, title has transferred to the customer, the price to the buyer is fixed and determinable and collectibility is reasonably assured. The majority of our sales are shipped FOB shipping point and revenue is therefore recognized when the goods are shipped to the customer. For sales that are shipped FOB destination point, we do not recognize the revenue until the goods are received by the customer. Shipping and handling charges billed to our customers are included in net revenue and the related costs are included in cost of goods sold. We estimate returns and allowances on an ongoing basis by considering historical results or losses and current trends. We record these costs as a reduction to net revenue.
(e) Cash: Cash consists of cash and temporary investments with original maturities of three months or less.
(f) Accounts Receivable: Accounts receivable consists primarily of receivables from our customers and we generally do not require collateral. We actively monitor our exposure to credit risk through the use of credit approvals and credit limits. During fiscal years 2009, 2008 and 2007, we assigned a portion of our trade accounts receivable at our Junkfood division under a factoring agreement. The factoring agreement was terminated effective on July 7, 2009 and as of August 28, 2009 we had $50 thousand due from factor. We account for our assignment of receivables under our factoring agreement as a sale in accordance with FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments

of Liabilities. The assignment of these receivables is without recourse, provided that the customer orders are approved by the factor prior to shipment of the goods, up to a maximum for each individual account. The agreement does not include provisions for advances from the factor against the assigned receivables. The factor funds the accounts receivable upon collection, or, exclusive of disputed claims, upon 90 days after the due date. The amount due from the factor is included in our accounts receivable on our consolidated balance sheets and changes in the amount due from factor are included in our cash flows from operations. At June 27, 2009, our trade accounts receivable less allowances was $55.9 million, consisting of $57.3 million in unfactored accounts receivable, $1.6 million due from factor, and $3.0 million in allowances. At June 28, 2008, our accounts receivable less allowances was $61.0 million, consisting of $60.4 million in unfactored accounts receivable, $3.4 million due from factor, and $2.8 million in allowances.
(g) Inventories: We state inventories at the lower of cost or market using the first-in, first-out method. Inventory cost includes materials, labor and manufacturing overhead. Estimated losses on inventories represent reserves for obsolescence, excess quantities, irregulars and slow moving inventory. We estimate losses on the basis of our assessment of the inventory’s net realizable value based upon current market conditions and historical experience. The majority of our raw materials are readily available, and we are not dependent on a single supplier.
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
(i) Impairment of Long-Lived Assets (Including Amortizable Intangible Assets): In accordance with Statement of Financial Accounting Standard No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, our long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. When evaluating assets for potential impairment, we compare the carrying amount of the asset to the undiscounted future net cash flows expected to be generated by the asset. If impairment is indicated, the asset is permanently written down to its estimated fair market value (based upon future discounted cash flows) and an impairment loss is recognized. We recorded $1.5 million in impairment losses in our Activewear segment during fiscal year 2007 in conjunction with our restructuring activities. During fiscal year 2009, we closed the Soffe textile production in our Fayetteville, North Carolina facility and moved this production into our existing Maiden and Ceiba Textiles facilities. No impairment losses were required to be recorded in connection with the closing of the Fayetteville, North Carolina textile operations. See Note 15 for further discussion on the restructuring activities and impairment loss.
(j) Goodwill and Intangibles: Certain intangibles and goodwill were recorded upon the acquisition of Junkfood Clothing Company in fiscal year 2006, including the trade name and trademarks, customer relationships, non-compete agreements and goodwill. Earnout payments associated with the acquisition increased goodwill by $5.9 million. Intangible assets are amortized based on their estimated economic lives, ranging from five to twenty years, as detailed in Note 6 — Goodwill and Intangible Assets. Goodwill represents the excess of purchase price over fair value of net identified tangible and intangible assets and liabilities acquired, and is not amortized. The total amount of goodwill is expected to be deductible for tax purposes.
(k) Impairment of Goodwill: We evaluate the carrying value of goodwill annually or more frequently if events or circumstances indicate that an impairment loss may have occurred. Such circumstances could include, but are not limited to, a significant adverse change in business climate, increased competition or other economic conditions. Under SFAS 142, goodwill is tested at a reporting unit level. Junkfood is the only reporting unit with recorded goodwill. The impairment test involves a two-step process. The first step involves comparing the fair value of the reporting unit to which the goodwill is assigned to its carrying amount. If this comparison indicates that a reporting unit’s estimated fair value is less than its carrying value, a second step is required. If applicable, the second step requires us to allocate the estimated fair value of the reporting unit to the estimated fair value of the reporting unit’s net assets, with any fair value in excess of amounts allocated to such net assets representing the implied fair value of goodwill for that reporting unit. If the carrying value of the goodwill exceeds its fair value, the carrying value is written down by an amount equal to such excess.

The goodwill impairment testing process involves the use of significant assumptions, estimates and judgments, and is subject to inherent uncertainties and subjectivity. Estimating a reporting unit’s discounted cash flows involves the use of significant assumptions, estimates and judgments with respect to a variety of factors, including sales, gross margin and selling, general and administrative rates, capital expenditures, cash flows and the selection of an appropriate discount rate. Projected sales, gross margin and selling, general and administrative expense rate assumptions and capital expenditures are based on our annual business plans and other forecasted results. Discount rates reflect market-based estimates of the risks associated with the projected cash flows of the reporting unit directly resulting from the use of its assets in its operations. These estimates are based on the best information available to us as of the date of the impairment assessment.
We completed our annual test of goodwill as of the first day of our fiscal year 2009 third quarter. Under the first step of the impairment analysis, we considered both the income approach, which estimates the fair value based on the future discounted cash flows, and the market approach, which estimates the fair value based on comparable market prices. The fair value of Junkfood, a reporting unit included in the Retail-Ready segment, was determined based on the income approach and then compared to the results of the market approach for reasonableness. We assumed a cash flow period of four and a half years with a residual growth rate of 3%. We used a discount rate of 16.5%, consistent with the prior year impairment analysis. We did not identify any impairment as a result of the test.
Although our sales growth and improved profitability during fiscal year 2009 would not indicate a need to test for impairment between our annual tests, we noted the general deterioration in the economic environment and the resultant decline in our market capitalization. As such, we estimated the fair value of all of our reporting units by discounting their estimated future cash flows to present value and reconciled the aggregate estimated fair value of all reporting units to the trading value of our common stock, noting a reasonable control premium.
Given the current macro economic environment and the uncertainties regarding its potential impact on our business, there can be no assurance that our estimates and assumptions used in our impairment tests will prove to be accurate predictions of the future. If our assumptions regarding forecasted cash flows are not achieved, it is possible that an impairment review may be triggered and goodwill may be determined to be impaired.
(l) Self-Insurance Reserves: Our medical, prescription and dental care benefits are primarily self-insured. Our self-insurance accruals are based on claims filed and estimates of claims incurred but not reported. We develop estimates of claims incurred but not reported based upon the historical time it takes for a claim to be reported and historical claim amounts. We had self-insurance reserves of approximately $497,000 and $595,000 at June 27, 2009 and June 28, 2008, respectively.
(m) Internally Developed Software Costs. We account for internally developed software in accordance with Statement of Position 98-1, Accounting for Computer Software Developed for or obtained for Internal Use. After technical feasibility has been established, we capitalize the cost of our software development process, including payroll and payroll benefits, by tracking the software development hours invested in the software projects. We amortize our software development costs in accordance with the estimated economic life of the software, which is generally three to ten years.
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
(o) Cost of Goods Sold: We include in cost of goods sold all manufacturing and sourcing costs incurred prior to the receipt of finished goods at our distribution facilities. The cost of goods sold principally includes product cost, purchasing costs, inbound freight charges, insurance, and inventory write-downs. Our gross margins may not be comparable to other companies, since some entities include costs related to their distribution network in cost of goods sold and we exclude them from gross margin, including them instead in selling, general and administrative expenses.
(p) Selling, General and Administrative Expense: We include in selling, general and administrative expenses, costs incurred subsequent to the receipt of finished goods at our distribution facilities, such as the cost of stocking, warehousing, and shipping goods for delivery to our customers. Distribution costs included in selling, general and administrative expenses totaled $13.6 million, $14.3 million and $14.1 million in fiscal years 2009, 2008 and 2007, respectively. In addition, selling, general and administrative expenses include costs related to sales associates, administrative personnel cost, advertising and marketing expenses, royalty payments on licensed products and other general and administrative expenses.

(q) Advertising Costs: All costs associated with advertising and promoting our products are expensed during the year in which they are incurred and are included in selling, general and administrative expenses in the consolidated statements of operations. We participate in cooperative advertising programs with our customers. Depending on the customer, our defined cooperative programs allow the customer to use from 1% to 5% of its net purchases from us towards advertisements of our products. Because our products are being specifically advertised, we are receiving an identifiable benefit resulting from the consideration for cooperative advertising. Therefore, pursuant to Emerging Issues Task Force Issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products), we record our cooperative advertising costs as a selling expense based on the net sales sold under the cooperative program and the related cooperative advertising reserve balances are recorded as accrued liabilities. Advertising costs totaled $4.4 million, $4.3 million and $4.5 million in fiscal years 2009, 2008 and 2007, respectively. Included in these costs were $1.9 million, $1.5 million and $1.8 million in fiscal years 2009, 2008 and 2007, respectively, related to our cooperative advertising programs.
(r) Sales Tax: Sales tax collected from customers and remitted to various government agencies are presented on a net basis (excluded from revenues) in the consolidated statements of operations.
(s) Foreign Currency Translation: Our functional currency for our foreign operated manufacturing facilities is the United States dollar. We remeasure those assets and liabilities denominated in foreign currencies using exchange rates in effect at each balance sheet date. Fixed assets and the related depreciation or amortization charges are recorded at the exchange rates in effect on the date we acquired the assets. Revenues and expenses denominated in foreign currencies are remeasured using average exchange rates for all periods presented. We recognize the resulting foreign exchange gains and losses as a component of other income and expense in the consolidated statements of operations. These gains and losses are immaterial for all periods presented.
(t) Earnings (Loss) per Share: We compute basic earnings per share by dividing net income (loss) by the weighted average number of common shares outstanding during the year pursuant to FASB Statement No. 128, Earnings Per Share (“SFAS 128”). Diluted earnings per share is calculated, as set forth in SFAS 128, by dividing net income (loss) by the weighted average number of common shares outstanding adjusted for the issuance of potentially dilutive shares. Potential dilutive shares consist of common stock issuable under the assumed exercise of outstanding stock options and awards using the treasury stock method. This method, as required by SFAS 123(R), assumes that the potential common shares are issued and the proceeds from the exercise, along with the amount of compensation expense attributable to future services, are used to purchase common stock at the exercise date. The difference between the number of potential shares issued and the number of shares purchased is added as incremental shares to the actual number of shares outstanding to compute diluted earnings per share. Outstanding stock options and awards that result in lower potential shares issued than shares purchased under the treasury stock method are not included in the computation of diluted earnings per share since their inclusion would have an anti-dilutive effect on earnings per share. For fiscal year 2009, weighted average shares from stock options and awards totaling 999,349 were not included in the computation of diluted earnings per share since their inclusion would have an anti-dilutive effect on earnings per share.
(u) Yarn and Cotton Procurements: On January 5, 2005, in conjunction with the sale of our yarn spinning facility in Edgefield, South Carolina, we entered into a five-year supply agreement with Parkdale America, LLC to supply our yarn requirements. On June 26, 2009, we amended the agreement to extend its expiration date to December 31, 2011. The amendment also adjusted the conversion costs, waste factors, basis and carry costs. All other terms in the agreement remained the same. Under the supply agreement, we purchase from Parkdale all yarn required by Delta Apparel and our wholly-owned subsidiaries, for use in our manufacturing operations (excluding yarns that Parkdale did not manufacture as of the date of the original agreement in the ordinary course of its business or due to temporary Parkdale capacity restraints). The purchase price of yarn is based upon the cost of cotton plus a fixed conversion cost. Thus, we are subject to the commodity risk of cotton prices and cotton price movements, which could result in unfavorable yarn pricing for us. We fix the cotton prices as a component of the purchase price of yarn with Parkdale, pursuant to the supply agreement, in advance of the shipment of finished yarn from Parkdale. Prices are set according to prevailing prices, as reported by the New York Cotton Exchange, at the time we elect to fix specific cotton prices.
(v) Stock Option and Incentive Award Plans: Stock-based compensation is accounted for under the provisions of SFAS 123(R) and the Securities and Exchange Commission Staff Accounting Bulletin No. 107, Share-Based Payment (“SAB 107”). SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized as expense using a fair value method. We estimate the fair value of stock-based compensation using the Black-Scholes option pricing model. We recognize this fair value, net of estimated forfeitures, as a component of cost of sales and selling, general and administrative expense in the consolidated statements of operations over the vesting period.

(w) Comprehensive (Loss) Income: Other Comprehensive (Loss) Income consists of net (loss) income and unrealized (losses) gains from cash flow hedges and is presented in the Consolidated Statements of Shareholders’ Equity. Accumulated other comprehensive loss contained in the shareholders’ equity section of the Consolidated Balance Sheets in fiscal years 2009 and 2008 consisted of $0.6 million and $0.4 million, respectively, for two interest rate swap agreements and an interest rate collar agreement.
(x) Fair Value of Financial Instruments: We use financial instruments in the normal course of our business. The carrying values approximate fair value for financial instruments that are short-term in nature, such as cash, accounts receivable and accounts payable. We estimate that the carrying value of our long-term debt approximates fair value based on the current rates offered to us for debt of the same remaining maturities.
(y) Derivatives: From time to time, we enter into forward contracts, option agreements or other instruments to limit our exposure to fluctuations in interest rates and raw material prices with respect to long-term debt and cotton purchases, respectively. We determine at inception whether the derivative instruments will be accounted for as hedges.
We account for derivatives and hedging activities in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and hedging activities. It requires the recognition of all derivative instruments as either assets or liabilities in the Consolidated Balance Sheets and measurement of those instruments at fair value. The accounting treatment of changes in fair value depends upon whether or not a derivative instrument is designated as a hedge and, if so, the type of hedge. For derivative financial instruments not designated as a hedge, changes in fair value are recognized in income. For derivatives designated as cash flow hedges, to the extent effective, changes in fair value are recognized in accumulated other comprehensive income (loss) until the hedged item is recognized in income. Ineffectiveness is recognized immediately in income. We formally document all relationships between hedging instruments and hedged items, as well as risk management objectives and strategies for undertaking various hedge transactions, at the inception of those transactions. For derivative financial instruments not designated as a hedge, we recognize the changes in fair value in cost of sales.
No raw material option agreements were purchased during fiscal year 2009, 2008 or 2007. On April 2, 2007, we entered into an interest rate swap agreement and interest rate collar agreement to manage our interest rate exposure and effectively reduce the impact of future interest changes. Both agreements mature (or expire) on April 1, 2010. By entering into the interest rate swap agreement, we effectively converted $15.0 million of floating rate debt under our credit facility to a fixed obligation with a LIBOR rate at 5.06%. By entering into the interest rate collar agreement, we effectively provided a cap of 5.5% and a floor of 4.33% on LIBOR rates on $15.0 million of floating rate debt under our credit facility. On April 1, 2009, we entered into an interest rate swap agreement which effectively converted $15.0 million of floating rate debt under our credit facility to a fixed obligation with a LIBOR rate of 1.57%. This agreement will mature (or expire) on April 1, 2011. We have assessed these agreements and concluded that the swap and collar agreements match the exact terms of the underlying debt to which they are related and therefore are considered perfectly-effective hedges.
We are exposed to counterparty credit risks on all of our derivatives. Because these amounts are recorded at fair value, the full amount of our exposure is the carrying value of these instruments. We only enter into derivative transactions with well established institutions. Therefore, we believe that our risk is minimal.
The changes in fair value of the interest rate swap and collar agreements resulted in AOCI, net of taxes, of $0.1 million loss and $0.6 million loss for the years ended June 27, 2009 and June 28, 2008, respectively.
(z) Recent Accounting Pronouncements: In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141(R)”) to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a business combination and its effects. SFAS 141(R) applies to all transactions or other events in which an entity obtains control of one or more businesses, and combinations achieved without the transfer of consideration. SFAS 141(R) will be applied prospectively to business combinations for which the acquisition date is on or after June 28, 2009. We expect SFAS 141(R) will have an impact on our accounting for future business combinations, but the effect is dependent upon the acquisitions that are made in the future.
In February 2009, the FASB issued FASB Staff Position No. 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (“FSP 141(R)-1”). This standard requires an asset or liability arising from a contingency in a business combination to be recognized at fair value if fair value can be reasonably determined. If fair value cannot be reasonably determined, then the asset or liability will need to be recognized in accordance with FASB Statement No. 5, Accounting for Contingencies, and FASB Interpretation No. 14, Reasonable Estimation of the Amount of the Loss. FSP 141(R)-1 will be applied prospectively to business combinations for which the acquisition date is on or after June 28, 2009. We expect FSP 141(R)-1 will have an impact on our accounting for future business combinations, but the effect is dependent upon the acquisitions that are made in the future.
In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurements (“SFAS 157”), which is effective for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. SFAS 157 is a principles-based standard intended to provide a framework for measuring fair value in generally accepted accounting principles (“GAAP”), clarify the definition of fair value within that framework, and expand disclosures about the use of fair value measurements. SFAS 157 does not address which items are to be measured at fair value or when this measurement should be used in accounting. We adopted SFAS 157 on June 29, 2008, and the adoption had no material impact on our financial position and results of operations. Our only asset or liability that is measured at fair value on a recurring basis is the liability for our interest rate swap and collar agreements. See Note 14(d) for further information on the fair value of our interest rate swap and collar agreements.
In April 2009, the FASB issued FASB Staff Position No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP 157-4”). FSP 157-4 provides guidelines for making fair value measurements more consistent with the principles presented in SFAS 157 in determining fair values when there is no active market or where the price inputs being used represent distressed sales. Specifically, it reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive. FSP 157-4 is effective for interim and annual periods ending after June 15, 2009. We adopted FSP 157-4 on June 27, 2009, and the adoption had no impact on our financial position and results of operations.
In February 2007, the FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”), which permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We adopted SFAS 159 on June 29, 2008, and did not elect to record any other financial instruments or other items at fair value. Therefore, the adoption of SFAS 159 had no impact on our financial position and results of operations.
In December 2007, the FASB issued FASB Statement No. 160, Non-controlling Interests in Consolidated Financial Statements (“SFAS 160”), which requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements. SFAS 160 is effective for us on June 28, 2009, and we do not expect the adoption to have a material impact on our financial position and results of operations.
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”), an amendment to SFAS 133, which is effective for fiscal years and interim periods beginning after November 15, 2008. SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities, requiring entities to disclose (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedge items are accounted for under SFAS 133 and its related interpretations and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. We adopted SFAS 161 on December 28, 2008. The additional disclosure requirements are presented in Note 14—Commitments and Contingencies.
In May 2009, the FASB issued FASB Statement No. 165, Subsequent Events (“SFAS 165”). SFAS 165 establishes general standards of accounting and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. We adopted SFAS 165 on June 27, 2009. The additional disclosure requirements are presented in Note 2(aa).
In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, FASB Accounting Standards and the Hierarchy of Generally Accepted Accounting Principles (“SFAS 168”). SFAS 168 replaces SFAS 162 and establishes the FASB Accounting Standards Codification (“Codification”) as the single source of authoritative U.S. generally accepted accounting principles recognized by the FASB to be applied by nongovernmental entities. SFAS 168 and the Codification are effective for interim and annual periods ending after September 15, 2009. When effective, the Codification will supersede all existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. We will adopt and implement SFAS 168 during the first quarter of fiscal year 2010.
In April 2008, the FASB issued FASB Staff Position No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 amends the factors that must be considered in developing renewal or extension assumptions used to determine the useful life over which to amortize the cost of a recognized intangible asset under SFAS 142, Goodwill and Other Intangible Assets. FSP 142-3 is effective for financial statements for us on June 28, 2009, and we do not expect the adoption to have a material impact on our accounting for the future acquisition of intangible assets.

In November 2008, the FASB issued EITF Issue No. 08-6, Equity Method Investment Accounting Considerations (“EITF 08-6”). EITF 08-6 clarifies accounting for certain transactions and impairment considerations involving the equity method, including initial measurement, decrease in investment value and change in level of ownership or degree of influence. EITF 08-6 is effective on a prospective basis for fiscal years beginning on or after December 15, 2008. We are currently evaluating the effect that the adoption of EITF 08-6 will have on our financials position and results of operations and do not expect that the adoption of EITF 08-6 will have a material impact on our financial statements.
(aa) Subsequent Events: We evaluated the need for disclosures and/or additional adjustments resulting from subsequent events through August 28, 2009, the date the financial statements were available to be issued. We did not identify any further subsequent events that required disclosure and/or adjustments in our financial statements.
NOTE 3—ACQUISITIONS
To The Game Acquisition
Effective on March 29, 2009, we acquired substantially all of the assets of Gekko Brands, a premier supplier of licensed and decorated headwear sold under the brands of “The Game®” and “Kudzu®” (the “To The Game Acquisition”). No goodwill or intangibles were recorded in association with the purchase. We are operating To The Game, headquartered in Phenix City, Alabama, as a separate business within our Retail-Ready segment. The total purchase price was $5.7 million, with $5.0 million paid at closing and $0.7 million due 120 days after closing, which has been paid subsequent to our fiscal 2009 year end. We allocated the purchase price (including direct acquisition costs) to the assets acquired and liabilities assumed based on their fair values using one or more of the following valuation techniques, all of which are considered level two input based on the fair value hierarchy: (a) market approach using prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities; or (b) cost approach using amounts that would be required to replace the service capacity of an asset. Based on our purchase price allocation, no value was placed on fixed assets, intangibles or goodwill. The acquisition was financed through our asset-based secured revolving credit facility. In conjunction with the acquisition, we exercised the accordion feature under our existing credit facility, bringing the maximum line of credit to $110 million, subject to borrowing base restrictions. To The Game is included in the consolidated financial statements since its acquisition on March 29, 2009.
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
NOTE 4—INVENTORIES
Inventories consist of the following (in thousands):

	June 27,	June 28,
	2009	2008
Raw materials	$9,626	$10,881
Work in process	21,842	23,198
Finished goods	94,419	90,667

	$125,887	$124,746

Raw materials at June 27, 2009 and June 28, 2008 include finished yarn and direct materials for the Activewear segment and include finished yarn, direct materials and blank t-shirts and headwear for the Retail-Ready segment.

NOTE 5—PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consist of the following (in thousands):

	Estimated	June 27,	June 28,
	Useful Life	2009	2008
Land and land improvements	N/A	$993	$993
Buildings	10-20 years	7,227	7,189
Machinery and equipment	5-15 years	56,834	56,938
Computers and software	3-10 years	10,073	10,926
Furniture and fixtures	7 years	4,104	3,897
Leasehold improvements	3-10 years	1,797	1,712
Automobiles	5 years	453	367
Construction in progress	N/A	3,559	3,078

		85,040	85,100
Less accumulated depreciation and amortization		(48,560)	(45,058)

		$36,480	$40,042

NOTE 6—GOODWILL AND INTANGIBLE ASSETS
Components of intangible assets are as follows (in thousands):

	June 27,	June 28,	Economic
	2009	2008	Life

Goodwill	$16,814	$16,814	N/A

Intangibles:
Tradename/trademarks	1,530	1,530	20 yrs
Customer relationships	7,220	7,220	20 yrs
Non-compete agreements	250	250	5 yrs

Total intangibles	9,000	9,000

Less accumulated amortization	(1,886)	(1,397)

	$7,114	$7,603

Amortization expense for intangible assets was $0.5 million for each of the years ended June 27, 2009, June 28, 2008 and June 30, 2007. Amortization expense is estimated to be approximately $0.5 million for fiscal year 2010, and approximately $0.4 million in succeeding fiscal years.
NOTE 7—ACCRUED EXPENSES
Accrued expenses consist of the following (in thousands):

	June 27,	June 28,
	2009	2008
Accrued employee compensation and benefits	$7,610	$6,310
Taxes accrued and withheld	770	516
Accrued insurance	637	734
Accrued advertising	909	657
Accrued earnout payment	—	2,592
Accrued royalties	1,611	1,682
Accrued acquisition cost	700	—
Derivative liability	902	—
Other	4,713	5,198

	$17,852	$17,689

NOTE 8—LONG-TERM DEBT
Long-term debt consists of the following (in thousands):

	June 27,	June 28,
	2009	2008
Revolving credit facility secured by receivables, inventory, property and equipment, interest at prime rate or LIBOR rate plus an applicable margin (interest at 2.15% on June 27, 2009) due September 2012	$81,352	$87,120
Capital expansion loan agreement with Banco Ficohsa, a Honduran bank, interest at 6% until June 2010, 6.5% for the remainder of the term (interest at 6% on June 27, 2009), payable monthly with a five year term (denominated in U. S. dollars)	10,302	13,952

Junkfood Seller note	—	1,250

	91,654	102,322
Less current installments	(5,718)	(6,780)

Long-term debt, excluding current installments	$85,936	$95,542

On September 21, 2007, Delta Apparel, Junkfood and M. J. Soffe Co. entered into a Third Amended and Restated Loan and Security Agreement (the “Amended Loan Agreement”) with Wachovia Bank, National Association, as Agent, and the financial institutions named in the Amended Loan Agreement as Lenders. Pursuant to the Amended Loan Agreement, the maturity of the loans under the previous credit facility was extended to September 21, 2012, and the line of credit available was increased to $100 million (subject to borrowing base limitations based on the value and type of collateral provided). On March 30, 2009, we invoked the accordion feature in the Amended Loan Agreement, increasing the maximum line of credit from $100 million to $110 million and adding PNC Bank, National Association to the syndicate of lenders under the facility with a $10 million commitment.
The credit facility is secured by a first-priority lien on substantially all of the real and personal property of Delta Apparel, Junkfood, Soffe and To The Game, LLC. All loans under the credit agreement bear interest at rates based on either an adjusted LIBOR rate plus an applicable margin or a bank’s prime rate plus an applicable margin. The facility requires monthly installment payments of approximately $0.2 million per month in connection with fixed asset amortizations, and these amounts reduce the amount of availability under the facility. Annual facility fees are .25% of the amount by which $110 million exceeds the average daily principal balance of the outstanding loans and letters of credit accommodations and are charged monthly based on the principal balances during the immediately preceding month.
Our credit facility includes the financial covenant that if the amount of availability falls below $10 million, our Fixed Charge Coverage Ratio (as defined in the Amended Loan Agreement) for the preceding 12 month period must not be less than 1.10 to 1.0 and otherwise includes customary conditions to funding, covenants, and events of default. As of June 27, 2009, our Fixed Charge Coverage Ratio was 2.17 for the preceding 12 months, thus exceeding the 1.10 to 1.0 requirement allowing access to, if needed, the total amount of availability provided for under the Amended Loan Agreement. We expect to continue to meet the Fixed Charge Coverage Ratio for fiscal year 2010. At June 27, 2009, we had $81.3 million outstanding under our credit facility, at an average interest rate of 2.15%, and had the ability to borrow an additional $22.0 million.
Proceeds of the loans may be used for general operating, working capital, other corporate purposes, and to finance fees and expenses under the facility. Our credit facility contains limitations on, or prohibitions of, cash dividends. We are allowed to make cash dividends in amounts such that the aggregate amount paid to shareholders since May 16, 2000 does not exceed twenty-five percent (25%) of our cumulative net income calculated from May 16, 2000 to the date of determination. At June 27, 2009 and June 28, 2008, there was $11.7 million and $10.1 million, respectively, of retained earnings free of restrictions for the payment of dividends.
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

In the fourth quarter of fiscal year 2007, we entered into a loan agreement with Banco Ficohsa, a Honduran bank, for our capital expansion in Honduras. The loan is secured by a first-priority lien on the assets of our Honduran operations. During the first quarter of fiscal year 2009, the loan was amended to a fixed interest rate of 6% through June 2010, at which time the interest rate increases to 6.5% for the remainder of the term. The loan is payable monthly, has a five-year term and is denominated in U.S. dollars. At June 27, 2009, we had $10.3 million outstanding on this loan.
The aggregate maturities of debt at June 27, 2009 are as follows (in thousands):

Fiscal Year
2010	$5,718
2011	5,718
2012	5,718
2013	74,500

$91,654

NOTE 9—INCOME TAXES
The provision (benefit) for income taxes consisted of (in thousands):

	Year ended
	June 27,	June 28,	June 30,
	2009	2008	2007
Current:
Federal	$954	$(687)	$(10)
State	262	599	140
Foreign	154	119	216

Total current	1,370	31	346

Deferred:
Federal	$33	$(539)	869
State	(430)	(139)	256

Total deferred	(397)	(678)	1,125

Provision (benefit) for income taxes	$973	$(647)	$1,471

A reconciliation between actual income tax expense and the income tax expense computed using the federal statutory income tax rate of 34% is as follows (in thousands):

	Year ended
	June 27,	June 28,	June 30,
	2009	2008	2007
Income tax expense at the statutory rate	$2,525	$(393)	$2,428
State income tax expense net of federal income tax effect	112	(375)	257
Rate difference and nondeductible items in foreign jurisdictions	25	(33)	(72)
Permanent reinvestment of foreign earnings	(1,441)	(580)	(271)
Section 199 deduction under the American Jobs Creation Act of 2004	—	—	14
Valuation allowance adjustments	(374)	681	109
Nondeductible amortization and other permanent differences	59	(138)	(643)
Amended return and charitable contribution adjustments	24	177	(348)
Other	43	14	(3)

Income tax expense (benefit)	$973	$(647)	$1,471

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. The undistributed earnings of our foreign subsidiaries are considered to be indefinitely reinvested. Therefore, no U.S. federal and state income taxes have been provided thereon, and it is not practical to determine the amount of the related unrecognized deferred income tax liability. Significant components of our deferred tax assets and liabilities are as follows (in thousands):

	June 27,	June 28,
	2009	2008
Deferred tax assets:
State net operating loss carryforward	$952	$1,427
Charitable donation carryforward	1,039	1,187
Derivative — interest rate contract	354	276
Currently nondeductible accruals	3,596	3,196

Gross deferred tax assets	5,941	6,086

Less valuation allowance — Charitable	(353)	(353)
Less valuation allowance — State NOL	(25)	(936)

Net deferred tax assets	$5,563	$4,797

Deferred tax liabilities:
Depreciation	(1,590)	(1,670)
Goodwill and intangibles	(1,636)	(1,161)
Other	(85)	(2)

Gross deferred tax liabilities	(3,311)	(2,833)

Net deferred tax asset	$2,252	$1,964

As of June 27, 2009, we had $2.8 million of charitable contribution carryforwards for federal income tax purposes, of which $1.6 million expires in fiscal year 2012, and $1.2 million expires in fiscal year 2013. The future charitable contribution deduction is limited to 10% of taxable income for each year. As a result, our deferred tax asset related to charitable contribution carryovers is reduced by a valuation allowance to result in deferred tax assets we consider more likely than not to be realized within the statutory time period.
As of June 27, 2009 and June 28, 2008, we had operating loss carryforwards of approximately $22.3 million and $21.0 million, respectively, for state purposes. These carryforwards expire at various intervals through 2029. Our deferred tax asset related to state net operating loss carryforwards is reduced by a valuation allowance to result in deferred tax assets we consider more likely than not to be realized. The net change in the total valuation allowance for the year ended June 27, 2009 was a decrease of $0.9 million. This reversal of the prior established valuation allowance related to state net operating losses was the result of implementation of planning strategies finalized on December 31, 2008. The ultimate realization of deferred tax assets depends upon the generation of future taxable income during the periods in which those temporary differences become deductible.
We adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) on July 1, 2007. FIN 48 requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not (i.e., a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. The tax years 2005 to 2008, according to statute, remain open to examination by the major taxing jurisdictions to which we are subject. Upon adoption of FIN 48, we did not have any material unrecognized tax benefits, nor did we have any material unrecognized tax benefits as of June 27, 2009. We recognize interest and penalties accrued related to unrecognized tax benefits as components of our income tax provision. We did not have any interest and penalties accrued upon adoption of FIN 48, nor did we have any interest and penalties accrued related to unrecognized tax benefits as of June 27, 2009.
NOTE 10—LEASES
We have several non-cancelable operating leases primarily related to buildings, office equipment, machinery and equipment, and computer systems. Certain land and building leases have renewal options generally for periods ranging from 5 to 10 years.

Future minimum lease payments under non-cancelable operating leases as of June 27, 2009 were as follows (in thousands):

Fiscal Year
2010	$7,560
2011	6,640
2012	5,667
2013	4,904
2014	4,126
Thereafter	8,403

$37,300

Rent expense for all operating leases was approximately $6.5 million, $6.2 million and $6.0 million for fiscal years 2009, 2008, and 2007, respectively.
NOTE 11—EMPLOYEE BENEFIT PLANS
We sponsor and maintain a 401(k) retirement savings plan (the “401(k) Plan”) for our employees who meet certain service and age requirements. The 401(k) Plan permits participants to make pre-tax contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code. The 401(k) Plan provides for us to make a guaranteed match of the employee’s contributions. We contributed approximately $1.0 million, $1.0 million and $0.9 million to the 401(k) Plan during fiscal years 2009, 2008, and 2007, respectively.
We provide postretirement life insurance benefits for certain retired employees. The plan is noncontributory and is unfunded, and therefore, benefits and expenses are paid from our general assets as they are incurred. All of the employees in the plan are fully vested and the plan was closed to new employees in 1990. The discount rate used in determining the liability was 6.0% for fiscal year 2009 and 5.15% for fiscal year 2008. The following table presents the benefit obligation for these benefits, which is included in accrued expenses in the accompanying balance sheets (in thousands).

	June 27,	June 28,
	2009	2008
Change in benefit obligations:
Balance at beginning of year	$945	$964
Interest (credit) cost	(80)	80
Benefits paid	(83)	(99)
Actuarial adjustment	(66)	—

Balance at end of year	$716	$945

NOTE 12—STOCK OPTIONS AND INCENTIVE STOCK AWARDS
Effective in June 2000, we established the Delta Apparel Stock Option Plan (the “Option Plan”) and the Delta Apparel Incentive Stock Award Plan (the “Award Plan”). We account for these plans pursuant to SFAS 123(R) and SAB 110.
Option Plan
Under the Option Plan, the Compensation Committee of our Board of Directors has the discretion to grant options for up to 2,000,000 shares of common stock to officers and key and middle level executives for the purchase of our stock at prices not less than the fair market value of the shares on the dates of grant, with an exercise term (as determined by the Compensation Committee) not to exceed 10 years. The Compensation Committee determines the vesting period for our stock options. Generally, such stock options become exercisable over four years. Certain option awards provide for accelerated vesting upon meeting specific retirement, death or disability criteria. During fiscal years 2009, 2008, and 2007, we granted options for 10,000, 286,000 and 88,000 shares, respectively, of our common stock. While the Option Plan meets the requirements of Internal Revenue Code Section 422 to qualify as an Incentive Stock Option (“ISO”) plan, the shares granted during fiscal years 2009, 2008 and 2007 were specified as being non-qualified stock options. At June 27, 2009, we had 322,000 shares available for grant under the Option Plan.

Compensation expense is allocated between our cost of sales and selling, general and administrative expense line items in our statements of operations on a straight-line basis over the vesting periods. In fiscal years 2009, 2008 and 2007, we expensed $0.9 million, $1.0 million and $0.8 million, respectively, in conjunction with our Option Plan. Associated with the compensation cost for the Option Plan are recognized tax benefits of $0.3 million, $0.4 million, and $0.3 million for each of fiscal years 2009, 2008 and 2007, respectively.
The following table summarizes the weighted average grant date fair values and assumptions that were used to estimate the grant date fair values using the Black-Scholes option-pricing model of the options granted during the fiscal years ended 2009, 2008 and 2007:

	2009		2008		2007
Risk-free interest rate	2.27%		3.11%		4.85%
Expected life	6.1	yrs	6.7	yrs	6	yrs
Expected volatility	49.7%		34.3%		31.7%
Expected dividend yield	0.00%		1.20%		1.13%
Weighted-average per share fair value of options granted	$2.00		$2.95		$6.16
The risk-free interest rate for the periods within the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Due to minimal exercising of stock options historically, in 2009, 2008 and 2007, we have estimated the expected life of options granted to be the midpoint between the average vesting term and the contractual term as permitted under SAB 110. The expected volatility for the periods of the expected life of the option is determined using historical volatilities based on historical stock prices. The expected dividend yield is based on our annual dividend in relation to our historical average stock price.
A summary of our stock option activity for the fiscal year ended June 27, 2009 under the Option Plan is as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic Value
	Shares	Exercise Price	Term	(thousands)

Outstanding at June 28, 2008	996,500	$12.06
Granted	10,000	$4.01
Exercised	—	—
Forfeited	—	—
Expired	—	—

Outstanding at June 27, 2009	1,006,500	$11.98	6.5	—

Exercisable at June 27, 2009	720,500	$13.50	5.9	—

The weighted-average grant-date fair value of options granted during the fiscal years 2009, 2008 and 2007 was $2.00, $2.95 and $6.16, respectively, per option. Shares are issued from treasury stock upon exercise of the options. Proceeds received on the exercise of options under the Option Plan were $0.3 million during fiscal year 2007. The total intrinsic value of options exercised during the year ended June 30, 2007 was $0.1 million. SFAS 123(R) requires that cash flows from tax benefits attributable to tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) be classified as financing cash flows. We did not have any significant excess tax benefits associated with the option exercises in fiscal year 2007. No options were exercised during fiscal years 2009 and 2008.
A summary of the status of our non-vested stock options as of June 27, 2009, and changes during the fiscal year ended June 27, 2009, is presented below:

		Weighted-
		Average
		Grant-Date
	Shares	Fair Value
Nonvested at June 28, 2008	441,000	$3.86
Granted	10,000	$2.00
Vested	(165,000)	$5.39
Forfeited	—	—
Expired	—	—

Nonvested at June 27, 2009	286,000	$2.92

As of June 27, 2009, there was $0.5 million of total unrecognized compensation cost related to non-vested stock options under the Option Plan. This cost is expected to be recognized over a period of 3 years.
Award Plan
Under the Award Plan, the Compensation Committee of our Board of Directors has the discretion to grant awards for up to an aggregate maximum of 800,000 shares of our common stock. The Award Plan authorizes the Compensation Committee to grant to our officers and key and middle level executives rights to acquire shares at a cash purchase price of $0.01 per share.
The Award Plan contains provisions for cash payments equal to the taxes due when the shares vest. Therefore, pursuant to SFAS 123(R), the underlying stock grant is accounted for as an equity award and the associated cash payment as a liability award. No awards were granted in fiscal year 2009. In fiscal year 2008, awards for 76,950 shares of our common stock were granted. Based on our performance for the two year period ended June 27, 2009, 8% of the participant’s target grant will vest upon the filing of this Form 10-K. The remaining 92% of the awards have been forfeited as of June 27, 2009. Awards provide for accelerated vesting upon meeting specific retirement, death or disability criteria. At June 27, 2009, we had 225,718 shares available for grant under the Award Plan. Compensation expense recorded under the Award Plan was $0.1 million, $0.1 million and $0.9 million in fiscal years 2009, 2008 and 2007, respectively. Compensation expense is allocated between our cost of sales and selling, general and administrative expense line items of our statements of income as incurred.
A summary of the status of our nonvested awards as of June 27, 2009, and changes during the year ended June 27, 2009, is presented below:

		Weighted
		Average
		Exercise
	Shares	Price
Nonvested at June 28, 2008	73,550	$0.01
Granted	—	—
Vested	—	—
Forfeited	(67,706)	$0.01
Expired	—	—

Nonvested at June 27, 2009	5,844	$0.01

As of June 27, 2009, there was $6 thousand of total unrecognized compensation cost related to non-vested awards under the Award Plan. This cost is expected to be recognized over a period of 2 months.
NOTE 13—BUSINESS SEGMENTS
We operate our business in two distinct segments: Activewear and Retail-Ready. Although the two segments are similar in their production processes and regulatory environment, they are distinct in their economic characteristics, products and distribution methods.
The Activewear segment comprises our business units primarily focused on garment styles that are characterized by low fashion risk and includes our Delta and FunTees businesses. We market, distribute and manufacture unembellished knit apparel under the brands of “Delta Pro Weight®”, “Delta Magnum Weight™” and “Quail Hollow™.” The products are primarily sold to screen printing companies. In addition, we manufacture products under private labels for retailers, corporate industry programs and sports licensed apparel marketers. The unembellished and embellished private label apparel products, including custom knit t-shirts to major branded sportswear companies, that our FunTees operations manufacture are included in the Activewear segment since the FunTees Acquisition on October 2, 2006.
The Retail-Ready segment comprises our business units primarily focused on more specialized apparel garments and headwear to meet consumer preferences and fashion trends and includes our Soffe, Junkfood and To The Game businesses. These embellished and unembellished products are sold through specialty and boutique stores, high-end and mid-tier retail stores and sporting goods stores. In addition to these retail channels, we also supply college bookstores and produce products for the U.S. military. To The Game is included in the Retail-Ready segment as of March 29, 2009. Our products in this segment are marketed under our primary brands of “Soffe®”, “Intensity Athletics®”, “Junk Food®”, “The Game®” and “Kudzu®”, as well as other labels.

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

	Activewear	Retail-Ready
	Apparel	Apparel	Consolidated
Fiscal Year 2009:
Net sales	$199,027	$156,170	$355,197
Segment operating (loss) income	(5,444)	17,591	12,147
Segment assets	141,013	115,980	256,993
Purchases of property, plant and equipment	1,248	1,810	3,058

Fiscal Year 2008:
Net sales	$179,394	$142,640	$322,034
Segment operating (loss) income	(14,027)	18,914	4,887
Segment assets	146,499	115,124	261,623
Purchases of property, plant and equipment	14,148	2,442	16,590

Fiscal Year 2007:
Net sales	$178,249	$134,189	$312,438
Segment operating (loss) income	(4,804)	17,103	12,299
Segment assets	126,086	106,704	232,790
Purchases of property, plant and equipment	8,422	2,493	10,915
The following reconciles the Segment Operating Income to the consolidated income (loss) before income taxes (in thousands).

	Year Ended
	June 27,	June 28,	June 30,
	2009	2008	2007
Segment operating income	$12,147	$4,887	$12,299
Unallocated interest expense	4,718	6,042	5,157

Consolidated income (loss) before taxes	$7,429	$(1,155)	$7,142

Our long-lived assets in foreign locations consist of property, plant and equipment. We attribute our long-lived assets to a particular country based on the location of our production facilities. Summarized financial information by geographic area is as follows (in thousands):

	June 27, 2009	June 28, 2008

Long Lived Assets:
United States	$17,886	$19,388

Honduras	16,537	18,044
El Salvador	670	978
Mexico	1,387	1,632

All Foreign Countries	18,594	20,654

Total Long-lived Assets	$36,480	$40,042

NOTE 14—COMMITMENTS AND CONTINGENCIES
(a) Litigation
On May 17, 2006, adversary proceedings were filed in U.S. Bankruptcy Court for the Eastern District of North Carolina against both Delta Apparel, Inc. and M. J. Soffe Co. in which the bankruptcy trustee, on behalf of the debtor National Gas Distributors, LLC, alleges that Delta and Soffe each received avoidable “transfers” of property from the debtor. The Trustee alleges that certain transactions in 2005 between the debtor and Delta and Soffe for the delivery of natural gas from the debtor were either made by the debtor with actual intent to defraud its creditors, or are constructively fraudulent transfers, and that Delta and Soffe paid less than the reasonably equivalent value for the natural gas. The Trustee further alleges that Delta and Soffe should repay to the bankruptcy estate the difference between the market value of the natural gas purchased by them and the price paid by Delta and Soffe. The amount of these claims is approximately $0.7 million plus interest against Delta and $0.2 million plus interest against Soffe. Additionally, the Trustee claims that Soffe received preferential transfers in the amount of approximately $0.1 million in the form of refund payments made to Soffe by the debtor for natural gas transactions that occurred within 90 days of the debtor’s bankruptcy petition.
We contend that the claims of the Trustee have no merit and have filed counterclaims. Delta and Soffe each filed motions for summary judgment in an attempt to dispose of all claims. On August 25, 2009, the Court issued a ruling denying the motions for summary judgment by Delta and Soffe and granting partial summary judgment in favor of the Trustee, eliminating one of the defenses raised by Delta and Soffe in these adversary proceedings. Delta and Soffe will continue to defend against these claims going forward. If the Trustee prevails with respect to all claims at trial, Delta and Soffe could be required to pay amounts up to the $1.1 million in aggregate to the bankruptcy estate, along with a possibility that the Trustee might recover interest and costs on any amount awarded at trial.
In addition, at times we are party to various legal claims, actions and complaints. We believe that, as a result of legal defenses, insurance arrangements, and indemnification provisions with parties believed to be financially capable, such actions should not have a material effect on our operations, financial condition, or liquidity.
(b) Purchase Contracts
We have entered into agreements, and have fixed prices, to purchase yarn, finished fabric and finished apparel and headwear products for use in our manufacturing operations. At June 27, 2009, minimum payments under these contracts were as follows (in thousands):

Yarn	$22,682
Natural Gas	1,059
Chemicals	24
Finished fabric	1,763
Finished products	7,022

$32,550

(c) Letters of Credit
As of June 27, 2009, we had outstanding standby letters of credit totaling $0.4 million and outstanding commercial letters of credit totaling $0.7 million.
(d) Derivatives
We use interest rate swap and collar agreements to manage our interest rate exposure and reduce the impact of future interest rate changes. We do not use these financial instruments for trading or speculative purposes. The liability for our interest rate swap and collar agreements are recorded at fair value. As of June 27, 2009, the fair value of the liability for the interest rate swap and collar agreements was $0.9 million. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value. The fair value of the interest rate swap and collar agreements was derived from a discounted cash flow analysis based on the terms of the contract and the forward interest rate curve adjusted for our credit risk, which is considered a level two input based on the fair value hierarchy.
The following table summarizes the fair value and presentation in the consolidated balance sheets for derivatives as of June 27, 2009 and June 28, 2008.

	June 27,	June 28,
	2009	2008
Accrued expenses	$902	$—
Deferred tax liabilities	(353)	(275)
Other liabilities	16	716

Accumulated other comprehensive loss	$565	$441

NOTE 15—RESTRUCTURING PLAN
On July 18, 2007, we announced plans to restructure our textile manufacturing operations. The restructuring plan included the closing of our manufacturing facility in Fayette, Alabama, the expensing of excess costs associated with the integration of FunTees and the start-up expenses related to the opening of our Honduran textile facility. In the fourth quarter of fiscal year 2007, we evaluated the ongoing value of our production building and associated machinery, equipment and parts in Fayette, Alabama, which were included in the Activewear segment. Based on this evaluation, we concluded that the long-lived assets at the Fayette plant with a carrying value of $1.9 million were no longer recoverable and were impaired, and therefore wrote them down to their estimated fair value of $0.4 million. Fair value was based on expected future cash flows to be generated. This resulted in a $1.5 million write-down of the assets, which is reflected on the Statement of Operations line item “Restructuring costs.” These assets are included in the Activewear segment. The restructuring plan also included fiscal year 2007 charges to cost of sales of $5.4 million related to expensing excess manufacturing costs associated with the integration of the FunTees business into our existing Maiden, NC facility. During fiscal year 2008, we incurred an additional $4.9 million in charges associated with the restructuring plan. Of these charges, $4.8 million was associated with the start-up of Ceiba Textiles with the remaining $0.1 million due to the closing of our Fayette facility. All charges associated with the restructuring plan were recorded in our Activewear segment.
NOTE 16—QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
Presented below is a summary of our unaudited consolidated quarterly financial information for the fiscal years ended June 27, 2009 and June 28, 2008 (in thousands).

	2009 Quarter Ended				2008 Quarter Ended
	September 27	December 27	March 28	June 27	September 29	December 29	March 29	June 28
					(a)	(b)	(c)
Net sales	$91,412	$73,361	$85,685	$104,739	$72,562	$68,780	$75,364	$105,328
Gross profit	19,306	16,055	16,770	24,308	12,991	10,883	15,710	25,131
Operating income (loss)	2,440	1,506	2,286	5,915	(1,192)	(2,597)	1,074	7,602
Net income (loss)	674	595	1,163	4,024	(1,548)	(2,834)	(385)	4,259
Basic EPS	$0.08	$0.07	$0.14	$0.47	$(0.18)	$(0.33)	$(0.05)	$0.50
Diluted EPS	$0.08	$0.07	$0.14	$0.47	$(0.18)	$(0.33)	$(0.05)	$0.50

(a)	The quarter ended September 29, 2007 includes $2.0 million excess manufacturing costs in gross profit with an additional $0.1 million of restructuring costs in operating loss.

(b)	The quarter ended December 29, 2007 includes excess manufacturing costs of $2.0 million in gross profit.

(c)	The quarter ended March 29, 2008 includes excess manufacturing costs of $0.8 million in gross profit.
NOTE 17—EXTRAORDINARY GAIN
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

SCHEDULE II — CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
DELTA APPAREL, INC. AND SUBSIDIARIES
(In thousands)
ALLOWANCE FOR DOUBTFUL ACCOUNTS

	Beginning	Purchase			Ending
	Balance	Accounting *	Expense	Write-Offs	Balance
2009	$1,117	$897	$936	$(1,631)	$1,319
2008	341	—	1,301	(525)	1,117
2007	1,051	—	467	(1,177)	341
RETURNS AND ALLOWANCES

	Beginning	Purchase			Ending
	Balance	Accounting *	Expense	Credits Issued	Balance
2009	$1,696	$66	$3,935	$(3,977)	$1,720
2008	1,602	—	6,078	(5,984)	1,696
2007	1,118	300	9,894	(9,710)	1,602
TOTAL RESERVES FOR ALLOWANCES

	Beginning	Purchase		Write-Offs/	Ending
	Balance	Accounting *	Expense	Credits Issued	Balance
2009	$2,813	$963	$4,871	$(5,608)	$3,039
2008	1,943	—	7,379	(6,509)	2,813
2007	2,169	300	10,361	(10,887)	1,943
MARKET AND OBSOLESCENCE RESERVE

	Beginning	Purchase			Ending
	Balance	Accounting *	Expense **	Deductions **	Balance
2009	$2,215	$1,486	$373	$—	$4,074
2008	2,039	—	176	—	2,215
2007	1,614	—	425	—	2,039
SELF INSURANCE RESERVE

	Beginning	Purchase			Ending
	Balance	Accounting *	Expense **	Deductions **	Balance
2009	$595	$—	$(98)	$—	$497
2008	445	—	150	—	595
2007	478	—	(33)	—	445
DEFERRED TAX ASSET VALUATION ALLOWANCE

	Beginning	Purchase			Ending
	Balance	Accounting *	Expense **	Deductions **	Balance
2009	$1,289	$—	$(911)	$—	$378
2008	255	—	1,034	—	1,289
2007	146	—	109	—	225

*	Represents the allowance provided for as a result of the To The Game Acquisition on March 29, 2009 and the FunTees Acquisition on October 2, 2006.

**	Net change in the market and obsolescence and self insurance reserves are shown in the expense column.