Form 10-Q
period 2009-09-26
DELTA APPAREL INC
filed 2009-11-02
CIK 1101396

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 26, 2009
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
Yes ☐     No ☑.
As of October 28, 2009, there were outstanding 8,516,293 shares of the registrant’s common stock, par value of $0.01 per share, which is the only class of outstanding common or voting stock of the registrant.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
DELTA APPAREL, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Amounts in thousands, except share amounts and per share data)
(Unaudited)

	September 26,	June 27,
	2009	2009
Assets

Current assets:
Cash	$589	$654
Accounts receivable, net	55,816	57,884
Income taxes receivable	965	1,755
Inventories, net	123,895	125,887
Prepaid expenses and other current assets	3,358	3,387
Deferred income taxes	3,075	3,475

Total current assets	187,698	193,042

Property, plant and equipment, net	36,201	36,480
Goodwill	16,814	16,814
Intangibles, net	6,992	7,114
Other assets	3,440	3,543

Total assets	$251,145	$256,993

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$35,816	$34,103
Accrued expenses	18,430	17,852
Current portion of long-term debt	5,718	5,718

Total current liabilities	59,964	57,673

Long-term debt, less current maturities	74,624	85,936
Deferred income taxes	1,314	1,223
Other liabilities	112	16

Total liabilities	136,014	144,848

Stockholders’ equity:
Preferred stock—$0.01 par value, 2,000,000 shares authorized; none issued and outstanding	—	—
Common stock—$0.01 par value, 15,000,000 shares authorized, 9,646,972 shares issued, and 8,516,293 and 8,502,699 shares outstanding as of September 26, 2009 and June 27, 2009, respectively	96	96
Additional paid-in capital	58,504	58,301
Retained earnings	66,346	63,763
Accumulated other comprehensive loss	(477)	(565)
Treasury stock—1,130,679 and 1,144,273 shares as of September 26, 2009 and June 27, 2009, respectively	(9,338)	(9,450)

Total stockholders’ equity	115,131	112,145

Total liabilities and stockholders’ equity	$251,145	$256,993

See accompanying notes to condensed consolidated financial statements.

DELTA APPAREL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(Amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended
	September 26,	September 27,
	2009	2008
Net sales	$99,122	$91,412
Cost of goods sold	75,477	72,106

Gross profit	23,645	19,306

Selling, general and administrative expenses	19,258	16,841
Other (income) expense, net	(105)	25

Operating income	4,492	2,440

Interest expense, net	954	1,419

Income before provision for income taxes	3,538	1,021

Provision for income taxes	955	347

Net income	$2,583	$674

Basic earnings per share	$0.30	$0.08

Diluted earnings per share	$0.30	$0.08

Weighted average number of shares outstanding	8,507	8,499
Dilutive effect of stock options	21	9

Weighted average number of shares assuming dilution	8,528	8,508

See accompanying notes to condensed consolidated financial statements.

DELTA APPAREL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	Three Months Ended
	September 26,	September 27,
	2009	2008
Operating activities:
Net income	$2,583	$674
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,680	1,862
Provision for deferred income taxes	491	537
Loss on disposal of property and equipment	—	41
Non-cash stock compensation	363	268
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	2,068	15,456
Inventories	1,992	(3,768)
Prepaid expenses and other current assets	29	(60)
Other non-current assets	103	(6)
Accounts payable and accrued expenses	2,944	2,143
Income taxes	790	(682)
Other liabilities	183	(30)

Net cash provided by operating activities	13,226	16,435

Investing activities:
Purchases of property and equipment	(1,279)	(1,037)
Cash paid for business	(700)	(2,592)

Net cash used in investing activities	(1,979)	(3,629)

Financing activities:
Proceeds from long-term debt	91,400	97,600
Repayment of long-term debt	(102,712)	(110,397)

Net cash used in financing activities	(11,312)	(12,797)

Net (decrease) increase in cash	(65)	9

Cash at beginning of period	654	586

Cash at end of period	$589	$595

Supplemental cash flow information:
Cash paid for interest	$868	$1,479

Cash (refunded) paid for income taxes, net	$(271)	$521

Non-cash financing activity—issuance of common stock	$118	$41

See accompanying notes to condensed consolidated financial statements.

DELTA APPAREL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Amounts in thousands, unless otherwise noted and excluding share and per share amounts)
Note A—Basis of Presentation
We prepared the accompanying interim condensed consolidated financial statements in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. We believe these condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation. Operating results for the three months ended September 26, 2009 are not necessarily indicative of the results that may be expected for our fiscal year ending July 3, 2010. For more information regarding our results of operations and financial position, refer to the consolidated financial statements and footnotes included in our Form 10-K for our fiscal year ended June 27, 2009, filed with the Securities and Exchange Commission.
“Delta Apparel,” the “Company,” and “we,” “us” and “our” are used interchangeably to refer to Delta Apparel, Inc. together with its wholly-owned subsidiaries, M.J. Soffe, LLC (“Soffe”), Junkfood Clothing Company (“Junkfood”), To The Game, LLC (“To The Game”) and other subsidiaries, as appropriate to the context.
Note B—Accounting Policies
Our accounting policies are consistent with those described in our Summary of Significant Accounting Policies in our Form 10-K for our fiscal year ended June 27, 2009, filed with the Securities and Exchange Commission.
Note C—New Accounting Standards
In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification No. 105, FASB Accounting Standards and the Hierarchy of Generally Accepted Accounting Principles (“ASC 105”). ASC 105 replaces SFAS 162 and establishes the FASB Accounting Standards Codification (“Codification”) as the single source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities, except for rules and interpretive releases by the Securities and Exchange Commission (“SEC”) which are sources of authoritative GAAP for SEC registrants. ASC 105 and the Codification are effective for interim and annual periods ending after September 15, 2009. We adopted ASC 105 on June 28, 2009, and all references made to GAAP within our consolidated financial statements now use the new Codification numbering system. The Codification does not change or alter existing GAAP and, therefore, the adoption of ASC 105 did not have an impact on our financial position, results of operations or cash flows.
In December 2007, the FASB issued Codification No. 805, Business Combinations (“ASC 805”) to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a business combination and its effects. ASC 805 applies to all transactions or other events in which an entity obtains control of one or more businesses, and combinations achieved without the transfer of consideration. ASC 805 will be applied prospectively to business combinations for which the acquisition date is on or after June 28, 2009. We expect ASC 805 will have an impact on our accounting for any future business combinations, but the effect will depend on acquisitions that may be made in the future.
In February 2009, the FASB issued a position regarding ASC 805, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies. This position requires an asset or liability arising from a contingency in a business combination to be recognized at fair value if fair value can be reasonably determined. If fair value cannot be reasonably determined, then the asset or liability will need to be recognized in accordance with ASC 450, Accounting for Contingencies, and ASC 450-20-25, Reasonable Estimation of the Amount of the Loss. The guidelines issued under the position will be applied prospectively to business combinations for which the acquisition date is on or after June 28, 2009. We expect the position will have an impact on our accounting for any future business combinations, but the effect will depend on the acquisitions that may be made in the future.
In December 2007, the FASB issued Codification No. 810, Non-controlling Interests in Consolidated Financial Statements (“ASC 810”), which requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements. We adopted ASC 810 on June 28, 2009, and the adoption did not have a material impact on our financial position and results of operations.
In April 2008, the FASB issued a position for Determination of the Useful Life of Intangible Assets under Codification No. 350, Goodwill and Other Intangible Assets (“ASC 350”). The position amends the factors that must be considered in developing renewal or extension assumptions used to determine the useful life over which to amortize the cost of a recognized intangible asset under ASC 350. We adopted the position on June 28, 2009, and the adoption may have a material impact on our accounting for the future acquisition of intangible assets.
In November 2008, the FASB issued Codification No. 323, Equity Method Investment Accounting Considerations (“ASC 323”). ASC 323 clarifies accounting for certain transactions and impairment considerations involving the equity method, including initial measurement, decrease in investment value and change in level of ownership or degree of influence. ASC 323 is effective on a prospective basis for fiscal years beginning on or after December 15, 2008. We adopted ASC 323 on June 28, 2009, and the adoption did not have an impact on our financial statements.
Note D—Inventories
Inventories, net of reserves, consist of the following (in thousands):

	September	June
	26,	27,
	2009	2009
Raw materials	$10,267	$9,626
Work in process	19,428	21,842
Finished goods	94,200	94,419

	$123,895	$125,887

Raw materials include finished yarn and direct materials for the activewear segment and include finished fabric, direct materials and blank t-shirts for the retail-ready segment.
Note E—Debt
On September 21, 2007, Delta Apparel, Junkfood and Soffe entered into a Third Amended and Restated Loan and Security Agreement (the “Amended Loan Agreement”) with Wachovia Bank, National Association, as Agent, and the financial institutions named in the Amended Loan Agreement as Lenders.
Pursuant to the Amended Loan Agreement, the maturity of the loans under the previously existing credit facility was extended to September 21, 2012, and the line of credit available was increased to $100 million (subject to borrowing base limitations based on the value and type of collateral provided), which represented an increase of $10 million in the amount that was previously available under the credit facility. On March 30, 2009 we invoked the “accordion” feature in the Amended Loan Agreement, amending the credit facility to increase the maximum line of credit from $100 million to $110 million and adding PNC Bank, National Association to the syndicate of lenders under the facility with a $10 million commitment.
The credit facility is secured by a first-priority lien on substantially all of the real and personal property of Delta Apparel, Junkfood, Soffe, and To The Game. All loans under the Amended Loan Agreement bear interest at rates based on either an adjusted LIBOR rate plus an applicable margin or the bank’s prime rate plus an applicable margin. The facility requires installment payments of approximately $0.2 million per month in connection with fixed asset amortizations, and these amounts reduce the amount of availability under the facility. Annual facility fees are .25% of the amount by which $110 million exceeds the average daily principal balance of the outstanding loans and letters of credit accommodations and are charged monthly based on the principal balances during the immediately preceding month.
Our credit facility includes the financial covenant that if the amount of availability falls below $10 million, our Fixed Charge Coverage Ratio (as defined in the Amended Loan Agreement) for the preceding 12 month period must not be less than 1.10 to 1.0 and otherwise includes customary conditions to funding, covenants, and events of default. As of September 26, 2009, our Fixed Charge Coverage Ratio was 2.70 for the preceding 12 months, thus exceeding the 1.10 to 1.0 requirement allowing access to, if needed, the total amount of availability provided for under the Amended Loan Agreement. We expect to continue to meet the Fixed Charge Coverage Ratio for fiscal year 2010. At September 26, 2009, we had $70.9 million outstanding under our credit facility at an average interest rate of 1.59%, and had the ability to borrow an additional $30.1 million.
Proceeds of the loans under the Amended Loan Agreement may be used for general operating, working capital, other corporate purposes, and to finance fees and expenses under the facility. Our credit facility contains limitations on, or prohibitions of, cash dividends. We are allowed to make cash dividends in amounts such that the aggregate amount paid to shareholders since May 16, 2000 does not exceed twenty-five percent (25%) of our cumulative net income calculated from May 16, 2000 to the date of determination. At September 26, 2009, there was $12.3 million of retained earnings free of restrictions for the payment of dividends.

The credit facility contains a subjective acceleration clause and a “springing” lockbox arrangement (as defined in ASC 470), whereby remittances from customers are forwarded to our general bank account and do not reduce the outstanding debt until and unless a specified event or an event of default occurs. Pursuant to ASC 470, we classify borrowings under the facility as non-current debt.
In the fourth quarter of fiscal year 2007, we entered into a loan agreement with Banco Ficohsa, a Honduran bank, for our capital expansion in Honduras. This loan is secured by a first-priority lien on the assets of our Honduran operations. During the first quarter of fiscal year 2009, the loan was amended to a fixed interest rate of 6% through June 2010, at which time the interest rate increases to 6.5% for the remainder of the term. The loan is payable monthly, has a five-year term and is denominated in U.S. dollars. At September 26, 2009, we had $9.5 million outstanding on this loan.
Note F—Selling, General and Administrative Expense
We include in selling, general and administrative expenses, costs incurred subsequent to the receipt of finished goods at our distribution facilities, such as the cost of stocking, warehousing, picking and packing, and shipping goods for delivery to our customers. Distribution costs included in selling, general and administrative expenses for the first quarter of each of fiscal years 2010 and 2009 totaled $3.4 million. In addition, selling, general and administrative expenses include costs related to sales associates, administrative personnel cost, advertising and marketing expenses, royalty payments on licensed products and other general and administrative expenses.
Note G—Stock Options and Incentive Stock Awards
We maintain certain stock-based compensation plans that are described in Note 12 to the Consolidated Financial Statements included in our 2009 Annual Report to Shareholders. We account for these plans pursuant to ASC No. 718, Share-Based Payment, and the Securities and Exchange Commission Staff Accounting Bulletin No. 110 (“SAB 110”).
Delta Apparel Stock Option Plan (“Option Plan”)
During the quarter ended September 26, 2009, we granted options for the purchase of up to 28,000 shares of common stock as authorized under the Option Plan. For the first quarter of each of fiscal years 2010 and 2009, we expensed $0.1 million and $0.2 million, respectively, in connection with our Option Plan. As of September 26, 2009, there was $0.6 million of total unrecognized compensation cost related to non-vested stock options under the Option Plan. This cost is expected to be recognized over a period of 2.75 years. Stock compensation expense is included in the cost of sales and selling, general and administrative expense line items of our statements of operations on a straight-line basis over the vesting periods of each grant.
Delta Apparel Incentive Stock Award Plan (“Award Plan”)
During the quarter ended September 26, 2009, we granted awards for up to 186,000 shares of common stock as authorized under the Award Plan. During the quarter ended September 26, 2009 we recorded compensation expense of $0.3 million. Compensation expense of $8 thousand was recorded during the first quarter of fiscal year 2009. Stock compensation expense is included in the cost of sales and selling, general and administrative expense line items of our statements of operations over the vesting periods.
The outstanding awards are comprised of 135,600 shares which are service based and 50,400 shares which are performance based. Within the service awards, 30,000 shares will vest upon the filing of our Annual Report on Form 10-K for fiscal year ended July 3, 2010. The remaining 105,600 service based shares will vest upon the filing of our Annual Report on Form 10-K for the fiscal year ended July 2, 2011.
The performance based awards representing 50,400 shares, are based on the achievement of performance criteria for the two year period ending July 2, 2011, and will vest upon the filing of our Annual Report for the year ended July 2, 2011. Based upon the expected results of the performance criteria of these awards and the stock price at September 26, 2009, there was $2.2 million of total unrecognized compensation cost related to non-vested awards that would be expected to be recognized over a period of 1.94 years. Because the performance criteria and our stock price at the time of vesting are unknown, the actual amount of unrecognized compensation cost, if any, is not known.
Note H—Purchase Contracts
We have entered into agreements, and have fixed prices, to purchase natural gas, yarn, finished fabric and finished apparel products for use in our manufacturing operations. At September 26, 2009, minimum payments under these non-cancelable contracts were as follows (in thousands):

Natural gas	$1,065
Yarn	11,707
Finished fabric	1,487
Finished apparel products	8,382

$22,641

Note I—Segment Reporting
We operate our business in two distinct segments: Activewear and Retail-Ready. Although the two segments are similar in their production processes and regulatory environment, they are distinct in their economic characteristics, products and distribution methods.
The Activewear segment is comprised of our business units primarily focused on garment styles that are characterized by low fashion risk and includes our Delta and FunTees businesses. We market, distribute and manufacture unembellished knit apparel under the brands of “Delta Pro Weight®”, “Delta Magnum Weight™”, and “Quail Hollow™.” The products are primarily sold to screen printing companies. In addition, we manufacture products under private labels for retailers, corporate industry programs and sports licensed apparel marketers. Our FunTees operations manufacture unembellished and embellished private label apparel products, including custom knit t-shirts, to major branded sportswear companies.
The Retail-Ready segment is comprised of our business units primarily focused on more specialized apparel garments and headwear to meet consumer preferences and fashion trends and includes our Soffe, Junkfood and To The Game businesses. These embellished and unembellished products are sold through specialty and boutique stores, high-end and mid-tier retail outlets and sporting goods stores. In addition to these retail channels, we also supply college bookstores and produce products for the U.S. military. To The Game is included in the Retail-Ready segment as of March 29, 2009. Our products in this segment are marketed under the brands of “Soffe®”, “Intensity Athletics®”, “Junk Food®”, “The Game®”, and “Kudzu®”, as well as other labels.
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
Information about our operations as of and for the three months ended September 26, 2009 and September 27, 2008, by operating segment, is as follows (in thousands):

	Activewear	Retail-Ready	Consolidated
Three months ended September 26, 2009:
Net sales	$47,145	$51,977	$99,122
Segment operating (loss) income	(1,085)	5,577	4,492
Segment assets	134,965	116,180	251,145
Purchases of property, plant and equipment	878	401	1,279

Three months ended September 27, 2008:
Net sales	$49,988	$41,424	$91,412
Segment operating (loss) income	(2,905)	5,345	2,440
Segment assets	141,802	107,884	249,686
Purchases of property, plant and equipment	438	599	1,037
The following table reconciles the segment operating income to the consolidated income before income taxes (in thousands).

	Three Months Ended
	September 26, 2009	September 27, 2008
Segment operating income	$4,492	$2,440
Unallocated interest expense	954	1,419

Consolidated income before taxes	$3,538	$1,021

Note J—Income Taxes
Our effective income tax rate for the three months ended September 26, 2009 was 27.0%, compared to an effective tax rate of 13.1% for the fiscal year ended June 27, 2009. On December 31, 2008, we completed a change in the legal entity structure of M.J. Soffe from a corporation to a limited liability company. This change allows us to conclude that it would be more likely than not that we would be able to use Delta Apparel’s state net operating loss carryforwards, and therefore we reversed a portion of our deferred income tax asset valuation allowance, resulting in a tax benefit of $0.4 million, which was recognized during the quarter ended December 27, 2008. Excluding the $0.4 million adjustment to our valuation allowance, our effective tax rate for the fiscal year ended June 27, 2009 was 18.5%. The increase in effective tax rate from 18.5% to 27.0% is due to the percentage of income located in tax-free zones. Our effective tax rate is subject to significant changes based on the jurisdiction and the percentage of earnings in domestic and foreign taxable and tax-free locations relative to the total pre-tax income in a given period.
We file income tax returns in the U.S. federal jurisdiction and various state, local and foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state, local or non-U.S. income tax examinations by tax authorities for our tax years before 2005. However, net operating loss carryforwards remain subject to examination to the extent they are carried forward and impact a year that is open to examination by tax authorities.
Note K—Factored Receivables
During the first quarter of fiscal year 2010, we terminated our factoring agreement under which we previously assigned a portion of our trade accounts receivable relating to our Junkfood business. Prior to the termination, we accounted for our factoring agreement as a sale in accordance with FASB Codification No. 860, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement 125. The assignment of these receivables was without recourse, provided that the customer orders were approved by the factor prior to shipment of the goods, up to a maximum for each individual account. The agreement did not include provisions for advances from the factor against the assigned receivables. The factor funded the accounts receivable upon collection, or, exclusive of disputed claims, 90 days after the due date. The amount due from the factor is included in our accounts receivable on our balance sheet and changes in the amount due from factor are included in our cash flow from operations. At September 26, 2009, our accounts receivable less allowances was $55.8 million, comprised of $58.7 million in unfactored accounts receivable and $2.9 million in allowances. At June 27, 2009, our accounts receivable less allowances was $55.9 million, comprised of $57.3 million in unfactored accounts receivable, $1.6 million due from factor, and $3.0 million in allowances.
Note L—Derivatives
We use interest rate swap and collar agreements to manage our interest rate exposure and reduce the impact of future interest rate changes. We do not use these financial instruments for trading or speculative purposes. On April 2, 2007, we entered into an interest rate swap agreement and an interest rate collar agreement. Both agreements mature (or expire) on April 1, 2010. By entering into the interest rate swap agreement, we effectively converted $15.0 million of floating rate debt under our credit facility to a fixed obligation with a LIBOR rate of 5.06%. By entering into the interest rate collar agreement, we effectively provided a cap of 5.5% and a floor of 4.33% on LIBOR rates on $15.0 million of floating rate debt under our credit facility. On April 1, 2009, we entered into an interest rate swap agreement which effectively converted $15.0 million of floating rate debt under our credit facility to a fixed obligation with a LIBOR rate of 1.57%. This agreement will mature (or expire) on April 1, 2011. We have assessed these agreements and concluded that the swap and collar agreements match the exact terms of the underlying debt to which it is related and therefore are considered perfectly-effective hedges. As such, changes in the derivatives’ fair values are deferred and recorded as a component of accumulated other comprehensive income (“AOCI”). The changes in fair value of the interest rate swap and collar agreements resulted in an accumulated other comprehensive loss, net of taxes, of $0.5 million as of September 26, 2009.
We account for derivatives under Codification No. 815, Accounting for Derivative Instruments and Hedging, as amended (“ASC 815”). ASC 815 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and hedging activities. It requires the recognition of all derivative instruments as either assets or liabilities in the Consolidated Balance Sheets and measurement of those instruments at fair value. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value. The fair value of the interest rate swap and collar agreements was derived from discounted cash flow analyses based on the terms of the contract and the forward interest rate curve adjusted for our credit risk, which is considered a level two input based on the fair value hierarchy. As of September 26, 2009, the fair value of the liability for the interest rate swap and collar agreements was $0.8 million.
The following table summarizes the fair value and presentation in the consolidated balance sheets for derivatives as of September 26, 2009 and June 27, 2009 (in thousands).

	September 26,	June 27,
	2009	2009
Accrued expenses	$662	$902
Deferred tax liabilities	(297)	(353)
Other liabilities	112	16

Accumulated other comprehensive loss	$477	$565

The change in fair value recognized in accumulated other comprehensive loss represented a gain of $0.1 million for the three months ended September 26, 2009. For the three months ended September 27, 2008, the change in fair value recognized in accumulated other comprehensive loss was a gain of $0.1 million.
Note M—Legal Proceedings
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
We contend that the claims of the Trustee have no merit and have filed counterclaims. Delta and Soffe each filed motions for summary judgment in an attempt to dispose of all claims. On August 25, 2009, the Court issued a ruling denying the motions for summary judgment by Delta and Soffe and granting partial summary judgment in favor of the Trustee, eliminating one of the defenses raised by Delta and Soffe in these adversary proceedings. Delta and Soffe will continue to defend against these claims going forward. If the Trustee prevails with respect to all claims at trial, Delta and Soffe could be required to pay amounts up to the $1.1 million in aggregate to the bankruptcy estate, along with a possibility that the Trustee might recover interest and costs on any amount awarded at trial. The Court has ordered Delta and Soffe to participate in mediation of the pending case, along with all of the other defendants in the various legal proceedings that relate to the purchase of natural gas from Natural Gas Distributors, in an attempt to resolve all claims. The mediation is scheduled for December 7-8, 2009. Judge Frank Santoro, a sitting bankruptcy judge from the Eastern District of Virginia, has agreed to serve as mediator.
In addition, at times we are party to various legal claims, actions and complaints. We believe that, as a result of legal defenses, insurance arrangements, and indemnification provisions with parties believed to be financially capable, such actions should not have a material effect on our operations, financial condition, or liquidity.
Note N—Subsequent Events
We evaluated the need for disclosures and/or additional adjustments resulting from subsequent events through November 2, 2009, the date the financial statements were available to be issued. We did not identify any further subsequent events that required additional disclosure and/or adjustments in our financial statements.
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
The forward-looking statements in this Quarterly Report are based on our expectations and are necessarily dependent upon assumptions, estimates and data that we believe are reasonable and accurate but may be incorrect, incomplete or imprecise. Forward-looking statements are also subject to a number of business risks and uncertainties, any of which could cause actual results to differ materially from those set forth in or implied by the forward-looking statements. The risks and uncertainties include, among others, the general U.S. and international economic conditions; changes in consumer confidence, consumer spending, and demand for apparel products; the ability of our brands and products to meet consumer preferences within the prevailing retail environment; the financial difficulties encountered by our customers and higher credit risk exposure; the competitive conditions in the apparel and textile industries; changes in environmental, tax, trade, employment and other laws and regulations; the uncertainty of raw material and energy prices; changes in the economic, political and social stability at our offshore locations; the relative strength of the United States dollar against other currencies and other risks and uncertainties as described under the subheading “Risk Factors” in our Form 10-K for our fiscal year ended June 27, 2009 filed with the Securities and Exchange Commission and are beyond our control.

Accordingly, any forward-looking statements do not purport to be predictions of future events or circumstances and may not be realized.
We do not undertake publicly to update or revise the forward-looking statements even if it becomes clear that any projected results will not be realized.
BUSINESS OUTLOOK
We started fiscal year 2010 with a solid first quarter, achieving sales growth of 8.4% and a 275% improvement in our earnings per diluted share. While the retail demand for apparel remained weak during the quarter, we believe that we achieved market share gains in all of our business units. Our performance and focus on capital management generated operating cash flows of $13.2 million during the quarter, of which we used $11.3 million to reduce our debt levels.
Although the retail sales environment is still challenging, we believe that the overall market is improving. In spite of the current retail conditions, we expect to further expand our business during fiscal year 2010 and build additional meaningful customer relationships that should drive growth in future years.
During the first quarter of fiscal year 2010, we operated our manufacturing facilities at less than full capacity, which lowered our per share earnings by five cents. This allowed us to appropriately manage our inventory levels, reducing them by $2.0 million from June 2009, and improving our inventory turns. Based on our current outlook for fiscal year 2010, we expect to run our manufacturing plants at full capacity for the remainder of the fiscal year.
As we began the new fiscal year, we identified four strategic initiatives that our management team is focusing on during fiscal 2010.
Our first initiative is to leverage our current business strengths. We are making progress in promoting our internal manufacturing capabilities to customers within both of our business segments. We are leveraging our license agreements across our business units, as demonstrated by our Disney, Collegiate, NASCAR, and Wounded Warrior products. By marketing our business strengths, we have gained new business that should provide continued growth in the future.
Our second initiative is to improve the profitability of our activewear segment. We have experienced some improvement as our initiatives from the prior year flow to our bottom line, as evidenced by the 370 basis point improvement in margins during the quarter. However, the weak market conditions are slowing the progress that we are able to achieve. We will continue to focus on merchandising and sales strategies in the undecorated catalog business and to promote new programs where we can provide decoration and retail packaging for our customers. Along with the higher margins these value-added services provide, the additional demand would drive more production in our internal facilities, which should allow us to realize the efficiencies of these plants further improve profitability in this segment.
Our third initiative is to consolidate and upgrade our business systems. We are making progress implementing new systems to improve efficiencies across our business units. One of our current initiatives is the conversion of our Soffe business to the same enterprise system currently being used at Junkfood. After many months of preparation and training, we anticipate making this conversion during our second quarter and believe that we can complete this transition with minimal impact to our customers.
Our fourth initiative is improving inventory turns. We are continuing to drive sales growth with lower inventory levels. We believe our inventories are well-balanced, allowing us to serve our customers well while improving our inventory turns. In addition, we believe the new systems we are implementing will give us additional tools to manage our inventory. We believe the progress made on this initiative in the first quarter positions us to meet our goals for the fiscal year.
EARNINGS GUIDANCE
For the fiscal year ending July 3, 2010, we continue to expect our net sales to be in the range of $360 million to $380 million and earnings to be in the range of $0.80 to $1.00 per diluted share. This compares to our fiscal year 2009 net sales of $355.2 million and earnings of $0.76 per diluted share.
While we remain concerned about the U.S. economy, we believe we have taken into consideration the heightened risk factors associated with the current economic climate in setting our revenue and earnings estimates for the year. Significant deterioration in the economy could, however, negatively impact our ability to achieve our expectations.
RESULTS OF OPERATIONS
Net sales for the first quarter of fiscal year 2010 increased by $7.7 million to $99.1 million, an increase of 8.4% from the first quarter of the prior year. The retail-ready segment, which is comprised of the Soffe, Junkfood and To The Game businesses, reported sales of $52.0 million for the three months ended September 26, 2009, an increase of 25.5% over the prior year first quarter sales of $41.4 million. Excluding the $6.0 million in sales reported by To The Game, our headwear company acquired during the fourth quarter of fiscal year 2009, sales within the retail-ready segment increased 11.0% compared to the prior year first quarter. Junkfood sales increased 48.7% due primarily to their continued successful relationship with GAP, Inc. Sales within our Soffe business decreased 6.9% due to lower military sales. Soffe sales for the first quarter of the prior year included the initial rollout of the new Navy PT uniform. Excluding the impact of this rollout, Soffe sales would have increased by 3.1% driven from double-digit growth in both its retail distribution channel and sales of its Intensity® products.
The activewear segment, which is comprised of the Delta and FunTees businesses, reported sales of $47.1 million for the first quarter of fiscal year 2010, a decrease of 5.7% compared to the first quarter sales of fiscal year 2009 of $50.0 million. Sales in our FunTees business increased 1.1% from the prior year quarter from higher revenues per unit, offset partially by lower units sold. We increased our average selling price in the FunTees business by selling a higher percentage of goods as full package, decorated products. Delta catalog sales declined by 8.7% compared to the first quarter of the prior year driven by lower average selling prices versus a year ago. While prices on basic tees have stabilized after beginning to decline in the second fiscal quarter of the prior year, they remain approximately 7% below levels at this time last year. We believe we are gaining market share in the undecorated catalog tee business based on our unit sales being flat with the prior year when overall sales in the marketplace decreased approximately 15%.
Gross profit as a percentage of net sales was 23.9% in the first quarter of fiscal year 2010 compared to 21.1% in the first quarter of the prior year. The 280 basis point increase in margins was primarily due to a higher mix of retail-ready sales and improved margins in the activewear segment. Activewear margins improved 370 basis points from the prior year first quarter as we began recognizing in income the cost-savings associated with our offshore textile production and we reduced the production of off-quality goods. The higher margins in the activewear segment were partially offset by a gross margin decline in the retail-ready segment. Our gross margins may not be comparable to other companies, since some companies include costs related to their distribution network in cost of goods sold and we exclude a portion of those costs from gross margin and instead include them in selling, general and administrative expenses.
Selling, general and administrative expenses, including the provision for bad debts, for the first quarter of fiscal year 2010 were $19.3 million, or 19.5% of sales, compared to $16.8 million, or 18.4% of sales, for the same period in the prior year. The increase in selling, general and administrative expenses as a percent of sales was due to the increased retail-ready sales, which carry higher selling costs, primarily resulting from the royalty expense on our licensed products.
Operating income for the first quarter of fiscal year 2010 was $4.5 million, an increase of $2.1 million from the first quarter of the prior year.
Net interest expense for the first quarter of fiscal year 2010 was $1.0 million, a reduction of $0.5 million compared to the first quarter of fiscal year 2009. The decrease in net interest expense was due to lower debt levels and a lower average interest rate for the first quarter of fiscal 2010 compared to the first quarter of fiscal 2009.
Our effective income tax rate for the three months ended September 26, 2009 was 27.0%, compared to an effective tax rate of 13.1% for the fiscal year ended June 27, 2009. On December 31, 2008, we completed a change in the legal entity structure of M.J. Soffe from a corporation to a limited liability company. This change allows us to conclude that it would be more likely than not that we would be able to use Delta Apparel’s state net operating loss carryforwards, and therefore we reversed a portion of our deferred income tax asset valuation allowance, resulting in a tax benefit of $0.4 million, which was recognized during the quarter ended December 27, 2008. Excluding the $0.4 million adjustment to our valuation allowance, our effective tax rate for the fiscal year ended June 27, 2009 was 18.5%. Our effective tax rate is subject to significant changes based on the jurisdiction and the percentage of earnings in domestic and foreign taxable and tax-free locations relative to the total pre-tax income in a given period.
Accounts receivable as of September 26, 2009 was $55.8 million, a decrease of $2.1 million from June 27, 2009. The decrease in accounts receivable was primarily the result of lower sales during the first quarter of fiscal year 2010 compared to the fourth quarter of fiscal year 2009.
Inventories decreased $2.0 million from June 27, 2009 to $123.9 million on September 26, 2009. While we expect inventories to increase during the second and third quarters of fiscal year 2010 in preparation for the spring shipping season, we expect that our total inventories will decrease to a level below our fiscal year 2009 ending balance.
Capital expenditures in the first quarter of fiscal year 2010 were $1.3 million compared to $1.0 million in the first quarter of the prior year. Expenditures for the first quarter of fiscal year 2010 were primarily for continued improvements in our information technology in our retail-ready segment and capital expenditures intended to lower costs in our manufacturing facilities in our activewear segment. Total capital expenditures are expected to be approximately $4 million in fiscal year 2010.
LIQUIDITY AND CAPITAL RESOURCES
Our primary cash needs are for working capital and capital expenditures. In addition, in the future we may use cash to fund share repurchases under our Stock Repurchase Program or to pay dividends. Refer to Note E—Debt and Note L—Derivatives for additional discussion regarding our external liquidity resources.

Operating Cash Flows
Net cash provided by operating activities was $13.2 million for the first three months of fiscal year 2010, compared to cash provided by operating activities of $16.4 million for the first three months of fiscal year 2009. Our cash flows from operating activities are primarily our net income plus depreciation and amortization and non-cash compensation costs and changes in working capital. We monitor changes in working capital by analyzing our investment in accounts receivable and inventories and by managing our accounts payable. During the first three months of fiscal year 2010, our net cash provided by operating activities was primarily from our increased net income, collections of our accounts receivable and improved inventory management. The cash provided by operating activities during the first three months of fiscal year 2009 was primarily from our net income and collections of accounts receivable, partially offset by increased inventory levels.
Investing Cash Flows
Capital expenditures for the first three months of fiscal year 2010 were $1.3 million compared to $1.0 million for the first three months of the prior year. Expenditures for the first three months of fiscal year 2010 were primarily for continued improvements in our information technology in our retail-ready segment and capital expenditures intended to lower costs in our manufacturing facilities in our activewear segment. During the first quarter of fiscal year 2010, we also made a final payment of $0.7 million associated with the acquisition of To The Game, LLC. During the first quarter of fiscal year 2009, we paid an earnout payment of $2.6 million to the former Junkfood shareholders based on the performance of Junkfood for the fiscal year ended June 28, 2008.
Financing Activities
For the first three months of fiscal year 2010, cash used by financing activities was $11.3 million compared to $12.8 million of cash used by financing activities during the first three months of fiscal year 2009. During the first three months of fiscal years 2010 and 2009, we used the cash from our operating activities, net of our investing activities, to reduce our debt outstanding under our revolving credit facility and to make principal payments on our loan with Banco Ficohsa.
Based on our expectations, we believe that our $110 million credit facility, along with the cash flow generated by our operations, should be sufficient to service our debt payment requirements, to satisfy our day-to-day working capital needs, and to fund our planned capital expenditures. Any material deterioration in our results of operations, however, could result in our losing the ability to borrow under our credit facility and to issue letters of credit to suppliers, or could cause the borrowing availability under the facility to be insufficient for our needs.
Purchases by Delta Apparel of its Own Shares
Our Board of Directors has authorized the Company’s management to use up to $15 million to repurchase Company stock in open market transactions under our Stock Repurchase Program. We did not purchase any shares of our common stock during the three months ended September 26, 2009. Since the inception of the Stock Repurchase Program, we have purchased 1,024,771 shares of our common stock pursuant to the program for an aggregate of $9.1 million. As of September 26, 2009, $5.9 million remained available for future purchases under our Stock Repurchase Program.
CRITICAL ACCOUNTING POLICIES
Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which were prepared in accordance with U.S. GAAP. The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We base our estimates and judgments on historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant estimates and assumptions relate to the adequacy of receivable and inventory reserves, self-insurance accruals, accounting for share-based compensation, and the accounting for income taxes.
The detailed Summary of Significant Accounting Policies is included in Note 2 to the Audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended June 27, 2009 and there have been no changes in those policies since the filing of that Annual Report.
ENVIRONMENTAL AND REGULATORY MATTERS
We are subject to various federal, state and local environmental laws and regulations concerning, among other things, wastewater discharges, storm water flows, air emissions and solid waste disposal. Our plants generate very small quantities of hazardous waste, which are either recycled or disposed of off-site. Most of our plants are required to possess one or more environmental permits, and we believe that we are currently in compliance with the requirements of these permits.
On October 15, 2009, the North Carolina Department of Environment and Natural Resources, Division of Water Quality (“DWQ”), issued a Notice of Violation (“NOV”) and Assessment of Civil Penalty for a violation of our National Pollutant Discharge Elimination System (“NPDES”) permit for our Maiden, North Carolina textile plant. This NOV and penalty were based on self-monitoring reports submitted by the Company to DWQ and related to an exceedance of our monthly average limit for the chemical oxygen demand (“COD”) parameter in July 2009.. DWQ assessed a penalty, including enforcement cost, of $1 thousand. Though the COD limit was exceeded again in August 2009, the exceedance was less than the July exceedance, and we did not exceed the limit in September 2009. DWQ could assess another penalty for the August violation, but the Company does not believe that the penalty would be material to its financial condition or results of operations.
We incur capital and other expenditures annually to achieve compliance with environmental standards. Generally, the environmental rules applicable to our business are becoming increasingly stringent; however, we do not expect the amount of these expenditures will have a material adverse affect on our operations, financial condition or liquidity. There can be no assurance, however, that future changes in federal, state, or local regulations, interpretations of existing regulations or the discovery of currently unknown problems or conditions will not require substantial additional expenditures. Similarly, the extent of our liability, if any, for past failures to comply with laws, regulations and permits applicable to our operations cannot be determined though we are not aware of any such past violations, except as described above.
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
Yarn with respect to which we had fixed cotton prices at September 26, 2009 was valued at $11.7 million, and was scheduled for delivery between October 2009 and March 2010. At September 26, 2009, a 10% decline in the market price of the cotton covered by our fixed price yarn would have had a negative impact of approximately $0.8 million on the value of the yarn. At June 27, 2009, a 10% decline in the market price of the cotton covered by our fixed price yarn would have had a negative impact of approximately $1.6 million on the value of the yarn. The impact of a 10% decline in the market price of the cotton covered by our fixed price yarn would have been greater at June 27, 2009 than at September 26, 2009 due primarily to our decreased commitments at September 26, 2009 as compared to June 27, 2009.
We may use derivatives, including cotton option contracts, to manage our exposure to movements in commodity prices. We do not designate our cotton option contracts as hedge instruments upon inception. Accordingly, we mark to market changes in the fair market value of the options in cost of sales in the statements of income. We did not own any cotton option contracts on September 26, 2009.
INTEREST RATE SENSITIVITY
Our credit agreement provides that outstanding amounts bear interest at variable rates. If the amount of outstanding indebtedness at September 26, 2009 under the revolving credit facility had been outstanding during the entire three months ended September 26, 2009 and the interest rate on this outstanding indebtedness were increased by 100 basis points, our interest expense would have increased by approximately $0.2 million, or 18.6% of actual interest expense, during the quarter. This compares to what would have been an increase of $0.8 million, or 17.2% of actual interest expense, for fiscal year 2009, or an average of $0.2 million per quarter, based on the outstanding indebtedness at June 27, 2009. Although the dollar amount of the increase is consistent between the first quarter of 2010 and the quarterly average during fiscal year 2009, the higher percentage increase in the first quarter of fiscal year 2010 is due to the actual interest expense in the quarter being lower than the quarterly average interest expense in fiscal year 2009. The actual change in interest expense resulting from a change in interest rates would depend on the magnitude of the increase in rates and the average principal balance outstanding.

Derivatives
On April 2, 2007, we entered into an interest rate swap agreement and an interest rate collar agreement to manage our interest rate exposure and reduce the impact of future interest rate changes. Both agreements mature (or expire) on April 1, 2010. By entering into the interest rate swap agreement, we effectively converted $15.0 million of floating rate debt under our credit facility to a fixed obligation with a LIBOR rate of 5.06%. By entering into the interest rate collar agreement, we effectively provided a cap of 5.5% and a floor of 4.33% on LIBOR rates on $15.0 million of floating rate debt under our credit facility. Based on current prevailing interest rates, our interest expense is expected to decrease approximately $0.3 million per quarter when these swap and collar agreements expire.
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
Changes in the derivatives’ fair values are deferred and recorded as a component of accumulated other comprehensive income (“AOCI”) until the underlying transaction is recorded. When the hedged item affects income, gains or losses are reclassified from AOCI to the Consolidated Statements of Income as interest income/expense. Any ineffectiveness in our hedging relationships, of which there currently is none, is recognized immediately in the Consolidated Statement of Operations. The changes in fair value of the interest rate swap and collar agreements resulted in an accumulated other comprehensive loss, net of taxes, of $0.5 million as of September 26, 2009.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 26, 2009 and, based on the evaluation of these controls and procedures, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the evaluation date.
Changes in Internal Control Over Financial Reporting
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated whether any change in our internal control over financial reporting occurred during the first quarter of fiscal year 2010. Based on that evaluation, we have concluded that there has been no change in our internal control over financial reporting during the first quarter of fiscal year 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We are currently evaluating the internal control over financial reporting at To The Game, LLC and are taking action to strengthen the internal control over financial reporting at To The Game, LLC during the current fiscal year.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
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
We contend that the claims of the Trustee have no merit and have filed counterclaims. Delta and Soffe each filed motions for summary judgment in an attempt to dispose of all claims. On August 25, 2009, the Court issued a ruling denying the motions for summary judgment by Delta and Soffe and granting partial summary judgment in favor of the Trustee, eliminating one of the defenses raised by Delta and Soffe in these adversary proceedings. Delta and Soffe will continue to defend against these claims going forward. If the Trustee prevails with respect to all claims at trial, Delta and Soffe could be required to pay amounts up to the $1.1 million in aggregate to the bankruptcy estate, along with a possibility that the Trustee might recover interest and costs on any amount awarded at trial. The Court has ordered Delta and Soffe to participate in mediation of the pending case, along with all of the other defendants in the various legal proceedings that relate to the purchase of natural gas from Natural Gas Distributors, in an attempt to resolve all claims. The mediation is scheduled for December 7-8, 2009. Judge Frank Santoro, a sitting bankruptcy judge from the Eastern District of Virginia, has agreed to serve as mediator.
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

DELTA APPAREL, INC. (Registrant)
November 2, 2009 Date	By:	/s/ Deborah H. Merrill
Deborah H. Merrill
Vice President, Chief Financial Officer and Treasurer