Form 10-Q
period 2009-12-26
DELTA APPAREL INC
filed 2010-02-08
CIK 1101396

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 26, 2009
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
Yes ☑ No ☐.
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of a “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑.
As of February 3, 2010, there were outstanding 8,516,293 shares of the registrant’s common stock, par value of $0.01 per share, which is the only class of outstanding common or voting stock of the registrant.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
DELTA APPAREL, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Amounts in thousands, except share and per share data)
(Unaudited)

	December 26,	June 27,
	2009	2009
Assets
Current assets:
Cash	$423	$654
Accounts receivable, net	45,920	57,884
Income taxes receivable	887	1,755
Inventories, net	130,010	125,887
Prepaid expenses and other current assets	3,576	3,387
Deferred income taxes	3,290	3,475

Total current assets	184,106	193,042

Property, plant and equipment, net	35,491	36,480
Goodwill	16,814	16,814
Intangibles, net	6,870	7,114
Other assets	3,377	3,543

Total assets	$246,658	$256,993

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$30,565	$34,103
Accrued expenses	18,028	17,852
Current portion of long-term debt	5,718	5,718

Total current liabilities	54,311	57,673

Long-term debt, less current maturities	74,229	85,936
Deferred income taxes	1,471	1,223
Other liabilities	123	16

Total liabilities	130,134	144,848

Stockholders’ equity:
Preferred stock—$0.01 par value, 2,000,000 shares authorized; none issued and outstanding	—	—
Common stock—$0.01 par value, 15,000,000 shares authorized, 9,646,972 shares issued, and 8,516,293 and 8,502,699 shares outstanding as of December 26, 2009 and June 27, 2009, respectively	96	96
Additional paid-in capital	58,724	58,301
Retained earnings	67,325	63,763
Accumulated other comprehensive loss	(283)	(565)
Treasury stock—1,130,679 and 1,144,273 shares as of December 26, 2009 and June 27, 2009, respectively	(9,338)	(9,450)

Total stockholders’ equity	116,524	112,145

Total liabilities and stockholders’ equity	$246,658	$256,993

See accompanying notes to condensed consolidated financial statements.

DELTA APPAREL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(Amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	December 26,	December 27,	December 26,	December 27,
	2009	2008	2009	2008
Net sales	$91,160	$73,361	$190,282	$164,773
Cost of goods sold	69,384	57,306	144,861	129,412

Gross profit	21,776	16,055	45,421	35,361

Selling, general and administrative expenses	19,561	14,559	38,819	31,400
Other income (expense), net	28	10	133	(15)

Operating income	2,243	1,506	6,735	3,946

Interest expense, net	903	1,222	1,857	2,641

Income before provision (benefit) for income taxes	1,340	284	4,878	1,305

Provision (benefit) for income taxes	361	(311)	1,316	36

Net income	$979	$595	$3,562	$1,269

Basic earnings per share	$0.11	$0.07	$0.42	$0.15

Diluted earnings per share	$0.11	$0.07	$0.42	$0.15

Weighted average number of shares outstanding	8,516	8,503	8,512	8,500
Dilutive effect of stock options	51	11	37	11

Weighted average number of shares assuming dilution	8,567	8,514	8,549	8,511

See accompanying notes to condensed consolidated financial statements.

DELTA APPAREL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	Six Months Ended
	December 26,	December 27,
	2009	2008
Operating activities:
Net income	$3,562	$1,269
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,357	3,718
Deferred income taxes	433	(565)
Loss on disposal of property and equipment	56	51
Non-cash stock compensation	744	538
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	11,964	27,844
Inventories	(4,123)	(15,960)
Prepaid expenses and other current assets	(189)	(392)
Income taxes receivable	868	(1,389)
Other non-current assets	166	82
Accounts payable and accrued expenses	(2,872)	223
Other liabilities	390	220

Net cash provided by operating activities	14,356	15,639

Investing activities:
Purchases of property and equipment	(2,186)	(1,966)
Proceeds from sale of property, plant and equipment	6	—
Cash paid for business	(700)	(2,592)

Net cash used in investing activities	(2,880)	(4,558)

Financing activities:
Proceeds from long-term debt	197,247	183,897
Repayment of long-term debt	(208,954)	(195,210)

Net cash used in financing activities	(11,707)	(11,313)

Net decrease in cash	(231)	(232)

Cash at beginning of period	654	586

Cash at end of period	$423	$354

Supplemental cash flow information:
Cash paid for interest	$1,709	$2,783

Cash paid for income taxes, net of refunds	$209	$1,766

Non-cash financing activity—issuance of common stock	$118	$41

See accompanying notes to condensed consolidated financial statements.

DELTA APPAREL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Amounts in thousands)
Note A—Basis of Presentation
We prepared the accompanying interim condensed consolidated financial statements in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. We believe these condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation. Operating results for the three and six months ended December 26, 2009 are not necessarily indicative of the results that may be expected for our fiscal year ending July 3, 2010. For more information regarding our results of operations and financial position, refer to the consolidated financial statements and footnotes included in our Form 10-K for our fiscal year ended June 27, 2009, filed with the Securities and Exchange Commission.
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
In February 2009, the FASB issued a position regarding ASC 805, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies. This position requires an asset or liability arising from a contingency in a business combination to be recognized at fair value if fair value can be reasonably determined. If fair value cannot be reasonably determined, then the asset or liability will need to be recognized in accordance with ASC 450, Accounting for Contingencies. The guidelines issued under the position will be applied prospectively to business combinations for which the acquisition date is on or after June 28, 2009. We expect the position will have an impact on our accounting for any future business combinations, including the Art Gun Technologies, LLC acquisition described in Note N—Subsequent Events.
In April 2008, the FASB issued a position for Determination of the Useful Life of Intangible Assets under Codification No. 350, Goodwill and Other Intangible Assets (“ASC 350”). The position amends the factors that must be considered in developing renewal or extension assumptions used to determine the useful life over which to amortize the cost of a recognized intangible asset under ASC 350. We adopted the position on June 28, 2009, and the adoption may have a material impact on our accounting for future acquisition of intangible assets, including the Art Gun Technologies, LLC acquisition described in Note N—Subsequent Events.
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

In June 2009, the FASB issued Accounting Standards Update 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (“ASU 2009-17”) as a further clarification to Codification No. 810-10, Consolidation of Variable Interest Entities. ASU 2009-17, upon adoption, requires the use of a qualitative analysis to determine the primary beneficiary of a variable interest entity (“VIE”), amends the guidance for determining if an entity is a VIE and enhances the disclosure requirements regarding an enterprise’s involvement with a VIE. ASU 2009-17 is effective for fiscal years beginning after November 25, 2009. We will adopt ASU 2009-17 on July 4, 2010 and are currently evaluating the effect it will have on our results of operations and disclosure.
Note D—Inventories
Inventories, net of reserves, consist of the following (in thousands):

	December 26,	June 27,
	2009	2009
Raw materials	$9,872	$9,626
Work in process	18,778	21,842
Finished goods	101,360	94,419

	$130,010	$125,887

Raw materials include finished yarn and direct materials for the activewear segment and include direct materials, finished fabric and blank t-shirts for the retail-ready segment.
Note E—Debt
On September 21, 2007, Delta Apparel, Junkfood and Soffe entered into a Third Amended and Restated Loan and Security Agreement (the “Amended Loan Agreement”) with Wachovia Bank, National Association, as Agent, and the financial institutions named in the Amended Loan Agreement as Lenders. The Amended Loan Agreement provided us with a $100 million credit line (subject to borrowing base limitations based on the value and type of collateral provided) that matures on September 12, 2012. On March 30, 2009 we invoked the “accordion” feature in the Amended Loan Agreement, amending the credit facility to increase the maximum line of credit from $100 million to $110 million and adding PNC Bank, National Association to the syndicate of lenders under the facility with a $10 million commitment. Proceeds of the loans under the Amended Loan Agreement may be used for general operating, working capital, other corporate purposes, and to finance fees and expenses under the facility.
The credit facility is secured by a first-priority lien on substantially all of the real and personal property of Delta Apparel, Junkfood, Soffe, and To The Game. All loans under the Amended Loan Agreement bear interest at rates based on either an adjusted LIBOR rate plus an applicable margin or the bank’s prime rate plus an applicable margin. The facility requires installment payments of approximately $0.2 million per month in connection with fixed asset amortization, and these amounts reduce the amount of availability under the facility. Annual facility fees are 0.25% of the amount by which $110 million exceeds the average daily principal balance of the outstanding loans and letters of credit accommodations, and are charged monthly based on the principal balances during the immediately preceding month.
Our credit facility includes the financial covenant that if the amount of availability falls below $10 million, our Fixed Charge Coverage Ratio (as defined in the Amended Loan Agreement) for the preceding 12 month period must not be less than 1.10 to 1.0, and otherwise includes customary conditions to funding, covenants, and events of default. At December 26, 2009, we had $71.3 million outstanding under our credit facility at an average interest rate of 2.9%, and had the ability to borrow an additional $23.6 million. As of December 26, 2009, our Fixed Charge Coverage Ratio was 3.1 for the preceding 12 months, thus exceeding the 1.10 to 1.0 requirement allowing access to, if needed, the total amount of availability provided for under the Amended Loan Agreement. We expect to continue to meet the Fixed Charge Coverage Ratio for fiscal year 2010.
Our credit facility contains limitations on, or prohibitions of, cash dividends. We are allowed to make cash dividends in amounts such that the aggregate amount paid to shareholders since May 16, 2000 does not exceed twenty-five percent (25%) of our cumulative net income calculated from May 16, 2000 to the date of determination. At December 26, 2009, there was $12.6 million of retained earnings free of restrictions for the payment of dividends.
The credit facility contains a subjective acceleration clause and a “springing” lockbox arrangement (as defined in ASC 470, Balance Sheet Classification of Borrowings Outstanding), whereby remittances from customers are forwarded to our general bank account and do not reduce the outstanding debt until and unless a specified event or an event of default occurs. Pursuant to ASC 470, we classify borrowings under the facility as non-current debt.

In the fourth quarter of fiscal year 2007, we entered into a loan agreement with Banco Ficohsa, a Honduran bank, for our capital expansion in Honduras. This loan is secured by a first-priority lien on the assets of our Honduran operations. During the first quarter of fiscal year 2009, the loan was amended to a fixed interest rate of 6% through June 2010, at which time the interest rate increases to 6.5% for the remainder of the term. The loan is payable monthly, has a five-year term and is denominated in U.S. dollars. At December 26, 2009, we had $8.6 million outstanding on this loan.
Note F—Selling, General and Administrative Expense
We include in selling, general and administrative expenses, costs incurred subsequent to the receipt of finished goods at our distribution facilities, such as the cost of stocking, warehousing, picking and packing, and shipping goods for delivery to our customers. Distribution costs included in selling, general and administrative expenses for the second quarter of fiscal years 2010 and 2009 were $3.2 million and $3.3 million, respectively. Distribution costs included in selling, general and administrative expenses for the first six months of fiscal years 2010 and 2009 were $6.5 million and $6.9 million, respectively. In addition, selling, general and administrative expenses include costs related to sales associates, administrative personnel cost, advertising and marketing expenses, royalty payments on licensed products and other general and administrative expenses.
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
Delta Apparel Stock Option Plan (“Option Plan”)
For the second quarter of fiscal years 2010 and 2009, we expensed $51 thousand and $0.3 million, respectively, in connection with our Option Plan. During the first six months of fiscal years 2010 and 2009, we expensed $0.1 million and $0.5 million, respectively. As of December 26, 2009, there was $0.5 million of total unrecognized compensation cost related to non-vested stock options under the Option Plan. This cost is expected to be recognized over a period of 2.5 years. Stock compensation expense is included in the cost of sales and selling, general and administrative expense line items of our statements of income on a straight-line basis over the vesting periods of each grant.
Delta Apparel Incentive Stock Award Plan (“Award Plan”)
For the second quarter of fiscal years 2010 and 2009, we expensed $0.3 million and $17 thousand, respectively, in connection with our Award Plan. During the first six months of fiscal years 2010 and 2009, we expensed $0.6 million and $25 thousand, respectively. Stock compensation expense is included in the cost of sales and selling, general and administrative expense line items of our statements of income over the vesting periods.
Note H—Purchase Contracts
We have entered into agreements, and have fixed prices, to purchase natural gas, yarn and finished fabric for use in our manufacturing operations. In addition, we have contracts to purchase finished apparel and headwear products. At December 26, 2009, minimum payments under these non-cancelable contracts were as follows (in thousands):

Natural gas	$814
Yarn	15,938
Finished fabric	252
Finished apparel products	9,663

$26,667

Note I—Segment Reporting
We operate our business in two distinct segments: Activewear and Retail-Ready. Although the two segments are similar in their production processes and regulatory environment, they are distinct in their economic characteristics, products and distribution methods.
The activewear segment is comprised of our business units primarily focused on garment styles that are characterized by low fashion risk and includes our Delta and FunTees businesses. We market, distribute and manufacture unembellished knit apparel under the brands of “Delta Pro Weight®”, “Delta Magnum Weight™”, “Quail Hollow™”, “Healthknit™”, “QH”, and “Fun Tees”. The products are primarily sold to screen printing companies. Primarily within our FunTees operations, we manufacture unembellished and embellished private label custom apparel products to major branded sportswear companies, retailers and corporate industry programs.

The retail-ready segment is comprised of our business units primarily focused on more specialized apparel garments and headwear to meet consumer preferences and fashion trends and includes our Soffe, Junkfood and To The Game businesses. These branded embellished and unembellished products are sold through specialty and boutique stores, high-end and mid-tier retail chains, sporting goods stores, college bookstores and to the U.S. military. Our products in this segment are marketed under the primary brands of “Soffe®”, “Intensity Athletics®”, “Junk Food®”, “The Game®”, and “Kudzu®”, as well as other labels. To The Game was included in the retail-ready segment as of March 29, 2009.
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
Information about our operations as of and for the three and six month periods ended December 26, 2009 and December 27, 2008, by operating segment, is as follows (in thousands):

	Activewear	Retail-Ready	Consolidated
Three months ended December 26, 2009:
Net sales	$45,379	$45,781	$91,160
Segment operating (loss) income	(638)	2,881	2,243
Segment assets	136,759	109,899	246,658
Purchases of property, plant and equipment	533	374	907

Three months ended December 27, 2008:
Net sales	$40,970	$32,391	$73,361
Segment operating (loss) income	(1,471)	2,977	1,506
Segment assets	145,395	104,708	250,103
Purchases of property, plant and equipment	176	753	929

	Activewear	Retail-Ready	Consolidated
Six months ended December 26, 2009:
Net sales	$92,524	$97,758	$190,282
Segment operating (loss) income	(1,723)	8,458	6,735
Purchases of property, plant and equipment	1,411	775	2,186

Six months ended December 27, 2008:
Net sales	$90,958	$73,815	$164,773
Segment operating (loss) income	(4,376)	8,322	3,946
Purchases of property, plant and equipment	614	1,352	1,966
The following table reconciles the segment operating income to the consolidated income before income taxes (in thousands).

	Three Months Ended		Six Months Ended
	December 26,	December 27,	December 26,	December 27,
	2009	2008	2009	2008
Segment operating income	$2,243	$1,506	$6,735	$3,946
Unallocated interest expense	903	1,222	1,857	2,641

Consolidated income before taxes	$1,340	$284	$4,878	$1,305

Note J—Income Taxes
Our effective income tax rate for the six months ended December 26, 2009 was 27.0%, compared to an effective tax rate of 13.1% for the fiscal year ended June 27, 2009. On December 31, 2008, we completed a change in the legal entity structure of M.J. Soffe from a corporation to a limited liability company. This change allowed us to conclude that it was more likely than not that we would use Delta Apparel’s state net operating loss carryforwards, and therefore we reversed a portion of our deferred income tax asset valuation allowance, resulting in a tax benefit of $0.4 million, which was recognized during the quarter ended December 27, 2008. Excluding the $0.4 million adjustment to our valuation allowance, our effective tax rate for the fiscal year ended June 27, 2009 was 18.5%. The increase in effective tax rate from 18.5% to 27.0% is due to a change in the percentage of income located in tax-free zones. Our effective tax rate is subject to significant changes based on the jurisdiction and the percentage of earnings in domestic and foreign taxable and tax-free locations relative to the total pre-tax income in a given period.
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
Note K—Factored Receivables
During the first quarter of fiscal year 2010, we terminated our factoring agreement under which we previously assigned a portion of our trade accounts receivable relating to our Junkfood business. Prior to the termination, we accounted for our factoring agreement as a sale in accordance with FASB Codification No. 860, Transfers and Servicing. The assignment of these receivables was without recourse, provided that the customer orders were approved by the factor prior to shipment of the goods, up to a maximum for each individual account. The agreement did not include provisions for advances from the factor against the assigned receivables. The factor funded the accounts receivable upon collection, or, exclusive of disputed claims, 90 days after the due date. The amount due from the factor was included in our accounts receivable on our balance sheet and changes in the amount due from factor were included in our cash flow from operations. At December 26, 2009, our accounts receivable less allowances was $45.9 million, comprised of $49.2 million in unfactored accounts receivable and $3.3 million in allowances. At June 27, 2009, our accounts receivable less allowances was $55.9 million, comprised of $57.3 million in unfactored accounts receivable, $1.6 million due from factor, and $3.0 million in allowances.
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
We account for derivatives under Codification No. 815, Derivatives and Hedging, (“ASC 815”). ASC 815 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and hedging activities. It requires the recognition of all derivative instruments as either assets or liabilities in the Consolidated Balance Sheets and measurement of those instruments at fair value. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value. The fair value of the interest rate swap and collar agreements was derived from discounted cash flow analyses based on the terms of the contract and the forward interest rate curve adjusted for our credit risk, which is considered a level two input based on the fair value hierarchy. As of December 26, 2009, the fair value of the liability for the interest rate swap and collar agreements was $0.5 million. We have assessed these agreements and concluded that the swap and collar agreements match the exact terms of the underlying debt to which they are related and therefore are considered perfectly-effective hedges. Therefore, changes in the derivatives’ fair values are deferred and recorded as a component of accumulated other comprehensive loss. The changes in fair value of the interest rate swap and collar agreements resulted in an accumulated other comprehensive loss, net of taxes, of $0.3 million as of December 26, 2009.
The following table summarizes the fair value and presentation in the consolidated balance sheets for derivatives as of December 26, 2009 and June 27, 2009 (in thousands).

	December 26,	June 27,
	2009	2009
Accrued expenses	$337	$902
Other liabilities	123	16
Deferred tax liabilities	(177)	(353)

Accumulated other comprehensive loss	$283	$565

The change in fair value recognized in accumulated other comprehensive loss represented a gain, net of taxes, of $0.3 million for the six months ended December 26, 2009. For the six months ended December 27, 2008, the change in fair value recognized in accumulated other comprehensive loss was a loss, net of taxes, of $0.4 million.
Note M—Legal Proceedings
On May 17, 2006, adversary proceedings were filed in U.S. Bankruptcy Court for the Eastern District of North Carolina against both Delta Apparel, Inc. and M. J. Soffe Co. in which the bankruptcy trustee, on behalf of the debtor National Gas Distributors, LLC, alleged that Delta and Soffe each received avoidable “transfers” of property from the debtor. The Trustee alleged that certain transactions in 2005 between the debtor and Delta and Soffe for the delivery of natural gas from the debtor were either made by the debtor with actual intent to defraud its creditors, or were constructively fraudulent transfers, and that Delta and Soffe paid less than the reasonably equivalent value for the natural gas. The Trustee further alleged that Delta and Soffe should repay to the bankruptcy estate the difference between the market value of the natural gas purchased by them and the price paid by Delta and Soffe. The amount of these claims was approximately $0.7 million plus interest against Delta and $0.2 million plus interest against Soffe. Additionally, the Trustee claimed that Soffe received preferential transfers in the amount of approximately $0.1 million in the form of refund payments made to Soffe by the debtor for natural gas transactions that occurred within 90 days of the debtor’s bankruptcy petition.
Delta and Soffe each filed answers and counterclaims, and later filed motions for summary judgment in an attempt to dispose of all claims. On August 25, 2009, the Court issued a ruling denying the motions for summary judgment by Delta and Soffe and granting partial summary judgment in favor of the Trustee, eliminating one of the defenses raised by Delta and Soffe in these adversary proceedings. If the Trustee prevailed with respect to all claims at trial, Delta and Soffe faced a judgment of up to the $1.1 million in aggregate in favor of the bankruptcy estate, along with a possibility that the Trustee might recover interest and costs on any amount awarded at trial.
The Court ordered Delta and Soffe to participate in mediation of the case along with all of the other defendants in the various legal proceedings that related to the purchase of natural gas from Natural Gas Distributors. Through mediation in December 2009, Delta and Soffe reached a settlement with the Trustee to pay a combined total of $475 thousand as part of a full and final settlement of all claims that were or could have been raised in the adversary proceedings. The full amount of the settlement was accrued at December 26, 2009 and was paid in our third quarter of fiscal year 2010, resulting in the adversary proceedings being dismissed with prejudice on January 25, 2010 with respect to Delta and on January 26, 2010 with respect to Soffe.
At times we are party to various other legal claims, actions and complaints. We believe that, as a result of legal defenses, insurance arrangements, and indemnification provisions with parties believed to be financially capable, such actions should not have a material effect on our operations, financial condition, or liquidity.
Note N—Subsequent Events
On December 28, 2009, through our wholly-owned subsidiary, Art Gun, LLC, we acquired substantially all of the net assets of Art Gun Technologies, LLC. Through its innovative technology, Art Gun provides shoppers the ability to choose a basic garment and design a unique graphic to create a one-of-a-kind customized product. The acquisition was financed through our asset-based secured revolving credit facility. The allocation of the purchase price among the acquired assets has not been completed. Therefore, the amount of goodwill associated with the acquisition, if any, has yet to be determined.
We did not identify any further subsequent events that required additional disclosure and/or adjustments in our financial statements through the date the financial statements were available, February 8, 2010.

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

The forward-looking statements in this Quarterly Report are based on our expectations and are necessarily dependent upon assumptions, estimates and data that we believe are reasonable and accurate but may be incorrect, incomplete or imprecise. Forward-looking statements are also subject to a number of business risks and uncertainties, any of which could cause actual results to differ materially from those set forth in or implied by the forward-looking statements. The risks and uncertainties include, among others, the general U.S. and international economic conditions; the ability to grow, achieve synergies and realize the expected profitability of recent acquisitions; changes in consumer confidence, consumer spending, and demand for apparel products; the ability of our brands and products to meet consumer preferences within the prevailing retail environment; the financial difficulties encountered by our customers and higher credit risk exposure; the competitive conditions in the apparel and textile industries; changes in environmental, tax, trade, employment and other laws and regulations; the uncertainty of raw material and energy prices; changes in the economic, political and social stability at our offshore locations; the relative strength of the United States dollar against other currencies and other risks and uncertainties as described under the subheading “Risk Factors” in our Form 10-K for our fiscal year ended June 27, 2009 filed with the Securities and Exchange Commission and are beyond our control. Accordingly, any forward-looking statements do not purport to be predictions of future events or circumstances and may not be realized.
We do not undertake publicly to update or revise the forward-looking statements even if it becomes clear that any projected results will not be realized.
BUSINESS OUTLOOK
Our second quarter revenue increased 24.3% to a record $91.2 million compared to $73.4 million in the prior year quarter. The $17.8 million sales expansion was driven by organic growth of 16.6% and the net sales contributed by our headwear business that we acquired in the fourth quarter of fiscal 2009. Amidst a challenging consumer environment, each of our business units achieved sales growth during the second quarter. In addition, we continued to improve our manufacturing costs, which should drive improved results in the second half of this fiscal year.
We are focused on continued growth and profitability improvement. Over the past eight fiscal years we have achieved 14.5% annual compounded sales growth, which we accomplished through key acquisitions combined with organic growth. We believe we can further this growth by expanding the sales of licensed and decorated products, developing marketing synergies between our business units, growing our distribution channels, and additional acquisitions.
During fiscal year 2003, all of our revenue was generated from non-branded, non-decorated products. By providing our customers with added-value services, including decoration and preparation of the product for the retail shelf, we have been able to increase revenue per unit sold and improve profitability. Similarly, sales of branded and licensed products typically have higher average selling prices and increased gross margins compared with non-branded, non-decorated products. Following the respective acquisition, we have grown sales within our primary brands of Soffe, Junkfood and The Game. We believe we have further opportunity to grow these brands and build additional business with our secondary brands such as Sweet & Sour, Junk Mail and Soffe Chic. Our portfolio of licenses continues to grow and we are shipping product using recently acquired licenses from the NBA, Disney and the PGA Tour. In fiscal 2010, we expect 45% of our sales will be decorated, which includes 24% as licensed products, with less than 30% of our sales coming from unbranded, undecorated tees.
Our products are sold through diverse distribution channels, including specialty and boutique shops, upscale and traditional department stores, mid-tier retailers, sporting goods stores, screen printers, and private label accounts. In addition, certain products are sold to college bookstores and to the U.S. military. We believe our diverse distribution channels are key to our success and we are focused on expanding our product categories and number of doors within these retailers. In addition, we have identified new distribution channels, including outdoor retailers and retail clubs, that should give us further avenues of growth.
We believe these initiatives will drive sales growth in the future and should expand our gross margins. In addition, we have identified further cost savings opportunities in our manufacturing platform. Demand for our products has increased, allowing us to run our manufacturing plants more efficiently. We have equipment ordered to expand the output at our Ceiba Textiles facility, which should further leverage the fixed cost in that facility, lowering our product cost per unit. In addition, we expect to order equipment in the next several months that should allow us to manufacture fabrics in our own facilities that is currently being sourced. We believe the expansion of the facilities and improved manufacturing performance should lower our costs and further improve our profitability.
We recently set forth three-year goals to grow sales to $500 million, increase gross margins to 30% and generate earnings of $3.00 per share in fiscal year 2013. Through the growth initiatives we have in place, along with the possibility of additional acquisitions, we believe we have the opportunity to meet these goals. There are, however, many risks and uncertainties about the future. In addition to normal risk factors, we are facing heightened risks associated with the weak economy and recent significant appreciation in certain commodities, including cotton and oil. It is impossible to predict the extent to which these conditions and others may impact our business over time.
EARNINGS GUIDANCE
Based on the stronger sales and earnings in the first half of the year, on January 11, 2010, we raised our expectations of net sales and earnings for the fiscal year ending July 3, 2010. We reiterate our expectation for net sales to be in the range of $375 million to $385 million and earnings to be in the range of $0.95 to $1.10 per diluted share. This compares to our fiscal year 2009 net sales of $355.2 million and earnings of $0.76 per diluted share.

While we remain concerned about the U.S. economy, we believe we have taken into consideration the recent appreciation in raw material prices along with the heightened risks associated with the current economic climate in setting our revenue and earnings estimates for the year. Significant deterioration in the economy could, however, negatively impact our ability to achieve our expectations.
RESULTS OF OPERATIONS
Net sales for the second quarter of fiscal year 2010 increased by $17.8 million to $91.2 million, an increase of 24.3% from the second quarter of the prior year. The $17.8 million sales expansion was driven by organic growth of approximately 17% and the net sales of our headwear business that we acquired during the fourth quarter of fiscal year 2009. Amidst a challenging consumer environment, each of our business units achieved organic growth during the second quarter of fiscal year 2010.
The activewear segment, which is comprised of the Delta and FunTees businesses, reported sales of $45.4 million for the three months ended December 26, 2009, an increase of 10.8% over the prior year second quarter sales of $41.0 million. Sales within the Delta catalog business increased by 16.3% due to a 22.7% increase in units shipped, partially offset by lower average selling prices compared to the prior year second quarter. FunTees sales increased 1.8% over the prior year quarter due to higher average selling prices. Revenue per unit increased from a higher percentage of products being shipped decorated and ready for the retail shelf. In addition, price increases were obtained on certain programs to cover higher raw material costs.
The retail-ready segment, which is comprised of the Soffe, Junkfood and To The Game businesses, reported sales of $45.8 million for the three months ended December 26, 2009, an increase of 41.3% over the prior year second quarter sales of $32.4 million. Excluding the sales reported by To The Game, our headwear company acquired during the fourth quarter of fiscal year 2009, sales within the retail-ready segment increased 23.9% compared to the prior year second quarter. Junkfood sales increased 54.9% due primarily to its new license agreements and continued success with GAP, Inc. Sales within our Soffe business increased 4.2% compared to the prior year quarter, with revenue expansion in each of its distribution channels except military. Military sales declined from the prior year second quarter, which included increased revenue from the initial rollout of the Navy PT uniform. While our To The Game business is being impacted by the contracting college bookstore market, we are supplementing this business with new apparel programs.
Our net sales for the first six months of fiscal year 2010 grew 15.5% to $190.3 million, an increase of $25.5 million over the same period of fiscal year 2009. Both the activewear and retail-ready segments contributed to the growth with sales increases of $1.6 million and $23.9 million, respectively. The sales growth in our retail-ready segment includes the addition of our headwear business which was acquired during the fourth quarter of fiscal year 2009.
On a consolidated basis, our gross margins increased 200 basis points to 23.9% from 21.9% in the second quarter of the prior year. This improvement includes the 40 basis point negative impact resulting from the mediated settlement of the lawsuit filed against us by the bankruptcy trustee for National Gas Distributors. We improved gross margins by 330 basis points in the activewear segment through more effective merchandising strategies, the cost-savings generated from our Honduran textile facility and improved manufacturing performance. Gross margins in our retail-ready segment decreased 340 basis points primarily from the growth of product extensions in the Junkfood business that generate lower gross margins than Junkfood branded products. Gross margins for the first six months of fiscal year 2010 were 23.9%, a 240 basis point increase over the first six months of fiscal year 2009. Improved manufacturing performance and more effective merchandising within the activewear segment combined with a higher mix of retail-ready sales drove the gross margin improvement. Our gross margins may not be comparable to other companies, since some companies include costs related to their distribution network in cost of goods sold and we exclude a portion of those costs from gross margin and instead include them in selling, general and administrative expenses.
Selling, general and administrative expenses, including the provision for bad debts, for the second quarter of fiscal year 2010 were $19.6 million, or 21.5% of sales, compared to $14.6 million, or 19.8% of sales, for the same period in the prior year. For the first six months of fiscal year 2010 our selling, general and administrative expenses were $38.8 million, or 20.4% of sales compared to $31.4 million, or 19.1% of sales, for the first six months of fiscal year 2009. The increase in selling, general and administrative expenses as a percentage of sales was due to the increased retail-ready sales, which carry higher selling costs, primarily resulting from the royalty expense on our licensed products.
Operating income for the second quarter of fiscal year 2010 was $2.2 million, an increase of $0.7 million from the second quarter of the prior year. For the first six months of fiscal year 2010 operating income was $6.7 million, a $2.8 million increase over the fiscal year 2009 operating income for the first six months of $3.9 million.
Net interest expense for the second quarter of fiscal year 2010 was $0.9 million, a reduction of $0.3 million compared to the second quarter of fiscal year 2009. For the first six months of fiscal year 2010 net interest expense declined by $0.8 million to $1.9 million compared to the first six months of fiscal year 2009. The decrease in net interest expense was due to lower debt levels and lower average interest rates.

Our effective income tax rate for the three months ended December 26, 2009 was 27.0%, compared to an effective tax rate of 13.1% for the fiscal year ended June 27, 2009. On December 31, 2008, we completed a change in the legal entity structure of M.J. Soffe from a corporation to a limited liability company. This change allowed us to conclude that it was more likely than not that we would use Delta Apparel’s state net operating loss carryforwards, and therefore we reversed a portion of our deferred income tax asset valuation allowance, resulting in a tax benefit of $0.4 million, which was recognized during the quarter ended December 27, 2008. Excluding the $0.4 million adjustment to our valuation allowance, our effective tax rate for the fiscal year ended June 27, 2009 was 18.5%. Our effective tax rate is subject to significant changes based on the jurisdiction and the percentage of earnings in domestic and foreign taxable and tax-free locations relative to the total pre-tax income in a given period.
Accounts receivable as of December 26, 2009 was $45.9 million, a decrease of $12.0 million from June 27, 2009. The decrease in accounts receivable was primarily the result of lower sales during the second quarter of fiscal year 2010 compared to the fourth quarter of fiscal year 2009, which was partially offset by an increase in the days sales outstanding, from 49 days at June 27, 2009 to 54 days as of December 26, 2009.
Inventories increased $4.1 million from June 27, 2009 to $130.0 million on December 26, 2009 due to the normal build of inventory associated with the seasonality of our business. We expect inventories to further increase during the third quarter of fiscal year 2010 as we build inventory for our spring selling season and then to decline during the fourth quarter, ending fiscal 2010 with inventory levels below our fiscal year 2009 ending balance.
Capital expenditures in the second quarter of fiscal year 2010 were $0.9 million compared to $1.0 million in the second quarter of the prior year. Capital expenditures for the first six months of fiscal year 2010 were $2.2 million compared to $2.0 million in expenditures for the first six months of fiscal year 2009. Expenditures for the first six months of fiscal years 2010 and 2009 were primarily for continued improvements in our information technology in our retail-ready segment and capital expenditures intended to lower costs in our manufacturing facilities in our activewear segment. Total capital expenditures are expected to be approximately $4 million in fiscal year 2010.
LIQUIDITY AND CAPITAL RESOURCES
Our primary cash needs are for working capital and capital expenditures. In addition, in the future we may use cash to fund share repurchases under our Stock Repurchase Program or to pay dividends. Refer to Note E—Debt and Note L—Derivatives for additional discussion regarding our external liquidity resources.
Operating Cash Flows
Net cash provided by operating activities for the first six months of fiscal years 2010 and 2009 were $14.4 million and $15.6 million, respectively. Our cash flows from operating activities result from our net income adjusted for the effects of non-cash items and changes in our working capital. We monitor changes in working capital by analyzing our investment in accounts receivable and inventories and by managing our accounts payable. During the first six months of fiscal year 2010, our net cash provided by operating activities was primarily from improved profitability and collections of our accounts receivable, partially offset by increased inventory levels and a reduction in accounts payable. The cash provided by operating activities during the first six months of fiscal year 2009 was primarily from an increase in net income adjusted for the impact of non-cash items and collections of accounts receivable, partially offset by increased inventory levels and payments of income taxes.
Investing Cash Flows
Capital expenditures for the first six months of fiscal year 2010 were $2.2 million compared to $2.0 million for the first six months of the prior year. Expenditures for the first six months of fiscal years 2010 and 2009 were primarily for continued improvements in our information technology in our retail-ready segment and capital expenditures intended to lower costs in our manufacturing facilities in our activewear segment. During the first quarter of fiscal year 2010, we also made the final payment of $0.7 million associated with the acquisition of To The Game, LLC. During the first quarter of fiscal year 2009, we paid an earnout payment of $2.6 million to the former Junkfood shareholders based on the performance of Junkfood for the fiscal year ended June 28, 2008.
Financing Activities
For the first six months of fiscal years 2010 and 2009, our financing activities used cash of $11.7 million and $11.3 million, respectively, as we used the cash provided from our operating activities, net of our investing activities, to reduce our debt outstanding under our revolving credit facility and to make principal payments on our loan with Banco Ficohsa.
Based on our expectations, we believe that our $110 million credit facility, along with the cash flow generated by our operations, should be sufficient to service our debt payment requirements, to satisfy our day-to-day working capital needs, and to fund our planned capital expenditures. Any material deterioration in our results of operations, however, could cause the borrowing availability under the facility to be insufficient for our needs, or could result in our losing the ability to borrow and to issue letters of credit under our credit facility.

Purchases by Delta Apparel of its Own Shares
Our Board of Directors has authorized the Company’s management to use up to $15 million to repurchase Delta Apparel stock in open market transactions under our Stock Repurchase Program. We did not purchase any shares of our common stock during the six months ended December 26, 2009. Since the inception of the Stock Repurchase Program, we have purchased 1,024,771 shares of our common stock pursuant to the program for an aggregate of $9.1 million. As of December 26, 2009, $5.9 million remained available for future purchases under our Stock Repurchase Program.
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
The detailed Summary of Significant Accounting Policies is included in Note 2 to the Audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended June 27, 2009. There have been no changes in those policies since the filing of that Annual Report.
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
On October 15, 2009, the North Carolina Department of Environment and Natural Resources, Division of Water Quality (“DWQ”), issued a Notice of Violation (“NOV”) and Assessment of Civil Penalty for a violation of our National Pollutant Discharge Elimination System (“NPDES”) permit for our Maiden, North Carolina textile plant. This NOV and penalty were based on self-monitoring reports submitted by us to the DWQ and related to exceeding our monthly average limit for the chemical oxygen demand (“COD”) parameter in July 2009. The DWQ assessed a penalty, including enforcement cost, of $1 thousand. We began investigating the cause of the July COD level and implemented changes in our operations to comply with the permit. The plant exceeded the COD limit again in August 2009; however the August level was less than the July level. The plant did not exceed the limit in September 2009 or any month thereafter. While the DWQ could assess a penalty for the August violation, we expect the penalty would not be material to our financial condition or results of operations.
We incur capital and other expenditures annually to achieve compliance with environmental standards. Generally, the environmental rules applicable to our business are becoming increasingly stringent; however, we do not expect the amount of these expenditures will have a material adverse affect on our operations, financial condition or liquidity. There can be no assurance, however, that future changes in federal, state, or local regulations, interpretations of existing regulations or the discovery of currently unknown problems or conditions will not require substantial additional expenditures. Similarly, the extent of our liability, if any, for past failures to comply with laws, regulations and permits applicable to our operations cannot be determined, though we are not aware of any such past violations except as described above and in our previous filings with the Securities and Exchange Commission.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
COMMODITY RISK SENSITIVITY
On January 5, 2005, in conjunction with the sale of our yarn spinning facility in Edgefield, South Carolina, we entered into a five-year agreement with Parkdale America, LLC (“Parkdale”) to supply our yarn requirements. On June 26, 2009, we amended the agreement to extend its expiration date to December 31, 2011. The amendment also adjusted the conversion costs, waste factors, basis and carry costs contained in the agreement. All other terms in the agreement remained the same. Under the supply agreement, we purchase from Parkdale all yarn required by Delta Apparel and our wholly-owned subsidiaries for use in our manufacturing operations (excluding yarns that Parkdale did not manufacture as of the date of the original agreement in the ordinary course of its business or due to temporary Parkdale capacity restraints). The purchase price of yarn is based upon the cost of cotton plus a fixed conversion cost. Thus, we are subject to the commodity risk of cotton prices and cotton price movements, which could result in unfavorable yarn pricing for us. We fix the cotton prices as a component of the purchase price of yarn with Parkdale, pursuant to the supply agreement, in advance of the shipment of finished yarn from Parkdale. Prices are set according to prevailing prices, as reported by the New York Cotton Exchange, at the time we elect to fix specific cotton prices.
Yarn with respect to which we had fixed cotton prices at December 26, 2009 was valued at $15.9 million, and was scheduled for delivery between January 2010 and June 2010. At December 26, 2009, a 10% decline in the market price of the cotton covered by our fixed price yarn would have had a negative impact of approximately $1.2 million on the value of the yarn. At June 27, 2009, a 10% decline in the market price of the cotton covered by our fixed price yarn would have had a negative impact of approximately $1.6 million on the value of the yarn. The impact of a 10% decline in the market price of the cotton covered by our fixed price yarn would have been greater at June 27, 2009 than at December 26, 2009 due primarily to our decreased commitments at December 26, 2009 as compared to June 27, 2009, partially offset by increased cotton prices as of December 26, 2009.
We may use derivatives, including cotton option contracts, to manage our exposure to movements in commodity prices. We do not designate our cotton option contracts as hedge instruments upon inception. Accordingly, we mark to market changes in the fair market value of the options in cost of sales in the statements of income. We did not own any cotton option contracts on December 26, 2009.
INTEREST RATE SENSITIVITY
Our credit agreement provides that outstanding amounts bear interest at variable rates. If the amount of outstanding indebtedness at December 26, 2009 under the revolving credit facility had been outstanding during the entire three months ended December 26, 2009 and the interest rate on this outstanding indebtedness were increased by 100 basis points, our interest expense would have increased by approximately $0.2 million, or 19.7% of actual interest expense, during the quarter. This compares to what would have been an increase of $0.8 million, or 17.2% of actual interest expense, for fiscal year 2009, or an average of $0.2 million per quarter, based on the outstanding indebtedness at June 27, 2009. Although the dollar amount of the increase is consistent between the second quarter of 2010 and the quarterly average during fiscal year 2009, the higher percentage increase in the second quarter of fiscal year 2010 is due to the actual interest expense in the quarter being lower than the quarterly average interest expense in fiscal year 2009. The actual change in interest expense resulting from a change in interest rates would depend on the magnitude of the increase in rates and the average principal balance outstanding.
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
We have assessed these agreements and concluded that the swap and collar agreements match the exact terms of the underlying debt to which they are related and therefore are considered perfectly-effective hedges. As such, changes in the derivatives’ fair values are deferred and recorded as a component of accumulated other comprehensive loss (“AOCL”) until the underlying transaction is recorded. When the hedged item affects income, gains or losses are reclassified from AOCL to the Consolidated Statements of Income as interest income/expense. Any ineffectiveness in our hedging relationships, of which there currently is none, would be recognized immediately in the Consolidated Statement of Income. The changes in fair value of the interest rate swap and collar agreements resulted in an accumulated other comprehensive loss, net of taxes, of $0.3 million as of December 26, 2009.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 26, 2009 and, based on the evaluation of these controls and procedures, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the evaluation date.
Changes in Internal Control Over Financial Reporting
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated whether any change in our internal control over financial reporting occurred during the second quarter of fiscal year 2010. Based on that evaluation, we have concluded that there has been no change in our internal control over financial reporting during the second quarter of fiscal year 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings
See Note M—Legal Proceedings, which is incorporated herein by reference.

Item 4.	Submission of Matters to a Vote of Security Holders
The following summarizes the votes at the Annual Meeting of our shareholders held on November 12, 2009:

Election of Directors	For	Against
James A. Cochran	7,418,399	31,771
William F. Garrett	7,411,015	39,155
Dr. Elizabeth J. Gatewood	7,419,018	31,152
Robert W. Humphreys	7,419,018	31,152
Dr. Max Lennon	7,414,248	35,922
E. Erwin Maddrey, II	7,408,652	41,518
Buck A. Mickel	7,408,712	41,458
David Peterson	7,419,018	31,152
Robert E. Staton, II	7,419,018	31,152

				Broker
	For	Against	Abstain	Non-Vote

Ratification of the Appointment of Ernst & Young LLP as Independent Registered Public Accounting Firm for Fiscal Year 2010	7,422,232	26,554	1,384	—

Item 6.	Exhibits
Exhibits
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DELTA APPAREL, INC. (Registrant)
February 8, 2010	By:	/s/ Deborah H. Merrill
Date		Deborah H. Merrill
Vice President, Chief Financial Officer and Treasurer