Form 10-Q
period 2010-03-27
DELTA APPAREL INC
filed 2010-05-05
CIK 1101396

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 27, 2010
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
Yes ☑       No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of a “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐       No ☑
As of May 3, 2010, there were outstanding 8,516,293 shares of the registrant’s common stock, par value of $0.01 per share, which is the only class of outstanding common or voting stock of the registrant.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
DELTA APPAREL, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Amounts in thousands, except share and per share data)
(Unaudited)

	March 27,	June 27,
	2010	2009
Assets
Current assets:
Cash	$555	$654
Accounts receivable, net	62,258	57,884
Income taxes receivable	—	1,755
Inventories, net	125,871	125,887
Prepaid expenses and other current assets	3,474	3,387
Deferred income taxes	3,492	3,475

Total current assets	195,650	193,042

Property, plant and equipment, net	36,142	36,480
Goodwill	17,426	16,814
Intangibles, net	8,192	7,114
Other assets	3,312	3,543

Total assets	$260,722	$256,993

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$35,005	$34,103
Accrued expenses	19,465	17,852
Income taxes payable	211	—
Current portion of long-term debt	5,718	5,718

Total current liabilities	60,399	57,673

Long-term debt, less current maturities	77,045	85,936
Deferred income taxes	1,566	1,223
Other liabilities	1,866	16

Total liabilities	140,876	144,848

Stockholders’ equity:
Preferred stock—$0.01 par value, 2,000,000 shares authorized; none issued and outstanding	—	—
Common stock—$0.01 par value, 15,000,000 shares authorized, 9,646,972 shares issued, and 8,516,293 and 8,502,699 shares outstanding as of March 27, 2010 and June 27, 2009, respectively	96	96
Additional paid-in capital	58,947	58,301
Retained earnings	70,284	63,763
Accumulated other comprehensive loss	(143)	(565)
Treasury stock—1,130,679 and 1,144,273 shares as of March 27, 2010 and June 27, 2009, respectively	(9,338)	(9,450)

Total stockholders’ equity	119,846	112,145

Total liabilities and stockholders’ equity	$260,722	$256,993

See accompanying notes to condensed consolidated financial statements.

DELTA APPAREL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(Amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 27,	March 28,	March 27,	March 28,
	2010	2009	2010	2009
Net sales	$107,942	$85,685	$298,224	$250,458
Cost of goods sold	82,739	68,915	227,600	198,327

Gross profit	25,203	16,770	70,624	52,131

Selling, general and administrative expenses	20,345	14,450	59,164	45,850
Other income (expense), net	56	(34)	189	(49)

Operating income	4,914	2,286	11,649	6,232

Interest expense, net	948	1,028	2,805	3,669

Income before provision for income taxes	3,966	1,258	8,844	2,563

Provision for income taxes	1,008	95	2,324	131

Net income	$2,958	$1,163	$6,520	$2,432

Basic earnings per share	$0.35	$0.14	$0.77	$0.29

Diluted earnings per share	$0.34	$0.14	$0.76	$0.29

Weighted average number of shares outstanding	8,516	8,503	8,513	8,501
Dilutive effect of stock options	215	2	65	1

Weighted average number of shares assuming dilution	8,731	8,505	8,578	8,502

See accompanying notes to condensed consolidated financial statements.

DELTA APPAREL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	Nine Months Ended
	March 27,	March 28,
	2010	2009
Operating activities:
Net income	$6,520	$2,432
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,172	5,375
Deferred income taxes	326	(453)
Loss on disposal of property and equipment	56	55
Non-cash stock compensation	1,385	648
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(4,368)	12,310
Inventories	52	(11,723)
Prepaid expenses and other current assets	(87)	(98)
Income taxes receivable	1,966	(1,433)
Other non-current assets	233	25
Accounts payable and accrued expenses	4,013	1,519
Other liabilities	(927)	135

Net cash provided by operating activities	14,341	8,792

Investing activities:
Purchases of property and equipment	(3,855)	(2,681)
Proceeds from sale of property, plant and equipment	6	11
Cash paid for business	(1,700)	(2,592)

Net cash used in investing activities	(5,549)	(5,262)

Financing activities:
Proceeds from long-term debt	296,161	263,165
Repayment of long-term debt	(305,052)	(266,119)

Net cash used in financing activities	(8,891)	(2,954)

Net (decrease) increase in cash	(99)	576

Cash at beginning of period	654	586

Cash at end of period	$555	$1,162

Supplemental cash flow information:
Cash paid for interest	$2,571	$3,781

Cash paid for income taxes, net of refunds	$301	$1,837

Non-cash financing activity—issuance of common stock	$118	$41

See accompanying notes to condensed consolidated financial statements.

DELTA APPAREL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note A—Basis of Presentation
We prepared the accompanying interim condensed consolidated financial statements in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. We believe these condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation. Operating results for the three and nine months ended March 27, 2010 are not necessarily indicative of the results that may be expected for our fiscal year ending July 3, 2010. For more information regarding our results of operations and financial position, refer to the consolidated financial statements and footnotes included in our Form 10-K for our fiscal year ended June 27, 2009, filed with the Securities and Exchange Commission.
“Delta Apparel,” the “Company,” and “we,” “us” and “our” are used interchangeably to refer to Delta Apparel, Inc. together with its wholly-owned subsidiaries, M.J. Soffe, LLC (“Soffe”), Junkfood Clothing Company (“Junkfood”), To The Game, LLC (“To The Game”), Art Gun, LLC (“Art Gun”) and other subsidiaries, as appropriate to the context.
Note B—Accounting Policies
Our accounting policies are consistent with those described in our Summary of Significant Accounting Policies in our Form 10-K for our fiscal year ended June 27, 2009, which was a 52-week year, filed with the Securities and Exchange Commission. We operate on a 52-53 week fiscal year ending on the Saturday closest to June 30. The 2010 fiscal year will be a 53-week year ending on July 3, 2010.
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
In December 2007, the FASB issued Codification No. 805, Business Combinations (“ASC 805”) to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a business combination and its effects. ASC 805 applies to all transactions or other events in which an entity obtains control of one or more businesses, and combinations achieved without the transfer of consideration. ASC 805 is effective for business combinations for the first annual reporting period beginning on or after December 15, 2008. We accounted for the Art Gun, LLC acquisition in accordance with ASC 805 on the acquisition date, December 28, 2009, which is described in Note N – Art Gun Acquisition. ASC 805 will impact our accounting for any future business combinations, but the effect will depend on the circumstances of the particular acquisition.
In February 2009, the FASB issued a position regarding ASC 805, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies. This position requires an asset or liability arising from a contingency in a business combination to be recognized at fair value if fair value can be reasonably determined. If fair value cannot be reasonably determined, then the asset or liability will need to be recognized in accordance with ASC 450, Accounting for Contingencies. The guidelines issued under the position are effective for assets and liabilities arising from contingencies in business combinations for the first annual reporting period beginning on or after December 15, 2008. We accounted for the Art Gun, LLC acquisition in accordance with ASC 805 on the acquisition date, December 28, 2009, which is described in Note N – Art Gun Acquisition. ASC 805 will impact our accounting for any future business combinations, but the effect will depend on the circumstances of the particular acquisition.
In April 2008, the FASB issued a position for Determination of the Useful Life of Intangible Assets under Codification No. 350, Goodwill and Other Intangible Assets (“ASC 350”). The position amends the factors that must be considered in developing renewal or extension assumptions used to determine the useful life over which to amortize the cost of a recognized intangible asset under ASC

350. ASC 305 is effective for fiscal years beginning after December 15, 2008 and the interim periods within those fiscal years. We accounted for the Art Gun, LLC acquisition in accordance with ASC 350 on the acquisition date, December 28, 2009, which is described in Note N – Art Gun Acquisition. ASC 350 will impact our accounting for any future acquisitions of intangible assets, but the effect will depend on the circumstances of the particular acquisition.
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
In June 2009, the FASB issued Accounting Standards Update No. 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (“ASU 2009-17”) as a further clarification to Codification No. 810-10, Consolidation of Variable Interest Entities. ASU 2009-17, upon adoption, requires the use of a qualitative analysis to determine the primary beneficiary of a variable interest entity (“VIE”), amends the guidance for determining if an entity is a VIE and enhances the disclosure requirements regarding an enterprise’s involvement with a VIE. ASU 2009-17 is effective for fiscal years beginning after November 25, 2009. We are currently evaluating the effect that the adoption of ASU 2009-17 will have on our financial position and results of operations, but do not expect that the adoption of ASU 2009-17 will have a material impact on our financial statements.
In January 2010, the FASB issued Accounting Standards Update No. 2010-06, Improving Disclosures about Fair Value Measurements (“ASU 2010-06”), an amendment to ASC Topic 820, Fair Value Measurements and Disclosures. This amendment requires an entity to: disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers, and present separate information for Level 3 activity pertaining to gross purchases, sales, issuances, and settlements. ASU 2010-06 is effective for interim and annual reporting beginning after December 15, 2009. We adopted ASU 2010-06 as of December 27, 2009, and the adoption had no impact on our financial position and results of operations.
In February 2010, the FASB issued Accounting Standards Update No. 2010-09, Amendments to Certain Recognition and Disclosure Requirements (“ASU 2010-09”), an amendment to ASC Topic 855, Subsequent Events. This amendment removed the requirement for an SEC registrant to disclose the date through which subsequent events are evaluated. This guidance was effective immediately and we adopted these new requirements for the period ended March 27, 2010. The adoption of ASU 2010-09 had no impact on our financial position and results of operations.
Note D—Inventories
Inventories, net of reserves, consist of the following (in thousands):

	March 27,	June 27,
	2010	2009
Raw materials	$10,601	$9,626
Work in process	20,441	21,842
Finished goods	94,829	94,419

	$125,871	$125,887

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
The credit facility is secured by a first-priority lien on substantially all of the real and personal property of Delta Apparel, Junkfood, Soffe, To The Game and Art Gun. All loans under the Amended Loan Agreement bear interest at rates based on either an adjusted

LIBOR rate plus an applicable margin or the bank’s prime rate plus an applicable margin. The facility requires installment payments of approximately $0.2 million per month in connection with fixed asset amortization, and these amounts reduce the amount of availability under the facility. Annual facility fees are 0.25% of the amount by which $110 million exceeds the average daily principal balance of the outstanding loans and letters of credit accommodations, and are charged monthly based on the principal balances during the immediately preceding month.
Our credit facility includes the financial covenant that if the amount of availability falls below $10 million, our Fixed Charge Coverage Ratio (as defined in the Amended Loan Agreement) for the preceding 12 month period must not be less than 1.1 to 1.0, and otherwise includes customary conditions to funding, covenants, and events of default. At March 27, 2010, we had $75.0 million outstanding under our credit facility at an average interest rate of 2.8%, and had the ability to borrow an additional $31.5 million. As of March 27, 2010, our Fixed Charge Coverage Ratio was 3.7 for the preceding 12 months, thus exceeding the 1.1 requirement allowing access to, if needed, the total amount of availability provided for under the Amended Loan Agreement. We expect to continue to meet the Fixed Charge Coverage Ratio for fiscal year 2010.
Our credit facility contains limitations on, or prohibitions of, cash dividends. We are allowed to make cash dividends in amounts such that the aggregate amount paid to shareholders since May 16, 2000 does not exceed twenty-five percent (25%) of our cumulative net income calculated from May 16, 2000 to the date of determination. At March 27, 2010, there was $13.3 million of retained earnings free of restrictions for the payment of dividends.
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
In the fourth quarter of fiscal year 2007, we entered into a loan agreement with Banco Ficohsa, a Honduran bank, for our capital expansion in Honduras. This loan is secured by a first-priority lien on the assets of our Honduran operations. During the first quarter of fiscal year 2009, the loan was amended to a fixed interest rate of 6% through June 2010, at which time the interest rate increases to 6.5% for the remainder of the term. The loan is payable monthly, has a five-year term and is denominated in U.S. dollars. At March 27, 2010, we had $7.8 million outstanding on this loan.
Note F—Selling, General and Administrative Expense
We include in selling, general and administrative expenses, costs incurred subsequent to the receipt of finished goods at our distribution facilities, such as the cost of stocking, warehousing, picking and shipping goods for delivery to our customers. In the third quarter of fiscal years 2010 and 2009, these distribution costs, which were included in selling, general and administrative expenses, totaled $3.5 million and $3.4 million, respectively. Distribution costs included in selling, general and administrative expenses for the first nine months of fiscal years 2010 and 2009 were $10.0 million and $10.3 million, respectively. Selling, general and administrative expenses also include costs related to sales associates, administrative personnel cost, advertising and marketing expenses, royalty payments on licensed products and other general and administrative expenses.
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
Delta Apparel Stock Option Plan (“Option Plan”)
We expensed $0.1 million in each of the third quarters of fiscal year 2010 and 2009 in connection with our Option Plan. During the first nine months of fiscal years 2010 and 2009, we expensed $0.2 million and $0.6 million, respectively. As of March 27, 2010, there was $0.5 million of total unrecognized compensation cost related to non-vested stock options under the Option Plan. This cost is expected to be recognized over a period of 2.25 years. Stock compensation expense is included in the cost of sales and selling, general and administrative expense line items of our statements of income on a straight-line basis over the vesting periods of each grant.
Delta Apparel Incentive Stock Award Plan (“Award Plan”)
For the third quarter of fiscal years 2010 and 2009, we expensed $0.6 million and $20 thousand, respectively, in connection with our Award Plan. During the first nine months of fiscal years 2010 and 2009, we expensed $1.2 million and $26 thousand, respectively. Stock compensation expense is included in the cost of sales and selling, general and administrative expense line items of our statements of income over the vesting periods.

Note H—Purchase Contracts
We have entered into agreements, and have fixed prices, to purchase natural gas, yarn and finished fabric for use in our manufacturing operations. In addition, we have contracts to purchase finished apparel and headwear products. At March 27, 2010, minimum payments under these non-cancelable contracts were as follows (in thousands):

Natural gas	$426
Yarn	31,671
Finished fabric	350
Finished apparel and headwear products	11,455

$43,902

Note I—Segment Reporting
We operate our business in two distinct segments: activewear and retail-ready. Although the two segments are similar in their production processes and regulatory environment, they are distinct in their economic characteristics, products and distribution methods.
The activewear segment is comprised of our business units primarily focused on garment styles that are characterized by low fashion risk and includes our Delta and FunTees businesses. We market, distribute and manufacture unembellished knit apparel under the following labels: “Delta Pro Weight®”, “Delta Magnum Weight™”, “Quail Hollow™”, “Healthknit™”, “QH”, and “Fun Tees”. The products are typically sold to screen printing companies. Primarily within our FunTees operations, we manufacture unembellished and embellished private label custom apparel products to major branded sportswear companies, retailers and corporate industry programs.
The retail-ready segment is comprised of our business units primarily focused on more specialized apparel garments and headwear to meet consumer preferences and fashion trends and includes our Soffe, Junkfood, To The Game and Art Gun businesses. These branded embellished and unembellished products are sold through specialty and boutique stores, high-end and mid-tier retail chains, sporting goods stores, college bookstores and to the U.S. military. Our products in this segment are marketed under the primary brands of “Soffe®”, “Intensity Athletics®”, “Junk Food®”, and “The Game®”, as well as other labels. To The Game and Art Gun have been included in the retail-ready segment since their acquisition on March 29, 2009 and December 28, 2009, respectively.
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
Information about our operations as of and for the three and nine month periods ended March 27, 2010 and March 28, 2009, by operating segment, is as follows (in thousands):

	Activewear	Retail-Ready	Consolidated
Three months ended March 27, 2010:
Net sales	$61,685	$46,257	$107,942
Segment operating income	1,368	3,546	4,914
Segment assets	140,291	120,431	260,722
Purchases of property, plant and equipment	1,092	577	1,669

Three months ended March 28, 2009:
Net sales	$53,313	$32,372	$85,685
Segment operating (loss) income	(543)	2,829	2,286
Segment assets	148,363	112,855	261,218
Purchases of property, plant and equipment	345	370	715

	Activewear	Retail-Ready	Consolidated
Nine months ended March 27, 2010:
Net sales	$154,209	$144,015	$298,224
Segment operating (loss) income	(355)	12,004	11,649
Purchases of property, plant and equipment	2,503	1,352	3,855

Nine months ended March 28, 2009:
Net sales	$144,271	$106,187	$250,458
Segment operating (loss) income	(4,919)	11,151	6,232
Purchases of property, plant and equipment	959	1,722	2,681

The following table reconciles the segment operating income to the consolidated income before income taxes (in thousands).

	Three Months Ended		Nine Months Ended
	March 27,	March 28,	March 27,	March 28,
	2010	2009	2010	2009
Segment operating income	$4,914	$2,286	$11,649	$6,232
Unallocated interest expense	948	1,028	2,805	3,669

Consolidated income before taxes	$3,966	$1,258	$8,844	$2,563

Note J—Income Taxes
Our effective income tax rate for the three months ended March 27, 2010 increased to 25.4% compared to 7.6% for the same period of the prior year. Our effective income tax rate for the nine month period ended March 27, 2010 increased to 26.3% compared to 5.1% for the same period of the prior year. The primary driver for the increase in fiscal year 2010 is due to the percentage of earnings in domestic taxable, foreign taxable and tax-free locations relative to the total pre-tax income in a given period. Profits that are permanently reinvested in the tax-free zone of Honduras are relatively fixed since this amount is based on cost-plus determination based on our production output. Therefore, our effective tax rate has increased during the current fiscal year because our U.S. profits have increased while our Honduran tax-free profits have remained relatively constant. The higher effective tax rate compared to the prior year third quarter negatively impacted our earnings by $0.08 per share and is expected to have a further negative impact on our earnings per share in the fourth quarter compared to the prior year. We expect our overall effective tax rate to be in the range of 26% to 27% for fiscal year 2010 compared with 13.1% in fiscal year 2009.
As of March 27, 2010, we had a deferred tax asset related to charitable contributions carryforwards for federal income tax purposes. Based on our projected earnings for fiscal year 2010 and the remaining years until the carryforwards expire, we now believe that the deferred tax asset related to these charitable contributions will be realized and no valuation allowance is necessary. As such, during the quarter ended March 27, 2010, we reversed the remaining valuation allowance on the charitable contribution carryfowards.
We file income tax returns in the U.S. federal jurisdiction and various state, local and foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state, local or non-U.S. income tax examinations by tax authorities for our tax years before 2006. However, net operating loss carryforwards remain subject to examination to the extent they are carried forward and impact a year that is open to examination by tax authorities.
Note K—Factored Receivables
During the first quarter of fiscal year 2010, we terminated our factoring agreement under which we previously assigned a portion of our trade accounts receivable relating to our Junkfood business. Prior to the termination, we accounted for our factoring agreement as a sale in accordance with FASB Codification No. 860, Transfers and Servicing. The assignment of these receivables was without recourse, provided that the customer orders were approved by the factor prior to shipment of the goods, up to a maximum for each individual account. The agreement did not include provisions for advances from the factor against the assigned receivables. The factor funded the accounts receivable upon collection, or, exclusive of disputed claims, 90 days after the due date. The amount due from the factor was included in our accounts receivable on our balance sheet and changes in the amount due from factor were included in our cash flow from operations. At March 27, 2010, our accounts receivable less allowances was $62.3 million, comprised of $65.9 million in unfactored accounts receivable and $3.6 million in allowances. At June 27, 2009, our accounts receivable less allowances was $55.9 million, comprised of $57.3 million in unfactored accounts receivable, $1.6 million due from factor, and $3.0 million in allowances.

Note L—Derivatives
We use interest rate swap and collar agreements to manage our interest rate exposure and reduce the impact of future interest rate changes. We do not use these financial instruments for trading or speculative purposes. The following table includes information regarding our interest rate swap and collar agreements as of March 27, 2010:

		Notional
	Effective Date	Amount	LIBOR Rate	Maturity Date
Collar Agreement	April 2, 2007	$15 million	4.33% - 5.50%	April 1, 2010
Interest Rate Swap	April 2, 2007	$15 million	5.06%	April 1, 2010
Interest Rate Swap	April 1, 2009	$15 million	1.57%	April 1, 2011
Interest Rate Swap	March 1, 2010	$15 million	1.11%	September 1, 2011
We account for derivatives under Codification No. 815, Derivatives and Hedging (“ASC 815”). ASC 815 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and hedging activities. It requires the recognition of all derivative instruments as either assets or liabilities in the Consolidated Balance Sheets and measurement of those instruments at fair value. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value. The fair value of the interest rate swap and collar agreements was derived from discounted cash flow analyses based on the terms of the contract and the forward interest rate curve adjusted for our credit risk, which is considered a level two input based on the fair value hierarchy. As of March 27, 2010, the fair value of the liability for the interest rate swap and collar agreements was $0.2 million. We have assessed these agreements and concluded that the swap and collar agreements match the exact terms of the underlying debt to which they are related and therefore are considered perfectly-effective hedges. Therefore, changes in the derivatives’ fair values are deferred and recorded as a component of accumulated other comprehensive loss. The changes in fair value of the interest rate swap and collar agreements resulted in an accumulated other comprehensive loss, net of taxes, of $0.1 million as of March 27, 2010.
The following table summarizes the fair value of our derivatives and its presentation in the consolidated balance sheets as of March 27, 2010 and June 27, 2009 (in thousands).

	March 27,	June 27,
	2010	2009
Accrued expenses	$4	$902
Other liabilities	228	16
Deferred tax liabilities	(89)	(353)

Accumulated other comprehensive loss	$143	$565

The change in fair value recognized in accumulated other comprehensive loss represented a gain, net of taxes, of $0.4 million for the nine months ended March 27, 2010. For the nine months ended March 28, 2009, the change in fair value recognized in accumulated other comprehensive loss was a loss, net of taxes, of $0.2 million.
Note M—Legal Proceedings
At times we are party to various legal claims, actions and complaints. We believe that, as a result of legal defenses, insurance arrangements, and indemnification provisions with parties believed to be financially capable, such actions should not have a material effect on our operations, financial condition, or liquidity.
Note N—Art Gun Acquisition
On December 28, 2009, through our wholly-owned subsidiary, Art Gun, LLC, (“Art Gun”) we acquired substantially all of the net assets of Art Gun Technologies, LLC (“Art Gun Acquisition”). Through its innovative technology, Art Gun provides shoppers the ability to choose a basic garment and design a unique graphic to create a one-of-a-kind customized product.
We purchased the associated accounts receivable, inventory, fixed assets and intangibles of the business, and assumed certain liabilities. The aggregate consideration for the Art Gun Acquisition included $1 million paid in cash at closing, which was financed through our asset-based secured revolving credit facility. Additional amounts are due to the Art Gun sellers if performance targets are met by Art Gun during each of the fiscal years beginning on July 4, 2010 and ending on July 1, 2017.
The results of Art Gun’s operations have been included in the consolidated financial statements since the acquisition date. The Consolidated Balance Sheet reflects the initial purchase price allocation of the assets acquired and the liabilities assumed. We are currently in the process of finalizing the valuations of the assets acquired and liabilities assumed and thus the initial allocation of the purchase price is subject to change until the allocation is finalized upon refinement of certain preliminary estimates. The Art Gun

Acquisition is being accounted for pursuant to ASC 805 with the purchase price, including contingent consideration, allocated based upon fair value. We have identified certain intangible assets associated with the Art Gun business, including the technology, non-compete agreements and goodwill. Based on our preliminary allocation, we believe the majority of the intangible assets have definite lives. We are currently in the process of finalizing the fair value of the contingent consideration and intangible assets and thus the initial allocation of the purchase price is preliminary and subject to change.
Note O—Subsequent Events
In accordance with FASB ASC 855, Subsequent Events, we have evaluated and did not identify any subsequent events through the date the financial statements were filed.

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
BUSINESS OUTLOOK
Our third quarter revenue increased 26.0% to a record $107.9 million compared to $85.7 million in the prior year quarter. The $22.2 million sales expansion was driven by organic growth of 16.5% and the net sales contributed by our headwear business that we acquired in the fourth quarter of fiscal 2009. Each of our business segments experienced sales growth during the third quarter and the manufacturing cost improvements achieved during the first half of fiscal year 2010 continued during the quarter. Net income was $3.0 million, or $0.34 per diluted share, a 143% increase from the $0.14 per share earnings in the prior year third quarter.
At the beginning of the fiscal year, we outlined four major objectives for fiscal year 2010. Our first objective was to leverage our current business strengths. We believe our efforts to utilize our manufacturing capabilities across all divisions in addition to leveraging our license agreements and business relationships is the main component of the 11.2% organic sales growth achieved during the first nine months of fiscal year 2010. This growth comes on top of the 15.6% sales growth achieved during the first nine months of fiscal year 2009.
Our second objective was to improve the profitability of our activewear segment. The activewear segment, which includes the Delta catalog and FunTees businesses, returned to profitability in the third quarter with operating profits of $1.4 million, a $1.9 million increase from the prior year third quarter. We believe our improved marketing strategy for our catalog business, along with our speed to market initiatives, are the drivers behind these improved results. We expect the activewear segment will also be profitable in the fourth quarter and for the full fiscal year. While expanding our revenues by 15.7% in the third quarter of fiscal year 2010 compared to fiscal year 2009, we reduced our inventories and ran our current manufacturing facilities at full capacity. We have additional equipment on order to expand the capacity of Ceiba Textiles by approximately 15%, allowing us to further leverage the fixed costs from this facility. We expect this equipment will be running in the first half of fiscal year 2011.

Our third objective was to consolidate and upgrade our business systems. During the first nine months of fiscal year 2010 we invested significant amounts of time and money expanding our primary manufacturing platform in our activewear segment, completing a major enterprise conversion at our Soffe business unit, expanding our warehouse management systems, and upgrading our e-commerce sites. We expect these investments in business systems will allow us to continue to improve our operational efficiencies and lower our costs in the future.
Our final objective was to improve our management of inventory and increase our inventory turns. As a result of our speed to market initiatives, better product lifestyle management, utilization of new production planning systems and taking quicker action on slow moving items, we lowered our investment in inventory by $10.6 million compared to the prior year March. This was accomplished while growing our revenues and having higher priced raw materials in inventory. We will continue our ongoing initiatives to further improve our inventory turns and lower our inventory levels where appropriate.
Throughout fiscal year 2010 we have been successful in growing market share and improving our profitability, despite less than ideal conditions. We believe that demand for our products remains strong and that consumer spending on apparel is improving. While there is still uncertainty and risk regarding the recovery of the general economy, we believe we are well positioned for continued sales growth and earnings expansion, ending fiscal year 2010 with another year of record revenue and solid earnings.
EARNINGS GUIDANCE
On March 2, 2010, we raised our guidance for the 2010 fiscal year ending July 3, 2010, expecting net sales in the range of $395 to $400 million and earnings of $1.20 to $1.30 per diluted share. Based on stronger than anticipated third quarter sales, on April 23, 2010, we raised our expectations for net sales to be in the range of $400 million to $405 million and reiterated our expectations for earnings to be in the range of $1.20 to $1.30 per diluted share for the 2010 fiscal year. This compares to fiscal year 2009 net sales of $355.2 million and earnings of $0.76 per diluted share in fiscal year 2009.
While we remain concerned about the U.S. economy, we believe we have taken into consideration the recent appreciation in raw material prices along with the heightened risks associated with the current economic climate in setting our revenue and earnings estimates for the year. Significant deterioration in the economy could, however, negatively impact our ability to achieve our expectations.
RESULTS OF OPERATIONS
Net sales for the third quarter of fiscal year 2010 increased by $22.2 million to $107.9 million, an increase of 26.0% from the third quarter of the prior year. The $22.2 million sales expansion was driven by organic growth of 16.5% and the net sales from our headwear business that we acquired during the fourth quarter of fiscal year 2009. Amidst a challenging consumer environment, each of our business segments achieved organic growth during the third quarter of fiscal year 2010.
The activewear segment, which is comprised of the Delta and FunTees businesses, reported sales of $61.7 million for the three months ended March 27, 2010, an increase of 15.7% over the prior year third quarter sales of $53.3 million. Sales within the Delta catalog business increased by 36.6% due to a 31.9% increase in units shipped combined with an increase in average selling prices of 3.6%. FunTees sales decreased 15.3% compared to the prior year quarter driven by lower volumes offset partially by higher prices. The lower volumes in the private-label FunTees business primarily resulted from the contraction in some of our customers’ businesses.
The retail-ready segment, which is comprised of the Soffe, Junkfood, To The Game, and Art Gun businesses, reported sales of $46.2 million for the three months ended March 27, 2010, an increase of 42.9% over the prior year third quarter sales of $32.4 million. Both the Junkfood and Soffe businesses achieved sales growth in the third quarter, driving 17.9% organic sales growth in the retail-ready segment. Revenue at Junkfood drove the increase with almost 70% sales growth over the prior year third quarter. During the quarter, retailers appeared to be stocking with expectations of a stronger spring selling season than in the prior year. Based on information we receive, the sell-through of our products at retail is strong. However, replenishments in the fourth quarter will depend on overall consumer spending for apparel and how retailers manage their inventory through the season.
Our net sales for the first nine months of fiscal year 2010 grew 19.1% to $298.2 million, an increase of $47.8 million over the same period of fiscal year 2009. Both the activewear and retail-ready segments contributed to the growth with sales increases of $9.9 million and $37.8 million, respectively. The sales increase is due to organic growth of 11.2% in addition to the sales from our businesses that have been owned for less than one year.
On a consolidated basis, our gross margins increased 370 basis points to 23.3% from 19.6% in the third quarter of the prior year. Gross margins improved in both segments compared to the prior year third quarter, with the activewear segment improving 350 basis points and the retail-ready segment improving 50 basis points. The improvements resulted from higher average selling prices, effective merchandising strategies and improved manufacturing performance. The gross margins in both business segments improved in the third quarter from the first half of fiscal year 2010. However, the higher mix of activewear segment sales in the third quarter lowered the overall gross margins by 60 basis points from the 23.9% gross margin in the first half of fiscal year 2010.
Gross margins for the first nine months of fiscal year 2010 were 23.7%, a 290 basis point increase over the first nine months of fiscal year 2009. Improved manufacturing performance and more effective merchandising within the activewear segment drove the gross margin improvement. Our gross margins may not be comparable to other companies, since some companies include costs related to their distribution network in cost of goods sold and we exclude a portion of those costs from gross margin and instead include them in selling, general and administrative expenses.
Selling, general and administrative expenses, including the provision for bad debts, for the third quarter of fiscal year 2010 were $20.3 million, or 18.8% of sales, compared to $14.5 million, or 16.9% of sales, for the same period in the prior year. The higher mix of retail-ready sales in the third quarter compared to the prior year quarter drove a 110 basis point increase in selling, general and administrative costs, primarily due to the royalty expenses associated with the sale of licensed products. The remainder of the increase was primarily driven by higher compensation expense from the improved financial performance and increased stock price during the quarter compared to the prior year. This was partially offset by the overall leveraging of selling, general and administrative costs as we grew our sales without increasing certain incremental expenses. For the first nine months of fiscal year 2010, our selling, general and administrative expenses were $59.2 million, or 19.8% of sales compared to $45.9 million, or 18.3% of sales, for the first nine months of fiscal year 2009.
Operating income for the third quarter of fiscal year 2010 was $4.9 million, an increase of $2.6 million from the third quarter of the prior year. For the first nine months of fiscal year 2010 operating income was $11.6 million, a $5.4 million increase over the operating income of $6.2 million during the same period of fiscal year 2009.
Net interest expense for the third quarter of fiscal year 2010 was $0.9 million, a reduction of $0.1 million compared to the third quarter of fiscal year 2009. For the first nine months of fiscal year 2010 net interest expense declined by $0.9 million to $2.8 million compared to the first nine months of fiscal year 2009. The decrease in net interest expense was due to lower debt levels and lower average interest rates.
Our effective income tax rate for the three months ended March 27, 2010 increased to 25.4% compared to 7.6% for the same period of the prior year. Our effective income tax rate for the nine month period ended March 27, 2010 increased to 26.3% compared to 5.1% for the same period of the prior year. The primary driver for the increase in fiscal year 2010 is due to the percentage of earnings in domestic taxable, foreign taxable and tax-free locations relative to the total pre-tax income in a given period. Profits that are permanently reinvested in the tax-free zone of Honduras are relatively fixed since this amount is based on cost-plus determination based on our production output. Therefore, our effective tax rate has increased during the current fiscal year because our U.S. profits have increased while our Honduran tax-free profits have remained relatively constant. The higher effective tax rate compared to the prior year third quarter negatively impacted our earnings by $0.08 per share and is expected to have a further negative impact on our earnings per share in the fourth quarter compared to the prior year. We expect our overall effective tax rate to be in the range of 26% to 27% for fiscal year 2010 compared with 13.1% in fiscal year 2009. As of March 27, 2010, we had a deferred tax asset related to charitable contributions carryforwards for federal income tax purposes. Based on our projected earnings for fiscal year 2010 and the remaining years until the carryforwards expire, we now believe that the deferred tax asset related to these charitable contributions will be realized and no valuation allowance is necessary. As such, during the quarter ended March 27, 2010, we reversed the remaining valuation allowance on the charitable contribution carryfowards.
Accounts receivable as of March 27, 2010 was $62.3 million, an increase of $4.4 million from June 27, 2009. The increase in accounts receivable from the prior year end was primarily due to higher sales during the third quarter of fiscal year 2010 combined with a slight increase in the days sales outstanding, from 52 days at June 27, 2009 to 53 days as of March 27, 2010. Accounts receivable as of March 27, 2010 also increased by $12.5 million compared to $49.7 million as of March 27, 2009 primarily due to the sales growth achieved in the third quarter of fiscal year 2010.
Inventories as of March 27, 2010 were consistent with those at June 27, 2009 at $125.9 million. Inventories decreased $10.6 million from the prior year March as we better managed our inventory levels and improved our inventory turns through better processing and new business systems.
Capital expenditures in the third quarter of fiscal year 2010 were $1.7 million compared, to $0.7 million in the third quarter of the prior year. Capital expenditures for the first nine months of fiscal year 2010 were $3.9 million compared to $2.7 million in expenditures for the first nine months of fiscal year 2009. Expenditures for the first nine months of fiscal years 2010 and 2009 were primarily for continued improvements in our information technology in our retail-ready segment and capital expenditures intended to lower costs in our manufacturing facilities in our activewear segment. Total capital expenditures are expected to be approximately $5 to $6 million in fiscal year 2010.

LIQUIDITY AND CAPITAL RESOURCES
Our primary cash needs are for working capital and capital expenditures. In addition, in the future we may use cash to fund share repurchases under our Stock Repurchase Program or to pay dividends. Refer to Note E—Debt and Note L—Derivatives for additional discussion regarding our external liquidity resources.
Operating Cash Flows
Net cash provided by operating activities for the first nine months of fiscal years 2010 and 2009 were $14.3 million and $8.8 million, respectively. Our cash flows from operating activities result from our net income adjusted for the effects of non-cash items and changes in our working capital. We monitor changes in working capital by analyzing our investment in accounts receivable and inventories, and by managing our accounts payable. During the first nine months of fiscal year 2010, our net cash provided by operating activities was primarily from improved profitability adjusted for non-cash items and an increase in accounts payable and income taxes payable, partially offset by an increase in accounts receivable. The cash provided by operating activities during the first nine months of fiscal year 2009 was primarily from an increase in net income adjusted for the impact of non-cash items and collection of accounts receivable, partially offset by increased inventory levels and payments of income taxes.
Investing Cash Flows
Capital expenditures for the first nine months of fiscal year 2010 were $3.9 million compared to $2.7 million for the first nine months of the prior year. Expenditures for the first nine months of fiscal years 2010 and 2009 were primarily for continued improvements in our information technology in our retail-ready segment and capital expenditures intended to lower costs in our manufacturing facilities which supports both our activewear and retail-ready segments. During the third quarter of fiscal year 2010, we completed the acquisition of Art Gun Technologies, LLC through our wholly-owned subsidiary, Art Gun, LLC for $1.0 million. During the first quarter of fiscal year 2010, we also made a final payment of $0.7 million in connection with the acquisition of To The Game, LLC. During the first quarter of fiscal year 2009, we paid an earnout payment of $2.6 million to the former Junkfood shareholders based on the performance of Junkfood for the fiscal year ended June 28, 2008.
Financing Activities
For the first nine months of fiscal years 2010 and 2009, our financing activities used cash of $8.9 million and $3.0 million, respectively, as we used the cash provided from our operating activities, net of our investing activities, to reduce our debt outstanding under our revolving credit facility and to make principal payments on our loan with Banco Ficohsa.
Based on our expectations, we believe that our $110 million credit facility, along with the cash flow generated by our operations, should be sufficient to service our debt payment requirements, to satisfy our day-to-day working capital needs, and to fund our planned capital expenditures. Any material deterioration in our results of operations, however, could cause our borrowing availability under the facility to be insufficient for our needs, or could result in our losing the ability to borrow and to issue letters of credit under our credit facility.
Purchases by Delta Apparel of its Own Shares
Our Board of Directors has authorized the Company’s management to use up to $15 million to repurchase Delta Apparel stock in open market transactions under our Stock Repurchase Program. We did not purchase any shares of our common stock during the nine months ended March 27, 2010. Since the inception of the Stock Repurchase Program, we have purchased 1,024,771 shares of our common stock pursuant to the program for an aggregate of $9.1 million. As of March 27, 2010, $5.9 million remained available for future purchases under our Stock Repurchase Program.
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
We incur capital and other expenditures annually to achieve compliance with environmental standards. Generally, the environmental rules applicable to our business are becoming increasingly stringent; however, we do not expect the amount of these expenditures will have a material adverse affect on our operations, financial condition or liquidity. There can be no assurance, however, that future changes in federal, state, or local regulations, interpretations of existing regulations or the discovery of currently unknown problems or conditions will not require substantial additional expenditures. Similarly, the extent of our liability, if any, for past failures to comply with laws, regulations and permits applicable to our operations cannot be determined, though we are not aware of any such past violations except as described in our previous filings with the Securities and Exchange Commission.

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
Yarn with respect to which we had fixed cotton prices at March 27, 2010 was valued at $31.7 million, and was scheduled for delivery between April 2010 and December 2010. At March 27, 2010, a 10% decline in the market price of the cotton covered by our fixed price yarn would have had a negative impact of approximately $2.4 million on the value of the yarn. At June 27, 2009, a 10% decline in the market price of the cotton covered by our fixed price yarn would have had a negative impact of approximately $1.6 million on the value of the yarn. The impact of a 10% decline in the market price of the cotton covered by our fixed price yarn would have been greater at March 27, 2010 than at June 27, 2009 due primarily to our increased commitments at March 27, 2010 as compared to June 27, 2009, as well as due to the higher priced cotton as of March 27, 2010 compared to June 27, 2009.
We may use derivatives, including cotton option contracts, to manage our exposure to movements in commodity prices. We do not designate our cotton option contracts as hedge instruments upon inception. Accordingly, we mark to market changes in the fair market value of the options in cost of sales in the statements of income. We did not own any cotton option contracts on March 27, 2010.
INTEREST RATE SENSITIVITY
Our credit agreement provides that outstanding amounts bear interest at variable rates. If the amount of outstanding indebtedness at March 27, 2010 under the revolving credit facility had been outstanding during the entire three months ended March 27, 2010 and the interest rate on this outstanding indebtedness were increased by 100 basis points, our interest expense would have increased by approximately $0.2 million, or 19.8% of actual interest expense, during the quarter. This compares to what would have been an increase of $0.8 million, or 17.2% of actual interest expense, for fiscal year 2009, or an average of $0.2 million per quarter, based on the outstanding indebtedness at June 27, 2009. Although the dollar amount of the increase is consistent between the third quarter of 2010 and the quarterly average during fiscal year 2009, the higher percentage increase in the third quarter of fiscal year 2010 is due to the actual interest expense in the quarter being lower than the quarterly average interest expense in fiscal year 2009. The actual change in interest expense resulting from a change in interest rates would depend on the magnitude of the increase in rates and the average principal balance outstanding.

Derivatives
We use interest rate swap and collar agreements to manage our interest rate exposure and reduce the impact of future interest rate changes as described in Note L – Derivatives.
Changes in the derivatives’ fair values are deferred and recorded as a component of accumulated other comprehensive loss (“AOCL”) until the underlying transaction is recorded. When the hedged item affects income, gains or losses are reclassified from AOCL to the Consolidated Statements of Income as interest income/expense. Any ineffectiveness in our hedging relationships, of which there currently is none, would be recognized immediately in the Consolidated Statement of Income. The changes in fair value of the interest rate swap and collar agreements resulted in an accumulated other comprehensive loss, net of taxes, of $0.1 million as of March 27, 2010.

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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 27, 2010 and, based on the evaluation of these controls and procedures, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the evaluation date.
Changes in Internal Control Over Financial Reporting
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated whether any change in our internal control over financial reporting occurred during the third quarter of fiscal year 2010. Based on that evaluation, excluding Art Gun, LLC, we have concluded that there has been no change in our internal control over financial reporting during the third quarter of fiscal year 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We are currently evaluating the internal control over financial reporting for the operations of Art Gun, LLC, which was acquired on December 28, 2009.
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

DELTA APPAREL, INC. (Registrant)
Date May 5, 2010	By:	/s/ Deborah H. Merrill
Deborah H. Merrill
Vice President, Chief Financial Officer and Treasurer