Form 10-K
period 2010-07-03
DELTA APPAREL, INC
filed 2010-09-01
CIK 1101396

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Fiscal Year Ended July 3, 2010

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
As of December 27, 2009, the aggregate market share of the registrant’s voting stock held by non-affiliates of the registrant (based on the last sale price for such shares as quoted by the NYSE Amex) was approximately $68.1 million.
The number of outstanding shares of the registrant’s Common Stock as of August 28, 2010 was 8,520,960.
DOCUMENTS INCORPORATED BY REFERENCE:
Certain information required in Part III of this Form 10-K shall be incorporated from the registrant’s definitive Proxy Statement to be filed pursuant to Regulation 14A for the registrant’s 2010 Annual Meeting of Shareholders currently scheduled to be held on November 11, 2010.

Cautionary Note Regarding Forward Looking Statements
The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by or on behalf of the Company. We may from time to time make written or oral statements that are “forward-looking,” including statements contained in this report and other filings with the Securities and Exchange Commission (the “SEC”), in our press releases, in oral statements, and in other reports to our shareholders. All statements, other than statements of historical fact, which address activities, events or developments that we expect or anticipate will or may occur in the future are forward-looking statements. The words “estimate”, “project”, “forecast”, “anticipate”, “expect”, “intend”, “believe” and similar expressions, and discussions of strategy or intentions, are intended to identify forward-looking statements.
The forward-looking statements in this Annual Report are based on our expectations and are necessarily dependent upon assumptions, estimates and data that we believe are reasonable and accurate but may be incorrect, incomplete or imprecise. Forward-looking statements are also subject to a number of business risks and uncertainties, any of which could cause actual results to differ materially from those set forth in or implied by the forward-looking statements. The risks and uncertainties include, among others:
•	the general U.S. and international economic conditions, including market conditions;

•	the ability to grow, achieve synergies and realize the expected profitability of recent acquisitions;

•	changes in consumer confidence, consumer spending, and demand for apparel products;

•	the ability of our brands and products to meet consumer preferences within the prevailing retail environment;

•	the financial difficulties encountered by our customers and higher credit risk exposure;

•	the ability to obtain and renew our significant license agreements;

•	the competitive conditions in the apparel and textile industries;

•	changes in environmental, tax, trade, employment and other laws and regulations;

•	any restrictions to our ability to borrow capital or obtain financing;

•	the uncertainty of raw material, transportation and energy prices;

•	changes in our information systems related to our business operations;

•	any significant interruptions with our distribution network;

•	changes in the economic, political and social stability at our offshore locations; and

•	the relative strength of the United States dollar as against other currencies.
A detailed discussion of significant risk factors that have the potential to cause actual results to differ materially from our expectations is described in Part 1 under the heading of “Risk Factors.” Accordingly, any forward-looking statements do not purport to be predictions of future events or circumstances and may not be realized. We do not undertake publicly to update or revise the forward-looking statements even if it becomes clear that any projected results will not be realized.
PART I
ITEM 1. BUSINESS
“Delta Apparel”, the “Company”, “we”, “us” and “our” are used interchangeably to refer to Delta Apparel, Inc. together with our domestic wholly-owned subsidiaries, including M.J. Soffe, LLC (“Soffe”), Junkfood Clothing Company (“Junkfood”), To The Game, LLC (“To The Game”), Art Gun, LLC (“Art Gun”), and other international subsidiaries, as appropriate to the context.
We were incorporated in Georgia in 1999 and our headquarters is located at 322 South Main Street, Greenville, SC 29601 (telephone number: 864-232-5200). Our common stock trades on the NYSE Amex under the symbol “DLA”.
We operate on a 52-53 week fiscal year ending on the Saturday closest to June 30. The 2010 fiscal year was a 53-week year and ended on July 3, 2010. The 2009 and 2008 fiscal years were 52-week years and ended on June 27, 2009 and June 28, 2008, respectively.

OVERVIEW
Delta Apparel is an international design, marketing, manufacturing and sourcing company that features a diverse portfolio of high quality branded and private label activewear apparel and headwear. We specialize in selling a variety of casual and athletic products through most distribution channels for these types of goods. Our products are sold to specialty and boutique shops, upscale and traditional department stores, mid-tier retailers, sporting goods stores, screen printers, and private label accounts. In addition, we sell certain products to college bookstores and to the U.S. military. Our products are also available direct to consumers on our websites at www.soffe.com, www.junkfoodclothing.com and www.deltaapparel.com. Additional products can be viewed at www.2thegame.com and www.thecottonexchange.com. We believe this diversified distribution allows us to capitalize on our strengths to provide casual activewear and headwear to consumers purchasing from all types of retailers.
We design and internally manufacture the majority of our products which allows us to provide our customers with consistent, high quality products. One of our strengths is the speed in which we can reach the market from design to delivery. We have manufacturing operations located in the United States, El Salvador, Honduras, and Mexico, and use domestic and foreign contractors as additional sources of production. Our distribution facilities are strategically located throughout the United States to better serve our customers with same-day shipping on our catalog products and weekly replenishments for retailers.
ACQUISITIONS
We have become a diversified branded apparel company through the seven acquisitions we have completed since October 2003. These acquisitions have added brands and licenses, expanded our product offerings and broadened our distribution channels and customer base.

Business	Date of Acquisition	Business Segment
The Cotton Exchange	July 12, 2010	Retail-Ready
Art Gun	December 28, 2009	Retail-Ready
To The Game	March 29, 2009	Retail-Ready
FunTees	October 2, 2006	Activewear
Intensity Athletics	October 3, 2005	Retail-Ready
Junkfood Clothing	August 22, 2005	Retail-Ready
M.J. Soffe	October 3, 2003	Retail- Ready
The Cotton Exchange Acquisition
On June 11, 2010, we formed a new North Carolina limited liability company, TCX, LLC (“TCX”), as a wholly-owned subsidiary of M.J. Soffe, LLC. Pursuant to an Asset Purchase Agreement dated July 5, 2010, TCX acquired substantially all of the net assets HPM Apparel, Inc. d/b/a The Cotton Exchange, including accounts receivable, inventory, and fixed assets, and assumed certain liabilities. At closing, we paid $9.0 million in cash which was financed under our existing revolving credit facility. The purchase prices is subject to a post-closing adjustment based on the actual working capital purchased, which we expect to finalize in the first quarter of fiscal year 2011. No goodwill or intangibles are expected to be recorded on our financial statements in connection with this acquisition.
The Cotton Exchange designs and markets decorated casual apparel to college bookstores, the U.S. military and other retail accounts. The Cotton Exchange will continue to be headquartered in Wendell, North Carolina and we expect that all current operations will remain in place. We plan to operate The Cotton Exchange as a separate division of Soffe within our Retail-Ready segment. We expect The Cotton Exchange to add approximately $25 million in sales and be slightly accretive to earnings for the fiscal year ended July 2, 2011 with identified opportunities for growth and improved earnings in the future. Refer to Note 3 to the Consolidated Financial Statements for a further discussion of this acquisition.
Art Gun Acquisition
On December 28, 2009 we acquired substantially all of the net assets of Art Gun Technologies, LLC. Through its innovative technology, Art Gun provides shoppers the ability to choose a basic garment and design a unique graphic to create a one-of-a-kind customized product. The total purchase price included $1 million paid in cash at closing and contingent payments due to the Art Gun sellers if performance targets are met by Art Gun during each of the fiscal years beginning on July 4, 2010 and ending on July 1, 2017.

BUSINESS SEGMENTS
We operate our business in two distinct segments: Retail-Ready and Activewear. Although the two segments are similar in their production processes and regulatory environment, they are distinct in their economic characteristics, products and distribution methods.
The Retail-Ready segment comprises our business units primarily focused on more specialized apparel garments and headwear to meet consumer preferences and fashion trends and includes our Soffe, Junkfood, To The Game and Art Gun businesses. These branded embellished and unembellished products are sold through specialty and boutique shops, upscale and traditional department stores, mid-tier retailers, sporting goods stores, college bookstores and to the U.S. military. Our products in this segment are marketed under our primary brands of Soffe®, Intensity Athletics®, Junk Food®, and The Game® as well as other labels. The results of To The Game and Art Gun have been included in the Retail-Ready segment since acquisition on March 29, 2009 and December 28, 2009, respectively.
The Activewear segment comprises our business units primarily focused on garment styles that are characterized by low fashion risk and includes our Delta Catalog and FunTees businesses. Within the Delta Catalog business, we market, distribute and manufacture unembellished knit apparel under the brands of Delta Pro Weight®, Delta Magnum Weight®, Quail Hollow®, Healthknit® and FunTees®. These products are primarily sold to screen printing and ad specialty companies. We also manufacture products under private labels for retailers, corporate industry programs, sports licensed apparel marketers and major branded sportswear companies. Typically these products are sold decorated and ready for the retail shelf. The majority of the private label goods are sold through the FunTees business.
See Note 13 of the Notes to Consolidated Financial Statements for financial information regarding segment reporting, which information is incorporated herein by reference.
PRODUCTS
We specialize in selling a variety of casual and athletic products for men, women, juniors, youth and children’s at a wide range of price points through most distribution channels for these types of goods.
We market more specialized fashion apparel garments and headwear under our primary brands of Soffe®, Intensity Athletics®, Junk Food®, and The Game® as well as other labels. Soffe designs and markets shorts, t-shirts, performance and fleece apparel in a wide variety of colors and sizes for guys, girls and kids. We believe our Soffe® shorts enjoy a very loyal following among teenage girls, many of whom are involved in cheerleading and dance teams. We also provide sports team uniforms under Intensity Athletics® and performance products to support team dealers and sporting goods stores. Our Junk Food® product line includes vintage licensed apparel for juniors, mens, boys and children. We bring fresh Junk Food® merchandise to market with original designs and new licenses. The addition of To The Game in fiscal year 2009 expanded the product offering to include innovatively designed headwear marketed primarily under The Game®. In fiscal year 2010, we became the exclusive licensor for Realtree Outfitters® and Realtree Girl®, introducing these lifestyle apparel brands to the outdoors and sporting goods retail marketplace.
Under the Delta Pro Weight®, Delta Magnum Weight®, Quail Hollow® and FunTees® brand names we market more basic, high quality apparel garments for the entire family. Delta products are offered in a wide range of colors available in 6-month infant to adult sizes up to 4X. The Pro Weight line represents a diverse selection of mid-weight, 100% cotton silhouettes in a large color selection, including our new heathered color offerings. The Magnum Weight line is designed to give our customers a variety of silhouettes in a heavier-weight, 100% cotton fabric. The Quail Hollow® line features styles developed specifically for ladies, juniors and girls. We can also outfit infants with our Healthknit® snap tee available in sizes up to 24 months. Through FunTees we expanded our business of designing, marketing, and manufacturing private label custom knit t-shirts primarily to major branded sportswear companies. The majority of the merchandise is embellished, and we offer our customers a wide variety of packaging services so the products can be shipped store-ready.
Our in-house designers and merchandisers, along with our sales and marketing personnel, review market trends, sales results and the popularity of our latest products to design new products that meet the future desires of our consumers.
TRADEMARKS AND LICENSE AGREEMENTS
We own trademarks which are important to our business. We believe that Soffe®, which has been in existence since 1946,

has stood for quality and value in the athletic and activewear market for more than sixty years. Soffe® has been a registered trademark since 1992, and Junk Food® has been a registered trademark since 1999. Our newest brands, The Game® and Kudzu®, have been registered trademarks since 1989 and 1995, respectively. Associated with The Game®, we also have registered trademarks for the Three-Bar-Design and the Circle Design, which are recognized collegiate designs. We also rely on the strength of other trademarks, including Sweet and Sour™, Junk Mail®, Delta®, Quail Hollow®, and Intensity Athletics®. We regard our trademarks as valuable assets and believe that they have value in the marketing of our products. We vigorously protect our trademarks and other intellectual property rights against infringement.
We have the right to use other trademarks under license agreements. Junkfood licenses several hundred trademarks of different types, including certain rock bands, sports teams, and characters. The Soffe and To The Game businesses are official licensees for most major colleges and universities. We also have license agreements for motorsports properties, Churchill Downs, golf and other various resort properties. In addition, in fiscal year 2010 we became the exclusive licensee for the Realtree Outfitters® and Realtree Girl® outdoor lifestyle apparel brands. Our license agreements are typically non-exclusive in nature and have terms that range from one to three years. While historically we have been able to renew our license agreements, the loss of certain license agreements could have a material adverse effect on our results of operations. Although we are not dependent on any single license, we believe our license agreements in the aggregate are of significant value to our Retail-Ready segment.
MARKETING
Our marketing is performed by employed sales personnel and independent sales representatives located throughout the country. In the Retail-Ready segment, our sales force services the specialty and boutique, upscale and traditional department stores, sporting goods, military, and college bookstore customer bases. We also have a growing international presence with our Junkfood products in Canada, Europe, Asia and Australia. In the Activewear segment, our sales personnel sell our knit apparel products primarily direct to large and small screen printers and into the promotional markets. Our private label products are sold primarily to major branded sportswear companies.
During fiscal year 2010, we served approximately 16,000 customers. No single customer accounted for more than 10% of our sales in fiscal years 2010, 2009 or 2008 and our strategy is to not become dependent on any single customer. Substantially all of our sales are domestic with revenue attributable to foreign countries representing approximately 3% of our total consolidated net sales in each of fiscal years 2010, 2009 and 2008.
The majority of our apparel products are produced based on forecasts to permit quick shipments to our customers. Private label programs are generally made only to order or based on our customer’s forecast. Our headwear products are primarily sourced based on customer orders; however, we carry certain styles in inventory to support quick-turn shipments.
We have distribution facilities strategically located throughout the United States that carry in-stock inventory for shipment to our customers. Most of our shipments are made via third party carriers. In order to better serve our customers, we allow products to be ordered by the piece, by the dozen, or in full case quantities. Because a significant portion of our business consists of at-once EDI and direct catalog orders, we believe that backlog order levels do not give a general indication of future sales.
COMPETITION
We have numerous competitors with respect to the sale of apparel and headwear products in domestic and international markets. Many of these competitors are larger and have greater financial resources than we do.
We believe that competition within our branded lines is based primarily upon design, brand recognition, and consumer preference. We focus on sustaining the strong reputation of our brands by adapting our product offerings to changes in fashion trends and consumer preferences. We keep our merchandise fresh with unique artwork and new designs. We believe that our favorable competitive aspects include strong consumer recognition and loyalty to our brands, the high quality of our products, and our flexibility and process control, which help lead to product consistency. Our ability to remain competitive in the areas of quality, price, design, marketing, product development, manufacturing, technology and distribution will, in large part, determine our future success.
Competition in our undecorated catalog business is generally based upon price, service, delivery time and quality, with the relative importance of each factor depending upon the needs of particular customers and the specific product offering. As this business is highly competitive based upon price, actions by our competitors can greatly influence pricing and demand for our products. While price is still important in the private label market, quality and service are more important factors for customer choice. Our ability to consistently service the needs of our private label customers will impact future business with these customers.
SEASONALITY
Although our various product lines are sold on a year-round basis, the demand for specific products or styles reflects some seasonality, with sales in our fourth fiscal quarter generally being the highest and sales in our second fiscal quarter generally being the lowest. The percentage of net sales by quarter for the year ended July 3, 2010 was 23%, 22%, 25% and 30% for the first, second, third, and fourth fiscal quarters, respectively. Consumer demand for apparel is largely influenced by the overall U.S. economy and consumer spending in general. Therefore, the distribution of sales by quarter in fiscal year 2010 may not be indicative of the distribution in future years.
MANUFACTURING
We manufacture fabrics in our company-owned plant located in Maiden, North Carolina and in Ceiba Textiles, a leased facility located near San Pedro Sula, Honduras. During the fourth quarter of fiscal year 2009, we completed the move of Soffe textile production from our plant in Fayetteville, North Carolina to our Maiden and Ceiba Textiles facilities. We believe this move will create a more efficient and cost-effective supply chain. Our garments are sewn in our company-owned plants in Fayetteville, North Carolina and Rowland, North Carolina, and are cut and sewn in a leased facility in La Paz, El Salvador, in two leased facilities in Campeche, Mexico and in two leased facilities in San Pedro Sula, Honduras. In fiscal years 2010, 2009 and 2008 approximately 74%, 76% and 68%, respectively, of our manufactured products were sewn in company-operated locations. The remaining products were sewn by outside contractors located in the Caribbean basin.
At the 2010, 2009 and 2008 fiscal year-ends, our long-lived assets in Honduras, El Salvador and Mexico collectively comprised approximately 49%, 51% and 50%, respectively, of our total net property, plant and equipment, with our long-lived assets in Honduras comprising 43%, 45% and 45%, respectively. For a description of risks associated with our operations located in Honduras, El Salvador and Mexico, see Item 1A. Risk Factors.
Along with our internal manufacturing, we source fabric, undecorated products and full-package products through independent sources throughout the world. In fiscal years 2010, 2009 and 2008, we sourced approximately 25%, 11% and 12%, respectively, of our products from third parties. We expanded our product line into headwear in the fourth quarter of fiscal year 2009 with the acquisition of The Game® and Kudzu®. Our headwear merchandise is all sourced from third parties, driving the increase in sourced products in fiscal year 2010.
RAW MATERIALS
We have a supply agreement with Parkdale America, LLC (“Parkdale”) to supply our yarn requirements until December 31, 2011. Under the supply agreement, we purchase from Parkdale all of our yarn requirements for use in our manufacturing operations, excluding yarns that Parkdale does not manufacture or cannot manufacture due to temporary capacity constraints. The purchase price of yarn is based upon the cost of cotton plus a fixed conversion cost. If Parkdale’s operations are disrupted and it is not able to provide us with our yarn requirements, we may need to obtain yarn from alternative sources. Although alternative sources are presently available, we may not be able to enter into arrangements with substitute suppliers on terms as favorable as our current terms with Parkdale. Because there can be no assurance that we would be able to pass along our higher cost of yarn to our customers, this could have a material adverse effect on our results of operations.
We also purchase specialized fabrics that we currently do not have the capability to produce and may purchase other fabrics when it is cost-effective to do so. These fabrics have typically been available from various suppliers; however with certain yarns currently in limited supply, some fabrics may be difficult to source which could result in higher prices or our inability to provide products to our customers which could negatively impact our results of operations. Our dyes and chemicals are also purchased from several suppliers. While historically we have not had difficulty obtaining sufficient quantities of dyes and chemicals for our manufacturing, the availability of certain products has changed, requiring us to adjust dye and chemical formulations. In certain instances, these adjustments have increased our manufacturing costs. Future changes in the availability of dyes and chemicals could cause us to make additional adjustments in formulations, which could result in higher manufacturing costs, negatively impacting our results of operations.

EMPLOYEES
As of July 3, 2010, we employed approximately 7,000 full time employees, of whom approximately 1,400 were employed in the United States. There are approximately 1,000 employees in Honduras that are covered by a collective bargaining agreement that is in effect through September 2010. We will be renegotiating this agreement during fiscal year 2011. We have never had a strike or legal work stoppage and believe that our relations with our employees are good. We have invested significant time and resources in ensuring that the working conditions in all of our facilities meet or exceed the standards imposed by the governing laws. We have obtained WRAP (Worldwide Responsible Apparel Production) certification for all of our existing sewing plants that we operate in Honduras, El Salvador and Mexico. We also obligate our third party manufacturing contractors to follow our employment guidelines.
ENVIRONMENTAL AND REGULATORY MATTERS
We are subject to various federal, state and local environmental laws and regulations concerning, among other things, wastewater discharges, storm water flows, air emissions and solid waste disposal. Our plants generate very small quantities of hazardous waste, which are either recycled or disposed of off-site. Most of our plants are required to possess one or more permits, and we believe that we are currently in compliance with the requirements of these permits.
The environmental rules applicable to our business are becoming increasingly stringent. We incur capital and other expenditures annually to achieve compliance with environmental standards and currently do not expect the amount of expenditures required to comply with the environmental laws will have a material adverse effect on our operations, financial condition or liquidity. There can be no assurance, however, that future changes in federal, state, or local regulations, interpretations of existing regulations or the discovery of currently unknown problems or conditions will not require substantial additional expenditures. Similarly, while we are not currently aware of any violations, the extent of our liability, if any, for past failures to comply with laws, regulations and permits applicable to our operations cannot be determined and could have a material adverse effect on our operations, financial condition or liquidity.
AVAILABLE INFORMATION
Our corporate internet address is www.deltaapparelinc.com. We make available free of charge on our website our SEC reports, including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Section 16 filings and any amendments to those reports, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The information found on our website is not part of this, or any other, report that we file with or furnish to the SEC.
In addition, we will provide upon request, at no cost, paper or electronic copies of our reports and other filings made with the SEC. Requests should be directed to: Investor Relations Department, Delta Apparel, Inc., 322 South Main Street, Greenville, South Carolina 29601. Requests can also be made by telephone to 864-232-5200 extension 6621.
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
Current economic conditions may adversely impact demand for our products. The apparel industry is cyclical and dependent upon the overall level of discretionary consumer spending which changes as regional, domestic and international economic conditions change. These economic conditions include, but are not limited to, employment levels, energy costs, interest rates, tax rates, personal debt levels, and uncertainty about the future with many of these factors outside of our control. Deterioration in general economic conditions that creates uncertainty or alters discretionary consumer spending habits could reduce our sales. Because we match our manufacturing production to demand, weakening sales may require us to reduce output, thereby increasing per unit costs and lowering our gross margins, causing a material adverse effect on our results of operations.

Deterioration of the financial condition of our customers could adversely affect our financial position and results of operations. We extend credit to our customers, generally without requiring collateral. Our extension of credit involves considerable judgment and is based on an evaluation of each customer’s financial condition and payment history. We monitor our credit risk exposure by periodically obtaining credit reports and updated financials on our customers. Further deterioration in the economy, continued decline in consumer purchases of apparel, or further disruption in the ability of our customers to access liquidity could have an adverse effect on the financial condition of our customers. We have seen a heightened number of bankruptcies in our customers, especially retailers, and we believe this trend may continue. We maintain an allowance for doubtful accounts for potential credit losses based upon current conditions, our historical trends and other available information. However, the inability to collect on sales to significant customers or a group of customers could have a material adverse effect on our financial condition and results of operations.
The apparel industry is highly competitive, and we face significant competitive threats to our business. The market for athletic and activewear apparel and headwear is highly competitive and includes new competitors as well as increased competition from established companies, some of which are larger, more diversified, and have greater financial resources than we do. Many of our competitors have significant competitive advantages, including larger sales forces, better brand recognition among consumers, larger advertising budgets, and greater economies of scale. If we are unable to compete successfully with our competitors, our business and results of operations will be adversely affected.
We currently pay income taxes at lower than statutory rates, which could change in the future adversely affecting our financial position and results of operations. We are subject to income tax in the United States and in foreign jurisdictions in which we generate net operating revenues. We benefit from a lower overall effective income tax rate due to the majority of our manufacturing operations being located in foreign tax-free locations. Our U.S. legal entity contracts with our foreign subsidiaries to manufacture products on its behalf with the intercompany prices paid for the manufacturing services and manufactured products based on an arms-length standard and supported by an economic study. Because profits earned in the tax-free locations are considered permanently reinvested, no U.S. deferred tax liability is recorded. Therefore, our effective tax rate may be significantly below U.S. statutory rates. Changes in U.S. tax laws impacting how U.S. multinational corporations are taxed on foreign earnings could have a material adverse effect on our tax expense and cash flow.
We may be restricted in our ability to borrow under our credit agreement which could adversely affect our financial position and results of operations. Significant operating losses or significant uses of cash in our operations could cause us to default on our asset-based revolving credit facility. Our ability to borrow under the credit agreement depends on our accounts receivable and inventory levels. A significant deterioration in our accounts receivable or inventory levels could restrict our ability to borrow funds. In addition, our credit facility includes a financial covenant that if the amount of availability falls below $10 million, our Fixed Charge Coverage Ratio (“FCCR”) (as defined in the credit agreement) for the proceeding 12 month period must not be less than 1.1 to 1.0 or an event of default occurs. An event of default under the credit agreement could result in an acceleration of our obligations under the agreement, in the foreclosure on any assets subject to liens in favor of the credit agreement’s lenders, and in our inability to borrow additional amounts under the credit agreement. While our availability at July 3, 2010, was $35.5 million and our FCCR for the preceding twelve months was 4.0x, a significant decline in our profitability could cause our FCCR to fall below 1.1x, thereby requiring us to maintain a minimum availability of $10 million. This could restrict our ability to borrow funds and adversely affect our financial position and results of operations.
We may need to raise additional capital to grow our business and if unable to do so, we will need to modify our growth strategy. While our existing credit facility should be adequate to support our existing business in the foreseeable future, the rate of our growth, especially through acquisitions, will depend on the availability of debt and equity capital. We can provide no assurance that we will be able to raise capital on terms acceptable to us or at all. If new sources of financing are required, but are insufficient or unavailable, we will be required to modify our growth and operating plans based on available funding, which could adversely affect our ability to grow our business.
We have expanded our business through acquisitions that could result in diversion of resources, an inability to integrate acquired operations and extra expenses. Our growth strategy involves acquiring businesses that complement of our existing business. The negotiation of potential acquisitions and integration of acquired businesses could divert our management’s attention from our existing businesses which could negatively impact the results of operations. In addition, if the integration of an acquired business is not successful or takes significantly longer than expected, or if we are unable to realize the expected benefits from an acquired business, it could adversely affect our financial condition and results of operations.
The price of our purchased raw materials is prone to significant fluctuations and volatility. Yarn is the primary raw material used in the manufacture of our apparel products. As described under the heading “Raw Materials”, the purchase price of yarn purchased from Parkdale is based upon the cost of cotton plus a fixed conversion cost. We set future cotton prices with purchase commitments as a component of the purchase price of yarn in advance of the shipment of finished yarn from Parkdale. Prices are set according to prevailing prices, as reported by the New York Cotton Exchange, at the time we enter into the commitments. Thus, we are subject to the commodity risk of cotton prices and cotton price movements, which could result in unfavorable yarn pricing for us. For example, we estimate that a change of $0.01 per pound in cotton prices would affect our annual raw material costs by approximately $0.6 million at current levels of production. While changes in cotton prices are typically passed along to consumers over time, a dramatic increase in the price of cotton could adversely impact our results of operations in the short-term. In addition, if Parkdale’s operations are disrupted and it is not able to provide us with our yarn requirements, we may need to obtain yarn from alternative sources. We may not be able to enter into arrangements with substitute suppliers on terms as favorable as our current terms with Parkdale, which could negatively affect our business.
The price of energy is prone to significant fluctuations and volatility which could adversely affect our results of operations. Our manufacturing operations require high inputs of energy, and therefore changes in energy prices directly impact our gross profits. Energy costs increased during fiscal year 2010 and remain volatile based on a number of factors, including general economic conditions. We continue to focus on manufacturing methods that will reduce the amount of energy used in the production of our products to mitigate risks of fluctuations in the cost of energy. In addition, we enter into forward contracts to fix a portion of our expected natural gas requirements for delivery in the future in order to mitigate potential increases in costs. However, significant increases in energy prices may make us less competitive compared to others in the industry, which may have a material adverse effect on our results of operations.
Significant increases in the costs of freight and transportation could adversely affect our results of operations. We incur significant freight costs to transport our goods between the United States and our offshore facilities. In addition, we incur transportation expenses to ship our products to our customers. In recent months there has been a shortage of freight capacity which has caused freight costs to increase. In addition, volatility in fuel costs impacts the overall cost of transportation. Significant increases in the costs of freight and transportation could have a material adverse effect on our results of operations, as there can be no assurance that we could pass these increased costs to our customers.
Our business operations rely on our information systems and any material disruption or slowdown of our systems could cause operational delays that could have a material adverse effect on our results of operations. We depend on information systems to manage our inventory, process transactions, respond to customer inquiries, purchase, sell and ship goods on a timely basis and maintain cost-effective operations. We have invested significant capital and expect future capital expenditures associated with the integration of our information technology systems across our businesses. This process involves the replacement and consolidation of technology platforms so our businesses are served by fewer platforms, resulting in operational efficiencies and reduced costs. Our inability to effectively convert our operations to the new systems could cause delays in product fulfillment and reduced efficiency in our operations. In addition, we may experience operational problems with our information systems as a result of system failures, viruses, security breaches, disasters or other causes. Any material disruption or slowdown of our information systems could cause operational delays that could have a material adverse effect on our results of operations.
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
Failure of our operations to comply with environmental regulation could have a material adverse effect on our financial position and results of operations. Our operations must meet extensive federal, state and local regulatory standards in the areas of safety, health and environmental pollution controls. There can be no assurance that interpretations of existing regulations, future changes in existing laws, or the enactment of new laws and regulations will not require substantial additional expenditures. Although we believe that we are in compliance in all material respects with existing regulatory requirements, the extent of our liability, if any, for the discovery of currently unknown problems or conditions, or past failures to comply with laws, regulations and permits applicable to our operations, cannot be determined and could have a material adverse effect on our financial position and results of operations.
We are subject to periodic litigation in both domestic and international jurisdictions that may adversely affect our financial position and results of operations. From time to time we may be involved in legal actions regarding product liability, employment practices, trademark infringement, bankruptcies and other litigation. Due to the inherent uncertainties of litigation in both domestic and foreign jurisdictions, we cannot accurately predict the ultimate outcome of any such proceedings. Proceedings could cause us to incur costs and may require us to devote resources to defend against these claims and could ultimately result in a loss against these claims, which could adversely affect our financial position and results of operations. For a description of current legal proceedings, see Part I, Item 3, Legal Proceedings.
Our success depends, in part, on our ability to predict or effectively react to changing consumer preferences and trends. The success of our businesses depends on our ability to anticipate and respond quickly to changing consumer demand and preferences in apparel and headwear. We believe that our brands are recognized by consumers across many demographics. The popularity, supply and demand for particular products can change significantly from year to year based on prevailing fashion trends and other factors and therefore our ability to adapt to fashion trends in designing our products is important to the success of our brands. If we are unable to quickly adapt to changes in consumer preferences in the design of our products, our results of operations could be adversely affected.
We rely on the strength of our trademarks and could incur significant costs to protect these trademarks. Our trademarks include Soffe®, Junk Food® and The Game® among others. In addition, we have trademarked the Three-Bar-Design and the Circle Design, which are recognized collegiate designs. We have incurred legal costs in the past to establish and protect these trademarks, but these costs have not been significant. We may in the future be required to expend additional resources to protect these trademarks. The loss or limitation of the exclusive right to use our trademarks could adversely affect our sales and results of operations.
A significant portion of our business relies upon license agreements and the loss of or failure to obtain license agreements could negatively impact our results of operations. We rely on our licensed products for a significant part of our sales. Although we are not dependent on any single license, we believe that our license agreements in the aggregate are of significant value to our business. The loss of or failure to obtain license agreements could adversely affect our sales and results of operations.
We may be subject to the impairment of acquired intangible assets, which could have a material adverse effect on our results of operations. When we acquire a business, a portion of the purchase price of the acquisition may be allocated to goodwill and other identifiable intangible assets. The amount of the purchase price that is allocated to goodwill and other intangible assets is determined by the excess of the purchase price over the net identifiable assets acquired. At July 3, 2010 and June 27, 2009, our goodwill and other intangible assets were approximately $25.4 million and $23.9 million, respectively. We conduct an annual review, and more frequent reviews if events or circumstances dictate, to determine whether goodwill is impaired. We also determine whether impairment indicators are present related to our identifiable intangible assets. If we determine that goodwill or intangible assets are impaired, we would be required to write down the value of these assets. We completed our annual review of goodwill for our fiscal year ended July 3, 2010, and concluded that no impairment charge was necessary. We have also concluded that there are no indicators of impairment related to our intangible assets. There can, however, be no assurance that we will not be required to take an impairment charge in the future, which could have a material adverse effect on our results of operations.
Changes in the regulations and laws regarding e-commerce could limit our ability to grow, negatively impacting our results of operations. The e-commerce industry has undergone, and continues to undergo, rapid development and change. There have been continuing efforts to increase the legal and regulatory obligations and restrictions on companies conducting commerce through the internet, primarily in the areas of taxation, consumer privacy and protection of consumer personal information. These laws and regulations could increase the costs and liabilities associated with our e-commerce activities and increase the price of our product to consumers, without a corresponding increase in our revenue or net income, thereby negatively impacting our results of operations.
Our Activewear segment is subject to significant pricing pressures which may decrease our gross profit margins if we are unable to implement our cost reduction strategies. We operate our Activewear segment in a highly competitive, price sensitive industry. Our strategy in this market environment is to be a low-cost producer and to differentiate ourselves by providing quality products and value-added services to our customers. To help achieve this goal, we began production in Ceiba Textiles, our Honduran textile facility, in fiscal year 2008. In the fourth quarter of fiscal year 2009, we closed our Soffe textile manufacturing in Fayetteville, North Carolina and moved this production to our Maiden, North Carolina and Ceiba Textiles plants. In fiscal year 2010, we began the expansion of Ceiba Textiles to increase internal manufacturing capacity and further leverage the fixed cost of the facility. These initiatives, along with continual improvements in our production and delivery of products, are expected to lower our product costs and improve our results of operations. Failure to achieve the cost savings expected from these initiatives could have a material adverse effect on our results of operations.
Our operations are subject to political, social, economic, and climate risks in Mexico, Honduras and El Salvador which could negatively impact our financial position and results of operations. The majority of our products are manufactured in Honduras, El Salvador and Mexico, with a concentration in Honduras. These countries have experienced political, social and economic instability in the past, and we cannot be certain of their future stability. Instability in a country can lead to protests, riots and labor unrest. New government leaders can change employment laws, thereby increasing our costs to operate in that country. In addition, fire or natural disasters, such as hurricanes, earthquakes, or floods can occur in these countries. Any of these political, social, economic or climatic events or conditions could disrupt our supply chain or increase our costs, adversely affecting our financial position and results of operations.
Significant changes to international trade regulations could adversely affect our results of operations. The majority of our products are manufactured in Honduras, El Salvador and Mexico. We therefore benefit from current free trade agreements and other duty preference programs, including the North American Free Trade Agreement (“NAFTA”) and the Central America Free Trade Agreement (“CAFTA”). Our claims for duty free or reduced duty treatment under CAFTA, NAFTA and other available programs are largely conditioned on our ability to produce or obtain accurate records, some of which are provided to us by third parties, about production processes and sources of raw materials. Subsequent repeal or modification of NAFTA or CAFTA, or the inadequacy or unavailability of supporting records, could materially adversely affect our results of operations. In addition, our products are subject to foreign competition, which in the past has been faced with significant U.S. government import restrictions. The extent of import protection afforded to domestic apparel producers has been, and is likely to remain, subject to political considerations. The elimination of import protections for domestic apparel producers could significantly increase global competition, which could adversely affect our business.
The market price of Delta Apparel shares is affected by illiquidity of our shares, which could lead to our shares trading at prices that are significantly lower than expected. Various investment banking firms have informed us that public companies with relatively small market capitalizations have difficulty generating institutional interest, research coverage or trading volume. This illiquidity can translate into price discounts as compared to industry peers or to the shares’ inherent value. We believe that the market perceives us to have a relatively small market capitalization. This could lead to our shares trading at prices that are significantly lower than our estimate of their inherent value.
As of August 28, 2010, we had 8,520,960 shares of common stock outstanding. We believe that approximately 59% of our stock is beneficially owned by those who own more than 5% of the outstanding shares of our common stock. Included in the 59% are institutional investors that beneficially own more than 5% of the outstanding shares. These institutional investors own approximately 44% of the outstanding shares of our common stock. Sales of substantial amounts of our common stock in the public market by any of these large holders could adversely affect the market price of our common stock.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
Our principal executive office is located in a leased facility in Greenville, South Carolina. Our administrative, manufacturing and distribution functions are conducted in both leased and owned facilities as listed below:

Location	Utilization	Segment
Executive Office, Greenville, SC*	Principal executive offices	Activewear and Retail-Ready
Delta Office, Duluth, GA*	Administration/sales	Activewear
Maiden Plant, Maiden, NC	Knit/dye/finish/cut	Activewear and Retail-Ready
Ceiba Textiles, Honduras*	Knit/dye/finish/cut	Activewear and Retail-Ready
Honduras Plant, San Pedro Sula, Honduras*	Sew	Activewear and Retail-Ready
Cortes Plant, San Pedro Sula, Honduras*	Sew	Activewear and Retail-Ready
Mexico Plant, Campeche, Mexico*	Cut/Sew	Activewear and Retail-Ready
FunTees Office, Concord, NC*	Administration/sales	Activewear
FunTees Design, Concord, NC*	Research/development	Activewear and Retail-Ready
FunTees Samples, Concord, NC*	Research/development	Activewear and Retail-Ready
La Paz Plant, La Paz, El Salvador*	Sew/decoration	Activewear and Retail-Ready
Campeche Sportswear, Campeche, Mexico*	Sew/decoration	Activewear and Retail-Ready
Fayetteville Plant, Fayetteville, NC	Sew/decoration/distribution/administration	Retail-Ready
Rowland Plant, Rowland, NC	Sew	Retail-Ready
Downing Drive, Phenix City, AL*	Administration/distribution/decoration	Retail-Ready
Warehouse, Louisville, KY*	Warehouse/distribution	Retail-Ready
Junkfood Office, Los Angeles, CA*	Administration/sales	Retail-Ready
Art Gun Office, Miami, FL*	Administration/decoration/distribution	Retail-Ready
Distribution Center, Clinton, TN	Distribution	Activewear

Location	Utilization	Segment
Distribution Center, Santa Fe Springs, CA*	Distribution	Activewear and Retail-Ready
Distribution Center, Miami, FL*	Distribution	Activewear and Retail-Ready
Distribution Center, Cranbury, NJ*	Distribution	Activewear and Retail-Ready
DC Annex, Fayetteville, NC*	Distribution	Retail-Ready
Distribution Center, Lansing, MI*	Distribution	Retail-Ready
Soffe Outlet Store, Prince William, VA*	Retail sales	Retail-Ready
Soffe Outlet Store, N. Myrtle Beach, SC*	Retail sales	Retail-Ready
Soffe Outlet Store, Smithfield, NC*	Retail sales	Retail-Ready
Soffe Outlet Store, Fayetteville, NC*	Retail sales	Retail-Ready
To The Game Outlet Store, Columbus, GA*	Retail sales	Retail-Ready
New York Showroom, New York, NY* (two office locations)	Sales	Activewear and Retail-Ready
Junkfood Showroom, Los Angeles, CA*	Sales	Retail-Ready

*	- Denotes leased location
We believe that all of our facilities are suitable for the purposes for which they are designed and are generally adequate to allow us to remain competitive. We ran our manufacturing facilities near full capacity during the second half of fiscal year 2010 and currently expect our facilities to run near full capacity during fiscal year 2011. Substantially all of our assets are subject to liens in favor of our lenders under our Wells Fargo Bank (formerly Wachovia Bank) and Banco Ficohsa credit agreements.
ITEM 3. LEGAL PROCEEDINGS
At times we are party to various legal claims, actions and complaints. We believe that, as a result of legal defenses, insurance arrangements, and indemnification provisions with parties believed to be financially capable, such actions should not have a material effect on our operations, financial condition, or liquidity.
PART II

ITEM 4.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Market Information for Common Stock: Our common stock is listed and traded on the NYSE Amex under the symbol “DLA”. As of August 28, 2010, there were approximately 1,020 record holders of our Common Stock.
The following table sets forth, for each of the periods indicated below, the high and low sales prices per share of our Common Stock as reported on the NYSE Amex.

	Fiscal Year 2010		Fiscal Year 2009
	High	Low	High	Low
First Quarter	$9.23	$6.59	$7.30	$3.64
Second Quarter	11.85	7.52	8.35	3.27
Third Quarter	15.93	10.20	4.60	2.72
Fourth Quarter	17.51	13.89	9.00	4.25
Dividends: On April 18, 2002, our Board of Directors adopted a quarterly dividend program. On October 29, 2007, the Board of Directors elected to suspend payment of our quarterly dividend on common stock. The Board believes that the suspension of the dividend is prudent to preserve our financial flexibility in this uncertain retail environment. During fiscal years 2010 and 2009, no dividends were paid.
Subject to the provisions of any outstanding blank check preferred stock (none of which is currently outstanding), the holders of our common stock are entitled to receive whatever dividends, if any, may be declared from time to time by our Board of Directors in its discretion from funds legally available for that purpose. Pursuant to our credit facility with Wells Fargo Bank, National Association, successor by merger to Wachovia Bank, National Association, as Agent, we are allowed to make cash dividends in amounts such that the aggregate amount paid to shareholders since May 16, 2000 does not exceed twenty-five percent (25%) of our cumulative net income calculated from May 16, 2000 to the date of determination. At July 3, 2010, there was $14.7 million of retained earnings free of restrictions for the payment of dividends.

Any future cash dividend payments will depend upon our earnings, financial condition, capital requirements, compliance with loan covenants and other relevant factors.
Purchases of our Own Shares of Common Stock: Our Board of Directors has authorized the Company to spend up to $15.0 million to repurchase stock in open market transactions pursuant to our Stock Repurchase Program, which does not have an expiration date. During fiscal year 2010, we did not purchase any shares of our common stock and as of July 3, 2010, $5.9 million remained available for future stock repurchases. Since inception of the program in November 2000, we have purchased 1,024,771 shares of our stock under the program for a total cost of $9.1 million. All purchases were made at the discretion of our management.
Securities Authorized for Issuance Under Equity Compensation Plans: The information required by Item 201(d) of Regulation S-K is set forth under “Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this Annual Report, which information is incorporated herein by reference.
COMPARISON OF TOTAL RETURN AMONG DELTA APPAREL, INC., NYSE AMEX US MARKET INDEX, AND NYSE AMEX WHOLESALE & RETAIL TRADE INDEX:
Our common stock began trading on the NYSE Amex on June 30, 2000, the last trading day of our fiscal year 2000. Prior to that date, no securities of Delta Apparel were publicly traded. Set forth below is a line graph comparing the yearly change in the cumulative total stockholder return, assuming dividend reinvestment, of our common stock with (1) the NYSE Amex US Market Index (the “NYSE Amex US Market Index”) and (2) the NYSE Amex Wholesale and Retail Trade Index (the “NYSE Amex Wholesale and Retail Trade Index”), which is comprised of all NYSE Amex companies with SIC codes from 5000 through 5999. This Performance Graph assumes that $100 was invested in the common stock of our company and comparison groups on July 2, 2005 and that all dividends have been reinvested.

	2005	2006	2007	2008	2009	2010
Delta Apparel, Inc.	100.00	132.24	141.57	29.25	54.15	110.20

NYSE Amex US Market Index	100.00	111.67	132.65	119.13	87.05	101.08

NYSE Amex Wholesale & Retail Trade Index	100.00	117.71	124.36	107.69	101.63	154.54
ITEM 5. SELECTED FINANCIAL DATA
See information regarding our acquisitions within “Item 1. Business” under the heading “Acquisitions”. The selected financial data includes the financial position and results of operations of acquired businesses beginning on the date of acquisition. The consolidated statements of income for the years ended July 1, 2006 and June 30, 2007, and the consolidated balance sheet data as of July 1, 2006, June 30, 2007 and June 28, 2008 are derived from, and are qualified by reference to, our audited consolidated financial statements not included in this document. The consolidated statement of operations data for the years ended June 28, 2008, June 27, 2009 and July 3, 2010 and the consolidated balance sheet data as of June 27, 2009 and July 3, 2010 are derived from, and are qualified by reference to, our audited consolidated financial statements included elsewhere in this document. We operate on a 52-53 week fiscal year ending on the Saturday closest to June 30. All fiscal years shown were 52-week years with the exception of fiscal year 2010 which was a 53-week year. Historical results are not necessarily indicative of results to be expected in the future. The selected financial data should be read in conjunction with the Consolidated Financial Statements and the related notes as indexed on page F-1 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 6.

	Fiscal Year Ended
	July 3,	June 27,	June 28,	June 30,	July 1,
	2010	2009	2008	2007	2006
	(In thousands, except per share amounts)
Statement of Operations Data:
Net sales	$424,411	$355,197	$322,034	$312,438	$270,108
Cost of goods sold	(323,628)	(278,758)	(257,319)	(239,365)	(190,222)
Selling, general and administrative expenses	(80,695)	(64,388)	(59,898)	(59,187)	(53,530)
Other income (loss), net	74	96	132	(89)	657
Restructuring costs	—	—	(62)	(1,498)	—

Operating income	20,162	12,147	4,887	12,299	27,013
Interest expense, net	(3,509)	(4,718)	(6,042)	(5,157)	(3,819)

Income (loss) before income taxes	16,653	7,429	(1,155)	7,142	23,194
Provision (benefit) for income taxes	4,466	973	(647)	1,471	8,350
Extraordinary gain, net of taxes	—	—	—	672	—

Net income (loss)	$12,187	$6,456	$(508)	$6,343	$14,844

Basic earnings (loss) per common share:
Income (loss) before extraordinary gain	$1.43	$0.76	$(0.06)	$0.67	$1.73
Extraordinary gain, net of income taxes	—	—	—	0.08	—

Net income (loss)	$1.43	$0.76	$(0.06)	$0.75	$1.73

Diluted earnings (loss) per common share:
Income (loss) before extraordinary gain	$1.40	$0.76	$(0.06)	$0.65	$1.71
Extraordinary gain, net of income taxes	—	—	—	0.08	—

Net income (loss)	$1.40	$0.76	$(0.06)	$0.73	$1.71

Dividends declared per common share	$0.00	$0.00	$0.05	$0.20	0.17

Balance Sheet Data (at year end):
Working capital	$125,163	$135,369	$133,917	$120,645	$103,210
Total assets	251,333	256,993	261,623	232,790	203,123
Total long-term debt, less current maturities	62,355	85,936	95,542	70,491	46,967
Shareholders’ equity	125,714	112,145	104,893	103,669	100,988
ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
BUSINESS OUTLOOK
Although the retail climate for apparel sales remains very difficult, we believe that we can continue to improve our financial results in fiscal year 2011. Our Retail-Ready segment continues to build business relationships, expanding the number of customers and doors where our products are sold to the ultimate consumer. We believe we can continue to grow organically as we leverage our customer relationships across our business groups. We are already shipping our Realtree Outfitters® product to the outdoor markets and are encouraged with the initial customer response. We have signed new license agreements and built design capabilities which we believe will allow us to further differentiate our products within the retail marketplace. Our internet sales of Soffe® and Junk Food® products are sustaining the growth we experienced over the past several years, which we believe is a further reflection of the strength of our brands and license agreements. We recently added a Design Studio on the Soffe website where consumers can add custom design graphics to certain Soffe products utilizing our Art Gun technology and digital printing capabilities. We also believe the recent acquisition of The Cotton Exchange, which services the same markets as Soffe but expands its customer base, will help drive growth in fiscal year 2011.

Our competitive position in the Activewear segment continues to improve as we gained significant market share in our catalog business and grew our full-packaged products over the last two fiscal years. During fiscal year 2010 we implemented new merchandising and pricing initiatives that should allow us to continue increasing market share in this segment. Inventory of undecorated tees remains in tight supply in the marketplace, which we believe will allow us to run all of our manufacturing operations at near full capacity during fiscal year 2011. We have recently installed new dye equipment at our Ceiba Textiles facility that should increase capacity and lower manufacturing costs in fiscal year 2011. In addition, we have been training additional sewing operators in anticipation of the increased fabric production to allow for higher sewing output beginning in the second quarter of fiscal year 2011.
In fiscal year 2011, we will continue our focus on the four strategic initiatives that we believe are important to the continued growth and success of Delta Apparel, Inc.:
1) Leverage Existing Business Strengths to Drive Growth. One of our key business strategies has been to build diverse marketing channels to distribute our broad range of activewear products to the end consumer. We continue to develop new platforms for future growth by leveraging our customer relationships and business opportunities across our business units. Through To The Game’s relationship with Realtree®, we became the exclusive licensee of Realtree Outfitters® and Realtree Girl® lifestyle apparel brands and introduced these to the outdoor marketplace in fiscal year 2010. We have recently launched the Realtree Outfitters® by The Game® brand to the marketplace utilizing collegiate logos with the Realtree® camouflage lifestyle apparel silhouettes. We expect these new lines will drive growth in fiscal year 2011. Through this new outdoor channel and within our existing distribution channels, we are expanding our customer base and increasing the doors where our products are sold to our ultimate consumers.
We are also focusing on further leveraging our license agreements across all of our business units to support new channels of distribution and to increase our value-adding services, including printing and specialized packaging. We are also focusing on our existing license agreements to expand the tiers of distribution and geographic locations in which we can sell products. This should allow us to continue our international growth with Junk Food® products and expand our presence domestically. As we leverage our license agreements and customer relationships across our business units, we expect to increase brand and product penetration within existing channels as well as expand into new tiers of distribution across our businesses.
2) Improve Profitability in our Activewear Segment. The Activewear segment, which includes the Delta Catalog and FunTees businesses, returned to profitability in fiscal year 2010 with an operating profit of $2.4 million, a $7.8 million improvement from the prior fiscal year. During fiscal year 2011, we will continue to focus on further improving the profitability in this segment. We expect to improve gross margins through our merchandising and marketing strategies and by maximizing our value-added services, including decoration and retail packaging. We currently expect to run our manufacturing facilities near full capacity during fiscal year 2011 which should improve our manufacturing efficiencies and lower our costs. These initiatives, along with others, should allow us to further improve profitability in the Activewear segment in fiscal year 2011.
3) Consolidate and Improve Information Technology Platforms. During fiscal year 2010, we invested significant amounts of capital expanding our primary manufacturing platform in our Activewear segment, completing a major enterprise conversion at our Soffe business unit, expanding our warehouse management systems, and upgrading our e-commerce sites. Although we are not yet complete with many of these initiatives, we do expect to see some of the benefits of these investments in business systems in fiscal year 2011, including better management of our inventory and improved operational efficiencies.
4) Maintain Appropriate Inventory Levels. As a result of our speed to market initiatives, better product lifestyle management, utilization of new production planning systems and taking quicker action on slow moving items, we lowered our investment in inventory by $9.3 million compared to the prior fiscal year, despite having higher priced raw materials in inventory. The reduction in inventory was accomplished while growing our revenues by 19.5%, thereby significantly improving our inventory turns. In fiscal year 2011 we will continue our ongoing initiatives towards having the right products in inventory to provide a high level of service to our customers, while further improving our inventory turns and lowering our inventory levels on products where appropriate.
Throughout fiscal year 2010 we have been successful in growing market share and improving our profitability, despite less than ideal business conditions. While there is still uncertainty and risk regarding the recovery of the general economy, we believe demand for our products is strong and that we are well positioned for continued sales growth and earnings expansion in fiscal year 2011.

EARNINGS GUIDANCE
For the 2011 fiscal year ending July 2, 2011, we expect net sales to be in the range of $455 to $465 million and earnings to be in the range of $1.55 to $1.70 per diluted share.
Our fiscal year 2011 guidance is based on the following assumptions:
1) Organic sales growth of 3% to 6% after adjusting for the additional week of operations in our fiscal year 2010.
2) Revenues of $25 million from The Cotton Exchange, which was acquired on July 12, 2010.
3) Gross margin improvement of approximately 200 basis points driven from improvements in the Activewear segment from price increases and continued manufacturing improvements, offset partially by higher raw material and energy costs expected in fiscal year 2011.
4) Selling, general and administration costs are expected to increase as a percentage of sales from fiscal year 2010 due primarily to the higher selling costs associated with the sales growth in the Retail-Ready segment.
5) The effective tax rate for fiscal year 2011 is expected to be approximately 32%.
6) Capital expenditures are expected to be approximately $8 million for fiscal year 2011, which includes about $3 to $4 million to increase our textile and sewing capacity in order to meet expected sales growth. Depreciation and amortization, including non-cash compensation, is expected to be approximately $10 million.
7) Fiscal year 2011 free cash flows are expected to be approximately $20 million, of which approximately $9 million was invested in the acquisition of The Cotton Exchange. The remaining cash flows are expected to be used to reduce debt obligations.
Although we remain concerned about both the challenging economic conditions which continue to impact consumer demand for apparel and the short-term challenges associated with the global yarn shortages and volatilities in commodities, we believe we have taken these challenges into consideration in determining our expectations for fiscal year 2011.
RESULTS OF OPERATIONS
Overview
We are pleased with our results in fiscal year 2010 and the milestones we reached during the year. Each of our business units provided organic growth for the second consecutive year. This, combined with our acquisition of To The Game, resulted in record sales of $424.4 million, an increase of 19.5% from the prior year. We now have achieved seven consecutive years of record revenue.
Our business units continued to gain new customers, expand business relationships with existing customers, add new license and marketing agreements, and expand value-adding services for our customers. This led to our organic sales growth of 14% during fiscal year 2010 on top of the 8% organic growth achieved in fiscal year 2009.
Our operating profit was $20.2 million, or 4.8% of sales, in fiscal year 2010, resulting in net income of $12.2 million, or $1.40 per diluted share.
In addition to earning solid profits in fiscal year 2010, we continued to focus on managing the capital in the business. Even with the significant revenue growth during the year and higher raw material costs in ending inventory, we were able to reduce our net working capital invested in the business as compared to the prior fiscal year end. We believe this was a key driver in our debt reduction of over $23 million in fiscal year 2010.

Overall, we believe that our various marketing platforms and broad channels of distribution have served us well, yielding growth with prudent capital management in a difficult apparel marketplace.
Quarterly Financial Data
For information regarding quarterly financial data, refer to Note 16 “Quarterly Financial Information (Unaudited)” to the consolidated financial statements, which information is incorporated herein by reference.
Fiscal Year 2010 versus Fiscal Year 2009
Net sales during fiscal year 2010 increased by $69.2 million to $424.4 million, a 19.5% increase from fiscal year 2009. The sales improvement resulted from organic growth of approximately 14%, along with having the full year of sales from To The Game, which was acquired in the fourth quarter of fiscal year 2009. In addition, fiscal year 2010 included 53 weeks of operations compared to 52 weeks of operations in fiscal year 2009. Each of our business units contributed to the 14% organic sales growth, which was on top of an 8% organic sales growth in fiscal year 2009. Activewear sales increased 13.8% to $226.6 million in fiscal year 2010 driven primarily from higher volumes and an increase in average selling prices during the second half of fiscal year 2010. Sales in the Retail-Ready segment increased to $197.8 million in fiscal year 2010, a 26.7% increase from the prior year driven from strong sales growth from our Junk Food® products and a full year of sales from our recently acquired headwear business.
Gross profit improved 220 basis points to 23.7% of net sales in fiscal year 2010 from 21.5% in the prior year. In fiscal year 2010 we benefited from a full year of lower cost production from our Honduran textile operations, improving our results over the prior year by approximately $2 million, adding 50 basis points to our gross margins. Driven primarily from increased demand for our products, we operated our manufacturing facilities near capacity in the second half of the year, reducing our shutdown costs compared to the prior year by approximately $1.5 million, or 40 basis points. The remaining improvement in gross margins resulted from effective merchandising strategies and operational improvements. Our gross margins may not be comparable to other companies, since some companies include costs related to their distribution network in cost of goods sold and we exclude them from gross margin and include them in selling, general and administrative expenses.
Fiscal year 2010 selling, general and administrative expenses were $80.7 million, or 19.0% of sales, an increase from 18.1% of sales in the prior year. The increase is primarily driven from the higher selling costs associated with sales of Retail-Ready products driven from the royalty expenses associated with the sale of licensed products. The increase in selling, general and administrative costs was also due to higher performance-based compensation expense from the improved financial performance and increased stock price during fiscal year 2010 compared to the prior year.
Our operating profit was $20.2 million, or 4.8% of sales, in fiscal year 2010, compared to $12.1 million, or 3.4% of sales, in fiscal year 2009 resulting from the factors described above. The Retail-Ready segment contributed $17.8 million in operating income and the Activewear segment had operating income of $2.4 million.
Other income for fiscal years 2010 and 2009 was $0.1 million, primarily related to our investment in the joint venture of the industrial park where Ceiba Textiles is located.
Net interest expense for fiscal year 2010 was $3.5 million, a decrease of $1.2 million, or 25.6%, from $4.7 million for fiscal year 2009. The decrease in interest expense was primarily due to lower debt levels and lower average interest rates compared to the prior year. During fiscal year 2010, our average interest rate was 1.5% compared to 3.7% in the prior year.
Our fiscal year 2010 effective income tax rate was 26.8%, compared to 13.1% in fiscal year 2009. The primary driver for the increase in fiscal year 2010 is due to having a higher percentage of pre-tax earnings in the United States and foreign taxable locations compared to earnings in foreign tax-free locations. Profits that are permanently reinvested in the tax-free zone of Honduras are relatively fixed since this amount is based on a cost-plus determination based on our production output. Therefore, our effective tax rate has increased during the current fiscal year because our U.S. profits have increased while our Honduran tax-free profits have remained relatively constant. The higher effective tax rate compared to the prior fiscal year negatively impacted our earnings by approximately $0.25 per diluted share.
Net income for fiscal year 2010 was $12.2 million, a $5.7 million increase from fiscal year 2009 net income of $6.5 million.

Fiscal Year 2009 versus Fiscal Year 2008
Fiscal year 2009 net sales increased 10.3% to $355.2 million, a $33.2 million increase from fiscal year 2008. The sales improvement resulted from organic growth of approximately 8%, with each of our business units contributing to the increase, combined with sales from To The Game, which was acquired on March 29, 2009. Activewear sales increased 10.9% to $199.0 million driven from volume growth and from delivering a higher percentage of units as decorated full package products. Sales in the Retail-Ready segment were $156.2 million in fiscal year 2009, a 9.5% increase from the prior year. Excluding To The Game, sales in the segment increased approximately 5% for the full year. We believe that the strength of our brands and licenses, along with our diverse customer base within the businesses, allowed us to achieve sales growth in a very difficult year at retail.
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
Other income for fiscal years 2009 and 2008 was $0.1 million, primarily related to our investment in the joint venture of the industrial park where Ceiba Textiles is located.
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
LIQUIDITY AND CAPITAL RESOURCES
Credit Facility and Other Financial Obligations
On September 21, 2007, Delta Apparel, Junkfood and Soffe entered into a Third Amended and Restated Loan and Security Agreement (the “Amended Loan Agreement”) with Wells Fargo Bank, National Association, successor by merger to Wachovia Bank, National Association, as Agent, and the financial institutions named in the Amended Loan Agreement as Lenders. The Amended Loan Agreement provided us with a $100 million credit line (subject to borrowing base limitations based on the value and type of collateral provided) that matures on September 12, 2012. On March 30, 2009, we invoked the accordion feature in the Amended Loan Agreement, increasing the maximum line of credit from $100 million to $110 million and adding PNC Bank, National Association to the syndicate of lenders under the facility with a $10 million commitment. Proceeds of the loans under the Amended Loan Agreement may be used for general operating, working capital, other corporate purposes, and to finance fees and expenses under the facility.

The credit facility is secured by a first-priority lien on substantially all of the real and personal property of Delta Apparel, Junkfood, Soffe, To The Game, Art Gun, and TCX. All loans under the credit agreement bear interest at rates based on either an adjusted LIBOR rate plus an applicable margin or a bank’s prime rate plus an applicable margin. The facility requires monthly installment payments of approximately $0.2 million in connection with fixed asset amortizations, and these amounts reduce the amount of availability under the facility. Annual facility fees are .25% of the amount by which $110 million exceeds the average daily principal balance of the outstanding loans and letters of credit accommodations and are charged monthly based on the principal balances during the immediately preceding month.
Our credit facility includes the financial covenant that if the amount of availability falls below $10 million, our Fixed Charge Coverage Ratio (“FCCR”) (as defined in the Amended Loan Agreement) for the preceding 12 month period must not be less than 1.1 to 1.0 and otherwise includes customary conditions to funding, covenants, and events of default. As of July 3, 2010, our FCCR was 4.0x for the preceding 12 months, thus exceeding the 1.1 to 1.0 requirement allowing access, if needed, to the total amount of availability provided for under the Amended Loan Agreement. We expect to continue to meet the FCCR for fiscal year 2011. At July 3, 2010, we had $61.2 million outstanding under our credit facility at an average interest rate of 1.5% and had the ability to borrow an additional $35.5 million.
The credit facility contains a subjective acceleration clause and a “springing” lockbox arrangement (as defined in ASC 470, Debt), whereby remittances from customers will be forwarded to our general bank account and will not reduce the outstanding debt until and unless a specified event or an event of default occurs. Pursuant to ASC 470, we classify borrowings under the facility as non-current debt.
On April 1, 2009, we entered into an interest rate swap agreement which effectively converted $15.0 million of floating rate debt under our credit facility to a fixed obligation with a LIBOR rate of 1.57%. This agreement will mature (or expire) on April 1, 2011. On March 1, 2010, we entered into an interest rate swap agreement which effectively converted $15.0 million of floating rate debt under our credit facility to a fixed obligation with a LIBOR rate of 1.11%. This agreement will mature (or expire) on September 1, 2011.We have assessed these agreements and concluded that the swaps match the exact terms of the underlying debt to which they are related and therefore are considered perfectly-effective hedges.
In the fourth quarter of fiscal year 2007, we entered into a loan agreement with Banco Ficohsa, a Honduran bank, for our capital expansion in Honduras. The loan is secured by a first-priority lien on the assets of our Honduran operations. During the first quarter of fiscal year 2009, the loan was amended to a fixed interest rate of 6% through June 2010, at which time the interest rate increased to 6.5% for the remainder of the term beginning July 2010. The loan is payable monthly, has a five-year term and is denominated in U.S. dollars. At July 3, 2010, we had $6.9 million outstanding on this loan.
As part of the consideration for the acquisition of Junkfood, additional amounts were payable to the Junkfood sellers if performance targets were met by Junkfood during the period beginning on August 22, 2005 and ending on July 1, 2006 and during each of the three fiscal years thereafter ending on June 27, 2009 (the “Earnout Provisions”). These amounts were payable in the first quarter of the fiscal year subsequent to attaining the performance target. Related to the earnout period ended June 28, 2008, $2.6 million was earned in accordance to the Earnout Provisions and subsequently paid during the first quarter of fiscal year 2009. Based on the financial performance of Junkfood in fiscal year 2009, no earnout payment was made related to the earnout period ended June 27, 2009.
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
As described above, on April 1, 2009 and March 1, 2010, we entered into interest rate swap agreements to manage our interest rate exposure and effectively reduce the impact of future interest rate changes. We assessed these agreements and have concluded that each met the requirements to be accounted for as a hedge.

Changes in the derivatives’ fair values are deferred and are recorded as a component of accumulated other comprehensive income (“AOCI”), net of income taxes, until the underlying transaction is recorded. When the hedged item affects income, gains or losses are reclassified from AOCI to the Consolidated Statements of Operations as interest income/expense. Any ineffectiveness in our hedging relationships is recognized immediately in the Consolidated Statement of Operations. The changes in fair value of the interest rate swap agreements resulted in AOCI, net of taxes, of a gain of $0.5 million as of July 3, 2010 and AOCI, net of taxes, of a loss of $0.1 million as of June 27, 2009.
Operating Cash Flows
Operating activities for fiscal year 2010 provided $32.3 million in cash compared to $21.7 million in cash provided by operating activities for fiscal year 2009. The increase in operating cash flow for fiscal year 2010 resulted primarily from an increase in accounts receivable due to significant revenue growth during the current fiscal year combined with lower inventory levels as we better managed our inventory through improved processing and new business operating systems. Cash flow from operating activities in fiscal year 2009 was primarily due to higher sales and profitability as well managing our working capital.
Investing Cash Flows
Cash used by investing activities for fiscal year 2010 was $8.7 million compared to $11.0 million for fiscal year 2009. In fiscal year 2010, we used $7.0 million in cash for the purchase of property and equipment and invested $1.7 million in the acquisition of businesses. In fiscal year 2009, we used $3.1 million for the purchase of property and equipment and invested $8.0 million in the acquisition of businesses.
Cash expenditures for the purchase of property and equipment for fiscal year 2010 were $7.0 million. These expenditures were primarily to improve our information technology in both our Retail-Ready and Activewear segments and to increase capacity and lower costs in our manufacturing facilities which support both our Retail-Ready and Activewear segments. We spent $3.1 million on capital expenditures in fiscal year 2009 to improve our distribution, inventory and business operating systems.
We expect to spend approximately $8 million in capital expenditures in fiscal year 2011, which includes approximately $3 to $4 million to increase textile and sewing capacity to meet expected sales growth. In addition, we will continue to invest to consolidate and improve our information systems and on maintenance capital in our manufacturing and distribution facilities.
During fiscal year 2010 we used $1.7 million in cash associated with our acquisitions of Art Gun and To The Game. On December 28, 2009, we completed the acquisition of Art Gun, paying $1.0 million in cash at closing for the business. During the first quarter of fiscal year 2010, we made the final payment of $0.7 million for the acquisition of To The Game, which we acquired effective March 29, 2009.
During fiscal year 2009 we used $5.4 million in cash for the acquisition of To The Game and paid $2.6 million to the former Junkfood shareholders associated with the earnout period ended June 28, 2008.
Financing Activities
Cash used in financing activities for fiscal year 2010 was $23.6 million compared to cash used by financing activities of $10.7 million in fiscal year 2009. During fiscal years 2010 and 2009, we used our cash from operating activities, net of our investing activities, to reduce our debt outstanding under our revolving credit facility and to make principal payments on our loan with Banco Ficohsa.
Our credit facility contains limitations on, or prohibitions of, cash dividends. We are allowed to make cash dividends in amounts such that the aggregate amount paid to shareholders since May 16, 2000 does not exceed twenty-five percent (25%) of our cumulative net income calculated from May 16, 2000 to the date of determination. At July 3, 2010 and June 27, 2009, there was $14.7 million and $11.7 million, respectively, of retained earnings free of restrictions for the payment of dividends. No dividends were paid to our shareholders in fiscal years 2010 and 2009.
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
The following table summarizes our contractual cash obligations, as of July 3, 2010, by future period.

	Payments Due by Period (in thousands)
		Less than	1 - 3	3 – 5	After 5
	Total	1 year	years	years	years
Contractual Obligations:
Long-term debt (a)	$68,073	$5,718	$62,355	$—	$—
Operating leases	41,040	8,907	15,079	14,584	2,470
Capital leases	204	104	90	10	—
Letters of credit	2,793	2,793	—	—	—
Royalty guarantees	2,936	722	1,364	850	—
Purchase obligations	54,789	54,789	—	—	—

Total (b)	$169,835	$73,033	$78,888	$15,444	$2,470

(a)	We exclude interest payments from these amounts because the cash outlay for the interest is unknown and can not be reliably estimated because the majority of the debt is under a revolving credit facility. Interest payments will be determined based upon the daily outstanding balance of the revolving credit facility and the prevailing interest rate during that time.

(b)	We excluded deferred income tax liabilities of $3.8 million from the contractual cash obligations table because we believe inclusion would not be meaningful. Refer to Note 9 of our audited consolidated financial statements. Deferred income tax liabilities are calculated based on temporary differences between tax bases of assets and liabilities and their respective book bases, which will result in taxable amounts in future years when the liabilities are settled at their reported financial statement amounts. The results of these calculations do not have a direct connection with the amount of cash taxes to be paid in any future periods and therefore would not relate to liquidity needs. As a result, including deferred income tax liabilities as payments due by period in the schedule could be misleading.
Off-Balance Sheet Arrangements
As of July 3, 2010, we do not have any off-balance sheet arrangements that are material to our financial condition, results of operations or cash flows as defined by Item 303(a)(4) of Regulation S-K promulgated by the SEC other than the letters of credit, operating leases, and purchase obligations described above. We have entered into derivative interest rate contracts as described and included below in “Quantitative and Qualitative Disclosures about Market Risk” in Item 6A of this report.
Dividends and Purchases of our Own Shares
Future cash dividend payments or purchases of our own shares will largely depend on our earnings, financial condition, capital requirements, compliance with loan covenants and other relevant factors. Our credit facility permits the payment of cash dividends in amounts such that the aggregate amount paid to shareholders since May 16, 2000 does not exceed twenty-five percent (25%) of our cumulative net income calculated from May 16, 2000 to the date of determination. At July 3, 2010, there was $14.7 million of retained earnings free of restrictions for the payment of dividends.
During the fiscal year ended July 3, 2010, we did not purchase any shares of our common stock pursuant to our Stock Repurchase Program. Since the inception of the program, we have purchased 1,024,771 shares of our stock under the program at a total cost of $9.1 million. We currently have authorization from our Board of Directors to spend up to $15.0 million for share repurchases under the Stock Repurchase Program, of which $5.9 million remains available for share repurchases. All purchases are made at the discretion of our management.
Dividend Program
On April 18, 2002, our Board of Directors adopted a quarterly dividend program. On October 29, 2007, the Board of Directors elected to suspend payment of our quarterly dividend on common stock. No cash dividends were paid during fiscal years 2010 and 2009.

CRITICAL ACCOUNTING POLICIES
Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which were prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We base our estimates and judgments on historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our most critical accounting estimates, discussed below, pertain to revenue recognition, accounts receivable and related reserves, inventory and related reserves, the carrying value of goodwill, stock-based compensation and the accounting for income taxes.
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
Accounts Receivable and Related Reserves
In the normal course of business, we extend credit to our customers based upon defined credit criteria. Accounts receivable, as shown on our Consolidated Balance Sheet, are net of related reserves. We estimate the net collectibility of our accounts receivable and establish an allowance for doubtful accounts based upon this assessment. In situations where we are aware of a specific customer’s inability to meet its financial obligation, such as in the case of a bankruptcy filing, a specific reserve for bad debts is recorded against amounts due to reduce the net recognized receivable to the amount reasonably expected to be collected. For all other customers, reserves are determined through analysis of the aging of accounts receivable balances, historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in customer payment terms. In addition, reserves are established for other concessions that have been extended to customers, including advertising, markdowns and chargebacks, net of historical recoveries. These reserves are determined based upon reviews of open invoices, historical deduction trends and evaluation of current market conditions. Significant changes in customer concentration or payment terms, deterioration of customer credit-worthiness or weakening in economic trends could have a significant impact on the collectibility of receivables and our operating results.
Inventories and Related Reserves
Our inventory is stated at the lower of cost or market using the first-in, first-out method. Inventory cost includes materials, labor and manufacturing overhead on manufactured inventory and all direct costs, including inbound freight, and the associated costs to acquire our sourced products. We regularly review inventory quantities on hand and record a provision for damaged, excess and out of style or otherwise obsolete inventory based on our historical selling prices for these products, current market conditions, and our forecast of product demand for the next twelve months. If actual market conditions are less favorable than those projected, or if sell-through of the inventory is more difficult than anticipated, additional inventory write-downs may be required.
Goodwill
In August 2005, we acquired Junkfood Clothing Company and recorded $16.8 million of goodwill associated with the business. In December 2009, we acquired Art Gun and recorded $0.7 million of goodwill associated with the business. Goodwill represents the excess of the purchase price and related costs over the value assigned to net tangible and identifiable intangible assets of businesses acquired. We did not record any indefinite-lived intangibles associated with either of these acquisitions. Goodwill must be tested for impairment at least annually, or more frequently if events or changes in circumstances indicate that the carrying amount may be impaired, and is required to be written down when impaired. The goodwill impairment testing process involves the use of significant assumptions, estimates and judgments, and is subject to inherent uncertainties and subjectivity. Estimating a reporting unit’s discounted cash flows involves the use of significant assumptions, estimates and judgments with respect to a variety of factors, including sales, gross margin and selling, general and administrative rates, capital expenditures, cash flows and the selection of an appropriate discount rate. Projected sales, gross margin and selling, general and administrative expense rate assumptions and capital expenditures are based on our annual business plans and other forecasted results. Discount rates reflect market-based estimates of the risks associated with the projected cash flows of the reporting unit directly resulting from the use of its assets in its operations. These estimates are based on the best information available to us as of the date of the impairment assessment.
We completed our annual test of goodwill as of December 31, 2009. Under the first step of the impairment analysis, we considered both the income approach, which estimates the fair value based on the future discounted cash flows, and the market approach, which estimates the fair value based on comparable market prices. The fair value of Junkfood, a reporting unit included in the Retail-Ready segment, was determined based on the income approach and then compared to the results of the market approach for reasonableness. We assumed a cash flow period of four and a half years with a residual growth rate of 3%. We used a discount rate of 16.5%, consistent with the prior year impairment analysis. We did not identify any impairment as a result of the test. We experienced sales growth and improved profitability during fiscal year 2010. In addition to these positive factors, we also noted no indicators that would require a need to test for impairment subsequent to our annual test. As the general economic environment and our market capitalization remained depressed compared to historical results, we estimated the fair value of all of our reporting units in connection with the completion of our annual test by discounting their estimated future cash flows to present value and reconciled the aggregate estimated fair value of all reporting units to the trading value of our common stock, noting a reasonable control premium.
Given the current macro-economic environment and the uncertainties regarding its potential impact on our business, there can be no assurance that our estimates and assumptions used in our impairment tests will prove to be accurate predictions of the future. If our assumptions regarding forecasted cash flows are not achieved, it is possible that an impairment review may be triggered and goodwill may be determined to be impaired.
Share-Based Compensation
Share-based compensation cost is determined using the fair value method as prescribed in Financial Accounting Standards Board (“FASB”) Codification No. 718, Compensation – Stock Compensation (“ASC 718”). Under the fair value recognition provisions of ASC 718 compensation cost is measured at the grant date based on the fair value of the award and is recognized over the award vesting period. We determine the fair value of each stock option at the date of grant using the Black-Scholes options pricing model. This model requires that we estimate a risk-free interest rate, the volatility of the price of our common stock, the dividend yield, and the expected life of the options. The use of a different estimate for any one of these components could have a material impact on the amount of calculated compensation expense. Refer to Note 2 and Note 12 to the Consolidated Financial Statements for a further discussion on stock-based compensation.
Income Taxes
We use the liability method of accounting for income taxes, which requires recognition of temporary differences between financial statement and income tax basis of assets and liabilities measured by enacted tax rates. We have recorded deferred tax assets for certain state operating loss carryforwards and nondeductible accruals. We established a valuation allowance related to certain of our state operating loss carryforward amounts in accordance with the provisions of FASB Codification No. 740, Income Taxes (“ASC 740”). We continually review the adequacy of the valuation allowance and recognize the benefits of deferred tax assets if reassessment indicates that it is more likely than not that the deferred tax assets will be realized based on earnings forecasts in the respective state tax jurisdictions. We had net operating loss carryforwards (“NOLs”) in fiscal years 2010 and 2009 of approximately $18.8 million and $22.3 million, respectively, for state tax purposes and a related valuation allowance against the NOLs of approximately $108.4 thousand at July 3, 2010 and $24.5 thousand as of June 27, 2009. These carryforwards expire at various intervals through 2030.
As of July 3, 2010, we had $2.9 million of charitable contribution carryforwards for federal income tax purposes, of which $1.6 million expires in fiscal year 2012, $1.2 million expires in fiscal year 2013, and $95 thousand expires in fiscal year 2014. The future charitable contribution deduction is limited to 10% of taxable income for each year. Based upon our current year taxable income as well as our forecasts of future taxable income, we expect that we will have sufficient profits to use all of the charitable contributions before they expire. Therefore, in the third quarter of fiscal year 2010, we reversed a prior valuation allowance against the deferred tax asset associated with the charitable contribution carryforward. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

RECENT ACCOUNTING STANDARDS
For information regarding recently issued accounting standards, refer to Note 2(z) and 2(aa) to our Consolidated Financial Statements.
ITEM 6A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Commodity Risk Sensitivity
We have a supply agreement with Parkdale America, LLC (“Parkdale”) to supply our yarn requirements until December 31, 2011. Under the supply agreement, we purchase from Parkdale all of our yarn requirements for use in our manufacturing operations, excluding yarns that Parkdale does not manufacture or cannot manufacture due to temporary capacity constraints. The purchase price of yarn is based upon the cost of cotton plus a fixed conversion cost. Thus, we are subject to the commodity risk of cotton prices and cotton price movements, which could result in unfavorable yarn pricing for us. We fix the cotton prices as a component of the purchase price of yarn, pursuant to the supply agreement, in advance of the shipment of finished yarn from Parkdale. Prices are set according to prevailing prices, as reported by the New York Cotton Exchange, at the time we elect to fix specific cotton prices.
Yarn with respect to which we have fixed cotton prices at July 3, 2010 was valued at $31.3 million, and is scheduled for delivery between July 2010 and March 2011. At July 3, 2010, a 10% decline in the market price of the cotton covered by our fixed price yarn would have had a negative impact of approximately $2.4 million on the value of the yarn. This compares to what would have been a negative impact of $1.6 million at the 2009 fiscal year end based on the yarn with fixed cotton prices at June 27, 2009. The impact of a 10% decline in the market price of the cotton covered by our fixed price yarn would have been greater at July 3, 2010 than at June 27, 2009 due to increased commitments and higher cotton prices at July 3, 2010 compared to June 27, 2009.
We may use derivatives, including cotton option contracts, to manage our exposure to movements in commodity prices. We do not designate our options as hedge instruments upon inception. Accordingly, we mark to market changes in the fair market value of the options in cost of sales in the statements of income. We did not own any cotton options contracts on July 3, 2010 or June 27, 2009.
Interest Rate Sensitivity
Our credit agreements provide that the outstanding amounts owed shall bear interest at variable rates. If the amount of outstanding indebtedness at July 3, 2010 under the revolving credit facility had been outstanding during the entire year and the interest rate on this outstanding indebtedness was increased by 100 basis points, our expense would have increased by approximately $0.6 million, or 17.4%, for the fiscal year. This compares to an increase of $0.8 million, or 17.2%, for the 2009 fiscal year based on the outstanding indebtedness at June 27, 2009. The effect of a 100 basis point increase in interest rates would have had a smaller dollar impact for the year-ended July 3, 2010 compared to the year-ended June 27, 2009 due to the lower debt levels outstanding on July 3, 2010. However, the percentage increase for fiscal year 2010 is higher because our total interest expense for fiscal year 2010 was lower than our total interest expense for fiscal year 2009. The actual increase in interest expense resulting from a change in interest rates would depend on the magnitude of the increase in rates and the average principal balance outstanding.
Derivatives
On April 1, 2009, we entered into an interest rate swap agreement which effectively converted $15.0 million of floating rate debt under our credit facility to a fixed obligation with a LIBOR rate of 1.57%. This agreement will mature (or expire) on April 1, 2011. On March 1, 2010, we entered into an interest rate swap agreement which effectively converted $15.0 million of floating rate debt under our credit facility to a fixed obligation with a LIBOR rate of 1.11%. This agreement will mature (or expire) on September 1, 2011. We have assessed these agreements and concluded that the swap agreements match the exact terms of the underlying debt to which they are related and therefore are considered perfectly-effective hedges.
Changes in the derivatives’ fair values are deferred and are recorded as a component of accumulated other comprehensive income (“AOCI”), net of income taxes, until the underlying transaction is recorded. When the hedged item affects income, gains or losses are reclassified from AOCI to the Consolidated Statements of Operations as interest income/expense. Any ineffectiveness in our hedging relationships is recognized immediately in the Consolidated Statement of Operations. The changes in fair value of the interest rate swap and collar agreements resulted in AOCI, net of taxes, of a gain of $0.5 million as of July 3, 2010 and AOCI, net of taxes, of a loss of $0.1 million as of June 27, 2009.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Our consolidated financial statements for each of the fiscal years in the three-year period ended July 3, 2010, together with the Report of Independent Registered Public Accounting Firm thereon, are included in this report commencing on page F-1 and are listed under Part IV, Item 14 in this report.
ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.
ITEM 8A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of July 3, 2010 and, based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures were effective at the evaluation date.
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
Under the supervision and with the participation of our management, including our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of July 3, 2010 based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The scope of our efforts to comply with the Section 404 Rules with respect to fiscal year 2010 included all of our operations. Based on our evaluation, our management has concluded that, as of July 3, 2010, our internal control over financial reporting is effective.
The effectiveness of our internal control over financial reporting as of July 3, 2010 has been audited by Ernst & Young LLP, our independent registered public accounting firm, who also audited our consolidated financial statements. Ernst & Young’s attestation report on our internal controls over financial reporting is included herein.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting during the fourth quarter of fiscal year 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of Delta Apparel, Inc. and subsidiaries
We have audited Delta Apparel, Inc. and subsidiaries’ internal control over financial reporting as of July 3, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Delta Apparel, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Delta Apparel Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of July 3, 2010, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Delta Apparel Inc. and subsidiaries as of July 3, 2010 and June 27, 2009 and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended July 3, 2010 of Delta Apparel Inc. and subsidiaries, and our report dated September 1, 2010 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Atlanta, Georgia
September 1, 2010

ITEM 8B. OTHER INFORMATION
Not applicable.
PART III
ITEM 9. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item is incorporated herein by reference from the portions of the definitive Proxy Statement to be filed with the Securities and Exchange Commission on or prior to 120 days following the end of our fiscal year under the headings “Election of Directors”, “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance.”
All of our employees, including our Chief Executive Officer and Chief Financial Officer (who is also our principal accounting officer), are required to abide by our business conduct policies to ensure that our business is conducted in a consistently legal and ethical manner. We adopted a code of business conduct and ethics known as our Ethics Policy Statement. The Ethics Policy Statement is available on our website. In the event that we amend or waive any of the provisions of the Ethics Policy Statement applicable to our Chief Executive Officer or Chief Financial Officer, we intend to disclose the same on our website at www.deltaapparelinc.com.
ITEM 10. EXECUTIVE COMPENSATION
The information required by this Item is incorporated herein by reference from the portions of the definitive Proxy Statement to be filed with the Securities and Exchange Commission on or prior to 120 days following the end of our fiscal year under the headings “Compensation Discussion and Analysis”, “Compensation Tables,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report.”
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information relating to security ownership by certain beneficial owners and management is incorporated herein by reference from the portion of the definitive Proxy Statement to be filed with the Securities and Exchange Commission on or prior to 120 days following the end of our fiscal year under the heading “Stock Ownership of Principal Shareholders and Management.”
Set forth in the table below is certain information about securities issuable under our equity compensation plans as of July 3, 2010.

Number of securities
		Weighted-average	remaining available for
	Number of securities to	exercise price of	future issuance under equity
	be issued upon exercise	outstanding	compensation plans
	of outstanding options,	options, warrants	(excluding securities
Plan Category	warrants and rights	and rights	reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	—	—

Equity compensation plans not approved by security holders	1,209,500	$10.07	344,718

Total	1,209,500	$10.07	344,718

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
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated herein by reference from the portion of the definitive Proxy Statement to be filed with the Securities and Exchange Commission on or prior to 120 days following the end of our fiscal year under the headings “Related Party Transactions” and “Election of Directors.”
ITEM 13. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item is incorporated herein by reference from the portion of the definitive Proxy Statement to be filed with the Securities and Exchange Commission on or prior to 120 days following the end of our fiscal year under the headings “Ratification of Appointment of Independent Registered Public Accounting Firm” and “Election of Directors.”
PART IV
ITEM 14. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1) and (2) Financial Statements and Financial Statement Schedules:
•	Report of Independent Registered Public Accounting Firm.

•	Consolidated Balance Sheets as of July 3, 2010 and June 27, 2009.

•	Consolidated Statements of Operations for the years ended July 3, 2010, June 27, 2009 and June 28, 2008.

•	Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss) for the years ended July 3, 2010, June 27, 2009 and June 28, 2008.

•	Consolidated Statements of Cash Flows for the years ended July 3, 2010, June 27, 2009 and June 28, 2008.

•	Notes to Consolidated Financial Statements.
     The following consolidated financial statement schedule of Delta Apparel, Inc. and subsidiaries is included in Item 14(c):
•	Schedule II — Consolidated Valuation and Qualifying Accounts
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
     3.1.4 Amendment to Articles of Incorporation of the Company dated November 8, 2007: Incorporated by reference to Exhibit 3.1.4 to the Company’s Form 10-K filed on August 28, 2009.
     3.2.1 Bylaws of the Company: Incorporated by reference to Exhibit 3.2.1 to the Company’s Form 10-K filed on August 28, 2009.
     3.2.2 Amendment to Bylaws of the Company adopted January 20, 2000: Incorporated by reference to Exhibit 3.2.2 to the Company’s Form 10-K filed on August 28, 2009.
     3.2.3 Amendment to Bylaws of the Company adopted February 17, 2000: Incorporated by reference to Exhibit 3.2.3 to the Company’s Form 10-K filed on August 28, 2009.
     3.2.4 Amendment to Bylaws of the Company adopted June 6, 2000: Incorporated by reference to Exhibit 3.2.4 to the Company’s Form 10-K filed on August 28, 2009.
     3.2.5 Amendment to Bylaws dated August 17, 2006: Incorporated by reference to Exhibit 3.2.5 to the Company’s Form 10-K filed on August 28, 2009.
     3.2.6 Amendment to Bylaws dated August 12, 2009: Incorporated by reference to Exhibit 3.2.6 to the Company’s Form 10-K filed on August 28, 2009.
     4.1 See Exhibits 3.1.1, 3.1.2, 3.1.3, 3.1.4, 3.2.1, 3.2.2, 3.2.3, 3.2.4, 3.2.5, and 3.2.6.
     4.2 Specimen certificate for common stock, par value $0.01 per share, of the Company: Incorporated by reference to Exhibit 4.2 to the Company’s Form 10-12 B/A filed on October 3, 2000.
     10.1 See Exhibits 2.1, 2.1.1, 2.2, and 2.3.
     10.2 Third Amended and Restated Loan and Security Agreement dated as of September 21, 2007 among Delta Apparel, Inc., Junkfood Clothing Company, M. J. Soffe Co., Wells Fargo Bank, National Association, successor by merger to Wachovia Bank, National Association, as Agent, and the financial institutions named therein as Lenders: Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on September 25, 2007.
     10.2.1 Letter Amendment to the Third Amended and Restated Loan and Security Agreement dated March 30, 2009 among Delta Apparel, Inc., M.J. Soffe, LLC, Junkfood Clothing Company, Wells Fargo Bank, National Association, successor by merger to Wachovia Bank, National Association, as Agent, and the financial institutions named therein as Lenders: Incorporated by reference to Exhibit 10.2.1 to the Company’s Form 10-K filed on August 28, 2009.
     10.3 Employment Agreement between Delta Apparel, Inc. and Deborah H. Merrill dated January 29, 2007: Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on February 1, 2007.***
     10.4 Employment Agreement between Delta Apparel, Inc. and Martha M. Watson dated January 29, 2007: Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on February 1, 2007.***
     10.5 Delta Apparel, Inc. 2000 Stock Option Plan, Effective as of February 15, 2000, Amended & Restated March 15, 2000: Incorporated by reference to Exhibit 10.4 to the Company’s Form 10.***
     10.6 Delta Apparel, Inc. Incentive Stock Award Plan, Effective February 15, 2000, Amended & Restated March 15, 2000: Incorporated by reference to Exhibit 10.5 to the Company’s Form 10.***

     10.7 Yarn Supply Agreement dated as of January 5, 2005 between Delta Apparel, Inc. and Parkdale Mills, LLC and Parkdale America, LLC: Incorporated by reference to Exhibit 10.29 to the Company’s Form 10-Q filed on February 9, 2005.**
     10.7.1 First Amendment to Yarn Supply Agreement dated as of June 26, 2009 between Delta Apparel, Inc. and Parkdale Mills, LLC, and Parkdale America, LLC.: Incorporated by reference to Exhibit 10.7.1 to the Company’s Form 10-K filed on August 28, 2009.**
     10.8 Delta Apparel, Inc. 2004 Non-Employee Director Stock Plan: Incorporated by reference to Exhibit 10.30 to the Company’s Form 10-Q filed on May 16, 2005.
     10.9 Employment Agreement between Delta Apparel, Inc. and Kenneth D. Spires dated January 29, 2007: Incorporated by reference to Exhibit 10.19 to the Company’s Form 10-K filed on August 31, 2007.***
     10.10 Employment Agreement between Delta Apparel, Inc. and William T. McGhee dated April 27, 2007: Incorporated by reference to Exhibit 10.19 to the Company’s Form 10-K filed on August 28, 2008. ***
     10.11 Employment Agreement between Delta Apparel, Inc. and Robert W. Humphreys dated June 10, 2009: Incorporated by reference to Exhibit 10.11 to the Company’s Form 10-K filed on August 28, 2009.***
     21 Subsidiaries of the Company.
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
(b) Exhibits
     See Item 14(a)(3) above.
(c) Schedules
See information under (a)(1) and (2) of Item 14.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DELTA APPAREL, INC.
(Registrant)

September 1, 2010	By: /s/ Deborah H. Merrill
Date	Deborah H. Merrill
Vice President, Chief Financial Officer and Treasurer
(principal financial and accounting officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and as of the dates indicated.

/s/ James A. Cochran	8-31-10	/s/ E. Erwin Maddrey, II	8-31-10

James A. Cochran	Date	E. Erwin Maddrey, II	Date
Director		Director

/s/ William F. Garrett	8-31-10	/s/ Deborah H. Merrill	8-31-10

William F. Garrett	Date	Deborah H. Merrill	Date
Director		Vice President, Chief Financial
Officer and Treasurer (principal
financial and accounting officer)

/s/ Elizabeth J. Gatewood	8-31-10	/s/ David Peterson	8-31-10

Elizabeth J. Gatewood	Date	David Peterson	Date
Director		Director

/s/ Robert W. Humphreys	8-31-10	/s/ Robert E. Staton, Sr	8-31-10

Robert W. Humphreys	Date	Robert E. Staton, Sr.	Date
Chairman and Chief Executive Officer		Director

/s/ A. Max Lennon	8-31-10

A. Max Lennon	Date
Director

Delta Apparel, Inc. and Subsidiaries

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of Delta Apparel, Inc. and subsidiaries
We have audited the accompanying consolidated balance sheets of Delta Apparel, Inc. and subsidiaries (the “Company”) as of July 3, 2010 and June 27, 2009, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended July 3, 2010. Our audits also included the financial statement schedule listed in the index at Item 14(d). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at July 3, 2010 and June 27, 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended July 3, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of July 3, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 1, 2010 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Atlanta, Georgia
September 1, 2010

Delta Apparel, Inc. and Subsidiaries
Consolidated Balance Sheets
(Amounts in thousands, except share amounts and per share data)

	July 3, 2010	June 27, 2009
Assets

Current assets:
Cash and cash equivalents	$687	$654
Accounts receivable, less allowances of $2,136 and $3,039, respectively	59,916	55,855
Other receivables	1,075	2,029
Income tax receivable	—	1,755
Inventories, net	116,599	125,887
Prepaid expenses and other current assets	3,475	3,387
Deferred income taxes	3,162	3,475

Total current assets	184,914	193,042

Property, plant and equipment, net	37,694	36,480
Goodwill	17,426	16,814
Intangibles, net	8,016	7,114
Other assets	3,283	3,543

	$251,333	$256,993

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$34,459	$34,103
Accrued expenses	18,862	17,852
Income tax payable	712	—
Current portion of long-term debt	5,718	5,718

Total current liabilities	59,751	57,673

Long-term debt, less current maturities	62,355	85,936
Deferred income taxes	1,826	1,223
Other liabilities	157	16
Contingent consideration	1,530	—

Total liabilities	$125,619	$144,848

Commitments and contingencies

Shareholders’ equity:
Preferred stock—$0.01 par value, 2,000,000 shares authorized, none issued and outstanding	—	—
Common stock —$0.01 par value, 15,000,000 shares authorized, 9,646,972 shares issued, and 8,516,293 and 8,502,699 shares outstanding as of July 3, 2010 and June 27, 2009, respectively	96	96
Additional paid-in capital	59,111	58,301
Retained earnings	75,950	63,763
Accumulated other comprehensive loss	(105)	(565)
Treasury stock —1,130,679 and 1,144,273 shares as of July 3, 2010 and June 27, 2009, respectively	(9,338)	(9,450)

Total shareholders’ equity	125,714	112,145

	$251,333	$256,993

See accompanying notes to consolidated financial statements.

Delta Apparel, Inc. and Subsidiaries
Consolidated Statements of Operations
(Amounts in thousands, except per share data)

	July 3, 2010	June 27, 2009	June 28, 2008
Net sales	$424,411	$355,197		$322,034
Cost of goods sold	323,628	278,758		257,319

Gross profit	100,783	76,439		64,715

Selling, general and administrative expenses	80,695	64,388		59,898
Other income, net	(74)	(96)		(132)
Restructuring costs	—	—		62

Operating income	20,162	12,147		4,887

Interest expense, net	3,509	4,718		6,042

Income (loss) before provision (benefit) for income taxes	16,653	7,429		(1,155)

Provision (benefit) for income taxes	4,466	973		(647)

Net income (loss)	$12,187	$6,456		$(508)

Basic earnings (loss) per share	$1.43	$0.76	$	(0.06)

Diluted earnings (loss) per share	$1.40	$0.76		$(0.06)

Weighted average number of shares outstanding	8,514	8,502		8,480
Dilutive effect of stock options	219	—		—

Weighted average number of shares assuming dilution	8,733	8,502		8,480

Cash dividends declared per common share	$0.00	$0.00		$0.05
See accompanying notes to consolidated financial statements.

Delta Apparel, Inc. and Subsidiaries
Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss)
(Amounts in thousands, except share amounts)

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Total

Balance at June 30, 2007	9,646,972	$96	$55,510	$58,235	$140	1,248,577	$(10,312)	$103,669

Comprehensive income:
Net loss	—		—	(508)	—	—	—	(508)
Unrealized gain on derivatives	—		—	—	(581)	—	—	(581)

Total comprehensive income								(1,089)

Stock grant	—	—	49	—	—	(5,438)	45	94

Employee stock based compensation	—	—	1,030	—	—	—	—	1,030

Stock options exercised under Awards Plan	—	—	842	—	—	(92,916)	767	1,609

Cash dividend ($0.05 per share)	—	—	—	(420)	—	—	—	(420)

Balance at June 28, 2008	9,646,972	96	57,431	57,307	(441)	1,150,223	(9,500)	104,893

Comprehensive income (loss):
Net income	—	—	—	6,456	—	—	—	6,456
Unrealized loss on derivatives	—	—	—	—	(124)	—	—	(124)

Total comprehensive income								6,332

Stock grant	—	—	(7)	—	—	(5,950)	50	43

Employee stock based compensation	—	—	877	—		—	—	877

Balance at June 29, 2009	9,646,972	96	58,301	63,763	(565)	1,144,273	(9,450)	112,145

Comprehensive income:
Net income	—	—	—	12,187	—	—	—	12,187
Unrealized gain on derivatives	—	—	—	—	460	—	—	460

Total comprehensive income								12,647

Stock grant	—	—	5	—	—	(13,594)	112	117

Employee stock based compensation	—	—	805	—	—	—	—	805

Balance at July 3, 2010	9,646,972	$96	$59,111	$75,950	$(105)	1,130,679	$(9,338)	$125,714

See accompanying notes to consolidated financial statements.

Delta Apparel, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Amounts in thousands)

	Year Ended
	July 3, 2010	June 27, 2009	June 28, 2008
Operating activities:
Net income (loss)	$12,187	$6,456	$(508)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	6,203	6,589	5,843
Amortization	585	489	488
Provision (benefit from) deferred income taxes	916	(288)	(822)
(Benefit from) provision for allowances on accounts receivable, net	(903)	(384)	870
Non-cash stock compensation	1,764	1,004	1,208
Loss (gain) on disposal	170	(9)	105
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(2,198)	8,980	(16,438)
Inventories	9,324	2,152	(142)
Prepaid expenses and other current assets	(88)	(219)	(319)
Other non-current assets	262	(188)	(805)
Accounts payable	251	(1,912)	(483)
Accrued expenses	868	635	(2,420)
Income taxes	2,467	(748)	1,185
Other liabilities	461	(826)	131

Net cash provided by (used in) operating activities	32,269	21,731	(12,107)

Investing activities:
Purchases of equipment	(6,965)	(3,058)	(16,590)
Proceeds from sale of equipment	10	40	7
Cash paid for businesses, net of cash acquired	(1,700)	(7,977)	—

Net cash used in investing activities	(8,655)	(10,995)	(16,583)

Financing activities:
Proceeds from long-term debt	409,680	362,297	353,703
Repayment of long-term debt	(433,261)	(372,965)	(324,799)
Dividends paid	—	—	(420)

Net cash (used in) provided by financing activities	(23,581)	(10,668)	28,484

Net increase (decrease) in cash and cash equivalents	33	68	(206)

Cash and cash equivalents at beginning of year	654	586	792

Cash and cash equivalents at end of year	$687	$654	$586

Supplemental cash flow information:
Cash paid during the year for interest	$3,643	$4,867	$5,219

Cash paid (refunded) during the year for income taxes	$1,375	$1,887	$(1,394)

Non-cash financing activity—issuance of common stock	$118	$43	$1,703

See accompanying notes to consolidated financial statements.

Delta Apparel, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
NOTE 1—THE COMPANY
We are an international design, marketing, manufacturing and sourcing company that features a diverse portfolio of high quality branded and private label activewear apparel and headwear. We specialize in selling a variety of casual and athletic products through most distribution channels for these types of goods. Our products are sold to specialty and boutique shops, upscale and traditional department stores, mid-tier retailers, sporting goods stores, screen printers, and private label accounts. In addition, we sell certain products to college bookstores and to the U.S. military. Our products are also available direct to consumers on our websites at www.soffe.com, www.junkfoodclothing.com, and www.deltaapparel.com. Additional products can be viewed at www.2thegame.com and www.thecottonexchange.com. We design and manufacture the majority of our products ourselves, which allows us to provide our customers with consistent, high quality, high-value branded and private label products. Our manufacturing operations are located in the southeastern United States, El Salvador, Honduras, and Mexico. We also use foreign and domestic contractors as additional sources of production. Our distribution facilities are strategically located throughout the United States to better serve our customers.
NOTE 2—SIGNIFICANT ACCOUNTING POLICIES
(a) Basis of Presentation: Our consolidated financial statements include the accounts of Delta Apparel and its wholly owned domestic and foreign subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The equity method of accounting is used for investments in companies where we have less than a 50% ownership interest. We do not exercise control over these companies, nor do we have substantive participating rights. In addition, these are not variable interest entities, and therefore, these investments are accounted for under the equity method of accounting.
We manage our business in two distinct segments: Retail-Ready and Activewear. Although the two segments are similar in their production processes and regulatory environment, they are distinct in their economic characteristics, products and distribution methods.
(b) Fiscal Year: We operate on a 52-53 week fiscal year ending on the Saturday closest to June 30. The 2010 fiscal year was a 53-week year and ended on July 3, 2010. The 2009 and 2008 fiscal years were 52-week years and ended on June 27, 2009 and June 28, 2008, respectively.
(c) Use of Estimates: The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts and disclosures of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates are adjusted to reflect actual experience when necessary. Significant estimates and assumptions affect many items in our financial statements, for example: allowance for doubtful trade receivables, sales returns and allowances, inventory obsolescence, the carrying value of goodwill, stock-based compensation and income tax assets and related valuation allowance. Our actual results may differ from our estimates.
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
(e) Sales Tax: Sales tax collected from customers and remitted to various government agencies are presented on a net basis (excluded from revenues) in the consolidated statements of operations.
(f) Cash and Cash Equivalents: Cash and cash equivalents consists of cash and temporary investments with original maturities of three months or less.

(g) Accounts Receivable: Accounts receivable consists primarily of receivables from our customers and we generally do not require collateral. We actively monitor our exposure to credit risk through the use of credit approvals and credit limits. During fiscal year 2009 we assigned a portion of our trade accounts receivable at our Junkfood division under a factoring agreement. The factoring agreement was terminated effective on July 7, 2009. We accounted for our assignment of receivables under our factoring agreement as a sale in accordance with Financial Accounting Standards Board (“FASB”) Codification No. 860, Transfers and Servicing. The assignment of these receivables was without recourse, provided that the customer orders were approved by the factor prior to shipment of the goods, up to a maximum for each individual account. The agreement did not include provisions for advances from the factor against the assigned receivables. The factor funded the accounts receivable upon collection, or, exclusive of disputed claims, upon 90 days after the due date. The amount due from the factor was included in our accounts receivable on our consolidated balance sheets and changes in the amount due from factor are included in our cash flows from operations. At July 3, 2010, our trade accounts receivable less allowances was $59.9 million, consisting of $62.0 million in accounts receivable, and $2.1 million in allowances. At June 27, 2009, our accounts receivable less allowances was $55.9 million, consisting of $57.3 million in unfactored accounts receivable, $1.6 million due from factor, and $3.0 million in allowances.
(h) Inventories: We state inventories at the lower of cost or market using the first-in, first-out method. Inventory cost includes materials, labor and manufacturing overhead on manufactured inventory and all direct costs, including inbound freight, and the associated costs to acquire our sourced products. Estimated losses on inventories represent reserves for obsolescence, excess quantities, irregulars and slow moving inventory. We estimate losses on the basis of our assessment of the inventory’s net realizable value based upon current market conditions and historical experience. The majority of our raw materials are readily available, and we are not dependent on a single supplier.
(i) Property, Plant and Equipment: Property, plant and equipment are stated at cost. We depreciate and amortize our assets on a straight-line method over the estimated useful lives of the assets, which range from three to twenty years. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the improvements. Assets that we acquire under non-cancelable leases that meet the criteria of capital leases are capitalized in property, plant and equipment and amortized over the useful lives of the related assets. When we retire or dispose of assets, the costs and accumulated depreciation or amortization are removed from the respective accounts and we recognize any related gain or loss. Repairs and maintenance are charged to expense when incurred. Major replacements that substantially extend the useful life of an asset are capitalized and depreciated.
(j) Internally Developed Software Costs. We account for internally developed software in accordance with FASB Codification No. 350-40, Intangibles-Goodwill and Other, Internal-Use Software. After technical feasibility has been established, we capitalize the cost of our software development process, including payroll and payroll benefits, by tracking the software development hours invested in the software projects. We amortize our software development costs in accordance with the estimated economic life of the software, which is generally three to ten years.
(k) Impairment of Long-Lived Assets (Including Amortizable Intangible Assets): In accordance with FASB Codification No. 360, Property, Plant, and Equipment, our long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. When evaluating assets for potential impairment, we compare the carrying amount of the asset to the undiscounted future net cash flows expected to be generated by the asset. If impairment is indicated, the asset is permanently written down to its estimated fair market value (based upon future discounted cash flows) and an impairment loss is recognized. During fiscal year 2009, we closed the Soffe textile production in our Fayetteville, North Carolina facility and moved this production into our existing Maiden and Ceiba Textiles facilities. No impairment losses were required to be recorded in connection with the closing of the Fayetteville, North Carolina textile operations. See Note 15 for further discussion on the restructuring activities and impairment loss.
(l) Goodwill and Intangibles: We have intangibles with a definite life, including the trade name and trademarks, customer relationships, non-compete agreements, and goodwill recorded associated with the acquisition of Junkfood Clothing Company. Additional intangible assets with a definite life, including technology and non-compete agreements, and goodwill have been recorded related to the acquisition of Art Gun, which was completed in the third quarter of fiscal year 2010. Intangible assets are amortized based on their estimated economic lives, ranging from five to twenty years, as detailed in Note 6 — Goodwill and Intangible Assets. Goodwill represents the excess of purchase price over fair value of net identified tangible and intangible assets and liabilities acquired, and are not amortized. The total amount of goodwill is expected to be deductible for tax purposes.
(m) Impairment of Goodwill: We evaluate the carrying value of goodwill annually or more frequently if events or circumstances indicate that an impairment loss may have occurred. Such circumstances could include, but are not limited to, a significant adverse change in business climate, increased competition or other economic conditions. Under FASB Codification No. 350, Intangibles — Goodwill and Other, goodwill is tested at a reporting unit level. Junkfood and Art Gun are the only reporting units with recorded goodwill. The impairment test involves a two-step process. The first step involves comparing the fair value of the reporting unit to which the goodwill is assigned to its carrying amount. If this comparison indicates that a reporting unit’s estimated fair value is less than its carrying value, a second step is required. If applicable, the second step requires us to allocate the estimated fair value of the reporting unit to the estimated fair value of the reporting unit’s net assets, with any fair value in excess of amounts allocated to such net assets representing the implied fair value of goodwill for that reporting unit. If the carrying value of the goodwill exceeds its fair value, the carrying value is written down by an amount equal to such excess.
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
We completed our annual test of goodwill as of December 31, 2009. Under the first step of the impairment analysis, we considered both the income approach, which estimates the fair value based on the future discounted cash flows, and the market approach, which estimates the fair value based on comparable market prices. The fair value of Junkfood, a reporting unit included in the Retail-Ready segment, was determined based on the income approach and then compared to the results of the market approach for reasonableness. We assumed a cash flow period of four and a half years with a residual growth rate of 3%. We used a discount rate of 16.5%, consistent with the prior year impairment analysis. We did not identify any impairment as a result of the test.
Although our sales growth and improved profitability during fiscal year 2010 would not indicate a need to test for impairment between our annual tests, we noted the general deterioration in the economic environment and the resultant decline in our market capitalization. As such, we estimated the fair value of all of our reporting units by discounting their estimated future cash flows to present value and reconciled the aggregate estimated fair value of all reporting units to the trading value of our common stock, noting a reasonable control premium.
Given the current macro-economic environment and the uncertainties regarding its potential impact on our business, there can be no assurance that our estimates and assumptions used in our impairment tests will prove to be accurate predictions of the future. If our assumptions regarding forecasted cash flows are not achieved, it is possible that an impairment review may be triggered and goodwill may be determined to be impaired.
(n) Self-Insurance Reserves: Our medical, prescription and dental care benefits are primarily self-insured. Our self-insurance accruals are based on claims filed and estimates of claims incurred but not reported. We develop estimates of claims incurred but not reported based upon the historical time it takes for a claim to be reported and historical claim amounts. We had self-insurance reserves of approximately $777,000 and $636,000 at July 3, 2010 and June 27, 2009, respectively.
(o) Income Taxes: We account for income taxes under the liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.
(p) Cost of Goods Sold: We include in cost of goods sold all manufacturing and sourcing costs incurred prior to the receipt of finished goods at our distribution facilities. The cost of goods sold principally includes product cost, purchasing costs, inbound freight charges, insurance, and inventory write-downs. Our gross margins may not be comparable to other companies, since some entities include costs related to their distribution network in cost of goods sold and we exclude them from gross margin, including them instead in selling, general and administrative expenses.
(q) Selling, General and Administrative Expense: We include in selling, general and administrative expenses, costs incurred subsequent to the receipt of finished goods at our distribution facilities, such as the cost of stocking, warehousing, and shipping goods for delivery to our customers. Distribution costs included in selling, general and administrative expenses totaled $14.0 million, $13.6 million and $14.3 million in fiscal years 2010, 2009 and 2008, respectively. In addition, selling, general and administrative expenses include costs related to sales associates, administrative personnel cost, advertising and marketing expenses, royalty payments on licensed products and other general and administrative expenses.
(r) Advertising Costs: All costs associated with advertising and promoting our products are expensed during the year in which they are incurred and are included in selling, general and administrative expenses in the consolidated statements of operations. We participate in cooperative advertising programs with our customers. Depending on the customer, our defined cooperative programs allow the customer to use from 1% to 5% of its net purchases from us towards advertisements of our products. Because our products are being specifically advertised, we are receiving an identifiable benefit resulting from the consideration for cooperative advertising. Therefore, pursuant to FASB Codification No. 605-50, Revenue Recognition, Customers Payments and Incentives, we record our cooperative advertising costs as a selling expense based on the net sales sold under the cooperative program and the related cooperative advertising reserve balances are recorded as accrued liabilities. Advertising costs totaled $5.3 million, $4.4 million and $4.3 million in fiscal years 2010, 2009 and 2008, respectively. Included in these costs were $2.2 million, $1.9 million and $1.5 million in fiscal years 2010, 2009 and 2008, respectively, related to our cooperative advertising programs.
(s) Stock Option and Incentive Award Plans: Stock-based compensation is accounted for under the provisions of FASB Codification No 718, Compensation — Stock Compensation (“ASC 718”), the Securities and Exchange Commission Staff Accounting Bulletin No. 107 (“SAB 107”), and the Securities and Exchange Commission Staff Accounting Bulletin No. 110 (“SAB 110”). ASC 718 requires all share-based payments to employees, including grants of employee stock options, to be recognized as expense using a fair value method. We estimate the fair value of stock-based compensation using the Black-Scholes option pricing model. We recognize this fair value, net of estimated forfeitures, as a component of cost of sales and selling, general and administrative expense in the consolidated statements of operations over the vesting period.
(t) Earnings (Loss) per Share: We compute basic earnings per share by dividing net income (loss) by the weighted average number of common shares outstanding during the year pursuant to FASB Codification No 260, Earnings Per Share (“ASC 260”). Diluted earnings per share is calculated, as set forth in ASC 260, by dividing net income (loss) by the weighted average number of common shares outstanding adjusted for the issuance of potentially dilutive shares. Potential dilutive shares consist of common stock issuable under the assumed exercise of outstanding stock options and awards using the treasury stock method. This method, as required by FASB Codification No 718, Compensation — Stock Compensation, assumes that the potential common shares are issued and the proceeds from the exercise, along with the amount of compensation expense attributable to future services, are used to purchase common stock at the exercise date. The difference between the number of potential shares issued and the number of shares purchased is added as incremental shares to the actual number of shares outstanding to compute diluted earnings per share. Outstanding stock options and awards that result in lower potential shares issued than shares purchased under the treasury stock method are not included in the computation of diluted earnings per share since their inclusion would have an anti-dilutive effect on earnings per share. For fiscal year 2010, weighted average shares from stock options and awards totaling 88,000 were not included in the computation of diluted earnings per share since their inclusion would have an anti-dilutive effect on earnings per share.
(u) Foreign Currency Translation: Our functional currency for our foreign operated manufacturing facilities is the United States dollar. We remeasure those assets and liabilities denominated in foreign currencies using exchange rates in effect at each balance sheet date. Fixed assets and the related depreciation or amortization charges are recorded at the exchange rates in effect on the date we acquired the assets. Revenues and expenses denominated in foreign currencies are remeasured using average exchange rates for all periods presented. We recognize the resulting foreign exchange gains and losses as a component of other income and expense in the consolidated statements of operations. These gains and losses are immaterial for all periods presented.
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
(w) Yarn and Cotton Procurements: We have a supply agreement with Parkdale America, LLC (“Parkdale”) to supply our yarn requirements until December 31, 2011. Under the supply agreement, we purchase from Parkdale all of our yarn requirements for use in our manufacturing operations, excluding yarns that Parkdale does not manufacture or cannot manufacture due to temporary capacity constraints. The purchase price of yarn is based upon the cost of cotton plus a fixed conversion cost. Thus, we are subject to the commodity risk of cotton prices and cotton price movements, which could result in unfavorable yarn pricing for us. We fix the cotton prices as a component of the purchase price of yarn, pursuant to the supply agreement, in advance of the shipment of finished yarn from Parkdale. Prices are set according to prevailing prices, as reported by the New York Cotton Exchange, at the time we elect to fix specific cotton prices.
(x) Derivatives: From time to time, we enter into forward contracts, option agreements or other instruments to limit our exposure to fluctuations in interest rates and raw material prices with respect to long-term debt and cotton purchases, respectively. We determine at inception whether the derivative instruments will be accounted for as hedges.
We account for derivatives and hedging activities in accordance with FASB Codification No 815, Derivatives and Hedging (“ASC 815”), as amended. ASC 815 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and hedging activities. It requires the recognition of all derivative instruments as either assets or liabilities in the Consolidated Balance Sheets and measurement of those instruments at fair value. The accounting treatment of changes in fair value depends upon whether or not a derivative instrument is designated as a hedge and, if so, the type of hedge. For derivative financial instruments not designated as a hedge, changes in fair value are recognized in income. For derivatives designated as cash flow hedges, to the extent effective, changes in fair value are recognized in accumulated other comprehensive income (loss) until the hedged item is recognized in income. Ineffectiveness is recognized immediately in income. We formally document all relationships between hedging instruments and hedged items, as well as risk management objectives and strategies for undertaking various hedge transactions, at the inception of those transactions. For derivative financial instruments not designated as a hedge, we recognize the changes in fair value in cost of sales.
No raw material option agreements were purchased during fiscal year 2010, 2009 or 2008. On April 1, 2009, we entered into an interest rate swap agreement which effectively converted $15.0 million of floating rate debt under our credit facility to a fixed obligation with a LIBOR rate of 1.57%. This agreement will mature (or expire) on April 1, 2011. On March 1, 2010, we entered into an interest rate swap agreement which effectively converted $15.0 million of floating rate debt under our credit facility to a fixed obligation with a LIBOR rate of 1.11%. This agreement will mature (or expire) on September 1, 2011. We have assessed these agreements and concluded that the swap agreements match the exact terms of the underlying debt to which they are related and therefore are considered perfectly-effective hedges.
We are exposed to counterparty credit risks on all of our derivatives. Because these amounts are recorded at fair value, the full amount of our exposure is the carrying value of these instruments. We only enter into derivative transactions with well established institutions. Therefore, we believe that our risk is minimal.
The changes in fair value of the interest rate swap agreements resulted in AOCI, net of taxes, of $0.5 million gain and $0.1 million loss for the years ended July 3, 2010 and June 27, 2009, respectively.
(y) Comprehensive (Loss) Income: Other Comprehensive (Loss) Income consists of net (loss) income and unrealized (losses) gains from cash flow hedges and is presented in the Consolidated Statements of Shareholders’ Equity. Accumulated other comprehensive loss contained in the shareholders’ equity section of the Consolidated Balance Sheets in fiscal years 2010 and 2009 consisted of $0.1 million and $0.6 million, respectively, for two interest rate swap agreements in fiscal year 2010 compared to two interest rate swap agreements and an interest rate collar agreement in fiscal year 2009.
(z) Recently Adopted Accounting Pronouncements: In December 2007, the FASB issued Codification No. 805, Business Combinations (“ASC 805”) to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a business combination and its effects. ASC 805 applies to all transactions or other events in which an entity obtains control of one or more businesses, and combinations achieved without the transfer of consideration. In February 2009, the FASB issued a position regarding ASC 805, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies. This position requires an asset or liability arising from a contingency in a business combination to be recognized at fair value if fair value can be reasonably determined. If fair value cannot be reasonably determined, then the asset or liability will need to be recognized in accordance with ASC 450, Accounting for Contingencies. ASC 805, along with the position regarding ASC 805, is effective for business combinations for the first annual reporting period beginning on or after December 15, 2008. We accounted for the Art Gun, LLC acquisition in accordance with ASC 805 on the acquisition date, December 28, 2009, which is described in Note 3 — Art Gun Acquisition. ASC 805 will impact our accounting for any future business combinations, but the effect will depend on the circumstances of the particular acquisition.
In April 2008, the FASB issued a position for Determination of the Useful Life of Intangible Assets under Codification No. 350, Goodwill and Other Intangible Assets (“ASC 350”). The position amends the factors that must be considered in developing renewal or extension assumptions used to determine the useful life over which to amortize the cost of a recognized intangible asset under ASC 350. ASC 350 is effective for fiscal years beginning after December 15, 2008 and the interim periods within those fiscal years. We accounted for the Art Gun, LLC acquisition in accordance with ASC 350 on the acquisition date, December 28, 2009, which is described in Note 3 — Art Gun Acquisition. ASC 350 will impact our accounting for any future acquisitions of intangible assets, but the effect will depend on the circumstances of the particular acquisition.
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
In February 2010, the FASB issued Accounting Standards Update No. 2010-09, Amendments to Certain Recognition and Disclosure Requirements (“ASU 2010-09”), an amendment to ASC Topic 855, Subsequent Events. This amendment removed the requirement for an SEC registrant to disclose the date through which subsequent events are evaluated. This guidance was effective immediately and we adopted these new requirements for the period ended July 3, 2010. The adoption of ASU 2010-09 had no impact on our financial position and results of operations.
(aa) Recently Issued Accounting Pronouncements Not Yet Adopted: In June 2009, the FASB issued Codification No. 810-10, Consolidation of Variable Interest Entities (“ASC 810-10”), and issued Accounting Standards Update No. 2009-17, Consolidations: Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (“ASU 2009-17”), to improve financial reporting by enterprises involved with variable interest entities. They require an entity to qualitatively assess the determination of the primary beneficiary of a variable interest entity (“VIE”) based on whether the entity (1) has the power to direct the activities of the VIE that most significantly impact the entity’s economic performance and (2) has the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. They also require an ongoing reconsideration of the primary beneficiary, and amends the events that trigger a reassessment of whether an entity is a VIE. Enhanced disclosures are also required to provide information about an entity’s involvement in a VIE. ASC 810-10 and ASU 2009-17 are effective for annual reporting beginning after November 15, 2009. We are currently evaluating the effect that the adoption of ASU 2009-17 will have on our financial position and results of operations, but do not expect that the adoption of ASU 2009-17 will have a material impact on our financial statements.
(bb) Subsequent Events: On July 12, 2010, through our newly-formed, wholly-owned subsidiary, TCX, LLC (“TCX”), we acquired substantially all of the net assets of HPM Apparel, Inc. d/b/a The Cotton Exchange pursuant to an Asset Purchase Agreement dated July 5, 2010. The Cotton Exchange designs and markets decorated casual apparel to college bookstores, the U.S. military and other retail accounts. We paid a total of $9.0 million for the net assets of the business, including accounts receivable, inventory, fixed assets and assumed certain liabilities. The purchase price is subject to a post-closing adjustment based on the actual working capital acquired. We expect to finalize the working capital adjustment in the first quarter of fiscal year 2011. No goodwill or intangibles are expected to be recorded on the Company’s financial statements in connection with this acquisition. We financed the acquisition under our existing asset-based secured revolving credit facility with no changes to the underlying terms of the credit facility.
NOTE 3—ACQUISITIONS
Art Gun Acquisition
On December 28, 2009, through our wholly-owned subsidiary, Art Gun, LLC (“Art Gun”), we acquired substantially all of the net assets of Art Gun Technologies, LLC (“Art Gun Acquisition”). Through its innovative technology, Art Gun provides shoppers the ability to choose a basic garment and design a unique graphic to create a one-of-a-kind customized product. We purchased the associated accounts receivable, inventory, fixed assets and intangibles of the business, and assumed certain liabilities. The aggregate consideration for the Art Gun Acquisition included $1.0 million paid in cash at closing, which was financed through our asset-based secured revolving credit facility. Additional amounts are due to the Art Gun sellers if performance targets are met by Art Gun during each of the fiscal years beginning on July 4, 2010 and ending on July 1, 2017.
We have finalized the valuation for the assets acquired and liabilities assumed and have determined the final allocation of the purchase price. The Art Gun Acquisition is being accounted for pursuant to FASB Codification No. ASC 805, Business

Combinations with the purchase price, including contingent consideration, allocated based upon fair value. We identified and recorded certain intangible assets with definite lives, including technology and non-compete agreements, and goodwill associated with the Art Gun Acquisition. Art Gun is included in the consolidated financial statements since its acquisition on December 28, 2009.
To The Game Acquisition
Effective on March 29, 2009, we acquired substantially all of the assets of Gekko Brands, a premier supplier of licensed and decorated headwear sold under the brands of “The Game®” and “Kudzu®” (the “To The Game Acquisition”). No goodwill or intangibles were recorded in association with the purchase. We are operating To The Game, headquartered in Phenix City, Alabama, as a separate business within our Retail-Ready segment. The total purchase price was $5.7 million, with $5.0 million paid at closing and $0.7 million due 120 days after closing, which was paid in the first quarter of fiscal year 2010. We allocated the purchase price (including direct acquisition costs) to the assets acquired and liabilities assumed based on their fair values using one or more of the following valuation techniques, all of which are considered level two inputs based on the fair value hierarchy: (a) market approach using prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities; or (b) cost approach using amounts that would be required to replace the service capacity of an asset. Based on our purchase price allocation, no value was placed on fixed assets, intangibles or goodwill. The acquisition was financed through our asset-based secured revolving credit facility. In conjunction with the acquisition, we exercised the accordion feature under our existing credit facility, bringing the maximum line of credit to $110 million, subject to borrowing base restrictions. To The Game is included in the consolidated financial statements since its acquisition on March 29, 2009.
NOTE 4—INVENTORIES
Inventories consist of the following (in thousands):

	July 3,	June 27,
	2010	2009
Raw materials	$10,604	$9,626
Work in process	21,277	21,842
Finished goods	84,718	94,419

	$116,599	$125,887

Raw materials at July 3, 2010 include finished yarn and direct materials for the Activewear segment and direct embellishment materials and undecorated garments and headwear for the Retail-Ready segment. Raw materials at June 27, 2009 include finished yarn and direct materials for the Activewear segment and finished yarn, direct materials and undecorated garments and headwear for the Retail-Ready segment.
NOTE 5—PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consist of the following (in thousands):

	Estimated	July 3,	June 27,
	Useful Life	2010	2009
Land and land improvements	N/A	$993	$993
Buildings	10-20 years	7,292	7,227
Machinery and equipment	5-15 years	58,620	56,834
Computers and software	3-10 years	14,973	10,073
Furniture and fixtures	7 years	4,465	4,104
Leasehold improvements	3-10 years	1,986	1,797
Automobiles	5 years	486	453
Construction in progress	N/A	3,148	3,559

		91,963	85,040
Less accumulated depreciation and amortization		(54,269)	(48,560)

		$37,694	$36,480

NOTE 6—GOODWILL AND INTANGIBLE ASSETS
Components of intangible assets are as follows (in thousands):

	July 3,	June 27,	Economic
	2010	2009	Life

Goodwill	$17,426	$16,814	N/A

Intangibles:
Tradename/trademarks	1,530	1,530	20 yrs
Customer relationships	7,220	7,220	20 yrs
Technology	1,220	—	10 yrs
Non-compete agreements	517	250	4 – 8.5 yrs

Total intangibles	10,487	9,000

Less accumulated amortization	(2,471)	(1,886)

	$8,016	$7,114

Amortization expense for intangible assets was $0.6 million for the year ended July 3, 2010 and $0.5 million each for the years ended June 27, 2009 and June 28, 2008. Amortization expense is estimated to be approximately $0.5 million for fiscal year 2011 and succeeding fiscal years.
NOTE 7—ACCRUED EXPENSES
Accrued expenses consist of the following (in thousands):

	July 3,	June 27,
	2010	2009
Accrued employee compensation and benefits	$10,460	$7,610
Taxes accrued and withheld	230	770
Accrued insurance	777	637
Accrued advertising	772	909
Accrued royalties	1,562	1,611
Accrued commissions	916	700
Derivative liability	105	902
Other	4,040	4,713

	$18,862	$17,852

NOTE 8—LONG-TERM DEBT
Long-term debt consists of the following (in thousands):

	July 3,	June 27,
	2010	2009
Revolving credit facility secured by receivables, inventory, property and equipment, interest at prime rate or LIBOR rate plus an applicable margin (interest at 1.54% on July 3, 2010) due September 2012	$61,152	$81,352
Capital expansion loan agreement with Banco Ficohsa, a Honduran bank, interest at 6% until June 2010, 6.5% for the remainder of the term beginning in July 2010, payable monthly with a five-year term (denominated in U. S. dollars)	6,921	10,302

	68,073	91,654
Less current installments	(5,718)	(5,718)

Long-term debt, excluding current installments	$62,355	$85,936

On September 21, 2007, Delta Apparel, Junkfood and Soffe entered into a Third Amended and Restated Loan and Security Agreement (the “Amended Loan Agreement”) with Wells Fargo Bank, National Association, successor by merger to Wachovia Bank, National Association, as Agent, and the financial institutions named in the Amended Loan Agreement as Lenders. The Amended Loan Agreement provided us with a $100 million credit line (subject to borrowing base limitations based on the value and type of collateral provided) that matures on September 12, 2012. On March 30, 2009, we invoked the accordion feature in the Amended Loan Agreement, increasing the maximum line of credit from $100 million to $110 million and adding PNC Bank, National Association to the syndicate of lenders under the facility with a $10 million commitment. Proceeds of the loans under the Amended Loan Agreement may be used for general operating, working capital, other corporate purposes, and to finance fees and expenses under the facility.
The credit facility is secured by a first-priority lien on substantially all of the real and personal property of Delta Apparel, Junkfood, Soffe, To The Game, Art Gun, and TCX. All loans under the credit agreement bear interest at rates based on either an adjusted LIBOR rate plus an applicable margin or a bank’s prime rate plus an applicable margin. The facility requires monthly installment payments of approximately $0.2 million in connection with fixed asset amortizations, and these amounts reduce the amount of availability under the facility. Annual facility fees are ..25% of the amount by which $110 million exceeds the average daily principal balance of the outstanding loans and letters of credit accommodations and are charged monthly based on the principal balances during the immediately preceding month.
Our credit facility includes the financial covenant that if the amount of availability falls below $10 million, our Fixed Charge Coverage Ratio (“FCCR”) (as defined in the Amended Loan Agreement) for the preceding 12 month period must not be less than 1.1 to 1.0 and otherwise includes customary conditions to funding, covenants, and events of default. As of July 3, 2010, our FCCR was 4.0x for the preceding 12 months, thus exceeding the 1.1 to 1.0 requirement allowing access, if needed, the total amount of availability provided for under the Amended Loan Agreement. We expect to continue to meet the FCCR for fiscal year 2011. At July 3, 2010, we had $61.2 million outstanding under our credit facility at an average interest rate of 1.5% and had the ability to borrow an additional $35.5 million.
Proceeds of the loans may be used for general operating, working capital, other corporate purposes, and to finance fees and expenses under the facility. Our credit facility contains limitations on, or prohibitions of, cash dividends. We are allowed to make cash dividends in amounts such that the aggregate amount paid to shareholders since May 16, 2000 does not exceed twenty-five percent (25%) of our cumulative net income calculated from May 16, 2000 to the date of determination. At July 3, 2010 and June 27, 2009, there was $14.7 million and $11.7 million, respectively, of retained earnings free of restrictions for the payment of dividends.
The credit facility contains a subjective acceleration clause and a “springing” lockbox arrangement (as defined in ASC 470, Debt), whereby remittances from customers will be forwarded to our general bank account and will not reduce the outstanding debt until and unless a specified event or an event of default occurs. Pursuant to ASC 470, we classify borrowings under the facility as non-current debt.
In the fourth quarter of fiscal year 2007, we entered into a loan agreement with Banco Ficohsa, a Honduran bank, for our capital expansion in Honduras. The loan is secured by a first-priority lien on the assets of our Honduran operations. During the first quarter of fiscal year 2009, the loan was amended to a fixed interest rate of 6% through June 2010, at which time the interest rate increased to 6.5% for the remainder of the term beginning in July 2010. The loan is payable monthly, has a five-year term and is denominated in U.S. dollars. At July 3, 2010, we had $6.9 million outstanding on this loan.
The aggregate maturities of debt at July 3, 2010 are as follows (in thousands):

Fiscal Year
2011	$5,718
2012	5,264
2013	57,091

$68,073

NOTE 9—INCOME TAXES
The provision (benefit) for income taxes consisted of (in thousands):

	Year ended
	July 3,	June 27,	June 28,
	2010	2009	2008
Current:
Federal	$3,317	$954	$(687)
State	288	262	599
Foreign	148	154	119

Total current	$3,753	$1,370	$31

Deferred:
Federal	$115	$33	$(539)
State	598	(430)	(139)

Total deferred	713	(397)	(678)

Provision (benefit) for income taxes	$4,466	$973	$(647)

A reconciliation between actual provision (benefit) for income taxes and the provision (benefit) for income taxes computed using the federal statutory income tax rate of 34% is as follows (in thousands):

	Year ended
	July 3,	June 27,	June 28,
	2010	2009	2008
Income tax expense at the statutory rate	$5,662	$2,525	$(393)
State income tax expense net of federal income tax effect	358	112	(375)
Rate difference and nondeductible items in foreign jurisdictions	(12)	25	(33)
Permanent reinvestment of foreign earnings	(1,765)	(1,441)	(580)
Valuation allowance adjustments	84	(374)	681
Nondeductible amortization and other permanent differences	95	59	(138)
Amended return and charitable contribution adjustments	(20)	24	177
Other	64	43	14

Provision (benefit) for income taxes	$4,466	$973	$(647)

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

	July 3,	June 27,
	2010	2009
Deferred tax assets:
State net operating loss carryforward	$792	$952
Charitable donation carryforward	757	1,039
Derivative — interest rate contract	66	354
Currently nondeductible accruals	3,665	3,596

Gross deferred tax assets	5,280	5,941

Less valuation allowance — Charitable	—	(353)
Less valuation allowance — State net operating loss	(108)	(25)

Net deferred tax assets	5,172	5,563

Deferred tax liabilities:
Depreciation	(1,738)	(1,590)
Goodwill and intangibles	(2,081)	(1,636)
Other	(17)	(85)

Gross deferred tax liabilities	(3,836)	(3,311)

Net deferred tax asset	$1,336	$2,252

As of July 3, 2010, we had $2.9 million of charitable contribution carryforwards for federal income tax purposes, of which $1.6 million expires in fiscal year 2012, $1.2 million expires in fiscal year 2013, and $95 thousand expires in fiscal year 2014. The future charitable contribution deduction is limited to 10% of taxable income for each year. Based upon our forecasts, we expect that we will have sufficient profits to use all of the charitable contributions before they expire. Therefore, in the quarter ended March 27, 2010, we reversed a prior valuation allowance in the amount of $353 thousand against the deferred tax asset associated with the charitable contribution carryforward. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.
As of July 3, 2010 and June 27, 2009, we had operating loss carryforwards of approximately $18.8 million and $22.3 million, respectively, for state purposes. These carryforwards expire at various intervals through 2030. Our deferred tax asset related to state net operating loss carryforwards is reduced by a valuation allowance to result in deferred tax assets we consider more likely than not to be realized. For the year ended July 3, 2010, the net change in the total valuation allowance for the state net operating loss carryforwards was an increase of $84 thousand. The ultimate realization of deferred tax assets depends upon the generation of future taxable income during the periods in which those temporary differences become deductible.
We adopted FASB Codification No. 740, Income Taxes (“ASC 740”) on July 1, 2007. ASC 740 requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not (i.e., a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. The tax years 2006 to 2009, according to statute, remain open to examination by the major taxing jurisdictions to which we are subject. Upon adoption of ASC 740, we did not have any material unrecognized tax benefits, nor did we have any material unrecognized tax benefits as of July 3, 2010. We recognize interest and penalties accrued related to unrecognized tax benefits as components of our income tax provision. We did not have any interest and penalties accrued upon adoption of ASC 740, nor did we have any interest and penalties accrued related to unrecognized tax benefits as of July 3, 2010.
NOTE 10—LEASES
We have several non-cancelable operating leases primarily related to buildings, office equipment, machinery and equipment, and computer systems. Certain land and building leases have renewal options generally for periods ranging from 5 to 10 years.
Future minimum lease payments under non-cancelable operating leases as of July 3, 2010 were as follows (in thousands):

Fiscal Year
2011	$8,907
2012	8,054
2013	7,025
2014	6,005
2015	5,269
Thereafter	5,780

$41,040

Rent expense for all operating leases was approximately $9.1 million, $6.5 million and $6.2 million for fiscal years 2010, 2009, and 2008, respectively.
NOTE 11—EMPLOYEE BENEFIT PLANS
We sponsor and maintain a 401(k) retirement savings plan (the “401(k) Plan”) for our employees who meet certain service and age requirements. The 401(k) Plan permits participants to make pre-tax contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code. The 401(k) Plan provides for us to make a guaranteed match of the employee’s contributions. We contributed approximately $1.1 million, $1.0 million and $1.0 million to the 401(k) Plan during fiscal years 2010, 2009, and 2008, respectively.
We provide postretirement life insurance benefits for certain retired employees. The plan is noncontributory and is unfunded,

and therefore, benefits and expenses are paid from our general assets as they are incurred. All of the employees in the plan are fully vested and the plan was closed to new employees in 1990. The discount rate used in determining the liability was 6.0% for fiscal years 2010 and 2009. The following table presents the benefit obligation for these benefits, which is included in accrued expenses in the accompanying balance sheets (in thousands).

	July 3,	June 27,
	2010	2009
Change in benefit obligations:
Balance at beginning of year	$716	$945
Interest (credit) cost	6	(80)
Benefits paid	(79)	(83)
Actuarial adjustment	(17)	(66)

Balance at end of year	$626	$716

NOTE 12—STOCK OPTIONS AND INCENTIVE STOCK AWARDS
Effective in June 2000, we established the Delta Apparel Stock Option Plan (the “Option Plan”) and the Delta Apparel Incentive Stock Award Plan (the “Award Plan”). We account for these plans pursuant to FASB Codification No. 718, Compensation – Stock Compensation (“ASC 718”), Securities and Exchange Commission Staff Accounting Bulletin No. 107 (“SAB 107”), and the Securities and Exchange Commission Staff Accounting Bulletin No. 110 (“SAB 110”).
Option Plan
Under the Option Plan, the Compensation Committee of our Board of Directors has the discretion to grant options for up to 2,000,000 shares of common stock to officers and key and middle level executives for the purchase of our stock at prices not less than the fair market value of the shares on the dates of grant, with an exercise term (as determined by the Compensation Committee) not to exceed 10 years. The Compensation Committee determines the vesting period for our stock options. Generally, stock options become exercisable over four years. Certain option awards provide for accelerated vesting upon meeting specific retirement, death or disability criteria. During fiscal years 2010, 2009, and 2008, we granted options for 28,000, 10,000 and 286,000 shares, respectively, of our common stock. While the Option Plan meets the requirements of Internal Revenue Code Section 422 to qualify as an Incentive Stock Option (“ISO”) plan, the shares granted during fiscal years 2010, 2009 and 2008 were specified as being non-qualified stock options. At July 3, 2010, we had 304,000 shares available for grant under the Option Plan.
Compensation expense is allocated between the cost of sales and selling, general and administrative expense line items in our statements of operations on a straight-line basis over the vesting periods. In fiscal years 2010, 2009 and 2008, we expensed $0.1 million, $0.9 million and $1.0 million, respectively, in conjunction with our Option Plan. Associated with the compensation cost for the Option Plan are recognized tax benefits of $0.3 million, $0.3 million, and $0.4 million for each of fiscal years 2010, 2009 and 2008, respectively.
The following table summarizes the weighted average grant date fair values and assumptions that were used to estimate the grant date fair values using the Black-Scholes option-pricing model of the options granted during the fiscal years ended 2010, 2009 and 2008:

	2010		2009		2008
Risk-free interest rate	2.86%		2.27%		3.11%
Expected life	6.0	yrs	6.1	yrs	6.7	yrs
Expected volatility	51.4%		49.7%		34.3%
Expected dividend yield	0.00%		0.00%		1.20%
Weighted-average per share fair value of options granted	$3.53		$2.00		$2.95
The risk-free interest rate for the periods within the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Due to minimal exercising of stock options historically, in 2010, 2009 and 2008, we have estimated the expected life of options granted to be the midpoint between the average vesting term and the contractual term as permitted under SAB 107 and SAB 110. The expected volatility for the periods of the expected life of the option is determined using historical volatilities based on historical stock prices. The expected dividend yield is based on our annual dividend in relation to our historical average stock price.

A summary of our stock option activity for the fiscal year ended July 3, 2010 under the Option Plan is as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic Value
	Shares	Exercise Price	Term	(thousands)

Outstanding at June 27, 2009	1,006,500	$11.98
Granted	28,000	$6.84
Exercised	—	—
Forfeited	(10,000)	$6.84
Expired	—	—

Outstanding at July 3, 2010	1,024,500	$11.89	5.6	—

Exercisable at July 3, 2010	821,839	$12.83	5.2	—

The weighted-average per share grant date fair value of options granted during the fiscal years 2010, 2009 and 2008 was $3.53, $2.00 and $2.95, respectively, per option. Shares are issued from treasury stock upon exercise of the options. ASC 718 requires that cash flows from tax benefits attributable to tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) be classified as financing cash flows. We did not have any significant excess tax benefits associated with the option exercises in fiscal year 2007. No options were exercised during fiscal years 2010, 2009 and 2008.
A summary of the status of our non-vested stock options as of July 3, 2010, and changes during the fiscal year ended July 3, 2010, is presented below:

		Weighted-
		Average
		Grant-Date
	Shares	Fair Value
Nonvested at June 27, 2009	286,000	$2.92
Granted	28,000	$3.53
Vested	(101,339)	$2.94
Forfeited	(10,000)	$3.53
Expired	—	—

Nonvested at July 3, 2010	202,661	$2.96

As of July 3, 2010, there was $0.3 million of total unrecognized compensation cost related to non-vested stock options under the Option Plan. This cost is expected to be recognized over a period of 2 years.
Award Plan
Under the Award Plan, the Compensation Committee of our Board of Directors has the discretion to grant awards for up to an aggregate maximum of 800,000 shares of our common stock. The Award Plan authorizes the Compensation Committee to grant to our officers and key and middle level executives rights to acquire shares at a cash purchase price of $0.01 per share. The Award Plan contains provisions for cash payments equal to the taxes due when the shares vest. Therefore, pursuant to ASC 718, the underlying stock grant is accounted for as an equity award and the associated cash payment as a liability award. In fiscal year 2010, awards for up to 186,000 of our common stock were granted. The outstanding awards are comprised of 135,600 shares which are service based and 50,400 shares which are performance based.
Within the service awards, 30,000 shares will vest upon the filing of our Annual Report on Form 10-K for fiscal year ended July 3, 2010. The remaining 105,600 service based shares will vest upon the filing of our Annual Report on Form 10-K for the fiscal year ended July 2, 2011. The performance based awards representing 50,400 shares are based on the achievement of performance criteria for the two year period ending July 2, 2011, and will vest upon the filing of our Annual Report for the year ended July 2, 2011, subject to the performance criteria. Awards provide for accelerated vesting upon meeting specific retirement, death or disability criteria. No awards were granted in fiscal year 2009.
At July 3, 2010, we had 40,718 shares available for grant under the Award Plan. Compensation expense recorded under the Award Plan was $1.6 million, $0.1 million and $0.1 million in fiscal years 2010, 2009 and 2008, respectively. Compensation expense is allocated between the cost of sales and selling, general and administrative expense line items of our statements of income as incurred.
A summary of the status of our nonvested awards as of July 3, 2010, and changes during the year ended July 3, 2010, is presented below:

		Weighted
		Average
		Exercise
	Shares	Price
Nonvested at June 27, 2009	5,844	$0.01
Granted	186,000	$0.01
Vested	(5,844)	$0.01
Forfeited	(1,000)	$0.01
Expired	—	—

Nonvested at July 3, 2010	185,000	$0.01

As of July 3, 2010, there was $0.6 million of total unrecognized compensation cost related to non-vested awards under the Award Plan. This cost is expected to be recognized over a period of 1.2 years.
NOTE 13—BUSINESS SEGMENTS
We operate our business in two distinct segments: Retail-Ready and Activewear. Although the two segments are similar in their production processes and regulatory environment, they are distinct in their economic characteristics, products and distribution methods.
The Retail-Ready segment comprises our business units primarily focused on more specialized apparel garments and headwear to meet consumer preferences and fashion trends and includes our Soffe, Junkfood, To The Game and Art Gun businesses. These branded embellished and unembellished products are sold through specialty and boutique shops, upscale and traditional department stores, mid-tier retailers, sporting goods stores, college bookstores and to the U.S. military. Our products in this segment are marketed under our primary brands of Soffe®, Intensity Athletics®, Junk Food®, and The Game® as well as other labels. The results of To The Game and Art Gun have been included in the Retail-Ready segment since acquisition on March 29, 2009 and December 28, 2009, respectively.
The Activewear segment comprises our business units primarily focused on garment styles that are characterized by low fashion risk and includes our Delta Catalog and FunTees businesses. Within the Delta Catalog business, we market, distribute and manufacture unembellished knit apparel under the brands of Delta Pro Weight®, Delta Magnum Weight®, Quail Hollow®, Healthknit® and FunTees®. These products are primarily sold to screen printing and ad specialty companies. We also manufacture products under private labels for retailers, corporate industry programs, sports licensed apparel marketers and major branded sportswear companies. Typically these products are sold decorated and ready for the retail shelf. The majority of the private label goods are sold through the FunTees business.
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

	Activewear	Retail-Ready	Consolidated
Fiscal Year 2010:
Net sales	$226,590	$197,821	$424,411
Segment operating income	2,360	17,802	20,162
Segment assets *	131,012	120,321	251,333
Purchases of property, plant and equipment	4,486	2,479	6,965

Fiscal Year 2009:
Net sales	$199,027	$156,170	$355,197
Segment operating (loss) income	(5,444)	17,591	12,147
Segment assets *	141,013	115,980	256,993
Purchases of property, plant and equipment	1,248	1,810	3,058

Fiscal Year 2008:
Net sales	$179,394	$142,640	$322,034
Segment operating (loss) income	(14,027)	18,914	4,887
Segment assets *	146,499	115,124	261,623
Purchases of property, plant and equipment	14,148	2,442	16,590

*	All goodwill on our balance sheet is included in the Retail-Ready segment.
The following reconciles the Segment Operating Income to the consolidated income (loss) before income taxes (in thousands).

	Year Ended
	July 3,	June 27,	June 28,
	2010	2009	2008
Segment operating income	$20,162	$12,147	$4,887
Unallocated interest expense	3,509	4,718	6,042

Consolidated income (loss) before taxes	$16,653	$7,429	$(1,155)

Our long-lived assets, excluding goodwill and intangible assets, consist of property, plant and equipment for all locations. We attribute our property, plant and equipment to a particular country based on the location of our production facilities. Summarized financial information by geographic area is as follows (in thousands):

	July 3, 2010	June 27, 2009

Long-Lived Assets:
United States	$19,124	$17,886

Honduras	16,075	16,537
El Salvador	1,246	670
Mexico	1,249	1,387

All Foreign Countries	18,570	18,594

Total Long-Lived Assets	$37,694	$36,480

NOTE 14—COMMITMENTS AND CONTINGENCIES
(a) Litigation
At times we are party to various legal claims, actions and complaints. We believe that, as a result of legal defenses, insurance arrangements, and indemnification provisions with parties believed to be financially capable, such actions should not have a material effect on our operations, financial condition, or liquidity.

(b) Purchase Contracts
We have entered into agreements, and have fixed prices, to purchase yarn, natural gas, finished fabric and finished apparel and headwear products for use in our manufacturing operations. At July 3, 2010, minimum payments under these contracts were as follows (in thousands):

Yarn	$31,256
Natural Gas	1,289
Finished fabric	3,399
Finished products	18,845

$54,789

(c) Letters of Credit
As of July 3, 2010, we had outstanding standby letters of credit totaling $0.4 million and outstanding commercial letters of credit totaling $2.8 million.
(d) Derivatives
We use interest rate swap and collar agreements to manage our interest rate exposure and reduce the impact of future interest rate changes. We do not use these financial instruments for trading or speculative purposes. The following table includes information regarding our interest rate swap agreements as of July 3, 2010:

		Notional
	Effective Date	Amount	LIBOR Rate	Maturity Date
Interest Rate Swap	April 1, 2009	$15 million	1.57%	April 1, 2011
Interest Rate Swap	March 1, 2010	$15 million	1.11%	September 1, 2011
We account for derivatives under FASB Codification No. 815, Derivatives and Hedging (“ASC 815”). ASC 815 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and hedging activities. It requires the recognition of all derivative instruments as either assets or liabilities in the Consolidated Balance Sheets and measurement of those instruments at fair value. We have assessed these agreements and concluded that the swap and collar agreements match the exact terms of the underlying debt to which they are related and therefore are considered perfectly effective hedges. Therefore, changes in the derivatives’ fair values are deferred and recorded as a component of accumulated other comprehensive loss. The changes in fair value of the interest rate swap and collar agreements resulted in an accumulated other comprehensive loss, net of taxes, of $0.1 million as of July 3, 2010.
FASB Codification No. 820, Fair Value Measurements and Disclosures (“ASC 820”), defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. Assets and liabilities measured at fair value are grouped in three levels. The levels prioritize the inputs used to measure the fair value of the assets or liabilities. These levels are:
o	Level 1 – Quoted prices (unadjusted) in active markets for identical assets or liabilities.

o	Level 2 – Inputs other than quoted prices that are observable for assets and liabilities, either directly or indirectly. These inputs include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in market that are less active.

o	Level 3 – Unobservable inputs for assets or liabilities reflecting the reporting entity’s own assumptions.

The following financial liabilities were measured at fair value on a recurring basis:

	Fair Value Measurements Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	Fiscal Year	(Level 1)	(Level 2)	(Level 3)
Interest rate swaps
2010	$171,013	—	$171,013	—
2009	$509,761	—	$509,761	—

Collar agreements
2010	$—	—	$—	—
2009	$408,428	—	$408,428	—
The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value. The fair value of the interest rate swap and collar agreements was derived from discounted cash flow analyses based on the terms of the contract and the forward interest rate curve adjusted for our credit risk. The liability for our interest rate swap and collar agreements are recorded at fair value.
We adopted the provisions of the fair value measurement accounting and disclosure guidance related to nonfinancial assets and liabilities recognized at fair value on a nonrecurring basis for the acquisition of Art Gun on December 28, 2009. We used the projected cash flows, discounted as necessary, to estimate the fair value of the intangibles and contingent consideration. Accordingly, these fair value measurements fall in level 3 of the fair value hierarchy. These assets and liabilities are measured at fair value on a nonrecurring basis as part of our impairment assessments and as circumstances require.
The following table summarizes the fair value and presentation in the consolidated balance sheets for derivatives as of July 3, 2010 and June 27, 2009.

	July 3,	June 27,
	2010	2009
Accrued expenses	$105	$902
Deferred tax liabilities	(66)	(354)
Other liabilities	66	16

Accumulated other comprehensive loss	$105	$564

(e) License Agreements
We have entered into license agreements that provide for royalty payments of net sales of licensed products as set forth in the agreements. These license agreements are within our Retail-Ready segment. We have incurred royalty expense (included in selling, general and administrative expenses) of approximately $11.6 million, $7.6 million and $6.1 million, during fiscal years 2010, 2009, and 2008, respectively.
Based on minimum sales requirements, future minimum royalty payments required under these license agreements are (in thousands):

Fiscal Year
2011	$722
2012	867
2013	497
2014	550
2015	300

$2,936

NOTE 15—RESTRUCTURING PLAN
On July 18, 2007, we announced plans to restructure our textile manufacturing operations. The restructuring plan included the closing of our manufacturing facility in Fayette, Alabama, the expensing of excess costs associated with the integration of FunTees and the start-up expenses related to the opening of our Honduran textile facility, Ceiba Textiles.
The restructuring plan began in the fourth quarter of fiscal year 2007 and was completed in the third quarter of fiscal year 2008. During fiscal year 2008, we incurred $4.9 million in charges associated with the restructuring plan, of which $4.8 million was associated with the start-up of Ceiba Textiles with the remaining $0.1 million due to the closing of our Fayette facility. All charges associated with the restructuring plan were recorded in our Activewear segment. Expenses associated with the restructuring plan impacted our financials as follows:

	FY 2007		FY 2008		Total

Cost of Sales	$5.4	million	$4.9	million	$10.3	million
Restructuring Charges	1.5	million	—		1.5	million

Total	$6.9	million	$4.9	million	$11.8	million

Diluted EPS Impact	$0.51		$0.39		$0.90
NOTE 16—QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
Presented below is a summary of our unaudited consolidated quarterly financial information for the fiscal years ended July 3, 2010 and June 27, 2009 (in thousands).

	2010 Quarter Ended				2009 Quarter Ended
	September 26	December 26	March 27	July 3	September 27	December 27	March 28	June 27
Net sales	$99,122	$91,160	$107,942	$126,187	$91,412	$73,361	$85,685	$104,739
Gross profit	23,645	21,776	25,203	30,159	19,306	16,055	16,770	24,308
Operating income	4,492	2,243	4,914	8,513	2,440	1,506	2,286	5,915
Net income	2,583	979	2,958	5,667	674	595	1,163	4,024
Basic EPS	$0.30	$0.11	$0.35	$0.67	$0.08	$0.07	$0.14	$0.47
Diluted EPS	$0.30	$0.11	$0.34	$0.64	$0.08	$0.07	$0.14	$0.47

SCHEDULE II — CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
DELTA APPAREL, INC. AND SUBSIDIARIES
(In thousands)
ALLOWANCE FOR DOUBTFUL ACCOUNTS

	Beginning	Purchase			Ending
	Balance	Accounting *	Expense	Write-Offs	Balance
2010	$1,319	$—	$649	$(1,207)	$761
2009	1,117	897	936	(1,631)	1,319
2008	341	—	1,301	(525)	1,117
RETURNS AND ALLOWANCES

	Beginning	Purchase			Ending
	Balance	Accounting *	Expense	Credits Issued	Balance
2010	$1,720	$—	$4,867	$(5,212)	$1,375
2009	1,696	66	3,935	(3,977)	1,720
2008	1,602	—	6,078	(5,984)	1,696
TOTAL RESERVES FOR ALLOWANCES

	Beginning	Purchase		Write-Offs/	Ending
	Balance	Accounting *	Expense	Credits Issued	Balance
2010	$3,039	$—	$5,516	$(6,419)	$2,136
2009	2,813	963	4,871	(5,608)	3,039
2008	1,943	—	7,379	(6,509)	2,813
MARKET AND OBSOLESCENCE RESERVE

	Beginning	Purchase			Ending
	Balance	Accounting *	Expense **	Deductions **	Balance
2010	$4,074	$—	$(292)	$—	$3,782
2009	2,215	1,486	373	—	4,074
2008	2,039	—	176	—	2,215
SELF INSURANCE RESERVE

	Beginning	Purchase			Ending
	Balance	Accounting *	Expense **	Deductions **	Balance
2010	$636	$—	$141	$—	$777
2009	595	—	41	—	636
2008	445	—	150	—	595
DEFERRED TAX ASSET VALUATION ALLOWANCE

	Beginning	Purchase			Ending
	Balance	Accounting *	Expense **	Deductions **	Balance
2010	$378	$—	$(270)	$—	$108
2009	1,289	—	(911)	—	378
2008	255	—	1,034	—	1,289

*	Represents the allowance and reserves provided for as a result of the To The Game Acquisition on March 29, 2009.

**	Net change in the market and obsolescence and self insurance reserves are shown in the expense column.