Form 10-Q
period 2010-10-02
DELTA APPAREL, INC
filed 2010-11-05
CIK 1101396

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 2, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 3, 2010, there were outstanding 8,497,020 shares of the registrant’s common stock, par value of $0.01 per share, which is the only class of outstanding common or voting stock of the registrant.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Delta Apparel, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Amounts in thousands, except share amounts and per share data)
(Unaudited)

	October 2,	July 3,
	2010	2010
Assets
Current assets:
Cash and cash equivalents	$616	$687
Accounts receivable, net	54,522	60,991
Inventories, net	136,887	116,599
Prepaid expenses and other current assets	3,697	3,475
Deferred income taxes	2,981	3,162

Total current assets	198,703	184,914

Property, plant and equipment, net	38,482	37,694
Goodwill	17,426	17,426
Intangibles, net	7,859	8,016
Other assets	3,212	3,283

Total assets	$265,682	$251,333

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$40,713	$34,459
Accrued expenses	17,592	18,862
Income tax payable	179	712
Current portion of long-term debt	5,718	5,718

Total current liabilities	64,202	59,751

Long-term debt, less current maturities	70,947	62,355
Deferred income taxes	1,948	1,826
Other liabilities	67	157
Contingent consideration	1,530	1,530

Total liabilities	138,694	125,619

Commitments and contingencies

Shareholders’ equity:
Preferred stock—$0.01 par value, 2,000,000 shares authorized, none issued and outstanding	—	—
Common stock —$0.01 par value, 15,000,000 shares authorized, 9,646,972 shares issued, and 8,508,320 and 8,516,293 shares outstanding as of October 2, 2010 and July 3, 2010, respectively	96	96
Additional paid-in capital	59,124	59,111
Retained earnings	77,598	75,950
Accumulated other comprehensive loss	(118)	(105)
Treasury stock —1,138,652 and 1,130,679 shares as of October 2, 2010 and July 3, 2010, respectively	(9,712)	(9,338)

Total shareholders’ equity	126,988	125,714

Total liabilities and shareholders’ equity	$265,682	$251,333

See accompanying Notes to Condensed Consolidated Financial Statements.

Delta Apparel, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended
	October 2,	September 26,
	2010	2009
Net sales	$107,916	$99,122
Cost of goods sold	82,007	75,477

Gross profit	25,909	23,645

Selling, general and administrative expenses	22,896	19,258
Other (expense) income, net	(57)	105

Operating income	2,956	4,492

Interest expense, net	601	954

Income before provision for income taxes	2,355	3,538

Provision for income taxes	707	955

Net income	$1,648	$2,583

Basic earnings per share	$0.19	$0.30

Diluted earnings per share	$0.19	$0.30

Weighted average number of shares outstanding	8,523	8,507
Dilutive effect of stock options	257	21

Weighted average number of shares assuming dilution	8,780	8,528

See accompanying Notes to Condensed Consolidated Financial Statements.

Delta Apparel, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	Three Months Ended
	October 2,	September 26,
	2010	2009
Operating activities:
Net income	$1,648	$2,583
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,767	1,680
Provision for deferred income taxes	303	491
Loss on disposal of property and equipment	24	—
Non-cash stock compensation	545	363
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	10,272	2,068
Inventories	(14,119)	1,992
Prepaid expenses and other current assets	(128)	29
Income taxes	(533)	790
Other non-current assets	71	103
Accounts payable	5,645	1,713
Accrued expenses	(1,951)	1,231
Other liabilities	(103)	183

Net cash provided by operating activities	3,441	13,226

Investing activities:
Purchases of property and equipment	(1,537)	(1,279)
Cash paid for business, net of cash acquired	(9,884)	(700)

Net cash used in investing activities	(11,421)	(1,979)

Financing activities:
Proceeds from long-term debt	130,035	91,400
Repayment of long-term debt	(121,443)	(102,712)
Repurchase of common stock	(735)	—
Proceeds from stock options	52	—

Net cash provided by (used in) financing activities	7,909	(11,312)

Net decrease in cash and cash equivalents	(71)	(65)

Cash and cash equivalents at beginning of period	687	654

Cash and cash equivalents at end of period	$616	$589

Supplemental cash flow information:
Cash paid for interest	$536	$868

Cash paid (refunded) for income taxes	$928	$(271)

Non-cash financing activity—issuance of common stock	$98	$118

See accompanying Notes to Condensed Consolidated Financial Statements.

DELTA APPAREL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note A—Basis of Presentation
We prepared the accompanying interim condensed consolidated financial statements in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. We believe these condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation. Operating results for the three months ended October 2, 2010 are not necessarily indicative of the results that may be expected for our fiscal year ending July 2, 2011. Although our various product lines are sold on a year-round basis, the demand for specific products or styles reflects some seasonality, with sales in our fourth fiscal quarter generally being the highest and sales in our second fiscal quarter generally being the lowest. For more information regarding our results of operations and financial position, refer to the consolidated financial statements and footnotes included in our Form 10-K for our fiscal year ended July 3, 2010, filed with the Securities and Exchange Commission.
“Delta Apparel”, the “Company”, and “we”, “us” and “our” are used interchangeably to refer to Delta Apparel, Inc. together with our domestic wholly-owned subsidiaries, including M.J. Soffe, LLC (“Soffe”), Junkfood Clothing Company (“Junkfood”), To The Game, LLC (“To The Game”), Art Gun, LLC (“Art Gun”), TCX, LLC (“The Cotton Exchange”) and our international subsidiaries, as appropriate to the context.
Note B—Accounting Policies
Our accounting policies are consistent with those described in our Significant Accounting Policies in our Form 10-K for our fiscal year ended July 3, 2010, filed with the Securities and Exchange Commission.
Note C—New Accounting Standards
In June 2009, the FASB issued Codification No. 810-10, Consolidation of Variable Interest Entities (“ASC 810-10”), and issued Accounting Standards Update No. 2009-17, Consolidations: Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (“ASU 2009-17”), to improve financial reporting by enterprises involved with variable interest entities. They require an entity to qualitatively assess the determination of the primary beneficiary of a variable interest entity (“VIE”) based on whether the entity (1) has the power to direct the activities of the VIE that most significantly impact the entity’s economic performance and (2) has the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. They also require an ongoing reconsideration of the primary beneficiary, and amends the events that trigger a reassessment of whether an entity is a VIE. Enhanced disclosures are also required to provide information about an entity’s involvement in a VIE. ASC 810-10 and ASU 2009-17 are effective for annual reporting beginning after November 15, 2009. We adopted ASC 810-10 and ASU 2009-17 as of July 4, 2010, and the adoption had no impact on our financial position and results of operations.
Note D—Inventories
Inventories, net of reserves, consist of the following (in thousands):

	October 2,	July 3,
	2010	2010
Raw materials	$16,572	$10,604
Work in process	22,081	21,277
Finished goods	98,234	84,718

	$136,887	$116,599

Raw materials include finished yarn and direct materials for the Activewear segment and include direct embellishment materials, undecorated garments and headwear for the Retail-Ready segment.

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
Our credit facility includes the financial covenant that if the amount of availability falls below $10 million, our Fixed Charge Coverage Ratio (“FCCR”) (as defined in the Amended Loan Agreement) for the preceding 12 month period must not be less than 1.1 to 1.0 and otherwise includes customary conditions to funding, covenants, and events of default. As of October 2, 2010, our FCCR was 3.8x for the preceding 12 months, thus exceeding the 1.1 to 1.0. This would allow us access, if needed, to the total amount of availability provided for under the Amended Loan Agreement. We expect to continue to meet the FCCR for the remainder of fiscal year 2011. At October 2, 2010, we had $70.6 million outstanding under our credit facility at an average interest rate of 1.5% and had the ability to borrow an additional $28.1 million.
Proceeds of the loans under the Amended Loan Agreement may be used for general operating, working capital, other corporate purposes, and to finance fees and expenses under the facility. Our credit facility contains limitations on, or prohibitions of, cash dividends. We are allowed to make cash dividends in amounts such that the aggregate amount paid to shareholders since May 16, 2000 does not exceed twenty-five percent (25%) of our cumulative net income calculated from May 16, 2000 to the date of determination. At October 2, 2010, there was $15.2 million of retained earnings free of restrictions for the payment of dividends.
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
In the fourth quarter of fiscal year 2007, we entered into a loan agreement with Banco Ficohsa, a Honduran bank, for our capital expansion in Honduras. The loan is secured by a first-priority lien on the assets of our Honduran operations. During the first quarter of fiscal year 2009, the loan was amended to a fixed interest rate of 6% through June 2010, at which time the interest rate increased to 6.5% for the remainder of the term beginning in July 2010. The loan is payable monthly, has a five-year term and is denominated in U.S. dollars. At October 2, 2010, we had $6.1 million outstanding on this loan.
Note F—Selling, General and Administrative Expense
We include in selling, general and administrative expenses, costs incurred subsequent to the receipt of finished goods at our distribution facilities, such as the cost of stocking, warehousing, picking and packing, and shipping goods for delivery to our customers. Distribution costs included in selling, general and administrative expenses totaled $3.6 million and $3.4 million for the first quarter of fiscal years 2011 and 2010, respectively. In addition, selling, general and administrative expenses include costs related to sales associates, administrative personnel cost, advertising and marketing expenses, royalty payments on licensed products and other general and administrative expenses.
Note G—Stock Options and Incentive Stock Awards
We maintain certain stock-based compensation plans that are described in Note 12 to the Consolidated Financial Statements included in our Form 10-K for our fiscal year ended July 3, 2010, filed with the Securities and Exchange Commission. We account for these plans pursuant to FASB Codification No. 718, Compensation — Stock Compensation (“ASC 718”), Securities and Exchange Commission Staff Accounting Bulletin No. 107 (“SAB 107”), and the Securities and Exchange Commission Staff Accounting Bulletin No. 110 (“SAB 110”).

Delta Apparel Stock Option Plan (“Option Plan”)
We expensed $44 thousand and $0.1 million during the first quarter of fiscal years 2011 and 2010, respectively, in connection with our Option Plan. As of October 2, 2010, there was $0.3 million of total unrecognized compensation cost related to non-vested stock options under the Option Plan. This cost is expected to be recognized over a period of 1.75 years. Stock compensation expense is included in the cost of sales and selling, general and administrative expense line items of our statements of operations on a straight-line basis over the vesting periods of each grant.
During the quarter ended October 2, 2010, vested options representing 6,667 shares of our common stock were exercised, and the shares issued, in accordance with their respective agreements. In addition, non-vested options representing 29,333 shares of our common stock were forfeited.
Delta Apparel Incentive Stock Award Plan (“Award Plan”)
For the first quarter of fiscal years 2011 and 2010, we expensed $0.5 million and $0.3 million, respectively, in connection with our Award Plan. Stock compensation expense is included in the cost of sales and selling, general and administrative expense line items of our consolidated statements of operations over the vesting periods. During the first quarter of fiscal year 2011, service based awards for 30,000 shares of our common stock vested and were issued as of the filing of our Form 10-K with the Securities and Exchange Commission for the fiscal year ended July 3, 2010. The remaining 102,600 service based shares will vest upon the filing of our Form 10-K for the fiscal year ending July 2, 2011. The performance based awards representing 48,400 shares are based on achievement of performance criteria for the two year period ending July 2, 2011, and will vest upon the filing of our Annual Report for the year ended July 2, 2011, subject to performance criteria.
Note H—Purchase Contracts
We have entered into agreements, and have fixed prices, to purchase yarn, natural gas, finished fabric and finished apparel and headwear products. At October 2, 2010, minimum payments under these contracts were as follows (in thousands):

Yarn	$25,968
Natural gas	934
Finished fabric	3,034
Finished products	21,209

$51,145

Note I—Segment Reporting
We operate our business in two distinct segments: Retail-Ready and Activewear. Although the two segments are similar in their production processes and regulatory environment, they are distinct in their economic characteristics, products and distribution methods.
The Retail-Ready segment is comprised of our business units primarily focused on more specialized apparel garments and headwear to meet consumer preferences and fashion trends and includes Soffe, The Cotton Exchange, Junkfood, To The Game and Art Gun. These branded embellished and unembellished products are sold through specialty and boutique shops, upscale and traditional department stores, mid-tier retailers, sporting goods stores, college bookstores and to the U.S. military. Products in this segment are marketed under our primary brands of Soffe®, Intensity Athletics®, Junk Food®, and The Game® as well as other labels. The results of The Cotton Exchange, Art Gun and To The Game have been included in the Retail-Ready segment since acquisition on July 12, 2010, December 28, 2009 and March 29, 2009, respectively.
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
Our chief operating decision maker (“CODM”) and management evaluates performance and allocates resources based on profit or loss from operations before interest, income taxes and special charges (“Segment Operating Income (Loss)”). Our Segment Operating Income (Loss) may not be comparable to similarly titled measures used by other companies. Intercompany transfers between operating segments are transacted at cost and have been eliminated within the segment amounts shown in the following table (in thousands).

Information about our operations as of and for the three months ended October 2, 2010 and September 26, 2009, by operating segment, is as follows (in thousands):

	Activewear	Retail-Ready	Consolidated
Three months ended October 2, 2010:
Net sales	$49,539	$58,377	$107,916
Segment operating income	150	2,806	2,956
Segment assets	130,471	135,211	265,682
Purchases of property and equipment	803	734	1,537

Three months ended September 26, 2009:
Net sales	$47,145	$51,977	$99,122
Segment operating (loss) income	(1,085)	5,577	4,492
Segment assets	134,965	116,180	251,145
Purchases of property and equipment	878	401	1,279
The following table reconciles the segment operating income to the consolidated income before provision for income taxes (in thousands):

	Three Months Ended
	October 2, 2010	September 26, 2009
Segment operating income	$2,956	$4,492
Unallocated interest expense	601	954

Consolidated income before taxes	$2,355	$3,538

Note J—Income Taxes
Our effective income tax rate for the three months ended October 2, 2010 was 30.0%, compared to an effective tax rate of 27.0% for the same quarter in the prior year. The primary driver for the increase in effective tax rate from 27.0% to 30.0% is due to having a higher percentage of pre-tax earnings in the United States and foreign taxable locations compared to earnings in foreign tax-free locations. Profits that are permanently reinvested in the tax-free zone of Honduras are relatively fixed since this amount is based on a cost-plus determination based on our production output. Therefore, our effective tax rate has increased because our expected U.S. profits have increased while our Honduran tax-free profits have remained relatively constant.
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
Note K—Derivatives
We use interest rate swaps to manage our interest rate exposure and reduce the impact of future interest rate changes. We do not use these financial instruments for trading or speculative purposes. The following table includes information regarding our interest rate swap agreements as of October 2, 2010:

		Notional
	Effective Date	Amount	LIBOR Rate	Maturity Date
Interest Rate Swap	April 1, 2009	$15 million	1.57%	April 1, 2011
Interest Rate Swap	March 1, 2010	$15 million	1.11%	September 1, 2011
We account for derivatives under FASB Codification No. 815, Derivatives and Hedging (“ASC 815”). ASC 815 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and hedging activities. It requires the recognition of all derivative instruments as either assets or liabilities in the Consolidated Balance Sheets and measurement of those instruments at fair value. We have assessed these agreements and concluded that the swap agreements match the exact terms of the underlying debt to which they are related and therefore are considered perfectly effective hedges. Therefore, changes in the derivatives’ fair values are deferred and recorded as a component of accumulated other comprehensive loss. As of October 2, 2010, the fair value of the interest rate swap agreements resulted in an accumulated other comprehensive loss, net of taxes, of $0.1 million.
FASB Codification No. 820, Fair Value Measurements and Disclosures (“ASC 820”), defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. Assets and liabilities measured at fair value are grouped in three levels. The levels prioritize the inputs based on reliability used to measure the fair value of the assets or liabilities. These levels are:
•	Level 1 — Quoted prices (unadjusted) in active markets for identical assets or liabilities.

•	Level 2 — Inputs other than quoted prices that are observable for assets and liabilities, either directly or indirectly. These inputs include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in market that are less active.

•	Level 3 — Unobservable inputs for assets or liabilities reflecting the reporting entity’s own assumptions.
The following financial liabilities were measured at fair value on a recurring basis:

	Fair Value Measurements Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
Period Ended	Total	(Level 1)	(Level 2)	(Level 3)
Interest rate swaps
October 2, 2010	$192,185	—	$192,185	—
July 3, 2010	$171,013	—	$171,013	—

Contingent consideration
October 2, 2010	$1,530,000	—	—	$1,530,000
July 3, 2010	$1,530,000	—	—	$1,530,000
The fair value of the interest rate swaps were derived from discounted cash flow analyses based on the terms of the contract and the forward interest rate curve adjusted for our credit risk. The liability for our interest rate swaps are recorded at fair value. We used the projected cash flows, discounted as necessary, to estimate the fair value of the contingent consideration for the acquisition of Art Gun on December 28, 2009. Accordingly, the fair value measurement for the contingent consideration falls in level 3 of the fair value hierarchy and is remeasured at the end of each reporting period.
We adopted the provisions of the fair value measurement accounting and disclosure guidance related to nonfinancial assets and liabilities recognized at fair value on a nonrecurring basis for the acquisition of The Cotton Exchange on July 12, 2010. These assets and liabilities are measured at fair value upon acquisition and will be on a nonrecurring and as needed basis as part of our impairment assessments and as circumstances require. The fair value measurement was made using the income approach and falls in level 3 of the fair value hierarchy. No intangibles or contingent consideration are expected to be recorded in connection with the acquisition.
The following table summarizes the fair value and presentation in the consolidated balance sheets for derivatives as of October 2, 2010 and July 3, 2010 (in thousands).

	October 2,	July 3,
	2010	2010
Accrued expenses	$192	$105
Deferred tax liabilities	(74)	(66)
Other liabilities	—	66

Accumulated other comprehensive loss	$118	$105

The change in fair value recognized in accumulated other comprehensive loss represented a loss, net of taxes, of $13 thousand for the three months ended October 2, 2010. For the three months ended September 26, 2009, the change in fair value recognized in accumulated other comprehensive loss was a gain, net of taxes, of $0.1 million.

Note L—Legal Proceedings
At times we are party to various legal claims, actions and complaints. We believe that, as a result of legal defenses, insurance arrangements, and indemnification provisions with parties believed to be financially capable, such actions should not have a material effect on our operations, financial condition, or liquidity.
Note M—The Cotton Exchange Acquisition
On June 11, 2010, we formed a new North Carolina limited liability company, TCX, LLC (“TCX”), as a wholly-owned subsidiary of M.J. Soffe, LLC. Pursuant to an Asset Purchase Agreement dated July 5, 2010, on July 12, 2010, TCX acquired substantially all of the net assets of HPM Apparel, Inc. d/b/a The Cotton Exchange, including accounts receivable, inventory, and fixed assets, and assumed certain liabilities. The results of The Cotton Exchange’s operations have been included in the consolidated financial statements since the acquisition date. The total purchase price, which included a post-closing working capital adjustment, was $9.9 million. We financed the cash purchase price under our existing revolving credit facility.
We accounted for the acquisition of The Cotton Exchange pursuant to ASC 805, Business Combinations, with the purchase price allocated based upon fair value. No goodwill or intangibles are expected to be recorded on our financial statements in connection with this acquisition. We are currently in the process of finalizing the valuations of the assets acquired and liabilities assumed and thus the initial allocation of the purchase price is subject to change until the allocation is finalized upon refinement of certain preliminary estimates.
Note N—Repurchase of Common Stock
Our Board of Directors has authorized our management to use up to $15.0 million to repurchase Delta Apparel stock in open market transactions under our Stock Repurchase Program. During the three months ended October 2, 2010, we purchased 51,640 shares of our common stock for a total cost of $0.7 million. Since the inception of the Stock Repurchase Program, we have purchased 1,076,411 shares of our common stock for an aggregate of $9.8 million. All purchases were made at the discretion of our management. As of October 2, 2010, $5.2 million remained available for future purchases under our Stock Repurchase Program. Our Stock Repurchase Program does not have an expiration date.
The following table summarizes the purchases of our common stock for the quarter ended October 2, 2010:

	Total		Total Number of	Dollar Value of
	Number	Average	Shares Purchased	Shares that May
	of Shares	Price Paid	as Part of Publicly	Yet Be Purchased
Period	Purchased	per Share	Announced Plans	Under the Plans

July 4 to August 7, 2010	—	—	—	$5.9 million
August 8 to September 4, 2010	11,904	$14.00	11,904	$5.7 million
September 5 to October 2, 2010	39,736	$14.31	39,736	$5.2 million

Total	51,640	$14.24	51,640	$5.2 million
Note O—License Agreements
We have entered into license agreements that provide for royalty payments on net sales of licensed products as set forth in the agreements. These license agreements are within our Retail-Ready segment. We have incurred royalty expense (included in selling, general and administrative expenses) of approximately $3.9 million and $3.6 million, for the first quarter of fiscal years 2011 and 2010, respectively.
Based on minimum sales requirements, future minimum royalty payments required under these existing license agreements are (in thousands):

Fiscal Year
2011	$1,045
2012	1,477
2013	482
2014	550
2015	300

$3,854

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
The forward-looking statements in this Quarterly Report are based on our expectations and are necessarily dependent upon assumptions, estimates and data that we believe are reasonable and accurate but may be incorrect, incomplete or imprecise. Forward-looking statements are also subject to a number of business risks and uncertainties, any of which could cause actual results to differ materially from those set forth in or implied by the forward-looking statements. The risks and uncertainties include, among others:
•	the general U.S. and international economic conditions, including market conditions;

•	the ability to grow, achieve synergies and realize the expected profitability of recent acquisitions;

•	changes in consumer confidence, consumer spending, and demand for apparel products;

•	the ability of our brands and products to meet consumer preferences within the prevailing retail environment;

•	the financial difficulties encountered by our customers and higher credit risk exposure;

•	the ability to obtain and renew our significant license agreements;

•	the competitive conditions in the apparel and textile industries;

•	changes in environmental, tax, trade, employment and other laws and regulations;

•	any restrictions on our ability to borrow capital or obtain financing;

•	the uncertainty of raw material, transportation and energy prices;

•	changes in our information systems related to our business operations;

•	any significant interruptions with our distribution network;

•	changes in the economic, political and social stability at our offshore locations; and

•	the relative strength of the United States dollar as against other currencies.
A detailed discussion of significant risk factors that have the potential to cause actual results to differ materially from our expectations is described under the subheading “Risk Factors” in our Form 10-K for our fiscal year ended July 3, 2010 filed with the Securities and Exchange Commission and are beyond our control. Accordingly, any forward-looking statements do not purport to be predictions of future events or circumstances and may not be realized.
We do not undertake publicly to update or revise the forward-looking statements even if it becomes clear that any projected results will not be realized.
BUSINESS OUTLOOK
We started fiscal year 2011 with further organic sales growth in what remains a difficult retail environment. Our sales increased 8.9% from the prior year first quarter resulting from the revenue of The Cotton Exchange, which was acquired on July 12, 2010, and organic sales growth of 2%. This is our third consecutive September quarter with organic growth, which we accomplished in a period of overall market contraction.
During the recent quarter, we did experience a slowdown in some channels of distribution. We believe concern about consumer demand for apparel products, particularly with regard to the upcoming holiday selling season, has caused retailers to take a more cautious approach to their near-term inventory commitments. This, coupled with the significant rise in cotton prices and uncertainty about its long-term impact, has added pressure to an already weak marketplace.
We operated our manufacturing facilities at full running schedules during our first quarter of fiscal year 2011 and currently anticipate this continuing through the upcoming quarter. Our Ceiba Textile facility has increased its fabric production with new equipment we added during the quarter. The additional fabric production has allowed us to increase our sewing plant output. We continue to make productivity gains and improve our material utilization in our manufacturing operations which should lower our overall cost to manufacture garments. We are currently purchasing additional equipment for our textile facilities which, combined with efficiency improvements, should allow us to further increase fabric production in the upcoming quarters.
In general, the demand for our branded products remains strong and we continue to gain additional placements at retailers. Demand for our Delta catalog and FunTees private label products also remains solid. We believe we are servicing these markets well and believe our high service levels are attracting new customers to us. We have had success with our new apparel programs within our To

The Game business and are working on additional strategies to grow the outdoor and active lifestyle retail channels. During the first quarter of fiscal 2011, we purchased additional digital printers and increased personnel in our Art Gun business. We are now printing programs on demand for one retailer, several pro sports leagues and for internal use and anticipate adding collegiate programs in our third fiscal quarter. We also remain in discussions with additional national retailers to add our online design studio to their website.
We are also excited about our most recent acquisition, The Cotton Exchange, which will be integrated with our Soffe business. We are currently consolidating our Soffe college bookstore business into The Cotton Exchange operations, to leverage the strong service capabilities that The Cotton Exchange is known for in the marketplace. In addition, we are consolidating much of The Cotton Exchange’s retail and military business into the Soffe operations where we believe that we have stronger systems to support the requirements of these programs. Over time, we believe we can achieve cost savings with these integrations and expect to reduce our product costs by utilizing our vertical manufacturing platform.
The significant appreciation in cotton costs and uncertainty about future prices adds risk to our business. We have implemented strategies across our businesses to increase selling prices to recover the rising costs of raw materials. This, however, may ultimately cause overall decreases in demand for our cotton products, thereby lowering volumes in these channels. In addition, our working capital requirements will continue to increase as we carry higher cost products in inventory. Although these conditions add to the challenging business environment, we remain encouraged with the many opportunities we see for our business. We believe that we are making the necessary investments of time and capital in our existing businesses and in new business ventures to enhance future revenue growth and margin expansion.
EARNINGS GUIDANCE
We reiterate our fiscal year 2011 outlook for sales and earnings. For the year ending July 2, 2011, we still expect net sales to be in the range of $455 to $465 million and earnings to be in the range of $1.55 to $1.70 per diluted share. The sales outlook for fiscal 2011 includes anticipated organic growth of approximately 3% to 6% after adjusting for one less week of operations in fiscal year 2010, and approximately $25 million in additional revenues from The Cotton Exchange, which we acquired on July 12, 2010.
We remain concerned about the challenging economic conditions which continue to impact consumer demand for apparel. In addition, volatile cotton prices, global yarn shortages and limited capacities in cargo freight have created further short-term challenges in the apparel marketplace. In determining our expectations for fiscal year 2011, we believe we have taken into consideration these heightened risk factors.
RESULTS OF OPERATIONS
Net sales for the first quarter of fiscal year 2011 increased by $8.8 million to $107.9 million, an increase of 8.9% from the first quarter of the prior year. Activewear segment sales were $49.5 million for the first quarter of fiscal year 2011, an increase of 5.1% compared to the $47.1 million in sales in the first quarter of fiscal year 2010, driven by sales growth in both catalog and private label products. These sales increases resulted from an increase of approximately 10% in average selling prices, partially offset by a 5% decline in unit sales. Retail-Ready segment sales were $58.4 million for the three months ended October 2, 2010, an increase of 12.3% over the prior year first quarter sales of $52.0 million. The sales growth resulted from revenue in The Cotton Exchange, which we acquired on July 12, 2010, partially offset by a 1.1% organic sales decline. The slight sales decline was driven by lower sales of licensed graphic tees and fleece products, partially offset by strong sales of our exclusively-licensed outdoor brands, Realtree Outfitters and Realtree Outfitters by The Game.
Gross profit as a percentage of net sales was 24.0% in the first quarter of fiscal year 2011 compared to 23.9% in the first quarter of the prior year. Activewear segment margins improved 300 basis points to 10.9% in the first quarter of fiscal year 2011 compared to 7.9% in the prior year first quarter. Gross margins in the Retail-Ready segment were 35.2% in the first quarter of fiscal year 2011 compared to 38.3% in the prior year first quarter. The decline in gross margins was driven from a shift in sales mix by distribution channel. Our gross margins may not be comparable to other companies, since some companies include costs related to their distribution network in cost of goods sold and we exclude a portion of those costs from gross margin and instead include them in selling, general and administrative expenses.
Selling, general and administrative expenses, including the provision for bad debts, for the first quarter of fiscal year 2011 were $22.9 million, or 21.2% of sales, compared to $19.3 million, or 19.4% of sales, for the same period in the prior year. Selling, general and administrative expenses increased as we made investments in the business to promote future growth for the business. These expenses included costs associated with the acquisition of The Cotton Exchange, expenses related to the start-up of Art Gun, and new brand-marketing campaigns.
Operating income for the first quarter of fiscal year 2011 was $3.0 million, a decrease of $1.5 million from the first quarter of the prior year.
Net interest expense for the first quarter of fiscal year 2011 was $0.6 million, a reduction of $0.4 million compared to the first quarter of fiscal year 2010. The decrease in net interest expense was due to the expiration of our $15.0 million interest rate swap at 5.06% and

$15.0 million collar agreement at 4.33% and also due to lower debt levels for the first quarter of fiscal 2011 compared to the first quarter of fiscal 2010.
Our effective income tax rate for the three months ended October 2, 2010 was 30.0%, compared to an effective tax rate of 27.0% for the same quarter in the prior year. The primary driver for the increase in fiscal year 2011 is due to having a higher percentage of pre-tax earnings in the United States and foreign taxable locations compared to earnings in foreign tax-free locations. Profits that are permanently reinvested in the tax-free zone of Honduras are relatively fixed since this amount is based on a cost-plus determination based on our production output. Therefore, our effective tax rate has increased because our expected U.S. profits have increased while our Honduran tax-free profits have remained relatively constant.
Accounts receivable as of October 2, 2010 was $54.5 million, a decrease of $6.5 million from July 3, 2010. The decrease in accounts receivable was primarily the result of lower sales during the first quarter of fiscal year 2011.
Inventories increased $20.3 million from July 3, 2010 to $136.9 million on October 2, 2010. The increase in inventory levels is primarily due to the inclusion of The Cotton Exchange inventory and the replenishment of inventory after the strong sales in the fourth quarter of fiscal year 2010 lowered our inventory levels. We expect inventory units to continue to increase during the second and third quarters of fiscal year 2011 in preparation for the spring shipping season. In addition, the cost of our inventory will continue to increase as we carry higher raw material costs in our inventory.
Capital expenditures in the first quarter of fiscal year 2011 were $1.5 million compared to $1.3 million in the first quarter of the prior year. Expenditures for the first quarter of fiscal year 2011 were primarily for adding new digital printing machines associated with the start-up of Art Gun and to continue to increase capacity and lower costs in our textile facilities. Total capital expenditures are expected to be approximately $8.0 million in fiscal year 2011.
LIQUIDITY AND CAPITAL RESOURCES
Our primary cash needs are for working capital and capital expenditures. In addition, in the future we may use cash to fund share repurchases under our Stock Repurchase Program or to pay dividends. Refer to Note E—Debt and Note K—Derivatives for additional discussion regarding our external liquidity resources.
Operating Cash Flows
Operating activities provided $3.4 million in cash for the first three months of fiscal year 2011 compared to $13.2 million in cash provided by operating activities in the first three months of fiscal year 2010. The decrease in operating cash flow in the first quarter of fiscal year 2011 compared to the prior year resulted primarily from higher working capital requirements as we replenished our inventory after ending fiscal year 2010 with lower than normal inventory levels.
Investing Cash Flows
Capital expenditures for the first three months of fiscal year 2011 were $1.5 million compared to $1.3 million for the first three months of the prior year. Expenditures for the first three months of fiscal year 2011 were primarily from adding new digital printing machines associated with the start-up of Art Gun and to continue to increase capacity and lower costs in our textile facilities. During the first quarter of fiscal year 2011, we acquired The Cotton Exchange for $9.9 million (See Note M—The Cotton Exchange Acquisition). During the first quarter of the prior year, we made the final payment of $0.7 million associated with the acquisition of To The Game, LLC.
Financing Activities
For the first three months of fiscal year 2011, cash provided by financing activities was $7.9 million compared to $11.3 million of cash used by financing activities during the first three months of fiscal year 2010. During the first three months of fiscal year 2011 the cash provided by our financing activities, combined with the cash provided by our operating activities, was used to fund our investing activities, particularly our acquisition of The Cotton Exchange. During the first three months of fiscal year 2010, we used the cash from our operating activities, net of our investing activities, to reduce our debt outstanding under our revolving credit facility and to make principal payments on our loan with Banco Ficohsa.
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

PURCHASES BY DELTA APPAREL OF ITS OWN SHARES
Our Board of Directors has authorized our management to use up to $15.0 million to repurchase Delta Apparel stock in open market transactions under our Stock Repurchase Program. As of October 2, 2010, $5.2 million remained available for future purchases under our Stock Repurchase Program. See Note N—Repurchase of Common Stock.
CRITICAL ACCOUNTING POLICIES
Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which were prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We base our estimates and judgments on historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant estimates and assumptions relate to revenue recognition, accounts receivable and related reserves, inventory and related reserves, the carrying value of goodwill, stock-based compensation and the accounting for income taxes.
The detailed Significant Accounting Policies are included in Note 2 to the Audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended July 3, 2010, and there have been no changes in those policies since the filing of that Annual Report.
ENVIRONMENTAL AND REGULATORY MATTERS
We are subject to various federal, state and local environmental laws and regulations concerning, among other things, wastewater discharges, storm water flows, air emissions and solid waste disposal. Our plants generate very small quantities of hazardous waste, which are either recycled or disposed of off-site. Most of our plants are required to possess one or more environmental permits, and we believe that we are currently in compliance with the requirements of those permits.
The environmental rules applicable to our business are becoming increasingly stringent and we incur capital and other expenditures annually to achieve compliance with environmental standards. We currently do not expect the amount of expenditures required to comply with environmental laws will have a material adverse affect on our operations, financial condition or liquidity. There can be no assurance, however, that future changes in federal, state, or local regulations, interpretations of existing regulations or the discovery of currently unknown problems or conditions will not require substantial additional expenditures. Similarly, while we are not currently aware of any violations, the extent of our liability, if any, for past failures to comply with laws, regulations or permits applicable to our operations cannot be determined and could have a material adverse effect on our operations, financial condition and liquidity.
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
Yarn with respect to which we had fixed cotton prices at October 2, 2010 was valued at $26.0 million, and was scheduled for delivery between October 2010 and March 2011. At October 2, 2010, a 10% decline in the market price of the cotton covered by our fixed price yarn would have had a negative impact of approximately $2.0 million on the value of the yarn. At July 3, 2010, a 10% decline in the market price of the cotton covered by our fixed price yarn would have had a negative impact of approximately $2.4 million on the value of the yarn. The impact of a 10% decline in the market price of the cotton covered by our fixed price yarn would have been greater at July 3, 2010 than at October 2, 2010 due primarily to our decreased commitments at October 2, 2010 as compared to July 3, 2010.
We may use derivatives, including cotton option contracts, to manage our exposure to movements in commodity prices. We do not designate our cotton option contracts as hedge instruments upon inception. Accordingly, we mark to market changes in the fair market value of the options in cost of sales in the statements of operations. We did not own any cotton option contracts on October 2, 2010.

Additionally, if Parkdale’s operations are disrupted and it is not able to provide us with our yarn requirements, we may need to obtain yarn from alternative sources. Although alternative sources are presently available, we may not be able to enter into arrangements with substitute suppliers on terms as favorable as our current terms with Parkdale. Because there can be no assurance that we would be able to pass along our higher cost of yarn to our customers, this could have a material adverse effect on our results of operations.
INTEREST RATE SENSITIVITY
Our credit agreement provides that outstanding amounts bear interest at variable rates. If the amount of outstanding indebtedness at October 2, 2010 under the revolving credit facility had been outstanding during the entire three months ended October 2, 2010 and the interest rate on this outstanding indebtedness were increased by 100 basis points, our interest expense would have increased by approximately $0.2 million, or 29.4% of actual interest expense, during the quarter. This compares to what would have been an increase of $0.6 million, or 17.4% of actual interest expense, for fiscal year 2010, or an average of $0.2 million per quarter, based on the outstanding indebtedness at July 3, 2010. Although the dollar amount of the increase is consistent between the first quarter of 2011 and the quarterly average during fiscal year 2010, the higher percentage increase in the first quarter of fiscal year 2011 is due to the actual interest expense in the quarter being lower than the quarterly average interest expense in fiscal year 2010. The actual change in interest expense resulting from a change in interest rates would depend on the magnitude of the increase in rates and the average principal balance outstanding.
Derivatives
We use interest rate swaps to manage our interest rate exposure and reduce the impact of future interest rate changes as described in Note K—Derivatives.
Changes in the derivatives’ fair values are deferred and recorded as a component of accumulated other comprehensive loss (“AOCL”) until the underlying transaction is recorded. When the hedged item affects income, gains or losses are reclassified from AOCL to the Consolidated Statements of Operations as interest income/expense. Any ineffectiveness in our hedging relationships, of which there currently is none, would be recognized immediately in the Consolidated Statement of Operations. As of October 2, 2010, the fair value of the interest rate swap agreements resulted in an accumulated other comprehensive loss, net of taxes, of $0.1 million.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of October 2, 2010 and, based on the evaluation of these controls and procedures, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the evaluation date.
Changes in Internal Control Over Financial Reporting
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated whether any change in our internal control over financial reporting occurred during the first quarter of fiscal year 2011. Based on that evaluation, we have concluded that there has been no change in our internal control over financial reporting during the first quarter of fiscal year 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We are currently evaluating the internal control over financial reporting at TCX, LLC and are taking action to strengthen the internal control over financial reporting at TCX, LLC during the current fiscal year.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
See Note L—Legal Proceedings, which is incorporated herein by reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) Repurchases of Common Stock
Our Board of Directors has authorized our management to use up to $15.0 million to repurchase Delta Apparel stock in open market transactions under our Stock Repurchase Program. During the three months ended October 2, 2010, we purchased 51,640 shares of our common stock for a total cost of $0.7 million. Since the inception of the Stock Repurchase Program, we have purchased 1,076,411 shares of our common stock for an aggregate of $9.8 million. All purchases were made at the discretion of our management. As of October 2, 2010, $5.2 million remained available for future purchases under our Stock Repurchase Program. Our Stock Repurchase Program does not have an expiration date.
The following table summarizes the purchases of our common stock for the quarter ended October 2, 2010:

	Total		Total Number of	Dollar Value of
	Number	Average	Shares Purchased	Shares that May
	of Shares	Price Paid	as Part of Publicly	Yet Be Purchased
Period	Purchased	per Share	Announced Plans	Under the Plans

July 4 to August 7, 2010	—	—	—	$5.9 million
August 8 to September 4, 2010	11,904	$14.00	11,904	$5.7 million
September 5 to October 2, 2010	39,736	$14.31	39,736	$5.2 million

Total	51,640	$14.24	51,640	$5.2 million
Item 6. Exhibits
Exhibits

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DELTA APPAREL, INC. (Registrant)
November 5, 2010	By:	/s/ Deborah H. Merrill
Date		Deborah H. Merrill
Vice President, Chief Financial Officer and Treasurer