Form 10-Q
period 2011-01-01
DELTA APPAREL, INC
filed 2011-02-04
CIK 1101396

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 1, 2011
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
Yes ☐  No ☑
As of January 31, 2011, there were outstanding 8,496,736 shares of the registrant’s common stock, par value of $0.01 per share, which is the only class of outstanding common or voting stock of the registrant.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
Delta Apparel, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Amounts in thousands, except share amounts and per share data)
(Unaudited)

	January 1,	July 3,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$270	$687
Accounts receivable, net	53,179	60,991
Income tax receivable	1,362	—
Inventories, net	144,373	116,599
Prepaid expenses and other current assets	4,733	3,475
Deferred income taxes	2,959	3,162

Total current assets	206,876	184,914

Property, plant and equipment, net	39,021	37,694
Goodwill	16,814	17,426
Intangibles, net	7,706	8,016
Other assets	3,142	3,283

Total assets	$273,559	$251,333

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$41,767	$34,459
Accrued expenses	16,414	18,862
Income tax payable	—	712
Current portion of long-term debt	5,718	5,718

Total current liabilities	63,899	59,751

Long-term debt, less current maturities	78,675	62,355
Deferred income taxes	2,417	1,826
Other liabilities	48	157
Contingent consideration	—	1,530

Total liabilities	145,039	125,619

Commitments and contingencies

Shareholders’ equity:
Preferred stock—$0.01 par value, 2,000,000 shares authorized, none issued and outstanding	—	—
Common stock —$0.01 par value, 15,000,000 shares authorized, 9,646,972 shares issued, and 8,504,836 and 8,516,293 shares outstanding as of January 1, 2011 and July 3, 2010, respectively	96	96
Additional paid-in capital	59,348	59,111
Retained earnings	79,016	75,950
Accumulated other comprehensive loss	(76)	(105)
Treasury stock —1,142,136 and 1,130,679 shares as of January 1, 2011 and July 3, 2010, respectively	(9,864)	(9,338)

Total shareholders’ equity	128,520	125,714

Total liabilities and shareholders’ equity	$273,559	$251,333

See accompanying Notes to Condensed Consolidated Financial Statements.

Delta Apparel, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	January 1,	December 26,	January 1,	December 26,
	2011	2009	2011	2009

Net sales	$104,722	$91,160	$212,639	$190,282
Cost of goods sold	82,844	69,384	164,851	144,861

Gross profit	21,878	21,776	47,788	45,421

Selling, general and administrative expenses	20,076	19,561	42,971	38,819
Change in fair value of contingent consideration	(1,530)	—	(1,530)	—
Goodwill impairment charge	612	—	612	—
Other expense (income), net	95	(28)	152	(133)

Operating income	2,625	2,243	5,583	6,735

Interest expense, net	601	903	1,202	1,857

Income before provision for income taxes	2,024	1,340	4,381	4,878

Provision for income taxes	608	361	1,315	1,316

Net income	$1,416	$979	$3,066	$3,562

Basic earnings per share	$0.17	$0.11	$0.36	$0.42

Diluted earnings per share	$0.16	$0.11	$0.35	$0.42

Weighted average number of shares outstanding	8,500	8,516	8,512	8,512
Dilutive effect of stock options	256	51	257	37

Weighted average number of shares assuming dilution	8,756	8,567	8,769	8,549

See accompanying Notes to Condensed Consolidated Financial Statements.

Delta Apparel, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	Six Months Ended
	January 1,	December 26,
	2011	2009
Operating activities:
Net income	$3,066	$3,562
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,573	3,357
Provision for deferred income taxes	794	433
Loss on disposal of property and equipment	65	56
Non-cash stock compensation	456	534
Change in the fair value of contingent consideration	(1,530)	—
Goodwill impairment charge	612	—
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	11,615	11,964
Inventories	(21,605)	(4,123)
Prepaid expenses and other current assets	(1,164)	(189)
Income taxes receivable	(2,074)	868
Other non-current assets	141	166
Accounts payable	6,699	(3,538)
Accrued expenses	(2,774)	876
Other liabilities	(80)	390

Net cash (used in) provided by operating activities	(2,206)	14,356

Investing activities:
Purchases of property and equipment, net	(3,804)	(2,180)
Cash paid for business, net of cash acquired	(9,884)	(700)

Net cash used in investing activities	(13,688)	(2,880)

Financing activities:
Proceeds from long-term debt	246,401	197,247
Repayment of long-term debt	(230,081)	(208,954)
Repurchase of common stock	(1,060)	—
Proceeds from stock options	217	—

Net cash provided by (used in) financing activities	15,477	(11,707)

Net decrease in cash and cash equivalents	(417)	(231)

Cash and cash equivalents at beginning of period	687	654

Cash and cash equivalents at end of period	$270	$423

Supplemental cash flow information:
Cash paid for interest	$1,017	$1,709

Cash paid for income taxes	$2,611	$209

Non-cash financing activity—issuance of common stock	$98	$118

See accompanying Notes to Condensed Consolidated Financial Statements.

DELTA APPAREL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note A—Basis of Presentation
We prepared the accompanying interim condensed consolidated financial statements in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. We believe these condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation. Operating results for the three and six months ended January 1, 2011 are not necessarily indicative of the results that may be expected for our fiscal year ending July 2, 2011. Although our various product lines are sold on a year-round basis, the demand for specific products or styles reflects some seasonality, with sales in our fourth fiscal quarter generally being the highest and sales in our second fiscal quarter generally being the lowest. For more information regarding our results of operations and financial position, refer to the consolidated financial statements and footnotes included in our Form 10-K for our fiscal year ended July 3, 2010, filed with the Securities and Exchange Commission (“SEC”).
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
Certain reclassification entries have been made for fiscal year 2010 to conform to our fiscal year 2011 presentation. These reclassifications had no impact on our results of operations or financial position.
Note B—Accounting Policies
Our accounting policies are consistent with those described in our Significant Accounting Policies in our Form 10-K for our fiscal year ended July 3, 2010, filed with the Securities and Exchange Commission.
Note C—New Accounting Standards
In June 2009, the Financial Accounting Standards Board (“FASB”) issued Codification No. 810-10, Consolidation of Variable Interest Entities (“ASC 810-10”), and issued Accounting Standards Update (“ASU”) No. 2009-17, Consolidations: Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (“ASU 2009-17”), to improve financial reporting by enterprises involved with variable interest entities. They require an entity to qualitatively assess the determination of the primary beneficiary of a variable interest entity (“VIE”) based on whether the entity (1) has the power to direct the activities of the VIE that most significantly impact the entity’s economic performance and (2) has the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. They also require an ongoing reconsideration of the primary beneficiary, and amend the events that trigger a reassessment of whether an entity is a VIE. Enhanced disclosures are also required to provide information about an entity’s involvement in a VIE. ASC 810-10 and ASU 2009-17 are effective for annual reporting beginning after November 15, 2009. We adopted ASC 810-10 and ASU 2009-17 as of July 4, 2010, and the adoption had no impact on our financial position and results of operations.
In December 2010, the FASB issued ASU 2010-28, Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (“ASU 2010-28”). ASU 2010-28 modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity must consider whether there are any adverse qualitative factors indicating an impairment may exist. ASU 2010-28 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. ASU 2010-28 is therefore effective for our fiscal year ending June 30, 2012 and we are currently evaluating the impact on our financial position, results of operations and cash flows.
In December 2010, the FASB issued ASU No. 2010-29, Business Combinations (Topic 805) — Disclosure of Supplementary Pro Forma Information for Business Combinations (“ASU 2010-29”). This standard update clarifies that, when presenting comparative financial statements, SEC registrants should disclose revenue and earnings of the combined entity as though the current period business combinations had occurred as of the beginning of the comparable prior annual reporting period only. The update also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. ASU 2010-29 is effective prospectively for material (either on an individual or aggregate basis) business combinations entered into in fiscal years beginning on or after December 15, 2010 with early adoption permitted. ASU 2010-29 is therefore effective for acquisitions made after the beginning of our fiscal year ending June 30, 2012. We expect that ASU 2010-29 may impact our disclosures for any future business combinations, but the effect will depend on acquisitions that may be made in the future.
Note D—Inventories
Inventories, net of reserves, consist of the following (in thousands):

	January 1,	July 3,
	2011	2010
Raw materials	$17,190	$10,604
Work in process	22,714	21,277
Finished goods	104,469	84,718

	$144,373	$116,599

Raw materials include finished yarn and direct materials for the basics segment and include direct embellishment materials and undecorated garments and headwear for the branded segment.
Note E—Debt
On September 21, 2007, Delta Apparel, Junkfood and Soffe entered into a Third Amended and Restated Loan and Security Agreement (the “Amended Loan Agreement”) with Wells Fargo Bank, National Association, successor by merger to Wachovia Bank, National Association, as Agent, and the financial institutions named in the Amended Loan Agreement as Lenders. The Amended Loan Agreement provided us with a $100 million credit line (subject to borrowing base limitations based on the value and type of collateral provided) that matures on September 12, 2012. On March 30, 2009, we invoked the accordion feature in the Amended Loan Agreement, increasing the maximum line of credit from $100 million to $110 million and adding PNC Bank, National Association to the syndicate of lenders under the facility with a $10 million commitment. On December 1, 2010, The CIT Group/Commercial Services, Inc. was removed from our syndicate of lenders. The rights and obligations of The CIT Group/Commercial Services, Inc.’s $20 million commitment was assigned to existing lenders with Wells Fargo Bank, National Association taking an additional $15 million commitment and PNC Bank, National Association taking an additional $5 million commitment.
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
At January 1, 2011, we had $79.2 million outstanding under our credit facility at an average interest rate of 1.5% and had the ability to borrow an additional $26.0 million. Our credit facility includes the financial covenant that if the amount of availability falls below $10 million, our Fixed Charge Coverage Ratio (“FCCR”) (as defined in the Amended Loan Agreement) for the preceding 12 month period must not be less than 1.1 to 1.0 and otherwise includes customary conditions to funding, covenants, and events of default. As of January 1, 2011, our FCCR was 3.6x for the preceding 12 months, thus exceeding the 1.1 to 1.0 ratio. This would allow us access, if needed, to the total amount of availability provided for under the Amended Loan Agreement.
Proceeds of the loans under the Amended Loan Agreement may be used for general operating, working capital, other corporate purposes, and to finance fees and expenses under the facility. Our credit facility contains limitations on, or prohibitions of, cash dividends. We are allowed to make cash dividends in amounts such that the aggregate amount paid to shareholders since May 16, 2000 does not exceed twenty-five percent (25%) of our cumulative net income calculated from May 16, 2000 to the date of determination. At January 1, 2011, there was $15.5 million of retained earnings free of restrictions for the payment of dividends.
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
In the fourth quarter of fiscal year 2007, we entered into a loan agreement with Banco Ficohsa, a Honduran bank, for our capital expansion in Honduras. The loan is secured by a first-priority lien on the assets of our Honduran operations. During the first quarter of fiscal year 2009, the loan was amended to a fixed interest rate of 6% through June 2010, at which time the interest rate increased to 6.5% for the remainder of the term beginning in July 2010. The loan is payable monthly, has a five-year term and is denominated in U.S. dollars. At January 1, 2011, we had $5.2 million outstanding on this loan.
Note F—Selling, General and Administrative Expense
We include in selling, general and administrative expenses, costs incurred subsequent to the receipt of finished goods at our distribution facilities, such as the cost of stocking, warehousing, picking and packing, and shipping goods for delivery to our customers. Distribution costs included in selling, general and administrative expenses totaled $3.4 million and $3.1 million for the second quarter of fiscal years 2011 and 2010, respectively. Distribution costs included in selling, general and administrative expenses totaled $7.0 million and $6.5 million for the first six months of fiscal years 2011 and 2010, respectively. In addition, selling, general and administrative expenses include costs related to sales associates, administrative personnel cost, advertising and marketing expenses, royalty payments on licensed products and other general and administrative expenses.
Note G—Stock Options and Incentive Stock Awards
On November 11, 2010, the shareholders of the Company approved the Delta Apparel, Inc. 2010 Stock Plan (“2010 Stock Plan”). We will not be granting additional awards under either the Delta Apparel Stock Option Plan or the Delta Apparel Incentive Stock Award Plan. Instead, all future stock awards will be granted under the 2010 Stock Plan. The aggregate number of shares of common stock that may be delivered under the 2010 Stock Plan is 500,000 plus any shares of common stock subject to outstanding awards under the prior plans that are subsequently forfeited or terminated for any reason before being exercised. We account for these plans pursuant to FASB Codification No. 718, Compensation — Stock Compensation (“ASC 718”), Securities and Exchange Commission Staff Accounting Bulletin No. 107 (“SAB 107”), and the Securities and Exchange Commission Staff Accounting Bulletin No. 110 (“SAB 110”).
Delta Apparel Stock Option Plan (“Option Plan”)
We expensed $59 thousand and $51 thousand during the second quarter of fiscal years 2011 and 2010, respectively, in connection with our Option Plan. During the first six months of fiscal years 2011 and 2010, we expensed $0.1 million during each period. As of January 1, 2011, there was $0.4 million of total unrecognized compensation cost related to non-vested stock options under the Option Plan. This cost is expected to be recognized over a period of 1.5 years. Stock compensation expense is included in the cost of sales and selling, general and administrative expense line items of our statements of operations on a straight-line basis over the vesting periods of each grant.
During the quarter ended January 1, 2011, vested options representing 20,000 shares of our common stock were exercised, and the shares issued, in accordance with their respective agreements. No new stock options were granted under the Option Plan during the quarter ended January 1, 2011.
Delta Apparel Incentive Stock Award Plan (“Award Plan”)
For the second quarter of fiscal years 2011 and 2010, we expensed $0.2 million and $0.3 million, respectively, in connection with our Award Plan. During the first six months of fiscal years 2011 and 2010, we expensed $0.7 million and $0.6 million, respectively. The compensation expense includes the cost associated with the tax-assistance component of the awards, which is included in accrued liabilities until the vesting of the awards.
Stock compensation expense is included in the cost of sales and selling, general and administrative expense line items of our consolidated statements of operations over the vesting periods.
During the quarter ended January 1, 2011, we granted awards for up to 7,000 shares of common stock as authorized under the Award Plan. The issued awards are comprised of 4,200 shares which are service-based and 2,800 shares which are performance-based. The service-based shares will vest upon the filing of our Annual Report on Form 10-K for the fiscal year ending July 2, 2011. The performance-based awards are based on the achievement of performance criteria for the period ending July 2, 2011, and will vest upon the filing of our Annual Report for the year ending July 2, 2011.
Delta Apparel, Inc. 2010 Stock Plan (“Stock Plan”)
During the quarter ended January 1, 2011, no stock awards were granted under the Stock Plan.

Note H—Purchase Contracts
We have entered into agreements, and have fixed prices, to purchase yarn, natural gas, finished fabric and finished apparel and headwear products. At January 1, 2011, minimum payments under these contracts were as follows (in thousands):

Yarn	$26,792
Natural gas	810
Finished fabric	1,816
Finished products	18,764

$48,182

Note I—Segment Reporting
During the second quarter of fiscal year 2011, we changed the name of our Activewear and Retail-Ready operating segments to basics and branded, respectively. There was no change in terms of how the reporting units operate or are reviewed by our chief operating decision maker (“CODM”). We operate our business in two distinct segments: basics and branded. Although the two segments are similar in their production processes and regulatory environment, they are distinct in their economic characteristics, products and distribution methods.
The branded segment is comprised of our business units primarily focused on more specialized apparel garments and headwear to meet consumer preferences and fashion trends and includes Soffe (which includes the The Cotton Exchange as the bookstore division of Soffe), Junkfood, To The Game and Art Gun. These branded embellished and unembellished products are sold through specialty and boutique shops, upscale and traditional department stores, mid-tier retailers, sporting goods stores, college bookstores and to the U.S. military. Products in this segment are marketed under our primary brands of Soffe®, Intensity Athletics®, The Cotton Exchange®, Junk Food®, and The Game® as well as other labels. The results of The Cotton Exchange and Art Gun have been included in the branded segment since their acquisition on July 12, 2010 and December 28, 2009, respectively.
The basics segment is comprised of our business units primarily focused on garment styles that are characterized by low fashion risk and includes our Delta Catalog and FunTees businesses. Within the Delta Catalog business, we market, distribute and manufacture unembellished knit apparel under the brands of Delta Pro Weight®, Delta Magnum Weight®, Quail Hollow®, Healthknit® and FunTees®. These products are primarily sold to screen printing and ad specialty companies. We also manufacture products under private labels for retailers, corporate industry programs, sports licensed apparel marketers and major branded sportswear companies. Typically these products are sold decorated and ready for the retail shelf. The majority of the private label goods are sold through the FunTees business.
Our CODM and management evaluate performance and allocate resources based on profit or loss from operations before interest, income taxes and special charges (“Segment Operating Income (Loss)”). Our Segment Operating Income (Loss) may not be comparable to similarly titled measures used by other companies. Intercompany transfers between operating segments are transacted at cost and have been eliminated within the segment amounts shown in the following table (in thousands).
Information about our operations as of and for the three and six months ended January 1, 2011 and December 26, 2009, by operating segment, is as follows (in thousands):

	Basics	Branded	Consolidated
Three months ended January 1, 2011:
Net sales	$56,228	$48,494	$104,722
Segment operating income	1,370	1,255	2,625
Segment assets	138,121	135,438	273,559
Purchases of property and equipment	1,436	832	2,268

Three months ended December 26, 2009:
Net sales	$45,379	$45,781	$91,160
Segment operating (loss) income	(638)	2,881	2,243
Segment assets	136,759	109,899	246,658
Purchases of property and equipment	533	374	907

	Basics	Branded	Consolidated
Six months ended January 1, 2011:
Net sales	$105,769	$106,870	$212,639
Segment operating income	1,521	4,062	5,583
Purchases of property and equipment	2,239	1,566	3,805

Six months ended December 26, 2009:
Net sales	$92,524	$97,758	$190,282
Segment operating (loss) income	(1,723)	8,458	6,735
Purchases of property and equipment	1,411	775	2,186
The following table reconciles the segment operating income to the consolidated income before provision for income taxes (in thousands):

	Three Months Ended		Six Months Ended
	January 1,	December 26,	January 1,	December 26,
	2011	2009	2011	2009
Segment operating income	$2,625	$2,243	$5,583	$6,735
Unallocated interest expense	601	903	1,202	1,857

Consolidated income before taxes	$2,024	$1,340	$4,381	$4,878

Note J—Income Taxes
Our effective income tax rate for the six months ended January 1, 2011 was 30.0%, compared to an effective tax rate of 27.0% for the same period in the prior year. The primary driver for the increase in effective tax rate from 27.0% to 30.0% is due to having a higher percentage of pre-tax earnings in the United States and foreign taxable locations compared to earnings in foreign tax-free locations. Profits that are permanently reinvested in the tax-free zone of Honduras are relatively fixed since this amount is based on a cost-plus determination based on our production output. Therefore, our effective tax rate has increased because our expected U.S. profits have increased while our Honduran tax-free profits have remained relatively constant.
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
Note K—Derivatives
We use interest rate swaps to manage our interest rate exposure and reduce the impact of future interest rate changes. We do not use these financial instruments for trading or speculative purposes. The following table includes information regarding our interest rate swap agreements as of January 1, 2011:

		Notional
	Effective Date	Amount	LIBOR Rate	Maturity Date

Interest Rate Swap	April 1, 2009	$15 million	1.57%	April 1, 2011
Interest Rate Swap	March 1, 2010	$15 million	1.11%	September 1, 2011
We account for derivatives under FASB Codification No. 815, Derivatives and Hedging (“ASC 815”). ASC 815 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and hedging activities. It requires the recognition of all derivative instruments as either assets or liabilities in the Consolidated Balance Sheets and measurement of those instruments at fair value. We have assessed these agreements and concluded that the swap agreements match the exact terms of the underlying debt to which they are related and therefore are considered perfectly effective hedges. Therefore, changes in the derivatives’ fair values are deferred and recorded as a component of accumulated other comprehensive loss. As of January 1, 2011, the fair value of the interest rate swap agreements resulted in an accumulated other comprehensive loss, net of taxes, of $0.1 million.

FASB Codification No. 820, Fair Value Measurements and Disclosures (“ASC 820”), defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. Assets and liabilities measured at fair value are grouped in three levels. The levels prioritize the inputs based on reliability used to measure the fair value of the assets or liabilities. These levels are:
•	Level 1 — Quoted prices (unadjusted) in active markets for identical assets or liabilities.

•	Level 2 — Inputs other than quoted prices that are observable for assets and liabilities, either directly or indirectly. These inputs include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in market that are less active.

•	Level 3 — Unobservable inputs for assets or liabilities reflecting the reporting entity’s own assumptions.
The following financial liabilities are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
Period Ended	Total	(Level 1)	(Level 2)	(Level 3)
Interest rate swaps
January 1, 2011	$124	—	$124	—
July 3, 2010	$171	—	$171	—

Goodwill
January 1, 2011	$16,814	—	—	$16,814
July 3, 2010	$17,426	—	—	$17,426

Contingent consideration
January 1, 2011	$—	—	—	$—
July 3, 2010	$1,530	—	—	$1,530
The fair value of the interest rate swaps were derived from discounted cash flow analyses based on the terms of the contract and the forward interest rate curve adjusted for our credit risk. The liability for our interest rate swaps are recorded at fair value. We used the projected cash flows, discounted as necessary, to estimate the fair value of the contingent consideration for the acquisition of Art Gun on December 28, 2009. Accordingly, the fair value measurement for the contingent consideration falls in level 3 of the fair value hierarchy and is remeasured at the end of each reporting period. The change in fair value recorded during the second quarter ended January 1, 2011 and discussed in Note P—Goodwill and Contingent Consideration was measured at fair value using level 3 inputs.
Goodwill impairment charges recorded during the second quarter ended January 1, 2011 and discussed in Note P—Goodwill and Contingent Consideration were measured at fair value using level 3 inputs.
We adopted the provisions of the fair value measurement accounting and disclosure guidance related to nonfinancial assets and liabilities recognized at fair value on a nonrecurring basis for the acquisition of The Cotton Exchange on July 12, 2010. These assets and liabilities were measured at fair value upon acquisition and will be evaluated on a nonrecurring and as needed basis as part of our impairment assessments and as circumstances require. The fair value measurement was made using the income approach and falls in level 3 of the fair value hierarchy.
The following table summarizes the fair value and presentation in the consolidated balance sheets for derivatives as of January 1, 2011 and July 3, 2010 (in thousands).

	January 1,	July 3,
	2011	2010
Accrued expenses	$124	$105
Deferred tax liabilities	(48)	(66)
Other liabilities	—	66

Accumulated other comprehensive loss	$76	$105

Changes in the derivatives’ fair values are deferred and recorded as a component of accumulated other comprehensive loss (“AOCL”) until the underlying transaction is recorded. When the hedged item affects income, gains or losses are reclassified from AOCL to the Consolidated Statements of Operations as interest income/expense. Any ineffectiveness in our hedging relationships, of which there currently is none, would be recognized immediately in the Consolidated Statement of Operations. The change in fair value recognized in accumulated other comprehensive loss resulted in a gain, net of taxes, of $29 thousand and $0.3 million for the six months ended January 1, 2011 and December 26, 2009, respectively.
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
We accounted for the acquisition of The Cotton Exchange pursuant to ASC 805, Business Combinations, with the purchase price allocated based upon fair value. No goodwill is expected to be recorded on our financial statements in connection with this acquisition. We are currently in the process of finalizing the valuations of the assets acquired and liabilities assumed and thus the initial allocation of the purchase price is subject to change until the allocation is finalized upon refinement of certain preliminary estimates as of the acquisition date.
Note N—Repurchase of Common Stock
Our Board of Directors has authorized our management to use up to $15.0 million to repurchase Delta Apparel stock in open market transactions under our Stock Repurchase Program. During the three months ended January 1, 2011, we purchased 23,484 shares of our common stock for a total cost of $0.3 million. During the six months ended January 1, 2011, we purchased 75,124 shares of our common stock for a total cost of $1.1 million. Since the inception of the Stock Repurchase Program, we have purchased 1,099,895 shares of our common stock for an aggregate of $10.1 million. All purchases were made at the discretion of our management. As of January 1, 2011, $4.9 million remained available for future purchases under our Stock Repurchase Program. Our Stock Repurchase Program does not have an expiration date.
The following table summarizes the purchases of our common stock for the quarter ended January 1, 2011:

	Total		Total Number of	Dollar Value of
	Number	Average	Shares Purchased	Shares that May
	of Shares	Price Paid	as Part of Publicly	Yet Be Purchased
Period	Purchased	per Share	Announced Plans	Under the Plans

October 3 to November 6, 2010	11,300	$15.21	11,300	$5.0 million
November 7 to December 2, 2010	12,184	$12.52	12,184	$4.9 million
December 3 to January 1, 2011	—	—	—	$4.9 million

Total	23,484	$13.81	23,484	$4.9 million
Note O—License Agreements
We have entered into license agreements that provide for royalty payments on net sales of licensed products as set forth in the agreements. These license agreements are within our branded segment. We have incurred royalty expense (included in selling, general and administrative expenses) of approximately $3.2 million and $3.7 million, for the second quarter of fiscal years 2011 and 2010, respectively. Royalty expense for the first six months of fiscal years 2011 and 2010 was approximately $7.2 million and $7.3 million, respectively.

Based on minimum sales requirements, future minimum royalty payments required under these existing license agreements are (in thousands):

Fiscal Year
2011	$1,403
2012	2,239
2013	1,516
2014	1,776
2015	1,603
2016	625

$9,162

Note P—Goodwill and Contingent Consideration
The change in our goodwill and contingent consideration consisted of the following:
Art Gun

	October 3,			January 1,
Goodwill	2010	Additions	Impairment	2011
Goodwill	$612	$—	$(612)	$—

Total	612	—	(612)	—

	October 3,		Change in	January 1,
Contingent Consideration	2010	Additions	Fair Value	2011
Contingent Consideration	$1,530	$—	$(1,530)	$—

Total	1,530	—	(1,530)	—

In accordance with FASB Codification No. 805, Business Combinations (“ASC 805”), we were required to record a contingent consideration liability at the acquisition date for the estimated fair value of potential future earnout payments that would be made based on the future performance of the Art Gun business. The recording of this liability resulted in goodwill being recorded on the acquisition of Art Gun. Under ASC 805, we remeasure the contingent consideration liability associated with the Art Gun acquisition to fair value at the end of each reporting period. A change in fair value of the contingent consideration can result from changes in assumed discount periods and rates, changes in the assumed timing of when milestones will be achieved and changes in the estimated future revenue and expenses of the business. Significant judgment is employed in determining the appropriateness of these assumptions as of the acquisition date and for each subsequent period. Based on current results and projections, the fair value of the contingent consideration was analyzed and considered to be de minimis, resulting in a $1.5 million favorable adjustment recorded in the fiscal quarter ended January 1, 2011.
The change in fair value of the contingent consideration created an indicator of impairment of the goodwill associated with Art Gun. In accordance with FASB Codification No. 350, Intangibles — Goodwill and Other, we performed an interim impairment test of goodwill as of the end of the second quarter of fiscal year 2011. Under the first step of the impairment analysis for Art Gun, we considered both the income approach, which estimates the fair value based on the future discounted cash flows, and the market approach, which estimates the fair value based on comparable market prices. The results of step one indicated that the carrying value of the Art Gun reporting unit exceeded its fair value. The second step required us to allocate the estimated fair value of the reporting unit to the estimated fair value of the reporting unit’s net assets, with any fair value in excess of amounts allocated to such net assets representing the implied fair value of goodwill for that reporting unit. If the carrying value of the goodwill exceeds its fair value, the carrying value is written down by an amount equal to such excess. The results of step two indicated that the goodwill at Art Gun was fully impaired, resulting in a $0.6 million impairment charge recorded in the fiscal quarter ended January 1, 2011, which is included in our branded segment. The change in contingent consideration and goodwill impairment charge resulted in a net favorable adjustment of $0.9 million, or $0.07 per diluted share.
We began our annual test of goodwill on the first day of our third fiscal quarter using our actual results through the last day of our second fiscal quarter. Based on preliminary analysis, it does not appear that there is any impairment in the goodwill of Junkfood, the only remaining goodwill recorded on our financial statements.

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
The forward-looking statements in this Quarterly Report are based on our expectations and are necessarily dependent upon assumptions, estimates and data that we believe are reasonable and accurate but may be incorrect, incomplete or imprecise. Forward-looking statements are also subject to a number of business risks and uncertainties, any of which could cause actual results to differ materially from those set forth in or implied by the forward-looking statements. The risks and uncertainties include, among others:
•	the uncertainty of raw material, transportation and energy prices;

•	the general U.S. and international economic conditions, including market conditions;

•	the ability to grow, achieve synergies and realize the expected profitability of recent acquisitions;

•	changes in consumer confidence, consumer spending, and demand for apparel products;

•	the ability of our brands and products to meet consumer preferences within the prevailing retail environment;

•	the financial difficulties encountered by our customers and higher credit risk exposure;

•	the ability to obtain and renew our significant license agreements;

•	the competitive conditions in the apparel and textile industries;

•	changes in environmental, tax, trade, employment and other laws and regulations;

•	any restrictions on our ability to borrow capital or obtain financing;

•	changes in our information systems related to our business operations;

•	any significant interruptions with our distribution network;

•	changes in the economic, political and social stability at our offshore locations; and

•	the relative strength of the United States dollar as against other currencies.
A detailed discussion of significant risk factors that have the potential to cause actual results to differ materially from our expectations is described under the subheading “Risk Factors” in our Form 10-K for our fiscal year ended July 3, 2010 filed with the SEC and are beyond our control. Accordingly, any forward-looking statements do not purport to be predictions of future events or circumstances and may not be realized.
We do not undertake publicly to update or revise the forward-looking statements even if it becomes clear that any projected results will not be realized.
BUSINESS OUTLOOK
We continued to experience strong demand for our products as we progressed through our second quarter of fiscal year 2011 in what remains a difficult retail environment. Our revenues during the first half of our fiscal year increased nearly 12% as a result of our acquisition of The Cotton Exchange and organic sales growth of 4.8%. Sales of our products in the retail market continue to be strong and we are in a good order position going into the second half of our fiscal year. We believe that all of our operating units have the opportunity to achieve organic growth over the second half of the year.
Our branded segment product demand remains strong as we will ship additional placements of our Soffe products in the second half of this year. Sales of our Junkfood branded product were below the prior year level in the first half of our fiscal year as we expected. This was primarily due to the large initial roll out of certain Gap programs in the first half of the prior fiscal year. Sales on our various e-commerce sites continued to increase as expected. In addition to our existing Soffe, Junkfood and Delta Catalog direct to consumer e-commerce sites, we launched our new Ranger Boats sites for apparel and accessories in November 2010. In the spring, we will introduce our new Salt Life e-commerce site and will then follow up with a new e-commerce website for Delta Catalog.
Demand in our basics segment continues to remain strong. The service level we provide for our catalog and private label products remains high, which we believe will allow us to gain additional business. We also believe that pricing in these markets is increasing but is not at the level to support replacement cotton costs. Inventory levels in our catalog business remain below traditional levels but we believe we are well positioned to service our customer needs in our typically strong spring shipping season. We intend to focus on service and inventory management and to closely monitor selling and production levels so that we do not rebuild inventories to traditional levels until we have more long-term visibility on cotton cost.

We operated our manufacturing facilities at full running schedules during the second quarter. We continued to increase our fabric production at our Ceiba Textile facility with new equipment we added during the first quarter. The additional fabric production at Ceiba Textiles, combined with additional production at our Maiden Textile facility, has allowed us to increase our sewing plant output. We continue to make productivity gains and improve our material utilization in our manufacturing operations which should lower our overall cost to manufacture garments. We have ordered additional equipment for our textile facilities which, combined with efficiency improvements, should allow us to further increase fabric production by 100,000 pounds over the next six months.
In general, the demand for our branded products remains strong and we continue to gain momentum for the second half of our fiscal year. Demand for our Delta Catalog and FunTees private label products also remains solid. We believe we are servicing these markets well and believe our high service levels are attracting new customers. We completed the acquisition of The Cotton Exchange in our first quarter and have just entered into an exclusive apparel license agreement for the Salt Life brand to help grow our outdoor and active lifestyle retail channel. Over time, we believe both of these initiatives will be important to our future growth.
While the unprecedented appreciation in cotton costs adds risk to our business, we believe this could create opportunities for growth as well. We believe the higher costs and longer lead times out of Asia should give our vertical manufacturing platform based in Central America a competitive advantage. In addition to this competitive edge, we expect to benefit from shorter lead times to market and lower working capital commitments while providing a superior service model within the apparel marketplace. Our vertical manufacturing platform has been a key to our success for many years. We believe we are now evolving to a supply chain environment where our manufacturing investments will be a strategic advantage to our brands.
EARNINGS GUIDANCE
We reiterate our fiscal year 2011 outlook for sales and earnings. For the year ending July 2, 2011, we continue to expect net sales to be in the range of $455 to $465 million and earnings to be in the range of $1.55 to $1.70 per diluted share. The sales outlook for fiscal 2011 includes anticipated organic growth of approximately 3% to 6% after adjusting for one less week of operations in fiscal 2011 compared to the prior year, and approximately $25 million in additional revenues from The Cotton Exchange. We expect our branded segment to grow approximately 15% with sales in the range of $225 to $230 million. The basics segment sales grew 14% in fiscal 2010, and we expect to achieve sales of $230 to $235 million in this segment in fiscal 2011.
We remain concerned about the challenging economic conditions which, coupled with the higher prices driven from the volatile cotton market, could continue to impact consumer demand for apparel. In determining our expectations for the upcoming year, we believe we have taken into consideration these heightened risk factors.
RESULTS OF OPERATIONS
Net sales for the second quarter of fiscal year 2011 increased by $13.6 million to $104.7 million, an increase of 14.9% from the second quarter of the prior year. Basics segment sales were $56.2 million for the second quarter of fiscal year 2011, an increase of 23.9% compared to $45.4 million in sales in the second quarter of fiscal year 2010, driven by sales growth in both catalog and private label products. These sales increases resulted from an increase of approximately 7% in average selling prices combined with a 16% increase in unit sales. Branded segment sales were $48.5 million for the three months ended January 1, 2011, an increase of 5.9% over the prior year second quarter sales of $45.8 million. The sales growth resulted from revenue in The Cotton Exchange, which we acquired on July 12, 2010, partially offset by lower sales of vintage licensed tees.
Our net sales for the first six months of fiscal year 2011 grew 11.8% to $212.6 million, an increase of $22.4 million over the same period of fiscal year 2010. Both the basics and branded segments contributed to the growth with sales increases of $13.3 million and $9.1 million, respectively. The sales growth in our branded segment includes the addition of The Cotton Exchange which we acquired during the first quarter of fiscal year 2011.
Gross profit as a percentage of net sales was 20.9% in the second quarter of fiscal year 2011 compared to 23.9% in the second quarter of the prior year. The decline in gross margins was due to a higher percentage of basics products which carry lower gross margins than our branded products. Additionally, we were not fully leveraging our fixed costs in our digital printing operations and within The Cotton Exchange. We expect margins to improve over the next six months as these businesses become more fully integrated. Gross margins for the first six months of fiscal year 2011 were 22.5%, a 140 basis point decrease over the first six months of fiscal year 2010. The decline in gross margins is due primarily to a higher mix of basics sales compared to the first six months of fiscal year 2010. Our gross margins may not be comparable to other companies, since some companies include costs related to their distribution network in cost of goods sold and we exclude a portion of those costs from gross margin and instead include them in selling, general and administrative expenses.
Selling, general and administrative expenses, including the provision for bad debts, for the second quarter of fiscal year 2011 were $20.1 million, or 19.2% of sales, compared to $19.6 million, or 21.5% of sales, for the same period in the prior year. Selling, general and administrative expenses decreased as a percentage of sales due to our ability to leverage our fixed costs on overall higher revenue combined with a decline in licensed product sales which reduced royalty expense. These reductions were partially offset by costs associated with the acquisition of The Cotton Exchange, expenses related to the start-up of Art Gun, and new brand-marketing campaigns. For the first six months of fiscal year 2011 our selling, general and administrative expenses were $43.0 million, or 20.2% of sales, compared to $38.8 million, or 20.4% of sales, for the first six months of fiscal year 2010.
Operating income for the second quarter of fiscal year 2011 was $2.6 million, an increase of $0.4 million from the second quarter of the prior year. This included a non-cash net favorable adjustment of $0.9 million related to the valuation of the Art Gun contingent consideration and goodwill, resulting in a positive impact of $0.07 per diluted share. For the first six months of fiscal year 2011, operating income was $5.6 million, a $1.1 million decrease compared to the first six months of fiscal year 2010 of $6.7 million.
Net interest expense for the second quarter of fiscal year 2011 was $0.6 million, a reduction of $0.3 million compared to the second quarter of fiscal year 2010. The decrease in net interest expense was due to the expiration of our $15.0 million interest rate swap at 5.06% and $15.0 million collar agreement at 4.33%, partially offset by the new $15.0 million interest rate swap at 1.11% added in March 2010. For the first six months of fiscal year 2011 net interest expense declined by $0.7 million to $1.2 million compared to $1.9 million for the first six months of fiscal year 2010.
Our effective income tax rate for the three months ended January 1, 2011 was 30.0%, compared to an effective tax rate of 27.0% for the same quarter in the prior year. The primary driver for the increase in fiscal year 2011 is due to having a higher percentage of pre-tax earnings in the United States and foreign taxable locations compared to earnings in foreign tax-free locations. Profits that are permanently reinvested in the tax-free zone of Honduras are relatively fixed since this amount is based on a cost-plus determination based on our production output. Therefore, our effective tax rate has increased because our expected U.S. profits have increased while our Honduran tax-free profits have remained relatively constant.
Accounts receivable as of January 1, 2011 was $53.2 million, a decrease of $7.8 million from July 3, 2010. The decrease in accounts receivable was primarily the result of lower sales during the second quarter of fiscal year 2011 due to the seasonality of our business.
Inventories increased $27.8 million from July 3, 2010 to $144.4 million on January 1, 2011 due to the normal build up of inventory associated with the seasonality of our business. We expect inventory units to continue to increase during the third quarter of fiscal year 2011 in preparation for the spring selling season. In addition, the cost of our inventory will continue to increase as we carry higher raw material costs in our inventory. We anticipate we could add an additional $15 million in working capital solely due to higher price cotton in our inventory as of our fiscal year end July 2, 2011.
Capital expenditures for the first six months of fiscal year 2011 were $3.8 million compared to $2.2 million in expenditures for the first six months of fiscal year 2010. Expenditures for the second quarter of fiscal year 2011 were primarily to increase capacity and lower costs in our textile facilities. Total capital expenditures are expected to be approximately $8.0 million in fiscal year 2011.
LIQUIDITY AND CAPITAL RESOURCES
Our primary cash needs are for working capital and capital expenditures. In addition, in the future we may use cash to fund share repurchases under our Stock Repurchase Program or to pay dividends. Refer to Note E—Debt and Note K—Derivatives for additional discussion regarding our external liquidity resources.
Operating Cash Flows
Operating activities used $2.2 million in cash for the first six months of fiscal year 2011 compared to $14.4 million in cash provided by operating activities in the first six months of fiscal year 2010. The decrease in operating cash flow in the second quarter of fiscal year 2011 compared to the prior year resulted primarily from higher working capital requirements as we replenished our inventory in preparation for the spring selling season after ending fiscal year 2010 with lower than normal inventory levels.
Investing Cash Flows
Capital expenditures for the first six months of fiscal year 2011 were $3.8 million compared to $2.2 million for the first six months of the prior year. Expenditures for the first six months of fiscal year 2011 were primarily from adding new digital printing machines associated with the start-up of Art Gun and to continue to increase capacity and lower costs in our textile facilities. During the first quarter of fiscal year 2011, we acquired The Cotton Exchange for $9.9 million (See Note M—The Cotton Exchange Acquisition). During the first quarter of the prior year, we made the final payment of $0.7 million associated with the acquisition of To The Game, LLC.
Financing Activities
For the first six months of fiscal year 2011, cash provided by financing activities was $15.5 million compared to $11.7 million of cash used by financing activities during the first six months of fiscal year 2010. During the first six months of fiscal year 2011, the cash provided by our financing activities was used to fund the acquisition of The Cotton Exchange and higher working capital needs. During the first six months of fiscal year 2010, we used the cash from our operating activities, net of our investing activities, to reduce our debt outstanding under our revolving credit facility and to make principal payments on our loan with Banco Ficohsa.
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
PURCHASES BY DELTA APPAREL OF ITS OWN SHARES
Our Board of Directors has authorized our management to use up to $15.0 million to repurchase Delta Apparel stock in open market transactions under our Stock Repurchase Program. As of January 1, 2011, $4.9 million remained available for future purchases under our Stock Repurchase Program. See Note N—Repurchase of Common Stock.
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
The environmental rules applicable to our business are becoming increasingly stringent and we incur capital and other expenditures annually to achieve compliance with environmental standards. We currently do not expect that the amount of expenditures required to comply with environmental laws will have a material adverse affect on our operations, financial condition or liquidity. There can be no assurance, however, that future changes in federal, state, or local regulations, interpretations of existing regulations or the discovery of currently unknown problems or conditions will not require substantial additional expenditures. Similarly, while we are not currently aware of any violations, the extent of our liability, if any, for past failures to comply with laws, regulations or permits applicable to our operations cannot be determined and could have a material adverse effect on our operations, financial condition and liquidity.
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
Yarn with respect to which we had fixed cotton prices at January 1, 2011 was valued at $26.8 million, and was scheduled for delivery between January 2011 and June 2011. At January 1, 2011, a 10% decline in our underlying fixed cotton price in yarn would have had a negative impact of approximately $2.2 million on the value of the yarn. At July 3, 2010, a 10% decline in our underlying fixed cotton price in yarn would have had a negative impact of approximately $2.4 million on the value of the yarn. The impact of a 10% decline in the market price of the cotton covered by our fixed price yarn would have been greater at July 3, 2010 than at January 1, 2011 due primarily to our decreased commitments at January 1, 2011 as compared to July 3, 2010.
We may use derivatives, including cotton option contracts, to manage our exposure to movements in commodity prices. We do not designate our cotton option contracts as hedge instruments upon inception. Accordingly, we mark to market changes in the fair market value of the options in cost of sales in the statements of operations. We did not own any cotton option contracts on January 1, 2011.
If Parkdale’s operations are disrupted and it is not able to provide us with our yarn requirements, we may need to obtain yarn from alternative sources. Although alternative sources are presently available, we may not be able to enter into arrangements with substitute suppliers on terms as favorable as our current terms with Parkdale. In addition, the cotton futures we have fixed with Parkdale may not be transferable to alternative yarn suppliers. Because there can be no assurance that we would be able to pass along our higher cost of yarn to our customers, this could have a material adverse effect on our results of operations.
INTEREST RATE SENSITIVITY
Our credit agreement provides that outstanding amounts bear interest at variable rates. If the amount of outstanding indebtedness at January 1, 2011 under the revolving credit facility had been outstanding during the entire three months ended January 1, 2011 and the interest rate on this outstanding indebtedness were increased by 100 basis points, our interest expense would have increased by approximately $0.2 million, or 32.9% of actual interest expense, during the quarter. This compares to what would have been an increase of $0.6 million, or 17.4% of actual interest expense, for fiscal year 2010, or an average of $0.2 million per quarter, based on the outstanding indebtedness at July 3, 2010. Although the dollar amount of the increase is consistent between the second quarter of 2011 and the quarterly average during fiscal year 2010, the higher percentage increase in the second quarter of fiscal year 2011 is due to the actual interest expense in the quarter being lower than the quarterly average interest expense in fiscal year 2010. The actual change in interest expense resulting from a change in interest rates would depend on the magnitude of the increase in rates and the average principal balance outstanding.
Derivatives
We use interest rate swaps to manage our interest rate exposure and reduce the impact of future interest rate changes as described in Note K—Derivatives.
Changes in the derivatives’ fair values are deferred and recorded as a component of accumulated other comprehensive loss (“AOCL”) until the underlying transaction is recorded. When the hedged item affects income, gains or losses are reclassified from AOCL to the Consolidated Statements of Operations as interest income/expense. Any ineffectiveness in our hedging relationships, of which there currently is none, would be recognized immediately in the Consolidated Statement of Operations. As of January 1, 2011, the fair value of the interest rate swap agreements resulted in an accumulated other comprehensive loss, net of taxes, of $0.1 million.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of January 1, 2011 and, based on the evaluation of these controls and procedures, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the evaluation date.
Changes in Internal Control Over Financial Reporting
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated whether any change in our internal control over financial reporting occurred during the second quarter of fiscal year 2011. Based on that evaluation, we have concluded that there has been no change in our internal control over financial reporting during the second quarter of fiscal year 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We are currently evaluating the internal control over financial reporting at TCX, LLC and are taking action to strengthen the internal control over financial reporting at TCX, LLC during the current fiscal year.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
See Note L—Legal Proceedings, which is incorporated herein by reference.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) Repurchases of Common Stock
See Note N—Repurchase of Common Stock, which is incorporated herein by reference.
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

DELTA APPAREL, INC. (Registrant)
February 4, 2011	By:	/s/ Deborah H. Merrill
Date		Deborah H. Merrill
Vice President, Chief Financial Officer and Treasurer