Form 10-Q
period 2011-04-02
DELTA APPAREL, INC
filed 2011-05-05
CIK 1101396

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 2, 2011
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
Yes ☐ No ☑
As of April 29, 2011, there were outstanding 8,420,983 shares of the registrant’s common stock, par value of $0.01 per share, which is the only class of outstanding common or voting stock of the registrant.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Delta Apparel, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Amounts in thousands, except share amounts and per share data)
(Unaudited)

	April 2,	July 3,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$632	$687
Accounts receivable, net	72,877	60,991
Inventories, net	152,340	116,599
Prepaid expenses and other current assets	4,530	3,475
Deferred income taxes	3,247	3,162

Total current assets	233,626	184,914

Property, plant and equipment, net	39,516	37,694
Goodwill	16,814	17,426
Intangibles, net	7,555	8,016
Other assets	3,015	3,283

Total assets	$300,526	$251,333

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$48,059	$34,459
Accrued expenses	19,631	18,862
Income tax payable	517	712
Current portion of long-term debt	2,333	5,718

Total current liabilities	70,540	59,751

Long-term debt, less current maturities	93,426	62,355
Deferred income taxes	2,504	1,826
Other liabilities	29	157
Contingent consideration	—	1,530

Total liabilities	166,499	125,619

Commitments and contingencies

Shareholders’ equity:
Preferred stock—$0.01 par value, 2,000,000 shares authorized, none issued and outstanding	—	—
Common stock —$0.01 par value, 15,000,000 shares authorized, 9,646,972 shares issued, and 8,456,736 and 8,516,293 shares outstanding as of April 2, 2011 and July 3, 2010, respectively	96	96
Additional paid-in capital	59,726	59,111
Retained earnings	84,742	75,950
Accumulated other comprehensive loss	(31)	(105)
Treasury stock —1,190,236 and 1,130,679 shares as of April 2, 2011 and July 3, 2010, respectively	(10,506)	(9,338)

Total shareholders’ equity	134,027	125,714

Total liabilities and shareholders’ equity	$300,526	$251,333

See accompanying Notes to Condensed Consolidated Financial Statements.

Delta Apparel, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	April 2,	March 27,	April 2,	March 27,
	2011	2010	2011	2010
Net sales	$124,954	$107,942	$337,592	$298,224
Cost of goods sold	94,092	82,739	258,943	227,600

Gross profit	30,862	25,203	78,649	70,624

Selling, general and administrative expenses	22,706	20,345	65,676	59,164
Change in fair value of contingent consideration	—	—	(1,530)	—
Goodwill impairment charge	—	—	612	—
Other expense (income), net	29	(56)	180	(189)

Operating income	8,127	4,914	13,711	11,649

Interest expense, net	627	948	1,828	2,805

Income before provision for income taxes	7,500	3,966	11,883	8,844

Provision for income taxes	1,775	1,008	3,089	2,324

Net income	$5,725	$2,958	$8,794	$6,520

Basic earnings per share	$0.67	$0.35	$1.03	$0.77

Diluted earnings per share	$0.65	$0.34	$1.00	$0.76

Weighted average number of shares outstanding	8,490	8,516	8,505	8,513
Dilutive effect of stock options	249	215	247	65

Weighted average number of shares assuming dilution	8,739	8,731	8,752	8,578

See accompanying Notes to Condensed Consolidated Financial Statements.

Delta Apparel, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	Nine Months Ended
	April 2,	March 27,
	2011	2010
Operating activities:
Net income	$8,794	$6,520
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	5,411	5,172
Provision for deferred income taxes	593	326
Loss on disposal of property and equipment	56	56
Non-cash stock compensation	736	759
Change in the fair value of contingent consideration	(1,530)	—
Goodwill impairment charge	612	—
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(8,083)	(4,368)
Inventories	(29,572)	52
Prepaid expenses and other current assets	(960)	(87)
Income taxes	(196)	1,966
Other non-current assets	267	233
Accounts payable	12,991	797
Accrued expenses	441	3,842
Other liabilities	(54)	(927)

Net cash (used in) provided by operating activities	(10,494)	14,341

Investing activities:
Purchases of property and equipment, net	(5,978)	(3,849)
Cash paid for business, net of cash acquired	(9,884)	(1,700)

Net cash used in investing activities	(15,862)	(5,549)

Financing activities:
Proceeds from long-term debt	379,260	296,161
Repayment of long-term debt	(351,574)	(305,052)
Repurchase of common stock	(1,702)	—
Proceeds from stock options	217	—
Excess tax benefits from exercise of stock options	100	—

Net cash provided by (used in) financing activities	26,301	(8,891)

Net decrease in cash and cash equivalents	(55)	(99)

Cash and cash equivalents at beginning of period	687	654

Cash and cash equivalents at end of period	$632	$555

Supplemental cash flow information:
Cash paid for interest	$1,598	$2,571

Cash paid for income taxes	$2,773	$301

Non-cash financing activity—issuance of common stock	$98	$118

See accompanying Notes to Condensed Consolidated Financial Statements.

DELTA APPAREL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note A—Basis of Presentation
We prepared the accompanying interim condensed consolidated financial statements in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. We believe these condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation. Operating results for the three and nine months ended April 2, 2011 are not necessarily indicative of the results that may be expected for our fiscal year ending July 2, 2011. Although our various product lines are sold on a year-round basis, the demand for specific products or styles reflects some seasonality, with sales in our fourth fiscal quarter generally being the highest and sales in our second fiscal quarter generally being the lowest. For more information regarding our results of operations and financial position, refer to the consolidated financial statements and footnotes included in our Form 10-K for our fiscal year ended July 3, 2010, filed with the Securities and Exchange Commission (“SEC”).
“Delta Apparel”, the “Company”, and “we”, “us” and “our” are used interchangeably to refer to Delta Apparel, Inc. together with our domestic wholly-owned subsidiaries, M.J. Soffe, LLC (“Soffe”), Junkfood Clothing Company (“Junkfood”), To The Game, LLC (“To The Game”), Art Gun, LLC (“Art Gun”), TCX, LLC (“The Cotton Exchange”) and our international subsidiaries, as appropriate to the context.
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
In December 2010, the FASB issued ASU 2010-28, Intangibles — Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (“ASU 2010-28”). ASU 2010-28 modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity must consider whether there are any adverse qualitative factors indicating an impairment may exist. ASU 2010-28 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. ASU 2010-28 is therefore effective for our fiscal year ending June 30, 2012 and we are currently evaluating the impact on our financial position, results of operations and cash flows.
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

DELTA APPAREL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(CONTINUED)
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
Note D—Inventories
Inventories, net of reserves, consist of the following (in thousands):

	April 2,	July 3,
	2011	2010
Raw materials	$18,296	$10,604
Work in process	25,301	21,277
Finished goods	108,743	84,718

	$152,340	$116,599

Raw materials include finished yarn and direct materials for the basics segment and include direct embellishment materials and undecorated garments and headwear for the branded segment.
Note E—Debt
On September 21, 2007, Delta Apparel, Junkfood and Soffe entered into a Third Amended and Restated Loan and Security Agreement (the “Amended Loan Agreement”) with Wells Fargo Bank, National Association, successor by merger to Wachovia Bank, National Association, as Agent, and the financial institutions named in the Amended Loan Agreement as Lenders. The Amended Loan Agreement provided us with a $100 million credit line (subject to borrowing base limitations based on the value and type of collateral provided) that matures on September 12, 2012. To The Game, Art Gun and The Cotton Exchange have subsequently been added as co-borrowers under the Amended Loan Agreement. On March 30, 2009, we invoked the accordion feature in the Amended Loan Agreement, increasing the maximum line of credit from $100 million to $110 million and adding PNC Bank, National Association to the syndicate of lenders under the facility with a $10 million commitment. On December 1, 2010, The CIT Group/Commercial Services, Inc. was removed from our syndicate of lenders. The rights and obligations of The CIT Group/Commercial Services, Inc.’s $20 million commitment was assigned to existing lenders with Wells Fargo Bank, National Association taking an additional $15 million commitment and PNC Bank, National Association taking an additional $5 million commitment.
The credit facility is secured by a first-priority lien on substantially all of the real and personal property of Delta Apparel, Junkfood, Soffe, To The Game, Art Gun, and The Cotton Exchange. All loans under the credit agreement bear interest at rates based on either an adjusted LIBOR rate plus an applicable margin or a bank’s prime rate plus an applicable margin. The facility requires monthly installment payments of approximately $0.2 million in connection with fixed asset amortizations, and these amounts reduce the amount of availability under the facility. Annual facility fees are 0.25% of the amount by which $110 million exceeds the average daily principal balance of the outstanding loans and letters of credit accommodations and are charged monthly based on the principal balances during the immediately preceding month.
At April 2, 2011, we had $84.9 million outstanding under our credit facility at an average interest rate of 1.7% and had the ability to borrow an additional $23.4 million. Our credit facility includes the financial covenant that if the amount of availability falls below $10 million, our Fixed Charge Coverage Ratio (“FCCR”) (as defined in the Amended Loan Agreement) for the preceding 12 month period must not be less than 1.1 to 1.0, and otherwise includes customary conditions to funding, covenants, and events of default.
Proceeds of the loans under the Amended Loan Agreement may be used for general operating, working capital, other corporate purposes, and to finance fees and expenses under the facility. Our credit facility contains limitations on, or prohibitions of, cash dividends. We are allowed to make cash dividends in amounts such that the aggregate amount paid to shareholders since May 16, 2000 does not exceed twenty-five percent (25%) of our cumulative net income calculated from May 16, 2000 to the date of determination. At April 2, 2011, there was $16.9 million of retained earnings free of restrictions for the payment of dividends.
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
In the third quarter of fiscal year 2011, we renegotiated our loan agreement with Banco Ficohsa, a Honduran bank. Proceeds from the new loan agreement were used to extinguish the existing loan indebtedness and resulted in no gain or loss being recorded upon extinguishment. The debt facility is secured by a first-priority lien on the assets of our Honduran operations and the loan is not guaranteed by the U.S. Company. The installment loan portion of the agreement carries a fixed interest rate of 7% for a term of seven

DELTA APPAREL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(CONTINUED)
years and is denominated in U.S. dollars. During the first 12 months of the term, the loan requires only monthly interest payments with no principal payments. Beginning in April 2012, ratable monthly principal payments and interest payments are due through the end of the term. As of April 2, 2011, we had $5.8 million outstanding on this loan which was classified as noncurrent. The revolving credit facility has a 7% fixed interest rate with an ongoing 18-month term and is denominated in U.S. dollars. The revolving credit facility requires minimum payments of $1.7 million during each 6 month period of the 18-month term; however, the agreement permits additional drawdowns to the extent payments are made and the Honduran operations remain in good financial condition. As of April 2, 2011, we had $5.0 million outstanding on this loan which was also classified as noncurrent.
Note F—Selling, General and Administrative Expense
We include in selling, general and administrative expenses, costs incurred subsequent to the receipt of finished goods at our distribution facilities, such as the cost of stocking, warehousing, picking and packing, and shipping goods for delivery to our customers. Distribution costs included in selling, general and administrative expenses totaled $3.5 million for both the third quarter of fiscal years 2011 and 2010. Distribution costs included in selling, general and administrative expenses totaled $10.4 million and $10.0 million for the first nine months of fiscal years 2011 and 2010, respectively. In addition, selling, general and administrative expenses include costs related to sales associates, administrative personnel cost, advertising and marketing expenses, royalty payments on licensed products and other general and administrative expenses.
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
Delta Apparel, Inc. 2010 Stock Plan (“2010 Stock Plan”)
During the quarter ended April 2, 2011, we granted options for the purchase of up to 50,000 shares of common stock as authorized under the 2010 Stock Plan. These options vest 50% on July 2, 2011 and 50% on June 30, 2012.
For the three months ending April 2, 2011, we expensed $64 thousand in connection with our 2010 Stock Plan, $0.1 million of total unrecognized compensation cost related to non-vested stock options as of April 2, 2011 which is expected to be recognized over a period of 1.25 years. Stock compensation expense is included in the cost of sales and selling, general and administrative expense line items of our consolidated statements of operations over the vesting periods.
Delta Apparel Stock Option Plan (“Option Plan”)
We expensed $43 thousand and $0.1 million during the third quarter of fiscal years 2011 and 2010, respectively, in connection with our Option Plan. During the first nine months of fiscal years 2011 and 2010, we expensed $0.1 million and $0.2 million, respectively. As of April 2, 2011, there was $0.2 million of total unrecognized compensation cost related to non-vested stock options under the Option Plan, which is expected to be recognized over a period of 1.25 years. Stock compensation expense is included in the cost of sales and selling, general and administrative expense line items of our consolidated statements of operations on a straight-line basis over the vesting periods of each grant. During the quarter ended April 2, 2011, no vested options were exercised.
Delta Apparel Incentive Stock Award Plan (“Award Plan”)
For the third quarter of fiscal years 2011 and 2010, we expensed $0.5 million and $0.6 million, respectively, in connection with our Award Plan. In each of the periods during the first nine months of fiscal years 2011 and 2010, we expensed $1.2 million. The compensation expense includes the cost associated with the tax-assistance component of the awards, which is included in accrued liabilities until the vesting of the awards. Stock compensation expense is included in the cost of sales and selling, general and administrative expense line items of our consolidated statements of operations over the vesting periods.

DELTA APPAREL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(CONTINUED)
Note H—Purchase Contracts
We have entered into agreements, and have fixed prices, to purchase yarn, natural gas, finished fabric and finished apparel and headwear products. At April 2, 2011, minimum payments under these contracts were as follows (in thousands):

Yarn	$34,343
Natural gas	342
Finished fabric	2,658
Finished products	20,395

$57,738

Note I—Segment Reporting
We operate our business in two distinct segments: basics and branded. Prior to the second quarter of fiscal year 2011, these segments were named activewear and retail-ready. When the names were changed, there was no change in terms of how the reporting units operate or are reviewed by our chief operating decision maker (“CODM”). Although the two segments are similar in their production processes and regulatory environment, they are distinct in their economic characteristics, products and distribution methods.
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
Our CODM and management evaluate performance and allocate resources based on profit or loss from operations before interest, income taxes and special charges (“Segment Operating Income (Loss)”). Our Segment Operating Income (Loss) may not be comparable to similarly titled measures used by other companies. Intercompany transfers between operating segments are transacted at cost and have been eliminated within the segment amounts shown in the following table .
Information about our operations as of and for the three and nine months ended April 2, 2011 and March 27, 2010, by operating segment, is as follows (in thousands):

	Basics	Branded	Consolidated
Three months ended April 2, 2011:
Net sales	$70,632	$54,322	$124,954
Segment operating income	6,593	1,534	8,127
Segment assets	149,086	151,440	300,526
Purchases of property and equipment	1,106	1,067	2,173

Three months ended March 27, 2010:
Net sales	$61,685	$46,257	$107,942
Segment operating income	1,368	3,546	4,914
Segment assets	140,291	120,431	260,722
Purchases of property and equipment	1,092	577	1,669

DELTA APPAREL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(CONTINUED)

	Basics	Branded	Consolidated
Nine months ended April 2, 2011:
Net sales	$176,400	$161,192	$337,592
Segment operating income	8,116	5,595	13,711
Purchases of property and equipment	3,345	2,633	5,978

Nine months ended March 27, 2010:
Net sales	$154,209	$144,015	$298,224
Segment operating (loss) income	(355)	12,004	11,649
Purchases of property and equipment	2,503	1,352	3,855
The following table reconciles the segment operating income to the consolidated income before provision for income taxes (in thousands):

	Three Months Ended		Nine Months Ended
	April 2,	March 27,	April 2,	March 27,
	2011	2010	2011	2010
Segment operating income	$8,127	$4,914	$13,711	$11,649
Unallocated interest expense	627	948	1,828	2,805

Consolidated income before taxes	$7,500	$3,966	$11,883	$8,844

Note J—Income Taxes
Our effective income tax rate for the three months ended April 2, 2011 was 23.7%, compared to an effective tax rate of 25.4% for the same period in the prior year. The decrease is due to having a higher percentage of pre-tax earnings in foreign tax-free locations compared to earnings in the United States and foreign taxable locations. During the current quarter, we further developed our tax planning strategies, allowing us to keep more profits in Honduras, a tax-free zone, reducing our overall effective tax rate. Our effective income tax rate for the nine months ended April 2, 2011 was 26.0%, compared to an effective tax rate of 26.3% for the same period in the prior year. We now expect our fiscal year 2011effective tax rate to be 26.0%.
We file income tax returns in the U.S. federal jurisdiction and various state, local and foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state, local or non-U.S. income tax examinations by tax authorities for our tax years before 2007. However, net operating loss carryforwards remain subject to examination to the extent they are carried forward and impact a year that is open to examination by tax authorities.
Note K—Derivatives
From time to time, we may use interest rate swaps or other instruments to manage our interest rate exposure and reduce the impact of future interest rate changes. These financial instruments are not used for trading or speculative purposes. On April 1, 2011, our $15 million interest rate swap agreement at 1.57% matured. The outstanding financial instruments as of April 2, 2011 are as follows:

	Effective Date	Notional Amount	LIBOR Rate	Maturity Date
Interest Rate Swap	March 1, 2010	$15 million	1.11%	September 1, 2011
We account for derivatives under FASB Codification No. 815, Derivatives and Hedging (“ASC 815”). ASC 815 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and hedging activities. It requires the recognition of all derivative instruments as either assets or liabilities in the consolidated balance sheets and measurement of those instruments at fair value. We have assessed this agreement and concluded that the swap agreement matches the exact terms of the underlying debt to which it is related and therefore is considered a perfectly effective hedge. Therefore, changes in the derivative’s fair values is deferred and recorded as a component of accumulated other comprehensive loss. As of April 2, 2011, the fair value of the interest rate swap agreement resulted in an accumulated other comprehensive loss, net of taxes, of $31 thousand.
FASB Codification No. 820, Fair Value Measurements and Disclosures (“ASC 820”), defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. Assets and liabilities measured at fair value are

DELTA APPAREL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(CONTINUED)
grouped in three levels. The levels prioritize the inputs based on reliability used to measure the fair value of the assets or liabilities. These levels are:
•	Level 1 — Quoted prices (unadjusted) in active markets for identical assets or liabilities.

•	Level 2 — Inputs other than quoted prices that are observable for assets and liabilities, either directly or indirectly. These inputs include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in market that are less active.

•	Level 3 — Unobservable inputs for assets or liabilities reflecting the reporting entity’s own assumptions.
The following financial liabilities are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
Period Ended	Total	(Level 1)	(Level 2)	(Level 3)
Interest rate swap
April 2, 2011	$50	—	$50	—
July 3, 2010	$171	—	$171	—

Contingent consideration
April 2, 2011	$—	—	—	$—
July 3, 2010	$1,530	—	—	$1,530
The fair value of the interest rate swaps were derived from discounted cash flow analyses based on the terms of the contract and the forward interest rate curve adjusted for our credit risk. We used the projected cash flows, discounted as necessary, to estimate the fair value of the contingent consideration for Art Gun, which was acquired on December 28, 2009. Accordingly, the fair value measurement for contingent consideration falls in level 3 of the fair value hierarchy and is remeasured at the end of each reporting period. Additionally, we remeasured the Art Gun goodwill to fair value in the period ended January 1, 2011. See Note P—Goodwill and Contingent Consideration for further discussion.
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
The following table summarizes the fair value and presentation in the consolidated balance sheets for derivatives as of April 2, 2011 and July 3, 2010 (in thousands).

	April 2,	July 3,
	2011	2010
Accrued expenses	$50	$105
Deferred tax liabilities	(19)	(66)
Other liabilities	—	66

Accumulated other comprehensive loss	$31	$105

Changes in the derivative’s fair value is deferred and recorded as a component of accumulated other comprehensive loss (“AOCL”) until the underlying transaction is recorded. When the hedged item affects income, gains or losses are reclassified from AOCL to the Condensed Consolidated Statements of Operations as interest income/expense. Any ineffectiveness in our hedging relationships, of which there currently is none, would be recognized immediately in the Condensed Consolidated Statement of Operations. The change in fair value recognized in accumulated other comprehensive loss resulted in a gain, net of taxes, of $74 thousand and $0.4 million for the nine months ended April 2, 2011 and March 27, 2010, respectively.

DELTA APPAREL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(CONTINUED)
Note L—Legal Proceedings
At times we are party to various legal claims, actions and complaints. We believe that, as a result of legal defenses, insurance arrangements, and indemnification provisions with parties believed to be financially capable, such actions should not have a material effect on our operations, financial condition, or liquidity.
Note M—The Cotton Exchange Acquisition
On June 11, 2010, we formed a new North Carolina limited liability company, TCX, LLC (“The Cotton Exchange”), as a wholly-owned subsidiary of M.J. Soffe, LLC. Pursuant to an Asset Purchase Agreement dated July 5, 2010, on July 12, 2010, The Cotton Exchange acquired substantially all of the net assets of HPM Apparel, Inc. d/b/a The Cotton Exchange, including accounts receivable, inventory, and fixed assets, and assumed certain liabilities. The results of The Cotton Exchange’s operations have been included in the consolidated financial statements since the acquisition date. The total purchase price, which included a post-closing working capital adjustment, was $9.9 million. We financed the cash purchase price under our existing revolving credit facility.
We accounted for the acquisition of The Cotton Exchange pursuant to ASC 805, Business Combinations, with the purchase price allocated based upon fair value. No goodwill was recorded on our financial statements in connection with this acquisition. We have finalized the valuation for the assets acquired and liabilities assumed and have determined the final allocation of the purchase price.
Note N—Repurchase of Common Stock
Our Board of Directors has authorized our management to use up to $15.0 million to repurchase Delta Apparel stock in open market transactions under our Stock Repurchase Program. During the three months ended April 2, 2011, we purchased 48,100 shares of our common stock for a total cost of $0.6 million. During the nine months ended April 2, 2011, we purchased 123,224 shares of our common stock for a total cost of $1.7 million. Since the inception of the Stock Repurchase Program, we have purchased 1,147,995 shares of our common stock for an aggregate of $10.8 million. All purchases were made at the discretion of our management. As of April 2, 2011, $4.2 million remained available for future purchases under our Stock Repurchase Program, which does not have an expiration date.
The following table summarizes the purchases of our common stock for the quarter ended April 2, 2011:

	Total		Total Number of	Dollar Value of
	Number	Average	Shares Purchased	Shares that May
	of Shares	Price Paid	as Part of Publicly	Yet Be Purchased
Period	Purchased	per Share	Announced Plans	Under the Plans

January 2 to February 5, 2011	11,528	$12.75	11,528	$4.7 million
February 6 to March 5, 2011	9,352	$13.03	9,352	$4.6 million
March 6 to April 2, 2011	27,220	$13.71	27,220	$4.2 million

Total	48,100	$13.35	48,100	$4.2 million

Note O—License Agreements
We have entered into license agreements that provide for royalty payments on net sales of licensed products as set forth in the agreements. These license agreements are within our branded segment. We have incurred royalty expense (included in selling, general and administrative expenses) of approximately $2.2 million for the third quarter of fiscal years 2011 and 2010. Royalty expense for the first nine months of fiscal years 2011 and 2010 was approximately $9.4 million for both years.
Based on minimum sales requirements, future minimum royalty payments required under these existing license agreements are (in thousands):

Fiscal Year
2011	$558
2012	2,178
2013	1,763
2014	1,795
2015	1,615
2016	638

$8,547

DELTA APPAREL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(CONTINUED)
Note P—Goodwill and Contingent Consideration
At the end of each reporting period, we are required to remeasure the fair value of the contingent consideration related to the Art Gun acquisition in accordance with FASB Codification No. 805, Business Combinations (“ASC 805”). Based on the operating results and projections, the fair value of the contingent consideration was analyzed and considered to be de minimis, resulting in a $1.5 million favorable adjustment recorded in the fiscal quarter ended January 1, 2011. The change in fair value of the contingent consideration created an indicator of impairment of the goodwill associated with Art Gun. In accordance with FASB Codification No. 350, Intangibles — Goodwill and Other, we performed an interim impairment test of goodwill as of the end of the second quarter of fiscal year 2011. Under the first step of the impairment analysis for Art Gun, we considered both the income approach, which estimates the fair value based on the future discounted cash flows, and the market approach, which estimates the fair value based on comparable market prices. The results of step one indicated that the carrying value of the Art Gun reporting unit exceeded its fair value. The second step required us to allocate the estimated fair value of the reporting unit to the estimated fair value of the reporting unit’s net assets, with any fair value in excess of amounts allocated to such net assets representing the implied fair value of goodwill for that reporting unit. If the carrying value of the goodwill exceeds its fair value, the carrying value is written down by an amount equal to such excess. The results of step two indicated that the goodwill at Art Gun was fully impaired, resulting in a $0.6 million impairment charge recorded in the fiscal quarter ended January 1, 2011, which is included in our branded segment. The change in contingent consideration and goodwill impairment charge resulted in a net favorable adjustment of $0.9 million. During the third quarter ended April 2, 2011, the fair value of the contingent consideration was remeasured and still considered to be de minimis based on Art Gun’s current operating results and projections.
We completed our annual test of goodwill on the first day of our third fiscal quarter using our actual results through the last day of our second fiscal quarter. Based our valuation, it does not appear that there is any impairment in the goodwill of Junkfood, the only remaining goodwill recorded on our financial statements.
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
BUSINESS OUTLOOK
We continued to experience strong demand for our products in a difficult retail environment and expect fiscal year 2011 will be our ninth consecutive year of record revenues. Revenues during the first nine months of fiscal year 2011 increased nearly 13% as a result of our acquisition of The Cotton Exchange and organic sales growth of 7.6%. This organic sales growth was attributed to both our basics and branded business segments.
Our basics business performed well during the third quarter as the market demand continues to be strong for our undecorated products and our private label programs. Average selling prices have increased in the marketplace driven by higher cotton costs, energy costs and wage inflation. We expect the demand to remain high for our basics products in the fourth quarter as we believe we are well positioned to service our customers’ needs. Based on the higher average selling prices and improved manufacturing performance, profitability has improved significantly in the basics business compared to the prior fiscal year.
During the third quarter, demand for our branded products remained strong led by organic growth across all distribution channels in our Soffe business. We made considerable progress in our integration of The Cotton Exchange and expect to benefit from the cost savings from our vertical manufacturing platform and administrative synergies starting this fall. The new Salt Life collection has strong brand recognition in Florida and is receiving interest from retailers outside Florida as well. In March we launched a new Salt Life e-commerce website, www.saltlife.com, which we expect will continue to grow the brand recognition with consumers. Sales of our Junkfood branded product have been below our expectations. We have focused on building the brand and developing new sales programs, including being the official t-shirt supplier for Coca-Cola’s anniversary edition, gaining additional order placements with The Gap and negotiating new license agreements, all of which should help continue to build the Junkfood branded business in the future.
We continued to operate our manufacturing facilities at capacity during the third quarter. Our fabric production continues to increase at our Ceiba textiles facility with the new equipment added during the first quarter. We are also currently installing additional dye equipment which should increase production by our fiscal year end. The additional capacity should allow us to leverage our fixed costs and capitalize on productivity gains, while also giving us the opportunity to increase sales between $15-$18 million on an annual basis. In addition, we are also evaluating current alternatives to further expand production capacity in our Ceiba textile facility in order to meet future anticipated demand.
As we begin our fourth quarter of fiscal year 2011, we believe the overall demand for our products remains strong. While the unprecedented appreciation in cotton costs continues to add risk to our business, we have been successful in passing some of these costs along through price increases. We are also experiencing higher energy and wage costs, which will need to be considered as we plan our business for the upcoming year. We are strategically planning to minimize our inventories and expect to end the year with lower inventory units than in fiscal year 2010 in order to reduce our exposure to the current higher cotton costs. Our management teams will remain focused on these risk factors to help maintain our competitive edge in the market.
Based on the strong operating results for the third quarter, we have raised our earnings expectations for fiscal year 2011. We are now developing our plans for fiscal year 2012 and anticipate continued sales growth for both our basics and branded segments, driven primarily from higher average selling prices rather than volume growth. We expect the higher cotton and other input costs in 2012 may lower our gross margins by approximately 200 basis points but we believe we can partially offset these higher costs with further leveraging of our general and administrative costs. In January of 2010, we introduced our three-year goals of $500 million in revenue and earnings of $3.00 per share by fiscal year 2013 and based on our current outlook we expect to continue to make progress toward these goals in fiscal year 2012. We believe we are well positioned for the future and look forward to the further growth of our Company.
EARNINGS GUIDANCE
Based on the strong third quarter results and solid outlook for the fourth quarter, we raised our full year sales and earnings guidance for fiscal year 2011. We now expect earnings to be in the range of $1.85 to $1.95 per diluted share from our previous guidance of $1.55 to $1.70 per diluted share. This would be an increase of between 32% and 39% over earnings of $1.40 per diluted share in fiscal 2010. Full year 2011 sales are now expected to be $465 to $475 million, up $10 million from our previous guidance range and sales growth of 10% to 12% from the prior year. The 2010 fiscal year was a 53-week year while fiscal year 2011 is a 52-week year. We further developed our tax planning during the quarter and now expect our effective tax rate to be 26% for fiscal year 2011 compared to our previous expectation of 30%.
We remain concerned about the challenging economic conditions which, coupled with the higher prices driven from the volatile cotton market, could continue to impact consumer demand for apparel. In determining our expectations for fiscal year 2011, we believe we have taken into consideration these heightened risk factors.

RESULTS OF OPERATIONS
Net sales for the quarter ended April 2, 2011 were $125.0 million, an increase of 15.8% compared to the quarter ended March 27, 2010. Both segments contributed to the increase with a 14.5% increase in our basics segment and a 17.5% increase in our branded segment. Branded segment sales improved to $54.3 million for the third quarter of fiscal year 2011 compared to $46.2 million for the same period of the prior year due to organic growth of 9.9% as well as revenue from The Cotton Exchange, which we acquired on July 12, 2010. Higher sales of Soffe® apparel and The Game® headwear, coupled with the new Salt Life® collection, drove the organic sales growth during the quarter. Sales within the basics segment increased to $70.6 million for the quarter ended April 2, 2011 compared to $61.7 million in the same period in the prior year, driven from an increase in average selling prices of 19.6% partially offset by a slight decline in units sold.
Our net sales for the first nine months of fiscal year 2011 grew 13.2% to $337.6 million, an increase of $39.4 million over the same period of fiscal year 2010. Both the basics and branded segments contributed to the growth with sales increases of $22.2 million and $17.2 million, respectively. The revenue growth in the basics segment was all organic, while the branded segment had organic sales growth along with the addition of The Cotton Exchange which we acquired during the first quarter of fiscal year 2011.
Gross margins improved 130 basis points during the third quarter of fiscal year 2011 compared to the same period of the prior year. The increase in gross profit as a percentage of sales was driven primarily from higher average selling prices within our basics segment combined with efficiencies gained from our manufacturing platform. This was partially offset by a decline in our branded segment margins due to lower sales of our vintage licensed products and higher operational expenses associated with Salt Life® and the digital printing business. Gross margins for the first nine months of fiscal year 2011 were 23.3% compared to 23.7% in the same period in the prior year. Our gross margins may not be comparable to other companies, since some companies include costs related to their distribution network in cost of goods sold and we exclude a portion of those costs from gross margin and instead include them in selling, general and administrative expenses.
For the quarter ended April 2, 2011, selling, general and administrative expenses, including the provision for bad debts, were $22.7 million or 18.2% of sales compared to $20.3 million or 18.8% of sales for the quarter ended March 27, 2010. Selling, general and administrative expenses as a percent of sales decreased as we leveraged our fixed costs on higher revenue. For the first nine months of fiscal year 2011 our selling, general and administrative expenses were $65.7 million, or 19.5% of sales, compared to $59.2 million, or 19.8% of sales, for the first nine months of fiscal year 2010.
Operating income for the third quarter of fiscal year 2011 was $8.1 million, an increase of $3.2 million from the third quarter of the prior year. For the first nine months of fiscal year 2011, operating income was $13.7 million, a $2.1 million increase compared to the same period of the prior year. Fiscal year 2011 included a non-cash net favorable adjustment of $0.9 million related to the valuation of the Art Gun contingent consideration and goodwill.
Net interest expense for the third quarter of fiscal year 2011 was $0.6 million, a reduction of $0.3 million compared to the third quarter of fiscal year 2010. The decrease in net interest expense was primarily due to the lower average interest rates in fiscal year 2011 driven from the expiration of interest rate swap and collar agreements in fiscal year 2010. For the first nine months of fiscal year 2011, net interest expense declined by $1.0 million to $1.8 million compared to $2.8 million for the first nine months of fiscal year 2010.
Our effective income tax rate for the three months ended April 2, 2011 was 23.7%, compared to an effective tax rate of 25.4% for the same period in the prior year. The decrease is due to having a higher percentage of pre-tax earnings in foreign tax-free locations compared to earnings in the United States and foreign taxable locations. During the current quarter, we further developed our tax planning strategies, allowing us to keep more profits in Honduras, a tax-free zone, reducing our overall effective tax rate. Our effective income tax rate for the nine months ended April 2, 2011 was 26.0%, compared to an effective tax rate of 26.3% for the same period in the prior year. We now expect our fiscal year 2011effective tax rate to be 26.0%.
Accounts receivable as of April 2, 2011 was $72.9 million, an increase of $11.9 million from July 3, 2010. The increase in accounts receivable was primarily due to higher sales during the third quarter of fiscal year 2011 slightly offset by an improvement in our days sales outstanding.
Inventories increased $35.7 million from July 3, 2010 to $152.3 million on April 2, 2011 due to the normal build of inventory associated with the seasonality of our business and the additional inventory associated with our recent acquisitions and licensed brands. In addition, higher raw material costs have also increased our investment in inventory in fiscal year 2011. We anticipate our inventory units will be lower at fiscal 2011 year end compared to the prior year; however, the higher cotton costs will increase our investment in the inventory by approximately $20 million.
Capital expenditures for the first nine months of fiscal year 2011 were $6.0 million compared to $3.9 million in expenditures for the first nine months of fiscal year 2010. Expenditures during fiscal year 2011 were primarily to increase capacity and lower costs in our textile facilities and adding new digital printing machines associated with the start-up of Art Gun. Total capital expenditures are expected to be approximately $8.0 million in fiscal year 2011.

LIQUIDITY AND CAPITAL RESOURCES
Our primary cash needs are for working capital and capital expenditures. In addition, we may continue to use cash to fund share repurchases under our Stock Repurchase Program or to pay dividends. Refer to Note E—Debt and Note K—Derivatives for additional discussion regarding our external liquidity resources.
Operating Cash Flows
Operating activities used $10.5 million in cash for the first nine months of fiscal year 2011 compared to $14.3 million in cash provided by operating activities in the first nine months of fiscal year 2010. The decrease in operating cash flow during fiscal year 2011 compared to the prior year resulted primarily from higher working capital driven from higher raw material costs in inventory and increased sales. This increase was partially offset by higher accounts payable due to improved cash management and higher raw material costs.
Investing Cash Flows
Capital expenditures for the first nine months of fiscal year 2011 were $6.0 million compared to $3.8 million for the first nine months of the prior year. Expenditures for the first nine months of fiscal year 2011 were primarily from adding new digital printing machines associated with the start-up of Art Gun and from continuing to increase capacity and lower costs in our textile facilities. During the first quarter of fiscal year 2011, we acquired The Cotton Exchange for $9.9 million (See Note M—The Cotton Exchange Acquisition). During the first nine months of fiscal year 2010, we made the final payment of $0.7 million associated with the acquisition of To The Game, LLC and completed the acquisition of Art Gun for $1.0 million.
Financing Activities
For the first nine months of fiscal year 2011, cash provided by financing activities was $26.3 million compared to $8.9 million of cash used by financing activities during the first nine months of fiscal year 2010. During the first nine months of fiscal year 2011, the cash provided by our financing activities was used to fund the acquisition of The Cotton Exchange and higher working capital needs. During the first nine months of fiscal year 2010, we used the cash from our operating activities, net of our investing activities, to reduce our debt outstanding under our revolving credit facility and to make principal payments on our loan with Banco Ficohsa.
We believe that our credit facility should be sufficient to satisfy our foreseeable working capital needs, and that the cash flow generated by our operations and funds available under our credit line should be sufficient to service our debt payment requirements, to satisfy our day-to-day working capital needs and to fund our planned capital expenditures. Any material deterioration in our results of operations, however, may result in our losing the ability to borrow under our revolving credit facility and to issue letters of credit to suppliers or may cause the borrowing availability under our facility to be insufficient for our needs. We have started negotiations for a new U.S. revolving credit facility which we expect to complete before the end of the fiscal year. We expect the new credit facility will give us additional flexibility to continue our growth strategies into the future.
PURCHASES BY DELTA APPAREL OF ITS OWN SHARES
Our Board of Directors has authorized our management to use up to $15.0 million to repurchase Delta Apparel stock in open market transactions under our Stock Repurchase Program. As of April 2, 2011, $4.2 million remained available for future purchases. See Note N—Repurchase of Common Stock.
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
Yarn with respect to which we had fixed cotton prices at April 2, 2011 was valued at $34.3 million, and was scheduled for delivery between April 2011 and December 2011. At April 2, 2011, a 10% decline in our underlying fixed cotton price in yarn would have had a negative impact of approximately $2.8 million on the value of the yarn. At July 3, 2010, a 10% decline in our underlying fixed cotton price in yarn would have had a negative impact of approximately $2.4 million on the value of the yarn. The impact of a 10% decline in the market price of the cotton covered by our fixed price yarn would have been greater at April 2, 2011 compared to July 3, 2010 due primarily to the higher fixed cotton prices partially offset by significantly lower commitments.
We may use derivatives, including cotton option contracts, to manage our exposure to movements in commodity prices. We do not designate our cotton option contracts as hedge instruments upon inception. Accordingly, we mark to market changes in the fair market value of the options in cost of sales in the statements of operations. We did not own any cotton option contracts on April 2, 2011.
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
INTEREST RATE SENSITIVITY
Our credit agreement provides that outstanding amounts bear interest at variable rates. If the amount of outstanding indebtedness at April 2, 2011 under the revolving credit facility had been outstanding during the entire three months ended April 2, 2011 and the interest rate on this outstanding indebtedness were increased by 100 basis points, our interest expense would have increased by approximately $0.2 million, or 33.9% of actual interest expense, during the quarter. This compares to what would have been an increase of $0.6 million, or 17.4% of actual interest expense, for fiscal year 2010, or an average of $0.2 million per quarter, based on the outstanding indebtedness at July 3, 2010. Although the dollar amount of the increase is consistent between the third quarter of 2011 and the quarterly average during fiscal year 2010, the higher percentage increase in the third quarter of fiscal year 2011 is due to the actual interest expense in the quarter being lower than the quarterly average interest expense in fiscal year 2010. The actual change in interest expense resulting from a change in interest rates would depend on the magnitude of the increase in rates and the average principal balance outstanding.

Derivatives
From time to time, we may use interest rate swaps or other instruments to manage our interest rate exposure and reduce the impact of future interest rate changes as described in Note K—Derivatives.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of April 2, 2011 and, based on the evaluation of these controls and procedures, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the evaluation date.
Changes in Internal Control Over Financial Reporting
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated whether any change in our internal control over financial reporting occurred during the third quarter of fiscal year 2011. Based on that evaluation, we have concluded that there has been no change in our internal control over financial reporting during the third quarter of fiscal year 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We are currently evaluating the internal control over financial reporting at TCX, LLC and are taking action to strengthen the internal control over financial reporting at TCX, LLC during the current fiscal year.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
See Note L—Legal Proceedings in Item 1, which is incorporated herein by reference.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) Repurchases of Common Stock
See Note N—Repurchase of Common Stock and Note E—Debt, in Item 1, which is incorporated herein by reference.
Item 6. Exhibits
Exhibits
10.2.2	Exhibits and Schedules to the Third Amended and Restated Loan and Security Agreement dated as of September 21, 2007 among Delta Apparel, Inc., Junkfood Clothing Company, M. J. Soffe, LLC, Wells Fargo Bank, National Association, successor by merger to Wachovia Bank, National Association, as Agent, and the financial institutions named therein as Lenders.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DELTA APPAREL, INC. (Registrant)
Date May 5, 2011	By:	/s/ Deborah H. Merrill
Deborah H. Merrill
Vice President, Chief Financial Officer and Treasurer