Form 10-K
period 2011-07-02
DELTA APPAREL, INC
filed 2011-09-01
CIK 1101396

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Fiscal Year Ended July 2, 2011
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
As of January 1, 2011, the aggregate market share of the registrant’s voting stock held by non-affiliates of the registrant (based on the last sale price for such shares as quoted by the NYSE Amex) was approximately $96.0 million.
The number of outstanding shares of the registrant’s Common Stock as of August 22, 2011 was 8,388,413.
DOCUMENTS INCORPORATED BY REFERENCE:
Certain information required in Part III of this Form 10-K shall be incorporated from the registrant’s definitive Proxy Statement to be filed pursuant to Regulation 14A for the registrant’s 2011 Annual Meeting of Shareholders currently scheduled to be held on November 10, 2011.

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
The forward-looking statements in this Annual Report are based on our expectations and are necessarily dependent upon assumptions, estimates and data that we believe are reasonable and accurate but may be incorrect, incomplete or imprecise. Forward-looking statements are also subject to a number of business risks and uncertainties, any of which could cause actual results to differ materially from those set forth in or implied by the forward-looking statements. The risks and uncertainties include, among others:

•	the volatility and uncertainty of cotton, other raw materials, transportation and energy prices;

•	the general U.S. and international economic conditions;

•	changes in consumer confidence, discretionary consumer spending and demand for apparel products;

•	the financial difficulties encountered by our customers and credit risk exposure;

•	the competitive conditions in the apparel and textile industries;

•	changes in environmental, tax, trade, employment and other laws and regulations;

•	any significant litigation in either domestic or international jurisdictions;

•	changes in the economic, political and social stability at our offshore locations;

•	the relative strength of the United States dollar as against other currencies;

•	any restrictions to our ability to borrow capital or obtain financing;

•	the ability to grow, achieve synergies and realize the expected profitability of recent acquisitions;

•	the impairment of acquired intangible assets;

•	changes in our information systems related to our business operations;

•	any significant interruptions with our distribution network;

•	the ability of our brands and products to meet consumer preferences within the prevailing retail environment;

•	the ability to obtain and renew our significant license agreements;

•	implementation of cost reduction strategies;

•	any negative publicity regarding domestic or international business practices; and

•	the illiquidity of our shares and volatility of the stock market.
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
“Delta Apparel”, the “Company”, “we”, “us” and “our” are used interchangeably to refer to Delta Apparel, Inc. together with our domestic wholly-owned subsidiaries, including M.J. Soffe, LLC (“Soffe”), Junkfood Clothing Company (“Junkfood”), TCX, LLC ("TCX"), To The Game, LLC (“To The Game”), Art Gun, LLC (“Art Gun”), and other international subsidiaries, as appropriate to the context.
We were incorporated in Georgia in 1999 and our headquarters is located at 322 South Main Street, Greenville, South Carolina 29601 (telephone number: 864-232-5200). Our common stock trades on the NYSE Amex under the symbol “DLA”.
We operate on a 52-53 week fiscal year ending on the Saturday closest to June 30. The 2011 fiscal year was a 52-week year and ended on July 2, 2011. The 2010 fiscal year was a 53-week year and ended on July 3, 2010. The 2009 fiscal year was a 52-week year and ended on June 27, 2009.
OVERVIEW
Delta Apparel, Inc. is an international design, marketing, manufacturing and sourcing company that features a diverse portfolio of lifestyle branded activewear apparel and headwear and high-quality private label programs. We specialize in selling casual and athletic products through a variety of distribution channels. Our products are sold across distribution tiers and in most store types, including specialty stores, boutiques, department stores, mid-tier and mass channels. From a niche distribution standpoint, we also have strong distribution at college bookstores and the U.S. military. Our products are made available direct-to-consumer on our websites at www.soffe.com, www.junkfoodclothing.com, www.saltlife.com and www.deltaapparel.com. Additional products can be viewed at www.2thegame.com and www.thecottonexchange.com. We believe this diversified distribution allows us to capitalize on our strengths to provide casual activewear and headwear to consumers purchasing from most types of retailers.
We design and internally manufacture the majority of our products, which allows us to offer a high degree of consistency and quality controls as well as leverage scale efficiencies. One of our strengths is the speed in which we can reach the market from design to delivery. We have manufacturing operations located in the United States, El Salvador, Honduras and Mexico, and use domestic and foreign contractors as additional sources of production. Our distribution facilities are strategically located throughout the United States to better serve our customers with same-day shipping on our catalog products and weekly replenishments for retailers.
ACQUISITIONS
We have become a diversified branded apparel company through the seven acquisitions we have completed since October 2003. These acquisitions have added well-recognized brands and licensed properties to our portfolio, expanded our product offerings and broadened our distribution channels and customer base.

Business	Date of Acquisition	Business Segment
The Cotton Exchange	July 5, 2010	Branded
Art Gun	December 28, 2009	Branded
To The Game	March 29, 2009	Branded
FunTees	October 2, 2006	Basics
Intensity Athletics	October 3, 2005	Branded
Junkfood Clothing	August 22, 2005	Branded
M.J. Soffe	October 3, 2003	Branded
The Cotton Exchange Acquisition
The Cotton Exchange designs and markets decorated casual apparel to college bookstores, the U.S. military and other retail accounts. On June 11, 2010, we formed a new North Carolina limited liability company, TCX, LLC, as a wholly-owned subsidiary of M.J. Soffe, LLC. Pursuant to an Asset Purchase Agreement dated July 5, 2010, on July 12, 2010, TCX acquired substantially all of the net assets of HPM Apparel, Inc. d/b/a The Cotton Exchange, including accounts receivable, inventory, and fixed assets, and assumed certain liabilities. The total purchase price, which included a post-closing working capital adjustment, was $9.9 million. We finalized the valuation for the assets acquired and liabilities assumed and have determined the final allocation of the purchase price. No goodwill or other intangible assets were recorded in conjunction with the acquisition of The Cotton Exchange.
The Cotton Exchange has a strong reputation selling USA made collegiate apparel to college bookstores under “The Cotton Exchange” brand. The Cotton Exchange was formed in 1984 and is recognized in the industry for the quality of its garments, graphic designs, and most importantly its service to customers. The Cotton Exchange is headquartered in Wendell, North Carolina and is operated as the bookstore division of Soffe within our branded segment.
BUSINESS SEGMENTS
We operate our business in two distinct segments: branded and basics. Although the two segments are similar in their production processes and regulatory environment, they are distinct in their economic characteristics, products and distribution methods.
The branded segment is comprised of our business units focused on specialized apparel garments and headwear to meet consumer preferences and fashion trends, and includes Soffe (which includes The Cotton Exchange as the bookstore division of Soffe), Junkfood, To The Game and Art Gun. These branded embellished and unembellished products are sold through specialty and boutique shops, upscale and traditional department stores, mid-tier retailers, sporting goods stores, college bookstores and the

U.S. military. Products in this segment are marketed under our primary brands of Soffe®, Intensity Athletics®, The Cotton Exchange®, Junk Food®, The Game®, Salt Life® and Realtree Outfitters® as well as other labels. The results of The Cotton Exchange, Art Gun and To The Game have been included in the branded segment since their acquisition on July 12, 2010, December 28, 2009 and March 29, 2009, respectively.
The basics segment is comprised of our business units primarily focused on garment styles that are characterized by low fashion risk, and includes our Delta Catalog and FunTees businesses. Within the Delta Catalog business, we market, distribute and manufacture unembellished knit apparel under the brands of Delta Pro Weight®, Delta Magnum Weight®, Quail Hollow®, Healthknit® and FunTees®. These products are primarily sold to screen printing and advertising specialty companies. We also manufacture private label products for major branded sportswear companies, retailers, corporate industry programs, and sports licensed apparel marketers. Typically these products are sold with value-added services such as hangtags, ticketing, hangers, and embellishment so that they are fully ready for retail. The majority of the private label products are sold through the FunTees business.
See Note 13 of the Notes to Consolidated Financial Statements for financial information regarding segment reporting, which information is incorporated herein by reference.
PRODUCTS
We specialize in the design, merchandising, sales, and marketing of a variety of casual and athletic products for men, women, juniors, youth and children at a wide range of price points through most distribution channels.
We market more specialized fashion apparel garments and headwear under our primary brands of Soffe®, The Cotton Exchange®, Intensity Athletics®, Junk Food®, and The Game® as well as other labels.
Soffe designs and markets shorts, t-shirts, performance and fleece apparel in a wide variety of colors and sizes for men, women, juniors and children. The Soffe heritage of serving the United States Military with certified physical training apparel has inspired the introduction of a new men's performance line marketed under the collection name of XT46 - Extreme Training since 1946. Our Soffe® shorts continue to enjoy a very loyal following among teenage girls, many of whom are involved in cheerleading and dance teams. Collegiate products are designed and marketed under Soffe® and The Cotton Exchange®, which has a strong reputation selling USA made collegiate apparel to college bookstores. We also provide sports team uniforms under Intensity Athletics® and performance products to support team dealers and sporting goods stores.
Junk Food is an original vintage t-shirt company and a celebrity favorite, with global distribution and rights to over 800 licensed properties. Known for its soft fabrics and amazing fits, Junk Food® has two primary product lines, its "Classics" line and a more premium "Originals" brand, along with a long standing designer collaboration with Gap Inc.
To The Game includes product offerings of innovatively designed headwear marketed primarily under The Game®, and licensed apparel under the Realtree Outfitters® and Realtree Girl® brands. To The Game is also the exclusive licensee of Salt Life® apparel, headwear, decals, bags and other accessories, selling these lifestyle brands to the outdoors and sporting goods retail markets.
Delta offers more basic, high quality apparel garments for the entire family under the Delta Pro Weight®, Delta Magnum Weight®, Quail Hollow®, Healthknit® and FunTees® brand names. Delta products are offered in a wide range of colors available in 6-month infant to adult sizes up to 4X. The Pro Weight line represents a diverse selection of mid-weight, 100% cotton silhouettes in a large color palette, including our new heathered color offerings. The Magnum Weight line is designed to give our customers a variety of silhouettes in a heavier-weight, 100% cotton fabric.
FunTees designs, markets and manufactures label custom knit t-shirts primarily to major branded sportswear companies, including Nike, Quiksilver, adidas and Columbia Sportswear. The majority of the merchandise is embellished, and we offer our customers a wide variety of packaging services so the products can be shipped store-ready.
A key to our business success is our ability anticipate and quickly respond to changing consumer preferences. We maintain a California-based design lab that provides trend reports, concepts and color trends to keep our products and designs in style. This information is used by our in-house designers and merchandisers, along with our sales and marketing personnel, who review market trends, sales results and the popularity of our latest products to design new merchandise to meet the expected future demands of our consumers.
TRADEMARKS AND LICENSE AGREEMENTS
We own several well-recognized trademarks that are important to our business. Soffe® has stood for quality and value in the athletic and activewear market for more than sixty years and Junk Food® has been known as a leading vintage t-shirt company since 1999. The Game® and Kudzu® have been registered trademarks since 1989 and 1995, respectively. Associated with The Game®, we also have registered trademarks for the Three-Bar-Design and the Circle Design, which are recognized collegiate designs. The Cotton Exchange® is also a well recognized brand in the college market. Other registered trademarks include Sweet and Sour®, Junk Mail®, Delta®, Quail Hollow®, and Intensity Athletics®. Our trademarks are valuable assets that differentiate the marketing of our products. We vigorously protect our trademarks and other intellectual property rights against infringement.
We have distribution rights to other trademarks through license agreements. The Soffe and To The Game business units are official licensees for most major colleges and universities. Junkfood has the right to distribute trademarked apparel across athletics (including NFL), entertainment, foods, and other pop culture categories. We also have license agreements for motorsports properties (including NASCAR), Churchill Downs, golf and other various resort properties. Our license agreements are typically non-exclusive in nature and have terms that range from one to three years. In addition, in fiscal year 2010 we became the exclusive licensee for most apparel categories within the Realtree Outfitters® and Realtree Girl® outdoor lifestyle apparel brands. We expanded our lifestyle brand apparel line in fiscal year 2011 by becoming the exclusive licensee for Salt Life® apparel, headwear, decals, bags and other accessories. While historically we have been able to renew our license agreements, the loss of certain license agreements could have a material adverse effect on our results of operations. Although we are not dependent on any single license, our license agreements collectively are of significant value to our branded segment.
MARKETING
Our sales and marketing consists of both employed and independent sales representatives located throughout the country. In the branded segment, sales teams service specialty and boutique, upscale and traditional department stores, sporting goods, outdoor, military, and college bookstore customer bases. We also have a growing international presence with our Junk Food® products in Canada, Europe, Asia and Australia. In the basics segment, our sales personnel sell our knit apparel products primarily direct to large and small screen printers and into the promotional products markets. Our private label products are sold primarily to major branded sportswear companies.
During fiscal year 2011, we shipped to approximately 15,000 customers, many of whom have numerous retail doors. No single customer accounted for more than 10% of sales in fiscal years 2011, 2010 or 2009, and our strategy is to not become dependent on any single customer. Revenues attributable to foreign countries represented approximately 1% of our total consolidated net sales in each of fiscal years 2011, 2010 and 2009.
The majority of our apparel products are produced based on forecasts to permit quick shipments to our customers. Private label programs are generally made only to order or based on a customer's forecast. Our headwear products are primarily sourced based on customer orders; however, we carry certain styles in inventory to support quick-turn shipments. We aggressively explore new ways to leverage our strengths and efficiencies to meet the quick turn needs of our customers.
We have distribution facilities strategically located throughout the United States that carry in-stock inventory for shipment to customers, with most shipments made via third party carriers. In order to better serve customers, we allow products to be ordered by the piece, dozen, or full case quantities. Because a significant portion of our business consists of at-once EDI and direct catalog orders, we believe that backlog order levels do not give a general indication of future sales.
COMPETITION
We have numerous competitors with respect to the sale of apparel and headwear products in domestic and international markets, with many having greater financial resources than we do.
We believe that competition within our branded segment is based primarily upon design, brand recognition, and consumer preference. We focus on sustaining the strong reputation of our brands by adapting our product offerings to changes in fashion trends and consumer preferences. We keep our merchandise fresh with unique artwork and new designs, and support the integrated lifestyle statement through effective consumer marketing. We believe that our favorable competitive position includes strong consumer recognition and brand loyalty, the high quality of our products, and our flexibility and process control, which help lead to product consistency. Our ability to remain competitive in the areas of quality, price, design, marketing, product development, manufacturing, technology and distribution will, in large part, determine our future success.
Competition in our undecorated basics business is generally based upon price, service, delivery time and quality, with the relative importance of each factor depending upon the needs of the particular customers and the specific product offering. As this business is highly price competitive, competitor actions can greatly influence pricing and demand for our products. While price is still important in the private label market, quality and service are more important factors for customer choice. Our ability to consistently service the needs of our private label customers greatly impacts the future business with these customers.
SEASONALITY
Although our various product lines are sold on a year-round basis, the demand for specific products or styles reflects some seasonality, with sales in our fourth fiscal quarter generally being the highest and sales in our second fiscal quarter generally being the lowest. The percentage of net sales by quarter for the year ended July 2, 2011 was 23%, 22%, 26% and 29% for the first, second, third, and fourth fiscal quarters, respectively. Consumer demand for apparel is largely influenced by the overall U.S.

economy and consumer spending in general. Therefore, the distribution of sales by quarter in fiscal year 2011 may not be indicative of the distribution in future years.
MANUFACTURING
We have a vertically integrated manufacturing platform that supports both our branded and basics segment. Our manufacturing operations begin with the purchase of yarn and other raw materials from third-party suppliers. We manufacture fabrics in either our company-owned domestic textile facility located in Maiden, North Carolina or in Ceiba Textiles, our leased textile facility located near San Pedro Sula, Honduras. In addition, we may purchase fabric from third party contractors to supplement our internal production. The manufacturing process continues at one of our seven apparel manufacturing facilities where the products are ultimately sewn into finished garments. These facilities are either company-owned and operated, or leased and operated by us. These facilities are located domestically (two in North Carolina) and internationally (two in Honduras, one in El Salvador and two in Mexico). Our garments may also be embellished and prepared for retail (with any combination of services, including ticketing, hang tags, and hangers). In fiscal years 2011, 2010 and 2009 approximately 69%, 74% and 76%, respectively, of our manufactured products were sewn in company-operated locations. The remaining products were sewn by outside contractors located primarily in the Caribbean basin.
At the 2011, 2010 and 2009 fiscal year-ends, our long-lived assets in Honduras, El Salvador and Mexico collectively comprised approximately 45%, 49% and 51%, respectively, of our total net property, plant and equipment, with our long-lived assets in Honduras comprising 37%, 43% and 45%, respectively. For a description of risks associated with our operations located outside the United States, see Item 1A. Risk Factors.
Along with our internal manufacturing, we purchase fabric, undecorated products and full-package products from independent sources throughout the world. In fiscal years 2011, 2010 and 2009, we sourced approximately 23%, 25% and 11%, respectively, of our products from third parties. We expanded our product line into headwear in the fourth quarter of fiscal year 2009 with the acquisition of To The Game. Because our headwear merchandise is all sourced from third parties, the addition of this product line drove the increase in sourced products in fiscal year 2010.
RAW MATERIALS
We have a supply agreement with Parkdale America, LLC (“Parkdale”) to supply our yarn requirements until December 31, 2011. Under the supply agreement, we purchase from Parkdale all of our yarn requirements for use in our manufacturing operations, excluding yarns that Parkdale does not manufacture or cannot manufacture due to temporary capacity constraints. The purchase price of yarn is based upon the cost of cotton plus a fixed conversion cost. We are currently in negotiations to secure a new agreement to supply our yarn requirements. We do not believe we will lose any competitive position we currently have with a new agreement. If Parkdale’s operations are disrupted and it is not able to provide us with our yarn requirements, we may need to obtain yarn from alternative sources. Although alternative sources are presently available, we may not be able to enter into short-term arrangements with substitute suppliers on terms as favorable as our current terms with Parkdale. Because there can be no assurance that we would be able to pass along our higher cost of yarn to our customers, this could have a material adverse effect on our results of operations.
We also purchase specialized fabrics that we currently do not have the capacity or capability to produce and may purchase other fabrics when it is cost-effective to do so. While these fabrics typically are available from various suppliers, there are times when certain yarns become limited in quantity, causing some fabrics to be difficult to source. This can result in higher prices or our inability to provide products to our customers which could negatively impact our results of operations. Our dyes and chemicals are also purchased from several suppliers. While historically we have not had difficulty obtaining sufficient quantities of dyes and chemicals for our manufacturing, the availability of products can change, which could require us to adjust dye and chemical formulations. In certain instances, these adjustments can increase our manufacturing costs, negatively impacting our results of operations.
EMPLOYEES AND SOCIAL RESPONSIBILITY
As of July 2, 2011, we employed approximately 7,200 full time employees, of whom approximately 1,800 were employed in the United States. There are approximately 1,000 employees in Honduras that are covered by a collective bargaining agreement. We have never had a strike or legal work stoppage, and believe that our relations with our employees are good. We have invested significant time and resources in ensuring that the working conditions in all of our facilities meet or exceed the standards imposed by the governing laws. We have obtained WRAP (Worldwide Responsible Accredited Production) certification for all of our manufacturing facilities that we operate in the United States, Honduras, El Salvador and Mexico. Soffe and To The Game are affiliates of FLA (Fair Labor Association) as college licensees. In 2011, Delta Apparel, Inc. applied for and was approved by the FLA board as a provisional participating company. This level of affiliation with FLA will further enhance human rights compliance monitoring for Delta Apparel plants and our third party contractors. In addition, we have proactive programs to promote workplace safety, personal health, and employee wellness. We also support educational institutions in the communities where we operate.

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
The environmental rules applicable to our business are becoming increasingly stringent. We incur capital and other expenditures annually to achieve compliance with environmental standards, and currently do not expect the amount of expenditures required to comply with the environmental laws will have a material adverse effect on our operations, financial condition or liquidity. There can be no assurance, however, that future changes in federal, state, or local regulations, interpretations of existing regulations or the discovery of currently unknown problems or conditions will not require substantial additional expenditures. Similarly, while we are not currently aware of any violations, the extent of our liability, if any, for past failures to comply with laws, regulations and permits applicable to our operations cannot be determined and could have a material adverse effect on our operations, financial condition or liquidity.
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
In addition, we will provide upon request, at no cost, paper or electronic copies of our reports and other filings made with the SEC. Requests should be directed to: Investor Relations Department, Delta Apparel, Inc., 322 South Main Street, Greenville, South Carolina 29601. Requests can also be made by telephone to 864-232-5200 extension 6621, or via email at investor.relations@deltaapparel.com.

ITEM 1A.	RISK FACTORS
We operate in a rapidly changing, highly competitive business environment that involves substantial risks and uncertainties, including, but not limited to, the risks identified below. The following factors, as well as factors described elsewhere in this report or in our other filings with the SEC, which could materially affect our business, financial condition or operating results, should be carefully considered in evaluating our Company and the forward-looking statements contained in this report or future reports. The risks described below are not the only risks facing our Company. Additional risks not presently known to us or that we currently do not view as material, may become material, and may impair our business operations. Any of these risks could cause, or contribute to causing, our actual results to differ materially from expectations.
The price of purchased yarn and other raw materials is prone to significant fluctuations and volatility. Cotton is the primary raw material used in the manufacture of our apparel products. The price of cotton fluctuates and is affected by weather, consumer demand, speculation on the commodities market, and other factors that are generally unpredictable and beyond our control. As described under the heading “Raw Materials”, the price of yarn purchased from Parkdale is based upon the cost of cotton plus a fixed conversion cost. We set future cotton prices with purchase commitments as a component of the purchase price of yarn in advance of the shipment of finished yarn from Parkdale. Prices are set according to prevailing prices, as reported by the New York Cotton Exchange, at the time we enter into the commitments. Thus, we are subject to the commodity risk of cotton prices and cotton price movements, which could result in unfavorable yarn pricing for us. For example, we estimate that a change of $0.01 per pound in cotton prices would affect our annual raw material costs by approximately $6.9 million at current levels of production. The ultimate effect of this change on our earnings cannot be quantified, as the effect of movements in cotton prices on industry selling prices are uncertain. Cotton prices surged upward during 2010 and early 2011, but have recently declined significantly from the high. The ultimate impact on selling prices from the decline is not yet known, but may require us to reduce selling prices in response to competitive pricing pressure, which could adversely impact our results of operations in the short-term. We will be bringing in yarn with the highest cotton cost in our first quarter of fiscal year 2012, and expect the cotton cost to decline over the remaining quarters. As this yarn flows through our manufacturing process and the finished goods are sold, we expect the highest cost inventory will be in our cost of sales during our second and third quarters of fiscal year 2012, impacting gross margins most significantly in these quarters. In addition, if Parkdale’s operations are disrupted and it is not able to provide us with our yarn requirements, we may need to obtain yarn from alternative sources. We may not be able to enter into short-term arrangements with substitute suppliers on terms as favorable as our current terms with Parkdale, which could negatively affect our business.
Current economic conditions may adversely impact demand for our products. The apparel industry is cyclical and dependent upon the overall level of discretionary consumer spending which changes as regional, domestic and international economic conditions change. These economic conditions include, but are not limited to, employment levels, energy costs, interest rates, tax rates, inflation, personal debt levels, and uncertainty about the future with many of these factors outside of our control. Overall, consumer purchases of discretionary items tend to decline during recessionary periods when disposable income is lower. As such, further deterioration in general economic conditions that creates uncertainty or alters discretionary consumer spending habits could reduce our sales. Because we match our manufacturing production to demand, weakening sales may require us to reduce output, thereby increasing per unit costs and lowering our gross margins, causing a material adverse effect on our results of operations.
Deterioration of the financial condition of our customers could adversely affect our financial position and results of operations. We extend credit to our customers, generally without requiring collateral. The extension of credit involves considerable judgment and is based on an evaluation of each customer’s financial condition and payment history. We monitor our credit risk exposure by periodically obtaining credit reports and updated financial statements on our customers. Further deterioration in the economy, continued decline in consumer purchases of apparel, or further disruption in the ability of our customers to access liquidity could have an adverse effect on the financial condition of our customers. During the past several years, various retailers and other customers have experienced significant difficulties, including restructurings, bankruptcies and liquidations. The inability of these retailers and other customers to overcome these difficulties may increase due to the current worldwide economic conditions. We maintain an allowance for doubtful accounts for potential credit losses based upon current conditions, our historical trends and other available information. However, the inability to collect on sales to significant customers or a group of customers could have a material adverse effect on our financial condition and results of operations.
The apparel industry is highly competitive, and we face significant competitive threats to our business. The market for athletic and activewear apparel and headwear is highly competitive and includes new competitors as well as increased competition from established companies, some of which are larger, more diversified, and may have greater financial resources than we do. Many of our competitors have competitive advantages, including larger sales forces, better brand recognition among consumers, larger advertising budgets, and greater economies of scale. If we are unable to compete successfully with our competitors, our business and results of operations will be adversely affected.
We currently pay income taxes at lower than statutory rates. We are subject to income tax in the United States and in foreign jurisdictions in which we generate net operating profits. We benefit from a lower overall effective income tax rate due to the majority of our manufacturing operations being located in foreign tax-free locations. Our U.S. legal entity contracts with our foreign subsidiaries to manufacture products on its behalf with the intercompany prices paid for the manufacturing services and manufactured products based on an arms-length standard and supported by an economic study. We have concluded that the profits earned in the tax-free locations will be considered permanently reinvested. Thus, no U.S. deferred tax liability is recorded on these profits, causing our effective tax rate to be significantly below U.S. statutory rates. Our effective tax rate could be adversely affected by changes in the mix of earnings between the U.S. and tax-free foreign jurisdictions. In addition, changes to U.S. tax laws impacting how U.S. multinational corporations are taxed on foreign earnings, a need or requirement for us to remit tax-free earnings back to the U.S., could also have a material adverse effect on our tax expense and cash flow.
We may be restricted in our ability to borrow under our revolving credit facility. Significant operating losses or significant uses of cash in our operations could cause us to default on our asset-based revolving credit facility. Our ability to borrow under the credit facility depends on our accounts receivable and inventory levels. A significant deterioration in our accounts receivable or inventory levels could restrict our ability to borrow funds. In addition, our credit facility includes a financial covenant that if the amount of availability falls below an amount equal to 12.5% of the lesser of the borrowing base or $145 million, our Fixed Charge Coverage Ratio (“FCCR”) (as defined in our credit agreement) for the preceding 12 month period must not be less than 1.1 to 1.0. In addition, the credit facility includes customary conditions to funding, representations and warranties, covenants, and events of default. The covenants include, among other things, limitations on asset sales, consolidations, mergers, liens, indebtedness, loans, investments, guaranties, acquisitions, dividends, stock repurchases, and transactions with affiliates. An event of default under the credit facility could result in an acceleration of our obligations under the agreement, in the foreclosure on any assets subject to liens in favor of the credit facility’s lenders, and in our inability to borrow additional amounts under the credit facility. Although our availability at July 2, 2011, was $59.1 million and our FCCR for the preceding twelve months was 3.8x, a significant decline in our profitability could cause our FCCR to fall below 1.1x, thereby requiring us to maintain a minimum availability as defined in our credit agreement. This could restrict our ability to borrow funds and adversely affect our financial position and results of operations.
We may need to raise additional capital to grow our business through acquisitions. While our existing credit facility should be adequate to support our existing business in the foreseeable future, the rate of our growth, especially through acquisitions, will depend on the availability of debt and equity capital. We may not be able to raise capital on terms acceptable to us or at all. If new sources of financing are required, but are insufficient or unavailable, we may be required to modify our growth and operating plans based on available funding, which could adversely affect our ability to grow the business.
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
The price of energy and fuel costs are prone to significant fluctuations and volatility which could adversely affect our results of operations. Our manufacturing operations require high inputs of energy, and therefore changes in energy prices directly impact our gross profits. In addition, we incur significant freight costs to transport goods between the United States and our offshore facilities, along with transportation expenses to ship products to our customers. The cost of energy and fuel fluctuate due to a number of factors outside our control, including government policy and regulation and weather conditions. We continue to focus on manufacturing methods that will reduce the amount of energy used in the production of our products to mitigate risks of fluctuations in the cost of energy. In addition, we enter into forward contracts to fix a portion of our expected natural gas requirements for delivery in the future in order to mitigate potential increases in costs. However, significant increases in energy and fuel prices may make us less competitive compared to others in the industry, which may have a material adverse effect on our results of operations.
Our business operations rely on our information systems and any material disruption or slowdown of our systems could cause operational delays. We depend on information systems to manage our inventory, process transactions, respond to customer inquiries, purchase, sell and ship goods on a timely basis and maintain cost-effective operations. We have invested significant capital and expect future capital expenditures associated with the integration of our information technology systems across our businesses. This process involves the replacement and consolidation of technology platforms so our businesses are served by fewer platforms, resulting in operational efficiencies and reduced costs. Our inability to effectively convert our operations to the new systems could cause delays in product fulfillment and reduced efficiency in our operations. In addition, we may experience operational problems with our information systems as a result of system failures, viruses, security breaches, disasters or other causes. Any material disruption or slowdown of our information systems could cause operational delays that could have a material adverse effect on our results of operations.
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
We rely on the strength of our trademarks and could incur significant costs to protect these trademarks. Our trademarks, including Soffe®, Junk Food®, The Game®, and The Cotton Exchange® among others, are important to our marketing efforts and have substantial value. In addition, we have trademarked the Three-Bar-Design and the Circle Design, which are recognized collegiate designs. We aggressively protect these trademarks and have incurred legal costs in the past to establish and protect these trademarks, but these costs have not been significant. We may in the future be required to expend additional resources to protect these trademarks. The loss or limitation of the exclusive right to use our trademarks could adversely affect our sales and results of operations.
A significant portion of our business relies upon license agreements. We rely on licensed products for a significant part of our sales. Although we are not dependent on any single license, we believe that our license agreements in the aggregate are of significant value to our business. The loss of or failure to obtain license agreements could adversely affect our sales and results of operations.
We may be subject to the impairment of acquired intangible assets. When we acquire a business, a portion of the purchase price of the acquisition may be allocated to goodwill and other identifiable intangible assets. The amount of the purchase price that is allocated to goodwill and other intangible assets is determined by the excess of the purchase price over the net identifiable assets acquired. At July 2, 2011 and July 3, 2010, our goodwill and other intangible assets were approximately $24.2 million and $25.4 million, respectively. We conduct an annual review, and more frequent reviews if events or circumstances dictate, to determine whether goodwill is impaired. We also determine whether impairment indicators are present related to our identifiable intangible assets. If we determine that goodwill or intangible assets are impaired, we would be required to write down the value of these assets. Based upon the operating results and projections for Art Gun, during our second fiscal quarter we concluded that the goodwill and contingent consideration associated with the Art Gun acquisition were impaired. The change in contingent consideration (a $1.5 million favorable adjustment) and full impairment of the Art Gun goodwill (a $0.6 million impairment charge) resulted in a net favorable adjustment of $0.9 million, which was recorded in our second fiscal quarter and is included in the branded segment (See Note 2(m) to our Consolidated Financial Statements). We completed our annual impairment test of goodwill on the first day of our third fiscal quarter using actual results through the last day of the second fiscal quarter. Based on the valuation, there does not appear to be impairment on the goodwill associated with Junkfood, the only remaining goodwill recorded on our financial statements. We also concluded that there are no additional indicators of impairment related to our intangible assets. There can, however, be no assurance that we will not be required to take an impairment charge in the future, which could have a material adverse effect on our results of operations.
Changes in the regulations and laws regarding e-commerce could reduce the growth and lower the profitability of our internet sales. The e-commerce industry has undergone, and continues to undergo, rapid development and change. There have been continuing efforts to increase the legal and regulatory obligations and restrictions on companies conducting commerce through the internet, primarily in the areas of taxation, consumer privacy and protection of consumer personal information. These laws and regulations could increase the costs and liabilities associated with our e-commerce activities, thereby negatively impacting our results of operations.
Our basics segment is subject to significant pricing pressures which may decrease our gross profit margins if we are unable to implement our cost reduction strategies. We operate our basics segment in a highly competitive, price sensitive industry. Our strategy in this market environment is to be a low-cost producer and to differentiate ourselves by providing quality products and value-added services to our customers. To help achieve this goal, we began production in Ceiba Textiles, our Honduran textile facility, in fiscal year 2008. In the fourth quarter of fiscal year 2009, we closed our Soffe textile manufacturing facility in Fayetteville, North Carolina and moved this production to our Maiden, North Carolina and Ceiba Textiles plants. In fiscal year 2010, we began the expansion of Ceiba Textiles to increase internal manufacturing capacity and further leverage the fixed cost of the facility, and continued the expansion during fiscal year 2011. These initiatives, along with continual improvements in our production and delivery of products, are expected to lower our product costs and improve our results of operations. Failure to achieve the cost savings expected from these initiatives could have a material adverse effect on our results of operations.
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
Significant changes to international trade regulations could adversely affect our results of operations. The majority of our products are manufactured in Honduras, El Salvador and Mexico. We therefore benefit from current free trade agreements and other duty preference programs, including the North American Free Trade Agreement (“NAFTA”) and the Central America Free Trade Agreement (“CAFTA”). Our claims for duty free or reduced duty treatment under CAFTA, NAFTA and other available programs are largely conditioned on our ability to produce or obtain accurate records, some of which are provided to us by third parties, about production processes and sources of raw materials. Subsequent repeal or modification of NAFTA or CAFTA, or the inadequacy or unavailability of supporting records, could materially adversely affect our results of operations. In addition, our products are subject to foreign competition, which in the past has been faced with significant U.S. government import restrictions. The extent of import protection afforded to domestic apparel producers has been, and is likely to remain, subject to political considerations. The elimination of import protections for domestic apparel producers could significantly increase global competition, which could adversely affect our business. In addition, any failure to comply with international trade regulations could cause us to become subject to investigation resulting in significant penalties or claims or our inability to conduct our business, adversely affecting our results of operations.
Changes in domestic or foreign employment regulations or changes in our relationship with our employees could adversely affect our results of operations. We employ approximately 7,200 employees worldwide, with approximately 5,400 of these employees being in Honduras, El Salvador or Mexico. Changes in domestic and foreign laws governing our relationships with our employees, including wage and human resources laws and regulations, fair labor standards, overtime pay, unemployment tax rates, workers' compensation rates and payroll taxes, would likely have a direct impact on our operating costs. A significant increase in wage rates in the countries in which we operate could have a material impact on our operating results. Our employees are currently not party to any collective bargaining agreements, with the exception of approximately 1,000 employees in Honduras, which are party to a three year collective bargaining agreement. We have historically operated our facilities in a productive manner without significant labor disruptions, such as strikes or work stoppages. However, if labor relations were to change, it could adversely affect the productivity and ultimate cost of our manufacturing operations.
We are subject to foreign currency exchange rate fluctuations. We manufacture the majority of our products outside of the United States, exposing us to currency exchange rate fluctuations. In addition, movements in foreign exchange rates can affect transaction costs because we source products from various countries. We may seek to mitigate our exposure to currency exchange rate fluctuations, but our efforts may not be successful. Accordingly, changes in the relative strength of the United States dollar against other currencies could adversely affect our business.
The value of our brands and sales of our products could be diminished by negative publicity resulting from violations in labor laws or unethical business practices. We are committed to ensuring that all of our manufacturing facilities comply with our strict internal Code of Conduct, local and internal laws, and the codes and principles to which we subscribe, including those of Worldwide Responsible Accredited Production (WRAP) and Fair Labor Association (FLA). In addition, we require our suppliers and independent contractors to operate their businesses in compliance with the laws and regulations that apply to them. However, we do not control these suppliers and independent contractors. A violation of our policies, labor laws or other laws by our suppliers or independent contractors could interrupt or otherwise disrupt our operations. Negative publicity regarding the production methods of any of our suppliers or independent contractors could adversely affect our reputation and sales, which could adversely affect our business.
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
As of August 22, 2011, we had 8,388,413 shares of common stock outstanding. We believe that approximately 51% of our stock is beneficially owned by those who own more than 5% of the outstanding shares of our common stock. Included in the 51% are institutional investors that beneficially own more than 5% of the outstanding shares. These institutional investors own approximately 43% of the outstanding shares of our common stock. Sales of substantial amounts of our common stock in the public market by any of these large holders could adversely affect the market price of our common stock.
The market price of Delta Apparel shares is likely to be highly volatile as the stock market in general can be highly volatile. Fluctuations in Delta Apparel stock price may be influenced by, among other things, the general economic and market conditions, conditions or trends in our industry, changes in the market valuations of other apparel companies, announcements by us or our competitors of significant acquisitions, strategic partnerships or other strategic initiatives, and increased trading volumes. Many of these factors are beyond our control, but may cause the market price of our common stock to decline, regardless of our operating performance.
Our success depends upon the talents and continued contributions of our key management. We believe our future success depends on our ability to retain and motivate our key management, our ability to attract and integrate new members of management into our operations and the ability of all personnel to work together effectively as a team. Our continued success is dependent on our ability to retain existing, and attract additional, qualified personnel to execute our business strategy.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
Our principal executive office is located in a leased facility in Greenville, South Carolina. We own and lease properties supporting our administrative, manufacturing, distribution and direct outlet activities. Our products are manufactured through a combination of facilities that we either own, or lease and operate. As of July 2, 2011, we owned or leased twelve manufacturing facilities

(located in the United States, Honduras, El Salvador and Mexico) and ten distribution facilities (all within the United States). In addition, we operated six leased factory-direct stores and maintained three leased showrooms.
Our primary manufacturing and distribution facilities are as follows:

Location	Utilization	Segment
Maiden Plant, Maiden, NC	Knit/dye/finish/cut	Basics and branded
Ceiba Textiles, Honduras*	Knit/dye/finish/cut	Basics and branded
Honduras Plant, San Pedro Sula, Honduras*	Sew	Basics and branded
Cortes Plant, San Pedro Sula, Honduras*	Sew	Basics and branded
Mexico Plant, Campeche, Mexico*	Cut/sew	Basics and branded
Textiles LaPaz, La Paz, El Salvador*	Sew/decoration	Basics and branded
Campeche Sportswear, Campeche, Mexico*	Sew/decoration	Basics and branded
Fayetteville Plant, Fayetteville, NC	Sew/decoration	Branded
Rowland Plant, Rowland, NC	Sew	Branded
Cotton Exchange, Wendell, NC*	Decoration	Branded
Art Gun Office, Miami, FL*	Decoration/distribution	Branded
Downing Drive, Phenix City, AL*	Decoration/distribution	Branded
Warehouse, Louisville, KY*	Distribution	Branded
Distribution Center, Clinton, TN	Distribution	Basics
Distribution Center, Santa Fe Springs, CA*	Distribution	Basics and branded
Distribution Center, Miami, FL*	Distribution	Basics and branded
Distribution Center, Cranbury, NJ*	Distribution	Basics and branded
DC Annex, Fayetteville, NC*	Distribution	Branded
Distribution Center, Lansing, MI*	Distribution	Branded
Distribution Center, Wendell, NC*	Distribution	Branded

*	- Denotes leased location
We believe that all of our facilities are suitable for the purposes for which they are designed and are generally adequate to allow us to remain competitive. We ran our manufacturing facilities near full capacity during fiscal year 2011 and currently expect our facilities to run near full capacity during fiscal year 2012. Substantially all of our assets are subject to liens in favor of our lenders under our U.S. asset-based secured credit facility and our Honduran loan.

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

Market Information for Common Stock: The common stock of Delta Apparel, Inc. is listed and traded on the NYSE Amex under the symbol “DLA”. As of August 22, 2011, there were approximately 1,007 record holders of our Common Stock.
The following table sets forth, for each of the periods indicated below, the high and low sales prices per share of our Common Stock as reported on the NYSE Amex.

	Fiscal Year 2011		Fiscal Year 2010
	High	Low	High	Low
First Quarter	$15.56	$12.56	$9.23	$6.59
Second Quarter	15.59	12.00	11.85	7.52
Third Quarter	14.78	12.00	15.93	10.20
Fourth Quarter	18.72	13.89	17.51	13.89
Dividends: Our Board of Directors did not declare, nor were any dividends paid, during fiscal years 2011 and 2010. Subject to the provisions of any outstanding blank check preferred stock (none of which is currently outstanding), the holders of our common stock are entitled to receive whatever dividends, if any, may be declared from time to time by our Board of Directors in its discretion from funds legally available for that purpose. Under the terms of our credit agreement, we are allowed to make cash dividends if (i) as of the date of the payment and after giving effect to the payment, we have availability on that date of not less than $15 million and average availability for the 30 day period immediately preceding that date of not less than $15 million; and (ii) the aggregate amount of dividends and stock repurchases after May 27, 2011 does not exceed $19 million plus 50% of our cumulative net income (as defined in the credit agreement) from the first day of fiscal year 2012 to the date of determination. At July 2, 2011 and July 3, 2010, there was $18.7 million and $14.7 million, respectively, of retained earnings free of restrictions to make cash dividends.
We would expect that our Board of Directors would consider the advisability of instituting a dividend program in the future. Any future cash dividend payments will depend upon our earnings, financial condition, capital requirements, compliance with loan covenants and other relevant factors.
Purchases of our Own Shares of Common Stock: See Note 14 - Repurchase of Common Stock and Note 8 - Debt, in Item 15, which is incorporated herein by reference.
Securities Authorized for Issuance Under Equity Compensation Plans: The information required by Item 201(d) of Regulation S-K is set forth under “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this Annual Report, which information is incorporated herein by reference.
Comparison of Total Return Among Delta Apparel, Inc., NYSE Amex US Market Index, and NYSE Amex Wholesale & Retail Trade Index: Our common stock began trading on the NYSE Amex on June 30, 2000, the last trading day of our fiscal year 2000. Prior to that date, no securities of Delta Apparel were publicly traded. Set forth below is a line graph comparing the yearly change in the cumulative total stockholder return, assuming dividend reinvestment, of our common stock with (1) the NYSE Amex US Market Index (the “NYSE Amex US Market Index”) and (2) the NYSE Amex Wholesale and Retail Trade Index (the “NYSE Amex Wholesale and Retail Trade Index”), which is comprised of all NYSE Amex companies with SIC codes from 5000 through 5999. This Performance Graph assumes that $100 was invested in the common stock of our Company and comparison groups on July 1, 2006 and that all dividends have been reinvested.

	2006	2007	2008	2009	2010	2011
Delta Apparel, Inc.	$100.00	$107.06	$22.12	$40.95	$83.34	$103.25
NYSE Amex US Market Index	$100.00	$118.78	$106.68	$77.95	$90.51	$114.30
NYSE Amex Wholesale & Retail Trade Index	$100.00	$105.65	$91.49	$86.34	$131.29	$144.83

ITEM 6.	SELECTED FINANCIAL DATA
See information regarding our acquisitions within “Item 1. Business” under the heading “Acquisitions”. The selected financial data includes the financial position and results of operations of acquired businesses beginning on the date of acquisition. The consolidated statements of income for the years ended June 30, 2007 and June 28, 2008, and the consolidated balance sheet data as of June 30, 2007, June 28, 2008 and June 27, 2009 are derived from, and are qualified by reference to, our audited consolidated financial statements not included in this document. The consolidated statement of operations data for the years ended June 27, 2009, July 3, 2010 and July 2, 2011 and the consolidated balance sheet data as of July 3, 2010 and July 2, 2011 are derived from, and are qualified by reference to, our audited consolidated financial statements included elsewhere in this document. We operate on a 52-53 week fiscal year ending on the Saturday closest to June 30. All fiscal years shown were 52-week years with the exception of fiscal year 2010 which was a 53-week year. Historical results are not necessarily indicative of results to be expected in the future. The selected financial data should be read in conjunction with the Consolidated Financial Statements and the related notes as indexed on page F-1 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7.

	Fiscal Year Ended
	July 2, 2011	July 3, 2010	June 27, 2009	June 28, 2008	June 30, 2007
	(In thousands, except per share amounts)
Statement of Operations Data:
Net sales	$475,236	$424,411	$355,197	$322,034	$312,438
Cost of goods sold	(359,001)	(323,628)	(278,758)	(257,319)	(239,365)
Selling, general and administrative expenses	(91,512)	(80,695)	(64,388)	(59,898)	(59,187)
Valuation adjustment, net	918	—	—	—	—
Other (expense) income, net	(345)	74	96	132	(89)
Restructuring costs *	—	—	—	(62)	(1,498)
Operating income	25,296	20,162	12,147	4,887	12,299
Interest expense, net	(2,616)	(3,509)	(4,718)	(6,042)	(5,157)
Income (loss) before income taxes	22,680	16,653	7,429	(1,155)	7,142
Provision (benefit) for income taxes	5,353	4,466	973	(647)	1,471
Extraordinary gain, net of taxes	—	—	—	—	672
Net income (loss)	$17,327	$12,187	$6,456	$(508)	$6,343

Basic earnings (loss) per common share:
Income (loss) before extraordinary gain	$2.04	$1.43	$0.76	$(0.06)	$0.67
Extraordinary gain, net of income taxes	—	—	—	—	0.08
Net income (loss)	$2.04	$1.43	$0.76	$(0.06)	$0.75

Diluted earnings (loss) per common share:
Income (loss) before extraordinary gain	$1.98	$1.40	$0.76	$(0.06)	$0.65
Extraordinary gain, net of income taxes	—	—	—	—	0.08
Net income (loss)	$1.98	$1.40	$0.76	$(0.06)	$0.73

Dividends declared per common share	$—	$—	$—	$0.05	0.20

Balance Sheet Data (at year end):
Working capital	$160,646	$125,163	$135,369	$133,917	$120,645
Total assets	311,865	251,333	256,993	261,623	232,790
Total long-term debt, less current maturities	83,974	62,355	85,936	95,542	70,491
Shareholders’ equity	141,965	125,714	112,145	104,893	103,669

* On July 18, 2007, we announced plans to restructure our textile manufacturing operations. The restructuring plan included the closing of our manufacturing facility in Fayette, Alabama, the expensing of excess costs associated with the integration of FunTees and the start-up expenses related to the opening of our Honduran textile facility, Ceiba Textiles.
The restructuring plan began in the fourth quarter of fiscal year 2007 and was completed in the third quarter of fiscal year 2008. In total, we incurred $11.8 million, or approximately $0.90 earnings per diluted share, in charges associated with the restructuring. During fiscal year 2007, we incurred a total of $6.9 million, or $0.51 per diluted share, of which $5.4 million was recorded in cost of sales and $1.5 million on the restructuring cost line item of the financial statements. During fiscal year 2008, we incurred $4.9 million, or $0.39 per diluted share, in charges associated with the restructuring plan, of which $4.8 million was included in cost of sales with the remaining $0.1 million on the restructuring cost line item of the financial statements. All charges associated with the restructuring plan were recorded in our basics segment.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS OUTLOOK

While we are encouraged with the results we achieved in fiscal year 2011 and with our long term prospects, the continued weakness in the global economy and extreme volatility in input costs are presenting unique obstacles. In fiscal year 2012 we will need to manage through the higher cost cotton rolling through cost of sales, impacting our second and third fiscal quarters most significantly.
Over the last several years we have continued to improve the performance of our manufacturing operations which we believe has improved our competitive position. Our continuous improvement and six sigma programs continued to lower product cost by improving yields, reducing waste and minimizing off quality production. In fiscal year 2011 we expanded the output in most of our manufacturing facilities which leverages our fixed costs and provides additional volume to sell. We ran our manufacturing at capacity during fiscal year 2011 and currently expect to continue this into fiscal year 2012, taking advantage of the capacity expansions we completed over the past twelve months.
Our customer base for private label and decorated products is expanding and should add revenue in our basics segment for the upcoming year. Market demand for our private label programs remains strong, driven by consumer demand for our customers' products and the high service levels required in this marketplace. Demand for undecorated tees has recently weakened causing additional challenges in the catalog tee business.
We expect our branded segment to continue its growth trends in the upcoming year with improved operating margins. Our Soffe business continues to gain new doors, particularly with the sporting goods distribution channel. During fiscal year 2011 we completed most of the integration work on The Cotton Exchange and expect to see the benefits of this in fiscal year 2012. We are seeing positive trends in our Junkfood business and expect sales growth in fiscal year 2012, driven by solid business with The Gap, along with improved results with boutiques and upper tier retailers. Junkfood has been focused on brand building, resulting in strong press coverage over the past six months.
We expect strong sales at To The Game in fiscal year 2012 driven from sales of Salt Life(R) products and Under Armor licensed headwear. Salt Life(R) product offerings should be available in a growing number of doors over an expanded geographic area as fiscal year 2012 unfolds. In December we expect to open a flagship Salt Life(R) store, design lab and showroom in Jacksonville Beach, Florida, giving us an exciting venue to display new products, meet with customers, and get consumer feedback in a real Salt Life environment. We expect to operate our digital printing operation at Art Gun at full print capacity during the holiday season and we are working on strategies to build volume throughout the rest of the year. Art Gun continues to attract new customers across different different business platforms. We will soon be launching an improved Delta Catalog website and are developing a marketing strategy to allow this customer base to utilize our custom design and decorating capabilities.
In January 2010 we provided the investment community with three year targets, which included reaching sales of $500 million, gross margins of thirty percent and earnings of $3.00 per share. We are ahead of our sales goals and believe we are building an operating platform and portfolio of brands and licensed properties which should allow us to reach our gross margin and earnings targets as raw material prices return to more traditional levels. We do, however, remain concerned about the retail climate for apparel and the United States economy in general. Raw material prices remain volatile which adds uncertainty to our pricing and production strategies. We have evaluated these heightened risk factors in setting our expectations for the upcoming year, but it is impossible to predict the full impact these conditions may have on our business.

EARNINGS GUIDANCE
For the fiscal year ending June 30, 2012, we expect net sales to be in the range of $500 to $520 million, an increase of 5% to 9% from fiscal year 2011, all of which is expected to be organic growth. Earnings are expected to be in the range of $2.00 to $2.15 per diluted share in fiscal year 2012.
Our fiscal year 2012 guidance is based on the following assumptions:
1) Organic sales growth of 5% to 9% driven primarily by higher average prices. We expect to achieve sales growth in both our branded and basics segments;
2) Decline in gross margins of approximately 150 to 200 basis points for the year driven primarily from higher cotton and other raw material costs, partially offset by improved manufacturing costs as we gain efficiencies and further leverage our fixed expenses. We will be bringing in yarn with the highest cotton cost in our first quarter of fiscal year 2012, and expect the cotton cost to decline over the remaining quarters. As this yarn flows through our manufacturing process and the finished goods are sold, we expect the highest cost inventory will be in our cost of sales during our second and third quarters of fiscal year 2012, impacting gross margins most significantly in these quarters.
3) Selling, general and administration costs are expected to decrease as a percentage of sales, as well as in gross dollars, from fiscal year 2011 due primarily to fiscal year 2011 including some one-time expenses that are not expected to repeat in fiscal year 2012.
4) The effective tax rate for fiscal year 2012 is expected to be approximately 24%.
5) Capital expenditures are expected to be approximately $10 million for fiscal year 2012, which includes about $4 to $5 million to increase our textile and sewing capacity in order to meet expected sales growth. Depreciation and amortization, including non-cash compensation, is expected to also be approximately $10 million.
6) Fiscal year 2012 free cash flows are expected to be approximately $20 million and are expected to be used to reduce debt obligations and for other corporate purposes.
In fiscal year 2012, we will face challenging market conditions resulting from the volatile cotton market, inflationary pressures and general economic conditions which continue to impact discretionary spending. Although we believe we have taken these risks, as well as other factors, into consideration as we determined our guidance for fiscal year 2012, the significance of the challenges, many of which our outside of our control, creates heightened risk to the volatility of our earnings in the upcoming fiscal year. In addition, although we believe that the assumptions described above are reasonable, if any of the assumptions proves to be incorrect, our results will differ from our expectations.

RESULTS OF OPERATIONS
Overview
Fiscal year 2011 marked another year of growth for Delta Apparel, Inc. and our eighth consecutive year of record revenue. Higher selling prices, coupled with continued marketing initiatives to gain new customers and expand business relationships with existing customers, drove organic sales growth of 7.1% during fiscal year 2011 on top of the 14% organic growth achieved in fiscal year 2010. The organic sales growth, coupled with the inclusion of revenue from the acquisition of The Cotton Exchange, resulted in record sales of $475.2 million, an increase of $50.8 million, or 12.0%, from the prior year.
Our operating profit increased $5.1 million to $25.3 million, or 5.3% of sales, in fiscal year 2011, resulting in net income of $17.3 million, or $1.98 per diluted share. Our effective tax rate was 23.6% in fiscal year 2011 compared to 26.8% in the prior year as we further developed our tax planning strategies.
In addition to growing our top line and expanding our profits, we also continued to focus on managing the capital in the business. The rise of cotton prices during the year and resulting increases in selling prices significantly increased our net working capital requirements. Even with the increased investment in working capital, we generated positive cash flows from operations during fiscal year 2011. We continued to invest in the growth of our business through the acquisition of The Cotton Exchange in July 2011, and with capital expenditures to further expand our manufacturing capacity, lower our costs and improve our information technology platforms.
Overall, we believe we have many opportunities to continue our sales growth and further improve our profitability in the upcoming years. In fiscal year 2012, we will face challenging market conditions resulting from the volatile cotton market, inflationary pressures and general economic conditions which continue to impact discretionary spending. We believe our broad channels of distribution and diversified product offerings, along with our prudent capital management, should serve us well during these more challenging times.
Quarterly Financial Data
For information regarding quarterly financial data, refer to Note 16 - Quarterly Financial Information (Unaudited) to the Consolidated Financial Statements, which information is incorporated herein by reference.
Fiscal Year 2011 versus Fiscal Year 2010
Net sales for fiscal year 2011 were $475.2 million, a $50.8 million increase from the prior year sales of $424.4 million. The 12.0% sales increase resulted from organic sales growth of 7.1% and the additional revenue from the acquisition of The Cotton Exchange. Both segments contributed to the increase with an 11.9% increase in our basics segment and a 12.1% increase in our branded segment. Sales in the branded segment were $221.7 million, or approximately 47% of total sales. Revenue from The Cotton Exchange, which we acquired in July 2011, drove a 10.5% increase in the branded segment revenue from the prior year. Soffe® apparel, coupled with the new Salt Life® collection, also contributed to the growth, being partially offset by lower sales of Junk Food® merchandise. Sales within the basics segment increased to $253.5 million, or 53% of our total revenue. The 11.9% organic growth in the basics segment was driven by a 15.3% increase in average selling prices, partially offset by a decline in units sold.
Gross margins improved 80 basis points to 24.5% of net sales in fiscal year 2011 from 23.7% of net sales in the prior year. The increase in gross profit as a percentage of sales was driven primarily from higher average selling prices within our basics segment combined with efficiencies gained from our vertical manufacturing platform. During fiscal year 2011, we increased capacity and operated our manufacturing facilities full throughout the entire year. We gained efficiencies, improved quality and lowered costs in manufacturing through our continuous improvement initiatives and leveraging of fixed costs with the additional production capacity added during the year. The improved gross margins in our basics segment were partially offset by a decline in our branded segment margins due to lower sales of our vintage licensed products and higher operational expenses associated with Salt Life®

and the digital printing business. Our gross margins may not be comparable to other companies, since some companies include costs related to their distribution network in cost of goods sold and we exclude them from gross margin and include them in selling, general and administrative expenses.
Fiscal year 2011 selling, general and administrative expenses were $91.5 million, or 19.3% of sales, compared to $80.7 million, or 19.0% of sales, in the prior year. Selling expenses increased as a percentage of sales primarily because we made investments in consumer brand-marketing campaigns to promote future growth of our branded products. General and administrative expenses also increased as a percentage of sales with costs associated with the acquisition of The Cotton Exchange, expenses related to Art Gun and higher performance-based compensation expense associated with our improved operating results and stock price.
Our operating profit was $25.3 million, or 5.3% of sales, in fiscal year 2011, compared to $20.2 million, or 4.8% of sales, in fiscal year 2010 resulting from the factors described above. Operating income in the branded and basics segments were $8.4 million and $16.9 million, respectively. The branded segment operating income included a non-cash net favorable adjustment of $0.9 million related to the valuation of the Art Gun contingent consideration and goodwill.
Net interest expense for fiscal year 2011 was $2.6 million, a reduction of $0.9 million, or 25.4%, from $3.5 million for fiscal year 2010. The decrease in net interest expense was primarily due to lower average interest rates in fiscal year 2011 resulting from the expiration of interest rate swap and collar agreements in March 2010.
Our fiscal year 2011 effective income tax rate was 23.6% compared to an effective tax rate of 26.8% in fiscal year 2010. The decrease is due to having a higher percentage of pre-tax earnings in foreign tax-free locations compared to earnings in the United states and foreign taxable locations. During fiscal year 2011, we further developed our tax planning strategies, allowing us to keep more profits in Honduras, a tax-free zone, reducing our overall effective tax rate.
Net income for fiscal year 2011 was $17.3 million, a $5.1 million increase from net income of $12.2 million in fiscal year 2010.
Fiscal Year 2010 versus Fiscal Year 2009
Net sales during fiscal year 2010 increased by $69.2 million to $424.4 million, a 19.5% increase from fiscal year 2009. The sales improvement resulted from organic growth of approximately 14%, along with having the full year of sales from To The Game, which was acquired in the fourth quarter of fiscal year 2009. In addition, fiscal year 2010 included 53 weeks of operations compared to 52 weeks of operations in fiscal year 2009. Each of our business units contributed to the 14% organic sales growth, which was on top of an 8% organic sales growth in fiscal year 2009. Basics sales increased 13.8% to $226.6 million in fiscal year 2010 driven primarily from higher volumes and an increase in average selling prices during the second half of fiscal year 2010. Sales in the branded segment increased to $197.8 million in fiscal year 2010, a 26.7% increase from the prior year driven from strong sales growth from our Junk Food® products and a full year of sales from To The Game, which we acquired in the fourth quarter of fiscal year 2009.
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
Fiscal year 2010 selling, general and administrative expenses were $80.7 million, or 19.0% of sales, an increase from 18.1% of sales in the prior year. The increase was primarily driven from the higher selling costs associated with branded products, which includes the royalty expense associated with the sale of licensed products. The increase in selling, general and administrative costs was also due to higher performance-based compensation expense from the improved financial performance and increased stock price during fiscal year 2010 compared to fiscal year 2009.
Our operating profit was $20.2 million, or 4.8% of sales, in fiscal year 2010, compared to $12.1 million, or 3.4% of sales, in fiscal year 2009 resulting from the factors described above. The branded segment contributed $17.8 million in operating income and the basics segment had operating income of $2.4 million.
Other income for fiscal years 2010 and 2009 was $0.1 million, primarily related to our investment in the joint venture of the industrial park where Ceiba Textiles is located.
Net interest expense for fiscal year 2010 was $3.5 million, a decrease of $1.2 million, or 25.6%, from $4.7 million for fiscal year 2009. The decrease in interest expense was primarily due to lower debt levels and lower average interest rates compared to the prior year. During fiscal year 2010, our average interest rate was 1.5% compared to 3.7% in fiscal year 2009.
Our fiscal year 2010 effective income tax rate was 26.8%, compared to 13.1% in fiscal year 2009. The primary driver for the increase in fiscal year 2010 was due to having a higher percentage of pre-tax earnings in the United States and foreign taxable locations compared to earnings in foreign tax-free locations. Profits that are permanently reinvested in the tax-free zone of Honduras are relatively fixed since this amount is based on a cost-plus determination based on our production output. Therefore, our effective tax rate increased during fiscal year 2010 because our U.S. profits increased while our Honduran tax-free profits remained relatively constant. The higher effective tax rate compared to the prior fiscal year negatively impacted our earnings by approximately $0.25 per diluted share.
Net income for fiscal year 2010 was $12.2 million, a $5.7 million increase from fiscal year 2009 net income of $6.5 million.

LIQUIDITY AND CAPITAL RESOURCES
Credit Facility and Other Financial Obligations
On May 27, 2011, Delta Apparel, Soffe, Junkfood, To The Game, Art Gun and TCX entered into a Fourth Amended and Restated Loan and Security Agreement (the “Amended Loan Agreement”) with the financial institutions named in the Amended Loan Agreement as Lenders, Wells Fargo Bank, National Association, as Administrative Agent, Bank of America, N.A., as Syndication Agent, Wells Fargo Capital Finance, LLC, as Sole Lead Arranger, and Wells Fargo Capital Finance, LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Joint Bookrunners. In connection with the Amended Loan Agreement, Israel Discount Bank of New York was removed from the syndicate of lenders under the credit facility, and Bank of America, N.A. was added to the syndicate of lenders.
Pursuant to the Amended Loan Agreement, the maturity of the loans under the previously existing credit facility was extended to May 26, 2016 and the line of credit was increased to $145 million (subject to borrowing base limitations), which represents an increase of $35 million in the amount that was previously available under the credit facility. Under the Amended Loan Agreement, provided that no event of default exists, we have the option to increase the maximum credit available under the facility to $200 million (subject to borrowing base limitations), conditioned upon the Agent's ability to secure additional commitments and customary closing conditions.At July 2, 2011, we had $75.9 million outstanding under our credit facility at an average interest rate of 1.8%, and had the ability to borrow an additional $59.1 million.
For further information regarding our U.S. asset-based secured credit facility, refer to Note 9 - Long-Term Debt to the Consolidated Financial Statements, which information is incorporated herein by reference.
In the third quarter of fiscal year 2011, we renegotiated our loan agreement with Banco Ficohsa, a Honduran bank. Proceeds from the new loan agreement were used to extinguish the existing loan indebtedness and resulted in no gain or loss being recorded upon extinguishment. As of July 2, 2011, we had a total of $10.8 million outstanding on this loan. For further information regarding our Honduran credit facility, refer to Note 9 - Long-Term Debt to the Consolidated Financial Statements, which information is incorporated herein by reference.
Our primary cash needs are for working capital and capital expenditures, as well as to fund share repurchases under our Stock Repurchase Program. In addition, in the future we may use cash to pay dividends.
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
On April 1, 2009, we entered into an interest rate swap agreement which effectively converted $15.0 million of floating rate debt under our credit facility to a fixed obligation with a LIBOR rate of 1.57%. This agreement terminated on April 1, 2011. On March 1, 2010, we entered into an interest rate swap agreement which effectively converted $15.0 million of floating rate debt under our credit facility to a fixed obligation with a LIBOR rate of 1.11%. This agreement will terminate on September 1, 2011. We assessed these agreements and concluded that the swap agreements match the exact terms of the underlying debt to which it is related and therefore is considered a highly-effective hedge.
Changes in the derivatives’ fair values are deferred and are recorded as a component of accumulated other comprehensive income (“AOCI”), net of income taxes, until the underlying transaction is recorded. When the hedged item affects income, gains or losses are reclassified from AOCI to the Consolidated Statements of Operations as interest income/expense. Any ineffectiveness in our hedging relationships is recognized immediately in the Consolidated Statement of Operations. The changes in fair value of the interest rate swap agreements resulted in an AOCI gain, net of taxes, of $0.1 million and $0.5 million for the years ended July 2, 2011 and July 3, 2010, respectively.
Operating Cash Flows

Operating activities for fiscal year 2011 provided $2.9 million in cash compared to $32.3 million in cash provided by operating activities for fiscal year 2010. The decrease in operating cash flow during fiscal year 2011 compared to the prior year resulted primarily from higher working capital needs driven from higher raw material costs in inventory and increased sales. This increase was partially offset by higher accounts payable and accrued expensed caused primarily from the higher raw material costs. The cash flow provided by operating activities in fiscal year 2010 resulted from net income combined with lower inventory levels as we increased our inventory turns through improved processing and new business operating systems.
Investing Cash Flows
Cash used in investing activities in fiscal year 2011 was $17.9 million compared to $8.7 million for fiscal year 2010. In fiscal year 2011, we used $8.0 million in cash for the purchase of property and equipment and acquired The Cotton Exchange for $9.9 million in cash. See Note 3 - Acquisitions to the Consolidated Financial Statements for additional information regarding the acquisition of The Cotton Exchange. In fiscal year 2010, we used $7.0 million for the purchase of property and equipment. In addition, we made the final payment of $0.7 million associated with the acquisition of To The Game, LLC and completed the acquisition of Art Gun for $1.0 million.
Capital expenditures for the purchase of property and equipment for fiscal year 2011 were $8.0 million. These expenditures were primarily to improve our information technology in both our branded and basics segments and to increase capacity and lower costs in our manufacturing facilities which support both our branded and basics segments. We spent $7.0 million in fiscal year 2010 on capital expenditures primarily to improve our manufacturing platform and business operating systems.
We expect to spend approximately $10 million in capital expenditures in fiscal year 2012, which includes approximately $4 to $5 million to increase textile and sewing capacity to meet the expected future sales growth. In addition, we will continue to invest to consolidate and improve our information systems and on maintenance capital in our manufacturing and distribution facilities.
Financing Activities
Cash provided by financing activities for fiscal year 2011 was $14.9 million compared to cash used by financing activities of $23.6 million in fiscal year 2010. The cash provided by financing activities during fiscal year 2011 was used to fund the acquisition of The Cotton Exchange, for capital expenditures and for the purchase of our common stock. During fiscal year 2010 we used our cash from operating activities, net of our investing activities, to reduce our debt outstanding under our revolving credit facility and to make principal payments on our loan with Banco Ficohsa.
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
The following table summarizes our contractual cash obligations, as of July 2, 2011, by future period.

	Payments Due by Period (in thousands)
	Total	Less than 1 year	1 - 3 years	3 – 5 years	After 5 years
Contractual Obligations:
Long-term debt (a)	$86,773	$2,799	$12,058	$71,187	$729
Operating leases	37,216	8,591	13,982	14,643	—
Capital leases	2,065	569	944	552	—
Letters of credit	3,765	3,765	—	—	—
Minimum royalty payments	7,781	2,122	3,525	2,134	—
Purchase obligations	96,374	96,374	—	—	—
Total (b)	$233,974	$114,220	$30,509	$88,516	$729
______________________

(a)
We exclude interest payments from these amounts because the cash outlay for the interest is unknown and can not be reliably estimated because the majority of the debt is under a revolving credit facility. Interest payments will be determined based upon the daily outstanding balance of the revolving credit facility and the prevailing interest rate during that time.

(b)	We excluded deferred income tax liabilities of $5.0 million from the contractual cash obligations table because we believe inclusion would not be meaningful. Refer to Note 9 - Income Taxes to our Consolidated Financial Statements for more information on our deferred income tax liabilities. Deferred income tax liabilities are calculated based on temporary differences between tax bases of assets and liabilities and their respective book bases, which will result in taxable amounts in future years when the liabilities are settled at their reported financial statement amounts. The results of these calculations do not have a direct connection with the amount of cash taxes to be paid in any future periods and therefore would not relate to liquidity needs. As a result, including deferred income tax liabilities as payments due by period in the schedule could be misleading.
Off-Balance Sheet Arrangements
As of July 2, 2011, we do not have any off-balance sheet arrangements that are material to our financial condition, results of operations or cash flows as defined by Item 303(a)(4) of Regulation S-K promulgated by the SEC other than the letters of credit, operating leases, and purchase obligations described above. We have entered into derivative interest rate contracts as described and included below in “Quantitative and Qualitative Disclosures about Market Risk” in Item 7A of this report.
Dividends and Purchases of our Own Shares
Under our credit agreement, we are allowed to make cash dividends and stock repurchases if (i) as of the date of the payment or repurchase and after giving effect to the payment or repurchase, we have availability on that date of not less than $15 million and average availability for the 30 day period immediately preceding that date of not less than $15 million; and (ii) the aggregate amount of dividends and stock repurchases after May 27, 2011 does not exceed $19 million plus 50% of our cumulative net income (as defined in the Amended Loan Agreement) from the first day of fiscal year 2012 to the date of determination.At July 2, 2011 and July 3, 2010, there was $18.7 million and $14.7 million, respectively, of retained earnings free of restrictions to make cash dividends or stock repurchases.
Our Board of Directors did not declare, nor were any dividends paid, during fiscal years 2011 and 2010.We would expect that our Board of Directors would consider the advisability of instituting a dividend program in the future. Any future cash dividend payments will depend upon our earnings, financial condition, capital requirements, compliance with loan covenants and other relevant factors.
As of July 2, 2011, our Board of Directors had authorized management to use up to $15.0 million to repurchase Delta Apparel stock in open market transactions under our Stock Repurchase Program.During fiscal year 2011, we purchased 176,756 shares of our common stock for a total cost of $2.5 million. No purchases of our common stock were made during fiscal years 2010 and 2009. As of July 2, 2011, we have purchased 1,201,527 shares of common stock for an aggregate of $11.6 million since the inception of the Stock Repurchase Program. All purchases were made at the discretion of management. As of July 2, 2011, $3.4 million remained available for future purchases under our Stock Repurchase Program, which does not have an expiration date. On August 17, 2011, our Board of Directors approved a $5 million increase in our Stock Repurchase Program, bringing the total amount authorized to $20.0 million.

CRITICAL ACCOUNTING POLICIES
The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which were prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We base our estimates and judgments on historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our most critical accounting estimates, discussed below, pertain to revenue recognition, accounts receivable and related reserves, inventory and related reserves, the carrying value of goodwill, stock-based compensation and the accounting for income taxes.
Note 2 to our Consolidated Financial Statements includes a summary of the significant accounting policies or methods used in the preparation of our Consolidated Financial Statements.
Revenue Recognition
Revenues from product sales are recognized when ownership is transfered to the customer, which includes not only the passage of title, but also the transfer of the risk of loss related to the product. At this point, the sales price is fixed and determinable, and we are reasonably assured of the collectibility of the sale. The majority of our sales are shipped FOB shipping point and revenue is therefore recognized when the goods are shipped to the customer. For sales that are shipped FOB destination point, we do not recognize the revenue until the goods are received by the customer. Shipping and handling charges billed to our customers are included in net revenue and the related costs are included in cost of goods sold. Revenues are reported on net sales basis, which is computed by deducting product returns, discounts and estimated returns and allowances. We estimate returns and allowances on an ongoing basis by considering historical and current trends.
Accounts Receivable and Related Reserves
In the normal course of business, we extend credit to our customers based upon defined credit criteria. Accounts receivable, as shown on our Consolidated Balance Sheet, are net of related reserves. We estimate the net collectibility of our accounts receivable and establish an allowance for doubtful accounts based upon this assessment. In situations where we are aware of a specific customer’s inability to meet its financial obligation, such as in the case of a bankruptcy filing, a specific reserve for bad debts is recorded against amounts due to reduce the net recognized receivable to the amount reasonably expected to be collected. For all other customers, reserves are determined through analysis of the aging of accounts receivable balances, historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in customer payment terms. In addition, reserves are established for other concessions that have been extended to customers, including advertising, markdowns and other accommodations, net of historical recoveries. These reserves are determined based upon historical deduction trends and evaluation of current market conditions. Significant changes in customer concentration or payment terms, deterioration of customer credit-worthiness or further weakening in economic trends could have a significant impact on the collectibility of receivables and our operating results.
Inventories and Related Reserves
We state inventories at the lower of cost or market using the first-in, first-out method. Inventory cost includes materials, labor and manufacturing overhead on manufactured inventory, and all direct and associated costs, including inbound freight, to acquire sourced products. We regularly review inventory quantities on hand and record reserves for obsolescence, excess quantities, irregulars and slow moving inventory based on historical selling prices, current market conditions, and forecasted product demand to reduce inventory to its net realizable value. If actual market conditions are less favorable than those projected, or if sell-through of the inventory is more difficult than anticipated, additional inventory reserves may be required.
Goodwill and Contingent Consideration
Goodwill and definite-lived intangibles were recorded in conjunction with our acquisitions of Junkfood Clothing Company and Art Gun. We did not record any indefinite-lived intangibles associated with either of these acquisitions. Goodwill represents the excess of the purchase price and related costs over the value assigned to net tangible and identifiable intangible assets of businesses acquired. Goodwill must be tested for impairment at least annually, or more frequently if events or changes in circumstances indicate that the carrying amount may be impaired, and is required to be written down when impaired. The goodwill impairment testing process involves the use of significant assumptions, estimates and judgments with respect to a variety of factors, including sales, gross margins, selling, general and administrative expenses, capital expenditures, cash flows and the selection of an appropriate discount rate, all of which are subject to inherent uncertainties and subjectivity. When we perform goodwill impairment testing, our assumptions are based on annual business plans and other forecasted results. We select a discount rate, which is used to reflect market-based estimates of the risks associated with the projected cash flows, based on the best information available as of the date of the impairment assessment.
See Note 2(m) - Significant Accounting Policies to the Consolidated Financial Statements for further information regarding our remeasurement of contingent consideration and testing for goodwill impairment, which information is herein incorporated by reference.
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
Stock-Based Compensation
Stock-based compensation cost is accounted for under the provisions of FASB Codification No. 718, Compensation – Stock Compensation (“ASC 718”), the Securities and Exchange Commission Staff Accounting bulletin No. 107 ("SAB 107"), and the Securities and Exchange Commission Staff Accounting Bulletin No. 110 ("SAB 110"). ASC 718 requires all stock-based payments to employees, including grants of employee stock options, to be recognized as expense over the vesting period using a fair value method. We estimate the fair value of stock-based compensation using the Black-Scholes options pricing model. This model requires that we estimate a risk-free interest rate, the volatility of the price of our common stock, the dividend yield, and the expected life of the awards. The use of a different estimate for any one of these components could have a material impact on the amount of calculated compensation expense. Refer to Note 2(s) and Note 12 to the Consolidated Financial Statements for a further discussion on stock-based compensation.

Income Taxes
We account for income taxes under the liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We established a valuation allowance related to certain of our state operating loss carryforward amounts in accordance with the provisions of FASB Codification No. 740, Income Taxes (“ASC 740”). We continually review the adequacy of the valuation allowance and recognize the benefits of deferred tax assets if reassessment indicates that it is more likely than not that the deferred tax assets will be realized based on earnings forecasts in the respective state tax jurisdictions. We had net operating loss carryforwards (“NOLs”) in fiscal years 2011 and 2010 of approximately $10.9 million and $18.8 million, respectively, for state tax purposes with a related valuation allowance against the NOLs of approximately $0.1 million as of both July 2, 2011 and July 3, 2010. These net loss carryforwards expire at various intervals through 2030.
As of July 2, 2011, we had $0.9 million of charitable contribution carryforwards for federal income tax purposes, of which $0.8 million expires in fiscal year 2013 and $0.1 million expires in fiscal year 2014. The future charitable deduction in limited to 10% of taxable income for each year. Based on our forecasts, we expect that we will have sufficient taxable income to use all of the charitable contributions before they expire. Therefore, we determined that no valuation allowance against the deferred tax asset associated with the charitable carryforward is required. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

RECENT ACCOUNTING STANDARDS
For information regarding recently issued accounting standards, refer to Note 2(aa) and Note 2(ab) to our Consolidated Financial Statements.

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
Yarn with respect to which we have fixed cotton prices at July 2, 2011 was valued at $63.5 million, and is scheduled for delivery between July 2011 and December 2011. At July 2, 2011, a 10% decline in the market price of the cotton covered by our fixed price yarn would have had a negative impact of approximately $5.1 million on the value of the yarn. This compares to what would have been a negative impact of $2.4 million at the 2010 fiscal year end based on the yarn with fixed cotton prices at July 3, 2010. The impact of a 10% decline in the market price of the cotton covered by our fixed price yarn would have been greater at July 2, 2011 than at July 3, 2010 due to increased commitments and higher cotton prices at July 2, 2011 compared to July 3, 2010.
We may use derivatives, including cotton option contracts, to manage our exposure to movements in commodity prices. We do not designate our options as hedge instruments upon inception. Accordingly, we mark to market changes in the fair market value of the options in cost of sales in the statements of income. We did not own any cotton options contracts on July 2, 2011 or July 3, 2010.
We are currently in negotiations to secure a new agreement to supply our yarn requirements. We do not believe we will lose any competitive position we currently have with a new agreement. If Parkdale’s operations are disrupted and it is not able to provide us with our yarn requirements, we may need to obtain yarn from alternative sources. Although alternative sources are presently available, we may not be able to enter into short-term arrangements with substitute suppliers on terms as favorable as our current terms with Parkdale. In addition, the cotton futures we have fixed with Parkdale may not be transferable to alternative yarn suppliers. Because there can be no assurance that we would be able to pass along our higher cost of yarn to our customers, this could have a material adverse effect on our results of operations.
Interest Rate Sensitivity
Our U.S. revolving credit facility provides that the outstanding amounts owed shall bear interest at variable rates. If the amount of outstanding indebtedness at July 2, 2011 under the U.S.revolving credit facility had been outstanding during the entire year and the interest rate on this outstanding indebtedness was increased by 100 basis points, our expense would have increased by approximately $0.7 million, or 29.0%, for the fiscal year. This compares to an increase of $0.6 million, or 17.4%, for the 2010 fiscal year based on the outstanding indebtedness at July 3, 2010. The effect of a 100 basis point increase in interest rates would have had a higher dollar impact for the year ended July 2, 2011 compared to the year ended July 3, 2010 due to the higher debt levels outstanding on July 2, 2011. The percentage increase is more significant for fiscal year 2011 than for fiscal year 2010 because our total interest expense for fiscal year 2011 was lower than our total interest expense for fiscal year 2010. The actual increase in interest expense resulting from a change in interest rates would depend on the magnitude of the increase in rates and the average principal balance outstanding.
Derivatives
From time to time, we may use interest rate swaps or other instruments to manage our interest rate exposure and reduce the impact of future interest rate changes. See Note 2(y) and Note 15(d) to the Consolidated Financial Statements for more information on our derivatives.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Our Consolidated Financial Statements for each of the fiscal years in the three-year period ended July 2, 2011, together with the Report of Independent Registered Public Accounting Firm thereon, are included in this report commencing on page F-1 and are listed under Part IV, Item 15 in this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of July 2, 2011 and, based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures were effective at the evaluation date.
Disclosure controls and procedures are controls and other procedures that are designed to reasonably assure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information that we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
Under the supervision and with the participation of our management, including our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of July 2, 2011 based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The scope of our efforts to comply with the internal requirements of Section 404 of the Sarbanes-Oxely Act of 2002 with respect to fiscal year 2011 included all of our operations. Based on our evaluation, our management has concluded that, as of July 2, 2011, our internal control over financial reporting is effective.
The effectiveness of our internal control over financial reporting as of July 2, 2011 has been audited by Ernst & Young LLP, our independent registered public accounting firm, who also audited our consolidated financial statements. Ernst & Young’s attestation report on our internal controls over financial reporting is included herein.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the fourth quarter of fiscal year 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Delta Apparel, Inc. and subsidiaries
We have audited Delta Apparel, Inc. and subsidiaries' internal control over financial reporting as of July 2, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Delta Apparel, Inc. and subsidiaries' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.
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
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, Delta Apparel, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of July 2, 2011, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Delta Apparel, Inc. and subsidiaries as of July 2, 2011 and July 3, 2010 and the related consolidated statements of operations, shareholders' equity and comprehensive income, and cash flows for each of the three years in the period ended July 2, 2011 of Delta Apparel, Inc. and subsidiaries, and our report dated September 1, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Atlanta, Georgia
September 1, 2011

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
On November 11, 2010, the Delta Apparel, Inc. shareholders approved the Delta Apparel, Inc. 2010 Stock Plan ("2010 Stock Plan"). We will not be granting additional awards under either the Delta Apparel Stock Option Plan ("Option Plan") or the Delta Apparel Incentive Stock Award Plan ("Award Plan"); instead, all future stock awards will be granted under the 2010 Stock Plan. The awards available consist of stock options, stock appreciation rights, restricted stock, restricted stock units, performance stock, performance units, and cash awards. The aggregate number of shares of common stock that may be delivered under the 2010 Stock Plan is 500,000 plus any shares of common stock subject to outstanding awards under the Option Plan or Award Plan that are subsequently forfeited or terminated for any reason before being exercised. The 2010 Stock Plan limits the number of shares that may be covered by awards to any participant in a given calendar year and also limits the aggregate awards of restricted stock, restricted stock units and performance stock granted in any given calendar year.
Set forth in the table below is certain information about securities issuable under our equity compensation plans as of July 2, 2011.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	50,000	$13.47	486,333
Equity compensation plans not approved by security holders	1,002,847	$10.32	—
Total	1,052,847	$10.47	486,333
For additional information on our Stock-Based Compensation Plans, see Note 12 to the Consolidated Financial Statements.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1) and (2) Financial Statements and Financial Statement Schedules:

•	Report of Independent Registered Public Accounting Firm.

•	Consolidated Balance Sheets as of July 2, 2011 and July 3, 2010.

•	Consolidated Statements of Operations for the years ended July 2, 2011, July 3, 2010 and June 27, 2009.

•	Consolidated Statements of Shareholders’ Equity and Comprehensive Income for the years ended July 2, 2011, July 3, 2010 and June 27, 2009.

•	Consolidated Statements of Cash Flows for the years ended July 2, 2011, July 3, 2010 and June 27, 2009.

•	Notes to Consolidated Financial Statements.
The following consolidated financial statement schedule of Delta Apparel, Inc. and subsidiaries is included in Item 15(c):

•	Schedule II — Consolidated Valuation and Qualifying Accounts
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
3.1.1 Articles of Incorporation of the Company: Incorporated by reference to Exhibit 3.1 to the Company’s Form 10-12B filed on December 30, 1999.
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
3.2.5 Amendment to Bylaws dated August 17, 2006: Incorporated by reference to Exhibit 3.2.5 to the Company’s Form 10-K filed on August 28, 2009.
3.2.6 Amendment to Bylaws dated August 12, 2009: Incorporated by reference to Exhibit 3.2.6 to the Company’s Form 10-K filed on August 28, 2009.
4.1 See Exhibits 3.1.1, 3.1.2, 3.1.3, 3.1.4, 3.2.1, 3.2.2, 3.2.3, 3.2.4, 3.2.5, and 3.2.6.
4.2 Specimen certificate for common stock, par value $0.01 per share, of the Company: Incorporated by reference to Exhibit 4.2 to the Company’s Form 10-12 B/A filed on May 3, 2000.
10.1 See Exhibits 2.1, 2.1.1, 2.2, and 2.3.
10.2 Fourth Amended and Restated Loan and Security Agreement, dated May 27, 2011, among Delta Apparel, Inc., M.J. Soffe, LLC, Junkfood Clothing Company, To The Game, LLC, Art Gun, LLC, and TCX, LLC, the financial institutions named therein as Lenders, Wells Fargo Bank, National Association, as Administrative Agent, Bank of America, N.A., as Syndication Agent, Wells Fargo Capital Finance, LLC, as Sole Lead Arranger, and Wells Fargo Capital Finance, LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Joint Bookrunners: Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 3, 2011.
10.3 Delta Apparel, Inc. 2000 Stock Option Plan, Effective as of February 15, 2000, Amended & Restated March 15, 2000: Incorporated by reference to Exhibit 10.4 to the Company’s Form 10-12B/A filed on March 31, 2000.***
10.4 Delta Apparel, Inc. Incentive Stock Award Plan, Effective February 15, 2000, Amended & Restated March 15, 2000: Incorporated by reference to Exhibit 10.5 to the Company’s Form 10-12B/A filed on March 31, 2000.***
10.5 Delta Apparel, Inc. 2010 Stock Plan: Incorporated by reference to Exhibit 99.2 to the Company’s Form 8-K filed on November 4, 2010.***
10.6 Yarn Supply Agreement dated as of January 5, 2005 between Delta Apparel, Inc. and Parkdale Mills, LLC and Parkdale America, LLC: Incorporated by reference to Exhibit 10.29 to the Company’s Form 10-Q filed on February 9, 2005.**
10.6.1 First Amendment to Yarn Supply Agreement dated as of June 26, 2009 between Delta Apparel, Inc. and Parkdale Mills, LLC, and Parkdale America, LLC.: Incorporated by reference to Exhibit 10.7.1 to the Company’s Form 10-K filed on August 28, 2009.**
10.7 Employment Agreement between Delta Apparel, Inc. and Kenneth D. Spires dated December 31, 2009: Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on January 4, 2010.***
10.8 Employment Agreement between Delta Apparel, Inc. and Deborah H. Merrill dated December 31, 2009: Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on January 4, 2010.***
10.9 Employment Agreement between Delta Apparel, Inc. and Martha M. Watson dated December 31, 2009: Incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on January 4, 2010.***
10.10 Employment Agreement between Delta Apparel, Inc. and Steven Edward Cochran dated October 25, 2010.***
10.11 Employment Agreement between Delta Apparel, Inc. and Robert W. Humphreys dated June 10, 2009: Incorporated by reference to Exhibit 10.11 to the Company’s Form 10-K filed on August 28, 2009.***
10.11.1 First Amendment to Employment Agreement between Delta Apparel, Inc. and Robert W. Humphreys dated August 17, 2011: Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on August 19, 2011.***
21 Subsidiaries of the Company.
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
______________________

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

DELTA APPAREL, INC.
(Registrant)

September 1, 2011	By: /s/ Deborah H. Merrill
Date	Deborah H. Merrill
Vice President, Chief Financial Officer and Treasurer
(principal financial and accounting officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and as of the dates indicated.

/s/ James A. Cochran	8/29/2011	/s/ A. Max Lennon	8/21/2011
James A. Cochran	Date	A. Max Lennon	Date
Director		Director

/s/ Sam P. Cortez	8/25/2011	/s/ E. Erwin Maddrey, II	8/29/2011
Sam P. Cortez	Date	E. Erwin Maddrey, II	Date
Director		Director

/s/ William F. Garrett	8/26/2011	/s/ Deborah H. Merrill	9/1/2011
William F. Garrett	Date	Deborah H. Merrill	Date
Director		Vice President, Chief Financial Officer and
Treasurer (principal financial and accounting officer)

/s/ Elizabeth J. Gatewood	8/28/2011	/s/ David Peterson	8/30/2011
Elizabeth J. Gatewood	Date	David Peterson	Date
Director		Director

/s/ G. Jay Gogue	8/26/2011	/s/ Robert E. Staton, Sr	8/29/2011
G. Jay Gogue	Date	Robert E. Staton, Sr.	Date
Director		Director

/s/ Robert W. Humphreys	9/1/2011
Robert W. Humphreys	Date
Chairman and Chief Executive Officer

Delta Apparel, Inc. and Subsidiaries

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Delta Apparel, Inc. and subsidiaries

We have audited the accompanying consolidated balance sheets of Delta Apparel, Inc. and subsidiaries as of July 2, 2011 and July 3, 2010, and the related consolidated statements of operations, shareholders' equity and comprehensive income, and cash flows for each of the three years in the period ended July 2, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Delta Apparel, Inc. and subsidiaries at July 2, 2011 and July 3, 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended July 2, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Delta Apparel, Inc.'s internal control over financial reporting as of July 2, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 1, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Atlanta, Georgia
September 1, 2011

Delta Apparel, Inc. and Subsidiaries
Consolidated Balance Sheets
(Amounts in thousands, except share amounts and per share data)

	July 2, 2011	July 3, 2010
Assets
Cash and cash equivalents	$656	$687
Accounts receivable, net	76,210	59,916
Other receivables	611	1,075
Inventories, net	159,209	116,599
Prepaid expenses and other current assets	4,059	3,475
Deferred income taxes	2,931	3,162
Total current assets	243,676	184,914

Property, plant and equipment, net	39,756	37,694
Goodwill	16,812	17,424
Intangibles, net	7,405	8,018
Other assets	4,216	3,283
	$311,865	$251,333

Liabilities and Shareholders’ Equity
Liabilities:
Accounts payable	$55,554	$34,048
Accrued expenses	23,708	19,273
Income tax payable	969	712
Current portion of long-term debt	2,799	5,718
Total current liabilities	83,030	59,751

Long-term debt, less current maturities	83,974	62,355
Deferred income taxes	2,877	1,826
Other liabilities	19	157
Contingent consideration	—	1,530
Total liabilities	$169,900	$125,619

Commitments and contingencies

Shareholders’ equity:
Preferred stock—$0.01 par value, 2,000,000 shares authorized, none issued and outstanding	—	—
Common stock —$0.01 par value, 15,000,000 shares authorized, 9,646,972 shares issued, and 8,421,863 and 8,516,293 shares outstanding as of July 2, 2011 and July 3, 2010, respectively	96	96
Additional paid-in capital	59,750	59,111
Retained earnings	93,277	75,950
Accumulated other comprehensive loss	(14)	(105)
Treasury stock —1,225,109 and 1,130,679 shares as of July 2, 2011 and July 3, 2010, respectively	(11,144)	(9,338)
Total shareholders’ equity	141,965	125,714
	$311,865	$251,333
See accompanying notes to consolidated financial statements.

Delta Apparel, Inc. and Subsidiaries
Consolidated Statements of Operations
(Amounts in thousands, except per share data)

	July 2, 2011	July 3, 2010	June 27, 2009
Net sales	$475,236	$424,411	$355,197
Cost of goods sold	359,001	323,628	278,758
Gross profit	116,235	100,783	76,439

Selling, general and administrative expenses	91,512	80,695	64,388
Change in fair value of contingent consideration	(1,530)	—	—
Goodwill impairment charge	612	—	—
Other expense (income), net	345	(74)	(96)
Operating income	25,296	20,162	12,147

Interest expense, net	2,616	3,509	4,718
Income before provision for income taxes	22,680	16,653	7,429

Provision for income taxes	5,353	4,466	973
Net income	$17,327	$12,187	$6,456

Basic earnings per share	$2.04	$1.43	$0.76
Diluted earnings per share	$1.98	$1.40	$0.76

Weighted average number of shares outstanding	8,486	8,514	8,502
Dilutive effect of stock options	261	219	—
Weighted average number of shares assuming dilution	8,747	8,733	8,502
See accompanying notes to consolidated financial statements.

Delta Apparel, Inc. and Subsidiaries
Consolidated Statements of Shareholders’ Equity and Comprehensive Income
(Amounts in thousands, except share amounts)

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Total
Balance at June 28, 2008	9,646,972	$96	$57,431	$57,307	$(441)	1,150,223	$(9,500)	$104,893

Comprehensive income:
Net income	—	—	—	6,456	—	—	—	6,456
Unrealized loss on derivatives, net	—	—	—	—	(124)	—	—	(124)
Total comprehensive income								6,332

Stock grant	—	—	(7)	—	—	(5,950)	50	43
Employee stock based compensation	—	—	877	—		—	—	877
Balance at June 27, 2009	9,646,972	96	58,301	63,763	(565)	1,144,273	(9,450)	112,145

Comprehensive income:
Net income	—	—	—	12,187	—	—	—	12,187
Unrealized gain on derivatives, net	—	—	—	—	460	—	—	460
Total comprehensive income								12,647

Stock grant	—	—	3	—	—	(7,750)	64	67
Stock options exercised	—	—	2	—	—	(5,844)	48	50
Employee stock based compensation	—	—	805	—	—	—	—	805
Balance at July 3, 2010	9,646,972	96	59,111	75,950	(105)	1,130,679	(9,338)	125,714

Comprehensive income:
Net income	—	—	—	17,327	—	—	—	17,327
Unrealized gain on derivatives, net	—	—	—	—	91	—	—	91
Total comprehensive income								17,418

Stock grant	—	—	40	—	—	(7,000)	58	98
Stock options exercised	—	—	(541)	—	—	(75,326)	643	102
Excess tax benefits from option exercises	—	—	84	—	—	—	—	84
Purchase of common stock	—	—	—	—	—	176,756	(2,507)	(2,507)
Employee stock based compensation	—	—	1,056	—	—	—	—	1,056
Balance at July 2, 2011	9,646,972	$96	$59,750	$93,277	$(14)	1,225,109	$(11,144)	$141,965
See accompanying notes to consolidated financial statements.

Delta Apparel, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Amounts in thousands)

	Year Ended
	July 2, 2011	July 3, 2010	June 27, 2009
Operating activities:
Net income	$17,327	$12,187	$6,456
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	6,644	6,203	6,589
Amortization of intangibles	613	585	489
Amortization of deferred financing fees	313	279	145
Excess tax benefits from exercise of stock options	(84)	—	—
Provision (benefit from) deferred income taxes	1,282	916	(288)
Benefit from allowances on accounts receivable, net	(354)	(903)	(384)
Non-cash stock compensation	1,056	948	981
Change in the fair value of contingent consideration	(1,530)	—	—
Goodwill impairment charge	612	—	—
Loss (gain) on disposal of property and equipment	111	170	(9)
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(11,673)	(2,198)	8,980
Inventories	(36,441)	9,324	2,152
Prepaid expenses and other current assets	(411)	(88)	(40)
Other non-current assets	125	(17)	113
Accounts payable	20,897	251	(1,912)
Accrued expenses	4,109	1,684	658
Income taxes	341	2,467	(748)
Other liabilities	(47)	461	(826)
Net cash provided by operating activities	2,890	32,269	22,356

Investing activities:
Purchases of property and equipment, net	(7,966)	(6,955)	(3,018)
Cash paid for businesses, net of cash acquired	(9,884)	(1,700)	(7,977)
Net cash used in investing activities	(17,850)	(8,655)	(10,995)

Financing activities:
Proceeds from long-term debt	511,358	409,680	362,297
Repayment of long-term debt	(492,658)	(433,261)	(372,965)
Payment of financing fees	(1,450)	—	(625)
Repurchase of common stock	(2,507)	—	—
Proceeds from stock options	263	—	—
Payment of withholding taxes on exercise of stock options	(161)	—	—
Excess tax benefits from exercise of stock options	84	—	—
Net cash provided by (used in) financing activities	14,929	(23,581)	(11,293)
Net (decrease) increase in cash and cash equivalents	(31)	33	68
Cash and cash equivalents at beginning of year	687	654	586
Cash and cash equivalents at end of year	$656	$687	$654
Supplemental cash flow information:
Cash paid during the year for interest	$2,229	$3,643	$4,867
Cash paid during the year for income taxes, net of refunds received	$3,922	$1,375	$1,887
Non-cash financing activity—issuance of common stock	$98	$118	$43
See accompanying notes to consolidated financial statements.

Delta Apparel, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

NOTE 1—THE COMPANY
Delta Apparel, Inc. is an international design, marketing, manufacturing and sourcing company that features a diverse portfolio of lifestyle branded activewear apparel and headwear and high-quality private label programs. We specialize in selling casual and athletic products through a variety of distribution channels. Our products are sold across distribution tiers and in most store types, including specialty stores, boutiques, department stores, mid-tier and mass channels. From a niche distribution standpoint, we also have strong distribution at college bookstores and the U.S. military. Our products are made available direct-to-consumer on our websites at www.soffe.com, www.junkfoodclothing.com, www.saltlife.com and www.deltaapparel.com. Additional products can be viewed at www.2thegame.com and www.thecottonexchange.com. We design and internally manufacture the majority of our products, which allows us to offer a high degree of consistency and quality controls as well as leverage scale efficiencies. We have manufacturing operations located in the United States, El Salvador, Honduras and Mexico, and use domestic and foreign contractors as additional sources of production. Our distribution facilities are strategically located throughout the United States to better serve our customers with same-day shipping on our catalog products and weekly replenishments for retailers.

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES
(a) Basis of Presentation: Our consolidated financial statements include the accounts of Delta Apparel and its wholly owned domestic and foreign subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. We apply the equity method of accounting for investments in companies where we have less than a 50% ownership interest and over which we exert significant influence. We do not exercise control over these companies and do not have substantive participating rights. As such, these are not considered variable interest entities.
We manage our business in two distinct segments: branded and basics. Although the two segments are similar in their production processes and regulatory environment, they are distinct in their economic characteristics, products and distribution methods.
(b) Fiscal Year: We operate on a 52-53 week fiscal year ending on the Saturday closest to June 30. The 2011 fiscal year was a 52-week year and ended on July 2, 2011. The 2010 fiscal year was a 53-week year and ended on July 3, 2010. The 2009 fiscal year was a 52-week year and ended on June 27, 2009.
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
(d) Revenue Recognition: Revenues from product sales are recognized when ownership is transfered to the customer, which includes not only the passage of title, but also the transfer of the risk of loss related to the product. At this point, the sales price is fixed and determinable, and we are reasonably assured of the collectibility of the sale. The majority of our sales are shipped FOB shipping point and revenue is therefore recognized when the goods are shipped to the customer. For sales that are shipped FOB destination point, we do not recognize the revenue until the goods are received by the customer. Shipping and handling charges billed to our customers are included in net revenue and the related costs are included in cost of goods sold. Revenues are reported on net sales basis, which is computed by deducting product returns, discounts and estimated returns and allowances. We estimate returns and allowances on an ongoing basis by considering historical and current trends.
(e) Sales Tax: Sales tax collected from customers and remitted to various government agencies are presented on a net basis (excluded from revenues) in the consolidated statements of operations.
(f) Cash and Cash Equivalents: Cash and cash equivalents consists of cash and temporary investments with original maturities of three months or less.
(g) Accounts Receivable: Accounts receivable consists primarily of receivables from our customers and we generally do not require collateral. We actively monitor our exposure to credit risk through the use of credit approvals and credit limits. At July 2, 2011, our net accounts receivable was $76.2 million, consisting of $78.0 million in accounts receivable and $1.8 million in reserves. At July 3, 2010, our net accounts receivable was $59.9 million, consisting of $62.0 million in accounts receivable and $2.1 million in reserves.
(h) Inventories: We state inventories at the lower of cost or market using the first-in, first-out method. Inventory cost includes materials, labor and manufacturing overhead on manufactured inventory, and all direct and associated costs, including inbound freight, to acquire sourced products. We regularly review inventory quantities on hand and record reserves for obsolescence, excess quantities, irregulars and slow moving inventory based on historical selling prices, current market conditions, and forecasted product demand to reduce inventory to its net realizable value. See Note 2(x) for further information regarding yarn procurements.
(i) Property, Plant and Equipment: Property, plant and equipment are stated at cost. We depreciate and amortize our assets on a straight-line method over the estimated useful lives of the assets, which range from three to twenty years. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the improvements. Assets that we acquire under non-cancelable leases that meet the criteria of capital leases are capitalized in property, plant and equipment and amortized over the useful lives of the related assets. When we retire or dispose of assets, the costs and accumulated depreciation or amortization are removed from the respective accounts and we recognize any related gain or loss. Repairs and maintenance costs are charged to expense when incurred. Major replacements that substantially extend the useful life of an asset are capitalized and depreciated.
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
(l) Goodwill and Intangibles: We recorded goodwill and intangibles with definite lives, including trade names and trademarks, customer relationships, technology, and non-compete agreements, in conjunction with the acquisitions of Junkfood Clothing Company and Art Gun. Intangible assets are amortized based on their estimated economic lives, ranging from four to twenty years. Goodwill represents the excess of the purchase price over the fair value of net identified tangible and intangible assets and liabilities acquired, and is not amortized. The total amount of goodwill is expected to be deductible for tax purposes. See Note 6 — Goodwill and Intangible Assets for further details.
(m) Impairment of Goodwill: We evaluate the carrying value of goodwill annually or more frequently if events or circumstances indicate that an impairment loss may have occurred. Such circumstances could include, but are not limited to, a significant adverse change in business climate, increased competition or other economic conditions. Under FASB Codification No. 350, Intangibles — Goodwill and Other ("ASC 350"), goodwill is tested at a reporting unit level. As of the beginning of fiscal year 2011, Junkfood and Art Gun were the only reporting units with recorded goodwill. The impairment test involves a two-step process. The first step involves comparing the fair value of the reporting unit to which the goodwill is assigned to its carrying amount. If this comparison indicates that a reporting unit’s estimated fair value is less than its carrying value, a second step is required. If applicable, the second step requires us to allocate the estimated fair value of the reporting unit to the estimated fair value of the reporting unit’s net assets, with any fair value in excess of amounts allocated to such net assets representing the implied fair value of goodwill for that reporting unit. If the carrying value of the goodwill exceeds its implied fair value, the carrying value is written down by an amount equal to such excess.
The goodwill impairment testing process involves the use of significant assumptions, estimates and judgments with respect to a variety of factors, including sales, gross margins, selling, general and administrative expenses, capital expenditures, cash flows and the selection of an appropriate discount rate, all of which are subject to inherent uncertainties and subjectivity. When we perform goodwill impairment testing, our assumptions are based on annual business plans and other forecasted results. We select a discount rate, which is used to reflect market-based estimates of the risks associated with the projected cash flows, based on the best information available as of the date of the impairment assessment.
At the end of each reporting period, we are required to remeasure the fair value of the contingent consideration related to the Art Gun acquisition in accordance with FASB Codification No. 805, Business Combinations (“ASC 805”). Based on the operating results and projections for Art Gun, we analyzed and concluded that the fair value of the contingent consideration was de minimis, resulting in a $1.5 million favorable adjustment recorded in the fiscal quarter ended January 1, 2011. The change in fair value of the contingent consideration created an indicator of impairment for the goodwill associated with Art Gun.  In accordance with ASC 350, we performed an interim impairment test of goodwill as of the end of the second quarter of fiscal year 2011.  Under the first step of the impairment analysis for Art Gun, we considered both the income approach, which estimates the fair value based on the future discounted cash flows, and the market approach, which estimates the fair value based on comparable market prices, both of which fall in level 3 of the fair value hierarchy.  The results of step one of the impairment test indicated that the carrying value of the Art Gun reporting unit exceeded its fair value.  The second step of the impairment test required us to allocate the estimated fair value of Art Gun to the estimated fair value of Art Gun's net assets, with any fair value in excess of amounts allocated to such net assets representing the implied fair value of goodwill. The result indicated that the goodwill at Art Gun was fully impaired, resulting in a $0.6 million impairment charge recorded in the fiscal quarter ended January 1, 2011. The change in contingent consideration and goodwill impairment charge resulted in a net favorable adjustment of $0.9 million, which is included in the branded segment.   At July 2, 2011, the fair value of the contingent consideration was remeasured based on Art Gun's current operating results and projections and remained de minimis.
We completed our annual impairment test of goodwill on the first day of our third fiscal quarter using actual results through the last day of the second fiscal quarter. Based on the valuation, there does not appear to be impairment on the goodwill associated with Junkfood, the only remaining goodwill recorded on our financial statements.
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
(n) Self-Insurance Reserves: Our medical, prescription and dental care benefits are primarily self-insured. Our self-insurance accruals are based on claims filed and estimates of claims incurred but not reported. We develop estimates of claims incurred but not reported based upon the historical time it takes for a claim to be reported and historical claim amounts. We had self-insurance reserves of approximately $0.6 million and $0.8 million at July 2, 2011 and July 3, 2010, respectively.
(o) Income Taxes: We account for income taxes under the liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.
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
(q) Selling, General and Administrative Expense: We include in selling, general and administrative expenses, costs incurred subsequent to the receipt of finished goods at our distribution facilities, such as the cost of stocking, warehousing, picking and packing, and shipping goods for delivery to our customers. Distribution costs included in selling, general and administrative expenses totaled $14.3 million, $14.0 million and $13.6 million in fiscal years 2011, 2010 and 2009, respectively. In addition, selling, general and administrative expenses include costs related to sales associates, administrative personnel cost, advertising and marketing expenses, royalty payments on licensed products, and other general and administrative expenses.
(r) Advertising Costs: All costs associated with advertising and promoting our products are expensed during the year in which they are incurred and are included in selling, general and administrative expenses in the consolidated statements of operations. We participate in cooperative advertising programs with our customers. Depending on the customer, our defined cooperative programs allow the customer to use from 1% to 5% of its net purchases from us towards advertisements of our products. Because our products are being specifically advertised, we are receiving an identifiable benefit resulting from the consideration for cooperative advertising. Therefore, pursuant to FASB Codification No. 605-50, Revenue Recognition, Customers Payments and Incentives, we record cooperative advertising costs as a selling expense and the related cooperative advertising reserve as an accrued liability. Advertising costs totaled $6.7 million, $5.3 million and $4.4 million in fiscal years 2011, 2010 and 2009, respectively. Included in these costs were $1.9 million, $2.2 million and $1.9 million in fiscal years 2011, 2010 and 2009, respectively, related to our cooperative advertising programs.
(s) Stock-Based Compensation: Stock-based compensation cost is accounted for under the provisions of FASB Codification No. 718, Compensation – Stock Compensation (“ASC 718”), the Securities and Exchange Commission Staff Accounting bulletin No. 107 ("SAB 107"), and the Securities and Exchange Commission Staff Accounting Bulletin No. 110 ("SAB 110"). ASC 718 requires all stock-based payments to employees, including grants of employee stock options, to be recognized as expense over the vesting period using a fair value method. We estimate the fair value of stock-based compensation using the Black-Scholes options pricing model. We recognize this fair value, net of estimated forfeitures, as a component of cost of sales and selling, general and administrative expense in the consolidated statements of operations over the vesting period.
(t) Earnings per Share: We compute basic earnings per share by dividing net income by the weighted average number of common shares outstanding during the year pursuant to FASB Codification No 260, Earnings Per Share (“ASC 260”). Diluted earnings per share is calculated, as set forth in ASC 260, by dividing net income by the weighted average number of common shares outstanding adjusted for the issuance of potentially dilutive shares. Potential dilutive shares consist of common stock issuable under the assumed exercise of outstanding stock options and awards using the treasury stock method. This method, as required by FASB Codification No 718, Compensation — Stock Compensation, assumes that the potential common shares are issued and the proceeds from the exercise, along with the amount of compensation expense attributable to future services, are used to purchase common stock at the exercise date. The difference between the number of potential shares issued and the number of shares purchased is added as incremental shares to the actual number of shares outstanding to compute diluted earnings per share. Outstanding stock options and awards that result in lower potential shares issued than shares purchased under the treasury stock method are not included in the computation of diluted earnings per share since their inclusion would have an anti-dilutive effect on earnings per share.
(u) Foreign Currency Translation: Our functional currency for our foreign operated manufacturing facilities is the United States dollar. We remeasure those assets and liabilities denominated in foreign currencies using exchange rates in effect at each balance sheet date. Fixed assets and the related accumulated depreciation or amortization are recorded at the exchange rates in effect on the date we acquired the assets. Revenues and expenses denominated in foreign currencies are remeasured using average exchange rates for all periods presented. We recognize the resulting foreign exchange gains and losses as a component of other income and expense in the consolidated statements of operations. These gains and losses are immaterial for all periods presented.
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
(w) Other Comprehensive Income (Loss): Other Comprehensive Income consists of net income and unrealized gains (losses) from cash flow hedges, net of tax, and is presented in the Consolidated Statements of Shareholders’ Equity. Accumulated other comprehensive loss contained in the shareholders’ equity section of the Consolidated Balance Sheets in fiscal years 2011 and 2010 consisted of $14 thousand and $0.1 million, respectively, for one interest rate swap agreement in fiscal year 2011 and two interest rate swap agreements in fiscal year 2010.
(x) Yarn and Cotton Procurements: We have a supply agreement with Parkdale America, LLC (“Parkdale”) to supply our yarn requirements until December 31, 2011. Under the supply agreement, we purchase from Parkdale all of our yarn requirements for use in our manufacturing operations, excluding yarns that Parkdale does not manufacture or cannot manufacture due to temporary capacity constraints. The purchase price of yarn is based upon the cost of cotton plus a fixed conversion cost. Thus, we are subject to the commodity risk of cotton prices and cotton price movements, which could result in unfavorable yarn pricing for us. We fix the cotton prices as a component of the purchase price of yarn, pursuant to the supply agreement, in advance of the shipment of finished yarn from Parkdale. Prices are set according to prevailing prices, as reported by the New York Cotton Exchange, at the time we elect to fix specific cotton prices. We are currently in negotiations to secure a new agreement to supply our yarn requirements. We do not believe we will lose any competitive position we currently have with a new agreement.
(y) Derivatives: From time to time, we enter into forward contracts, option agreements or other instruments to limit our exposure to fluctuations in interest rates and raw material prices with respect to long-term debt and cotton purchases, respectively. We determine at inception whether the derivative instruments will be accounted for as hedges.
We account for derivatives and hedging activities in accordance with FASB Codification No 815, Derivatives and Hedging (“ASC 815”), as amended. ASC 815 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and hedging activities. It requires the recognition of all derivative instruments as either assets or liabilities in the consolidated balance sheets and measurement of those instruments at fair value. The accounting treatment of changes in fair value depends upon whether or not a derivative instrument is designated as a hedge and, if so, the type of hedge. We include all derivative instruments at fair value in our Consolidated Balance Sheets. For derivative financial instruments related to the production of our products that are not designated as a hedge, we recognize the changes in fair value in cost of sales. For derivatives designated as cash flow hedges, to the extent effective, we recognize the changes in fair value in accumulated other comprehensive income (loss) until the hedged item is recognized in income. Any ineffectiveness in the hedge is recognized immediately in income in the line item that is consistent with the nature of the hedged risk. We formally document all relationships between hedging instruments and hedged items, as well as risk management objectives and strategies for undertaking various hedge transactions, at the inception of the transactions.
We are exposed to counterparty credit risks on all derivatives. Because these amounts are recorded at fair value, the full amount of our exposure is the carrying value of these instruments. We only enter into derivative transactions with well established institutions and therefore we believe the counterparty credit risk is minimal.
No raw material option agreements were purchased during fiscal year 2011, 2010 or 2009. On April 1, 2009, we entered into an interest rate swap agreement which effectively converted $15.0 million of floating rate debt under our credit facility to a fixed obligation with a LIBOR rate of 1.57%. This agreement terminated on April 1, 2011. On March 1, 2010, we entered into an interest rate swap agreement which effectively converted $15.0 million of floating rate debt under our credit facility to a fixed obligation with a LIBOR rate of 1.11%. This agreement will terminate on September 1, 2011. We assessed these agreements and concluded that the swap agreements match the exact terms of the underlying debt to which it is related and therefore is considered a highly-effective hedge. The changes in fair value of the interest rate swap agreements resulted in an AOCI gain, net of taxes, of $0.1 million and $0.5 million for the years ended July 2, 2011 and July 3, 2010, respectively. See Note 15(d) - Derivatives for further details.
(z) Reclassifications: We have made certain reclassifications to the presentation of the prior year results in order to conform to the current year presentation. In our July 3, 2010 Consolidated Balance Sheet, we have increased our current accrued expenses by $0.4 million with a corresponding decrease in accounts payable by $0.4 million in order to consistently classify the liabilities between accounts payable and accrued expenses. Also, in our 2009 Consolidated Statement of Cash Flows, we reclassified, to show gross, our financing activities related to deferred financing fees. These reclassifications had no impact on our results of operations or financial position.
(aa) Recently Adopted Accounting Pronouncements: In June 2009, the FASB issued Codification No. 810-10, Consolidation of Variable Interest Entities (“ASC 810-10”), and issued Accounting Standards Update (“ASU”) No. 2009-17, Consolidations: Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (“ASU 2009-17”), to improve financial reporting by enterprises involved with variable interest entities. They require an entity to qualitatively assess the determination of the primary beneficiary of a variable interest entity (“VIE”) based on whether the entity (1) has the power to direct the activities of the VIE that most significantly impact the entity's economic performance and (2) has the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. They also require an ongoing reconsideration of the primary beneficiary, and amend the events that trigger a reassessment of whether an entity is a VIE. Enhanced disclosures are also required to provide information about an entity's involvement in a VIE. ASC 810-10 and ASU 2009-17 are effective for annual reporting beginning after November 15, 2009. We adopted ASC 810-10 and ASU 2009-17 as of July 4, 2010, and the adoption had no impact on our financial statements..
(ab) Recently Issued Accounting Pronouncements Not Yet Adopted: In December 2010, the FASB issued ASU 2010-28, Intangibles - Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (“ASU 2010-28”).  ASU 2010-28 modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts.  For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists.  In determining whether it is more likely than not that a goodwill impairment exists, an entity must consider whether there are any adverse qualitative factors indicating an impairment may exist.  ASU 2010-28 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010.  ASU 2010-28 is therefore effective for our fiscal year ending June 30, 2012. Based on the current carrying amount of our reporting units, we do not believe the adoption of ASU 2010-28 will have an impact on our financial statements.
In December 2010, the FASB issued ASU No. 2010-29, Business Combinations (Topic 805) - Disclosure of Supplementary Pro Forma Information for Business Combinations (“ASU 2010-29”). This standard update clarifies that, when presenting comparative financial statements, Securities and Exchange Commission registrants should disclose revenue and earnings of the combined entity as though the current period business combinations had occurred as of the beginning of the comparable prior annual reporting period only. The update also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. ASU 2010-29 is effective prospectively for material (either on an individual or aggregate basis) business combinations entered into in fiscal years beginning on or after December 15, 2010 with early adoption permitted. ASU 2010-29 is therefore effective for acquisitions made after the beginning of our fiscal year ending June 30, 2012. We expect that ASU 2010-29 may impact our disclosures for any future business combinations, but the effect will depend on acquisitions that may be made in the future.
In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820) - Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS ("ASU 2011-04"). The new guidance results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between accounting principles generally accepted in the United States (U.S. GAAP) and International Financial Reporting Standards (IFRS). Additional disclosure requirements in ASU 2011-04 include: (a) for Level 3 fair value measurements, quantitative information about unobservable inputs used, a description of the valuation processes used, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs; (b) for the use of a nonfinancial asset that is different from the asset’s highest and best use, the reason for the difference; (c) for financial instruments not measured at fair value but for which disclosure of fair value is required, the fair value hierarchy level in which the fair value measurements were determined; and (d) the disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy. ASU 2011-04 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and applied on a prospective basis. ASU 2011-04 is therefore effective for our fiscal year ending June 29, 2013 and we are currently evaluating the impact on our financial statements.
In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220) - Presentation of Comprehensive Income

("ASU 2011-05"). This standard update requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and applied on a retrospective basis. ASU 2011-05 is therefore effective for our fiscal year ending June 29, 2013 and we do not expect the adoption to have a material effect on our financial position.

NOTE 3—ACQUISITIONS
We accounted for the acquisitions of The Cotton Exchange and Art Gun pursuant to FASB Codification No. 805, Business Combinations, with the purchase price, including contingent consideration as applicable, being allocated based upon fair values. We determined fair values using one or more of the following valuation techniques, all of which are considered level two inputs based on the fair value hierarchy: (a) market approach using prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities; or (b) cost approach using amounts that would be required to replace the service capacity of an asset. We financed the acquisitions completed in fiscal years 2011, 2010 and 2009 using our U.S. asset-based secured credit facility. The acquisitions are included in the consolidated financial statements in our branded segment since the acquisition date.
The Cotton Exchange Acquisition
On June 11, 2010, we formed a new North Carolina limited liability company, TCX, LLC, as a wholly-owned subsidiary of M.J. Soffe, LLC. Pursuant to an Asset Purchase Agreement dated July 5, 2010, on July 12, 2010, TCX acquired substantially all of the net assets of HPM Apparel, Inc. d/b/a The Cotton Exchange, including accounts receivable, inventory, and fixed assets, and assumed certain liabilities. The total purchase price, which included a post-closing working capital adjustment, was $9.9 million. We finalized the valuation for the assets acquired and liabilities assumed and have determined the final allocation of the purchase price. No goodwill or other intangible assets were recorded in conjunction with the acquisition of The Cotton Exchange.
Art Gun Acquisition
On December 28, 2009, through our wholly-owned subsidiary, Art Gun, LLC, we acquired substantially all of the net assets of Art Gun Technologies, LLC. Through its innovative technology, Art Gun provides shoppers the ability to choose a basic garment and design a unique graphic to create a one-of-a-kind customized product. We purchased the associated accounts receivable, inventory, fixed assets and intangibles of the business, and assumed certain liabilities. The aggregate consideration for the acquisition of Art Gun included $1.0 million paid in cash at closing. Additional amounts are due to the Art Gun sellers if performance targets are met by Art Gun during each of the fiscal years beginning on July 4, 2010 and ending on July 1, 2017.
We identified and recorded certain intangible assets with definite lives, including technology and non-compete agreements, and goodwill in conjunction with the acquisition of Art Gun. See Note 6 - Goodwill and Intangible Assets for details and Note 2(m) - Impairment of Goodwill for further discussion.
To The Game Acquisition
Effective on March 29, 2009, we acquired substantially all of the assets of Gekko Brands, a premier supplier of licensed and decorated headwear sold under the brands of The Game® and Kudzu®. The total purchase price was $5.7 million, with $5.0 million paid at closing and $0.7 million due 120 days after closing, which was paid in the first quarter of fiscal year 2010. We allocated the purchase price (including direct acquisition costs) to the assets acquired and liabilities assumed based on their fair values. No goodwill or intangibles were recorded in conjunction with the acquisition of To The Game.

NOTE 4—INVENTORIES
Inventories, net of reserves of $3.7 million and $3.8 million in fiscal years 2011 and 2010, respectively, consist of the following (in thousands):

	July 2, 2011	July 3, 2010
Raw materials	$20,970	$10,604
Work in process	34,599	21,277
Finished goods	103,640	84,718
	$159,209	$116,599
Raw materials include finished yarn and direct materials for the basics segment and include direct embellishment materials and undecorated garments and headwear for the branded segment.

NOTE 5—PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consist of the following (in thousands):

	Estimated Useful Life	July 2, 2011	July 3, 2010
Land and land improvements	N/A	$993	$993
Buildings	10-20 years	7,385	7,292
Machinery and equipment	5-15 years	62,400	58,620
Computers and software	3-10 years	16,320	14,973
Furniture and fixtures	7 years	4,760	4,465
Leasehold improvements	3-10 years	1,869	1,986
Automobiles	5 years	633	486
Construction in progress	N/A	3,589	3,148
		97,949	91,963
Less accumulated depreciation and amortization		(58,193)	(54,269)
		$39,756	$37,694

NOTE 6—GOODWILL AND INTANGIBLE ASSETS
Components of intangible assets consist of the following (in thousands):

	July 2, 2011			July 3, 2010
	Cost	Accumulated Amortization	Net Value	Cost	Accumulated Amortization	Net Value	Economic Life

Goodwill	$17,424	$(612)	$16,812	$17,424	$—	$17,424	N/A

Intangibles:
Tradename/trademarks	1,530	(450)	1,080	1,530	(375)	1,155	20 yrs
Customer relationships	7,220	(2,124)	5,096	7,220	(1,762)	5,458	20 yrs
Technology	1,220	(185)	1,035	1,220	(63)	1,157	10 yrs
Non-compete agreements	517	(323)	194	517	(269)	248	4 – 8.5 yrs
Total intangibles	10,487	(3,082)	7,405	10,487	(2,469)	8,018
Amortization expense for intangible assets was $0.6 million for each of the years ended July 2, 2011 and July 3, 2010 and $0.5 million for the year ended June 27, 2009. Amortization expense is estimated to be approximately $0.6 million each for fiscal years 2012, 2013, 2014, 2015 and 2016.

NOTE 7—ACCRUED EXPENSES
Accrued expenses consist of the following (in thousands):

	July 2, 2011	July 3, 2010
Accrued employee compensation and benefits	$15,492	$10,016
Taxes accrued and withheld	1,204	1,298
Accrued insurance	804	1,068
Accrued advertising	741	904
Accrued royalties	2,213	1,946
Accrued commissions	1,163	916
Derivative liability	22	105
Other	2,069	3,020
	$23,708	$19,273

NOTE 8—LONG-TERM DEBT
Long-term debt consists of the following (in thousands):

	July 2, 2011	July 3, 2010
Revolving credit facility, interest at base rate or adjusted LIBOR rate plus an applicable margin (interest at 1.8% on July 2, 2011) due May 2016	$75,936	$61,152
Revolving credit facility with Banco Ficohsa, a Honduran bank, interest at 7% due March 2019 (denominated in U.S. dollars)	5,000	—
Term loan with Banco Ficohsa, a Honduran bank, interest at 7%, interest only payments thru March 2012, principal payments begin April 2012, payable monthly with a seven-year term (denominated in U.S. dollars)	5,837	—
Capital expansion loan with Banco Ficohsa, a Honduran bank, interest at 6% until June 2010, 6.5% for the remainder of the term beginning in July 2010, payable monthly with a five-year term (denominated in U. S. dollars)	—	6,921
	86,773	68,073
Less current installments	(2,799)	(5,718)
Long-term debt, excluding current installments	$83,974	$62,355
On May 27, 2011, Delta Apparel, Soffe, Junkfood, To The Game, Art Gun and TCX entered into a Fourth Amended and Restated Loan and Security Agreement (the “Amended Loan Agreement”) with the financial institutions named in the Amended Loan Agreement as Lenders, Wells Fargo Bank, National Association, as Administrative Agent, Bank of America, N.A., as Syndication Agent, Wells Fargo Capital Finance, LLC, as Sole Lead Arranger, and Wells Fargo Capital Finance, LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Joint Bookrunners. In connection with the Amended Loan Agreement, Israel Discount Bank of New York was removed from the syndicate of lenders under the credit facility, and Bank of America, N.A. was added to the syndicate of lenders.
Pursuant to the Amended Loan Agreement, the maturity of the loans under the previously existing credit facility was extended to May 26, 2016 and the line of credit was increased to $145 million (subject to borrowing base limitations), which represents an increase of $35 million in the amount that was previously available under the credit facility. Under the Amended Loan Agreement, provided that no event of default exists, we have the option to increase the maximum credit available under the facility to $200 million (subject to borrowing base limitations), conditioned upon the Agent's ability to secure additional commitments and customary closing conditions. We paid $1.4 million in financing costs in conjunction with the Amended Loan Agreement.
The credit facility is secured by a first-priority lien on substantially all of the real and personal property of Delta Apparel, Junkfood, Soffe, To The Game, Art Gun, and TCX. All loans bear interest at rates, at the Company's option, based on either (a) an adjusted LIBOR rate plus an applicable margin or (b) a base rate plus an applicable margin, with the base rate equal to the greatest of (i) the federal funds rate plus 0.5%, (ii) the LIBOR rate plus 1.0%, or (iii) the prime rate announced by Wells Fargo, National Association. The facility requires monthly installment payments of approximately $0.2 million in connection with fixed asset amortizations, and these amounts reduce the amount of availability under the facility. Annual facility fees are 0.25% or 0.375% (subject to average excess availability) of the amount by which $145 million exceeds the average daily principal balance of the outstanding loans and letters of credit accommodations. The annual facility fees are charged monthly based on the principal balances during the immediately preceding month.
At July 2, 2011, we had $75.9 million outstanding under our credit facility at an average interest rate of 1.8%, and had the ability to borrow an additional $59.1 million. Our credit facility includes the financial covenant that if the amount of availability falls below an amount equal to 12.5% of the lesser of the borrowing base or $145 million, our Fixed Charge Coverage Ratio (“FCCR”) (as defined in the Amended Loan Agreement) for the preceding 12 month period must not be less than 1.1 to 1.0. In addition, the credit facility includes customary conditions to funding, representations and warranties, covenants, and events of default. The covenants include, among other things, limitations on asset sales, consolidations, mergers, liens, indebtedness, loans, investments, guaranties, acquisitions, dividends, stock repurchases, and transactions with affiliates.
Proceeds of the loans may be used for permitted acquisitions (as defined in the Amended Loan Agreement), general operating, working capital, other corporate purposes, and to finance credit facility fees and expenses. Under our credit agreement, we are allowed to make cash dividends and stock repurchases if (i) as of the date of the payment or repurchase and after giving effect to the payment or repurchase, we have availability on that date of not less than $15 million and average availability for the 30 day period immediately preceding that date of not less than $15 million; and (ii) the aggregate amount of dividends and stock repurchases after May 27, 2011 does not exceed $19 million plus 50% of our cumulative net income (as defined in the Amended Loan Agreement) from the first day of fiscal year 2012 to the date of determination. At July 2, 2011 and July 3, 2010, there was $18.7 million and $14.7 million, respectively, of retained earnings free of restrictions to make cash dividends or stock repurchases.
The credit facility contains a subjective acceleration clause and a “springing” lockbox arrangement (as defined in ASC 470), whereby remittances from customers will be forwarded to our general bank account and will not reduce the outstanding debt until and unless a specified event or an event of default occurs. Pursuant to ASC 470, we classify borrowings under the facility as long-term debt.
In March 2011, we extinguished our existing debt with Banco Ficohsa, a Honduran bank, and entered into a new credit facility with them. Proceeds from the new loan agreement were used to extinguish the existing loan indebtedness and resulted in no gain or loss being recorded upon extinguishment. The debt facility is secured by a first-priority lien on the assets of our Honduran operations and the loan is not guaranteed by the U.S. entity. The installment loan portion of the agreement carries a fixed interest rate of 7% for a term of seven years and is denominated in U.S. dollars. During the first 12 months of the term, the loan requires only monthly interest payments with no principal payments. Beginning in April 2012, ratable monthly principal and interest payments are due through the end of the term. As of July 2, 2011, we had $5.8 million outstanding on this loan. The revolving credit facility has a 7% fixed interest rate with an ongoing 18-month term and is denominated in U.S. dollars. The revolving credit facility requires minimum payments of $1.7 million during each 6 month period of the 18-month term; however, the agreement permits additional drawdowns to the extent payments are made, if certain objective covenants are met. The new revolving Honduran debt, by its nature, is not long-term as it requires scheduled payments each six months. However, as the agreement permits us to re-borrow funds up to the amount repaid, subject to certain objective covenants, and we intend to re-borrow funds, subject to the objective criteria, the amounts have been classified as long-term debt. As of July 2, 2011, we had $5.0 million outstanding on this loan.
The aggregate maturities of debt at July 2, 2011 are as follows (in thousands):

Fiscal Year	Amount
2012	$2,799
2013	8,529
2014	3,529
2015	3,529
2016	66,685
Thereafter	1,702
$86,773

NOTE 9—INCOME TAXES
The provision for income taxes consists of the following (in thousands):

	Year ended
	July 2, 2011	July 3, 2010	June 27, 2009
Current:
Federal	$3,936	$3,317	$954
State	315	288	262
Foreign	167	148	154
Total current	$4,418	$3,753	$1,370
Deferred:
Federal	$562	$115	$33
State	373	598	(430)
Total deferred	935	713	(397)
Provision for income taxes	$5,353	$4,466	$973
A reconciliation between actual provision for income taxes and the provision for income taxes computed using the federal statutory income tax rate of 34% is as follows (in thousands):

	Year ended
	July 2, 2011	July 3, 2010	June 27, 2009
Income tax expense at the statutory rate	$7,712	$5,662	$2,525
State income tax expense, net of federal income tax effect	561	358	112
Rate difference and nondeductible items in foreign jurisdictions	(20)	(12)	25
Impact of foreign earnings in tax-free zone	(3,223)	(1,765)	(1,441)
Valuation allowance adjustments	—	84	(374)
Nondeductible amortization and other permanent differences	243	95	59
Amended return and charitable contribution adjustments	—	(20)	24
Other	80	64	43
Provision for income taxes	$5,353	$4,466	$973
Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. We have not provided deferred taxes on the $24.9 million of undistributed earnings of our foreign subsidiaries where the earnings are considered to be permanently reinvested. The undistributed earnings would become taxable in the United States if we decided to repatriate earnings for business, tax or foreign exchange reasons. If we made that decision, U.S. income taxes would be provided for net of foreign taxes already paid. The determination of the unrecognized deferred tax liability associated with these unremitted earnings is not practical at this time. Significant components of our deferred tax assets and liabilities are as follows (in thousands):

	July 2, 2011	July 3, 2010
Deferred tax assets:
State net operating loss carryforward	$446	$792
Charitable donation carryforward	352	757
Derivative — interest rate contract	9	66
Currently nondeductible accruals	4,363	3,665
Gross deferred tax assets	5,170	5,280
Less valuation allowance — state net operating loss	(108)	(108)
Net deferred tax assets	5,062	5,172

Deferred tax liabilities:
Depreciation	(2,032)	(1,738)
Goodwill and intangibles	(2,876)	(2,081)
Other	(100)	(17)
Gross deferred tax liabilities	(5,008)	(3,836)
Net deferred tax asset	$54	$1,336
Less: non-current net deferred tax liabilities	(2,877)	(1,826)
Current deferred tax asset	$2,931	$3,162
As of July 2, 2011, we had $0.9 million of charitable contribution carryforwards for federal income tax purposes, of which $0.8 million expires in fiscal year 2013 and $0.1 million expires in fiscal year 2014. The future charitable deduction in limited to 10% of taxable income for each year. Based on our forecasts, we expect that we will have sufficient taxable income to use all of the charitable contributions before they expire. Therefore, we determined that no valuation allowance against the deferred tax asset associated with the charitable carryforward is required. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.
As of July 2, 2011, and July 3, 2010, we had operating loss carryforwards of approximately $10.9 million and $18.8 million, respectively, for state purposes. These carryforwards expire at various intervals through 2030. Our deferred tax asset related to state net operating loss carryforwards is reduced by a valuation allowance to result in deferred tax assets we consider more likely than not to be realized. There was no net change in the total valuation allowance for the year ended July 2, 2011. The ultimate realization of deferred tax assets depends upon the generation of future taxable income during the periods in which those temporary differences become deductible.
FASB Codification No. 740, Income Taxes (“ASC 740”) requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not (i.e., a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. The tax years 2007 to 2010, according to statute, remain open to examination by the major taxing jurisdictions to which we are subject. Upon adoption of ASC 740, we did not have any material unrecognized tax benefits, nor did we have any material unrecognized tax benefits as of July 2, 2011. We recognize accrued interest and penalties related to unrecognized tax benefits as components of our income tax provision. We did not have any interest and penalties accrued related to unrecognized tax benefits as of July 2, 2011.

NOTE 10—LEASES
We have several non-cancelable operating leases primarily related to buildings, office equipment and computer systems. Certain land and building leases have renewal options generally for periods ranging from 5 to 10 years.
Future minimum lease payments under non-cancelable operating leases as of July 2, 2011 were as follows (in thousands):

Fiscal Year	Amount
2012	$8,591
2013	7,539
2014	6,443
2015	6,178
2016	4,653
Thereafter	3,812
$37,216
Rent expense for all operating leases was approximately $9.7 million, $9.1 million and $6.5 million for fiscal years 2011, 2010, and 2009, respectively.

NOTE 11—EMPLOYEE BENEFIT PLANS
We sponsor and maintain a 401(k) retirement savings plan (the “401(k) Plan”) for our employees who meet certain service and age requirements. The 401(k) Plan permits participants to make pre-tax contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code. The 401(k) Plan provides for us to make a guaranteed match of the employee’s contributions. We contributed approximately $1.2 million, $1.1 million and $1.0 million to the 401(k) Plan during fiscal years 2011, 2010, and 2009, respectively.
We provide postretirement life insurance benefits for certain retired employees. The plan is noncontributory and is unfunded, and therefore, benefits and expenses are paid from our general assets as they are incurred. All of the employees in the plan are fully vested and the plan was closed to new employees in 1990. The discount rate used in determining the liability was 6.0% for fiscal years 2011 and 2010. The following table presents the benefit obligation for these benefits, which is included in accrued expenses in the accompanying balance sheets (in thousands).

	July 2, 2011	July 3, 2010
Change in benefit obligations:
Balance at beginning of year	$626	$716
Interest expense	6	6
Benefits paid	(53)	(79)
Actuarial adjustment	1	(17)
Balance at end of year	$580	$626

NOTE 12—STOCK-BASED COMPENSATION
On November 11, 2010, the Delta Apparel, Inc. shareholders approved the Delta Apparel, Inc. 2010 Stock Plan ("2010 Stock Plan"). We will not be granting additional awards under either the Delta Apparel Stock Option Plan ("Option Plan") or the Delta Apparel Incentive Stock Award Plan ("Award Plan"); instead, all future stock awards will be granted under the 2010 Stock Plan. We account for these plans pursuant to ASC 718, SAB 107 and SAB 110.
2010 Stock Plan
Under the 2010 Stock Plan, the Compensation Committee of our Board of Directors has the authority to determine the employees and directors to whom awards may be granted and the size and type of each award and manner in which such awards will vest. The awards available consist of stock options, stock appreciation rights, restricted stock, restricted stock units, performance stock, performance units, and cash awards. The aggregate number of shares of common stock that may be delivered under the 2010 Stock Plan is 500,000 plus any shares of common stock subject to outstanding awards under the Option Plan or Award Plan that are subsequently forfeited or terminated for any reason before being exercised. The 2010 Stock Plan limits the number of shares that may be covered by awards to any participant in a given calendar year and also limits the aggregate awards of restricted stock, restricted stock units and performance stock granted in any given calendar year. If a participant dies or becomes disabled (as defined in the 2010 Stock Plan) while employed by or serving as a director, all unvested awards become fully vested. The Compensation Committee is authorized to establish the terms and conditions of awards granted under the 2010 Stock Plan, to establish, amend and rescind any rules and regulations relating to the 2010 Stock Plan, and to make any other determinations that it deems necessary.
During fiscal year 2011, non-qualified stock options were granted for 50,000 shares of our common stock. Compensation expense is recorded on the cost of sales and selling, general and administrative expense line items in our statements of operations on a straight-line basis over the vesting periods. In fiscal year 2011 we expensed $0.2 million in conjunction with our 2010 Stock Plan.
The following table summarizes the weighted average grant date fair values and assumptions that were used to estimate the grant date fair values using the Black-Scholes option-pricing model of the options granted during the fiscal year ended 2011:

2011
Risk-free interest rate	2%
Expected life	4.0 yrs
Expected volatility	63%
Expected dividend yield	—%
Weighted-average per share fair value of options granted	$6.25
The risk-free interest rate for the periods within the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Due to minimal exercising of stock options historically, in 2011 we have estimated the expected life of options granted to be the midpoint between the average vesting term and the contractual term as permitted under SAB 107 and SAB 110. The expected volatility for the periods of the expected life of the option is determined using historical volatilities based on historical stock prices. The expected dividend yield is based on our expected annual dividend in relation to our historical average stock price.
A summary of our stock option activity for the fiscal year ended July 2, 2011 under the 2010 Stock Plan is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (thousands)
Outstanding at July 3, 2010	—	$—
Granted	50,000	$13.47
Exercised	—	$—
Forfeited	—	$—
Expired	—	$—
Outstanding at July 2, 2011	50,000	$13.47	6.6 yrs	—
Exercisable at July 2, 2011	25,000	$13.47	6.6 yrs	—
The weighted-average per share grant date fair value of options granted during the fiscal year 2011 was $6.25 per option. Shares are generally issued from treasury stock upon exercise of the options. ASC 718 requires that cash flows from tax benefits attributable to tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) be classified as financing cash flows. During fiscal year 2011 no options under the 2010 Stock Plan were exercised.
A summary of the status of our non-vested stock options as of July 2, 2011, and changes during the fiscal year ended July 2, 2011, is presented below:

	Shares	Weighted- Average Grant-Date Fair Value
Nonvested at July 3, 2010	—	$—
Granted	50,000	$6.25
Vested	(25,000)	$6.25
Forfeited	—	$—
Expired	—	$—
Nonvested at July 2, 2011	25,000	$6.25
As of July 2, 2011, there was $0.2 million of total unrecognized compensation cost related to non-vested stock options under the 2010 Stock Plan. This cost is expected to be recognized over a period of 1 year.
Option Plan
Prior to expiration of the Option Plan, the Compensation Committee of our Board of Directors had the discretion to grant options for up to 2,000,000 shares of common stock to officers and key and middle level executives for the purchase of our stock at prices not less than fifty percent of the fair market value of the shares on the dates of grant, with an exercise term (as determined by the Compensation Committee) not to exceed 10 years. The Compensation Committee determined the vesting period for the stock options, which generally became exercisable over three to four years. Certain option awards in the Option Plan provided for accelerated vesting upon meeting specific retirement, death or disability criteria. No options were granted under the Option Plan during fiscal year 2011. During fiscal years 2010 and 2009, we granted non-qualified options for 28,000 and 10,000 shares, respectively, of our common stock.
Compensation expense is recorded on the cost of sales and selling, general and administrative expense line items in our statements of operations on a straight-line basis over the vesting periods. In fiscal years 2011, 2010 and 2009, we expensed $0.2 million, $0.1 million and $0.9 million, respectively, in conjunction with our Option Plan. Associated with the compensation cost for the Option Plan are recognized tax benefits of $0.1 million, $0.3 million, and $0.3 million for each of fiscal years 2011, 2010 and 2009, respectively.
The following table summarizes the weighted average grant date fair values and assumptions that were used to estimate the grant date fair values using the Black-Scholes option-pricing model of the options granted during the fiscal years ended 2010 and 2009:

	2011	2010	2009
Risk-free interest rate	N/A	3%	2%
Expected life	N/A	6.0 yrs	6.1 yrs
Expected volatility	N/A	51%	50%
Expected dividend yield	N/A	—%	—%
Weighted-average per share fair value of options granted	N/A	$3.53	$2.00
The risk-free interest rate for the periods within the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Due to minimal exercising of stock options historically, in 2010 and 2009, we have estimated the expected life of options granted to be the midpoint between the average vesting term and the contractual term as permitted under SAB 107 and SAB 110. The expected volatility for the periods of the expected life of the option is determined using historical volatilities based on historical stock prices. The expected dividend yield is based on our annual dividend in relation to our historical average stock price.
A summary of our stock option activity for the fiscal year ended July 2, 2011 under the Option Plan is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (thousands)
Outstanding at July 3, 2010	1,024,500	$11.89
Granted	—	$—
Exercised	(118,667)	$11.64
Forfeited	(54,666)	$8.16
Expired	—	$—
Outstanding at July 2, 2011	851,167	$12.16	4.6 yrs	—
Exercisable at July 2, 2011	777,162	$12.55	5.1 yrs	—
The weighted-average per share grant date fair value of options granted during the fiscal years 2010 and 2009 was $3.53 and $2.00, respectively, per option. Shares are generally issued from treasury stock upon exercise of the options. ASC 718 requires that cash flows from tax benefits attributable to tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) be classified as financing cash flows. During fiscal year 2011, exercised options under the Option Plan resulted in excess tax benefits of $84 thousand. No options were exercised during fiscal years 2010 and 2009.
A summary of the status of our non-vested stock options as of July 2, 2011, and changes during the fiscal year ended July 2, 2011, is presented below:

	Shares	Weighted- Average Grant-Date Fair Value
Nonvested at July 3, 2010	202,661	$2.96
Granted	—	$—
Vested	(73,990)	$2.93
Forfeited	(54,666)	$3.01
Expired	—	$—
Nonvested at July 2, 2011	74,005	$2.95
As of July 2, 2011, there was $0.2 million of total unrecognized compensation cost related to non-vested stock options under the Option Plan. This cost is expected to be recognized over a period of 1 year.
Award Plan
Under the Award Plan, the Compensation Committee of our Board of Directors had the discretion to grant awards for up to an aggregate maximum of 800,000 shares of our common stock. The Award Plan authorized the Compensation Committee to grant to our officers and key and middle level executives rights to acquire shares at a cash purchase price of $0.01 per share. The Award Plan contains provisions for cash payments equal to the taxes due when the shares vest. Therefore, pursuant to ASC 718, the underlying stock grant is accounted for as an equity award and the associated cash payment as a liability award.
In fiscal year 2011, prior to the adoption of the 2010 Stock Plan, awards for up to 7,000 shares of our common stock were granted. The award was comprised of 4,200 shares which are service based and will vest upon the filing on our Annual Report of Form 10-K for the fiscal year ended July 2, 2011. The remaining 2,800 shares are performance awards and are based on the achievement of performance criteria for the two year period ending July 2, 2011 and will vest upon the filing of our Annual Report of Form 10-K for the fiscal year ended July 2, 2011, subject to the performance criteria.
In fiscal year 2010, awards for up to 186,000 shares of our common stock were granted. The outstanding awards are comprised of 135,600 shares which are service based and 50,400 shares which are performance based. Within the service awards, 30,000 shares vested upon the filing of our Annual Report on Form 10-K for fiscal year ended July 3, 2010. The remaining 105,600 service based shares will vest upon the filing of our Annual Report on Form 10-K for the fiscal year ended July 2, 2011. The performance awards representing 50,400 shares are based on the achievement of performance criteria for the two year period ending July 2, 2011, and will vest upon the filing of our Annual Report for the year ended July 2, 2011, subject to the performance criteria. No awards were granted in fiscal year 2009. Awards provide for accelerated vesting upon meeting specific retirement, death or disability criteria.
Compensation expense recorded under the Award Plan was $1.8 million, $1.6 million and $0.1 million in fiscal years 2011, 2010 and 2009, respectively. Compensation expense is recorded on the cost of sales and selling, general and administrative expense line items of our statements of income as incurred.
A summary of the status of our nonvested awards as of July 2, 2011, and changes during the year ended July 2, 2011, is presented below:

	Shares	Weighted Average Exercise Price
Nonvested at July 3, 2010	185,000	$0.01
Granted	7,000	$0.01
Vested	(30,000)	$0.01
Forfeited	(15,000)	$0.01
Performance adjustment	4,680	$0.01
Nonvested at July 2, 2011	151,680	$0.01
As of July 1, 2011, there was $0.1 million of total unrecognized compensation cost related to non-vested awards under the Award Plan. This cost is expected to be recognized over a period of 0.2 years.

NOTE 13—BUSINESS SEGMENTS
We operate our business in two distinct segments: branded and basics. Prior to the second quarter of fiscal year 2011, these segments were named retail-ready and activewear. When the names were changed, there was no change in terms of how the reporting units operate or are reviewed by Robert W. Humphreys, our chief operating decision maker ("CODM"). Although the two segments are similar in their production processes and regulatory environment, they are distinct in their economic characteristics, products and distribution methods.
The branded segment is comprised of our business units focused on specialized apparel garments and headwear to meet consumer preferences and fashion trends, and includes Soffe (which includes The Cotton Exchange as the bookstore division of Soffe), Junkfood, To The Game and Art Gun. These branded embellished and unembellished products are sold through specialty and boutique shops, upscale and traditional department stores, mid-tier retailers, sporting goods stores, college bookstores and the U.S. military. Products in this segment are marketed under our primary brands of Soffe®, Intensity Athletics®, The Cotton Exchange®, Junk Food®, The Game®, Salt Life® and Realtree Outfitters® as well as other labels. The results of The Cotton Exchange, Art Gun and To The Game have been included in the branded segment since their acquisition on July 12, 2010, December 28, 2009 and March 29, 2009, respectively.
The basics segment is comprised of our business units primarily focused on garment styles that are characterized by low fashion risk, and includes our Delta Catalog and FunTees businesses. Within the Delta Catalog business, we market, distribute and manufacture unembellished knit apparel under the brands of Delta Pro Weight®, Delta Magnum Weight®, Quail Hollow®, Healthknit® and FunTees®. These products are primarily sold to screen printing and advertising specialty companies. We also manufacture private label products for major branded sportswear companies, retailers, corporate industry programs, and sports licensed apparel marketers. Typically these products are sold with value-added services such as hangtags, ticketing, hangers, and embellishment so that they are fully ready for retail. The majority of the private label products are sold through the FunTees business.
Our CODM and management evaluate performance and allocates resources based on profit or loss from operations before interest, income taxes and special charges (“Segment Operating Income (Loss)”). Our Segment Operating Income (Loss) may not be comparable to similarly titled measures used by other companies. The accounting policies of our reportable segments are the same as those described in Note 2. Intercompany transfers between operating segments are transacted at cost and have been eliminated within the segment amounts shown in the following table (in thousands).

	Basics	Branded	Consolidated
Fiscal Year 2011:
Net sales	$253,494	$221,742	$475,236
Gain on contingent consideration, net of impairment charge *	—	918	918
Segment operating income	16,889	8,407	25,296
Segment assets **	162,932	148,933	311,865
Equity investment in joint venture	2,664	—	2,664
Purchases of property and equipment	4,165	3,802	7,967
Depreciation and amortization	4,913	2,346	7,259

Fiscal Year 2010:
Net sales	$226,590	$197,821	$424,411
Gain on contingent consideration, net of impairment charges *	—	—	—
Segment operating income	2,360	17,802	20,162
Segment assets **	131,012	120,321	251,333
Equity investment in joint venture	2,682	—	2,682
Purchases of property and equipment	4,486	2,479	6,965
Depreciation and amortization	5,060	1,728	6,788

Fiscal Year 2009:
Net sales	$199,027	$156,170	$355,197
Gain on contingent consideration, net of impairment charges *	—	—	—
Segment operating (loss) income	(5,444)	17,591	12,147
Segment assets **	141,013	115,980	256,993
Equity investment in joint venture	2,574	—	2,574
Purchases of property and equipment	1,248	1,810	3,058
Depreciation and amortization	5,354	1,724	7,078

______________________

*	See Note 2(m) for further information regarding the remeasurement of contingent consideration and impairment testing of goodwill and intangibles.
**	All goodwill and intangibles on our balance sheet is included in the branded segment.
The following reconciles the Segment Operating Income to the consolidated income before income taxes (in thousands):

	Year Ended
	July 2, 2011	July 3, 2010	June 27, 2009
Segment operating income	$25,296	$20,162	$12,147
Unallocated interest expense	2,616	3,509	4,718
Consolidated income before taxes	$22,680	$16,653	$7,429

Our revenues include sales to domestic and foreign customers. Foreign customers are composed of companies whose headquarters are located outside of the United States. Supplemental information regarding our revenues by geographic area based on the location of the customer is as follows (in thousands):

	Year Ended
	July 2, 2011	July 3, 2010	June 27, 2009
United States	$470,909	$412,938	$347,140
Foreign	4,327	11,473	8,057
Total net sales	$475,236	$424,411	$355,197

Our long-lived assets, excluding goodwill and intangible assets, consist of property, plant and equipment for all locations. We attribute our property, plant and equipment to a particular country based on the location of the long-lived assets. Summarized financial information by geographic area is as follows (in thousands):

	July 2, 2011	July 3, 2010
United States	$21,834	$19,124

Honduras	14,635	16,075
El Salvador	2,066	1,246
Mexico	1,221	1,249
All foreign countries	17,922	18,570

Total long-lived assets, excluding goodwill and intangibles	$39,756	$37,694

NOTE 14—REPURCHASE OF COMMON STOCK
As of July 2, 2011, our Board of Directors had authorized management to use up to $15.0 million to repurchase Delta Apparel stock in open market transactions under our Stock Repurchase Program. See Note 17 - Subsequent Events for information regarding an increase in authorization pursuant to our Stock Repurchase Program.
During fiscal year 2011, we purchased 176,756 shares of our common stock for a total cost of $2.5 million. No purchases of our common stock were made during fiscal years 2010 and 2009. As of July 2, 2011, we have purchased 1,201,527 shares of common stock for an aggregate of $11.6 million since the inception of the Stock Repurchase Program. All purchases were made at the discretion of management. As of July 2, 2011, $3.4 million remained available for future purchases under our Stock Repurchase Program, which does not have an expiration date.
The following table summarizes the purchases of our common stock for the quarter ended July 2, 2011:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Dollar Value of Shares that May Yet Be Purchased Under the Plans *
April 3 to May 7, 2011	35,753	$14.46	35,753	$3.7 million
May 8 to June 4, 2011	4,010	$16.28	4,010	$3.6 million
June 5 to July 2, 2011	13,769	$16.18	13,769	$3.4 million
Total	53,532	$15.04	53,532	$3.4 million
* As of July 2, 2011

NOTE 15—COMMITMENTS AND CONTINGENCIES
(a) Litigation
At times we are party to various legal claims, actions and complaints. We believe that, as a result of legal defenses, insurance arrangements, and indemnification provisions with parties believed to be financially capable, such actions should not have a material effect on our operations, financial condition, or liquidity.
(b) Purchase Contracts
We have entered into agreements, and have fixed prices, to purchase yarn, natural gas, finished fabric and finished apparel and headwear products for use in our operations. At July 2, 2011, minimum payments under these contracts were as follows (in thousands):

Yarn	$63,539
Natural Gas	1,303
Finished fabric	1,500
Finished products	30,032
$96,374
(c) Letters of Credit
As of July 2, 2011, we had outstanding standby letters of credit totaling $0.4 million and outstanding commercial letters of credit totaling $3.8 million.
(d) Derivatives
From time to time we may use interest rate swaps or other instruments to manage our interest rate exposure and reduce the impact of future interest rate changes. We do not use these financial instruments for trading or speculative purposes. On April 1, 2011, our $15 million interest rate swap agreement at 1.57% matured. The outstanding financial instruments as of July 2, 2011 are as follows:

	Effective Date	Notational Amount	LIBOR Rate	Maturity Date
Interest Rate Swap	March 1, 2010	$15 million	1.11%	September 1, 2011
FASB Codification No. 820, Fair Value Measurements and Disclosures (“ASC 820”), defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. Assets and liabilities measured at fair value are grouped in three levels. The levels prioritize the inputs used to measure the fair value of the assets or liabilities. These levels are:

◦	Level 1 – Quoted prices (unadjusted) in active markets for identical assets or liabilities.

◦
Level 2 – Inputs other than quoted prices that are observable for assets and liabilities, either directly or indirectly. These inputs include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in market that are less active.

◦
Level 3 – Unobservable inputs that are supported by little or no market activity for assets or liabilities and includes certain pricing models, discounted cash flow methodologies and similar techniques.

The following financial liabilities are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements Using
Period Ended	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest Rate Swap
July 2, 2011	$22	—	$22	—
July 3, 2010	$171	—	$171	—

Contingent Consideration
July 2, 2011	$—	—	—	$—
July 3, 2010	$1,530	—	—	$1,530
The fair value of the interest rate swap agreement was derived from discounted cash flow analysis based on the terms of the contract and the forward interest rate curve adjusted for our credit risk, which fall in level 2 of the fair value hierarchy.
The following table summarizes the fair value and presentation in the consolidated balance sheets for derivatives as of July 2, 2011 and July 3, 2010.

	July 2, 2011	July 3, 2010
Accrued expenses	$22	$105
Deferred tax liabilities	(8)	(66)
Other liabilities	—	66
Accumulated other comprehensive loss	$14	$105
We adopted the provisions of the fair value measurement accounting and disclosure guidance related to nonfinancial assets and liabilities recognized at fair value on a nonrecurring basis for the acquisitions of The Cotton Exchange on July 12, 2010 and Art Gun on December 28, 2009. The assets and liabilities were measured at fair value upon acquisition and will be evaluated as needed as part of our impairment assessments and as circumstances require. The fair value measurement was made using the income approach and falls in level 3 of the fair value hierarchy. We used the projected cash flows, discounted as necessary, to estimate the fair value of the contingent consideration for Art Gun. Accordingly, the fair value measurement for contingent consideration falls in level 3 of the fair value hierarchy. The contingent consideration for Art Gun is remeasured at the end of each reporting period. Additionally, we remeasured the Art Gun goodwill to fair value in the period ended January 1, 2011. See Note 2(m) - Impairment of Goodwill for further discussion.
(e) License Agreements
We have entered into license agreements that provide for royalty payments of net sales of licensed products as set forth in the agreements. These license agreements are within our branded segment. We have incurred royalty expense (included in selling, general and administrative expenses) of approximately $12.4 million, $11.6 million and $7.6 million, during fiscal years 2011, 2010, and 2009, respectively.
Based on minimum sales requirements, future minimum royalty payments required under these license agreements are (in thousands):

Fiscal Year	Amount
2012	$2,122
2013	1,786
2014	1,739
2015	1,507
2016	627
$7,781

NOTE 16—QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
Presented below is a summary of our unaudited consolidated quarterly financial information for the fiscal years ended July 2, 2011 and July 3, 2010 (in thousands):

	2011 Quarter Ended				2010 Quarter Ended
	October 2	January 1	April 2	July 2	September 26	December 26	March 27	July 3
Net sales	$107,916	$104,722	$124,954	$137,644	$99,122	$91,160	$107,942	$126,187
Gross profit	25,909	21,878	30,862	37,586	23,645	21,776	25,203	30,159
Operating income	2,956	2,625	8,127	11,588	4,492	2,243	4,914	8,513
Net income	1,648	1,416	5,725	8,538	2,583	979	2,958	5,667

Basic EPS	$0.19	$0.17	$0.67	$1.01	$0.30	$0.11	$0.35	$0.67
Diluted EPS	$0.19	$0.16	$0.65	$0.97	$0.30	$0.11	$0.34	$0.64

NOTE 17—SUBSEQUENT EVENTS
On August 17, 2011, our Board of Directors approved a $5 million increase in our Stock Repurchase Program, bringing the total amount authorized to $20.0 million.

SCHEDULE II — CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
DELTA APPAREL, INC. AND SUBSIDIARIES
(In thousands)

ACCOUNTS RECEIVABLES RESERVES

	Beginning Balance	Acquisition Accounting *	Expense	Write-Offs/ Credits Issued	Ending Balance
2011	$2,136	$—	$8,813	$(9,167)	$1,782
2010	3,039	—	5,516	(6,419)	2,136
2009	2,813	963	4,871	(5,608)	3,039
MARKET AND OBSOLESCENCE RESERVE

	Beginning Balance	Acquisition Accounting *	Expense **	Deductions **	Ending Balance
2011	$3,782	$—	$(65)	$—	$3,717
2010	4,074	—	(292)	—	3,782
2009	2,215	1,486	373	—	4,074
SELF INSURANCE RESERVE

	Beginning Balance	Acquisition Accounting *	Expense **	Deductions **	Ending Balance
2011	$777	$39	$(227)	$—	$589
2010	636	—	141	—	777
2009	595	—	41	—	636
DEFERRED TAX ASSET VALUATION ALLOWANCE

	Beginning Balance	Acquisition Accounting *	Expense **	Deductions **	Ending Balance
2011	$108	$—	$—	$—	$108
2010	378	—	(270)	—	108
2009	1,289	—	(911)	—	378
______________________

*	Represents the reserves provided for as a result of the acquisitions of Art Gun and To The Game.
**	Net change in the reserves and allowance are shown in the expense column.