Form 10-Q/A
period 2011-04-02
DELTA APPAREL, INC
filed 2011-09-06
CIK 1101396

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
(Amendment No. 1)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 2, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 1-15583
DELTA APPAREL, INC.
_______________________________________________________________________________
(Exact name of registrant as specified in its charter)

GEORGIA	58-2508794
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

322 South Main Street
Greenville, SC	29601
(Address of principal executive offices)	(Zip Code)
(864) 232-5200
__________________________________________
(Registrant’s telephone number, including area code)
_______________________________________________________________________
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

Explanatory Note

The purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q of Delta Apparel, Inc. (the “Company”) for the fiscal quarter ended April 2, 2011, as filed with the Securities and Exchange Commission on May 5, 2011 (the “Form 10-Q”), is to amend Part II, Item 6 of that report to amend the exhibit list and to file the Third Amended and Restated Loan and Security Agreement (the “Third Amended Loan Agreement”) dated as of September 21, 2007 among the Company, Junkfood Clothing Company, M.J. Soffe, LLC, Wells Fargo Bank, National Association, as successor by merger to Wachovia Bank, National Association, as Agent, and the financial institutions named therein as Lenders in its entirety as Exhibit 10.1. The Securities and Exchange Commission requested that the Company file the Third Amended Loan Agreement in its entirety in connection with a confidential treatment requested submitted by the Company on May 5, 2011. The Third Amended Loan Agreement was amended by that certain Letter Amendment (the “Letter Amendment”) to the Third Amended and Restated Loan and Security Agreement dated March 30, 2009 among the Company, Junkfood Clothing Company, M.J. Soffe , LLC, Wells Fargo Bank, National Association, successor by merger to Wachovia Bank, National Association, as Agent, and the financial institutions named therein as Lenders. The Company filed the Letter Amendment as Exhibit 10.2.1 to the Company's Form 10-K filed on August 28, 2009.

The Third Amended and Restated Loan Agreement has been amended and replaced in its entirety by a Fourth Amended and Restated Loan and Security Agreement, dated May 27, 2011, among the Company, Junkfood Clothing Company, M.J. Soffe, LLC, To The Game, LLC, Art Gun, LLC, and TCX, LLC, the financial institutions named therein as Lenders, Wells Fargo Bank, National Association, as Administrative Agent, Bank of America, N.A., as Syndication Agent, Wells Fargo Capital Finance, LLC, as Sole Lead Arranger, and Wells Fargo Capital Finance, LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Joint Bookrunners (the “Fourth Amended Loan Agreement”). The Company filed the Fourth Amended Loan Agreement as Exhibit 10.1 to its Form 8-K filed on June 3, 2011.

No other changes have been made to the Form 10-Q, and this Amendment No. 1 does not amend, modify, or update any other disclosure in the Form 10-Q. This Amendment No. 1 speaks as of the date of the Form 10-Q and does not reflect events that may have occurred subsequent to the original filing date.

PART II. OTHER INFORMATION
Item 6. Exhibits

Exhibits

10.1
Third Amended and Restated Loan and Security Agreement dated as of September 21, 2007 among Delta Apparel, Inc., Junkfood Clothing Company, M. J. Soffe Co., Wells Fargo Bank, National Association, successor by merger to Wachovia Bank, National Association, as Agent, and the financial institutions named therein as Lenders.*

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

*Portions of this exhibit have been omitted pursuant to a request for confidential treatment and have been filed separately with the Securities and Exchange Commission.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DELTA APPAREL, INC.
(Registrant)

September 6, 2011	By: /s/ Deborah H. Merrill
Date	Deborah H. Merrill
Vice President, Chief Financial Officer and Treasurer