Form 10-Q
period 2011-10-01
DELTA APPAREL, INC
filed 2011-11-03
CIK 1101396

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 1, 2011
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
Yes ☐ No ☑

As of October 25, 2011, there were outstanding 8,475,760 shares of the registrant’s common stock, par value of $0.01 per share, which is the only class of outstanding common or voting stock of the registrant.

PART 1.	FINANCIAL INFORMATION

Item 1.	Financial Statements

Delta Apparel, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Amounts in thousands, except share amounts and per share data)
(Unaudited)

	October 1, 2011	July 2, 2011
Assets
Current assets:
Cash and cash equivalents	$323	$656
Accounts receivable, net	66,777	76,821
Inventories, net	186,326	159,209
Prepaid expenses and other current assets	4,392	4,059
Deferred income taxes	2,838	2,931
Total current assets	260,656	243,676

Property, plant and equipment, net	39,396	39,756
Goodwill	16,812	16,812
Intangibles, net	7,253	7,405
Other assets	3,994	4,216
Total assets	$328,111	$311,865
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$53,161	$55,554
Accrued expenses	20,057	23,708
Income tax payable	55	969
Current portion of long-term debt	3,042	2,799
Total current liabilities	76,315	83,030

Long-term debt, less current maturities	102,291	83,974
Deferred income taxes	3,307	2,877
Other liabilities	235	19
Total liabilities	182,148	169,900

Commitments and contingencies	—	—

Shareholders’ equity:
Preferred stock—$0.01 par value, 2,000,000 shares authorized, none issued and outstanding	—	—
Common stock —$0.01 par value, 15,000,000 shares authorized, 9,646,972 shares issued, and 8,491,787 and 8,421,863 shares outstanding as of October 1, 2011 and July 2, 2011, respectively	96	96
Additional paid-in capital	59,408	59,750
Retained earnings	97,687	93,277
Accumulated other comprehensive loss	(134)	(14)
Treasury stock —1,155,185 and 1,225,109 shares as of October 1, 2011 and July 2, 2011, respectively	(11,094)	(11,144)
Total shareholders’ equity	145,963	141,965
Total liabilities and shareholders’ equity	$328,111	$311,865
See accompanying Notes to Condensed Consolidated Financial Statements.

Delta Apparel, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended
	October 1, 2011	October 2, 2010
Net sales	$123,523	$107,916
Cost of goods sold	92,270	82,007
Gross profit	31,253	25,909

Selling, general and administrative expenses	24,562	22,896
Other (income) expense, net	(7)	57
Operating income	6,698	2,956

Interest expense, net	893	601
Income before provision for income taxes	5,805	2,355

Provision for income taxes	1,393	707
Net income	$4,412	$1,648

Basic earnings per share	$0.52	$0.19
Diluted earnings per share	$0.50	$0.19

Weighted average number of shares outstanding	8,450	8,523
Dilutive effect of stock options	310	257
Weighted average number of shares assuming dilution	8,760	8,780

See accompanying Notes to Condensed Consolidated Financial Statements.

Delta Apparel, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	Three Months Ended
	October 1, 2011	October 2, 2010
Operating activities:
Net income	$4,412	$1,648
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,795	1,767
Amortization of deferred financing fees	90	70
Excess tax benefits from exercise of stock options	(475)	(90)
Provision for deferred income taxes	523	303
Loss on disposal of property and equipment	33	24
Non-cash stock compensation	672	545
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	10,044	10,272
Inventories	(27,118)	(14,119)
Prepaid expenses and other current assets	(334)	(128)
Income taxes	(439)	(533)
Other non-current assets	132	1
Accounts payable	(2,393)	5,645
Accrued expenses	(3,648)	(1,951)
Other liabilities	96	(103)
Net cash (used in) provided by operating activities	(16,610)	3,351

Investing activities:
Purchases of property and equipment, net	(1,319)	(1,537)
Cash paid for business, net of cash acquired	—	(9,884)
Net cash used in investing activities	(1,319)	(11,421)

Financing activities:
Proceeds from long-term debt	164,581	130,035
Repayment of long-term debt	(146,021)	(121,443)
Repurchase of common stock	(1,459)	(735)
Proceeds from stock options	20	52
Excess tax benefits from exercise of stock options	475	90
Net cash provided by financing activities	17,596	7,999
Net decrease in cash and cash equivalents	(333)	(71)
Cash and cash equivalents at beginning of period	656	687
Cash and cash equivalents at end of period	$323	$616
Supplemental cash flow information:
Cash paid for interest	$696	$536
Cash paid for income taxes	$1,235	$928
Non-cash financing activity—issuance of common stock	$142	$98
See accompanying Notes to Condensed Consolidated Financial Statements.

DELTA APPAREL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note A—Basis of Presentation
We prepared the accompanying interim condensed consolidated financial statements in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. We believe these condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation. Operating results for the three months ended October 1, 2011 are not necessarily indicative of the results that may be expected for our fiscal year ending June 30, 2012. Although our various product lines are sold on a year-round basis, the demand for specific products or styles reflects some seasonality, with sales in our fourth fiscal quarter generally being the highest and sales in our second fiscal quarter generally being the lowest. For more information regarding our results of operations and financial position, refer to the consolidated financial statements and footnotes included in our Form 10-K for our fiscal year ended July 2, 2011, filed with the Securities and Exchange Commission (“SEC”).
“Delta Apparel”, the “Company”, and “we”, “us” and “our” are used interchangeably to refer to Delta Apparel, Inc. together with our domestic wholly-owned subsidiaries, M.J. Soffe, LLC (“Soffe”), Junkfood Clothing Company (“Junkfood”), To The Game, LLC (“To The Game”), Art Gun, LLC (“Art Gun”), TCX, LLC (“The Cotton Exchange”) and our international subsidiaries, as appropriate to the context.
We have made certain reclassifications to the presentation of the prior year results in order to conform to the current year presentation. In our Condensed Consolidated Statement of Cash Flows for the three months ended October 2, 2010, we reclassified the amount of amortization expense associated with our deferred financing costs as well as the amount of excess tax benefits from the exercise of stock options. These reclassifications had no impact on our results of operations or financial position.
Delta Apparel, Inc. is an international design, marketing, manufacturing and sourcing company that features a diverse portfolio of lifestyle branded activewear apparel and headwear, and produces high-quality private label programs. We specialize in selling casual and athletic products through a variety of distribution channels. Our products are sold across distribution tiers and in most store types, including specialty stores, boutiques, department stores, mid-tier and mass channels. From a niche distribution standpoint, we also have strong distribution at college bookstores and the U.S. military. Our products are made available direct-to-consumer on our websites at www.soffe.com, www.junkfoodclothing.com, www.saltlife.com and www.deltaapparel.com. Additional products can be viewed at www.2thegame.com and www.thecottonexchange.com.
We were incorporated in Georgia in 1999 and our headquarters is located at 322 South Main Street, Greenville, South Carolina 29601 (telephone number: 864-232-5200). Our common stock trades on the NYSE Amex under the symbol “DLA”. We operate on a 52-53 week fiscal year ending on the Saturday closest to June 30.

Note B—Accounting Policies
Our accounting policies are consistent with those described in our Significant Accounting Policies in our Form 10-K for our fiscal year ended July 2, 2011, filed with the Securities and Exchange Commission.

Note C—New Accounting Standards
In December 2010, the FASB issued ASU 2010-28, Intangibles - Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (“ASU 2010-28”).  ASU 2010-28 modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts.  For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists.  In determining whether it is more likely than not that a goodwill impairment exists, an entity must consider whether there are any adverse qualitative factors indicating an impairment may exist.  ASU 2010-28 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010.  ASU 2010-28 was adopted on July 3, 2011, and the adoption had no impact on our financial statements.
In December 2010, the FASB issued ASU No. 2010-29, Business Combinations (Topic 805) - Disclosure of Supplementary Pro Forma Information for Business Combinations (“ASU 2010-29”). This standard update clarifies that, when presenting comparative financial statements, Securities and Exchange Commission registrants should disclose revenue and earnings of the combined entity as though the current period business combinations had occurred as of the beginning of the comparable prior annual reporting period only. The update also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. ASU 2010-29 is effective prospectively for material (either on an individual or aggregate basis) business combinations entered into in fiscal years beginning on or after December 15, 2010, with early adoption permitted. We

DELTA APPAREL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(CONTINUED)

adopted ASU 2010-29 on July 3, 2011. We expect that ASU 2010-29 may impact our disclosures for any future business combinations.
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
In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220) - Presentation of Comprehensive Income("ASU 2011-05"). This standard update requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and applied on a retrospective basis. ASU 2011-05 is therefore effective for our fiscal year ending June 29, 2013 and we do not expect the adoption to have a material effect on our financial position.

Note D—Inventories
Inventories, net of reserves, consist of the following (in thousands):

	October 1, 2011	July 2, 2011
Raw materials	$21,858	$20,970
Work in process	37,779	34,599
Finished goods	126,689	103,640
	$186,326	$159,209
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
At October 1, 2011, we had $94.5 million outstanding under our credit facility at an average interest rate of 2.3% and had the ability to borrow an additional $48.7 million. Our credit facility includes the financial covenant that if the amount of availability falls below an amount equal to 12.5% of the lesser of the borrowing base or $145 million, our Fixed Charge Coverage Ratio (“FCCR”) (as defined in the Amended Loan Agreement) for the preceding 12 month period must not be less than 1.1 to 1.0. In addition, the credit facility includes customary conditions to funding, representations and warranties, covenants, and events of default. The covenants include, among other things, limitations on asset sales, consolidations, mergers, liens, indebtedness, loans, investments, guaranties, acquisitions, dividends, stock repurchases, and transactions with affiliates.
Proceeds of the loans may be used for permitted acquisitions (as defined in the Amended Loan Agreement), general operating, working capital, or other corporate purposes, and to finance credit facility fees and expenses. Under our credit agreement, we are allowed to make cash dividends and stock repurchases if (i) as of the date of the payment or repurchase and after giving effect to the payment or repurchase, we have availability on that date of not less than $15 million and average availability for the 30 day period immediately preceding that date of not less than $15 million; and (ii) the aggregate amount of dividends and stock repurchases after May 27, 2011 does not exceed $19 million plus 50% of our cumulative net income (as defined in the Amended Loan Agreement) from the first day of fiscal year 2012 to the date of determination. At October 1, 2011, there was $19.5 million of retained earnings free of restrictions to make cash dividends or stock repurchases.
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
In March 2011, we extinguished our existing debt with Banco Ficohsa, a Honduran bank, and entered into a new credit facility with Banco Ficohsa. Proceeds from the new loan agreement were used to extinguish the existing loan indebtedness and resulted in no gain or loss being recorded upon extinguishment. The debt facility is secured by a first-priority lien on the assets of our Honduran operations and the loan is not guaranteed by a U.S. entity. The installment loan portion of the agreement carries a fixed interest rate of 7% for a term of seven years and is denominated in U.S. dollars. During the first 12 months of the term, the loan requires only monthly interest payments with no principal payments. Beginning in April 2012, ratable monthly principal and interest payments are due through the end of the term. As of October 1, 2011, we had $5.8 million outstanding on the installment portion of this loan. The revolving portion of the agreement has a 7% fixed interest rate with an ongoing 18-month term and is denominated in U.S. dollars. The revolving facility requires minimum payments of one-third of each drawdown every 6 months for the remaining term of the loan; however, the agreement permits additional drawdowns to the extent payments are made, if certain objective covenants are met. The new revolving Honduran debt, by its nature, is not long-term as it requires scheduled payments each six months. However, as the agreement permits us to re-borrow funds up to the amount repaid, subject to certain objective covenants, and we intend to re-borrow funds, subject to the objective criteria, the amounts have been classified as long-term debt. As of October 1, 2011, we had $5.0 million outstanding on the revolving portion of this loan.

Note F—Selling, General and Administrative Expense
We include in selling, general and administrative expenses, costs incurred subsequent to the receipt of finished goods at our distribution facilities, such as the cost of stocking, warehousing, picking and packing, and shipping goods for delivery to our customers. Distribution costs included in selling, general and administrative expenses totaled $3.8 million and $3.6 million for the first quarter of fiscal years 2012 and 2011, respectively. In addition, selling, general and administrative expenses include costs related to sales associates, administrative personnel cost, advertising and marketing expenses, royalty payments on licensed products and other general and administrative expenses.

Note G—Stock Options and Incentive Stock Awards
On November 11, 2010, the shareholders of the Company approved the Delta Apparel, Inc. 2010 Stock Plan (“2010 Stock Plan”). We will not be granting additional awards under either the Delta Apparel Stock Option Plan or the Delta Apparel Incentive Stock Award Plan. Instead, all future stock awards will be granted under the 2010 Stock Plan. The aggregate number of shares of

DELTA APPAREL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(CONTINUED)

common stock that may be delivered under the 2010 Stock Plan is 500,000 plus any shares of common stock subject to outstanding awards under the prior plans that are subsequently forfeited or terminated for any reason before being exercised. We expense stock compensation costs in the cost of sales and selling, general and administrative expense line items of our consolidated statements of operations over the vesting periods of each grant.
Delta Apparel, Inc. 2010 Stock Plan (“2010 Stock Plan”)
During the quarter ended October 1, 2011, we granted restricted stock units for 91,450 of our shares. These units will vest upon the filing of our Form 10-K with the SEC for the fiscal year ending June 29, 2013. In addition, performance units for 143,450 shares were granted. Of these units, 52,000 will vest upon the filing of our Form 10-K with the SEC for the fiscal year ending June 30, 2012 and are based on the achievement of performance criteria for the one year period ending June 30, 2012. The remaining 91,450 units will vest upon the filing of our Form 10-K with the SEC for the fiscal year ending June 29, 2013 and are based on the achievement of performance criteria for the two year period ending June 29, 2013.
For the three months ended October 1, 2011, we expensed $0.5 million in connection with outstanding awards made under the 2010 Stock Plan. As of October 1, 2011 there was $3.4 million of total unrecognized compensation cost related to non-vested awards granted under the 2010 Stock Plan. This cost is expected to be recognized over a period of 1.92 years.
Delta Apparel Stock Option Plan (“Option Plan”)
We expensed $43 thousand and $44 thousand during the first quarter of fiscal years 2012 and 2011, respectively, in connection with our Option Plan. As of October 1, 2011, there was $0.1 million of total unrecognized compensation cost related to non-vested stock options under the Option Plan, which is expected to be recognized over a period of 0.75 years. During the quarter ended October 1, 2011, vested options representing 2,000 shares of our common stock were exercised, and the shares issued, in accordance with their respective agreements.
Delta Apparel Incentive Stock Award Plan (“Award Plan”)
For the first quarter of fiscal years 2012 and 2011, we expensed $0.1 million and $0.5 million, respectively, in connection with our Award Plan. The compensation expense includes the cost associated with the tax-assistance component of the awards, which is included in accrued liabilities until payment of the taxes associated with the vesting of the awards. On September 1, 2011, in conjunction with the filing of our Form 10-K with the SEC for the fiscal year ended July 2, 2011, service based awards for 100,200 shares of our common stock and performance based awards for 51,480 shares of our common stock vested, were exercised, and the shares issued. All awards granted under the Award Plan have vested and been exercised, and no awards remain outstanding.

Note H—Purchase Contracts
We have entered into agreements, and have fixed prices, to purchase yarn, natural gas, finished fabric, finished apparel and headwear products. At October 1, 2011, minimum payments under these contracts were as follows (in thousands):

Yarn	$30,411
Natural gas	1,204
Finished fabric	1,817
Finished products	21,203
$54,635

Note I—Segment Reporting
We operate our business in two distinct segments: branded and basics. Although the two segments are similar in their production processes and regulatory environment, they are distinct in their economic characteristics, products and distribution methods.
The branded segment is comprised of our business units focused on specialized apparel garments and headwear to meet consumer preferences and fashion trends, and includes Soffe (which includes The Cotton Exchange as the bookstore division of Soffe), Junkfood, To The Game and Art Gun. These branded embellished and unembellished products are sold through specialty and boutique shops, upscale and traditional department stores, mid-tier retailers, sporting goods stores, college bookstores and the U.S. military. Products in this segment are marketed under our primary brands of Soffe®, Intensity Athletics®, The Cotton Exchange®, Junk Food®, and The Game®, licensed brands of Salt Life® and Realtree Outfitters®, as well as other labels. The results of The Cotton Exchange have been included in the branded segment since its acquisition on July 12, 2010.
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
Our Chief Operating Decision Maker ("CODM"), Robert W. Humphreys, and management evaluate performance and allocate resources based on profit or loss from operations before interest, income taxes and special charges (“Segment Operating Income”). Our Segment Operating Income may not be comparable to similarly titled measures used by other companies. Intercompany transfers between operating segments are transacted at cost and have been eliminated within the segment amounts shown in the following table.
Information about our operations as of and for the three months ended October 1, 2011 and October 2, 2010, by operating segment, is as follows (in thousands):

	Basics	Branded	Consolidated
Three months ended October 1, 2011:
Net sales	$52,598	$70,925	$123,523
Segment operating income	1,584	5,114	6,698
Segment assets*	174,688	153,423	328,111

Three months ended October 2, 2010:
Net sales	$49,539	$58,377	$107,916
Segment operating income	150	2,806	2,956
Segment assets*	130,471	135,211	265,682

* All goodwill and intangibles on our balance sheet are included in the branded segment.
The following table reconciles the segment operating income to the consolidated income before provision for income taxes (in thousands):

	Three Months Ended
	October 1, 2011	October 2, 2010
Segment operating income	$6,698	$2,956
Unallocated interest expense	893	601
Consolidated income before taxes	$5,805	$2,355

Note J—Income Taxes
Our effective income tax rate for the three months ended October 1, 2011 was 24.0%, compared to an effective tax rate of 30.0% for the same period in the prior year and an effective tax rate of 23.6% for the fiscal year ended July 2, 2011. The decrease from the same period in the prior year is due to having a higher percentage of pre-tax earnings in foreign tax-free locations compared to earnings in the United States and foreign taxable locations. During the third quarter of fiscal year 2011, we further developed our tax planning strategies, allowing us to keep more profits in Honduras, a tax-free zone, thereby reducing our overall effective tax rate.
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

Note K—Derivatives and Fair Value Measurements
From time to time, we may use interest rate swaps or other instruments to manage our interest rate exposure and reduce the impact of future interest rate changes. These financial instruments are not used for trading or speculative purposes.
We include all derivative instruments at fair value in our Condensed Consolidated Balance Sheets. For derivatives designated as

DELTA APPAREL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(CONTINUED)

cash flow hedges, to the extent effective, we recognize the changes in fair value in accumulated other comprehensive income (loss) until the hedged item is recognized in income. Any ineffectiveness in the hedge is recognized immediately in income in the line item that is consistent with the nature of the hedged risk. We formally document all relationships between hedging instruments and hedged items, as well as risk management objectives and strategies for undertaking various hedge transactions, at the inception of the transactions.
We are exposed to counterparty credit risks on all derivatives. Because these amounts are recorded at fair value, the full amount of our exposure is the carrying value of these instruments. We only enter into derivative transactions with well established institutions and therefore we believe the counterparty credit risk is minimal.
On August 2, 2011, we entered into three separate interest rate swap agreements, effectively converting $30 million of floating rate debt under our credit facility to fixed obligations at available LIBOR rates. The $15 million interest rate swap agreement that had been entered into on March 1, 2010 matured on September 1, 2011.
The outstanding financial instruments as of October 1, 2011 are as follows:

	Effective Date	Notional Amount	LIBOR Rate	Maturity Date
Interest Rate Swap	September 1, 2011	$10 million	0.7650%	September 1, 2013
Interest Rate Swap	September 1, 2011	$10 million	0.9025%	March 1, 2014
Interest Rate Swap	September 1, 2011	$10 million	1.0700%	September 1, 2014
These agreements have been designated and qualify as cash flow hedging instruments and, as such changes in the fair value are recorded in accumulated other comprehensive income/loss to the extent the agreements are effective hedges.
The following table summarizes the fair value and presentation in the consolidated balance sheets for derivatives as of October 1, 2011 and July 2, 2011 (in thousands):

	October 1, 2011	July 2, 2011
Accrued expenses	$—	$22
Deferred tax liabilities	(84)	(8)
Other liabilities	218	—
Accumulated other comprehensive loss	$134	$14
Changes in the derivative’s fair value is deferred and recorded as a component of accumulated other comprehensive loss (“AOCL”) until the underlying transaction is recorded. When the hedged item affects income, gains or losses are reclassified from AOCL to the Condensed Consolidated Statements of Operations as interest income/expense. Any ineffectiveness in our hedging relationships, which currently is de minimis, would be recognized immediately in the Condensed Consolidated Statement of Operations. The change in fair value recognized in accumulated other comprehensive loss resulted in a loss, net of taxes, of $0.1 million and $13 thousand for the three months ended October 1, 2011 and October 2, 2010, respectively.
Assets and liabilities measured at fair value are grouped in three levels. The levels prioritize the inputs used to measure the fair value of the assets or liabilities. These levels are:

◦	Level 1 – Quoted prices (unadjusted) in active markets for identical assets or liabilities.

◦
Level 2 – Inputs other than quoted prices that are observable for assets and liabilities, either directly or indirectly. These inputs include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are less active.

◦
Level 3 – Unobservable inputs that are supported by little or no market activity for assets or liabilities and includes certain pricing models, discounted cash flow methodologies and similar techniques.

The following financial liabilities are measured at fair value on a recurring basis (in thousands):

DELTA APPAREL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(CONTINUED)

	Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Period Ended	Total	(Level 1)	(Level 2)	(Level 3)
Interest Rate Swaps
October 1, 2011	$218	—	$218	—
July 2, 2011	$22	—	$22	—
The fair value of the interest rate swap agreements was derived from discounted cash flow analysis based on the terms of the contract and the forward interest rate curve adjusted for our credit risk, which fall in level 2 of the fair value hierarchy.
We use the projected cash flows, discounted as necessary, to remeasure the fair value of the contingent consideration for Art Gun at the end of each reporting period. Accordingly, the fair value measurement for contingent consideration falls in level 3 of the fair value hierarchy. The fair value of contingent consideration for Art Gun was determined to be de minimis as of October 1, 2011 and July 2, 2011.

Note L—Legal Proceedings
We are party to various legal claims, actions and complaints arising from time to time in the normal course of business. While litigation is subject to inherent uncertainties, we currently believe that, due to legal defenses, insurance arrangements, and indemnification provisions with parties believed to be financially capable, such actions, individually and in the aggregate, should not have a material effect on our operations, financial condition, or liquidity.

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

Note N—Repurchase of Common Stock
On August 17, 2011, our Board of Directors approved a $5 million increase in our Stock Repurchase Program, bringing the total amount authorized to $20.0 million. During the three months ended October 1, 2011, we purchased 92,756 shares of our common stock for a total cost of $1.5 million. Since the inception of the Stock Repurchase Program, we have purchased 1,294,283 shares of our common stock for an aggregate of $13.0 million. All purchases were made at the discretion of our management. As of October 1, 2011, $7.0 million remained available for future purchases under our Stock Repurchase Program, which does not have an expiration date.
The following table summarizes the purchases of our common stock for the quarter ended October 1, 2011:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Dollar Value of Shares that May Yet Be Purchased Under the Plans
July 3 to August 6, 2011	—	$—	—	$8.4 million
August 7 to September 3, 2011	33,852	$15.82	33,852	$7.9 million
September 4 to October 1, 2011	58,904	$15.68	58,904	$7.0 million
Total	92,756	$15.73	92,756	$7.0 million

Note O—License Agreements
We have entered into license agreements that provide for royalty payments on net sales of licensed products as set forth in the

DELTA APPAREL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(CONTINUED)

agreements. These license agreements are within our branded segment. We have incurred royalty expense (included in selling, general and administrative expenses) of approximately $5.5 million and $3.9 million for the first quarter of fiscal years 2012 and 2011, respectively.
Based on minimum sales requirements, future minimum royalty payments required under these existing license agreements are (in thousands):

Fiscal Year	Amount
2012	$1,329
2013	1,877
2014	1,827
2015	1,524
2016	629
$7,186

Note P—Goodwill and Intangible Assets
Components of intangible assets consist of the following (in thousands):

	October 1, 2011			July 2, 2011
	Cost	Accumulated Amortization	Net Value	Cost	Accumulated Amortization	Net Value	Economic Life

Goodwill	$17,424	$(612)	$16,812	$17,424	$(612)	$16,812	N/A

Intangibles:
Tradename/trademarks	1,530	(469)	1,061	1,530	(450)	1,080	20 yrs
Customer relationships	7,220	(2,215)	5,005	7,220	(2,124)	5,096	20 yrs
Technology	1,220	(215)	1,005	1,220	(185)	1,035	10 yrs
Non-compete agreements	517	(335)	182	517	(323)	194	4 – 8.5 yrs
Total intangibles	10,487	(3,234)	7,253	10,487	(3,082)	7,405
Amortization expense for intangible assets was $0.2 million for the quarter ended October 1, 2011 and $0.6 million for the fiscal year ended July 2, 2011. Amortization expense is estimated to be approximately $0.6 million each for fiscal years 2012, 2013, 2014, 2015 and 2016.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements
The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by or on behalf of the Company. We may from time to time make written or oral statements that are “forward-looking,” including statements contained in this report and other filings with the SEC in our press releases, in oral statements, and in other reports to our shareholders. All statements, other than statements of historical fact, which address activities, events or developments that we expect or anticipate will or may occur in the future are forward-looking statements. The words “estimate”, “project”, “forecast”, “anticipate”, “expect”, “intend”, “believe” and similar expressions, and discussions of strategy or intentions, are intended to identify forward-looking statements.
The forward-looking statements in this Form 10-Q are based on our expectations and are necessarily dependent upon assumptions, estimates and data that we believe are reasonable and accurate but may be incorrect, incomplete or imprecise. Forward-looking statements are also subject to a number of business risks and uncertainties, any of which could cause actual results to differ materially from those set forth in or implied by the forward-looking statements. The risks and uncertainties include, among others:

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
A detailed discussion of significant risk factors that have the potential to cause actual results to differ materially from our expectations is described under the subheading “Risk Factors” in our Form 10-K for our fiscal year ended July 2, 2011 filed with the SEC and are beyond our control. Any forward-looking statements in this Form 10-Q do not purport to be predictions of future events or circumstances and may not be realized. Any forward-looking statements are made only as of the date of this Form 10-Q and we do not undertake publicly to update or revise the forward-looking statements even if it becomes clear that any projected results will not be realized.
The risks described in our Form 10-K for our fiscal year ended July 2, 2011 and in this Form 10-Q are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect the our business, financial condition, and/or operating results.

Business Outlook
We achieved all-time record sales and earnings in fiscal year 2011. We continued this trend in our fiscal year 2012 first quarter, with year over year sales growth of 14.5%, bringing revenue to an all-time first quarter high of $123.5 million. Earnings per diluted share increased 163.2% in the first quarter to $0.50 per share, also a record for first quarter.
We are encouraged with these results, although we recognize that we are facing several short-term challenges as we manage through the effects of high cotton prices and increased energy and transportation cost. The highest cost raw materials are expected to flow through our cost of sales in our second and third fiscal quarters of 2012, which will lower our gross margins and net profitability in those quarters. We anticipate this improving in our fourth fiscal quarter as the lower priced inventory is being sold. At this point, our forward commitment of cotton is low, which should allow us to take advantage of the current weakening in cotton prices.
The basics segment continued to build market share in the first quarter of fiscal year 2012, and we expect to maintain this growth trend as fiscal year 2012 continues. Demand for our private label programs is solid and we are gaining new customers who are looking for the high level of quality and service we can provide for these custom, decorated tees. The marketplace demand for undecorated tees is weak, and inventories at the distributor level increased significantly over the last several months. This has driven pricing on undecorated tees lower, despite the higher cost raw materials that are expected to flow through cost of sales in the upcoming quarters for much of the apparel industry. We anticipate the weakness in the market will continue at least until spring when the excess inventory levels are worked through the market.
We continue to drive improvements to lower our product costs as our manufacturing facilities achieve further efficiency gains and improvements in material utilization. We operated our manufacturing plants full during the first quarter of fiscal year 2012 and currently expect to continue operating these facilities full for the remainder of the fiscal year. However, we are monitoring the marketplace and may need to take downtime in the second half of the fiscal year to manage overall inventory levels to the market demand.
The branded segment also increased revenue during the first quarter of fiscal year 2012 and we expect the growth to continue throughout the fiscal year. Revenue growth is strong at To The Game, driven by sales of our new Salt Life® collection. Sales of our vintage tees through Junkfood were also strong as consumers enjoy the unique, creative style graphics and merchandise. We are seeing overall growth of our branded products in many of the retail channels and continue to expand the number of doors carrying our products.
Our creative talent at Delta Apparel, Inc. continues to develop merchandise that resonates well with our broad consumer base. The brands and licenses that we have acquired over the last several years continue to grow and give us a platform to ship higher value product to our retail partners and directly to consumers through our e-commerce sites. This has led us to eight consecutive years of revenue growth and we expect fiscal year 2012 to mark our ninth consecutive year of growth.

Earnings Guidance
We are maintaining our fiscal year 2012 outlook for sales and earnings. For the fiscal year ended June 30, 2012, we expect net sales to be in the range of $500 to $520 million and earnings to be in the range of $2.00 to $2.15 per diluted share.
We had a strong start to fiscal 2012 with the first quarter, but are now in our historically lowest volume quarter. Based on the momentum we are seeing with our new products, we expect year over year sales to continue to grow in the upper single digit range for the upcoming quarters. Our highest cost cotton is expected to flow through cost of sales in the December and March quarters. Based on stable selling prices, our gross margins would be expected to decline about 400 basis points from the prior year in these two quarters. After we sell through our inventory containing the higher priced cotton, we would then expect our fourth quarter margins to return to levels more in line with our first quarter. We believe we will offset some of the margin decline with lower selling, general and administrative costs. We expect our earnings will be less than prior year in our second and third fiscal quarters, but would anticipate our fourth quarter to return to earnings growth, resulting in full year earnings growth over the prior year. Although we are facing these short-term challenges, we believe the strength of our brands and products will allow us to continue to grow sales and earnings for the full 2012 fiscal year and into the future.
We continue to operate in a weak economy and face challenging conditions as we manage through the higher priced cotton and other inflationary pressures. Although we believe that we have taken these risks, as well as other factors, into consideration in determining the guidance for fiscal year 2012, the significance of the challenges, many of which are outside of our control, creates heightened risk of earnings volatility during the fiscal year.

Results of Operations
Net sales for the quarter ended October 1, 2011 were $123.5 million, an increase of 14.5% compared to the quarter ended October 2, 2010, with each business unit contributing to the organic growth. Sales within the branded segment increased 21.5% to $70.9 million for the first quarter of fiscal year 2012 compared to $58.4 million for the same period of the prior year. Sales of vintage tees through our Junkfood business, combined with the sales of our Salt Life® products were the primary drivers of the increase, with Soffe and Art Gun also contributing. The basics segment had sales of $52.6 million in the first quarter of fiscal 2012, a 6.2% increase over the prior year period. The revenue growth resulted from a 17.3% increase in average selling prices, partially offset by a 9.5% decrease in unit sales.
Gross margins improved 130 basis points during the first quarter of fiscal year 2012 compared to the same period of the prior year. The increase in gross profit as a percentage of sales was driven primarily from higher average selling prices within both the branded and basics segments as well as increased volume within our branded segment, which carries higher gross margins. Our gross margins may not be comparable to other companies because some companies include costs related to their distribution network in cost of goods sold and we exclude a portion of those costs from gross margin and instead include them in selling, general and administrative expenses.
For the quarter ended October 1, 2011, selling, general and administrative expenses were $24.6 million, or 19.9% of sales, compared to $22.9 million, or 21.2% of sales, for the quarter ended October 2, 2010. Selling, general and administrative expenses for the prior year included costs associated with the acquisition of The Cotton Exchange, expenses related to the start-up of Art Gun, and brand-marketing campaigns that were not repeated during the current year quarter.
Operating income for the first quarter of fiscal year 2012 was $6.7 million, an increase of $3.7 million from the first quarter of the prior year.
Net interest expense for the first quarter of fiscal year 2012 was $0.9 million, an increase of $0.3 million compared to the first quarter of fiscal year 2011. The increase in net interest expense was primarily from increased credit facility borrowings due to higher working capital requirements resulting from the significant rise in cotton prices as well as a slight increase in the average interest rate.
Our effective income tax rate for the three months ended October 1, 2011 was 24.0%, compared to an effective tax rate of 30.0% for the same period in the prior year, and consistent with the 23.6% effective rate for fiscal year 2011. During the third quarter of fiscal year 2011, we further developed our tax planning strategies, allowing us to keep more profits in Honduras, a tax-free zone, thereby reducing our overall effective tax rate for fiscal year 2011 and for the quarter ended October 1, 2011. We expect our fiscal year 2012 effective tax rate to be approximately 24%.
Accounts receivable as of October 1, 2011 was $66.8 million, a decrease of $10.0 million from July 2, 2011. The decrease in accounts receivable was primarily due to lower sales during the first quarter of fiscal year 2012 compared to the fourth quarter of fiscal year 2011.
Inventories totaled $186.3 million as of October 1, 2011, an increase of $27.1 million from July 2, 2011, primarily due to higher raw material costs and additional production output from our manufacturing platform as we increased capacity in these facilities during the prior fiscal year.
Capital expenditures for the first three months of fiscal year 2012 were $1.3 million compared to $1.5 million in expenditures for the first three months of fiscal year 2011. Expenditures during the fiscal year 2012 first quarter were primarily in our textile and sewing facilities. Total capital expenditures are expected to be approximately $10.0 million in fiscal year 2012, which includes about $4 to $5 million to increase textile and sewing capacity.

Liquidity and Capital Resources
Our primary cash needs are for working capital and capital expenditures, as well as to fund share repurchases under our Stock Repurchase Program. In addition, we may use cash in the future to pay dividends.
Operating Cash Flows
Operating activities used $16.6 million in cash for the first three months of fiscal year 2012 compared to $3.4 million in cash provided by operating activities in the first three months of fiscal year 2011. The decrease in operating cash flow during the fiscal year 2012 first quarter compared to the prior year period resulted primarily from higher working capital requirements necessitated by increased inventory levels primarily due to higher priced cotton. In addition, during the first quarter of fiscal year 2012, payments of employee incentive compensation associated with fiscal year 2011 were made that impacted operating cash flow.
Investing Cash Flows
Capital expenditures for the first three months of fiscal year 2012 were $1.3 million compared to $1.5 million for the first three months of the prior year. Such capital expenditures were made primarily to increase capacity and reduce overall costs in both the textile and sewing facilities. Expenditures for the first three months of the prior year were primarily related to the purchase of digital printing machines, as well as to increase capacity and lower costs in our textile facilities. In addition, during the first quarter of fiscal year 2011, we acquired The Cotton Exchange for $9.9 million (See Note M—The Cotton Exchange Acquisition).
Financing Activities
For the first three months of fiscal year 2012, cash provided by financing activities was $17.6 million compared to $7.9 million for the first three months of fiscal year 2011. The cash provided by our financing activities during the first quarter funded the higher working capital needs and the repurchase of our common stock. The cash provided by financing activities during the first three months of fiscal year 2011 was used to fund the acquisition of The Cotton Exchange, for capital expenditures and for the purchase of our common stock.
We believe that the cash flow generated by our operations and funds available under our credit facilities should be sufficient to service our debt payment requirements, satisfy our foreseeable working capital needs, and fund our planned capital expenditures and share repurchases. Any material deterioration in our results of operations, however, may result in our inability to borrow and to issue letters of credit to suppliers under our revolving credit facility, or may cause the borrowing availability under our facility to be insufficient for our needs.

Purchases By Delta Apparel Of Its Own Shares

Our Board of Directors has authorized our management to use up to $20.0 million to repurchase Delta Apparel stock in open market transactions under our Stock Repurchase Program. As of October 1, 2011, $7.0 million remained available for future purchases (See Note N—Repurchase of Common Stock).

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
The detailed Significant Accounting Policies are included in Note 2 to the Audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended July 2, 2011, and there have been no changes in those policies since the filing of that Annual Report.

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
Commodity Risk Sensitivity
On October 21, 2011, we entered into a Second Amendment to Yarn Supply Agreement (the “Second Amendment”) with Parkdale Mills, Inc. and Parkdale America, LLC (collectively "Parkdale"). The Second Amendment extended the original supply agreement with Parkdale (as previously amended, the "Supply Agreement") until March 31, 2013. In addition, certain waste factors and conversion prices used to calculate the price of yarn purchased pursuant to the Supply Agreement were amended, with the new waste factors and pricing effective on either January 1, 2012 or April 1, 2012, depending on the yarn type.
Under the Supply Agreement, we purchase from Parkdale all yarn requirements for use in our manufacturing operations, excluding yarns that Parkdale did not manufacture as of the effective date of the Supply Agreement or cannot manufacture due to temporary capacity constraints. The purchase price of yarn is based upon the cost of cotton plus a fixed conversion cost. Thus, we are subject to the commodity risk of cotton prices and cotton price movements, which could result in unfavorable yarn pricing for us. We fix the cotton prices as a component of the purchase price of yarn, pursuant to the Supply Agreement, in advance of the shipment of finished yarn from Parkdale. Prices are set according to prevailing prices, as reported by the New York Cotton Exchange, at the time we elect to fix specific cotton prices.
Yarn with respect to which we had fixed cotton prices at October 1, 2011 was valued at $30.4 million, and was scheduled for delivery between October 2011 and December 2011. At October 1, 2011, a 10% decline in our underlying fixed cotton price in yarn would have had a negative impact of approximately $2.4 million on the value of the yarn. At July 2, 2011, a 10% decline in our underlying fixed cotton price in yarn would have had a negative impact of approximately $5.1 million on the value of the yarn. The impact of a 10% decline in the market price of the cotton covered by our fixed price yarn would have been lower at October 1, 2011 compared to July 2, 2011 due primarily to lower commitments at October 1, 2011 compared to July 2, 2011.
We may use derivatives, including cotton option contracts, to manage our exposure to movements in commodity prices. We do not designate our cotton option contracts as hedge instruments upon inception. Accordingly, we mark to market changes in the fair market value of the options in cost of sales in the statements of operations. We did not own any cotton option contracts on October 1, 2011.
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

Interest Rate Sensitivity
Our U.S. revolving credit facility provides that the outstanding amounts owed shall bear interest at variable rates. If the amount of outstanding indebtedness at October 1, 2011 under the revolving credit facility had been outstanding during the entire three months ended October 1, 2011, and the interest rate on this outstanding indebtedness were increased by 100 basis points, our interest expense would have increased by approximately $0.2 million, or 18.1% of actual interest expense, during the quarter. This compares to what would have been an increase of $0.7 million, or 29.0% of actual interest expense, for fiscal year 2011, or an average of $0.2 million per quarter, based on the outstanding indebtedness at July 2, 2011. Although the dollar amount of the increase is consistent between the first quarter of fiscal year 2012 and the quarterly average during fiscal year 2011, the lower percentage increase in the first quarter of fiscal year 2012 is due to the actual interest expense in the quarter being higher than the quarterly average interest expense in fiscal year 2011. The actual change in interest expense resulting from a change in interest rates would depend on the magnitude of the increase in rates and the average principal balance outstanding.
Derivatives
From time to time, we may use interest rate swaps or other instruments to manage our interest rate exposure and reduce the impact of future interest rate changes as described in Note K—Derivatives and Fair Value Measurements.

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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of October 1, 2011 and, based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures were effective at the evaluation date.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting during the first quarter of fiscal year 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings
See Note L—Legal Proceedings in Item 1, which is incorporated herein by reference.

Item 1A. Risk Factors
As of October 1, 2011, there have been no material changes to the risk factors set forth in our Form 10-K for our fiscal year ended July 2, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(c) Repurchases of Common Stock
See Note N—Repurchase of Common Stock and Note E—Debt, in Item 1, which is incorporated herein by reference.

Item 6.	Exhibits
Exhibits

10.1	Form of Restricted Stock Unit and Performance Unit Award Agreement Under the Delta Apparel, Inc. 2010 Stock Plan

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DELTA APPAREL, INC. (Registrant)
Date	November 2, 2011	By:	/s/ Deborah H. Merrill
Deborah H. Merrill Vice President, Chief Financial Officer and Treasurer