Form 10-Q
period 2011-12-31
DELTA APPAREL, INC
filed 2012-02-07
CIK 1101396

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2011
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
Yes ☐ No ☑
As of February 2, 2012, there were outstanding 8,450,125 shares of the registrant’s common stock, par value of $0.01 per share, which is the only class of outstanding common or voting stock of the registrant.

PART 1.	FINANCIAL INFORMATION

Item 1.	Financial Statements

Delta Apparel, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Amounts in thousands, except share amounts and per share data)
(Unaudited)

	December 31, 2011	July 2, 2011
Assets
Current assets:
Cash and cash equivalents	$355	$656
Accounts receivable, net	51,389	76,821
Inventories, net	182,917	159,209
Income tax receivable	6,736	—
Prepaid expenses and other current assets	4,869	4,059
Deferred income taxes	4,810	2,931
Total current assets	251,076	243,676

Property, plant and equipment, net	39,427	39,756
Goodwill	16,812	16,812
Intangibles, net	7,101	7,405
Other assets	3,912	4,216
Total assets	$318,328	$311,865
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$46,508	$55,554
Accrued expenses	15,634	23,708
Income tax payable	—	969
Current portion of long-term debt	3,286	2,799
Total current liabilities	65,428	83,030

Long-term debt, less current maturities	117,222	83,974
Deferred income taxes	3,583	2,877
Other liabilities	147	19
Total liabilities	186,380	169,900

Commitments and contingencies	—	—

Shareholders’ equity:
Preferred stock—$0.01 par value, 2,000,000 shares authorized, none issued and outstanding	—	—
Common stock —$0.01 par value, 15,000,000 shares authorized, 9,646,972 shares issued, and 8,450,125 and 8,421,863 shares outstanding as of December 31, 2011 and July 2, 2011, respectively	96	96
Additional paid-in capital	59,681	59,750
Retained earnings	84,095	93,277
Accumulated other comprehensive loss	(81)	(14)
Treasury stock —1,196,847 and 1,225,109 shares as of December 31, 2011 and July 2, 2011, respectively	(11,843)	(11,144)
Total shareholders’ equity	131,948	141,965
Total liabilities and shareholders’ equity	$318,328	$311,865
See accompanying Notes to Condensed Consolidated Financial Statements.

Delta Apparel, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31, 2011	January 1, 2011	December 31, 2011	January 1, 2011
Net sales	$105,486	$104,722	$229,009	$212,639
Cost of goods sold	105,345	82,844	197,613	164,851
Gross profit	141	21,878	31,396	47,788

Selling, general and administrative expenses	20,182	20,076	44,744	42,971
Change in fair value of contingent consideration	—	(1,530)	—	(1,530)
Goodwill impairment charge	—	612	—	612
Other (income) expense, net	(52)	95	(59)	152
Operating (loss) income	(19,989)	2,625	(13,289)	5,583

Interest expense, net	992	601	1,885	1,202
(Loss) income before (benefit) provision for income taxes	(20,981)	2,024	(15,174)	4,381

(Benefit) provision for income taxes	(7,389)	608	(5,996)	1,315
Net (loss) income	$(13,592)	$1,416	$(9,178)	$3,066

Basic (loss) earnings per share	$(1.61)	$0.17	$(1.09)	$0.36
Diluted (loss) earnings per share	$(1.61)	$0.16	$(1.09)	$0.35

Weighted average number of shares outstanding	8,465	8,500	8,458	8,512
Dilutive effect of stock options	—	256	—	257
Weighted average number of shares assuming dilution	8,465	8,756	8,458	8,769

See accompanying Notes to Condensed Consolidated Financial Statements.

Delta Apparel, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	Six Months Ended
	December 31, 2011	January 1, 2011
Operating activities:
Net (loss) income	$(9,178)	$3,066
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,642	3,573
Amortization of deferred financing fees	180	140
Excess tax benefits from exercise of stock options	(529)	(100)
(Benefit from) provision for deferred income taxes	(1,173)	794
Loss on disposal of property and equipment	45	65
Non-cash stock compensation	1,043	456
Change in the fair value of contingent consideration	—	(1,530)
Goodwill impairment charge	—	612
Inventory write down	16,195	—
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	25,432	11,615
Inventories	(39,904)	(21,605)
Prepaid expenses and other current assets	(811)	(1,164)
Income taxes	(7,176)	(2,074)
Other non-current assets	124	1
Accounts payable	(9,046)	6,699
Accrued expenses	(8,073)	(2,774)
Other liabilities	61	(80)
Net cash used in operating activities	(29,168)	(2,306)

Investing activities:
Purchases of property and equipment, net	(3,054)	(3,804)
Cash paid for business, net of cash acquired	—	(9,884)
Net cash used in investing activities	(3,054)	(13,688)

Financing activities:
Proceeds from long-term debt	302,878	246,401
Repayment of long-term debt	(269,143)	(230,081)
Repurchase of common stock	(2,289)	(1,060)
Cash used, net of proceeds, from net settlement exercise of stock options	(54)	217
Excess tax benefits from exercise of stock options	529	100
Net cash provided by financing activities	31,921	15,577
Net decrease in cash and cash equivalents	(301)	(417)
Cash and cash equivalents at beginning of period	656	687
Cash and cash equivalents at end of period	$355	$270
Supplemental cash flow information:
Cash paid for interest	$929	$1,017
Cash paid for income taxes	$2,308	$2,611
Non-cash financing activity—issuance of common stock	$142	$98
See accompanying Notes to Condensed Consolidated Financial Statements.

DELTA APPAREL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note A—Basis of Presentation
We prepared the accompanying interim condensed consolidated financial statements in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. We believe these condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation. Operating results for the three and six months ended December 31, 2011 are not necessarily indicative of the results that may be expected for our fiscal year ending June 30, 2012. Although our various product lines are sold on a year-round basis, the demand for specific products or styles reflects some seasonality, with sales in our fourth fiscal quarter generally being the highest and sales in our second fiscal quarter generally being the lowest. For more information regarding our results of operations and financial position, refer to the consolidated financial statements and footnotes included in our Form 10-K for our fiscal year ended July 2, 2011, filed with the Securities and Exchange Commission (“SEC”).
“Delta Apparel”, the “Company”, and “we”, “us” and “our” are used interchangeably to refer to Delta Apparel, Inc. together with our domestic wholly-owned subsidiaries, M.J. Soffe, LLC (“Soffe”), Junkfood Clothing Company (“Junkfood”), To The Game, LLC (“To The Game”), TCX, LLC ("TCX") which was merged into Soffe effective January 1, 2012 (See Note M, The Cotton Exchange Acquisition in Item 1), Art Gun, LLC (“Art Gun”) and our international subsidiaries, as appropriate to the context.
We have made certain reclassifications to the presentation of the prior year results in order to conform to the current year presentation. In our Condensed Consolidated Statement of Cash Flows for the six months ended January 1, 2011, we reclassified the amount of amortization expense associated with our deferred financing costs as well as the amount of excess tax benefits from the exercise of stock options. These reclassifications had no impact on our results of operations or financial position.
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

Note C—New Accounting Standards
In December 2010, the Financial Accounting Standards Board ("FASB"), issued Accounting Standards Update, ("ASU"), 2010-28, Intangibles - Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (“ASU 2010-28”).  ASU 2010-28 modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts.  For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists.  In determining whether it is more likely than not that a goodwill impairment exists, an entity must consider whether there are any adverse qualitative factors indicating an impairment may exist.  ASU 2010-28 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010.  ASU 2010-28 was adopted on July 3, 2011, and the adoption had no impact on our financial statements.
In December 2010, the FASB issued ASU No. 2010-29, Business Combinations (Topic 805) - Disclosure of Supplementary Pro Forma Information for Business Combinations (“ASU 2010-29”). This standard update clarifies that, when presenting comparative financial statements, SEC registrants should disclose revenue and earnings of the combined entity as though the current period business combinations had occurred as of the beginning of the comparable prior annual reporting period only. The update also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. ASU 2010-29 is effective prospectively for material (either on an individual or aggregate basis) business combinations entered into in fiscal years beginning on or after December 15, 2010, with early adoption permitted. We adopted ASU 2010-29 on July 3, 2011.

DELTA APPAREL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(CONTINUED)

We expect that ASU 2010-29 may impact our disclosures for any future business combinations.
In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820) - Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS ("ASU 2011-04"). The new guidance results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between accounting principles generally accepted in the United States ("U.S. GAAP") and International Financial Reporting Standards ("IFRS"). Additional disclosure requirements in ASU 2011-04 include: (a) for Level 3 fair value measurements, quantitative information about unobservable inputs used, a description of the valuation processes used, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs; (b) for the use of a nonfinancial asset that is different from the asset’s highest and best use, the reason for the difference; (c) for financial instruments not measured at fair value but for which disclosure of fair value is required, the fair value hierarchy level in which the fair value measurements were determined; and (d) the disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy. ASU 2011-04 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and applied on a prospective basis. ASU 2011-04 is therefore effective for our fiscal year ending June 29, 2013 and we are currently evaluating the impact on our financial statements.
In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220) - Presentation of Comprehensive Income("ASU 2011-05"). This new guidances gives companies two choices on how to present items of net income, items of other comprehensive income and total comprehensive income: Companies can create one continuous statement of comprehensive income or two separate consecutive statements. Other comprehensive income will no longer be allowed to be presented solely in the statement of stockholders' equity. Earnings per share would continue to be based on net income. ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and applied on a retrospective basis. ASU 2011-05 is therefore effective for our fiscal year ending June 29, 2013, and we do not expect the adoption to have a material effect on our financial position.
In September 2011, the FASB issued 2011-08, Intangibles - Goodwill and Other (Topic 350), Testing Goodwill for Impairment. The Board decided to simplify how companies are required to test goodwill for impairment. Companies now have the option to first assess qualitative factors to determine whether it is more likely than not (likelihood of more than 50%) that the fair value of a reporting unit is less than its carrying amount. If after considering the totality of events and circumstances a company determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it will not have to perform the two-step impairment test. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. If a company has not yet issued their financial statements for the most recent annual or interim period, the company may choose to perform the qualitative assessment. ASU 2011-08 will be effective for our fiscal year ending June 29, 2013, and we are currently evaluating the impact on our financial statements.

Note D—Inventories
Inventories, net of reserves, consist of the following (in thousands):

	December 31, 2011	July 2, 2011
Raw materials	$21,861	$20,970
Work in process	41,953	34,599
Finished goods	119,103	103,640
	$182,917	$159,209
Raw materials include finished yarn and direct materials for the basics segment and include direct embellishment materials and undecorated garments and headwear for the branded segment. We regularly review inventory quantities on hand and record reserves for obsolescence, excess quantities, irregulars and slow moving inventory based on historical selling prices, current market conditions, and forecasted product demand to reduce inventory to its net realizable value. During the fiscal 2012 second quarter, selling prices declined in basic, undecorated tees while high cost cotton remained in our inventory costs. We determined we would not be able to recover our cost of inventory based on this selling price decline. As such, we recorded a markdown of inventory, including firm purchase commitments, of $16.2 million in the quarter ended December 31, 2012.
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
At December 31, 2011, we had $109.7 million outstanding under our credit facility at an average interest rate of 2.2% and had the ability to borrow an additional $28.2 million. Our credit facility includes the financial covenant that if the amount of availability falls below an amount equal to 12.5% of the lesser of the borrowing base or $145 million, our Fixed Charge Coverage Ratio (“FCCR”) (as defined in the Amended Loan Agreement) for the preceding 12-month period must not be less than 1.1 to 1.0. At December 31, 2011, our availability exceeded the requirements in the financial covenant and there was $11.8 million of retained earnings free of restrictions to make cash dividends or stock repurchases.
The credit facility contains a subjective acceleration clause and a “springing” lockbox arrangement (as defined in Accounting Standards Codification 470 ("ASC 470"), Debt), whereby remittances from customers will be forwarded to our general bank account and will not reduce the outstanding debt until and unless a specified event or an event of default occurs. Pursuant to ASC 470, we classify borrowings under the facility as non-current debt.
In March 2011, we extinguished our existing debt with Banco Ficohsa, a Honduran bank, and entered into a new credit facility with Banco Ficohsa. As of December 31, 2011, we had $5.8 million outstanding on the installment portion of this loan and $5.0 million outstanding under the revolving portion of the agreement. The new revolving Honduran debt, by its nature, is not long-term as it requires scheduled payments each six months. However, as the agreement permits us to re-borrow funds up to the amount repaid, subject to certain objective covenants, and we intend to re-borrow funds, subject to the objective criteria, the amounts have been classified as long-term debt.

Note F—Selling, General and Administrative Expense
We include in selling, general and administrative expenses costs incurred subsequent to the receipt of finished goods at our distribution facilities, such as the cost of stocking, warehousing, picking and packing, and shipping goods for delivery to our customers. Distribution costs included in selling, general and administrative expenses totaled $3.8 million and $3.4 million for the second quarter of fiscal years 2012 and 2011, respectively. Distribution costs included in selling, general and administrative expenses totaled $7.6 million and $7.0 million for the first six months of fiscal years 2012 and 2011, respectively. In addition, selling, general and administrative expenses include costs related to sales associates, administrative personnel cost, advertising and marketing expenses, royalty payments on licensed products and other general and administrative expenses.

Note G—Stock Options and Incentive Stock Awards
On November 11, 2010, the shareholders of the Company approved the Delta Apparel, Inc. 2010 Stock Plan (“2010 Stock Plan”). We will not be granting additional awards under either the Delta Apparel Stock Option Plan or the Delta Apparel Incentive Stock Award Plan. Instead, all future stock awards will be granted under the 2010 Stock Plan. The aggregate number of shares of common stock that may be delivered under the 2010 Stock Plan is 500,000 plus any shares of common stock subject to outstanding awards under the prior plans that are subsequently forfeited or terminated for any reason before being exercised. We expense stock compensation costs in the cost of sales and selling, general and administrative expense line items of our Condensed Consolidated Statements of Operations over the vesting periods of each grant.
Delta Apparel, Inc. 2010 Stock Plan (“2010 Stock Plan”)
For the three and six months ended December 31, 2011, we expensed $0.3 million and $0.8 million, respectively, in connection with outstanding awards made under the 2010 Stock Plan. As of December 31, 2011 there was $2.2 million of total unrecognized compensation cost related to non-vested awards granted under the 2010 Stock Plan. This cost is expected to be recognized over a period of 1.67 years. During the quarter ended December 31, 2011, no stock awards were granted under the 2010 Stock Plan.
Delta Apparel Stock Option Plan (“Option Plan”)
We expensed $43 thousand and $59 thousand during the second quarter of fiscal years 2012 and 2011, respectively, in connection with our Option Plan. We expensed $0.1 million in each of the first six-month periods of fiscal years 2011 and 2012. As of December 31, 2011, there was $0.1 million of total unrecognized compensation cost related to non-vested stock options under the Option Plan, which is expected to be recognized over a period of 0.50 years. During the quarter ended December 31, 2011, vested

DELTA APPAREL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(CONTINUED)

options representing 23,333 shares of our common stock were exercised, and the shares issued, in accordance with their respective agreements.
Delta Apparel Incentive Stock Award Plan (“Award Plan”)
All awards granted under the Award Plan have vested and been exercised, and no awards remain outstanding. As such, no expense was recognized during the second quarter of fiscal year 2012. During the second quarter of fiscal year 2011 we expensed $0.2 million in connection with the Award Plan. During the first six months of fiscal years 2012 and 2011 we expensed $0.1 million and $0.7 million, respectively.

Note H—Purchase Contracts
We have entered into agreements, and have fixed prices, to purchase yarn, natural gas, finished fabric, finished apparel and headwear products. At December 31, 2011, minimum payments under these contracts were as follows (in thousands):

Yarn	$16,853
Natural gas	772
Finished fabric	2,329
Finished products	18,419
$38,373

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
Information about our operations as of and for the three and six months ended December 31, 2011 and January 1, 2011, by operating segment, is as follows (in thousands):

DELTA APPAREL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(CONTINUED)

	Basics	Branded	Consolidated
Three months ended December 31, 2011:
Net sales	$57,555	$47,931	$105,486
Segment operating loss	(18,692)	(1,297)	(19,989)
Segment assets*	171,336	146,992	318,328

Three months ended January 1, 2011:
Net sales	$56,228	$48,494	$104,722
Segment operating income	1,370	1,255	2,625
Segment assets*	138,121	135,438	273,559

* All goodwill and intangibles on our balance sheet are included in the branded segment.

	Basics	Branded	Consolidated
Six months ended December 31, 2011
Net sales	$110,152	$118,857	$229,009
Segment operating (loss) income	(17,108)	3,819	(13,289)

Six months ended January 1, 2011
Net sales	$105,769	$106,870	$212,639
Segment operating income	1,521	4,062	5,583
The following table reconciles the segment operating income to the consolidated income before provision for income taxes (in thousands):

	Three Months Ended		Six Months Ended
	December 31, 2011	January 1, 2011	December 31, 2011	January 1, 2011
Segment operating (loss) income	$(19,989)	$2,625	$(13,289)	$5,583
Unallocated interest expense	992	601	1,885	1,202
Consolidated (loss) income before taxes	$(20,981)	$2,024	$(15,174)	$4,381

Note J—Income Taxes
We had an effective income tax benefit of 39.5% for the six months ended December 31, 2011 compared to an effective tax provision of 30.0% for the same period in the prior year and an effective tax provision of 23.6% for the fiscal year ended July 2, 2011. During the second quarter of fiscal year 2012, we recorded a $16.2 million writedown of our inventory value. We accounted for this one-time adjustment as a discrete item for tax provision purposes, thereby creating an income tax benefit in the second quarter and first six months of fiscal 2012. Excluding the effect of this discrete item, the effective tax rate on normal operations for the six months ending December 31, 2011 was 24.0% and we anticipate the effective tax rate for the third and fourth quarters of fiscal 2012 to approximate 24.0%. During the third quarter of fiscal year 2011, we further developed our tax planning strategies, allowing us to keep more profits in Honduras, a tax-free zone, thereby reducing our overall effective tax rate on a prospective basis.
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
On August 2, 2011, we entered into three separate interest rate swap agreements, effectively converting $30 million of floating

DELTA APPAREL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(CONTINUED)

rate debt under our U.S. revolving credit facility to fixed obligations at available LIBOR rates. The $15 million interest rate swap agreement that had been entered into on March 1, 2010 matured on September 1, 2011.
The outstanding financial instruments as of December 31, 2011 are as follows:

	Effective Date	Notional Amount	Fixed LIBOR Rate	Maturity Date
Interest Rate Swap	September 1, 2011	$10 million	0.7650%	September 1, 2013
Interest Rate Swap	September 1, 2011	$10 million	0.9025%	March 1, 2014
Interest Rate Swap	September 1, 2011	$10 million	1.0700%	September 1, 2014
These agreements have been designated and qualify as cash flow hedging instruments and, as such, changes in the fair value are recorded in accumulated other comprehensive income/loss to the extent the agreements are effective hedges.
The following table summarizes the fair value and presentation in the Condensed Consolidated Balance Sheets for derivatives as of December 31, 2011 and July 2, 2011 (in thousands):

	December 31, 2011	July 2, 2011
Accrued expenses	$—	$22
Deferred tax liabilities	(51)	(8)
Other liabilities	132	—
Accumulated other comprehensive loss	$81	$14
Changes in the derivative’s fair value are deferred and recorded as a component of accumulated other comprehensive loss (“AOCL”) until the underlying transaction is recorded. When the hedged item affects income, gains or losses are reclassified from AOCL to the Condensed Consolidated Statements of Operations as interest income/expense. Any ineffectiveness in our hedging relationships, which currently is de minimis, would be recognized immediately in the Condensed Consolidated Statement of Operations. The change in fair value recognized in accumulated other comprehensive loss resulted in a loss, net of taxes, of $67 thousand and $29 thousand for the six months ended December 31, 2011 and January 1, 2011, respectively.
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

The following financial liabilities are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Period Ended	Total	(Level 1)	(Level 2)	(Level 3)
Interest Rate Swaps
December 31, 2011	$132	—	$132	—
July 2, 2011	$22	—	$22	—
The fair value of the interest rate swap agreements was derived from discounted cash flow analysis based on the terms of the contract and the forward interest rate curve adjusted for our credit risk, which fall in level 2 of the fair value hierarchy.
We use the projected cash flows, discounted as necessary, to remeasure the fair value of the contingent consideration for Art Gun at the end of each reporting period. Accordingly, the fair value measurement for contingent consideration falls in level 3 of the fair value hierarchy. The fair value of contingent consideration for Art Gun was determined to be de minimis as of December 31, 2011 and July 2, 2011.

DELTA APPAREL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(CONTINUED)

Note L—Legal Proceedings
We are party to various legal claims, actions and complaints arising from time to time in the normal course of business. While litigation is subject to inherent uncertainties, we currently believe that, due to legal defenses, insurance arrangements, and indemnification provisions with parties believed to be financially capable, such actions, individually and in the aggregate, will not have a material effect on our operations, financial condition, or liquidity.

Note M—The Cotton Exchange Acquisition
On June 11, 2010, we formed a new North Carolina limited liability company, TCX, LLC, as a wholly-owned subsidiary of M.J. Soffe, LLC. Pursuant to an Asset Purchase Agreement dated July 5, 2010, on July 12, 2010, TCX acquired substantially all of the net assets of HPM Apparel, Inc. d/b/a The Cotton Exchange, including accounts receivable, inventory, and fixed assets, and assumed certain liabilities. The total purchase price, which included a post-closing working capital adjustment, was $9.9 million. In fiscal year 2011, we finalized the valuation for the assets acquired and liabilities assumed and determined the final allocation of the purchase price. No goodwill or other intangible assets were recorded in conjunction with the acquisition of The Cotton Exchange. Effective January 1, 2012, TCX was merged into its parent entity M.J. Soffe, LLC for reasons of corporate simplification and no longer exists as a separate entity. The Cotton Exchange will continue to operate as the bookstore division of Soffe.

Note N—Repurchase of Common Stock
On August 17, 2011, our Board of Directors approved a $5 million increase in our Stock Repurchase Program, bringing the total amount authorized to $20.0 million. During the three months ended December 31, 2011, we purchased 49,948 shares of our common stock for a total cost of $0.9 million. During the six months ended December 31, 2011, we purchased 142,704 shares of our common stock for a total cost of $2.3 million, Since the inception of the Stock Repurchase Program, we have purchased 1,344,231 shares of our common stock for an aggregate of $13.9 million. All purchases were made at the discretion of our management and pursuant to the safe harbor provisions of SEC Rule 10b-18. As of December 31, 2011, $6.1 million remained available for future purchases under our Stock Repurchase Program, which does not have an expiration date.
The following table summarizes the purchases of our common stock for the quarter ended December 31, 2011:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Dollar Value of Shares that May Yet Be Purchased Under the Plans
October 2 to November 5, 2011	19,838	$16.47	19,838	$6.6 million
November 6 to December 3, 2011	29,610	$16.68	29,610	$6.1 million
December 4 to December 31, 2011	500	$17.02	500	$6.1 million
Total	49,948	$16.60	49,948	$6.1 million

Note O—License Agreements
We have entered into license agreements that provide for royalty payments on net sales of licensed products as set forth in the agreements. These license agreements are within our branded segment. We have incurred royalty expense (included in selling, general and administrative expenses) of approximately $3.3 million and $3.2 million for the second quarter of fiscal years 2012 and 2011, respectively. Royalty expense for the first six months of fiscal years 2012 and 2011 was approximately $8.8 million and $7.2 million, respectively
At December 31, 2011, based on minimum sales requirements, future minimum royalty payments required under these existing license agreements were as follows (in thousands):

Fiscal Year	Amount
2012	$1,068
2013	2,110
2014	1,846
2015	1,529
2016	644
$7,197

DELTA APPAREL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(CONTINUED)

Note P—Goodwill and Intangible Assets
Components of intangible assets consist of the following (in thousands):

	December 31, 2011			July 2, 2011
	Cost	Accumulated Amortization	Net Value	Cost	Accumulated Amortization	Net Value	Economic Life

Goodwill	$17,424	$(612)	$16,812	$17,424	$(612)	$16,812	N/A

Intangibles:
Tradename/trademarks	1,530	(488)	1,042	1,530	(450)	1,080	20 yrs
Customer relationships	7,220	(2,305)	4,915	7,220	(2,124)	5,096	20 yrs
Technology	1,220	(246)	974	1,220	(185)	1,035	10 yrs
Non-compete agreements	517	(347)	170	517	(323)	194	4 – 8.5 yrs
Total intangibles	10,487	(3,386)	7,101	10,487	(3,082)	7,405
Amortization expense for intangible assets was $.1 million and $.3 million for the three months ended and for the six months ended December 31, 2011 respectively, and $0.6 million for the fiscal year ended July 2, 2011. Amortization expense is estimated to be approximately $0.6 million each for fiscal years 2012, 2013, 2014, 2015 and 2016.

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

A detailed discussion of significant risk factors that have the potential to cause actual results to differ materially from our expectations is described under the subheading “Risk Factors” in our Form 10-K for our fiscal year ended July 2, 2011, filed with the SEC and are beyond our control. Any forward-looking statements in this Form 10-Q do not purport to be predictions of future events or circumstances and may not be realized. Any forward-looking statements are made only as of the date of this Form 10-Q and we do not undertake publicly to update or revise the forward-looking statements even if it becomes clear that any projected results will not be realized.
The risks described in our Form 10-K for our fiscal year ended July 2, 2011, and in this Form 10-Q are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect the our business, financial condition, and/or operating results.

Business Outlook
We faced some unique challenges during the second quarter of fiscal year 2012 as the effect of higher cotton costs in our inventory began to impact earnings. A challenge faced in times of volatile raw material costs and other inflationary pressures is the market's and consumer's willingness to accept apparel price increases, especially on basic, undecorated tee shirts. As cotton futures declined and demand weakened, selling prices on basic tees declined significantly, impacting our Delta Catalog business by $3.2 million during the quarter ended December 31, 2011. In addition, we recorded a $16.2 million one-time markdown in value on the inventory in this business. As a result of the markdown, our results for the remainder of fiscal 2012 in this business should be free from the effects of the high cotton prices flowing through cost of sales.
Demand for undecorated tees continues to be weak as we begin the second half of fiscal year 2012. In response to the weak demand, the industry took additional downtime during the holiday shutdown, thereby decreasing the overall supply of tees in an attempt to get overall industry inventories and demand in balance. Our manufacturing facilities are operating efficiently and improving productivity, and we are benefiting from Six Sigma initiatives that are driving reduced off-quality production and further expansion of output with the existing equipment on hand. We will, however, continue to adjust operating schedules as necessary to appropriately manage overall inventory levels.
Our direct strategy in the basic tee market is serving us well. We believe we have the right leadership team in place to continue to grow market share with enhanced product offerings on basic tees and are further leveraging these new products in the expansion of our branded businesses. In addition, we are continuing our efforts to reduce costs and manage the capital employed in our business operations.
Although we remain cautious about the overall state of the economy and the apparel marketplace, we are optimistic and excited about the many opportunities we have with the assets in our business to drive growth in the future. Those drivers, quite simply, are great people with amazing creative talents, brands with consumer appeal, great products which serve specific needs, and expansion opportunities on multiple levels.
In our second quarter, our private label programs for international athletic and lifestyle brands grew almost 40%, with more than half of the growth coming from the expansion of the customer base. We believe our private label programs offer a significant opportunity for continued growth and we are continuously exploring additional ways to improve profitability while maintaining the extremely high service level required by these customers.
Junk Food continued its momentum from the first quarter with another quarter of double digit sales growth. Leveraging the talents of our creative team and new licenses, we continue to broaden our category offerings. Junk Food products are being featured in retailer storefront displays and in marketing campaigns. While the seasonality of Junk Food drives stronger sales in our first half of the fiscal year, we believe that over time we can strengthen Junk Food shipments in the second half of the fiscal year.
We expect growth in our Soffe business in the second half and for the full fiscal year 2012. We have the strongest order book in our history for spring shipments and believe we are well positioned to support replenishment business. We recently launched the new XT46 men's training gear line and believe this line, along with further emphasis on the sporting goods channel, offers important growth opportunities for the future.
Salt Life(R) branded products continue to perform well at retail and should be an important driver of future growth. By the end of June we should have thorough geographic coverage across the southeast supported by regional and national retailers. These include department stores, sporting goods retailers, outdoor retailers and specialty shops. We continue to expand the product offerings and are developing plans to further expand the distribution of the Salt Life(R) products. Our eCommerce site, www.SaltLife.com, is growing in popularity and was recently recognized as one of the best new retail sites. We will also be opening a Salt Life(R) retail store in Jacksonville Beach, where the Salt Life(R) brand began.
While we remain concerned about overall economic conditions and volatility in raw material and energy costs, we remain optimistic about our business prospects. We believe the combination of our brands, license agreements, and unique creative talents, along with our manufacturing and service platform, will allow us to further grow our business and gain market share in the future.

Earnings Guidance
On January 10, 2012, due to the effect of the inventory markdown and selling price discounts on the second quarter and first six months, we reduced our fiscal year 2012 outlook for sales and earnings. For the fiscal year ending June 30, 2012, we anticipate net sales to be in the $480 million to $500 million range and earnings to be in the range of $0.50 to $0.60 per diluted share.
We continue to operate in a weak economy and remain concerned about overall economic conditions and volatility in raw material and energy costs. Although we believe that we have taken these risks, as well as other factors, into consideration in determining the guidance for fiscal year 2012, the significance of the challenges, many of which are outside of our control, creates heightened risk of earnings volatility during the fiscal year.

Results of Operations
Net sales for the quarter ended December 31, 2011 were $105.5 million, an increase of 0.7% compared to the quarter ended January 1, 2011. Sales in the basics segment increased 2.4% to $57.6 million during the second quarter of fiscal year 2012 compared to $56.2 million for the same period of the prior year. The increase was due to 36% growth in the FunTees business from private label programs with new customers, as well as higher volumes and pricing with existing customers. This was partially offset by sales declines in the undecorated basic tee business principally from lower unit sales. Sales in the branded segment were $47.9 million, down 1.2% from the prior year second quarter. Sales of vintage tees, along with Salt Life(R) branded products, grew during the quarter, but were offset by greater than expected fall-off in demand for Soffe products.
Sales for the first six months of fiscal year 2012 were $229.0 million, a $16.4 million, or 7.7%, increase over the same period of the prior year. Both the basics and branded segments contributed to the organic sales growth, with sales increases of 4.1% and 11.2%, respectively, in the first six months of fiscal year 2012 over the same period in fiscal year 2011.
Gross margins for the second quarter of fiscal year 2012 were 0.1% of sales compared to 20.9% of sales in the prior year second quarter. During the quarter ended December 31, 2011, demand for basic, undecorated tees weakened and selling prices declined significantly. The disparity between the lower selling prices and the high product costs from high cost cotton associated with units sold during the quarter negatively impacted gross margins by $3.2 million. In addition, we recorded a $16.2 million one-time adjustment during the quarter to lower the value of the remaining inventory on hand in this business, bringing the total impact on our second quarter results to $19.4 million. In addition, increased pricing to offset higher cotton costs resulted in decreased volumes and slightly lower margins overall in the branded segment during the quarter. Gross margins for the first six months of fiscal year 2012 were 13.7% of sales compared to 22.5% in the prior year period. As a result of the inventory markdown recorded in our 2012 second fiscal quarter, we would expect margins in the basic, undecorated tee business to be free from the effects of high cotton prices flowing through cost of sales for the remainder of fiscal year 2012. Our gross margins on branded and private label sales will, however, continue to be pressured in the third and fourth quarters as product with higher cotton costs is sold. Our gross margins may not be comparable to other companies because some companies include costs related to their distribution network in cost of goods sold and we exclude a portion of those costs from gross margin and instead include them in selling, general and administrative expenses.
For the quarter ended December 31, 2011, selling, general and administrative expenses were $20.2 million, or 19.1% of sales, compared to $20.1 million, or 19.2% of sales, for the quarter ended January 1, 2011. Selling, general and administrative expenses for the six months ended December 31, 2011 were $44.7 million, or 19.5% of sales, compared to $42.9 million, or 20.2% of sales for the six months ended January 1, 2011, reflecting the continued leveraging of our fixed general and administrative costs. In addition, prior year expenses included costs associated with the acquisition of The Cotton Exchange and expenses related to the start-up of Art Gun that were not repeated during the current year.
As a result of the factors discussed above, operations for the three and six months ended December 31, 2011 resulted in operating losses of $20.0 million and $13.3 million, respectively, compared to operating income for the three and six months ended January 1, 2011 of $2.6 million and $5.6 million, respectively. The prior year operating income includes a net gain of $0.9 million from the write-off of contingent consideration and goodwill associated with the Art Gun acquisition which was recorded in the second quarter of fiscal year 2011.
Net interest expense for the second quarter of fiscal year 2012 was $1.0 million, an increase of $0.4 million compared to the second quarter of fiscal year 2011. The increase in net interest expense was primarily from increased credit facility borrowings due to higher working capital requirements as well as a slight increase in the average interest rate. Net interest expense for the first six months of fiscal year 2012 was $1.9 million, a $0.7 million increase compared to $1.2 million for the first six months of fiscal year 2011.
We had an effective income tax benefit of 39.5% for the six months ended December 31, 2011 compared to an effective tax provision of 30.0% for the same period in the prior year and an effective tax provision of 23.6% for the fiscal year ended July 2, 2011. During the second quarter of fiscal year 2012, we recorded a $16.2 million writedown of our inventory value. We accounted for this one-time adjustment as a discrete item for tax provision purposes, thereby creating an income tax benefit in the second quarter and first six months of fiscal 2012. Excluding the effect of this discrete item, the effective tax rate on normal operations for the six months ending December 31, 2011 was 24.0% and we anticipate the effective tax rate for the third and fourth quarters of fiscal 2012 to approximate 24.0%. During the third quarter of fiscal year 2011, we further developed our tax planning strategies, allowing us to keep more profits in Honduras, a tax-free zone, thereby reducing our overall effective tax rate on a prospective basis.
Accounts receivable as of December 31, 2011 was $51.4 million, a decrease of $25.4 million from July 2, 2011. The decrease in accounts receivable was primarily due to lower sales during the second quarter of fiscal year 2012 due to the seasonality of our business.
Inventories totaled $182.9 million as of December 31, 2011, an increase of $23.7 million from July 2, 2011. Within our branded and private label inventories, the increase is due to higher cotton costs included in inventory, as well as the normal build of inventory associated with the seasonality of our business. Our basic, undecorated tee inventory increased primarily from higher units on hand associated with the normal build for the seasonality in the business, partially offset by lower cotton costs in inventory from the $16.2 million inventory markdown recorded during the 2012 second fiscal quarter.
Capital expenditures for the first six months of fiscal year 2012 were $3.1 million compared to $3.8 million in expenditures for the first six months of fiscal year 2011. Expenditures during the first six months of fiscal year 2012 were primarily associated with business systems within both the basics and branded segments and to improve manufacturing operating efficiency and lower costs in the basics segment. We anticipate total capital expenditures to be approximately $7.0 million in fiscal year 2012, down approximately $3 million from original expectations. Through improved efficiencies and higher first-quality production levels achieved with our existing equipment, we believe we have adequate manufacturing capacities in our business at current demand levels, thereby delaying the capital spending associated with further expansion of our offshore textile and sew facilities.

Liquidity and Capital Resources
Our primary cash needs are for working capital and capital expenditures, as well as to fund share repurchases under our Stock Repurchase Program. In addition, we may use cash in the future to pay dividends.
Operating Cash Flows
Operating activities used $29.2 million in cash for the first six months of fiscal year 2012 compared to $2.3 million in cash used by operating activities in the first six months of fiscal year 2011. The decrease in operating cash flow during the first six months of fiscal year 2012 compared to the prior year period resulted primarily from increased inventory levels, payments to suppliers and payment of employee incentive compensation associated with fiscal year 2011. Working capital levels are higher than the prior year driven by increased raw material costs and more units on hand from the weaker than expected demand in the second quarter of fiscal 2012.
Investing Cash Flows
Capital expenditures for the first six months of fiscal year 2012 were $3.1 million compared to $3.8 million for the first six months of the prior year. The fiscal year 2012 capital expenditures were primarily associated with business systems within both the basics and branded segments and to improve manufacturing operating efficiency and lower costs in the basics segment. Expenditures for the first six months of the prior year were primarily related to the purchase of digital printing machines, as well as to increase capacity and lower costs in our textile facilities. In addition, during the first quarter of fiscal year 2011, we acquired The Cotton Exchange for $9.9 million (See Note M—The Cotton Exchange Acquisition).
Financing Activities
For the first six months of fiscal year 2012, cash provided by financing activities was $31.9 million compared to $15.6 million for the first six months of fiscal year 2011. The cash provided by our financing activities during the six months funded the higher working capital needs and the repurchase of our common stock. The cash provided by financing activities during the first six months of fiscal year 2011 was used to fund the acquisition of The Cotton Exchange, for capital expenditures and for the purchase of our common stock.

We believe that the funds available under our credit facilities should be sufficient to service our debt payment requirements, satisfy our foreseeable working capital needs, and fund our planned capital expenditures and share repurchases. Any material deterioration in our results of operations, however, may result in our inability to borrow and to issue letters of credit to suppliers under our revolving credit facility, or may cause the borrowing availability under our facility to be insufficient for our needs.

Purchases By Delta Apparel Of Its Own Shares

Our Board of Directors has authorized our management to use up to $20.0 million to repurchase Delta Apparel stock in open market transactions under our Stock Repurchase Program. As of December 31, 2011, $6.1 million remained available for future purchases (See Note N—Repurchase of Common Stock).

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
The environmental rules applicable to our business are becoming increasingly stringent and we incur capital and other expenditures annually to achieve compliance with environmental standards. We currently do not expect that the amount of expenditures required to comply with environmental laws will have a material adverse affect on our operations, financial condition or liquidity. There can be no assurance, however, that future changes in federal, state, or local regulations, interpretations of existing regulations or the discovery of currently unknown problems or conditions will not require substantial additional expenditures. Similarly, while we believe that we are currently in compliance with all applicable environmental requirements, the extent of our liability, if any, for past failures to comply with laws, regulations or permits applicable to our operations cannot be determined and could have a material adverse effect on our operations, financial condition and liquidity.

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
Yarn with respect to which we had fixed cotton prices at December 31, 2011 was valued at $16.9 million, and was scheduled for delivery between January 2012 and March 2012. At December 31, 2011, a 10% decline in our underlying fixed cotton price in yarn would have had a negative impact of approximately $1.2 million on the value of the yarn. At July 2, 2011, a 10% decline in our underlying fixed cotton price in yarn would have had a negative impact of approximately $2.4 million on the value of the yarn. The impact of a 10% decline in the market price of the cotton covered by our fixed price yarn would have been lower at December 31, 2011 compared to July 2, 2011 due to both reduced forward commitments and lower cotton prices at December 31, 2011 compared to July 2, 2011.
We may use derivatives, including cotton option contracts, to manage our exposure to movements in commodity prices. We do not designate our cotton option contracts as hedge instruments upon inception. Accordingly, we mark to market changes in the fair market value of the options in cost of sales in the statements of operations. We did not own any cotton option contracts on December 31, 2011.
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

Interest Rate Sensitivity
Our U.S. revolving credit facility provides that the outstanding amounts owed shall bear interest at variable rates. If the amount of outstanding indebtedness at December 31, 2011 under the revolving credit facility had been outstanding during the entire three months ended December 31, 2011, and the interest rate on this outstanding indebtedness were increased by 100 basis points, our interest expense would have increased by $0.1 million, or 12.5% of actual interest expense, during the quarter. This compares to what would have been an increase of $0.8 million, or 29.0% of actual interest expense, for fiscal year 2011, or an average of $0.2 million per quarter, based on the outstanding indebtedness at July 2, 2011. Although the dollar amount of the increase is fairly consistent between the second quarter of fiscal year 2012 and the quarterly average during fiscal year 2011, the lower percentage increase in the second quarter of fiscal year 2012 is due to the actual interest expense in the quarter being higher than the quarterly average interest expense in fiscal year 2011. The actual change in interest expense resulting from a change in interest rates would depend on the magnitude of the increase in rates and the average principal balance outstanding.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2011 and, based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures were effective at the evaluation date.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting during the second quarter of fiscal year 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings
See Note L—Legal Proceedings in Item 1, which is incorporated herein by reference.

Item 1A. Risk Factors
As of December 31, 2011, there have been no material changes to the risk factors set forth in our Form 10-K for our fiscal year ended July 2, 2011.

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

DELTA APPAREL, INC. (Registrant)
Date	February 7, 2012	By:	/s/ Deborah H. Merrill
Deborah H. Merrill Vice President, Chief Financial Officer and Treasurer