Form 10-Q
period 2012-03-31
DELTA APPAREL, INC
filed 2012-05-09
CIK 1101396

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
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
Yes ☐ No ☑
As of May 1, 2012, there were outstanding 8,450,125 shares of the registrant’s common stock, par value of $0.01 per share, which is the only class of outstanding common or voting stock of the registrant.

PART 1.	FINANCIAL INFORMATION

Item 1.	Financial Statements

Delta Apparel, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Amounts in thousands, except share amounts and per share data)
(Unaudited)

	March 31, 2012	July 2, 2011
Assets
Current assets:
Cash and cash equivalents	$565	$656
Accounts receivable, net	73,704	76,821
Inventories, net	180,007	159,209
Income tax receivable	2,678	—
Prepaid expenses and other current assets	4,545	4,059
Deferred income taxes	8,973	2,931
Total current assets	270,472	243,676

Property, plant and equipment, net	39,811	39,756
Goodwill	16,812	16,812
Intangibles, net	6,949	7,405
Other assets	3,834	4,216
Total assets	$337,878	$311,865
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$52,122	$55,554
Accrued expenses	15,346	23,708
Income tax payable	—	969
Current portion of long-term debt	3,529	2,799
Total current liabilities	70,997	83,030

Long-term debt, less current maturities	129,085	83,974
Deferred income taxes	3,547	2,877
Other liabilities	219	19
Total liabilities	203,848	169,900

Commitments and contingencies	—	—

Shareholders’ equity:
Preferred stock—$0.01 par value, 2,000,000 shares authorized, none issued and outstanding	—	—
Common stock —$0.01 par value, 15,000,000 shares authorized, 9,646,972 shares issued, and 8,450,125 and 8,421,863 shares outstanding as of March 31, 2012 and July 2, 2011, respectively	96	96
Additional paid-in capital	59,888	59,750
Retained earnings	86,016	93,277
Accumulated other comprehensive loss	(127)	(14)
Treasury stock —1,196,847 and 1,225,109 shares as of March 31, 2012 and July 2, 2011, respectively	(11,843)	(11,144)
Total shareholders’ equity	134,030	141,965
Total liabilities and shareholders’ equity	$337,878	$311,865
See accompanying Notes to Condensed Consolidated Financial Statements.

Delta Apparel, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31, 2012	April 2, 2011	March 31, 2012	April 2, 2011
Net sales	$125,541	$124,954	$354,550	$337,592
Cost of goods sold	100,350	94,092	297,963	258,943
Gross profit	25,191	30,862	56,587	78,649

Selling, general and administrative expenses	22,256	22,706	67,001	65,676
Change in fair value of contingent consideration	—	—	—	(1,530)
Goodwill impairment charge	—	—	—	612
Other expense, net	79	29	19	180
Operating income (loss)	2,856	8,127	(10,433)	13,711

Interest expense, net	1,017	627	2,901	1,828
Income (loss) before (benefit) provision for income taxes	1,839	7,500	(13,334)	11,883

(Benefit) provision for income taxes	(80)	1,775	(6,076)	3,089
Net income (loss)	$1,919	$5,725	$(7,258)	$8,794

Basic earnings (loss) per share	$0.23	$0.67	$(0.86)	$1.03
Diluted earnings (loss) per share	$0.22	$0.65	$(0.86)	$1.00

Weighted average number of shares outstanding	8,450	8,490	8,455	8,505
Dilutive effect of stock options	336	249	—	247
Weighted average number of shares assuming dilution	8,786	8,739	8,455	8,752

See accompanying Notes to Condensed Consolidated Financial Statements.

Delta Apparel, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	Nine Months Ended
	March 31, 2012	April 2, 2011
Operating activities:
Net (loss) income	$(7,258)	$8,794
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	5,503	5,411
Amortization of deferred financing fees	271	210
Excess tax benefits from exercise of stock options	(529)	(100)
(Benefit from) provision for deferred income taxes	(5,372)	693
Loss on disposal of property and equipment	61	56
Non-cash stock compensation	1,250	736
Change in the fair value of contingent consideration	—	(1,530)
Goodwill impairment charge	—	612
Inventory write down	16,195	—
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	3,117	(8,083)
Inventories	(36,994)	(29,572)
Prepaid expenses and other current assets	(487)	(960)
Income taxes	(3,118)	(196)
Other non-current assets	111	57
Accounts payable	(3,432)	12,991
Accrued expenses	(8,362)	441
Other liabilities	87	(54)
Net cash used in operating activities	(38,957)	(10,494)

Investing activities:
Purchases of property and equipment, net	(5,161)	(5,978)
Cash paid for business, net of cash acquired	—	(9,884)
Net cash used in investing activities	(5,161)	(15,862)

Financing activities:
Proceeds from long-term debt	427,011	379,260
Repayment of long-term debt	(381,170)	(351,574)
Repurchase of common stock	(2,289)	(1,702)
Cash used, net of proceeds, from net settlement exercise of stock options	(54)	217
Excess tax benefits from exercise of stock options	529	100
Net cash provided by financing activities	44,027	26,301
Net decrease in cash and cash equivalents	(91)	(55)
Cash and cash equivalents at beginning of period	656	687
Cash and cash equivalents at end of period	$565	$632
Supplemental cash flow information:
Cash paid for interest	$2,447	$1,598
Cash paid for income taxes	$2,348	$2,773
Non-cash financing activity—issuance of common stock	$142	$98
See accompanying Notes to Condensed Consolidated Financial Statements.

DELTA APPAREL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note A—Basis of Presentation
We prepared the accompanying interim condensed consolidated financial statements in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. We believe these condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation. Operating results for the three and nine months ended March 31, 2012 are not necessarily indicative of the results that may be expected for our fiscal year ending June 30, 2012. Although our various product lines are sold on a year-round basis, the demand for specific products or styles reflects some seasonality, with sales in our fourth fiscal quarter generally being the highest and sales in our second fiscal quarter generally being the lowest. For more information regarding our results of operations and financial position, refer to the consolidated financial statements and footnotes included in our Form 10-K for our fiscal year ended July 2, 2011, filed with the Securities and Exchange Commission (“SEC”).
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
We have made certain reclassifications to the presentation of the prior year results in order to conform to the current year presentation. In our Condensed Consolidated Statement of Cash Flows for the nine months ended April 2, 2011, we reclassified the amount of amortization expense associated with our deferred financing costs as well as the amount of excess tax benefits from the exercise of stock options. These reclassifications had no impact on our results of operations or financial position.
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

Note B—Accounting Policies
Our accounting policies are consistent with those described in our Significant Accounting Policies in our Form 10-K for the fiscal year ended July 2, 2011, filed with the Securities and Exchange Commission.

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
In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820) - Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS ("ASU 2011-04"). The new guidance results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between accounting principles generally accepted in the United States ("U.S. GAAP") and International Financial Reporting Standards. Additional disclosure requirements in ASU 2011-04 include: (a) for Level 3 fair value measurements, quantitative information about unobservable inputs used, a description of the valuation processes used, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs; (b) for the use of a nonfinancial asset that is different from the asset’s highest and best use, the reason for the difference; (c) for financial instruments not measured at fair value but for which disclosure of fair value is required, the fair value hierarchy level in which the fair value measurements were determined; and (d) the disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy. ASU 2011-04 is effective for interim periods beginning after December 15, 2011 and applied on a prospective basis. ASU 2011-04 was adopted on January 1, 2012 and did not have a material effect on our financial statements.
In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220) - Presentation of Comprehensive Income("ASU 2011-05"). This new guidance gives companies two choices on how to present items of net income, items of other comprehensive income and total comprehensive income: companies can create one continuous statement of comprehensive income or two separate consecutive statements. Other comprehensive income will no longer be allowed to be presented solely in the statement of stockholders' equity. Earnings per share would continue to be based on net income. ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and applied on a retrospective basis. ASU 2011-05 is therefore effective for our fiscal year ending June 29, 2013, and we are evaluating the disclosure presentation on our financial statements.
In September 2011, the FASB issued ASU No. 2011-08, Intangibles - Goodwill and Other (Topic 350), Testing Goodwill for Impairment ("ASU 2011-08"). The Board decided to simplify how companies are required to test goodwill for impairment. Companies now have the option to first assess qualitative factors to determine whether it is more likely than not (likelihood of more than 50%) that the fair value of a reporting unit is less than its carrying amount. If after considering the totality of events and circumstances a company determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it will not have to perform the two-step impairment test. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. If a company has not yet issued their financial statements for the most recent annual or interim period, the company may choose to perform the qualitative assessment. ASU 2011-08 will be effective for our fiscal year ending June 29, 2013, and we do not expect the adoption to have a material effect on our financial statements.

Note D—Inventories
Inventories, net of reserves, consist of the following (in thousands):

	March 31, 2012	July 2, 2011
Raw materials	$11,740	$20,970
Work in process	22,367	34,599
Finished goods	145,900	103,640
	$180,007	$159,209
Raw materials include finished yarn and direct materials for the basics segment and include direct embellishment materials for the branded segment as well as undecorated garments and headwear for the Junkfood and To The Game Business. We regularly review inventory quantities on hand and record reserves for obsolescence, excess quantities, irregulars and slow moving inventory based on historical selling prices, current market conditions, and forecasted product demand to reduce inventory to its net realizable value. During the fiscal 2012 second quarter, selling prices declined in basic, undecorated tees while high cost cotton remained in our inventory costs. We determined we would not be able to recover our cost of inventory based on this selling price decline. As such, we recorded a markdown of inventory, including firm purchase commitments, of $16.2 million in the quarter ended December 31, 2011.

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
At March 31, 2012, we had $121.9 million outstanding under our credit facility at an average interest rate of 2.2% and had the ability to borrow an additional $20.5 million. Our credit facility includes the financial covenant that if the amount of availability falls below an amount equal to 12.5% of the lesser of the borrowing base or $145 million, our Fixed Charge Coverage Ratio (“FCCR”) (as defined in the Amended Loan Agreement) for the preceding 12-month period must not be less than 1.1 to 1.0. During the quarter ended March 31, 2012, our availability fell below the 12.5% requirement, thereby invoking the FCCR covenant. As of March 31, 2012, our FCCR was 2.4x, exceeding the 1.1 to 1.0 requirement. This would allow us access, if needed, to the total amount of availability provided for under the Amended Loan Agreement. At March 31, 2012, there was $12.8 million of retained earnings free of restrictions to make cash dividends or stock repurchases.
The credit facility contains a subjective acceleration clause and a “springing” lockbox arrangement (as defined in Accounting Standards Codification 470, Debt ("ASC 470")), whereby remittances from customers will be forwarded to our general bank account and will not reduce the outstanding debt until and unless a specified event or an event of default occurs. Pursuant to ASC 470, we classify borrowings under the facility as non-current debt.
In March 2011, we extinguished our existing debt with Banco Ficohsa, a Honduran bank, and entered into a new credit facility with Banco Ficohsa. As of March 31, 2012, we had $5.8 million outstanding on the installment portion of this loan and $5.0 million outstanding under the revolving portion of the agreement. The new revolving Honduran debt, by its nature, is not long-term, as it requires scheduled payments each six months. However, as the agreement permits us to re-borrow funds up to the amount repaid, subject to certain objective covenants, and we intend to re-borrow funds, subject to the objective criteria, the amounts have been classified as long-term debt.

Note F—Selling, General and Administrative Expense
We include in selling, general and administrative expenses costs incurred subsequent to the receipt of finished goods at our distribution facilities, such as the cost of stocking, warehousing, picking and packing, and shipping goods for delivery to our customers. Distribution costs included in selling, general and administrative expenses totaled $4.0 million and $3.5 million for the third quarter of fiscal years 2012 and 2011, respectively. Distribution costs included in selling, general and administrative expenses totaled $11.6 million and $10.4 million for the first nine months of fiscal years 2012 and 2011, respectively. In addition, selling, general and administrative expenses include costs related to sales associates, administrative personnel cost, advertising and marketing expenses, royalty payments on licensed products and other general and administrative expenses.

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
Delta Apparel, Inc. 2010 Stock Plan (“2010 Stock Plan”)
For the three and nine months ended March 31, 2012, we expensed $0.1 million and $0.9 million, respectively, in connection with outstanding awards made under the 2010 Stock Plan. As of March 31, 2012 there was $1.5 million of total unrecognized compensation cost related to non-vested awards granted under the 2010 Stock Plan. This cost is expected to be recognized over

DELTA APPAREL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(CONTINUED)

a period of 1.4 years. During the quarter ended March 31, 2012, no stock awards were granted under the 2010 Stock Plan.
Delta Apparel Stock Option Plan (“Option Plan”)
We expensed $44 thousand and $43 thousand during the third quarter of fiscal years 2012 and 2011, respectively, in connection with our Option Plan. We expensed $0.1 million in each of the first nine-month periods of fiscal years 2011 and 2012. As of March 31, 2012, there was $43 thousand of total unrecognized compensation cost related to non-vested stock options under the Option Plan, which is expected to be recognized over a period of 0.3 years.
Delta Apparel Incentive Stock Award Plan (“Award Plan”)
All awards granted under the Award Plan have vested and been exercised, and no awards remain outstanding. As such, no expense was recognized during the third quarter of fiscal year 2012. During the third quarter of fiscal year 2011 we expensed $0.5 million in connection with the Award Plan. During the first nine months of fiscal years 2012 and 2011 we expensed $0.1 million and $1.2 million, respectively.

Note H—Purchase Contracts
We have entered into agreements, and have fixed prices, to purchase yarn, natural gas, finished fabric, finished apparel and headwear products. At March 31, 2012, minimum payments under these contracts were as follows (in thousands):

Yarn	$7,578
Natural gas	1,160
Finished fabric	2,927
Finished products	20,360
$32,025

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
The basics segment is comprised of our business units primarily focused on garment styles that are characterized by low fashion risk, and includes our Delta Catalog and FunTees businesses. Within the Delta Catalog business, we market, distribute and manufacture unembellished knit apparel under the brands of Delta Pro Weight®, Delta Magnum Weight®, Quail Hollow®, Healthknit® and FunTees®. These products are primarily sold to screen printers and to advertising specialty companies. Additionally, they are sold to companies that design and distribute licensed and other graphic Tees to retail. We also manufacture private label products for major branded sportswear companies, retailers, corporate industry programs, and sports licensed apparel marketers. Typically these products are sold with value-added services such as hangtags, ticketing, hangers, and embellishment so that they are fully ready for retail. The majority of the private label products are sold through the FunTees business.
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
Information about our operations as of and for the three and nine months ended March 31, 2012 and April 2, 2011, by operating segment, is as follows (in thousands):

DELTA APPAREL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(CONTINUED)

	Basics	Branded	Consolidated
Three months ended March 31, 2012:
Net sales	$67,048	$58,493	$125,541
Segment operating income	1,516	1,340	2,856
Segment assets*	180,332	157,546	337,878

Three months ended April 2, 2011:
Net sales	$70,632	$54,322	$124,954
Segment operating income	6,593	1,534	8,127
Segment assets*	149,086	151,440	300,526

* All goodwill and intangibles on our balance sheet are included in the branded segment.

	Basics	Branded	Consolidated
Nine months ended March 31, 2012:
Net sales	$177,200	$177,350	$354,550
Segment operating (loss) income	(15,592)	5,159	(10,433)

Nine months ended April 2, 2011:
Net sales	$176,400	$161,192	$337,592
Segment operating income	8,116	5,595	13,711
The following table reconciles the segment operating income (loss) to the consolidated income (loss) before provision or benefit for income taxes (in thousands):

	Three Months Ended		Nine Months Ended
	March 31, 2012	April 2, 2011	March 31, 2012	April 2, 2011
Segment operating income (loss)	$2,856	$8,127	$(10,433)	$13,711
Unallocated interest expense	1,017	627	2,901	1,828
Consolidated income (loss) before taxes	$1,839	$7,500	$(13,334)	$11,883

Note J—Income Taxes
We had an effective income tax benefit of 45.6% for the nine months ended March 31, 2012 compared to an effective tax provision of 26.0% for the same period in the prior year and an effective tax provision of 23.6% for the fiscal year ended July 2, 2011. During the second quarter of fiscal year 2012, we recorded a $16.2 million writedown of our inventory value. We accounted for this one-time adjustment as a discrete item for tax provision purposes, thereby creating an income tax benefit in the second quarter and first nine months of fiscal 2012. Excluding the effect of this discrete item, the effective tax rate on normal operations for the nine months ending March 31, 2012 was 5.5% and we anticipate the effective tax, excluding the effect of the discrete item, for fiscal year 2012 to be in the mid to upper single digit range. During the third quarter of fiscal year 2011, we further developed our tax planning strategies, allowing us to keep more profits in Honduras, a tax-free zone, thereby reducing our overall effective tax rate on a prospective basis.
We file income tax returns in the U.S. federal jurisdiction and various state, local and foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state, local or non-U.S. income tax examinations by tax authorities for our tax years before 2008. However, net operating loss carryforwards remain subject to examination to the extent they are carried forward and impact a year that is open to examination by tax authorities.

Note K—Derivatives and Fair Value Measurements
From time to time, we may use interest rate swaps or other instruments to manage our interest rate exposure and reduce the impact of future interest rate changes. These financial instruments are not used for trading or speculative purposes.

DELTA APPAREL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(CONTINUED)

On August 2, 2011, we entered into three separate interest rate swap agreements, effectively converting $30 million of floating rate debt under our U.S. revolving credit facility to fixed obligations at available LIBOR rates. The $15 million interest rate swap agreement that had been entered into on March 1, 2010 matured on September 1, 2011.
The outstanding financial instruments as of March 31, 2012 are as follows:

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
The following table summarizes the fair value and presentation in the Condensed Consolidated Balance Sheets for derivatives as of March 31, 2012 and July 2, 2011 (in thousands):

	March 31, 2012	July 2, 2011
Accrued expenses	$—	$22
Deferred tax liabilities	(80)	(8)
Other liabilities	207	—
Accumulated other comprehensive loss	$127	$14
Changes in the derivative’s fair value are deferred and recorded as a component of accumulated other comprehensive loss (“AOCL”) until the underlying transaction is recorded. When the hedged item affects income, gains or losses are reclassified from AOCL to the Condensed Consolidated Statements of Operations as interest income/expense. Any ineffectiveness in our hedging relationships, which currently is de minimis, would be recognized immediately in the Condensed Consolidated Statement of Operations. The change in fair value recognized in accumulated other comprehensive loss resulted in a loss, net of taxes, of $114 thousand for the nine months ended March 31, 2012 and a gain, net of taxes, of $74 thousand for the nine months ended April 2, 2011, respectively.
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

The following financial liabilities are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Period Ended	Total	(Level 1)	(Level 2)	(Level 3)
Interest Rate Swaps
March 31, 2012	$207	—	$207	—
July 2, 2011	$22	—	$22	—
The fair value of the interest rate swap agreements was derived from discounted cash flow analysis based on the terms of the contract and the forward interest rate curve adjusted for our credit risk, which fall in level 2 of the fair value hierarchy.
We use the projected cash flows, discounted as necessary, to remeasure the fair value of the contingent consideration for Art Gun at the end of each reporting period. Accordingly, the fair value measurement for contingent consideration falls in level 3 of the

DELTA APPAREL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(CONTINUED)

fair value hierarchy. The fair value of contingent consideration for Art Gun was determined to be de minimis as of March 31, 2012 and July 2, 2011.

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

Note M—The Cotton Exchange Acquisition
On June 11, 2010, we formed a new North Carolina limited liability company, TCX, LLC, as a wholly-owned subsidiary of M.J. Soffe, LLC. Pursuant to an Asset Purchase Agreement dated July 5, 2010, on July 12, 2010, TCX acquired substantially all of the net assets of HPM Apparel, Inc. d/b/a The Cotton Exchange, including accounts receivable, inventory, and fixed assets, and assumed certain liabilities. The total purchase price, which included a post-closing working capital adjustment, was $9.9 million. In fiscal year 2011, we finalized the valuation for the assets acquired and liabilities assumed and determined the final allocation of the purchase price. No goodwill or other intangible assets were recorded in conjunction with the acquisition of The Cotton Exchange. Effective January 1, 2012, TCX was merged into its parent entity, M.J. Soffe, LLC, for reasons of corporate simplification and as such, TCX no longer exists as a separate entity. The Cotton Exchange continues to operate as the bookstore division of Soffe.

Note N—Repurchase of Common Stock
On August 17, 2011, our Board of Directors approved a $5 million increase in our Stock Repurchase Program, bringing the total amount authorized to $20.0 million. During the three months ended March 31, 2012, we did not purchase any shares of our common stock. During the nine months ended March 31, 2012, we purchased 142,704 shares of our common stock for a total cost of $2.3 million. Since the inception of the Stock Repurchase Program, we have purchased 1,344,231 shares of our common stock for an aggregate of $13.9 million. All purchases were made at the discretion of our management and pursuant to the safe harbor provisions of SEC Rule 10b-18. As of March 31, 2012, $6.1 million remained available for future purchases under our Stock Repurchase Program, which does not have an expiration date.

Note O—License Agreements
We have entered into license agreements that provide for royalty payments on net sales of licensed products as set forth in the agreements. These license agreements are within our branded segment. We have incurred royalty expense (included in selling, general and administrative expenses) of approximately $2.9 million and $2.2 million for the third quarter of fiscal years 2012 and 2011, respectively. Royalty expense for the first nine months of fiscal years 2012 and 2011 was approximately $11.7 million and $9.4 million, respectively.
At March 31, 2012, based on minimum sales requirements, future minimum royalty payments required under these existing license agreements were as follows (in thousands):

Fiscal Year	Amount
2012	$845
2013	1,903
2014	1,850
2015	1,532
2016	645
$6,775

Note P—Goodwill and Intangible Assets
Components of intangible assets consist of the following (in thousands):

DELTA APPAREL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(CONTINUED)

	March 31, 2012			July 2, 2011
	Cost	Accumulated Amortization	Net Value	Cost	Accumulated Amortization	Net Value	Economic Life

Goodwill	$17,424	$(612)	$16,812	$17,424	$(612)	$16,812	N/A

Intangibles:
Tradename/trademarks	1,530	(507)	1,023	1,530	(450)	1,080	20 yrs
Customer relationships	7,220	(2,396)	4,824	7,220	(2,124)	5,096	20 yrs
Technology	1,220	(276)	944	1,220	(185)	1,035	10 yrs
Non-compete agreements	517	(359)	158	517	(323)	194	4 – 8.5 yrs
Total intangibles	10,487	(3,538)	6,949	10,487	(3,082)	7,405
Amortization expense for intangible assets was $0.2 million and $0.5 million for the three and nine months ended March 31, 2012, respectively, and $0.6 million for the fiscal year ended July 2, 2011. Amortization expense is estimated to be approximately $0.6 million each for fiscal years 2012, 2013, 2014, 2015 and 2016.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward Looking Statements
The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by or on behalf of the Company. We may from time to time make written or oral statements that are “forward-looking,” including statements contained in this report and other filings with the SEC, in our press releases, in oral statements, and in other reports to our shareholders. All statements, other than statements of historical fact, which address activities, events or developments that we expect or anticipate will or may occur in the future are forward-looking statements. The words “estimate”, “project”, “forecast”, “anticipate”, “expect”, “intend”, “believe” and similar expressions, and discussions of strategy or intentions, are intended to identify forward-looking statements.
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
A detailed discussion of significant risk factors that have the potential to cause actual results to differ materially from our expectations is described under the subheading “Risk Factors” in our Form 10-K for our fiscal year ended July 2, 2011, filed with the SEC. Any forward-looking statements in this Form 10-Q do not purport to be predictions of future events or circumstances and may not be realized. Any forward-looking statements are made only as of the date of this Form 10-Q and we do not undertake publicly to update or revise the forward-looking statements even if it becomes clear that any projected results will not be realized.
The risks described in our Form 10-K for our fiscal year ended July 2, 2011, and in this Form 10-Q are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition, and/or operating results.

Business Outlook
During our fiscal 2012 third quarter, several factors impacted our business. The inordinate cotton price increases of 2011 caused turmoil in the market place that continued in the third fiscal quarter, particularly in our Delta Catalog business. Customers continued to de-stock inventories, holding off on making speculative buys in anticipation of lower future prices. The lower marketplace demand also enhanced the competitive landscape, leading to further price discounting on basic, blank t-shirts. While volumes in the Delta Catalog business were down approximately 9%, we believe our service level in this market segment allowed us to capture a larger share of the business available. We expect the market share gains we have made will become more evident as the market returns to more normal growth patterns.
We have taken actions in our supply chain to balance capacity with the lower unit demand. We expensed costs associated with these actions of approximately $1 million in the third quarter. In addition, we expanded our Easter holiday manufacturing shutdown and anticipate potential further downtime, which will be expensed in the fourth quarter. These curtailments are allowing us to reduce our inventories in an orderly manner and reduce excess working capital in the business.
The FunTees business continued its growth from the second quarter, with a 13% increase in net sales in the third fiscal quarter compared to the prior year quarter. We are moving several functions of our private label business to our El Salvador facility to better serve customers through an enhanced and efficient product development process. In conjunction with this we are further modernizing our decoration equipment, which should expand capabilities and lower costs. In addition, we are in the process of converting this business onto the existing software platform used in the Delta Catalog business and expect to complete this in the beginning of fiscal year 2013. This consolidation should allow us to better manage inventory flow and gain further synergies which should improve gross margins and lower SG&A cost.
In the branded segment, continued weakness in the retail market in the beginning of the quarter hindered our Soffe business, which is noted for several popular lines of active wear as well as military apparel. Soffe was also impacted by slower call-outs of military training gear in the quarter. Although the combined effect in these two channels reduced net sales and profits in the Soffe business in the third quarter, we have initiatives in place that should enhance the Soffe business in upcoming quarters. The new Soffe XT-46 military-inspired performance wear is getting good reception in military exchanges and we are currently initiating a marketing strategy to place the product into non-military settings such as sporting good stores.
With the exception of Soffe, all of our branded businesses experienced sales increases during the quarter. To The Game, led by the Salt Life product line, had a 42% increase in net sales and improved margins as expected. The Junkfood business continued its double-digit sales growth trend with a 15% increase in revenue during the third fiscal quarter. While still relatively small, the Art Gun business also improved significantly both in sales and margins.
In March, we opened our Salt Life flagship store in Jacksonville Beach, Florida, the home of the Salt Life brand. We are excited about this venture and plan to use this new facility along with our on-line store, www.saltlife.com, to promote the Salt Life brand and grow our direct-to-consumer selling opportunities. We are also excited about the innovative Salt Life products we offer and the further expansion of our Salt Life merchandise categories through the signing of an exclusive license for Salt Life footwear during the quarter.
We continue to make investments in the expansion of our e-commerce offerings, with new capabilities for mobile and tablet devices coming soon, as well as expanded product offerings on our sites. We are also developing micro sites to harvest additional direct-to-consumer business, leveraging the creative art from Junkfood with the ability to print on demand in our Art Gun business.
Our new business-to-business website for the Delta Catalog business has been well received by our customers, who enjoy the convenience of ordering when and how they want while bypassing the usual customer service channel. This enables us to size our customer ordering capability accordingly, resulting in lower selling costs while providing better service to our customers. We are using the Delta Catalog site as a platform to create a business-to-business site for our Soffe business, which is expected to launch in the first quarter of fiscal 2013. We believe this site will give our independent sporting goods customers the ease and convenience they desire to order Soffe products, which should enhance our growth in this channel.
During the third fiscal quarter we also converted The Cotton Exchange and To The Game to the software platform being used at Soffe and Junkfood, putting all our branded business on the same ERP system. This should provide service efficiencies in apparel ordering, warehousing and distribution processes and reduce our information technology costs going forward. This also marks the final stage of integration of the The Cotton Exchange as Soffe's college bookstore division.

During the first three quarters of fiscal 2012 we have developed new products and brand offerings and have taken steps to better service our customers and reduce costs. At the same time, we took a second-quarter inventory markdown to normalize the effect of cotton prices in our third and fourth quarters. While some of these things have had a short-term negative impact on our profitability, we believe they make Delta Apparel, Inc. an even stronger company going forward.

Earnings Guidance
On April 26, 2012, due to the effect of the lower than anticipated revenue and additional costs incurred during the first nine months of fiscal year 2012, we reduced our fiscal year 2012 outlook for sales and earnings. For the fiscal year ending June 30, 2012, we anticipate net sales to be in the $475 to $485 million range and a loss for the year of $0.15 to $0.20 per diluted share.
We believe two of the key strengths of the Company are our diversified distribution channels and product offerings, which allow us to consistently grow revenue even through difficult times. We expect fiscal 2012 will mark the ninth consecutive year of sales growth for Delta Apparel, Inc. While fiscal 2012 profitability was hurt by high cost cotton and costs associated with the other actions we took, we anticipate performance trends in fiscal year 2013 similar to those experienced prior to fiscal year 2012.
We continue to operate in a generally weak economy with inflationary pressures. Although we believe that we have taken these risks, as well as other factors, into consideration in determining the guidance for fiscal year 2012, the significance of the challenges, many of which are outside of our control, creates heightened risk of earnings volatility going forward.

Results of Operations
Net sales for the quarter ended March 31, 2012 were $125.5 million, an increase of 0.5% compared to the quarter ended April 2, 2011. Sales in the branded segment increased 7.7% to $58.5 million during the third quarter of fiscal year 2012 compared to $54.3 million for the same period of the prior year. The increase stemmed from 15% growth in the Junkfood business due mainly to higher volumes. Sales within our To The Game business increased 42% on increased volumes driven from the Salt Life line of products. These gains were partially offset by a 7% decrease in Soffe sales for the current quarter. Sales in the basics segment were $67.0 million, down 5.1% from the prior year third quarter. Our private label FunTees business continued its sales growth, but was offset by a decline in our Delta Catalog business due primarily to lower volumes.
Sales for the first nine months of fiscal year 2012 were $354.6 million, a $17.0 million, or 5.0%, increase over the same period of the prior year. This increase was primarily driven by a 10% increase in sales from our branded segment while sales from our basics segment were comparable to the prior year.
Gross margins for the third quarter of fiscal year 2012 were 20.1% of sales compared to 24.7% of sales in the prior year third quarter. During the quarter ended March 31, 2012, customers purchasing basic blank t-shirts appeared to be de-stocking in anticipation of lower future prices. This situation drove promotional pricing in the marketplace that negatively impacted revenue and gross margins. Gross margins for the first nine months of fiscal year 2012 were 16.0% of sales compared to 23.3% in the prior year period. Our gross margins may not be comparable to those of other companies because some companies include costs related to their distribution network in cost of goods sold and we exclude a portion of those costs from gross margin and instead include them in selling, general and administrative expenses.
For the quarter ended March 31, 2012, selling, general and administrative expenses were $22.3 million, or 17.7% of sales, compared to $22.7 million, or 18.2% of sales, for the quarter ended April 2, 2011. Selling, general and administrative expenses for the nine months ended March 31, 2012 were $67.0 million, or 18.9% of sales, compared to $65.7 million, or 19.5% of sales, for the nine months ended April 2, 2011, reflecting the continued leveraging of our fixed general and administrative costs. In addition, our performance based compensation expense is lower in the fiscal 2012 period due to reduced profitability, partially offset by increased royalty expense from higher sales of licensed products in our branded segment. In addition, prior year expenses included costs associated with the acquisition of The Cotton Exchange and expenses related to the start-up of Art Gun that were not repeated during the current year.
As a result of the factors discussed above, operations for the three months ended March 31, 2012 resulted in operating income of $2.9 million compared to operating income of $8.1 million for the same period in the prior year. Operations for the first nine months of fiscal year 2012, which includes our previously-reported second quarter $16.2 million inventory markdown in our basics segment, resulted in an operating loss of $10.4 million compared to operating income of $13.7 million for the same period in fiscal year 2011. The prior year operating income includes a net gain of $0.9 million from the write-off of contingent consideration and goodwill associated with the Art Gun acquisition which was recorded in the second quarter of fiscal year 2011.
Net interest expense for the third quarter of fiscal year 2012 was $1.0 million, an increase of $0.4 million compared to the third quarter of fiscal year 2011. The increase in net interest expense was primarily from increased credit facility borrowings due to higher working capital requirements as well as a slight increase in the average interest rate. Net interest expense for the first nine months of fiscal year 2012 was $2.9 million, a $1.1 million increase compared to $1.8 million for the first nine months of fiscal year 2011.

We had an effective income tax benefit of 45.6% for the nine months ended March 31, 2012 compared to an effective tax provision of 26.0% for the same period in the prior year and an effective tax provision of 23.6% for the fiscal year ended July 2, 2011. During the second quarter of fiscal year 2012, we recorded a $16.2 million writedown of our inventory value. We accounted for this one-time adjustment as a discrete item for tax provision purposes, thereby creating an income tax benefit in the second quarter and first nine months of fiscal 2012. Excluding the effect of this discrete item, the effective tax rate on normal operations for the nine months ending March 31, 2012 was 5.5% and we anticipate the effective tax, excluding the effect of the discrete item, for fiscal year 2012 to be in the mid to upper single digit range. During the third quarter of fiscal year 2011, we further developed our tax planning strategies, allowing us to keep more profits in Honduras, a tax-free zone, thereby reducing our overall effective tax rate on a prospective basis.
Accounts receivable as of March 31, 2012 was $73.7 million, a decrease of $3.1 million from July 2, 2011. The decrease in accounts receivable was due to lower sales during the third quarter of fiscal year 2012 due to the seasonality of our business.
Inventories totaled $180.0 million as of March 31, 2012, an increase of $20.8 million from July 2, 2011. Within our branded and private label inventories, the increase is due to higher cotton costs included in inventory, as well as the normal build of inventory associated with the seasonality of our business. Our basic, undecorated tee inventory increased primarily from higher units on hand associated with the normal build for the seasonality in the business coupled with lower sales volume. We have taken actions in our supply chain to balance capacity with lower unit demand.
Capital expenditures for the first nine months of fiscal year 2012 were $5.2 million compared to $6.0 million in expenditures for the first nine months of fiscal year 2011. Expenditures during the first nine months of fiscal year 2012 were primarily associated with business systems within both the basics and branded segments and improvements in manufacturing operating efficiency and cost reduction in the basics segment. We anticipate total capital expenditures to be approximately $7.0 million in fiscal year 2012 compared to $8.0 million in fiscal year 2011.

Liquidity and Capital Resources
Our primary cash needs are for working capital and capital expenditures, as well as to fund share repurchases under our Stock Repurchase Program. In addition, we may use cash in the future to pay dividends.
Operating Cash Flows
Operating activities used $39.0 million and $10.5 million for the first nine months of fiscal years 2012 and 2011, respectively. The decrease in operating cash flow during the first nine months of fiscal year 2012 compared to the prior year period resulted primarily from a net loss as well as increased inventory levels, payments to suppliers and payment of employee incentive compensation associated with fiscal year 2011. Working capital levels are higher than the prior year due to increased raw material costs and more units on hand from the weaker-than-expected demand during fiscal 2012.
Investing Cash Flows
Capital expenditures for the first nine months of fiscal year 2012 were $5.2 million compared to $6.0 million for the first nine months of the prior year. The fiscal year 2012 capital expenditures were primarily associated with business systems within both the basics and branded segments and improvements in manufacturing operating efficiency and cost reduction in the basics segment. Expenditures for the first nine months of the prior year were primarily related to the purchase of digital printing machines, as well as capacity increases and cost reduction efforts in our textile facilities. In addition, during the first quarter of fiscal year 2011 we acquired The Cotton Exchange for $9.9 million (See Note M—The Cotton Exchange Acquisition).
Financing Activities
For the first nine months of fiscal year 2012, cash provided by financing activities was $44.0 million compared to $26.3 million for the first nine months of fiscal year 2011. The cash provided by our financing activities during these nine months funded the higher working capital needs and the repurchase of our common stock. The cash provided by financing activities during the first nine months of fiscal year 2011 was used to fund the acquisition of The Cotton Exchange, for capital expenditures and for the repurchase of our common stock.

We believe the funds available under our credit facilities should be sufficient to service our debt payment requirements, satisfy our foreseeable working capital needs, and fund planned capital expenditures and potential share repurchases. Any material deterioration in our results of operations, however, may result in our inability to borrow and to issue letters of credit to suppliers under our revolving credit facility, or may cause the borrowing availability under our facility to be insufficient for our needs.

Purchases By Delta Apparel Of Its Own Shares

Our Board of Directors has authorized management to use up to $20.0 million to repurchase Delta Apparel stock in open market transactions under our Stock Repurchase Program. As of March 31, 2012, $6.1 million remained available for future purchases (See Note N—Repurchase of Common Stock).

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
Yarn with respect to which we had fixed cotton prices at March 31, 2012 was valued at $7.6 million, and was scheduled for delivery between April 2012 and June 2012. At March 31, 2012, a 10% decline in our underlying fixed cotton price in yarn would have had a negative impact of approximately $0.6 million on the value of the yarn. At July 2, 2011, a 10% decline in our underlying fixed cotton price in yarn would have had a negative impact of approximately $5.1 million on the value of the yarn. The impact of a 10% decline in the market price of the cotton covered by our fixed price yarn would have been lower at March 31, 2012 compared to July 2, 2011 due to both reduced forward commitments and lower cotton prices at March 31, 2012 compared to July 2, 2011.
We may use derivatives, including cotton option contracts, to manage our exposure to movements in commodity prices. We do not designate our cotton option contracts as hedge instruments upon inception. Accordingly, we mark to market changes in the fair market value of the options in cost of sales in the statements of operations. We did not own any cotton option contracts on March 31, 2012.
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

Interest Rate Sensitivity
Our U.S. revolving credit facility provides that the outstanding amounts owed shall bear interest at variable rates. If the amount of outstanding indebtedness at March 31, 2012 under the revolving credit facility had been outstanding during the entire three months ended March 31, 2012, and the interest rate on this outstanding indebtedness were increased by 100 basis points, our interest expense would have increased by $0.2 million, or 15.2% of actual interest expense, during the quarter. This compares to what would have been an increase of $0.7 million, or 29.0% of actual interest expense, for fiscal year 2011, or an average of $0.2 million per quarter, based on the outstanding indebtedness at July 2, 2011. Although the dollar amount of the increase is consistent between the third quarter of fiscal year 2012 and the quarterly average during fiscal year 2011, the lower percentage increase in the third quarter of fiscal year 2012 is due to the actual interest expense in the quarter being higher than the quarterly average interest expense in fiscal year 2011. The actual change in interest expense resulting from a change in interest rates would depend on the magnitude of the increase in rates and the average principal balance outstanding.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2012 and, based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures were effective at the evaluation date.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting during the third quarter of fiscal year 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings
See Note L—Legal Proceedings in Item 1, which is incorporated herein by reference.

Item 1A. Risk Factors
As of March 31, 2012, there have been no material changes to the risk factors set forth in our Form 10-K for our fiscal year ended July 2, 2011.

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

DELTA APPAREL, INC. (Registrant)
Date	May 8, 2012	By:	/s/ Deborah H. Merrill
Deborah H. Merrill Vice President, Chief Financial Officer and Treasurer