Form 10-K
period 2012-06-30
DELTA APPAREL, INC
filed 2012-09-28
CIK 1101396

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Fiscal Year Ended June 30, 2012
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File No. 1-15583
DELTA APPAREL, INC.
(Exact name of registrant as specified in its charter)

Georgia (State or other jurisdiction of incorporation or organization)	58-2508794 (I.R.S. Employer Identification No.)
322 South Main Street
Greenville, SC 29601
(Address of principal executive offices) (zip code)
Registrant’s telephone number, including area code: (864) 232-5200
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.01	NYSE MKT LLC
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
As of December 31, 2011, the aggregate market share of the registrant’s voting stock held by non-affiliates of the registrant (based on the last sale price for such shares as quoted by the NYSE MKT (then NYSE Amex) was approximately $134.6 million.
The number of outstanding shares of the registrant’s Common Stock as of September 11, 2012 was 8,389,039.
DOCUMENTS INCORPORATED BY REFERENCE:
Certain information required in Part III of this Form 10-K shall be incorporated from the registrant’s definitive Proxy Statement to be filed pursuant to Regulation 14A for the registrant’s 2012 Annual Meeting of Shareholders currently scheduled to be held on November 8, 2012.

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
The forward-looking statements in this Annual Report are based on our expectations and are necessarily dependent upon assumptions, estimates and data that we believe are reasonable and accurate but may be incorrect, incomplete or imprecise. Forward-looking statements are also subject to a number of business risks and uncertainties, any of which could cause actual results to differ materially from those set forth in or implied by the forward-looking statements. The risks and uncertainties include, among others:

•	the volatility and uncertainty of cotton and other raw material prices;

•	the general U.S. and international economic conditions;

•	the financial difficulties encountered by our customers and suppliers and credit risk exposure;

•	the competitive conditions in the apparel and textile industries;

•	our ability to predict or react to changing consumer preferences or trends;

•	pricing pressures and the implementation of cost reduction strategies;

•	changes in the economic, political and social stability at our offshore locations;

•	our ability to retain key management;

•	the effect of unseasonable weather conditions on purchases of our products;

•	significant changes in our effective tax rate;

•	any restrictions to our ability to borrow capital or obtain financing;

•	the ability to raise additional capital;

•	the ability to grow, achieve synergies and realize the expected profitability of recent acquisitions;

•	the volatility and uncertainty of energy and fuel prices;

•	any material disruptions in our information systems related to our business operations;

•	any data security or privacy breaches;

•	any significant interruptions with our distribution network;

•	changes in or our ability to comply with safety, health and environmental regulations;

•	any significant litigation in either domestic or international jurisdictions:

•	the ability to protect our trademarks;

•	the ability to obtain and renew our significant license agreements;

•	the impairment of acquired intangible assets;

•	changes in e-commerce laws and regulations;

•	changes to international trade regulations;

•	changes in employment regulations;

•	foreign currency exchange rate fluctuations;

•	any negative publicity regarding domestic or international business practices;

•	the illiquidity of our shares and volatility of the stock market; and

•	price volatility in our shares and the general volatility of the stock market; and

•	the costs required to comply with the regulatory landscape regarding public company governance and disclosure.
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
We were incorporated in Georgia in 1999 and our headquarters is located at 322 South Main Street, Greenville, South Carolina 29601 (telephone number: 864-232-5200). Our common stock trades on the NYSE MKT under the symbol “DLA”.
We operate on a 52-53 week fiscal year ending on the Saturday closest to June 30. The 2012 and 2011 fiscal years were 52-week years and ended on June 30, 2012 and July 2, 2011, respectively. The 2010 fiscal year was a 53-week year and ended on July 3, 2010.
OVERVIEW
Delta Apparel, Inc. is an international apparel design, marketing, manufacturing and sourcing company that features a diverse portfolio of lifestyle branded activewear and headwear and high-quality private label programs. We specialize in selling casual and athletic products through a variety of distribution channels. Our products are sold across most distribution tiers and store types, including specialty stores, boutiques, department stores, mid and mass channels. We also have strong niche distribution at college bookstores and the U.S. military. Our products are made available direct-to-consumer on our websites at www.soffe.com, www.junkfoodclothing.com, www.saltlife.com and www.deltaapparel.com. Additional products can be viewed at www.2thegame.com and www.thecottonexchange.com. We believe this diversified distribution allows us to capitalize on our strengths to provide casual activewear and headwear to consumers purchasing from most types of retailers.
We design and internally manufacture the majority of our products, which allows us to offer a high degree of consistency and quality controls as well as leverage scale efficiencies. One of our strengths is the speed with which we can reach the market from design to delivery. We have manufacturing operations located in the United States, El Salvador, Honduras and Mexico, and use domestic and foreign contractors as additional sources of production. Our distribution facilities are strategically located throughout the United States to better serve our customers with same-day shipping on our catalog products and weekly replenishments to retailers.
ACQUISITIONS
We became a diversified branded apparel company through seven acquisitions which we have completed since October 2003. These acquisitions added well-recognized brands and licensed properties to our portfolio, expanded our product offerings and broadened our distribution channels and customer base.

Business	Date of Acquisition	Business Segment
The Cotton Exchange	July 12, 2010	Branded
Art Gun	December 28, 2009	Branded
To The Game	March 29, 2009	Branded
FunTees	October 2, 2006	Basics
Intensity Athletics	October 3, 2005	Branded
Junkfood Clothing	August 22, 2005	Branded
M.J. Soffe	October 3, 2003	Branded
BUSINESS SEGMENTS
We operate our business in two distinct segments: branded and basics. Although the two segments are similar in their production processes and regulatory environments, they are distinct in their economic characteristics, products and distribution methods.
The branded segment is comprised of our business units focused on specialized apparel garments and headwear to meet consumer preferences and fashion trends, and includes Soffe (which includes The Cotton Exchange as the bookstore division of Soffe), Junkfood, To The Game and Art Gun. These branded embellished and unembellished products are sold through specialty and boutique shops, upscale and traditional department stores, mid-tier retailers, sporting goods stores, college bookstores and the U.S. military. Products in this segment are marketed under our lifestyle brands of Soffe®, Intensity Athletics®, The Cotton Exchange®, Junk Food®, The Game®, Salt Life® and Realtree Outfitters® as well as other labels. The results of The Cotton Exchange and Art Gun have been included in the branded segment since their acquisitions on July 12, 2010 and December 28, 2009, respectively.

The basics segment is comprised of our business units primarily focused on garment styles that are characterized by low fashion risk, and includes our Delta Catalog and FunTees businesses. Within the Delta Catalog business, we market, distribute and manufacture unembellished knit apparel under the main brands of Delta Pro Weight® and Delta Magnum Weight®. Delta Catalog products are sold to a diversified audience ranging from large licensed screen printers all the way to small independent businesses. We also manufacture private label products for major branded sportswear companies, retailers, corporate industry programs, and sports licensed apparel marketers. Typically these products are sold with value-added services such as hangtags, ticketing, hangers, and embellishment so that they are fully ready for retail. The majority of the private label products are sold through the FunTees business.
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
Soffe designs, produces, and markets active apparel for consumers of all ages, ranging from toddler to adult. We pride ourselves on the versatility, value, and quality of the Soffe apparel designs and craftsmanship, from casual cotton tees to moisture-wicking performance styles. From cheerleading to dancing and field play, Soffe’s junior merchandise is preferred by young women looking for style and value. Soffe’s military-inspired men’s apparel is both stylish and durable. The new XT46 collection is inspired by the soldier, the original athlete, and underlines Soffe’s history as an official outfitter of the U.S. military. Our USA Made collegiate products marketed under The Cotton Exchange® can be found at on-campus and off-campus bookstores across the country. We also provide performance products and sports team uniforms under Intensity Athletics® to support team dealers and sporting goods stores.
Junk Food is positioned in the marketplace as the original vintage t-shirt company and celebrity favorite, with global distribution and rights to over 800 licensed properties in a diversified distribution model both domestically and internationally. Known for its soft fabrics and amazing fit, Junk Food® has two primary product lines, its flagship "Junk Food" and its more value priced "True Vintage" line, along with a long-standing designer collaboration with Gap Kids.
The Game is an All-American sportswear and headwear company. Its innovative designs and superior quality products are sold nationally through sporting goods, college, outdoor, and specialty stores in addition to team dealers and online, where customers can create custom headwear designs. The Game has two signature headwear designs, “The Bar” and “The Circle” which are well recognized by consumers across the country. Worn by over 800 colleges and universities, The Game is proud to be the headwear worn by many NCAA baseball and softball champions. We are the exclusive licensee of Salt Life® apparel, headwear, decals, bags and other accessories, and hold an exclusive master apparel license for Realtree Outfitters® and Realtree Girl® brands.
Delta offers more basic, high quality apparel garments for the entire family under its primary brand names Delta Pro Weight® and Delta Magnum Weight®. Delta products are offered in a wide range of colors available in 6-month infant to adult sizes up to 4X. The Pro Weight line represents a diverse selection of mid-weight, 100% cotton silhouettes in a large color palette. The Magnum Weight line is designed to give our customers a variety of silhouettes in a heavier-weight, 100% cotton fabric.
FunTees designs, markets and manufactures private label custom knit t-shirts primarily to major branded sportswear companies, including Nike, Quiksilver and Columbia Sportswear. The majority of the merchandise is embellished, and we offer our customers a wide variety of packaging services so the products can be shipped store-ready.
A key to our business success is our ability to anticipate and quickly respond to changing consumer preferences. We maintain a California-based design lab that provides trend reports, concepts and color trends to keep our products and designs in style. This information is used by our in-house designers and merchandisers, along with our sales and marketing personnel, who review market trends, sales results and the popularity of our latest products to design new merchandise to meet the expected future demands of our consumers.
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
We have distribution rights to other trademarks through license agreements. The Soffe and To The Game business units are official licensees for most major colleges and universities. Junkfood has rights to distribute trademarked apparel across athletics (including the

NFL and NBA), entertainment, foods, and numerous other pop culture categories. We also have license agreements for motorsports properties (including NASCAR), Churchill Downs, golf and other various resort properties. Our license agreements are typically non-exclusive in nature and have terms that range from one to three years. In addition, we are the exclusive licensee for tees, fleece and headwear within the Realtree Outfitters® outdoor lifestyle apparel brand, and also a licensee for Realtree Girl® brand. We expanded our lifestyle brand apparel line in fiscal year 2011 by becoming the exclusive licensee for Salt Life® apparel, headwear, decals, bags and other accessories. In fiscal year 2012, we expanded our relationship with Salt Life® by becoming the exclusive licensee for footwear and also opened the flagship Salt Life® apparel retail store in Jacksonville Beach, Florida. While historically we have been able to renew our license agreements, the loss of certain license agreements could have a material adverse effect on our results of operations. Although we are not dependent on any single license, our license agreements collectively are of significant value to our branded segment.
SALES & MARKETING
Our sales and marketing consists of both employed and independent sales representatives and agencies located throughout the country. In the branded segment, sales teams service specialty and boutique, upscale and traditional department stores, sporting goods, outdoor, military, and college bookstore customer bases. We also have a growing international presence with our Junk Food® products in Canada, Europe, Asia and Australia. In the basics segment, our sales personnel sell our knit apparel products primarily direct to large and small screen printers and into the promotional products markets. Our private label products are sold primarily to major branded sportswear companies. Additionally, all brands leverage both in-house and outsourced marketing communications professionals to amplify their lifestyle statements.
During fiscal year 2012, we shipped to approximately 13,000 customers, many of whom have numerous retail "doors". No single customer accounted for more than 10% of sales in fiscal years 2012, 2011 or 2010, and our strategy is to not become dependent on any single customer. Revenues attributable to foreign countries represented approximately 1% of our total consolidated net sales in each of fiscal years 2012, 2011 and 2010.
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
We believe that competition within our branded segment is based primarily upon design, brand recognition, and consumer preference. We focus on sustaining the strong reputation of our brands by adapting our product offerings to changes in fashion trends and consumer preferences. We keep our merchandise fresh with unique artwork and new designs, and support the integrated lifestyle statement of our products through effective consumer marketing. We believe that our favorable competitive position stems from strong consumer recognition and brand loyalty, the high quality of our products, and our flexibility and process control, which help lead to product consistency. Our ability to remain competitive in the areas of quality, price, design, marketing, product development, manufacturing, technology and distribution will, in large part, determine our future success.
Competition in our undecorated basics business is generally based upon price, service, delivery time and quality, with the relative importance of each factor depending upon the needs of the particular customers and the specific product offering. As this business is highly price competitive, competitor actions can greatly influence pricing and demand for our products. While price is still important in the private label market, quality and service are more important factors for customer choice. Our ability to consistently service the needs of our private label customers greatly impacts future business with these customers.
SEASONALITY
Although our various product lines are sold on a year-round basis, the demand for specific products or styles reflects some seasonality, with sales in our fourth fiscal quarter typically being the highest and sales in our second fiscal quarter typically being the lowest. As we continue to expand our product offerings, the seasonality in our business has become less pronounced. The percentage of net sales by quarter for the year ended June 30, 2012 was 25%, 22%, 26% and 27% for the first, second, third, and fourth fiscal quarters, respectively. Consumer demand for apparel is largely influenced by the overall U.S. economy and consumer spending in general. Therefore, the distribution of sales by quarter in fiscal year 2012 may not be indicative of the distribution in future years.
MANUFACTURING

We have a vertically integrated manufacturing platform that supports both our branded and basics segments. Our manufacturing operations begin with the purchase of yarn and other raw materials from third-party suppliers. We manufacture fabrics in either our company-owned domestic textile facility located in Maiden, North Carolina or at Ceiba Textiles, our leased textile facility located near San Pedro Sula, Honduras. In addition, we may purchase fabric from third party contractors to supplement internal production. The manufacturing process continues at one of our seven apparel manufacturing facilities where the products are ultimately sewn into finished garments. These facilities are either company-owned and operated, or leased and operated by us. These facilities are located domestically (two in North Carolina) and internationally (two in Honduras, one in El Salvador and two in Mexico). Our garments may also be embellished and prepared for retail (with any combination of services, including ticketing, hang tags, and hangers). In fiscal years 2012, 2011 and 2010 approximately 73%, 69% and 74%, respectively, of our manufactured products were sewn in company-operated locations. The remaining products were sewn by outside contractors located primarily in the Caribbean basin.
At the 2012, 2011 and 2010 fiscal year-ends, our long-lived assets in Honduras, El Salvador and Mexico collectively comprised approximately 44%, 45% and 49%, respectively, of our total net property, plant and equipment, with our long-lived assets in Honduras comprising 34%, 37% and 43%, respectively. See Item 1A. Risk Factors for a description of risks associated with our operations located outside the United States.
Along with our internal manufacturing, we purchase fabric, undecorated products and full-package products from independent sources throughout the world. In fiscal years 2012, 2011 and 2010, we sourced approximately 20%, 23% and 25%, respectively, of our products from third parties.
RAW MATERIALS
We have a supply agreement with Parkdale America, LLC (“Parkdale”) to supply our yarn requirements until March 31, 2013. Under the supply agreement, we purchase from Parkdale all of our yarn requirements for use in our manufacturing operations, excluding yarns that Parkdale does not manufacture or cannot manufacture due to temporary capacity constraints. The purchase price of yarn is based upon the cost of cotton plus a fixed conversion cost. We are currently in discussions to secure a new agreement to supply our yarn requirements and do not believe a new agreement would change any competitive position we may currently have associated with the supply agreement. If Parkdale’s operations are disrupted and it is not able to provide us with our yarn requirements, we may need to obtain yarn from alternative sources. Although alternative sources are presently available, we may not be able to enter into short-term arrangements with substitute suppliers on terms as favorable as our current terms with Parkdale. Because there can be no assurance that we would be able to pass along the higher cost of yarn to our customers, this could have a material adverse effect on our results of operations. During calendar year 2011, the apparel industry as a whole experienced unprecedented increases in cotton prices leading to ensuing price volatility in calendar 2012. The record high cotton prices, coupled with price discounting that occurred in the basic undecorated tee market, led to our decision to take a $16.2 million inventory writedown in our basics segment in the second fiscal quarter of 2012, the primary factor in the Company's net loss for fiscal year 2012.
We also purchase specialized fabrics that we currently do not have the capacity or capability to produce and may purchase other fabrics when it is cost-effective to do so. While these fabrics typically are available from various suppliers, there are times when certain yarns become limited in quantity, causing some fabrics to be difficult to source. This can result in higher prices or the inability to provide products to customers which could negatively impact our results of operations. Dyes and chemicals are also purchased from several suppliers. While historically we have not had difficulty obtaining sufficient quantities of dyes and chemicals for manufacturing, the availability of products can change, which could require us to adjust dye and chemical formulations. In certain instances, these adjustments can increase manufacturing costs, negatively impacting our results of operations.
EMPLOYEES AND SOCIAL RESPONSIBILITY
As of June 30, 2012, we employed approximately 7,200 full time employees, of whom approximately 1,900 were employed in the United States. There are approximately 1,800 employees at one of our facilities in San Pedro Sula, Honduras covered by a collective bargaining agreement. We recently received notice from the Honduran Labor Ministry that a petition for union representation of employees at a separate facility in San Pedro Sula, Honduras has been filed. We have not yet received any requests for collective bargaining in connection with such petition. We have historically conducted our operations without significant labor disruptions and believe that our relations with our employees are good. We have invested significant time and resources in ensuring that the working conditions in all of our facilities meet or exceed the standards imposed by the governing laws. We have obtained WRAP (Worldwide Responsible Accredited Production) certification for all of our manufacturing facilities that we operate in the United States, Honduras, El Salvador and Mexico. Soffe and To The Game are affiliates of FLA (Fair Labor Association) as college licensees. In 2011, Delta Apparel, Inc. was approved by the FLA board as a participating company of the association. This affiliation with FLA further enhances human rights compliance monitoring for Delta Apparel plants and our third party contractors. In addition, we have proactive programs to promote workplace safety, personal health, and employee wellness. We also support educational institutions in the communities where we operate.

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
RESEARCH & DEVELOPMENT
Although we continually seek new products and brands to take to market via our diverse distribution network and customer base, there were no material amounts expended on research and development in the fiscal year ended June 30, 2012.
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
We operate in a rapidly changing, highly competitive business environment that involves substantial risks and uncertainties, including, but not limited to, the risks identified below. The following factors, as well as factors described elsewhere in this report or in other filings with the SEC, which could materially affect our business, financial condition or operating results and the value of Company securities held by investors, should be carefully considered in evaluating our Company and the forward-looking statements contained in this report or future reports. The risks described below are not the only risks facing Delta Apparel, Inc. Additional risks not presently known to us or that we currently do not view as material, may become material, and may impair our business operations. Any of these risks could cause, or contribute to causing, our actual results to differ materially from expectations. We expressly disclaim any obligation to publicly update or revise any risk factors, whether as a result of new information, future events or otherwise, except as required by law.
The price and availability of purchased yarn and other raw materials is prone to significant fluctuations and volatility. Cotton is the primary raw material used in the manufacture of our apparel products. The price of cotton fluctuates and is affected by weather, consumer demand, speculation on the commodities market, and other factors that are generally unpredictable and beyond our control. As described under the heading “Raw Materials”, the price of yarn purchased from Parkdale is based upon the cost of cotton plus a fixed conversion cost. We set future cotton prices with purchase commitments as a component of the purchase price of yarn in advance of the shipment of finished yarn from Parkdale. Prices are set according to prevailing prices, as reported by the New York Cotton Exchange, at the time we enter into the commitments. Thus, we are subject to the commodity risk of cotton prices and cotton price movements, which could result in unfavorable yarn pricing for us. In addition, if Parkdale’s operations are disrupted and it is not able to provide us with our yarn requirements, we may need to obtain yarn from alternative sources. We may not be able to enter into short-term arrangements with substitute suppliers on terms as favorable as our current terms with Parkdale, which could negatively affect our business. The Company and the apparel industry as a whole experienced unprecedented increases in cotton prices and price volatility during the fiscal year ended June 30, 2012. We were unable to pass through to our customers this higher cost cotton and ultimately decided to take an approximately $16.2 million inventory writedown in our basics segment in the second quarter. This second quarter inventory writedown was the primary factor in the Company's net loss for fiscal year 2012.
Current economic conditions may adversely impact demand for our products. The apparel industry is cyclical and dependent upon the overall level of discretionary consumer spending which changes as regional, domestic and international economic conditions change. These economic conditions include, but are not limited to, employment levels, energy costs, interest rates, tax rates, inflation, personal debt levels, and uncertainty about the future, with many of these factors outside of our control. Overall, consumer purchases of discretionary items tend to decline during recessionary periods when disposable income is lower. As such, further deterioration in general economic conditions that creates uncertainty or alters discretionary consumer spending habits could reduce our sales. Because we match our manufacturing production to demand, weakening sales may require us to reduce output, thereby increasing per unit costs and lowering our gross margins, causing a material adverse effect on our results of operations.
Deterioration of the financial condition of our customers or suppliers could adversely affect our financial position and results of operations. We extend credit to our customers, generally without requiring collateral. The extension of credit involves considerable judgment and is based on an evaluation of each customer’s financial condition and payment history. We monitor credit risk exposure by periodically obtaining credit reports and updated financial statements on our customers. Further deterioration in the economy, continued decline in consumer purchases of apparel, or further disruption in the ability of our customers to access liquidity could have an adverse effect on the financial condition of our customers. During the past several years, various retailers and other customers have experienced significant difficulties, including restructurings, bankruptcies and liquidations. The inability of these retailers and other customers to overcome these difficulties may increase due to the current worldwide economic conditions. We maintain an allowance for doubtful accounts for potential credit losses based upon current conditions, historical trends and other available information. However, the inability to collect on sales to significant customers or a group of customers could have a material adverse effect on our financial condition and results of operations. In addition, significant changes in the operations or financial condition of any of our suppliers or other parties with which we do business could result in disruption to our business and have a material adverse effect on our financial condition and results of operations.
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
Our success depends, in part, on our ability to predict or effectively react to changing consumer preferences and trends. The success of our businesses depends on our ability to anticipate and respond quickly to changing consumer demand and preferences in apparel and headwear. We believe that our brands are recognized by consumers across many demographics. The popularity, supply and demand for particular products can change significantly from year to year based on prevailing fashion trends and other factors and therefore our ability to adapt to fashion trends in designing products is important to the success of our brands. If we are unable to quickly adapt to changes in consumer preferences in the design of products, our results of operations could be adversely affected.
Our basics segment is subject to significant pricing pressures which may decrease our gross profit margins if we are unable to implement our cost reduction strategies. We operate our basics segment in a highly competitive, price sensitive industry. Our strategy in this market environment is to be a low-cost producer and to differentiate ourselves by providing quality products and value-added services to our customers. To help achieve this goal, we began production in Ceiba Textiles, our Honduran textile facility, in fiscal year 2008. In the fourth quarter of fiscal year 2009, we closed our Soffe textile manufacturing facility in Fayetteville, North Carolina and moved this production to our Maiden, North Carolina and Ceiba Textiles plants. In fiscal year 2010, we began the expansion of Ceiba Textiles to increase internal manufacturing capacity and further leverage the fixed cost of the facility, and continued the expansion during fiscal year 2011. In fiscal year 2012, we moved several functions of our private label business to our El Salvador facility to better serve customers through an enhanced and efficient product development process. In conjunction with this, we began a modernization of our decoration equipment to expand capabilities and lower costs. These initiatives, along with continual improvements in our production and delivery of products, are expected to lower our product costs and improve our results of operations. Failure to achieve the cost savings expected from these initiatives could have a material adverse effect on our results of operations.
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
Our business is influenced by weather patterns. Our business is susceptible to unseasonable weather conditions. For example, extended periods of unusually warm temperatures during the winter season or cooler weather during the spring and summer seasons could render portions of our inventory incompatible with weather conditions and influence consumers to alter their apparel purchasing habits. Reduced sales volumes from extreme or prolonged unseasonable weather conditions could cause adversely affect our business and results of operations.
We currently pay income taxes at lower than statutory rates and may incur additional tax liability. We are subject to income tax in the United States and in foreign jurisdictions in which we generate net operating profits. We benefit from a lower overall effective income tax rate due to the majority of our manufacturing operations being located in foreign tax-free locations. Our U.S. legal entity contracts with our foreign subsidiaries to manufacture products on its behalf with the intercompany prices paid for the manufacturing services and manufactured products based on an arms-length standard and supported by an economic study. We have concluded that the profits earned in the tax-free locations will be considered permanently reinvested. Thus, no U.S. deferred tax liability is recorded on these profits, causing our effective tax rate to be significantly below U.S. statutory rates. Our effective tax rate could be adversely affected by changes in the mix of earnings between the U.S. and tax-free foreign jurisdictions. In addition, changes to U.S. tax laws impacting how U.S. multinational corporations are taxed on foreign earnings or a need or requirement for us to remit tax-free earnings back to the U.S. could also have a material adverse effect on our tax expense and cash flow.
We may be restricted in our ability to borrow under our revolving credit facility. Significant operating losses or significant uses of cash in our operations could cause us to default on our asset-based revolving credit facility. Our ability to borrow under the credit facility depends on our accounts receivable and inventory levels. A significant deterioration in our accounts receivable or inventory levels could restrict our ability to borrow funds. In addition, our credit facility includes a financial covenant that if the amount of availability falls below an amount equal to 12.5% of the lesser of the borrowing base or $145 million, our Fixed Charge Coverage Ratio (“FCCR”) (as defined in our credit agreement) for the preceding 12 month period must not be less than 1.1 to 1.0. In addition, the credit facility includes customary conditions to funding, representations and warranties, covenants, and events of default. The covenants include, among other things, limitations on asset sales, consolidations, mergers, liens, indebtedness, loans, investments, guaranties, acquisitions, dividends, stock repurchases, and transactions with affiliates. An event of default under the credit facility could result in an acceleration of our obligations under the agreement, in the foreclosure on any assets subject to liens in favor of the credit facility’s lenders, and in our inability to borrow additional amounts under the credit facility. Although our availability at June 30, 2012, was $33.6 million and our FCCR for the preceding twelve months was 1.2x, a significant decline in our profitability could cause our FCCR to fall below 1.1x, thereby requiring us to maintain a minimum availability as defined in our credit agreement. This action could restrict our ability to borrow funds and adversely affect our financial position and results of operations.
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
We have expanded our business through acquisitions that could result in diversion of resources, an inability to integrate acquired operations and extra expenses. A part of our growth strategy involves acquiring businesses that complement our existing business. The negotiation of potential acquisitions and integration of acquired businesses could divert our management’s attention from our existing businesses, which could negatively impact our results of operations. In addition, if the integration of an acquired business is not successful or takes significantly longer than expected, or if we are unable to realize the expected benefits from an acquired business, it could adversely affect our financial condition and results of operations.
The price of energy and fuel costs are prone to significant fluctuations and volatility which could adversely affect our results of operations. Our manufacturing operations require high inputs of energy, and therefore changes in energy prices directly impact our gross profits. In addition, we incur significant freight costs to transport goods between the United States and our offshore facilities, along with transportation expenses to ship products to our customers. The cost of energy and fuel fluctuates due to a number of factors outside our control, including government policy and regulation and weather conditions. We continue to focus on manufacturing methods that will reduce the amount of energy used in the production of products to mitigate risks of fluctuations in the cost of energy. In addition, we enter into forward contracts to fix a portion of the expected natural gas requirements for delivery in the future in order to mitigate potential increases in costs. However, significant increases in energy and fuel prices may make us less competitive compared to others in the industry, which may have a material adverse effect on our results of operations.
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
Data security and privacy breaches could lead to liability and reputational damage. Our business involves the regular collection and use of sensitive and confidential information regarding customers and employees. These activities are highly regulated and privacy and information security laws are complex and constantly changing. Compliance with these laws and regulations may result in additional costs due to new systems and processes and our non-compliance can lead to legal liability. Further, despite the security measures we have in place, any actual or perceived information security breach, whether due to "cyber attack", computer viruses or human error, could lead to damage to our reputation and a resulting material adverse effect on our financial condition and results of operations.

Our business could be harmed if we are unable to deliver our products to the market due to problems with our distribution network. We have company-owned and leased distribution facilities located throughout the United States. Any significant interruption in the operation of any of these facilities or our related sourcing and transportation logistics functions, whether within or outside of our control, may delay shipment of merchandise to our customers, potentially damaging our reputation and customer relationships and causing a loss of revenue. In addition, if we are unable to successfully coordinate the planning of inventory across these facilities and the distribution activities, it could have a material adverse effect on our financial condition and results of operations.
Failure of our operations to comply with safety, health and environmental regulations could have a material adverse effect on our financial position and results of operations. Our operations must meet extensive federal, state and local regulatory standards in the areas of safety, health and environmental pollution controls. There can be no assurance that interpretations of existing regulations, future changes in existing laws, or the enactment of new laws and regulations will not require substantial additional expenditures. Although we believe that we are in compliance in all material respects with existing regulatory requirements, the extent of our liability, if any, for the discovery of currently unknown problems or conditions, or past failures to comply with laws, regulations and permits applicable to our operations, cannot be determined and could have a material adverse effect on our financial position and results of operations.
We are subject to periodic litigation in both domestic and international jurisdictions that may adversely affect our financial position and results of operations. From time to time we may be involved in legal and regulatory actions regarding product liability, employment practices, trademark infringement, bankruptcies and other litigation. Due to the inherent uncertainties of litigation in both domestic and foreign jurisdictions, we cannot accurately predict the ultimate outcome of any such proceedings. These proceedings could cause us to incur costs and may require us to devote resources to defend against these claims and could ultimately result in a loss against these claims or other remedies such as product recalls, which could adversely affect our financial position and results of operations. For a description of current legal proceedings, see Part I, Item 3, Legal Proceedings.
We rely on the strength of our trademarks and could incur significant costs to protect these trademarks. Our trademarks, including Soffe®, Junk Food®, The Game®, and The Cotton Exchange® among others, are important to our marketing efforts and have substantial value. In addition, we have trademarked the Three-Bar-Design and the Circle Design, which are recognized collegiate designs. We aggressively protect these trademarks and have incurred legal costs in the past to establish and protect these trademarks, but these costs have not been significant. We may in the future be required to expend significant additional resources to protect these trademarks. The loss or limitation of the exclusive right to use our trademarks could adversely affect our sales and results of operations.
A significant portion of our business relies upon license agreements. We rely on licensed products for a significant part of our sales. Although we are not dependent on any single license, we believe that our license agreements in the aggregate are of significant value to our business. The loss of or failure to obtain, renew or extend license agreements on favorable terms could adversely affect our sales and results of operations and have a material adverse effect on our financial condition and results of operations.
We may be subject to the impairment of acquired intangible assets. When we acquire a business, a portion of the purchase price of the acquisition may be allocated to goodwill and other identifiable intangible assets. The amount of the purchase price that is allocated to goodwill and other intangible assets is determined by the excess of the purchase price over the net identifiable assets acquired. At June 30, 2012 and July 2, 2011, our goodwill and other intangible assets were approximately $23.6 million and $24.2 million, respectively. We conduct an annual review, and more frequent reviews if events or circumstances dictate, to determine whether goodwill is impaired. We also determine whether impairment indicators are present related to our identifiable intangible assets. If we determine that goodwill or intangible assets are impaired, we would be required to write down the value of these assets. We completed our annual impairment test of goodwill on the first day of our third fiscal quarter. Based on the valuation, there does not appear to be impairment on the goodwill associated with Junkfood, the only remaining goodwill recorded on our financial statements. We also concluded that there are no additional indicators of impairment related to our intangible assets. There can, however, be no assurance that we will not be required to take an impairment charge in the future, which could have a material adverse effect on our results of operations.
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
Significant changes to international trade regulations could adversely affect our results of operations. The majority of our products are manufactured in Honduras, El Salvador and Mexico. We therefore benefit from current free trade agreements and other duty preference programs, including the North American Free Trade Agreement (“NAFTA”) and the Central America Free Trade Agreement (“CAFTA”). Our claims for duty free or reduced duty treatment under CAFTA, NAFTA and other available programs are largely conditioned on our ability to produce or obtain accurate records (some of which are provided to us by third parties) about production processes and sources of raw materials. Subsequent repeal or modification of NAFTA or CAFTA, or the inadequacy or unavailability of supporting records, could materially adversely affect our results of operations. In addition, our products are subject to foreign competition, which in the past has been faced with significant U.S. government import restrictions. The extent of import protection afforded to domestic apparel producers has been, and is likely to remain, subject to political considerations. The elimination of import protections for domestic apparel producers could significantly increase global competition, which could adversely affect our business.

Any failure to comply with international trade regulations could cause us to become subject to investigation resulting in significant penalties or claims or our inability to conduct business, adversely affecting our results of operations. A complaint was filed in March 2012 with the U.S. Department of Labor's Office of Trade & Labor Affairs by the AFL-CIO and various Honduran union federations alleging that the Honduran government failed to enforce its labor laws in violation of the provisions of CAFTA. The complaint contains various and sundry allegations of Honduran labor law violations by U.S.-based companies with Honduran operations, including our Ceiba Textiles operations. We contend that the allegations against Ceiba Textiles have no merit. The U.S. Department of Labor has initiated an investigation of the allegations in the complaint and indicates that it will issue a report in the near future. The legal action, if any, that may result from this investigation would be an action by the U.S. government against Honduras under CAFTA, not a legal action against us related to the specific allegations against it contained in the complaint. However, an action against Honduras could result in sanctions or other penalties against Honduras under CAFTA or other governmental action that could have a material negative effect on our ability to conduct business.
Changes in domestic or foreign employment regulations or changes in our relationship with our employees could adversely affect our results of operations. We employ approximately 7,200 employees worldwide, with approximately 5,400 of these employees being in Honduras, El Salvador or Mexico. Changes in domestic and foreign laws governing our relationships with our employees, including wage and human resources laws and regulations, fair labor standards, overtime pay, unemployment tax rates, workers' compensation rates and payroll taxes, would likely have a direct impact on our operating costs. A significant increase in wage rates in the countries in which we operate could have a material impact on our operating results. Our employees are currently not party to any collective bargaining agreements, with the exception of approximately 1,800 employees at one of our facilities in Honduras, which are party to a three year collective bargaining agreement. We recently received notice from the Honduran Labor Ministry that a petition for union representation of employees at a separate facility in Honduras has been filed but we have yet to receive any requests for collective bargaining in connection with such petition. We have historically conducted our operations without significant labor disruptions and believe that our relations with our employees are good. However, if labor relations were to change, it could adversely affect the productivity and ultimate cost of our manufacturing operations.
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
The value of our brands and sales of our products could be diminished by negative publicity resulting from violations in labor laws or unethical business practices. We are committed to ensuring that all of our manufacturing facilities comply with our strict internal Code of Conduct, local and internal laws, and the codes and principles to which we subscribe, including those of Worldwide Responsible Accredited Production (WRAP) and Fair Labor Association (FLA). In addition, we require our suppliers and independent contractors to operate their businesses in compliance with the laws and regulations that apply to them. However, we do not control these suppliers and independent contractors. A violation of our policies, labor laws or other laws by our suppliers or independent contractors could interrupt or otherwise disrupt our operations. Negative publicity regarding the production methods of any of our suppliers or independent contractors could adversely affect our reputation and sales, which could adversely affect our business. A consequence of the aforementioned potential legal action by the U.S. government against Honduras under CAFTA could be negative publicity for us that adversely affects our relationships with customers and licensing partners.
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
As of September 11, 2012, we had 8,389,039 shares of common stock outstanding. We believe that approximately 45% of our stock is beneficially owned by entities and individuals who each own more than 5% of the outstanding shares of our common stock. Included in the 45% are institutional investors that beneficially own more than 5% of the outstanding shares. These institutional investors own approximately 32% of the outstanding shares of our common stock. Sales of substantial amounts of our common stock in the public market by any of these large holders could adversely affect the market price of our common stock.
The market price of Delta Apparel shares is likely to be highly volatile and the stock market in general can be highly volatile. Fluctuations in Delta Apparel stock price may be influenced by, among other things, the general economic and market conditions, conditions or trends in our industry, changes in the market valuations of other apparel companies, announcements by us or our competitors of significant acquisitions, strategic partnerships or other strategic initiatives, and increased trading volumes. Many of these factors are beyond our control, but may cause the market price of our common stock to decline, regardless of our operating performance.

Efforts to comply with the evolving regulatory landscape regarding public company governance and disclosure will result in significant additional costs. We are committed to maintaining high standards for internal controls over financial reporting, corporate governance and public disclosure. However, evolving laws, regulations and standards relating to these issues such as the Dodd-Frank Wall Street Reform and Consumer Protection Act, the Sarbanes-Oxley Act, and similar regulations have created significant additional compliance requirements for companies like us. We have devoted and will continue to devote significant resources, and our management team has devoted and will continue to devote substantial time, to comply with these standards. This will lead to increases in our cost structure, divert the attention of our management team from revenue generating activities to compliance efforts, and could have a material adverse effect on our business, financial condition and results of operations.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
Our principal executive office is located in a leased facility in Greenville, South Carolina. We own and lease properties supporting our administrative, manufacturing, distribution and direct outlet activities. Our products are manufactured through a combination of facilities that we either own, or lease and operate. As of June 30, 2012, we owned or leased twelve manufacturing facilities (located in the United States, Honduras, El Salvador and Mexico) and ten distribution facilities (all within the United States). In addition, we operated seven leased factory-direct stores and maintained three leased showrooms.
Our primary manufacturing and distribution facilities are as follows:

Location	Utilization	Segment
Maiden Plant, Maiden, NC	Knit/dye/finish/cut	Basics and branded
Ceiba Textiles, Honduras*	Knit/dye/finish/cut	Basics and branded
Honduras Plant, San Pedro Sula, Honduras*	Sew	Basics and branded
Cortes Plant, San Pedro Sula, Honduras*	Sew	Basics and branded
Mexico Plant, Campeche, Mexico*	Cut/sew	Basics and branded
Textiles LaPaz, La Paz, El Salvador*	Sew/decoration	Basics and branded
Campeche Sportswear, Campeche, Mexico*	Sew/decoration	Basics and branded
Fayetteville Plant, Fayetteville, NC	Sew/decoration	Branded
Rowland Plant, Rowland, NC	Sew	Basics and branded
Cotton Exchange, Wendell, NC*	Decoration	Branded
Art Gun Office, Miami, FL*	Decoration/distribution	Branded
Downing Drive, Phenix City, AL*	Decoration/distribution	Branded
Warehouse, Louisville, KY*	Distribution	Branded
Distribution Center, Clinton, TN	Distribution	Basics
Distribution Center, Santa Fe Springs, CA*	Distribution	Basics and branded
Distribution Center, Miami, FL*	Distribution	Basics and branded
Distribution Center, Cranbury, NJ*	Distribution	Basics and branded
DC Annex, Fayetteville, NC*	Distribution	Branded
Distribution Center, Lansing, MI*	Distribution	Branded
Distribution Center, Wendell, NC*	Distribution	Branded

*	- Denotes leased location
We believe that all of our facilities are suitable for the purposes for which they are designed and are generally adequate to allow us to remain competitive. During fiscal year 2012, we took actions in our supply chain to balance capacities with the lower unit demand, taking additional downtime at some of our production facilities. These curtailments allowed us to reduce inventories in an orderly manner and reduce excess working capital in the business. We currently expect our facilities to run near full capacity during fiscal year 2013, but will take the necessary actions to balance capacities with demand as needed. Substantially all of our assets are subject to liens in favor of our lenders under our U.S. asset-based secured credit facility and our Honduran loan.

ITEM 3.	LEGAL PROCEEDINGS

Audit Committee Internal Investigation Completed

The Audit Committee internal investigation previously disclosed in connection with the September 12, 2012, Form 12b-25 we filed with the U.S. Securities and Exchange Commission has been completed.  The investigation was initiated in response to issues raised internally by a former employee in our Activewear division on August 13, 2012, regarding that division's fiscal year-end financial closing processes.  The Audit Committee believes that the investigation, which utilized a team of independent counsel and information technology and forensic accounting professionals and involved a comprehensive review of documents and e-mails and interviews with employees and other individuals, was extensive and complete.  The Audit Committee found no evidence to support the issues or corroborate the allegations raised by the former employee regarding our Activewear division's financial closing processes and related financial controls.  The Audit Committee continues to have full confidence in the integrity of our financial processes and controls as well as our financial statements.

We have incurred additional legal and professional fees in connection with this investigation of approximately $1.2 million, which amounts will be recorded in our 2013 first fiscal quarter. Significant future expenses related to the investigation are not expected.

U.S. Consumer Product Safety Commission
We received an inquiry from the U.S. Consumer Product Safety Commission (“Commission”) regarding a children's drawstring hoodie product sourced, distributed and sold by our Junkfood division and its compliance with applicable product safety standards. The Commission subsequently investigated the matter, including whether we complied with the reporting requirements of Consumer Product Safety Act (“CPSA”), and the garments in question were ultimately recalled. On or about July 25, 2012, Junkfood received notification from the Commission staff alleging that Junkfood knowingly violated CPSA Section 15(b) and that it will recommend to the Commission a $900,000 civil penalty. We contend that the Commission's allegations are without merit.
On August 27, 2012, Junkfood responded to the Commission staff regarding its recommended penalty, setting forth a number of defenses and mitigating factors that could result in a much lower penalty, if any, ultimately imposed by a court should the matter proceed to litigation. While we will continue to defend against these allegations, we believe it is probable that a liability has been incurred. Based upon the terms of previously published CPSC settlements and related product recall notices, we believe if we settle the matter the minimum settlement amount would be $25 thousand. Should the Commission seek enforcement of the recommended civil penalty and ultimately prevail on its claims at trial, we could be required to pay amounts exceeding $900,000, along with interest and the Commission's costs and fees. As of June 30, 2012 we have recorded a liability for the most likely outcome within this range.
In addition, at times we are party to various legal claims, actions and complaints. We believe that, as a result of legal defenses, insurance arrangements, and indemnification provisions with parties believed to be financially capable, such actions should not have a material effect on our operations, financial condition, or liquidity.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matters were submitted to a vote of security holders during the fourth quarter of our 2012 fiscal year.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information for Common Stock: The common stock of Delta Apparel, Inc. is listed and traded on the NYSE MKT under the symbol “DLA”. As of September 11, 2012, there were approximately 986 record holders of our Common Stock.
The following table sets forth, for each of the periods indicated below, the high and low sales prices per share of our Common Stock as reported on the NYSE MKT.

	Fiscal Year 2012		Fiscal Year 2011
	High	Low	High	Low
First Quarter	$19.87	$14.24	$15.56	$12.56
Second Quarter	19.74	14.66	15.59	12.00
Third Quarter	19.71	14.01	14.78	12.00
Fourth Quarter	17.22	13.22	18.72	13.89

Dividends: Our Board of Directors did not declare, nor were any dividends paid, during fiscal years 2012 and 2011. Subject to the provisions of any outstanding blank check preferred stock (none of which is currently outstanding), the holders of our common stock are entitled to receive whatever dividends, if any, that may be declared from time to time by our Board of Directors in its discretion from funds legally available for that purpose. Under our credit agreement, we are allowed to make cash dividends and stock repurchases if (i) as of the date of the payment or repurchase and after giving effect to the payment or repurchase, we have availability on that date of not less than $15 million and average availability for the 30 day period immediately preceding that date of not less than $15 million; and (ii) the aggregate amount of dividends and stock repurchases after May 27, 2011 does not exceed $19 million plus 50% of our cumulative net income (as defined in the Amended Loan Agreement) from the first day of fiscal year 2012 to the date of determination. At June 30, 2012 and July 2, 2011, there was $14.8 million and $18.7 million, respectively, of retained earnings free of restrictions to make cash dividends or stock repurchases.
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
Comparison of Total Return Among Delta Apparel, Inc., NYSE Amex US Market Index, and NYSE Amex Wholesale & Retail Trade Index: Our common stock began trading on the NYSE Amex on June 30, 2000, the last trading day of our fiscal year 2000. Prior to that date, no securities of Delta Apparel were publicly traded. Set forth below is a line graph comparing the yearly change in the cumulative total stockholder return, assuming dividend reinvestment, of our common stock with (1) the NYSE Amex US Market Index (the “NYSE Amex US Market Index”) and (2) the NYSE Amex Wholesale and Retail Trade Index (the “NYSE Amex Wholesale and Retail Trade Index”), which is comprised of all NYSE Amex companies with SIC codes from 5000 through 5999. This Performance Graph assumes that $100 was invested in the common stock of our Company and comparison groups on July 1, 2007 and that all dividends have been reinvested.

	2007	2008	2009	2010	2011	2012
Delta Apparel, Inc.	$100.00	$20.66	$38.25	$77.84	$96.44	$76.28
NYSE Amex US Market Index	$100.00	$89.81	$65.63	$76.20	$96.23	$92.87
NYSE Amex Wholesale & Retail Trade Index	$100.00	$86.60	$81.72	$124.27	$137.08	$139.89

ITEM 6.	SELECTED FINANCIAL DATA
See information regarding our acquisitions within “Item 1. Business” under the heading “Acquisitions”. The selected financial data includes the financial position and results of operations of acquired businesses beginning on the date of acquisition. The consolidated statements of operations for the years ended June 28, 2008 and June 27, 2009, and the consolidated balance sheet data as of June 28, 2008, June 27, 2009 and July 3, 2010 are derived from, and are qualified by reference to, our audited consolidated financial statements not included in this document. The consolidated statement of operations data for the years ended July 3, 2010, July 2, 2011, and June 30, 2012, and the consolidated balance sheet data as of July 2, 2011, and June 30, 2012, are derived from, and are qualified by reference to, our audited consolidated financial statements included elsewhere in this document. We operate on a 52-53 week fiscal year ending on the Saturday closest to June 30. All fiscal years shown were 52-week years with the exception of fiscal year 2010 which was a 53-week year. Historical results are not necessarily indicative of results to be expected in the future. The selected financial data should be read in conjunction with the Consolidated Financial Statements and the related notes as indexed on page F-1 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7.

	Fiscal Year Ended
	June 30, 2012	July 2, 2011	July 3, 2010	June 27, 2009	June 28, 2008
	(In thousands, except per share amounts)
Statement of Operations Data:
Net sales	$489,923	$475,236	$424,411	$355,197	$322,034
Cost of goods sold	(406,200)	(359,001)	(323,628)	(278,758)	(257,319)
Selling, general and administrative expenses	(89,973)	(91,512)	(80,695)	(64,388)	(59,898)
Valuation adjustment, net	—	918	—	—	—
Other income (expense), net	28	(345)	74	96	132
Restructuring costs *	—	—	—	—	(62)
Operating (loss) income	(6,222)	25,296	20,162	12,147	4,887
Interest expense, net	4,132	2,616	3,509	4,718	6,042
(Loss) income before income taxes	(10,354)	22,680	16,653	7,429	(1,155)
(Benefit) provision for income taxes	(7,907)	5,353	4,466	973	(647)
Net (loss) income	$(2,447)	$17,327	$12,187	$6,456	$(508)

Basic (loss) earnings per common share:	$(0.29)	$2.04	$1.43	$0.76	$0.06

Diluted (loss) earnings per common share:	$(0.29)	$1.98	$1.40	$0.76	$(0.06)

Dividends declared per common share	$—	$—	$—	$—	0.05

Balance Sheet Data (at year end):
Working capital	$187,029	$160,646	$125,163	$135,369	$133,917
Total assets	320,394	311,865	251,333	256,993	261,623
Total long-term debt, less current maturities	110,949	83,974	62,355	85,936	95,542
Shareholders’ equity	138,967	141,965	125,714	112,145	104,893

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

BUSINESS OUTLOOK
While we are pleased that Delta Apparel, Inc. was able to deliver yet another record-sales year and take important steps to position ourselves for continued growth in the future, we were disappointed with the amount of demand destruction that took place in the marketplace as selling prices at retail reflected the higher cotton costs incurred by the Company in fiscal 2012. This hurt our Delta Catalog business as customers de-stocked in anticipation of lower prices in the future. Our Soffe business also felt the impact, as replenishment orders from department stores were lower than anticipated as these retailers saw significant drops in same store sales. As cotton prices have stabilized to some degree and inventories in the marketplace level out, we anticipate renewed growth and stronger margins in both of these businesses in fiscal year 2013.
We have initiated strategies and are evaluating other aggressive plans to better leverage our businesses and accelerate growth. During fiscal year 2012, we completed the initiative of getting all our branded businesses on the same enterprise resource planning (ERP) system. We are already seeing improved service efficiencies from these conversions in apparel ordering, warehousing and distribution processes and expect to benefit from lower expenses going forward. We expect to continue further ERP initiatives to streamline our processes and add a strong business-to-business platform for our Soffe customers.
In fiscal year 2012, we began moving our FunTees private label business onto our existing software platform used in the Delta Catalog business, and expect to complete the conversion in the first half of fiscal year 2013. This consolidation will allow us to better manage our inventory flow and gain further synergies that should improve our operating margins.
We expensed, as a component of cost of goods sales, $1.7 million dollars in the second half of the fiscal year to balance manufacturing capacity with demand, although our unit sales of undecorated tees were up eight percent from the fourth quarter of the prior year and unit sales at FunTees were up over ten percent from the prior year. These curtailments allowed us to reduce our inventories in an orderly manner, free up excess working capital, reduce our commitment to higher cost cotton and better position ourselves to meet our objectives for fiscal year 2013.
We also are in the process of moving several functions of our private label business to our El Salvador facility to better serve customers through an enhanced and efficient product development process. Concurrently, we are further modernizing our decoration equipment, with the objective of expanding capabilities and lowering production costs. We believe the costs of these initiatives, much of which was recognized in the third and fourth quarters of fiscal year 2012, will be more than offset by the long-term benefits and efficiencies that will begin to accrue in fiscal year 2013.
Despite the challenges of fiscal year 2012, we saw good improvement in several of our businesses. The Game, driven by our Salt Life business and improved shipments of motorsports related products, recorded strong sales growth and improved profitability. Junkfood also turned in excellent performance and achieved record revenue driven primarily from strong branding activities and continued growth in sports license products. The Art Gun business also achieved excellent gains, tripling net sales for the year with vastly improved margins both in the fourth quarter and full year. FunTees also made great strides during fiscal 2012, achieving record sales and operating profits for the year.
Looking ahead to 2013, we believe cotton prices have stabilized somewhat and there should be an abundant world supply of cotton over the next year. Therefore, we are remaining short on future cotton commitments in order to keep the Company in the most flexible position regarding future raw material costs. While demand was tepid during our fourth quarter of fiscal 2012, we have seen solid demand for most of our products as we begin fiscal year 2013, and expect to achieve record revenue in fiscal year 2013 despite comparing against the higher selling prices from the prior year that were driven from the cotton cost. Our inventories are well balanced and we are making continued progress on our commitment to improve service levels across the many markets we serve. While we are still operating our manufacturing facilities at less than full capacity, we made further efficiency gains over the past year which should improve operating margins as we progress through the next several quarters. We also anticipate margin improvement as we gain traction with our strategies to leverage our creative talent and retail relationships across our various operating units. We plan to spend about $7 million for capital improvements in fiscal year 2013, most of which will focus on screen print modernization and expansion in both our international and U.S. facilities, branding and point-of-sale displays for branded products.
Our objective for 2013 is to achieve organic growth in all of our business units and we believe we are well positioned to do so. Our product development, merchandising and marketing efforts, combined with our diverse customer base across many channels of distribution, will be the catalyst that should help us achieve this goal and drive us toward our tenth consecutive year of record revenue.

EARNINGS GUIDANCE
We remain optimistic in our outlook for fiscal year 2013, while recognizing there are many unknowns that are outside of our control that could influence our results. For the fiscal year ending June 29, 2013, we believe we will again achieve record revenues in the range of $500 to $510 million, an increase of 2% to 4% from fiscal year 2012, all of which is expected to be organic growth. Earnings are expected to be in the range of $1.65 to $1.80 per diluted share in fiscal year 2013. We are currently seeing continued improvements in our fiscal year 2013 first quarter over the comparable 2012 period, and anticipate single-digit net sales growth accompanied by a modest operating profit increase prior to factoring the cost of the Audit Committee investigation referenced in Part I, Item 3, Legal Proceedings.

RESULTS OF OPERATIONS
Overview
Fiscal year 2012 marked another year of growth for Delta Apparel, Inc. and our ninth consecutive year of record revenue. We faced significant headwinds as we started the year, including higher energy and transportation costs, a very weak and sluggish economy and, most challenging, extreme volatility in the price of cotton. Although net sales increases and expanded market share in several of our divisions enabled us to maintain our record of revenue growth, they were not enough to entirely offset the negative effect these conditions had on our bottom line.
Higher selling prices, coupled with continued marketing initiatives to gain new customers and expand business relationships with existing customers, drove organic sales growth of 3.1% during fiscal year 2012 on top of the 7.1% organic growth achieved in fiscal year 2011. The organic sales growth resulted in record sales of $489.9 million, an increase of $14.7 million, or 3.1%, from the prior year.
During fiscal year 2012, our profitability was diminished by high cost cotton and other unusual costs associated with the transition of our product development functions that we voluntarily incurred to better position ourselves for the future. Operating profit decreased $31.5 million to ($6.2) million, or (1.3%) of sales, in fiscal year 2012, resulting in net loss of ($2.4) million, or ($0.29) loss per diluted share.
Quarterly Financial Data
For information regarding quarterly financial data, refer to Note 16 - Quarterly Financial Information (Unaudited) to the Consolidated Financial Statements, which information is incorporated herein by reference.
Fiscal Year 2012 versus Fiscal Year 2011
Net sales for fiscal year 2012 were $489.9 million, a $14.7 million, or 3.1%, increase from the prior year sales of $475.2 million, all of which was organic sales growth. Both the basics and branded segments contributed to the increase, with an 0.5% increase in our basics segment and a 6.1% increase in our branded segment. Sales in the branded segment were $235.2 million, or approximately 48% of total sales. Junk Food® apparel and the growth of the Salt Life® collection contributed to the increased sales, which was partially offset by lower sales of Soffe® merchandise. Sales within the basics segment increased to $254.7 million, or 52% of our total revenue. The 0.5% organic growth in the basics segment was driven by a 6.2% increase in average selling prices, partially offset by a decline in units sold.
Gross margins declined 740 basis points to 17.1% of net sales in fiscal year 2012 from 24.5% of net sales in the prior year. The decrease in gross profit as a percentage of sales was driven primarily from the impact of higher raw material prices in both the branded and basics segment. The decrease in margins for the year was accelerated in the second fiscal quarter when we took a $16.2 million inventory markdown in the basics segment, an action taken to account for the negative effect that cotton prices were having on our industry. Our gross margins may not be comparable to other companies, since some companies include costs related to their distribution network in cost of goods sold and we exclude them from gross profit and include them in selling, general and administrative expenses.
Fiscal year 2012 selling, general and administrative expenses were $90.0 million, or 18.4% of sales, compared to $91.5 million, or 19.3% of sales, in the prior year. The decline in selling, general and administrative expenses is primarily from a decrease in performance-based compensation expense resulting from the decline in earnings during fiscal year 2012 compared to the prior year. In addition, fiscal year 2011 included costs associated with the acquisition of The Cotton Exchange, as well as some brand-marketing campaigns that were not repeated in fiscal year 2012.
Fiscal year 2012 resulted in an operating loss of ($6.2) million, or (1.3%) of sales, in fiscal year 2012, compared to $25.3 million, or 5.3% of sales, in fiscal year 2011 resulting from the factors described above. Operating income in the branded and basics segments were $6.3 million and ($12.5) million, respectively.
Net interest expense for fiscal year 2012 was $4.1 million, an increase of $1.5 million, or 57.9%, from $2.6 million for fiscal year 2011. The increase in net interest expense was primarily due to higher debt levels resulting from the additional working capital requirements from the higher raw material costs. In addition, average interest rates rose approximately 70 basis points, further increasing interest expense in fiscal year 2012.
Our fiscal year 2012 effective income tax rate was 76.4% compared to an effective tax rate of 23.6% in fiscal year 2011. The tax rate was impacted by the operating losses driven by the inventory markdown during the year, lowering our U.S. taxable income while maintaining profits in the offshore taxable and tax-free jurisdictions
Fiscal year 2012 had a net loss of ($2.4) million, a $19.8 million decrease from net income of $17.3 million in fiscal year 2011.

Fiscal Year 2011 versus Fiscal Year 2010
Net sales for fiscal year 2011 were $475.2 million, a $50.8 million increase from the prior year sales of $424.4 million. The 12.0% sales increase resulted from organic sales growth of 7.1% and the additional revenue from the acquisition of The Cotton Exchange. Both segments contributed to the increase with an 11.9% increase in our basics segment and a 12.1% increase in our branded segment. Sales in the branded segment were $221.7 million, or approximately 47% of total sales. Revenue from The Cotton Exchange, which we acquired in July 2011, drove a 10.5% increase in the branded segment revenue from the prior year. Soffe® apparel and the new Salt Life® collection also contributed to the growth, which was partially offset by lower sales of Junk Food® merchandise. Sales within the basics segment increased to $253.5 million, or 53% of our total revenue. The 11.9% organic growth in the basics segment was driven by a 15.3% increase in average selling prices, partially offset by a decline in units sold.
Gross margins improved 80 basis points to 24.5% of net sales in fiscal year 2011 from 23.7% of net sales in the prior year. The increase in gross profit as a percentage of sales was driven primarily from higher average selling prices within our basics segment combined with efficiencies gained from our vertical manufacturing platform. During fiscal year 2011, we increased capacity and operated our manufacturing facilities full throughout the entire year. We gained efficiencies, improved quality and lowered costs in manufacturing through our continuous improvement initiatives and leveraging of fixed costs with the additional production capacity added during the year. The improved gross margins in our basics segment were partially offset by a decline in our branded segment margins due to lower sales of our vintage licensed products and higher operational expenses associated with Salt Life® and the digital printing business. Our gross margins may not be comparable to other companies, since some companies include costs related to their distribution network in cost of goods sold and we exclude them from gross profit and include them in selling, general and administrative expenses.
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
Our operating profit was $25.3 million, or 5.3% of sales, in fiscal year 2011, compared to $20.2 million, or 4.8% of sales, in fiscal year 2010 resulting from the factors described above. Operating income in the branded and basics segments were $8.4 million and $16.9 million, respectively. In fiscal year 2011, the branded segment operating income included a non-cash net favorable adjustment of $0.9 million related to the valuation of the Art Gun contingent consideration and goodwill.
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

LIQUIDITY AND CAPITAL RESOURCES
Credit Facility and Other Financial Obligations
On May 27, 2011, Delta Apparel, Soffe, Junkfood, To The Game and Art Gun entered into a Fourth Amended and Restated Loan and Security Agreement (the “Amended Loan Agreement”) with the financial institutions named in the Amended Loan Agreement as Lenders, Wells Fargo Bank, National Association, as Administrative Agent, Bank of America, N.A., as Syndication Agent, Wells Fargo Capital Finance, LLC, as Sole Lead Arranger, and Wells Fargo Capital Finance, LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Joint Bookrunners. In connection with the Amended Loan Agreement, Israel Discount Bank of New York was removed from the syndicate of lenders under the credit facility, and Bank of America, N.A. was added to the syndicate of lenders.
Pursuant to the Amended Loan Agreement, the maturity of the loans under the previously existing credit facility was extended to May 26, 2016 and the line of credit was increased to $145 million (subject to borrowing base limitations), which represents an increase of $35 million in the amount that was previously available under the credit facility. Under the Amended Loan Agreement, provided that no event of default exists, we have the option to increase the maximum credit available under the facility to $200 million (subject to borrowing base limitations), conditioned upon the Agent's ability to secure additional commitments and customary closing conditions. At June 30, 2012, we had $104.0 million outstanding under our U.S. credit facility at an average interest rate of 2.6%, and had the ability to borrow an additional $33.6 million.
For further information regarding our U.S. asset-based secured credit facility, refer to Note 8 - Long-Term Debt to the Consolidated Financial Statements, which information is incorporated herein by reference.
In the third quarter of fiscal year 2011, we renegotiated our loan agreement with Banco Ficohsa, a Honduran bank. Proceeds from the new loan agreement were used to extinguish the existing loan indebtedness and resulted in no gain or loss being recorded upon extinguishment. As of June 30, 2012, we had a total of $10.5 million outstanding on this loan. For further information regarding our Honduran credit facility, refer to Note 8 - Long-Term Debt to the Consolidated Financial Statements, which information is incorporated herein by reference.
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
On September 1, 2011, we entered into three interest rate swap agreements, as follows:

	Effective Date	Notational Amount	LIBOR Rate	Maturity Date
Interest Rate Swap	9/1/2011	$10 million	0.7650%	9/1/2013
Interest Rate Swap	9/1/2011	$10 million	0.9025%	3/1/2014
Interest Rate Swap	9/1/2011	$10 million	1.0700%	9/1/2014
We assessed these agreements and concluded that the swap agreements match the exact terms of the underlying debt except for a slight timing difference. We use a hypothetical derivative method to assess and measure ineffectiveness associated with the hedge each reporting period. During fiscal year 2012, the interest rate swap agreements had minimal ineffectiveness and were considered highly-effective hedges.
Changes in the derivatives’ fair values are deferred and are recorded as a component of accumulated other comprehensive income (“AOCI”), net of income taxes, until the underlying transaction is recorded. When the hedged item affects income, gains or losses are reclassified from AOCI to the Consolidated Statements of Operations as interest income/expense. Any ineffectiveness in our hedging relationships is recognized immediately in the Consolidated Statement of Operations. The changes in fair value of the interest rate swap agreements resulted in an AOCI loss, net of taxes, of $0.1 million for the year ended June 30, 2012 and an AOCI gain, net of taxes, of $0.1 million the year ended July 2, 2011.
Operating Cash Flows
In fiscal year 2012, operating activities used $19.1 million in cash compared to $2.9 million in cash provided by operating activities for fiscal year 2011. The decrease in operating cash flow during fiscal year 2012 compared to the prior year resulted primarily from lower net income. The cash flow used by operating activities in fiscal year 2012 resulted from our net loss combined with lower accounts payable, taxes payable and accrued expenses. The cash flow provided by operating activities in fiscal year 2011 resulted from net income combined with higher accounts payable and accrued expenses partially offset by increased inventory levels due to higher raw material costs and increased accounts receivables due to higher sales.
Investing Cash Flows
Cash used in investing activities in fiscal year 2012 was $6.6 million compared to $17.9 million for fiscal year 2011. In fiscal year 2012, we used $6.6 million in cash for the purchase of property and equipment primarily to improve our information technology in both our branded and basics segments, and to increase our post-production decorating and warehouse capacity and lower costs in our manufacturing facilities, which support both our branded and basics segments. In fiscal year 2011, we used $8.0 million for the purchase of property and equipment primarily to improve our manufacturing platform and business operating systems. We also spent $9.9 million in fiscal year 2011 for The Cotton Exchange acquisition.
We expect to spend approximately $7 million in capital expenditures in fiscal year 2013, most of which will focus on screen print modernization and expansion in both our international and U.S. facilities, branding and point-of-sale displays for branded products.
Financing Activities
Cash provided from financing activities was $25.5 million and $14.9 million in fiscal years 2012 and 2011, respectively. The cash was primarily provided from our revolving facilities. During fiscal year 2012 the cash was used for working capital, for capital expenditures and for the purchase of our common stock. During fiscal year 2011 the cash was used to fund the acquisition of The Cotton Exchange, for capital expenditures and for the purchase of our common stock.

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
The following table summarizes our contractual cash obligations, as of June 30, 2012, by future period.

	Payments Due by Period (in thousands)
	Total	Less than 1 year	1 - 3 years	3 – 5 years	After 5 years
Contractual Obligations:
Long-term debt (a)	$114,478	$3,529	$7,058	$98,243	$5,648
Operating leases	31,323	8,912	13,663	7,565	1,183
Capital leases	19	10	9	—	—
Letters of credit	2,449	2,449	—	—	—
Minimum royalty payments	8,388	2,496	5,122	770	—
Purchase obligations	46,651	46,651	—	—	—
Total (b)	$203,308	$64,047	$25,852	$106,578	$6,831
______________________

(a)
We exclude interest payments from these amounts because the cash outlay for the interest is unknown and cannot be reliably estimated because the majority of the debt is under a revolving credit facility. Interest payments will be determined based upon the daily outstanding balance of the revolving credit facility and the prevailing interest rate during that time.

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

Off-Balance Sheet Arrangements
As of June 30, 2012, we do not have any off-balance sheet arrangements that are material to our financial condition, results of operations or cash flows as defined by Item 303(a)(4) of Regulation S-K promulgated by the SEC other than the letters of credit, operating leases, and purchase obligations described above. We have entered into derivative interest rate contracts as described and included below in “Quantitative and Qualitative Disclosures about Market Risk” in Item 7A of this report.
Dividends and Purchases of our Own Shares
Under our credit agreement, we are allowed to make cash dividends and stock repurchases if (i) as of the date of the payment or repurchase and after giving effect to the payment or repurchase, we have availability on that date of not less than $15 million and average availability for the 30 day period immediately preceding that date of not less than $15 million; and (ii) the aggregate amount of dividends and stock repurchases after May 27, 2011 does not exceed $19 million plus 50% of our cumulative net income (as defined in the Amended Loan Agreement) from the first day of fiscal year 2012 to the date of determination. At June 30, 2012 and July 2, 2011, there was $14.8 million and $18.7 million, respectively, of retained earnings free of restrictions to make cash dividends or stock repurchases.
Our Board of Directors did not declare, nor were any dividends paid, during fiscal years 2012 and 2011. We would expect that our Board of Directors would consider the advisability of instituting a dividend program in the future. Any future cash dividend payments will depend upon our earnings, financial condition, capital requirements, compliance with loan covenants and other relevant factors.
As of June 30, 2012, our Board of Directors had authorized management to use up to $20.0 million to repurchase Delta Apparel stock in open market transactions under our Stock Repurchase Program. During fiscal years 2012 and 2011, we purchased 168,120 shares and 176,756 shares, respectively, of our common stock for a total cost of $2.6 million and $2.5 million, respectively. No purchases of our common stock were made during fiscal year 2010. As of June 30, 2012, we have purchased 1,369,647 shares of common stock for an aggregate of $14.2 million since the inception of the Stock Repurchase Program. All purchases were made at the discretion of management. As of June 30, 2012, $5.8 million remained available for future purchases under our Stock Repurchase Program, which does not have an expiration date.

CRITICAL ACCOUNTING POLICIES
The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which were prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We base our estimates and judgments on historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our most critical accounting estimates, discussed below, pertain to revenue recognition, accounts receivable and related reserves, inventory and related reserves, the carrying value of goodwill, and the accounting for income taxes.
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
Inventories and Related Reserves
We state inventories at the lower of cost or market using the first-in, first-out method. Inventory cost includes materials, labor and manufacturing overhead on manufactured inventory, and all direct and associated costs, including inbound freight, to acquire sourced products. We regularly review inventory quantities on hand and record reserves for obsolescence, excess quantities, irregulars and slow moving inventory based on historical selling prices, current market conditions, and forecasted product demand to reduce inventory to its net realizable value. If actual selling prices are less favorable than those projected, or if sell-through of the inventory is more difficult than anticipated, additional inventory reserves may be required.
During the second quarter of fiscal year 2012, we recorded a $16.2 million lower of cost or market write-down on the inventory in the Delta Catalog business and its firm purchase commitments for yarn resulting from historically high cotton prices in its inventory costs combined with declining selling prices. The estimation of the total write-down involves management judgments and assumptions including assumptions regarding future selling price forecasts, the allocation of raw materials between business units, the estimated costs to complete, disposal costs and a normal profit margin. The inventory and yarn firm purchase commitments associated with this inventory write-down was sold during our fiscal year 2012.
Goodwill and Contingent Consideration
Goodwill and definite-lived intangibles were recorded in conjunction with our acquisitions of Junkfood Clothing Company and Art Gun. We did not record any separately identifiable indefinite-lived intangibles associated with either of these acquisitions. Goodwill represents the excess of the purchase price and related costs over the value assigned to net tangible and identifiable intangible assets of businesses acquired. Goodwill must be tested for impairment at least annually, or more frequently if events or changes in circumstances indicate that the carrying amount may be impaired, and is required to be written down when impaired. The goodwill impairment testing process involves the use of significant assumptions, estimates and judgments with respect to a variety of factors, including sales, gross margins, selling, general and administrative expenses, capital expenditures, cash flows and the selection of an appropriate discount rate, all of which are subject to inherent uncertainties and subjectivity. When we perform goodwill impairment testing, our assumptions are based on annual business plans and other forecasted results, which we believe represent those of a market participant. We select a discount rate, which is used to reflect market-based estimates of the risks associated with the projected cash flows, based on the best information available as of the date of the impairment assessment. In our second quarter of fiscal year 2011, we identified indicators of impairment on the Art Gun goodwill. The test of impairment indicated that the goodwill at Art Gun was fully impaired, resulting in a $0.6 million impairment charge recorded in the fiscal quarter ended January 1, 2011.
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
Income Taxes
We account for income taxes under the liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. In fiscal year 2012, we generated federal net operating losses of $20.0 million. We have classified this net operating loss in income taxes receivable as we believe this asset is fully realizable as we intend to carry this loss back against the taxable income from fiscal years 2011 and 2010, which can sufficiently cover this loss.
We established a valuation allowance related to certain of our state operating loss carryforward amounts in accordance with the provisions of FASB Codification No. 740, Income Taxes (“ASC 740”). We continually review the adequacy of the valuation allowance and recognize the benefits of deferred tax assets if reassessment indicates that it is more likely than not that the deferred tax assets will be realized based on earnings forecasts in the respective state tax jurisdictions. We had state net operating loss carryforwards (“NOLs”) in fiscal years 2012 and 2011 of approximately $31.1 million and $12.0 million, respectively. We had deferred tax assets of $1.4 million and $0.4 million in fiscal years 2012 and 2011 related to these state NOLs, with related valuation allowances against them of approximately $0.1 million as of both June 30, 2012 and July 2, 2011. These net loss carryforwards expire at various intervals through 2032.
As of June 30, 2012, we had $1.0 million of charitable contribution carryforwards for federal income tax purposes resulting in a deferred tax asset of $0.4 million. In fiscal year 2013, $0.9 million of the charitable carryforward expires, with the remaining $0.1 million expiring in fiscal year 2014. The future charitable deduction in limited to 10% of taxable income for each year. Based on our forecasts, we expect that we will have sufficient taxable income to use all of the charitable contributions before they expire. Therefore, we determined that no valuation allowance against the deferred tax asset associated with the charitable carryforward is required.

RECENT ACCOUNTING STANDARDS
For information regarding recently issued accounting standards, refer to Note 2(z) and Note 2(aa) to our Consolidated Financial Statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Commodity Risk Sensitivity
We have a supply agreement with Parkdale America, LLC (“Parkdale”) to supply our yarn requirements until March 31, 2013. Under the supply agreement, we purchase from Parkdale all of our yarn requirements for use in our manufacturing operations, excluding yarns that Parkdale does not manufacture or cannot manufacture due to temporary capacity constraints. The purchase price of yarn is based upon the cost of cotton plus a fixed conversion cost. Thus, we are subject to the commodity risk of cotton prices and cotton price movements, which could result in unfavorable yarn pricing for us. We fix the cotton prices as a component of the purchase price of yarn, pursuant to the supply agreement, in advance of the shipment of finished yarn from Parkdale. Prices are set according to prevailing prices, as reported by the New York Cotton Exchange, at the time we elect to fix specific cotton prices.
Yarn with respect to which we have fixed cotton prices at June 30, 2012 was valued at $21.9 million, and is scheduled for delivery between July 2012 and October 2012. At June 30, 2012, a 10% decline in the market price of the cotton covered by our fixed price yarn would have had a negative impact of approximately $1.6 million on the value of the yarn. This compares to what would have been a negative impact of $5.1 million at the 2011 fiscal year end based on the yarn with fixed cotton prices at July 2, 2011. The impact of a 10% decline in the market price of the cotton covered by our fixed price yarn would have been less at June 30, 2012 than at July 2, 2011 due to reduced commitments and lower cotton prices at June 30, 2012 compared to July 2, 2011.
We may use derivatives, including cotton option contracts, to manage our exposure to movements in commodity prices. We do not designate our options as hedge instruments upon inception. Accordingly, we mark to market changes in the fair market value of the options in cost of sales in the statements of income. We did not own any cotton options contracts on June 30, 2012 or July 2, 2011.
We are currently in discussions to secure a new agreement to supply our yarn requirements and do not believe a new agreement would change any competitive position we may currently have associated with the supply agreement. If Parkdale’s operations are disrupted and it is not able to provide us with our yarn requirements, we may need to obtain yarn from alternative sources. Although alternative sources are presently available, we may not be able to enter into short-term arrangements with substitute suppliers on terms as favorable as our current terms with Parkdale. In addition, the cotton futures we have fixed with Parkdale may not be transferable to alternative yarn suppliers. Because there can be no assurance that we would be able to pass along the higher cost of yarn to our customers, this could have a material adverse effect on our results of operations.
Interest Rate Sensitivity
Our U.S. revolving credit facility provides that the outstanding amounts owed shall bear interest at variable rates. If the amount of outstanding floating rate indebtedness at June 30, 2012 under the U.S. revolving credit facility had been outstanding during the entire year and the interest rate on this outstanding indebtedness was increased by 100 basis points, our expense would have increased by approximately $0.7 million, or 17.9%, for the fiscal year. This compares to an increase of $0.6 million, or 23.3%, for the 2011 fiscal year based on the outstanding floating rate indebtedness at July 2, 2011. The effect of a 100 basis point increase in interest rates would have had a higher dollar impact for the year ended June 30, 2012 compared to the year ended July 2, 2011 due to the higher debt levels outstanding on July 2, 2011. The percentage increase is more significant for fiscal year 2011 than for fiscal year 2012 because our total interest expense for fiscal year 2011 was lower than our total interest expense for fiscal year 2012. The actual increase in interest expense resulting from a change in interest rates would depend on the magnitude of the increase in rates and the average principal balance outstanding.
Derivatives
From time to time, we may use interest rate swaps or other instruments to manage our interest rate exposure and reduce the impact of future interest rate changes. See Note 2(y) and Note 15(d) to the Consolidated Financial Statements for more information on our derivatives.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Our Consolidated Financial Statements for each of the fiscal years in the three-year period ended June 30, 2012, together with the Report of Independent Registered Public Accounting Firm thereon, are included in this report commencing on page F-1 and are listed under Part IV, Item 15 in this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2012 and, based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures were effective at the evaluation date.
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

Under the supervision and with the participation of our management, including our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2012 based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The scope of our efforts to comply with the internal requirements of Section 404 of the Sarbanes-Oxely Act of 2002 with respect to fiscal year 2012 included all of our operations. Based on our evaluation, our management has concluded that, as of June 30, 2012, our internal control over financial reporting is effective.
The effectiveness of our internal control over financial reporting as of June 30, 2012 has been audited by Ernst & Young LLP, our independent registered public accounting firm, who also audited our consolidated financial statements. Ernst & Young’s attestation report on our internal controls over financial reporting is included herein.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting during the fourth quarter of fiscal year 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Delta Apparel, Inc. and subsidiaries

We have audited Delta Apparel, Inc. and subsidiaries' internal control over financial reporting as of June 30, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Delta Apparel, Inc. and subsidiaries' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

In our opinion, Delta Apparel, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of June 30, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Delta Apparel, Inc. and subsidiaries as of June 30, 2012 and July 2, 2011 and the related consolidated statements of operations, shareholders' equity and comprehensive income, and cash flows for each of the three years in the period ended June 30, 2012 of Delta Apparel, Inc. and subsidiaries, and our report dated September 28, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Atlanta, Georgia
September 28, 2012

ITEM 9B.	OTHER INFORMATION
Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item is incorporated herein by reference from the portions of the definitive Proxy Statement to be filed with the Securities and Exchange Commission on or prior to 120 days following the end of our fiscal year under the headings “Corporate Governance”, “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance.”
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
On November 11, 2010, the Delta Apparel, Inc. shareholders approved the Delta Apparel, Inc. 2010 Stock Plan ("2010 Stock Plan"). Upon shareholder approval of the 2010 Stock Plan, no additional awards have been or will be granted under either the Delta Apparel Stock Option Plan ("Option Plan") or the Delta Apparel Incentive Stock Award Plan ("Award Plan"); instead, all stock awards have and will be granted under the 2010 Stock Plan. The awards available consist of stock options, stock appreciation rights, restricted stock, restricted stock units, performance stock, performance units, and cash awards. The aggregate number of shares of common stock that may be delivered under the 2010 Stock Plan is 500,000 plus any shares of common stock subject to outstanding awards under the Option Plan or Award Plan that are subsequently forfeited or terminated for any reason before being exercised. The 2010 Stock Plan limits the number of shares that may be covered by awards to any participant in a given calendar year and also limits the aggregate awards of restricted stock, restricted stock units and performance stock granted in any given calendar year.
Set forth in the table below is certain information about securities issuable under our equity compensation plans as of June 30, 2012.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	309,700	$2.17	330,878
Equity compensation plans not approved by security holders	799,834	$12.22	—
Total	1,109,534	$8.81	330,878
For additional information on our Stock-Based Compensation Plans, see Note 12 to the Consolidated Financial Statements.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated herein by reference from the portion of the definitive Proxy Statement to be filed with the Securities and Exchange Commission on or prior to 120 days following the end of our fiscal year under the headings “Related Party Transactions” and "Corporate Governance".

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item is incorporated herein by reference from the portion of the definitive Proxy Statement to be filed with the Securities and Exchange Commission on or prior to 120 days following the end of our fiscal year under the heading “Proposal No. 3: Ratification of Appointment of Independent Registered Public Accounting Firm”.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1) and (2) Financial Statements and Financial Statement Schedules:

•	Report of Independent Registered Public Accounting Firm.

•	Consolidated Balance Sheets as of June 30, 2012 and July 2, 2011.

•	Consolidated Statements of Operations for the years ended June 30, 2012, July 2, 2011 and July 3, 2010.

•	Consolidated Statements of Shareholders’ Equity and Comprehensive Income for the years ended June 30, 2012, July 2, 2011 and July 3, 2010.

•	Consolidated Statements of Cash Flows for the years ended June 30, 2012, July 2, 2011 and July 3, 2010.

•	Notes to Consolidated Financial Statements.
The following consolidated financial statement schedule of Delta Apparel, Inc. and subsidiaries is included in Item 15(c):

•	Schedule II — Consolidated Valuation and Qualifying Accounts
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
2.4 Asset Purchase Agreement dated as of November 18, 2004, among Delta Apparel, Inc. and Parkdale America LLC: Incorporated by reference to Exhibit 2.3 to the Company's Form 10-Q filed on February 9, 2005.
2.4.1 First Amendment to Asset Purchase Agreement dated as of December 31, 2004, among Delta Apparel, Inc. and Parkdale America LLC: Incorporated by reference to Exhibit 2.3.1 to the Company's Form 10-Q filed on February 9, 2005.
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
10.1 See Exhibits 2.1, 2.1.1, 2.2, 2.3, 2.4 and 2.4.1.
10.2 Fourth Amended and Restated Loan and Security Agreement, dated May 27, 2011, among Delta Apparel, Inc., M.J. Soffe, LLC, Junkfood Clothing Company, To The Game, LLC, and Art Gun, LLC, the financial institutions named therein as Lenders, Wells Fargo Bank, National Association, as Administrative Agent, Bank of America, N.A., as Syndication Agent, Wells Fargo Capital Finance, LLC, as Sole Lead Arranger, and Wells Fargo Capital Finance, LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Joint Bookrunners: Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 3, 2011.
10.3 Delta Apparel, Inc. 2000 Stock Option Plan, Effective as of February 15, 2000, Amended & Restated March 15, 2000: Incorporated by reference to Exhibit 10.4 to the Company’s Form 10-12B/A filed on March 31, 2000.***
10.4 Delta Apparel, Inc. Incentive Stock Award Plan, Effective February 15, 2000, Amended & Restated March 15, 2000: Incorporated by reference to Exhibit 10.5 to the Company’s Form 10-12B/A filed on March 31, 2000.***
10.5 Delta Apparel, Inc. 2010 Stock Plan: Incorporated by reference to Exhibit 99.2 to the Company’s Form 8-K filed on November 4, 2010.***
10.6 Yarn Supply Agreement dated as of January 5, 2005 between Delta Apparel, Inc. and Parkdale Mills, LLC and Parkdale America, LLC: Incorporated by reference to Exhibit 10.29 to the Company’s Form 10-Q filed on February 9, 2005.**
10.6.1 First Amendment to Yarn Supply Agreement dated as of June 26, 2009 between Delta Apparel, Inc. and Parkdale Mills, LLC, and Parkdale America, LLC.: Incorporated by reference to Exhibit 10.7.1 to the Company’s Form 10-K filed on August 28, 2009.**
10.6.2 Second Amendment to Yarn Supply Agreement dated as of October 21, 2011 between Delta Apparel, Inc. and Parkdale Mills, LLC, and Parkdale America, LLC.: Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on October 25, 2011.**
10.7 Employment Agreement between Delta Apparel, Inc. and Kenneth D. Spires dated December 31, 2009: Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on January 4, 2010.***
10.8 Employment Agreement between Delta Apparel, Inc. and Deborah H. Merrill dated December 31, 2009: Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on January 4, 2010.***
10.9 Employment Agreement between Delta Apparel, Inc. and Martha M. Watson dated December 31, 2009: Incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on January 4, 2010.***
10.10 Employment Agreement between Delta Apparel, Inc. and Steven Edward Cochran dated October 25, 2010: Incorporated by reference to Exhibit 10.10 to the Company's Form 10-K filed on September 1, 2011.***
10.11 Employment Agreement between Delta Apparel, Inc. and Robert W. Humphreys dated June 10, 2009: Incorporated by reference to Exhibit 10.11 to the Company’s Form 10-K filed on August 28, 2009.***
10.11.1 First Amendment to Employment Agreement between Delta Apparel, Inc. and Robert W. Humphreys dated August 17, 2011: Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on August 19, 2011.***

10.11.2 Second Amendment to Employment Agreement between Delta Apparel, Inc. and Robert W. Humphreys dated June 6, 2012: Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 8, 2012.***
10.12 Form of Restricted Stock Unit and Performance Unit Award Agreement: Incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q filed on November 3, 2011.***
10.13 Delta Apparel Short-Term Incentive Compensation Plan: Incorporated by reference to Exhibit A of the Company's Proxy Statement filed on September 28, 2011.***
21 Subsidiaries of the Company.
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

DELTA APPAREL, INC.
(Registrant)

September 28, 2012	By: /s/ Deborah H. Merrill
Date	Deborah H. Merrill
Vice President, Chief Financial Officer and Treasurer
(principal financial and accounting officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and as of the dates indicated.

/s/ James A. Cochran		/s/ E. Erwin Maddrey, II
James A. Cochran	Date	E. Erwin Maddrey, II	Date
Director		Director

/s/ Sam P. Cortez		/s/ Deborah H. Merrill
Sam P. Cortez	Date	Deborah H. Merrill	Date
Director		Vice President, Chief Financial Officer and
Treasurer (principal financial and accounting officer)

/s/ Elizabeth J. Gatewood		/s/ David Peterson
Elizabeth J. Gatewood	Date	David Peterson	Date
Director		Director

/s/ G. Jay Gogue		/s/ Suzanne B. Rudy
G. Jay Gogue	Date	Suzanne B. Rudy	Date
Director		Director

/s/ Robert W. Humphreys		/s/ Robert E. Staton, Sr
Robert W. Humphreys	Date	Robert E. Staton, Sr.	Date
Chairman and Chief Executive Officer		Director

Delta Apparel, Inc. and Subsidiaries

F-1

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Delta Apparel, Inc. and subsidiaries

We have audited the accompanying consolidated balance sheets of Delta Apparel, Inc. and subsidiaries as of June 30, 2012 and July 2, 2011, and the related consolidated statements of operations, shareholders' equity and comprehensive income, and cash flows for each of the three years in the period ended June 30, 2012.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Delta Apparel, Inc. and subsidiaries at June 30, 2012 and July 2, 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Delta Apparel, Inc.'s internal control over financial reporting as of June 30, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 28, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Atlanta, Georgia
September 28, 2012

Delta Apparel, Inc. and Subsidiaries
Consolidated Balance Sheets
(Amounts in thousands, except share amounts and per share data)

	June 30, 2012	July 2, 2011
Assets
Cash and cash equivalents	$467	$656
Accounts receivable, net	73,349	76,210
Other receivables	507	611
Income tax receivable	8,796	—
Inventories, net	161,633	159,209
Prepaid expenses and other current assets	3,770	4,059
Deferred income taxes	4,964	2,931
Total current assets	253,486	243,676

Property, plant and equipment, net	39,425	39,756
Goodwill	16,812	16,812
Intangibles, net	6,797	7,405
Other assets	3,874	4,216
	$320,394	$311,865

Liabilities and Shareholders’ Equity
Liabilities:
Accounts payable	$46,320	$55,554
Accrued expenses	16,608	23,708
Income tax payable	—	969
Current portion of long-term debt	3,529	2,799
Total current liabilities	66,457	83,030

Long-term debt, less current maturities	110,949	83,974
Deferred income taxes	3,803	2,877
Other liabilities	218	19
Total liabilities	$181,427	$169,900

Commitments and contingencies

Shareholders’ equity:
Preferred stock—$0.01 par value, 2,000,000 shares authorized, none issued and outstanding	—	—
Common stock —$0.01 par value, 15,000,000 shares authorized, 9,646,972 shares issued, and 8,424,709 and 8,421,863 shares outstanding as of June 30, 2012 and July 2, 2011, respectively	96	96
Additional paid-in capital	60,367	59,750
Retained earnings	90,830	93,277
Accumulated other comprehensive loss	(129)	(14)
Treasury stock —1,222,263 and 1,225,109 shares as of June 30, 2012 and July 2, 2011, respectively	(12,197)	(11,144)
Total shareholders’ equity	138,967	141,965
	$320,394	$311,865
See accompanying notes to consolidated financial statements.

Delta Apparel, Inc. and Subsidiaries
Consolidated Statements of Operations
(Amounts in thousands, except per share data)

	June 30, 2012	July 2, 2011	July 3, 2010
Net sales	$489,923	$475,236	$424,411
Cost of goods sold	406,200	359,001	323,628
Gross profit	83,723	116,235	100,783

Selling, general and administrative expenses	89,973	91,512	80,695
Change in fair value of contingent consideration	—	(1,530)	—
Goodwill impairment charge	—	612	—
Other (income) expense, net	(28)	345	(74)
Operating (loss) income	(6,222)	25,296	20,162

Interest expense, net	4,132	2,616	3,509
Income before (benefit from) provision for income taxes	(10,354)	22,680	16,653
(Benefit from) provision for income taxes	(7,907)	5,353	4,466
Net (loss) income	$(2,447)	$17,327	$12,187

Basic (loss) earnings per share	$(0.29)	$2.04	$1.43
Diluted (loss) earnings per share	$(0.29)	$1.98	$1.40

Weighted average number of shares outstanding	8,453	8,486	8,514
Dilutive effect of stock options	—	261	219
Weighted average number of shares assuming dilution	8,453	8,747	8,733
See accompanying notes to consolidated financial statements.

Delta Apparel, Inc. and Subsidiaries
Consolidated Statements of Shareholders’ Equity and Comprehensive (Loss) Income
(Amounts in thousands, except share amounts)

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Total
Balance at June 27, 2009	9,646,972	$96	$58,301	$63,763	$(565)	1,144,273	$(9,450)	$112,145

Comprehensive income:
Net income	—	—	—	12,187	—	—	—	12,187
Unrealized gain on derivatives, net	—	—	—	—	460	—	—	460
Total comprehensive income								12,647

Stock grant	—	—	3	—	—	(7,750)	64	67
Stock options exercised	—	—	2	—	—	(5,844)	48	50
Employee stock based compensation	—	—	805	—	—	—	—	805
Balance at July 3, 2010	9,646,972	96	59,111	75,950	(105)	1,130,679	(9,338)	125,714

Comprehensive income:
Net income	—	—	—	17,327	—	—	—	17,327
Unrealized gain on derivatives, net	—	—	—	—	91	—	—	91
Total comprehensive income								17,418

Stock grant	—	—	40	—	—	(7,000)	58	98
Stock options exercised	—	—	(541)	—	—	(75,326)	643	102
Excess tax benefits from option exercises	—	—	84	—	—	—	—	84
Purchase of common stock	—	—	—	—	—	176,756	(2,507)	(2,507)
Employee stock based compensation	—	—	1,056	—	—	—	—	1,056
Balance at July 2, 2011	9,646,972	96	59,750	93,277	(14)	1,225,109	(11,144)	141,965

Comprehensive loss:
Net loss	—	—	—	(2,447)	—	—	—	(2,447)
Unrealized loss on derivatives, net	—	—	—	—	(115)	—	—	(115)
Total comprehensive loss								(2,562)

Stock grant	—	—	(83)	—	—	(9,000)	83	—
Stock options exercised	—	—	(1,559)	—	—	(161,966)	1,506	(53)
Excess tax benefits from option exercises	—	—	529	—	—	—	—	529
Purchase of common stock	—	—	—	—	—	168,120	(2,642)	(2,642)
Employee stock based compensation	—	—	1,730	—	—	—	—	1,730
Balance at June 30, 2012	9,646,972	$96	$60,367	$90,830	$(129)	1,222,263	$(12,197)	$138,967
See accompanying notes to consolidated financial statements.

Delta Apparel, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Amounts in thousands)

	Year Ended
	June 30, 2012	July 2, 2011	July 3, 2010
Operating activities:
Net (loss) income	$(2,447)	$17,327	$12,187
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation	6,884	6,644	6,203
Amortization of intangibles	608	613	585
Amortization of deferred financing fees	361	313	279
Excess tax benefits from exercise of stock options	(529)	(84)	—
(Benefit from) provision for deferred income taxes	(1,107)	1,282	916
Provision for (benefit from) allowances on accounts receivable, net	530	(354)	(903)
Non-cash stock compensation	1,730	1,056	948
Change in the fair value of contingent consideration	—	(1,530)	—
Goodwill impairment charge	—	612	—
Loss on disposal of property and equipment	73	111	170
Inventory write down	16,195	—	—
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	2,435	(11,673)	(2,198)
Inventories	(18,619)	(36,441)	9,324
Prepaid expenses and other current assets	289	(411)	(88)
Other non-current assets	(19)	125	(17)
Accounts payable	(9,234)	20,897	251
Accrued expenses	(7,099)	4,109	1,684
Income taxes	(9,236)	341	2,467
Other liabilities	84	(47)	461
Net cash (used in) provided by operating activities	(19,101)	2,890	32,269

Investing activities:
Purchases of property and equipment, net	(6,626)	(7,966)	(6,955)
Cash paid for businesses, net of cash acquired	—	(9,884)	(1,700)
Net cash used in investing activities	(6,626)	(17,850)	(8,655)

Financing activities:
Proceeds from long-term debt	544,295	511,358	409,680
Repayment of long-term debt	(516,590)	(492,658)	(433,261)
Payment of financing fees	—	(1,450)	—
Repurchase of common stock	(2,642)	(2,507)	—
Proceeds from stock options	18	263	—
Payment of withholding taxes on exercise of stock options	(72)	(161)	—
Excess tax benefits from exercise of stock options	529	84	—
Net cash provided by (used in) financing activities	25,538	14,929	(23,581)
Net (decrease) increase in cash and cash equivalents	(189)	(31)	33
Cash and cash equivalents at beginning of year	656	687	654
Cash and cash equivalents at end of year	$467	$656	$687
Supplemental cash flow information:
Cash paid during the year for interest	$3,532	$2,229	$3,643
Cash paid during the year for income taxes, net of refunds received	$2,370	$3,922	$1,375
Non-cash financing activity—issuance of common stock	$—	$98	$118
See accompanying notes to consolidated financial statements.

Delta Apparel, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2012

NOTE 1—THE COMPANY
Delta Apparel, Inc. is an international apparel design, marketing, manufacturing and sourcing company that features a diverse portfolio of lifestyle branded activewear and headwear and high-quality private label programs. We specialize in selling casual and athletic products through a variety of distribution channels. Our products are sold across most distribution tiers and store types, including specialty stores, boutiques, department stores, mid and mass channels. We also have strong niche distribution at college bookstores and the U.S. military. Our products are made available direct-to-consumer on our websites at www.soffe.com, www.junkfoodclothing.com, www.saltlife.com and www.deltaapparel.com. Additional products can be viewed at www.2thegame.com and www.thecottonexchange.com. We design and internally manufacture the majority of our products, which allows us to offer a high degree of consistency and quality controls as well as leverage scale efficiencies. We have manufacturing operations located in the United States, El Salvador, Honduras and Mexico, and use domestic and foreign contractors as additional sources of production. Our distribution facilities are strategically located throughout the United States to better serve our customers with same-day shipping on our catalog products and weekly replenishments to retailers.

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
We operate our business in two distinct segments: branded and basics. Although the two segments are similar in their production processes and regulatory environments, they are distinct in their economic characteristics, products and distribution methods.
(b) Fiscal Year: We operate on a 52-53 week fiscal year ending on the Saturday closest to June 30. The 2012 and 2011 fiscal years were 52-week years and ended on June 30, 2012 and July 2, 2011, respectively. The 2010 fiscal year was a 53-week year and ended on July 3, 2010.
(c) Use of Estimates: The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts and disclosures of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates are adjusted to reflect actual experience when necessary. Significant estimates and assumptions affect many items in our financial statements, for example: allowance for doubtful trade receivables, sales returns and allowances, inventory obsolescence, the carrying value of goodwill, and income tax assets and related valuation allowance. Our actual results may differ from our estimates.
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
(g) Accounts Receivable: Accounts receivable consists primarily of receivables from our customers arising from the sale of our products, and we generally do not require collateral from our customers. We actively monitor our exposure to credit risk through the use of credit approvals and credit limits. At June 30, 2012, our net accounts receivable was $73.3 million, consisting of $75.6 million in accounts receivable and $2.3 million in reserves. At July 2, 2011, our net accounts receivable was $76.2 million, consisting of $78.0 million  in accounts receivable and $1.8 million in reserves.
We estimate the net collectibility of our accounts receivable and establish an allowance for doubtful accounts based upon this assessment. In situations where we are aware of a specific customer’s inability to meet its financial obligation, such as in the case of a bankruptcy filing, a specific reserve for bad debts is recorded against amounts due to reduce the net recognized receivable to the amount reasonably expected to be collected. For all other customers, reserves are determined through analysis of the aging of accounts receivable balances, historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in customer payment terms. In addition, reserves are established for other concessions that have been extended to customers, including advertising, markdowns and other accommodations, net of historical recoveries. These reserves are determined based upon historical deduction trends and evaluation of current market conditions. Bad debt expense was 0.1%, 0.1% and 1.5%, of net sales in 2012, 2011 and 2010, respectively.
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
During the second quarter of fiscal year 2012, we recorded a $16.2 million lower of cost or market write-down on the inventory in the Delta Catalog business and its firm purchase commitments for yarn resulting from historically high cotton prices in its inventory costs combined with declining selling prices. The estimation of the total write-down involves management judgments and assumptions including assumptions regarding future selling price forecasts, the allocation of raw materials between business units, the estimated costs to complete, disposal costs and a normal profit margin. The inventory and yarn firm purchase commitments associated with this inventory write-down was sold during our fiscal year 2012.
(i) Property, Plant and Equipment: Property, plant and equipment are stated at cost. We depreciate and amortize our assets on a straight-line method over the estimated useful lives of the assets, which range from three to twenty-five years. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the improvements. Assets that we acquire under non-cancelable leases that meet the criteria of capital leases are capitalized in property, plant and equipment and amortized over the useful lives of the related assets. When we retire or dispose of assets, the costs and accumulated depreciation or amortization are removed from the respective accounts and we recognize any related gain or loss. Repairs and maintenance costs are charged to expense when incurred. Major replacements that substantially extend the useful life of an asset are capitalized and depreciated.
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
(m) Impairment of Goodwill: We evaluate the carrying value of goodwill annually or more frequently if events or circumstances indicate that an impairment loss may have occurred. Such circumstances could include, but are not limited to, a significant adverse change in business climate, increased competition or other economic conditions. Under FASB Codification No. 350, Intangibles — Goodwill and Other ("ASC 350"), goodwill is tested at a reporting unit level. As of the beginning of fiscal year 2012, Junkfood was the only reporting unit with recorded goodwill. The impairment test involves a two-step process. The first step involves comparing the fair value of the reporting unit to which the goodwill is assigned to its carrying amount. If this comparison indicates that a reporting unit’s estimated fair value is less than its carrying value, a second step is required. We estimate fair value of the applicable reporting unit or units using a discounted cash flow methodology. This represents a level 3 fair value measurement as defined under ASC 820, Fair ValueMeasurements and Disclosures, since the inputs are not readily observable in the marketplace. If applicable, the second step requires us to allocate the estimated fair value of the reporting unit to the estimated fair value of the reporting unit’s net assets, with any fair value in excess of amounts allocated to such net assets representing the implied fair value of goodwill for that reporting unit. If the carrying value of the goodwill exceeds its implied fair value, the carrying value is written down by an amount equal to such excess.
The goodwill impairment testing process involves the use of significant assumptions, estimates and judgments with respect to a variety of factors, including sales, gross margins, selling, general and administrative expenses, capital expenditures, cash flows and the selection of an appropriate discount rate, all of which are subject to inherent uncertainties and subjectivity. When we perform goodwill impairment testing, our assumptions are based on annual business plans and other forecasted results, which we believe represent those of a market participant. We select a discount rate, which is used to reflect market-based estimates of the risks associated with the projected cash flows, based on the best information available as of the date of the impairment assessment.
At the end of each reporting period, we are required to remeasure the fair value of the contingent consideration related to the Art Gun acquisition in accordance with FASB Codification No. 805, Business Combinations (“ASC 805”). Based on the operating results and projections for Art Gun, we analyzed and concluded that the fair value of the contingent consideration was de minimis, resulting in a $1.5 million favorable adjustment recorded in the second fiscal quarter of 2011. The change in fair value of the contingent consideration created an indicator of impairment for the goodwill associated with Art Gun.  In accordance with ASC 350, we performed an interim impairment test of goodwill as of the end of the second quarter of fiscal year 2011.  Under the first step of the impairment analysis for Art Gun, we considered both the income approach, which estimates the fair value based on the future discounted cash flows, and the market approach, which estimates the fair value based on comparable market prices, both of which fall in level 3 of the fair value hierarchy.  The results of step one of the impairment test indicated that the carrying value of the Art Gun reporting unit exceeded its fair value.  The second step of the impairment test required us to allocate the estimated fair value of Art Gun to the estimated fair value of Art Gun's net assets, with any fair value in excess of amounts allocated to such net assets representing the implied fair value of goodwill. The result indicated that the goodwill at Art Gun was fully impaired, resulting in a $0.6 million impairment charge recorded in the second quarter of fiscal 2011. The change in contingent consideration and goodwill impairment charge resulted in a net favorable adjustment of $0.9 million, which is included in the branded segment in fiscal year 2011.   At June 30, 2012, the fair value of the contingent consideration was remeasured based on Art Gun's historical and current operating results and projections, remained de minimis, and no amounts are expected to be paid under the terms of the arrangements.
We completed our annual impairment test of goodwill on the first day of our third fiscal quarter using actual results through the last day of the second fiscal quarter. Based on the valuation, there is not an impairment on the goodwill associated with Junkfood, the only goodwill recorded on our financial statements.
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
(n) Self-Insurance Reserves: Our medical, prescription and dental care benefits are primarily self-insured. Our self-insurance accruals are based on claims filed and estimates of claims incurred but not reported. We develop estimates of claims incurred but not reported based upon the historical time it takes for a claim to be reported and paid and historical claim amounts. We had self-insurance reserves of approximately $0.7 million and $0.6 million at June 30, 2012 and July 2, 2011, respectively.
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
(q) Selling, General and Administrative Expense: We include in selling, general and administrative expenses costs incurred subsequent to the receipt of finished goods at our distribution facilities, such as the cost of stocking, warehousing, picking and packing, and shipping goods for delivery to our customers. Distribution costs included in selling, general and administrative expenses totaled $16.4 million, $14.3 million  and $14.0 million in fiscal years 2012, 2011 and 2010, respectively. In addition, selling, general and administrative expenses include costs related to sales associates, administrative personnel cost, advertising and marketing expenses, royalty payments on licensed products, and other general and administrative expenses.
(r) Advertising Costs: All costs associated with advertising and promoting our products are expensed during the year in which they are incurred and are included in selling, general and administrative expenses in the consolidated statements of operations. We participate in cooperative advertising programs with our customers. Depending on the customer, our defined cooperative programs allow the customer to use from 1% to 5% of its net purchases from us towards advertisements of our products. Because our products are being specifically advertised, we are receiving an identifiable benefit resulting from the consideration for cooperative advertising. Therefore, pursuant to FASB Codification No. 605-50, Revenue Recognition, Customers Payments and Incentives, we record cooperative advertising costs as a selling expense and the related cooperative advertising reserve as an accrued liability. Advertising costs totaled $4.3 million, $6.7 million  and $5.3 million in fiscal years 2012, 2011 and 2010, respectively. Included in these costs were $2.0 million, $1.9 million and $2.2 million in fiscal years 2012, 2011 and 2010, respectively, related to our cooperative advertising programs.
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
(t) Earnings per Share: We compute basic earnings per share ("EPS") by dividing net income by the weighted average number of common shares outstanding during the year pursuant to FASB Codification No. 260, Earnings Per Share (“ASC 260”). Basic EPS includes no dilution. Diluted EPS is calculated, as set forth in ASC 260, by dividing net income by the weighted average number of common shares outstanding adjusted for the issuance of potentially dilutive shares. Potential dilutive shares consist of common stock issuable under the assumed exercise of outstanding stock options and awards using the treasury stock method. This method, as required by FASB Codification No 718, Compensation — Stock Compensation, assumes that the potential common shares are issued and the proceeds from the exercise, along with the amount of compensation expense attributable to future services, are used to purchase common stock at the exercise date. The difference between the number of potential shares issued and the number of shares purchased is added as incremental shares to the actual number of shares outstanding to compute diluted earnings per share. Outstanding stock options and awards that result in lower potential shares issued than shares purchased under the treasury stock method are not included in the computation of diluted earnings per share since their inclusion would have an anti-dilutive effect on earnings per share.
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
(w) Other Comprehensive Income (Loss): Other Comprehensive Income (Loss) consists of net income and unrealized gains (losses) from cash flow hedges, net of tax, and is presented in the Consolidated Statements of Shareholders’ Equity. Accumulated other comprehensive loss contained in the shareholders’ equity section of the Consolidated Balance Sheets in fiscal years 2012 and 2011 consisted of $0.1 million and $14 thousand, respectively, related to interest rate swap agreements.
(x) Yarn and Cotton Procurements: We have a supply agreement with Parkdale America, LLC (“Parkdale”) to supply our yarn requirements until March 31, 2013. Under the supply agreement, we purchase from Parkdale all of our yarn requirements for use in our manufacturing operations, excluding yarns that Parkdale does not manufacture or cannot manufacture due to temporary capacity constraints. The purchase price of yarn is based upon the cost of cotton plus a fixed conversion cost. Thus, we are subject to the commodity risk of cotton prices and cotton price movements, which could result in unfavorable yarn pricing for us. We fix the cotton prices as a component of the purchase price of yarn, pursuant to the supply agreement, in advance of the shipment of finished yarn from Parkdale. Prices are set according to prevailing prices, as reported by the New York Cotton Exchange, at the time we elect to fix specific cotton prices. We are currently in discussions to secure a new agreement to supply our yarn requirements and do not believe a new agreement would change any competitive position we may currently have associated with the supply agreement.
(y) Derivatives: From time to time, we enter into forward contracts, option agreements or other instruments to limit our exposure to fluctuations in interest rates and raw material prices with respect to long-term debt and cotton purchases, respectively. We determine at inception whether the derivative instruments will be accounted for as hedges.
We account for derivatives and hedging activities in accordance with FASB Codification No. 815, Derivatives and Hedging (“ASC 815”), as amended. ASC 815 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and hedging activities. It requires the recognition of all derivative instruments as either assets or liabilities in the consolidated balance sheets and measurement of those instruments at fair value. The accounting treatment of changes in fair value depends upon whether or not a derivative instrument is designated as a hedge and, if so, the type of hedge. We include all derivative instruments at fair value in our Consolidated Balance Sheets. For derivative financial instruments related to the production of our products that are not designated as a hedge, we recognize the changes in fair value in cost of sales. For derivatives designated as cash flow hedges, to the extent effective, we recognize the changes in fair value in accumulated other comprehensive income (loss) until the hedged item is recognized in income. Any ineffectiveness in the hedge is recognized immediately in income in the line item that is consistent with the nature of the hedged risk. We formally document all relationships between hedging instruments and hedged items, as well as risk management objectives and strategies for undertaking various hedge transactions, at the inception of the transactions.
We are exposed to counterparty credit risks on all derivatives. Because these amounts are recorded at fair value, the full amount of our exposure is the carrying value of these instruments. We only enter into derivative transactions with well established institutions and therefore we believe the counterparty credit risk is minimal.
No raw material option agreements were purchased during fiscal year 2012, 2011 or 2010. On September 1, 2011, we entered into three interest rate swap agreements, as follows:

	Effective Date	Notational Amount	LIBOR Rate	Maturity Date
Interest Rate Swap	9/1/2011	$10 million	0.7650%	9/1/2013
Interest Rate Swap	9/1/2011	$10 million	0.9025%	3/1/2014
Interest Rate Swap	9/1/2011	$10 million	1.0700%	9/1/2014
We assessed these agreements and concluded that the swap agreements match the exact terms of the underlying debt except for a slight timing difference. We use a hypothetical derivative method to assess and measure ineffectiveness associated with the hedge each reporting period. During fiscal year 2012, the interest rate swap agreements had minimal ineffectiveness and were considered highly-effective hedges.
The changes in fair value of the interest rate swap agreements resulted in an AOCI loss, net of taxes, of $0.1 million for the year ended June 30, 2012 and an AOCI gain, net of taxes, of $0.1 million the year ended July 2, 2011. See Note 15(d) - Derivatives for further details.
(z) Recently Adopted Accounting Pronouncements: In December 2010, the Financial Accounting Standards Board ("FASB"), issued Accounting Standards Update, ("ASU"), 2010-28, Intangibles - Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (“ASU 2010-28”). ASU 2010-28 modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity must consider whether there are any adverse qualitative factors indicating an impairment may exist. ASU 2010-28 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. ASU 2010-28 was adopted on July 3, 2011 , and the adoption had no impact on our financial statements.
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
(aa) Recently Issued Accounting Pronouncements Not Yet Adopted: In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220) - Presentation of Comprehensive Income ("ASU 2011-05"). This new guidance gives companies two choices on how to present items of net income, items of other comprehensive income and total comprehensive income: companies can create one continuous statement of comprehensive income or two separate consecutive statements. Other comprehensive income will no longer be allowed to be presented solely in the statement of stockholders' equity. Earnings per share would continue to be based on net income. ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and applied on a retrospective basis. ASU 2011-05 is therefore effective for our fiscal year ending June 29, 2013, and we are evaluating the disclosure presentation on our financial statements.
In December 2011, the FASB issued ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 ("ASU 2011-12"). ASU 2011-12 indefinitely defers the new provisions under ASU 2011-05, which required entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented for both interim and annual financial statements. ASU 2011-12 is effective for the years beginning after December 15, 2011. It is therefore effective for our fiscal year ending June 29, 2013, and we are evaluating the disclosure presentation on our financial statements.
In September 2011, the FASB issued ASU No. 2011-08, Intangibles - Goodwill and Other (Topic 350), Testing Goodwill for Impairment ("ASU 2011-08") . The Board decided to simplify how companies are required to test goodwill for impairment. Companies now have the option to first assess qualitative factors to determine whether it is more likely than not (likelihood of more than 50%) that the fair value of a reporting unit is less than its carrying amount. If after considering the totality of events and circumstances a company determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it will not have to perform the two-

step impairment test. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. If a company has not yet issued their financial statements for the most recent annual or interim period, the company may choose to perform the qualitative assessment. ASU 2011-08 will be effective for our fiscal year ending June 29, 2013, and we do not expect the adoption to have a material effect on our financial statements.

NOTE 3—ACQUISITIONS
We accounted for the acquisitions of The Cotton Exchange and Art Gun pursuant to FASB Codification No. 805, Business Combinations, with the purchase price, including contingent consideration as applicable, being allocated based upon fair values. We determined fair values using one or more of the following valuation techniques, all of which are considered level two inputs based on the fair value hierarchy: (a) market approach using prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities; or (b) cost approach using amounts that would be required to replace the service capacity of an asset. We financed the acquisitions completed in fiscal years 2011 and 2010 using our U.S. asset-based secured credit facility. The acquisitions are included in the consolidated financial statements in our branded segment since the acquisition date.
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
Art Gun Acquisition
On December 28, 2009, through our wholly-owned subsidiary, Art Gun, LLC, we acquired substantially all of the net assets of Art Gun Technologies, LLC. Through its innovative technology, Art Gun provides shoppers the ability to choose a basic garment and design a unique graphic to create a one-of-a-kind customized product. We purchased the associated accounts receivable, inventory, fixed assets and intangibles of the business, and assumed certain liabilities. The aggregate consideration for the acquisition of Art Gun included $1 million paid in cash at closing. Additional amounts are due to the Art Gun sellers if performance targets are met by Art Gun during each of the fiscal years beginning on July 4, 2010 and ending on July 1, 2017.
We identified and recorded certain intangible assets with definite lives, including technology and non-compete agreements, and goodwill in conjunction with the acquisition of Art Gun. See Note 6 - Goodwill and Intangible Assets for details and Note 2(m) - Impairment of Goodwill for further discussion.

NOTE 4—INVENTORIES
Inventories, net of reserves of $5.2 million and $3.7 million in fiscal years 2012 and 2011, respectively, consist of the following (in thousands):

	June 30, 2012	July 2, 2011
Raw materials	$11,759	$20,970
Work in process	18,986	34,599
Finished goods	130,888	103,640
	$161,633	$159,209
Raw materials include finished yarn and direct materials for the basics segment and include direct embellishment materials and undecorated garments and headwear for the branded segment. In fiscal year 2011, raw materials included $6.6 million of undecorated garments related to The Cotton Exchange. Upon the integration of The Cotton Exchange with Soffe in fiscal year 2012, these undecorated garments are being classified as finished goods. In fiscal year 2011, work in process included $9.6 million in products that were in-transit to our distribution centers. Beginning in fiscal year 2012, these products in-transit to our distribution centers are being classified as finished goods.

NOTE 5—PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consist of the following (in thousands):

	Estimated Useful Life	June 30, 2012	July 2, 2011
Land and land improvements	N/A	$993	$993
Buildings	10-20 years	7,893	7,385
Machinery and equipment	5-15 years	65,404	62,400
Computers and software	3-10 years	19,256	16,320
Furniture and fixtures	7 years	4,973	4,760
Leasehold improvements	3-10 years	2,626	1,869
Automobiles	5 years	752	633
Construction in progress	N/A	2,053	3,589
		103,950	97,949
Less accumulated depreciation and amortization		(64,525)	(58,193)
		$39,425	$39,756

NOTE 6—GOODWILL AND INTANGIBLE ASSETS
Components of intangible assets consist of the following (in thousands):

	June 30, 2012			July 2, 2011
	Cost	Accumulated Amortization	Net Value	Cost	Accumulated Amortization	Net Value	Economic Life

Goodwill	$16,812	$—	$16,812	$17,424	$(612)	$16,812	N/A

Intangibles:
Tradename/trademarks	$1,530	$(526)	$1,004	$1,530	$(450)	$1,080	20 yrs
Customer relationships	7,220	(2,486)	4,734	7,220	(2,124)	5,096	20 yrs
Technology	1,220	(307)	913	1,220	(185)	1,035	10 yrs
Non-compete agreements	517	(371)	146	517	(323)	194	4 – 8.5 yrs
Total intangibles	$10,487	$(3,690)	$6,797	$10,487	$(3,082)	$7,405

The goodwill cost presented for June 30, 2012 represents the acquired goodwill net of the cumulative impairment losses of $0.6 million. Amortization expense for intangible assets was $0.6 million for each of the years ended June 30, 2012, July 2, 2011 and July 3, 2010. Amortization expense is estimated to be approximately $0.6 million each for fiscal years 2013, 2014, 2015, 2016 and 2017.

NOTE 7—ACCRUED EXPENSES
Accrued expenses consist of the following (in thousands):

	June 30, 2012	July 2, 2011
Accrued employee compensation and benefits	$7,645	$15,492
Taxes accrued and withheld	1,133	1,204
Accrued insurance	889	804
Accrued advertising	626	741
Accrued royalties	2,868	2,213
Accrued commissions	725	1,163
Derivative liability	—	22
Other	2,722	2,069
	$16,608	$23,708

NOTE 8—LONG-TERM DEBT
Long-term debt consists of the following (in thousands):

	June 30, 2012	July 2, 2011
Revolving credit facility, interest at base rate or adjusted LIBOR rate plus an applicable margin (interest at 2.6% on June 30, 2012) due May 2016	$103,965	$75,936
Revolving credit facility with Banco Ficohsa, a Honduran bank, interest at 7% due March 2019 (denominated in U.S. dollars)	5,000	5,000
Term loan with Banco Ficohsa, a Honduran bank, interest at 7%, interest only payments thru March 2012, principal payments begin April 2012, payable monthly with a seven-year term (denominated in U.S. dollars)	5,513	5,837
	114,478	86,773
Less current installments	(3,529)	(2,799)
Long-term debt, excluding current installments	$110,949	$83,974
On May 27, 2011, Delta Apparel, Soffe, Junkfood, To The Game and Art Gun entered into a Fourth Amended and Restated Loan and Security Agreement (the “Amended Loan Agreement”) with the financial institutions named in the Amended Loan Agreement as Lenders, Wells Fargo Bank, National Association, as Administrative Agent, Bank of America, N.A., as Syndication Agent, Wells Fargo Capital Finance, LLC, as Sole Lead Arranger, and Wells Fargo Capital Finance, LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Joint Bookrunners. In connection with the Amended Loan Agreement, Israel Discount Bank of New York was removed from the syndicate of lenders under the credit facility, and Bank of America, N.A. was added to the syndicate of lenders.
Pursuant to the Amended Loan Agreement, the maturity of the loans under the previously existing credit facility was extended to May 26, 2016 and the line of credit was increased to $145 million (subject to borrowing base limitations), which represents an increase of $35 million in the amount that was previously available under the credit facility. Under the Amended Loan Agreement, provided that no event of default exists, we have the option to increase the maximum credit available under the facility to $200 million (subject to borrowing base limitations), conditioned upon the Agent's ability to secure additional commitments and customary closing conditions. In fiscal year 2011, we paid $1.4 million in financing costs in conjunction with the Amended Loan Agreement.
The credit facility is secured by a first-priority lien on substantially all of the real and personal property of Delta Apparel, Junkfood, Soffe, To The Game, and Art Gun. All loans bear interest at rates, at the Company's option, based on either (a) an adjusted LIBOR rate plus an applicable margin or (b) a base rate plus an applicable margin, with the base rate equal to the greatest of (i) the federal funds rate plus 0.5%, (ii) the LIBOR rate plus 1.0%, or (iii) the prime rate announced by Wells Fargo, National Association. The facility requires monthly installment payments of approximately $0.2 million in connection with fixed asset amortizations, and these amounts reduce the amount of availability under the facility. Annual facility fees are 0.25% or 0.375% (subject to average excess availability) of the amount by which $145 million exceeds the average daily principal balance of the outstanding loans and letters of credit accommodations. The annual facility fees are charged monthly based on the principal balances during the immediately preceding month.
At June 30, 2012, we had $104.0 million outstanding under our U.S. credit facility at an average interest rate of 2.6%, and had the ability to borrow an additional $33.6 million. Our credit facility includes the financial covenant that if the amount of availability falls below an amount equal to 12.5% of the lesser of the borrowing base or $145 million, our Fixed Charge Coverage Ratio (“FCCR”) (as defined in the Amended Loan Agreement) for the preceding 12 month period must not be less than 1.1 to 1.0. As availability was above the minimum, we were not subject to the FCCR covenant at June 30, 2012. In addition, the credit facility includes customary conditions to funding, representations and warranties, covenants, and events of default. The covenants include, among other things, limitations on asset sales, consolidations, mergers, liens, indebtedness, loans, investments, guaranties, acquisitions, dividends, stock repurchases, and transactions with affiliates.
Proceeds of the loans may be used for permitted acquisitions (as defined in the Amended Loan Agreement), general operating expenses, working capital, other corporate purposes, and to finance credit facility fees and expenses. Under our credit agreement, we are allowed to make cash dividends and stock repurchases if (i) as of the date of the payment or repurchase and after giving effect to the payment or repurchase, we have availability on that date of not less than $15 million and average availability for the 30 day period immediately preceding that date of not less than $15 million; and (ii) the aggregate amount of dividends and stock repurchases after May 27, 2011 does not exceed $19 million plus 50% of our cumulative net income (as defined in the Amended Loan Agreement) from the first day of fiscal year 2012 to the date of determination. At June 30, 2012 and July 2, 2011, there was $14.8 million and $18.7 million, respectively, of retained earnings free of restrictions to make cash dividends or stock repurchases.
The credit facility contains a subjective acceleration clause and a “springing” lockbox arrangement (as defined in FASB Codification No. 470, Debt ("ASC 470")), whereby remittances from customers will be forwarded to our general bank account and will not reduce the outstanding debt until and unless a specified event or an event of default occurs. Pursuant to ASC 470, we classify borrowings under the facility as long-term debt.

In March 2011, we extinguished our existing debt with Banco Ficohsa, a Honduran bank, and entered into a new credit facility with them. Proceeds from the new loan agreement were used to extinguish the existing loan indebtedness and resulted in no gain or loss being recorded upon extinguishment. The debt facility is secured by a first-priority lien on the assets of our Honduran operations and the loan is not guaranteed by the U.S. entity. The installment loan portion of the agreement carries a fixed interest rate of 7% for a term of seven years and is denominated in U.S. dollars. During the first 12 months of the term, the loan requires only monthly interest payments with no principal payments. Beginning in April 2012, ratable monthly principal and interest payments are due through the end of the term. As of June 30, 2012, we had $5.5 million outstanding on this loan. The revolving credit facility has a 7% fixed interest rate with an ongoing 18-month term (expiring March 2018) and is denominated in U.S. dollars. The revolving credit facility requires minimum payments of $1.7 million during each 6 month period of the 18-month term; however, the agreement permits additional drawdowns to the extent payments are made, if certain objective covenants are met. The new revolving Honduran debt, by its nature, is not long-term as it requires scheduled payments each six months. However, as the agreement permits us to re-borrow funds up to the amount repaid, subject to certain objective covenants, and we intend to re-borrow funds, subject to the objective criteria, the amounts have been classified as long-term debt. As of June 30, 2012, we had $5 million outstanding on this loan.
The aggregate maturities of debt at June 30, 2012 are as follows (in thousands):

Fiscal Year	Amount
2013	$3,529
2014	3,529
2015	3,529
2016	97,270
2017	973
Thereafter	5,648
$114,478

NOTE 9—INCOME TAXES
The provision for income taxes consists of the following (in thousands):

	Year ended
	June 30, 2012	July 2, 2011	July 3, 2010
Current:
Federal	$(6,795)	$3,936	$3,317
State	—	315	288
Foreign	157	167	148
Total current	$(6,638)	$4,418	$3,753
Deferred:
Federal	$(284)	$562	$115
State	(985)	373	598
Total deferred	(1,269)	935	713
(Benefit from) provision for income taxes	$(7,907)	$5,353	$4,466
For financial reporting purposes, income before income taxes includes the following components (in thousands):

	Year ended
	June 30, 2012	July 2, 2011	July 3, 2010
United States	$(21,660)	$12,814	$11,143
Foreign	11,306	9,866	5,510
	$(10,354)	$22,680	$16,653
In fiscal year 2012, we generated federal net operating losses of $20.0 million. We have classified this net operating loss in income taxes receivable as we believe this asset is fully realizable as we intend to carry this loss back against the taxable income from fiscal years 2011 and 2010, which can sufficiently cover this loss.
A reconciliation between actual (benefit from) provision for income taxes and the provision for income taxes computed using the federal statutory income tax rate of 34.0% is as follows (in thousands):

	Year ended
	June 30, 2012	July 2, 2011	July 3, 2010
Income tax expense at the statutory rate	$(3,520)	$7,712	$5,662
State income tax expense, net of federal income tax effect	(975)	561	358
Rate difference and nondeductible items in foreign jurisdictions	(47)	(20)	(12)
Impact of foreign earnings in tax-free zone	(3,683)	(3,223)	(1,765)
Valuation allowance adjustments	14	—	84
Nondeductible compensation	193	157	—
Nondeductible amortization and other permanent differences	91	86	95
Amended return and charitable contribution adjustments	—	—	(20)
Other	20	80	64
(Benefit from) provision for income taxes	$(7,907)	$5,353	$4,466
Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. We have not provided deferred taxes on the $35.9 million of undistributed earnings of our foreign subsidiaries where the earnings are considered to be permanently reinvested. The undistributed earnings would become taxable in the United States if we decided to repatriate earnings for business, tax or foreign exchange reasons. If we made that decision, U.S. income taxes would be provided for net of foreign taxes already paid. The determination of the unrecognized deferred tax liability associated with these unremitted earnings is not practical at this time. Significant components of our deferred tax assets and liabilities are as follows (in thousands):

	June 30, 2012	July 2, 2011
Deferred tax assets:
State net operating loss carryforwards	$1,406	$446
Charitable donation carryforward	373	352
Derivative — interest rate contracts	81	9
Currently nondeductible accruals	5,555	4,363
Gross deferred tax assets	7,415	5,170
Less valuation allowance — state net operating loss	(122)	(108)
Net deferred tax assets	7,293	5,062

Deferred tax liabilities:
Depreciation	(2,704)	(2,032)
Goodwill and intangibles	(3,319)	(2,876)
Other	(109)	(100)
Gross deferred tax liabilities	(6,132)	(5,008)
Net deferred tax asset	1,161	54
Less non-current net deferred tax liabilities	3,803	2,877
Current deferred tax asset	$4,964	$2,931
As of June 30, 2012, we had $1.0 million of charitable contribution carryforwards for federal income tax purposes resulting in a deferred tax asset of $0.4 million. In fiscal year 2013, $0.9 million of the charitable carryforward expires, with the remaining $0.1 million expiring in fiscal year 2014. The future charitable deduction in limited to 10% of taxable income for each year. Based on our forecasts, we expect that we will have sufficient taxable income to use all of the charitable contributions before they expire. Therefore, we determined that no valuation allowance against the deferred tax asset associated with the charitable carryforward is required.
As of June 30, 2012 and July 2, 2011, we had operating loss carryforwards of approximately $31.1 million and $12.0 million, respectively, for state purposes, resulting in deferred tax assets of $1.4 million and $0.4 million, respectively. These carryforwards expire at various intervals through 2032. Our deferred tax asset related to state net operating loss carryforwards is reduced by a valuation allowance to result in deferred tax assets we consider more likely than not to be realized. There was a fourteen thousand net change in the total valuation allowance for the year ended June 30, 2012. The ultimate realization of deferred tax assets depends upon the generation of future taxable income during the periods in which those temporary differences become deductible.

FASB Codification No. 740, Income Taxes (“ASC 740”) requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not (i.e., a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. The tax years 2008 to 2011, according to statute, remain open to examination by the major taxing jurisdictions to which we are subject. Upon adoption of ASC 740, we did not have any material unrecognized tax benefits, nor did we have any material unrecognized tax benefits as of June 30, 2012. We recognize accrued interest and penalties related to unrecognized tax benefits as components of our income tax provision. We did not have any interest and penalties accrued related to unrecognized tax benefits as of June 30, 2012.

NOTE 10—LEASES
We have several non-cancelable operating leases primarily related to buildings, office equipment and computer systems. Certain land and building leases have renewal options generally for periods ranging from 5 to 10 years.
Future minimum lease payments under non-cancelable operating leases as of June 30, 2012 were as follows (in thousands):

Fiscal Year	Amount
2013	$8,912
2014	7,054
2015	6,609
2016	4,947
2017	2,618
Thereafter	1,183
$31,323
Rent expense for all operating leases was approximately $10.0 million, $9.7 million and $9.1 million for fiscal years 2012, 2011, and 2010, respectively.

NOTE 11—EMPLOYEE BENEFIT PLANS
We sponsor and maintain a 401(k) retirement savings plan (the “401(k) Plan”) for our employees who meet certain service and age requirements. The 401(k) Plan permits participants to make pre-tax contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code. The 401(k) Plan provides for us to make a guaranteed match of the employee’s contributions. We contributed approximately $1.3 million, $1.2 million and $1.1 million to the 401(k) Plan during fiscal years 2012, 2011, and 2010, respectively.
We provide postretirement life insurance benefits for certain retired employees. The plan is noncontributory and is unfunded, and therefore, benefits and expenses are paid from our general assets as they are incurred. All of the employees in the plan are fully vested and the plan was closed to new employees in 1990. The discount rate used in determining the liability was 6.0% for fiscal years 2012 and 2011. The following table presents the benefit obligation for these benefits, which is included in accrued expenses in the accompanying balance sheets (in thousands).

	June 30, 2012	July 2, 2011
Balance at beginning of year	$580	$626
Interest expense	6	6
Benefits paid	(61)	(53)
Actuarial adjustment	1	1
Balance at end of year	$526	$580

NOTE 12—STOCK-BASED COMPENSATION
On November 11, 2010, the Delta Apparel, Inc. shareholders approved the Delta Apparel, Inc. 2010 Stock Plan ("2010 Stock Plan"). Upon shareholder approval of the 2010 Stock Plan, no additional awards have been or will be granted under either the Delta Apparel Stock Option Plan ("Option Plan") or the Delta Apparel Incentive Stock Award Plan ("Award Plan"); instead, all stock awards have and will be granted under the 2010 Stock Plan. We account for these plans pursuant to ASC 718, SAB 107 and SAB 110.
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
Compensation expense is recorded on the cost of sales and selling, general and administrative expense line items in our statements of operations on a straight-line basis over the vesting periods. In fiscal year 2012 we expensed $1.3 million in conjunction with our 2010 Stock Plan.

Stock Options
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
A summary of our stock option activity for the fiscal year ended June 30, 2012 under the 2010 Stock Plan is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (thousands)
Outstanding at July 2, 2011	50,000	$13.47
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	—	—
Outstanding at June 30, 2012	50,000	13.47	5.6 yrs	—
Exercisable at June 30, 2012	50,000	13.47	5.6 yrs	—
The weighted-average per share grant date fair value of options granted during the fiscal year 2011 was $6.25 per option. Shares are generally issued from treasury stock upon exercise of the options. ASC 718 requires that cash flows from tax benefits attributable to tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) be classified as financing cash flows. During fiscal year 2012 no options under the 2010 Stock Plan were exercised. A summary of the status of our non-vested stock options under the 2010 Stock Plan as of June 30, 2012, and changes during the fiscal year ended June 30, 2012, is presented below:

	Shares	Weighted- Average Grant-Date Fair Value
Nonvested at July 2, 2011	25,000	$6.25
Granted	—	—
Vested	(25,000)	6.25
Forfeited	—	—
Expired	—	—
Nonvested at June 30, 2012	—	—

Restricted Stock Units and Performance Units
During fiscal year 2012, restricted stock units representing 91,450 shares of our common stock were granted. These restricted stock units are serviced based and will vest upon the filing of our Annual Report on Form 10-K for the fiscal year ended June 29, 2013.
During fiscal year 2012, performance units representing 299,450 shares of our common stock were granted. Of this amount, 52,000 units were based on the achievement of certain performance criteria for the fiscal year ended June 30, 2012 and would have vested upon the filing of our Annual Report on Form 10-K for fiscal year 2012; however, the performance criteria was not met. An additional 91,450 units are based on the achievement of certain performance criteria for the two years period ended June 29, 2013 and will vest with the filing of our Annual Report on Form 10-K for fiscal year 2013, subject to the achievement of the performance goals. These performance units will be payable in the common stock of Delta Apparel, Inc. and are therefore accounted for under the equity method pursuant to ASC 718.
The remaining 156,000 units are based on the achievement of one-year performance criteria for each of the fiscal years 2013, 2014 and 2015, with one third of such units eligible to vest with the filing of our Annual Report on Form 10-K for each of the fiscal years. Upon achievement of the performance goals, one-half are payable in the common stock of Delta Apparel, Inc. and are therefore accounted for under the equity method pursuant to ASC 718 and one-half are payable in cash and are therefore accounted for under the liability method pursuant to ASC 718.
A summary of the status of our nonvested restricted stock units and performance units under the 2010 Stock Plan as of June 30, 2012, and changes during the year ended June 30, 2012, is presented below:

Units
Nonvested at July 2, 2011	—
Granted	390,900
Vested	—
Forfeited	(53,200)
Nonvested at June 30, 2012	337,700
As of June 30, 2012, there was $3.5 million of total unrecognized compensation cost related to non-vested stock options under the 2010 Stock Plan. This cost is expected to be recognized over a period of 3 years.

Option Plan
Prior to expiration of the Option Plan, the Compensation Committee of our Board of Directors had the discretion to grant options for up to 2,000,000 shares of common stock to officers and key and middle level executives for the purchase of our stock at prices not less than fifty percent of the fair market value of the shares on the dates of grant, with an exercise term (as determined by the Compensation Committee) not to exceed 10 years. The Compensation Committee determined the vesting period for the stock options, which generally became exercisable over three to four years. Certain option awards in the Option Plan provided for accelerated vesting upon meeting specific retirement, death or disability criteria. No options were granted under the Option Plan during fiscal years 2012 or 2011. During fiscal year 2010, we granted non-qualified options for 28,000 shares of our common stock.
Compensation expense is recorded on the cost of sales and selling, general and administrative expense line items in our statements of operations on a straight-line basis over the vesting periods. In fiscal years 2012, 2011 and 2010, we expensed $0.3 million, $0.2 million and $0.1 million, respectively, in conjunction with our Option Plan. Associated with the compensation cost for the Option Plan are recognized tax benefits of $0.1 million, $0.1 million, and $0.3 million for each of fiscal years 2012, 2011 and 2010, respectively.
The following table summarizes the weighted average grant date fair values and assumptions that were used to estimate the grant date fair values using the Black-Scholes option-pricing model of the options granted during the fiscal year ended 2010:

18

	2012	2011	2010
Risk-free interest rate	N/A	N/A	3%
Expected life	N/A	N/A	6.0 yrs
Expected volatility	N/A	N/A	51%
Expected dividend yield	N/A	N/A	—%
Weighted-average per share fair value of options granted	N/A	N/A	$3.53
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
A summary of our stock option activity under the Option Plan for the fiscal year ended June 30, 2012 under the Option Plan is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (thousands)
Outstanding at July 2, 2011	851,167	$12.16
Granted	—	—
Exercised	(25,333)	8.11
Forfeited	(26,000)	14.49
Expired	—	—
Outstanding at June 30, 2012	799,834	12.22	4.4 yrs	—
Exercisable at June 30, 2012	799,834	12.22	4.4 yrs	—
The weighted-average per share grant date fair value of options granted during the fiscal year 2010 was $3.53 per option. The total intrinsic value of options exercised during fiscal years 2012 and 2011 was $0.2 million and $0.6 million, respectively. Shares are generally issued from treasury stock upon exercise of the options. ASC 718 requires that cash flows from tax benefits attributable to tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) be classified as financing cash flows. During fiscal years 2012 and 2011, exercised options under the Option Plan resulted in excess tax benefits of $529 thousand and $84 thousand, respectively. No options were exercised during fiscal year 2010.
A summary of the status of our non-vested stock options as of June 30, 2012, and changes during the fiscal year ended June 30, 2012, is presented below:

	Shares	Weighted- Average Grant-Date Fair Value
Nonvested at July 2, 2011	74,005	2.95
Granted	—	—
Vested	(71,338)	2.93
Forfeited	(2,667)	2.95
Expired	—	—
Nonvested at June 30, 2012	—	—
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
In fiscal year 2011, prior to the adoption of the 2010 Stock Plan, awards for up to 7,000 shares of our common stock were granted. The award was comprised of 4,200 shares which were service based and vested upon the filing on our Annual Report of Form 10-K for the fiscal year ended July 2, 2011. The remaining 2,800 shares were performance awards and were based on the achievement of performance criteria for the two year period ending July 2, 2011 and vested upon the filing of our Annual Report of Form 10-K for the fiscal year ended July 2, 2011, subject to the performance criteria.
In fiscal year 2010, awards for up to 186,000 shares of our common stock were granted. The outstanding awards are comprised of 135,600 shares which are service based and 50,400 shares which are performance based. Within the service awards, 30,000 shares vested upon the filing of our Annual Report on Form 10-K for fiscal year ended July 3, 2010. The remaining 105,600 service based shares vested upon the filing of our Annual Report on Form 10-K for the fiscal year ended July 2, 2011. The performance awards representing 50,400 shares are based on the achievement of performance criteria for the two year period ending July 2, 2011, and vested upon the filing of our Annual Report for the year ended July 2, 2011, subject to the performance criteria. No awards were granted in fiscal year 2009. Awards provide for accelerated vesting upon meeting specific retirement, death or disability criteria.
Compensation expense recorded under the Award Plan was $0.1 million, $1.8 million and $1.6 million in fiscal years 2012, 2011 and 2010, respectively. Compensation expense is recorded on the cost of sales and selling, general and administrative expense line items of our statements of income as incurred.
A summary of the status of our nonvested awards as of June 30, 2012, and changes during the year ended June 30, 2012, is presented below:

	Shares	Weighted Average Exercise Price
Nonvested at July 2, 2011	151,680	0.01
Granted	—	—
Vested	(151,680)	0.01
Forfeited	—	—
Performance adjustment	—	—
Nonvested at June 30, 2012	—	—

NOTE 13—BUSINESS SEGMENTS
We operate our business in two distinct segments: branded and basics. Although the two segments are similar in their production processes and regulatory environments, they are distinct in their economic characteristics, products and distribution methods.
The branded segment is comprised of our business units focused on specialized apparel garments and headwear to meet consumer preferences and fashion trends, and includes Soffe (which includes The Cotton Exchange as the bookstore division of Soffe), Junkfood, To The Game and Art Gun. These branded embellished and unembellished products are sold through specialty and boutique shops, upscale and traditional department stores, mid-tier retailers, sporting goods stores, college bookstores and the U.S. military. Products in this segment are marketed under our lifestyle brands of Soffe®, Intensity Athletics®, The Cotton Exchange®, Junk Food®, The Game®, Salt Life® and Realtree Outfitters® as well as other labels. The results of The Cotton Exchange and Art Gun have been included in the branded segment since their acquisitions on July 12, 2010 and December 28, 2009, respectively.
The basics segment is comprised of our business units primarily focused on garment styles that are characterized by low fashion risk, and includes our Delta Catalog and FunTees businesses. Within the Delta Catalog business, we market, distribute and manufacture unembellished knit apparel under the main brands of Delta Pro Weight® and Delta Magnum Weight®. Delta Catalog products are sold to a diversified audience ranging from large licensed screen printers all the way to small independent businesses. We also manufacture private label products for major branded sportswear companies, retailers, corporate industry programs, and sports licensed apparel marketers. Typically these products are sold with value-added services such as hangtags, ticketing, hangers, and embellishment so that they are fully ready for retail. The majority of the private label products are sold through the FunTees business.
Robert W. Humphreys, our chief operating decision maker, and management evaluate performance and allocates resources based on profit or loss from operations before interest, income taxes and special charges (“Segment Operating Income (Loss)”). Our Segment Operating Income (Loss) may not be comparable to similarly titled measures used by other companies. The accounting policies of our reportable segments are the same as those described in Note 2. Intercompany transfers between operating segments are transacted at cost and have been eliminated within the segment amounts shown in the following table (in thousands).

	Basics	Branded	Consolidated
Fiscal Year 2012:
Net sales	$254,718	$235,205	$489,923
Segment operating (loss) income	(12,484)	6,262	(6,222)
Segment assets **	168,492	151,902	320,394
Equity investment in joint venture	2,818	—	2,818
Purchases of property and equipment	3,828	2,798	6,626
Depreciation and amortization	5,547	1,945	7,492

Fiscal Year 2011:
Net sales	$253,494	$221,742	$475,236
Gain on contingent consideration, net of impairment charges *	—	918	918
Segment operating income	16,889	8,407	25,296
Segment assets **	162,932	148,933	311,865
Equity investment in joint venture	2,664	—	2,664
Purchases of property and equipment	4,164	3,802	7,966
Depreciation and amortization	4,913	2,346	7,259

Fiscal Year 2010:
Net sales	$226,590	$197,821	$424,411
Segment operating income	2,360	17,802	20,162
Segment assets **	131,012	120,321	251,333
Equity investment in joint venture	2,682	—	2,682
Purchases of property and equipment	4,476	2,479	6,955
Depreciation and amortization	5,060	1,728	6,788
______________________

*	See Note 2(m) for further information regarding the remeasurement of contingent consideration and impairment testing of goodwill and intangibles.

**	All goodwill and intangibles on our balance sheet is included in the branded segment.

The following reconciles the Segment Operating (Loss) Income to the consolidated (loss) income before income taxes (in thousands):

	Year Ended
	June 30, 2012	July 2, 2011	July 3, 2010
Segment operating (loss) income	$(6,222)	$25,296	$20,162
Unallocated interest expense	4,132	2,616	3,509
Consolidated (loss) income before taxes	$(10,354)	$22,680	$16,653

Our revenues include sales to domestic and foreign customers. Foreign customers are composed of companies whose headquarters are located outside of the United States. Supplemental information regarding our revenues by geographic area based on the location of the customer is as follows (in thousands):

	Year Ended
	June 30, 2012	July 2, 2011	July 3, 2010
United States	$484,419	$470,909	$412,938
Foreign	5,504	4,327	11,473
Total net sales	$489,923	$475,236	$424,411

Our long-lived assets, excluding goodwill and intangible assets, consist of property, plant and equipment for all locations. We attribute our property, plant and equipment to a particular country based on the location of the long-lived assets. Summarized financial information by geographic area is as follows (in thousands):

	June 30, 2012	July 2, 2011
United States	$22,146	$21,834

Honduras	13,220	14,635
El Salvador	2,979	2,066
Mexico	1,080	1,221
All foreign countries	17,279	17,922

Total long-lived assets, excluding goodwill and intangibles	$39,425	$39,756

NOTE 14—REPURCHASE OF COMMON STOCK
As of June 30, 2012, our Board of Directors had authorized management to use up to $20.0 million to repurchase Delta Apparel stock in open market transactions under our Stock Repurchase Program.
During fiscal years 2012 and 2011, we purchased 168,120 shares and 176,756 shares, respectively, of our common stock for a total cost of $2.6 million and $2.5 million, respectively. No purchases of our common stock were made during fiscal year 2010. As of June 30, 2012, we have purchased 1,369,647 shares of common stock for an aggregate of $14.2 million since the inception of the Stock Repurchase Program. All purchases were made at the discretion of management. As of June 30, 2012, $5.8 million remained available for future purchases under our Stock Repurchase Program, which does not have an expiration date.
The following table summarizes the purchases of our common stock for the quarter ended June 30, 2012:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Dollar Value of Shares that May Yet Be Purchased Under the Plans *
April 1 to May 5, 2012	—	$0.00	—	$6.1	million
May 6 to June 2, 2012	—	$0.00	—	$6.1	million
June 3 to June 30, 2012	25,416	$13.92	25,416	$5.8	million
Total	25,416	$13.92	25,416	$5.8	million
* As of June 30, 2012

NOTE 15—COMMITMENTS AND CONTINGENCIES
(a) Litigation

We received an inquiry from the U.S. Consumer Product Safety Commission (“Commission”) regarding a children's drawstring hoodie product sourced, distributed and sold by our Junkfood division and its compliance with applicable product safety standards. The Commission subsequently investigated the matter, including whether we complied with the reporting requirements of Consumer Product Safety Act (“CPSA”), and the garments in question were ultimately recalled. On or about July 25, 2012, Junkfood received notification from the Commission staff alleging that Junkfood knowingly violated CPSA Section 15(b) and that it will recommend to the Commission a $900,000 civil penalty. We contend that the Commission's allegations are without merit.

On August 27, 2012, Junkfood responded to the Commission staff regarding its recommended penalty, setting forth a number of defenses and mitigating factors that could result in a much lower penalty, if any, ultimately imposed by a court should the matter proceed to litigation. While we will continue to defend against these allegations, we believe it is probable that a liability has been incurred. Based upon the terms of previously published CPSC settlements and related product recall notices, we believe if we settle the matter the minimum settlement amount would be $25 thousand. Should the Commission seek enforcement of the recommended civil penalty and ultimately prevail on its claims at trial, we could be required to pay amounts exceeding $900,000, along with interest and the Commission's costs and fees. As of June 30, 2012 we have recorded a liability for the most likely outcome within this range.

In addition, at times we are party to various legal claims, actions and complaints. We believe that, as a result of legal defenses, insurance arrangements, and indemnification provisions with parties believed to be financially capable, such actions should not have a material effect on our operations, financial condition, or liquidity.

(b) Purchase Contracts
We have entered into agreements, and have fixed prices, to purchase yarn, natural gas, finished fabric and finished apparel and headwear products for use in our operations. At June 30, 2012, minimum payments under these contracts were as follows (in thousands):

Yarn	$21,871
Natural Gas	1,346
Finished fabric	1,611
Finished products	21,823
$46,651
(c) Letters of Credit
As of June 30, 2012, we had outstanding standby letters of credit totaling $0.4 million and outstanding commercial letters of credit totaling $2.0 million.
(d) Derivatives
From time to time we may use interest rate swaps or other instruments to manage our interest rate exposure and reduce the impact of future interest rate changes. We do not use these financial instruments for trading or speculative purposes. On September 1, 2011, our $15 million interest rate swap agreement at 1.1% matured. The outstanding financial instruments as of June 30, 2012 are as follows:

	Effective Date	Notational Amount	LIBOR Rate	Maturity Date
Interest Rate Swap	9/1/2011	$10 million	0.7650%	9/1/2013
Interest Rate Swap	9/1/2011	$10 million	0.9025%	3/1/2014
Interest Rate Swap	9/1/2011	$10 million	1.0700%	9/1/2014
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

The following financial liabilities are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements Using
Period Ended	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest Rate Swap
June 30, 2012	$209	—	$209	—
July 2, 2011	$22	—	$22	—

Contingent Consideration
June 30, 2012	—	—	—	—
July 2, 2011	—	—	—	—
The fair value of the interest rate swap agreement was derived from discounted cash flow analysis based on the terms of the contract and the forward interest rate curve adjusted for our credit risk, which fall in level 2 of the fair value hierarchy. We used the historical results and projected cash flows based on the contractually defined terms, discounted as necessary, to estimate the fair value of the contingent consideration for Art Gun. Accordingly, the fair value measurement for contingent consideration falls in level 3 of the fair value hierarchy. The contingent consideration for Art Gun is remeasured at the end of each reporting period. Additionally, we remeasured the Art Gun goodwill to fair value in the period ended January 1, 2011. See Note 2(m) - Impairment of Goodwill for further discussion.
The following table summarizes the fair value and presentation in the consolidated balance sheets for derivatives as of June 30, 2012 and July 2, 2011.

	June 30, 2012	7/2/2011
Accrued expenses	$—	$22
Deferred tax liabilities	(80)	(8)
Other liabilities	209	—
Accumulated other comprehensive loss	$129	$14

(e) License Agreements
We have entered into license agreements that provide for royalty payments of net sales of licensed products as set forth in the agreements. These license agreements are within our branded segment. We have incurred royalty expense (included in selling, general and administrative expenses) of approximately $15.2 million, $12.4 million and $11.6 million during fiscal years 2012, 2011, and 2010, respectively.
Based on minimum sales requirements, future minimum royalty payments required under these license agreements are (in thousands):

Fiscal Year	Amount
2013	$2,496
2014	2,787
2015	2,335
2016	770
2017	—
$8,388

NOTE 16—QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
Presented below is a summary of our unaudited consolidated quarterly financial information for the fiscal years ended June 30, 2012 and July 2, 2011 (in thousands):

	2012 Quarter Ended				2011 Quarter Ended
	September 29	December 29	March 31	June 30	October 2	January 1	April 2	July 2
Net sales	$123,523	$105,486	$125,541	$135,373	$107,916	$104,722	$124,954	$137,644
Gross profit	31,253	141	25,191	27,138	25,909	21,878	30,862	37,586
Operating income (loss)	6,698	(19,989)	2,856	4,213	2,956	2,625	8,127	11,588
Net income (loss)	4,412	(13,592)	1,919	4,814	1,648	1,416	5,725	8,538

Basic EPS	$0.52	$(1.61)	$0.23	$0.57	$0.19	$0.17	$0.67	$1.01
Diluted EPS	$0.50	$(1.61)	$0.22	$0.55	$0.19	$0.16	$0.65	$0.97

NOTE 17—SUBSEQUENT EVENTS
None.

SCHEDULE II — CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
DELTA APPAREL, INC. AND SUBSIDIARIES
(In thousands)

ALLOWANCE FOR DOUBTFUL ACCOUNTS

	Beginning Balance	Acquisition Accounting *	Expense	Write-Offs/ Credits Issued	Ending Balance
2012	$658	$—	$280	$(188)	$750
2011	761	—	711	(814)	658
2010	1,319	—	649	(1,207)	761
RETURNS AND ALLOWANCES

	Beginning Balance	Acquisition Accounting *	Expense	Write-Offs/ Credits Issued	Ending Balance
2012	$1,124	$—	$9,864	$(9,426)	$1,562
2011	1,375	—	8,205	(8,456)	1,124
2010	1,720	—	4,867	(5,212)	1,375
TOTAL RESERVES FOR ALLOWANCES

	Beginning Balance	Acquisition Accounting *	Expense	Write-Offs/ Credits Issued	Ending Balance
2012	$1,782	$—	$10,144	$(9,614)	$2,312
2011	2,136	—	8,916	(9,270)	1,782
2010	3,039	—	5,516	(6,419)	2,136
MARKET AND OBSOLESCENCE RESERVE

	Beginning Balance	Acquisition Accounting *	Expense **	Deductions **	Ending Balance
2012	$3,717	$—	$1,434	$—	$5,151
2011	3,782	—	(65)	—	3,717
2010	4,074	—	(292)	—	3,782
SELF INSURANCE RESERVE

	Beginning Balance	Acquisition Accounting *	Expense **	Deductions **	Ending Balance
2012	$589	$—	$66	$—	$655
2011	777	39	(227)	—	589
2010	636	—	141	—	777
DEFERRED TAX ASSET VALUATION ALLOWANCE

	Beginning Balance	Acquisition Accounting *	Expense **	Deductions **	Ending Balance
2012	$108	$—	$14	$—	$122
2011	108	—	—	—	108
2010	378	—	(270)	—	108
______________________

*	Represents the reserves provided for as a result of the acquisition of The Cotton Exchange.

**	Net change in the reserves and allowance are shown in the expense column.

