Form 10-Q
period 2012-09-29
DELTA APPAREL, INC
filed 2012-11-06
CIK 1101396

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2012
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
Yes ☐ No ☑
As of October 26, 2012, there were outstanding 8,319,352 shares of the registrant’s common stock, par value of $0.01 per share, which is the only class of outstanding common or voting stock of the registrant.

PART 1.	FINANCIAL INFORMATION

Item 1.	Financial Statements
Delta Apparel, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Amounts in thousands, except share amounts and per share data)
(Unaudited)

	September 29, 2012	June 30, 2012
Assets
Current assets:
Cash and cash equivalents	$1,840	$467
Accounts receivable, less allowances of $2,314 and $2,312, respectively	69,297	73,856
Income tax receivable	7,270	8,796
Inventories, net	161,814	161,633
Prepaid expenses and other current assets	3,938	3,770
Deferred income taxes	3,890	4,964
Total current assets	248,049	253,486

Property, plant and equipment, net	39,272	39,425
Goodwill	16,812	16,812
Intangibles, net	6,645	6,797
Other assets	3,780	3,874
Total assets	$314,558	$320,394

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$44,898	$46,320
Accrued expenses	21,395	16,608
Current portion of long-term debt	3,529	3,529
Total current liabilities	69,822	66,457

Long-term debt, less current maturities	99,049	110,949
Deferred income taxes	3,531	3,803
Other liabilities	224	218
Total liabilities	$172,626	$181,427

Commitments and contingencies

Shareholders’ equity:
Preferred stock—$0.01 par value, 2,000,000 shares authorized, none issued and outstanding	—	—
Common stock —$0.01 par value, 15,000,000 shares authorized, 9,646,972 shares issued, and 8,363,105 and 8,424,709 shares outstanding as of September 29, 2012 and June 30, 2012, respectively	96	96
Additional paid-in capital	60,709	60,367
Retained earnings	94,392	90,830
Accumulated other comprehensive loss	(158)	(129)
Treasury stock —1,283,867 and 1,222,263 shares as of September 29, 2012 and June 30, 2012, respectively	(13,107)	(12,197)
Total shareholders’ equity	141,932	138,967
Total liabilities and shareholders' equity	$314,558	$320,394

See accompanying Notes to Condensed Consolidated Financial Statements.

Delta Apparel, Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings
(Amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended
	September 29, 2012	October 1, 2011
Net sales	$130,114	$123,523
Cost of goods sold	98,261	92,270
Gross profit	31,853	31,253

Selling, general and administrative expenses	25,861	24,562
Other expense (income), net	156	(7)
Operating income	5,836	6,698

Interest expense, net	1,076	893
Income before provision for income taxes	4,760	5,805
Provision for income taxes	1,196	1,393
Net income	$3,564	$4,412

Basic earnings per share	$0.42	$0.52
Diluted earnings per share	$0.41	$0.50

Weighted average number of shares outstanding	8,398	8,450
Dilutive effect of stock options	254	310
Weighted average number of shares assuming dilution	8,652	8,760
See accompanying Notes to Condensed Consolidated Financial Statements.

Delta Apparel, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Amounts in thousands)
(Unaudited)

	Three Months Ended
	September 29, 2012	October 1, 2011
Net income	$3,564	$4,412
Other comprehensive loss	(29)	(120)
Comprehensive income	$3,535	$4,292

See accompanying Notes to Condensed Consolidated Financial Statements.

Delta Apparel, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	Three Months Ended
	September 29, 2012	October 1, 2011
Operating activities:
Net income	$3,564	$4,412
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,945	1,795
Amortization of deferred financing fees	90	90
Excess tax benefits from exercise of stock options	—	(475)
Provision for deferred income taxes	802	523
Non-cash stock compensation	456	672
Loss on disposal of property and equipment	49	33
Changes in operating assets and liabilities:
Accounts receivable	4,559	10,044
Inventories	(181)	(27,118)
Prepaid expenses and other current assets	(168)	(334)
Other non-current assets	4	132
Accounts payable	(1,423)	(2,393)
Accrued expenses	4,786	(3,648)
Income taxes	1,526	(439)
Other liabilities	(23)	96
Net cash provided by (used in) operating activities	15,986	(16,610)

Investing activities:
Purchases of property and equipment, net	(1,687)	(1,319)
Net cash used in investing activities	(1,687)	(1,319)

Financing activities:
Proceeds from long-term debt	124,913	164,581
Repayment of long-term debt	(136,814)	(146,021)
Repurchase of common stock	(1,025)	(1,459)
Proceeds from stock options	—	20
Excess tax benefits from exercise of stock options	—	475
Net cash (used in) provided by financing activities	(12,926)	17,596
Net increase (decrease) in cash and cash equivalents	1,373	(333)
Cash and cash equivalents at beginning of year	467	656
Cash and cash equivalents at end of year	$1,840	$323
Supplemental cash flow information:
Cash paid during the year for interest	$1,009	$696
Cash paid during the year for income taxes, net of refunds received	$(1,150)	$1,235

See accompanying Notes to Condensed Consolidated Financial Statements.

Delta Apparel, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note A—Basis of Presentation and Description of Business
We prepared the accompanying interim condensed consolidated financial statements in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles ("US GAAP") for complete financial statements. We believe these condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation. Operating results for the three months ended September 29, 2012, are not necessarily indicative of the results that may be expected for our fiscal year ending June 29, 2013. Although our various product lines are sold on a year-round basis, the demand for specific products or styles reflects some seasonality, with sales in our fourth fiscal quarter generally being the highest and sales in our second fiscal quarter generally being the lowest. For more information regarding our results of operations and financial position, refer to the consolidated financial statements and footnotes included in our Form 10-K for our fiscal year ended June 30, 2012, filed with the United States Securities and Exchange Commission (“SEC”).

“Delta Apparel”, the “Company”, and “we”, “us” and “our” are used interchangeably to refer to Delta Apparel, Inc. together with our domestic wholly-owned subsidiaries, including M.J. Soffe, LLC (“Soffe”), Junkfood Clothing Company (“Junkfood”), To The Game, LLC (“To The Game”), Art Gun, LLC (“Art Gun”) and other international subsidiaries, as appropriate to the context.
Delta Apparel, Inc. is an international apparel design, marketing, manufacturing and sourcing company that features a diverse portfolio of lifestyle branded activewear and headwear, and produces high-quality private label programs. We specialize in selling casual and athletic products through a variety of distribution channels. Our products are sold across distribution tiers and in most store types, including specialty stores, boutiques, department stores, and mid and mass channels. We also have niche distribution at college bookstores and the U.S. military. Our products are made available direct-to-consumer on our websites at www.soffe.com, www.junkfoodclothing.com, www.saltlife.com and www.deltaapparel.com. Additional products can be viewed at www.2thegame.com and www.thecottonexchange.com. We design and internally manufacture the majority of our products, which allows us to offer a high degree of consistency and quality control as well as leverage scale efficiencies. We have manufacturing operations located in the United States, El Salvador, Honduras and Mexico, and use domestic and foreign contractors as additional sources of production. Our distribution facilities are strategically located throughout the United States to better serve our customers with same-day shipping on our catalog products and weekly replenishments to retailers.
We were incorporated in Georgia in 1999 and our headquarters is located at 322 South Main Street, Greenville, South Carolina 29601 (telephone number: 864-232-5200). Our common stock trades on the NYSE MKT under the symbol “DLA”. We operate on a 52-53 week fiscal year ending on the Saturday closest to June 30.

Note B—Accounting Policies
Our accounting policies are consistent with those described in our Significant Accounting Policies in our Form 10-K for the fiscal year ended June 30, 2012, filed with the United States Securities and Exchange Commission.

Note C—New Accounting Standards
Recently Adopted Standards
In June 2011, the Financial Accounting Standards Board ("FASB"), issued Accounting Standards Update ("ASU") No. 2011-05, Comprehensive Income (Topic 220) - Presentation of Comprehensive Income ("ASU 2011-05"). This new guidance gives companies two choices on how to present items of net income, items of other comprehensive income and total comprehensive income: companies can create one continuous statement of comprehensive income or two separate consecutive statements. Other comprehensive income is no longer allowed to be presented solely in the statement of stockholders' equity. Earnings per share continues to be based on net income. ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and applied on a retrospective basis. ASU 2011-05 was adopted on July 1, 2012, and the Condensed Consolidated Statements of Comprehensive Income herein comply with this guidance.
In December 2011, the FASB issued No. ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 ("ASU 2011-12"). ASU 2011-12 indefinitely defers the new provisions under ASU 2011-05, which required entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented for both interim and annual financial statements. ASU 2011-12 is effective for the years beginning after December 15, 2011. ASU 2011-12 was adopted on July 1, 2012, and the Condensed Consolidated Statements of Comprehensive Income comply with this guidance.

In September 2011, the FASB issued ASU No. 2011-08, Intangibles - Goodwill and Other (Topic 350), Testing Goodwill for Impairment ("ASU 2011-08"). FASB decided to simplify how companies are required to test goodwill for impairment. Companies now have the option to first assess qualitative factors to determine whether it is more likely than not (likelihood of more than 50%) that the fair value of a reporting unit is less than its carrying amount. If after considering the totality of events and circumstances a company determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it will not have to perform the two-step impairment test. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. ASU 2011-08 was adopted on July 1, 2012, and the adoption had no impact on our financial statements.
In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820) - Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS ("ASU 2011-04"). The new guidance results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and International Financial Reporting Standards. Additional disclosure requirements in ASU 2011-04 include: (a) for Level 3 fair value measurements, quantitative information about unobservable inputs used, a description of the valuation processes used, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs; (b) for the use of a nonfinancial asset that is different from the asset’s highest and best use, the reason for the difference; (c) for financial instruments not measured at fair value but for which disclosure of fair value is required, the fair value hierarchy level in which the fair value measurements were determined; and (d) the disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy. ASU 2011-04 is effective for interim periods beginning after December 15, 2011, and applied on a prospective basis. ASU 2011-04 was adopted on January 1, 2012, and did not have a material effect on our financial statements.
Standards Not Yet Adopted
In July 2012, FASB issued ASU No. 2011-02, Intangibles - Goodwill and Other (Topic 350), Testing Indefinite-Lived Intangible Assets for Impairment, ("ASU 2011-02"). This new guidance adds an optional qualitative assessment for determining whether an indefinite-lived intangible asset is impaired. Companies have the option to first perform a qualitative assessment to determine whether it is more likely than not (likelihood of more than 50%) that an indefinite-lived intangible is impaired. If a company determines that it is more likely than not that the fair value of such an asset exceeds its carrying amount, it would not need to calculate whether the fair value of such an asset exceeds its carrying amount and it would not need to calculate the fair value of the asset in that year. However, if the Company determines otherwise, it must calculate the fair value of the asset, compare that value with its carrying amount and record an impairment charge, if any. ASU 2011-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. ASU 2011-02 is therefore effective for our fiscal year ending June 28, 2014.

Note D—Inventories
Inventories, net of reserves, consist of the following (in thousands):

	September 29, 2012	June 30, 2012
Raw materials	$13,737	$11,759
Work in process	17,011	18,986
Finished goods	131,066	130,888
	$161,814	$161,633
Raw materials include finished yarn and direct materials for the basics segment and include direct embellishment materials for the branded segment as well as undecorated garments and headwear for the Junkfood and To The Game business units. We regularly review inventory quantities on hand and record reserves for obsolescence, excess quantities, irregulars and slow-moving inventory based on historical selling prices, current market conditions, and forecasted product demand to reduce inventory to its net realizable value.

Note E—Debt
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
Pursuant to the Amended Loan Agreement, the line of credit is $145 million (subject to borrowing base limitations), and matures on May 26, 2016. Provided that no event of default exists, we have the option to increase the maximum credit available under the facility to $200 million (subject to borrowing base limitations), conditioned upon the Administrative Agent's ability to secure additional commitments and customary closing conditions.
At September 29, 2012, we had $95.3 million outstanding under our U.S. credit facility at an average interest rate of 2.5%, and had the ability to borrow an additional $37.2 million. Our credit facility includes a financial covenant requiring that if the amount of availability falls below an amount equal to 12.5% of the lesser of the borrowing base or $145 million, our Fixed Charge Coverage Ratio (“FCCR”) (as defined in the Amended Loan Agreement) for the preceding 12 month period must not be less than 1.1 to 1.0. As availability was above the minimum, we were not subject to the FCCR covenant at September 29, 2012. At September 29, 2012 and June 30, 2012, there was $15.6 million and $14.8 million, respectively, of retained earnings free of restrictions to make cash dividends or stock repurchases.
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
In March 2011, we extinguished our existing debt with Banco Ficohsa, a Honduran bank, and entered into a new credit facility with them. As of September 29, 2012, we had $5.3 million outstanding on the installment portion of this loan and $2.0 million outstanding under the revolving portion of the agreement. The new revolving Honduran debt, by its nature, is not long-term, as it requires scheduled payments each six months. However, as the agreement permits us to re-borrow funds up to the amount repaid, subject to certain objective covenants, and we intend to re-borrow funds, subject to the objective criteria, the amounts have been classified as long-term debt.

Note F—Selling, General and Administrative Expense
We include in selling, general and administrative expenses costs incurred subsequent to the receipt of finished goods at our distribution facilities, such as the cost of stocking, warehousing, picking and packing, and shipping goods for delivery to our customers. Distribution costs included in selling, general and administrative expenses totaled $4.4 million and $3.8 million for the first quarter of fiscal years 2013 and 2012, respectively. In addition, selling, general and administrative expenses include costs related to sales associates, administrative personnel cost, advertising and marketing expenses, royalty payments on licensed products and other general and administrative expenses. We expensed a one-time charge of $1.2 million in the fiscal 2013 first quarter for legal and professional fees related to the Audit Committee internal investigation that was completed during the quarter.

Note G—Stock-Based Compensation
On November 11, 2010, the Delta Apparel, Inc. shareholders approved the Delta Apparel, Inc. 2010 Stock Plan ("2010 Stock Plan"). Upon shareholder approval of the 2010 Stock Plan, no additional awards have been or will be granted under either the Delta Apparel Stock Option Plan ("Option Plan") or the Delta Apparel Incentive Stock Award Plan ("Award Plan"); instead, all stock awards have and will be granted under the 2010 Stock Plan. The aggregate number of shares of common stock that may be delivered under the 2010 Stock Plan is 500,000 plus any shares of common stock subject to outstanding awards under the Option Plan or Award Plan that are subsequently forfeited or terminated for any reason before being exercised. We expense stock compensation costs in the cost of sales and selling, general and administrative expense line items of our Condensed Consolidated Statements of Earnings over the vesting periods of each grant.
2010 Stock Plan
During the first quarter of fiscal year 2013, we granted restricted stock units for 5,000 of our shares. These units will vest upon the filing of our Form 10-K with the SEC for the fiscal year ending June 29, 2013. In addition, performance units for 5,000 shares were granted. These units will vest upon the filing of our Form 10-K with the SEC for the fiscal year ending June 29, 2013, subject to the achievement of the performance goals.
During the first quarter of fiscal years 2013 and 2012, we expensed $0.4 million and $0.5 million, respectively, in connection with outstanding awards made under the 2010 Stock Plan. As of September 29, 2012, there was $2.0 million of total unrecognized compensation cost related to non-vested awards granted under the 2010 Stock Plan. This cost is expected to be recognized over a period of 2.9 years.
Option Plan
All options granted under the Option Plan have vested. As such, no expense was recognized during the first quarter of fiscal year 2013. During the first quarter of fiscal year 2012, we expensed $43 thousand in connection with the Option Plan.
Award Plan
All awards granted under the Award Plan have vested and been exercised, and no awards remain outstanding. As such, no expense was recognized during the first quarter of fiscal year 2013. During the first quarter of fiscal year 2012, we expensed $0.1 million in connection with the Award Plan.

Note H—Purchase Contracts
We have entered into agreements, and have fixed prices, to purchase yarn, natural gas, finished fabric, and finished apparel and headwear products. At September 29, 2012, minimum payments under these contracts were as follows (in thousands):

Yarn	$4,437
Natural Gas	1,005
Finished fabric	1,832
Finished products	23,193
$30,467

Note I—Business Segments
We operate our business in two distinct segments: branded and basics. Although the two segments are similar in their production processes and regulatory environments, they are distinct in their economic characteristics, products and distribution methods.
The branded segment is comprised of our business units focused on specialized apparel garments and headwear to meet consumer preferences and fashion trends, and includes Soffe (which includes The Cotton Exchange as the bookstore division of Soffe), Junkfood, To The Game and Art Gun. These branded embellished and unembellished products are sold through specialty and boutique shops, upscale and traditional department stores, mid-tier retailers, sporting goods stores, college bookstores and the U.S. military. Products in this segment are marketed under our lifestyle brands of Soffe®, Intensity Athletics®, The Cotton Exchange®, Junk Food®, and The Game®, licensed brands of Salt Life® and Realtree Outfitters®, as well as other labels.
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
Robert W. Humphreys, our chief operating decision maker, and management evaluate performance and allocate resources based on profit or loss from operations before interest, income taxes and special charges (“Segment Operating Income”). Our Segment Operating Income may not be comparable to similarly titled measures used by other companies. Intercompany transfers between operating segments are transacted at cost and have been eliminated within the segment amounts shown in the following table. We expensed a one-time charge of $1.2 million in the fiscal 2013 first quarter for legal and professional fees related to the Audit Committee internal investigation that was completed during the quarter. This one-time charge is included in the basics segment.
Information about our operations as of and for the three months ended September 29, 2012, and October 1, 2011, by operating segment, is as follows (in thousands):

	Basics	Branded	Consolidated
Three months ended September 29, 2012
Net sales	$66,581	$63,533	$130,114
Segment operating income	3,165	2,671	5,836
Segment assets *	165,102	149,456	314,558

Three months ended October 1, 2011
Net sales	$52,598	$70,925	$123,523
Segment operating income	1,584	5,114	6,698
Segment assets *	174,688	153,423	328,111

*	All goodwill and intangibles on our balance sheet are included in the branded segment.
The following reconciles the segment operating income to the Company's consolidated income before income taxes (in thousands):

	Three Months Ended
	September 29, 2012	October 1, 2011
Segment operating income	$5,836	$6,698
Unallocated interest expense	1,076	893
Consolidated income before taxes	$4,760	$5,805

Note J—Income Taxes

We had an effective income tax rate of 25.1% for the three months ended September 29, 2012, compared to an effective rate of 24.0% for the same period in the prior year and an effective rate of 76.4% for the fiscal year ended June 30, 2012. The effective tax rate for the fiscal year ended June 30, 2012, was impacted by the operating losses driven by the inventory markdown during the fiscal year, lowering our U.S. taxable income while maintaining profits in the offshore taxable and tax-free jurisdictions.
We file income tax returns in the U.S. federal jurisdiction and various state, local and foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state, local or non-U.S. income tax examinations by tax authorities for our tax years before 2008. However, net operating loss carryforwards remain subject to examination to the extent they are carried forward and impact a year that is open to examination by authorities.

Note K—Derivatives and Fair Value Measurements
From time to time, we may use interest rate swaps or other instruments to manage our interest rate exposure and reduce the impact of future interest rate changes. These financial instruments are not used for trading or speculative purposes.

	Effective Date	Notational Amount	Fixed LIBOR Rate	Maturity Date
Interest Rate Swap	September 1, 2011	$10 million	0.7650%	September 1, 2013
Interest Rate Swap	September 1, 2011	$10 million	0.9025%	March 1, 2014
Interest Rate Swap	September 1, 2011	$10 million	1.0700%	September 1, 2014
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

The following financial liabilities are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements Using
Period Ended	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest Rate Swaps
September 29, 2012	$257	—	$257	—
June 30, 2012	$209	—	$209	—
The fair value of the interest rate swap agreements were derived from discounted cash flow analysis based on the terms of the contract and the forward interest rate curves adjusted for our credit risk, which fall in level 2 of the fair value hierarchy. We used the historical results and projected cash flows based on the contractually defined terms, discounted as necessary, to estimate the fair value of the contingent consideration for Art Gun. Accordingly, the fair value measurement for contingent consideration falls in level 3 of the fair value hierarchy. The contingent consideration for Art Gun is remeasured at the end of each reporting period.
The following table summarizes the fair value and presentation in the consolidated balance sheets for derivatives as of September 29, 2012, and June 30, 2012.

	September 29, 2012	June 30, 2012
Accrued expenses	$40	$—
Deferred tax liabilities	(99)	(80)
Other liabilities	217	209
Accumulated other comprehensive loss	$158	$129

Note L—Legal Proceedings

We previously received an inquiry from the U.S. Consumer Product Safety Commission (“Commission”) regarding a children's drawstring hoodie product sourced, distributed and sold by our Junkfood division and its compliance with applicable product safety standards. The Commission subsequently investigated the matter, including whether we complied with the reporting requirements of the Consumer Product Safety Act (“CPSA”), and the garments in question were ultimately recalled. On or about July 25, 2012, Junkfood received notification from the Commission staff alleging that Junkfood knowingly violated CPSA Section 15(b) and that it will recommend to the Commission a $900,000 civil penalty. We contend that the Commission's allegations are without merit.

On August 27, 2012, Junkfood responded to the Commission staff regarding its recommended penalty, setting forth a number of defenses and mitigating factors that could result in a much lower penalty, if any, ultimately imposed by a court should the matter proceed to litigation. While we will continue to defend against these allegations, we believe it is probable that a liability has been incurred. Based upon the terms of previously published CPSC settlements and related product recall notices, we believe if we settle the matter the minimum settlement amount would be $25,000. Should the Commission seek enforcement of the recommended civil penalty and ultimately prevail on its claims at trial, we could be required to pay amounts exceeding $900,000, along with interest and the Commission's costs and fees. During the quarter ended June 30, 2012, we recorded a liability for the most likely outcome within this range, and this liability remains recorded as of September 29, 2012.

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
During the first three months of fiscal year 2013 and 2012, we purchased 72,854 shares and 92,756 shares, respectively, of our common stock for a total cost of $1.0 million and $1.5 million, respectively. As of September 29, 2012, we have purchased 1,442,501 shares of common stock for an aggregate of $15.3 million since the inception of the Stock Repurchase Program. All purchases were made at the discretion of management and pursuant to the safe harbor provisions of SEC Rule 10b-18. As of September 29, 2012, $4.7 million remained available for future purchases under our Stock Repurchase Program, which does not have an expiration date.
The following table summarizes the purchases of our common stock for the quarter ended September 29, 2012:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Dollar Value of Shares that May Yet Be Purchased Under the Plans *
July 1 to August 4, 2012	28,772	$13.80	28,772	$5.4	million
August 5 to September 1, 2012	300	$14.05	300	$5.4	million
September 2 to September 29, 2012	43,782	$14.25	43,782	$4.7	million
Total	72,854	$14.07	72,854	$4.7	million

Note O—License Agreements
We have entered into license agreements that provide for royalty payments of net sales of licensed products as set forth in the agreements. These license agreements are within our branded segment. We have incurred royalty expense (included in selling, general and administrative expenses) of approximately $5.2 million and $5.5 million for the first quarter of fiscal years 2013 and 2012, respectively.
At September 29, 2012, based on minimum sales requirements, future minimum royalty payments required under these license agreements were as follows (in thousands):

Fiscal Year	Amount
2013	$1,998
2014	4,261
2015	2,345
2016	770
2017	—
$9,374

Note P—Goodwill and Intangible Assets
Components of intangible assets consist of the following (in thousands):

	September 29, 2012			June 30, 2012
	Cost	Accumulated Amortization	Net Value	Cost	Accumulated Amortization	Net Value	Economic Life

Goodwill	$16,812	$—	$16,812	$16,812	$—	$16,812	N/A

Intangibles:
Tradename/trademarks	$1,530	$(545)	$985	$1,530	$(526)	$1,004	20 yrs
Customer relationships	7,220	(2,576)	4,644	7,220	(2,486)	4,734	20 yrs
Technology	1,220	(338)	882	1,220	(307)	913	10 yrs
Non-compete agreements	517	(383)	134	517	(371)	146	4 – 8.5 yrs
Total intangibles	$10,487	$(3,842)	$6,645	$10,487	$(3,690)	$6,797

Amortization expense for intangible assets was $0.2 million for the three months ended September 29, 2012, and $0.6 million for the fiscal year ended June 30, 2012. Amortization expense is estimated to be approximately $0.6 million each for fiscal years 2013, 2014, 2015, 2016 and 2017.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Note Regarding Forward Looking Statements
The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by or on behalf of the Company. We may from time to time make written or oral statements that are “forward-looking,” including statements contained in this report and other filings with the SEC, in our press releases, and in other reports to our shareholders. All statements, other than statements of historical fact, which address activities, events or developments that we expect or anticipate will or may occur in the future are forward-looking statements. The words “estimate”, “project”, “forecast”, “anticipate”, “expect”, “intend”, “believe” and similar expressions, and discussions of strategy or intentions, are intended to identify forward-looking statements.
The forward-looking statements in this 10-Q are based on our expectations and are necessarily dependent upon assumptions, estimates and data that we believe are reasonable and accurate but may be incorrect, incomplete or imprecise. Forward-looking statements are also subject to a number of business risks and uncertainties, any of which could cause actual results to differ materially from those set forth in or implied by the forward-looking statements. The risks and uncertainties include, among others:

•	the volatility and uncertainty of cotton and other raw material prices;

•	the general U.S. and international economic conditions;

•	the financial difficulties encountered by our customers and suppliers and credit risk exposure;

•	the competitive conditions in the apparel and textile industries;

•	our ability to predict or react to changing consumer preferences or trends;

•	pricing pressures and the implementation of cost reduction strategies;

•	changes in the economic, political and social stability at our offshore locations;

•	our ability to retain key management;

•	the effect of unseasonable weather conditions on purchases of our products;

•	significant changes in our effective tax rate;

•	any restrictions to our ability to borrow capital or obtain financing;

•	the ability to raise additional capital;

•	the ability to grow, achieve synergies and realize the expected profitability of recent acquisitions;

•	the volatility and uncertainty of energy and fuel prices;

•	any material disruptions in our information systems related to our business operations;

•	any data security or privacy breaches;

•	any significant interruptions with our distribution network;

•	changes in or our ability to comply with safety, health and environmental regulations;

•	any significant litigation in either domestic or international jurisdictions;

•	the ability to protect our trademarks;

•	the ability to obtain and renew our significant license agreements;

•	the impairment of acquired intangible assets;

•	changes in e-commerce laws and regulations;

•	changes to international trade regulations;

•	changes in employment regulations;

•	foreign currency exchange rate fluctuations;

•	any negative publicity regarding domestic or international business practices;

•	the illiquidity of our shares and volatility of the stock market;

•	price volatility in our shares and the general volatility of the stock market; and

•	the costs required to comply with the regulatory landscape regarding public company governance and disclosure.

A detailed discussion of significant risk factors that have the potential to cause actual results to differ materially from our expectations is described under the subheading "Risk Factors" in our Form 10-K for our fiscal year ending June 30, 2012, filed with the SEC. Any forward-looking statements in this Form 10-Q do not purport to be predictions of future events or circumstances and may not be realized. Any forward-looking statements are made only as of the date of this Form 10-Q and we do not undertake publicly to update or revise the forward-looking statements even if it becomes clear that any projected results will not be realized.
The risks described in our Form 10-K for our fiscal year ended June 30, 2012, and in this Form 10-Q are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition, and/or operating results.

Business Outlook
We achieved record first quarter net sales of $130.1 million, which represented a 5.3% increase over fiscal 2012 first quarter net sales of $123.5 million. Our first quarter performance was primarily driven by the strong growth and improved margins in the basics segment as well as in the branded segment's Art Gun business. The higher revenues were offset somewhat by lower average selling prices that resulted from cotton price declines and product mix changes.
Fiscal year 2013 first quarter net sales for the basics segment rose 26.5% compared to the prior year period. The FunTees private label business led the basics segment growth with a 48% increase in unit volume and 41.5% net sales growth during the quarter. Delta Catalog experienced a 35% increase in unit volume and 20% net sales growth. The higher unit volumes leveraged against fixed manufacturing costs, coupled with lower cotton costs in inventory, enabled Delta Apparel to reduce pricing while maintaining acceptable margins in the basics segment. The market for undecorated t-shirts was stable during the first fiscal quarter, with overall market demand keeping pace with inventories.
The branded segment sales for the fiscal 2013 first quarter declined 10% from the comparable 2012 quarter. Soffe's revenue declined due to weak department store business with low replenishment orders. However, Soffe did experience solid growth in the military and sporting goods channels. The decline in Junkfood sales was primarily driven by mix changes and early shipping of fall merchandise pulling sales into our fourth quarter of fiscal year 2012. The Junk Food business did achieve growth with its core Junk Food brand in boutiques, specialty chains and high-end department stores, and maintained strong margins during the quarter. Slower collegiate product sales lowered The Game sales during the quarter, but solid growth is anticipated from the Salt Life and motorsports lines for the remainder of the fiscal year. Art Gun continued the strength it has shown over the past several quarters with a net sales increase of nearly 230 percent over last year's first quarter.
In the branded segment, all of the businesses had strengthening margins with the exception of Soffe, which is still being affected by cautious retailer purchasing patterns. We are currently evaluating several strategies to better leverage the Soffe brand assets to accelerate growth. In addition, a strong business-to-business platform aimed at gaining market position in the sporting goods channel was recently added. We continue to focus on information technology initiatives that should streamline our business operations and enhance our service levels to our customers.
Our Salt Life retail store in Jacksonville, Florida had a good first quarter, with sales meeting our expectations. Looking ahead, we see the Salt Life store as a model that retailers can successfully emulate in their own locations for the marketing and promotion of Salt Life products. We believe we can drive Salt Life's geographic growth in California with solid grass roots marketing campaigns that are planned during the year.
We expensed a one-time charge of $1.2 million in the fiscal 2013 first quarter, lowering our earnings by $0.10 per share. The charge covered legal and professional fees related to the Audit Committee internal investigation that was completed during the quarter. As previously disclosed, that investigation revealed no evidence to support the allegations made by a former employee regarding the year-end financial closing processes at the Company's Activewear division. The Audit Committee continues to have full confidence in the Company's financial processes and controls and no future expenses are expected related to this issue.
Capital spending during the quarter was $1.7 million and is expected to be approximately $7.0 million during the fiscal year. Capital improvements will mostly focus on screen print modernization and expansion in both our international and U.S. facilities, and branding and point-of-sale displays for our branded products.
We believe our fiscal 2013 first quarter is an indication of things to come. We managed our business through the very difficult cotton price spike of last year and have emerged with an increase in overall market share, improved manufacturing operations, lower inventories and solid margins to build upon as the year progresses. While there is a lot yet to be accomplished, we believe we are well positioned for further revenue growth and improved earnings. We also expect to achieve a tenth year of record revenue growth and continued margin improvement.

EARNINGS GUIDANCE
We remain optimistic in our outlook for fiscal year 2013, while recognizing there are many unknowns that are outside of our control that could influence our results. For the fiscal year ending June 29, 2013, we believe we will again achieve record revenues in the range of $500 to $510 million, which would be an increase of 2% to 4% from fiscal year 2012 and all of which is expected to be organic growth. Earnings are expected to be in the range of $1.65 to $1.80 per diluted share in fiscal year 2013, even with the inclusion of the $0.10 per share one-time charge taken in the first quarter.

Results of Operations
Net sales for the quarter ended September 29, 2012, were $130.1 million, compared to the quarter ended October 1, 2011, with net sales of $123.5 million. Sales within the branded segment were $63.5 million for the first quarter of fiscal year 2013 compared to $70.9 million for the same period of the prior year. This decline resulted from lower net sales in the Soffe, Junkfood and The Game business units, which were slightly offset by sales growth at Art Gun. The basics segment had sales of $66.6 million in the first quarter of fiscal 2013. The revenue growth resulted from a 37.6% increase in unit volume offset by an 8% decline in average selling prices.
Gross margins improved 190 basis points during the first quarter of fiscal year 2013 compared to the same period of the prior year. All of our branded businesses had strengthening margins. In the basics segment, higher unit volumes leveraged against fixed manufacturing costs, coupled with lower cotton costs in inventory, allowed us to maintain acceptable margins with lower average selling prices. Our gross margins may not be comparable to other companies because some companies include costs related to their distribution network in cost of goods sold and we exclude a portion of those costs from gross margin and instead include them in selling, general and administrative expenses.
For the quarter ended September 29, 2012, selling, general and administrative expenses were $25.9 million, or 19.9% of sales, compared to $24.6 million, or 19.9% of sales, for the quarter ended October 1, 2011. The one-time charge of $1.2 million related to the previously disclosed Audit Committee internal investigation completed during the quarter increased selling, general and administrative expenses. Excluding the one-time charge, selling, general and administrative expenses would have been 18.9% of sales, a 100 basis point decline from the prior year first quarter driven from the stronger sales mix of basics products.
Operating income for the first quarter of fiscal year 2013 was $5.8 million compared to $6.7 million the first quarter of the prior year.
Net interest expense for the first quarter of fiscal year 2013 was $1.1 million, an increase of $0.2 million compared to the first quarter of fiscal year 2012. The increase in net interest expense was primarily from increased credit facility borrowings as well as a slight increase in the average interest rate.
Our effective income tax rate for the three months ended September 29, 2012, was 25.1%, compared to an effective tax rate of 24.0% for the same period in the prior year and an effective tax rate of 76.4% for the fiscal year ended June 30, 2012. The effective tax rate for the fiscal year ended June 30, 2012, was impacted by the operating losses driven by the inventory markdown during the fiscal year, lowering our U.S. taxable income while maintaining profits in the offshore taxable and tax-free jurisdictions. We expect our fiscal year 2013 effective tax rate to be approximately 25%.
Accounts receivable as of September 29, 2012, were $69.3 million, a decrease of $4.6 million from June 30, 2012. The decrease in accounts receivable resulted from lower sales during the first quarter of fiscal year 2013 compared to the fourth quarter of fiscal year 2012 due to seasonality in our business and improved days sales outstanding.
Inventories stayed consistent at $161.8 million as of September 29, 2012, compared to $161.6 million as of June 30, 2012. Our inventory turns improved from the prior year and we remain focused on balancing our inventory levels to demand in order to appropriately service our customers while managing the working capital in the business. Based on sales in our first quarter, we were able to increase our manufacturing levels in the first quarter and are evaluating a stronger running schedule for the second half of the year.

Capital expenditures for the first three months of fiscal year 2013 were $1.7 million compared to $1.3 million in expenditures for the first three months of fiscal year 2012. Expenditures during the fiscal year 2013 first quarter primarily related to modernizing and expanding our screen print operations along with costs associated with our business-to-business website development. Total capital expenditures are expected to be approximately $7.0 million in fiscal year 2013. Our investments will be focused on modernization and expansion of our screen and digital printing capabilities as well as branding and point-of-sale displays for our branded products.

Liquidity and Capital Resources
Our primary cash needs are for working capital and capital expenditures, as well as to fund share repurchases under our Stock Repurchase Program. In addition, we may use cash in the future to pay dividends.
Operating Cash Flows
Operating activities provided $16.0 million in cash for the first three months of fiscal year 2013 compared to $16.6 million in cash used by operating activities in the first three months of fiscal year 2012. The increase in operating cash flow during the fiscal year 2013 first quarter compared to the prior year period resulted primarily from lower working capital requirements in the business. Higher capital was required in the first quarter fiscal year 2012 primarily due to higher priced cotton. In addition, during the first quarter of fiscal year 2012, payments for employee incentive compensation associated with fiscal year 2011 Company performance were made.
Investing Cash Flows
Capital expenditures for the first three months of fiscal year 2013 were $1.7 million compared to $1.3 million for the first three months of the prior year. Such capital expenditures were primarily related to the modernization and expansion of our screen print operations, along with costs associated with our business-to-business website development.
Financing Activities
For the first three months of fiscal year 2013, cash used by financing activities was $12.9 million compared to $17.6 million provided for the first three months of fiscal year 2011. The cash used by our financing activities during the 2013 first quarter reduced our total debt to $102.6 million, which is a decrease of $11.9 million from our fiscal 2012 year end. The cash provided by financing activities during the first three months of fiscal year 2012 funded the higher working capital needs and the repurchase of our common stock.
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

Purchases By Delta Apparel Of Its Own Shares
Our Board of Directors has authorized management to use up to $20.0 million to repurchase Delta Apparel stock in open market transactions under our Stock Repurchase Program. As of September 29, 2012, $4.7 million remained available for future purchases (See Note N-Repurchase of Common Stock).

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
A detailed discussion of critical accounting policies is contained in the Significant Accounting Policies included in Note 2 to the Audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2012, and there have been no changes in those policies since the filing of that Form 10-K with the SEC.

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
Yarn with respect to which we have fixed cotton prices at September 29, 2012, was valued at $4.4 million, and is scheduled for delivery in October 2012. At September 29, 2012, a 10% decline in the market price of the cotton covered by our fixed price yarn would have had a negative impact of approximately $0.3 million on the value of the yarn. This compares to what would have been a negative impact of $1.6 million at the 2012 fiscal year end based on the yarn with fixed cotton prices at June 30, 2012. The impact of a 10% decline in the market price of the cotton covered by our fixed price yarn would have been less at September 29, 2012, than at June 30, 2012, due to reduced commitments at September 29, 2012, compared to June 30, 2012.
We may use derivatives, including cotton option contracts, to manage our exposure to movements in commodity prices. We do not designate our options as hedge instruments upon inception. Accordingly, we mark to market changes in the fair market value of the options in cost of sales in our statements of income. We did not own any cotton options contracts on September 29, 2012.
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
Interest Rate Sensitivity
Our U.S. revolving credit facility provides that the outstanding amounts owed shall bear interest at variable rates. If the amount of outstanding floating rate indebtedness at September 29, 2012, under the U.S. revolving credit facility had been outstanding during the entire three months ended September 29, 2012, and the interest rate on this outstanding indebtedness was increased by 100 basis points, our expense would have increased by approximately $0.2 million, or 15.2% of actual interest expense, during the quarter. This compares to an increase of $0.7 million, or 17.9%, for the 2012 fiscal year based on the outstanding floating rate indebtedness at June 30, 2012, or an average of $0.2 million per quarter. Although the dollar amount of the increase is fairly consistent between the first quarter of fiscal year 2013 and the quarterly average of fiscal year 2012, the lower percentage increase in the first quarter of fiscal year 2013 is due to the actual interest expense in the quarter being higher than the quarterly average interest expense in fiscal year 2012. The actual increase in interest expense resulting from a change in interest rates would depend on the magnitude of the increase in rates and the average principal balance outstanding.
Derivatives
From time to time, we may use interest rate swaps or other instruments to manage our interest rate exposure and reduce the impact of future interest rate changes as described in Note K—Derivatives and Fair Value Measurements.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures are controls and other procedures that are designed to reasonably assure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the United States Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information that we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 29, 2012, and, based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures were effective at the evaluation date.
Changes in Internal Control Over Financial Reporting
There was no change during the first quarter of fiscal year 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings
See Note L—Legal Proceedings in Item 1, which is incorporated herein by reference.

Item 1A. Risk Factors
As of September 29, 2012, there have been no material changes to the risk factors set forth in our Form 10-K for our fiscal year ended June 30, 2012.

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

DELTA APPAREL, INC. (Registrant)
Date	November 6, 2012	By:	/s/ Deborah H. Merrill
Deborah H. Merrill Vice President, Chief Financial Officer and Treasurer