Form 10-Q
period 2012-12-29
DELTA APPAREL, INC
filed 2013-02-05
CIK 1101396

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 29, 2012
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
Yes ☐ No ☑
As of January 25, 2013, there were outstanding 8,167,810 shares of the registrant’s common stock, par value of $0.01 per share, which is the only class of outstanding common or voting stock of the registrant.

PART 1.	FINANCIAL INFORMATION

Item 1.	Financial Statements
Delta Apparel, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Amounts in thousands, except share amounts and per share data)
(Unaudited)

	December 29, 2012	June 30, 2012
Assets
Current assets:
Cash and cash equivalents	$940	$467
Accounts receivable, less allowances of $1,845 and $2,312 respectively	56,751	73,856
Income tax receivable	8,852	8,796
Inventories, net	168,357	161,633
Prepaid expenses and other current assets	4,994	3,770
Deferred income taxes	3,500	4,964
Total current assets	243,394	253,486

Property, plant and equipment, net	39,549	39,425
Goodwill	16,812	16,812
Intangibles, net	6,493	6,797
Other assets	3,691	3,874
Total assets	$309,939	$320,394

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$44,913	$46,320
Accrued expenses	17,062	16,608
Current portion of long-term debt	3,529	3,529
Total current liabilities	65,504	66,457

Long-term debt, less current maturities	101,351	110,949
Deferred income taxes	3,128	3,803
Other liabilities	190	218
Total liabilities	$170,173	$181,427

Commitments and contingencies	—	—

Shareholders’ equity:
Preferred stock—$0.01 par value, 2,000,000 shares authorized, none issued and outstanding	—	—
Common stock —$0.01 par value, 15,000,000 shares authorized, 9,646,972 shares issued, and 8,227,593 and 8,424,709 shares outstanding as of December 29, 2012 and June 30, 2012, respectively	96	96
Additional paid-in capital	60,444	60,367
Retained earnings	94,437	90,830
Accumulated other comprehensive loss	(134)	(129)
Treasury stock —1,419,379 and 1,222,263 shares as of December 29, 2012 and June 30, 2012, respectively	(15,077)	(12,197)
Total shareholders’ equity	139,766	138,967
Total liabilities and shareholders' equity	$309,939	$320,394

See accompanying Notes to Condensed Consolidated Financial Statements.

Delta Apparel, Inc. and Subsidiaries
Consolidated Statements of Operations
(Amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	December 29, 2012	December 31, 2011	December 29, 2012	December 31, 2011
Net sales	$106,750	$105,486	$236,864	$229,009
Cost of goods sold	83,995	105,345	182,256	197,613
Gross profit	22,755	141	54,608	31,396

Selling, general and administrative expenses	21,875	20,182	47,736	44,744
Other expense (income), net	34	(52)	190	(59)
Operating income (loss)	846	(19,989)	6,682	(13,289)

Interest expense, net	887	992	1,963	1,885
(Loss) earnings before (benefit) provision for income taxes	(41)	(20,981)	4,719	(15,174)
(Benefit) provision for income taxes	(87)	(7,389)	1,109	(5,996)
Net earnings (loss)	$46	$(13,592)	$3,610	$(9,178)

Basic earnings (loss) per share	$0.01	$(1.61)	$0.43	$(1.09)
Diluted earnings (loss) per share	$0.01	$(1.61)	$0.42	$(1.09)

Weighted average number of shares outstanding	8,302	8,465	8,350	8,458
Dilutive effect of stock options and awards	311	—	282	—
Weighted average number of shares assuming dilution	8,613	8,465	8,632	8,458
See accompanying Notes to Condensed Consolidated Financial Statements.

Delta Apparel, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Amounts in thousands)
(Unaudited)

	Three Months Ending		Six Months Ending
	December 29, 2012	December 31, 2011	December 29, 2012	December 31, 2011
Net earnings (loss)	$46	$(13,592)	$3,610	$(9,178)
Other comprehensive income (loss)	25	53	(5)	(67)
Comprehensive income (loss)	$71	$(13,539)	$3,605	$(9,245)

See accompanying Notes to Condensed Consolidated Financial Statements.

Delta Apparel, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	Six Months Ended
	December 29, 2012	December 31, 2011
Operating activities:
Earnings (loss) from continuing operations	$3,610	$(9,178)
Adjustments to reconcile earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	3,971	3,642
Amortization of deferred financing fees	180	180
Excess tax benefits from exercise of stock options	(21)	(529)
Provision for deferred income taxes	789	(1,173)
Non-cash stock compensation	244	1,043
Loss on disposal of property and equipment	59	45
Inventory write down	—	16,195
Changes in operating assets and liabilities:
Accounts receivable	17,105	25,432
Inventories	(6,726)	(39,904)
Prepaid expenses and other current assets	(1,223)	(811)
Other non-current assets	4	124
Accounts payable	(1,407)	(9,046)
Accrued expenses	453	(8,073)
Income taxes	(35)	(7,176)
Other liabilities	(33)	61
Net cash provided by (used in) operating activities	16,970	(29,168)

Investing activities:
Purchases of property and equipment, net	(3,850)	(3,054)
Net cash used in investing activities	(3,850)	(3,054)

Financing activities:
Proceeds from long-term debt	248,580	302,878
Repayment of long-term debt	(258,178)	(269,143)
Repurchase of common stock	(3,039)	(2,289)
Proceeds from stock options	(31)	(54)
Excess tax benefits from exercise of stock options	21	529
Net cash (used in) provided by financing activities	(12,647)	31,921
Net increase (decrease) in cash and cash equivalents	473	(301)
Cash and cash equivalents at beginning of year	467	656
Cash and cash equivalents at end of year	$940	$355
Supplemental cash flow information:
Cash paid during the year for interest	$1,799	$929
Cash paid during the year for income taxes, net of refunds received	$352	$2,308

See accompanying Notes to Condensed Consolidated Financial Statements.

Delta Apparel, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note A—Basis of Presentation and Description of Business
We prepared the accompanying interim condensed consolidated financial statements in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles ("US GAAP") for complete financial statements. We believe these condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation. Operating results for the six months ended December 29, 2012, are not necessarily indicative of the results that may be expected for our fiscal year ending June 29, 2013. Although our various product lines are sold on a year-round basis, the demand for specific products or styles reflects some seasonality, with sales in our fourth fiscal quarter generally being the highest and sales in our second fiscal quarter generally being the lowest. For more information regarding our results of operations and financial position, refer to the consolidated financial statements and footnotes included in our Form 10-K for our fiscal year ended June 30, 2012, filed with the United States Securities and Exchange Commission (“SEC”).

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
Standards Not Yet Adopted
In July 2012, FASB issued ASU No. 2012-02, Intangibles - Goodwill and Other (Topic 350), Testing Indefinite-Lived Intangible Assets for Impairment, ("ASU 2012-02"). This new guidance adds an optional qualitative assessment for determining whether an indefinite-lived intangible asset is impaired. Companies have the option to first perform a qualitative assessment to determine whether it is more likely than not (likelihood of more than 50%) that an indefinite-lived intangible is impaired. If a company determines that it is more likely than not that the fair value of such an asset exceeds its carrying amount, it would not need to calculate whether the fair value of such an asset exceeds its carrying amount and it would not need to calculate the fair value of the asset in that year. The Company must, however, make a positive assertion about the conclusion and the circumstances taken into account to reach that conclusion. However, if the Company determines otherwise, it must calculate the fair value of the asset, compare that value with its carrying amount. If the carrying amount of the Company's intangible asset exceeds its fair value, the Company must record an impairment charge for the amount of that excess, if any. ASU 2011-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. ASU 2012-02 is therefore effective for our fiscal year ending June 28, 2014.

Note D—Inventories
Inventories, net of reserves, consist of the following (in thousands):

	December 29, 2012	June 30, 2012
Raw materials	$11,629	$11,759
Work in process	16,520	18,986
Finished goods	140,208	130,888
	$168,357	$161,633
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

At December 29, 2012, we had $94.9 million outstanding under our U.S. credit facility at an average interest rate of 2.3%, and had the ability to borrow an additional $29.3 million. Our credit facility includes a financial covenant requiring that if the amount of availability falls below an amount equal to 12.5% of the lesser of the borrowing base or $145 million, our Fixed Charge Coverage Ratio (“FCCR”) (as defined in the Amended Loan Agreement) for the preceding 12 month period must not be less than 1.1 to 1.0. As availability was above the minimum, we were not subject to the FCCR covenant at December 29, 2012. At December 29, 2012 and June 30, 2012, there was $13.6 million and $14.8 million, respectively, of retained earnings free of restrictions to make cash dividends or stock repurchases.
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
In March 2011, we extinguished our existing debt with Banco Ficohsa, a Honduran bank, and entered into a new credit facility with them. As of December 29, 2012, we had $5.0 million outstanding on the installment portion of this loan and $5.0 million outstanding under the revolving portion of the agreement. The new revolving Honduran debt, by its nature, is not long-term, as it requires scheduled payments each six months. However, as the agreement permits us to re-borrow funds up to the amount repaid, subject to certain objective covenants, and we intend to re-borrow funds, subject to the objective criteria, the amounts have been classified as long-term debt.

Note F—Selling, General and Administrative Expense
We include in selling, general and administrative expenses costs incurred subsequent to the receipt of finished goods at our distribution facilities, such as the cost of stocking, warehousing, picking and packing, and shipping goods for delivery to our customers. Distribution costs included in selling, general and administrative expenses totaled $4.2 million and $3.8 million for the second quarter of fiscal years 2013 and 2012, respectively. Distribution costs included in selling, general and administrative expenses totaled $8.5 million and $7.6 million for the first six months of fiscal years 2013 and 2012, respectively. In addition, selling, general and administrative expenses include costs related to sales associates, administrative personnel cost, advertising and marketing expenses, royalty payments on licensed products and other general and administrative expenses. We expensed a one-time charge of $1.2 million in the fiscal 2013 first quarter for legal and professional fees related to the Audit Committee internal investigation that was completed during the first quarter.

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
2010 Stock Plan
During the second quarter of fiscal year 2013, we reduced expense by $0.3 million in connection with our outstanding awards due to adjustments to the expected vesting of the performance units and estimated forfeiture rate. The Board of Directors previously granted 96,450 performance-based share units to certain executives. These share awards vest only upon achieving specified return on capital employed (as defined) performance targets over fiscal years 2012 and 2013. During the three months ended December 29, 2012, we determined that the ability to achieve the performance criteria related to these awards is no longer probable. As a result, we reversed $0.4 million of related share-based expense previously recognized and recognized no additional expense related to these awards during the quarter. In addition, during the second quarter of fiscal 2013, we realized a benefit of $0.1 million from an actual forfeiture experience that was higher than previously estimated on restricted stock units, resulting primarily from an executive's departure from the Company. Accordingly, we increased the estimated forfeiture rate used in recognizing stock-based compensation expense on restricted stock units from a 5% forfeiture rate to a 16.5% forfeiture rate. The impact of these events resulted in a $0.3 million net benefit recorded during the quarter ended December 29, 2012, and $0.2 million of expense recorded during the first six months of fiscal year 2013. During the three and six months ended December 31, 2011, we recognized $0.3 million and $0.8 million, respectively, in expense in connection with outstanding awards made under the 2010 Stock Plan. These amounts were included in selling, general, and administrative expenses in the condensed consolidated statement of operations.
During the first six months of fiscal years 2013 and 2012, we expensed $0.2 million and $0.8 million, respectively, in connection with outstanding awards made under the 2010 Stock Plan. As of December 29, 2012, there was $1.3 million of total unrecognized compensation cost related to non-vested awards granted under the 2010 Stock Plan. This cost is expected to be recognized over a period of 2.7 years. During the quarter ended December 29, 2012, no stock awards were granted under the 2010 Stock Plan.

Option Plan
All options granted under the Option Plan have vested. As such, no expense was recognized during the first six months of fiscal year 2013. During the second quarter and first six months of fiscal year 2012, we expensed $43 thousand and $86 thousand, respectively, in connection with the Option Plan. During the quarter ended December 29, 2012, vested options representing 13,334 shares of our common stock were exercised, and the shares issued, in accordance with their respective agreements.
Award Plan
All awards granted under the Award Plan have vested and been exercised, and no awards remain outstanding. As such, no expense was recognized during the second quarter or first six months of fiscal year 2013. During the second quarter of fiscal year 2012, no expense was recognized. During the first six months of fiscal year 2012 we expensed $0.1 million in connection with the Award Plan.

Note H—Purchase Contracts
We have entered into agreements, and have fixed prices, to purchase yarn, natural gas, finished fabric, and finished apparel and headwear products. At December 29, 2012, minimum payments under these contracts were as follows (in thousands):

Yarn	$7,304
Natural Gas	700
Finished fabric	1,473
Finished products	21,370
$30,847

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
Robert W. Humphreys, our chief operating decision maker, and management evaluate performance and allocate resources based on profit or loss from operations before interest, income taxes and special charges (“Segment Operating Income”). Our Segment Operating Income may not be comparable to similarly titled measures used by other companies. Intercompany transfers between operating segments are transacted at cost and have been eliminated within the segment amounts shown in the following table. We expensed a one-time charge of $1.2 million in the fiscal 2013 first quarter for legal and professional fees related to the previously disclosed Audit Committee internal investigation that was completed during the quarter. This one-time charge is included in the basics segment.

Information about our operations as of and for the three and six months ended December 29, 2012, and December 31, 2011, by operating segment, is as follows (in thousands):

	Basics	Branded	Consolidated
Three months ended December 29, 2012
Net sales	$58,802	$47,948	$106,750
Segment operating income (loss)	3,641	(2,795)	846
Segment assets *	164,992	144,947	309,939

Three months ended December 31, 2011
Net sales	$57,555	$47,931	$105,486
Segment operating loss	(18,692)	(1,297)	(19,989)
Segment assets *	171,336	146,992	318,328

*	All goodwill and intangibles on our balance sheet are included in the branded segment.

	Basics	Branded	Consolidated
Six months ended December 29, 2012
Net sales	$125,383	$111,481	$236,864
Segment operating income (loss)	6,806	(124)	6,682

Six months ended December 31, 2011
Net sales	$110,152	$118,857	$229,009
Segment operating (loss) income	(17,106)	3,817	(13,289)

The following reconciles the segment operating income to the Company's consolidated income before income taxes (in thousands):

	Three Months Ended		Six Month Ended
	December 29, 2012	December 31, 2011	December 29, 2012	December 31, 2011
Segment operating income (loss)	$846	$(19,989)	$6,682	$(13,289)
Unallocated interest expense	887	992	1,963	1,885
Consolidated (loss) earnings before taxes	$(41)	$(20,981)	$4,719	$(15,174)

Note J—Income Taxes
We had an effective income tax rate of 23.5% for the six months ended December 29, 2012, compared to an effective rate of 39.5% for the same period in the prior year and an effective rate of 76.4% for the fiscal year ended June 30, 2012. The effective tax rate for the fiscal year ended June 30, 2012, was impacted by the operating losses driven by the inventory markdown during that fiscal year, lowering our U.S. taxable income while maintaining profits in the offshore taxable and tax-free jurisdictions. Based on our current projected pre-tax income and the anticipated amount of U.S. taxable income compared to profits maintained in the offshore taxable and tax-free jurisdictions, our estimated effective income tax rate for the fiscal year ended June 29, 2013 is 23.5%, a 160 basis point reduction from the expected effective income tax as of September, 29, 2012.
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

The following financial liabilities are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements Using
Period Ended	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest Rate Swaps
December 29, 2012	$217	—	$217	—
June 30, 2012	$209	—	$209	—
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
The following table summarizes the fair value and presentation in the consolidated balance sheets for derivatives as of December 29, 2012, and June 30, 2012.

	December 29, 2012	June 30, 2012
Accrued expenses	$31	$—
Deferred tax liabilities	(83)	(80)
Other liabilities	186	209
Accumulated other comprehensive loss	$134	$129

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

During the quarter ended June 30, 2012, we recorded a liability for the most likely outcome within this range, and this liability remains recorded as of December 29, 2012.

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

Note N—Repurchase of Common Stock
As of June 30, 2012, our Board of Directors had authorized management to use up to $20.0 million to repurchase Delta Apparel stock in open market transactions under our Stock Repurchase Program. On January 23, 2013, the Board of Directors authorized an additional $10.0 million for share repurchases under the Stock Repurchase Program, bringing the aggregate total to $30.0 million. Prior to the Board of Director's action, $2.7 million remained available for future purchases.
During the second quarter of fiscal years 2013 and 2012, we purchased 139,797 shares and 49,948 shares, respectively, of our common stock for a total cost of $2.0 million and $0.9 million, respectively. As of December 29, 2012, we have purchased 1,582,298 shares of common stock for an aggregate of $17.3 million since the inception of the Stock Repurchase Program. All purchases were made at the discretion of management and pursuant to the safe harbor provisions of SEC Rule 10b-18. As of December 29, 2012, $2.7 million remained available for future purchases under our Stock Repurchase Program, which does not have an expiration date.
The following table summarizes the purchases of our common stock for the quarter ended December 29, 2012:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Dollar Value of Shares that May Yet Be Purchased Under the Plans *
September 30 to November 3, 2012	43,753	$14.63	43,753	$4.1	million
November 4 to December 1, 2012	40,807	$14.62	40,807	$3.5	million
December 2 to December 29, 2012	55,237	$14.08	55,237	$2.7	million
Total	139,797	$14.41	139,797	$2.7	million

Note O—License Agreements
We have entered into license agreements that provide for royalty payments of net sales of licensed products as set forth in the agreements. These license agreements are within our branded segment. We have incurred royalty expense (included in selling, general and administrative expenses) of approximately $3.6 million and $3.3 million for the second quarter of fiscal years 2013 and 2012, respectively. Royalty expense was $8.8 million for the first six months of fiscal year 2013 and fiscal year 2012.
At December 29, 2012, based on minimum sales requirements, future minimum royalty payments required under these license agreements were as follows (in thousands):

Fiscal Year	Amount
2013	$1,307
2014	4,966
2015	2,845
2016	770
$9,888

Note P—Goodwill and Intangible Assets
Components of intangible assets consist of the following (in thousands):

	December 29, 2012			June 30, 2012
	Cost	Accumulated Amortization	Net Value	Cost	Accumulated Amortization	Net Value	Economic Life

Goodwill	$16,812	$—	$16,812	$16,812	$—	$16,812	N/A

Intangibles:
Tradename/trademarks	$1,530	$(564)	$966	$1,530	$(526)	$1,004	20 yrs
Customer relationships	7,220	(2,667)	4,553	7,220	(2,486)	4,734	20 yrs
Technology	1,220	(368)	852	1,220	(307)	913	10 yrs
Non-compete agreements	517	(395)	122	517	(371)	146	4 – 8.5 yrs
Total intangibles	$10,487	$(3,994)	$6,493	$10,487	$(3,690)	$6,797

Amortization expense for intangible assets was $0.1 million and $0.3 million for the three months and six months ended December 29, 2012, respectively, and $0.6 million for the fiscal year ended June 30, 2012. Amortization expense is estimated to be approximately $0.6 million each for fiscal years 2013, 2014, 2015, 2016 and 2017.

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

Business Outlook
Delta Apparel, Inc. had record revenue for the second quarter and first six months of fiscal year 2013 and was profitable in both periods despite continued weakness in the Soffe business. During this year's second quarter we benefited from solid year-over-year growth in our Delta Catalog, Junkfood, To The Game and Art Gun business. This growth was offset somewhat by continued softness in our Soffe business and lower selling prices within the FunTees and Catalog businesses. Net sales for the second quarter of fiscal year 2013 were $106.8 million, a 1.2% increase over fiscal year 2012 second quarter sales of $105.5 million. Net earnings for second quarter fiscal year 2013 was $46 thousand compared with a loss in second quarter fiscal year 2012 of $13.6 million, or $1.61 per diluted share. As previously reported, net earnings for the fiscal year 2012 second quarter and first half was negatively impacted by a one-time inventory markdown of $16.2 million resulting from record high cotton costs combined with selling price decreases in Delta's line of basic undecorated t-shirts.
For the first six months of fiscal year 2013, sales increased by 3.4% to $236.9 million compared to $229.0 million for the first six months of fiscal year 2012. Net earnings for the first six months of fiscal year 2013 was $3.6 million, or $0.42 per diluted share, compared to a loss of $9.2 million, or $1.09 per share in the prior-year six month period.
Second quarter fiscal year 2013 sales for the basics segment rose to $58.8 million, a 2.2% increase over second quarter fiscal year 2012. This increase resulted from a 13.1% rise in basics segment volume, which was offset by slightly lower average selling prices in both the Delta Catalog and FunTees businesses. The volume increase was primarily due to the addition of new customers in the blank and private-label business. Delta Catalog experienced 15% increase in unit volume which drove 7.8% sales growth. FunTees experienced a net sales decline of 7.3% despite a 6% increase in volume. During the quarter we initiated new print programs using catalog blanks which broadened our customer base, while also allowing us to better utilize our offshore printing capacity. This, along with the success of our lean manufacturing and Six Sigma initiatives, reduced manufacturing costs, driving improved margins for our basics segment.
The branded segment sales for the fiscal 2013 second quarter were $47.9 million, up slightly from the comparable 2012 quarter. Junkfood, To The Game and Art Gun each experienced double-digit net sales growth, which was offset by weakness in the Soffe business. While Soffe's strategic sporting goods business gained new distribution and better product placement, its independent sporting goods business remained slow. Soffe's juniors business with mid-tier department stores also remained slow but new girls and "missy" college programs will be shipping this spring and fall to mid-tier department stores. Junkfood added specialty retail customers and new design-for-fee business, and its professional sports license business continues to grow, largely through e-commerce channels. To The Game maintained good growth, led by Salt Life. The Salt Life brand continues to gain popularity. Our fall 2013 lines received excellent reactions from buyers at the recent Surf Expo in Orlando, Florida. In addition, we are making progress establishing the Salt Life brand at the grass roots level on the West Coast. To The Game's basic tee products now employ a completely vertical production model extending from textiles through screen printing. This provides a low cost structure and facilitates rapid replenishment of products to our customers. Art Gun grew 83% in the second quarter and has been profitable the first six months of fiscal year 2013. Additional equipment was added to our Art Gun business and they went to a twenty-four hour/seven day operation to support holiday growth and provide quicker shipping to the end consumer, who are located in more than sixty-five countries.
The Soffe business offers one of our main challenges as well as one of our biggest opportunities. The weakness in Soffe stems from the sluggish economy, some of the new strategies that mid-tier national department stores are adopting to cope with changing business conditions, and our poor response to these changing conditions. Soffe is seizing a number of opportunities to leverage customer relationships through new and more creative sales and marketing programs. These programs should coincide with, as well as enhance, the quickly evolving marketing strategies of mid-tier retailers and independent sporting goods operators. We are also addressing Soffe's cost structure to bring it in line with that of our other business units.

We are moving forward with our plans to bring all of our college bookstore business under To The Game's operation. This consolidation is expected to be completed by the end of fiscal year 2013. This consolidation should provide additional leverage to our bookstore relationships and reduce selling, general and administrative, and distribution costs in this part of our business.
Capital spending during the quarter was $2.2 million and is expected to be approximately $9 million during the fiscal year. Capital improvements will mostly focus on screen print modernization and expansion in both our international and U.S. facilities, and branding and point-of-sale displays for our branded products. Beginning in our fiscal 2013 third quarter and continuing into fiscal year 2014, we intend to expand our textile and sewing capacity by approximately 17% to allow us to satisfy increasing demand for our basic activewear products and support newly developed specialty products. For this expansion, we expect to spend approximately $12 million for new equipment in our U.S. and Honduran textile facilities and several of our existing sewing facilities.

EARNINGS GUIDANCE
We continue to believe that the guidance previously issued for fiscal year 2013 can be achieved. Based on our anticipated net sales growth and higher unit volume while leveraging fixed costs, we believe that we will reach record revenues in the range of $500 to $510 million for fiscal year 2013, or an approximately 3% increase compared to fiscal year 2012. For the fiscal year ending June 29, 2013, earnings are expected to be in the range of $1.65 to $1.80 per diluted share.

Results of Operations
Net sales for the second quarter fiscal year 2013 were $106.8 million, an increase of 1.2% compared to second quarter fiscal year 2012 net sales of $105.5 million. Sales in the basics segment increased 2.2% to $58.8 million during the second quarter fiscal year 2013 compared to $57.6 million for the same period of the prior year. The increase was due to a 13.1% rise in basics segment volume. During the second quarter, we experienced good volume growth and lower costs in the Catalog and FunTees businesses. This was offset somewhat by lower average selling prices in both Delta Catalog and FunTees businesses. Second quarter fiscal year 2013 sales within the branded segment were $47.9 million, up slightly from the same quarter prior year. The branded segment, while hampered by softness in the Soffe business, still had sales growth in the Junkfood, To The Game and Art Gun businesses driven by higher volumes.
Gross margins for the second quarter 2013 were 21.3% of sales compared to 0.1% of sales in the prior period second quarter. During the second quarter 2012, we recorded a one-time adjustment of $16.2 million during the quarter to lower the value of inventory on hand due to the record high cotton cost and discounts on selling prices. Our gross margins may not be comparable to other companies because some companies include costs associated with their distribution activities in cost of goods sold and we exclude a portion of those costs from gross margin and instead include them in selling, general and administrative expenses.
For the quarter ended December 29, 2012, selling, general and administrative expenses ("SG&A"), were $21.9 million, or 20.5% of sales, compared to 20.2 million, or 19.1% of sales, for the quarter ended December 31, 2011. For the first six months of fiscal year 2013, SG&A expenses were 20.2% of sales versus 19.5% fiscal year 2012. This increase in SG&A as a percentage of sales was driven by higher distribution costs from increased volumes with lower selling prices. In addition, compensation costs were higher driven from certain severance costs as well as higher incentive compensation on the improved performance over the prior year. The full year SG&A also includes the one-time charge of $1.2 million discussed in connection with the first fiscal quarter related to the previously disclosed Audit Committee internal investigation.
Operating income for the second quarter of fiscal year 2013 was $0.8 million compared to a $20.0 million loss in the second quarter of the prior year. Operating income in the second quarter 2012 was impacted by the one-time inventory markdown of $16.2 million resulting from the unprecedented record high cotton costs combined with declining selling prices in our line of basic undecorated t-shirts.
Net interest expense for the second quarter of fiscal year 2013 was $0.9 million, a decrease of $0.1 million compared to the second quarter of fiscal year 2012. The decrease in net interest expense was primarily from decreased credit facility borrowings as well as a slight decrease in the average interest rate.
Our effective income tax rate for the six months ended December 29, 2012, was 23.5%, compared to an effective tax rate of 39.5% for the same period in the prior year and an effective tax rate of 76.4% for the fiscal year ended June 30, 2012. The effective tax rate for the fiscal year ended June 30, 2012, was impacted by the operating losses driven by the above-referenced one-time inventory markdown during the fiscal year, which lowered our U.S. taxable income while maintaining profits in the offshore taxable and tax-free jurisdictions. We expect our fiscal year 2013 effective tax rate to be approximately 23.5%.
Accounts receivable as of December 29, 2012, were $56.8 million, a 10.5% increase from the prior year period. Days sales outstanding was 50 as of December 29, 2012, which is comparable with a year ago.
Inventories have increased by $6.7 million to $168.4 million as of December 29, 2012, compared to $161.6 million as of June 30, 2012, and are down $14.6 million from a year ago December. This decrease is primarily from the lower cost cotton in inventory. We expect inventory to levels to rise during the upcoming quarter due to our normal build of inventory to support our anticipated growth during the spring selling season.

Capital expenditures were $2.2 million during the second quarter fiscal year 2013, and depreciation and amortization, including non-cash compensation, was $1.8 million. These expenditures primarily related to screen print modernization and expansion in both our international and U.S. facilities. We continued our share repurchases during the second quarter using $2.0 million to buy back 139,797 shares at an average of $14.41 per share. During the six months ended December 29, 2012, we have repurchased 212,651 shares for a total of $3.0 million, at an average price of $14.29 per share.

Liquidity and Capital Resources
Our primary cash needs are for working capital and capital expenditures, as well as to fund share repurchases under our Stock Repurchase Program. In addition, we may use cash in the future to pay dividends.
Operating Cash Flows
Operating activities provided $17.0 million in cash for the first six months of fiscal year 2013 compared to $29.2 million of cash used by operating activities in the first six months of fiscal year 2012. The increase in operating cash flow during the first six months of fiscal year 2013 compared to the prior year period resulted primarily from lower working capital requirements and higher earnings compared to the prior year in the business. Higher working capital was required in the first six months of fiscal year 2012 primarily due to higher priced cotton. In addition, during the first quarter of fiscal year 2012, payments for employee incentive compensation associated with fiscal year 2011 Company performance were made.
Investing Cash Flows
Capital expenditures for the first six months of fiscal year 2013 were $3.9 million compared to $3.1 million for the first six months of the prior year. Such capital expenditures were primarily related to the modernization and expansion of our screen print operations, along with investments in our information technology systems.
Financing Activities
For the first six months of fiscal year 2013, cash used by financing activities was $12.6 million compared to $31.9 million provided for the first six months of fiscal year 2012. The cash used by our financing activities in the first six months of fiscal year 2013 reduced our total debt to $104.8 million, which is a decrease of $9.6 million from our fiscal 2012 year end. The cash provided by financing activities during the first six months of fiscal year 2012 funded the higher working capital needs and the repurchase of our common stock.
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

Purchases By Delta Apparel Of Its Own Shares
Our Board of Directors previously authorized management to use up to $20.0 million to repurchase Delta Apparel stock in open market transactions under our Stock Repurchase Program. As of December 29, 2012, $2.7 million remained available for future purchases (See Note N-Repurchase of Common Stock). On January 23, 2013, our Board of Directors authorized an additional $10.0 million for our share repurchase program, bringing the total authorized to $30.0 million.

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
Yarn with respect to which we have fixed cotton prices at December 29, 2012, was valued at $7.3 million, and is scheduled for delivery between January 2013 and March 2013. At December 29, 2012, a 10% decline in the market price of the cotton covered by our fixed price yarn would have had a negative impact of approximately $0.5 million on the value of the yarn. This compares to what would have been a negative impact of $1.6 million at the 2012 fiscal year end based on the yarn with fixed cotton prices at June 30, 2012. The impact of a 10% decline in the market price of the cotton covered by our fixed price yarn would have been less at December 29, 2012, than at June 30, 2012, due to reduced commitments at December 29, 2012, compared to June 30, 2012.
We may use derivatives, including cotton option contracts, to manage our exposure to movements in commodity prices. We do not designate our options as hedge instruments upon inception. Accordingly, we mark to market changes in the fair market value of the options in cost of sales in our statements of operations. We did not own any cotton options contracts on December 29, 2012.
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
Interest Rate Sensitivity
Our U.S. revolving credit facility provides that the outstanding amounts owed shall bear interest at variable rates. If the amount of outstanding floating rate indebtedness at December 29, 2012, under the U.S. revolving credit facility had been outstanding during the entire three months ended December 29, 2012, and the interest rate on this outstanding indebtedness was increased by 100 basis points, our expense would have increased by approximately $0.2 million, or 18.3% of actual interest expense, during the quarter. This compares to an increase of $0.7 million, or 17.9%, for the 2012 fiscal year based on the outstanding floating rate indebtedness at June 30, 2012, or an average of $0.2 million per quarter. Although the dollar amount of the increase is fairly consistent between the second quarter of fiscal year 2013 and the quarterly average of fiscal year 2012, the higher percentage increase in the second quarter of fiscal year 2013 is due to the actual interest expense in the quarter being lower than the quarterly average interest expense in fiscal year 2012. The actual increase in interest expense resulting from a change in interest rates would depend on the magnitude of the increase in rates and the average principal balance outstanding.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 29, 2012, and, based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures were effective at the evaluation date.
Changes in Internal Control Over Financial Reporting
There was no change during the second quarter of fiscal year 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings
See Note L—Legal Proceedings in Item 1, which is incorporated herein by reference.

Item 1A. Risk Factors
As of December 29, 2012, there have been no material changes to the risk factors set forth in our Form 10-K for our fiscal year ended June 30, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(c) Repurchases of Common Stock
See Note N—Repurchase of Common Stock and Note E—Debt, in Item 1, which are incorporated herein by reference.

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

DELTA APPAREL, INC. (Registrant)
Date	February 5, 2013	By:	/s/ Deborah H. Merrill
Deborah H. Merrill Vice President, Chief Financial Officer and Treasurer