Form 10-Q
period 2013-03-30
DELTA APPAREL, INC
filed 2013-05-07
CIK 1101396

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 30, 2013
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
Yes ☐ No ☑
As of May 2, 2013, there were outstanding 8,122,768 shares of the registrant’s common stock, par value of $0.01 per share, which is the only class of outstanding common or voting stock of the registrant.

PART 1.	FINANCIAL INFORMATION

Item 1.	Financial Statements
Delta Apparel, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Amounts in thousands, except share amounts and per share data)
(Unaudited)

	March 30, 2013	June 30, 2012
Assets
Current assets:
Cash and cash equivalents	$489	$467
Accounts receivable, less allowances of $1,882 and $2,312 respectively	70,809	73,856
Income tax receivable	7,829	8,796
Inventories, net	165,822	161,633
Prepaid expenses and other current assets	4,312	3,770
Deferred income taxes	4,847	4,964
Total current assets	254,108	253,486

Property, plant and equipment, net	39,236	39,425
Goodwill	16,812	16,812
Intangibles, net	6,342	6,797
Other assets	3,600	3,874
Total assets	$320,098	$320,394

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$46,372	$46,320
Accrued expenses	17,249	16,608
Current portion of long-term debt	3,529	3,529
Total current liabilities	67,150	66,457

Long-term debt, less current maturities	109,380	110,949
Deferred income taxes	3,384	3,803
Other liabilities	102	218
Total liabilities	$180,016	$181,427

Commitments and contingencies	—	—

Shareholders’ equity:
Preferred stock—$0.01 par value, 2,000,000 shares authorized, none issued and outstanding	—	—
Common stock —$0.01 par value, 15,000,000 shares authorized, 9,646,972 shares issued, and 8,149,138 and 8,424,709 shares outstanding as of March 30, 2013 and June 30, 2012, respectively	96	96
Additional paid-in capital	60,339	60,367
Retained earnings	96,043	90,830
Accumulated other comprehensive loss	(107)	(129)
Treasury stock —1,497,834 and 1,222,263 shares as of March 30, 2013 and June 30, 2012, respectively	(16,289)	(12,197)
Total shareholders’ equity	140,082	138,967
Total liabilities and shareholders' equity	$320,098	$320,394

See accompanying Notes to Condensed Consolidated Financial Statements.

Delta Apparel, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 30, 2013	March 31, 2012	March 30, 2013	March 31, 2012
Net sales	$120,092	$125,541	$356,956	$354,550
Cost of goods sold	93,677	100,350	275,933	297,963
Gross profit	26,415	25,191	81,023	56,587

Selling, general and administrative expenses	23,706	22,256	71,442	67,001
Other expense, net	145	79	335	19
Operating income (loss)	2,564	2,856	9,246	(10,433)

Interest expense, net	1,015	1,017	2,978	2,901
Earnings (loss) before (benefit) provision for income taxes	1,549	1,839	6,268	(13,334)
(Benefit) provision for income taxes	(59)	(80)	1,051	(6,076)
Net earnings (loss)	$1,608	$1,919	$5,217	$(7,258)

Basic earnings (loss) per share	$0.20	$0.23	$0.63	$(0.86)
Diluted earnings (loss) per share	$0.19	$0.22	$0.61	$(0.86)

Weighted average number of shares outstanding	8,165	8,450	8,288	8,455
Dilutive effect of stock options and awards	274	336	258	—
Weighted average number of shares assuming dilution	8,439	8,786	8,546	8,455
See accompanying Notes to Condensed Consolidated Financial Statements.

Delta Apparel, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Amounts in thousands)
(Unaudited)

	Three Months Ending		Nine Months Ending
	March 30, 2013	March 31, 2012	March 30, 2013	March 31, 2012
Net earnings (loss)	$1,608	$1,919	$5,217	$(7,258)
Other comprehensive income (loss)	26	(46)	22	(114)
Comprehensive income (loss)	$1,634	$1,873	$5,239	$(7,372)

See accompanying Notes to Condensed Consolidated Financial Statements.

Delta Apparel, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	Nine Months Ended
	March 30, 2013	March 31, 2012
Operating activities:
Net earnings (loss) from continuing operations	$5,217	$(7,258)
Adjustments to reconcile earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	5,983	5,503
Amortization of deferred financing fees	271	271
Excess tax benefits from exercise of stock options	(37)	(529)
Provision for deferred income taxes	(302)	(5,372)
Non-cash stock compensation	601	1,250
Loss on disposal of property and equipment	113	61
Inventory write down	—	16,195
Changes in operating assets and liabilities:
Accounts receivable	3,047	3,117
Inventories	(4,189)	(36,994)
Prepaid expenses and other current assets	(542)	(487)
Other non-current assets	3	111
Accounts payable	53	(3,432)
Accrued expenses	641	(8,362)
Income taxes	1,004	(3,118)
Other liabilities	(96)	87
Net cash provided by (used in) operating activities	11,767	(38,957)

Investing activities:
Purchases of property and equipment, net	(5,465)	(5,161)
Proceeds from sale of equipment	15	—
Net cash used in investing activities	(5,450)	(5,161)

Financing activities:
Proceeds from long-term debt	364,753	427,011
Repayment of long-term debt	(366,322)	(381,170)
Repurchase of common stock	(4,524)	(2,289)
Exercise of stock options	(239)	(54)
Excess tax benefits from exercise of stock options	37	529
Net cash (used in) provided by financing activities	(6,295)	44,027
Net increase (decrease) in cash and cash equivalents	22	(91)
Cash and cash equivalents at beginning of year	467	656
Cash and cash equivalents at end of year	$489	$565

Supplemental cash flow information:
Cash paid during the year for interest	$2,631	$2,447
Cash paid during the year for income taxes, net of refunds received	$367	$2,348

See accompanying Notes to Condensed Consolidated Financial Statements.

Delta Apparel, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note A—Basis of Presentation and Description of Business
We prepared the accompanying interim condensed consolidated financial statements in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles ("U.S. GAAP") for complete financial statements. We believe these condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation. Operating results for the nine months ended March 30, 2013, are not necessarily indicative of the results that may be expected for our fiscal year ending June 29, 2013. Although our various product lines are sold on a year-round basis, the demand for specific products or styles reflects some seasonality, with sales in our fourth fiscal quarter generally being the highest and sales in our second fiscal quarter generally being the lowest. For more information regarding our results of operations and financial position, refer to the consolidated financial statements and footnotes included in our Form 10-K for our fiscal year ended June 30, 2012, filed with the United States Securities and Exchange Commission (“SEC”).

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

Note C—New Accounting Standards
Recently Adopted Standards
In June 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2011-05, Comprehensive Income (Topic 220) - Presentation of Comprehensive Income ("ASU 2011-05"). This new guidance gives companies two choices on how to present items of net income, items of other comprehensive income and total comprehensive income: companies can create one continuous statement of comprehensive income or two separate consecutive statements. Other comprehensive income is no longer allowed to be presented solely in the statement of stockholders' equity. Earnings per share continues to be based on net income. ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and applied on a retrospective basis. ASU 2011-05 was adopted on July 1, 2012, and the Condensed Consolidated Statements of Comprehensive Income herein comply with this guidance.
In December 2011, the FASB issued ASU No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 ("ASU 2011-12"). ASU 2011-12 indefinitely defers the new provisions under ASU 2011-05, which required entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented for both interim and annual financial statements. ASU 2011-12 is effective for the years beginning after December 15, 2011. ASU 2011-12 was adopted on July 1, 2012, and the Condensed Consolidated Statements of Comprehensive Income comply with this guidance.

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
Standards Not Yet Adopted
In July 2012, FASB issued ASU No. 2012-02, Intangibles - Goodwill and Other (Topic 350), Testing Indefinite-Lived Intangible Assets for Impairment, ("ASU 2012-02"). This new guidance adds an optional qualitative assessment for determining whether an indefinite-lived intangible asset is impaired. Companies have the option to first perform a qualitative assessment to determine whether it is more likely than not (likelihood of more than 50%) that an indefinite-lived intangible is impaired. If a company determines that it is more likely than not that the fair value of such an asset exceeds its carrying amount, it would not need to calculate whether the fair value of such an asset exceeds its carrying amount and it would not need to calculate the fair value of the asset in that year. The company must, however, make a positive assertion about the conclusion and the circumstances taken into account to reach that conclusion. However, if the company determines otherwise, it must calculate the fair value of the asset and compare that value with its carrying amount. If the carrying amount of the company's intangible asset exceeds its fair value, the company must record an impairment charge for the amount of that excess, if any. ASU 2011-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. ASU 2012-02 is therefore effective for our fiscal year ending June 28, 2014.
In February 2013, FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220), Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (ASU 2013-02). This guidance requires companies to report information about reclassifications out of accumulated other comprehensive income in one place. These reclassifications must be presented by component. If these items are significant and are reclassified in their entirety in the period, companies must report the effect of the reclassifications on the respective line items in the statement where net income is presented. If the items are not reclassified in their entirety to net income in the period, companies must cross-reference in a note. ASU 2013-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2012. ASU 2013-02 is therefore effective for our fiscal year ending June 28, 2014.

Note D—Inventories
Inventories, net of reserves, consist of the following (in thousands):

	March 30, 2013	June 30, 2012
Raw materials	$11,550	$11,759
Work in process	16,422	18,986
Finished goods	137,850	130,888
	$165,822	$161,633
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
At March 30, 2013, we had $103.1 million outstanding under our U.S. credit facility at an average interest rate of 2.3%, and had the ability to borrow an additional $30.4 million. Our credit facility includes a financial covenant requiring that if the amount of availability falls below an amount equal to 12.5% of the lesser of the borrowing base or $145 million, our Fixed Charge Coverage Ratio (“FCCR”) (as defined in the Amended Loan Agreement) for the preceding 12 month period must not be less than 1.1 to 1.0. As availability was above the minimum, we were not subject to the FCCR covenant at March 30, 2013. At March 30, 2013 and June 30, 2012, there was $12.9 million and $14.8 million, respectively, of retained earnings free of restrictions to make cash dividends or stock repurchases.
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
In March 2011, we extinguished our existing debt with Banco Ficohsa, a Honduran bank, and entered into a new credit facility with them. As of March 30, 2013, we had $4.8 million outstanding on the installment portion of this loan and $5.0 million outstanding under the revolving portion of the agreement. The new revolving Honduran debt, by its nature, is not long-term, as it requires scheduled payments each six months. However, as the agreement permits us to re-borrow funds up to the amount repaid, subject to certain objective covenants, and we intend to re-borrow funds, subject to the objective criteria, the amounts have been classified as long-term debt.

Note F—Selling, General and Administrative Expense
We include in selling, general and administrative expenses costs incurred subsequent to the receipt of finished goods at our distribution facilities, such as the cost of stocking, warehousing, picking and packing, and shipping goods for delivery to our customers. Distribution costs included in selling, general and administrative expenses totaled $4.4 million and $4.0 million for the third quarter of fiscal years 2013 and 2012, respectively. Distribution costs included in selling, general and administrative expenses totaled $13.0 million and $11.6 million for the first nine months of fiscal years 2013 and 2012, respectively. In addition, selling, general and administrative expenses include costs related to sales associates, administrative personnel cost, advertising and marketing expenses, royalty payments on licensed products and other general and administrative expenses. We expensed a one-time charge of $1.2 million in the fiscal 2013 first quarter for legal and professional fees related to the Audit Committee internal investigation that was completed during the first quarter.

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
2010 Stock Plan
During the third quarter of fiscal years 2013 and 2012, we expensed $0.3 million and $0.1 million, respectively, in connection with the outstanding awards made under the 2010 Stock Plan. These amounts were included in selling, general, and administrative expenses in the Condensed Consolidated Statements of Operations.
During the second quarter of fiscal year 2013, we made adjustments to the expected vesting of the performance units and to the estimated forfeiture rate on the restricted share units. The Board of Directors previously granted 96,450 performance-based share units to certain executives. These share awards vest only upon achieving specified return on capital employed (as defined) performance targets over fiscal years 2012 and 2013. During the second quarter of fiscal year 2013, we determined that the ability to achieve the performance criteria related to these awards is no longer probable. As a result, we reversed $0.4 million of related share-based expense previously recognized and recognized no additional expense related to these awards. In addition, during the second quarter of fiscal 2013, we realized a benefit of $0.1 million from an actual forfeiture experience that was higher than previously estimated on restricted stock units, resulting primarily from an executive's departure from the Company. Accordingly, we increased the estimated forfeiture rate used in recognizing stock-based compensation expense on restricted stock units from a 5% forfeiture rate to a 16.5% forfeiture rate. The impact of these events, combined with the expense recorded on the restricted share units, resulted in a $0.3 million net benefit recorded during the quarter ended December 29, 2012.
During the first nine months of fiscal years 2013 and 2012, we expensed $0.5 million and $0.9 million, respectively, in connection with outstanding awards made under the 2010 Stock Plan. As of March 30, 2013, there was $0.9 million of total unrecognized compensation cost related to non-vested awards granted under the 2010 Stock Plan. This cost is expected to be recognized over a period of 2.4 years. During the quarter ended March 30, 2013, no stock awards were granted under the 2010 Stock Plan.
Option Plan
All options granted under the Option Plan have vested. As such, no expense was recognized during the first nine months of fiscal year 2013. During the third quarter and first nine months of fiscal year 2012, we expensed $44 thousand and $130 thousand, respectively, in connection with the Option Plan. During the quarter ended March 30, 2013, vested options representing 124,000 shares of our common stock were exercised, and the shares issued, in accordance with their respective agreements.
Award Plan
All awards granted under the Award Plan have vested and been exercised, and no awards remain outstanding. As such, no expense was recognized during the third quarter or first nine months of fiscal year 2013. During the third quarter of fiscal year 2012, no expense was recognized. During the first nine months of fiscal year 2012 we expensed $0.1 million in connection with the Award Plan.

Note H—Purchase Contracts
We have entered into agreements, and have fixed prices, to purchase yarn, natural gas, finished fabric, and finished apparel and headwear products. At March 30, 2013, minimum payments under these contracts were as follows (in thousands):

Yarn	$13,822
Natural Gas	327
Finished fabric	2,387
Finished products	26,257
$42,793

Note I—Business Segments
We operate our business in two distinct segments: branded and basics. Although the two segments are similar in their production processes and regulatory environments, they are distinct in their economic characteristics, products and distribution methods.
The branded segment is comprised of our business units focused on specialized apparel garments and headwear to meet consumer preferences and fashion trends, and includes Soffe, Junkfood, To The Game and Art Gun. These branded embellished and unembellished products are sold through specialty and boutique shops, upscale and traditional department stores, mid-tier retailers, sporting goods stores, college bookstores and the U.S. military. Products in this segment are marketed under our lifestyle brands of Soffe®, Intensity Athletics®, The Cotton Exchange®, Junk Food®, and The Game®, licensed brands of Salt Life® and Realtree Outfitters®, as well as other labels.
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
Robert W. Humphreys, our chief operating decision maker, and management evaluate performance and allocate resources based on profit or loss from operations before interest, income taxes and special charges (“Segment Operating Income”). Our Segment Operating Income may not be comparable to similarly titled measures used by other companies. Intercompany transfers between operating segments are transacted at cost and have been eliminated within the segment amounts shown in the following table. We expensed a one-time charge of $1.2 million in the fiscal 2013 first quarter for legal and professional fees related to the previously disclosed Audit Committee internal investigation that was completed during that quarter. This one-time charge is included in the basics segment.

Information about our operations as of and for the three and nine months ended March 30, 2013, and March 31, 2012, by operating segment, is as follows (in thousands):

	Basics	Branded	Consolidated
Three months ended March 30, 2013
Net sales	$67,445	$52,647	$120,092
Segment operating income (loss)	3,655	(1,091)	2,564
Segment assets *	166,771	153,327	320,098

Three months ended March 31, 2012
Net sales	$67,048	$58,493	$125,541
Segment operating loss	1,514	1,342	2,856
Segment assets *	180,332	157,546	337,878

*	All goodwill and intangibles on our balance sheet are included in the branded segment.

	Basics	Branded	Consolidated
Nine months ended March 30, 2013
Net sales	$192,828	$164,128	$356,956
Segment operating income (loss)	10,461	(1,215)	9,246

Nine months ended March 31, 2012
Net sales	$177,200	$177,350	$354,550
Segment operating (loss) income	(15,592)	5,159	(10,433)

The following reconciles the segment operating income to the Company's consolidated income before income taxes (in thousands):

	Three Months Ended		Nine Months Ended
	March 30, 2013	March 31, 2012	March 30, 2013	March 31, 2012
Segment operating income (loss)	$2,564	$2,856	$9,246	$(10,433)
Unallocated interest expense	1,015	1,017	2,978	2,901
Consolidated earnings (loss) before taxes	$1,549	$1,839	$6,268	$(13,334)

Note J—Income Taxes
We had an effective income tax rate of 16.8% for the nine months ended March 30, 2013, compared to an effective rate of 45.6% for the same period in the prior year and an effective rate of 76.4% for the fiscal year ended June 30, 2012. The effective tax rate for the fiscal year ended June 30, 2012, was impacted by the operating losses driven by the $16.2 million inventory markdown during that fiscal year, lowering our U.S. taxable income while maintaining profits in the offshore taxable and tax-free jurisdictions. Based on our current projected pre-tax income and the anticipated amount of U.S. taxable income compared to profits maintained in the offshore taxable and tax-free jurisdictions, our estimated effective income tax rate for the fiscal year ended June 29, 2013, is expected to be approximately 17%, a 650 basis point reduction from the expected effective income tax as of December 29, 2012.
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

The following financial liabilities are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements Using
Period Ended	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest Rate Swaps
March 30, 2013	$174	—	$174	—
June 30, 2012	$209	—	$209	—

Contingent Consideration
March 30, 2013	—	—	—	—
June 30, 2012	—	—	—	—
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
The following table summarizes the fair value and presentation in the Condensed Consolidated Balance Sheets for derivatives as of March 30, 2013, and June 30, 2012.

	March 30, 2013	June 30, 2012
Accrued expenses	$73	$—
Deferred tax liabilities	(67)	(80)
Other liabilities	101	209
Accumulated other comprehensive loss	$107	$129

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

On August 27, 2012, Junkfood responded to the Commission staff regarding its recommended penalty, setting forth a number of defenses and mitigating factors that could result in a much lower penalty, if any, ultimately imposed by a court should the matter proceed to litigation. On March 27, 2013, the Commission requested additional information from Junkfood regarding the matter. While we will continue to defend against these allegations, we believe it is probable that a liability has been incurred. Based upon the terms of previously published CPSC settlements and related product recall notices, we believe if we settle the matter the minimum settlement amount would be $25,000. Should the Commission seek enforcement of the recommended civil penalty and ultimately prevail on its claims at trial, we could be required to pay amounts exceeding $900,000, along with interest and the Commission's costs and fees. During the quarter ended June 30, 2012, we recorded a liability for the most likely outcome within this range, and this liability remains recorded as of March 30, 2013.

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

Note N—Repurchase of Common Stock
As of June 30, 2012, our Board of Directors had authorized management to use up to $20.0 million to repurchase Delta Apparel stock in open market transactions under our Stock Repurchase Program. On January 25, 3013 we announced that on January 23, 2013 the Board of Directors authorized an additional $10.0 million for share repurchases, bringing the aggregate total authorized to $30.0 million.
During the third quarter of fiscal year 2013, we purchased 103,571 shares of our common stock for a total cost of $1.5 million bringing our total to 316,322 shares for a cost of $4.5 million for the nine month period ending March 30, 2012. During the third quarter of fiscal year 2012, we did not purchase any shares of our common stock. As of March 30, 2013, we have purchased 1,685,869 shares of common stock for an aggregate of $18.8 million since the inception of the Stock Repurchase Program. All purchases were made at the discretion of management and pursuant to the safe harbor provisions of SEC Rule 10b-18. As of March 29, 2013, $11.2 million remained available for future purchases under our Stock Repurchase Program, which does not have an expiration date.
The following table summarizes the purchases of our common stock for the quarter ended March 30, 2013:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Dollar Value of Shares that May Yet Be Purchased Under the Plans
December 30, 2012 to February 2, 2013	94,483	$14.18	94,483	$11.4	million
February 3 to March 2, 2013	5,993	$15.96	5,993	$11.3	million
March 3 to March 30, 2013	3,095	$15.85	3,095	$11.2	million
Total	103,571	$14.34	103,571	$11.2	million

Note O—License Agreements
We have entered into license agreements that provide for royalty payments of net sales of licensed products as set forth in the agreements. These license agreements are within our branded segment. We have incurred royalty expense (included in selling, general and administrative expenses) of approximately $3.0 million and $2.9 million for the third quarter of fiscal years 2013 and 2012, respectively. Royalty expense was $11.8 million and $11.7 million for the first nine months of fiscal years 2013 and 2012, respectively.
At March 30, 2013, based on minimum sales requirements, future minimum royalty payments required under these license agreements were as follows (in thousands):

Fiscal Year	Amount
2013	$453
2014	4,132
2015	2,212
2016	882
$7,679

Note P—Goodwill and Intangible Assets
Components of intangible assets consist of the following (in thousands):

	March 30, 2013			June 30, 2012
	Cost	Accumulated Amortization	Net Value	Cost	Accumulated Amortization	Net Value	Economic Life

Goodwill	$16,812	$—	$16,812	$16,812	$—	$16,812	N/A

Intangibles:
Tradename/trademarks	$1,530	$(583)	$947	$1,530	$(526)	$1,004	20 yrs
Customer relationships	7,220	(2,757)	4,463	7,220	(2,486)	4,734	20 yrs
Technology	1,220	(398)	822	1,220	(307)	913	10 yrs
Non-compete agreements	517	(407)	110	517	(371)	146	4 – 8.5 yrs
Total intangibles	$10,487	$(4,145)	$6,342	$10,487	$(3,690)	$6,797

Amortization expense for intangible assets was $0.2 million and $0.5 million for the three months and nine months ended March 30, 2013, respectively, and $0.6 million for the fiscal year ended June 30, 2012. Amortization expense is estimated to be approximately $0.6 million each for fiscal years 2013, 2014, 2015, 2016 and 2017.

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

Business Outlook
Cooler than expected weather conditions throughout the country combined with continued weakness in certain retail channels resulted in slower than expected sales during the third quarter. This, along with continued softness in the Soffe business, resulted in lower comparable third quarter revenue and net income. Net sales were $120.1 million for the fiscal third quarter ended March 30, 2013, and net income was $1.6 million, or $0.19 per diluted share. This compares to net sales of $125.5 million and net income of $1.9 million, or $0.22 per diluted share, in the prior year third quarter. Despite the declines, we achieved revenue growth in the basics segment and in each of our branded business units except Soffe. Gross margins and operating profits also improved in each business with the exception of Soffe. If Soffe had performed in this year's third quarter as it did in the prior year third quarter, we could have reasonably expected to achieve overall sales growth of about 3% with operating profit growth of about 83% over the prior year third quarter.
We are making a rigorous effort to regain lost volume and to realign the Soffe business to meet current market demands, and are already seeing some limited results from these efforts. The difficulties at Soffe primarily stem from a high degree of turmoil that is occurring in the retail industry and our failure to make adjustments in our go-to-market strategy and operations in a timely fashion. Retailers, working to stay profitable in the face of a sluggish economy, are making adjustments in their buying patterns. These adjustments are having a direct effect on Soffe's sales and marketing relationships with these customers. Specifically, some large retailers are shifting their strategies to emphasize private label products. If these retailers eventually revert to their previous branded strategy, as they have historically, Soffe's branded products could be brought back into their marketing plans. In the meantime, we have realigned our merchandising, marketing and sales leadership, which is focused on expanding the retail customer base and replacing business that has been lost.
Immediate steps are also being taken to reduce costs and make Soffe profitable at current volumes. As we begin fiscal year 2014, we will have lower cost inventory, driven by lower raw material cost and improved manufacturing performance, on hand to ship to our customers. We are eliminating excess costs associated with the college bookstore business as we consolidate this sales channel into To The Game's operations. Additionally, we are taking steps to implement at Soffe some aspects of the lower cost operational platforms that are established at our other business units.
Our other business units performed well considering the additional challenge they faced from the unusually cool weather. One of our most innovative businesses, Junkfood, brings a new meaning to licensing with products to help businesses connect with their consumers' desires. We also have introduced to the premium department stores Junkfood's Stray Heart™ fashion line, which is free of graphics but focuses on the fashionable Junkfood silhouettes and fabrics. These products will be available soon.
To The Game, which grew nearly 15%, was driven by good performance from Salt Life®. The new footwear line is in stores this spring, along with new products made of UVapor®, a performance fabric that provides UV, moisture and odor protection for the more active beach lifestyle. As previously noted, we are moving all of our college bookstore business under To The Game's operations, which should provide us with a lower-cost platform for this sales channel.

Art Gun has also continued its growth in the third quarter and continues to expand its customer base and improve profitability. We expect Art Gun to generate operating profits for us this fiscal year.
Our basics segment experienced a slight sales growth over last year's third quarter, continuing its first and second quarter growth trend and bringing sales growth of nearly 9% for the nine-month period. Our basics segment recently came out with a new performance product called Delta-Dri™ which we believe is being well received by customers. Additionally, we continue to gain new business utilizing our catalog blanks and printing capabilities to provide a full package product to customers.
Gross margins improved overall, primarily due to increased manufacturing efficiencies. We are continuing our manufacturing expansion within our existing facilities and we have new equipment on order with the completion of this project planned for the end of this calendar year. While we will have some additional costs related to our manufacturing expansion and bookstore consolidation over the next couple of quarters, these activities should result in a lower cost platform going forward. In addition, because of the actions we have taken regarding Soffe, we soon expect to have it realigned with market demands, so it should also be contributing to the overall success of Delta Apparel.
This fiscal year has presented us with a number of challenges, including the soft economy and unusual weather. We have met them head-on with solid solutions, the benefits of which should become apparent in the upcoming quarters. As we move through the remainder of fiscal year 2013 and into fiscal year 2014 we have three areas of primary focus. The first is reinvigorating the Soffe brand and business operations, returning it to the profitability we have historically enjoyed in this business. The second is to support the growth in our basics segment with the expansions of our manufacturing capacity within our existing facilities. Finally, we will continue the development and expansion of our brands. We believe this focus will allow us to continue our path of growth and drive the operating margins needed to meet our longer term profit goals.

EARNINGS GUIDANCE
The effect on sales of the "late Spring" and the lower than expected sales for Soffe in the third quarter will make our previously issued guidance for fiscal year 2013 difficult to achieve. We now expect revenues in the range of $490 to $495 million and earnings in the range of $1.05 to $1.10 per diluted share for the fiscal year ending June 29, 2013.

Results of Operations
Net sales for the 2013 third fiscal quarter was $120.1 million, a decrease of approximately 4% compared to the third quarter fiscal year 2012 net sales of $125.5 million. Net income was $1.6 million or $0.19 per diluted share, compared with $1.9 million or $0.22 per diluted share, for last year's third quarter. For the first nine months of fiscal year 2013, sales increased by 0.7% to $357.0 million compared to $354.6 million for the first nine months of fiscal year 2012. Net earnings for the first nine months of fiscal year 2013 was $5.2 million, or $0.61 per diluted share, compared to a loss of $7.3 million, or $0.86 per share in the prior-year nine month period. As previously reported, net earnings for fiscal year 2012 second quarter was negatively impacted by a one-time inventory markdown of $16.2 million in our basics segment resulting from unprecedented record high cotton costs combined with selling price decreases in Delta's line of basic undecorated t-shirts.
Third quarter fiscal year 2013 sales within the branded segment were $52.6 million, down 10% compared with $58.5 million for last year's third quarter. The decrease was driven entirely by a 30% sales decline in the Soffe business due to the turmoil in the current retail environment and a strategy shift by some large retailers to emphasize private label products. To The Game had 15% sales growth driven by Salt Life products. Sales for Junkfood increased 9% with professional sports licenses continuing to sell well. Art Gun continued its rapid growth, achieving 60% sales increase in the third quarter and a 95% increase for the nine month period ending March 30, 2013. All branded products, with the exception of Soffe, experienced sales growth for the entire nine months along with improved margins.
Net sales in the basics segment were up slightly to $67.4 million compared with $67.0 million for last year's third quarter. Sales for the private label business grew 4% for the third quarter and nearly 10% for the first nine months of fiscal year 2013. The Catalog business achieved unit sales growth of 6%, but this was offset by lower average selling prices, lowering sales by $0.5 million for the third quarter fiscal year 2013. Sales in the Catalog business are up over 8% for the year on unit sales growth of over 17%. Margins improved across the board in the basics segment due primarily to improved manufacturing performance.
Selling, general and administrative expenses ("SG&A"), were $23.7 million, or 19.7% of sales, for the quarter ended March 30, 2013, compared to $22.3 million, or 17.7% of sales, for the quarter ended March 31, 2012. For the first nine months of fiscal year 2013, SG&A expenses were 20.0% of sales versus 18.9% in fiscal year 2012. This increase in SG&A was primarily due to royalties paid on our licensed products, which experienced strong growth this year.
Net interest expense for the third quarter of fiscal year 2013 was $1.0 million, which is consistent with the third quarter of fiscal year 2012. For the first nine months of fiscal year 2013, interest expense totaled $3.0 million compared to $2.9 million for fiscal year 2012.
Our effective income tax rate for the nine months ended March 30, 2013, was 16.8%, compared to an effective tax benefit of 45.6% on the loss in the prior year period and an effective tax rate of 76.4% for the fiscal year ended June 30, 2012. The effective tax rate for the fiscal year ended June 30, 2012, was impacted by the operating losses driven by the above-referenced one-time inventory markdown during the fiscal year, which lowered our U.S. taxable income while maintaining profits in the offshore taxable and tax-free jurisdictions. We expect our fiscal year 2013 effective tax rate to be approximately 17%.
At March 30, 2013, account receivables were $70.8 million, a 4% decrease from the prior year March, resulting from lower sales. Days sales outstanding, ("DSO"), stood at 52 days as of March 30, 2013, which is consistent with DSOs at the prior year March.
Capital expenditures were $1.6 million during the third quarter fiscal year 2013 and $5.5 million for the first nine months of fiscal year 2013. These expenditures primarily related to screen print modernization and expansion in both our international and U.S. facilities. Depreciation and amortization, including non-cash compensation, was $2.4 million for the third quarter fiscal year 2013 and $6.5 million for the first nine months of fiscal year 2013.
Total debt at March 30, 2013, was $112.9 million compared to $132.6 million a year ago. Lower working capital requirements, primarily as a result of lower cotton prices, along with net income, were the principle reasons for the decrease in debt levels.

Liquidity and Capital Resources
Our primary cash needs are for working capital and capital expenditures, as well as to fund share repurchases under our Stock Repurchase Program. In addition, we may use cash in the future to pay dividends.
Operating Cash Flows
Operating activities provided $11.8 million in cash for the first nine months of fiscal year 2013 compared to $39.0 million of cash used by operating activities in the first nine months of fiscal year 2012. The increase in operating cash flow during the first nine months of fiscal year 2013 compared to the prior year period resulted primarily from lower working capital requirements and higher earnings compared to the prior year. Higher working capital was required in fiscal year 2012 primarily due to higher priced cotton in the first six months of fiscal year 2012 . In addition, during the first quarter of fiscal year 2012, payments associated with incentive compensation based on fiscal year 2011 performance were made.
Investing Cash Flows
Capital expenditures for the first nine months of fiscal year 2013 were $5.5 million compared to $5.2 million for the first nine months of the prior year. Such capital expenditures were primarily related to the modernization and expansion of our screen print operations, along with investments in our information technology systems. We anticipate our fiscal year 2013 capital expenditures to be $9.0 million. Capital improvements will mostly focus on screen print modernization and expansion in both of our international and U.S. facilities, and branding and point-of-sale displays for our branded products. Beginning in fiscal year 2013 and continuing into fiscal year 2014, we intend to expand our textile and dewing capacity by approximately 17% to allow us to satisfy increasing demand for our basic activewear products and support newly developed specialty products. For this expansion, we expect to spend approximately $12.0 million for new equipment in our U.S. and Honduran textile facilities and several of our existing sewing facilities.
Financing Activities
For the first nine months of fiscal year 2013, cash used by financing activities was $6.3 million compared to $44.0 million provided for the first nine months of fiscal year 2012. The cash used by our financing activities in the first nine months of fiscal year 2013 reduced our total debt to $112.9 million, which is a decrease of $1.6 million from our fiscal 2012 year end. The cash provided by financing activities during the first nine months of fiscal year 2012 funded the higher working capital needs and the repurchase of our common stock.
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

Purchases By Delta Apparel Of Its Own Shares
During the nine months ended March 30, 2013, we have repurchased 316,322 shares at an average price of $14.31 per share (See Note N-Repurchase of Common Stock). At the end of the third quarter we had $11.2 million of our authorization remaining, which includes the additional $10.0 million authorization approved by the Board of Directors at its meeting in January, 2013. We believe our stock is currently trading at a price that is below its intrinsic value and such periodic repurchases are a sound investment opportunity that we can pursue without sacrificing future growth plans.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Commodity Risk Sensitivity
On March 11, 2013, we entered into a Third Amendment to Yarn Supply Agreement (the "Third Amendment") with Parkdale Mills, Inc. and Parkdale America, LLC (“Parkdale”). The Third Amendment extended the original supply agreement with Parkdale (as previously amended, the "Supply Agreement") until December 31, 2015. In addition, certain waste factors and conversion prices used to calculate the price of yarn purchased pursuant to the Supply Agreement were amended, with new waste factors and pricing effective May 1, 2013. Under the Supply Agreement, we purchase from Parkdale all of our yarn requirements for use in our manufacturing operations, excluding yarns that Parkdale does not manufacture or cannot manufacture due to temporary capacity constraints. The purchase price of yarn is based upon the cost of cotton plus a fixed conversion cost. Thus, we are subject to the commodity risk of cotton prices and cotton price movements, which could result in unfavorable yarn pricing for us. We fix the cotton prices as a component of the purchase price of yarn, pursuant to the Supply Agreement, in advance of the shipment of finished yarn from Parkdale. Prices are set according to prevailing prices, as reported by the New York Cotton Exchange, at the time we elect to fix specific cotton prices.
Yarn with respect to which we have fixed cotton prices at March 30, 2013, was valued at $13.8 million, and is scheduled for delivery between April 2013 and September 2013. At March 30, 2013, a 10% decline in the market price of the cotton covered by our fixed price yarn would have had a negative impact of approximately $1.0 million on the value of the yarn. This compares to what would have been a negative impact of $1.6 million at the 2012 fiscal year end based on the yarn with fixed cotton prices at June 30, 2012. The impact of a 10% decline in the market price of the cotton covered by our fixed price yarn would have been less at March 30, 2013, than at June 30, 2012, due to reduced commitments at March 30, 2013, compared to June 30, 2012.
We may use derivatives, including cotton option contracts, to manage our exposure to movements in commodity prices. We do not designate our options as hedge instruments upon inception. Accordingly, we mark to market changes in the fair market value of the options in cost of sales in our Condensed Consolidated Statement of Operations.
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

Interest Rate Sensitivity
Our U.S. revolving credit facility provides that the outstanding amounts owed shall bear interest at variable rates. If the amount of outstanding floating rate indebtedness at March 30, 2013, under the U.S. revolving credit facility had been outstanding during the entire three months ended March 30, 2013, and the interest rate on this outstanding indebtedness was increased by 100 basis points, our expense would have increased by approximately $0.2 million, or 18.0% of actual interest expense, during the quarter. This compares to an increase of $0.7 million, or 17.9%, for the 2012 fiscal year based on the outstanding floating rate indebtedness at June 30, 2012, or an average of $0.2 million per quarter. The dollar amount as well as the percentage of actual interest expense is fairly consistent between the third quarter of fiscal year 2013 and the quarterly average of fiscal year 2012. The actual increase in interest expense resulting from a change in interest rates would depend on the magnitude of the increase in rates and the average principal balance outstanding.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 30, 2013, and, based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures were effective at the evaluation date.
Changes in Internal Control Over Financial Reporting
There was no change during the third quarter of fiscal year 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings
See Note L—Legal Proceedings in Item 1, which is incorporated herein by reference.

Item 1A. Risk Factors
As of March 30, 2013, there have been no material changes to the risk factors set forth in our Form 10-K for our fiscal year ended June 30, 2012.

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

DELTA APPAREL, INC. (Registrant)
Date	May 7, 2013	By:	/s/ Deborah H. Merrill
Deborah H. Merrill Vice President, Chief Financial Officer and Treasurer