Form 10-QT
period 2013-09-28
DELTA APPAREL, INC
filed 2013-11-06
CIK 1101396

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QT

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
OR

☑	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from June 30, 2013 to September 28, 2013
Commission File Number 1-15583
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

Former Fiscal Year: Saturday closest to June 30th
(Former name, former address and former fiscal year, if changed since last report.)
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
Yes ☐ No ☑
As of October 31, 2013, there were outstanding 7,873,848 shares of the registrant’s common stock, par value of $0.01 per share, which is the only class of outstanding common or voting stock of the registrant.

PART 1.	FINANCIAL INFORMATION

Item 1.	Financial Statements
Delta Apparel, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Amounts in thousands, except share amounts and per share data)
(Unaudited)

	September 28, 2013	June 29, 2013
Assets
Current assets:
Cash and cash equivalents	$829	$598
Accounts receivable, less allowances of $2,958 and $1,799 respectively	68,707	74,827
Income tax receivable	1,232	2,238
Inventories, net	165,190	159,514
Prepaid expenses and other current assets	3,786	4,129
Deferred income taxes	5,981	4,556
Total current assets	245,725	245,862

Property, plant and equipment, net	40,600	39,446
Goodwill	36,729	16,812
Intangibles, net	24,837	6,190
Other assets	3,871	3,600
Total assets	$351,762	$311,910

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$52,877	$50,472
Accrued expenses	17,463	18,426
Current portion of long-term debt	3,704	3,529
Total current liabilities	74,044	72,427

Long-term debt, less current maturities	131,030	94,763
Deferred income taxes	3,610	3,571
Other liabilities	806	83
Contingent consideration	3,400	—
Total liabilities	$212,890	$170,844

Shareholders’ equity:
Preferred stock—$0.01 par value, 2,000,000 shares authorized, none issued and outstanding	—	—
Common stock —$0.01 par value, 15,000,000 shares authorized, 9,646,972 shares issued, and 7,873,848 and 7,922,784 shares outstanding as of September 28, 2013 and June 29, 2013, respectively	96	96
Additional paid-in capital	59,428	60,598
Retained earnings	100,579	100,014
Accumulated other comprehensive loss	(557)	(82)
Treasury stock —1,773,124 and 1,724,188 shares as of September 28, 2013 and June 29, 2013, respectively	(20,674)	(19,560)
Total shareholders’ equity	138,872	141,066
Total liabilities and shareholders' equity	$351,762	$311,910

See accompanying Notes to Condensed Consolidated Financial Statements.

Delta Apparel, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended
	September 28, 2013	September 29, 2012
Net sales	$122,559	$130,114
Cost of goods sold	95,439	98,261
Gross profit	27,120	31,853

Selling, general and administrative expenses	26,588	25,861
Other (income) expense, net	(24)	156
Operating income	556	5,836

Interest expense, net	1,033	1,076
(Loss) earnings before (benefit) provision for income taxes	(477)	4,760
(Benefit) provision for income taxes	(1,045)	1,196
Net earnings	$568	$3,564

Basic earnings per share	$0.07	$0.42
Diluted earnings per share	$0.07	$0.41

Weighted average number of shares outstanding	7,848	8,398
Dilutive effect of stock options and awards	227	254
Weighted average number of shares assuming dilution	8,075	8,652
See accompanying Notes to Condensed Consolidated Financial Statements.

Delta Apparel, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Amounts in thousands)
(Unaudited)

	Three Months Ending
	September 28, 2013	September 29, 2012
Net earnings	$568	$3,564
Net unrealized loss on cash flow hedges	(475)	(29)
Comprehensive income	$93	$3,535

See accompanying Notes to Condensed Consolidated Financial Statements.

Delta Apparel, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	Three Months Ended
	September 28, 2013	September 29, 2012
Operating activities:
Net earnings from continuing operations	$568	$3,564
Adjustments to reconcile earnings to net cash provided by operating activities:
Depreciation and amortization	2,070	1,945
Amortization of deferred financing fees	89	90
Excess tax benefits from exercise of stock options	1	—
(Benefit from) provision for deferred income taxes	(1,386)	802
Non-cash stock compensation	398	456
(Gain) loss on disposal of property and equipment	(15)	49
Changes in operating assets and liabilities:
Accounts receivable	6,120	4,559
Inventories	(5,676)	(181)
Prepaid expenses and other current assets	343	(168)
Other non-current assets	(41)	4
Accounts payable	2,405	(1,423)
Accrued expenses	(965)	4,786
Income taxes	1,006	1,526
Other liabilities	248	(23)
Net cash provided by operating activities	5,165	15,986

Investing activities:
Purchases of property and equipment, net	(2,992)	(1,687)
Proceeds from sale of equipment	7	—
Cash paid for business, net of cash received	(35,387)	—
Net cash used in investing activities	(38,372)	(1,687)

Financing activities:
Proceeds from long-term debt	177,138	124,913
Repayment of long-term debt	(140,696)	(136,814)
Payment of deferred financing fees	(319)	—
Repurchase of common stock	(2,051)	(1,025)
Payment of withholding taxes on exercise of stock options	(633)	—
Excess tax benefits from exercise of stock options	(1)	—
Net cash provided by (used in) financing activities	33,438	(12,926)
Net increase in cash and cash equivalents	231	1,373
Cash and cash equivalents at beginning of year	598	467
Cash and cash equivalents at end of year	$829	$1,840

Supplemental cash flow information:
Cash paid during the year for interest	$899	$1,009
Cash received during the year for income taxes, net of taxes paid	$(956)	$(1,150)

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
We prepared the accompanying interim condensed consolidated financial statements in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles ("U.S. GAAP") for complete financial statements. We believe these Condensed Consolidated Financial Statements consist of normal recurring adjustments considered necessary for a fair presentation. Operating results for the three months ended September 28, 2013, are not necessarily indicative of the results that may be expected for our fiscal year ending September 27, 2014. Although our various product lines are sold on a year-round basis, the demand for specific products or styles reflects some seasonality, with sales in our June fiscal quarter generally being the highest and sales in our December quarter generally being the lowest. For more information regarding our results of operations and financial position, refer to the Consolidated Financial Statements and footnotes included in our Form 10-K for our fiscal year ended June 29, 2013, filed with the United States Securities and Exchange Commission (“SEC”).

“Delta Apparel”, the “Company”, and “we”, “us” and “our” are used interchangeably to refer to Delta Apparel, Inc. together with our domestic wholly-owned subsidiaries, including M.J. Soffe, LLC (“Soffe”), Junkfood Clothing Company (“Junkfood”), To The Game, LLC (“To The Game”), Art Gun, LLC (“Art Gun”), and other international subsidiaries, as appropriate to the context.
Delta Apparel, Inc. is an international apparel design, marketing, manufacturing and sourcing company that features a diverse portfolio of lifestyle basic and branded activewear apparel and headwear. We specialize in selling casual and athletic products through a variety of distribution channels and distribution tiers including specialty stores, boutiques, department stores, mid and mass channels, college bookstores and the U.S. military. Our products are made available direct-to-consumer on our websites at www.soffe.com, www.junkfoodclothing.com, www.saltlife.com and www.deltaapparel.com. We design and internally manufacture the majority of our products, which allows us to offer a high degree of consistency and quality controls as well as leverage scale efficiencies. We have manufacturing operations located in the United States, El Salvador, Honduras and Mexico, and use domestic and foreign contractors as additional sources of production. Our distribution facilities are strategically located throughout the United States to better serve our customers with same-day shipping on our catalog products and weekly replenishments to retailers.
We were incorporated in Georgia in 1999 and our headquarters is located at 322 South Main Street, Greenville, South Carolina 29601 (telephone number: 864-232-5200). Our common stock trades on the NYSE MKT under the symbol “DLA”. We operate on a 52-53 week fiscal year ending on the Saturday closest to September 30.

Note B—Accounting Policies
Our accounting policies are consistent with those described in our Significant Accounting Policies in our Form 10-K for the fiscal year ended June 29, 2013, filed with the SEC.

Note C—New Accounting Standards
Recently Adopted Standards
In July 2012, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2012-02, Intangibles - Goodwill and Other (Topic 350), Testing Indefinite-Lived Intangible Assets for Impairment, ("ASU 2012-02"). This new guidance adds an optional qualitative assessment for determining whether an indefinite-lived intangible asset is impaired. Companies have the option to first perform a qualitative assessment to determine whether it is more likely than not (likelihood of more than 50%) that an indefinite-lived intangible is impaired. If a company determines that it is more likely than not that the fair value of such an asset exceeds its carrying amount, it would not need to calculate whether the fair value of such an asset exceeds its carrying amount and it would not need to calculate the fair value of the asset in that year. The company must, however, make a positive assertion about the conclusion and the circumstances taken into account to reach that conclusion. However, if the company determines otherwise, it must calculate the fair value of the asset and compare that value with its carrying amount. If the carrying amount of the company's intangible asset exceeds its fair value, the company must record an impairment charge for the amount of that excess, if any. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. ASU 2012-02 was adopted on June 30, 2013, and the adoption had no impact on our financial statements.
In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220), Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income ("ASU 2013-02"). This guidance requires companies to report information about reclassifications out of accumulated other comprehensive income in one place. These reclassifications must be presented by component.

If these items are significant and are reclassified in their entirety in the period, companies must report the effect of the reclassifications on the respective line items in the statement where net income is presented. If the items are not reclassified in their entirety to net income in the period, companies must cross-reference in a note. ASU 2013-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2012. ASU 2013-02 was adopted on June 30, 2013, and the adoption had no impact on our financial statements.
In July 2013, the FASB issued ASU No. 2013-10, Derivatives and Hedging (Topic 815), Inclusion of the Fed Funds Effective Swap Rate as a Benchmark Interest Rate for Hedge Accounting Purposes ("ASU 2013-10"). This guidance allows an entity to now designate the Federal Funds Effective Swap Rate, (the Overnight Index Swap rate, or OIS rate, in the United States) as a benchmark interest rate for hedge accounting purposes in addition to the interest rate on direct Treasury obligations of the United States government and the London Interbank Offered Rate ("LIBOR"). The FASB also eliminated the restriction on designating different benchmark interest rate hedges for similar hedges. ASU 2013-10 is effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 2013. ASU 2013-10 was adopted on June 30, 2013, and the adoption had no impact on our financial statements.
Standards Not Yet Adopted
In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Topic 740), Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, ("ASU 2013-11"). This new guidance requires entities to present unrecognized tax benefits as a decrease in a net operating loss, similar tax loss or tax credit carryforward if certain criteria are met. The determination of whether a deferred tax asset is available is based on the unrecognized tax benefit and the deferred tax asset that exists as of the reporting date and presumes disallowance of the tax position at the reporting date. This amendment is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2013. ASU 2013-11 is therefore effective for our fiscal year beginning September 28, 2014.

Note D—Salt Life Acquisition
On August 27, 2013, To The Game, LLC, our wholly-owned subsidiary, purchased substantially all of the assets of Salt Life Holdings, LLC, including all of its domestic and international trademark rights in the Salt Life brand (the "Salt Life Acquisition"). The purchase price for the Salt Life Acquisition consisted of: (i) a cash payment at closing of $12,000,000, (ii) a deposit at closing of $3,000,000 into an escrow account to be held to secure indemnification obligations under the asset purchase agreement and to be held for a period of up to fifty-four months following the closing, and (iii) delivery of two promissory notes in the aggregate principal amount of $22,000,000. An additional amount may be payable in cash after the end of calendar year 2019 if financial performance targets involving the sale of Salt Life-branded products are met during the 2019 calendar year. At September 28, 2013, we had $3.4 million accrued in contingent consideration associated with the Salt Life Acquisition. We financed the cash portion of the purchase price through our Fourth Amended and Restated Loan and Security Agreement, as amended on August 27, 2013. We expensed all acquisition related costs in the selling, general and administrative expense line item of our Condensed Consolidated Statements of Operations in the quarter ended September 28, 2013.
The Salt Life Acquisition continues our strategy of building lifestyle brands that take advantage of our creative capabilities, vertical manufacturing platform and international sourcing competencies. Prior to the Salt Life Acquisition, To The Game sold Salt Life branded products under exclusive license agreements which began in January 2011. As such, the results of Salt Life sales have been included in the Condensed Consolidated Financial Statements since that time.
We accounted for the Salt Life Acquisition pursuant to ASC 805, Business Combinations, with purchase price allocated based upon fair value. We have identified certain intangible assets associated with Salt Life, including trade name and trademarks, license agreements, non-compete agreements and goodwill. The total amount of goodwill is expected to be deductible for tax purposes. Components of the intangible assets are as follows.

		Economic Life
Goodwill	$19,917	N/A

Intangibles:
Tradename/trademarks	16,000	30 yrs
License agreements	2,100	15 – 30 yrs
Non-compete agreements	770	6.6 yrs
Total intangibles	18,870

Total goodwill and intangibles	$38,787

We are currently in the process of finalizing the valuations and thus the initial allocation of the purchase price is subject to change until the allocation is finalized.

Note E—Inventories
Inventories, net of reserves of $6.9 million as of September 28, 2013 and $6.8 million as of June 29, 2013, consist of the following (in thousands):

	September 28, 2013	June 29, 2013
Raw materials	$11,917	$12,443
Work in process	15,121	16,407
Finished goods	138,152	130,664
	$165,190	$159,514
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

Note F—Debt
On May 27, 2011, Delta Apparel, Soffe, Junkfood, To The Game and Art Gun entered into a Fourth Amended and Restated Loan and Security Agreement (the "Loan Agreement") with the financial institutions named in the Loan Agreement as Lenders, Wells Fargo Bank, National Association, as Administrative Agent, Bank of America, N.A., as Syndication Agent, Wells Fargo Capital Finance, LLC, as Sole Lead Arranger, and Wells Fargo Capital Finance, LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Joint Bookrunners.
On August 27, 2013, Delta Apparel, To The Game, Junkfood, Soffe and Art Gun entered into a Consent and First Amendment to the Fourth Amended and Restated Loan and Security Agreement with Wells Fargo Bank, National Association and the other lenders set forth therein (the "Amended Loan Agreement"). Pursuant to the Amended Loan Agreement, in general and among other things, (1) the lenders and agent parties consented to the Salt Life Acquisition, (2) the maturity of the loans (other than a first in last out tranche B ("FILO Tranche B"), as defined below) under the Amended Loan Agreement was extended one year to May 27, 2017, (3) the lenders consented to Delta Apparel's Honduran subsidiaries borrowing up to an additional $10,000,000 from a certain Honduran bank in connection with the purchase of certain equipment, and (4) the FILO Tranche B was added to provide Delta Apparel and its affiliate parties to the Amended Loan Agreement an additional 5% borrowing availability with respect to eligible accounts receivable and eligible inventory. The FILO Tranche B, and only the FILO Tranche B, will terminate by August 27, 2015 (subject to earlier cancellation by Delta Apparel), has a maximum borrowing amount of $10,000,000, and includes interest rates between 150 and 200 basis points higher than the rates applicable to the other loans available under the Amended Loan Agreement.
Pursuant to the Amended Loan Agreement, our line of credit is $145 million (subject to borrowing base limitations). Provided that no event of default exists, we have the option to increase the maximum credit available under the facility to $200 million (subject to borrowing base limitations), conditioned upon the Administrative Agent's ability to secure additional commitments and customary closing conditions.
At September 28, 2013, we had $105.7 million outstanding under our U.S. credit facility at an average interest rate of 2.4%, and had the ability to borrow an additional $31.2 million. Our credit facility includes a financial covenant requiring that if the amount of availability falls below an amount equal to 12.5% of the lesser of the borrowing base or $145 million, our Fixed Charge Coverage Ratio (“FCCR”) (as defined in the Amended Loan Agreement) for the preceding 12 month period must not be less than 1.1 to 1.0. As availability was above the minimum, we were not subject to the FCCR covenant at September 28, 2013. At September 28, 2013 and June 29, 2013, there was $9.9 million and $11.6 million, respectively, of retained earnings free of restrictions to make cash dividends or stock repurchases.
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
In conjunction with the Salt Life Acquisition, we issued two promissory notes in the aggregate principal of $22 million and committed to a payment contingent on certain performance targets being met with respect to the sale of Sale Life products in calendar 2019. The promissory notes are zero-interest notes and state that interest will be imputed as required under Section 1274 of the Internal Revenue Code. We have imputed interest at 1.92% and 3.62% on the promissory notes that mature on June 30, 2016 and June 30, 2019, respectively. At September 28, 2013, the discounted value of the promissory notes was $20.4 million.
In March 2011, we extinguished our existing debt with Banco Ficohsa, a Honduran bank, and entered into a new credit facility with Banco Ficohsa. As of September 28, 2013, we had $4.3 million outstanding on the installment portion of this loan and $4.3 million outstanding under the revolving portion of the credit facility. The current revolving Honduran debt, by its nature, is not long-term, as it requires scheduled payments each six months. However, as the agreement permits us to re-borrow funds up to the amount repaid, subject to certain objective covenants, and we intend to re-borrow funds, subject to the objective covenants, the amounts have been classified as long-term debt.

Note G—Selling, General and Administrative Expense
We include in selling, general and administrative ("SG&A") expenses, costs incurred subsequent to the receipt of finished goods at our distribution facilities, such as the cost of stocking, warehousing, picking and packing, and shipping goods for delivery to our customers. Distribution costs included in SG&A expenses totaled $4.4 million during the transition period and for the prior year quarter. In addition, SG&A expenses include costs related to sales associates, administrative personnel cost, advertising and marketing expenses, royalty payments on licensed products and other general and administrative expenses.

Note H—Stock-Based Compensation
On November 11, 2010, the Delta Apparel, Inc. shareholders approved the Delta Apparel, Inc. 2010 Stock Plan ("2010 Stock Plan"). Upon shareholder approval of the 2010 Stock Plan, no additional awards have been or will be granted under either the Delta Apparel Stock Option Plan ("Option Plan") or the Delta Apparel Incentive Stock Award Plan ("Award Plan"); instead, all stock awards have and will be granted under the 2010 Stock Plan. The aggregate number of shares of common stock that may be delivered under the 2010 Stock Plan is 500,000 plus any shares of common stock subject to outstanding awards under the Option Plan or Award Plan that are subsequently forfeited or terminated for any reason before being exercised. We expense stock compensation costs in the cost of sales and selling, general and administrative expense line items of our Condensed Consolidated Statements of Operations over the vesting periods of each grant. Total stock based compensation during the transition period was $0.7 million and $0.6 million during the prior year quarter.
2010 Stock Plan
As of September 28, 2013, there was $1.4 million of total unrecognized compensation cost related to non-vested awards granted under the 2010 Stock Plan. This cost is expected to be recognized over a period of 1.9 years. During the transition period ended September 28, 2013, restricted stock units representing 61,213 shares of our common stock were granted. These restricted stock units are service-based and will vest upon the filing of our Quarterly Report on Form 10-Q for the quarter ending June 27, 2015.
During the transition period ended September 28, 2013, performance stock units representing 61,213 shares of our common stock were granted and are based on the achievement of certain performance criteria for the two-year period ending June 27, 2015, and will vest with the filing of our Quarterly Report on Form 10-Q for the quarter ending June 27, 2015.
Option Plan
All options granted under the Option Plan have vested. As such, no expense was recognized during the transition period or the prior year quarter. During the transition period ended September 28, 2013, vested options representing 16,000 shares of our common stock were exercised, and the shares issued, in accordance with their respective agreements.
Award Plan
All awards granted under the Award Plan have vested and been exercised, and no awards remain outstanding.

Note I—Purchase Contracts
We have entered into agreements, and have fixed prices, to purchase yarn, natural gas, finished fabric, and finished apparel and headwear products. At September 28, 2013, minimum payments under these contracts were as follows (in thousands):

Yarn	$11,399
Natural Gas	1,174
Finished fabric	1,393
Finished products	22,391
$36,357

Note J—Business Segments
We operate our business in two distinct segments: branded and basics. Although the two segments are similar in their production processes and regulatory environments, they are distinct in their economic characteristics, products and distribution methods.
The branded segment is comprised of our business units focused on specialized apparel garments and headwear to meet consumer preferences and fashion trends, and includes Soffe, Junkfood, To The Game and Art Gun. These branded embellished and unembellished products are sold through specialty and boutique shops, upscale and traditional department stores, mid-tier retailers, sporting goods stores, college bookstores and the U.S. military. Products in this segment are marketed under our lifestyle brands of Soffe®, Intensity Athletics®, Junk Food®, The Game®, American Threads by The Game, and Salt Life®, as well as other labels.
The basics segment is comprised of our business units primarily focused on garment styles that are characterized by low fashion risk, and includes our Delta Activewear undecorated catalog tees and private label products. We market, distribute and manufacture for sale unembellished knit apparel under the main brands of Delta Pro Weight® and Delta Magnum Weight® for sale to a diversified audience ranging from large licensed screen printers to small independent businesses. We also manufacture private label products for major branded sportswear companies, retailers, corporate industry programs, and sports licensed apparel marketers. Typically these products are sold with value-added services such as hangtags, ticketing, hangers, and embellishment so that they are fully ready for retail.
Robert W. Humphreys, our chief operating decision maker, and management evaluate performance and allocate resources based on profit or loss from operations before interest, income taxes and special charges (“segment operating earnings (loss)”). Our segment operating earnings (loss) may not be comparable to similarly titled measures used by other companies. Intercompany transfers between operating segments are transacted at cost and have been eliminated within the segment amounts shown in the following table.
Information about our operations as of and for the three months ended September 28, 2013, and September 29, 2012, by operating segment, is as follows (in thousands):

	Basics	Branded	Consolidated
Three months ended September 28, 2013
Net sales	$62,340	$60,219	$122,559
Segment operating earnings	163	393	556
Segment assets *	157,454	194,308	351,762

Three months ended September 29, 2012
Net sales	$66,581	$63,533	$130,114
Segment operating earnings	3,165	2,671	5,836
Segment assets *	165,102	149,456	314,558

*	All goodwill and intangibles on our balance sheet are included in the branded segment.
On July 10, 2013, we announced plans to consolidate our domestic screen print operations as part of our continued focus on more efficient manufacturing and distribution strategies. The consolidation resulted in the closing of Soffe’s decoration facility located in Wendell, North Carolina and consolidation of those operations into Soffe's Fayetteville, North Carolina facility.  We incurred expenses totaling $1.5 million associated with the closing.  Of this, $0.4 million was expensed in the fourth quarter of fiscal year 2013 in the other expense line item of the financial statements.  The remaining $1.1 million was expensed during the quarter ended September 28, 2013, of which $0.9 million and $0.2 million were included in the cost of goods sold and selling, general and administrative line items, respectively, of the Condensed Consolidated Statement of Operations.  These expenses are included in the Branded segment.
The following reconciles the segment operating earnings to the Company's consolidated earnings before income taxes (in thousands):

	Three Months Ended
	September 28, 2013	September 29, 2012
Segment operating earnings	$556	$5,836
Unallocated interest expense	1,033	1,076
Consolidated (loss) earnings before taxes	$(477)	$4,760

Note K—Income Taxes
We had an effective income tax rate of 219.1% for the three months ended September 28, 2013, compared to an effective rate of 25.1% for the same period in the prior year and an effective rate of 7.3% for the fiscal year ended June 29, 2013. We have a three-month tax year associated with the transition period. We benefit from having income in foreign jurisdictions that are either exempt from income taxes or have tax rates lower than the United States. The transition period income tax benefit was recorded as a result of overall operating profits being lower than normal which lowered our U.S. taxable income while maintaining profits in the offshore taxable and tax-free jurisdictions.
Based on our current projected pre-tax income and the anticipated amount of U.S. taxable income compared to profits maintained in the offshore taxable and tax-free jurisdictions, our estimated effective income tax rate for the fiscal year ending September 27, 2014, should be approximately 24% to 25%.

We file income tax returns in the U.S. federal jurisdiction and various state, local and foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state, local or non-U.S. income tax examinations by tax authorities for our tax years before 2010. However, net operating loss carryforwards remain subject to examination to the extent they are carried forward and impact a year that is open to examination by authorities.

Note L—Derivatives and Fair Value Measurements
From time to time, we may use interest rate swaps or other instruments to manage our interest rate exposure and reduce the impact of future interest rate changes. These financial instruments are not used for trading or speculative purposes.
We entered into interest rate swap agreements on September 9, 2013 and September 19, 2013, effectively converting a total of $60 million of floating rate debt under our credit facility to fixed obligations at available LIBOR rates. A $10 million interest rate swap agreement that we had entered into on September 1, 2011 matured on September 1, 2013.

	Effective Date	Notational Amount	Fixed LIBOR Rate	Maturity Date
Interest Rate Swap	September 9, 2013	$15 million	1.1700%	September 9, 2016
Interest Rate Swap	September 9, 2013	$15 million	1.6480%	September 11, 2017
Interest Rate Swap	September 19, 2013	$15 million	1.0030%	September 19, 2016
Interest Rate Swap	September 19, 2013	$15 million	1.4490%	September 19, 2017
Interest Rate Swap	September 1, 2011	$10 million	1.0700%	September 1, 2014
Interest Rate Swap	September 1, 2011	$10 million	0.9025%	March 1, 2014
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

The following financial liabilities are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements Using
Period Ended	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest Rate Swaps
September 28, 2013	$906	—	$906	—
June 29, 2013	$133	—	$133	—

Contingent Consideration
September 28, 2013	$3,400	—	—	$3,400
June 29, 2013	—	—	—	—
The fair value of the interest rate swap agreements were derived from discounted cash flow analysis based on the terms of the contract and the forward interest rate curves adjusted for our credit risk, which fall in Level 2 of the fair value hierarchy.
The Salt Life Acquisition included contingent consideration payable in cash after the end of calendar year 2019 if financial performance targets involving the sale of Salt Life-branded products are met during the 2019 calendar year.  We used the historical results and projected cash flows based on the contractually defined terms, discounted as necessary, to estimate the fair value of the contingent consideration for Salt Life, as well as to remeasure the contingent consideration related to the acquisition of Art Gun.  Accordingly, the fair value measurement for contingent consideration falls in Level 3 of the fair value hierarchy.

The following table summarizes the fair value and presentation in the Condensed Consolidated Balance Sheets for derivatives as of September 28, 2013, and June 29, 2013.

	September 28, 2013	June 29, 2013
Accrued expenses	$100	$49
Deferred tax liabilities	(349)	(51)
Other liabilities	806	84
Accumulated other comprehensive loss	$557	$82

Assets Measured at Fair Value on a Non-Recurring Basis
Intangible assets acquired in connection with the Salt Life Acquisition are identified by type in Note D—Salt Life Acquisition and have been valued on a preliminary basis. These preliminary valuations included significant unobservable inputs (Level 3).

Note M—Legal Proceedings

Consumer Product Safety Commission
We previously received an inquiry from the U.S. Consumer Product Safety Commission (“Commission”) regarding a children's drawstring hoodie product sourced, distributed and sold by our Junkfood subsidiary and its compliance with applicable product safety standards. The Commission subsequently investigated the matter, including whether Junkfood complied with the reporting requirements of the Consumer Product Safety Act (“CPSA”), and the garments in question were ultimately recalled. On or about July 25, 2012, Junkfood received notification from the Commission staff alleging that Junkfood knowingly violated CPSA Section 15(b) and that it will recommend to the Commission a $900,000 civil penalty. We contend that the Commission's allegations are without merit.

On August 27, 2012, Junkfood responded to the Commission staff regarding its recommended penalty, setting forth a number of defenses and mitigating factors that could result in a much lower penalty, if any, ultimately imposed by a court should the matter proceed to litigation. On March 27, 2013, and on several subsequent occasions, the Commission requested additional information from Junkfood regarding the matter. While we will continue to defend against these allegations, we believe a risk of loss is probable. Based upon the terms of previously published CPSC settlements and related product recall notices, we believe if we settle the matter the minimum settlement amount would be $25,000. Should the Commission seek enforcement of the recommended civil penalty and ultimately prevail on its claims at trial, we could be required to pay amounts exceeding $900,000, along with interest and the Commission's costs and fees. During the quarter ended June 30, 2012, we recorded a liability for the most likely outcome within this range, and this liability remains recorded as of September 28, 2013.

California Wage and Hour Litigation

We were served with a complaint in the Superior Court of the State of California, County of Los Angeles, on or about March 13, 2013, by a former employee of our Activewear business unit at our Santa Fe Springs, California distribution facility alleging violations of California wage and hour laws and unfair business practices with respect to meal and rest periods, compensation and wage statements, and related claims (the "Complaint"). The Complaint is brought as a class action and seeks to include all of our Activewear business unit's current and certain former employees within California who are or were non-exempt under applicable wage and hour laws. The Complaint also names as defendants Junkfood, Soffe, an independent contractor of Soffe, and a former employee, and seeks to include all current and certain former employees of Junkfood, Soffe and the Soffe independent contractor within California who are or were non-exempt under applicable wage and hour laws. The Complaint seeks injunctive and declaratory relief, monetary damages and compensation, penalties, attorneys' fees and costs, and pre-judgment interest. The discovery process in this matter is ongoing and the issue of class certification remains pending.

While we will continue to vigorously defend this action and believe we have a number of meritorious defenses to the claims alleged, we believe a risk of loss is probable. Based upon current information, we believe there is a range of likely outcomes between approximately $15,000 and $975,000. During the transition period ended September 28, 2013, we recorded a liability for the most likely outcome within this range. However, depending upon the scope and size of any certified class and whether any of the claims alleged are ultimately prevailed upon at trial, we could be required to pay amounts exceeding $975,000.

In addition, at times we are party to various legal claims, actions and complaints. We believe that, as a result of legal defenses, insurance arrangements, and indemnification provisions with parties believed to be financially capable, such actions should not have a material effect on our operations, financial condition, or liquidity.

Note N—Repurchase of Common Stock
As of June 29, 2013, our Board of Directors had authorized management to use up to $30.0 million to repurchase Delta Apparel stock in open market transactions under our Stock Repurchase Program.
During the transition period we purchased 129,348 shares of our common stock for a total cost of $2.1 million. During the prior year quarter, we purchased 72,854 shares of our common stock for a total cost of $1.0 million. As of September 28, 2013, we have purchased 2,043,571 shares of our common stock for an aggregate of $24.1 million since the inception of the Stock Repurchase Program. All purchases were made at the discretion of management and pursuant to the safe harbor provisions of SEC Rule 10b-18. As of September 28, 2013, $5.9 million remained available for future purchases under our Stock Repurchase Program, which does not have an expiration date.
The following table summarizes the purchases of our common stock for the transition period ended September 28, 2013:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Dollar Value of Shares that May Yet Be Purchased Under the Plans
June 30, 2013 to August 3, 2013	109,090	$15.84	109,090	$6.2	million
August 4, 2013 to August 31, 2013	20,258	$15.96	20,258	$5.9	million
September 1, 2013 to September 28, 2013	—	$0.00	—	$5.9	million
Total	129,348	$15.86	129,348	$5.9	million

Note O—License Agreements
We have entered into license agreements that provide for royalty payments of net sales of licensed products as set forth in the agreements. These license agreements are within our branded segment. We have incurred royalty expense (included in selling, general and administrative expenses) of approximately $5.1 million for the transition period and $5.2 million for the prior year quarter.
At September 28, 2013, based on minimum sales requirements, future minimum royalty payments required under these license agreements were as follows (in thousands):

Fiscal Year	Amount
2014	$1,312
2015	659
2016	106
$2,077

Note P—Goodwill and Intangible Assets
Components of intangible assets consist of the following (in thousands):

	September 28, 2013			June 29, 2013
	Cost	Accumulated Amortization	Net Value	Cost	Accumulated Amortization	Net Value	Economic Life

Goodwill	$36,729	$—	$36,729	$16,812	$—	$16,812	N/A

Intangibles:
Tradename/trademarks	$17,530	$(672)	$16,858	$1,530	$(603)	$927	20 – 30 yrs
Customer relationships	7,220	(2,937)	4,283	7,220	(2,847)	4,373	20 yrs
Technology	1,220	(459)	761	1,220	(428)	792	10 yrs
License agreements	2,100	(10)	2,090	—	—	—	15 – 30 yrs
Non-compete agreements	1,287	(442)	845	517	(419)	98	4 – 8.5 yrs
Total intangibles	$29,357	$(4,520)	$24,837	$10,487	$(4,297)	$6,190

The increase in intangible assets results from the Salt Life Acquisition. See Note D—Salt Life Acquisition.

Amortization expense for intangible assets was $0.2 million for the three months ended September 28, 2013, and $0.6 million for the fiscal year ended June 29, 2013. Amortization expense is estimated to be approximately $1.3 million each for fiscal years 2014, 2015, 2016, 2017 and 2018.

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
The forward-looking statements in this Transition Report on Form 10-Q are based on our expectations and are necessarily dependent upon assumptions, estimates and data that we believe are reasonable and accurate but may be incorrect, incomplete or imprecise. Forward-looking statements are also subject to a number of business risks and uncertainties, any of which could cause actual results to differ materially from those set forth in or implied by the forward-looking statements. The risks and uncertainties include, among others:

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

A detailed discussion of significant risk factors that have the potential to cause actual results to differ materially from our expectations is described under the subheading "Risk Factors" in our Form 10-K for our fiscal year ended June 29, 2013, filed with the SEC. Any forward-looking statements in this Transition Report on Form 10-Q do not purport to be predictions of future events or circumstances and may not be realized. Any forward-looking statements are made only as of the date of this Transition Report on Form 10-Q and we do not undertake publicly to update or revise the forward-looking statements even if it becomes clear that any projected results will not be realized.
The risks described in our Form 10-K for our fiscal year ended June 29, 2013, and in this Transition Report on Form 10-Q are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition, and/or operating results.

Business Outlook
We previously announced that Delta has changed its fiscal year end from June to September in order to better align planning and financial reporting functions with the seasonality of our business. This change in our fiscal year end created a transition period spanning the months of July through September 2013, and brought us to our 2014 fiscal year which began on September 29, 2013. Net sales for the transition period were $122.6 million, down approximately 6% from $130.1 million in the prior year quarter. We earned $0.6 million net income, or $0.07 per diluted share, during the transition period. This compares to net income of $3.6 million, or $0.41 per diluted share, in the prior year quarter.
While demand at the beginning of the transition period was strong, weakness in retail apparel sales slowed our sales as the period progressed, most significantly in our basic undecorated tees. This, with the continued softness in Soffe, was the primary reason for the decline in revenue and lower profitability. In addition, our profitability was unfavorably impacted in the period by a number of unusual items, including costs associated with the closing of our Wendell printing facility, expenses associated with the acquisition of Salt Life, higher than normal bad debt expense and the recording of a contingent liability associated with legal matters in California. The costs associated with closing the printing facility were primarily recorded in cost of goods sold, with the remainder of the unusual expenses impacting SG&A as a percentage of sales by 150 basis points. Recognizing the more challenging environment in which we are operating, we have taken additional steps in the past month to further lower our ongoing general expenses. The cost savings initiatives that have been implemented should reduce fixed SG&A expenses by over $1.0 million annually. We have also identified additional cost savings opportunities primarily associated with leveraging our back office functions that, as implemented in the coming quarters, are expected to reduce expenses by another $1.0 million on an annual basis
While we are not satisfied with the financial results in the transition period, we are encouraged by the progress we have made toward reducing costs, expanding our markets and reinvigorating Soffe.  The soft apparel sales at retail impacted our results most significantly in the basics segment.  With the uncertainty in the market, we had anticipated some weakness in demand for undecorated tees, but the weakness began earlier and was more pronounced than we had expected.  We anticipate this weakness will dissipate somewhat as customers work through their inventories during the upcoming quarter.  We also expect a strengthening in the basics segment heading into spring as our customers can now take advantage of the convenience of full package offerings using off-the-shelf blanks.  We are able to provide these offerings using our fully integrated basics ERP platform that we completed in fiscal year 2013. The ERP conversion, intended to streamline the operation and reduce general and administrative costs, is working well for the business and we are seeing the benefit in our cost structure.
Our manufacturing expansion is progressing well.  Starting in September, we began taking delivery of the new equipment for the expansion of the textile operations and this equipment should begin production during the December quarter.  To accommodate the additional textile production, we moved one of our Honduran sewing plants to a larger facility within the same industrial park.  This move took place in September with no disruption to our ongoing operations.  With the increased textile and sewing production levels, we should be able to leverage fixed production expenses and lower our product costs.
With the exception of Soffe, all of our other brands met or exceeded our revenue and profitability expectations.  In September we were pleased to announce that Rod McGeachy joined as President of the Soffe division.  Mr. McGeachy has a broad apparel industry background and strategic turnaround experience, which we feel will benefit us as he leads Soffe’s marketing strategy and product development, as well as improving Soffe's operations to return Soffe to its historical performance levels.  Rod believes in the strength of the Soffe brand and will continue Soffe’s commitment to provide quality fashionable products at value prices.  He plans to improve Soffe’s communications with consumers through marketing channels such as the Soffe website, social media, packaging and targeted media outreach.
During the transition period, we completed the modernization of the Soffe printing operations in Fayetteville, North Carolina. We now have all the new equipment in place, and are beginning to see increases in the productivity of that operation. We have completed the closing of our Wendell printing facility, expensing $1.1 million associated with the closing during the transition period. The total shutdown cost was $1.5 million, and we should now begin realizing the cost savings from the printing consolidation, which should be approximately $1.5 million annually.
In July, we began shipping to college bookstores through The Game. This should allow us to operate more efficiently and cost-effectively, as well as better serve our customers with one brand. Our new Made-in-America apparel line, 'American Threads by The Game', was introduced this season and is receiving good feedback from college students who recognize and appreciate the importance of apparel made in the U.S.
Junkfood also continued its strong growth revenue with a 14% sales increase. During the period Junk Food products were tested with some new national retailers and initial feedback has been very positive. Junk Food products continue to have a strong buy-in from upper-tier retailers and specialty stores. We are in the process of opening a flagship Junk Food retail store on Abbot Kinney Boulevard in Venice, California, which is said to be one of the hottest retail destinations in the U.S. While it would be possible to open the store before the end of this calendar year, we have decided to move the grand opening to early in calendar year 2014 so we can open it highlighting our new spring collection.
Art Gun also continued its rapid growth, with sales more than doubling in the transition period compared to the prior year quarter. Art Gun is now nicely profitable and is generating strong positive cash flows. We look forward to its continued growth in fiscal year 2014, and believe its profitability will continue to improve as it leverages its fixed costs on significantly higher sales.
We continue to be pleased with the performance of the Salt Life brand, with revenue growth of 44% during the period. The Salt Life Acquisition continues our strategy of building lifestyle brands that take advantage of our creative capabilities, vertical manufacturing platform and international sourcing competencies. We are significantly increasing the investment in consumer advertising and point of sale branding to further build core consumer appeal as we continue our geographic and product expansions. We look forward to building upon the many opportunities available to us that should yield strong continued growth with the Salt Life brand.
This transition period has given us the opportunity to complete many of the projects that should improve our operations, increase productivity and provide more efficient service and greater selections for our customers. While we are in a challenging environment, we believe we have made the tough decisions that should enable us to overcome the challenges and have 2014 be a year of continued growth for Delta Apparel.

EARNINGS GUIDANCE
We are in a challenging environment right now, but believe the steps we have taken will allow us to still meet the guidance for fiscal year 2014 that we announced in August, with revenue in the $500 to $510 million range and earnings in the range of $2.00 to $2.10 per diluted share. As a reminder, the December quarter is now our first fiscal quarter. The December quarter is seasonally our weakest revenue quarter in which we typically operate at about break-even. The stronger spring selling season then begins, which should then drive higher top-line revenue and profitability in the subsequent quarters.

Results of Operations
Net sales for the transition period were $122.6 million, a decrease of 6% compared to the prior year quarter net sales of $130.1 million. Net earnings were $568 thousand, or $0.07 per diluted share, compared with $3.6 million or $0.41 per diluted share, in the prior year quarter.
Sales within the branded segment were $60.2 million, down 5.2% compared with $63.5 million for last year's first quarter. The primary reason for the decrease was a 28% decline in Soffe sales, which was somewhat offset by strong revenue growth in other brands. Junkfood, Art Gun, and Salt Life all had double digit sales growth, with Art Gun sales more than doubling. Salt Life revenue growth exceeded our expectations, with sales up 44% over the prior year September quarter.
Net sales in our basics segment were down 6.4% to $62.3 million, compared with $66.6 million in the prior year period. Sales of undecorated tees started out strong in July, but weakened in August and September as retail traffic and an earlier than expected build-up of inventories in the retail sector resulted in price discounting to drive volumes and lower than expected sales of undecorated tees as the period progressed. Our private label sales also slowed as our customers shifted their callouts to balance inventory from the lower sales at retail.
SG&A expenses were $26.6 million, or 21.7% of sales, for the transition period, compared to $25.9 million, or 19.9% of sales, for the same period last year. This increase in SG&A was primarily due to expenses associated with the Salt Life acquisition, higher than normal bad debt expense and the recording of a contingent liability associated with legal matters in California.
Our effective income tax rate for the three months ended September 28, 2013, was 219.1%, compared to an effective tax benefit of 25.1% for the same period last year. We have a three-month tax year associated with the transition period. We benefit from having income in foreign jurisdictions that are either exempt from income taxes or have tax rates lower than the United States. The transition period benefited as overall operating profits were lower than normal which lowered our U.S. taxable income while maintaining profits in the offshore taxable and tax-free jurisdictions. Based on our current projected pre-tax income and the anticipated amount of U.S. taxable income compared to profits maintained in the offshore taxable and tax-free jurisdictions, our estimated effective income tax rate for the year ending September 27, 2014 should be approximately 24% to 25%.
At September 28, 2013, account receivables were $68.7 million, compared to $69.3 million in the prior year September. Days sales outstanding increased to 53 days as of September 28, 2013, compared to 50 days in the prior year September, resulting from a slight shift in the receipt of payments right at the end of the quarter.

Inventory levels increased $3.4 million to $165.2 million at September 28, 2013, compared to $161.8 million at September 29, 2012. This increase is due to weakness in retail apparel sales which resulted in lower than expected sales of undecorated tees.
Capital expenditures were $3.0 million during the transition period. These expenditures primarily related to our manufacturing expansion, which includes new equipment in our textile operations. Depreciation and amortization, including non-cash compensation, was $2.5 million for the transition period.
Total debt at September 28, 2013, was $134.7 million compared to $102.6 million a year ago. The increase is primarily due to the acquisition of Salt Life.

Liquidity and Capital Resources
Our primary cash needs are for working capital and capital expenditures, as well as to fund share repurchases under our stock repurchase program. In addition, we may use cash in the future to pay dividends.
Operating Cash Flows
Operating activities provided $5.2 million in cash for the transition period, compared to $16.0 million of cash provided by operating activities in the first three months of fiscal year 2013. The decrease in operating cash flow compared to the prior year period resulted primarily from lower earnings and the increase in inventory levels resulting from the lower than expected sales. In addition, during the transition period, payments associated with incentive compensation based on fiscal year 2013 financial performance were made.
Investing Cash Flows
Investing activities, excluding any acquisition related expenses, include the cash paid for our acquisition of Salt Life, which we completed on August 27, 2013. Capital expenditures during the transition period were $3.0 million compared to $1.7 million for the first three months of the prior fiscal year. These capital expenditures were primarily related to the expansion of our textile operations, along with investments in our information technology systems. We anticipate our fiscal year 2014 capital expenditures to be $15.0 million. Capital improvements are expected to primarily include additional expenditures associated with the expansion in both of our international and U.S. facilities, information technology projects and branding and point-of-sale displays for our branded products.
Financing Activities
During the transition period, cash provided by financing activities was $33.4 million compared to $12.9 million used for financing the first three months of fiscal year 2013. The cash provided by our financing activities during the transition period was used primarily to fund the Salt Life Acquisition as well as to fund the repurchase of our common stock.
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
Purchases By Delta Apparel Of Its Own Shares
During the transition period, we repurchased 129,348 shares of our common stock at an average price of $15.86 per share (See Note N-Repurchase of Common Stock). As of September 28, 2013, we had $5.9 million of our authorization remaining. We evaluate current leverage, working capital requirements, the free cash flow outlook, stock valuation and future business opportunities for capital to determine when we believe the repurchase of our stock is a sound investment opportunity that we can pursue without sacrificing future growth plans.

Critical Accounting Policies
Our discussion and analysis of our financial condition and results of operations are based upon our Condensed Consolidated Financial Statements, which were prepared in accordance with U.S. GAAP. The preparation of our Condensed Consolidated Financial Statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We base our estimates and judgments on historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant estimates and assumptions relate to revenue recognition, accounts receivable and related reserves, inventory and related reserves, the carrying value of goodwill, and the accounting for income taxes.

A detailed discussion of critical accounting policies is contained in the Significant Accounting Policies included in Note 2 to the Audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended June 29, 2013, and there have been no changes in those policies since the filing of that Form 10-K with the SEC.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Commodity Risk Sensitivity
We have a supply agreement with Parkdale Mills, Inc. and Parkdale America, LLC (collectively "Parkdale") to supply our yarn requirements until December 31, 2015. Under the supply agreement, we purchase from Parkdale all of our yarn requirements for use in our manufacturing operations, excluding yarns that Parkdale does not manufacture or cannot manufacture due to temporary capacity constraints. The purchase price of yarn is based upon the cost of cotton plus a fixed conversion cost. Thus, we are subject to the commodity risk of cotton prices and cotton price movements, which could result in unfavorable yarn pricing for us. We fix the cotton prices as a component of the purchase price of yarn, pursuant to the Supply Agreement, in advance of the shipment of finished yarn from Parkdale. Prices are set according to prevailing prices, as reported by the New York Cotton Exchange, at the time we elect to fix specific cotton prices.
Yarn with respect to which we have fixed cotton prices at September 28, 2013, was valued at $11.4 million, and is scheduled for delivery between October 2013 and December 2013. At September 28, 2013, a 10% decline in the market price of the cotton covered by our fixed price yarn would have had a negative impact of approximately $0.9 million on the value of the yarn. This compares to what would have been a negative impact of $1.1 million at the 2013 fiscal year end based on the yarn with fixed cotton prices at June 29, 2013. The impact of a 10% decline in the market price of the cotton covered by our fixed price yarn would have been less at September 28, 2013, than at June 29, 2013, due to reduced commitments and lower average cost per pound at September 28, 2013, compared to June 29, 2013.
We may use derivatives, including cotton option contracts, to manage our exposure to movements in commodity prices. We do not designate our options as hedge instruments upon inception. Accordingly, we mark to market changes in the fair market value of the options in cost of goods sold in our Condensed Consolidated Statement of Operations.
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
Interest Rate Sensitivity
Our U.S. revolving credit facility provides that the outstanding amounts owed shall bear interest at variable rates. If the amount of outstanding floating rate indebtedness at September 28, 2013, under the U.S. revolving credit facility had been outstanding during the entire three months ended September 28, 2013, and the interest rate on this outstanding indebtedness was increased by 100 basis points, our expense would have increased by approximately $64 thousand, or 6.2% of actual interest expense, during the transition period. This compares to an increase of $0.6 million, or 14.7%, for the 2013 fiscal year based on the outstanding floating rate indebtedness at June 29, 2013. The dollar amount, as well as the percentage, of actual interest expense is lower as of September 28, 2013, primarily due to the swap agreements that were entered into during the transition period. The actual increase in interest expense resulting from a change in interest rates would depend on the magnitude of the increase in rates and the average principal balance of floating rate indebtedness.
Derivatives

From time to time, we may use interest rate swaps or other instruments to manage our interest rate exposure and reduce the impact of future interest rate changes as described in Note L—Derivatives and Fair Value Measurements.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures are controls and other procedures that are designed to reasonably assure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the United States Securities and Exchange Commission’s requirements. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information that we are required to disclose in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 28, 2013, and, based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures were effective at the evaluation date.
Changes in Internal Control Over Financial Reporting
There was no change during the transition period that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings
See Note M—Legal Proceedings in Item 1, which is incorporated herein by reference.

Item 1A. Risk Factors
As of September 28, 2013, there have been no material changes to the risk factors set forth in our Form 10-K for our fiscal year ended June 29, 2013.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(c) Repurchases of Common Stock
See Note N—Repurchase of Common Stock and Note F—Debt, in Item 1, which are incorporated herein by reference.

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

DELTA APPAREL, INC. (Registrant)
Date	November 6, 2013	By:	/s/ Deborah H. Merrill
Deborah H. Merrill Vice President, Chief Financial Officer and Treasurer