Form 10-Q
period 2013-12-28
DELTA APPAREL, INC
filed 2014-02-05
CIK 1101396

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 28, 2013
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
Yes ☐ No ☑
As of January 24, 2014, there were outstanding 7,901,848 shares of the registrant’s common stock, par value of $0.01 per share, which is the only class of outstanding common or voting stock of the registrant.

PART 1.	FINANCIAL INFORMATION

Item 1.	Financial Statements
Delta Apparel, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Amounts in thousands, except share amounts and per share data)
(Unaudited)

	December 28, 2013	September 28, 2013
Assets
Current assets:
Cash and cash equivalents	$288	$829
Accounts receivable, less allowances of $2,908 and $2,958 respectively	49,792	68,707
Income tax receivable	3,042	1,232
Inventories, net	174,198	165,190
Prepaid expenses and other current assets	4,600	3,786
Deferred income taxes	5,670	5,981
Total current assets	237,590	245,725

Property, plant and equipment, net	42,795	40,600
Goodwill	36,729	36,729
Intangibles, net	24,497	24,837
Other assets	3,784	3,871
Total assets	$345,395	$351,762

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$47,923	$52,877
Accrued expenses	17,068	17,463
Current portion of long-term debt	14,504	3,704
Total current liabilities	79,495	74,044

Long-term debt, less current maturities	118,340	131,030
Deferred income taxes	4,628	3,610
Other liabilities	1,592	806
Contingent consideration	3,400	3,400
Total liabilities	$207,455	$212,890

Shareholders’ equity:
Preferred stock—$0.01 par value, 2,000,000 shares authorized, none issued and outstanding	—	—
Common stock —$0.01 par value, 15,000,000 shares authorized, 9,646,972 shares issued, and 7,901,848 and 7,873,848 shares outstanding as of December 28, 2013 and September 28, 2013, respectively	96	96
Additional paid-in capital	59,682	59,428
Retained earnings	98,982	100,579
Accumulated other comprehensive loss	(472)	(557)
Treasury stock —1,745,124 and 1,773,124 shares as of December 28, 2013 and September 28, 2013, respectively	(20,348)	(20,674)
Total shareholders’ equity	137,940	138,872
Total liabilities and shareholders' equity	$345,395	$351,762

See accompanying Notes to Condensed Consolidated Financial Statements.

Delta Apparel, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended
	December 28, 2013	December 29, 2012
Net sales	$100,012	$106,750
Cost of goods sold	80,970	83,995
Gross profit	19,042	22,755

Selling, general and administrative expenses	19,843	21,875
Other (income) expense, net	(127)	34
Operating (loss) income	(674)	846

Interest expense, net	1,458	887
Loss before benefit from income taxes	(2,132)	(41)
Benefit from income taxes	(535)	(87)
Net (loss) earnings	$(1,597)	$46

Basic (loss) earnings per share	$(0.20)	$0.01
Diluted (loss) earnings per share	$(0.20)	$0.01

Weighted average number of shares outstanding	7,884	8,302
Dilutive effect of stock options and awards	—	311
Weighted average number of shares assuming dilution	7,884	8,613
See accompanying Notes to Condensed Consolidated Financial Statements.

Delta Apparel, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive (Loss) Income
(Amounts in thousands)
(Unaudited)

	Three Months Ended
	December 28, 2013	December 29, 2012
Net (loss) earnings	$(1,597)	$46
Net unrealized gain on cash flow hedges	85	25
Comprehensive (loss) income	$(1,512)	$71

See accompanying Notes to Condensed Consolidated Financial Statements.

Delta Apparel, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	Three Months Ended
	December 28, 2013	December 29, 2012
Operating activities:
Net (loss) earnings from continuing operations	$(1,597)	$46
Adjustments to reconcile earnings to net cash provided by operating activities:
Depreciation and amortization	2,244	2,026
Amortization of deferred financing fees	88	90
Excess tax benefits from exercise of stock options	(18)	(21)
Provision for (benefit from) deferred income taxes	1,329	(13)
Non-cash stock compensation	247	(212)
(Gain) loss on disposal or impairment of property and equipment	(86)	10
Release of cash held in escrow	3,000	—
Changes in operating assets and liabilities:
Accounts receivable	18,916	12,546
Inventories	(9,008)	(6,545)
Prepaid expenses and other assets	(816)	(1,052)
Accounts payable	(4,954)	16
Accrued expenses	(395)	(4,336)
Income tax receivable	(1,792)	(1,561)
Other liabilities	871	(10)
Net cash provided by operating activities	8,029	984

Investing activities:
Purchases of property and equipment, net	(4,014)	(2,163)
Net cash used in investing activities	(4,014)	(2,163)

Financing activities:
Proceeds from long-term debt	132,994	123,667
Repayment of long-term debt	(137,884)	(121,364)
Repurchase of common stock	—	(2,014)
Proceeds from exercise of stock options	316	—
Payment of withholding taxes on exercise of stock options	—	(31)
Excess tax benefits from exercise of stock options	18	21
Net cash (used in) provided by financing activities	(4,556)	279
Net decrease in cash and cash equivalents	(541)	(900)
Cash and cash equivalents at beginning of period	829	1,840
Cash and cash equivalents at end of period	$288	$940

Supplemental cash flow information:
Cash paid during the period for interest	$1,095	$790
Cash paid during the period for income taxes, net of refunds received	$56	$1,502

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
We prepared the accompanying interim condensed consolidated financial statements in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles ("U.S. GAAP") for complete financial statements. We believe these Condensed Consolidated Financial Statements consist of normal recurring adjustments considered necessary for a fair presentation. Operating results for the three months ended December 28, 2013, are not necessarily indicative of the results that may be expected for our fiscal year ending September 27, 2014. Although our various product lines are sold on a year-round basis, the demand for specific products or styles reflects some seasonality, with sales in our June fiscal quarter generally being the highest and sales in our December quarter generally being the lowest. For more information regarding our results of operations and financial position, refer to the Consolidated Financial Statements and footnotes included in our Form 10-K for our fiscal year ended June 29, 2013, filed with the United States Securities and Exchange Commission (“SEC”).

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

Note D—Salt Life Acquisition
On August 27, 2013, To The Game purchased substantially all of the assets of Salt Life Holdings, LLC, including all of its domestic and international trademark rights in the Salt Life brand (the "Salt Life Acquisition"). The purchase price for the Salt Life Acquisition consisted of: (i) a cash payment at closing of $12,000,000, (ii) a deposit at closing of $3,000,000 into an escrow account to be held to secure indemnification obligations under the asset purchase agreement and to be held for a period of up to fifty-four months following the closing, and (iii) delivery of two promissory notes in the aggregate principal amount of $22,000,000. An additional amount may be payable in cash after the end of calendar year 2019 if financial performance targets involving the sale of Salt Life-branded products are met during the 2019 calendar year. At December 28, 2013, we had $3.4 million accrued in contingent consideration associated with the Salt Life Acquisition. We financed the cash portion of the purchase price through our Fourth Amended and Restated Loan and Security Agreement, as amended on August 27, 2013. We expensed all acquisition related costs in the selling, general and administrative expense line item of our Condensed Consolidated Statements of Operations in the quarter ended September 28, 2013.
On December 6, 2013, we entered into an agreement (the "IMG Agreement") with IMG Worldwide, Inc. ("IMG") that provides for the termination of the Salt Life brand license agreements entered into between Delta and IMG (as agent on behalf of Salt Life Holdings) prior to the Salt Life Acquisition as well as the agency agreement entered into between Salt Life Holdings and IMG prior to the Salt Life Acquisition. In addition, the IMG Agreement provides that Delta and Salt Life Holdings are released from all obligations and liabilities under those agreements or relating to the Salt Life Acquisition. Pursuant to the IMG Agreement, To The Game and IMG entered into a new, multi-year agency agreement whereby IMG will represent To The Game with respect to the licensing of the Salt Life brand in connection with certain product and service categories. To The Game agreed to pay IMG installments totaling $3,500,000 and will utilize the above-referenced $3,000,000, which was released from escrow during the quarter ended December 28, 2013, toward these payment obligations, along with additional amounts it previously accrued for royalty obligations under the above-referenced Salt Life brand license agreements. The payment terms require To The Game to pay IMG $1.55 million by December 31, 2013, as well as ten quarterly installments of $195 thousand beginning on March 15, 2014. We recorded the fair value of the liability on our financials with $2.3 million in accrued expenses and $0.8 million in other liabilities.
The Salt Life Acquisition continues our strategy of building lifestyle brands that take advantage of our creative capabilities, vertical manufacturing platform and international sourcing competencies. Prior to the Salt Life Acquisition, To The Game sold Salt Life-branded products under exclusive license agreements which began in January 2011. As such, the results of Salt Life sales have been included in the Condensed Consolidated Financial Statements since that time.
We accounted for the Salt Life Acquisition pursuant to ASC 805, Business Combinations, with purchase price allocated based upon fair value. We have identified certain intangible assets associated with Salt Life, including trade name and trademarks, license agreements, non-compete agreements and goodwill. The total amount of goodwill is expected to be deductible for tax purposes. Components of the intangible assets recorded at acquisition are as follows:

		Economic Life
Goodwill	$19,917	N/A

Intangibles:
Tradename/trademarks	16,000	30 yrs
License agreements	2,100	15 – 30 yrs
Non-compete agreements	770	6.6 yrs
Total intangibles	18,870

Total goodwill and intangibles	$38,787
We are currently in the process of finalizing the valuations and thus the initial allocation of the purchase price is subject to change until the allocation is finalized.

Note E—Inventories
Inventories, net of reserves of $6.6 million as of December 28, 2013, and $6.9 million as of September 28, 2013, consist of the following (in thousands):

	December 28, 2013	September 28, 2013
Raw materials	$10,993	$11,917
Work in process	14,429	15,121
Finished goods	148,776	138,152
	$174,198	$165,190
Raw materials include finished yarn and direct materials for the basics segment and include direct embellishment materials and undecorated garments and headwear for the branded segment. We regularly review inventory quantities on hand and record reserves for obsolescence, excess quantities, irregulars and slow-moving inventory based on historical selling prices, current market conditions, and forecasted product demand, to reduce inventory to its net realizable value.

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
On August 27, 2013, Delta Apparel, To The Game, Junkfood, Soffe and Art Gun entered into a Consent and First Amendment to the Fourth Amended and Restated Loan and Security Agreement with Wells Fargo Bank, National Association and the other lenders set forth therein (the "Amended Loan Agreement"). Pursuant to the Amended Loan Agreement, in general and among other things, (1) the lenders and agent parties consented to the Salt Life Acquisition, (2) the maturity of the loans (other than the below referenced first in last out Tranche B ("FILO Tranche B")) under the Amended Loan Agreement was extended one year to May 27, 2017, (3) the lenders consented to Delta Apparel's Honduran subsidiaries borrowing up to an additional $10,000,000 from a certain Honduran bank in connection with the purchase of certain equipment, and (4) the FILO Tranche B was added to provide Delta Apparel and its affiliate parties to the Amended Loan Agreement an additional 5% borrowing availability with respect to eligible accounts receivable and eligible inventory. The FILO Tranche B, and only the FILO Tranche B, will terminate by August 27, 2015 (subject to earlier cancellation by Delta Apparel), has a maximum borrowing availability of $10,000,000, and includes interest rates between 150 and 200 basis points higher than the rates applicable to the other loans available under the Amended Loan Agreement.
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
At December 28, 2013, we had $98.0 million outstanding under our U.S. credit facility at an average interest rate of 2.5%, and had the ability to borrow an additional $26.7 million. Our credit facility includes a financial covenant requiring that if the amount of availability falls below an amount equal to 12.5% of the lesser of the borrowing base or $145 million, our Fixed Charge Coverage Ratio (“FCCR”) (as defined in the Amended Loan Agreement) for the preceding 12 month period must not be less than 1.1 to 1.0. As availability was above the minimum, we were not subject to the FCCR covenant at December 28, 2013. At December 28, 2013, and September 28, 2013, there was $9.1 million and $9.9 million, respectively, of retained earnings free of restrictions to make cash dividends or stock repurchases.
The Amended Loan Agreement contains a subjective acceleration clause and a “springing” lockbox arrangement (as defined in FASB Codification No. 470, Debt ("ASC 470")), whereby remittances from customers will be forwarded to our general bank account and will not reduce the outstanding debt until and unless a specified event or an event of default occurs. Pursuant to ASC 470, we classify borrowings under the Amended Loan Agreement as long-term debt.
In conjunction with the Salt Life Acquisition, we issued two promissory notes in the aggregate principal of $22 million and committed to a payment contingent on certain performance targets being met with respect to the sale of Salt Life products in calendar 2019. The promissory notes are zero-interest notes and state that interest will be imputed as required under Section 1274 of the Internal Revenue Code. We have imputed interest at 1.92% and 3.62% on the promissory notes that mature on June 30, 2016 and June 30, 2019, respectively. At December 28, 2013, the discounted value of the promissory notes was $20.6 million.
In March 2011, we extinguished our existing debt with Banco Ficohsa, a Honduran bank, and entered into a new credit facility with it. The credit facility is secured by a first-priority lien on the assets of our Honduran operations and the loan is not guaranteed by the U.S. entity. The installment portion of the agreement carries a fixed interest rate of 7% for a term of seven years and is denominated in U.S. dollars. As of December 28, 2013, we had $4.1 million outstanding on the installment portion of this loan. The revolving credit portion of the loan has a 7% fixed interest rate with an ongoing 18-month term (expiring March 2019) and is denominated in U.S. dollars. The revolving credit facility requires minimum payments during each 6-month period of the 18-month term; however, the agreement permits additional drawdowns to the extent payments are made, if certain objective covenants are met. The current revolving Honduran debt, by its nature, is not long-term, as it requires scheduled payments each six months. However, as the agreement permits us to re-borrow funds up to the amount repaid, subject to certain objective covenants, and we intend to re-borrow funds, subject to the objective covenants, the amounts have been classified as long-term debt. As of December 28, 2013, we had $4.6 million outstanding under the revolving portion of the credit facility.
In October 2013, we entered into two new term loan agreements with Banco Ficohsa to finance our Honduran expansion project. These also are not guaranteed by the U.S. entity and are secured by a first-priority lien on the assets of our Honduran operations. The first loan, an eighteen month agreement for $1.8 million with a 7% fixed interest rate, is denominated in U.S. dollars, and has ratable monthly principal and interest payments due through the end of the term. As of December 28, 2013, we had $1.5 million outstanding on this loan agreement. The second loan, a seven year agreement for $4.2 million with a 7% fixed interest rate, is denominated in U.S. dollars, and has ratable monthly principal and interest payments due through the end of the term. As of December 28, 2013, we had $4.2 million outstanding on this loan agreement. The carrying value of these term loans approximates the fair value.

Note G—Selling, General and Administrative Expense
We include in selling, general and administrative ("SG&A") expenses costs incurred subsequent to the receipt of finished goods at our distribution facilities, such as the cost of stocking, warehousing, picking and packing, and shipping goods for delivery to our customers. Distribution costs included in SG&A expenses totaled $3.9 million and $4.2 million for the three months ended December 28, 2013, and December 29, 2012, respectively. In addition, SG&A expenses include costs related to sales associates, administrative personnel cost, advertising and marketing expenses, royalty payments on licensed products and other general and administrative expenses.

Note H—Stock-Based Compensation
On November 11, 2010, the Delta Apparel, Inc. shareholders approved the Delta Apparel, Inc. 2010 Stock Plan ("2010 Stock Plan"). Upon shareholder approval of the 2010 Stock Plan, no additional awards have been or will be granted under either the Delta Apparel Stock Option Plan ("Option Plan") or the Delta Apparel Incentive Stock Award Plan ("Award Plan"); instead, all stock awards have and will be granted under the 2010 Stock Plan. The aggregate number of shares of common stock that may be delivered under the 2010 Stock Plan is 500,000 plus any shares of common stock subject to outstanding awards under the Option Plan or Award Plan that are subsequently forfeited or terminated for any reason before being exercised. We expense stock compensation costs in the cost of sales and SG&A expense line items of our Condensed Consolidated Statements of Operations over the vesting periods of each grant. Total stock-based compensation for the three months ending December 28, 2013 was $0.5 million. For the three months ended December 29, 2012, we reduced stock based compensation expense by $0.3 million in connection with our outstanding awards due to adjustments to the expected vesting of the performance units and estimated forfeiture rate.
2010 Stock Plan
As of December 28, 2013, there was $1.2 million of total unrecognized compensation cost related to non-vested awards granted under the 2010 Stock Plan. This cost is expected to be recognized over a period of 1.7 years. No awards were granted under the 2010 Stock Plan during the quarter ended December 28, 2013.

Option Plan
All options granted under the Option Plan have vested. As such, no expense was recognized during the period or the prior year quarter. During the quarter ended December 28, 2013, vested options representing 28,000 shares of our common stock were exercised, and the shares issued, in accordance with their respective agreements.
Award Plan
All awards granted under the Award Plan have vested and been exercised, and no awards remain outstanding.

Note I—Purchase Contracts
We have entered into agreements, and have fixed prices, to purchase yarn, natural gas, finished fabric, and finished apparel and headwear products. At December 28, 2013, minimum payments under these contracts were as follows (in thousands):

Yarn	$3,866
Natural Gas	800
Finished fabric	793
Finished products	22,020
$27,479

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
The basics segment is comprised of our business units primarily focused on garment styles that are characterized by low fashion risk, and includes our Delta Activewear undecorated catalog tees and private label products. We market, distribute and manufacture unembellished knit apparel under the main brands of Delta Pro Weight® and Delta Magnum Weight® for sale to a diversified audience ranging from large licensed screen printers to small independent businesses. We also manufacture private label products for major branded sportswear companies, retailers, corporate industry programs, and sports licensed apparel marketers. Typically these products are sold with value-added services such as embellishment, hangtags, ticketing, and hangers so that they are fully ready for retail.
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
Information about our operations as of and for the three months ended December 28, 2013, and December 29, 2012, by operating segment, is as follows (in thousands):

	Basics	Branded	Consolidated
Three months ended December 28, 2013
Net sales	$58,578	$41,434	$100,012
Segment operating earnings (loss)	2,447	(3,121)	(674)
Segment assets *	163,084	182,311	345,395

Three months ended December 29, 2012
Net sales	$58,802	$47,948	$106,750
Segment operating earnings (loss)	3,641	(2,795)	846
Segment assets *	164,992	144,947	309,939

*	All goodwill and intangibles on our balance sheet are included in the branded segment.

The following reconciles the segment operating (loss) earnings to the Company's consolidated loss before benefit from income taxes before income taxes (in thousands):

	Three Months Ended
	December 28, 2013	December 29, 2012
Segment operating (loss) earnings	$(674)	$846
Unallocated interest expense	1,458	887
Consolidated loss before benefit from income taxes	$(2,132)	$(41)

Note K—Income Taxes
Our effective income tax rate for the three months ended December 28, 2013 was 25.1%, compared to an effective rate of 212.2% for the same period in the prior year and an effective rate of 7.3% for the fiscal year ended June 29, 2013. The effective tax rate for the quarter ended December 29, 2012, resulted from a reduction in the annualized effective tax rate expected for the 2013 fiscal year combined with a pre-tax loss during the quarter. We benefit from having income in foreign jurisdictions that are either exempt from income taxes or have tax rates lower than the United States.
Based on our current projected pre-tax income and the anticipated amount of U.S. taxable income compared to profits maintained in the offshore taxable and tax-free jurisdictions, our estimated effective income tax rate for the fiscal year ending September 27, 2014, should be approximately 24% to 25%; however, changes in the mix of U.S. taxable income compared to profits maintained in tax-free jurisdictions can have a significant impact on our overall effective tax rate.
We file income tax returns in the U.S. federal jurisdiction and various state, local and foreign jurisdictions. In the second quarter of fiscal year 2013, the Internal Revenue Service commenced an examination of our U.S. income tax returns for our fiscal year 2010 (tax year 2009). Upon filing the carryback of our net operating losses from fiscal year 2012 to our fiscal years 2011 and 2010 (tax years 2011 and 2010) and receiving a cash refund of the taxes previously paid, the Internal Revenue Service expanded the examination to include our U.S. income tax returns for our 2011 and 2012 fiscal years. This examination was concluded in January 2014, and no tax deficiency was found. Based on the conclusion of the audit, these returns are no longer subject to further examination by the Internal Revenue Service. However, net operating loss carryforwards remain subject to examination to the extent they are carried forward and impact a year that is open to examination by taxing authorities. The tax years 2009 to 2012, according to statute and with few exceptions, remain open to examination by various state, local and foreign jurisdictions.

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

The following financial liabilities are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements Using
Period Ended	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest Rate Swaps
December 28, 2013	$767	—	$767	—
September 28, 2013	$906	—	$906	—

Contingent Consideration
December 28, 2013	$3,400	—	—	$3,400
September 28, 2013	$3,400	—	—	$3,400
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
The following table summarizes the fair value and presentation in the Condensed Consolidated Balance Sheets for derivatives as of December 28, 2013, and June 29, 2013.

	December 28, 2013	September 28, 2013
Accrued expenses	$67	$100
Deferred tax liabilities	(295)	(349)
Other liabilities	700	806
Accumulated other comprehensive loss	$472	$557

Assets Measured at Fair Value on a Non-Recurring Basis
Intangible assets acquired in connection with the Salt Life Acquisition are identified by type in Note D—Salt Life Acquisition and have been valued on a preliminary basis. These preliminary valuations included significant unobservable inputs (Level 3).

Note M—Legal Proceedings

Consumer Product Safety Commission
We previously received an inquiry from the U.S. Consumer Product Safety Commission (“Commission”) regarding a children's drawstring hoodie product sourced, distributed and sold by Junkfood and its compliance with applicable product safety standards. The Commission subsequently investigated the matter, including whether Junkfood complied with the reporting requirements of the Consumer Product Safety Act (“CPSA”), and the garments in question were ultimately recalled. On or about July 25, 2012, Junkfood received notification from the Commission staff alleging that Junkfood knowingly violated CPSA Section 15(b) and that it will recommend to the Commission a $900,000 civil penalty. We contend that the Commission's allegations are without merit.

On August 27, 2012, Junkfood responded to the Commission staff regarding its recommended penalty, setting forth a number of defenses and mitigating factors that could result in a much lower penalty, if any, ultimately imposed by a court should the matter proceed to litigation. On March 27, 2013, and on several subsequent occasions, the Commission requested additional information from Junkfood regarding the matter. While we will continue to defend against these allegations, we believe a risk of loss is probable. Based upon the terms of previously published CPSC settlements and related product recall notices, we believe if we settle the matter the minimum settlement amount would be $25,000. Should the Commission seek enforcement of the recommended civil penalty and ultimately prevail on its claims at trial, we could be required to pay amounts exceeding $900,000, along with interest and the Commission's costs and fees. During the quarter ended June 30, 2012, we recorded a liability for the most likely outcome within this range, and this liability remains recorded as of December 28, 2013.

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
We did not purchase any shares during the quarter ended December 28, 2013. During the prior year quarter, we purchased 139,797 shares of our common stock for a total cost of $2.0 million. As of December 28, 2013, we have purchased 2,043,571 shares of our common stock for an aggregate of $24.1 million since the inception of the Stock Repurchase Program. All purchases were made at the discretion of management and pursuant to the safe harbor provisions of SEC Rule 10b-18. As of December 28, 2013, $5.9 million remained available for future purchases under our Stock Repurchase Program, which does not have an expiration date.

Note O—License Agreements
We have entered into license agreements that provide for royalty payments of net sales of licensed products as set forth in the agreements. These license agreements are within our branded segment. We have incurred royalty expense (included in SG&A expenses) of approximately $2.4 million for the quarter ended December 28, 2013, and $3.7 million for the prior year quarter.
At December 28, 2013, based on minimum sales requirements, future minimum royalty payments required under these license agreements were as follows (in thousands):

Fiscal Year	Amount
2014	$955
2015	721
2016	195
2017	21
$1,892

Note P—Goodwill and Intangible Assets
Components of intangible assets consist of the following (in thousands):

	December 28, 2013			September 28, 2013
	Cost	Accumulated Amortization	Net Value	Cost	Accumulated Amortization	Net Value	Economic Life

Goodwill	$36,729	$—	$36,729	$36,729	$—	$36,729	N/A

Intangibles:
Tradename/trademarks	$17,530	$(824)	$16,706	$17,530	$(672)	$16,858	20 – 30 yrs
Customer relationships	7,220	(3,027)	4,193	7,220	(2,937)	4,283	20 yrs
Technology	1,220	(490)	730	1,220	(459)	761	10 yrs
License agreements	2,100	(36)	2,064	2,100	(10)	2,090	15 – 30 yrs
Non-compete agreements	1,287	(483)	804	1,287	(442)	845	4 – 8.5 yrs
Total intangibles	$29,357	$(4,860)	$24,497	$29,357	$(4,520)	$24,837

Amortization expense for intangible assets was $0.3 million for the three months ended December 28, 2013, and $0.1 million for the three months ended December 29, 2012. Amortization expense is estimated to be approximately $1.4 million each for fiscal years 2014 and 2015 and $1.3 million for fiscal years 2016, 2017 and 2018.

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
The risks described in our Form 10-K for our fiscal year ended June 29, 2013, and in this Form 10-Q are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition, and/or operating results.

Business Outlook
Due to the seasonality of our business, the December quarter is historically our weakest revenue quarter. This was true for our most recent December quarter, and was exaggerated somewhat by other internal and external factors. Net sales for the quarter were weaker than we targeted at $100.0 million, down from $106.8 million in the prior year quarter. The lower sales, coupled with higher costs associated with operational initiatives that were completed during the quarter, produced a net loss of $1.6 million, or $0.20 loss per diluted share, during the quarter. This compares to net income of $46 thousand, or $0.01 earnings per diluted share, in the prior year quarter. Although our first quarter results did not meet our goals, we did make progress during the quarter on our strategic objectives that should grow sales and earnings over time.
Net sales in our basics segment were $58.6 million in the first quarter, a slight decrease from $58.8 million in the prior year period. Demand for undecorated tees, which was weak in the September quarter, continued to be soft through most of the quarter, but we did see some strengthening in demand in December. While the late upswing is encouraging, it is too early to determine the trend that demand will take as we move into our traditionally strong spring selling season. Sales of catalog tees were bolstered by new offerings of decorated, full package programs using catalog blanks, which have gained traction and nearly doubled from a year ago. We are able to provide these offerings using our fully integrated basics ERP platform that we completed in fiscal year 2013. The ERP conversion, intended to streamline the operation and reduce general and administrative costs, is working well for the business and we are seeing the benefit in our cost structure. Healthy demand for our private label products helped to offset the 5% decline in catalog tees.
During our first quarter, we completed our manufacturing expansion, which we expect will increase production levels, reduce costs and provide us with a new revenue opportunity though the sale of incremental products. We also completed the modernization of our Fayetteville screen printing operations. This provides us with improved printing technology and increases our capacity. Although both of these initiatives should serve to lower our cots going forward, the start up expenses associated with them unfavorably impacted our results by about $0.02 per share in the December quarter.
Sales in the branded segment declined 13.6% to 41.4 million in the quarter ended December 28, 2013. Soffe sales declined by 16% from the prior year quarter, but were stronger than we expected. Soffe products will be back on the shelves at certain mid-tier retailers for spring 2014. We have received positive feedback from retailers and focus groups on our new spring 2014 line and we are encouraged by retailer forecasts. We believe Soffe will produce positive operating profits for the upcoming quarters and end fiscal 2014 with a profit.
The Game business, excluding Salt Life, experienced a 15% net sales decline during the December quarter from lower college bookstore sales. This weakness was primarily due to product replenishment challenges stemming from the closing of the Wendell decoration facility in the September quarter. We are now in the process of rebuilding that revenue as we gain new bookstore programs for the upcoming selling season. Preparation for the new back-to-school offerings are already underway and should be able to provide improved levels of service for the upcoming season. We have already won several new college bookstore programs for the upcoming season, which we should see in our results in our fourth fiscal quarter. The sales decline in college apparel was partially offset by double-digit sales growth in The Game's branded headwear and private-label corporate headwear programs.
Junkfood sales were down 27% in the December quarter compared to last year, primarily due to a shift in timing of shipments. In addition, general weakness at department stores unfavorably impacted re-orders and "chase" business during the holiday season. However, they do have several new test programs that performed well and are being expanded for the spring and summer seasons. Junkfood has initiated new programs with specialty and other retailers by offering its creative and merchandising capabilities. The retailers then source the product themselves and pay Junkfood a royalty based on the designs. Junkfood continues to expand its international presence driven primarily by programs that we have developed for The Gap. In calendar year 2013, international sales made up approximately 16% of Junkfood's revenue, and we see continued opportunities for international growth.
Art Gun reached nearly $4.0 million in revenue during the December quarter, a 52% increase over the prior year period, shipping more than 200,000 uniquely printed shirts in November and December alone. While Art Gun is still a small piece of our business, demand for direct to garment printing is growing which should allow Art Gun to become more significant in both sales and profit over time.
Our newest acquisition, Salt Life, had a 30% increase in net sales, driven by door growth, product expansion and increased consumer demand. Salt Life products are now on the shelves in over 2,200 retail doors across the United States, a 35% growth in doors from calendar year 2012. We anticipate a strong continuation of Salt Life's growth based on the orders shipping in January and orders already booked for the remainder of the quarter. The Salt Life Acquisition continues our strategy of building lifestyle brands that take advantage of our creative capabilities, vertical manufacturing platform and international sourcing competencies. We are increasing our consumer marketing spend for Salt Life this spring. This will include more in-store build-outs in both department stores and independent retailers, advertisements in key magazines, sponsorships of events, and other marketing strategies.
While we have many reasons to be optimistic, it is only prudent to balance our optimism against potential risks that may put additional pressure on our results for fiscal year 2014. The most significant risk relates to the potential impact of cotton costs. Cotton prices are volatile and have been on the rise over the last several weeks, increasing by over $0.10 per pound. Further adding to the increase in cotton cost is the basis, which is the cost to actually obtain the cotton, which has also been steadily increasing due to concerns about the supply of cotton in the U.S. It is still too early to know if selling prices will reflect these higher raw material costs or what the potential impact on unit volumes may be.
For the last several quarters, demand for undecorated tees has been soft, leading to price discounting to drive unit sales. While it is encouraging that since mid-December, the market seems to have picked up; it is too early to determine the trend that demand will take as we move into our traditionally strong spring selling season.
While we have good projections from retailers of their expectations for orders of our branded products, the retail environment remains unsettled and the potential level of consumer spending for apparel is undetermined. We feel this creates a higher than normal risk to the sales and profitability in our branded business units.
We are committed to key strategic initiatives that include maintaining a cost effective and flexible manufacturing platform, growing our branded apparel business organically and through strategic acquisitions, and focusing on those markets that show the best promise for profitable growth. We believe we have excellent brands and products that consumers desire. This, coupled with high customer satisfaction and increasingly efficient operation, should result in long-term growth and profitability for Delta Apparel.

EARNINGS GUIDANCE
While we believe the opportunity remains for us to achieve our original goals if certain growth catalysts prove positive and market risks become inconsequential or are successfully mitigated, we remain cautious until the extent of such risks can be better determined. Much of the uncertainty and speculation regarding consumer spending trends should be clarified as spring products reach retail shelves and the selling season begins. As such, we expect to be in a better position when we report our results for the quarter ending March 29, 2014, to either confirm or update our previously issued guidance of revenue in the $500 to $510 million range and earnings in the range of $2.00 to $2.10 per diluted share issued for the fiscal year ending September 27, 2014.

Results of Operations
Net sales for the first quarter of fiscal year 2014 were $100.0 million compared to the prior year quarter net sales of $106.8 million. We had a net loss for the quarter of $1.6 million, or $0.20 per diluted share, compared with net earnings of $46 thousand or $0.01 per diluted share, in the prior year quarter.
Sales within the branded segment were $41.4 million compared with $47.9 million for the quarter ended December 29, 2012. The decline resulted from lower sales of Soffe, Junk Food and The Game branded products. Soffe sales declined by 16% from the prior year quarter but were slightly better than expected. Junkfood sales were down 27% from the prior year December quarter as retailers placed larger orders for professional sports products that shipped in the September quarter this year but in the prior year shipped in the December quarter. Our college bookstore apparel line, which was consolidated within The Game business during the September quarter, experienced sales declines during the December quarter due to product replenishment challenges stemming from the previously announced closing of the Wendell decoration facility. Salt Life continued its strong revenue growth, with a 30% sales increase over the prior year quarter. Art Gun also continued its consistent growth, with revenue increasing more than 50% during the December quarter compared to the prior year period.
Net sales in our basics segment were $58.6 million in the first quarter, a slight decrease from $58.8 million in the prior year period. A healthy demand for private label products was offset by a sales decline in undecorated catalog tees. Sales of catalog tees were, however, bolstered by the new offerings of decorated, full package programs using catalog blanks, which have gained traction and nearly doubled from a year ago.
SG&A expenses were $19.8 million, or 19.8% of sales, for the first quarter 2014, compared to $21.9 million, or 20.5% of sales, for the same period last year. This lower SG&A costs as a percentage of sales was primarily due to a lower mix of branded sales compared to basics sales. Partially offsetting the decline were higher legal defense costs incurred in connection with ongoing litigation matters, which increased SG&A as a percentage of sales by 20 basis points.
Our effective income tax rate for the three months ended December 28, 2013, was 25.1%, compared to an effective tax benefit of 212.2% for the same period last year. The effective tax rate for the quarter ended December 29, 2012, resulted from a reduction in the annualized effective tax rate expected for the 2013 fiscal year combined with a pre-tax loss during the quarter. We benefit from having income in foreign jurisdictions that are either exempt from income taxes or have tax rates lower than the United States.
At December 28, 2013, account receivables were $49.8 million, compared to $56.8 million in the prior year December. Days sales outstanding decreased to 49 days as of December 28, 2013, compared to 50 days in the prior year December.
Inventory levels increased $5.8 million to $174.2 million at December 28, 2013, compared to $168.4 million at December 29, 2012. This increase is due to softer than expected sales in the December quarter.
Capital expenditures were $4.0 million during the first quarter 2014. These expenditures primarily related to our manufacturing expansion as well as information technology system enhancements. Depreciation and amortization, including non-cash compensation, was $2.5 million for the quarter.
Total debt at December 28, 2013, was $132.8 million compared to $104.9 million a year ago. The increase is primarily due to the Salt Life Acquisition. Current debt increased from same quarter last year. This increase is primarily related to the seller note from the Salt Life Acquisition, which has $9.0 million due on September 30, 2014.

Liquidity and Capital Resources
Our primary cash needs are for working capital and capital expenditures, as well as to fund share repurchases under our stock repurchase program. In addition, we may use cash in the future to pay dividends.
Operating Cash Flows
Operating activities provided $8.0 million in cash for the first three months of fiscal year 2014, compared to $1.0 million of cash provided by operating activities in the same period last year. The increase in operating cash flow compared to the prior year period resulted primarily from changes in working capital and the release of funds that were held in escrow associated with the Salt Life acquisition. There was also more cash collected this year from our accounts receivable than prior year that was partially offset by a larger investment in inventories than prior year.
Investing Cash Flows
Capital expenditures during the first quarter 2014 were $4.0 million compared to $2.2 million for the same period last year. These capital expenditures were primarily related to the expansion of our textile operations, along with investments in our information technology systems. We anticipate our fiscal year 2014 capital expenditures to be approximately $15.0 million. Capital improvements are expected to primarily include additional expenditures associated with the expansion in both of our international and U.S. facilities, information technology projects and branding and point-of-sale displays for our branded products.
Financing Activities
During the first three months of 2014 cash used for financing activities was $4.6 million compared to $0.3 million provided by financing the same period last year. The cash used for our financing activities during the first quarter of 2014 was used primarily for the repayment of debt.
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
Purchases By Delta Apparel Of Its Own Shares
During the three months ended December 28, 2013, we did not purchase any shares of our common stock (see Note N-Repurchase of Common Stock). As of December 28, 2013, we had $5.9 million of our share repurchase authorization remaining. We evaluate current leverage, working capital requirements, the free cash flow outlook, stock valuation and future business opportunities for capital to determine when we believe the repurchase of our stock is a sound investment opportunity that we can pursue without sacrificing future growth plans.

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
Yarn with respect to which we have fixed cotton prices at December 28, 2013, was valued at $3.9 million, and is scheduled for delivery between January 2014 and March 2014. At December 28, 2013, a 10% decline in the market price of the cotton covered by our fixed price yarn would have had a negative impact of approximately $0.3 million on the value of the yarn. This compares to what would have been a negative impact of $1.1 million at the 2013 fiscal year end based on the yarn with fixed cotton prices at June 29, 2013. The impact of a 10% decline in the market price of the cotton covered by our fixed price yarn would have been less at December 28, 2013, than at June 29, 2013, due to reduced commitments and lower average cost per pound fixed at December 28, 2013, compared to June 29, 2013.

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
Interest Rate Sensitivity
Our U.S. revolving credit facility provides that the outstanding amounts owed shall bear interest at variable rates. If the amount of outstanding floating rate indebtedness at December 28, 2013, under the U.S. revolving credit facility had been outstanding during the entire three months ended December 28, 2013, and the interest rate on this outstanding indebtedness was increased by 100 basis points, our expense would have increased by approximately $45 thousand, or 3.1% of actual interest expense, during the quarter. This compares to an increase of $0.6 million, or 14.7%, for the 2013 fiscal year based on the outstanding floating rate indebtedness at June 29, 2013. The dollar amount, as well as the percentage, of actual interest expense is lower as of December 28, 2013, primarily due to the swap agreements that were entered into during the quarter ended September 28, 2013. The actual increase in interest expense resulting from a change in interest rates would depend on the magnitude of the increase in rates and the average principal balance of floating rate indebtedness.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 28, 2013, and, based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures were effective at the evaluation date.
Changes in Internal Control Over Financial Reporting
There was no change during the first quarter of fiscal year 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings
See Note M—Legal Proceedings in Item 1, which is incorporated herein by reference.

Item 1A. Risk Factors
As of December 28, 2013, there have been no material changes to the risk factors set forth in our Form 10-K for our fiscal year ended June 29, 2013.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(c) Repurchases of Common Stock
See Note N—Repurchase of Common Stock and Note F—Debt, in Item 1, which are incorporated herein by reference.

Item 6.	Exhibits
Exhibits

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DELTA APPAREL, INC. (Registrant)
Date	February 5, 2014	By:	/s/ Deborah H. Merrill
Deborah H. Merrill Vice President, Chief Financial Officer and Treasurer