Form 10-Q
period 2014-03-29
DELTA APPAREL, INC
filed 2014-05-07
CIK 1101396

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2014
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
Yes ☐ No ☑
As of April 25, 2014, there were outstanding 7,936,230 shares of the registrant’s common stock, par value of $0.01 per share, which is the only class of outstanding common or voting stock of the registrant.

PART 1.	FINANCIAL INFORMATION

Item 1.	Financial Statements
Delta Apparel, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Amounts in thousands, except share amounts and per share data)
(Unaudited)

	March 29, 2014	September 28, 2013
Assets
Current assets:
Cash and cash equivalents	$894	$829
Accounts receivable, less allowances of $3,229 and $2,958 respectively	65,809	68,707
Income tax receivable	3,076	1,232
Inventories, net	170,785	165,190
Prepaid expenses and other current assets	5,163	3,786
Deferred income taxes	5,698	5,981
Total current assets	251,425	245,725

Property, plant and equipment, net of accumulated depreciation of $74,607 and $71,453 respectively	42,242	40,600
Goodwill	36,729	36,729
Intangibles, net	24,165	24,837
Other assets	3,697	3,871
Total assets	$358,258	$351,762

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$51,414	$52,877
Accrued expenses	15,276	17,463
Current portion of long-term debt	14,504	3,704
Total current liabilities	81,194	74,044

Long-term debt, less current maturities	129,307	131,030
Deferred income taxes	4,830	3,610
Other liabilities	1,540	806
Contingent consideration	3,525	3,400
Total liabilities	$220,396	$212,890

Shareholders’ equity:
Preferred stock—$0.01 par value, 2,000,000 shares authorized, none issued and outstanding	—	—
Common stock —$0.01 par value, 15,000,000 shares authorized, 9,646,972 shares issued, and 7,936,230 and 7,873,848 shares outstanding as of March 29, 2014 and September 28, 2013, respectively	96	96
Additional paid-in capital	59,927	59,428
Retained earnings	98,218	100,579
Accumulated other comprehensive loss	(394)	(557)
Treasury stock —1,710,742 and 1,773,124 shares as of March 29, 2014 and September 28, 2013, respectively	(19,985)	(20,674)
Total shareholders’ equity	137,862	138,872
Total liabilities and shareholders' equity	$358,258	$351,762

See accompanying Notes to Condensed Consolidated Financial Statements.

Delta Apparel, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	March 29, 2014	March 30, 2013	March 29, 2014	March 30, 2013
Net sales	$114,458	$120,092	$214,470	$226,842
Cost of goods sold	92,179	93,677	173,149	177,672
Gross profit	22,279	26,415	41,321	49,170

Selling, general and administrative expenses	21,292	23,706	41,136	45,581
Change in fair value of contingent consideration	125	—	125	—
Other expense (income), net	28	145	(99)	179
Operating income	834	2,564	159	3,410

Interest expense, net	1,455	1,015	2,913	1,902
(Loss) income before provision for (benefit from) income taxes	(621)	1,549	(2,754)	1,508
Provision for (benefit from) income taxes	142	(59)	(393)	(145)
Net (loss) earnings	$(763)	$1,608	$(2,361)	$1,653

Basic (loss) earnings per share	$(0.10)	$0.20	$(0.30)	$0.20
Diluted (loss) earnings per share	$(0.10)	$0.19	$(0.30)	$0.19

Weighted average number of shares outstanding	7,939	8,165	7,911	8,233
Dilutive effect of stock options and awards	—	274	—	258
Weighted average number of shares assuming dilution	7,939	8,439	7,911	8,491
See accompanying Notes to Condensed Consolidated Financial Statements.

Delta Apparel, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive (Loss) Income
(Amounts in thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	March 29, 2014	March 30, 2013	March 29, 2014	March 30, 2013
Net (loss) earnings	$(763)	$1,608	$(2,361)	$1,653
Net unrealized gain on cash flow hedges	78	26	163	51
Comprehensive (loss) income	$(685)	$1,634	$(2,198)	$1,704

See accompanying Notes to Condensed Consolidated Financial Statements.

Delta Apparel, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	Six Months Ended
	March 29, 2014	March 30, 2013
Operating activities:
Net (loss) earnings from continuing operations	$(2,361)	$1,653
Adjustments to reconcile earnings to net cash used in operating activities:
Depreciation and amortization	4,626	4,038
Amortization of deferred financing fees	174	181
Excess tax benefits from exercise of stock options	(33)	(37)
Provision for (benefit from) deferred income taxes	1,503	(1,104)
Non-cash stock compensation	496	145
Change in the fair value of contingent consideration	125	—
(Gain) loss on disposal or impairment of property and equipment	(47)	64
Release of cash held in escrow	3,000	—
Changes in operating assets and liabilities:
Accounts receivable	2,898	(1,512)
Inventories	(5,595)	(4,008)
Prepaid expenses and other assets	(1,377)	(375)
Accounts payable	(1,463)	1,476
Accrued expenses	(5,312)	(4,145)
Income tax receivable	(1,811)	(522)
Other liabilities	1,022	(73)
Net cash used in operating activities	(4,155)	(4,219)

Investing activities:
Purchases of property and equipment, net	(5,574)	(3,778)
Proceeds from sale of equipment	24	15
Net cash used in investing activities	(5,550)	(3,763)

Financing activities:
Proceeds from long-term debt	250,869	239,840
Repayment of long-term debt	(241,792)	(229,508)
Repurchase of common stock	(180)	(3,499)
Proceeds from exercise of stock options	840	—
Payment of withholding taxes on exercise of stock options	—	(239)
Excess tax benefits from exercise of stock options	33	37
Net cash provided by financing activities	9,770	6,631
Net increase (decrease) in cash and cash equivalents	65	(1,351)
Cash and cash equivalents at beginning of period	829	1,840
Cash and cash equivalents at end of period	$894	$489

Supplemental cash flow information:
Cash paid during the period for interest	$2,217	$1,622
Cash paid during the period for income taxes, net of refunds received	$80	$1,517

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
We prepared the accompanying interim condensed consolidated financial statements in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles ("U.S. GAAP") for complete financial statements. We believe these Condensed Consolidated Financial Statements consist of normal recurring adjustments considered necessary for a fair presentation. Operating results for the six months ended March 29, 2014, are not necessarily indicative of the results that may be expected for our fiscal year ending September 27, 2014. Although our various product lines are sold on a year-round basis, the demand for specific products or styles reflects some seasonality, with sales in our June fiscal quarter generally being the highest and sales in our December quarter generally being the lowest. For more information regarding our results of operations and financial position, refer to the Consolidated Financial Statements and footnotes included in our Form 10-K for our fiscal year ended June 29, 2013, filed with the United States Securities and Exchange Commission (“SEC”).

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
In March 2014, the FASB issued ASU No. 2014-06, Technical Corrections and Improvements Related to Glossary Terms ("ASU 2014-06"). This guidance clarifies the Master Glossary of the Codification, consolidates multiple instances of the same term into a single definition and makes minor improvements to the Master Glossary. ASU 2014-06 is effective immediately. ASU 2014-06 was adopted on March 29, 2014, and the adoption had no impact on our financial statements.
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

Note D—Salt Life Acquisition
On August 27, 2013, To The Game purchased substantially all of the assets of Salt Life Holdings, LLC, including all of its domestic and international trademark rights in the Salt Life brand (the "Salt Life Acquisition"). The purchase price for the Salt Life Acquisition consisted of: (i) a cash payment at closing of $12,000,000, (ii) a deposit at closing of $3,000,000 into an escrow account to be held to secure indemnification obligations of the seller under the asset purchase agreement and to be held for a period of up to fifty-four months following the closing, and (iii) delivery of two promissory notes in the aggregate principal amount of $22,000,000. An additional amount may be payable in cash after the end of calendar year 2019 if financial performance targets involving the sale of Salt Life-branded products are met during the 2019 calendar year. At acquisition, we recorded an accrual of $3.4 million for the fair value of the contingent consideration associated with the Salt Life Acquisition. We financed the cash portion of the purchase price through our Fourth Amended and Restated Loan and Security Agreement, as amended on August 27, 2013. We expensed all acquisition related costs in the selling, general and administrative expense line item of our Condensed Consolidated Statements of Operations in the quarter ended September 28, 2013.
On December 6, 2013, we entered into an agreement (the "IMG Agreement") with IMG Worldwide, Inc. ("IMG") that provides for the termination of the Salt Life brand license agreements entered into between Delta and IMG (as agent on behalf of Salt Life Holdings) prior to the Salt Life Acquisition as well as the agency agreement entered into between Salt Life Holdings and IMG prior to the Salt Life Acquisition. In addition, the IMG Agreement provides that Delta and Salt Life Holdings are released from all obligations and liabilities under those agreements or relating to the Salt Life Acquisition. Pursuant to the IMG Agreement, To The Game and IMG entered into a new, multi-year agency agreement whereby IMG will represent To The Game with respect to the licensing of the Salt Life brand in connection with certain product and service categories. To The Game agreed to pay IMG installments totaling $3,500,000 to terminate the existing arrangements. As a result, the above-referenced $3,000,000 indemnification asset was released from escrow during the quarter ended December 28, 2013, and applied towards these payment obligations, along with additional amounts previously accrued for royalty obligations under the above-referenced Salt Life brand license agreements. In accordance with the payment terms, To The Game remitted an initial $1.55 million payment and the first $195 thousand installment during the March 2014 quarter. As of March 29, 2014, there are nine quarterly installments of $195 thousand remaining. We have recorded the fair value of the liability as of March 29, 2014, on our financials with $0.6 million in accrued expenses and $0.9 million in other liabilities.
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

Note E—Inventories
Inventories, net of reserves of $6.5 million as of March 29, 2014, and $6.9 million as of September 28, 2013, consist of the following (in thousands):

	March 29, 2014	September 28, 2013
Raw materials	$10,950	$11,917
Work in process	15,731	15,121
Finished goods	144,104	138,152
	$170,785	$165,190
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
As of March 24, 2014, we had $110.0 million outstanding under our U.S. credit facility at an average interest rate of 2.6%, and had the ability to borrow an additional $27.0 million. Our credit facility includes a financial covenant requiring that if the amount of availability falls below an amount equal to 12.5% of the lesser of the borrowing base or $145 million, our Fixed Charge Coverage Ratio (“FCCR”) (as defined in the Amended Loan Agreement) for the preceding 12-month period must not be less than 1.1 to 1.0. As availability was above the minimum, we were not subject to the FCCR covenant at March 29, 2014. At March 29, 2014, and September 28, 2013, there was $8.5 million and $9.9 million, respectively, of retained earnings free of restrictions to make cash dividends or stock repurchases.
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
In conjunction with the Salt Life Acquisition, we issued two promissory notes in the aggregate principal of $22.0 million. The promissory notes are zero-interest notes and state that interest will be imputed as required under Section 1274 of the Internal Revenue Code. We have imputed interest at 1.92% and 3.62% on the promissory notes that mature on June 30, 2016, and June 30, 2019, respectively. At March 29, 2014, the discounted value of the promissory notes was $20.7 million.
In March 2011, we extinguished our existing debt with Banco Ficohsa, a Honduran bank, and entered into a new credit facility with it. The credit facility is secured by a first-priority lien on the assets of our Honduran operations and the loan is not guaranteed by the U.S. entity. The installment portion of the credit facility carries a fixed interest rate of 7% for a term of seven years and is denominated in U.S. dollars. As of March 29, 2014, we had $3.9 million outstanding on the installment portion of this loan. The revolving credit portion of the loan has a 7% fixed interest rate with an ongoing 18-month term (expiring March 2019) and is denominated in U.S. dollars. The revolving credit facility requires minimum payments during each 6-month period of the 18-month term; however, the loan agreement permits additional drawdowns to the extent payments are made, if certain objective covenants are met. The current revolving Honduran debt, by its nature, is not long-term, as it requires scheduled payments each six months. However, as the loan agreement permits us to re-borrow funds up to the amount repaid, subject to certain objective covenants, and we intend to re-borrow funds, subject to the objective covenants, the amounts have been classified as long-term debt. As of March 29, 2014, we had $3.9 million outstanding under the revolving portion of the credit facility.
In October 2013, we entered into two new term loan agreements with Banco Ficohsa to finance our Honduran expansion project. These also are not guaranteed by the U.S. entity and are secured by a first-priority lien on the assets of our Honduran operations. The first loan, an eighteen month agreement for $1.8 million with a 7% fixed interest rate, is denominated in U.S. dollars, and has ratable monthly principal and interest payments due through the end of the term. As of March 29, 2014, we had $1.3 million outstanding on this loan agreement. The second loan, a seven-year agreement for $4.2 million with a 7% fixed interest rate, is denominated in U.S. dollars and has ratable monthly principal and interest payments due through the end of the term. As of March 29, 2014, we had $4.0 million outstanding on this loan agreement. The carrying value of these term loans approximates the fair value.

Note G—Selling, General and Administrative Expense
We include in selling, general and administrative ("SG&A") expenses costs incurred subsequent to the receipt of finished goods at our distribution facilities, such as the cost of stocking, warehousing, picking and packing, and shipping goods for delivery to our customers. Distribution costs included in SG&A expenses totaled $4.5 million and $4.4 million for the three months ended March 29, 2014, and March 30, 3013, respectively. Distribution costs included in SG&A for the six months ended March 29, 2014, and March 30, 2013, were $8.4 million and $8.6 million, respectively. In addition, SG&A expenses include costs related to sales associates, administrative personnel cost, advertising and marketing expenses, royalty payments on licensed products and other general and administrative expenses.

Note H—Stock-Based Compensation
On November 11, 2010, the Delta Apparel, Inc. shareholders approved the Delta Apparel, Inc. 2010 Stock Plan ("2010 Stock Plan"). Upon shareholder approval of the 2010 Stock Plan, no additional awards have been or will be granted under either the Delta Apparel Stock Option Plan ("Option Plan") or the Delta Apparel Incentive Stock Award Plan ("Award Plan"); instead, all stock awards have and will be granted under the 2010 Stock Plan. The aggregate number of shares of common stock that may be delivered under the 2010 Stock Plan is 500,000 plus any shares of common stock subject to outstanding awards under the Option Plan or Award Plan that are subsequently forfeited or terminated for any reason before being exercised. We expense stock compensation costs in the SG&A expense line items of our Condensed Consolidated Statements of Operations over the vesting periods of each grant. Total stock-based compensation for the three months ending March 29, 2014, and March 30, 2013, was $0.4 million and $0.6 million, respectively. For the six months ending March 29, 2014, and March 30, 2013, total stock based compensation was $0.9 million and $0.4 million, respectively.
2010 Stock Plan
As of March 29, 2014, there was $1.0 million of total unrecognized compensation cost related to non-vested awards granted under the 2010 Stock Plan. This cost is expected to be recognized over a period of 1.4 years. No awards were granted under the 2010 Stock Plan during the quarter ended March 29, 2014.

Option Plan
All options granted under the Option Plan have vested. As such, no expense was recognized during the six months ended March 29, 2014, or for the six months ended March 30, 2013. During the three and six months ended March 29, 2014, vested options representing 46,500 and 74,500 shares, respectively, of our common stock were exercised, and the shares issued, in accordance with their respective agreements.
Award Plan
All awards granted under the Award Plan have vested and been exercised, and no awards remain outstanding.

Note I—Purchase Contracts
We have entered into agreements, and have fixed prices, to purchase yarn, natural gas, finished fabric, and finished apparel and headwear products. At March 29, 2014, minimum payments under these contracts were as follows (in thousands):

Yarn	$30,290
Natural gas	345
Finished fabric	1,830
Finished products	21,106
$53,571

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
The basics segment is comprised of our business units primarily focused on garment styles that are characterized by low fashion risk, and includes our Delta Activewear business which sells undecorated catalog tees and private label products. We market, distribute and manufacture unembellished knit apparel under the main brands of Delta Pro Weight® and Delta Magnum Weight® for sale to a diversified audience ranging from large licensed screen printers to small independent businesses. We also manufacture private label products for major branded sportswear companies, retailers, corporate industry programs, and sports licensed apparel marketers. Typically these products are sold with value-added services such as embellishment, hangtags, ticketing, and hangers so that they are fully ready for retail.
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
Information about our operations as of and for the three and six months ended March 29, 2014, and March 30, 2013, by operating segment, is as follows (in thousands):

	Basics	Branded	Consolidated
Three months ended March 29, 2014
Net sales	$64,134	$50,324	$114,458
Segment operating earnings (loss)	1,098	(264)	834
Segment assets *	171,223	187,035	358,258

Three months ended March 30, 2013
Net sales	$67,445	$52,647	$120,092
Segment operating earnings (loss)	3,655	(1,091)	2,564
Segment assets *	166,771	153,327	320,098

*	All goodwill and intangibles on our balance sheet are included in the branded segment.

	Basics	Branded	Consolidated
Six months ended March 29, 2014
Net sales	$122,712	$91,758	$214,470
Segment operating earnings (loss)	3,546	(3,387)	159

Six months ended March 30. 2013
Net sales	$126,247	$100,595	$226,842
Segment operating earnings (loss)	7,296	(3,886)	3,410
The following reconciles the segment operating earnings to the Company's consolidated (loss) income before provision for (benefit from) income taxes (in thousands):

	Three Months Ended		Six Months Ended
	March 29, 2014	March 30, 2013	March 29, 2014	March 30, 2013
Segment operating earnings	$834	$2,564	$159	$3,410
Unallocated interest expense	1,455	1,015	2,913	1,902
Consolidated (loss) income before provision for (benefit from) income taxes	$(621)	$1,549	$(2,754)	$1,508

Note K—Income Taxes
Our effective income tax rate for the six months ended March 29, 2014, was 14.3%, compared to an effective rate of (9.6)% for the same period in the prior year and an effective rate of 7.3% for the fiscal year ended June 29, 2013. We benefit from having income in foreign jurisdictions that are either exempt from income taxes or have tax rates lower than the United States. Based on our current projected pre-tax income and the anticipated amount of U.S. taxable income compared to profits maintained in the offshore taxable and tax-free jurisdictions, our estimated effective income tax rate for the fiscal year ending September 27, 2014, is expected to be approximately 14%. Changes in the mix of U.S. taxable income compared to profits maintained in tax-free jurisdictions, however, can have a significant impact on our overall effective tax rate.
We file income tax returns in the U.S. federal jurisdiction and various state, local and foreign jurisdictions. In the December quarter of fiscal year 2013, the Internal Revenue Service commenced an examination of our U.S. income tax returns for fiscal year 2010 (tax year 2009). Upon filing the carryback of our net operating losses from fiscal year 2012 to our fiscal years 2011 and 2010 (tax years 2011 and 2010) and receiving a cash refund of the taxes previously paid, the Internal Revenue Service expanded the examination to include our U.S. income tax returns for our 2011 and 2012 fiscal years. This examination was concluded in January 2014, and no tax deficiency was found. Based on the conclusion of the audit, these returns are no longer subject to further examination by the Internal Revenue Service. However, net operating loss carryforwards remain subject to examination to the extent they are carried forward and impact a year that is open to examination by taxing authorities. The tax years 2009 to 2013, according to statute and with few exceptions, remain open to examination by various state, local and foreign jurisdictions.

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

From time to time, we may purchase cotton option contracts to economically hedge the risk related to market fluctuations in the cost of cotton used in our operations. We do not receive hedge accounting treatment for these derivatives. As such the realized and unrealized gains and losses associated with them are recorded within cost of goods sold on the Condensed Consolidated Statement of Operations. The fair value of the cotton option contracts is included in the prepaid and other current assets line item on our Condensed Consolidated Balance Sheets.

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

The following financial assets (liabilities) are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements Using
Period Ended	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest Rate Swaps
March 29, 2014	$(641)	—	$(641)	—
September 28, 2013	$(906)	—	$(906)	—

Cotton Options
March 29, 2014	$652	$652	—	—
September 28, 2013	—	—	—	—

Contingent Consideration
March 29, 2014	$(3,525)	—	—	$(3,525)
September 28, 2013	$(3,400)	—	—	$(3,400)
The fair value of the interest rate swap agreements were derived from discounted cash flow analysis based on the terms of the contract and the forward interest rate curves adjusted for our credit risk, which fall in Level 2 of the fair value hierarchy.
The fair value of the cotton option contracts were established based on the daily mark for identical assets on the open market as of the close of business on March 28, 2014, the last business day prior to our quarter ended March 29, 2014, which fall in Level 1 of the fair value hierarchy.
The Salt Life Acquisition included contingent consideration payable in cash after the end of calendar year 2019 if financial performance targets involving the sale of Salt Life-branded products are met during the 2019 calendar year.  We used the historical results and projected cash flows based on the contractually defined terms, discounted as necessary, to estimate the fair value of the contingent consideration for Salt Life at acquisition, as well as to remeasure the contingent consideration related to the acquisitions of Salt Life and Art Gun at each reporting period.  Accordingly, the fair value measurement for contingent consideration falls in Level 3 of the fair value hierarchy.
During the three and six months ended March 29, 2014, we expensed $0.1 million related to the change in fair value of the contingent consideration associated with the Salt Life Acquisition as a result of the passage of time. At March 29, 2014, we had $3.5 million accrued in contingent consideration related to the Salt Life Acquisition. Contingent consideration related to the acquisition of Art Gun remains de minimis.
The following table summarizes the fair value and presentation in the Condensed Consolidated Balance Sheets for derivatives related to our interest swap agreements as of March 29, 2014, and June 29, 2013.

	March 29, 2014	September 28, 2013
Accrued expenses	$(36)	$(100)
Deferred tax liabilities	247	349
Other liabilities	(605)	(806)
Accumulated other comprehensive loss	$(394)	$(557)

Assets Measured at Fair Value on a Non-Recurring Basis
Intangible assets acquired in connection with the Salt Life Acquisition are identified by type in Note D—Salt Life Acquisition and have been valued on a preliminary basis. These preliminary valuations included significant unobservable inputs (Level 3).

Note M—Legal Proceedings

Consumer Product Safety Commission
We previously received an inquiry from the U.S. Consumer Product Safety Commission (“Commission”) regarding a children's drawstring hoodie product sourced, distributed and sold by Junkfood, and its compliance with applicable product safety standards. The Commission subsequently investigated the matter, including whether Junkfood complied with the reporting requirements of the Consumer Product Safety Act (“CPSA”), and the garments in question were ultimately recalled. On or about July 25, 2012, Junkfood received notification from the Commission staff alleging that Junkfood knowingly violated CPSA Section 15(b) and that the staff will recommend to the Commission a $900,000 civil penalty. We contend that the Commission's allegations are without merit.
On August 27, 2012, Junkfood responded to the Commission staff regarding its recommended penalty, setting forth a number of defenses and mitigating factors that could result in a much lower penalty, if any, ultimately imposed by a court should the matter proceed to litigation. On March 27, 2013, and on several subsequent occasions, the Commission requested additional information from Junkfood regarding the matter and Junkfood has since responded. Junkfood recently received an additional request for information from the Commission in the form of a subpoena and Junkfood is currently in the process of responding. While we will continue to defend against these allegations, we believe a risk of loss is probable. Based upon current information, including the terms of previously published Commission settlements and related product recall notices, should the Commission seek enforcement of the recommended civil penalty and ultimately prevail on its claims at trial we believe there is a range of likely outcomes between $25,000 and an amount exceeding $900,000, along with interest and the Commission's costs and fees. During the quarter ended June 30, 2012, we recorded a liability for what we believe to be the most likely outcome within this range, and this liability remains recorded as of March 29, 2014.
California Wage and Hour Litigation
We were served with a complaint in the Superior Court of the State of California, County of Los Angeles, on or about March 13, 2013, by a former employee of our Delta Activewear business unit at our Santa Fe Springs, California distribution facility alleging violations of California wage and hour laws and unfair business practices with respect to meal and rest periods, compensation and wage statements, and related claims (the "Complaint"). The Complaint is brought as a class action and seeks to include all of our Delta Activewear business unit's current and certain former employees within California who are or were non-exempt under applicable wage and hour laws. The Complaint also names as defendants Junkfood, Soffe, an independent contractor of Soffe, and a former employee, and seeks to include all current and certain former employees of Junkfood, Soffe and the Soffe independent contractor within California who are or were non-exempt under applicable wage and hour laws. The Complaint seeks injunctive and declaratory relief, monetary damages and compensation, penalties, attorneys' fees and costs, and pre-judgment interest. The discovery process in this matter is ongoing and the issue of class certification remains pending.
While we will continue to vigorously defend this action and believe we have a number of meritorious defenses to the claims alleged, we believe a risk of loss is probable. Based upon current information, we believe there is a range of likely outcomes between approximately $15,000 and $975,000. During the quarter ended September 28, 2013, we recorded a liability for the most likely outcome within this range. However, depending upon the scope and size of any certified class and whether any of the claims alleged ultimately prevail at trial, we could be required to pay amounts exceeding $975,000.
Other
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
During the March quarter of fiscal years 2014 and 2013, we purchased 12,118 shares and 103,571 shares, respectively, of our common stock for a total cost of $0.2 million and $1.5 million, respectively. Through March 29, 2014, we have purchased 2,055,689 shares of our common stock for an aggregate of $24.3 million since the inception of the Stock Repurchase Program. All purchases were made at the discretion of management and pursuant to the safe harbor provisions of SEC Rule 10b-18. As of March 29, 2014, $5.7 million remained available for future purchases under our Stock Repurchase Program, which does not have an expiration date.
The following table summarizes the purchases of our common stock for the quarter ended March 29, 2014:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Dollar Value of Shares that May Yet Be Purchased Under the Plans
December 29, 2013 to February 1, 2014	—	—	—	$5.9	million
February 2, 2014 to March 1, 2014	12,118	$14.82	12,118	$5.7	million
March 2, 2014 to March 29, 2014	—	—	—	$5.7	million
Total	12,118	$14.82	12,118	$5.7	million

Note O—License Agreements
We have entered into license agreements that provide for royalty payments of net sales of licensed products as set forth in the agreements. These license agreements are within our branded segment. We have incurred royalty expense (included in SG&A expenses) of approximately $2.0 million and $3.0 million in the March quarter of fiscal years 2014 and 2013, respectively. For the six months ended March 29, 2014 and March 30, 2013, we incurred royalty expenses of $4.4 million and $6.7 million, respectively.
At March 29, 2014, based on minimum sales requirements, future minimum royalty payments required under these license agreements were as follows (in thousands):

Fiscal Year	Amount
2014	$483
2015	1,055
2016	186
2017	34
$1,758

Note P—Goodwill and Intangible Assets
Components of intangible assets consist of the following (in thousands):

	March 29, 2014			September 28, 2013
	Cost	Accumulated Amortization	Net Value	Cost	Accumulated Amortization	Net Value	Economic Life

Goodwill	$36,729	$—	$36,729	$36,729	$—	$36,729	N/A

Intangibles:
Tradename/trademarks	$17,530	$(976)	$16,554	$17,530	$(672)	$16,858	20 – 30 yrs
Customer relationships	7,220	(3,117)	4,103	7,220	(2,937)	4,283	20 yrs
Technology	1,220	(520)	700	1,220	(459)	761	10 yrs
License agreements	2,100	(62)	2,038	2,100	(10)	2,090	15 – 30 yrs
Non-compete agreements	1,287	(517)	770	1,287	(442)	845	4 – 8.5 yrs
Total intangibles	$29,357	$(5,192)	$24,165	$29,357	$(4,520)	$24,837

Amortization expense for intangible assets was $0.4 million for the three months ended March 29, 2014, and $0.2 million for the three months ended March 30, 2013. Amortization expense for intangible assets was $0.7 million for the six months ended March 29, 2014, and $0.3 million for the six months ended March 30, 2013. Amortization expense is estimated to be approximately $1.4 million each for fiscal years 2014 and 2015 and $1.3 million for fiscal years 2016, 2017 and 2018.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements
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

Business Outlook
The 5% sales decline during the 2014 second quarter was due primarily to unseasonably cold and snowy weather throughout the country, and a weak retail environment. Although sales and profitability in the first half of fiscal 2014 were not what we hoped for, there were many positive things in the second quarter that should bode well for the future.
We have been improving service levels to the private label and activewear marketplace and this has resulted in our winning additional decorated tee programs. So far this year we have shipped nearly $5 million in decorated catalog tees to customers who previously were purchasing undecorated tees. We intend to build on that success in the upcoming quarters. We have also seen interest from several potential new private label customers who have recognized the world-class service levels we can provide to support their growth. Our recently expanded manufacturing and screen-printing capabilities give us the capacity to continue to grow these decorated and undecorated programs in our basics segment.
We recently opened a third party-operated distribution facility in Dallas, Texas to better service a large market for undecorated tees with shorter shipping times and reduced freight costs. We have also added new upscale fleece to our catalog product line that we expect will attract new customers and help reduce some of the seasonality in this segment of our business.
The lower than expected sales volumes in the basics segment have put a damper on the anticipated incremental production we would be able to run through our manufacturing facilities, which will reduce our ability to use our expanded manufacturing capacity in Honduras to leverage against fixed costs and reduce overall product costs. The manufacturing costs in our U.S textile factory run higher than in our Honduran textile facility due to having older, less efficient equipment in the facility coupled with higher U.S. labor and overhead costs. During the March quarter our U.S. textile costs were also unfavorably impacted due to shutdowns caused by the snow and ice that blanketed the southeast. Our U.S. textile facility provides several key things for us. First, it supports our Mexico sewing operations, taking advantage of duty-free sewing through the NAFTA treaty. These goods can then be sold in Canada through our recently opened, third-party operated distribution facility. Second, having textile and sewing operations in more than one region provides a diversified manufacturing platform that is less exposed to natural disasters and political risk. Finally, the U.S. textile facility supports our Made-in-the-USA programs, which are gaining traction with our American Threads by The Game collegiate line. With this in mind, we continue to evaluate different opportunities we have to lower our overall product costs with more efficient and lower cost manufacturing operations.
Art Gun continued its strong growth with online retailers who want the flexibility and no-risk inventory model that the Art Gun service platform provides. During its peak periods, Art Gun is experiencing demand that is exceeding its current capacity. We are evaluating expansion opportunities to ensure we can service our current and future customers to continue Art Gun's consistently rapid growth.
Although Soffe sales were down 12% compared to a year ago, Soffe is showing considerable improvement. Based on sell-through information from retailers, it appears that the new Soffe line launched for spring is being well received by the junior consumer. Slowness at sporting goods retailers hurt Soffe's performance during the March quarter; however, this sales channel has historically been increasing and we believe as weather improves across the country we will see growth return to this sales channel. In the second half of fiscal year 2014, we expect revenue growth at Soffe and its return to profitability.
Junk Food continues to grow its branded presence in boutiques and specialty retailers who love the garment styling and creative graphics that Junk Food offers. The first Junk Food flagship retail store recently opened on fashionable Abbot Kinney Boulevard in Venice, California.
The Game apparel and headwear lines are also winning new programs as college bookstores begin placing orders for the new school year. Our private-label corporate headwear programs continue to perform well with many opportunities for continued growth.
Salt Life, which we acquired in August 2013, increased sales by 28% during the March quarter, bringing its revenue up 29% for the first half of the 2014 fiscal year. Salt Life's sales increase was driven from retail door growth and product expansions, as Salt Life lifestyle products continue to gain popularity with consumers. Since the onset of our involvement with Salt Life we have expanded its geographic base from primarily in Florida to now being in about 2,300 retail doors stretching from Texas up the east coast, as well as in the Caribbean. We continue to expand product offerings in lifestyle and performance products to reach across the large consumer base in fish, dive, board and beach. This not only broadens the retail doors for Salt Life products, but should help expand the average sales per door. We expect sales of Salt Life products to exceed $30 million in calendar year 2014 and to continue producing strong operating profits for us.
We believe that Delta Apparel is in an excellent position for growth as economic conditions improve and consumer buying power is renewed. In the meantime, we will continue to provide high-quality products and services to our customers, while remaining focused on cost savings and efficiency programs that should result in the long-term growth and profitability of Delta Apparel.

EARNINGS GUIDANCE
There are several factors that have negatively impacted financial results in the first half of fiscal year 2014. Net sales in the second half of fiscal year 2014 may not be sufficient to overcome the declines experienced to date. Lower sales, coupled with higher cotton and other input costs that may not be able to be recouped in selling prices, along with higher than expected legal-related costs, leads management at this time to revise guidance for fiscal year 2014. We now expect sales in the range of $480 to $490 million, and earnings in the range of $0.80 to $0.90 per diluted share.

Results of Operations
Net sales for the the 2014 fiscal March quarter were $114.5 million, a decrease of 4.7% compared to the prior year quarter net sales of $120.1 million. This was primarily due to unseasonably cold weather throughout the country and the weak retail environment prevailing for most of the quarter. For the first six months of fiscal year 2014, sales decreased by 5.5% to $214.5 million, compared to $226.8 million for the first six months of fiscal year 2013. Our direct-to-consumer sales and e-commerce sales represented 2.1% of total revenues for the 2014 fiscal March quarter, a 30 basis point increase over the same period prior year. For the first six months of 2014, our direct-to-consumer and e-commerce sales represented 2.6% of total revenues, a 50 basis point increase over the same period last year.
Gross margins for the 2014 fiscal March quarter declined by 250 basis points from the prior year quarter due primarily to lower average selling prices on catalog basic undecorated tees coupled with higher raw material and other input costs. Gross margins in the first half of fiscal year 2014 declined by 240 basis points from the prior year period.
Selling, general, and administrative, ("SG&A") expenses, were $21.3 million, or 18.6% of sales, for the quarter ended March 29, 2014, compared to $23.7 million, or 19.7% of sales, in the prior year period. For the first six months of fiscal year 2014, SG&A expenses were 19.2% of sales versus 20.1% in the same period of fiscal year 2013. Over the last several quarters we have taken steps to better leverage our back-office functions and reduce overhead expenses in our business. These improvements were partially offset by higher legal costs associated with ongoing litigation and regulatory matters, which have increased SG&A expenses by about 30 basis points.
Net interest expense for the second quarter of fiscal year 2014 was $1.5 million compared to $1.0 million for the same quarter last year. For the first six months of fiscal year 2014, interest expense totaled $2.9 million compared to $1.9 million in the prior year. The increase from the prior year is due primarily to the increased debt related to the Salt Life Acquisition and the Honduran manufacturing expansion.
Our effective income tax benefit for the six months ended March 29, 2014, was 14.3%, compared to an effective tax benefit of 9.6% for the same period last year. We benefit from having income in foreign jurisdictions that are either exempt from income taxes or have tax rates lower than the United States. Based on our current projected pre-tax income and the anticipated amount of U.S. taxable income compared to profits maintained in the offshore taxable and tax-free jurisdictions, our estimated effective income tax rate for the fiscal year ending September 27, 2014, is expected to be approximately 14%.
We had a net loss for the quarter of $0.8 million, or $0.10 per diluted share, compared with net earnings of $1.6 million, or $0.19 per diluted share, in the prior year quarter. Net loss for the first six months of fiscal year 2014 was $2.4 million, or $0.30 per diluted share, compared to earnings of $1.7 million, or $0.19 per diluted share, in the prior year six month period.
At March 29, 2014, accounts receivable were $65.8 million compared to $70.8 million in the prior year March quarter. Days sales outstanding decreased to 51 days as of March 29, 2014, compared to 52 days in the prior year March quarter.
Inventory levels increased $5.0 million from March 30, 2013 to $170.8 million at March 29, 2014. The increase from March 30, 2013 is due to softer than expected sales in the March 2014 quarter.
Capital expenditures were $1.6 million during the second quarter of fiscal year 2014, and $5.6 million in the first six months of fiscal year 2014. Our expenditures primarily related to our manufacturing expansion as well as ongoing enhancements to our information technology structure. Depreciation and amortization, including non-cash compensation, was $2.6 million for the second quarter of fiscal year 2014 and $5.1 million for the first six months of fiscal year 2014.
Total debt at March 29, 2014, which is typically our seasonally highest debt, was $143.8 million compared to $112.9 million a year ago. The increase is principally due to the Salt Life Acquisition and our Honduras expansion.
Branded Segment
Sales in our branded segment were hurt by overall slowness at retail with sales of $50.3 million for the second quarter of fiscal year 2014 compared with $52.6 million in the prior year period. For the first six months of fiscal year 2014, net sales in our branded segment were $91.8 million compared to $100.6 million in the prior year period. Salt Life and Art Gun continued their strong growth trends of the past several quarters but those increases were offset by lower sales at Soffe, Junk Food and The Game. Although Soffe sales were down 12% compared to the 2013 March quarter, the new Soffe junior's offerings and Intensity branded products are regaining traction and showing solid sell-through at retail. Sales of Junk Food products declined by 3% for the March quarter with softness at larger retailer customers nearly being offset by new business that Junk Food continues to generate with boutiques and specialty retailers. Art Gun, with a 34% sales increase over the 2013 March quarter, continued to grow with online retailers who want the flexibility and no-risk inventory model that the Art Gun service platform provides. Despite the 4% sales decline, operating income improved $0.8 million to a loss of $0.3 million, or 0.5% of sales, a 360 basis point improvement from the prior year period. This was due to a decline in SG&A expenses resulting from cost reductions made over the last several quarters. These declines are directly related to the decline in sales. In the first six months of 2014, operating income improved by $0.5 million to a loss of $3.4 million, or 3.7% of sales.
Basics Segment
Net sales in our basics segment were $64.1 million in the second quarter, a 5% decrease from $67.4 million in the prior year period. For the first six months of fiscal year 2014, net sales in our basics segment were $122.7 million compared to $126.2 million in the prior year period. In the March quarter, private label sales were down 17% as customers reduced shipments of products due to softness in their business and changes in product strategy. Sales of catalog basic tees increased 2% during the March quarter based on a 7% increase in unit sales offset by a 5% decrease in average selling prices. Weak market conditions for undecorated tees resulted in significant price discounting and a shift in sales mix to drive volume growth. This, coupled with higher cotton and other input costs, lowered operating margins in the basics segment by 370 basis points to 1.7% of sales in the second quarter of fiscal year 2014, compared to 5.4% of sales in the second quarter of fiscal year 2013. In the first six months of 2014, operating income declined to $3.5 million, or 2.9% of sales, compared to $7.3 million, or 5.8% of sales, for the same period last year.

Liquidity and Capital Resources
Our primary cash needs are for working capital and capital expenditures, as well as to fund share repurchases under our Stock Repurchase Program. In addition, we may use cash in the future to pay dividends.
Operating Cash Flows
Operating activities used $4.2 million in cash for the first six months of fiscal years 2014 and 2013. The cash used in our operating activities for the first six months of fiscal year 2014 was primarily to fund our investment in inventory and reduce the amounts owed to our suppliers. This was partially offset by the release of $3.0 million held in an escrow account from the Salt Life Acquisition.
Investing Cash Flows
Capital expenditures during the first six months of 2014 were $5.6 million compared to $3.8 million for the same period last year. The capital expenditures for the first six months of fiscal year 2014 were primarily related to the expansion of our textile operations, along with investments in our information technology systems. We anticipate our fiscal year 2014 capital expenditures to be approximately $12.0 to 13.0 million. Capital expenditures are expected to primarily include expansion in both of our international and U.S. facilities, information technology projects and branding and point-of-sale displays for our branded products.
Financing Activities
During the first six months of 2014 cash provided by financing activities was $9.8 million compared to $6.6 million the same period last year. The cash provided by our financing activities funded the our working capital and capital expenditures, as well as our net loss experienced in the first six months of fiscal year 2014.
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
Purchases By Delta Apparel Of Its Own Shares
During the six months ended March 29, 2014, we purchased 12,118 shares of our common stock for a total cost of $0.2 million (see Note N-Repurchase of Common Stock). As of March 29, 2014, we had $5.7 million of our share repurchase authorization remaining. We evaluate current leverage, working capital requirements, the free cash flow outlook, stock valuation and future business opportunities for capital to determine when we believe the repurchase of our stock is a sound investment opportunity that we can pursue without sacrificing future growth plans.

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
Yarn with respect to which we have fixed cotton prices at March 29, 2014, was valued at $30.3 million, and is scheduled for delivery between April 2014 and October 2014. At March 29, 2014, a 10% decline in the market price of the cotton covered by our fixed price yarn would have had a negative impact of approximately $2.2 million on the value of the yarn. This compares to what would have been a negative impact of $1.1 million at the 2013 fiscal year-end based on the yarn with fixed cotton prices at June 29, 2013. The impact of a 10% decline in the market price of the cotton covered by our fixed price yarn would have been greater at March 29, 2014, than at June 29, 2013, due to increased commitments and higher average cost per pound fixed at March 29, 2014, compared to June 29, 2013.
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
Interest Rate Sensitivity
Our U.S. revolving credit facility provides that the outstanding amounts owed shall bear interest at variable rates. If the amount of outstanding floating rate indebtedness at March 29, 2014, under the U.S. revolving credit facility had been outstanding during the entire three months ended March 29, 2014, and the interest rate on this outstanding indebtedness was increased by 100 basis points, our expense would have increased by approximately $100 thousand, or 6.9%, of actual interest expense, during the quarter. This compares to an increase of $588 thousand, or 14.7%, for the 2013 fiscal year based on the outstanding floating rate indebtedness at June 29, 2013, or an average of $147 thousand per quarter. The dollar amount, as well as the percentage, of the increase in interest expense is lower as of March 29, 2014, primarily due to the swap agreements that were entered into during the quarter ended September 28, 2013. The actual increase in interest expense resulting from a change in interest rates would depend on the magnitude of the increase in rates and the average principal balance of floating rate indebtedness.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 29, 2014, and, based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures were effective at the evaluation date.
Changes in Internal Control Over Financial Reporting
There was no change during the second quarter of fiscal year 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings
See Note M—Legal Proceedings in Item 1, which is incorporated herein by reference.

Item 1A. Risk Factors
As of March 29, 2014, there have been no material changes to the risk factors set forth in our Form 10-K for our fiscal year ended June 29, 2013.

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

DELTA APPAREL, INC. (Registrant)
Date	May 7, 2014	By:	/s/ Deborah H. Merrill
Deborah H. Merrill Vice President, Chief Financial Officer and Treasurer