Form 10-Q
period 2014-06-28
DELTA APPAREL, INC
filed 2014-08-06
CIK 1101396

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2014
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
Yes ☐ No ☑
As of July 25, 2014, there were outstanding 7,877,674 shares of the registrant’s common stock, par value of $0.01 per share, which is the only class of outstanding common or voting stock of the registrant.

PART 1.	FINANCIAL INFORMATION

Item 1.	Financial Statements
Delta Apparel, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Amounts in thousands, except share amounts and per share data)
(Unaudited)

	June 28, 2014	September 28, 2013
Assets
Current assets:
Cash and cash equivalents	$500	$829
Accounts receivable, less allowances of $3,139 and $2,958 respectively	70,129	68,707
Income tax receivable	169	1,232
Inventories, net	165,759	165,190
Prepaid expenses and other current assets	5,251	3,786
Deferred income taxes	10,481	5,981
Total current assets	252,289	245,725

Property, plant and equipment, net of accumulated depreciation of $75,453 and $71,453 respectively	42,160	40,600
Goodwill	36,729	36,729
Intangibles, net	23,832	24,837
Other assets	3,620	3,871
Total assets	$358,630	$351,762

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$55,087	$52,877
Accrued expenses	15,961	17,463
Current portion of long-term debt	15,054	3,704
Total current liabilities	86,102	74,044

Long-term debt, less current maturities	124,166	131,030
Deferred income taxes	4,510	3,610
Other liabilities	1,346	806
Contingent consideration	3,600	3,400
Total liabilities	$219,724	$212,890

Shareholders’ equity:
Preferred stock—$0.01 par value, 2,000,000 shares authorized, none issued and outstanding	—	—
Common stock —$0.01 par value, 15,000,000 shares authorized, 9,646,972 shares issued, and 7,877,674 and 7,873,848 shares outstanding as of June 28, 2014 and September 28, 2013, respectively	96	96
Additional paid-in capital	59,788	59,428
Retained earnings	100,384	100,579
Accumulated other comprehensive loss	(470)	(557)
Treasury stock —1,769,298 and 1,773,124 shares as of June 28, 2014 and September 28, 2013, respectively	(20,892)	(20,674)
Total shareholders’ equity	138,906	138,872
Total liabilities and shareholders' equity	$358,630	$351,762

See accompanying Notes to Condensed Consolidated Financial Statements.

Delta Apparel, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Net sales	$123,534	$133,567	$338,004	$360,409
Cost of goods sold	100,796	105,081	273,945	282,754
Gross profit	22,738	28,486	64,059	77,655

Selling, general and administrative expenses	21,063	23,502	62,199	69,083
Change in fair value of contingent consideration	75	—	200	—
Other expense (income), net	8	327	(91)	506
Operating income	1,592	4,657	1,751	8,066

Interest expense, net	1,471	1,019	4,384	2,921
Income (loss) before benefit from income taxes	121	3,638	(2,633)	5,145
Benefit from income taxes	(2,045)	(330)	(2,438)	(475)
Net earnings (loss)	$2,166	$3,968	$(195)	$5,620

Basic earnings (loss) per share	$0.27	$0.49	$(0.02)	$0.69
Diluted earnings (loss) per share	$0.27	$0.48	$(0.02)	$0.67

Weighted average number of shares outstanding	7,903	8,070	7,909	8,179
Dilutive effect of stock options and awards	202	252	—	255
Weighted average number of shares assuming dilution	8,105	8,322	7,909	8,434
See accompanying Notes to Condensed Consolidated Financial Statements.

Delta Apparel, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Amounts in thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Net earnings (loss)	$2,166	$3,968	$(195)	$5,620
Net unrealized (loss) gain on cash flow hedges	(76)	26	87	77
Comprehensive income (loss)	$2,090	$3,994	$(108)	$5,697

See accompanying Notes to Condensed Consolidated Financial Statements.

Delta Apparel, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	Nine Months Ended
	June 28, 2014	June 29, 2013
Operating activities:
Net (loss) earnings	$(195)	$5,620
Adjustments to reconcile (loss) earnings to net cash provided by operating activities:
Depreciation and amortization	7,043	6,069
Amortization of deferred financing fees	263	273
Excess tax benefits from exercise of stock options	(27)	(34)
Benefits from deferred income taxes	(3,600)	(626)
Non-cash stock compensation	365	409
Change in the fair value of contingent consideration	200	—
Loss on disposal or impairment of property and equipment	25	372
Release of cash held in escrow	3,000	—
Changes in operating assets and liabilities:
Accounts receivable	(1,422)	(5,530)
Inventories	(569)	2,300
Prepaid expenses and other assets	(1,465)	(284)
Other non-current assets	(11)	—
Accounts payable	2,210	5,575
Accrued expenses	(4,702)	(2,968)
Income tax receivable	1,090	5,066
Other liabilities	827	(65)
Net cash provided by operating activities	3,032	16,177

Investing activities:
Purchases of property and equipment, net	(7,696)	(6,235)
Proceeds from sale of equipment	71	72
Net cash used in investing activities	(7,625)	(6,163)

Financing activities:
Proceeds from long-term debt	375,738	361,995
Repayment of long-term debt	(371,252)	(366,280)
Repurchase of common stock	(1,180)	(6,792)
Proceeds from exercise of stock options	931	23
Payment of withholding taxes on exercise of stock options	—	(236)
Excess tax benefits from exercise of stock options	27	34
Net cash provided by (used in) financing activities	4,264	(11,256)
Net decrease in cash and cash equivalents	(329)	(1,242)
Cash and cash equivalents at beginning of period	829	1,840
Cash and cash equivalents at end of period	$500	$598

Supplemental cash flow information:
Cash paid during the period for interest	$3,435	$2,449
Cash paid during the period for income taxes, net of refunds received	$225	$(4,863)

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
We prepared the accompanying interim condensed consolidated financial statements in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles ("U.S. GAAP") for complete financial statements. We believe these Condensed Consolidated Financial Statements consist of normal recurring adjustments considered necessary for a fair presentation. Operating results for the nine months ended June 28, 2014, are not necessarily indicative of the results that may be expected for our fiscal year ending September 27, 2014. Although our various product lines are sold on a year-round basis, the demand for specific products or styles reflects some seasonality, with sales in our June fiscal quarter generally being the highest and sales in our December quarter generally being the lowest. For more information regarding our results of operations and financial position, refer to the Consolidated Financial Statements and footnotes included in our Form 10-K for our fiscal year ended June 29, 2013, filed with the United States Securities and Exchange Commission (“SEC”).

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
In July 2013, the FASB issued ASU No. 2013-10, Derivatives and Hedging (Topic 815), Inclusion of the Fed Funds Effective Swap Rate as a Benchmark Interest Rate for Hedge Accounting Purposes ("ASU 2013-10"). This guidance allows an entity to now designate the Federal Funds Effective Swap Rate, (the Overnight Index Swap rate, or OIS rate, in the United States) as a benchmark interest rate for hedge accounting purposes in addition to the interest rate on direct Treasury obligations of the United States government and the London Interbank Offered Rate ("LIBOR"). The FASB also eliminated the restriction on designating different benchmark interest rate hedges for similar hedges. ASU 2013-10 is effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 2013. ASU 2013-10 was adopted on July 1, 2013, and the adoption had no impact on our financial statements.
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
In May, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, ("ASU 2014-09"). This new guidance requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods for services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. ASU 2014-09 is effective for annual periods beginning after December 15, 2016, for public business entities and permits the use of either the retrospective or cumulative effect transition method. Early application is not permitted. ASU 2014-09 is therefore effective for our fiscal year beginning October 1, 2017. We are evaluating the effect that ASU 2014-09 will have on the Consolidated Financial Statements and related disclosures.

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
On December 6, 2013, we entered into an agreement (the "IMG Agreement") with IMG Worldwide, Inc. ("IMG") that provides for the termination of the Salt Life brand license agreements entered into between Delta and IMG (as agent on behalf of Salt Life Holdings) prior to the Salt Life Acquisition as well as the agency agreement entered into between Salt Life Holdings and IMG prior to the Salt Life Acquisition. In addition, the IMG Agreement provides that Delta and Salt Life Holdings are released from all obligations and liabilities under those agreements or relating to the Salt Life Acquisition. Pursuant to the IMG Agreement, To The Game and IMG entered into a new, multi-year agency agreement whereby IMG will represent To The Game with respect to the licensing of the Salt Life brand in connection with certain product and service categories. To The Game agreed to pay IMG installments totaling $3,500,000 to terminate the existing arrangements. As a result, the above-referenced $3,000,000 indemnification asset was released from escrow during the quarter ended December 28, 2013, and applied towards these payment obligations, along with additional amounts previously accrued for royalty obligations under the above-referenced Salt Life brand license agreements. In accordance with the payment terms, To The Game remitted an initial $1.55 million payment and the first $195 thousand installment during the March 2014 quarter and the second $195 thousand installment during the June 2014 quarter. As of June 28, 2014, there are eight quarterly installments of $195 thousand remaining. We have recorded the fair value of the liability as of June 28, 2014, on our financials with $0.8 million in accrued expenses and $0.6 million in other liabilities.

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
We accounted for the Salt Life Acquisition pursuant to ASC 805, Business Combinations, with the purchase price allocated based upon fair value. We have identified certain intangible assets associated with Salt Life, including trade name and trademarks, license agreements, non-compete agreements and goodwill. The total amount of goodwill is expected to be deductible for tax purposes. Components of the intangible assets recorded at acquisition are as follows:

		Economic Life
Goodwill	$19,917	N/A

Intangibles:
Tradename/trademarks	16,000	30 yrs
License agreements	2,100	15 – 30 yrs
Non-compete agreements	770	6.6 yrs
Total intangibles	18,870

Total goodwill and intangibles	$38,787
We are currently in the process of finalizing the valuations and thus the initial allocation of the purchase price is subject to change until the allocation is finalized.

Note E—Inventories
Inventories, net of reserves of $6.9 million as of both June 28, 2014, and September 28, 2013, consist of the following (in thousands):

	June 28, 2014	September 28, 2013
Raw materials	$11,740	$11,917
Work in process	17,040	15,121
Finished goods	136,979	138,152
	$165,759	$165,190
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
As of June 28, 2014, we had $106.2 million outstanding under our U.S. credit facility at an average interest rate of 2.6%, and had the ability to borrow an additional $30.8 million. Our credit facility includes a financial covenant requiring that if the amount of availability falls below an amount equal to 12.5% of the lesser of the borrowing base or $145 million, our Fixed Charge Coverage Ratio (“FCCR”) (as defined in the Amended Loan Agreement) for the preceding 12-month period must not be less than 1.1 to 1.0. As availability was above the minimum, we were not subject to the FCCR covenant at June 28, 2014. At June 28, 2014, and September 28, 2013, there was $8.6 million and $9.9 million, respectively, of retained earnings free of restrictions to make cash dividends or stock repurchases.
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
In conjunction with the Salt Life Acquisition, we issued two promissory notes in the aggregate principal of $22.0 million, which include a one-time installment of $9.0 million due on September 30, 2014, and quarterly installments commencing on March 31, 2015, with the final installment due on June 30, 2019. The promissory notes are zero-interest notes and state that interest will be imputed as required under Section 1274 of the Internal Revenue Code. We have imputed interest at 1.92% and 3.62% on the promissory notes that mature on June 30, 2016, and June 30, 2019, respectively. At June 28, 2014, the discounted value of the promissory notes was $20.8 million.
In March 2011, we extinguished our existing debt with Banco Ficohsa, a Honduran bank, and entered into a new credit facility with it. The credit facility is secured by a first-priority lien on the assets of our Honduran operations and the loan is not guaranteed by the U.S. entity. The installment portion of the credit facility carries a fixed interest rate of 7% for a term of seven years and is denominated in U.S. dollars. As of June 28, 2014, we had $3.6 million outstanding on the installment portion of this loan. The revolving credit portion of the loan has a 7% fixed interest rate with an ongoing 18-month term (expiring March 2019) and is denominated in U.S. dollars. The revolving credit facility requires minimum payments during each 6-month period of the 18-month term; however, the loan agreement permits additional drawdowns to the extent payments are made, if certain objective covenants are met. The current revolving Honduran debt, by its nature, is not long-term, as it requires scheduled payments each six months. However, as the loan agreement permits us to re-borrow funds up to the amount repaid, subject to certain objective covenants, and we intend to re-borrow funds, subject to the objective covenants, the amounts have been classified as long-term debt. As of June 28, 2014, we had $3.7 million outstanding under the revolving portion of the credit facility.
In October 2013, we entered into two new term loan agreements with Banco Ficohsa to finance our Honduran expansion project. These also are not guaranteed by the U.S. entity and are secured by a first-priority lien on the assets of our Honduran operations. The first loan, an eighteen month agreement for $1.8 million with a 7% fixed interest rate, is denominated in U.S. dollars, and has ratable monthly principal and interest payments due through the end of the term. As of June 28, 2014, we had $1.0 million outstanding on this loan agreement. The second loan, a seven-year agreement for $4.2 million with a 7% fixed interest rate, is denominated in U.S. dollars and has ratable monthly principal and interest payments due through the end of the term. As of June 28, 2014, we had $3.9 million outstanding on this loan agreement. The carrying value of these term loans approximates the fair value.

Note G—Selling, General and Administrative Expense
We include in selling, general and administrative ("SG&A") expenses costs incurred subsequent to the receipt of finished goods at our distribution facilities, such as the cost of stocking, warehousing, picking and packing, and shipping goods for delivery to our customers. Distribution costs included in SG&A expenses totaled $4.2 million and $4.5 million for the three months ended June 28, 2014, and June 29, 3013, respectively. Distribution costs included in SG&A for the nine months ended June 28, 2014, and June 29, 2013, were $12.6 million and $13.1 million, respectively. In addition, SG&A expenses include costs related to sales associates, administrative personnel, advertising and marketing expenses, royalty payments on licensed products and other general and administrative expenses.

Note H—Stock-Based Compensation
On November 11, 2010, the Delta Apparel, Inc. shareholders approved the Delta Apparel, Inc. 2010 Stock Plan ("2010 Stock Plan"). Upon shareholder approval of the 2010 Stock Plan, no additional awards have been or will be granted under either the Delta Apparel Stock Option Plan ("Option Plan") or the Delta Apparel Incentive Stock Award Plan ("Award Plan"); instead, all stock awards have and will be granted under the 2010 Stock Plan. The aggregate number of shares of common stock that may be delivered under the 2010 Stock Plan is 500,000 plus any shares of common stock subject to outstanding awards under the Option Plan or Award Plan that are subsequently forfeited or terminated for any reason before being exercised. We expense stock compensation costs in the SG&A expense line items of our Condensed Consolidated Statements of Operations over the vesting periods of each grant. During the three months ending June 28, 2014, we reduced expense by $0.4 million in connection with our outstanding awards due to adjustments to the expected vesting of the performance units. We recognized $0.2 million in stock based compensation expense during the three months ending June 29, 2013. For the nine months ending June 28, 2014, and June 29, 2013, total stock based compensation was $0.5 million and $0.6 million, respectively.

2010 Stock Plan
As of June 28, 2014, there was $0.7 million of total unrecognized compensation cost related to non-vested awards granted under the 2010 Stock Plan. This cost is expected to be recognized over a period of 1.2 years. No awards were granted under the 2010 Stock Plan during the quarter ended June 28, 2014.
Option Plan
All options granted under the Option Plan have vested. As such, no expense was recognized during the nine months ended June 28, 2014, or for the nine months ended June 29, 2013. During the three and nine months ended June 28, 2014, vested options representing 8,000 and 82,500 shares, respectively, of our common stock were exercised, and the shares issued, in accordance with their respective agreements.
Award Plan
All awards granted under the Award Plan have vested and been exercised, and no awards remain outstanding.

Note I—Purchase Contracts
We have entered into agreements, and have fixed prices, to purchase yarn, natural gas, finished fabric, and finished apparel and headwear products. At June 28, 2014, minimum payments under these contracts were as follows (in thousands):

Yarn	$23,342
Natural gas	55
Finished fabric	1,965
Finished products	20,925
$46,287

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
Information about our operations as of and for the three and nine months ended June 28, 2014, and June 29, 2013, by operating segment, is as follows (in thousands):

	Basics	Branded	Consolidated
Three months ended June 28, 2014
Net sales	$73,532	$50,002	$123,534
Segment operating earnings (loss)	2,159	(567)	1,592
Segment assets *	176,524	182,106	358,630

Three months ended June 29, 2013
Net sales	$78,047	$55,520	$133,567
Segment operating earnings (loss)	5,308	(651)	4,657
Segment assets *	161,716	150,194	311,910

*	All goodwill and intangibles on our balance sheet are included in the branded segment.

	Basics	Branded	Consolidated
Nine months ended June 28, 2014
Net sales	$196,244	$141,760	$338,004
Segment operating earnings (loss)	5,705	(3,954)	1,751

Nine months ended June 28. 2013
Net sales	$204,294	$156,115	$360,409
Segment operating earnings (loss)	12,604	(4,538)	8,066
The following reconciles the segment operating earnings to the Company's consolidated income (loss) before benefit from income taxes (in thousands):

	Three Months Ended		Nine Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Segment operating earnings	$1,592	$4,657	$1,751	$8,066
Unallocated interest expense	1,471	1,019	4,384	2,921
Consolidated income (loss) before benefit from income taxes	$121	$3,638	$(2,633)	$5,145

Note K—Income Taxes
Our effective income tax benefit for the nine months ended June 28, 2014, was 92.6%, compared to tax benefit of 9.2% for the same period in the prior year and an effective rate of 7.3% for the fiscal year ended June 29, 2013. We benefit from having income in foreign jurisdictions that are either exempt from income taxes or have tax rates lower than the United States. Based on our current projected pre-tax income and the anticipated amount of U.S. taxable income compared to profits maintained in the offshore taxable and tax-free jurisdictions, our estimated effective income tax rate for the fiscal year ending September 27, 2014, is expected to be approximately 93%. Changes in the mix of U.S. taxable income compared to profits maintained in tax-free jurisdictions, however, can have a significant impact on our overall effective tax rate.
We file income tax returns in the U.S. federal jurisdiction and various state, local and foreign jurisdictions. In the December quarter of fiscal year 2013, the Internal Revenue Service commenced an examination of our U.S. income tax returns for fiscal year 2010 (tax year 2009). Upon filing the carryback of our net operating losses from fiscal year 2012 to our fiscal years 2011 and 2010 (tax years 2010 and 2009) and receiving a cash refund of the taxes previously paid, the Internal Revenue Service expanded the examination to include our U.S. income tax returns for our 2011 and 2012 fiscal years. This examination was concluded in January 2014, and no tax deficiency was found. Based on the conclusion of the audit, these returns are no longer subject to further examination by the Internal Revenue Service. However, net operating loss carryforwards remain subject to examination to the extent they are carried forward and impact a year that is open to examination by taxing authorities. The tax years 2010 to 2012 as well as the short tax year 2013, according to statute and with few exceptions, remain open to examination by various state, local and foreign jurisdictions. Tax years 2012 and the short tax year 2013 remain open for examination for federal purposes.

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

From time to time, we may purchase cotton option contracts to economically hedge the risk related to market fluctuations in the cost of cotton used in our operations. We do not receive hedge accounting treatment for these derivatives. As such the realized and unrealized gains and losses associated with them are recorded within cost of goods sold on the Condensed Consolidated Statement of Operations. The fair value of the cotton option contracts is included in the prepaid and other current assets line item on our Condensed Consolidated Balance Sheets. We did not own any cotton option contracts as of June 28, 2014, or as of September 28, 2013.
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

The following financial assets (liabilities) are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements Using
Period Ended	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest Rate Swaps
June 28, 2014	$(765)	—	$(765)	—
September 28, 2013	$(906)	—	$(906)	—

Contingent Consideration
June 28, 2014	$(3,600)	—	—	$(3,600)
September 28, 2013	$(3,400)	—	—	$(3,400)
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
During the three and nine months ended June 28, 2014, we expensed $75 thousand and $0.2 million, respectively, related to the change in fair value of the contingent consideration associated with the Salt Life Acquisition as a result of the passage of time. At June 28, 2014, we had $3.6 million accrued in contingent consideration related to the Salt Life Acquisition. Contingent consideration related to the acquisition of Art Gun remains de minimis.
The following table summarizes the fair value and presentation in the Condensed Consolidated Balance Sheets for derivatives related to our interest swap agreements as of June 28, 2014, and September 28, 2013:

	June 28, 2014	September 28, 2013
Accrued expenses	$(16)	$(100)
Deferred tax liabilities	295	349
Other liabilities	(749)	(806)
Accumulated other comprehensive loss	$(470)	$(557)

Assets Measured at Fair Value on a Non-Recurring Basis
Intangible assets acquired in connection with the Salt Life Acquisition are identified by type in Note D—Salt Life Acquisition and have been valued on a preliminary basis. These preliminary valuations included significant unobservable inputs (Level 3).

Note M—Legal Proceedings

Consumer Product Safety Commission
We previously received an inquiry from the U.S. Consumer Product Safety Commission (“Commission”) regarding a children's drawstring hoodie product sourced, distributed and sold by Junkfood, and its compliance with applicable product safety standards. The Commission subsequently investigated the matter, including whether Junkfood complied with the reporting requirements of the Consumer Product Safety Act (“CPSA”), and the garments in question were ultimately recalled. On or about July 25, 2012, Junkfood received notification from the Commission staff alleging that Junkfood knowingly violated CPSA Section 15(b) and that the staff will recommend to the Commission a $900,000 civil penalty. We dispute the Commission's allegations.

On August 27, 2012, Junkfood responded to the Commission staff regarding its recommended penalty, setting forth a number of defenses and mitigating factors that could result in a much lower penalty, if any, ultimately imposed by a court should the matter proceed to litigation. The Commission has since requested additional information regarding the matter and issued a subpoena for records and information. While we will continue to defend against these allegations, we believe a risk of loss is probable. Based upon current information, including the terms of previously published Commission settlements and related product recall notices, should the Commission seek enforcement of the recommended civil penalty and ultimately prevail on its claims at trial we believe there is a range of likely outcomes between $25,000 and an amount exceeding $900,000, along with interest and the Commission's costs and fees. During the quarter ended June 30, 2012, we recorded a liability for what we believe to be the most likely outcome within this range, and this liability remains recorded as of June 28, 2014.
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

During the June quarter of fiscal years 2014 and 2013, we purchased 66,556 shares and 228,354 shares, respectively, of our common stock for a total cost of $1.0 million and $3.3 million, respectively. Through June 28, 2014, we have purchased 2,122,246 shares of our common stock for an aggregate of $25.3 million since the inception of the Stock Repurchase Program. All purchases were made at the discretion of management and pursuant to the safe harbor provisions of SEC Rule 10b-18. As of June 28, 2014, $4.7 million remained available for future purchases under our Stock Repurchase Program, which does not have an expiration date.
The following table summarizes the purchases of our common stock for the quarter ended June 28, 2014:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Dollar Value of Shares that May Yet Be Purchased Under the Plans
March 30, 2014 to May 3, 2014	13,119	$15.23	13,119	$5.5	million
May 4, 2014 to May 31, 2014	53,437	$14.99	53,437	$4.7	million
June 1, 2014 to June 28, 2014	—	—	—	$4.7	million
Total	66,556	$15.04	66,556	$4.7	million

Note O—License Agreements
We have entered into license agreements that provide for royalty payments on net sales of licensed products as set forth in the agreements. These license agreements are within our branded segment. We have incurred royalty expense (included in SG&A expenses) of approximately $2.7 million and $3.9 million in the June quarter of fiscal years 2014 and 2013, respectively. For the nine months ended June 28, 2014, and June 29, 2013, we incurred royalty expenses of $7.1 million and $10.6 million, respectively.
At June 28, 2014, based on minimum sales requirements, future minimum royalty payments required under these license agreements were as follows (in thousands):

Fiscal Year	Amount
2014	$293
2015	2,619
2016	2,527
2017	100
$5,539

Note P—Goodwill and Intangible Assets
Components of intangible assets consist of the following (in thousands):

	June 28, 2014			September 28, 2013
	Cost	Accumulated Amortization	Net Value	Cost	Accumulated Amortization	Net Value	Economic Life

Goodwill	$36,729	$—	$36,729	$36,729	$—	$36,729	N/A

Intangibles:
Tradename/trademarks	$17,530	$(1,129)	$16,401	$17,530	$(672)	$16,858	20 – 30 yrs
Customer relationships	7,220	(3,208)	4,012	7,220	(2,937)	4,283	20 yrs
Technology	1,220	(551)	669	1,220	(459)	761	10 yrs
License agreements	2,100	(87)	2,013	2,100	(10)	2,090	15 – 30 yrs
Non-compete agreements	1,287	(550)	737	1,287	(442)	845	4 – 8.5 yrs
Total intangibles	$29,357	$(5,525)	$23,832	$29,357	$(4,520)	$24,837

Amortization expense for intangible assets was $0.4 million for the three months ended June 28, 2014, and $0.2 million for the three months ended June 29, 2013. Amortization expense for intangible assets was $1.1 million for the nine months ended June 28, 2014, and $0.5 million for the nine months ended June 29, 2013. Amortization expense is estimated to be approximately $1.4 million each for fiscal years 2014 and 2015 and $1.3 million for fiscal years 2016, 2017 and 2018.

Note Q—Subsequent Events
In response to our recent financial performance and our near-term view of business conditions, in August 2014 we announced the implementation of certain strategic initiatives, as well as others under evaluation, that are designed to improve net profitability. We have initiated a reorganization of key business functions and administrative structure at all levels and across all business units to streamline decision-making and information flow, as well as reduce duplicative and excess fixed costs. The reorganization is designed to de-layer the management structure, leverage back-office functions, and streamline departments through the use of information technology systems that have recently been, or are currently being, implemented. We are also evaluating other initiatives focused on improving net profitability in the face of continued marketplace weakness. These include (a) the restructuring of our manufacturing platform to lower product cost and strategically reduce capacity on certain product lines, and (b) a comprehensive rationalization of all under-performing business units, product lines and sales channels. The strategic initiatives being implemented or contemplated had no impact on our financial results for the quarter ended June 28, 2014.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements
The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by or on behalf of the Company. We may from time to time make written or oral statements that are “forward-looking,” including statements contained in this report and other filings with the SEC in our press releases, in oral statements, and in other reports to our shareholders. All statements, other than statements of historical fact, which address activities, actions, initiatives, events or developments that we expect or anticipate will or may occur in the future are forward-looking statements. The words “estimate”, “project”, “forecast”, “anticipate”, “expect”, “intend”, “believe” and similar expressions, and discussions of strategy or intentions, are intended to identify forward-looking statements.
The forward-looking statements in this Form 10-Q are based on our expectations and are necessarily dependent upon assumptions, estimates and data that we believe are reasonable and accurate but may be incorrect, incomplete or imprecise. Forward-looking statements are also subject to a number of business risks and uncertainties, any of which could cause actual results or actions to differ materially from those set forth in or implied by the forward-looking statements. The risks and uncertainties include, among others:

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
A detailed discussion of significant risk factors that have the potential to cause actual results or actions to differ materially from our expectations is described under the subheading "Risk Factors" in our Form 10-K for our fiscal year ended June 29, 2013, filed with the SEC, and in Part II, Other Information, Item 1A, Risk Factors, in this Form 10-Q. Any forward-looking statements in this Form 10-Q do not purport to be predictions of future events, actions or circumstances and may not be realized. Any forward-looking statements are made only as of the date of this Form 10-Q and we do not undertake publicly to update or revise the forward-looking statements even if it becomes clear that any such statements or any projected results will not be realized or that any contemplated actions or initiatives will not be implemented.
The risks described in our Form 10-K for our fiscal year ended June 29, 2013, and in this Form 10-Q are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition, and/or operating results.

Business Outlook
Weak market conditions resulting from the sluggish economy are having a negative effect on the apparel industry in general. Much of our retail customer base is struggling to meet their sales goals and is deferring orders until inventory is worked through. Historically our broad customer base across most channels of distribution has allowed Delta Apparel to continue to grow even in periods of weak retail demand. This has not proved true over the past twelve months where we have experienced a decline in sales for the first time in more than a decade. While the cause of our sales decline is due primarily to external economic conditions, the more than proportional decline in our operating profits stems from the existing level of fixed cost within the organization weighing against reduced net sales. Therefore, it is imperative that we adjust the fixed cost structure within Delta Apparel to give us the ability to operate profitably in the current business conditions.
We have begun a reorganization of our administrative structure at all levels to streamline decision-making and information flow, as well as reduce duplicative and excess fixed costs. Workforce reductions are taking place designed to de-layer the management structure, leverage back-office functions, and streamline departments through the use of information technology systems that have recently been, or are currently being, implemented. The headcount reductions should result in approximately $7 million in annualized savings, with about $5 million recognized in fiscal year 2015. We expect to incur approximately $2.5 million in severance-related expenses associated with these reductions, with the majority being expensed in the fourth quarter of fiscal 2014.
We are also maintaining a sharp focus on improving our supply chain, lowering product costs and reducing the operating capital required in the business. A number of steps have already been taken, and we are anticipate further action during fiscal year 2015. The restructuring of our manufacturing platform should allow us to improve service to our customers with streamlined product development and shorter lead times to fulfill orders. These actions under evaluation, along with steps already taken, should reduce capacity in certain product lines until marketplace conditions improve, allowing us to recoup capital currently employed in the business. Further actions that we may take related to our manufacturing platform would most likely come with upfront cash and non-cash restructuring costs, but are expected to further position the Company for significantly lower overall product cost as capacity is brought back on-line when the market strengthens.
Concurrently, we are undertaking a comprehensive rationalization analysis of our under-performing business units, product lines and sales channels. This assessment should enable us to focus our capital and other resources on areas that show the most profitable growth opportunities, and to de-emphasize or eliminate others. We have invested in a number of new product lines and distribution channels over the past several years. Some, such as Art Gun and Salt Life, have become our current growth engines and have strong profit potential. Others have not met our expectations and may be reduced or eliminated, with the capital associated with these initiatives redirected to areas where we can achieve a greater return. It will be challenging as we progress through the implementation and evaluation of these strategic initiatives, but the leaders of our business are committed to taking the necessary steps to position Delta Apparel as a strong and profitable business, and provide value to our shareholders.
Beyond the steps being taken with these strategic initiatives, we have other reasons to be encouraged about Delta Apparel. Salt Life continues to have good top-line growth with strong profitability. The brand recognition is expanding rapidly as evidenced by a proliferation of Salt Life decals and products seen across the entire country, on the coast as well as inland. We are beginning to see the results of our brand marketing efforts in California, and will continue the grass-roots marketing on the West Coast with tournament sponsorships and brand ambassadors. Salt Life's new performance line is meeting with great success and we are pleased to say that Salt Life has become the number one apparel brand with certain retailers.

Art Gun, reflecting the expanding popularity of e-commerce purchasing, enjoyed sales growth of nearly 25% for the quarter, continuing the strong growth trends of the past several quarters. We have additional capacity being installed in advance of the upcoming holiday season. This should give us the capacity to support the growth expected by our customers while maintaining the service levels Art Gun is known for.
While our Soffe business remains challenging with better department stores, we did re-establish the Soffe brand on the retail floor in key mid-tier stores with good success this spring. It appears our Soffe spring product was on-trend and received well by consumers. Our military business remains solid and we were pleased to be awarded new government contracts for products which should start shipping in the first quarter of fiscal 2015. We continue to get positive feedback on the Soffe brand and believe it can return to a place of prominence in our brand portfolio.
The Game began shipments to college bookstores in the June quarter and its college sales were on par with the prior year. Based on our order back-log, double-digit sales growth is anticipated for our college line in the September quarter.
Junkfood continues to be sought after by retailers wanting to bring in a fresh perspective to licensed tees, and we expect to see continued growth as retailers search for new products to help drive traffic to stores. In May, our Junk Food™ flagship retail store opened in Venice, California, an excellent location to showcase the iconic Junkfood brand to consumers. Currently the fashionable new store on Abbot Kinney Boulevard is meeting our expectations and we anticipate seeing strong growth as new businesses open in the area surrounding our store.
Our brands continue to enjoy strong consumer recognition and our products appear to be on-trend. As retail traffic improves, we anticipate a solid rebound in sales of our branded and basic products. Our efforts to reduce fixed costs and further improve our supply chain should provide for greatly improved profitability as the economy and consumer spending for apparel strengthens.

EARNINGS GUIDANCE
With the significant initiatives we are undertaking, along with those currently being evaluated, we are unable to confirm prior financial guidance and believe it is prudent to suspend financial guidance for the remainder of our fiscal 2014 year and for fiscal 2015.

Results of Operations
Net sales for the 2014 June quarter were $123.5 million, a decrease of 7.5% compared to the prior year quarter net sales of $133.6 million. This was primarily due to weak market conditions resulting from the continued sluggish economy. For the first nine months of fiscal year 2014, sales decreased by 6.2% to $338.0 million, compared to $360.4 million for the first nine months of fiscal year 2013. Our direct-to-consumer sales and e-commerce sales represented 3.0% of total revenues for the 2014 June quarter, a 100 basis point increase over the same period last year. For the first nine months of 2014, our direct-to-consumer and e-commerce sales represented 2.8% of total revenues, a 70 basis point increase over the same period last year.
Gross margins declined by 220 and 250 basis points from the prior year quarter and nine month period, respectively. Both the basics and branded segments contributed to the decline in gross margins. Weak market conditions drove continued pricing pressure from retailers and wholesale customers. Gross margins were further impacted as our fixed costs remained static on lower net sales.
Selling, general, and administrative ("SG&A") expenses were $21.1 million, or 17.1% of sales, for the quarter ended June 28, 2014, compared to $23.5 million, or 17.6% of sales, in the prior year period. For the first nine months of fiscal year 2014, SG&A expenses were 18.4% of sales compared to 19.2% for the same period of fiscal year 2013. Our continuing efforts to better leverage our back-office functions and reduce overhead expenses, along with lower management incentive costs, were the primary reasons for the improvement in SG&A expenses for the third quarter and the first nine months of 2014.
Net interest expense for the third quarter of fiscal year 2014 was $1.5 million compared to $1.0 million for the same quarter last year. For the first nine months of fiscal year 2014, interest expense totaled $4.4 million compared to $2.9 million in the prior year. The increase from the prior year is due primarily to the increased debt related to the Salt Life Acquisition and the Honduran manufacturing expansion.
Our effective income tax benefit for the nine months ended June 28, 2014, was 92.6%, compared to an effective tax benefit of 9.2% for the same period last year. We benefit from having income in foreign jurisdictions that are either exempt from income taxes or have tax rates lower than the United States. Based on our current projections, our estimated effective income tax rate for the fiscal year ending September 27, 2014, is 93%. However, the effective tax rate is highly variable based on the actual amount of U.S. taxable profits or losses compared to the profits maintained in the offshore taxable and tax-free jurisdictions.
We had net earnings for the quarter of $2.2 million, or $0.27 per diluted share, compared with net earnings of $4.0 million, or $0.48 per diluted share, in the prior year quarter. Net loss for the first nine months of fiscal year 2014 was $0.2 million, or $0.02 per diluted share, compared to earnings of $5.6 million, or $0.67 per diluted share, in the prior year nine month period.
At June 28, 2014, accounts receivable were $70.1 million compared to $74.8 million in the prior year June. Days sales outstanding increased to 52 days as of June 28, 2014, compared to 51 days in the prior year June.

Inventory levels increased $6.2 million from June 29, 2013, to $165.8 million at June 28, 2014. The increase from June 29, 2013, is due to lower than expected sales in the third quarter and year to date 2014.
Capital expenditures were $2.1 million during the third quarter of fiscal year 2014, and $7.7 million in the first nine months of fiscal year 2014. Our expenditures for the first nine months primarily related to our manufacturing expansion as well as ongoing enhancements to our information technology structure. Depreciation and amortization, including non-cash compensation, was $2.3 million for the third quarter of fiscal year 2014 and $7.4 million for the first nine months of fiscal year 2014.
Total debt at June 28, 2014, was $139.2 million compared to $98.3 million a year ago. The increase is principally due to the Salt Life Acquisition.
Branded Segment
Sales in our branded segment were hurt by overall slowness at retail, with sales of $50.0 million for the third quarter of fiscal year 2014 compared to $55.5 million in the prior year period. For the first nine months of fiscal year 2014, net sales in our branded segment were $141.8 million compared to $156.1 million in the prior year period. Salt Life and Art Gun continued their double-digit sales growth during the quarter but not a pace adequate to offset sales declines in the other branded segment businesses. Sales of Salt Life branded products increased 16% in the June quarter over the prior year quarter, with sales up 24% year to date. The sluggish economy and unusual weather appears to have reduced traffic to vacation and resort destinations, reducing Salt Life's growth with independent retailers in the June quarter. Strong growth has continued for Salt Life in its other sales channels, including department stores and active lifestyle retail chains. Art Gun enjoyed sales growth of nearly 25% for the quarter, continuing the strong growth trends of the past several quarters. Soffe sales during the quarter were not as strong as anticipated despite returned placements at major mid-tier retailers. Overall weakness across other Soffe sales channels offset the incremental mid-tier placements, resulting in a sales decline of about 10% in the third quarter. Junkfood experienced strong growth with its boutique and specialty store customers during the quarter. Although this growth was significant, unsettled conditions within one of Junkfood's large retail customer groups hampered sales and resulted in a sales decline of nearly 20% for the third quarter.
Despite the 10% sales decline, branded segment operating income was about flat with the prior year quarter with a loss of $0.6 million, or 1.1% of sales. In the first nine months of 2014, operating income improved by $0.6 million to a loss of $3.9 million, or 2.8% of sales.
Basics Segment
Net sales in our basics segment were $73.5 million in the third quarter, a 6% decrease from $78.0 million in the prior year period. For the first nine months of fiscal year 2014, net sales in our basics segment were $196.2 million compared to $204.3 million in the prior year period. Sales of basic, undecorated tees continued to suffer from weak demand and an over-inventoried environment driving ongoing promotional price discounting. Although sales of private label products declined in the June quarter, additional programs with existing customers are in development and programs with new customers are underway. Static fixed costs weighing against reduced net sales lowered operating margins in the basics segment by 390 basis points to 2.9% of sales in the third quarter of fiscal year 2014, compared to 6.8% of sales in the third quarter of fiscal year 2013. In the first nine months of 2014, operating income declined to $5.7 million, or 2.9% of sales, compared to $12.6 million, or 6.2% of sales, for the same period last year.

Liquidity and Capital Resources
Our primary cash needs are for working capital and capital expenditures, as well as to fund share repurchases under our Stock Repurchase Program.
Operating Cash Flows
Operating activities provided $3.0 million in cash for the first nine months of fiscal year 2014 compared to $16.2 million for the first nine months of 2013. The decrease in operating cash flow in the first nine months of fiscal year 2014 compared to the prior year period was primarily due to decreased earnings in the business. This was partially offset by the release of $3.0 million held in an escrow account from the Salt Life Acquisition.
Investing Cash Flows
Capital expenditures during the first nine months of 2014 were $7.7 million compared to $6.2 million for the same period last year. The capital expenditures for the first nine months of fiscal year 2014 were primarily related to the expansion of our textile operations, along with investments in our information technology systems. We anticipate our fiscal year 2014 capital expenditures to be approximately $10.0 million.
Financing Activities
During the first nine months of 2014, cash provided by financing activities was $4.3 million compared to $11.3 million used in financing activities in the same period last year. The cash provided by our financing activities funded our working capital and capital expenditures as well as our share repurchases in the first nine months of fiscal year 2014.

While we expect to use cash flow generated by our operations in the fiscal 2014 fourth quarter to lower debt levels, the strategic initiatives we have begun, as well as those currently under evaluation, carry expenses that will put further leverage on the business in the upcoming quarters. As such, the cash flow generated by our operations and funds available under our current financing arrangements may not be sufficient to service our debt payment requirements, satisfy our foreseeable working capital needs, and fund necessary capital expenditures. We are currently discussing our financing arrangements with our lenders, and generally believe that we have their support as we navigate through these choppy economic times and implementation of our strategic initiatives. Once these strategic initiatives are completed, the expected improvements in profitability should then allow us to de-lever the business to historical levels. Any material deterioration in our results of operations, beyond those currently contemplated, may result in our inability to borrow and to issue letters of credit to suppliers under financing arrangements, or may cause the borrowing availability under our facilities to be insufficient for our needs.
Purchases By Delta Apparel Of Its Own Shares
During the nine months ended June 28, 2014, we purchased 78,674 shares of our common stock for a total cost of $1.2 million (see Note N-Repurchase of Common Stock). As of June 28, 2014, we had $4.7 million of our share repurchase authorization remaining. We evaluate current leverage, working capital requirements, the free cash flow outlook, stock valuation and future business opportunities for capital to determine when we believe the repurchase of our stock is a sound investment opportunity that we can pursue without sacrificing future growth plans.

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

Yarn with respect to which we have fixed cotton prices at June 28, 2014, was valued at $23.3 million, and is scheduled for delivery between July 2014 and November 2014. At June 28, 2014, a 10% decline in the market price of the cotton covered by our fixed price yarn would have had a negative impact of approximately $2.0 million on the value of the yarn. This compares to what would have been a negative impact of $1.1 million at the 2013 fiscal year-end based on the yarn with fixed cotton prices at June 29, 2013. The impact of a 10% decline in the market price of the cotton covered by our fixed price yarn would have been greater at June 28, 2014, than at June 29, 2013, due to increased commitments and higher average cost per pound fixed at June 28, 2014, compared to June 29, 2013.
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
Interest Rate Sensitivity
Our U.S. revolving credit facility provides that the outstanding amounts owed shall bear interest at variable rates. If the amount of outstanding floating rate indebtedness at June 28, 2014, under the U.S. revolving credit facility had been outstanding during the entire three months ended June 28, 2014, and the interest rate on this outstanding indebtedness was increased by 100 basis points, our expense would have increased by approximately $90 thousand, or 6.1%, of actual interest expense, during the quarter. This compares to an increase of $588 thousand, or 14.7%, for the 2013 fiscal year based on the outstanding floating rate indebtedness at June 29, 2013, or an average of $147 thousand per quarter. The dollar amount, as well as the percentage, of the increase in interest expense is lower as of June 28, 2014, primarily due to the swap agreements that were entered into during the quarter ended September 28, 2013. The actual increase in interest expense resulting from a change in interest rates would depend on the magnitude of the increase in rates and the average principal balance of floating rate indebtedness.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 28, 2014, and, based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures were effective at the evaluation date.
Changes in Internal Control Over Financial Reporting
There was no change during the third quarter of fiscal year 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings
See Note M—Legal Proceedings in Item 1, which is incorporated herein by reference.

Item 1A. Risk Factors
In addition to the risk factors set forth in our Form 10-K for our fiscal year ended June 29, 2013, the following significant risk factor has the potential to cause actual results or actions to differ materially from our expectations:

The inability to successfully implement certain strategic initiatives could adversely affect our financial position and results of operations. In response to our recent financial performance and results of operations, as well as our near-term view of apparel market conditions, we have initiated a reorganization of our administrative structure at all levels to streamline decision-making and information flow as well as reduce duplicative and excess fixed costs. In addition, we are currently evaluating other strategic initiatives focused on improving net profitability in the face of continued marketplace weakness. These other initiatives include (i) further restructuring our manufacturing platform to lower product cost and strategically reduce capacity on certain product lines, and (ii) a comprehensive rationalization of all business units, product lines and sales channels. The reorganization, as well as the other initiatives under evaluation, are expected to lower our costs, reduce the capital required for our business, allow for the redeployment of capital to higher-performing and higher-potential areas of our business, and improve our results of operations. However, the failure or inability to carry out these initiatives, any unexpected increases in the costs to carry out these initiatives, or the failure to achieve the cost savings or other financial or performance benefits expected from these initiatives could have a material adverse effect on our financial position or results of operations.

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

DELTA APPAREL, INC. (Registrant)
Date	August 6, 2014	By:	/s/ Deborah H. Merrill
Deborah H. Merrill Vice President, Chief Financial Officer and Treasurer