Form 10-K
period 2014-09-27
DELTA APPAREL, INC
filed 2014-12-10
CIK 1101396

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Fiscal Year Ended September 27, 2014
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
As of March 29, 2014, the aggregate market share of the registrant’s voting stock held by non-affiliates of the registrant (based on the last sale price for such shares as quoted by the NYSE MKT was approximately $118.4 million.
The number of outstanding shares of the registrant’s Common Stock as of November 21, 2014 was 7,878,428.
DOCUMENTS INCORPORATED BY REFERENCE:Certain information required in Part III of this Form 10-K shall be incorporated from the registrant’s definitive Proxy Statement to be filed pursuant to Regulation 14A for the registrant’s 2014 Annual Meeting of Shareholders currently scheduled to be held on February 4, 2015.

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
The forward-looking statements in this Annual Report are based on our expectations and are necessarily dependent upon assumptions, estimates and data that we believe are reasonable and accurate but may be incorrect, incomplete or imprecise. Forward-looking statements are also subject to a number of business risks and uncertainties, any of which could cause actual results to differ materially from those set forth in or implied by the forward-looking statements. The risks and uncertainties include, among others:

•	the volatility and uncertainty of cotton and other raw material prices;

•	the general U.S. and international economic conditions;

•	the competitive conditions in the apparel industry;

•	restrictions on our ability to borrow capital or service our indebtedness;

•	the inability to successfully implement strategic initiatives;

•	deterioration in the financial condition of our customers and suppliers and changes in the operations and strategies of our customers and suppliers;

•	our ability to predict or react to changing consumer preferences or trends;

•	pricing pressures and the implementation of cost reduction strategies;

•	changes in economic, political or social stability at our offshore locations;

•	our ability to attract and retain key management;

•	the effect of unseasonable weather conditions on purchases of our products;

•	significant changes in our effective tax rate;

•	interest rate fluctuations increasing our obligations under our variable rate indebtedness;

•	the ability to raise additional capital;

•	the ability to grow, achieve synergies and realize the expected profitability of recent acquisitions;

•	the volatility and uncertainty of energy and fuel prices;

•	material disruptions in our information systems related to our business operations;

•	data security or privacy breaches;

•	significant interruptions within our manufacturing or distribution operations;

•	changes in or our ability to comply with safety, health and environmental regulations;

•	significant litigation in either domestic or international jurisdictions:

•	the ability to protect our trademarks and other intellectual property;

•	the ability to obtain and renew our significant license agreements;

•	the impairment of acquired intangible assets;

•	changes in e-commerce laws and regulations;

•	changes in international trade regulations;

•	changes in employment laws or regulations or our relationship with employees;

•	cost increases and reduction in future profitability due to recent healthcare legislation;

•	foreign currency exchange rate fluctuations;

•	violations of manufacturing standards or labor laws or unethical business practices by our suppliers and independent contractors;

•	the illiquidity of our shares;

•	price volatility in our shares and the general volatility of the stock market; and

•	the costs required to comply with the regulatory landscape regarding public company governance and disclosure.
A detailed discussion of significant risk factors that have the potential to cause actual results to differ materially from our expectations is described in Part 1 under the heading of “Risk Factors.” Any forward-looking statements do not purport to be predictions of future events or circumstances and may not be realized. Further, any forward-looking statements are made only as of the date of this Annual Report and we do not undertake publicly to update or revise the forward-looking statements even if it becomes clear that any such statements or any projected results will not be realized or that any contemplated strategic initiatives will not be implemented.

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
We operate on a 52-53 week fiscal year ending on the Saturday closest to September 30. On August 26, 2013, our Board of Directors determined that the Company's fiscal year will begin on the Sunday closest to September 30th of each year and end on the Saturday closest to September 30th of each year. The change was intended to better align our planning, financial and reporting functions with the seasonality of our business. The 2014, 2013 and 2012 fiscal years were 52-week years and ended on September 27, 2014, June 29, 2013, and June 30, 2012, respectively. The transition period was a 13-week quarter and ended on September 28, 2013 to coincide with the change in our fiscal year end.
OVERVIEW
Delta Apparel, Inc. is an international apparel design, marketing, manufacturing and sourcing company that features a diverse portfolio of lifestyle basics and branded activewear apparel and headwear. We specialize in selling casual and athletic products through a variety of distribution channels and distribution tiers, including specialty stores, boutiques, department stores, mid and mass channels, e-retailers, college bookstores and the U.S. military. Our products are also made available direct-to-consumer on our websites at www.soffe.com, www.junkfoodclothing.com, www.saltlife.com and www.deltaapparel.com. We believe this diversified distribution allows us to capitalize on our strengths to provide casual activewear and headwear to consumers purchasing from most types of retailers.
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
ACQUISITIONS
We became a diversified branded apparel company through eight acquisitions which we have completed since October 2003. These acquisitions added well-recognized brands and licensed properties to our portfolio, expanded our product offerings and broadened our distribution channels and customer base.

Business	Date of Acquisition	Business Segment
Salt Life	August 27, 2013	Branded
The Cotton Exchange	July 12, 2010	Branded
Art Gun	December 28, 2009	Basics
To The Game	March 29, 2009	Branded
FunTees	October 2, 2006	Basics
Intensity Athletics	October 3, 2005	Branded
Junkfood Clothing	August 22, 2005	Branded
M.J. Soffe	October 3, 2003	Branded
BUSINESS SEGMENTS
We operate our business in two distinct segments: branded and basics. Although the two segments are similar in their production processes and regulatory environments, they are distinct in their economic characteristics, products, marketing and distribution methods. During fiscal year 2014, a review of our operating segments determined that the operations of our Art Gun business more closely align with those of our basics segment rather than our branded segment. As a result of this determination, our Art Gun business has been reclassified from the branded to basics segment in all periods presented in Note 13 - Business Segments.
The branded segment is comprised of our business units which are focused on specialized apparel garments and headwear to meet consumer preferences and fashion trends, and includes Soffe, Junkfood, To The Game and Salt Life. These branded embellished and unembellished products are sold through specialty and boutique shops, upscale and traditional department stores, mid-tier retailers, sporting goods stores, college bookstores and the U.S. military. Products in this segment are marketed under our lifestyle brands of Soffe®, Intensity Athletics®, Junk Food®, The Game®, American Threads™, and Salt Life® as well as other labels.

The basics segment is comprised of our business units primarily focused on garment styles that are characterized by low fashion risk, and includes our Delta Catalog, FunTees and Art Gun businesses. We market, distribute and manufacture for sale unembellished knit apparel under the main brands of Delta Pro Weight® and Delta Magnum Weight® for sale to a diversified audience ranging from large licensed screen printers to small independent businesses. We also manufacture private label products for major branded sportswear companies, retailers, corporate industry programs, e-retailers, and sports licensed apparel marketers. Art Gun produces custom private label garments through digital printing. Typically these products are sold with value-added services such as hangtags, ticketing, hangers, and embellishment so that they are fully ready for retail.
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
We market fashion apparel garments and headwear under our primary brands of Soffe®, Intensity Athletics®, Junk Food®, Salt Life®, and The Game®, as well as other labels. We market our basic apparel garments under our Delta brand.
Soffe is positioned in the marketplace as an All-American lifestyle activewear company that designs, produces, and markets products for men, women, and children. The women's offerings are inspired by Soffe's heritage in cheerleading and include both a performance segment made for working out that utilizes technical fabrics and a collection of crossover fun, fashion apparel that can be worn to and from the gym.   The Soffe signature fit resonates with our core, junior consumer base.  As a supplier to the military since 1946, the men's offerings are rooted in our military heritage.  Our mens collections leverage performance fabrics and channel the military's authenticity with an emphasis on the soldier, the original elite athlete.  We also support the on-the-field female athlete under our Intensity Athletics brand. Intensity Athletics incorporates fashion on the field and trend-leading fits to create uniforms, practice gear, and accessories.
Junkfood emerged in 1998 as the original vintage t-shirt company.  Known for its soft, comfortable fabrics and witty art, Junk Food is a celebrity favorite carried in the top stores throughout the world, including branded collaborations with Bloomingdales, Nordstrom, Gap Inc. and other notable brands and retailers.  Also a licensing powerhouse, Junkfood has distribution rights to over 800 pop-culture properties across multiple categories including rock & roll, iconic fictional characters, movies, sports, and foods and beverages. The Junk Food brand continues to expand beyond its iconic tee shirt collections with new apparel categories, accessories, footwear, and headwear. Junkfood also recently opened its first flagship retail store on iconic Abbot Kinney in Venice, California. Junkfood's diversified business model includes both private and branded labels, with a portfolio that includes Junk Food®, Junk Food Art House, Wknd, Paint + Cloth™, Stray Heart™, The Neighborhood Thieves®, Love + Art™, and True Vintage®.
Salt Life is an authentic, aspirational and lifestyle brand that embraces those who love the ocean and everything associated with living the "Salt Life". Founded in 2003 by four avid watermen from Jacksonville Beach, Florida, the Salt Life brand has widespread appeal with ocean enthusiasts worldwide. From fishing, diving and surfing, to beach fun and sun-soaked relaxation, the Salt Life brand says "I live the Salt Life". Salt Life's distribution includes surf shops, specialty stores, department stores and sporting goods retailers.
The Game is an All-American sportswear and headwear company. Its innovative designs and superior quality products are sold nationally through sporting goods, college, outdoor, and specialty stores in addition to team dealers. The Game's signature headwear designs include “The Bar” and “The Circle” which are well recognized by consumers across the country. Worn by college athletes at over 1,000 colleges and universities, The Game is proud to be the headwear worn by many NCAA baseball and softball champions. The Game products also include American Threads™, an American-made collegiate apparel and headwear collection.
Delta offers a wide assortment of basic, high-quality apparel garments for the entire family under its primary brand names Delta Pro Weight® and Delta Magnum Weight®. Delta products are offered in a broad range of colors available in six-month infant to adult sizes up to 5X. The Pro Weight® line represents a diverse selection of mid-weight, 100% cotton silhouettes in a large color palette. The Magnum Weight® line is designed to give our customers a variety of silhouettes in a heavier-weight, 100% cotton fabric. We recently launched a fleece program, which includes a trendy light-weight French terry line and a comfortable heavy-weight fleece. These unisex products help Delta meet the seasonal demands of our diversified customer base. The upcoming year brings a new 100% polyester fabric to the popular Delta Dri™ performance t-shirt line. These products wick moisture away from the skin and also include an anti-microbial finish for odor control. Delta Dri™ products are offered in long and short sleeves for adults and short sleeves for youth. Also new in the upcoming year is the Delta Soft Collection, its 30 singles soft spun yarn incorporates finer, specialty yarn to create an ultra-soft garment. We are offering this product line in adult, ladies, youth and juvenile sizes in a variety of colors.
FunTees designs, markets and manufactures private label custom knit t-shirts primarily to major branded sportswear companies, including Nike, Quiksilver and Columbia Sportswear. The majority of this merchandise is embellished. Additionally, we offer our customers a wide variety of packaging services so that products can be shipped store-ready.
Art Gun is a leader in direct-to-garment printing, with one of the most highly automated factory processes for delivering on-demand, direct-to-garment, digitally printed garments of all types. We print single, custom garments and ship products to consumers in over 40 countries worldwide.

A key to our business success is our ability to anticipate and quickly respond to changing consumer preferences. Our art team reviews trend reports, concepts and color trends to keep our products and designs in style. This information is used by our in-house designers and merchandisers, along with our sales and marketing personnel, who review market trends, sales results and the popularity of our latest products to design new merchandise to meet the expected future demands of our consumers.
TRADEMARKS AND LICENSE AGREEMENTS
We own several well-recognized trademarks that are important to our business. Soffe® has stood for quality and value in the athletic and activewear market for more than sixty years and Junk Food® has been known as a leading vintage t-shirt brand since 1998. The Game® and Kudzu® have been registered trademarks since 1989 and 1995, respectively. Associated with The Game®, we also have registered trademarks for the Three-Bar, Two-Bar, Split-Bar and Circle Designs, which are recognized collegiate designs. Other registered trademarks include Salt Life®, Pro Weight®, Magnum Weight®, the Delta Design, American Threads™, The Cotton Exchange®, Quail Hollow®, and Intensity Athletics®. Our trademarks are valuable assets that differentiate the marketing of our products. We vigorously protect our trademarks and other intellectual property rights against infringement.
We have distribution rights to other trademarks through license agreements. The Soffe and The Game business units are official licensees for most major colleges and universities. Junkfood has rights to distribute trademarked apparel across athletics (including the NFL and NBA), music, entertainment, foods and beverages, and numerous other pop-culture categories. We also have license agreements for motorsports properties (including NASCAR), Churchill Downs, golf and other various resort properties. Our license agreements are typically non-exclusive in nature and have terms that range from one to three years. Historically we have been able to renew our license agreements; however, the loss of certain license agreements could have a material adverse effect on our results of operations. Although we are not dependent on any single license, our license agreements collectively are of significant value to our branded segment.
SALES & MARKETING
Our sales and marketing function consists of both employed and independent sales representatives and agencies located throughout the country. In our branded segment, sales teams service specialty and boutique, upscale and traditional department stores, sporting goods, outdoor, military, and college bookstore customer bases. We also have a growing international presence with our Junk Food® products in Canada, Europe, Asia and Australia. In our basics segment, we sell our knit apparel products primarily direct to large and small screen printers and into the promotional products markets. Our private label products are sold primarily to major branded sportswear companies. Additionally, our brands leverage both in-house and outsourced marketing communications professionals to amplify their lifestyle statements.
During fiscal year 2014, we shipped our products to approximately 12,000 customers, many of whom have numerous retail "doors". No single customer accounted for more than 10% of sales in fiscal year 2014, the transition period ended September 28, 2013, or fiscal years 2013, 2012, and our strategy is to not become dependent on any single customer. Revenues attributable to sales of our products in foreign countries, as a percent of our consolidated net sales, represented approximately 2% in fiscal year 2014, 4% in the transition period ended September 28, 2013, 2% in fiscal year 2013, and 1% in fiscal year 2012.
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
We believe that competition within our branded segment is based primarily upon design, brand recognition, and consumer preference. We focus on sustaining the strong reputation of our brands by adapting our product offerings to changes in fashion trends and consumer preferences. We aim to keep our merchandise offerings fresh with unique artwork and new designs, and support the integrated lifestyle statement of our products through effective consumer marketing. We believe that our favorable competitive position stems from strong consumer recognition and brand loyalty, the high quality of our products, and our flexibility and process control, which drive product consistency. We believe that our ability to remain competitive in the areas of quality, price, design, marketing, product development, manufacturing, technology and distribution will, in large part, determine our future success.
Competition in our basics business is generally based upon price, service, delivery time and quality, with the relative importance of each factor depending upon the needs of the particular customers and the specific product offering. This business is highly price competitive and competitor actions can greatly influence pricing and demand for our products. While price is still important in the private label market, quality and service are more important factors for customer choice. Our ability to consistently service the needs of our private label customers greatly impacts future business with these customers.
SEASONALITY
Although our various product lines are sold on a year-round basis, the demand for specific products or styles reflects some seasonality, with sales in our June fiscal quarter typically being the highest and sales in our December fiscal quarter typically being the lowest. As we continue to expand our product offerings, the seasonality in our business has become less pronounced. The percentage of net sales by quarter for the year ended September 27, 2014, was 22%, 25%, 28% and 25% for the first, second, third, and fourth fiscal quarters, respectively. Consumer demand for apparel is cyclical and dependent upon the overall level of demand for soft goods, which may or may not coincide with the overall level of discretionary consumer spending. These levels of demand change as regional, domestic and international economic conditions change. Therefore, the distribution of sales by quarter in fiscal year 2014 may not be indicative of the distribution in future years.
MANUFACTURING
We have a vertically integrated manufacturing platform that supports both our branded and basics segments. Our manufacturing operations begin with the purchase of yarn and other raw materials from third-party suppliers. We manufacture fabrics in either our owned domestic textile facility located in Maiden, North Carolina or at Ceiba Textiles, our leased textile facility located near San Pedro Sula, Honduras. The manufacturing process continues at one of our seven apparel manufacturing facilities where the products are ultimately sewn into finished garments. We either own these facilities or lease and operate them. These facilities are located domestically (two in North Carolina) and internationally (two in Honduras, one in El Salvador and two in Mexico). Our garments may also be embellished and prepared for retail sale (with any combination of services, including ticketing, hang tags, and hangers). These facilities are located domestically (one in Alabama, one in Florida and one in North Carolina) and internationally (one in El Salvador and one in Mexico). In fiscal year 2014, the transition period ended September 28, 2013 and fiscal years 2013 and 2012, approximately 81%, 85%, 81% and 73%, respectively, of our manufactured products were sewn in company-operated locations. The remaining products were sewn by outside contractors located primarily in the Caribbean Basin.
At the 2014 fiscal year-end, the transition period ended September 28, 2013, and the 2013 and 2012 fiscal year-ends, our long-lived assets in Honduras, El Salvador and Mexico collectively comprised approximately 44%, 44%, 42%, and 44%, respectively, of our total net property, plant and equipment, with our long-lived assets in Honduras comprising 35%, 33%, 31%, and 34% , respectively. See Item 1A. Risk Factors for a description of risks associated with our operations located outside of the United States.
To supplement our internal manufacturing platform, we purchase fabric, undecorated products and full-package products from independent sources throughout the world. In fiscal year 2014, the transition period ended September 28, 2013 and fiscal years 2013 and 2012, we sourced approximately 19%, 15%, 19% and 27%, respectively, of our products from third parties.
RAW MATERIALS
We have a supply agreement with Parkdale Mills, Inc. and Parkdale America, LLC (collectively "Parkdale") to supply our yarn requirements until December 31, 2015. Under the supply agreement, we purchase from Parkdale all of our yarn requirements for use in our manufacturing operations, excluding yarns that Parkdale does not manufacture or cannot manufacture due to temporary capacity constraints. The purchase price of yarn is based upon the cost of cotton plus a fixed conversion cost. If Parkdale’s operations are disrupted and it is not able to provide us with our yarn requirements, we may need to obtain yarn from alternative sources. Although alternative sources are presently available, we may not be able to enter into short-term arrangements with substitute suppliers on terms as favorable as our current terms with Parkdale. In addition, the cotton futures we have fixed with Parkdale may not be transferable to alternative yarn suppliers. Because there can be no assurance that we would be able to pass along the higher cost of yarn to our customers, this could have a material adverse effect on our results of operations. Moreover, our current contract with Parkdale expires on December 31, 2015, and while we expect to either negotiate an extension agreement with Parkdale or engage an alternative supplier on comparable terms, our inability to do so could negatively affect our business, financial condition and results of operations.
During calendar year 2011, the apparel industry as a whole experienced unprecedented increases in cotton prices leading to ensuing price volatility in calendar 2012. These record high cotton prices, coupled with price discounting that occurred in the basic, undecorated t-shirt market, led to our decision to take a $16.2 million inventory writedown in our basics segment in the December fiscal quarter of 2012, which was the primary factor in the Company's net loss for fiscal year 2012.
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
EMPLOYEES AND SOCIAL RESPONSIBILITY
As of September 27, 2014, we employed approximately 6,800 full time employees, of whom approximately 1,500 were employed in the United States. Approximately 1,000 employees at one of our facilities in San Pedro Sula, Honduras are party to a three-year collective bargaining agreement which was recently extended and approximately 1,200 employees at a separate facility in San Pedro Sula, Honduras are party to a three-year collective bargaining agreement. We have historically conducted our operations without significant labor disruptions and believe that our relations with our employees are good.  We have invested significant time and resources in attempting to cause the working conditions in all of our facilities to meet or exceed the standards imposed by the governing laws and regulations.  We have obtained WRAP (Worldwide Responsible Accredited Production) certification for all of our manufacturing facilities that we operate in Honduras, El Salvador and Mexico and for our Maiden, North Carolina facility in the United States.  In 2011, Delta Apparel, Inc., along with all of its affiliated businesses, became a participating company of the FLA (Fair Labor Association).  This affiliation with FLA further enhances human rights compliance monitoring for our plants and our third party contractors.  In addition, we have proactive programs to promote workplace safety, personal health, and employee wellness.  We also support educational institutions and charitable organizations in the communities where we operate.
ENVIRONMENTAL AND REGULATORY MATTERS
We are subject to various federal, state and local environmental laws and regulations concerning, among other things, wastewater discharges, storm water flows, air emissions and solid waste disposal. Our plants generate small quantities of hazardous waste, which are either recycled or disposed of off-site. Most of our plants are required to possess one or more environmental permits, and we believe that we are currently in compliance with the requirements of these permits.
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
RESEARCH & DEVELOPMENT
Although we continually seek new products and brands to take to market via our diverse distribution network and customer base, there were no material amounts expended on research and development in the fiscal year ended September 27, 2014.
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

We operate in a rapidly changing, highly competitive business environment that involves substantial risks and uncertainties, including, but not limited to, the risks identified below. The following factors, as well as factors described elsewhere in this report or in our other filings with the SEC, could materially affect our business, financial condition or operating results and the value of Company securities held by investors and should be carefully considered in evaluating our Company and the forward-looking statements contained in this report or future reports. The risks described below are not the only risks facing Delta Apparel. Additional risks not presently known to us or that we currently do not view as material may become material and may impair our business operations. Any of these risks could cause, or contribute to causing, our actual results to differ materially from expectations. We expressly disclaim any obligation to publicly update or revise any risk factors, whether as a result of new information, future events or otherwise, except as required by law.

The price and availability of purchased yarn and other raw materials is prone to significant fluctuations and volatility. Cotton is the primary raw material used in the manufacture of our apparel products. As is the case with other commodities, the price of cotton fluctuates and is affected by weather, consumer demand, speculation on the commodities market, and other factors that are generally unpredictable and beyond our control. As described under the heading “Raw Materials”, the price of yarn purchased from Parkdale, our key supplier, is based upon the cost of cotton plus a fixed conversion cost. We set future cotton prices with purchase commitments as a component of the purchase price of yarn in advance of the shipment of finished yarn from Parkdale. Prices are set according to prevailing prices, as reported by the New York Cotton Exchange, at the time we enter into the commitments. Thus, we are subject to the commodity risk of cotton prices and cotton price movements, which could result in unfavorable yarn pricing for us. The Company and the apparel industry as a whole experienced unprecedented increases in cotton prices and price volatility during the fiscal year ended June 30, 2012. We were unable to pass through to our customers this higher cost of cotton and ultimately decided to take a $16.2 million inventory write-down in our basics segment in the second quarter of our 2012 fiscal year. This second quarter inventory write-down was the primary factor in the Company's net loss for fiscal year 2012.

In addition, if Parkdale’s operations are disrupted and Parkdale is not able to provide us with our yarn requirements, we may need to obtain yarn from alternative sources. We may not be able to enter into short-term arrangements with substitute suppliers on terms as favorable as our current terms with Parkdale, which could negatively affect our business. Moreover, our current contract with Parkdale expires on December 31, 2015, and while we expect to either negotiate an extension agreement with Parkdale or engage an alternative supplier on comparable terms, our inability to do so could negatively affect our business, financial condition and results of operations.

Current economic conditions may adversely impact demand for our products. The apparel industry is cyclical and dependent upon the overall level of demand for soft goods, which may or may not coincide with the overall level of discretionary consumer spending. These levels of demand change as regional, domestic and international economic conditions change. These economic conditions include, but are not limited to, employment levels, energy costs, interest rates, tax rates, inflation, personal debt levels, and uncertainty about the future, with many of these factors outside of our control. Overall, consumer purchases of discretionary items tend to decline during recessionary periods when disposable income is lower. As such, deterioration in general economic conditions that creates uncertainty or alters discretionary consumer spending habits could reduce our sales. Sometimes, however, the timing of increases or decreases in consumer purchases of soft goods can differ from the timing of increases or decreases in the overall level of economic activity. Weakening sales may require us to reduce manufacturing operations to match our output to demand or expected demand. Reductions in our manufacturing operations may increase unit costs and lower our gross margins, causing a material adverse effect on our results of operations.

The apparel industry is highly competitive, and we face significant competitive threats to our business. The market for athletic and activewear apparel and headwear is highly competitive and includes many new competitors as well as increased competition from established companies, some of which are larger or more diversified and may have greater financial resources than we do. Many of our competitors have competitive advantages, including larger sales forces, better brand recognition among consumers, larger advertising budgets, and greater economies of scale. If we are unable to compete successfully with our competitors, our business and results of operations will be adversely affected.

We may be restricted in our ability to borrow under our revolving credit facility or service our indebtedness. Significant operating losses or significant uses of cash in our operations could cause us to default on our asset-based revolving credit facility. We rely on our credit facility, as well as on cash generated by our operations, to fund our working capital and capital expenditure needs, to make acquisitions, to fund share repurchases under our Stock Repurchase Program and to pay dividends should we choose to do so in the future. Our working capital needs are generally greater in advance of the spring and summer selling seasons. Availability under our credit facility is primarily a function of the levels of our accounts receivable and inventory, as well as the uses of cash in our operations. A significant deterioration in our accounts receivable or inventory levels could restrict our ability to borrow additional funds or service our indebtedness. Moreover, our credit facility includes a financial covenant that if the availability under our credit facility falls below the amounts specified in our credit agreement, our Fixed Charge Coverage Ratio (“FCCR”) (as defined in our credit agreement) for the preceding 12-month period must not be less than 1.1 to 1.0. Although our availability at September 27, 2014, was above the minimum thresholds specified in our credit agreement, a significant deterioration in our business could cause our availability to fall below such thresholds, thereby requiring us to maintain the minimum FCCR specified in our credit agreement. As of September 27, 2014, our FCCR was below the minimum threshold specified in our credit agreement. Our credit facility also includes customary conditions to funding, representations and warranties, covenants, and events of default. The covenants include, among other things, limitations on asset sales, consolidations, mergers, liens, indebtedness, loans, investments, guaranties, acquisitions, dividends, stock repurchases, and transactions with affiliates. If an event of default under our credit facility occurred or became imminent, we may request our credit agreement lenders to provide a waiver. If we were unsuccessful in that endeavor, we could explore alternative sources of capital, whether debt or equity, which would likely be more expensive than the costs we incur under our credit facility. If we were unable to cure an un-waived event of default under our credit facility, we would be unable to borrow additional amounts under the facility, we could be unable to make acquisitions as well as fund share repurchases and pay dividends, and our lenders thereunder could accelerate our obligations under the agreement and foreclose on our assets subject to the liens in their favor. This circumstance would materially adversely affect our financial position and results of operations.

The inability to successfully implement certain strategic initiatives could adversely affect our financial position and results of operations. In response to our recent financial performance and results of operations, as well as our near-term view of apparel market conditions, we initiated a reorganization of our administrative structure at all levels to streamline decision-making and information flow as well as reduce duplicative and excess fixed costs. In addition, we continue to evaluate other strategic initiatives focused on improving net profitability. These other initiatives include (i) further restructuring our manufacturing platform to lower product costs and strategically reduce capacity on certain product lines, and (ii) a comprehensive rationalization of all business units, product lines and sales channels. The failure or inability to carry out these initiatives, any unexpected increases in the costs to carry out these initiatives, or the failure to achieve the cost savings or other financial or performance benefits expected from these initiatives could have a material adverse effect on our financial position or results of operations.

Deterioration in the financial condition of our customers or suppliers and changes in the operations and strategies of our customers or suppliers could adversely affect our financial position and results of operations. We extend credit to our customers, generally without requiring collateral. The extension of credit involves considerable judgment and is based on an evaluation of each customer’s financial condition and payment history. We monitor credit risk exposure by periodically obtaining credit reports and updated financial statements on our customers. Deterioration in the economy, declines in consumer purchases of apparel, or disruption in the ability of our customers to access liquidity could have an adverse effect on the financial condition of our customers. During the past several years, various retailers and other customers have experienced significant difficulties, including restructurings, bankruptcies and liquidations. The inability of these retailers and other customers to overcome these difficulties may increase due to the current worldwide economic conditions. We maintain an allowance for doubtful accounts for potential credit losses based upon current conditions, historical trends, estimates and other available information. The size of this allowance is the result of our making judgments and determinations in the context of imperfect information, and in retrospect the allowance may turn out to have been insufficient. The inability to collect on sales to significant customers or a group of customers could have a material adverse effect on our financial condition and results of operations. Significant changes in the financial condition of any of our suppliers or other parties with which we do business could result in disruption to our business and have a material adverse effect on our financial condition and results of operations. In addition, significant changes in the retail or operational strategies employed by our customers may result in decreased sales of our products to such customers and could have a material adverse effect on our financial condition and results of operations. Likewise, significant changes in the operations of any of our suppliers or other parties with which we do business could result in disruption to our business and have a material adverse effect on our financial condition and results of operations.

Our success depends, in part, on our ability to predict or effectively react to changing consumer preferences and trends. The success of our businesses depends on our ability to anticipate and respond quickly to changing consumer demand and preferences in apparel and headwear. We believe that our brands are recognized by consumers across many demographics. The popularity, supply and demand for particular products can change significantly from year to year based on prevailing fashion trends (particularly in our branded business) and on other factors and, accordingly, our ability to adapt to fashion trends in designing products is important to the success of our brands. If we are unable to quickly adapt to changes in consumer preferences in the design of products, our results of operations could be adversely affected. Moreover, because we and our customers project demand for our products based on estimated sales and fashion trends, the actual demand for our products sometimes falls short of what was projected. This can lead to higher inventory levels than desired. Excess inventory levels increase our working capital needs, and sometimes excess inventory must be sold at discounted prices, all of which could have an adverse impact on our business, financial condition and results of operations.

Our basics segment is subject to significant pricing pressures which may decrease our gross profit margins if we are unable to implement our cost reduction strategies. We operate our basics segment in a highly competitive, price sensitive industry. Our strategy in this market environment is to be a low-cost producer and to differentiate ourselves by providing quality products and value-added services to our customers. To help achieve this goal, we began production in Ceiba Textiles, our Honduran textile facility, in fiscal year 2008. In the fourth quarter of fiscal year 2009, we closed our Soffe textile manufacturing facility in Fayetteville, North Carolina and moved this production to our Maiden, North Carolina and Ceiba Textiles plants. In fiscal year 2010, we began the expansion of Ceiba Textiles to increase internal manufacturing capacity and further leverage the fixed cost of the facility, and the expansion of manufacturing operations at that facility has continued in subsequent years. In fiscal year 2012, we moved several functions of our private label business to our El Salvador facility to better serve customers through an enhanced and efficient product development process. In conjunction with this, we began a modernization of our decoration equipment to expand capabilities and lower costs. In addition, we announced in 2013 the consolidation of our domestic screen print operations as part of our continued focus on more efficient manufacturing and distribution strategies. This consolidation resulted in the closing of the Wendell, North Carolina decoration facility operated by our Soffe business unit and the consolidation of those operations within Soffe's Fayetteville, North Carolina facility. Further, in June 2014, we announced plans to consolidate some domestic fabric production for our basic, blank t-shirt products into our Ceiba Textiles facility in Honduras. These initiatives, along with continual improvements in our production and delivery of products, are expected to lower our product costs and improve our results of operations. However, any unexpected increases in the costs to carry out these initiatives or the failure to achieve the cost savings expected from these initiatives could have a material adverse effect on our results of operations.

Our operations are subject to political, social, economic, and climate risks in Honduras, El Salvador and Mexico. The majority of our products are manufactured in Honduras, El Salvador and Mexico, with a concentration in Honduras. These countries from time to time experience political, social and economic instability, and we cannot be certain of their future stability. Instability in a country can lead to protests, riots and labor unrest. New government leaders can change employment laws, thereby increasing our costs to operate in that country. In addition, fire or natural disasters, such as hurricanes, earthquakes, or floods can occur in these countries. Any of these political, social, economic or climatic events or conditions could disrupt our supply chain or increase our costs, adversely affecting our financial position and results of operations.

Our success depends upon the talents and continued contributions of our key management. We believe our future success depends on our ability to retain and motivate our key management, our ability to attract and integrate new members of management into our operations and the ability of all personnel to work together effectively as a team. Our success is dependent in significant part on our ability to retain existing, and attract additional, qualified personnel to execute our business strategy.

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

The price of energy and fuel costs are prone to significant fluctuations and volatility, which could adversely affect our results of operations. Our manufacturing operations require high inputs of energy, and therefore changes in energy prices directly impact our gross profits. In addition, we incur significant freight costs to transport goods between the United States and our offshore facilities, along with transportation expenses to ship products to our customers. The cost of energy and fuel fluctuates due to a number of factors outside of our control, including government policy and regulation and weather conditions. We continue to focus on manufacturing methods that will reduce the amount of energy used in the production of products to mitigate risks of fluctuations in the cost of energy. In addition, we enter into forward contracts to fix a portion of the expected natural gas requirements for delivery in the future in order to mitigate potential increases in costs. However, significant increases in energy and fuel prices may make us less competitive compared to others in the industry, which may have a material adverse effect on our financial position and results of operations.

Our business operations rely on our information systems and any material disruption or slowdown of our systems could cause operational delays. We depend on information systems to manage our inventory, process transactions, respond to customer inquiries, purchase, sell and ship goods on a timely basis and maintain cost-effective operations. We have invested significant capital and expect future capital expenditures associated with the integration of our information technology systems across our businesses. This process involves the replacement and consolidation of technology platforms so our businesses are served by fewer platforms, resulting in operational efficiencies and reduced costs. Our inability to effectively convert our operations to the new systems could cause delays in product fulfillment and reduced efficiency in our operations. In addition, we may experience operational problems with our information systems as a result of system failures, "cyber attack", computer viruses, security breaches, disasters or other causes. Any material disruption or slowdown of our information systems could cause operational delays that could have a material adverse effect on our business and results of operations.

Data security and privacy breaches could lead to liability and reputational damage. Our business involves the regular collection and use of sensitive and confidential information regarding customers and employees. These activities are subject to contractual requirements and are highly regulated. Privacy and information security laws are complex and constantly changing. Compliance with these laws and regulations may result in additional costs due to new systems and processes, and our non-compliance could lead to legal liability. Further, the methods used by third parties to obtain unauthorized access change frequently and may not be anticipated or immediately detected. Thus, despite the security measures we may have in place, an actual or perceived information security breach, whether due to "cyber attack", computer viruses or human error, could occur. Such a breach of customer, employee or company data could attract media attention, damage our customer or other business relationships and reputation, result in lost sales, fines, lawsuits or other costs and involve the loss of confidential company information, any or all of which could have a material adverse effect on our business, financial condition and results of operations.

Our business could be harmed if we are unable to deliver our products to the market due to casualty or other problems with our manufacturing operations or distribution network. We own or lease manufacturing facilities in the United States, Honduras, Mexico and El Salvador. We also own or lease distribution facilities located throughout the United States and maintain inventory at third-party distribution facilities in the United States. Any casualty or other circumstance that damages or destroys any of these material facilities or significantly limits their ability to function could materially affect our business in an adverse way. Similarly, any significant interruption in the operation of any of these facilities or our related sourcing and transportation logistics functions, whether within or outside of our control, may delay shipment of merchandise to our customers, potentially damaging our reputation and customer relationships and causing a loss of revenue. In addition, if we are unable to successfully coordinate the planning of inventory across these facilities and the related distribution activities, it could have a material adverse effect on our business, financial condition and results of operations.

Failure of our operations to comply with safety, health and environmental regulations could have a material adverse effect on our financial position and results of operations. Our operations must meet extensive federal, state and local regulatory standards in the areas of safety, health and environmental pollution controls. There can be no assurance that interpretations of existing regulations, future changes in existing laws, or the enactment of new laws and regulations will not require substantial additional expenditures. Although we believe that we are in compliance in all material respects with existing regulatory requirements in these areas, the extent of our liability, if any, for the discovery of currently unknown problems or conditions, or past failures to comply with laws, regulations and permits applicable to our operations, cannot be determined and could have a material adverse effect on our financial position and results of operations.

We are subject to periodic litigation in both domestic and international jurisdictions that may adversely affect our financial position and results of operations. From time to time we may be involved in legal or regulatory actions regarding product liability, employment practices, intellectual property infringement, bankruptcies and other litigation. Due to the inherent uncertainties of litigation in both domestic and foreign jurisdictions, we cannot accurately predict the ultimate outcome of any such proceedings. These proceedings could cause us to incur costs and may require us to devote resources to defend against these claims and could ultimately result in a loss or other remedies such as product recalls, which could adversely affect our financial position and results of operations. For a description of current material legal proceedings, see Part I, Item 3, Legal Proceedings.

We rely on the strength of our trademarks and could incur significant costs to protect these trademarks and our other intellectual property. Our trademarks, including Salt Life®, Soffe®, Junk Food®, and The Game® among others, are important to our marketing efforts and have substantial value. In addition, we have federal trademark registrations for the Three-Bar, Two-Bar, Split-Bar and Circle Designs, which are recognized designs in the collegiate and other markets. We aggressively protect these trademarks and have incurred legal costs in the past to establish and protect these trademarks, but these costs have not been significant. We may in the future be required to expend significant additional resources to protect these trademarks and our other intellectual property. The loss or limitation of the exclusive right to use our trademarks or other intellectual property could adversely affect our sales and results of operations.

A significant portion of our business relies upon license agreements. We rely on licensed products for a significant part of our sales. We believe that our license agreements in the aggregate are of significant value to our business. The loss of or failure to obtain, renew or extend license agreements on favorable terms could adversely affect our sales and have a material adverse effect on our financial condition and results of operations.

We may be subject to the impairment of acquired intangible assets. When we acquire a business, a portion of the purchase price of the acquisition may be allocated to goodwill and other identifiable intangible assets. The amount of the purchase price that is allocated to goodwill is determined by the excess of the purchase price over the net identifiable assets acquired. At September 27, 2014, and June 29, 2013, our goodwill and other intangible assets were approximately $60.2 million and $23.0 million, respectively. We conduct an annual review, and more frequent reviews if events or circumstances dictate, to determine whether goodwill is impaired. We also determine whether impairment indicators are present related to our identifiable intangible assets. If we determine that goodwill or intangible assets are impaired, we would be required to write down the value of these assets. We completed our annual impairment test of goodwill on the first day of our 2014 third fiscal quarter. Based on the valuation, there does not appear to be impairment on the goodwill recorded on our financial statements. We also concluded that there are no additional indicators of impairment related to our intangible assets. There can, however, be no assurance that we will not be required to take an impairment charge in the future, which could have a material adverse effect on our results of operations.

Changes in the regulations and laws regarding e-commerce could reduce the growth and lower the profitability of our internet sales. The e-commerce industry has undergone, and continues to undergo, rapid development and change. There have been continuing efforts to increase the legal and regulatory obligations of and restrictions on companies conducting commerce through the internet, primarily in the areas of taxation, consumer privacy and protection of consumer personal information. These laws and regulations could increase the costs and liabilities associated with our e-commerce activities, thereby negatively impacting our results of operations.

Significant changes to international trade regulations could adversely affect our results of operations. The majority of our products are manufactured in Honduras, El Salvador and Mexico. We therefore benefit from current free trade agreements and other duty preference programs, including the North American Free Trade Agreement (“NAFTA”) and the Central America Free Trade Agreement (“CAFTA”). Our claims for duty free or reduced duty treatment under CAFTA, NAFTA and other available programs are largely conditioned on our ability to produce or obtain accurate records (some of which are provided to us by third parties) about production processes and sources of raw materials. Subsequent repeal or modification of NAFTA or CAFTA, or the inadequacy or unavailability of supporting records, could materially adversely affect our results of operations. In addition, our products are subject to foreign competition, which in the past has been faced with significant U.S. government import restrictions. The extent of import protection afforded to domestic apparel producers has been, and is likely to remain, subject to political considerations. The elimination of import protections for domestic apparel producers could significantly increase global competition, which could adversely affect our business and results of operations.

Any failure to comply with international trade regulations could cause us to become subject to investigation resulting in significant penalties or claims or in our inability to conduct business, adversely affecting our results of operations. A complaint was filed in March 2012 with the U.S. Department of Labor's Office of Trade & Labor Affairs by the AFL-CIO and various Honduran union federations alleging that the Honduran government failed to enforce its labor laws in violation of the provisions of CAFTA. The complaint contains various and sundry allegations of Honduran labor law violations by U.S.-based companies with Honduran operations, including our Ceiba Textiles operations. We contend that the allegations against Ceiba Textiles have no merit. The U.S. Department of Labor has initiated an investigation of the allegations in the complaint. We believe that the legal action, if any, that may result from this investigation would be an action by the U.S. government against Honduras under CAFTA, not a legal action against us related to the specific allegations contained in the complaint. However, an action against Honduras could result in sanctions or other penalties against Honduras under CAFTA or in other governmental action that could have a material negative effect on our ability to conduct business there.

Changes in domestic or foreign employment regulations or changes in our relationship with our employees could adversely affect our results of operations. We employ approximately 6,800 employees worldwide, with approximately 5,300 of these employees being in Honduras, El Salvador or Mexico. Changes in domestic and foreign laws governing our relationships with our employees, including wage and human resources laws and regulations, fair labor standards, overtime pay, unemployment tax rates, workers' compensation rates and payroll taxes, would likely have a direct impact on our operating costs. A significant increase in wage rates in the countries in which we operate could have a material adverse impact on our operating results. Approximately 1,000 employees at one of our facilities in Honduras are party to a three-year collective bargaining agreement which was recently extended and approximately 1,200 employees at a separate facility in Honduras are party to a three-year collective bargaining agreement. We have historically conducted our operations without significant labor disruptions and believe that our relations with our employees are good. However, if labor relations were to change, it could adversely affect the productivity and ultimate cost of our manufacturing operations.

Recent healthcare legislation may increase our costs and reduce our future profitability. To attract and retain employees in our operations in the United States, we maintain a competitive health insurance program for those employees and their dependents.  The Patient Protection and Affordable Care Act, signed into law in 2010 has increased our annual employee healthcare cost obligations and is expected to continue to increase our annual employee healthcare cost obligations going forward. We cannot predict the effect that this legislation, or any future state or federal healthcare legislation or regulation, will ultimately have on our business.  However, these rising healthcare costs and universal healthcare coverage in the United States could result in significant long-term costs to us, which could adversely affect our future profitability and financial condition.  Also, rising healthcare costs could force us to make changes to our benefits program, which could negatively impact our ability to attract and retain employees.

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

The value of our brands, sales of our products and our licensing relationships could be impacted by negative publicity resulting from violations of manufacturing or employee safety standards or labor laws, or unethical business practices, by our suppliers and independent contractors. We are committed to ensuring that all of our manufacturing facilities comply with our strict internal code of conduct, local and internal laws, and the codes and principles to which we subscribe, including those of Worldwide Responsible Accredited Production (WRAP) and the Fair Labor Association (FLA). In addition, we require our suppliers and independent contractors to operate their businesses in compliance with the laws and regulations that apply to them. However, we do not control these suppliers and independent contractors. A violation of our policies, applicable manufacturing or employee safety standards and codes of conduct, labor laws or other laws or regulations by our suppliers or independent contractors could interrupt or otherwise disrupt our operations. Negative publicity regarding the production methods of any of our suppliers or independent contractors or their failure to comply with our policies, applicable manufacturing or employee safety standards and codes of conduct, labor laws or other laws or regulations could adversely affect our reputation, brands, sales and licensing relationships, which could adversely affect our business and results of operations.

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
As of November 21, 2014, we had 7,878,428 shares of common stock outstanding. We believe that approximately 66% of our stock is beneficially owned by entities and individuals who each own more than 5% of the outstanding shares of our common stock. Included in the 66% are institutional investors that beneficially own more than 5% of the outstanding shares. These institutional investors own approximately 53% of the outstanding shares of our common stock. Sales of substantial amounts of our common stock in the public market by any of these large holders could adversely affect the market price of our common stock.

The market price of our shares may be highly volatile, and the stock market in general can be highly volatile. Fluctuations in our stock price may be influenced by, among other things, general economic and market conditions, conditions or trends in our industry, changes in the market valuations of other apparel companies, announcements by us or our competitors of significant acquisitions, strategic partnerships or other strategic initiatives, and trading volumes. Many of these factors are beyond our control, but may cause the market price of our common stock to decline, regardless of our operating performance.

Efforts to comply with the evolving regulatory landscape regarding public company governance and disclosure could result in significant additional costs. We are committed to maintaining high standards for internal controls over financial reporting, corporate governance and public disclosure. However, evolving laws, regulations and standards relating to these issues such as the Dodd-Frank Wall Street Reform and Consumer Protection Act, the Sarbanes-Oxley Act, and similar regulations have created significant additional compliance requirements for companies like us. We have devoted and will continue to devote significant resources, and our management team has devoted and will continue to devote substantial time, to comply with these standards. This may lead to increases in our cost structure, divert the attention of our management team from revenue generating activities to compliance efforts, and could have a material adverse effect on our business, financial condition and results of operations.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
Our principal executive office is located in a leased facility in Greenville, South Carolina. We own and lease properties supporting our administrative, manufacturing, distribution and direct retail activities. The majority of our products are manufactured through a combination of facilities that we either own, or lease and operate. As of September 27, 2014, we owned or leased eleven manufacturing facilities (located in the United States, Honduras, El Salvador and Mexico) and eight distribution facilities (all within the United States). In the March 2014 quarter, we opened a third party-operated distribution facility in Dallas, Texas to better service a large market for undecorated tees with shorter shipping times and reduced freight costs. In addition, we operated three leased factory-direct stores, two flagship retail stores and maintained three leased showrooms.

Our primary manufacturing and distribution facilities are as follows:

Location	Utilization	Segment
Maiden Plant, Maiden, NC	Knit/dye/finish/cut	Basics and branded
Ceiba Textiles, Honduras*	Knit/dye/finish/cut	Basics and branded
Honduras Plant, San Pedro Sula, Honduras*	Sew	Basics and branded
Cortes Plant, San Pedro Sula, Honduras*	Sew	Basics and branded
Mexico Plant, Campeche, Mexico*	Cut/sew	Basics and branded
Textiles LaPaz, La Paz, El Salvador*	Cut/sew/decoration	Basics and branded
Campeche Sportswear, Campeche, Mexico*	Sew/decoration	Basics and branded
Fayetteville Plant, Fayetteville, NC	Sew/decoration	Branded
Rowland Plant, Rowland, NC	Sew	Basics and branded
Art Gun, Miami, FL*	Decoration/distribution	Branded
Downing Drive, Phenix City, AL*	Decoration/distribution	Branded
Warehouse, Louisville, KY*	Distribution	Branded
Distribution Center, Clinton, TN	Distribution	Basics
Distribution Center, Santa Fe Springs, CA*	Distribution	Basics and branded
Distribution Center, Miami, FL*	Distribution	Basics and branded
Distribution Center, Cranbury, NJ*	Distribution	Basics and branded
Distribution Center, Dallas, TX**	Distribution	Basics
DC Annex, Fayetteville, NC*	Distribution	Branded

*	Denotes leased location
** Denotes third party-operated distribution facility
We believe that all of our facilities are suitable for the purposes for which they are designed and are generally adequate to allow us to remain competitive. During June of our 2014 fiscal year, we consolidated fabric production for our basic, blank tee shirt products from our North Carolina plant into our lower-cost manufacturing platform in Honduras. The consolidation transfers the production of some fabric for basic tees currently manufactured at our Maiden, North Carolina plant to Honduras, increasing production at the Ceiba Textiles facility. This change shifts fabric production for blank tees to our most cost-effective facilities and is expected to shorten the production cycle by approximately ten days. In addition, we are further reducing U.S. fabric production to better align inventory levels with sales expectations. We continue to maintain a sharp focus on improving our supply chain, lowering product costs and reducing the operating capital required in our business. We will also continue to take the necessary actions to balance capacities with demand as needed. Substantially all of our assets are subject to liens in favor of our lenders under our U.S. asset-based secured credit facility and our Honduran loan.

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
On August 27, 2012, Junkfood responded to the Commission staff regarding its recommended penalty, setting forth a number of defenses and mitigating factors that could result in a much lower penalty, if any, ultimately imposed by a court should the matter proceed to litigation. The Commission has since requested additional information regarding the matter and issued a subpoena for records and information. While we will continue to defend against these allegations, we believe a risk of loss is probable. Based upon current information, including the terms of previously published Commission settlements and related product recall notices, should the Commission seek enforcement of the recommended civil penalty and ultimately prevail on its claims at trial we believe there is a range of likely outcomes between $25,000 and an amount exceeding $900,000, along with interest and the Commission's costs and fees. During the quarter ended June 30, 2012, we recorded a liability for what we believe to be the most likely outcome within this range, and this liability remains recorded as of September 27, 2014.

California Wage and Hour Litigation
We were served with a complaint in the Superior Court of the State of California, County of Los Angeles, on or about March 13, 2013, by a former employee of our Delta Activewear business unit at our Santa Fe Springs, California distribution facility alleging violations of California wage and hour laws and unfair business practices with respect to meal and rest periods, compensation and wage statements, and related claims (the "Complaint"). The Complaint is brought as a class action and seeks to include all of our Delta Activewear business unit's current and certain former employees within California who are or were non-exempt under applicable wage and hour laws. The Complaint also names as defendants Junkfood, Soffe, an independent contractor of Soffe, and a former employee, and sought to include all current and certain former employees of Junkfood, Soffe and the Soffe independent contractor within California who are or were non-exempt under applicable wage and hour laws. Delta Apparel, Inc. is now the only remaining defendant in this case. The Complaint seeks injunctive and declaratory relief, monetary damages and compensation, penalties, attorneys' fees and costs, and pre-judgment interest. The discovery process in this matter is ongoing and the issue of class certification remains pending.
On or about August 22, 2014, we were served with an additional complaint in the Superior Court of the State of California, County of Los Angeles, by a former employee of Junkfood and two former employees of Soffe at our Santa Fe Springs, California distribution facility alleging violations of California wage and hour laws and unfair business practices the same or substantially similar to those alleged in the Complaint and seeking the same or substantially similar relief as sought in the Complaint. This complaint is brought as a class action and seeks to include all current and certain former employees of Junkfood, Soffe, our Delta Activewear business unit, the Soffe independent contractor named in the Complaint and an individual employee of such contractor within California who are or were non-exempt under applicable wage and hour laws. Delta Apparel, Inc. and the contractor employee have since been voluntarily dismissed from the case and the remaining defendants are Junkfood, Soffe, and the Soffe contractor. The discovery process in this matter is ongoing and the issue of class certification remains pending.
While we will continue to vigorously defend these actions and believe we have a number of meritorious defenses to the claims alleged, we believe a risk of loss is probable. Based upon current information, we believe there is a collective range of likely outcomes between approximately $15,000 and $795,000. During the quarter ended September 28, 2013, we recorded a liability for what we believe to be the most likely outcome within this range, and this liability remains recorded as of September 27, 2014. Depending upon the scope and size of any certified class in either action and whether any of the claims alleged ultimately prevail at trial, we could be required to pay amounts exceeding $795,000.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Market Information for Common Stock: The common stock of Delta Apparel, Inc. is listed and traded on the NYSE MKT under the symbol “DLA”. As of November 21, 2014, there were approximately 893 record holders of our common stock.
The following table sets forth, for each of the periods indicated below, the high and low sales prices per share of our common stock as reported on the NYSE MKT.

	High	Low
	Sale Price	Sale Price
Fiscal Year 2014:
September Quarter	$16.62	$8.21
June Quarter	$17.60	$13.25
March Quarter	$18.15	$14.37
December Quarter	$19.23	$15.23

Transition Period:
September Quarter	$17.97	$14.07

Fiscal Year 2013:
June Quarter	$16.95	$12.80
March Quarter	$17.84	$13.50
December Quarter	$15.78	$13.75
September Quarter	$14.96	$12.65
Dividends: Our Board of Directors did not declare, nor were any dividends paid, during fiscal years 2014, the transition period ended September 28, 2013, or fiscal year 2013. Subject to the provisions of any outstanding blank check preferred stock (none of which is currently outstanding), the holders of our common stock are entitled to receive whatever dividends, if any, that may be declared from time to time by our Board of Directors in its discretion from funds legally available for that purpose. We are allowed to make cash dividends and stock repurchases if (i) as of the date of the payment or repurchase and after giving effect to the payment or repurchase, we have availability on that date of not less than $18.125 million and average availability for the 30-day period immediately preceding that date of not less than $18.125 million; and (ii) the aggregate amount of dividends and stock repurchases after May 27, 2011, does not exceed $19 million plus 50% of our cumulative net income (as defined in the Amended Loan Agreement) from the first day of fiscal year 2012 to the date of determination. At September 27, 2014, September 28, 2013, and June 29, 2013, there was $8.2 million, $9.9 million and $11.6 million, respectively, of retained earnings free of restrictions to make cash dividends or stock repurchases.
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
Comparison of Total Return Among Delta Apparel, Inc., CRSP NYSE MKT Index (US), and CRSP NYSE MKT Wholesale & Retail Trade Index: Our common stock began trading on the NYSE MKT (previously the NYSE Amex) on June 30, 2000, the last trading day of our fiscal year 2000. Prior to that date, no securities of Delta Apparel were publicly traded. Set forth below is a line graph comparing the yearly change in the cumulative total stockholder return, assuming dividend reinvestment, of our common stock with (1) the CRSP NYSE MKT Index (US) and (2) the CRSP NYSE MKT Wholesale and Retail Trade Index, which is comprised of all NYSE MKT companies with SIC codes from 5000 through 5999. This performance graph assumes that $100 was invested in the common stock of Delta Apparel and comparison groups on June 27, 2009, and that all dividends have been reinvested.

	2009	2010	2011	2012	2013	2014
Delta Apparel, Inc.	$100.00	$203.50	$252.12	$199.42	$205.84	$128.47
CRSP NYSE MKT Index (US)	$100.00	$116.11	$146.63	$141.51	$141.57	$182.53
CRSP NYSE MKT Wholesale & Retail Trade Index	$100.00	$144.48	$155.58	$158.77	$210.75	$218.70

ITEM 6.	SELECTED FINANCIAL DATA
See information regarding our acquisitions within “Item 1. Business” under the heading “Acquisitions”. The selected financial data includes the financial position and results of operations of acquired businesses beginning on the date of acquisition. The consolidated statements of operations data for the years ended July 3, 2010 and July 2, 2011, and the consolidated balance sheet data as of July 3, 2010, July 2, 2011, and June 30, 2012, are derived from, and are qualified by reference to, our audited consolidated financial statements not included in this document. The consolidated statement of operations data for the years ended June 30, 2012, June 29, 2013, and September 27, 2014, and the consolidated balance sheet data as of June 29, 2013, and September 27, 2014, as well as the consolidated statement of operations data and balance sheet data for the transition period ended September 28, 2013, are derived from, and are qualified by reference to, our audited consolidated financial statements included elsewhere in this document. We operate on a 52-53 week fiscal year ending on the Saturday closest to September 30. All fiscal years shown were 52-week years with the exception of fiscal year 2010 which was a 53-week year and the 13-week transition period ended September 28, 2013. Historical results are not necessarily indicative of results to be expected in the future. The selected financial data should be read in conjunction with the Consolidated Financial Statements and the related notes as indexed on page F-1 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7.

	Period Ended
	September 27, 2014	September 28, 2013	June 29, 2013	June 30, 2012	July 2, 2011	July 3, 2010
	(In thousands, except per share amounts)
Statement of Operations Data:
Net sales	$452,901	$122,559	$490,523	$489,923	$475,236	$424,411
Cost of goods sold	(367,160)	(95,439)	(381,014)	(406,200)	(359,001)	(323,628)
Selling, general and administrative expenses	(86,275)	(26,588)	(94,944)	(89,973)	(91,512)	(80,695)
Valuation adjustment, net	—	—	—	—	918	—
Change in fair value of contingent consideration	(200)	—	—	—	—	—
Other (expense) income, net	(927)	24	(662)	28	(345)	74
Operating (loss) income	(1,661)	556	13,903	(6,222)	25,296	20,162
Interest expense, net	5,792	1,033	3,997	4,132	2,616	3,509
Loss (earnings) before income taxes	(7,453)	(477)	9,906	(10,354)	22,680	16,653
(Benefit from) provision for income taxes	(6,493)	(1,045)	722	(7,907)	5,353	4,466
Net (loss) earnings	$(960)	$568	$9,184	$(2,447)	$17,327	$12,187

Basic (loss) earnings per common share:	$(0.12)	$0.07	$1.12	$(0.29)	$2.04	$1.43

Diluted (loss) earnings per common share:	$(0.12)	$0.07	$1.08	$(0.29)	$1.98	$1.40

Dividends declared per common share	$—	$—	$—	$—	$—	$—

Balance Sheet Data (at year end):
Working capital	$156,695	$171,681	$173,435	$187,029	$160,646	$125,163
Total assets	355,015	351,762	311,910	320,394	311,865	251,333
Total long-term debt, less current maturities	114,469	131,030	94,763	110,949	83,974	62,355
Shareholders’ equity	138,207	138,872	141,066	138,967	141,965	125,714

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
BUSINESS OUTLOOK
While we cannot be pleased with our financial results for fiscal 2014, we are already seeing benefits from the operational accomplishments completed during the year and the strategic initiatives we have implemented. Delta Apparel is now a leaner, more agile company with fewer layers of management. We also have reduced our manufacturing costs by consolidating certain domestic fabric production to a lower-cost platform offshore.
In response to the prolonged sluggishness within the apparel markets and to better position the Company as market conditions improve, in our fourth fiscal quarter, we initiated certain strategic initiatives to improve net profitability. We have streamlined our administrative workforce and, with minor exceptions, completed the planned headcount reductions, effectively delayering our management structure and streamlining decision-making and information flow, as well as reducing duplicative and excess fixed cost. We recorded $2.2 million of severance-related expenses associated with this initiative in the fourth quarter of fiscal year 2014, and anticipate recognizing almost $6 million of the expected $7 million in annualized savings in fiscal year 2015.
We also began a comprehensive rationalization analysis of our manufacturing operations, product lines and sales channels intended to refocus our capital and other resources on the areas we believe are strategic to our business. We continue to maintain a sharp focus on lowering our product cost and improving our supply chain, while staying aligned with the needs of our customers. We have also made important improvements to our manufacturing platform, having completed the current phase of expansion for Ceiba Textiles, our textile facility in Honduras. Output from this facility is expected to increase, using this new expansion capacity, as we progress through fiscal 2015. In addition, we improved our sewing and screen print facilities in Honduras and El Salvador, which is allowing us to increase our internal production of garments in these low-cost plants. Our domestic screen print operation located in Fayetteville, North Carolina, was also modernized, which expands its capacity, enhances its capabilities and reduces cost.

We have moved certain production into our lower-cost facilities and anticipate further efforts of this nature as we progress through fiscal year 2015. In addition, we are currently in the process of implementing new information systems that should further streamline our operations and better support our customer needs. During the fourth quarter fiscal year 2014, we recorded $1.8 million in expense associated with these operational initiatives.
As fiscal year 2015 progresses, we expect to take further action regarding our rationalization of certain product lines and sales channels. We believe these actions will provide additional positive impacts on fiscal year 2015 and beyond.
Soffe is being revitalized on several levels. During the past year, we were able to rebuild the Soffe leadership team with experienced apparel industry executives and we are optimistic that Soffe can begin to regain lost revenue and return to profitability as fiscal year 2015 unfolds. The Soffe team recently kicked off a new marketing program designed to build consumer brand recognition and drive our targeted customer to retail to purchase Soffe products. Regional and national retailers are supporting the Soffe brand and have increased the buy-in of Soffe spring merchandise. We have won new military issue programs which will begin shipping in fiscal 2015. We are also growing in the military exchange retail space, and see growing interest in our unique ability to provide made-in-America products on our vertical manufacturing platform.
We are very pleased with our new Junkfood store on the iconic Abbot Kinney Boulevard in Venice, California. It is meeting our financial expectations and has attracted numerous national retailers who are able to witness the most effective ways to merchandise Junkfood products. Some of these visits are already leading to new retail programs for Junkfood for fiscal year 2015.
Sales of Salt Life products grew nicely during the year and we further expanded the geographic footprint of the brand. Our acquisition of Salt Life in August 2013 changed our status from a licensee to brand owner. This allowed us to further expand the product line and make long-term investments in point of sale fixtures, marketing, and the building of social media touch points. Our licensed Salt Life restaurant in St. Augustine is exceeding expectations by virtue of the high number of consumers who have the opportunity to experience the Salt Life brand as they patronize the restaurant. While there is a good revenue stream from royalties, we are most pleased that the restaurants have become an effective marketing tool for Salt Life's exciting lifestyle products.
We have a number of new Salt Life marketing initiatives underway. We have additional brand ambassadors, who are primarily west-coast based, and have recently engaged a digital media firm to launch a Salt Life You-Tube channel and implement other digital strategies.
We believe our brands are gaining consumer awareness driven by our branded retail shops, e-commerce sites, in-store shops, and expanded consumer marketing initiatives. Likewise, we expect sales growth in our basics segment driven by our unique service and distribution models supported by a modern and efficient manufacturing platform. All of our business units are now taking advantage of our vertical manufacturing structure to some degree, thereby lowering production cost and improving our operating efficiencies. The initiatives we have implemented over the past months should position us well to improve our overall profitability and allow us to build market share in a competitive environment.
EARNINGS GUIDANCE
While we will continue to refrain from providing revenue and earnings guidance, we believe that our accomplishments during fiscal 2014 and the benefits from the strategic initiatives should allow Delta Apparel to experience top line growth and to be decisively profitable in 2015.
RESULTS OF OPERATIONS
Overview
While our products performed well at retail this year, continuing sluggishness in the economy and an unusually harsh winter had a negative impact on the entire apparel industry. The lingering effects of management changes and related issues at several of our large customers presented additional challenges as well.
Net sales for the fiscal year ended September 27, 2014, were $452.9 million versus $483.0 million in the prior twelve months. Gross margins declined 280 basis points in fiscal year 2014. This decline was driven from a tougher retail environment with pressures on pricing as well as higher input costs that were not passed along in higher prices.
In our fiscal fourth quarter, we initiated certain strategic initiatives to improve net profitability. We streamlined our administrative workforce and, with minor exceptions, completed the planned headcount reductions, effectively delayering our management structure and streamlining decision-making and information flow, as well as reducing duplicative and excess fixed cost. We also began a comprehensive rationalization analysis of our manufacturing operations, product lines and sales channels intended to refocus our capital and other resources on the areas we believe are strategic to our business. We continue to maintain a sharp focus on lowering our product cost and improving our supply chain, while staying aligned with the needs of our customers. We have moved certain production into our lower-cost facilities and anticipate further efforts of this nature as we progress through fiscal year 2015. We are currently in the process of implementing new information systems that should also further streamline our operations and better support our customer needs. During the fourth quarter of fiscal year 2014, we recorded a total of $4.0 million in expense associated with the strategic initiatives.

Net income for the fiscal year 2014, adjusted for the $4.0 million pre-tax impact of strategic initiatives, was $1.5 million, or $0.19 per diluted share, compared with net income in the prior year of $6.2 million, or $0.74 per diluted share. Without adjustment for the impact of our strategic initiatives, we experienced a net loss for the year of $1.0 million, or $0.12 per diluted share.
We are reclassifying our Art Gun business from our branded segment to our basics segment to better reflect that business's current operating characteristics. This change is included within our fiscal 2014 results and corresponding comparisons to prior periods.
Branded Segment
Sales in the branded segment declined 10.0% from the same period last year to $187.0 million in fiscal year 2014. Salt Life continued its strong sales growth, up nearly 26% for the year, driven from its new product lines and an increase in retail door count. This was offset by sales declines in the other branded business units. The reduced sales and lower gross margins resulting from the soft retail environment, coupled with the fixed cost structure of the business and impairment charges taken on certain information technology assets, led to lower operating margins in fiscal year 2014 compared to the prior period. Operating income for the segment declined to a loss of $5.1 million, or 2.7% of sales, from a $4.5 million loss, or 2.2% of sales, for the same period last year.
Basics Segment
Net sales in our basics segment were $265.9 million in fiscal year 2014, a 3.4% decrease from $275.2 million in the prior year period. Gross margins in the basics segment declined by 320 basis points due to static fixed costs weighing against reduced net sales. Operating income declined to $3.5 million, or 1.3% of sales, compared to $13.1 million, or 4.8% of sales, for the same period last year.
Quarterly Financial Data
For information regarding quarterly financial data, refer to Note 16 - Quarterly Financial Information (Unaudited) to the Consolidated Financial Statements, which information is incorporated herein by reference.
Fiscal Year 2014 Versus Fiscal Year 2013
Net sales for fiscal year 2014 were $452.9 million, a $37.6 million decline from fiscal year 2013 sales of $490.5 million and a $30.1 million, or 6.2%, decrease from the prior twelve-month period's sales of $483.0 million. Our direct-to-consumer and e-commerce sales represented 2.9% of total revenues, a 0.7% and 0.8% increase over fiscal year 2013 and the prior year period, during which direct-to-consumer and e-commerce sales were 1.7% and 2.1% of total revenues, respectively.
Gross margins decreased 340 and 280 basis points to 18.9% of net sales in fiscal year 2014 from 22.3 % and 21.7% of net sales from fiscal year 2013 and the prior twelve-month period, respectively. This decline was driven from a tougher retail environment with pressures on pricing as well as higher input costs. Additionally, there was $0.9 million in strategic initiatives impacting gross margins. Our gross margins may not be comparable to other companies because some companies include costs related to their distribution network in cost of goods sold and we exclude them from gross profit and include them in selling, general and administrative expenses.
Fiscal year 2014 selling, general and administrative expenses were $86.3 million, or 19.0% of sales, compared to $90.0 million and $95.7 million, or 18.3% and 19.8% of sales, in fiscal year 2013 and the prior twelve-month prior period, respectively. The decrease in selling, general and administrative expenses is primarily due to a decrease in variable selling costs and a decline in performance-based compensation expense resulting from decreased earnings in fiscal year 2014 compared to the prior fiscal year and the prior twelve-month period. We recorded $2.2 million of severance related expenses associated with our strategic initiatives during the fourth quarter of fiscal year 2014. In addition, fiscal year 2013 included $1.2 million of cost associated with a previously disclosed internal investigation conducted by our Audit Committee related to fiscal year 2012.
Other expense increased to $1.1 million in fiscal year 2014 from $0.7 million and $0.4 million in fiscal year 2013 and the prior twelve months respectively. This increase was due to impairment charges related to our strategic initiatives and change in contingent consideration.
Fiscal year 2014 operating loss, adjusted for the $4.0 million strategic initiatives, was $2.4 million of operating income, or 0.5% of sales, compared to $13.9 million and $8.6 million operating income, or 2.8% and 1.8% of sales, in fiscal year 2013 and the prior twelve-month period, respectively. Without this adjustment, fiscal year operating loss was $1.7 million, or 0.4% of sales, compared to $8.6 million operating income, or 1.8% of sales, in the prior year period. Operating income of $3.4 million in the basics segment was offset by a $5.1 million loss in the branded segment. The decline in operating income was driven by lower sales in the Junkfood and Soffe business offset by higher Salt Life sales.
Interest expense for fiscal year 2014 was $5.8 million, an increase of $1.8 million from fiscal year 2013 and prior year twelve-month period. The increase is due primarily to the increased debt related to the Salt Life Acquisition and the Honduran manufacturing expansion.
Our fiscal year 2014 effective income tax rate was 87.1% compared to an effective tax rate of 7.3% and 32.5% in the prior fiscal year and the prior twelve months, respectively. We benefit from having income in foreign jurisdictions that are either exempt from income taxes or have tax rates lower than the United States.
Net income for fiscal year 2014, adjusted for the $4.0 million pre-tax impact of strategic initiatives, was $1.5 million, or $0.19 per diluted share, compared with net income in the prior fiscal year and prior twelve-month period of $9.2 million and $6.2 million, or $1.12 and

$0.74 per diluted share, respectively. Without adjustment for the impact of our strategic initiatives, our net loss for the year was $1.0 million, or $0.12 per diluted share.
The foregoing discussion of our results of operations includes references to certain non-GAAP financial measures, including adjusted net income and adjusted diluted EPS. Below is a reconciliation of each non-GAAP financial measure for the periods presented in the foregoing discussion to the most directly comparable GAAP financial measure. Non-GAAP financial measures should not be considered in isolation or as a substitute for comparable GAAP financial measures. The non-GAAP financial measures we have presented have limitations in that they do not reflect all of the amounts associated with the results of operations as determined in accordance with GAAP, and these non-GAAP financial measures should only be used to evaluate the results of operations in conjunction with the corresponding GAAP financial measures. We believe that the non-GAAP financial measures presented provide meaningful supplemental information regarding the operating results primarily because they exclude certain non-cash charges or items that we do not believe are reflective of ongoing operating results. We believe that these non-GAAP financial measures also facilitate the comparison by management and investors of results between periods and among peer companies. However, those companies may calculate similar non-GAAP financial measures differently, limiting their usefulness as comparative measures.
The table below reconciles the current period net income and diluted earnings per share to the adjusted net income and adjusted diluted earnings per share ( in thousands, except per share amounts):

	Year Ended
	September 27, 2014	September 28, 2013
Net (loss) income	$(960)	$6,188
Adjustments for:
Costs associated with strategic initiatives	4,021	—
Income tax recovery on strategic initiative-related costs	(1,548)	—
Adjusted net income	$1,513	$6,188

Basic (loss) earnings per share	$(0.12)	$0.76
Diluted (loss) earnings per share	$(0.12)	$0.74
Adjusted diluted earnings per share	$0.19	$0.74
Fiscal Year 2013 Versus Fiscal Year 2012
Net sales for fiscal year 2013 were $490.5 million, a $0.6 million, or 0.1%, increase from the prior year sales of $489.9 million, all of which was organic sales growth. The basics segment's 14% increase in unit sales was partially offset by lower average selling prices, resulting in 7.6% sales growth and bringing sales to $278.0 million. Sales in the branded segment declined 8.2% to $212.5 million. Junk Food and Salt Life had strong sales growth that was offset by lower sales of Soffe merchandise.
Gross margins increased 520 basis points to 22.3% of net sales in fiscal year 2013 from 17.1% of net sales in the prior year. The prior year gross margins were negatively impacted by the effect that high cotton prices had on our industry. Our gross margins may not be comparable to other companies because some companies include costs related to their distribution network in cost of goods sold and we exclude them from gross profit and include them in selling, general and administrative expenses.
Fiscal year 2013 selling, general and administrative expenses were $94.9 million, or 19.4% of sales, compared to $90.0 million, or 18.4% of sales, in the prior year. The increase in selling, general and administrative expenses was primarily due to an increase in performance-based compensation expense resulting from the improvement in earnings during fiscal year 2013 compared to the prior year. In addition, fiscal year 2013 included $1.2 million of cost associated with a previously disclosed internal investigation conducted by our Audit Committee related to fiscal year 2012.
Fiscal year 2013 operating income was $13.9 million, or 2.8% of sales, compared to a $6.2 million operating loss, or 1.3% of sales, in fiscal year 2012. Operating income of $15.8 million in the basics segment was partially offset by a $1.9 million loss in the branded segment resulting from softness in our Soffe business.
Interest expense for fiscal year 2013 was $4.0 million, a decrease of $0.1 million from $4.1 million for fiscal year 2012.
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
In fiscal year 2013 we had net earnings of $9.2 million, an $11.6 million increase from the net loss of $2.4 million in fiscal year 2012.

Three-Month Transition Period Ended September 28, 2013, Versus Three Months Ended September 29, 2012
Net sales for the transition period were $122.6 million, a decrease of 6% compared to the prior year quarter net sales of $130.1 million. Net earnings were $568 thousand, or $0.07 per diluted share, compared with $3.6 million or $0.41 per diluted share, in the prior year quarter.
Sales within the branded segment were $60.2 million, down 5.2% compared with $63.5 million for the prior year's first quarter. The primary reason for the decrease was a 28% decline in Soffe sales, which was somewhat offset by strong revenue growth in other brands. Junkfood, Art Gun, and Salt Life all had double digit sales growth, with Art Gun sales more than doubling. Salt Life revenue growth exceeded our expectations, with sales up 44% over the prior year September quarter.
Net sales in our basics segment were down 6.4% to $62.3 million, compared with $66.6 million in the prior year period. Sales of undecorated tees started out strong in July 2013, but weakened in August and September as retail traffic and an earlier than expected build-up of inventories in the retail sector resulted in price discounting to drive volumes and lower than expected sales of undecorated tees as the period progressed. Our private label sales also slowed as our customers shifted their callouts to balance inventory from the lower sales at retail.
SG&A expenses were $26.6 million, or 21.7% of sales, for the transition period, compared to $25.9 million, or 19.9% of sales, for the prior year September quarter. This increase in SG&A was primarily due to expenses associated with the Salt Life acquisition, higher than normal bad debt expense and the recording of a contingent liability associated with legal matters in California.
Our effective income tax rate for the three months ended September 28, 2013, was 219.1%, compared to an effective tax benefit of 25.1% for the prior year September quarter. We have a three-month tax year associated with the transition period. We benefit from having income in foreign jurisdictions that are either exempt from income taxes or have tax rates lower than the United States. The transition period benefited as overall operating profits were lower than normal which lowered our U.S. taxable income while maintaining profits in the offshore taxable and tax-free jurisdictions.
At September 28, 2013, account receivables were $68.7 million, compared to $69.3 million in the prior year September. Days sales outstanding increased to 53 days as of September 28, 2013, compared to 50 days in the prior year September, resulting from a slight shift in the receipt of payments at the end of the quarter.
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
Pursuant to the Amended Loan Agreement, the line of credit under our U.S. revolving credit facility is $145 million (subject to borrowing base limitations), and matures on May 27, 2017. Provided that no event of default exists, we have the option to increase the maximum credit available under the facility to $200 million (subject to borrowing base limitations), conditioned upon the Agent's ability to secure additional commitments and customary closing conditions. At September 27, 2014, we had $96.2 million outstanding under our U.S. revolving credit facility at an average interest rate of 2.6%, and had the ability to borrow an additional $38.8 million.
In conjunction with the Salt Life Acquisition, we issued two promissory notes in the aggregate principal of $22.0 million, which included a one-time installment of $9.0 million that was due on September 30, 2014, and quarterly installments commencing on March 31, 2015, with the final installment due on June 30, 2019. The promissory notes are zero-interest notes and state that interest will be imputed as required under Section 1274 of the Internal Revenue Code. We have imputed interest at 1.92% and 3.62% on the promissory notes that mature on June 30, 2016, and June 30, 2019, respectively. At September 27, 2014, the discounted value of the promissory notes was $21.0 million.
For further information regarding our U.S. asset-based secured credit facility, refer to Note 8 - Long-Term Debt to the Consolidated Financial Statements, which information is incorporated herein by reference.

In the March of fiscal year 2011, we renegotiated our loan agreement with Banco Ficohsa, a Honduran bank. Proceeds from the new loan agreement were used to extinguish the existing loan indebtedness and resulted in no gain or loss being recorded upon extinguishment. As of September 27, 2014, we had a total of $3.4 million outstanding on this loan. For further information regarding our Honduran credit facility, refer to Note 8 - Long-Term Debt to the Consolidated Financial Statements, which information is incorporated herein by reference.
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
During fiscal year 2014, the transition period ended September 28, 2013, and fiscal year 2013, the interest rate swap agreements had minimal ineffectiveness and were considered highly-effective hedges.
Changes in the derivatives’ fair values are deferred and are recorded as a component of accumulated other comprehensive income (“AOCI”), net of income taxes, until the underlying transaction is recorded. When the hedged item affects income, gains or losses are reclassified from AOCI to the Consolidated Statements of Operations as interest income/expense. Any ineffectiveness in our hedging relationships is recognized immediately in the Consolidated Statement of Operations. The changes in fair value of the interest rate swap agreements resulted in an AOCI gain, net of taxes, of $0.3 million for the year ended September 27, 2014, an AOCI loss, net of taxes, of $0.5 million for the transition period ended September 28, 2013, and an AOCI gain, net of taxes, of $47 thousand for the year ended June 29, 2013.
Operating Cash Flows
Cash provided by operating activities in fiscal year 2014 was $14.0 million compared to $32.2 million for fiscal year 2013. The decline from the prior year is primarily related to decreased earnings in the business. The higher operating cash flow during fiscal year 2013 also resulted from the tax refund received from the carryback of our 2012 net operating loss.
Investing Cash Flows
Cash used in investing activities in fiscal year 2014 was $8.8 million compared to $7.9 million in fiscal year 2013. In fiscal year 2014, we used $8.9 million in cash primarily related to the expansion of our textile operations, along with investments in our information technology systems. In fiscal year 2013, we used $7.9 million for the purchase of property and equipment primarily to improve our information technology in both our branded and basics segments, to increase our post-production decorating and warehouse capacity, and to lower costs in our manufacturing facilities, which support both our branded and basics segments.
We expect to spend approximately $5 million to $7.0 million in capital expenditures in fiscal year 2015, primarily on manufacturing equipment, along with information technology, and a Salt Life retail store.
Financing Activities
Cash used by financing activities was $5.4 million in fiscal year 2014 compared to cash used by financing activities of $24.2 million in fiscal year 2013. In fiscal year 2014, cash was used primarily to reduce our outstanding debt. In fiscal year 2013, we used cash to reduce our outstanding debt and for the purchase of our common stock.
Future Liquidity and Capital Resources
Based on our current expectations, we believe that our credit facility should be sufficient to satisfy our foreseeable working capital needs, and that the cash flow generated by our operations and funds available under our credit facility should be sufficient to service our debt payment requirements, to satisfy our day-to-day working capital needs and to fund our planned capital expenditures. Any material deterioration in our results of operations, however, may result in our losing the ability to borrow under our revolving credit facility and to issue letters of credit to suppliers, or may cause the borrowing availability under our facility to be insufficient for our needs. Availability under our credit facility is primarily a function of the levels of our accounts receivable and inventory, as well as the uses of cash in our operations. A significant deterioration in our accounts receivable or inventory levels could restrict our ability to borrow additional funds or service our indebtedness. Moreover, our credit facility includes a financial covenant that if the availability under our credit facility falls below the amounts specified in our credit agreement, our Fixed Charge Coverage Ratio (“FCCR”) (as defined in our credit agreement) for the preceding 12-month period must not be less than 1.1 to 1.0. Although our availability at September 27, 2014, was above the minimum thresholds specified in our credit agreement, a significant deterioration in our business could cause our availability to fall below such thresholds, thereby requiring us to maintain the minimum FCCR specified in our credit agreement. As of September 27, 2014, our FCCR was below the minimum threshold specified in our credit agreement.
The following table summarizes our contractual cash obligations, as of September 27, 2014, by future period.

	Payments Due by Period (in thousands)
	Total	Less than 1 year	1 - 3 years	3 – 5 years	After 5 years
Contractual Obligations:
Long-term debt (a)	$133,593	$16,734	$103,776	$12,356	$727
Operating leases	25,742	7,993	11,761	4,805	1,183
Capital leases	855	171	342	342	—
Minimum royalty payments	4,376	1,606	2,766	4	—
Purchase obligations	37,827	37,827	—	—	—
Total (b)	$202,393	$64,331	$118,645	$17,507	$1,910
______________________

(a)
We include interest on our fixed rate debt as a component of our future obligations. However, we exclude interest payments on our floating rate debt since the majority is under a revolving credit facility and the cash outlay for the interest is unknown and cannot be reliably estimated. Interest payments will be determined based upon the daily outstanding balance of the revolving credit facility and the prevailing interest rate during that time.

(b)
We excluded deferred income tax liabilities of $7.7 million from the contractual cash obligations table because we believe inclusion would not be meaningful. Refer to Note 9 - Income Taxes to our Consolidated Financial Statements for more information on our deferred income tax liabilities. Deferred income tax liabilities are calculated based on temporary differences between tax bases of assets and liabilities and their respective book bases, which will result in taxable amounts in future years when the liabilities are settled at their reported financial statement amounts. The results of these calculations do not have a direct connection with the amount of cash taxes to be paid in any future periods and therefore would not relate to liquidity needs. As a result, including deferred income tax liabilities as payments due by period in the schedule could be misleading.

Off-Balance Sheet Arrangements
As of September 27, 2014, we did not have any off-balance sheet arrangements that were material to our financial condition, results of operations or cash flows as defined by Item 303(a)(4) of Regulation S-K promulgated by the SEC other than the letters of credit, operating leases, and purchase obligations described above. We have entered into derivative interest rate contracts as described and included below in “Quantitative and Qualitative Disclosures about Market Risk” in Item 7A of this report.
Dividends and Purchases of our Own Shares
We are allowed to make cash dividends and stock repurchases if (i) as of the date of the payment or repurchase and after giving effect to the payment or repurchase, we have availability on that date of not less than $18.125 million and average availability for the 30-day period immediately preceding that date of not less than $18.125 million; and (ii) the aggregate amount of dividends and stock repurchases after May 27, 2011, does not exceed $19 million plus 50% of our cumulative net income (as defined in the Amended Loan Agreement) from the first day of fiscal year 2012 to the date of determination. At September 27, 2014, September 28, 2013, and June 29, 2013, there was $8.2 million, $9.9 million and $11.6 million, respectively, of retained earnings free of restrictions to make cash dividends or stock repurchases.
Our Board of Directors did not declare, nor were any dividends paid, during fiscal years 2014, the transition period ended September 28, 2013, or fiscal year 2013. Any future cash dividend payments will depend upon our earnings, financial condition, capital requirements, compliance with loan covenants and other relevant factors.
As of June 30, 2012, our Board of Directors had authorized management to use up to $20.0 million to repurchase stock in open market transactions under our Stock Repurchase Program. On January 23, 2013, the Board of Directors authorized an additional $10.0 million for share repurchases, bringing the aggregate total authorized to $30.0 million. During fiscal years 2014, the transition period ended September 28, 2013, and fiscal years 2013 and 2012, we purchased 78,674 shares, 129,348 shares, 544,576 shares, and 168,120 shares, respectively, of our common stock for a total cost of $1.2 million, $2.1 million, $7.8 million, and $2.6 million, respectively. As of September 27, 2014, we have purchased 2,122,246 shares of common stock for an aggregate of $25.3 million since the inception of the Stock Repurchase Program. All purchases were made at the discretion of management and pursuant to the safe harbor provisions of SEC Rule 10b-18. As of September 27, 2014, $4.7 million remained available for future purchases under our Stock Repurchase Program, which does not have an expiration date.

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
Revenue Recognition
Revenues from product sales are recognized when ownership is transferred to the customer, which includes not only the passage of title, but also the transfer of the risk of loss related to the product. At this point, the sales price is fixed and determinable, and we are reasonably assured of the collectibility of the sale. The majority of our sales are shipped FOB shipping point and revenue is therefore recognized when the goods are shipped to the customer. For sales that are shipped FOB destination point, we do not recognize the revenue until the goods are received by the customer. Shipping and handling charges billed to our customers are included in net revenue and the related costs are included in cost of goods sold. Revenues are reported on net sales basis, which is computed by deducting product returns, discounts and estimated returns and allowances. We estimate returns and allowances on an ongoing basis by considering historical and current trends.
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
During the December quarter of fiscal year 2012, we recorded a $16.2 million lower of cost or market write-down on the inventory in the basics segment and its firm purchase commitments for yarn, resulting from historically high cotton prices in inventory costs combined with declining selling prices. The estimation of the total write-down involved management judgments and assumptions including assumptions regarding future selling price forecasts, the allocation of raw materials between business units, the estimated costs to complete, disposal costs and a normal profit margin. The inventory and yarn firm purchase commitments associated with this inventory write-down were sold during our fiscal year 2012.
Goodwill
Goodwill and definite-lived intangibles were recorded in conjunction with our acquisitions of Salt Life, Junkfood, and Art Gun. We did not record any separately identifiable indefinite-lived intangibles associated with any of these acquisitions. Goodwill represents the excess of the purchase price and related costs over the value assigned to net tangible and identifiable intangible assets of businesses acquired. Goodwill must be tested for impairment at least annually, or more frequently if events or changes in circumstances indicate that the carrying amount may be impaired, and is required to be written down when impaired. The goodwill impairment testing process involves the use of significant assumptions, estimates and judgments with respect to a variety of factors, including sales, gross margins, selling, general and administrative expenses, capital expenditures, cash flows and the selection of an appropriate discount rate, all of which are subject to inherent uncertainties and subjectivity. When we perform goodwill impairment testing, our assumptions are based on annual business plans and other forecasted results, which we believe represent those of a market participant. We select a discount rate, which is used to reflect market-based estimates of the risks associated with the projected cash flows, based on the best information available as of the date of the impairment assessment.
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
Income Taxes
We account for income taxes under the liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. As of September 27, 2014, we have a federal net operating loss carryforward of $21.2 million, which is classified in deferred tax assets, as there is no carryback opportunity and the entire loss must be carried forward for utilization against future taxable income. We determined that no valuation allowance is required to be recorded against the federal net operating loss carryforward under Financial Accounting Standards Board ("FASB") Codification No. 740, Income Taxes ("ASC 740"). These federal net loss carryforwards expire at various intervals from 2033 to 2034.
We established a valuation allowance related to certain of our state operating loss carryforward amounts in accordance with the provisions of ASC 740. We continually review the adequacy of the valuation allowance and recognize the benefits of deferred tax assets if reassessment indicates that it is more likely than not that the deferred tax assets will be realized based on earnings forecasts in the respective state tax jurisdictions. We had state net operating loss carryforwards (“NOLs”) as of September 27, 2014, of approximately $52.7 million. We had deferred tax assets of $2.4 million as of September 27, 2014, related to these state NOLs, with related valuation allowances against them of approximately $0.2 million. These state net loss carryforwards expire at various intervals from 2019 through 2034.
A valuation allowance is required if there is any evidence that some or all of a deferred tax asset will not be realized.  In making this final determination, the Company follows ASC 740 and looks to taxable income in prior carryback years, reversals of existing temporary book/tax differences, tax planning strategies and future taxable income exclusive of reversals of existing temporary differences.  By its very nature, future taxable income requires estimates and judgments about future events that may be predictable, but are far less certain than past events that can be objectively measured.  Based on current analysis and assessments, the Company concluded that no valuation allowance is required on existing deferred tax assets resulting from temporary deductible differences or on federal net operating losses as these are both expected to be fully utilized with future earnings.  However, based upon the analysis of the sources of taxable income, we did determine a valuation allowance was required on the deferred tax asset resulting from state net operating loss carryforwards.   The amount of the valuation allowance booked was calculated after considering all four sources mentioned above.
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
Yarn with respect to which we have fixed cotton prices at September 27, 2014 , was valued at $14.4 million, and is scheduled for delivery between October 2014 and December 2014. At September 27, 2014, a 10% decline in the market price of the cotton covered by our fixed price yarn would have had a negative impact of approximately $1.1 million on the value of the yarn. This compares to what would have been a negative impact of $1.1 million at the 2013 fiscal year end based on the yarn with fixed cotton prices at June 29, 2013, and to what would have been a negative impact of $0.9 million at the transition period end based on the yarn with fixed cotton prices at September 28, 2013.

We may use derivatives, including cotton option contracts, to manage our exposure to movements in commodity prices. We do not designate our options as hedge instruments upon inception. Accordingly, we mark to market changes in the fair market value of the options in cost of sales in the Consolidated Statements of Operations. We did not own any significant cotton options contracts on September 27, 2014, September 28, 2013, or June 29, 2013.
If Parkdale’s operations are disrupted and it is not able to provide us with our yarn requirements, we may need to obtain yarn from alternative sources. Although alternative sources are presently available, we may not be able to enter into short-term arrangements with substitute suppliers on terms as favorable as our current terms with Parkdale. In addition, the cotton futures we have fixed with Parkdale may not be transferable to alternative yarn suppliers. Because there can be no assurance that we would be able to pass along the higher cost of yarn to our customers, this could have a material adverse effect on our results of operations. Moreover, our current contract with Parkdale expires on December 31, 2015, and while we expect to either negotiate an extension agreement with Parkdale or engage an alternative supplier on comparable terms, our inability to do so could negatively affect our business, financial condition and results of operations.
During calendar year 2011, the apparel industry as a whole experienced unprecedented increases in cotton prices leading to ensuing price volatility in calendar 2012. These record high cotton prices, coupled with price discounting that occurred in the basic, undecorated t-shirt market, led to our decision to take a $16.2 million inventory writedown in our basics segment in the December fiscal quarter of 2012, which was the primary factor in the Company's net loss for fiscal year 2012.
Interest Rate Sensitivity
Our U.S. revolving credit facility provides that the outstanding amounts owed shall bear interest at variable rates. If the amount of outstanding floating rate indebtedness at September 27, 2014, under the U.S. revolving credit facility had been outstanding during the entire year and the interest rate on this outstanding indebtedness was increased by 100 basis points, our expense would have increased by approximately $0.4 million, or 6.3%, for the fiscal year. This compares to an increase of $0.1 million, or 6.2%, for the transition period based on the outstanding floating rate indebtedness at September 28, 2013, and to an increase of $0.6 million, or 14.7%, for the 2013 fiscal year based on the outstanding floating rate indebtedness at June 29, 2013. The effect of a 100 basis point increase in interest rates would have had a lower dollar impact for the year ended September 27, 2014, compared to the year ended June 29, 2013, from the lower floating rate debt outstanding and due to a higher level of fixed rate debt under our interest rate swap agreements, on September 27, 2014. The percentage increase is less significant for fiscal year 2014 than for fiscal year 2013 because our total interest expense for fiscal year 2014 was higher than our total interest expense for fiscal year 2013. The actual increase in interest expense resulting from a change in interest rates would depend on the magnitude of the increase in rates and the average principal balance outstanding.
Derivatives
From time to time, we may use interest rate swaps or other instruments to manage our interest rate exposure and reduce the impact of future interest rate changes. See Note 2(y) and Note 15(d) to the Consolidated Financial Statements for more information on our derivatives.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Our Consolidated Financial Statements for each of the fiscal years and transition period in the period ended September 27, 2014, together with the Reports of Independent Registered Public Accounting Firms thereon, are included in this report commencing on page F-1 and are listed under Part IV, Item 15 in this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 27, 2014, and, based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures were effective at the evaluation date.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 27, 2014, based on the framework in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The scope of our efforts to comply with the internal requirements of Section 404 of the Sarbanes-Oxely Act of 2002 with respect to fiscal year 2014 included all of our operations. Based on our evaluation, our management has concluded that, as of September 27, 2014, our internal control over financial reporting is effective.
The effectiveness of our internal control over financial reporting as of September 27, 2014, has been audited by KPMG LLP, our independent registered public accounting firm, who also audited our Consolidated Financial Statements. KPMG’s attestation report on our internal controls over financial reporting is included herein.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting during the fourth quarter of fiscal year 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Delta Apparel, Inc.:
We have audited Delta Apparel, Inc.’s internal control over financial reporting as of September 27, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Delta Apparel Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
In our opinion, Delta Apparel, Inc. maintained, in all material respects, effective internal control over financial reporting as of September 27, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Delta Apparel, Inc. and subsidiaries as of September 27, 2014 and September 28, 2013, and the related consolidated statements of operations, comprehensive (loss) income, shareholders’ equity, and cash flows for the fiscal year ended September 27, 2014 and the 13-week transition period ended September 28, 2013, and our report dated December 10, 2014 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Greenville, South Carolina
December 10, 2014

ITEM 9B.	OTHER INFORMATION
Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item is incorporated herein by reference from the portions of the definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days following the end of our 2014 fiscal year under the headings "Proposal No. 1: Election of Directors", “Corporate Governance”, “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance.”
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
The information required by this Item is incorporated herein by reference from the portions of the definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days following the end of our 2014 fiscal year under the headings “Compensation Discussion and Analysis”, “Compensation Tables,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information relating to security ownership by certain beneficial owners and management is incorporated herein by reference from the portion of the definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days following the end of our 2014 fiscal year under the heading “Stock Ownership of Management and Principal Shareholders."
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
Set forth in the table below is certain information about securities issuable under our equity compensation plans as of September 27, 2014.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	265,352	$2.54	562,939
Equity compensation plans not approved by security holders	502,000	$12.27	—
Total	767,352	$10.29	562,939
For additional information on our stock-based compensation plans, see Note 12 to the Consolidated Financial Statements.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated herein by reference from the portion of the definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days following the end of our 2014 fiscal year under the headings “Related Party Transactions” and "Corporate Governance".

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item is incorporated herein by reference from the portion of the definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days following the end of our 2014 fiscal year under the heading “Proposal No. 4: Ratification of Appointment of Independent Registered Public Accounting Firm”.
PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
Financial Statements:
Reports of Independent Registered Public Accounting Firms.
Consolidated Balance Sheets as of September 27, 2014, September 28, 2013, and June 29, 2013.
Consolidated Statements of Operations for the year ended September 27, 2014, 13-week transition period ended September 28, 2013, and for the years ended June 29, 2013, and June 30, 2012.
Consolidated Statements of Comprehensive Income (Loss) for the year ended September 27, 2014, 13-week transition period ended September 28, 2013, and for the years ended June 29, 2013, and June 30, 2012.
Consolidated Statements of Shareholders’ Equity for the year ended September 27, 2014, 13-week transition period ended September 28, 2013, and for the years ended June 29, 2013, and June 30, 2012.
Consolidated Statements of Cash Flows for the year ended September 27, 2014, 13-week transition period ended September 28, 2013, and for the years ended June 29, 2013, and June 30, 2012.
Notes to Consolidated Financial Statements.
Financial Statements Schedules:
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

3.1.1	Articles of Incorporation of the Company: Incorporated by reference to Exhibit 3.1 to the Company’s Form 10-12B filed on December 30, 1999.

3.1.2	Amendment to Articles of Incorporation of the Company dated September 18, 2003: Incorporated by reference to Exhibit 3.1.2 to the Company’s Form 10-Q filed on November 5, 2003.

3.1.3	Amendment to Articles of Incorporation of the Company dated April 28, 2005: Incorporated by reference to Exhibit 3.1.3 to the Company’s Form 8-K filed on April 29, 2005.

3.1.4	Amendment to Articles of Incorporation of the Company dated November 8, 2007: Incorporated by reference to Exhibit 3.1.4 to the Company’s Form 10-K filed on August 28, 2009.

3.2.1	Bylaws of the Company: Incorporated by reference to Exhibit 3.2.1 to the Company’s Form 10-K filed on August 28, 2009.

3.2.2	Amendment to Bylaws of the Company adopted January 20, 2000: Incorporated by reference to Exhibit 3.2.2 to the Company’s Form 10-K filed on August 28, 2009.

3.2.3	Amendment to Bylaws of the Company adopted February 17, 2000: Incorporated by reference to Exhibit 3.2.3 to the Company’s Form 10-K filed on August 28, 2009.

3.2.4	Amendment to Bylaws of the Company adopted June 6, 2000: Incorporated by reference to Exhibit 3.2.4 to the Company’s Form 10-K filed on August 28, 2009.

3.2.5	Amendment to Bylaws dated August 17, 2006: Incorporated by reference to Exhibit 3.2.5 to the Company’s Form 10-K filed on August 28, 2009.

3.2.6	Amendment to Bylaws dated August 12, 2009: Incorporated by reference to Exhibit 3.2.6 to the Company’s Form 10-K filed on August 28, 2009.

4.1	See Exhibits 3.1.1, 3.1.2, 3.1.3, 3.1.4, 3.2.1, 3.2.2, 3.2.3, 3.2.4, 3.2.5, and 3.2.6.

4.2	Specimen certificate for common stock, par value $0.01 per share, of the Company: Incorporated by reference to Exhibit 4.2 to the Company’s Form 10-12 B/A filed on May 3, 2000.

10.1	See Exhibits 2.1, 2.1.1, 2.2, 2.3, 2.4, 2.4.1 and 2.5.

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

10.2.2
Third Amendment to Fourth Amended and Restated Loan and Security Agreement, dated September 26, 2014, among Delta Apparel, Inc., M.J. Soffe, LLC (successor by merger to TCX, LLC), Junkfood Clothing Company, To The Game, LLC, and Art Gun, LLC, the financial institutions named therein as Lenders, Wells Fargo Bank, National Association, as Administrative Agent, Bank of America, N.A., as Syndication Agent, Wells Fargo Capital Finance, LLC, as Sole Lead Arranger, and Wells Fargo Capital Finance, LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Joint Bookrunners: Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on October 1, 2014.

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

10.11.1
First Amendment to Employment Agreement between Delta Apparel, Inc. and Robert W. Humphreys dated August 17, 2011: Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on August 19, 2011.***

10.11.2
Second Amendment to Employment Agreement between Delta Apparel, Inc. and Robert W. Humphreys dated June 6, 2012: Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 8, 2012.***

10.11.3
Third Amendment to Employment Agreement between Delta Apparel, Inc. and Robert W. Humphreys dated December 5, 2014: Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on December 8, 2014:.***

10.12	Form of Restricted Stock Unit and Performance Unit Award Agreement: Incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q filed on November 3, 2011.***

10.13	Delta Apparel Short-Term Incentive Compensation Plan: Incorporated by reference to Exhibit A to the Company's Proxy Statement filed on September 28, 2011.***

10.14	Form of Restricted Stock Unit and Performance Unit Award Agreement: Incorporated by reference to Exhibit 10.14 to the Company's Form 10-K filed on August 29, 2013.***

10.15	Agreement between Delta Apparel, Inc. and IMG Worldwide, Inc. dated December 6, 2013: Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on December 6, 2013.

10.16	Form of Restricted Stock Unit Award Agreement.***

10.17	Form of Performance Unit Award Agreement.***

16	February 13, 2014, Correspondence from Ernst & Young LLP to SEC: Incorporated by reference to Exhibit 16.1 to the Company's Form 8-K filed on February 13, 2014.

21	Subsidiaries of the Company.

23.1	Consent of Independent Registered Public Accounting Firm.

23.2	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
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

DELTA APPAREL, INC.
(Registrant)

December 10, 2014	By: /s/ Deborah H. Merrill
Date	Deborah H. Merrill
Vice President, Chief Financial Officer and Treasurer
(principal financial and accounting officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and as of the dates indicated.

/s/ James A. Cochran	12/9/2014	/s/ Deborah H. Merrill	12/10/2014
James A. Cochran	Date	Deborah H. Merrill	Date
Director		Vice President, Chief Financial Officer and
Treasurer (principal financial and accounting officer)

/s/ Sam P. Cortez	12/9/2014	/s/ David Peterson	12/6/2014
Sam P. Cortez	Date	David Peterson	Date
Director		Director

/s/ Elizabeth J. Gatewood	12/9/2014	/s/ Suzanne B. Rudy	12/9/2014
Elizabeth J. Gatewood	Date	Suzanne B. Rudy	Date
Director		Director

/s/ G. Jay Gogue	12/9/2014	/s/ Robert E. Staton, Sr	12/8/2014
G. Jay Gogue	Date	Robert E. Staton, Sr.	Date
Director		Director

/s/ Robert W. Humphreys	12/10/2014
Robert W. Humphreys	Date
Chairman and Chief Executive Officer

Delta Apparel, Inc. and Subsidiaries
Index to Consolidated Financial Statements

Reports of Independent Registered Public Accounting Firms	F-2

Consolidated Balance Sheets as of September 27, 2014, September 28, 2013 and June 29, 2013	F-4

Consolidated Statements of Operations for the year ended September 27, 2014, 13-week transition period ended September 28, 2013, and years ended June 29, 2013 and June 30, 2012	F-5

Consolidated Statements of Comprehensive (Loss) Income for the year ended September 27, 2014, 13-week transition period ended September 28, 2013, and years ended June 29, 2013 and June 30, 2012	F-6

Consolidated Statements of Shareholders’ Equity for the year ended September 27, 2014, 13-week transition period ended September 28, 2013, and years ended June 29, 2013 and June 30, 2012	F-7

Consolidated Statements of Cash Flows for the year ended September 27, 2014, 13-week transition period ended September 28, 2013, and years ended June 29, 2013 and June 30, 2012	F-8

Notes to Consolidated Financial Statements	F-9

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Delta Apparel, Inc.:
We have audited the accompanying consolidated balance sheets of Delta Apparel, Inc. and subsidiaries as of September 27, 2014 and September 28, 2013, and the related consolidated statements of operations, comprehensive (loss) income, shareholders’ equity, and cash flows for the fiscal year ended September 27, 2014 and the 13-week transition period ended September 28, 2013. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule II listed in Item 15 (a) (2). These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Delta Apparel, Inc. and subsidiaries as of September 27, 2014 and September 28, 2013, and the results of their operations and their cash flows for the fiscal year ended September 27, 2014 and the 13-week transition period ended September 28, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Delta Apparel, Inc.’s internal control over financial reporting as of September 27, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated December 10, 2014 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ KPMG LLP
Greenville, South Carolina
December 10, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Delta Apparel, Inc. and subsidiaries

We have audited the accompanying consolidated balance sheet of Delta Apparel, Inc. and subsidiaries as of June 29, 2013, and the related consolidated statements of operations, comprehensive income, shareholders' equity, and cash flows for each of the two years in the period ended June 29, 2013.  Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Delta Apparel, Inc. and subsidiaries at June 29, 2013, and the consolidated results of its operations and its cash flows for each of the two years in the period ended June 29, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Ernst & Young LLP
Atlanta, Georgia
August 29, 2013

Delta Apparel, Inc. and Subsidiaries
Consolidated Balance Sheets
(Amounts in thousands, except share amounts and per share data)

	September 27, 2014	September 28, 2013	June 29, 2013
Assets
Cash and cash equivalents	$612	$829	$598
Accounts receivable, net	68,181	68,028	74,415
Other receivables	621	679	412
Income tax receivable	1,360	1,232	2,238
Inventories, net	162,188	165,190	159,514
Prepaid expenses and other current assets	4,534	3,786	4,129
Deferred income taxes	12,152	5,981	4,556
Total current assets	249,648	245,725	245,862

Property, plant and equipment, net	41,005	40,600	39,446
Goodwill	36,729	36,729	16,812
Intangibles, net	23,500	24,837	6,190
Other assets	3,696	3,871	3,600
Total assets	$354,578	$351,762	$311,910

Liabilities and Shareholders’ Equity
Liabilities:
Accounts payable	$57,719	$52,877	$50,472
Accrued expenses	20,167	17,463	18,426
Current portion of long-term debt	15,504	3,704	3,529
Total current liabilities	93,390	74,044	72,427

Long-term debt, less current maturities	114,469	131,030	94,763
Deferred income taxes	3,399	3,610	3,571
Other liabilities	1,513	806	83
Contingent Consideration	3,600	3,400	—
Total liabilities	$216,371	$212,890	$170,844

Commitments and contingencies

Shareholders’ equity:
Preferred stock—$0.01 par value, 2,000,000 shares authorized, none issued and outstanding	—	—	—
Common stock —$0.01 par value, 15,000,000 shares authorized, 9,646,972 shares issued, and 7,877,674 and 7,873,848 and 7,922,784 shares outstanding as of September 27, 2014, September 28, 2013 and June 29, 2013, respectively	96	96	96
Additional paid-in capital	59,649	59,425	60,598
Retained earnings	99,622	100,582	100,014
Accumulated other comprehensive loss	(269)	(557)	(82)
Treasury stock —1,769,298 and 1,773,124 and 1,724,188 shares as of September 27, 2014, September 28, 2013 and June 29, 2013, respectively	(20,891)	(20,674)	(19,560)
Total shareholders’ equity	138,207	138,872	141,066
Total liabilities and shareholders’ equity	$354,578	$351,762	$311,910
See accompanying Notes to Consolidated Financial Statements.

Delta Apparel, Inc. and Subsidiaries
Consolidated Statements of Operations
(Amounts in thousands, except per share data)

	Fiscal Year Ended	13-Week Transition Period Ended	Fiscal Year Ended	Fiscal Year Ended
	September 27, 2014	September 28, 2013	June 29, 2013	June 30, 2012
Net sales	$452,901	$122,559	$490,523	$489,923
Cost of goods sold	367,160	95,439	381,014	406,200
Gross profit	85,741	27,120	109,509	83,723

Selling, general and administrative expenses	86,275	26,588	94,944	89,973
Change in fair value of contingent consideration	200	—	—	—
Other expense (income), net	927	(24)	662	(28)
Operating (loss) income	(1,661)	556	13,903	(6,222)

Interest expense	5,792	1,033	3,997	4,132
(Loss) earnings before (benefit from) provision for income taxes	(7,453)	(477)	9,906	(10,354)
(Benefit from) provision for income taxes	(6,493)	(1,045)	722	(7,907)
Net (loss) earnings	$(960)	$568	$9,184	$(2,447)

Basic (loss) earnings per share	$(0.12)	$0.07	$1.12	$(0.29)
Diluted (loss) earnings per share	$(0.12)	$0.07	$1.08	$(0.29)

Weighted average number of shares outstanding	7,901	7,848	8,234	8,453
Dilutive effect of stock options and awards	—	227	252	—
Weighted average number of shares assuming dilution	7,901	8,075	8,486	8,453
See accompanying Notes to Consolidated Financial Statements.

Delta Apparel, Inc. and Subsidiaries
Consolidated Statements of Comprehensive (Loss) Income
(Amounts in thousands)

	Fiscal Year Ended	13-Week Transition Period Ended	Fiscal Year Ended	Fiscal Year Ended
	September 27, 2014	September 28, 2013	June 29, 2013	June 30, 2012
Net (loss) earnings	$(960)	$568	$9,184	$(2,447)
Other comprehensive income (loss) related to unrealized gain (loss) on derivatives, net of income tax	288	(475)	47	(115)
Comprehensive (loss) income	$(672)	$93	$9,231	$(2,562)

See accompanying Notes to Consolidated Financial Statements.

Delta Apparel, Inc. and Subsidiaries
Consolidated Statements of Shareholders’ Equity
(Amounts in thousands, except share amounts)

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Total
Balance at July 2, 2011	9,646,972	$96	$59,750	$93,277	$(14)	1,225,109	$(11,144)	$141,965

Net loss and other comprehensive loss	—	—	—	(2,447)	(115)	—	—	(2,562)
Stock grant	—	—	(83)	—	—	(9,000)	83	—
Stock options exercised	—	—	(1,559)	—	—	(161,966)	1,506	(53)
Excess tax benefits from option exercises	—	—	529	—	—	—	—	529
Purchase of common stock	—	—	—	—	—	168,120	(2,642)	(2,642)
Employee stock based compensation	—	—	1,730	—	—	—	—	1,730
Balance at June 30, 2012	9,646,972	96	60,367	90,830	(129)	1,222,263	(12,197)	138,967

Net earnings and other comprehensive income	—	—	—	9,184	47	—	—	9,231
Stock grant	—	—	(115)	—	—	(11,250)	115	—
Stock options exercised	—	—	(553)	—	—	(31,401)	339	(214)
Excess tax benefits from option exercises	—	—	34	—	—	—	—	34
Purchase of common stock	—	—	—	—	—	544,576	(7,817)	(7,817)
Employee stock based compensation	—	—	865	—	—	—	—	865
Balance at June 29, 2013	9,646,972	96	60,598	100,014	(82)	1,724,188	(19,560)	141,066

Net earnings and other comprehensive loss	—	—	—	568	(475)	—	—	93
Stock grant	—	—	(1,501)	—	—	(77,000)	898	(603)
Stock options exercised	—	—	(69)	—	—	(3,412)	39	(30)
Excess tax benefits from option exercises	—	—	(1)	—	—	—	—	(1)
Purchase of common stock	—	—	—	—	—	129,348	(2,051)	(2,051)
Employee stock based compensation	—	—	398	—	—	—	—	398
Balance at September 28, 2013	9,646,972	$96	$59,425	$100,582	$(557)	1,773,124	$(20,674)	$138,872

Net loss and other comprehensive income	—	—	—	(960)	288	—	—	(672)
Stock grant	—	—	—	—	—	—	—	—
Stock options exercised	—	—	(32)	—	—	(82,500)	963	931
Excess tax benefits from option exercises	—	—	27	—	—	—	—	27
Purchase of common stock	—	—	—	—	—	78,674	(1,180)	(1,180)
Employee stock based compensation	—	—	229	—	—	—	—	229
Balance at September 27, 2014	9,646,972	$96	$59,649	$99,622	$(269)	1,769,298	$(20,891)	$138,207
See accompanying Notes to Consolidated Financial Statements.

Delta Apparel, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Amounts in thousands)

	Fiscal Year Ended	13-Week Transition Period Ended	Fiscal Year Ended	Fiscal Year Ended
	September 27, 2014	September 28, 2013	June 29, 2013	June 30, 2012
Operating activities:
Net (loss) earnings	$(960)	$568	$9,184	$(2,447)
Adjustments to reconcile net (loss) earnings to net cash provided by (used in) operating activities:
Depreciation	8,156	1,847	7,407	6,884
Amortization of intangibles	1,337	223	607	608
Amortization of deferred financing fees	362	89	363	361
Excess tax benefits from exercise of stock options	(27)	1	(34)	(529)
(Benefit from) provision for deferred income taxes	(6,382)	(1,386)	176	(1,107)
Provision for (benefit from) allowances on accounts receivable, net	201	1,159	(513)	530
Non-cash stock compensation	229	398	865	1,730
Change in the fair value of contingent consideration	200	—	—	—
Loss (gain) on disposal of property and equipment	126	(15)	93	73
Fixed asset impairment charge	913	—	328	—
Inventory write down	—	—	—	16,195
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(296)	4,961	(458)	2,435
Inventories	3,002	(5,676)	2,119	(18,619)
Prepaid expenses and other current assets	(747)	343	(358)	289
Other non-current assets	198	(41)	(90)	(19)
Accounts payable	4,698	2,405	4,152	(9,234)
Accrued expenses	2,503	(965)	1,819	(7,100)
Income taxes	(101)	1,006	6,592	(9,236)
Other liabilities	561	248	(88)	84
Net cash provided by (used in) operating activities	13,973	5,165	32,164	(19,102)

Investing activities:
Purchases of property and equipment	(8,894)	(2,992)	(7,922)	(6,626)
Proceeds from sale of equipment	71	7	72	—
Cash paid for businesses, net of cash acquired	—	(15,000)	—	—
Net cash used in investing activities	(8,823)	(17,985)	(7,850)	(6,626)

Financing activities:
Proceeds from long-term debt	493,360	156,751	486,908	544,295
Repayment of long-term debt	(498,121)	(140,696)	(503,094)	(516,590)
Payment of financing fees	(384)	(319)	—	—
Repurchase of common stock	(1,180)	(2,051)	(7,817)	(2,642)
Proceeds from exercise of stock options	931	—	23	18
Payment of withholding taxes on exercise of stock options	—	(633)	(237)	(71)
Excess tax benefits from exercise of stock options	27	(1)	34	529
Net cash (used in) provided by financing activities	(5,367)	13,051	(24,183)	25,539
Net (decrease) increase in cash and cash equivalents	(217)	231	131	(189)
Cash and cash equivalents at beginning of period	829	598	467	656
Cash and cash equivalents at end of period	$612	$829	$598	$467

Supplemental cash flow information:
Cash paid during the period for interest	$4,698	$899	$3,458	$3,532
Cash paid (received) during the period for income taxes, net of refunds received	$255	$(956)	$(6,013)	$2,370
Non-cash financing activity—issuance of promissory notes in connection with an acquisition	$—	$20,387	$—	$—
Non-cash financing activity—capital lease agreement	$778	$—	$—	$—
See accompanying Notes to Consolidated Financial Statements.

Delta Apparel, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 27, 2014

NOTE 1—THE COMPANY
Delta Apparel, Inc. is an international apparel design, marketing, manufacturing and sourcing company that features a diverse portfolio of lifestyle basics and branded activewear apparel and headwear. We specialize in selling casual and athletic products through a variety of distribution channels and distribution tiers, including specialty stores, boutiques, department stores, mid and mass channels, e-retailers, college bookstores and the U.S. military. Our products are also made available direct-to-consumer on our websites at www.soffe.com, www.junkfoodclothing.com, www.saltlife.com and www.deltaapparel.com. We design and internally manufacture the majority of our products, which allows us to offer a high degree of consistency and quality controls as well as leverage scale efficiencies. We have manufacturing operations located in the United States, El Salvador, Honduras and Mexico, and use domestic and foreign contractors as additional sources of production. Our distribution facilities are strategically located throughout the United States to better serve our customers with same-day shipping on our catalog products and weekly replenishments to retailers.
NOTE 2—SIGNIFICANT ACCOUNTING POLICIES
(a) Basis of Presentation: Our consolidated financial statements include the accounts of Delta Apparel and its wholly-owned domestic and foreign subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. We apply the equity method of accounting for investments in companies where we have less than a 50% ownership interest and over which we exert significant influence. We do not exercise control over these companies and do not have substantive participating rights. As such, these entities are not considered variable interest entities.
We operate our business in two distinct segments: branded and basics. Although the two segments are similar in their production processes and regulatory environments, they are distinct in their economic characteristics, products, marketing and distribution methods. During fiscal year 2014, a review of our operating segments determined that the operations of our Art Gun business more closely align with those of our basics segment rather than our branded segment. As a result of this determination, our Art Gun business has been reclassified from the branded to basics segment in all periods presented in Note 13 - Business Segments. This change is included within our fiscal 2014 results and corresponding comparisons to prior periods.
(b) Fiscal Year: We operate on a 52-53 week fiscal year ending on the Saturday closest to September 30. On August 26, 2013, our Board of Directors determined that the Company's fiscal year will begin on the Sunday closest to September 30th of each year and end on the Saturday closest to September 30th of each year. The change was intended to better align our planning, financial and reporting functions with the seasonality of our business. The 2014, 2013 and 2012 fiscal years were 52-week years and ended on September 27, 2014, June 29, 2013, and June 30, 2012, respectively. The transition period was a 13-week quarter and ended on September 28, 2013 to coincide with the change in our fiscal year end.
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
(d) Revenue Recognition: Revenues from product sales are recognized when ownership is transferred to the customer, which includes not only the passage of title, but also the transfer of the risk of loss related to the product. At this point, the sales price is fixed and determinable, and we are reasonably assured of the collectibility of the sale. The majority of our sales are shipped FOB shipping point and revenue is therefore recognized when the goods are shipped to the customer. For sales that are shipped FOB destination point, we do not recognize the revenue until the goods are received by the customer. Shipping and handling charges billed to our customers are included in net revenue and the related costs are included in cost of goods sold. Revenues are reported on net sales basis, which is computed by deducting product returns, discounts and estimated returns and allowances. We estimate returns and allowances on an ongoing basis by considering historical and current trends.
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

(g) Accounts Receivable: Accounts receivable consists primarily of receivables from our customers arising from the sale of our products, and we generally do not require collateral from our customers. We actively monitor our exposure to credit risk through the use of credit approvals and credit limits. At September 27, 2014, our net accounts receivable was $68.2 million, consisting of $71.4 million in accounts receivable and $3.2 million in reserves. At September 28, 2013, our net accounts receivable was $68.0 million, consisting of $71.0 million in accounts receivable and $3.0 million in reserves. At June 29, 2013, our net accounts receivable was $74.4 million, consisting of $76.2 million in accounts receivable and $1.8 million in reserves.
We estimate the net collectibility of our accounts receivable and establish an allowance for doubtful accounts based upon this assessment. In situations where we are aware of a specific customer’s inability to meet its financial obligation, such as in the case of a bankruptcy filing, a specific reserve for bad debts is recorded against amounts due to reduce the net recognized receivable to the amount reasonably expected to be collected. For all other customers, reserves are determined through analysis of the aging of accounts receivable balances, historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in customer payment terms. In addition, reserves are established for other concessions that have been extended to customers, including advertising, markdowns and other accommodations, net of historical recoveries. These reserves are determined based upon historical deduction trends and evaluation of current market conditions. Bad debt expense was less than 1% of net sales in fiscal year 2014, the transition period ended September 28, 2013 and fiscal years 2013 and 2012.
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
During the December quarter of fiscal year 2012, we recorded a $16.2 million lower of cost or market write-down on the inventory in the basics segment and its firm purchase commitments for yarn, resulting from historically high cotton prices in inventory costs combined with declining selling prices. The estimation of the total write-down involved management judgments and assumptions including assumptions regarding future selling price forecasts, the allocation of raw materials between business units, the estimated costs to complete, disposal costs and a normal profit margin. The inventory and yarn firm purchase commitments associated with this inventory write-down were sold during our fiscal year 2012.
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
During the September quarter of fiscal year 2014, we had assets held-for-use that we plan to abandon or dispose of in the December quarter of fiscal year 2015. As part of our ongoing enhancements to our information technology structure to streamline operations as well as reduce system complexity, we expect to abandon certain ERP and related systems. In order to meet future capacity requirements and increase manufacturing efficiency, older model equipment is being replaced with more efficient equipment. Due to the expected abandonment or disposal, we performed an impairment analysis which resulted in a total of $1.0 million impairment expense recorded in the other income (expense) line item in our Consolidated Statements of Operations. Of this amount, $0.7 million and $0.3 million related to our branded and basics segment respectively.
(l) Goodwill and Intangibles: We recorded goodwill and intangibles with definite lives, including trade names and trademarks, customer relationships, technology, and non-compete agreements, in conjunction with the acquisitions of Salt Life, Junkfood, and Art Gun. Intangible assets are amortized based on their estimated economic lives, ranging from four to twenty years. Goodwill represents the excess of the purchase price over the fair value of net identified tangible and intangible assets and liabilities acquired, and is not amortized.

The total amount of goodwill is expected to be deductible for tax purposes. See Note 6 — Goodwill and Intangible Assets for further details.
(m) Impairment of Goodwill: We evaluate the carrying value of goodwill annually or more frequently if events or circumstances indicate that an impairment loss may have occurred. Such circumstances could include, but are not limited to, a significant adverse change in business climate, increased competition or other economic conditions. Under FASB Codification No. 350, Intangibles — Goodwill and Other ("ASC 350"), goodwill is tested at a reporting unit level. As of the beginning of fiscal year 2014, Junkfood and Salt Life were the only reporting units with recorded goodwill.
The Company adopted Accounting Standards Update, ("ASU") No. 2011-08, Intangibles - Goodwill and Other (Topic 350), Testing for Goodwill Impairment ("ASU 2011-08") on July 1, 2012. ASU 2011-08 simplifies how companies are required to test goodwill for impairment. Companies now have the option to first assess qualitative factors to determine whether it is more likely than not (likelihood of more than 50%) that the fair value of a reporting unit is less than its carrying amount. If after considering the totality of events and circumstances a company determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it will not have to perform the two-step impairment test.
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
We complete our annual impairment test of goodwill on the first day of our third fiscal quarter. We estimate fair value of the applicable reporting unit or units using a discounted cash flow methodology. This represents a level 3 fair value measurement as defined under ASC 820, Fair Value Measurements and Disclosures, since the inputs are not readily observable in the marketplace. The goodwill impairment testing process involves the use of significant assumptions, estimates and judgments with respect to a variety of factors, including sales, gross margins, selling, general and administrative expenses, capital expenditures, cash flows and the selection of an appropriate discount rate, all of which are subject to inherent uncertainties and subjectivity. When we perform goodwill impairment testing, our assumptions are based on annual business plans and other forecasted results, which we believe represent those of a market participant. We select a discount rate, which is used to reflect market-based estimates of the risks associated with the projected cash flows, based on the best information available as of the date of the impairment assessment. Based on the valuation, there is not an impairment on the goodwill associated with Junkfood and Salt Life, the only goodwill recorded on our financial statements.
At the end of each reporting period, we are required to remeasure the fair value of the contingent consideration related to the Salt Life and Art Gun acquisitions in accordance with FASB Codification No. 805, Business Combinations (“ASC 805”). Based on the operating results and projections for Salt Life, we analyzed the fair value of the contingent consideration. At September 27, 2014, the fair value of the contingent consideration was remeasured based on Salt Life's historical and current operating results and projections, and the earnout accrual was $3.6 million. At September 27, 2014, the fair value of the contingent consideration was remeasured based on Art Gun's historical and current operating results and projections, remained de minimis, and no amounts are expected to be paid under the terms of the arrangements.
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
(n) Self-Insurance Reserves: Our medical, prescription and dental care benefits are primarily self-insured. Our self-insurance accruals are based on claims filed and estimates of claims incurred but not reported. We develop estimates of claims incurred but not reported based upon the historical time it takes for a claim to be reported and paid and historical claim amounts. We had self-insurance reserves of approximately $0.5 million at September 27, 2014, September 28, 2013, and June 29, 2013.
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
(p) Cost of Goods Sold: We include in cost of goods sold all manufacturing and sourcing costs incurred prior to the receipt of finished goods at our distribution facilities. The cost of goods sold principally includes product cost, purchasing costs, inbound freight charges, insurance, inventory write-downs, and depreciation and amortization expense associated with our manufacturing and sourcing operations.

Our gross margins may not be comparable to other companies, since some entities include costs related to their distribution network in cost of goods sold and we exclude them from gross margin, including them instead in selling, general and administrative expenses.
(q) Selling, General and Administrative Expense: We include in selling, general and administrative expenses costs incurred subsequent to the receipt of finished goods at our distribution facilities, such as the cost of stocking, warehousing, picking and packing, and shipping goods for delivery to our customers. Distribution costs included in selling, general and administrative expenses totaled $16.9 million, $17.5 million  and $16.4 million in fiscal years 2014, 2013 and 2012, respectively, and $4.4 million for the transition period ended September 28, 2013. In addition, selling, general and administrative expenses include costs related to sales associates, administrative personnel cost, advertising and marketing expenses, royalty payments on licensed products, and other general and administrative expenses.
(r) Advertising Costs: All costs associated with advertising and promoting our products are expensed during the year in which they are incurred and are included in selling, general and administrative expenses in the Consolidated Statements of Operations. We participate in cooperative advertising programs with our customers. Depending on the customer, our defined cooperative programs allow the customer to use from 1% to 5% of its net purchases from us towards advertisements of our products. Because our products are being specifically advertised, we are receiving an identifiable benefit resulting from the consideration for cooperative advertising. Therefore, pursuant to FASB Codification No. 605-50, Revenue Recognition, Customers Payments and Incentives, we record cooperative advertising costs as a selling expense and the related cooperative advertising reserve as an accrued liability. Advertising costs totaled $3.6 million, $3.8 million  and $4.3 million in fiscal years 2014, 2013 and 2012, respectively, and $0.8 million for the transition period ended September 28, 2013. Included in these costs were $1.1 million, $1.5 million and $2.0 million in fiscal years 2014, 2013 and 2012, respectively, and $0.3 million for the transition period ended September 28, 2013, related to our cooperative advertising programs.
(s) Stock-Based Compensation: Stock-based compensation cost is accounted for under the provisions of FASB Codification No. 718, Compensation – Stock Compensation (“ASC 718”), the Securities and Exchange Commission Staff Accounting bulletin No. 107 ("SAB 107"), and the Securities and Exchange Commission Staff Accounting Bulletin No. 110 ("SAB 110"). ASC 718 requires all stock-based payments to employees, including grants of employee stock options, to be recognized as expense over the vesting period using a fair value method. We estimate the fair value of stock options using the Black-Scholes options pricing model. The fair value of our restricted stock awards is the quoted market value of our stock on the grant date.  For performance-based stock awards, in the event we determine it is no longer probable that we will achieve the minimum performance criteria specified in the award, we reverse all of the previously recognized compensation expense in the period such a determination is made. We recognize the fair value, net of estimated forfeitures, as a component of cost of sales and selling, general and administrative expense in the Consolidated Statements of Operations over the vesting period.
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
(w) Other Comprehensive Income (Loss): Other Comprehensive Income (Loss) consists of net earnings (loss) and unrealized gains (losses) from cash flow hedges, net of tax. Accumulated other comprehensive loss contained in the shareholders’ equity section of the Consolidated Balance Sheets was $0.3 million, $0.6 million, and $0.1 million, as of September 27, 2014, September 28, 2013, and June 29, 2013, respectively, related to interest rate swap agreements.
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
During fiscal year 2014 we entered into various cotton option contracts to economically hedge the risk related to market fluctuations in the cost of cotton used in our operations. There were none outstanding as of September 27, 2014. We do not receive hedge accounting treatment for these derivatives. As such the realized gains and losses associated with them were recorded within cost of goods sold on the Consolidated Statement of Operations. There were no significant raw material option agreements that were purchased during the transition period ended September 28, 2013, or fiscal years 2013 or 2012. In September 2013, we entered into four interest rate swap agreements, as follows:

	Effective Date	Notational Amount	LIBOR Rate	Maturity Date
Interest Rate Swap	9/9/2013	$15 million	1.1700%	9/9/2016
Interest Rate Swap	9/9/2013	$15 million	1.6480%	9/11/2017
Interest Rate Swap	9/19/2013	$15 million	1.0030%	9/19/2016
Interest Rate Swap	9/19/2013	$15 million	1.4490%	9/19/2017
During fiscal year 2014, the transition period ended September 28, 2013, and fiscal year 2013, the interest rate swap agreements had minimal ineffectiveness and were considered highly-effective hedges.
The changes in fair value of the interest rate swap agreements resulted in an AOCI gain, net of taxes, of $0.3 million for the year ended September 27, 2014, an AOCI loss, net of taxes, of $0.5 million for the transition period ended September 28, 2013, and an AOCI gain, net of taxes, of $47 thousand for the year ended June 29, 2013. See Note 15(d) - Derivatives for further details.
(z) Recently Adopted Accounting Pronouncements:
In July 2012, the FASB issued ASU No. 2012-02, Intangibles - Goodwill and Other (Topic 350), Testing Indefinite-Lived Intangible Assets for Impairment. This new guidance adds an optional qualitative assessment for determining whether an indefinite-lived intangible asset is impaired. Companies have the option to first perform a qualitative assessment to determine whether it is more likely than not (likelihood of more than 50%) that an indefinite-lived intangible is impaired. If a company determines that it is more likely than not that the fair value of such an asset exceeds its carrying amount, it would not need to calculate whether the fair value of such an asset exceeds its carrying amount and it would not need to calculate the fair value of the asset in that year. The company must, however, make a positive assertion about the conclusion and the circumstances taken into account to reach that conclusion. However, if the company determines otherwise, it must calculate the fair value of the asset and compare that value with its carrying amount. If the carrying amount of the company's intangible asset exceeds its fair value, the company must record an impairment charge for the amount of that excess, if any. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. ASU 2012-02 was adopted on June 30, 2013, and the adoption had no impact on our financial statements.
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
In July 2013, the FASB issued ASU No. 2013-10, Derivatives and Hedging (Topic 815), Inclusion of the Fed Funds Effective Swap Rate as a Benchmark Interest Rate for Hedge Accounting Purposes ("ASU 2013-10"). This guidance allows an entity to now designate the Federal Funds Effective Swap Rate (the Overnight Index Swap rate, or OIS rate, in the United States) as a benchmark interest rate for hedge accounting purposes in addition to the interest rate on direct Treasury obligations of the United States government and the London Interbank Offered Rate ("LIBOR"). The FASB also eliminated the restriction on designating different benchmark interest rate hedges for similar hedges. ASU 2013-10 is effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 2013. ASU 2013-10 was adopted on July 1, 2013, and the adoption had no impact on our financial statements.
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
(aa) Recently Issued Accounting Pronouncements Not Yet Adopted:
In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Topic 740), Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, ("ASU 2013-11"). This new guidance requires entities to present unrecognized tax benefits as a decrease in a net operating loss, similar tax loss or tax credit carryforward if certain criteria are met. The determination of whether a deferred tax asset is available is based on the unrecognized tax benefit and the deferred tax asset that exists as of the reporting date and presumes disallowance of the tax position at the reporting date. This amendment is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2013. ASU 2013-11 is therefore effective for our fiscal year beginning September 28, 2014. We are evaluating the effect that ASU 2013-11 will have on the Consolidated Financial Statements and related disclosures
In May, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, ("ASU 2014-09"). This new guidance requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods for services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. ASU 2014-09 is effective for annual periods beginning after December 15, 2016, for public business entities and permits the use of either the retrospective or cumulative effect transition method. Early application is not permitted. ASU 2014-09 is therefore effective for our fiscal year beginning October 1, 2017. We are evaluating the effect that ASU 2014-09 will have on the Consolidated Financial Statements and related disclosures.
NOTE 3—ACQUISITIONS
On August 27, 2013, To The Game purchased substantially all of the assets of Salt Life Holdings, LLC, including all of its domestic and international trademark rights in the Salt Life brand (the "Salt Life Acquisition"). The purchase price for the Salt Life Acquisition consisted of: (i) a cash payment at closing of $12,000,000, (ii) a deposit at closing of $3,000,000 into an escrow account to be held to secure indemnification obligations of the seller under the asset purchase agreement and to be held for a period of up to fifty-four months following the closing, and (iii) delivery of two promissory notes in the aggregate principal amount of $22,000,000. An additional amount may be payable in cash after the end of calendar year 2019 if financial performance targets involving the sale of Salt Life-branded products are met during the 2019 calendar year. At acquisition, we recorded an accrual of $3.4 million for the fair value of the contingent consideration associated with the Salt Life Acquisition. We financed the cash portion of the purchase price through our Fourth Amended and Restated Loan and Security Agreement, as amended on August 27, 2013. We expensed all acquisition related costs totaling $0.3 million in the selling, general and administrative expense line item of our Condensed Consolidated Statements of Operations in the quarter ended September 28, 2013.
We have made certain revisions to the presentation of the Statement of Cash Flows for the transition period ended September 28, 2013. The Company originally incorrectly included $20.4 million, the fair value of the two promissory notes entered into in conjunction with the Salt Life Acquisition, as cash flows used in investing activities and correspondingly as cash flows provided by financing activities. As this was a non-cash investing and financing transaction, this should have been excluded from cash flows and instead disclosed as a non-cash investing and financing transactions at the bottom of the Statement of Cash Flows. The Company assessed the materiality of this error and determined that the error was not material and previously-issued financial statements could continue to be relied upon. The revisions had no impact on our results of operations or financial position.
On December 6, 2013, we entered into an agreement (the "IMG Agreement") with IMG Worldwide, Inc. ("IMG") that provides for the termination of the Salt Life brand license agreements entered into between Delta and IMG (as agent on behalf of Salt Life Holdings) prior to the Salt Life Acquisition as well as the agency agreement entered into between Salt Life Holdings and IMG prior to the Salt Life Acquisition. In addition, the IMG Agreement provides that Delta and Salt Life Holdings are released from all obligations and liabilities under those agreements or relating to the Salt Life Acquisition. Pursuant to the IMG Agreement, To The Game and IMG entered into a separate, multi-year agency agreement, which has since been terminated, whereby IMG represented To The Game with respect to the licensing of the Salt Life brand in connection with certain product and service categories. To The Game agreed to pay IMG installments totaling $3,500,000 to terminate the existing arrangements. As a result, the above-referenced $3,000,000 indemnification asset was released from escrow during the quarter ended December 28, 2013, and applied towards these payment obligations, along with additional amounts previously accrued for royalty obligations under the above-referenced Salt Life brand license agreements. In accordance with the payment terms, To The Game remitted an initial $1.55 million payment and the first $195 thousand installment during the March 2014 quarter. The second and third $195 thousand installments were made during the June and September 2014 quarters as required by the agreement. As of September 27, 2014, there are 7 quarterly installments of $195 thousand remaining. We have recorded the fair value of the liability as of September 27, 2014, on our financials with $0.8 million in accrued expenses and $0.4 million in other liabilities.
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
We accounted for the Salt Life Acquisition pursuant to ASC 805, Business Combinations, with the purchase price allocated based upon fair value. We have identified certain intangible assets associated with Salt Life, including trade name and trademarks, license agreements, non-compete agreements and goodwill. The total amount of goodwill is expected to be deductible for tax purposes. Components of the intangible assets recorded at acquisition are as follows (in thousands):

		Economic Life
Goodwill	$19,917	N/A

Intangibles:
Tradename/trademarks	16,000	30 yrs
License agreements	2,100	15 – 30 yrs
Non-compete agreements	770	6.6 yrs
Total intangibles	18,870

Total goodwill and intangibles	$38,787

NOTE 4—INVENTORIES
Inventories, net of reserves of $7.1 million, $6.9 million, and $6.8 million as of September 27, 2104, September 28, 2013, and June 29, 2013, respectively, consist of the following (in thousands):

	September 27, 2014	September 28, 2013	June 29, 2013
Raw materials	$9,609	$11,917	$12,443
Work in process	15,859	15,121	16,407
Finished goods	136,720	138,152	130,664
	$162,188	$165,190	$159,514
Raw materials include finished yarn, undecorated garments and direct materials for the basics segment and include direct embellishment materials and undecorated garments and headwear for the branded segment.
NOTE 5—PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consist of the following (in thousands):

	Estimated Useful Life	September 27, 2014	September 28, 2013	June 29, 2013
Land and land improvements	25 years	$996	$993	$993
Buildings	20 years	8,769	7,882	7,882
Machinery and equipment	10 years	73,877	69,570	69,094
Computers and software	3-10 years	20,207	20,842	20,386
Furniture and fixtures	7 years	5,342	5,301	5,290
Leasehold improvements	3-10 years	2,776	2,335	2,335
Automobiles	5 years	932	796	797
Construction in progress	N/A	2,922	4,590	2,430
		115,821	112,309	109,207
Less accumulated depreciation and amortization		(74,816)	(71,709)	(69,761)
		$41,005	$40,600	$39,446

NOTE 6—GOODWILL AND INTANGIBLE ASSETS
Components of intangible assets consist of the following (in thousands):

	September 27, 2014			September 28, 2013			June 29, 2013
	Cost	Accumulated Amortization	Net Value	Cost	Accumulated Amortization	Net Value	Cost	Accumulated Amortization	Net Value	Economic Life

Goodwill	$36,729	$—	$36,729	$36,729	$—	$36,729	$16,812	$—	$16,812	N/A

Intangibles:
Tradename/trademarks	$17,530	$(1,281)	$16,249	$17,530	$(672)	$16,858	$1,530	$(603)	$927	20 - 30 yrs
Customer relationships	7,220	(3,298)	3,922	7,220	(2,937)	4,283	7,220	(2,847)	4,373	20 yrs
Technology	1,220	(582)	638	1,220	(459)	761	1,220	(428)	792	10 yrs
License Agreements	2,100	(113)	1,987	2,100	(10)	2,090	—	—	—	15 - 30 yrs
Non-compete agreements	1,287	(583)	704	1,287	(442)	845	517	(419)	98	4 – 8.5 yrs
Total intangibles	$29,357	$(5,857)	$23,500	$29,357	$(4,520)	$24,837	$10,487	$(4,297)	$6,190

The goodwill cost represents the acquired goodwill net of the cumulative impairment losses of $0.6 million. Amortization expense for intangible assets was $1.3 million for the year ended September 27, 2014, and $0.607 million for the years ended June 29, 2013, and June 30, 2012. Amortization expense for the transition period ended September 28, 2013, was $0.2 million. Amortization expense is estimated to be approximately $1.3 million each for fiscal years 2015, 2016, 2017, 2018 and 2019.
NOTE 7—ACCRUED EXPENSES
Accrued expenses consist of the following (in thousands):

	September 27, 2014	September 28, 2013	June 29, 2013
Accrued employee compensation and benefits	$10,505	$8,916	$9,762
Taxes accrued and withheld	1,173	742	1,199
Accrued insurance	728	557	568
Accrued advertising	411	397	363
Accrued royalties	2,878	3,198	3,001
Accrued commissions	564	650	677
Derivative liability	—	100	49
Other	3,908	2,903	2,807
	$20,167	$17,463	$18,426

During the fourth quarter of fiscal year 2014, certain strategic initiatives were implemented to improve the Company's results of operations and financial position. As a result of these initiatives, approximately $4.0 million in expenses were recognized during the fourth quarter of fiscal year 2014.

These expenses consist of the following (in thousands):

September 27, 2014
Severance expense	$2,169
Reduced manufacturing production	868
Fixed asset impairment	984
$4,021

These expenses were reported in our Consolidated Statement of Operations as follows (in thousands):

September 27, 2014
Cost of goods sold	$868
Selling, general and administrative expenses	2,169
Other expense	984
$4,021

In fiscal year 2014, we paid $.8 million of these expenses.  As of September 27, 2014, $1.8 million of these expenses were accrued and reported on our Consolidated Balance Sheet.

NOTE 8—LONG-TERM DEBT
Long-term debt consists of the following (in thousands):

	September 27, 2014	September 28, 2013	June 29, 2013
Revolving U.S. credit facility, interest at base rate or adjusted LIBOR rate plus an applicable margin (interest at 2.6% on September 27, 2014) due May 2017	$96,231	$105,746	$88,753
Revolving credit facility with Banco Ficohsa, a Honduran bank, interest at 7% due March 2019 (denominated in U.S. dollars)	4,984	4,258	5,000
Term loan with Banco Ficohsa, a Honduran bank, interest at 7%, interest only payments thru March 2012, principal payments begin April 2012, payable monthly with a seven-year term (denominated in U.S. dollars)	3,405	4,297	4,539
Term loan with Banco Ficohsa, a Honduran bank, interest at 7%, payable monthly with a eighteen-month term (denominated in U.S. dollars)	700	—	—
Term loan with Banco Ficohsa, a Honduran bank, interest at 7%, payable monthly with a seven-year term (denominated in U.S. dollars)	3,700	—	—
Salt Life acquisition promissory note, imputed interest at 1.92%, one-time installment due September 30, 2014, quarterly installments beginning April 2015 through June 2016	13,404	13,150	—
Salt Life acquisition promissory note, imputed interest at 3.62%, quarterly payments beginning September 2016 through June 2019	7,549	7,283	—
	129,973	134,734	98,292
Less current installments	(15,504)	(3,704)	(3,529)
Long-term debt, excluding current installments	$114,469	$131,030	$94,763
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

On August 27, 2013, Delta Apparel, To The Game, Junkfood, Soffe and Art Gun entered into a Consent and First Amendment to the Amended Loan Agreement with Wells Fargo Bank, National Association and the other lenders set forth therein (the "First Amendment"). Pursuant to the First Amendment, in general and among other things, (1) the lenders and agent parties consented to the Salt Life Acquisition, (2) the maturity of the loans (other than the below referenced first in last out Tranche B ("FILO Tranche B")) under the Amended Loan Agreement was extended one year to May 27, 2017, (3) the lenders consented to Delta Apparel's Honduran subsidiaries borrowing up to an additional $10,000,000 from a certain Honduran bank in connection with the purchase of certain equipment, and (4) the FILO Tranche B was added to provide Delta Apparel and its affiliate parties to the Amended Loan Agreement an additional 5% borrowing availability with respect to eligible accounts receivable and eligible inventory. The FILO Tranche B, and only the FILO Tranche B, will terminate by August 27, 2015 (subject to earlier cancellation by Delta Apparel), has a maximum borrowing availability of $10,000,000, and includes interest rates between 150 and 200 basis points higher than the rates applicable to the other loans available under the Amended Loan Agreement.
On September 4, 2013, Delta Apparel, To The Game, Junkfood, Soffe and Art Gun entered into a Second Amendment to the Amended Loan Agreement with Wells Fargo Bank, National Association and the other lenders set forth therein (the "Second Amendment"). The Second Amendment revised the time frame for reports due to the lenders to reflect the change in our fiscal year end.
On September 26, 2014, Delta Apparel, To The Game, Junkfood, Soffe and Art Gun entered into a Third Amendment to the Amended Loan Agreement with Wells Fargo Bank, National Association and the other lenders set forth therein (the "Third Amendment"). The Third Amendment amends certain definitions within the Amended Loan Agreement and eases borrowing base availability thresholds relating to the financial testing covenant during the period from September 28, 2014, through October 31, 2015. In addition, the definition of Fixed Charge Coverage Ratio is amended to adjust for expenses that may be incurred in connection with strategic initiatives, and to exclude the $9 million payment that was due on September 30, 2014, in connection with the August 27, 2013, purchase of certain assets and properties of Salt Life Holdings, LLC.
Pursuant to the Amended Loan Agreement, the line of credit under our U.S. revolving credit facility is $145 million (subject to borrowing base limitations), and matures on May 27, 2017. Provided that no event of default exists, we have the option to increase the maximum credit available under the facility to $200 million (subject to borrowing base limitations), conditioned upon the Agent's ability to secure additional commitments and customary closing conditions. In fiscal year 2014, we paid $0.4 million in financing costs in conjunction with the Third Amendment.
Our U.S. revolving credit facility is secured by a first-priority lien on substantially all of the real and personal property of Delta Apparel, Junkfood, Soffe, To The Game, and Art Gun. All loans bear interest at rates, at the Company's option, based on either (a) an adjusted LIBOR rate plus an applicable margin or (b) a base rate plus an applicable margin, with the base rate equal to the greatest of (i) the federal funds rate plus 0.5%, (ii) the LIBOR rate plus 1.0%, or (iii) the prime rate announced by Wells Fargo, National Association. The facility requires monthly installment payments of approximately $0.2 million in connection with fixed asset amortizations, and these amounts reduce the amount of availability under the facility. Annual facility fees are 0.25% or 0.375% (subject to average excess availability) of the amount by which $145 million exceeds the average daily principal balance of the outstanding loans and letters of credit accommodations. The annual facility fees are charged monthly based on the principal balances during the immediately preceding month.
At September 27, 2014, we had $96.2 million outstanding under our U.S. revolving credit facility at an average interest rate of 2.6%, and had the ability to borrow an additional $38.8 million. Our credit facility includes the financial covenant that if the amount of availability falls below the threshold amounts set forth in the Third Amendment, our Fixed Charge Coverage Ratio (“FCCR”) (as defined in the Amended Loan Agreement) for the preceding 12-month period must not be less than 1.1 to 1.0. As availability was above the minimum, we were not subject to the FCCR covenant at September 27, 2014. As of September 27, 2014, our FCCR was below the minimum threshold specified in our credit agreement. In addition, the credit facility includes customary conditions to funding, representations and warranties, covenants, and events of default. The covenants include, among other things, limitations on asset sales, consolidations, mergers, liens, indebtedness, loans, investments, guaranties, acquisitions, dividends, stock repurchases, and transactions with affiliates.
Proceeds of the loans made pursuant to the Amended Loan Agreement may be used for permitted acquisitions (as defined in the Amended Loan Agreement), general operating expenses, working capital, other corporate purposes, and to finance credit facility fees and expenses. We are allowed to make cash dividends and stock repurchases if (i) as of the date of the payment or repurchase and after giving effect to the payment or repurchase, we have availability on that date of not less than $18.125 million and average availability for the 30-day period immediately preceding that date of not less than $18.125 million; and (ii) the aggregate amount of dividends and stock repurchases after May 27, 2011, does not exceed $19 million plus 50% of our cumulative net income (as defined in the Amended Loan Agreement) from the first day of fiscal year 2012 to the date of determination. At September 27, 2014, September 28, 2013, and June 29, 2013, there was $8.2 million, $9.9 million and $11.6 million, respectively, of retained earnings free of restrictions to make cash dividends or stock repurchases.
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

In conjunction with the Salt Life Acquisition, we issued two promissory notes in the aggregate principal of $22.0 million, which included a one-time installment of $9.0 million that was due on September 30, 2014, and quarterly installments commencing on March 31, 2015, with the final installment due on June 30, 2019. The promissory notes are zero-interest notes and state that interest will be imputed as required under Section 1274 of the Internal Revenue Code. We have imputed interest at 1.92% and 3.62% on the promissory notes that mature on June 30, 2016, and June 30, 2019, respectively. At September 27, 2014, the discounted value of the promissory notes was $21.0 million.
In March 2011, we extinguished our existing debt with Banco Ficohsa, a Honduran bank, and entered into a new credit facility with it. The credit facility is secured by a first-priority lien on the assets of our Honduran operations and the loan is not guaranteed by the U.S. entity. The installment portion of the credit facility carries a fixed interest rate of 7% for a term of seven years and is denominated in U.S. dollars. During the first 12 months of the term, the loan required only monthly interest payments with no principal payments. Beginning in April 2012, ratable monthly principal and interest payments are due through the end of the term. As of September 27, 2014, we had $3.4 million outstanding on this loan. The revolving credit portion of the loan has a 7% fixed interest rate with an ongoing 18-month term (expiring March 2019) and is denominated in U.S. dollars. The revolving credit facility requires minimum payments during each 6-month period of the 18-month term; however, the agreement permits additional drawdowns to the extent payments are made, if certain objective covenants are met. The new revolving Honduran debt, by its nature, is not long-term as it requires scheduled payments each six months. However, as the agreement permits us to re-borrow funds up to the amount repaid, subject to certain objective covenants, and we intend to re-borrow funds, subject to the objective criteria, the amounts have been classified as long-term debt. As of September 27, 2014, we had $5.0 million outstanding on this loan.
In October 2013, we entered into two new term loan agreements with Banco Ficohsa to finance our Honduran expansion project. These also are not guaranteed by the U.S. entity and are secured by a first-priority lien on the assets of our Honduran operations. The first loan, an 18-month agreement for $1.8 million with a 7% fixed interest rate, is denominated in U.S. dollars, and has ratable monthly principal and interest payments due through the end of the term. As of September 27, 2014, we had $0.7 million outstanding on this loan agreement. The second loan, a seven-year agreement for $4.2 million with a 7% fixed interest rate, is denominated in U.S. dollars and has ratable monthly principal and interest payments due through the end of the term. As of September 27, 2014, we had $3.7 million outstanding on this loan agreement. The carrying value of these term loans approximates the fair value.
The aggregate maturities of debt at September 27, 2014, are as follows (in thousands):

Fiscal Year	Amount
2015	$15,504
2016	7,889
2017	95,342
2018	9,070
2019	1,468
Thereafter	700
$129,973

NOTE 9—INCOME TAXES
The provision for income taxes consists of the following (in thousands):

	Period ended
	September 27, 2014	September 28, 2013	June 29, 2013	June 30, 2012
Current:
Federal	$—	$—	$40	$(6,795)
State	79	—	35	—
Foreign	158	44	145	157
Total current	$237	$44	$220	$(6,638)
Deferred:
Federal	$(5,807)	$(933)	$499	$(284)
State	(923)	(156)	3	(985)
Total deferred	(6,730)	(1,089)	502	(1,269)
(Benefit from) provision for income taxes	$(6,493)	$(1,045)	$722	$(7,907)

For financial reporting purposes our (loss) income before (benefit from) provision for income taxes includes the following components (in thousands):

	Period ended
	September 27, 2014	September 28, 2013	June 29, 2013	June 30, 2012
United States	$(16,832)	$(2,827)	$1,468	$(21,660)
Foreign	9,379	2,350	8,438	11,306
	$(7,453)	$(477)	$9,906	$(10,354)
A reconciliation between actual (benefit from) provision for income taxes and the provision for income taxes computed using the federal statutory income tax rate of 34.0% is as follows (in thousands):

	Period ended
	September 27, 2014	September 28, 2013	June 29, 2013	June 30, 2012
Income tax expense at the statutory rate	$(2,533)	$(162)	$3,371	$(3,520)
State income tax expense, net of federal income tax effect	(893)	(147)	(11)	(975)
Rate difference and nondeductible items in foreign jurisdictions	(55)	(15)	(16)	(47)
Impact of foreign earnings in tax-free zone	(3,098)	(756)	(2,754)	(3,683)
Valuation allowance adjustments	4	—	75	14
Nondeductible compensation	—	—	—	193
Nondeductible amortization and other permanent differences	76	25	100	91
Other	6	10	(43)	20
(Benefit from) provision for income taxes	$(6,493)	$(1,045)	$722	$(7,907)
Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. We have not provided deferred taxes on the $55.6 million of undistributed earnings of our foreign subsidiaries where the earnings are considered to be permanently reinvested. The undistributed earnings would become taxable in the United States if we decided to repatriate earnings for business, tax or foreign exchange reasons. If we made that decision, U.S. income taxes would be provided for net of foreign taxes already paid. The determination of the unrecognized deferred tax liability associated with these unremitted earnings is not practical at this time.

Significant components of our deferred tax assets and liabilities are as follows (in thousands):

	September 27, 2014	September 28, 2013	June 29, 2013
Deferred tax assets:
Federal net operating loss carryforwards	$7,219	$834	$—
State net operating loss carryforwards	2,445	1,558	1,416
Charitable donation carryforward	28	66	50
Derivative — interest rate contracts	168	349	51
Alternative minimum tax credit carryforward	49	49	49
Currently nondeductible accruals	6,747	6,597	6,665
Gross deferred tax assets	16,656	9,453	8,231
Less valuation allowance — state net operating loss	(201)	(197)	(197)
Net deferred tax assets	16,455	9,256	8,034

Deferred tax liabilities:
Depreciation	(2,792)	(2,889)	(3,164)
Goodwill and intangibles	(4,793)	(3,931)	(3,762)
Other	(117)	(65)	(123)
Gross deferred tax liabilities	(7,702)	(6,885)	(7,049)
Net deferred tax asset	8,753	2,371	985
Less non-current net deferred tax liabilities	3,399	3,610	3,571
Current deferred tax asset	$12,152	$5,981	$4,556
As of September 27, 2014, and September 28, 2013, we had federal net operating loss carryforwards of approximately $21.2 million and $3.4 million, respectively. There was no federal net operating loss carryforward at June 29, 2013. The deferred tax asset resulting from federal net operating losses for September 27, 2014, and September 28, 2013, were $7.2 million and $0.8 million, respectively. There is no carryback opportunity for these losses and the carryforwards expire at various intervals from 2033 through 2034. We determined that no valuation allowance is required as we expect that all such carryforwards more likely than not will be realized within statutory periods of carryover and utilization.
As of September 27, 2014, September 28, 2013, and June 29, 2013, we had state net operating loss carryforwards of approximately $52.7 million, $36.1 million and $31.1 million, respectively. These carryforwards expire at various intervals from 2019 through 2034. Our deferred tax asset related to state net operating loss carryforwards is reduced by a valuation allowance to result in deferred tax assets we consider more likely than not to be realized. There was a $4 thousand net increase in the total valuation allowance for the year ended September 27, 2014.
For both federal and state purposes, the ultimate realization of deferred tax assets depends upon the generation of future taxable income during the periods in which those temporary differences become deductible or when the carryforwards are available.
FASB Codification No. 740, Income Taxes (“ASC 740”) requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not (i.e., a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Accrued interest and penalties related to unrecognized tax benefits would also be recorded. We did not have any material unrecognized tax benefits as of September 27, 2014, September 28, 2013, or June 29,2013. We also did not have any interest and penalties accrued related to unrecognized tax benefits as of September 27, 2014.
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
Future minimum lease payments under non-cancelable operating leases as of September 27, 2014, were as follows (in thousands):

Fiscal Year	Amount
2015	$7,993
2016	6,901
2017	4,860
2018	3,197
2019	1,608
Thereafter	1,183
$25,742
Rent expense for all operating leases was $9.8 million, $9.8 million and $10 million for fiscal years 2014, 2013, and 2012, respectively. Rent expense for the transition period ended September 27, 2013 was $2.5 million.
NOTE 11—EMPLOYEE BENEFIT PLANS
We sponsor and maintain a 401(k) retirement savings plan (the “401(k) Plan”) for our employees who meet certain service and age requirements. The 401(k) Plan permits participants to make pre-tax contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code. The 401(k) Plan provides for us to make a guaranteed match of the employee’s contributions. We contributed approximately $1.3 million to the 401(k) Plan during fiscal year 2014 and approximately $1.3 million to the 401(k) Plan during each of the fiscal years 2013, and 2012. Contributions to the 401(k) plan during the transition period ended September 28, 2013, were $0.4 million.
We provide post-retirement life insurance benefits for certain retired employees. The plan is noncontributory and is unfunded, and therefore, benefits and expenses are paid from our general assets as they are incurred. All of the employees in the plan are fully vested and the plan was closed to new employees in 1990. The discount rate used in determining the liability was 6.0% for fiscal years 2014 and 2013. The following table presents the benefit obligation for these benefits, which is included in accrued expenses in the accompanying balance sheets (in thousands).

	September 27, 2014	September 28, 2013	June 29, 2013
Balance at beginning of year	$465	$471	$526
Interest expense	6	—	6
Benefits paid	(29)	(6)	(62)
Actuarial adjustment	1	—	1
Balance at end of year	$443	$465	$471
NOTE 12—STOCK-BASED COMPENSATION
On November 11, 2010, the Delta Apparel, Inc. shareholders approved the Delta Apparel, Inc. 2010 Stock Plan ("2010 Stock Plan"). Upon shareholder approval of the 2010 Stock Plan, no additional awards have been or will be granted under either the Delta Apparel Stock Option Plan ("Option Plan") or the Delta Apparel Incentive Stock Award Plan ("Award Plan"); instead, all stock awards have and will be granted under the 2010 Stock Plan. We account for these plans pursuant to ASC 718, SAB 107 and SAB 110. Shares are generally issued from treasury stock upon exercise of the options or the vesting of the restricted stock units and performance units. ASC 718 requires that cash flows from tax benefits attributable to tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) be classified as financing cash flows. During the 2014 fiscal year, we reduced expense by $90 thousand in connection with our outstanding awards due to adjustments to the expected vesting of certain performance units granted and known forfeitures of certain restricted stock units granted. Total stock-based compensation expense was $0.7 million for the transition period ended September 28, 2013. Total stock-based compensation for fiscal years 2013 and 2012 was $1.2 million and $1.6 million, respectively. Tax expense of $35 thousand, associated with the reduction of expense, was recognized in fiscal year 2014.
Associated with the compensation cost are income tax benefits recognized of $0.3 million, $0.5 million and $0.6 million in the transition period and fiscal years 2013 and 2012, respectively.

2010 Stock Plan
Under the 2010 Stock Plan, the Compensation Committee of our Board of Directors has the authority to determine the employees and directors to whom awards may be granted and the size and type of each award and manner in which such awards will vest. The awards available consist of stock options, stock appreciation rights, restricted stock, restricted stock units, performance stock, performance units, and other stock and cash awards. The aggregate number of shares of common stock that may be delivered under the 2010 Stock Plan is 500,000 plus any shares of common stock subject to outstanding awards under the Option Plan or Award Plan that are subsequently forfeited or terminated for any reason before being exercised. The 2010 Stock Plan limits the number of shares that may be covered by awards to any participant in a given calendar year and also limits the aggregate awards of restricted stock, restricted stock units and performance stock granted in any given calendar year. If a participant dies or becomes disabled (as defined in the 2010 Stock Plan) while employed by or serving as a director, all unvested awards become fully vested. The Compensation Committee is authorized to establish the terms and conditions of awards granted under the 2010 Stock Plan, to establish, amend and rescind any rules and regulations relating to the 2010 Stock Plan, and to make any other determinations that it deems necessary.
Compensation expense is recorded on the selling, general and administrative expense line item in our Consolidated Statements of Operations over the vesting periods.
Stock Options
No stock options were granted during fiscal year 2014. All outstanding options granted by us have vested and are exercisable.
A summary of the stock option activity during the periods ending September 27, 2014, September 28, 2013, June 29, 2013, and June 30, 2012 is presented below:

	September 27, 2014		September 28, 2013		June 29, 2013		June 30. 2012
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Stock options outstanding, beginning of fiscal year	50,000	$13.47	50,000	$13.47	50,000	$13.47	50,000	$13.47
Stock options granted	—	—	—	—	—	—	—	—
Stock options exercised	—	—	—	—	—	—	—	—
Stock options forfeited	—	—	—	—	—	—	—	—
Stock options outstanding, end of fiscal year	50,000	$13.47	50,000	$13.47	50,000	$13.47	50,000	$13.47
Stock options outstanding and exercisable, end of fiscal year	50,000	$13.47	50,000	$13.47	50,000	$13.47	50,000	$13.47
The following table summarizes information about our stock options outstanding, all of which are exercisable as of September 27, 2014:

Date of Option Grant	Number of Options Outstanding and Exercisable	Exercise Price	Grant-Date Fair Value	Expiration Date
February 2, 2011	25,000	$13.86	$6.15	February 18, 2018
February 2, 2011	25,000	$13.07	$6.35	February 18, 2018
	50,000

Restricted Stock Units and Performance Units
The following table summarizes the restricted stock units and performance units award activity during the periods ending September 27, 2014, September 28, 2013, June 29, 2013, and June 30, 2012:

	September 27, 2014		September 28, 2013		June 29, 2013		June 30. 2012
	Number of Units	Weighted average grant date fair value	Number of Units	Weighted average grant date fair value	Number of Units	Weighted average grant date fair value	Number of Units	Weighted average grant date fair value
Units outstanding, beginning of fiscal year	348,852	$14.25	224,870	$15.37	337,700	$16.05	—	$—
Units granted	—	$—	244,852	$14.25	10,000	$13.66	390,900	$16.04
Units issued	—	$—	(120,870)	$16.34	—	$—	—	$—
Units forfeited	(133,500)	$14.16	—	$—	(122,830)	$17.10	(53,200)	$(16.00)
Units outstanding, end of fiscal year	215,352	$14.31	348,852	$14.25	224,870	$15.37	337,700	$16.05

During the transition period ended September 28, 2013, restricted stock units representing 122,426 shares of our common stock were granted. These restricted stock units are service-based and vest upon the filing of our Quarterly Report on Form 10-Q for the period ending June 27, 2015. Upon the filing of such Quarterly Report on Form 10-Q, one-half are payable in the common stock of Delta Apparel, Inc. and are therefore accounted for under the equity method pursuant to ASC 718 and one-half are payable in cash and are therefore accounted for under the liability method pursuant to ASC 718.
During the transition period ended September 28, 2013, performance stock units representing 122,426 shares of our common stock were granted. The performance units are based on the achievement of certain performance criteria for the two-year period ending June 27, 2015, and vest upon the filing of our Quarterly Report on Form 10-Q for the period ending June 27, 2015, subject to the achievement of the performance goals. Upon the filing of such Quarterly Report on Form 10-Q, one-half are payable in the common stock of Delta Apparel, Inc. and are therefore accounted for under the equity method pursuant to ASC 718 and one-half are payable in cash and are therefore accounted for under the liability method pursuant to ASC 718.
During fiscal years 2013 and 2012, restricted stock units representing 5,000 and 91,450 shares of our common stock, respectively, were granted. These restricted stock units are service-based and vested upon the filing of our Annual Report on Form 10-K for the fiscal year ended June 29, 2013. The restricted stock units were payable in the common stock of Delta Apparel, Inc. and were therefore accounted for under the equity method pursuant to ASC 718.
During fiscal year 2013 and 2012, performance units representing 5,000 and 91,450 shares of our common stock, respectively, were granted. The performance units were based on the achievement of certain performance criteria for the two-year period ended June 29, 2013, payable in the common stock of Delta Apparel, Inc. and were eligible to vest with the filing of our Annual Report on Form 10-K for the fiscal year ended June 29, 2013, subject to the achievement of the performance goals. We accounted for these performance units under the equity method pursuant to ASC 718. During the December quarter of fiscal year 2013, we determined that the ability to achieve the performance criteria was not probable. As a result, we reversed the $0.4 million of related share-based expense previously recognized. The performance criteria was not met and the performance units were forfeited on June 29, 2013.
During fiscal year 2012, performance units representing 52,000 shares of our common stock were also granted. These performance units were based on the achievement of certain performance criteria for the fiscal year ended June 30, 2012, and were eligible to vest upon the filing of our Annual Report on Form 10-K for fiscal year 2012; however, the performance criteria were not met and the performance units were forfeited on June 30, 2012.
In addition, during fiscal year 2012, performance units representing 156,000 shares of our common stock were granted. These units were based on the achievement of one-year performance criteria for each of the fiscal years 2013, 2014 and 2015, with one third of such units eligible to vest with the filing of our Annual Report on Form 10-K for each of the fiscal years. Upon achievement of the performance goals, one-half were payable in the common stock of Delta Apparel, Inc. and were therefore accounted for under the equity method pursuant to ASC 718 and one-half were payable in cash and were therefore accounted for under the liability method pursuant to ASC 718. Based upon the performance achieved during fiscal year 2013, 39,520 units of the 52,000 units granted vested upon the filing of our Annual Report on Form 10-K for the fiscal year ended June 29, 2013 and 12,480 units were forfeited on June 29, 2013.
As of September 27, 2014, there was $0.6 million of total unrecognized compensation cost related to non-vested restricted stock units and performance units under the 2010 Stock Plan. This cost is expected to be recognized over a period of 0.9 years.

The following table summarizes information about the unvested restricted stock units and performance units as of September 27, 2014.

Restricted Stock Units/Performance Units	Number of Units	Average Market Price on Date of Grant	Vesting Date
Fiscal year 2012 Performance Units	52,000	$14.25	August 2015
Transition period Performance Units	74,176	$14.10	August 2015
Transition period Restricted Stock Units	74,176	$14.10	August 2015
Transition period Performance Units	7,500	$16.61	August 2015
Transition period Restricted Stock Units	7,500	$16.61	August 2015
	215,352
Option Plan
Prior to expiration of the Option Plan, the Compensation Committee of our Board of Directors had the discretion to grant options for up to 2,000,000 shares of common stock to officers and key and middle-level executives for the purchase of our stock at prices not less than fifty percent of the fair market value of the shares on the dates of grant, with an exercise term (as determined by the Compensation Committee) not to exceed 10 years. The Compensation Committee determined the vesting period for the stock options, which generally became exercisable over three to four years. Certain option awards in the Option Plan provided for accelerated vesting upon meeting specific retirement, death or disability criteria.
Compensation expense was recorded on the selling, general and administrative expense line item in our Consolidated Statements of Operations on a straight-line basis over the vesting periods.
A summary of our stock option activity during fiscal year 2014, the transition period ended September 28, 2013 and fiscal years 2013 and 2012 is presented below:

	Fiscal Year 2014		Transition Period		Fiscal Year 2013		Fiscal Year 2012
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Stock options outstanding, beginning of fiscal year	584,500	$12.13	600,500	$12.09	799,834	$12.22	851,167	$12.16
Stock options exercised	(82,500)	$11.28	(16,000)	$10.83	(139,334)	$11.14	(25,333)	$8.11
Stock options forfeited		$—		$—	(60,000)	$15.91	(26,000)	$14.48
Stock options outstanding, end of fiscal year	502,000	$12.27	584,500	$12.13	600,500	$12.09	799,834	$12.22
Stock options outstanding and exercisable, end of fiscal year	502,000	$12.27	584,500	$12.13	600,500	$12.09	799,834	$12.22
Options exercised during fiscal year 2014 had no intrinsic value. The total intrinsic value of options exercised during the transition period and fiscal years 2013 and 2012 was $1.8 million, $0.7 million and $0.2 million respectively. During fiscal year 2014, the transition period and fiscal years 2013 and 2012, exercised options resulted in excess tax benefits of $27 thousand, $1 thousand, $34 thousand and $529 thousand, respectively. All outstanding options were vested as of September 27, 2014.
The following table summarizes information about our stock options outstanding, all of which are exercisable as of September 27, 2014:

Date of Option Grant	Number of Options Outstanding and Exercisable	Exercise Price	Grant-Date Fair Value	Expiration Date
July 4, 2005	350,000	$13.35	$5.18	July 4, 2015
July 27, 2006	30,000	$17.24	$6.20	July 27, 2016
February 8, 2008	112,000	$8.30	$2.95	February 8, 2018
March 16, 2009	10,000	$4.01	$2.00	February 18, 2018
	502,000

NOTE 13—BUSINESS SEGMENTS
We operate our business in two distinct segments: branded and basics. Although the two segments are similar in their production processes and regulatory environments, they are distinct in their economic characteristics, products, marketing and distribution methods. We are reclassifying our Art Gun business from our branded segment to our basics segment to better reflect that business's current operating characteristics. This change is included within our fiscal 2014 results and corresponding comparisons to prior periods.
The branded segment is comprised of our business units which are focused on specialized apparel garments and headwear to meet consumer preferences and fashion trends, and includes Soffe, Junkfood, To The Game and Salt Life. These branded embellished and unembellished products are sold through specialty and boutique shops, upscale and traditional department stores, mid-tier retailers, sporting goods stores, college bookstores and the U.S. military. Products in this segment are marketed under our lifestyle brands of Soffe®, Intensity Athletics®, Junk Food®, The Game®, American Threads™, and Salt Life® as well as other labels.
The basics segment is comprised of our business units primarily focused on garment styles that are characterized by low fashion risk, and includes our Delta Catalog, FunTees and Art Gun businesses. We market, distribute and manufacture for sale unembellished knit apparel under the main brands of Delta Pro Weight® and Delta Magnum Weight® for sale to a diversified audience ranging from large licensed screen printers to small independent businesses. We also manufacture private label products for major branded sportswear companies, retailers, corporate industry programs, e-retailers, and sports licensed apparel marketers. Art Gun produces custom private label garments through digital printing. Typically these products are sold with value-added services such as hangtags, ticketing, hangers, and embellishment so that they are fully ready for retail.
Robert W. Humphreys, our chief operating decision maker, and management evaluate performance and allocate resources based on profit or loss from operations before interest, income taxes and special charges (“segment operating income (loss)”). Our segment operating income (loss) may not be comparable to similarly titled measures used by other companies. The accounting policies of our reportable segments are the same as those described in Note 2. Intercompany transfers between operating segments are transacted at cost and have been eliminated within the segment amounts shown in the following table (in thousands). We expensed a one-time charge of $1.2 million in the fiscal 2013 September quarter for legal and professional fees related to the previously disclosed Audit Committee internal investigation that was completed during that quarter. This one time charge is included in the basics segment.

	Basics	Branded	Consolidated
Fiscal Year 2014:
Net sales	$265,882	$187,019	$452,901
Segment operating income (loss)	3,448	(5,109)	(1,661)
Segment assets	174,814	179,764	354,578
Equity investment in joint venture	2,879	—	2,879
Purchases of property and equipment	6,435	2,459	8,894
Depreciation and amortization	6,261	3,232	9,493

Transition Period:
Net sales	$64,996	$57,563	$122,559
Segment operating income	359	197	556
Segment assets	162,505	189,257	351,762
Equity investment in joint venture	2,938	—	2,938
Purchases of property and equipment	2,509	483	2,992
Depreciation and amortization	1,451	619	2,070

Fiscal Year 2013:
Net sales	$278,020	$212,503	$490,523
Segment operating income (loss)	15,831	(1,928)	13,903
Segment assets	166,570	145,340	311,910
Equity investment in joint venture	2,909	—	2,909
Purchases of property and equipment	3,978	3,944	7,922
Depreciation and amortization	5,794	2,221	8,015

Fiscal Year 2012:
Net sales	$258,400	$231,523	$489,923
Segment operating (loss) income	(13,020)	6,798	(6,222)
Segment assets	172,646	147,748	320,394
Equity investment in joint venture	2,818	—	2,818
Purchases of property and equipment	3,821	2,805	6,626
Depreciation and amortization	6,135	1,357	7,492
The following reconciles the segment operating income (loss) to the consolidated income (loss) before provision for (benefit from) income taxes (in thousands):

	Period Ended
	September 27, 2014	September 28, 2013	June 29, 2013	June 30, 2012
Segment operating (loss) income	$(1,661)	$556	$13,903	$(6,222)
Unallocated interest expense	5,792	1,033	3,997	4,132
Consolidated (loss) income before (benefit from) provision for income taxes	$(7,453)	$(477)	$9,906	$(10,354)

Our revenues include sales to domestic and foreign customers. Foreign customers are composed of companies whose headquarters are located outside of the United States. Supplemental information regarding our revenues by geographic area based on the location of the customer is as follows (in thousands):

	Period Ended
	September 27, 2014	September 28, 2013	June 29, 2013	June 30, 2012
United States	$442,062	$117,813	$480,981	$484,419
Foreign	10,839	4,746	9,542	5,504
Total net sales	$452,901	$122,559	$490,523	$489,923
Our long-lived assets, excluding goodwill and intangible assets, consist of property, plant and equipment for all locations. We attribute our property, plant and equipment to a particular country based on the location of the long-lived assets. Summarized financial information by geographic area is as follows (in thousands):

	As Of
	September 27, 2014	September 28, 2013	June 29, 2013
United States	$22,919	$22,929	$23,011

Honduras	14,234	13,525	12,144
El Salvador	2,689	3,055	3,163
Mexico	1,163	1,091	1,128
All foreign countries	18,086	17,671	16,435

Total long-lived assets, excluding goodwill and intangibles	$41,005	$40,600	$39,446
NOTE 14—REPURCHASE OF COMMON STOCK
As of June 30, 2012, our Board of Directors had authorized management to use up to $20.0 million to repurchase stock in open market transactions under our Stock Repurchase Program. On January 23, 2013, the Board of Directors authorized an additional $10.0 million for share repurchases, bringing the aggregate total authorized to $30.0 million.
During fiscal years 2014, the transition period ended September 28, 2013, and fiscal years 2013 and 2012, we purchased 78,674 shares, 129,348 shares, 544,576 shares, and 168,120 shares, respectively, of our common stock for a total cost of $1.2 million, $2.1 million, $7.8 million, and $2.6 million, respectively. As of September 27, 2014, we have purchased 2,122,246 shares of common stock for an aggregate of $25.3 million since the inception of the Stock Repurchase Program. All purchases were made at the discretion of management and pursuant to the safe harbor provisions of SEC Rule 10b-18. As of September 27, 2014, $4.7 million remained available for future purchases under our Stock Repurchase Program, which does not have an expiration date.
There were no purchases of our common stock for the quarter ended September 27, 2014.
NOTE 15—COMMITMENTS AND CONTINGENCIES
(a) Litigation
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
On August 27, 2012, Junkfood responded to the Commission staff regarding its recommended penalty, setting forth a number of defenses and mitigating factors that could result in a much lower penalty, if any, ultimately imposed by a court should the matter proceed to litigation. The Commission has since requested additional information regarding the matter and issued a subpoena for records and information. While we will continue to defend against these allegations, we believe a risk of loss is probable. Based upon current information, including the terms of previously published Commission settlements and related product recall notices, should the Commission seek enforcement of the recommended civil penalty and ultimately prevail on its claims at trial we believe there is a range of likely outcomes between $25,000 and an amount exceeding $900,000, along with interest and the Commission's costs and fees. During the quarter ended June 30, 2012, we recorded a liability for what we believe to be the most likely outcome within this range, and this liability remains recorded as of September 27, 2014.

California Wage and Hour Litigation
We were served with a complaint in the Superior Court of the State of California, County of Los Angeles, on or about March 13, 2013, by a former employee of our Delta Activewear business unit at our Santa Fe Springs, California distribution facility alleging violations of California wage and hour laws and unfair business practices with respect to meal and rest periods, compensation and wage statements, and related claims (the "Complaint"). The Complaint is brought as a class action and seeks to include all of our Delta Activewear business unit's current and certain former employees within California who are or were non-exempt under applicable wage and hour laws. The Complaint also names as defendants Junkfood, Soffe, an independent contractor of Soffe, and a former employee, and sought to include all current and certain former employees of Junkfood, Soffe and the Soffe independent contractor within California who are or were non-exempt under applicable wage and hour laws. Delta Apparel, Inc. is now the only remaining defendant in this case. The Complaint seeks injunctive and declaratory relief, monetary damages and compensation, penalties, attorneys' fees and costs, and pre-judgment interest. The discovery process in this matter is ongoing and the issue of class certification remains pending.
On or about August 22, 2014, we were served with an additional complaint in the Superior Court of the State of California, County of Los Angeles, by a former employee of Junkfood and two former employees of Soffe at our Santa Fe Springs, California distribution facility alleging violations of California wage and hour laws and unfair business practices the same or substantially similar to those alleged in the Complaint and seeking the same or substantially similar relief as sought in the Complaint. This complaint is brought as a class action and seeks to include all current and certain former employees of Junkfood, Soffe, our Delta Activewear business unit, the Soffe independent contractor named in the Complaint and an individual employee of such contractor within California who are or were non-exempt under applicable wage and hour laws. Delta Apparel, Inc. and the contractor employee have since been voluntarily dismissed from the case and the remaining defendants are Junkfood, Soffe, and the Soffe contractor. The discovery process in this matter is ongoing and the issue of class certification remains pending.
While we will continue to vigorously defend these actions and believe we have a number of meritorious defenses to the claims alleged, we believe a risk of loss is probable. Based upon current information, we believe there is a collective range of likely outcomes between approximately $15,000 and $795,000. During the transition period September 28, 2013, we recorded a liability for what we believe to be the most likely outcome within this range, and this liability remains recorded as of September 27, 2014. Depending upon the scope and size of any certified class in either action and whether any of the claims alleged ultimately prevail at trial, we could be required to pay amounts exceeding $795,000.
In addition, at times we are party to various legal claims, actions and complaints. We believe that, as a result of legal defenses, insurance arrangements, and indemnification provisions with parties believed to be financially capable, such actions should not have a material effect on our operations, financial condition, or liquidity.
(b) Purchase Contracts
We have entered into agreements, and have fixed prices, to purchase yarn, natural gas, finished fabric, and finished apparel and headwear products. At September 27, 2014, minimum payments under these contracts were as follows (in thousands):

Yarn	$12,555
Natural Gas	14
Finished fabric	2,880
Finished products	22,378
$37,827
(c) Letters of Credit
As of September 27, 2014, we had outstanding standby letters of credit totaling $0.4 million.
(d) Derivatives and Contingent Consideration
From time to time we may use interest rate swaps or other instruments to manage our interest rate exposure and reduce the impact of future interest rate changes. These financial instruments are not used for trading or speculative purposes. The following financial instruments were outstanding as of September 27, 2014:

	Effective Date	Notational Amount	LIBOR Rate	Maturity Date
Interest Rate Swap	9/9/2013	$15 million	1.1700%	9/9/2016
Interest Rate Swap	9/9/2013	$15 million	1.6480%	9/11/2017
Interest Rate Swap	9/19/2013	$15 million	1.0030%	9/19/2016
Interest Rate Swap	9/19/2013	$15 million	1.4490%	9/19/2017

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

The following financial liabilities are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements Using
Period Ended	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest Rate Swap
September 27, 2014	$(438)	—	$(438)	—
September 28, 2013	$(906)	—	$(906)	—
June 29, 2013	$(133)	—	$(133)	—
June 30, 2012	$(209)	—	$(209)	—

Contingent Consideration
September 27, 2014	$(3,600)	—	—	$(3,600)
September 28, 2013	$(3,400)	—	—	$(3,400)
The fair value of the interest rate swap agreements were derived from discounted cash flow analysis based on the terms of the contract and the forward interest rate curve adjusted for our credit risk, which fall in level 2 of the fair value hierarchy. We used the historical results and projected cash flows based on the contractually defined terms, discounted as necessary, to estimate the fair value of the contingent consideration for Salt Life. Accordingly, the fair value measurement for contingent consideration falls in level 3 of the fair value hierarchy. The contingent consideration for Salt Life is remeasured at the end of each reporting period. See Note 2(m) - Impairment of Goodwill for further discussion.
The following table summarizes the fair value and presentation in the Consolidated Balance Sheets for derivatives as of September 27, 2014, September 28, 2013, and June 29, 2013 (in thousands).

	September 27, 2014	September 28, 2013	June 29, 2013
Accrued expenses	$—	$(100)	$(49)
Deferred tax liabilities	168	349	51
Other liabilities	(437)	(806)	(84)
Accumulated other comprehensive loss	$(269)	$(557)	$(82)
(e) License Agreements
We have entered into license agreements that provide for royalty payments of net sales of licensed products as set forth in the agreements. These license agreements are within our branded segment. We have incurred royalty expense (included in selling, general and administrative expenses) of approximately $11.1 million, $15.7 million, $15.2 million and $5.1 million during fiscal years 2014, 2013, 2012 and the transition period ended September 27, 2013, respectively.
At September 27, 2014, based on minimum sales requirements, future minimum royalty payments required under these license agreements were as follows (in thousands):

Fiscal Year	Amount
2015	$1,606
2016	2,645
2017	121
2018	4
2019 and thereafter	—
$4,376
NOTE 16—QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
Presented below is a summary of our unaudited consolidated quarterly financial information for the fiscal years ended September 27, 2014, and June 29, 2013 (in thousands, except per share amounts):

	2014 Quarter Ended				2013 Quarter Ended
	December 28	March 29	June 28	September 27	September 29	December 29	March 30	June 29
Net sales	$100,012	$114,458	$123,534	$114,897	$130,114	$106,750	$120,092	$133,567
Gross profit	19,042	22,279	22,738	21,682	31,853	22,755	26,415	28,486
Operating (loss) income	(674)	834	1,592	(3,412)	5,836	846	2,564	4,657
Net (loss) earnings	(1,597)	(763)	2,166	(765)	3,564	46	1,608	3,966

Basic EPS	$(0.20)	$(0.10)	$0.27	$(0.10)	$0.42	$0.01	$0.20	$0.49
Diluted EPS	$(0.20)	$(0.10)	$0.27	$(0.10)	$0.41	$0.01	$0.19	$0.48
NOTE 17—SUBSEQUENT EVENTS
None.

Section 15 (a)(2) SCHEDULE II — CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
DELTA APPAREL, INC. AND SUBSIDIARIES
(In thousands)
ALLOWANCE FOR DOUBTFUL ACCOUNTS

	Beginning Balance	Acquisition Accounting	Expense	Write-Offs/ Credits Issued	Ending Balance
2014	$851	$—	$467	$(271)	$1,047
Transition Period	656	—	1,082	(887)	851
2013	750	—	62	(156)	656
2012	658	—	280	(188)	750
RETURNS AND ALLOWANCES

	Beginning Balance	Acquisition Accounting	Expense	Write-Offs/ Credits Issued	Ending Balance
2014	$2,108	$—	$12,425	$(12,420)	$2,113
Transition Period	1,143	—	3,015	(2,050)	2,108
2013	1,562	—	8,154	(8,573)	1,143
2012	1,124	—	9,864	(9,426)	1,562
TOTAL RESERVES FOR ALLOWANCES

	Beginning Balance	Acquisition Accounting	Expense	Write-Offs/ Credits Issued	Ending Balance
2014	$2,959	$—	$12,892	$(12,691)	$3,160
Transition Period	1,799	—	4,097	(2,937)	2,959
2013	2,312	—	8,216	(8,729)	1,799
2012	1,782	—	10,144	(9,614)	2,312