Form 10-Q
period 2014-12-27
DELTA APPAREL, INC
filed 2015-02-05
CIK 1101396

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 27, 2014
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
Yes ☐ No ☑
As of January 30, 2015, there were outstanding 7,891,553 shares of the registrant’s common stock, par value of $0.01 per share, which is the only class of outstanding common or voting stock of the registrant.

PART 1.	FINANCIAL INFORMATION

Item 1.	Financial Statements
Delta Apparel, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Amounts in thousands, except share amounts and per share data)
(Unaudited)

	December 27, 2014	September 27, 2014
Assets
Current assets:
Cash and cash equivalents	$238	$612
Accounts receivable, less allowances of $3,627 and $3,159 respectively	52,225	68,802
Income tax receivable	2,153	1,360
Inventories, net	175,615	162,188
Prepaid expenses and other current assets	5,710	4,534
Deferred income taxes	12,504	12,152
Total current assets	248,445	249,648

Property, plant and equipment, net of accumulated depreciation of $76,862 and $75,801 respectively	40,401	41,005
Goodwill	36,729	36,729
Intangibles, net	23,167	23,500
Other assets	3,587	3,696
Total assets	$352,329	$354,578

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$59,959	$57,719
Accrued expenses	18,642	20,167
Current portion of long-term debt	6,954	15,504
Total current liabilities	85,555	93,390

Long-term debt, less current maturities	123,471	114,469
Deferred income taxes	4,408	3,399
Other liabilities	1,317	1,513
Contingent consideration	3,665	3,600
Total liabilities	$218,416	$216,371

Shareholders’ equity:
Preferred stock—$0.01 par value, 2,000,000 shares authorized, none issued and outstanding	—	—
Common stock —$0.01 par value, 15,000,000 shares authorized, 9,646,972 shares issued, and 7,891,553 and 7,877,674 shares outstanding as of December 27, 2014 and September 27, 2014, respectively	96	96
Additional paid-in capital	59,409	59,649
Retained earnings	95,409	99,622
Accumulated other comprehensive loss	(273)	(269)
Treasury stock —1,755,419 and 1,769,298 shares as of December 27, 2014 and September 27, 2014, respectively	(20,728)	(20,891)
Total shareholders’ equity	133,913	138,207
Total liabilities and shareholders' equity	$352,329	$354,578

See accompanying Notes to Condensed Consolidated Financial Statements.

Delta Apparel, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended
	December 27, 2014	December 28, 2013
Net sales	$93,381	$100,012
Cost of goods sold	78,055	80,970
Gross profit	15,326	19,042

Selling, general and administrative expenses	18,540	19,843
Change in fair value of contingent consideration	65	—
Other income, net	(62)	(127)
Operating loss	(3,217)	(674)

Interest expense, net	1,528	1,458
Loss before benefit from income taxes	(4,745)	(2,132)
Benefit from income taxes	(534)	(535)
Net loss	$(4,211)	$(1,597)

Basic loss per share	$(0.53)	$(0.20)
Diluted loss per share	$(0.53)	$(0.20)

Weighted average number of shares outstanding	7,881	7,884
Dilutive effect of stock options and awards	—	—
Weighted average number of shares assuming dilution	7,881	7,884
See accompanying Notes to Condensed Consolidated Financial Statements.

Delta Apparel, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Amounts in thousands)
(Unaudited)

	Three Months Ended
	December 27, 2014	December 28, 2013
Net loss	$(4,211)	$(1,597)
Net unrealized (loss) gain on cash flow hedges	(4)	85
Comprehensive loss	$(4,215)	$(1,512)

See accompanying Notes to Condensed Consolidated Financial Statements.

Delta Apparel, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	Three Months Ended
	December 27, 2014	December 28, 2013
Operating activities:
Net loss	$(4,211)	$(1,597)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,427	2,244
Amortization of deferred financing fees	125	88
Excess tax benefits from exercise of stock options	—	(18)
Benefits from deferred income taxes	657	1,329
Non-cash stock compensation	(66)	247
Change in the fair value of contingent consideration	65	—
Loss (Gain) on disposal or impairment of property and equipment	11	(86)
Release of cash held in escrow	—	3,000
Changes in operating assets and liabilities:
Accounts receivable	16,577	18,916
Inventories	(13,427)	(9,008)
Prepaid expenses and other assets	(1,176)	(816)
Other non-current assets	9	—
Accounts payable	2,240	(4,954)
Accrued expenses	(1,055)	(395)
Income tax receivable	(805)	(1,792)
Other liabilities	(200)	871
Net cash provided by operating activities	1,171	8,029

Investing activities:
Purchases of property and equipment, net	(1,971)	(4,014)
Net cash used in investing activities	(1,971)	(4,014)

Financing activities:
Proceeds from long-term debt	133,124	132,994
Repayment of long-term debt	(132,673)	(137,884)
Payment of deferred financing fees	(25)	—
Proceeds from exercise of stock options	—	316
Excess tax benefits from exercise of stock options	—	18
Net cash provided by (used in) financing activities	426	(4,556)
Net decrease in cash and cash equivalents	(374)	(541)
Cash and cash equivalents at beginning of period	612	829
Cash and cash equivalents at end of period	$238	$288

Supplemental cash flow information:
Cash paid during the period for interest	$1,182	$1,095
Cash (received) paid during the period for income taxes, net of refunds received	$(385)	$56

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
We prepared the accompanying interim condensed consolidated financial statements in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles ("U.S. GAAP") for complete financial statements. We believe these Condensed Consolidated Financial Statements consist of normal recurring adjustments considered necessary for a fair presentation. Operating results for the three months ended December 27, 2014, are not necessarily indicative of the results that may be expected for our fiscal year ending October 3, 2015. Although our various product lines are sold on a year-round basis, the demand for specific products or styles reflects some seasonality, with sales in our June fiscal quarter generally being the highest and sales in our December quarter generally being the lowest. For more information regarding our results of operations and financial position, refer to the Consolidated Financial Statements and footnotes included in our Form 10-K for our fiscal year ended September 27, 2014, filed with the United States Securities and Exchange Commission (“SEC”).

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

Note B—Accounting Policies
Our accounting policies are consistent with those described in our Significant Accounting Policies in our Form 10-K for the fiscal year ended September 27, 2014, filed with the SEC.

Note C—New Accounting Standards
Recently Adopted Standards
In July 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2013-11, Income Taxes (Topic 740), Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, ("ASU 2013-11"). This new guidance requires entities to present unrecognized tax benefits as a decrease in a net operating loss, similar tax loss or tax credit carryforward if said losses are expected to be utilized in offsetting liabilities accrued as the result of uncertain tax position(s) under certain other criteria. The determination of whether a deferred tax asset is available is based on the unrecognized tax benefit and the deferred tax asset that exists as of the reporting date and presumes disallowance of the tax position at the reporting date.  This amendment is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2013.  ASU 2013-11 is therefore effective for our fiscal year beginning September 28, 2014.  However, as we have no liabilities related to uncertain tax positions, there is no effect on our current financial statements.
Standards Not Yet Adopted
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, ("ASU 2014-09"). This new guidance requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. ASU 2014-09 is effective for annual periods beginning after December 15, 2016, for public business entities and permits the use of either the retrospective or cumulative effect transition method. Early application is not permitted. ASU 2014-09 is therefore effective for our fiscal year beginning October 1, 2017. We are evaluating the effect that ASU 2014-09 will have on the Consolidated Financial Statements and related disclosures.

Note D—Salt Life Acquisition
On August 27, 2013, To The Game purchased substantially all of the assets of Salt Life Holdings, LLC, including all of its domestic and international trademark rights in the Salt Life brand (the "Salt Life Acquisition"). The purchase price for the Salt Life Acquisition consisted of: (i) a cash payment at closing of $12,000,000, (ii) a deposit at closing of $3,000,000 into an escrow account to be held to secure indemnification obligations of the seller under the asset purchase agreement and to be held for a period of up to fifty-four months following the closing, and (iii) delivery of two promissory notes in the aggregate principal amount of $22,000,000. An additional amount may be payable in cash after the end of calendar year 2019 if financial performance targets involving the sale of Salt Life-branded products are met during the 2019 calendar year. At acquisition, we recorded an accrual of $3.4 million for the fair value of the contingent consideration associated with the Salt Life Acquisition. We financed the cash portion of the purchase price through our Fourth Amended and Restated Loan and Security Agreement, as amended on August 27, 2013, September 4, 2013, and September 26, 2014. We expensed all acquisition-related costs, which totaled $0.3 million, in the selling, general and administrative expense line item of our Condensed Consolidated Statements of Operations in the quarter ended September 28, 2013.
On December 6, 2013, we entered into an agreement (the "IMG Agreement") with IMG Worldwide, Inc. ("IMG") that provides for the termination of the Salt Life brand license agreements entered into between Delta and IMG (as agent on behalf of Salt Life Holdings) prior to the Salt Life Acquisition as well as the agency agreement entered into between Salt Life Holdings and IMG prior to the Salt Life Acquisition. In addition, the IMG Agreement provides that Delta and Salt Life Holdings are released from all obligations and liabilities under those agreements or relating to the Salt Life Acquisition. Pursuant to the IMG Agreement, To The Game and IMG entered into a new, multi-year agency agreement, which has since been terminated, whereby IMG represented To The Game with respect to the licensing of the Salt Life brand in connection with certain product and service categories. To The Game agreed to pay IMG installments totaling $3,500,000 to terminate the existing arrangements. As a result, the above-referenced $3,000,000 indemnification asset was released from escrow during the quarter ended December 28, 2013, and applied towards these payment obligations, along with additional amounts previously accrued for royalty obligations under the above-referenced Salt Life brand license agreements. In accordance with the payment terms, To The Game remitted an initial $1.55 million payment and the first $195 thousand installment during the March 2014 quarter. The second, third and fourth $195 thousand installments were made during the June, September and December 2014 quarters as required by the agreement. As of December 27, 2014, there were six quarterly installments of $195 thousand remaining. We have recorded the fair value of the liability as of December 27, 2014, on our financial statements, with $0.8 million in accrued expenses and $0.3 million in other liabilities.
The Salt Life Acquisition continues our strategy of building lifestyle brands that take advantage of our creative capabilities, vertical manufacturing platform and international sourcing competencies. Prior to the Salt Life Acquisition, To The Game sold Salt Life-branded products under exclusive license agreements which began in January 2011. As such, the results of Salt Life sales have been included in our Condensed Consolidated Financial Statements since that time.
We accounted for the Salt Life Acquisition pursuant to ASC 805, Business Combinations, with the purchase price allocated based upon fair value. We have identified certain intangible assets associated with Salt Life, including tradenames and trademarks, license agreements, non-compete agreements and goodwill. The total amount of goodwill is expected to be deductible for tax purposes. Components of the intangible assets recorded at acquisition are as follows:

		Economic Life
Goodwill	$19,917	N/A

Intangibles:
Tradename/trademarks	16,000	30 yrs
License agreements	2,100	15 – 30 yrs
Non-compete agreements	770	6.6 yrs
Total intangibles	18,870

Total goodwill and intangibles	$38,787

Note E—Inventories
Inventories, net of reserves of $6.9 million and $7.1 million as of December 27, 2014, and September 27, 2014, respectively, consist of the following (in thousands):

	December 27, 2014	September 27, 2014
Raw materials	$9,757	$9,609
Work in process	18,886	15,859
Finished goods	146,972	136,720
	$175,615	$162,188

Note F—Debt
Delta Apparel, Soffe (successor by merger to TCX, LLC), Junkfood, To The Game and Art Gun are borrowers under the May 27, 2011, Fourth Amended and Restated Loan and Security Agreement (as subsequently amended, the "Amended Loan Agreement"), with the financial institutions named in the Amended Loan Agreement as Lenders, Wells Fargo Bank, National Association, as Administrative Agent, Bank of America, N.A., as Syndication Agent, Wells Fargo Capital Finance, LLC, as Sole Lead Arranger, and Wells Fargo Capital Finance, LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Joint Bookrunners.
On September 26, 2014, Delta Apparel, To The Game, Junkfood, Soffe and Art Gun entered into a Third Amendment to the Amended Loan Agreement with Wells Fargo Bank, National Association and the other lenders set forth therein (the "Third Amendment"). The Third Amendment amends certain definitions within the Amended Loan Agreement and eases borrowing base availability thresholds relating to the financial testing covenant during the period from September 28, 2014, through October 31, 2015. In addition, the definition of Fixed Charge Coverage Ratio is amended to adjust for expenses that may be incurred in connection with strategic initiatives, and to exclude the $9 million payment that was due on September 30, 2014, in connection with the Salt Life Acquisition.
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
As of December 27, 2014, there was $106.2 million outstanding under our U.S. credit facility at an average interest rate of 2.5%, and additional borrowing availability of $15.2 million. Our credit facility includes a financial covenant requiring that if the amount of availability falls below the threshold amounts set forth in the Third Amendment, our Fixed Charge Coverage Ratio (“FCCR”) (as defined in the Amended Loan Agreement) for the preceding 12-month period must not be less than 1.1 to 1.0. As availability was above the minimum required under the Third Amendment, we were not subject to the FCCR covenant at December 27, 2014. As of December 27, 2014, our FCCR was below the minimum threshold specified in our credit agreement. At December 27, 2014, and September 27, 2014, there was $6.1 million and $8.2 million, respectively, of retained earnings free of restrictions to make cash dividends or stock repurchases.
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
In conjunction with the Salt Life Acquisition, we issued two promissory notes in the aggregate principal of $22.0 million, which included a one-time installment of $9.0 million that was due and paid as required on September 30, 2014, and quarterly installments commencing on March 31, 2015, with the final installment due on June 30, 2019. The promissory notes are zero-interest notes and state that interest will be imputed as required under Section 1274 of the Internal Revenue Code. We have imputed interest at 1.92% and 3.62% on the promissory notes that mature on June 30, 2016, and June 30, 2019, respectively. At December 27, 2014, the discounted value of the promissory notes was $12.0 million.
We also maintain a credit facility with Banco Ficohsa, a Honduran bank. This credit facility is secured by a first-priority lien on the assets of our Honduran operations and the loan is not guaranteed by our U.S. entities. The installment portion of the credit facility carries a fixed interest rate of 7% for a term of seven years and is denominated in U.S. dollars. As of December 27, 2014, we had $3.2 million outstanding on the installment portion of this loan. The revolving credit portion of the loan has a 7% fixed interest rate with an ongoing 18-month term (expiring March 2019) and is denominated in U.S. dollars. The revolving credit facility requires minimum payments during each 6-month period of the 18-month term; however, the loan agreement permits additional drawdowns to the extent payments are made and if certain objective covenants are met. The current revolving Honduran debt, by its nature, is not long-term, as it requires scheduled payments each six months. However, as the loan agreement permits us to re-borrow funds up to the amount repaid, subject to certain objective covenants, and we intend to re-borrow funds, subject to the objective covenants, the amounts have been classified as long-term debt. As of December 27, 2014, we had $5.0 million outstanding under the revolving portion of the credit facility.
In October 2013, we entered into two new term loan agreements with Banco Ficohsa to finance our Honduran expansion project. These also are not guaranteed by our U.S. entities and are secured by a first-priority lien on the assets of our Honduran operations. The first loan, an eighteen-month agreement for $1.8 million with a 7% fixed interest rate, is denominated in U.S. dollars, and has ratable monthly principal and interest payments due through the end of the term. As of December 27, 2014, we had $0.4 million outstanding on this loan agreement. The second loan, a seven-year agreement for $4.2 million with a 7% fixed interest rate, is denominated in U.S. dollars and has ratable monthly principal and interest payments due through the end of the term. As of December 27, 2014, we had $3.7 million outstanding on this loan agreement. The carrying value of these term loans approximates the fair value.

Note G—Selling, General and Administrative Expense
We include in selling, general and administrative ("SG&A") expenses costs incurred subsequent to the receipt of finished goods at our distribution facilities, such as the cost of stocking, warehousing, picking and packing, and shipping goods for delivery to our customers. Distribution costs included in SG&A expenses totaled $3.7 million and $3.9 million for the three months ended December 27, 2014, and December 28, 3013, respectively. In addition, SG&A expenses include costs related to sales associates, administrative personnel, advertising and marketing expenses, royalty payments on licensed products and other general and administrative expenses.
During the fourth quarter of fiscal year 2014, certain strategic initiatives were implemented to improve net profitability. This included streamlining our administrative workforce, delayering our management structure and streamlining decision-making and information flow, as well as reducing duplicative and excess fixed cost. We also began a comprehensive rationalization analysis of our manufacturing operations, product lines and sales channels intended to refocus our capital and other resources on the areas we believe are strategic to our business. Certain production was moved into our lower-cost facilities and we anticipate further efforts of this nature as we progress through fiscal year 2015. We have implemented new information systems that should also further streamline our operations and better support our customer needs.
During the fourth quarter of fiscal year 2014, we recorded a total of $4.0 million in expense associated with these strategic initiatives. As of September 27, 2014, approximately $1.8 million of these expenses were accrued and reported on our Condensed Consolidated Balance Sheet. During the first quarter of fiscal year 2015, no additional expense was incurred in association with our strategic initiatives and $0.4 million was disbursed during the quarter, leaving approximately $1.4 million remaining accrued on our December 27, 2014, Condensed Consolidated Balance Sheet.

Note H—Stock-Based Compensation
On November 11, 2010, our shareholders approved the Delta Apparel, Inc. 2010 Stock Plan ("2010 Stock Plan"). Upon shareholder approval of the 2010 Stock Plan, no additional awards have been or will be granted under either the Delta Apparel Stock Option Plan ("Option Plan") or the Delta Apparel Incentive Stock Award Plan ("Award Plan"); instead, all stock awards have been and will be granted under the 2010 Stock Plan. Under the 2010 Stock Plan, the Compensation Committee of our Board of Directors has the authority to determine the employees and directors to whom awards may be granted and the size and type of each award and manner in which such awards will vest. The awards available consist of stock options, stock appreciation rights, restricted stock, restricted stock units, performance stock, performance units, and other stock and cash awards. The aggregate number of shares of common stock that may be delivered under the 2010 Stock Plan is 500,000 plus any shares of common stock subject to outstanding awards under the Option Plan or Award Plan that are subsequently forfeited or terminated for any reason before being exercised. The 2010 Stock Plan limits the number of shares that may be covered by awards to any participant in a given calendar year and also limits the aggregate awards of restricted stock, restricted stock units and performance stock granted in any given calendar year. If a participant dies or becomes disabled (as defined in the 2010 Stock Plan) while employed by or serving as a director, all unvested awards become fully vested. The Compensation Committee is authorized to establish the terms and conditions of awards granted under the 2010 Stock Plan, to establish, amend and rescind any rules and regulations relating to the 2010 Stock Plan, and to make any other determinations that it deems necessary.
Compensation expense is recorded on the selling, general and administrative expense line item in our Condensed Consolidated Statements of Operations over the vesting periods. During the three months ended December 27, 2014, we reduced expense by $0.1 million in connection with our outstanding awards due to adjustments to the expected vesting of outstanding performance stock units. We recognized $0.2 million in stock-based compensation expense during the three months ended December 28, 2013.
2010 Stock Plan
As of December 27, 2014, there was $5.2 million of total unrecognized compensation cost related to non-vested awards granted under the 2010 Stock Plan. This cost is expected to be recognized over a period of 4.0 years.
During the quarter ended December 27, 2014, performance stock units representing 169,000 shares of our common stock were granted. Of these performance stock units, 65,000 are based on the achievement of certain performance criteria for the fiscal year ending October 3, 2015. Upon achievement of the performance goals for fiscal year 2015, one-half of these awards are payable in the common stock of Delta Apparel, Inc. and are accounted for under the equity method pursuant to ASC 718 and one-half are payable in cash and are accounted for under the liability method pursuant to ASC 718. Of the remaining 104,000 performance stock units, 52,000 shares are based on the achievement of certain performance criteria for the fiscal year ending October 1, 2016, and 52,000 shares are based on the achievement of certain performance criteria for the fiscal year ending September 30, 2017. Each of these awards are eligible to vest upon the filing of our Annual Report on Form 10-K for the respective fiscal year.
Performance stock units representing 52,000 shares of our common stock were terminated during the quarter ending December 27, 2014. These shares were based on the achievement of certain performance criteria for the twelve months ended June 27, 2015.
During the quarter ended December 27, 2014, restricted stock units representing 355,000 shares of our common stock were granted. These restricted stock units are service-based and are eligible to vest upon the filing of our Annual Report on Form 10-K for the year ending September 29, 2018.
Option Plan
All options granted under the Option Plan have vested. As such, no expense was recognized during the three months ended December 27, 2014, or for the three months ended December 38, 2013. During the three months ended December 27, 2014, vested options representing 14,000 shares of our common stock were exercised, and the shares issued, in accordance with their respective agreements.
Award Plan
All awards granted under the Award Plan have vested and been exercised, and no awards remain outstanding.

Note I—Purchase Contracts
We have entered into agreements, and have fixed prices, to purchase yarn, natural gas, finished fabric, and finished apparel and headwear products. At December 27, 2014, minimum payments under these contracts were as follows (in thousands):

Yarn	$3,548
Natural gas	262
Finished fabric	1,353
Finished products	21,444
$26,607

Note J—Business Segments
We operate our business in two distinct segments: branded and basics. Although the two segments are similar in their production processes and regulatory environments, they are distinct in their economic characteristics, products, marketing, and distribution methods. In fiscal year 2014, we reclassified our Art Gun business from the branded segment to the basics segment to better reflect that business's current operating characteristics. This change is included within our 2015 results and corresponding comparisons to the prior year.
The branded segment is comprised of our business units which are focused on specialized apparel garments and headwear to meet consumer preferences and fashion trends, and includes Soffe, Junkfood, and To The Game. These branded embellished and unembellished products are sold through specialty and boutique shops, upscale and traditional department stores, mid-tier retailers, sporting goods stores, college bookstores and the U.S. military. Products in this segment are marketed under our lifestyle brands of Salt Life®, Soffe®, Intensity Athletics®, Junk Food®, The Game®, and American Threads™ as well as other labels.
The basics segment is comprised of our business units primarily focused on garment styles that are characterized by low fashion risk, and includes our Activewear and Art Gun businesses. We market, distribute and manufacture for sale unembellished knit apparel under the main brands of Delta Pro Weight® and Delta Magnum Weight® for sale to a diversified audience ranging from large licensed screen printers to small independent businesses. We also manufacture private label products for major branded sportswear companies, retailers, corporate industry programs, e-retailers, and sports-licensed apparel marketers. Typically these products are sold with value-added services such as hangtags, ticketing, hangers, and embellishment so that they are fully ready for retail. Art Gun produces custom private label garments through digital printing.
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
Information about our operations as of and for the three months ended December 27, 2014, and December 28, 2013, by operating segment, is as follows (in thousands):

	Basics	Branded	Consolidated
Three months ended December 27, 2014
Net sales	$57,681	$35,700	$93,381
Segment operating loss	(1,226)	(1,991)	(3,217)
Segment assets	181,445	170,884	352,329

Three months ended December 28, 2013
Net sales	$62,518	$37,494	$100,012
Segment operating earnings (loss)	2,711	(3,385)	(674)
Segment assets	169,764	175,631	345,395
The following reconciles the segment operating earnings to the Company's consolidated loss before benefit from income taxes (in thousands):

	Three Months Ended
	December 27, 2014	December 28, 2013
Segment operating loss	$(3,217)	$(674)
Unallocated interest expense	1,528	1,458
Consolidated loss before benefit from income taxes	$(4,745)	$(2,132)

Note K—Income Taxes
Our effective income tax benefit for the three months ended December 27, 2014, was 11.3%, compared to tax benefit of 25.1% for the same period in the prior year and an effective income tax benefit of 87.1% for the fiscal year ended September 27, 2014. We benefit from having income in foreign jurisdictions that are either exempt from income taxes or have tax rates lower than the United States. Based on our current projected pre-tax income and the anticipated amount of U.S. taxable income compared to profits in the offshore taxable and tax-free jurisdictions in which we operate, our estimated effective income tax rate for the fiscal year ending October 3, 2015, is expected to be approximately 15%. However, changes in the mix of U.S. taxable income compared to profits in tax-free jurisdictions can have a significant impact on our overall effective tax rate.
We file income tax returns in the U.S. federal jurisdiction and various state, local and foreign jurisdictions. Tax years 2010 to 2012 as well as our short tax year 2013, according to statute and with few exceptions, remain open to examination by various state, local and foreign jurisdictions. Tax year 2012 and our short tax year 2013 remain open for examination for federal purposes.

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

From time to time, we may purchase cotton option contracts to economically hedge the risk related to market fluctuations in the cost of cotton used in our operations. We do not receive hedge accounting treatment for these derivatives. As such the realized and unrealized gains and losses associated with them are recorded within cost of goods sold on the Condensed Consolidated Statement of Operations. The fair value of the cotton option contracts is included in the prepaid and other current assets line item on our Condensed Consolidated Balance Sheets. We did not own any cotton option contracts as of December 27, 2014, or as of September 27, 2014.
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

The following financial assets (liabilities) are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements Using
Period Ended	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest Rate Swaps
December 27, 2014	$(444)	—	$(444)	—
September 27, 2014	$(438)	—	$(438)	—

Contingent Consideration
December 27, 2014	$(3,665)	—	—	$(3,665)
September 27, 2014	$(3,600)	—	—	$(3,600)
The fair value of the interest rate swap agreements were derived from discounted cash flow analysis based on the terms of the contract and the forward interest rate curves adjusted for our credit risk, which fall in Level 2 of the fair value hierarchy.
The Salt Life Acquisition includes contingent consideration payable in cash after the end of calendar year 2019 if financial performance targets involving the sale of Salt Life-branded products are met during the 2019 calendar year.  We used the historical results and projected cash flows based on the contractually defined terms, discounted as necessary, to estimate the fair value of the contingent consideration for Salt Life at acquisition, as well as to remeasure the contingent consideration related to the acquisitions of Salt Life and Art Gun at each reporting period.  Accordingly, the fair value measurement for contingent consideration falls in Level 3 of the fair value hierarchy.
At December 27, 2014, we had $3.6 million accrued in contingent consideration related to the Salt Life Acquisition. Contingent consideration related to the acquisition of Art Gun remains de minimis.
The following table summarizes the fair value and presentation in the Condensed Consolidated Balance Sheets for derivatives related to our interest swap agreements as of December 27, 2014, and September 27, 2014:

	December 27, 2014	September 27, 2014
Deferred tax liabilities	171	168
Other liabilities	(444)	(437)
Accumulated other comprehensive loss	$(273)	$(269)

Assets Measured at Fair Value on a Non-Recurring Basis
Intangible assets acquired in connection with the Salt Life Acquisition are identified by type in Note D—Salt Life Acquisition. These valuations included significant unobservable inputs (Level 3).

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

On August 27, 2012, Junkfood responded to the Commission staff regarding its recommended penalty, setting forth a number of defenses and mitigating factors that could result in a much lower penalty, if any, ultimately imposed by a court should the matter proceed to litigation. The Commission has since requested additional information regarding the matter and issued a subpoena for records and information. While we will continue to defend against these allegations, we believe a risk of loss is probable. Based upon current information, including the terms of previously published Commission settlements and related product recall notices, should the Commission seek enforcement of the recommended civil penalty and ultimately prevail on its claims at trial we believe there is a range of likely outcomes between $25,000 and an amount exceeding $900,000, along with interest and the Commission's costs and fees. During the quarter ended June 30, 2012, we recorded a liability for what we believe to be the most likely outcome within this range, and this liability remains recorded as of December 27, 2014.
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
While we will continue to vigorously defend this action and believe we have a number of meritorious defenses to the claims alleged, we believe a risk of loss is probable. Based upon current information, we believe there is a range of likely outcomes between approximately $15,000 and $795,000. During the transition period ended September 28, 2013, we recorded a liability for the most likely outcome within this range, and this liability remained recorded as of December 27, 2014. However, depending upon the scope and size of any certified class and whether any of the claims alleged ultimately prevail at trial, we could be required to pay amounts exceeding $795,000.
Other
In addition, at times we are party to various legal claims, actions and complaints. We believe that, as a result of legal defenses, insurance arrangements, and indemnification provisions with parties believed to be financially capable, such actions should not have a material effect on our operations, financial condition, or liquidity.

Note N—Repurchase of Common Stock
As of January 23,2013, our Board of Directors authorized management to use up to $30.0 million to repurchase stock in open market transactions under our Stock Repurchase Program.
During the December quarter of fiscal years 2015 and 2014, we did not purchase any shares of our common stock. Through December 27, 2014, we have purchased 2,122,246 shares of our common stock for an aggregate of $25.3 million since the inception of our Stock Repurchase Program. All purchases were made at the discretion of management and pursuant to the safe harbor provisions of SEC Rule 10b-18. As of December 27, 2014, $4.7 million remained available for future purchases under our Stock Repurchase Program, which does not have an expiration date.

Note O—License Agreements
We have entered into license agreements that provide for royalty payments on net sales of licensed products as set forth in the agreements. These license agreements are within our branded segment. We have incurred royalty expense (included in SG&A expenses) of approximately $2.2 million and $2.4 million in the December quarter of fiscal years 2015 and 2014, respectively.
At December 27, 2014, based on minimum sales requirements, future minimum royalty payments required under these license agreements were as follows (in thousands):

Fiscal Year	Amount
2015	$1,329
2016	2,723
2017	95
2018	22
$4,169

Note P—Goodwill and Intangible Assets
Components of intangible assets consist of the following (in thousands):

	December 27, 2014			September 27, 2014
	Cost	Accumulated Amortization	Net Value	Cost	Accumulated Amortization	Net Value	Economic Life

Goodwill	$36,729	$—	$36,729	$36,729	$—	$36,729	N/A

Intangibles:
Tradename/trademarks	$17,530	$(1,435)	$16,095	$17,530	$(1,281)	$16,249	20 – 30 yrs
Customer relationships	7,220	(3,388)	3,832	7,220	(3,298)	3,922	20 yrs
Technology	1,220	(612)	608	1,220	(582)	638	10 yrs
License agreements	2,100	(139)	1,961	2,100	(113)	1,987	15 – 30 yrs
Non-compete agreements	1,287	(616)	671	1,287	(583)	704	4 – 8.5 yrs
Total intangibles	$29,357	$(6,190)	$23,167	$29,357	$(5,857)	$23,500

Amortization expense for intangible assets was $0.3 million for each of the three months ended December 27, 2014, and December 28, 2013. Amortization expense is estimated to be approximately $1.4 million for fiscal year 2015 and $1.3 million for each of fiscal years 2016, 2017, 2018 and 2019.

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
The forward-looking statements in this Form 10-Q are based on our expectations and are necessarily dependent upon assumptions, estimates and data that we believe are reasonable and accurate but may be incorrect, incomplete or imprecise. Forward-looking statements are also subject to a number of business risks and uncertainties, any of which could cause actual results or actions to differ materially from those set forth in or implied by the forward-looking statements. The risks and uncertainties include, among others:

•	the volatility and uncertainty of cotton and other raw material prices;

•	the general U.S. and international economic conditions;

•	the competitive conditions in the apparel industry;

•	restrictions on our ability to borrow capital or service our indebtedness;

•	the inability to successfully implement certain strategic initiatives;

•	deterioration in the financial condition of our customers and suppliers and changes in the operations and strategies of our customers and suppliers;

•	our ability to predict or react to changing consumer preferences or trends;

•	pricing pressures and the implementation of cost reduction strategies;

•	changes in economic, political or social stability at our offshore locations;

•	our ability to attract and retain key management;

•	the effect of unseasonable weather conditions on purchases of our products;

•	significant changes in our effective tax rate;

•	interest rate fluctuations increasing our obligations under our variable rate indebtedness;

•	the ability to raise additional capital;

•	the ability to grow, achieve synergies and realize the expected profitability of recent acquisitions;

•	the volatility and uncertainty of energy and fuel prices;

•	material disruptions in our information systems related to our business operations;

•	data security or privacy breaches;

•	significant interruptions within our manufacturing or distribution operations;

•	changes in or our ability to comply with safety, health and environmental regulations;

•	significant litigation in either domestic or international jurisdictions;

•	the ability to protect our trademarks and other intellectual property;

•	the ability to obtain and renew our significant license agreements;

•	the impairment of acquired intangible assets;

•	changes in e-commerce laws and regulations;

•	changes in international trade regulations;

•	changes in employment laws or regulations or our relationship with employees;

•	cost increases and reduction in future profitability due to recent healthcare legislation;

•	foreign currency exchange rate fluctuations;

•	violations of manufacturing standards or labor laws, or unethical business practices by our suppliers or independent contractors;

•	the illiquidity of our shares;

•	price volatility in our shares and the general volatility of the stock market; and

•	the costs required to comply with the regulatory landscape regarding public company governance and disclosure.

A detailed discussion of significant risk factors that have the potential to cause actual results or actions to differ materially from our expectations is described under the subheading "Risk Factors" in our Form 10-K for our fiscal year ended September 27, 2014, filed with the SEC. Any forward-looking statements in this Form 10-Q do not purport to be predictions of future events, actions or circumstances and may not be realized. Any forward-looking statements are made only as of the date of this Form 10-Q and we do not undertake publicly to update or revise the forward-looking statements even if it becomes clear that any such statements or any projected results will not be realized or that any contemplated actions or initiatives will not be implemented.
The risks described in our Form 10-K for our fiscal year ended September 27, 2014, are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition, and/or operating results.

Business Outlook

We saw continued solid growth in Salt Life and all of our eCommerce sites during the first quarter of fiscal year 2015. However, this growth was offset by lower sales in other business units. These lower sales were mitigated somewhat by improved margins in all but one of our business units and overall lower general and administrative costs. We believe that most areas of our business are pointing to growth in subsequent quarters, particularly in the second half of the fiscal year.
Lower prices drove a decline in our undecorated tee business, which has been impacted by continued price discounting stemming from weak demand in the marketplace. However, we continue to gain business with our ability to offer full-package decorated products to customers who traditionally have purchased undecorated tees. Our strong service levels are also winning business for us with new private label programs, which should drive sales growth as the year unfolds. Art Gun, with the successful installation of state-of-the-art digital printing equipment in the September quarter, achieved unit growth but revenue was hindered as customers transitioned to different price-point garments.
Recent investments in our manufacturing platform provide us with the capacity to meet current and future requirements as demand increases. As the year progresses, we should see benefits from efficiency improvements and lower input costs, with these lower costs improving our gross margins beginning in the second half of the fiscal year.

Salt Life continued to grow during the December quarter, which is traditionally its weakest quarter. The backlog of orders for Spring is encouraging and our recent consumer survey has confirmed a strong lifestyle brand affiliation among Salt Life customers. The Salt Life retail store and licensed Salt Life restaurants continue their success in making the Salt Life brand a larger part of people's daily lives. We are looking forward to the launch of a new Salt Life internet channel and other digital media campaigns that will bring together consumers who all love to live the Salt Life.
We are using a similar marketing technique with Junkfood and the opening of our first Junkfood store in Venice, California, where retailers are seeing the most effective ways of merchandising Junkfood products. We believe that Junkfood's recent success with several new programs with specialty retailers and the excitement generated among customers by its new Junkfood store bodes well for future sales.
While Soffe still faces challenges from the soft retail market, we believe that its fresh line of Spring merchandise along with its upcoming marketing initiatives should result in sales growth for the year. The management team at Soffe has launched a new marketing campaign to support a refined brand position and build consumer demand. Soffe has also completed its conversion to a new enterprise system, which lowers its technology and staffing costs and affords Soffe greater efficiency and improved customer service.
Each of our eCommerce sites reported significant growth and had their best quarter ever. While this does not make up for weak sales in traditional retail outlets, we believe it shows unequivocally that our brands are important and sought after by consumers.
We took decisive action in recent quarters to improve profitability. Our administrative headcount has been reduced and our manufacturing platform has been improved. Just as important, most of the associated costs to complete these initiatives are behind us. We have made significant progress on the rationalization analysis of our products and sales channels and, as the year unfolds, we will be taking steps to redeploy assets to those areas that are more strategic to our long-term goals. This, along with our current backlog of orders, gives us a high degree of optimism that we will see solid overall sales growth and greater profitability as the year progresses.

Results of Operations
Net sales for the 2015 December quarter were $93.4 million, a decrease of 6.6% compared to the prior year quarter net sales of $100.0 million. This was primarily due to weak market conditions resulting from the continued sluggish economy. Our direct-to-consumer sales and e-commerce sales represented 4.7% of total revenues for the fiscal year 2015 December quarter, a 170 basis point increase in the percentage of direct-to-consumer and e-commerce sales in the same period last year.
Gross margins declined by 260 basis points from the prior year quarter. The basics segment drove the decline in gross margins. Weak market conditions drove continued pricing pressure. Higher input costs flowing through the cost of sales along with the overall continued pressures on pricing from current cotton prices, resulted in the overall margin decline. This decline was offset by an increase in the branded segment gross margins. Junkfood margins increased due to product mix while Salt Life increased due to sales mix. The Game business margins also increased relative to the prior year due to some newer business gaining traction.
SG&A expenses were $18.5 million, or 19.9% of sales, for the quarter ended December 27, 2014, compared to $19.8 million, or 19.8% of sales, in the prior year period. This decline was driven by headcount reductions related to our strategic initiatives and was partially offset by some increases in advertising expenses in our branded segment.
Net interest expense for the first quarter of fiscal years 2015 and 2014 was $1.5 million, as total debt remained consistent with prior year.
Our effective income tax benefit for the three months ended December 27, 2014, was 11.3%, compared to an effective tax benefit of 25.1% for the same period last year. We benefit from having income in foreign jurisdictions that are either exempt from income taxes or have tax rates lower than the United States. Based on our current projections, our estimated effective income tax rate for the fiscal year ending October 3, 2015, is approximately 15%. However, our effective tax rate is highly variable based on the actual amount of U.S. taxable profits or losses compared to the profits in the offshore taxable and tax-free jurisdictions.
We experienced a net loss for the quarter of $4.2 million, or $0.53 per diluted share, compared with a net loss of $1.6 million, or $0.20 per diluted share, in the prior year quarter.
At December 27, 2014, accounts receivable were $52.2 million compared to $49.8 million in the prior year quarter. Days sales outstanding ("DSO") increased to 56 days as of December 27, 2014, compared to 49 days in the prior year December. The higher DSOs are attributed primarily to the basics segment where there was a higher mix of sales to customers with longer credit terms.
Inventory levels increased $13.4 million from September 27, 2014, to $175.6 million at December 27, 2014. The increase from September 27, 2014, was due to increased work-in-process ("WIP") driven by higher fabric inventories and costs and decorated goods in offshore locations that were held pending completion of packing for shipment to customers.
Capital expenditures were $2.0 million during the first quarter of fiscal year 2015 compared to $4.0 million in the prior year quarter. During the first quarter of our fiscal year 2014 we incurred expenditures primarily related to our manufacturing expansion and information technology enhancements while our expenditures for the first quarter of fiscal year 2015 related primarily to machinery and equipment. Depreciation and amortization, including non-cash compensation, was $2.4 million for the first quarter of fiscal year 2015.
Total debt at December 27, 2014, was $130.4 million compared with $132.8 million a year ago.

Branded Segment
Sales in our branded segment were down, with sales of $35.7 million for the first quarter of fiscal year 2015 compared to $37.5 million in the prior year period. Salt Life sales grew 15% during the quarter but not at a pace adequate to offset sales declines in the other branded segment businesses. Soffe, Junkfood and The Game sales were down during the quarter due to the continued difficult retail environment at department stores.
Despite the 5% sales decline, branded segment operating income increased by 41%, to a loss of $2.0 million, or 5.6% of sales.
Basics Segment
Net sales in our basics segment were $57.7 million in the first quarter, a 8% decrease from $62.5 million in the prior year period. Art Gun unit sales were up 4%, but average selling prices, primarily due to a shift to lower cost blanks, were down, resulting in an overall sales decline of 12% to $3.4 million. Delta Catalog unit sales were down approximately 3%, with average selling prices declining by almost 11%. Our private label business was down slightly relative to the prior year quarter due primarily to the success of a major license during the prior year quarter. This decline was partially offset by some increases in new business, but which were insufficient to drive overall sales growth. Higher input costs flowing through cost of sales, along with the overall continued pressures on pricing from current cotton prices and the recent drop in oil prices, resulted in an overall gross margin decline in the basics segment during the quarter of 630 basis points to 7.1% of sales, compared to 13.4% of sales in the first quarter of fiscal year 2014.

Liquidity and Capital Resources
Our current primary cash needs are for working capital, capital expenditures, and debt service.
Operating Cash Flows
Operating activities provided $1.2 million in cash for the first three months of fiscal year 2015 compared to $8.0 million for the first three months of 2014. The decrease in operating cash flow in the first three months of fiscal year 2015 compared to the prior year period was primarily due to decreased earnings in the business. In addition, there were higher inventory levels compared to the prior year.
Investing Cash Flows
Capital expenditures during the first three months of fiscal year 2015 were $2.0 million compared to $4.0 million for the same period last year. First quarter fiscal year 2014 included expenditures related to our manufacturing expansion and information technology enhancements while our expenditures for the first quarter of fiscal year 2015 related primarily to machinery and equipment. We anticipate our fiscal year 2015 capital expenditures to be approximately $9.0 million.
Financing Activities
During the first three months of fiscal year 2015, cash provided by financing activities was $0.4 million compared to $4.6 million in cash provided by financing activities in the same period last year. Prior year cash used for financing activities was primarily directed towards the repayment of debt.
Based on our current expectations, we believe that the cash flow generated by our operations and funds available under our credit facility should be sufficient to service our debt payment requirements, to satisfy our day-to-day working capital needs and to fund our planned capital expenditures. Any material deterioration in our results of operations, however, may result in our losing the ability to borrow under our revolving credit facility and to issue letters of credit to suppliers, or may cause the borrowing availability under our facility to be insufficient for our needs. Availability under our credit facility is primarily a function of the levels of our accounts receivable and inventory, as well as the uses of cash in our operations. A significant deterioration in our accounts receivable or inventory levels could restrict our ability to borrow additional funds or service our indebtedness. Moreover, our credit facility includes a financial covenant that if the availability under our credit facility falls below the amounts specified in our credit agreement, our FCCR for the preceding 12-month period must not be less than 1.1 to 1.0. Although our availability at December 27, 2014, was above the minimum thresholds specified in our credit agreement, a significant deterioration in our business could cause our availability to fall below such thresholds, thereby requiring us to maintain the minimum FCCR specified in our credit agreement. As of December 27, 2014, our FCCR was below the minimum threshold specified in our credit agreement.
Purchases By Delta Apparel Of Its Own Shares
During the three months ended December 27, 2014, we did not purchase any shares of our common stock (see Note N-Repurchase of Common Stock). As of December 27, 2014, there was $4.7 million of our share repurchase authorization remaining. We evaluate current leverage, working capital requirements, our free cash flow outlook, stock valuation and future business opportunities to determine when we believe the repurchase of our stock is a sound investment opportunity that we can pursue without sacrificing future growth plans.

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
A detailed discussion of critical accounting policies is contained in the Significant Accounting Policies included in Note 2 to the Audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended September 27, 2014, and there have been no changes in those policies since the filing of that Form 10-K with the SEC.

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
Yarn with respect to which we have fixed cotton prices at December 27, 2014, was valued at $3.5 million, and is scheduled for delivery between January 2015 and March 2015. At December 27, 2014, a 10% decline in the market price of the cotton covered by our fixed price yarn would have had a negative impact of approximately $0.3 million on the value of the yarn. This compares to what would have been a negative impact of $1.1 million at the 2014 fiscal year-end based on the yarn with fixed cotton prices at September 27, 2014. The impact of a 10% decline in the market price of the cotton covered by our fixed price yarn would have been less at December 27, 2014, than at September 27, 2014, due to decreased commitments at December 27, 2014, compared to September 27, 2014.
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
Interest Rate Sensitivity

Our U.S. revolving credit facility provides that the outstanding amounts owed shall bear interest at variable rates. If the amount of outstanding floating rate indebtedness at December 27, 2014, under our U.S. revolving credit facility had been outstanding during the entire three months ended December 27, 2014, and the interest rate on this outstanding indebtedness was increased by 100 basis points, our expense would have increased by approximately $115 thousand, or 7.6%, of actual interest expense, during the quarter. This compares to an increase of $362 thousand, or 6.3%, for the 2014 fiscal year based on the outstanding floating rate indebtedness at September 27, 2014, or an average of $91 thousand per quarter. The dollar amount, as well as the percentage, of the increase in interest expense is higher as of December 27, 2014, primarily due to the higher floating rate debt level as of December 27, 2014, compared to September 27, 2014. The actual increase in interest expense resulting from a change in interest rates would depend on the magnitude of the increase in rates and the average principal balance of floating rate indebtedness.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 27, 2014, and, based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures were effective at the evaluation date.
Changes in Internal Control Over Financial Reporting
There was no change during the first quarter of fiscal year 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

DELTA APPAREL, INC. (Registrant)
Date	February 5, 2015	By:	/s/ Deborah H. Merrill
Deborah H. Merrill Vice President, Chief Financial Officer and Treasurer