Form 10-Q
period 2015-03-28
DELTA APPAREL, INC
filed 2015-05-05
CIK 1101396

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 28, 2015
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
Yes ☐ No ☑
As of April 30, 2015, there were outstanding 7,891,553 shares of the registrant’s common stock, par value of $0.01 per share, which is the only class of outstanding common or voting stock of the registrant.

PART 1.	FINANCIAL INFORMATION

Item 1.	Financial Statements
Delta Apparel, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Amounts in thousands, except share amounts and per share data)
(Unaudited)

	March 28, 2015	September 27, 2014
Assets
Current assets:
Cash and cash equivalents	$1,184	$612
Accounts receivable, less allowances of $3,578 and $3,159 respectively	74,154	68,802
Income tax receivable	276	1,360
Inventories, net	157,334	162,188
Prepaid expenses and other current assets	5,762	4,534
Deferred income taxes	9,567	12,152
Total current assets	248,277	249,648

Property, plant and equipment, net of accumulated depreciation of $78,661 and $75,801 respectively	38,351	41,005
Goodwill	36,729	36,729
Intangibles, net	22,835	23,500
Other assets	3,462	3,696
Total assets	$349,654	$354,578

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$50,193	$57,719
Accrued expenses	19,758	20,167
Current portion of long-term debt	7,404	15,504
Total current liabilities	77,355	93,390

Long-term debt, less current maturities	127,657	114,469
Deferred income taxes	1,665	3,399
Other liabilities	1,319	1,513
Contingent consideration	3,730	3,600
Total liabilities	$211,726	$216,371

Shareholders’ equity:
Preferred stock—$0.01 par value, 2,000,000 shares authorized, none issued and outstanding	—	—
Common stock —$0.01 par value, 15,000,000 shares authorized, 9,646,972 shares issued, and 7,891,553 and 7,877,674 shares outstanding as of March 28, 2015 and September 27, 2014, respectively	96	96
Additional paid-in capital	59,903	59,649
Retained earnings	99,055	99,622
Accumulated other comprehensive loss	(398)	(269)
Treasury stock —1,755,419 and 1,769,298 shares as of March 28, 2015 and September 27, 2014, respectively	(20,728)	(20,891)
Total shareholders’ equity	137,928	138,207
Total liabilities and shareholders' equity	$349,654	$354,578

See accompanying Notes to Condensed Consolidated Financial Statements.

Delta Apparel, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	March 28, 2015	March 29, 2014	March 28, 2015	March 29, 2014
Net sales	$115,042	$114,458	$208,422	$214,470
Cost of goods sold	93,807	92,179	171,861	173,149
Gross profit	21,235	22,279	36,561	41,321

Selling, general and administrative expenses	21,640	21,292	40,180	41,136
Change in fair value of contingent consideration	65	125	130	125
Gain on sale of business	(7,704)	—	(7,704)	—
Other (income) expense, net	(94)	28	(155)	(99)
Operating income	7,328	834	4,110	159

Interest expense, net	1,491	1,455	3,019	2,913
Income (loss) before provision (benefit) from income taxes	5,837	(621)	1,091	(2,754)
Provision (benefit) from income taxes	2,191	142	1,656	(393)
Net income (loss)	$3,646	$(763)	$(565)	$(2,361)

Basic earnings (loss) per share	$0.46	$(0.10)	$(0.07)	$(0.30)
Diluted earnings (loss) per share	$0.46	$(0.10)	$(0.07)	$(0.30)

Weighted average number of shares outstanding	7,892	7,939	7,886	7,911
Dilutive effect of stock options and awards	78	—	—	—
Weighted average number of shares assuming dilution	7,970	7,939	7,886	7,911
See accompanying Notes to Condensed Consolidated Financial Statements.

Delta Apparel, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Amounts in thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	March 28, 2015	March 29, 2014	March 28, 2015	March 29, 2014
Net income (loss)	$3,646	$(763)	$(565)	$(2,361)
Net unrealized (loss) gain on cash flow hedges	(125)	78	(129)	163
Comprehensive income (loss)	$3,521	$(685)	$(694)	$(2,198)

See accompanying Notes to Condensed Consolidated Financial Statements.

Delta Apparel, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	Six Months Ended
	March 28, 2015	March 29, 2014
Operating activities:
Net loss	$(565)	$(2,361)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,866	4,626
Amortization of deferred financing fees	250	174
Excess tax benefits from exercise of stock options	12	(33)
Benefits from deferred income taxes	851	1,503
Gain on sale of The Game assets before transaction costs	(8,114)	—
Non-cash stock compensation	428	496
Change in the fair value of contingent consideration	130	125
Loss (gain) on disposal or impairment of property and equipment	12	(47)
Release of cash held in escrow	—	3,000
Changes in operating assets and liabilities:
Accounts receivable	(5,352)	2,898
Inventories	(1,232)	(5,595)
Prepaid expenses and other assets	(1,264)	(1,377)
Other non-current assets	8	—
Accounts payable	(7,526)	(1,463)
Accrued expenses	(664)	(5,312)
Income tax receivable	1,072	(1,811)
Other liabilities	(245)	1,022
Net cash used in operating activities	(17,333)	(4,155)

Investing activities:
Purchases of property and equipment, net	(2,451)	(5,574)
Proceeds from sale of The Game assets	14,913	—
Proceeds from sale of fixed assets	470	24
Net cash provided by (used in) investing activities	12,932	(5,550)

Financing activities:
Proceeds from long-term debt	253,540	250,869
Repayment of long-term debt	(248,452)	(241,792)
Repayment of capital financing	(78)	—
Payment of deferred financing fees	(25)	—
Repurchase of common stock	—	(180)
Proceeds from exercise of stock options	—	840
Excess tax benefits from exercise of stock options	(12)	33
Net cash provided by financing activities	4,973	9,770
Net increase in cash and cash equivalents	572	65
Cash and cash equivalents at beginning of period	612	829
Cash and cash equivalents at end of period	$1,184	$894

Supplemental cash flow information:
Cash paid during the period for interest	$2,417	$2,217
Cash (received) paid during the period for income taxes, net of refunds received	$(341)	$80

See accompanying Notes to Condensed Consolidated Financial Statements.

Delta Apparel, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note A—Basis of Presentation and Description of Business
We prepared the accompanying interim condensed consolidated financial statements in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles ("U.S. GAAP") for complete financial statements. We believe these Condensed Consolidated Financial Statements consist of normal recurring adjustments considered necessary for a fair presentation. Operating results for the six months ended March 28, 2015, are not necessarily indicative of the results that may be expected for our fiscal year ending October 3, 2015. Although our various product lines are sold on a year-round basis, the demand for specific products or styles reflects some seasonality, with sales in our June quarter generally being the highest and sales in our December quarter generally being the lowest. For more information regarding our results of operations and financial position, refer to the Consolidated Financial Statements and footnotes included in our Form 10-K for our fiscal year ended September 27, 2014, filed with the United States Securities and Exchange Commission (“SEC”).
“Delta Apparel”, the “Company”, and “we”, “us” and “our” are used interchangeably to refer to Delta Apparel, Inc. together with our domestic wholly-owned subsidiaries, including M.J. Soffe, LLC (“Soffe”), Junkfood Clothing Company (“Junkfood”), Salt Life, LLC (f/k/a To The Game, LLC) ("Salt Life"), Art Gun, LLC (“Art Gun”), and other international subsidiaries, as appropriate to the context.
Delta Apparel, Inc. is an international apparel design, marketing, manufacturing and sourcing company that features a diverse portfolio of lifestyle basics and branded activewear apparel and headwear. We specialize in selling casual and athletic products through a variety of distribution channels and distribution tiers, including specialty stores, boutiques, department stores, mid and mass channels, e-retailers, and the U.S. military. Our products are also made available direct-to-consumer on our websites at www.soffe.com, www.junkfoodclothing.com, www.saltlife.com and www.deltaapparel.com. We believe this diversified distribution allows us to capitalize on our strengths to provide casual activewear and headwear to consumers purchasing from most types of retailers.
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
We were incorporated in Georgia in 1999 and our headquarters is located at 322 South Main Street, Greenville, South Carolina 29601 (telephone number: 864-232-5200). Our common stock trades on the NYSE MKT under the symbol “DLA”. We operate on a 52-53 week fiscal year ending on the Saturday closest to September 30. Our 2015 fiscal year is a 53-week year and will end on October 3, 2015. Our 2014 fiscal year was a 52-week year and ended on September 27, 2014.

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
Standards Not Yet Adopted
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, ("ASU 2014-09"). This new guidance requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. ASU 2014-09 is effective for annual periods beginning after December 15, 2016, for public business entities and permits the use of either the retrospective or cumulative effect transition method. Early application is not permitted. ASU 2014-09 is therefore effective for our fiscal year beginning October 1, 2017. We are evaluating the effect that ASU 2014-09 will have on our Consolidated Financial Statements and related disclosures.

Note D—Sale of The Game
On March 2, 2015, we completed the sale of our The Game branded collegiate headwear and apparel business to David Peyser Sportswear, Inc., owner of MV Sport, Inc. for $14.9 million. The business sold consisted of The Game branded products sold nationally in college bookstores and through team dealers. This transaction further strengthens our balance sheet and enables us to focus on areas of our business that are more strategic to our long-term goals. Our Salt Life and corporate businesses, Kudzu, operated within To The Game, LLC (now Salt Life, LLC) were not included in the sale of the collegiate part of the business.
The sale included finished goods inventory of $6.0 million, $0.4 million in fixed assets, and $0.1 million in other assets, along with the requirement that we indemnify up to $0.3 million of legal costs associated with a particular litigation matter. The transaction did not include accounts receivable and certain undecorated apparel inventory, from which we anticipate receiving approximately $6.0 million from the collection or sale of these assets in the normal course of our operations. We incurred $0.4 million in direct selling expenses associated with the transaction. In addition, we incurred certain indirect costs associated with the transaction, including a $0.8 million devaluation of the inventory not included in the sale and $1.4 million indirect incentive-based expenses.
The pre-tax gain on the sale of The Game assets, inclusive of the direct and indirect expenses, was $5.6 million. The transaction and associated indirect expenses were recorded in our Condensed Consolidated Statements of Operations for the quarter ended March 28, 2015 as follows: (i) proceeds of $14.9 million less costs of assets sold and direct selling costs resulting in a gain of $7.7 million recorded as a gain on sale of business; (ii) $1.4 million in indirect expenses recorded in our selling, general and administrative expense; and (iii) $0.8 million of indirect expenses recorded in our cost of goods sold. For income tax purposes, this gain and associated indirect expenses were treated as a discrete item and resulted in $2.2 million in income tax expense being recorded.

Note E—Salt Life Acquisition
On August 27, 2013, Salt Life, LLC (f/k/a To The Game, LLC) purchased substantially all of the assets of Salt Life Holdings, LLC ("Salt Life Holdings"), including all of its domestic and international trademark rights in the Salt Life brand (the "Salt Life Acquisition"). The purchase price for the Salt Life Acquisition consisted of: (i) a cash payment at closing of $12,000,000, (ii) a deposit at closing of $3,000,000 into an escrow account to be held to secure indemnification obligations of the seller under the asset purchase agreement and to be held for a period of up to fifty-four months following the closing, and (iii) delivery of two promissory notes in the aggregate principal amount of $22,000,000. An additional amount may be payable in cash after the end of calendar year 2019 if financial performance targets involving the sale of Salt Life-branded products are met during the 2019 calendar year. At acquisition, we recorded an accrual of $3.4 million for the fair value of the contingent consideration associated with the Salt Life Acquisition. We financed the cash portion of the purchase price through our Fourth Amended and Restated Loan and Security Agreement, as amended on August 27, 2013, September 4, 2013, September 26, 2014, and February 27, 2015. We expensed all acquisition-related costs, which totaled $0.3 million, in the selling, general and administrative expense line item of our Condensed Consolidated Statements of Operations in the quarter ended September 28, 2013.
On December 6, 2013, we entered into an agreement (the "IMG Agreement") with IMG Worldwide, Inc. ("IMG") that provides for the termination of the Salt Life brand license agreements entered into between Delta Apparel and IMG (as agent on behalf of Salt Life Holdings) prior to the Salt Life Acquisition as well as the agency agreement entered into between Salt Life Holdings and IMG prior to the Salt Life Acquisition. In addition, the IMG Agreement provides that Delta Apparel and Salt Life Holdings are released from all obligations and liabilities under those agreements or relating to the Salt Life Acquisition. Pursuant to the IMG Agreement, Salt Life and IMG entered into a new, multi-year agency agreement, which has since been terminated, whereby IMG represented Salt Life with respect to the licensing of the Salt Life brand in connection with certain product and service categories. Salt Life agreed to pay IMG installments totaling $3,500,000 to terminate the existing arrangements. As a result, the above-referenced $3,000,000 indemnification asset was released from escrow during the quarter ended December 28, 2013, and applied towards these payment obligations, along with additional amounts previously accrued for royalty obligations under the above-referenced Salt Life brand license agreements. During the twelve months ended September 27, 2014, and the six months ended March 28, 2015, we made payments of $2.1 million and $0.4 million, respectively in accordance with the terms of the agreement. As of March 28, 2015, there were 5 quarterly installments of $195 thousand remaining. We have recorded the fair value of the liability as of March 28, 2015, on our financial statements, with $0.8 million in accrued expenses and $0.1 million in other liabilities.
The Salt Life Acquisition continues our strategy of building lifestyle brands that take advantage of our creative capabilities, vertical manufacturing platform and international sourcing competencies. Prior to the Salt Life Acquisition, Salt Life, LLC (f/k/a To The Game, LLC) sold Salt Life-branded products under exclusive license agreements which began in January 2011. As such, the results of Salt Life sales have been included in our Condensed Consolidated Financial Statements since that time.
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

Note F—Inventories
Inventories, net of reserves of $7.3 million and $7.1 million as of March 28, 2015, and September 27, 2014, respectively, consist of the following (in thousands):

	March 28, 2015	September 27, 2014
Raw materials	$10,330	$9,609
Work in process	19,635	15,859
Finished goods	127,369	136,720
	$157,334	$162,188

Note G—Debt
Delta Apparel, Soffe, Junkfood, Salt Life (f/k/a To The Game, LLC) and Art Gun are borrowers under the May 27, 2011, Fourth Amended and Restated Loan and Security Agreement (as subsequently amended, the "Amended Loan Agreement"), with the financial institutions named in the Amended Loan Agreement as Lenders, Wells Fargo Bank, National Association, as Administrative Agent, Bank of America, N.A., as Syndication Agent, Wells Fargo Capital Finance, LLC, as Sole Lead Arranger, and Wells Fargo Capital Finance, LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Joint Bookrunners.
On September 26, 2014, Delta Apparel, Salt Life, Junkfood, Soffe and Art Gun entered into a Third Amendment to the Amended Loan Agreement with Wells Fargo Bank, National Association and the other lenders set forth therein (the "Third Amendment"). The Third Amendment amends certain definitions within the Amended Loan Agreement and eases borrowing base availability thresholds relating to a financial testing covenant during the period from September 28, 2014, through October 31, 2015. In addition, the definition of Fixed Charge Coverage Ratio was amended to adjust for expenses that may be incurred in connection with strategic initiatives and to exclude the $9 million payment that was due on September 30, 2014, in connection with the Salt Life Acquisition.
On February 27, 2015, Delta Apparel, Salt Life, Junkfood, Soffe and Art Gun entered into a Consent and Fourth Amendment to the Amended Loan Agreement with Wells Fargo Bank, National Association and the other lenders set forth therein (the "Fourth Amendment"). Pursuant to the Fourth Amendment, the lenders consented to the sale by To The Game, LLC (now Salt Life, LLC) of certain of its assets related to its apparel and headwear business conducted under The Game brand and released those assets from the lenders' liens. The Fourth Amendment also adds certain definitions to the Amended Loan Agreement, including new definitions for an Adjusted Fixed Charge Coverage Ratio and a FCCR Reserve. In addition, the Fourth Amendment removed certain items from the Tranche A Borrowing Base.
Pursuant to the Amended Loan Agreement, the maximum line of credit under our U.S. revolving credit facility is $145 million (subject to borrowing base limitations), and matures on May 27, 2017. Provided that no event of default exists, we have the option to increase the maximum credit available under the facility to $200 million (subject to borrowing base limitations), conditioned upon the Administrative Agent's ability to secure additional commitments and customary closing conditions. In fiscal year 2014, we paid $0.4 million in financing costs in conjunction with the Third Amendment. No financing costs were paid in conjunction with the Fourth Amendment.
As of March 28, 2015, there was $112.0 million outstanding under our U.S. revolving credit facility at an average interest rate of 2.9%, and additional borrowing availability of $17.2 million. This credit facility includes a financial covenant requiring that if the amount of availability falls below the threshold amounts set forth in the Amended Loan Agreement, our Fixed Charge Coverage Ratio (“FCCR”) (as defined in the Amended Loan Agreement) for the preceding 12-month period must not be less than 1.1 to 1.0. We were not subject to the FCCR covenant at March 28, 2015, because our availability was above the minimum required under the Amended Loan Agreement.

As of March 28, 2015, our FCCR was less than 1.1x. At March 28, 2015, and September 27, 2014, there was $7.9 million and $8.2 million, respectively, of retained earnings free of restrictions to make cash dividends or stock repurchases.
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
In conjunction with the Salt Life Acquisition, we issued two promissory notes in the aggregate principal of $22.0 million, which included a one-time installment of $9.0 million that was due and paid as required on September 30, 2014, and quarterly installments commencing on March 31, 2015, with the final installment due on June 30, 2019. The promissory notes are zero-interest notes and state that interest will be imputed as required under Section 1274 of the Internal Revenue Code. We have imputed interest at 1.92% and 3.62% on the promissory notes that mature on June 30, 2016, and June 30, 2019, respectively. At March 28, 2015, the discounted value of the promissory notes was $12.1 million.
We also maintain a credit facility with Banco Ficohsa, a Honduran bank. This credit facility is secured by a first-priority lien on the assets of our Honduran operations and the loan is not guaranteed by our U.S. entities. The installment portion of the credit facility carries a fixed interest rate of 7% for a term of seven years and is denominated in U.S. dollars. As of March 28, 2015, there was $2.9 million outstanding on the installment portion of this loan. The revolving credit portion of the loan has an average interest rate of 7.8% with an ongoing 18-month term (expiring March 2019) and is denominated in U.S. dollars. The revolving credit portion of the loan requires minimum payments during each 6-month period of the 18-month term; however, the loan agreement permits additional drawdowns to the extent payments are made and certain objective covenants are met. The current revolving Honduran debt, by its nature, is not long-term, as it requires scheduled payments each six months. However, as the loan agreement permits us to re-borrow funds up to the amount repaid, subject to certain objective covenants, and we intend to re-borrow funds, subject to the objective covenants, the amounts have been classified as long-term debt. As of March 28, 2015, there was $4.5 million outstanding under the revolving portion of the credit facility.
In October 2013, we entered into two new term loan agreements with Banco Ficohsa to finance our Honduran expansion project. These loans are also not guaranteed by our U.S. entities and are secured by a first-priority lien on the assets of our Honduran operations. The first loan, an eighteen-month agreement for $1.8 million with a 7% fixed interest rate, is denominated in U.S. dollars, and has ratable monthly principal and interest payments due through the end of the term. As of March 28, 2015, there was $0.1 million outstanding under this loan agreement. The second loan, a seven-year agreement for $4.2 million with a 7% fixed interest rate, is denominated in U.S. dollars and has ratable monthly principal and interest payments due through the end of the term. As of March 28, 2015, there was $3.5 million outstanding under this loan agreement. The carrying value of these term loans approximates the fair value.

Note H—Selling, General and Administrative Expense
We include in selling, general and administrative ("SG&A") expenses costs incurred subsequent to the receipt of finished goods at our distribution facilities, such as the cost of stocking, warehousing, picking, packing, and shipping goods for delivery to our customers. Distribution costs included in SG&A expenses totaled $4.1 million and $4.5 million for the three months ended March 28, 2015, and March 29, 2014, respectively. Distribution costs included in SG&A expenses for the six months ended March 28, 2015, and March 29, 2014, were $7.8 million and $8.4 million, respectively. In addition, SG&A expenses include costs related to sales associates, administrative personnel, advertising and marketing expenses, royalty payments on licensed products and other general and administrative expenses. In the second quarter of fiscal 2015, we also had $1.4 million of indirect expenses associated with the sale of The Game which were recorded in SG&A. See Note D—Sale of The Game, for more information on this transaction.
During the fourth quarter of fiscal year 2014, certain strategic initiatives were implemented to improve net profitability. This effort included streamlining our administrative workforce, delayering our management structure and streamlining decision-making and information flow, as well as reducing duplicative and excess fixed cost. During the fourth quarter of fiscal year 2014, we recorded a total of $4.0 million in SG&A expense associated with these strategic initiatives. As of September 27, 2014, approximately $1.8 million of these expenses were accrued and reported on our Condensed Consolidated Balance Sheets. During the first six months of fiscal year 2015, no additional expense was incurred in association with our strategic initiatives and $0.7 million was disbursed during the first six months of fiscal year 2015, leaving approximately $1.1 million remaining accrued on our March 28, 2015, Condensed Consolidated Balance Sheets.

Note I—Stock-Based Compensation
On February 4, 2015, our shareholders re-approved the Delta Apparel, Inc. 2010 Stock Plan ("2010 Stock Plan") that was originally approved by our shareholders on November 11, 2010. The re-approval of the 2010 Stock Plan, including the material terms of the performance goals included in the 2010 Stock Plan, enables us to continue to grant equity incentive compensation awards that are structured in a manner intended to qualify as tax deductible, performance-based compensation under Section 162(m) of the Internal Revenue Code of 1986. Since November, 2010, no additional awards have been or will be granted under either the Delta Apparel Stock Option Plan

("Option Plan") or the Delta Apparel Incentive Stock Award Plan ("Award Plan"); instead, all stock awards have been and will continue to be granted under the 2010 Stock Plan. Under the 2010 Stock Plan, the Compensation Committee of our Board of Directors has the authority to determine the employees and directors to whom awards may be granted and the size and type of each award and manner in which such awards will vest. The awards available consist of stock options, stock appreciation rights, restricted stock, restricted stock units, performance stock, performance units, and other stock and cash awards. The aggregate number of shares of common stock that may be delivered under the 2010 Stock Plan is 500,000 plus any shares of common stock subject to outstanding awards under the Option Plan or Award Plan that are subsequently forfeited or terminated for any reason before being exercised. The 2010 Stock Plan limits the number of shares that may be covered by awards to any participant in a given calendar year and also limits the aggregate awards of restricted stock, restricted stock units and performance stock granted in any given calendar year. If a participant dies or becomes disabled (as defined in the 2010 Stock Plan) while employed by or serving as a director, all unvested awards become fully vested. The Compensation Committee is authorized to establish the terms and conditions of awards granted under the 2010 Stock Plan, to establish, amend and rescind any rules and regulations relating to the 2010 Stock Plan, and to make any other determinations that it deems necessary.
Compensation expense is recorded on the SG&A expense line item in our Condensed Consolidated Statements of Operations over the vesting periods. During the three months ended March 28, 2015, and March 29, 2014, we recognized $0.5 million and $0.2 million in stock-based compensation expenses, respectively. We recognized $0.4 million in stock-based compensation expense during each of the six-month periods ended March 28, 2015, and March 29, 2014.
2010 Stock Plan
As of March 28, 2015, there was $4.4 million of total unrecognized compensation cost related to non-vested awards granted under the 2010 Stock Plan. This cost is expected to be recognized over a period of 3.7 years. No awards were granted under the 2010 Stock Plan during the quarter ended March 28, 2015. During the first six months of fiscal year 2015, performance stock units representing 169,000 shares of our common stock were granted. Additionally, restricted stock units representing 355,000 shares of our common stock were granted.
Option Plan
All options granted under the Option Plan have vested. As such, no expense was recognized during the six months ended March 28, 2015, or for the six months ended March 29, 2014. No vested options were exercised during the three months ended March 28, 2015. During the six months ended March 28, 2015, vested options representing 14,000 shares of our common stock were exercised, and the shares issued, in accordance with their respective agreements.
Award Plan
All awards granted under the Award Plan have vested and been exercised, and no awards remain outstanding.

Note J—Purchase Contracts
We have entered into agreements, and have fixed prices, to purchase yarn, natural gas, finished fabric, and finished apparel products. At March 28, 2015, minimum payments under these contracts were as follows (in thousands):

Yarn	$16,535
Natural gas	166
Finished fabric	3,271
Finished products	20,840
$40,812

Note K—Business Segments
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
The branded segment is comprised of our business units focused on specialized apparel garments and headwear to meet consumer preferences and fashion trends, and includes Soffe, Junkfood, and Salt Life. These branded embellished and unembellished products are sold through specialty and boutique shops, upscale and traditional department stores, mid-tier retailers, sporting goods stores, and the U.S. military. Products in this segment are marketed under our lifestyle brands of Salt Life®, Soffe®, Intensity Athletics®, and Junk Food® as well as other labels. Until the sale of The Game collegiate and team dealer business on March 2, 2015, The Game® and American Threads™ labels were reported in this segment.
The basics segment is comprised of our business units primarily focused on garment styles characterized by low fashion risk, and includes our Activewear and Art Gun businesses. We market, distribute and manufacture knit apparel under the main brands of Delta Pro Weight®

and Delta Magnum Weight® for sale to a diversified audience ranging from large licensing businesses to regional screen printers and small independent businesses. These products are primarily sold unembellished, but may be sold decorated through our screen print operations or through Art Gun, our digital print and fulfillment business servicing the ecommerce marketplace. We also manufacture private label products for major branded sportswear companies, retailers, corporate industry programs, e-retailers, and sports-licensed apparel marketers. Typically, these products are sold with value-added services such as hangtags, ticketing, hangers, and embellishment so that they are fully ready for retail.
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
Information about our operations as of and for the three and six months ended March 28, 2015, and March 29, 2014, by operating segment, is as follows (in thousands):

	Basics	Branded	Consolidated
Three months ended March 28, 2015
Net sales	$71,388	$43,654	$115,042
Segment operating income	826	6,502	7,328
Segment assets	181,448	168,206	349,654

Three months ended March 29, 2014
Net sales	$66,129	$48,329	$114,458
Segment operating income	786	48	834
Segment assets	175,692	182,566	358,258

	Basics	Branded	Consolidated
Six months ended March 28, 2015
Net sales	$129,068	$79,354	$208,422
Segment operating (loss) income	(402)	4,512	4,110

Six months ended March 29, 2014
Net sales	$128,647	$85,823	$214,470
Segment operating income (loss)	3,497	(3,338)	159

The following reconciles the segment operating earnings to the Company's consolidated income (loss) before provision (benefit) from income taxes (in thousands):

	Three Months Ended		Six Months Ended
	March 28, 2015	March 29, 2014	March 28, 2015	March 29, 2014
Segment operating income	$7,328	$834	$4,110	$159
Unallocated interest expense	1,491	1,455	3,019	2,913
Consolidated income (loss) before provision (benefit) from income taxes	$5,837	$(621)	$1,091	$(2,754)

Note L—Income Taxes
Our effective income tax provision for the six months ended March 28, 2015, was 151.8%, compared to an effective tax benefit of 14.3% for the same period in the prior year and an effective tax benefit of 87.1% for the fiscal year ended September 27, 2014. During the second quarter of fiscal year 2015, we recognized a $5.6 million pre-tax gain, including associated indirect expenses, on the sale of The Game assets. See Note D—Sale of The Game, for further information on this transaction. We accounted for this event as a discrete item for tax provision purposes, recording tax expense on the pre-tax gain net of associated indirect expenses at the full applicable statutory rate. Excluding the effect of this discrete item, the effective tax benefit on normal operations for the six months ended March 28, 2015, was 14.5%. We benefit from having income in foreign jurisdictions that are either exempt from income taxes or have tax rates lower than the United States.

Based on our current projected pre-tax income and the anticipated amount of U.S. taxable income compared to profits in the offshore taxable and tax-free jurisdictions in which we operate, our estimated annual income tax rate for the fiscal year ending October 3, 2015, is expected to be approximately 24% including the effect of the aforementioned discrete item. However, changes in the mix of U.S. taxable income compared to profits in tax-free jurisdictions can have a significant impact on our overall effective tax rate.
We file income tax returns in the U.S. federal jurisdiction and various state, local and foreign jurisdictions. Tax years 2011 and 2012 as well as our short tax year 2013, according to statute and with few exceptions, remain open to examination by various state, local and foreign jurisdictions. Tax year 2012 and our short tax year 2013 remain open for examination for federal purposes.

Note M—Derivatives and Fair Value Measurements
From time to time, we may use interest rate swaps or other instruments to manage our interest rate exposure and reduce the impact of future interest rate changes. These financial instruments are not used for trading or speculative purposes. Outstanding instruments as of March 28, 2015 are noted below:

	Effective Date	Notational Amount	Fixed LIBOR Rate	Maturity Date
Interest Rate Swap	September 9, 2013	$15 million	1.1700%	September 9, 2016
Interest Rate Swap	September 9, 2013	$15 million	1.6480%	September 11, 2017
Interest Rate Swap	September 19, 2013	$15 million	1.0030%	September 19, 2016
Interest Rate Swap	September 19, 2013	$15 million	1.4490%	September 19, 2017

From time to time, we may purchase cotton option contracts to economically hedge the risk related to market fluctuations in the cost of cotton used in our operations. We do not receive hedge accounting treatment for these derivatives. As such, the associated realized and unrealized gains and losses would be recorded within cost of goods sold on the Condensed Consolidated Statements of Operations and the fair value of the cotton option contracts would be recorded in the prepaid and other current assets line item on our Condensed Consolidated Balance Sheets. We did not own any cotton option contracts as of March 28, 2015, or as of September 27, 2014.
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

The following financial assets (liabilities) are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements Using
Period Ended	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest Rate Swaps
March 28, 2015	$(647)	—	$(647)	—
September 27, 2014	$(437)	—	$(437)	—

Contingent Consideration
March 28, 2015	$(3,730)	—	—	$(3,730)
September 27, 2014	$(3,600)	—	—	$(3,600)
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
At March 28, 2015, we had $3.7 million accrued in contingent consideration related to the Salt Life Acquisition. Contingent consideration related to the acquisition of Art Gun remains de minimis.
The following table summarizes the fair value and presentation in the Condensed Consolidated Balance Sheets for derivatives related to our interest swap agreements as of March 28, 2015, and September 27, 2014:

	March 28, 2015	September 27, 2014
Deferred tax liabilities	249	168
Other liabilities	(647)	(437)
Accumulated other comprehensive loss	$(398)	$(269)

Assets Measured at Fair Value on a Non-Recurring Basis
Intangible assets acquired in connection with the Salt Life Acquisition are identified by type in Note E—Salt Life Acquisition. These valuations included significant unobservable inputs (Level 3).

Note N—Legal Proceedings

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

On August 27, 2012, Junkfood responded to the Commission staff regarding its recommended penalty, setting forth a number of defenses and mitigating factors that could result in a much lower penalty, if any, ultimately imposed by a court should the matter proceed to litigation. The Commission has since requested additional information regarding the matter and issued a subpoena for records and information. While we will continue to defend against these allegations, we believe a risk of loss is probable. Based upon current information, including the terms of previously published Commission settlements and related product recall notices, should the Commission seek enforcement of the recommended civil penalty and ultimately prevail on its claims at trial we believe there is a range of likely outcomes between $25,000 and an amount exceeding $900,000, along with interest and the Commission's costs and fees. During the quarter ended June 30, 2012, we recorded a liability for what we believe to be the most likely outcome within this range, and this liability remains recorded as of March 28, 2015.
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
On or about August 22, 2014, we were served with an additional complaint in the Superior Court of the State of California, County of Los Angeles, by a former employee of Junkfood and two former employees of Soffe at our Santa Fe Springs, California distribution facility alleging violations of California wage and hour laws and unfair business practices the same or substantially similar to those alleged in the Complaint and seeking the same or substantially similar relief as sought in the Complaint. This complaint is brought as a class action and seeks to include all current and certain former employees of Junkfood, Soffe, our Delta Activewear business unit, a Soffe independent contractor and an individual employee of such contractor within California who are or were non-exempt under applicable wage and hour laws. Delta Apparel, Inc. and the contractor employee have since been voluntarily dismissed from the case and the remaining defendants are Junkfood, Soffe, and the Soffe contractor. The discovery process in this matter is ongoing and the issue of class certification remains pending.
While we will continue to vigorously defend these actions and believe we have a number of meritorious defenses to the claims alleged, we believe a risk of loss is probable. Based upon current information, we believe there is a range of likely outcomes between approximately $15,000 and $795,000. During the transition period ended September 28, 2013, we recorded a liability for the most likely outcome within this range, and this liability remained recorded as of March 28, 2015. However, depending upon the scope and size of any certified class and whether any of the claims alleged ultimately prevail at trial, we could be required to pay amounts exceeding $795,000.
Other
In addition, at times we are party to various legal claims, actions and complaints. We believe that, as a result of legal defenses, insurance arrangements, and indemnification provisions with parties believed to be financially capable, such actions should not have a material effect on our operations, financial condition, or liquidity.

Note O—Repurchase of Common Stock
As of January 23, 2013, our Board of Directors authorized management to use up to $30.0 million to repurchase stock in open market transactions under our Stock Repurchase Program.
During the March quarter and the first six months of fiscal year 2015, we did not purchase any shares of our common stock. During the March quarter of fiscal year 2014, we purchased 12,118 shares of our common stock for a total cost of $0.2 million. Through March 28, 2015, we have purchased 2,122,246 shares of our common stock for an aggregate of $25.3 million since the inception of our Stock Repurchase Program. All purchases were made at the discretion of management and pursuant to the safe harbor provisions of SEC Rule 10b-18. As of March 28, 2015, $4.7 million remained available for future purchases under our Stock Repurchase Program, which does not have an expiration date.

Note P—License Agreements
We have entered into license agreements that provide for royalty payments on net sales of licensed products as set forth in the agreements. These license agreements are within our branded segment. We have incurred royalty expense (included in SG&A expenses) of approximately $2.2 million and $2.0 million in the March quarter of fiscal years 2015 and 2014, respectively. We incurred royalty expense of $4.4 million for each of the six months ended March 28, 2015 and March 29, 2014.
At March 28, 2015, based on minimum sales requirements, future minimum royalty payments required under these license agreements were as follows (in thousands):

Fiscal Year	Amount
2015	$738
2016	2,585
2017	33
2018	—
$3,356

Note Q—Goodwill and Intangible Assets
Components of intangible assets consist of the following (in thousands):

	March 28, 2015			September 27, 2014
	Cost	Accumulated Amortization	Net Value	Cost	Accumulated Amortization	Net Value	Economic Life

Goodwill	$36,729	$—	$36,729	$36,729	$—	$36,729	N/A

Intangibles:
Tradename/trademarks	$17,530	$(1,588)	$15,942	$17,530	$(1,281)	$16,249	20 – 30 yrs
Customer relationships	7,220	(3,477)	3,743	7,220	(3,298)	3,922	20 yrs
Technology	1,220	(643)	577	1,220	(582)	638	10 yrs
License agreements	2,100	(165)	1,935	2,100	(113)	1,987	15 – 30 yrs
Non-compete agreements	1,287	(649)	638	1,287	(583)	704	4 – 8.5 yrs
Total intangibles	$29,357	$(6,522)	$22,835	$29,357	$(5,857)	$23,500

Amortization expense for intangible assets was $0.4 million for each of the three months ended March 28, 2015, and March 29, 2014, and was $0.7 million for each of the six months ended March 28, 2015, and March 29, 2014. Amortization expense is estimated to be approximately $1.4 million for fiscal year 2015 and $1.3 million for each of fiscal years 2016, 2017, 2018 and 2019.

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
The forward-looking statements in this Form 10-Q are based on our expectations and are necessarily dependent upon assumptions, estimates and data that we believe are reasonable and accurate but may be incorrect, incomplete or imprecise. Forward-looking statements are also subject to a number of business risks and uncertainties, any of which could cause actual results or actions to differ materially from those set forth in or implied by the forward-looking statements. The risks and uncertainties include, among others:

•	the volatility and uncertainty of cotton and other raw material prices;

•	the general U.S. and international economic conditions;

•	the competitive conditions in the apparel industry;

•	restrictions on our ability to borrow capital or service our indebtedness;

•	the inability to successfully implement certain strategic initiatives;

•	deterioration in the financial condition of our customers and suppliers and changes in the operations and strategies of our customers and suppliers;

•	our ability to predict or react to changing consumer preferences or trends;

•	pricing pressures and the implementation of cost reduction strategies;

•	changes in economic, political or social stability at our offshore locations;

•	our ability to attract and retain key management;

•	the effect of unseasonable weather conditions on purchases of our products;

•	significant changes in our effective tax rate;

•	interest rate fluctuations increasing our obligations under our variable rate indebtedness;

•	the ability to raise additional capital;

•	the ability to grow, achieve synergies and realize the expected profitability of recent acquisitions;

•	the volatility and uncertainty of energy and fuel prices;

•	material disruptions in our information systems related to our business operations;

•	data security or privacy breaches;

•	significant interruptions within our manufacturing or distribution operations;

•	changes in or our ability to comply with safety, health and environmental regulations;

•	significant litigation in either domestic or international jurisdictions;

•	the ability to protect our trademarks and other intellectual property;

•	the ability to obtain and renew our significant license agreements;

•	the impairment of acquired intangible assets;

•	changes in ecommerce laws and regulations;

•	changes in international trade regulations;

•	changes in employment laws or regulations or our relationship with employees;

•	cost increases and reduction in future profitability due to recent healthcare legislation;

•	foreign currency exchange rate fluctuations;

•	violations of manufacturing standards or labor laws, or unethical business practices by our suppliers or independent contractors;

•	the illiquidity of our shares;

•	price volatility in our shares and the general volatility of the stock market; and

•	the costs required to comply with the regulatory landscape regarding public company governance and disclosure.

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

Business Outlook
We are seeing the results of the strategic initiatives that we have been implementing over the past six months, most visibly in the sale of The Game branded collegiate headwear and apparel business for $14.9 million. This sale transaction, net of direct and associated indirect expenses, resulted in a pre-tax gain of $5.6 million, or $0.43 net earnings per share, and represents more than a 60% premium over book value of the assets sold. We believe this transaction further strengthened our balance sheet and now enables us to focus on areas of our business that are more strategic to our long-term goals.
We have also been working on our manufacturing platform to lower overall product costs. We have recently expanded our screen printing operation in El Salvador to service our growing private label and full package businesses. We are also expanding our Honduran textile operations by purchasing new equipment that will allow us to internally produce open-width fabrics used in many of our business units. We expect to spend approximately $4 million in this expansion, which should allow us to internally produce approximately 80k pounds of fabric that we are currently sourcing. The equipment is expected to arrive in the fourth calendar quarter of 2015, and we expect it to be fully operational by the end of the first calendar quarter of 2016. By leveraging our internal production and reducing our reliance on purchased fabric, we should save approximately $2 million per year, and anticipate seeing these savings in our results beginning in the back half of our fiscal 2016.
Ecommerce is another area in which we are investing resources, and our second quarter provided a glimpse into its strong growth potential. Overall, our ecommerce business grew 70% during the March quarter, with our branded consumer sites for Salt Life, Soffe, and Junkfood, each increasing sales by over 60%. In no other business is the value of ecommerce more apparent than in Art Gun. Art Gun's facility boasts cutting-edge equipment and industry-leading proprietary software specifically geared to facilitate ecommerce business. Art Gun grew 43.5% in the March 2015 quarter compared to the prior year quarter. We expect Art Gun to continue its rapid growth and have invested in systems that can support that growth into the future.
We have recently increased our sales force dedicated to undecorated tees in our Delta catalog business to gain additional strength in under-served areas of the country. We are seeing a positive reaction to the new fashion basics we introduced this season, including new snow heather and softspun tees. In addition, we have secured new print programs utilizing our catalog garments, which should provide a strong foundation for growth in upcoming quarters. Our private label business saw excellent growth during the March quarter from new customers and expanding programs with existing customers.
While demand for Salt Life products continued at record levels during the quarter, sales growth in that business was less than anticipated due to the need to defer March quarter shipments to April in connection with the separation of Salt Life's systems from those of The Game business sold. This issue was exacerbated to a small degree by the unusually cold weather in February and March. We are pleased that Salt Life's spring line has been well-received, and we anticipate a strong June quarter and a return to Salt Life's previous growth rates as we go into the second half of the fiscal year.
Junkfood sales increased by 2.3% during the quarter compared to the prior year quarter, with improved margins as a result of an expanding customer base and strong growth on the Junk Food ecommerce site. Soffe's sales decline of approximately $3 million from prior year quarter, occurred primarily within its sporting goods channel as cooler weather delayed replenishment orders on certain products. We have seen positive indicators regarding the sell-through of Soffe's spring line at retail. This, and the nearly 70% growth on the Soffe ecommerce site, indicates to us that Soffe has stabilized and is positioned for future growth.
All of our business units have shown improvement through sales growth, margin expansion, or both. During the remainder of the year, we anticipate increased sales across all of our business units. Moreover, with lower cotton and energy prices along with further manufacturing cost reductions, we expect even stronger improvements in our profitability in the upcoming quarters.

Results of Operations
Net sales for the 2015 March quarter were $115.0 million, an increase of 0.5% compared to the prior year quarter net sales of $114.5 million. When adjusted for the sale of The Game, net sales increased 1.7% versus the prior year period. All of our business units experienced sales growth over the prior year quarter with the exception of Soffe. For the first six months of fiscal year 2015, sales decreased by 2.8% to $208.4 million, compared to $214.5 million for the first six months of fiscal year 2014.
Our direct-to-consumer sales and ecommerce sales represented 3.6% of total revenues for the fiscal year 2015 March quarter, a 140 basis point increase from the same period last year. For the six month period ending March 28, 2015, direct-to-consumer sales and ecommerce sales were 4.1% of total sales, a 150 basis point increase over the same period last year. All of our direct-to-consumer sites experienced growth versus the prior year, which we believe is a positive indicator of the strength of our brands.
Gross margins expanded 210 basis points from the December quarter to 18.5% in the March quarter. Adjusted for the indirect expenses associated with the sale of The Game that were recorded in cost of sales, gross margins were 60 basis points higher at 19.1%. While gross margins in the Delta Activewear business continue to be hindered by marketplace dynamics including lower selling prices and higher input costs, all of our other business units expanded gross margins from the prior year March quarter
SG&A expenses were $21.6 million, or 18.8% of sales, for the quarter ended March 28, 2015, compared to $21.3 million, or 18.6% of sales, in the prior year period. For the first six months of fiscal year 2015, SG&A expenses were 19.3% of sales versus 19.2% in the same period of fiscal year 2014. Adjusted for the indirect expenses in connection with the sale of The Game, SG&A expenses declined 100 basis points from the prior year March quarter. This decline resulted from the lower fixed compensation costs on reduced headcount, and commission structure changes that were recently implemented, along with lower professional fees, partially offset by increased advertising expenditures on our Salt Life and Soffe brands.
Gain on sale of business was $7.7 million in the March quarter and for the first six months of fiscal year 2015. The gain on sale of business in fiscal year 2015 included the $14.9 million proceeds from the sale of The Game business less the assets sold and direct liabilities resulting from, and selling costs associated with the sale transaction. See Note D—Sale of The Game, for more information on this transaction.
Net interest expense for the second quarter of fiscal years 2015 and 2014 was $1.5 million. For the first six months of fiscal year 2015, interest expense totaled $3.0, compared to $2.9 million in the prior year.
Our effective income tax provision for the six months ended March 28, 2015, was 151.8%, compared to an effective tax benefit of 14.3% for the same period last year. During the second quarter of fiscal year 2015, we recognized a $5.6 million pre-tax gain, including associated indirect expenses, on the sale of The Game assets. See Note D—Sale of The Game, for further information on this transaction. We accounted for this event as a discrete item for tax provision purposes, recording tax expense on the pre-tax gain net of associated indirect expenses at the full applicable statutory rate. Excluding the effect of this discrete item, the effective tax benefit on normal operations for the six months ended March 28, 2015, was 14.5%. We benefit from having income in foreign jurisdictions that are either exempt from income taxes or have tax rates lower than the United States.
Our earnings for the quarter were $3.6 million, or $0.46 per diluted share, with $0.03 per share attributable to ongoing operations and $0.43 per share attributable to the sale of The Game assets and associated indirect costs. This compares with a net loss of $0.8 million, or $0.10 per diluted share, in the prior year quarter. Net loss for the first six months of fiscal year 2015 was $0.6 million, or $0.07 per diluted share, compared to a net loss of $2.4 million, or $0.30 per diluted share, in the prior year six-month period.
At March 28, 2015, accounts receivable were $74.2 million compared to $65.8 million in the prior year quarter. Days sales outstanding ("DSO") increased to 56 days as of March 28, 2015, compared to 51 days in the prior year March. The higher DSO is attributable to a few large customers whose payments were delayed. Most of these payments were subsequently collected and we do not believe the higher DSO represents a higher than normal credit risk.
Inventory levels decreased $4.9 million from September 27, 2014, to $157.3 million at March 28, 2015. The decrease from September 27, 2014, is due to the seasonally higher inventory levels being offset by the inventory sold in conjunction with the sale of The Game.
Capital expenditures were $0.5 million during the second quarter of fiscal year 2015, and $2.5 million for the first six months of fiscal year 2015. Our capital expenditures primarily related to machinery and equipment. Depreciation and amortization, including non-cash compensation, was $2.9 million for the second quarter of fiscal year 2015, and $5.3 million for the first six months of fiscal year 2015.
Total debt at March 28, 2015, which is our seasonally highest debt period, was $135.1 million, compared with $143.8 million a year ago.
Branded Segment
Sales grew in all of our branded businesses during the quarter with the exception of Soffe, which experienced a net sales decline of approximately $3 million from the prior year quarter. This decline, along with the sale of the Game business in early March, resulted in net sales for the branded segment of $43.7 million compared with $48.3 million for the 2014 second quarter. For the first six months of fiscal year 2015, net sales in our branded segment were $79.4 million compared with $85.8 million in the prior year period.
Gross margins in our branded segment increased 180 basis points from the prior year quarter and 240 basis points over the prior year first six months. The gross margin expansion was across all business units in the branded segment for the quarter and for the first six months of fiscal year 2015.

Despite the sales declines from the prior year, branded segment operating income increased $6.5 million and $7.8 million over the prior quarter and the first six months of fiscal year 2014, respectively. This increase was primarily due to the sale of The Game generating a $5.6 million pre-tax gain, including associated indirect expenses, coupled with the expansion in gross margins over the prior year across each of our brands.
Basics Segment
Net sales in our basics segment were $71.4 million in the second quarter, an 8% increase from $66.1 million in the prior year period. For the first six months of fiscal year 2015, net sales in our basics segment were $129.1 million compared to $128.6 million in the prior year period. Art Gun sales increased 43.5% over the prior year quarter driven by unit increases of 52%. Delta Activewear sales were up 6.8% to $68.5 million. Although Delta catalog business volumes were down, our private label business experienced 28.5% sales growth from the prior year quarter due primarily to new customers and expanding programs with existing customers.
Overall gross margins declined 130 basis points from the prior year quarter due to the higher input costs flowing through cost of sales, along with the overall continued pressures on pricing from current cotton prices and the recent drop in oil prices.
Basics segment operating income increased $0.1 million from the prior year quarter and declined $3.9 million over the prior year first six months due to the decline in gross margins.

Liquidity and Capital Resources
Our current primary cash needs are for working capital, capital expenditures, and debt service.
Operating Cash Flows
Operating activities used $17.3 million in cash for the first six months of fiscal year 2015 compared to $4.2 million for the first six months of 2014. . The decrease in operating cash flow in the first six months of fiscal year 2015 compared to the prior year period was primarily due to decreased earnings in the business coupled with increased payments to our suppliers. Additionally, we experienced an increase in the amounts due from our customers from the higher March sales and higher DSO than in the prior year.
Investing Cash Flows
Capital expenditures during the first six months of fiscal year 2015 were $2.5 million compared to $5.6 million for the same period last year. Capital expenditures in both periods related to manufacturing expansion as well as information technology enhancements. We anticipate our fiscal year 2015 capital expenditures to be approximately $9 to $10 million. The increase in capital spending expectations stems from the expansion of textiles to include new products, which should decrease purchased fabric and reduce costs by leveraging internal operations. During the first six months of fiscal year 2015, investing cash flows also includes the $14.9 million proceeds received from the sale of The Game assets. See Note D for further discussion on this transaction.
Financing Activities
During the first six months of fiscal year 2015, cash provided by financing activities was $5.0 million compared to $9.8 million in cash provided by financing activities in the same period last year. While the sale of The Game generated $14.9 million in cash, we used cash in operations due to higher receivables and more cash paid to our suppliers.
Based on our current expectations, we believe that the cash flow generated by our operations and funds available under our credit facility should be sufficient to service our debt payment requirements, to satisfy our day-to-day working capital needs and to fund our planned capital expenditures. Any material deterioration in our results of operations, however, may result in our losing the ability to borrow under our revolving credit facility and to issue letters of credit to suppliers, or may cause the borrowing availability under our facility to be insufficient for our needs. Availability under our credit facility is primarily a function of the levels of our accounts receivable and inventory, as well as the uses of cash in our operations. A significant deterioration in our accounts receivable or inventory levels could restrict our ability to borrow additional funds or service our indebtedness. Moreover, our credit facility includes a financial covenant that if the availability under our credit facility falls below the amounts specified in our credit agreement, our FCCR for the preceding 12-month period must not be less than 1.1 to 1.0. Although our availability at March 28, 2015, was above the minimum thresholds specified in our credit agreement, a significant deterioration in our business could cause our availability to fall below such thresholds, thereby requiring us to maintain the minimum FCCR specified in our credit agreement. As of March 28, 2015, our FCCR was below the minimum threshold specified in our credit agreement.
Purchases By Delta Apparel Of Its Own Shares
During the six months ended March 28, 2015, we did not purchase any shares of our common stock (see Note O-Repurchase of Common Stock). As of March 28, 2015, there was $4.7 million of our share repurchase authorization remaining. We evaluate current leverage, working capital requirements, our free cash flow outlook, stock valuation and future business opportunities to determine when we believe the repurchase of our stock is a sound investment opportunity that we can pursue without sacrificing future growth plans.

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

Environmental and Regulatory Matters

We are subject to various federal, state and local environmental laws and regulations concerning, among other things, wastewater discharges, storm water flows, air emissions and solid waste disposal. Our plants generate very small quantities of hazardous waste, which are either recycled or disposed of off-site. Most of our plants are required to possess one or more environmental permits, and we believe that we are currently in material compliance with the requirements of those permits.
The environmental rules applicable to our business are becoming increasingly stringent and we incur capital and other expenditures annually to achieve compliance with environmental standards. We currently do not expect that the amount of expenditures required to comply with environmental laws will have a material adverse affect on our operations, financial condition or liquidity. There can be no assurance, however, that future changes in federal, state, or local regulations, interpretations of existing regulations or the discovery of currently unknown problems or conditions will not require substantial additional expenditures. Similarly, while we believe that we are currently in material compliance with all applicable environmental requirements, the extent of our liability, if any, for past failures to comply with laws, regulations or permits applicable to our operations cannot be determined and could have a material adverse effect on our operations, financial condition and liquidity.

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
Yarn with respect to which we have fixed cotton prices at March 28, 2015, was valued at $16.5 million, and is scheduled for delivery between April 2015 and October 2015. At March 28, 2015, a 10% decline in the market price of the cotton covered by our fixed price yarn would have had a negative impact of approximately $1.2 million on the value of the yarn. This compares to what would have been a negative impact of $1.1 million at our 2014 fiscal year-end based on the yarn with fixed cotton prices at September 27, 2014. The impact of a 10% decline in the market price of the cotton covered by our fixed price yarn would have been greater at March 28, 2015, than at September 27, 2014, due to increased commitments at March 28, 2015, compared to September 27, 2014, offset partially by lower cotton prices.
We may use derivatives, including cotton option contracts, to manage our exposure to movements in commodity prices. We do not designate our options as hedge instruments upon inception. Accordingly, we mark to market changes in the fair market value of the options in cost of goods sold in our Condensed Consolidated Statements of Operations. See Note M for further discussion on Derivatives and Fair Value Measurements.
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
Interest Rate Sensitivity
Our U.S. revolving credit facility provides that the outstanding amounts owed shall bear interest at variable rates. If the amount of outstanding floating rate indebtedness at March 28, 2015, under our U.S. revolving credit facility had been outstanding during the entire three months ended March 28, 2015, and the interest rate on this outstanding indebtedness was increased by 100 basis points, our expense would have increased by approximately $130 thousand, or 8.7% of actual interest expense, during the quarter. This compares to an increase of $362 thousand, or 6.3%, for the 2014 fiscal year based on the outstanding floating rate indebtedness at September 27, 2014, or an average of $91 thousand per quarter. The dollar amount, as well as the percentage, of the increase in interest expense is higher as of March 28, 2015, primarily due to the higher floating rate debt level as of March 28, 2015, compared to September 27, 2014. The actual increase in interest expense resulting from a change in interest rates would depend on the magnitude of the increase in rates and the average principal balance of floating rate indebtedness.
Derivatives
From time to time, we may use interest rate swaps or other instruments to manage our interest rate exposure and reduce the impact of future interest rate changes as described in Note M—Derivatives and Fair Value Measurements.

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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 28, 2015, and, based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures were effective at the evaluation date.
Changes in Internal Control Over Financial Reporting
There was no change during the second quarter of fiscal year 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings
See Note N—Legal Proceedings in Item 1, which is incorporated herein by reference.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(c) Repurchases of Common Stock
See Note O—Repurchase of Common Stock and Note G—Debt, in Item 1, which are incorporated herein by reference.

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

DELTA APPAREL, INC. (Registrant)
Date	May 5, 2015	By:	/s/ Deborah H. Merrill
Deborah H. Merrill Vice President, Chief Financial Officer and Treasurer