Form 10-Q
period 2015-06-27
DELTA APPAREL, INC
filed 2015-08-05
CIK 1101396

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 27, 2015
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
Yes ☐ No ☑
As of July 23, 2015, there were outstanding 7,849,188 shares of the registrant’s common stock, par value of $0.01 per share, which is the only class of outstanding common or voting stock of the registrant.

PART 1.	FINANCIAL INFORMATION

Item 1.	Financial Statements
Delta Apparel, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Amounts in thousands, except share amounts and per share data)
(Unaudited)

	June 27, 2015	September 27, 2014
Assets
Current assets:
Cash and cash equivalents	$360	$612
Accounts receivable, less allowances of $3,487 and $3,159, respectively	66,496	68,802
Income tax receivable	—	1,360
Inventories, net	149,399	162,188
Prepaid expenses and other current assets	5,010	4,534
Deferred income taxes	6,665	12,152
Total current assets	227,930	249,648

Property, plant and equipment, net of accumulated depreciation of $79,176 and $75,801, respectively	38,121	41,005
Goodwill	36,729	36,729
Intangibles, net	22,503	23,500
Noncurrent deferred income taxes	166	—
Other assets	3,578	3,696
Total assets	$329,027	$354,578

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$50,103	$57,719
Accrued expenses	20,654	20,167
Income tax payable	184	—
Current portion of long-term debt	7,590	15,504
Total current liabilities	78,531	93,390

Long-term debt, less current maturities	104,585	114,469
Deferred income taxes	—	3,399
Other liabilities	1,056	1,513
Contingent consideration	3,100	3,600
Total liabilities	$187,272	$216,371

Shareholders’ equity:
Preferred stock—$0.01 par value, 2,000,000 shares authorized, none issued and outstanding	—	—
Common stock —$0.01 par value, 15,000,000 shares authorized, 9,646,972 shares issued, and 7,877,683 and 7,877,674 shares outstanding as of June 27, 2015 and September 27, 2014, respectively	96	96
Additional paid-in capital	59,485	59,649
Retained earnings	103,473	99,622
Accumulated other comprehensive loss	(331)	(269)
Treasury stock —1,769,289 and 1,769,298 shares as of June 27, 2015 and September 27, 2014, respectively	(20,968)	(20,891)
Total shareholders’ equity	141,755	138,207
Total liabilities and shareholders' equity	$329,027	$354,578
See accompanying Notes to Condensed Consolidated Financial Statements.

Delta Apparel, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
Net sales	$120,525	$123,534	$328,947	$338,004
Cost of goods sold	95,041	100,796	266,902	273,945
Gross profit	25,484	22,738	62,045	64,059

Selling, general and administrative expenses	19,641	21,063	59,821	62,199
Change in fair value of contingent consideration	(630)	75	(500)	200
Gain on sale of business	—	—	(7,704)	—
Other (income) expense, net	(424)	8	(579)	(91)
Operating income	6,897	1,592	11,007	1,751

Interest expense, net	1,528	1,471	4,547	4,384
Income (loss) before provision (benefit) from income taxes	5,369	121	6,460	(2,633)
Provision (benefit) from income taxes	951	(2,045)	2,607	(2,438)
Net income (loss)	$4,418	$2,166	$3,853	$(195)

Basic earnings (loss) per share	$0.56	$0.27	$0.49	$(0.02)
Diluted earnings (loss) per share	$0.55	$0.27	$0.48	$(0.02)

Weighted average number of shares outstanding	7,889	7,903	7,887	7,909
Dilutive effect of stock options and awards	210	202	202	—
Weighted average number of shares assuming dilution	8,099	8,105	8,089	7,909
See accompanying Notes to Condensed Consolidated Financial Statements.

Delta Apparel, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Amounts in thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
Net income (loss)	$4,418	$2,166	$3,853	$(195)
Net unrealized gain (loss) on cash flow hedges	67	(76)	(61)	87
Comprehensive income (loss)	$4,485	$2,090	$3,792	$(108)

See accompanying Notes to Condensed Consolidated Financial Statements.

Delta Apparel, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	Nine Months Ended
	June 27, 2015	June 28, 2014
Operating activities:
Net income (loss)	$3,853	$(195)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	7,199	7,043
Amortization of deferred financing fees	375	263
Excess tax benefits from exercise of stock options	(2)	(27)
Provision for (benefit from) deferred income taxes	1,249	(3,600)
Gain on sale of The Game assets before transaction costs	(8,114)	—
Non-cash stock compensation	965	365
Change in the fair value of contingent consideration	(500)	200
Loss on disposal or impairment of property and equipment	20	25
Release of cash held in escrow	—	3,000
Changes in operating assets and liabilities:
Accounts receivable	2,306	(1,422)
Inventories	6,703	(569)
Prepaid expenses and other assets	(511)	(1,465)
Other non-current assets	(233)	(11)
Accounts payable	(7,616)	2,210
Accrued expenses	126	(4,702)
Income tax payable/receivable	1,544	1,090
Other liabilities	(405)	827
Net cash provided by operating activities	6,959	3,032

Investing activities:
Purchases of property and equipment, net	(4,230)	(7,696)
Proceeds from sale of The Game assets	14,913	—
Proceeds from sale of fixed assets	470	71
Net cash provided by (used in) investing activities	11,153	(7,625)

Financing activities:
Proceeds from long-term debt	371,184	375,738
Repayment of long-term debt	(388,982)	(371,252)
Repayment of capital financing	(114)	—
Payment of deferred financing fees	(25)	—
Repurchase of common stock	(440)	(1,180)
Proceeds from exercise of stock options	21	931
Payment of withholding taxes on exercise of stock options	(10)	—
Excess tax benefits from exercise of stock options	2	27
Net cash (used in) provided by financing activities	(18,364)	4,264
Net decrease in cash and cash equivalents	(252)	(329)
Cash and cash equivalents at beginning of period	612	829
Cash and cash equivalents at end of period	$360	$500

Supplemental cash flow information:
Cash paid during the period for interest	$3,639	$3,435
Cash (received) paid during the period for income taxes, net of refunds received	$(218)	$225
Non-cash financing activity - Shortfall to excess tax benefit pool	$673	$—
Non-cash financing activity - Taxes accrued but not paid on exercise of stock options	$105	$—

See accompanying Notes to Condensed Consolidated Financial Statements.

Delta Apparel, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note A—Basis of Presentation and Description of Business
We prepared the accompanying interim condensed consolidated financial statements in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles ("U.S. GAAP") for complete financial statements. We believe these Condensed Consolidated Financial Statements consist of normal recurring adjustments considered necessary for a fair presentation. Operating results for the nine months ended June 27, 2015, are not necessarily indicative of the results that may be expected for our fiscal year ending October 3, 2015. Although our various product lines are sold on a year-round basis, the demand for specific products or styles reflects some seasonality, with sales in our June quarter generally being the highest and sales in our December quarter generally being the lowest. For more information regarding our results of operations and financial position, refer to the Consolidated Financial Statements and footnotes included in our Form 10-K for our fiscal year ended September 27, 2014, filed with the United States Securities and Exchange Commission (“SEC”).
“Delta Apparel”, the “Company”, and “we”, “us” and “our” are used interchangeably to refer to Delta Apparel, Inc. together with our domestic wholly-owned subsidiaries, including M.J. Soffe, LLC (“Soffe”), Junkfood Clothing Company (“Junkfood”), Salt Life, LLC (f/k/a To The Game, LLC) ("Salt Life"), Art Gun, LLC (“Art Gun”), and other international subsidiaries, as appropriate to the context.
Delta Apparel, Inc. is an international apparel design, marketing, manufacturing and sourcing company that features a diverse portfolio of lifestyle basics and branded activewear apparel and headwear. We specialize in selling casual and athletic products through a variety of distribution channels and distribution tiers, including specialty stores, boutiques, department stores, mid and mass channels, e-retailers, and the U.S. military. Our products are also made available direct-to-consumer on our websites at www.soffe.com, www.junkfoodclothing.com, www.saltlife.com and www.deltaapparel.com. We believe this diversified distribution allows us to capitalize on our strengths to provide casual activewear to consumers purchasing from most types of retailers.
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
Standards Not Yet Adopted
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, ("ASU 2014-09"). This new guidance requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. ASU 2014-09 is effective for annual periods beginning after December 15, 2017, for public business entities and permits the use of either the retrospective or cumulative effect transition method. Early application is not permitted. ASU 2014-09 is therefore effective for our fiscal year beginning

September 30, 2018. We are evaluating the effect that ASU 2014-09 will have on our Consolidated Financial Statements and related disclosures.
In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory, ("ASU 2015-11").  This new guidance requires an entity to measure inventory at the lower of cost and net realizable value. Currently, entities measure inventory at the lower of cost and market. ASU 2015-11 replaces market with net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.  Subsequent measurement is unchanged for inventory measured under last-in, first-out or the retail inventory method.  ASU 2015-11 requires prospective adoption for inventory measurements for fiscal years beginning after December 15, 2016, and interim periods within those years for public business entities.  Early application is permitted.  ASU 2015-11 is therefore effective in our fiscal year beginning October 1, 2017. We are evaluating the effect that ASU 2015-11 will have on our Consolidated Financial Statements and related disclosures.

Note D—Sale of The Game
On March 2, 2015, we completed the sale of our The Game branded collegiate headwear and apparel business to David Peyser Sportswear, Inc., owner of MV Sport, Inc. for $14.9 million. The business sold consisted of The Game branded products sold nationally in college bookstores and through team dealers. This transaction further strengthens our balance sheet and enables us to focus on areas of our business that are more strategic to our long-term goals. Our Salt Life business and corporate business, Kudzu, previously operated within To The Game, LLC (now Salt Life, LLC) were not included in the sale of the collegiate part of the business.
The sale included finished goods inventory of $6.0 million, $0.4 million in fixed assets, and $0.1 million in other assets, along with the requirement that we indemnify up to $0.3 million of legal costs associated with a particular litigation matter. The transaction did not include accounts receivable and certain undecorated apparel inventory, from which we anticipate receiving approximately $6.0 million from the collection or sale of these assets in the normal course of our operations. We incurred $0.4 million in direct selling expenses associated with the transaction. In addition, we incurred certain indirect costs associated with the transaction, including a $0.8 million devaluation of the inventory not included in the sale and $1.4 million in indirect incentive-based expenses.
The pre-tax gain on the sale of The Game assets, inclusive of the direct and indirect expenses, was $5.6 million. The transaction and associated indirect expenses were recorded in our Condensed Consolidated Statements of Operations for the nine months ended June 27, 2015 as follows: (i) proceeds of $14.9 million less costs of assets sold and direct selling costs resulting in a gain of $7.7 million recorded as a gain on sale of business; (ii) $1.4 million in indirect expenses recorded in our selling, general and administrative expense; and (iii) $0.8 million of indirect expenses recorded in our cost of goods sold. For income tax purposes, this gain and associated indirect expenses were treated as a discrete item and resulted in $2.2 million in income tax expense being recorded in our 2015 second quarter.

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
On December 6, 2013, we entered into an agreement (the "IMG Agreement") with IMG Worldwide, Inc. ("IMG") that provides for the termination of the Salt Life brand license agreements entered into between Delta Apparel and IMG (as agent on behalf of Salt Life Holdings) prior to the Salt Life Acquisition as well as the agency agreement entered into between Salt Life Holdings and IMG prior to the Salt Life Acquisition. In addition, the IMG Agreement provides that Delta Apparel and Salt Life Holdings are released from all obligations and liabilities under those agreements or relating to the Salt Life Acquisition. Pursuant to the IMG Agreement, Salt Life and IMG entered into a new, multi-year agency agreement, which has since been terminated, whereby IMG represented Salt Life with respect to the licensing of the Salt Life brand in connection with certain product and service categories. Salt Life agreed to pay IMG installments totaling $3,500,000 to terminate these contractual arrangements. As a result, the above-referenced $3,000,000 indemnification asset was released from escrow during the quarter ended December 28, 2013, and applied towards these payment obligations, along with additional amounts previously accrued for royalty obligations under the above-referenced Salt Life brand license agreements. During the twelve months ended September 27, 2014, and the nine months ended June 27, 2015, we made payments of $2.1 million and $0.6 million, respectively in accordance with the terms of the agreement. As of June 27, 2015, there were 4 quarterly installments of $195 thousand remaining. We have recorded the fair value of the liability as of June 27, 2015, on our financial statements, with $0.8 million in accrued expenses.

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
We accounted for the Salt Life Acquisition pursuant to ASC 805, Business Combinations, with the purchase price allocated based upon fair value. We have identified certain intangible assets associated with Salt Life, including tradenames and trademarks, license agreements, non-compete agreements and goodwill. The total amount of goodwill is expected to be deductible for tax purposes. Components of the intangible assets recorded at acquisition are as follows (in thousands, except economic life data):

		Economic Life
Goodwill	$19,917	N/A

Intangibles:
Tradename/trademarks	16,000	30 yrs
License agreements	2,100	15 – 30 yrs
Non-compete agreements	770	6.6 yrs
Total intangibles	18,870

Total goodwill and intangibles	$38,787

Note F—Inventories
Inventories, net of reserves of $8.1 million and $7.1 million as of June 27, 2015, and September 27, 2014, respectively, consist of the following (in thousands):

	June 27, 2015	September 27, 2014
Raw materials	$12,886	$9,609
Work in process	19,387	15,859
Finished goods	117,126	136,720
	$149,399	$162,188

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
As of June 27, 2015, there was $87.7 million outstanding under our U.S. revolving credit facility at an average interest rate of 2.5%, and additional borrowing availability of $29.5 million. This credit facility includes a financial covenant requiring that if the amount of availability falls below the threshold amounts set forth in the Amended Loan Agreement, our Fixed Charge Coverage Ratio (“FCCR”) (as defined in the Amended Loan Agreement) for the preceding 12-month period must not be less than 1.1 to 1.0. We were not subject to the FCCR covenant at June 27, 2015, because our availability was above the minimum required under the Amended Loan Agreement. At June 27, 2015, our FCCR was above the required 1.1 to 1.0 ratio and therefore we would have passed our financial covenant had we been subject to it. At June 27, 2015, and September 27, 2014, there was $6.9 million and $8.2 million, respectively, of retained earnings free of restrictions to make cash dividends or stock repurchases.
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
In conjunction with the Salt Life Acquisition, we issued two promissory notes in the aggregate principal of $22.0 million, which included a one-time installment of $9.0 million that was due and paid as required on September 30, 2014, and quarterly installments commencing on March 31, 2015, with the final installment due on June 30, 2019. The promissory notes are zero-interest notes and state that interest will be imputed as required under Section 1274 of the Internal Revenue Code. We have imputed interest at 1.92% and 3.62% on the promissory notes that mature on June 30, 2016, and June 30, 2019, respectively. At June 27, 2015, the discounted value of the promissory notes was $11.5 million.
We also maintain a credit facility with Banco Ficohsa, a Honduran bank. This credit facility is secured by a first-priority lien on the assets of our Honduran operations and the loan is not guaranteed by our U.S. entities. The installment portion of the credit facility carries a fixed interest rate of 7% for a term of seven years and is denominated in U.S. dollars. As of June 27, 2015, there was $2.7 million outstanding on the installment portion of this loan. The revolving credit portion of the loan has an average interest rate of 8.0% with an ongoing 18-month term (expiring March 2019) and is denominated in U.S. dollars. The revolving credit portion of the loan requires minimum payments during each 6-month period of the 18-month term; however, the loan agreement permits additional drawdowns to the extent payments are made and certain objective covenants are met. The current revolving Honduran debt, by its nature, is not long-term, as it requires scheduled payments each six months. However, as the loan agreement permits us to re-borrow funds up to the amount repaid, subject to certain objective covenants, and we intend to re-borrow funds, subject to the objective covenants, the amounts have been classified as long-term debt. As of June 27, 2015, there was $5.0 million outstanding under the revolving portion of the credit facility.
In October 2013, we entered into two new term loan agreements with Banco Ficohsa to finance our Honduran manufacturing expansion project. These loans are also not guaranteed by our U.S. entities and are secured by a first-priority lien on the assets of our Honduran operations. The first loan, an eighteen-month agreement for $1.8 million, with a 7% fixed interest rate, is denominated in U.S. dollars, and has ratable monthly principal and interest payments due through the end of the term. As of June 27, 2015, this loan had been extinguished. The second loan, a seven-year agreement for $4.2 million with a 7% fixed interest rate, is denominated in U.S. dollars and has ratable monthly principal and interest payments due through the end of the term. As of June 27, 2015, there was $3.4 million outstanding under this loan agreement. The carrying value of these term loans approximates the fair value.
In April 2015, we entered into a new term loan agreement with Banco Ficohsa to finance further capital expansion at our Honduran facilities. This loan is not guaranteed by our U.S. entities and is secured by a first-priority lien on the assets of our Honduran operations. The loan is a seven-year agreement for $2.0 million with an 8% fixed interest rate, is denominated in U.S. dollars, and has ratable monthly principal and interest payments due through the end of the term. The first payment was due in June, 2015. As of June 27, 2015, there was $2.0 million outstanding under this loan agreement. The carrying value of this loan approximates the fair value.

Note H—Selling, General and Administrative Expense
We include in selling, general and administrative ("SG&A") expenses costs incurred subsequent to the receipt of finished goods at our distribution facilities, such as the cost of stocking, warehousing, picking, packing, and shipping goods for delivery to our customers. Distribution costs included in SG&A expenses totaled $4.3 million and $4.2 million for the three months ended June 27, 2015, and June 28, 2014, respectively. Distribution costs included in SG&A expenses for the nine months ended June 27, 2015, and June 28, 2014, were $12.1 million and $12.6 million, respectively. In addition, SG&A expenses include costs related to sales associates, administrative personnel, advertising and marketing expenses, royalty payments on licensed products and other general and administrative expenses. In the second quarter of fiscal 2015, we also incurred $1.4 million of indirect expenses associated with the sale of The Game which were recorded in SG&A. See Note D—Sale of The Game, for more information on this transaction.

During the fourth quarter of fiscal year 2014, certain strategic initiatives were implemented to improve net profitability. This effort included streamlining our administrative workforce, delayering our management structure and streamlining decision-making and information flow, as well as reducing duplicative and excess fixed cost. During the fourth quarter of fiscal year 2014, we recorded a total of $4.0 million in SG&A expense associated with these strategic initiatives. As of September 27, 2014, approximately $1.8 million of these expenses were accrued and reported on our Condensed Consolidated Balance Sheets. During the first nine months of fiscal year 2015, no additional expense was incurred in association with our strategic initiatives and $1.1 million was disbursed during the first nine months of fiscal year 2015, leaving approximately $0.7 million remaining accrued on our June 27, 2015, Condensed Consolidated Balance Sheets.

Note I—Stock-Based Compensation
On February 4, 2015, our shareholders re-approved the Delta Apparel, Inc. 2010 Stock Plan ("2010 Stock Plan") that was originally approved by our shareholders on November 11, 2010. The re-approval of the 2010 Stock Plan, including the material terms of the performance goals included in the 2010 Stock Plan, enables us to continue to grant equity incentive compensation awards that are structured in a manner intended to qualify as tax deductible, performance-based compensation under Section 162(m) of the Internal Revenue Code of 1986. Since November 2010, no additional awards have been or will be granted under either the Delta Apparel Stock Option Plan ("Option Plan") or the Delta Apparel Incentive Stock Award Plan ("Award Plan"); instead, all stock awards have been and will continue to be granted under the 2010 Stock Plan. Under the 2010 Stock Plan, the Compensation Committee of our Board of Directors has the authority to determine the employees and directors to whom awards may be granted and the size and type of each award and manner in which such awards will vest. The awards available consist of stock options, stock appreciation rights, restricted stock, restricted stock units, performance stock, performance units, and other stock and cash awards. The aggregate number of shares of common stock that may be delivered under the 2010 Stock Plan is 500,000 plus any shares of common stock subject to outstanding awards under the Option Plan or Award Plan that are subsequently forfeited or terminated for any reason before being exercised. The 2010 Stock Plan limits the number of shares that may be covered by awards to any participant in a given calendar year and also limits the aggregate awards of restricted stock, restricted stock units and performance stock granted in any given calendar year. If a participant dies or becomes disabled (as defined in the 2010 Stock Plan) while employed by or serving as a director, all unvested awards become fully vested. The Compensation Committee is authorized to establish the terms and conditions of awards granted under the 2010 Stock Plan, to establish, amend and rescind any rules and regulations relating to the 2010 Stock Plan, and to make any other determinations that it deems necessary.
Compensation expense is recorded on the SG&A expense line item in our Condensed Consolidated Statements of Operations over the vesting periods. During the three months ended June 27, 2015, we recognized $0.5 million in stock-based compensation expenses. During the three months ended June 28, 2014, we recognized a reduction in stock-based compensation expense of $0.2 million resulting from an adjustment of the number of shares expected to be awarded under certain performance based awards. During the nine months ended June 27, 2015, and June 28, 2014, we recognized $0.9 million and $0.2 million, respectively, in stock-based compensation expenses.
2010 Stock Plan
As of June 27, 2015, there was $3.9 million of total unrecognized compensation cost related to non-vested awards granted under the 2010 Stock Plan. This cost is expected to be recognized over a period of 3.5 years. No awards were granted under the 2010 Stock Plan during the quarter ended June 27, 2015. During the first nine months of fiscal year 2015, performance units and restricted stock units representing 169,000 and 355,000 shares, respectively, of our common stock were granted.
Option Plan
All options granted under the Option Plan have vested. As such, no expense was recognized during the nine months ended June 27, 2015, or for the nine months ended June 28, 2014. During the three months ended June 27, 2015, vested options representing 336,000 shares of our common stock were exercised, and the shares issued, in accordance with their respective agreements. During the nine months ended June 27, 2015, vested options representing 350,000 shares of our common stock were exercised, and the shares issued, in accordance with their respective agreements.
Award Plan
All awards granted under the Award Plan have vested and been exercised, and no awards remain outstanding.

Note J—Purchase Contracts
We have entered into agreements, and have fixed prices, to purchase yarn, natural gas, finished fabric, and finished apparel products. At June 27, 2015, minimum payments under these contracts were as follows (in thousands):

Yarn	$22,651
Natural gas	81
Finished fabric	2,206
Finished products	20,900
$45,838

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
The branded segment is comprised of our business units focused on specialized apparel to meet consumer preferences and fashion trends, and includes Soffe, Junkfood, and Salt Life. These branded embellished and unembellished products are sold primarily through specialty and boutique shops, upscale and traditional department stores, mid-tier retailers, sporting goods stores, and the U.S. military. Products in this segment are marketed under our lifestyle brands of Salt Life®, Soffe®, Intensity Athletics®, and Junk Food® as well as other labels. Until the sale of The Game collegiate and team dealer business on March 2, 2015, The Game® and American Threads labels were reported in this segment.
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
Robert W. Humphreys, our chief operating decision maker, along with management, evaluate performance and allocate resources based on profit or loss from operations before interest, income taxes and special charges (“segment operating earnings (loss)”). Our segment operating earnings (loss) may not be comparable to similarly titled measures used by other companies. Intercompany transfers between operating segments are transacted at cost and have been eliminated within the segment amounts shown in the following table.
Information about our operations as of and for the three and nine months ended June 27, 2015, and June 28, 2014, by operating segment, is as follows (in thousands):

	Basics	Branded	Consolidated
Three months ended June 27, 2015
Net sales	$79,034	$41,491	$120,525
Segment operating income	5,532	1,365	6,897
Segment assets	169,017	160,010	329,027

Three months ended June 28, 2014
Net sales	$75,818	$47,716	$123,534
Segment operating income (loss)	1,861	(269)	1,592
Segment assets	180,248	178,382	358,630

	Basics	Branded	Consolidated
Nine months ended June 27, 2015
Net sales	$208,102	$120,845	$328,947
Segment operating income	5,130	5,877	11,007

Nine months ended June 28, 2014
Net sales	$204,465	$133,539	$338,004
Segment operating income (loss)	5,358	(3,607)	1,751

The following reconciles the segment operating earnings to the Company's consolidated income (loss) before provision (benefit) from income taxes (in thousands):

	Three Months Ended		Nine Months Ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
Segment operating income	$6,897	$1,592	$11,007	$1,751
Unallocated interest expense	1,528	1,471	4,547	4,384
Consolidated income (loss) before provision (benefit) from income taxes	$5,369	$121	$6,460	$(2,633)

Note L—Income Taxes
Our effective income tax provision for the nine months ended June 27, 2015, was 40.4%, compared to an effective tax benefit of 92.6% for the same period in the prior year and an effective tax benefit of 87.1% for the fiscal year ended September 27, 2014. During the second quarter of fiscal year 2015, we recognized a $5.6 million pre-tax gain, including associated indirect expenses, on the sale of The Game assets. We accounted for this event as a discrete item for tax provision purposes, recording tax expense on the pre-tax gain, including associated indirect expenses, at the full applicable statutory rate. See Note D—Sale of The Game, for further information on this transaction. In addition, during the third quarter of fiscal year 2015, employee stock options were exercised and depleted our excess tax benefit pool, which resulted in $0.3 million in income tax expense recorded in the quarter. Excluding the effect of these discrete items, the effective tax provision on normal operations for the nine months ended June 27, 2015, was 4.2%.
Based on our current projected pre-tax income and the anticipated amount of U.S. taxable income compared to profits in the offshore taxable and tax-free jurisdictions in which we operate, our estimated annual income tax rate for the fiscal year ending October 3, 2015, is expected to be approximately 20%, including the effect of the aforementioned discrete items. However, changes in the mix of U.S. taxable income compared to profits in tax-free jurisdictions can have a significant impact on our overall effective tax rate.
We file income tax returns in the U.S. federal jurisdiction and various state, local and foreign jurisdictions. Tax years 2011 through 2013, according to statute and with few exceptions, remain open to examination by various state, local and foreign jurisdictions. Tax years 2012 through 2013 remain open to examination by the Internal Revenue Service.

Note M—Derivatives and Fair Value Measurements
From time to time, we may use interest rate swaps or other instruments to manage our interest rate exposure and reduce the impact of future interest rate changes. These financial instruments are not used for trading or speculative purposes. Outstanding instruments as of June 27, 2015, are noted below:

	Effective Date	Notational Amount	Fixed LIBOR Rate	Maturity Date
Interest Rate Swap	September 9, 2013	$15 million	1.1700%	September 9, 2016
Interest Rate Swap	September 9, 2013	$15 million	1.6480%	September 11, 2017
Interest Rate Swap	September 19, 2013	$15 million	1.0030%	September 19, 2016
Interest Rate Swap	September 19, 2013	$15 million	1.4490%	September 19, 2017

From time to time, we may purchase cotton option contracts to economically hedge the risk related to market fluctuations in the cost of cotton used in our operations. We do not receive hedge accounting treatment for these derivatives. As such, the associated realized and unrealized gains and losses would be recorded within cost of goods sold on the Condensed Consolidated Statements of Operations and the fair value of the cotton option contracts would be recorded in the prepaid and other current assets line item on our Condensed Consolidated Balance Sheets. We did not own any cotton option contracts as of June 27, 2015, or as of September 27, 2014.
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

The following financial assets (liabilities) are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements Using
Period Ended	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest Rate Swaps
June 27, 2015	$(538)	—	$(538)	—
September 27, 2014	$(437)	—	$(437)	—

Contingent Consideration
June 27, 2015	$(3,100)	—	—	$(3,100)
September 27, 2014	$(3,600)	—	—	$(3,600)
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
At June 27, 2015, we had $3.1 million accrued in contingent consideration related to the Salt Life Acquisition. This is a $0.6 million reduction from the accrual at the end of the second quarter of fiscal year 2015, and a $0.5 million reduction from the accrual at September 27, 2014. The reduction in the fair value of contingent consideration resulted from our current sales levels being lower than we originally anticipated and the reduced remaining time to the measurement period. We still expect sales in calendar year 2019 to approximate the expectations for calendar 2019 sales used in the valuation of contingent consideration at acquisition. Contingent consideration related to the acquisition of Art Gun remains de minimis.
The following table summarizes the fair value and presentation in the Condensed Consolidated Balance Sheets for derivatives related to our interest swap agreements as of June 27, 2015, and September 27, 2014:

	June 27, 2015	September 27, 2014
Deferred tax assets	207	—
Deferred tax liabilities	—	168
Other liabilities	(538)	(437)
Accumulated other comprehensive loss	$(331)	$(269)

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

On August 27, 2012, Junkfood responded to the Commission staff regarding its recommended penalty, setting forth a number of defenses and mitigating factors that could result in a much lower penalty, if any, ultimately imposed by a court should the matter proceed to litigation. While we will continue to defend against these allegations, we believe a risk of loss is probable. Based upon current information, including the terms of previously published Commission settlements and related product recall notices, should the Commission seek enforcement of the recommended civil penalty and ultimately prevail on its claims at trial we believe there is a range of likely outcomes between $25,000 and an amount exceeding $900,000, along with interest and the Commission's costs and fees. During the quarter ended June 30, 2012, we recorded a liability for what we believe to be the most likely outcome within this range, and this liability remains recorded as of June 27, 2015.
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
On or about August 22, 2014, we were served with an additional complaint in the Superior Court of the State of California, County of Los Angeles, by a former employee of Junkfood and two former employees of Soffe at our Santa Fe Springs, California distribution facility alleging violations of California wage and hour laws and unfair business practices the same or substantially similar to those alleged in the Complaint and seeking the same or substantially similar relief as sought in the Complaint. This complaint is brought as a class action and seeks to include all current and certain former employees of Junkfood, Soffe and a Soffe independent contractor within California who are or were non-exempt under applicable wage and hour laws. The discovery process in this matter is ongoing and the issue of class certification remains pending.
While we will continue to vigorously defend these actions and believe we have a number of meritorious defenses to the claims alleged, we believe a risk of loss is probable. Based upon current information, we believe there is a range of likely outcomes between approximately $15,000 and $775,000. During the transition period ended September 28, 2013, we recorded a liability for the most likely outcome within this range, and this liability remained recorded as of June 27, 2015. However, depending upon the scope and size of any certified class and whether any of the claims alleged ultimately prevail at trial, we could be required to pay amounts exceeding $775,000.
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
During the June quarter of fiscal years 2015 and 2014, we purchased 30,700 shares and 66,556 shares, respectively, of our common stock for a total cost of $0.4 million and $1.0 million, respectively. Through June 27, 2015, we have purchased 2,152,946 shares of our common stock for an aggregate of $25.7 million since the inception of our Stock Repurchase Program. All purchases were made at the discretion of management and pursuant to the safe harbor provisions of SEC Rule 10b-18. As of June 27, 2015, $4.3 million remained available for future purchases under our Stock Repurchase Program, which does not have an expiration date.
The following table summarizes the purchases of our common stock for the quarter ended June 27, 2015:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Dollar Value of Shares that May Yet Be Purchased Under the Plans
March 29, 2015 to May 2, 2015	—	$—	—	$4.7	million
May 3, 2015 to May 30, 2015	—	$—	—	$4.7	million
May 31, 2015 to June 27, 2015	30,700	$14.35	30,700	$4.3	million
Total	30,700	$14.35	30,700	$4.3	million

Note P—License Agreements
We have entered into license agreements that provide for royalty payments on net sales of licensed products as set forth in the agreements. These license agreements are within our branded segment. We have incurred royalty expense (included in SG&A expenses) of approximately $2.2 million and $2.7 million in the June quarter of fiscal years 2015 and 2014, respectively. We incurred royalty expense of $6.6 million and $7.1 million for the nine months ended June 27, 2015, and June 28, 2014, respectively. The decline in royalty expense for the three and nine months ended June 27, 2015 compared to prior year is due to the sale of The Game branded collegiate headwear and apparel business to David Peyser Sportswear, in the March quarter. See Note D—Sale of The Game, for further information on this transaction.
At June 27, 2015, based on minimum sales requirements, future minimum royalty payments required under these license agreements were as follows (in thousands):

Fiscal Year	Amount
2015	$340
2016	2,644
2017	93
2018	—
$3,077

Note Q—Goodwill and Intangible Assets
Components of intangible assets consist of the following (in thousands):

	June 27, 2015			September 27, 2014
	Cost	Accumulated Amortization	Net Value	Cost	Accumulated Amortization	Net Value	Economic Life

Goodwill	$36,729	$—	$36,729	$36,729	$—	$36,729	N/A

Intangibles:
Tradename/trademarks	$17,530	$(1,741)	$15,789	$17,530	$(1,281)	$16,249	20 – 30 yrs
Customer relationships	7,220	(3,567)	3,653	7,220	(3,298)	3,922	20 yrs
Technology	1,220	(674)	546	1,220	(582)	638	10 yrs
License agreements	2,100	(191)	1,909	2,100	(113)	1,987	15 – 30 yrs
Non-compete agreements	1,287	(681)	606	1,287	(583)	704	4 – 8.5 yrs
Total intangibles	$29,357	$(6,854)	$22,503	$29,357	$(5,857)	$23,500

Amortization expense for intangible assets was $0.3 million for the three months ended June 27, 2015, and $0.4 million for the three months ended June 28, 2014. Amortization expense for intangible assets was $1.0 million for the nine months ended June 27, 2015, and $1.1 million for the nine months ended June 28, 2014. Amortization expense is estimated to be approximately $1.4 million for fiscal year 2015 and $1.3 million for each of fiscal years 2016, 2017, 2018 and 2019.

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

Business Outlook
Delta Apparel had a good June quarter, making progress in a number of areas of our business. During the quarter, we not only turned the corner in terms of sales and net income growth, but we showed vast improvement in other areas such as gross margin expansion and general and administrative cost reductions, resulting in significant improvement in our operating margins. The strategic initiatives we began implementing a year ago have proved successful in regards to cost savings, efficiency gains, profit growth, and better service to our customers, and we believe the best is yet to come.
We continue to invest in areas of our business where we expect to yield high returns. The expansion in our Honduran textile facility, Ceiba Textiles, is underway. All of the equipment is on order and should be received before the end of the calendar year. We expect the equipment to be running in the first calendar quarter of 2016, and we should start seeing the benefits shortly thereafter. By extending our production capabilities into open-width fabrics we will reduce our reliance on purchased fabric, which should allow us to better serve our customers and expand our product offerings. In addition, we will be further leveraging our fixed costs of internal production. Overall, we expect to achieve an annual savings of approximately $2 million from this investment.
Ecommerce is another area where we believe we can make investments which should yield high returns. Our ecommerce business continues to perform well. In the June quarter, we grew sales on our internal websites by 56%, with each of our direct-to-consumer sites seeing growth in excess of 20%. We continue to enrich our ecommerce presence, and recently added several new functions to further enhance the customer experience.
We are also making investments in ecommerce in our Art Gun business. Art Gun's facility boasts cutting-edge equipment and industry-leading proprietary software specifically geared to facilitate ecommerce business. Art Gun's digital printing capability complements Delta Activewear by providing greater opportunities for value-added services for our customers.
Sales in our Activewear business increased 3.6% over the prior year quarter. This was driven by a 12.7% increase in sale of our private label products. We continue to grow our catalog full package programs where we are providing our customers with value-added services, including decoration and retail packaging, on catalog garments. We have also had success in new product categories, including fleece and our Delta Dri performance products. In the June quarter, we saw double digit growth in each of these product categories compared to the prior year quarter. Activewear also achieved solid margin expansion, both sequentially and year-over-year, due to a stronger product mix that included more private label sales, greater efficiencies in manufacturing and operations, and the benefit of balanced selling prices with lower cotton costs.
During the quarter, we began moving Salt Life's distribution center from Phenix City, Alabama to Fayetteville, North Carolina. This allows us to leverage real estate we own instead of leasing distribution space. The distribution center will be specifically set up to distribute Salt Life products efficiently to better serve our customers. In addition, by having the distribution center where we are printing the Salt Life graphic tees, we should be able to significantly improve our cycle times and lower costs by avoiding freight expenses between facilities and duplicate handling of the product.
The move of the distribution center did cause disruption in shipping Salt Life products which resulted in a single-digit growth rate that is uncharacteristic for Salt Life. This is a temporary situation and we are not seeing any decline in the strong demand for Salt Life products; in fact, had the order backlog been shipped in June, Salt Life's growth rate in the third quarter would have been nearly 30%. Salt Life's margins remain strong, having expanded by about 300 basis points compared to the prior year quarter. Salt Life has received an overwhelmingly strong response to its new spring line. Our major regional and national retailers are adding new doors and expanding product categories. We feel confident that Salt Life will return to its traditional strong double-digit growth.
Junkfood, long known for its creativity and ingenuity, continues to build its direct-to-consumer business through its flagship store on Abbott Kinney Boulevard in Venice Beach. Junkfood also continued its strong growth in direct-to-consumer sales on its branded website. The website grew 22% in the June quarter compared to the prior year quarter and is up 61% year-to-date compared to last year. Junkfood's retail sales grew over 100% from the prior year June and increased sales over 30% from the March quarter.
We see the third quarter as a turning point for Soffe. Soffe sales were nearly flat compared to the prior year quarter and the business broke even for the first time in several quarters. The core Soffe short in various colors and patterns is trending well with consumers, and a number of major retailers are expanding doors with the short. We look forward to Soffe's new fall line on the retail floor for back-to-school and expect it to resonate well with customers. Soffe has a large consumer fan group and its direct-to-consumer sales continue to increase, with growth of 24% during the June quarter and 32% year-to-date, compared with the prior year.
We are excited about the positive trends we are seeing in each of our business units. We have completed a lot of work over the past year to improve Delta Apparel, and we are now seeing the results of our efforts. Sales have increased and margins have expanded, and the bottom line has improved as we expected it would. We believe we have built a foundation that should provide steady growth and improved profitability for Delta Apparel.

Results of Operations
Net sales for the 2015 June quarter were $120.5 million compared to the prior year quarter net sales of $123.5 million. While sales, after adjusting for the $5 million revenue reduction due to the second quarter sale of The Game branded business, grew a modest 1.7%, based on current retail conditions, we are satisfied with this improving trend for our company. For the first nine months of fiscal year 2015, sales decreased by 2.7% to $328.9 million, compared to $338.0 million for the first nine months of fiscal year 2014. Of this decline, $6.4 million is attributed to the sale of The Game branded business. Our direct-to-consumer and ecommerce sales represented 4.5% of total revenues for the fiscal year 2015 June quarter, a 140 basis point increase from the same period last year. For the nine-month period ended June 27, 2015, direct-to-consumer and ecommerce sales were 4.2% of total sales, a 150 basis point increase over the same period last year. Overall ecommerce growth for the third quarter was 56% compared to the prior year period, with sales on each of our direct-to-consumer sites up by double digits.
Gross margins continued to strengthen both on a sequential basis from the March quarter and year-over-year, expanding 260 basis points from the second quarter to 21.1% in the June quarter and with 270 basis point improvement year-over-year. Gross margins improved due to stable pricing, improved product mix, and a stronger customer mix.
SG&A expenses were $19.6 million, or 16.3% of sales, for the quarter ended June 27, 2015, compared to $21.1 million, or 17.1% of sales, in the prior year period. For the first nine months of fiscal year 2015, SG&A expenses were 18.2% of sales versus 18.4% in the same period of fiscal year 2014. This improvement stems from the ongoing cost saving measures we initiated last year which resulted in lower fixed compensation costs on reduced headcount, along with commission structure changes that were implemented this fiscal year, partially offset by increased advertising expenditures on our Salt Life and Soffe brands. In addition, fiscal year 2015 SG&A costs includes $1.4 million of indirect incentive-based expenses recorded in the second fiscal quarter associated with the sale of The Game business. See Note D—Sale of The Game, for further information on this transaction.
Our gain on sale of business was $7.7 million for the first nine months of fiscal year 2015. The gain on sale of business in fiscal year 2015 includes the $14.9 million proceeds from the sale of The Game business less the assets sold and the direct liabilities resulting from, and selling costs associated with, that transaction. See Note D—Sale of The Game, for more information on this transaction.
Net interest expense for the third quarter of fiscal years 2015 and 2014 was $1.5 million. For the first nine months of fiscal year 2015, interest expense totaled $4.5 million, compared to $4.4 million in the prior year.
Other income for the three months ended June 27, 2015, was $0.4 million compared to $8 thousand of expense in fiscal year 2014. The increase is due to an increase in income from our Honduran joint venture investment as well as sublease income. For the first nine months of fiscal years 2015 and 2014, other income was $0.6 million and $0.1 million, respectively.
Our effective income tax provision for the nine months ended June 27, 2015, was 40.4%, compared to an effective tax benefit of 92.6% for the same period last year. During the second quarter of fiscal year 2015, we recognized a $5.6 million pre-tax gain, including associated indirect expenses, on the sale of The Game assets. We accounted for this event as a discrete item for tax provision purposes, recording tax expense on the pre-tax gain, including associated indirect expenses, at the full applicable statutory rate. See Note D—Sale of The Game, for further information on this transaction. In addition, during the third quarter of fiscal year 2015, employee stock options were exercised and depleted our excess tax benefit pool, which resulted in $0.3 million in income tax expense recorded in the quarter. Excluding the effect of these discrete items, the effective tax provision on normal operations for the nine months ended June 27, 2015, was 4.2%. We benefit from having income in foreign jurisdictions that are either exempt from income taxes or have tax rates lower than the United States.
Our earnings for the quarter were $4.4 million, or $0.55 per diluted share. This compares with earnings of $2.2 million, or $0.27 per diluted share, in the prior year quarter. Earnings for the first nine months of fiscal year 2015 were $3.9 million, or $0.48 per diluted share, compared to a net loss of $0.2 million, or $0.02 per diluted share, in the prior year nine-month period.
At June 27, 2015, accounts receivable were $66.5 million compared to $70.1 million in the prior year quarter. Days sales outstanding ("DSO") increased to 55 days as of June 27, 2015, compared to 52 days in the prior year June, but declined from 56 days at March 28, 2015. The higher DSOs compared to the prior year have been attributable to a few large customers whose payments have been delayed. We do not believe the higher DSO represents a larger than normal credit risk.
Inventory levels decreased $12.8 million from September 27, 2014, to $149.4 million at June 27, 2015. The decrease from September 27, 2014, is due to the $6.0 million in inventory sold in conjunction with the sale of The Game along with lower-cost inventories due to improved cotton, energy, and manufacturing costs.
Capital expenditures were $1.8 million during the third quarter of fiscal year 2015, and $4.2 million for the first nine months of fiscal year 2015. Our capital expenditures primarily related to machinery, equipment and information technology enhancements. Depreciation and amortization, including non-cash compensation, was $2.9 million for the third quarter of fiscal year 2015, and $8.2 million for the first nine months of fiscal year 2015.

Total debt at June 27, 2015, was $112.2 million, compared with $139.2 million a year ago. Our lower debt levels are the result of improved operating cash flows, including lower inventory levels, and reduced capital spending.
Branded Segment
Sales grew in all of our branded businesses during the quarter with the exception of Soffe, with net sales $0.6 million below the prior year quarter. This, along with the removal of approximately $5 million in revenue due to the sale of The Game business this past March, resulted in net sales for the branded segment of $41.5 million compared with $47.7 million for the 2014 third quarter. Junkfood sales were up slightly compared with the prior year quarter and continued their double-digit sales growth at specialty retailers, which offset some weakness in other channels. Although Salt Life had record sales growth in April, our ability to ship product slowed in May as we began the process of moving our distribution center from leased space in Phenix City, Alabama to owned real estate in Fayetteville, North Carolina. Due to temporary disruptions from this move, Salt Life had single digit sales growth during the June quarter that is uncharacteristic for Salt Life. Soffe sales were generally flat with the prior year, and we believe its sales have stabilized. For the first nine months of fiscal year 2015, net sales in our branded segment were $120.8 million compared with $133.5 million in the prior year period. The sale of The Game collegiate business in March, 2015, contributed $6.4 million to the decline.
Gross margins in our branded segment for the June quarter increased 240 basis points from the prior year June quarter driven by gross margin expansion in Junkfood and Salt Life, and stable gross margins in Soffe. Gross margins in the first nine months of fiscal year 2015 increased 230 basis points over the prior year period. The gross margin expansion was seen across all business units with the exception of Soffe, which had a slight decline of 30 basis points.
Despite the sales declines from the prior year, branded segment operating income increased $1.6 million over the prior year quarter. This increase was primarily due to improved gross margins. For the first nine months, operating income increased by $9.5 million over fiscal year 2014. This increase was primarily due to the sale of The Game business generating a $5.6 million pre-tax gain, including associated indirect expenses. Additionally, gross margins have expanded and general and administrative expenses have declined, driving improved results.
Basics Segment
Net sales in our basics segment were $79.0 million in the third quarter, a 4.2% increase from $75.8 million in the prior year period. Solid performances in both Activewear and Art Gun were the drivers of this improvement. Art Gun, our smallest and fastest-growing business unit, achieved a 26.2% sales increase over the prior year quarter. Delta Activewear sales were up 3.6% to $76.2 million, driven by 12.7% growth in its private label business. Delta Apparel's catalog business maintained stable pricing throughout the quarter and improved its product mix with a greater variety of fashion basics and more programs with value-added services. For the first nine months of fiscal year 2015, net sales in our basics segment were $208.1 million compared to $204.5 million in the prior year period.
The basics segment experienced solid gross margin expansion during the 2015 third fiscal quarter, with a 430 basis point increase compared to the same period last year. This was due to stronger product mix, greater efficiencies in manufacturing and the benefit of balanced selling prices with lower-priced cotton.
Basics segment operating income increased $3.7 million from the prior year quarter due to increased sales and gross margins. Operating income for the first nine months declined $0.2 million over the prior year's first nine months

Liquidity and Capital Resources
Our current primary cash needs are for working capital, capital expenditures, and debt service, as well as to fund share repurchases under our Stock Repurchase Program.
Operating Cash Flows
Operating activities provided $7.0 million in cash for the first nine months of fiscal year 2015 compared to $3.0 million for the first nine months of 2014. The increase in operating cash flow in the first nine months of fiscal year 2015 compared to the prior year period was primarily due to increased earnings in the business along with a reduction in inventory, partially offset by increased payments to our suppliers.
Investing Cash Flows
Capital expenditures during the first nine months of fiscal year 2015 were $4.2 million compared to $7.7 million for the same period last year. Capital expenditures in both periods primarily related to the expansion of our textile operations, along with investments in our information technology systems. We anticipate our fiscal year 2015 capital expenditures to be approximately $9 million, which will include approximately $3 million for the expansion of textiles to include new products that should decrease purchased fabric and reduce costs by leveraging internal operations. During the first nine months of fiscal year 2015, investing cash flows also includes the $14.9 million proceeds received from the sale of The Game assets. See Note D—Sale of The Game, for further information on this transaction.
Financing Activities

During the first nine months of fiscal year 2015, cash used by financing activities was $18.4 million compared to $4.3 million in cash provided by financing activities in the same period last year. The cash used in our financing activities during fiscal 2015 was primarily to lower our debt levels. In addition, during the June quarter, we repurchased 30,700 shares of Delta Apparel common stock at an average cost of $14.35 per share for a total cost of $0.4 million.
Based on our current expectations, we believe that the cash flow generated by our operations and funds available under our credit facility should be sufficient to service our debt payment requirements, satisfy our day-to-day working capital needs, and fund our planned capital expenditures and repurchase our shares. Any material deterioration in our results of operations, however, may result in the loss of the ability to borrow under our revolving credit facility and to issue letters of credit to suppliers, or may cause the borrowing availability under our facility to be insufficient for our needs. Availability under our credit facility is primarily a function of the levels of our accounts receivable and inventory, as well as the uses of cash in our operations. A significant deterioration in our accounts receivable or inventory levels could restrict our ability to borrow additional funds or service our indebtedness. Moreover, our credit facility includes a financial covenant that if the availability under our credit facility falls below the amounts specified in our credit agreement, our FCCR for the preceding 12-month period must not be less than 1.1 to 1.0. Although our availability at June 27, 2015, was above the minimum thresholds specified in our credit agreement, a significant deterioration in our business could cause our availability to fall below such thresholds, thereby requiring us to maintain the minimum FCCR specified in our credit agreement. As of June 27, 2015, our FCCR was above the minimum threshold specified in our credit agreement.
Purchases By Delta Apparel Of Its Own Shares
During the nine months ended June 27, 2015, we purchased 30,700 shares of our common stock for an aggregate amount of $0.4 million (see Note O-Repurchase of Common Stock). As of June 27, 2015, there was $4.3 million of our share repurchase authorization remaining. We evaluate current leverage, working capital requirements, our free cash flow outlook, stock valuation and future business opportunities to determine when we believe the repurchase of our stock is a sound investment opportunity that we can pursue without sacrificing future growth plans.

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
Yarn with respect to which we have fixed cotton prices at June 27, 2015, was valued at $22.7 million, and is scheduled for delivery between July 2015 and December 2015. At June 27, 2015, a 10% decline in the market price of the cotton covered by our fixed price yarn would have had a negative impact of approximately $1.6 million on the value of the yarn. This compares to what would have been a negative impact of $1.1 million at our 2014 fiscal year-end based on the yarn with fixed cotton prices at September 27, 2014. The impact of a 10% decline in the market price of the cotton covered by our fixed price yarn would have been greater at June 27, 2015, than at September 27, 2014, due to increased commitments at June 27, 2015, compared to September 27, 2014, offset partially by lower cotton prices.
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
Interest Rate Sensitivity
Our U.S. revolving credit facility provides that the outstanding amounts owed shall bear interest at variable rates. If the amount of outstanding floating rate indebtedness at June 27, 2015, under our U.S. revolving credit facility had been outstanding during the entire three months ended June 27, 2015, and the interest rate on this outstanding indebtedness was increased by 100 basis points, our expense would have increased by approximately $69 thousand, or 4.5% of actual interest expense, during the quarter. This compares to an increase of $362 thousand, or 6.3%, for the 2014 fiscal year based on the outstanding floating rate indebtedness at September 27, 2014, or an average of $91 thousand per quarter. The dollar amount, as well as the percentage, of the increase in interest expense is lower as of June 27, 2015, primarily due to the lower floating rate debt level as of June 27, 2015, compared to September 27, 2014. The actual increase in interest expense resulting from a change in interest rates would depend on the magnitude of the increase in rates and the average principal balance of floating rate indebtedness.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 27, 2015, and, based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures were effective at the evaluation date.
Changes in Internal Control Over Financial Reporting

There was no change during the third quarter of fiscal year 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

DELTA APPAREL, INC. (Registrant)
Date	August 5, 2015	By:	/s/ Deborah H. Merrill
Deborah H. Merrill Vice President, Chief Financial Officer and Treasurer