Form 10-K
period 2015-10-03
DELTA APPAREL, INC
filed 2015-12-15
CIK 1101396

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Fiscal Year Ended October 3, 2015
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
As of March 28, 2015, the aggregate market share of the registrant’s voting stock held by non-affiliates of the registrant (based on the last sale price for such shares as quoted by the NYSE MKT was approximately $89.4 million.
The number of outstanding shares of the registrant’s Common Stock as of November 20, 2015 was 7,747,579.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information required in Part III of this Form 10-K shall be incorporated from the registrant’s definitive Proxy Statement to be filed pursuant to Regulation 14A for the registrant’s 2015 Annual Meeting of Shareholders currently scheduled to be held on February 11, 2016.

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
The forward-looking statements in this Annual Report are based on our expectations and are necessarily dependent upon assumptions, estimates and data that we believe are reasonable and accurate but may be incorrect, incomplete or imprecise. Forward-looking statements are also subject to a number of business risks and uncertainties, any of which could cause actual results to differ materially from those set forth in or implied by the forward-looking statements. The risks and uncertainties include, among others:

•	the volatility and uncertainty of cotton and other raw material prices;

•	the general U.S. and international economic conditions;

•	the competitive conditions in the apparel industry;

•	restrictions on our ability to borrow capital or service our indebtedness;

•	the inability to successfully implement strategic initiatives;

•	deterioration in the financial condition of our customers and suppliers and changes in the operations and strategies of our customers and suppliers;

•	our ability to predict or react to changing consumer preferences or trends;

•	pricing pressures and the implementation of cost reduction strategies;

•	changes in economic, political or social stability at our offshore locations;

•	our ability to attract and retain key management;

•	the effect of unseasonable weather conditions on purchases of our products;

•	significant changes in our effective tax rate;

•	interest rate fluctuations increasing our obligations under our variable rate indebtedness;

•	the ability to raise additional capital;

•	the ability to grow, achieve synergies and realize the expected profitability of acquisitions;

•	the volatility and uncertainty of energy and fuel prices;

•	material disruptions in our information systems related to our business operations;

•	data security or privacy breaches;

•	significant interruptions within our manufacturing or distribution operations;

•	changes in or our ability to comply with safety, health and environmental regulations;

•	significant litigation in either domestic or international jurisdictions:

•	the ability to protect our trademarks and other intellectual property;

•	the ability to obtain and renew our significant license agreements;

•	the impairment of acquired intangible assets;

•	changes in ecommerce laws and regulations;

•	changes in international trade regulations;

•	changes in employment laws or regulations or our relationship with employees;

•	cost increases and reduction in future profitability due to recent healthcare legislation;

•	foreign currency exchange rate fluctuations;

•	violations of manufacturing standards or labor laws or unethical business practices by our suppliers and independent contractors;

•	the illiquidity of our shares;

•	price volatility in our shares and the general volatility of the stock market; and

•	the costs required to comply with the regulatory landscape regarding public company governance and disclosure.
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
“Delta Apparel”, the “Company”, “we”, “us” and “our” are used interchangeably to refer to Delta Apparel, Inc. together with our domestic wholly-owned subsidiaries, including M.J. Soffe, LLC (“Soffe”), Junkfood Clothing Company (“Junkfood”), Salt Life, LLC (f/k/a To The Game, LLC) (“Salt Life”), Art Gun, LLC (“Art Gun”), and other international subsidiaries, as appropriate to the context.
We were incorporated in Georgia in 1999 and our headquarters is located at 322 South Main Street, Greenville, South Carolina 29601 (telephone number: 864-232-5200). Our common stock trades on the NYSE MKT under the symbol “DLA”.
We operate on a 52-53 week fiscal year ending on the Saturday closest to September 30. The 2015 fiscal year was a 53-week year that ended on October 3, 2015. The 2014 and 2013 fiscal years were 52-week years that ended on September 27, 2014, and June 29, 2013, respectively. The transition period resulting from the change in our fiscal year end was a 13-week quarter that ended on September 28, 2013, to coincide with the change in our fiscal year end. On August 26, 2013, our Board of Directors determined that the Company's fiscal year would begin on the Sunday closest to September 30th of each year and end on the Saturday closest to September 30th of each year.
OVERVIEW
Delta Apparel, Inc. is an international apparel design, marketing, manufacturing and sourcing company that features a diverse portfolio of lifestyle basics and branded activewear apparel and headwear. We specialize in selling casual and athletic products through a variety of distribution channels and distribution tiers, including specialty stores, boutiques, department stores, mid and mass channels, e-retailers, and the U.S. military. Our products are also made available direct-to-consumer on our websites at www.saltlife.com, www.soffe.com, www.junkfoodclothing.com, and www.deltaapparel.com. We believe this diversified distribution allows us to capitalize on our strengths to provide casual activewear to consumers purchasing from most types of retailers.
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
ACQUISITIONS
We became a diversified branded apparel company through acquisitions that added well-recognized brands and licensed properties to our portfolio, expanded our product offerings and broadened our distribution channels and customer base.

On August 27, 2013, we purchased substantially all of the assets of Salt Life Holdings, LLC, including all of its domestic and international trademark rights in the Salt Life brand. The Salt Life acquisition continues our strategy of building lifestyle brands that take advantage of our creative capabilities, vertical manufacturing platform and international sourcing competencies. Prior to the Salt Life acquisition, we sold Salt Life-branded products under exclusive license agreements which began in January 2011.
BUSINESS SEGMENTS
We operate our business in two distinct segments: branded and basics. Although the two segments are similar in their production processes and regulatory environments, they are distinct in their economic characteristics, products, marketing and distribution methods.
The branded segment is comprised of our business units which are focused on specialized apparel garments and headwear to meet consumer preferences and fashion trends, and includes our Salt Life, Junkfood, and Soffe business units as well as The Game business unit prior to its disposition on March 2, 2015. These branded embellished and unembellished products are sold through specialty and boutique shops, upscale and traditional department stores, mid-tier retailers, sporting goods stores, e-retailers and the U.S. military. Products in this segment are marketed under our lifestyle brands of Salt Life®, Junk Food®, and Soffe®, as well as other labels.
The basics segment is comprised of our business units primarily focused on garment styles characterized by low fashion risk, and includes our Delta Activewear (which includes Delta Catalog and FunTees) and Art Gun business units. We market, distribute and manufacture for sale unembellished knit apparel under the main brands of Delta Pro Weight® and Delta Magnum Weight® for sale to a diversified audience ranging from large licensed screen printers to small independent businesses. We also manufacture private label products for major branded sportswear companies, retailers, corporate industry programs, e-retailers, and sports licensed apparel marketers. Art Gun produces custom private label garments through digital printing. Typically the private label products are sold with value-added services such as hangtags, ticketing, hangers, and embellishment so that they are fully ready for retail.
See Note 14 of the Notes to Consolidated Financial Statements for financial information regarding segment reporting, which information is incorporated herein by reference.

PRODUCTS
We specialize in the design, merchandising, sales, and marketing of a variety of casual and athletic products for men, women, juniors, youth and children at a wide range of price points through most distribution channels.
We market fashion apparel garments and headwear under our primary brands of Salt Life®, Junk Food®, and Soffe®, as well as other labels. We market our basic apparel garments under our Delta brand.
Salt Life is an authentic, aspirational and lifestyle brand that embraces those who love the ocean and everything associated with it.  From fishing, diving and surfing, to beach fun and sun-soaked relaxation, the Salt Life brand says "I live the Salt Life".  Products consist of tee shirts, board shorts, technical fishing apparel, rash guards and performance clothing featuring our own trademarked UVAPOR fabrics. Salt Life's distribution includes surf shops, specialty stores, department stores and sporting goods retailers.
Junk Food emerged in 1998 as the original vintage t-shirt brand.  Known for its soft, comfortable fabrics and witty art, the Junk Food brand is a celebrity favorite carried in the top stores throughout the world, including branded collaborations with Bloomingdales, Nordstrom, Gap Inc. and other notable retailers.  Also a licensing powerhouse, Junkfood has distribution rights to numerous pop-culture properties across multiple categories, including rock & roll, fictional characters, movies, sports, and foods and beverages. The Junk Food brand continues to expand beyond its iconic tee shirt collections with new apparel categories, accessories, and headwear. In fiscal year 2014, Junkfood opened its first flagship retail store on Abbot Kinney in Venice, California. Junkfood's diversified business model includes both private and branded labels, with a portfolio that includes Junk Food®, Junk Food Art House, Wknd, Stray Heart®, K-38, The Neighborhood Thieves®, Love + Art®, and True Vintage®.
Soffe is currently positioned in the marketplace as an All-American lifestyle activewear brand that designs, produces, and markets products for men, women, juniors, and children. The women's offerings are grounded in the brand's heritage in the cheerleading market and include a newly introduced performance segment that utilizes technical fabrics as well as crossover fun-fashion influences.  As a supplier to the military since 1946, the Soffe men's offerings are rooted in our military heritage.  Core items include both contract-driven issued garments as well as branded basics that have become enlisted-soldier must-haves. Soffe also offers Intensity by Soffe, a uniform collection that outfits competitive athletes on-the-field. By incorporating trend-leading fits and an overall fashion-on-the-field sensibility, Intensity by Soffe creates performance uniforms, practice gear, and accessories. Soffe has a diverse distribution network that includes all military branches, big-box sporting goods retailers, mid-tier department stores, and an independent network of sales representatives that service independent sporting goods retailers, team dealers, screen printers, and schools.
Delta offers a wide assortment of basic, high-quality apparel garments for the entire family under its primary brand names Delta Pro Weight® and Delta Magnum Weight®. Delta products are offered in a broad range of colors available in six-month infant to adult sizes up to 5X. The Pro Weight® line represents a diverse selection of mid-weight, 100% cotton silhouettes in a large color palette. The Magnum Weight® line is designed to give our customers a variety of silhouettes in a heavier-weight, 100% cotton fabric. In 2015, we launched a fleece program, which includes a fashionable, light-weight French terry line and a comfortable heavy-weight fleece. These unisex products help Delta meet the seasonal demands of our diversified customer base. New for 2016, we are adding trendy snow heathers to the fleece line, along with other fashion basics.
FunTees designs, markets and manufactures private label custom knit t-shirts primarily to major branded sportswear companies. The majority of this merchandise is embellished and sold to our customers with a wide variety of packaging services so that products are shipped store-ready.
Art Gun is a leader in direct-to-garment printing, with one of the most highly automated factory processes for delivering on-demand, direct-to-garment, digitally printed garments of all types. Art Gun prints single, custom items and ship products to consumers in over 40 countries worldwide.
A key to the success of our businesses is our ability to anticipate and quickly respond to changing consumer preferences. Our art team reviews trend reports, concepts and color trends to keep our products and designs in style. This information is used by our in-house designers and merchandisers, along with our sales and marketing personnel, who review market trends, sales results and the popularity of our latest products to design new merchandise to meet the expected future demands of our consumers.
TRADEMARKS AND LICENSE AGREEMENTS
We own several well-recognized trademarks that are important to our business. Salt Life® is an authentic, aspirational brand that embraces those who love the ocean and everything associated with living the "Salt Life". Soffe® has stood for quality and value in the athletic and activewear market for more than sixty years and Junk Food® has been known as a leading vintage t-shirt brand since 1998. Our other registered trademarks include Kudzu®, Pro Weight®, Magnum Weight®, the Delta Design, The Cotton Exchange®, Quail Hollow®, and Intensity Athletics®. Our trademarks are valuable assets that differentiate the marketing of our products. We vigorously protect our trademarks and other intellectual property rights against infringement.
We have distribution rights to other trademarks through license agreements. The Soffe business unit is an official licensee for major colleges and universities. Junkfood has rights to distribute trademarked apparel across athletics (including the NFL and NBA), music, entertainment, foods and beverages, and numerous other pop-culture categories. We also have license agreements for motorsports properties (including NASCAR), golf and various resort properties. Our license agreements are typically non-exclusive in nature and have terms that range from one to three years. Historically we have been able to renew our license agreements; however, the loss of certain license agreements could have a material adverse effect on our results of operations. Although we are not dependent on any single license, our license agreements collectively are of significant value to our branded segment.
SALES & MARKETING
Our sales and marketing function consists of both employed and independent sales representatives and agencies located throughout the country. In our branded segment, sales teams service specialty and boutique, upscale and traditional department store, sporting goods and outdoor retailer, and military customer bases. We also have an international presence with our Junk Food® products in Canada, Europe, Asia, and Dubai. Our brands leverage both in-house and outsourced marketing communications professionals to amplify their lifestyle statements. In our basics segment, we sell our knit apparel products primarily direct to large and small screen printers and into the promotional products markets. Our private label products are sold primarily to major branded sportswear companies.
During fiscal year 2015, we shipped our products to approximately 13,000 customers, many of whom have numerous retail "doors". No single customer accounted for more than 10% of sales in fiscal years 2015 and 2014, the transition period ended September 28, 2013, or fiscal year 2013, and our strategy is to not become dependent on any single customer. Revenues attributable to sales of our products in foreign countries, as a percentage of our consolidated net sales, represented approximately 2% in fiscal years 2015 and 2014, 4% in the transition period ended September 28, 2013, and 2% in fiscal year 2013.
The majority of our apparel products are produced based on forecasts to permit quick shipments to our customers. Private label programs are generally made only to order or based on customer forecasts, and our headwear products are primarily sourced based on customer orders. We aggressively explore new ways to leverage our strengths and efficiencies to meet the quick-turn needs of our customers.
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
We believe that competition within our branded segment is based primarily upon brand recognition, design, and consumer preference. We focus on sustaining the strong reputation of our brands by adapting our product offerings to changes in fashion trends and consumer preferences. We aim to keep our merchandise offerings fresh with unique artwork and new designs, and support the integrated lifestyle statement of our products through effective consumer marketing. We believe that our favorable competitive position stems from strong consumer recognition and brand loyalty, the high quality of our products, and our flexibility and process control, which drive product consistency. We believe that our ability to remain competitive in the areas of quality, price, design, marketing, product development, manufacturing, technology and distribution will, in large part, determine our future success.
Competition in our basics business is generally based upon price, service, delivery time and quality, with the relative importance of each factor depending upon the needs of the particular customers and the specific product offering. This business is highly price competitive and competitor actions can greatly influence pricing and demand for our products. While price is still important in the private label market, quality and service are generally more important factors for customer choice. Our ability to consistently service the needs of our private label customers greatly impacts future business with these customers.
SEASONALITY
Although our various product lines are sold on a year-round basis, the demand for specific products or styles reflects some seasonality, with sales in our June fiscal quarter typically being the highest and sales in our December fiscal quarter typically being the lowest. As we continue to expand our product offerings, the seasonality in our business has become less pronounced. The percentage of net sales by quarter for the year ended October 3, 2015, was 21%, 25%, 27% and 27% for the first, second, third, and fourth fiscal quarters, respectively. Consumer demand for apparel is cyclical and dependent upon the overall level of demand for soft goods, which may or may not coincide with the overall level of discretionary consumer spending. These levels of demand change as regional, domestic and international economic conditions change. Therefore, the distribution of sales by quarter in fiscal year 2015 may not be indicative of the distribution in future years.
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

The manufacturing process continues at one of our seven apparel manufacturing facilities where the products are ultimately sewn into finished garments. We either own these facilities or lease and operate them. These facilities are located domestically (two in North Carolina) and internationally (two in Honduras, one in El Salvador and two in Mexico). Our garments may also be embellished and prepared for retail sale (with any combination of services, including ticketing, hang tags, and hangers). These facilities are located domestically (one in Florida and one in North Carolina) and internationally (one in El Salvador and one in Mexico). In fiscal years 2015 and 2014, the transition period ended September 28, 2013, and fiscal year 2013, approximately 84%, 81%, 85% and 81%, respectively, of our manufactured products were sewn in company-operated locations. The remaining products were sewn by outside contractors located primarily in the Caribbean Basin.
At our 2015 and 2014 fiscal year-ends, the transition period ended September 28, 2013, and the 2013 fiscal year-end, our long-lived assets in Honduras, El Salvador and Mexico collectively comprised approximately 44%, 44%, 44%, and 42%, respectively, of our total net property, plant and equipment, with our long-lived assets in Honduras comprising 33%, 35%, 33%, and 31% , respectively. See Item 1A. Risk Factors for a description of risks associated with our operations located outside of the United States.
To supplement our internal manufacturing platform, we purchase fabric, undecorated products and full-package products from independent sources throughout the world. In fiscal years 2015 and 2014, the transition period ended September 28, 2013, and fiscal year 2013, we sourced approximately 16%, 19%, 15% and 19%, respectively, of our products from third parties.
RAW MATERIALS
We have a supply agreement with Parkdale Mills, Inc. and Parkdale America, LLC (collectively "Parkdale") to supply our yarn requirements until December 31, 2018. Under the supply agreement, we purchase from Parkdale all of our yarn requirements for use in our manufacturing operations, excluding yarns that Parkdale does not manufacture or cannot manufacture due to temporary capacity constraints. The purchase price of yarn is based upon the cost of cotton plus a fixed conversion cost. If Parkdale’s operations are disrupted and it is not able to provide us with our yarn requirements, we may need to obtain yarn from alternative sources. Although alternative sources are presently available, we may not be able to enter into short-term arrangements with substitute suppliers on terms as favorable as our current terms with Parkdale. In addition, the cotton futures we have fixed with Parkdale may not be transferable to alternative yarn suppliers. Because there can be no assurance that we would be able to pass along the higher cost of yarn to our customers, this could have a material adverse effect on our results of operations.
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
EMPLOYEES AND SOCIAL RESPONSIBILITY
As of October 3, 2015, we employed approximately 7,400 full time employees, of whom approximately 1,300 were employed in the United States. Approximately 1,200 employees at one of our facilities in San Pedro Sula, Honduras are party to a three-year collective bargaining agreement and approximately 1,400 employees at a separate facility in San Pedro Sula, Honduras are party to a three-year collective bargaining agreement. We have historically conducted our operations without significant labor disruptions and believe that our relations with our employees are good.  We have invested significant time and resources in attempting to cause the working conditions in all of our facilities to meet or exceed the standards imposed by governing laws and regulations.  We have obtained WRAP (Worldwide Responsible Accredited Production) certification for all of our manufacturing facilities that we operate in Honduras, El Salvador and Mexico and for our Maiden, North Carolina facility in the United States. Delta Apparel, Inc., along with all of its affiliated businesses, is a participating company of the FLA (Fair Labor Association).  This affiliation with FLA further enhances human rights compliance monitoring for our plants and our third party contractors.  In addition, we have proactive programs to promote workplace safety, personal health, and employee wellness.  We also support educational institutions and charitable organizations in the communities where we operate.
ENVIRONMENTAL AND REGULATORY MATTERS
We are subject to various federal, state and local environmental laws and regulations concerning, among other things, wastewater discharges, storm water flows, air emissions and solid waste disposal. Our plants generate small quantities of hazardous waste, which are either recycled or disposed of off-site. Several of our plants are required to possess one or more environmental permits, and we believe that we are currently in compliance with the requirements of these permits.
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
RESEARCH & DEVELOPMENT
Although we continually seek new products and brands to take to market via our diverse distribution network and customer base, there were no material amounts expended on research and development in the fiscal year ended October 3, 2015.
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

We operate in a rapidly changing, highly competitive business environment that involves substantial risks and uncertainties, including, but not limited to, the risks identified below. The following risks, as well as risks described elsewhere in this report or in our other filings with the SEC, could materially affect our business, financial condition or operating results and the value of Company securities held by investors and should be carefully considered in evaluating our Company and the forward-looking statements contained in this report or future reports. The risks described below are not the only risks facing Delta Apparel. Additional risks not presently known to us or that we currently do not view as material may become material and may impair our business operations. Any of these risks could cause, or contribute to causing, our actual results to differ materially from expectations. We expressly disclaim any obligation to publicly update or revise any risk factors, whether as a result of new information, future events or otherwise, except as required by law.

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

We may be restricted in our ability to borrow under our revolving credit facility or service our indebtedness. Significant operating losses or significant uses of cash in our operations could cause us to default on our asset-based revolving credit facility. We rely on our credit facility, as well as on cash generated by our operations, to fund our working capital and capital expenditure needs, to make acquisitions, to fund share repurchases under our Stock Repurchase Program and to pay dividends should we choose to do so in the future. Our working capital needs are generally greater in advance of the spring and summer selling seasons. Availability under our credit facility is primarily a function of the levels of our accounts receivable and inventory, as well as the uses of cash in our operations. A significant deterioration in our accounts receivable or inventory levels could restrict our ability to borrow additional funds or service our indebtedness. Moreover, our credit facility includes a financial covenant that if the availability under our credit facility falls below the amounts specified in our credit agreement, our Fixed Charge Coverage Ratio (“FCCR”) (as defined in our credit agreement) for the preceding 12-month period must not be less than 1.1 to 1.0. Although our availability at October 3, 2015, was above the minimum thresholds specified in our credit agreement, a significant deterioration in our business could cause our availability to fall below such thresholds, thereby requiring us to maintain the minimum FCCR specified in our credit agreement. Our credit facility also includes customary conditions to funding, representations and warranties, covenants, and events of default. The covenants include, among other things, limitations on asset sales, consolidations, mergers, liens, indebtedness, loans, investments, guaranties, acquisitions, dividends, stock repurchases, and transactions with affiliates. If an event of default under our credit facility occurred or became imminent, we may request our credit agreement lenders to provide a waiver. If we were unsuccessful in that endeavor, we could explore alternative sources of capital, whether debt or equity, which would likely be more expensive than the costs we incur under our credit facility. If we were unable to cure an un-waived event of default under our credit facility, we would be unable to borrow additional amounts under the facility, we could be unable to make acquisitions as well as fund share repurchases and pay dividends, and our lenders thereunder could accelerate our obligations under the agreement and foreclose on our assets subject to the liens in their favor. This circumstance would materially adversely affect our financial position and results of operations.

The inability to successfully implement certain strategic initiatives could adversely affect our financial position and results of operations. In response to our financial performance and results of operations during our 2014 fiscal year, as well as our near-term view of apparel market conditions at the time, we initiated a reorganization of our administrative structure at all levels to streamline decision-making and information flow as well as reduce duplicative and excess fixed costs. In addition, on March 2, 2015, we sold our The Game branded collegiate headwear and apparel business and we continue to evaluate other strategic initiatives focused on improving net profitability. These other initiatives include, among other things, (i) further restructuring our manufacturing platform to lower product costs and strategically reduce capacity on certain product lines, and (ii) a comprehensive rationalization of all business units, product lines and sales channels. The failure or inability to carry out any of these initiatives, any unexpected increases in the costs to carry out any of these initiatives, or the failure to achieve the cost savings or other financial or performance benefits expected from any of these initiatives could have a material adverse effect on our financial position or results of operations.

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

Our basics segment is subject to significant pricing pressures which may decrease our gross profit margins if we are unable to implement our cost reduction strategies. We operate our basics segment in a highly competitive, price sensitive industry. Our strategy in this market environment is to be a low-cost producer and to differentiate ourselves by providing quality products and value-added services to our customers. To help achieve this goal, we began production in Ceiba Textiles, our Honduran textile facility, in fiscal year 2008. In the fourth quarter of fiscal year 2009, we closed our Soffe textile manufacturing facility in Fayetteville, North Carolina and moved this production to our Maiden, North Carolina and Ceiba Textiles plants. In fiscal year 2010, we began the expansion of Ceiba Textiles to increase internal manufacturing capacity and further leverage the fixed cost of the facility, and the expansion of manufacturing operations at that facility has continued in subsequent years. In fiscal year 2012, we moved several functions of our private label business to our El Salvador facility to better serve customers through an enhanced and efficient product development process. In conjunction with this, we began a modernization of our decoration equipment to expand capabilities and lower costs. In addition, we announced in 2013 the consolidation of our domestic screen print operations as part of our continued focus on more efficient manufacturing and distribution strategies. This consolidation resulted in the closing of the Wendell, North Carolina decoration facility operated by our Soffe business unit and the consolidation of those operations within Soffe's Fayetteville, North Carolina facility. Further, in June 2014, we announced plans to consolidate some domestic fabric production for our basic, blank t-shirt products into our Ceiba Textiles facility in Honduras and subsequently made investments intended to modernize and provide more flexibility within that manufacturing platform. These initiatives, along with continual improvements in our production and delivery of products, are expected to lower our product costs and improve our results of operations. However, any unexpected increases in the costs to carry out these initiatives or the failure to achieve the cost savings expected from these initiatives could have a material adverse effect on our results of operations.

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

We currently pay income taxes at lower than statutory rates and may incur additional tax liability. We are subject to income tax in the United States and in foreign jurisdictions in which we generate net operating profits. We benefit from a lower overall effective income tax rate due to the majority of our manufacturing operations being located in foreign tax-free locations. Our U.S. legal entity contracts with our foreign subsidiaries to manufacture products on its behalf, with the intercompany prices paid for the manufacturing services and manufactured products based on an arms-length standard and supported by an economic study. We have concluded that the profits earned in the tax-free locations will be considered permanently reinvested. Thus, no U.S. deferred tax liability is recorded on these profits, causing our effective tax rate to be significantly below U.S. statutory rates. Our effective tax rate could be adversely affected by changes in the mix of earnings between the U.S. and tax-free foreign jurisdictions. In addition, changes to U.S. tax laws impacting how U.S. multinational corporations are taxed on foreign earnings or a need or requirement for us to remit tax-free earnings back to the U.S. could also have a material adverse effect on our tax expense and cash flow.

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

We may need to raise additional capital to grow our business. The rate of our growth, especially through acquisitions, depends, in part, on the availability of debt and equity capital. We may not be able to raise capital on terms acceptable to us or at all. If new sources of financing are required, but are insufficient or unavailable, we may be required to modify our growth and operating plans based on available funding, which could adversely affect our ability to grow the business.

We have expanded our business through acquisitions that could result in diversion of resources, an inability to integrate acquired operations and extra expenses. A part of our growth strategy has involved acquiring businesses that complement our existing business. The negotiation of potential acquisitions and integration of acquired businesses could divert our management’s attention from our existing businesses, which could negatively impact our results of operations. In addition, if the integration of an acquired business is not successful or takes significantly longer than expected, or if we are unable to realize the expected benefits from an acquired business, it could adversely affect our financial condition and results of operations.

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

We rely on the strength of our trademarks and could incur significant costs to protect these trademarks and our other intellectual property. Our trademarks, including Salt Life®, Soffe®, and Junk Food®, among others, are important to our marketing efforts and have substantial value. We aggressively protect these trademarks and have incurred legal costs in the past to establish and protect these trademarks. We may in the future be required to expend significant additional resources to protect these trademarks and our other intellectual property. The loss or limitation of the exclusive right to use our trademarks or other intellectual property could adversely affect our sales and results of operations.

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

We may be subject to the impairment of acquired intangible assets. When we acquire a business, a portion of the purchase price of the acquisition may be allocated to goodwill and other identifiable intangible assets. The amount of the purchase price that is allocated to goodwill is determined by the excess of the purchase price over the net identifiable assets acquired. At October 3, 2015, and September 27, 2014, our goodwill and other intangible assets were approximately $58.9 million and $60.2 million, respectively. We conduct an annual review, and more frequent reviews if events or circumstances dictate, to determine whether goodwill is impaired. We also determine whether impairment indicators are present related to our identifiable intangible assets. If we determine that goodwill or intangible assets are impaired, we would be required to write down the value of these assets. We completed our annual impairment test of goodwill on the first day of our 2015 third fiscal quarter. Based on the valuation, we concluded there was no impairment on the goodwill recorded on our financial statements. We also concluded that there are no additional indicators of impairment related to our intangible assets. There can, however, be no assurance that we will not be required to take an impairment charge in the future, which could have a material adverse effect on our results of operations.

Changes in the regulations and laws regarding ecommerce could reduce the growth and lower the profitability of our internet sales. The ecommerce industry has undergone, and continues to undergo, rapid development and change. There have been continuing efforts to increase the legal and regulatory obligations of and restrictions on companies conducting commerce through the internet, primarily in the areas of taxation, consumer privacy and protection of consumer personal information. These laws and regulations could increase the costs and liabilities associated with our ecommerce activities, thereby negatively impacting our results of operations.

Significant changes to international trade regulations could adversely affect our results of operations. The majority of our products are manufactured in Honduras, El Salvador and Mexico. We therefore benefit from current free trade agreements and other duty preference programs, including the North American Free Trade Agreement (“NAFTA”) and the Central America Free Trade Agreement (“CAFTA”). Our claims for duty free or reduced duty treatment under CAFTA, NAFTA and other available programs are largely conditioned on our ability to produce or obtain accurate records (some of which are provided to us by third parties) about production processes and sources of raw materials. Subsequent repeal or modification of NAFTA or CAFTA, or the inadequacy or unavailability of supporting records, could have a material adverse effect on our results of operations. In addition, our products are subject to foreign competition, which in the past has been faced with significant U.S. government import restrictions. The extent of import protection afforded to domestic apparel producers has been, and is likely to remain, subject to political considerations. The elimination of import protections for domestic apparel producers could significantly increase global competition, which could adversely affect our business and results of operations.

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

Changes in domestic or foreign employment regulations or changes in our relationship with our employees could adversely affect our results of operations. As of October 3, 2015, we employed approximately 7,400 employees worldwide, with approximately 6,100 of these employees being in Honduras, El Salvador or Mexico. Changes in domestic and foreign laws governing our relationships with our employees, including wage and human resources laws and regulations, labor standards, overtime pay, unemployment tax rates, workers' compensation rates and payroll taxes, would likely have a direct impact on our operating costs. A significant increase in wage rates in the countries in which we operate could have a material adverse impact on our operating results. Approximately 1,200 employees at one of our facilities in Honduras are party to a three-year collective bargaining agreement and approximately 1,400 employees at a separate facility in Honduras are party to a three-year collective bargaining agreement. We have historically conducted our operations without significant labor disruptions and believe that our relations with our employees are good. However, if labor relations were to change, it could adversely affect the productivity and ultimate cost of our manufacturing operations.

Recent healthcare legislation may increase our costs and reduce our future profitability. To attract and retain employees in our operations in the United States, we maintain a competitive health insurance program for those employees and their dependents.  The Patient Protection and Affordable Care Act, signed into law in 2010, has increased our annual employee healthcare cost obligations and is expected to continue to increase our annual employee healthcare cost obligations going forward. We cannot predict the effect that this legislation, or any future state or federal healthcare legislation or regulation, will ultimately have on our business.  However, these rising healthcare costs and universal healthcare coverage in the United States could result in significant long-term costs to us, which could adversely affect our future profitability and financial condition.  Also, rising healthcare costs could force us to make changes to our benefits program, which could negatively impact our ability to attract and retain employees.

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

The value of our brands, sales of our products and our licensing relationships could be impacted by negative publicity resulting from violations of manufacturing or employee safety standards or labor laws, or unethical business practices, by our suppliers and independent contractors. We are committed to ensuring that all of our manufacturing facilities comply with our strict internal code of conduct, applicable laws and regulations, and the codes and principles to which we subscribe, including those of Worldwide Responsible Accredited Production (WRAP) and the Fair Labor Association (FLA). In addition, we require our suppliers and independent contractors to operate their businesses in compliance with the laws and regulations that apply to them. However, we do not control these suppliers and independent contractors. A violation of our policies, applicable manufacturing or employee safety standards and codes of conduct, labor laws or other laws or regulations by our suppliers or independent contractors could interrupt or otherwise disrupt our operations. Negative publicity regarding the production or operating methods of any of our suppliers or independent contractors or their failure to comply with our policies, applicable manufacturing or employee safety standards and codes of conduct, labor laws or other laws or regulations could adversely affect our reputation, brands, sales and licensing relationships, which could adversely affect our business and results of operations.

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
As of November 20, 2015, we had 7,747,579 shares of common stock outstanding. We believe that approximately 76% of our stock is beneficially owned by entities and individuals who each own more than 5% of the outstanding shares of our common stock. Included in the 76% are institutional investors that beneficially own more than 5% of the outstanding shares. These institutional investors own approximately 63% of the outstanding shares of our common stock. Sales of substantial amounts of our common stock in the public market by any of these large holders could adversely affect the market price of our common stock.

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
Our principal executive office is located in a leased facility in Greenville, South Carolina. We own and lease properties supporting our administrative, manufacturing, distribution and direct retail activities. The majority of our products are manufactured through a combination of facilities that we either own, or lease and operate. As of October 3, 2015, we owned or leased ten manufacturing facilities (located in the United States, Honduras, El Salvador and Mexico) and seven distribution facilities (all within the United States). In the March 2014 quarter, we opened a third party-operated distribution facility in Dallas, Texas to better service a large market for undecorated tees with shorter shipping times and reduced freight costs. In addition, we operate three leased factory-direct stores, two flagship retail stores and two leased showrooms.
Our primary manufacturing and distribution facilities are as follows:

Location	Utilization	Segment
Maiden Plant, Maiden, NC	Knit/dye/finish/cut	Basics and branded
Ceiba Textiles, Honduras*	Knit/dye/finish/cut	Basics and branded
Honduras Plant, San Pedro Sula, Honduras*	Sew	Basics and branded
Cortes Plant, San Pedro Sula, Honduras*	Sew	Basics and branded
Mexico Plant, Campeche, Mexico*	Cut/sew	Basics and branded
Textiles LaPaz, La Paz, El Salvador*	Cut/sew/decoration	Basics and branded
Campeche Sportswear, Campeche, Mexico*	Sew/decoration	Basics and branded
Fayetteville Plant, Fayetteville, NC	Sew/decoration	Branded
Rowland Plant, Rowland, NC	Sew	Basics and branded
Art Gun, Miami, FL*	Decoration/distribution	Basics
Distribution Center, Fayetteville, NC	Distribution	Branded
Distribution Center, Clinton, TN	Distribution	Basics
Distribution Center, Santa Fe Springs, CA*	Distribution	Basics and branded
Distribution Center, Miami, FL*	Distribution	Basics and branded
Distribution Center, Cranbury, NJ*	Distribution	Basics and branded
Distribution Center, Dallas, TX**	Distribution	Basics
DC Annex, Fayetteville, NC*	Distribution	Branded

*	Denotes leased location
** Denotes third party-operated distribution facility
We believe that all of our facilities are suitable for the purposes for which they are designed and are generally adequate to allow us to remain competitive. We continue to maintain a sharp focus on improving our supply chain, lowering our product costs and reducing the operating capital required in our business. We will also continue to take the necessary actions to balance capacities with demand as needed. Substantially all of our assets are subject to liens in favor of our lenders under our U.S. asset-based secured credit facility and our Honduran loan.

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
On August 27, 2012, Junkfood responded to the Commission staff regarding its recommended penalty, setting forth a number of defenses and mitigating factors that could result in a much lower penalty, if any, ultimately imposed by a court should the matter proceed to litigation. While we will continue to defend against these allegations, we believe a risk of loss is probable. Based upon current information, including the terms of previously published Commission settlements and related product recall notices, should the Commission seek enforcement of the recommended civil penalty and ultimately prevail on its claims at trial we believe there is a range of likely outcomes between $25,000 and an amount exceeding $900,000, along with interest and the Commission's costs and fees. During the quarter ended June 30, 2012, we recorded a liability for what we believe to be the most likely outcome within this range, and this liability remains recorded as of October 3, 2015.

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
On September 17, 2015, an agreement in principle was reached between all parties to settle the above-referenced wage and hour matters. Pursuant to that agreement, the defendants in the matters have agreed to pay an aggregate amount of $300,000 in exchange for a comprehensive release of all claims at issue in the matters. Delta Apparel, Inc., Soffe and Junkfood have collectively agreed to contribute $200,000 towards the aggregate settlement amount, which is in our accrued expenses as of October 3, 2015. The settlement agreement requires the approval of the applicable courts before it can be finalized and the parties are currently seeking the necessary approvals.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Market Information for Common Stock: The common stock of Delta Apparel, Inc. is listed and traded on the NYSE MKT under the symbol “DLA”. As of November 30, 2015, there were approximately 889 record holders of our common stock.
The following table sets forth, for each of the periods indicated below, the high and low sales prices per share of our common stock as reported on the NYSE MKT.

	High	Low
	Sale Price	Sale Price
Fiscal Year 2015:
September Quarter	$19.44	$11.54
June Quarter	$15.35	$11.91
March Quarter	$12.45	$8.50
December Quarter	$11.35	$8.35

Fiscal Year 2014:
September Quarter	$16.62	$8.21
June Quarter	$17.60	$13.25
March Quarter	$18.15	$14.37
December Quarter	$19.23	$15.23
Dividends: Our Board of Directors did not declare, nor were any dividends paid, during fiscal years 2015 and 2014. Subject to the provisions of any outstanding blank check preferred stock (none of which is currently outstanding), the holders of our common stock are entitled to receive whatever dividends, if any, that may be declared from time to time by our Board of Directors in its discretion from funds legally available for that purpose. Pursuant to the terms of our credit facility, we are allowed to make cash dividends and stock repurchases if (i) as of the date of the payment or repurchase and after giving effect to the payment or repurchase, we have availability on that date of not less than $18.125 million and average availability for the 30-day period immediately preceding that date of not less than $18.125 million; and (ii) the aggregate amount of dividends and stock repurchases after May 27, 2011, does not exceed $19 million plus 50% of our cumulative net income (as defined in the Amended Loan Agreement) from the first day of fiscal year 2012 to the date of determination. At October 3, 2015, and September 27, 2014, there was $7.3 million and $8.2 million, respectively, of retained earnings free of restrictions to make cash dividends or stock repurchases.
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

Comparison of Total Return Among Delta Apparel, Inc., CRSP NYSE MKT Index (US), and CRSP NYSE MKT Wholesale & Retail Trade Index: Our common stock began trading on the NYSE MKT (previously the NYSE Amex) on June 30, 2000, the last trading day of our fiscal year 2000. Prior to that date, no securities of Delta Apparel were publicly traded. Set forth below is a line graph comparing the yearly change in the cumulative total stockholder return, assuming dividend reinvestment, of our common stock with (1) the CRSP NYSE MKT Index (US) and (2) the CRSP NYSE MKT Wholesale and Retail Trade Index, which is comprised of all NYSE MKT companies with SIC codes from 5000 through 5999. This performance graph assumes that $100 was invested in the common stock of Delta Apparel and comparison groups on July 3, 2010, and that all dividends have been reinvested.

Delta Apparel, Inc.
CRSP NYSE MKT Index (US)
CRSP NYSE MKT Wholesale & Retail Trade Index
250.0
200.0
150.0
100.0
50.0
0.0
204.45
151.38
157.20
128.77
122.03
63.13
07/03/10
07/02/11
06/30/12
06/29/13
09/27/14
10/03/15

	2010	2011	2012	2013	2014	2015
Delta Apparel, Inc.	$100.00	$123.89	$97.99	$101.15	$63.13	$128.77
CRSP NYSE MKT Index (US)	$100.00	$126.28	$121.87	$121.92	$157.20	$122.03
CRSP NYSE MKT Wholesale & Retail Trade Index	$100.00	$107.68	$109.89	$145.87	$151.38	$204.45

ITEM 6.	SELECTED FINANCIAL DATA
See information regarding our acquisitions within “Item 1. Business” under the heading “Acquisitions”. The selected financial data includes the financial position and results of operations of acquired businesses beginning on the date of acquisition. The consolidated statements of operations data for the years ended July 2, 2011, and June 30, 2012, and the consolidated balance sheet data as of July 2, 2011, June 30, 2012, June 29, 2013, and September 28, 2013, are derived from, and are qualified by reference to, our audited consolidated financial statements not included in this document. The consolidated statement of operations data for the years ended June 29, 2013, September 27, 2014, and October 3, 2015, and the consolidated balance sheet data as of September 27, 2014, and October 3, 2015, as well as the consolidated statement of operations data for the transition period ended September 28, 2013, are derived from, and are qualified by reference to, our audited consolidated financial statements included elsewhere in this document. We operate on a 52-53 week fiscal year ending on the Saturday closest to September 30. All fiscal years shown were 52-week years with the exception of fiscal year 2015, which was a 53-week year, and the 13-week transition period ended September 28, 2013. Historical results are not necessarily indicative of results to be expected in the future. The selected financial data should be read in conjunction with the Consolidated Financial Statements and the related notes as indexed on page F-1 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7.

	Period Ended
	October 3, 2015	September 27, 2014	September 28, 2013	June 29, 2013	June 30, 2012	July 2, 2011
	(In thousands, except per share amounts)
Statement of Operations Data:
Net sales	$449,142	$452,901	$122,559	$490,523	$489,923	$475,236
Cost of goods sold	(360,823)	(367,160)	(95,439)	(381,014)	(406,200)	(359,001)
Selling, general and administrative expenses	(81,086)	(86,275)	(26,588)	(94,944)	(89,973)	(91,512)
Goodwill impairment	—	—	—	—	—	(612)
Change in fair value of contingent consideration	500	(200)	—	—	—	1,530
Gain on sale of business	7,704	—	—	—	—	—
Other income (expense), net	682	(927)	24	(662)	28	(345)
Operating income (loss)	16,119	(1,661)	556	13,903	(6,222)	25,296
Interest expense, net	6,021	5,792	1,033	3,997	4,132	2,616
Earnings (loss) before income taxes	10,098	(7,453)	(477)	9,906	(10,354)	22,680
Provision for (benefit from) income taxes	2,005	(6,493)	(1,045)	722	(7,907)	5,353
Net earnings (loss)	$8,093	$(960)	$568	$9,184	$(2,447)	$17,327

Basic earnings (loss) per common share:	$1.03	$(0.12)	$0.07	$1.12	$(0.29)	$2.04

Diluted earnings (loss) per common share:	$1.00	$(0.12)	$0.07	$1.08	$(0.29)	$1.98

Dividends declared per common share	$—	$—	$—	$—	$—	$—

Balance Sheet Data (at year end):
Working capital	$140,401	$156,258	$171,681	$173,435	$187,029	$160,646
Total assets	324,910	354,578	351,762	311,910	320,394	311,865
Total long-term debt, less current maturities	93,872	114,469	131,030	94,763	110,949	83,974
Shareholders’ equity	144,499	138,207	138,872	141,066	138,967	141,965

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
BUSINESS OUTLOOK
In 2015, we began to see the benefits from the operational accomplishments completed during the year and the strategic initiatives we implemented in the fourth quarter of fiscal 2014. These initiatives have proved successful in regard to cost savings, efficiency gains, profit growth, and better service to our customers.
During the year, we invested in areas of our business where we expect to yield strong returns in the future. We began the expansion of our Honduran textile facility, Ceiba Textiles, with all of the new equipment having been ordered and some having been received and installed. We expect this equipment to be operational in the first calendar quarter of 2016, and we should start seeing the benefits shortly thereafter. This expansion will extend our production capabilities into open-width fabric, reducing our reliance on purchased fabric. This should allow us to better serve our customers as well as expand our product offerings. We continue to maintain a sharp focus on lowering our product cost and improving our supply chain, while staying aligned with the needs of our customers.
Our ecommerce business continues to grow and we believe investments in this area of our business should drive top line growth. We have added several new functions to complement our ecommerce sites. We also invested in Art Gun, our digital print business. Art Gun's facility boasts cutting-edge equipment and industry-leading proprietary software geared to facilitate ecommerce business. Art Gun now has new equipment in place and is prepared for continued strong growth in fiscal 2016.
Sales in our Delta Activewear business increased approximately 6% over the prior year. This was driven by an increase in our private label products, where our service levels attracted new customers, and drove expanded business with existing customers. During the year, we also had success in new product categories such as fleece and our Delta-Dri performance products.
Soffe implemented a new marketing campaign, "The Strength is in Us", during fiscal year 2015. Sales in the back half of the year were comparable to the prior year. The Soffe core short is trending well with consumers, and a number of major retailers are expanding doors with the short. Soffe has a large consumer fan group and its direct-to-consumer sales continued to increase, with 25% sales growth compared to the prior year.
Junkfood also continued its strong growth in direct-to-consumer sales on its branded website, with sales up 53% during fiscal year 2015. Our new Junkfood store on the iconic Abbot Kinney Boulevard in Venice, California has attracted numerous national retailers and licensors who are able to witness the most effective ways to merchandise Junkfood products.
Salt Life sales, while hindered during the year by a necessary move of its distribution center, grew 10% in the September quarter. Gross margins remain strong and expanded 440 basis points from last year. Demand for Salt Life products remains strong and we anticipate a return to historical sales growth in fiscal 2016. We have a number of new Salt Life marketing programs driving brand awareness such as social media, the Salt Life You Tube channel, team ambassadors and the famous Salt Life stickers.
We completed a number of specific initiatives over the past fiscal year to improve Delta Apparel. We expect these steps to provide growth and improved profitability in the upcoming year.
RESULTS OF OPERATIONS
Overview
Net sales for the fiscal year ended October 3, 2015, were $449.1 million, up 2.5% from the prior twelve months when adjusted for the second quarter sale of The Game business. Gross margins increased 80 basis points in fiscal year 2015, with gross margin improvements in all business units with the exception of Soffe. Our overall SG&A cost decreased $5.2 million to 18.1% of sales from 19% of sales in the prior year.
The gain on sale of business in fiscal year 2015 includes $14.9 million in proceeds from the sale of The Game business less the assets sold and direct liabilities resulting from, and selling costs associated with, that transaction. See Note 3 - Sale of The Game, for further information on this transaction. At October 3, 2015, we had $3.1 million accrued in contingent consideration related to the Salt Life Acquisition, a $0.5 million reduction from the accrual at September 27, 2014. The reduction resulted from our current sales levels being lower than we originally anticipated and the reduced remaining time of the measurement period.
Net income, inclusive of the gain on the sale of The Game, for fiscal year 2015 was $8.1 million, or $1.00 per diluted share, compared with a net loss in the prior year of $1.0 million, or $0.12 per diluted share.
Branded Segment
Sales in the branded segment declined $20.3 million, or 10.9%, from the same period last year, to $166.7 million in fiscal year 2015. When adjusted for the sale of The Game business, the decline was 4.8% compared to the prior fiscal year. Salt Life continued its sales growth, up nearly 8% for the year, driven from its new product lines and expanded distribution. Salt Life sales growth was lower than its historical growth rates due to disruptions in shipping from moving the distribution center to Fayetteville, North Carolina. Junkfood sales were up approximately 2% versus the prior year, driven from double-digit sales growth in boutiques and specialty retailers, partially offset by weaker sales through department stores. The Salt Life and Junkfood sales growth was offset by sales declines in our other branded business units. Operating income for the segment increased year-over-year to $6.4 million. This increase was primarily due to the sale of The Game business generating a $5.6 million pre-tax gain, including associated indirect expenses. Additionally, gross margin expansion, coupled with a decline in general and administrative expenses, has improved operating results.
Basics Segment
Net sales in our basics segment were $282.5 million in fiscal year 2015, a 6.2% increase from $265.9 million in the prior year period due to increases in the private label programs in Delta Activewear along with new customers across our basics segment. Gross margins as a percent of sales increased by 110 basis points to 11.7% of sales, compared to 10.6% of sales for the prior fiscal year due to lower product costs. Operating income increased by $6.3 million, to 3.4% of sales, compared to $3.4 million, or 1.3% of sales, for the same period last year due to higher margins along with decreased fixed compensation.
Quarterly Financial Data
For information regarding quarterly financial data, refer to Note 17 - Quarterly Financial Information (Unaudited) to the Consolidated Financial Statements, which information is incorporated herein by reference.
Fiscal Year 2015 Versus Fiscal Year 2014
Net sales for fiscal year 2015 grew 2.5% compared with the prior year after adjusting for the sale of The Game business in March 2015. Our direct-to-consumer and ecommerce sales represented 4.4% of total revenues for the 2015 fiscal year, a 150 basis point increase over the prior year period, during which direct-to-consumer and ecommerce sales were 2.9% of total revenues.

Gross margins increased in fiscal 2015 by 80 basis points from fiscal 2014, to 19.7% of sales compared to 18.9% in fiscal 2014. Increases occurred in both the branded and basics segments, and across all operating units with the exception of Soffe. Gross margins improved due to customer and product mix along with improved manufacturing efficiencies and lower costs. Our gross margins may not be comparable to other companies because some companies include costs related to their distribution network in cost of goods sold and we exclude them from gross profit and include them in selling, general and administrative expenses.
Fiscal year 2015 selling, general and administrative expenses were $81.1 million, or 18.1% of sales, compared to $86.3 million, or 19.0% of sales, in fiscal year 2014. The decrease in selling, general and administrative expenses is primarily due to lower fixed compensation and benefit costs, along with a decrease in variable selling costs and lower legal costs. Fiscal 2014 included $2.2 million of severance related expenses associated with our strategic initiatives during the fourth quarter of fiscal year 2014.
The change in fair value of contingent consideration is the remeasurement  of the fair value the contingent consideration related to the Salt Life Acquisition.  Based upon the current operating results and future projections, a $0.5 million reduction in contingent consideration was recorded.
Our gain on sale of business was $7.7 million for fiscal year 2015. The gain on sale of business in fiscal year 2015 includes the $14.9 million in proceeds from the sale of The Game business less the assets sold, the direct liabilities resulting from, and the selling costs associated with, this transaction. Associated with the disposition of The Game, $2.1 million of indirect expenses were also recorded, resulting in a net gain, including indirect expenses, of $5.6 million. See Note 3 - Sale of The Game, for more information on this transaction.
Other income increased to $0.7 million in fiscal year 2015 from $0.9 million of expense in fiscal year 2014. This increase was due to an increase in income from our Honduran joint venture of $0.3 million, as well as a $0.1 million increase in sublease income.
Fiscal year 2015 operating income was $16.1 million, or 3.6% of sales, compared to an operating loss of $1.7 million, or 0.4% of sales, in fiscal year 2014. Operating income was $9.7 million in the basics segment and $6.4 million in the branded segment.
Interest expense for fiscal year 2015 was $6.0 million compared to $5.8 million in fiscal year 2014. The increase is due primarily to the higher interest rate on the U.S. credit facility compared to the imputed interest on the Salt Life promissory note related to the $9.0 million Salt Life payment made at the beginning of the fiscal year, along with higher debt levels in the first half of the fiscal year.
Our fiscal year 2015 effective income tax rate was 19.9% compared to an effective tax rate of 87.1% in the prior fiscal year. The prior year rate was driven from a small overall loss encompassing foreign profits in non-tax jurisdictions and losses in the United States. We benefit from having income in foreign jurisdictions that are either exempt from income taxes or have tax rates lower than the United States.
Net income for fiscal year 2015 was $8.1 million, or $1.00 per diluted share, compared with a net loss in the prior fiscal year of $1.0 million or $0.12 per diluted share.

Fiscal Year 2014 Versus Fiscal Year 2013 and the Twelve-Month Period Ended September 28, 2013
Net sales for fiscal year 2014 were $452.9 million, a $37.6 million decline from fiscal year 2013 sales of $490.5 million and a $30.1 million, or 6.2%, decrease from the prior twelve-month period's sales of $483.0 million. Our direct-to-consumer and ecommerce sales represented 2.9% of total revenues, a 120 basis point and 80 basis point increase over fiscal year 2013 and the prior year period, during which direct-to-consumer and ecommerce sales were 1.7% and 2.1% of total revenues, respectively.
Gross margins decreased 340 and 280 basis points to 18.9% of net sales in fiscal year 2014 from 22.3 % and 21.7% of net sales from fiscal year 2013 and the prior twelve-month period, respectively. This decline was driven from a tougher retail environment with pressures on pricing as well as higher input costs. Additionally, there was $0.9 million in strategic initiative-related expenses impacting gross margins. Our gross margins may not be comparable to other companies because some companies include costs related to their distribution network in cost of goods sold and we exclude them from gross profit and include them in selling, general and administrative expenses.
Fiscal year 2014 selling, general and administrative expenses were $86.3 million, or 19.0% of sales, compared to $90.0 million and $95.7 million, or 18.3% and 19.8% of sales, in fiscal year 2013 and the prior twelve-month prior period, respectively. The decrease in selling, general and administrative expenses is primarily due to a decrease in variable selling costs and a decline in performance-based compensation expense resulting from decreased earnings in fiscal year 2014 compared to the prior fiscal year and the prior twelve-month period. We recorded $2.2 million of severance-related expenses associated with our strategic initiatives during the fourth quarter of fiscal year 2014. In addition, fiscal year 2013 included $1.2 million of costs associated with a previously disclosed internal investigation conducted by our Audit Committee related to fiscal year 2012.
Other expense increased to $1.1 million in fiscal year 2014 from $0.7 million and $0.4 million in fiscal year 2013 and the prior twelve months, respectively. This increase was due to impairment charges related to our strategic initiatives and change in contingent consideration.
Fiscal year 2014 operating loss, adjusted for the $4.0 million in costs related to the strategic initiatives, was $2.4 million of operating income, or 0.5% of sales, compared to $13.9 million and $8.6 million operating income, or 2.8% and 1.8% of sales, in fiscal year 2013 and the prior twelve-month period, respectively. Without this adjustment, fiscal year 2014 operating loss was $1.7 million, or 0.4% of sales, compared to $8.6 million in operating income, or 1.8% of sales, in the prior year period. Operating income of $3.4 million in the basics segment was offset by a $5.1 million loss in the branded segment. The decline in operating income was driven by lower sales in the Junkfood and Soffe businesses offset by higher Salt Life sales.
Interest expense for fiscal year 2014 was $5.8 million, an increase of $1.8 million from fiscal year 2013 and the prior year twelve-month period. The increase is due primarily to the increased debt related to the Salt Life Acquisition and the Honduran manufacturing expansion.
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

The table below reconciles net income and diluted earnings per share to the adjusted net income and adjusted diluted earnings per share (in thousands, except per share amounts):

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
Three-Month Transition Period Ended September 28, 2013, Versus Three Months Ended September 29, 2012
Net sales for the three-month transition period ended September 28, 2013, were $122.6 million, a decrease of 6% compared to the prior year quarter net sales of $130.1 million. Net earnings were $568 thousand, or $0.07 per diluted share, compared with $3.6 million or $0.41 per diluted share, in the prior year quarter.
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
Our effective income tax rate for the three months ended September 28, 2013, was 219.1%, compared to an effective tax benefit of 25.1% for the prior year September quarter. We have a three-month tax year associated with the transition period. We benefit from having income in foreign jurisdictions that are either exempt from income taxes or have tax rates lower than the United States. The transition period benefited as overall operating profits were lower than normal, which lowered our U.S. taxable income while maintaining profits in the offshore taxable and tax-free jurisdictions.
LIQUIDITY AND CAPITAL RESOURCES
Credit Facility and Other Financial Obligations
Delta Apparel, Soffe, Junkfood, Salt Life (f/k/a To The Game, LLC) and Art Gun are borrowers under the May 27, 2011, Fourth Amended and Restated Loan and Security Agreement with the financial institutions named therein as Lenders, Wells Fargo Bank, National Association, as Administrative Agent, Bank of America, N.A., as Syndication Agent, Wells Fargo Capital Finance, LLC, as Sole Lead Arranger, and Wells Fargo Capital Finance, LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Joint Bookrunners.
Pursuant to the Amended Loan Agreement, the line of credit under our U.S. revolving credit facility is $145 million (subject to borrowing base limitations), and matures on May 27, 2017. Provided that no event of default exists, we have the option to increase the maximum credit available under the facility to $200 million (subject to borrowing base limitations), conditioned upon the Administrative Agent's ability to secure additional commitments and customary closing conditions. At October 3, 2015, we had $79.6 million outstanding under our U.S. revolving credit facility at an average interest rate of 2.7%, and had the ability to borrow an additional $31.9 million.
For further information regarding our U.S. asset-based secured credit facility, refer to Note 9 - Long-Term Debt to the Consolidated Financial Statements, which information is incorporated herein by reference.

In conjunction with the Salt Life Acquisition, we issued two promissory notes in the aggregate principal amount of $22.0 million, which included a one-time installment of $9.0 million that was due and paid as required on September 30, 2014, and quarterly installments commencing on March 31, 2015, with the final installment due on June 30, 2019. The promissory notes are zero-interest notes and state that interest will be imputed as required under Section 1274 of the Internal Revenue Code. We have imputed interest at 1.92% and 3.62% on the promissory notes that mature on June 30, 2016, and June 30, 2019, respectively. At October 3, 2015, the discounted value of the promissory notes was $10.8 million. Refer to Note 9 - Long Term Debt to the Consolidated Financial Statements for further information on these promissory notes.
We have loan agreements with Banco Ficohsa, a Honduran bank. This credit facility is secured by a first-priority lien on the assets of our Honduran operations and the loans are not guaranteed by our U.S. entities. As of October 3, 2015, we had a total of $11.9 million outstanding on these loans. For further information regarding our Honduran loans, refer to Note 9 - Long-Term Debt to the Consolidated Financial Statements, which information is incorporated herein by reference.
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
During fiscal years 2015, 2014, 2013 and the transition period ended September 28, 2013, the interest rate swap agreements had minimal ineffectiveness and were considered highly-effective hedges.
Changes in the derivatives’ fair values are deferred and are recorded as a component of accumulated other comprehensive income (“AOCI”), net of income taxes, until the underlying transaction is recorded. When the hedged item affects income, gains or losses are reclassified from AOCI to the Consolidated Statements of Operations as interest income/expense. Any ineffectiveness in our hedging relationships is recognized immediately in the Consolidated Statement of Operations. The changes in fair value of the interest rate swap agreements resulted in an AOCI loss, net of taxes, of $0.2 million for the year ended October 3, 2015, an AOCI gain, net of taxes of $0.3 million for the year ended September 27, 2014, an AOCI loss, net of taxes, of $0.5 million for the transition period ended September 28, 2013, and an AOCI gain, net of taxes, of $47 thousand for the year ended June 29, 2013.
Operating Cash Flows
Cash provided by operating activities in fiscal year 2015 was $22.3 million compared to $14.0 million for fiscal year 2014. The increase from the prior year is primarily related to increased earnings in the business. The increased earnings, along with a reduction in our accounts receivable and inventory, was partially offset by increased payments to our suppliers during the year.
Investing Cash Flows
Cash provided in investing activities in fiscal year 2015 was $7.6 million compared to $8.8 million used in investing activities in fiscal year 2014. Capital expenditures during fiscal year 2015 were $7.8 million and included expenditures for the expansion of our textile operations that should decrease purchased fabric and reduce costs by leveraging internal operations. During fiscal year 2015, investing cash flows also included the $14.9 million in proceeds received from the sale of The Game assets. See Note 3 - Sale of The Game, for further information on this transaction. In fiscal year 2014, we used $8.9 million in cash primarily related to the expansion of our textile operations, along with investments in our information technology systems.
We expect to spend approximately $10 million in capital expenditures in fiscal year 2016, primarily on manufacturing equipment, along with information technology, and direct-to-consumer investments.
Financing Activities
Cash used by financing activities was $30.2 million in fiscal year 2015 compared to $5.4 million in fiscal year 2014. In fiscal year 2015, cash was used primarily to lower our debt levels and repurchase shares of our common stock.
Future Liquidity and Capital Resources
Based on our current expectations, we believe that our credit facility should be sufficient to satisfy our foreseeable working capital needs, and that the cash flow generated by our operations and funds available under our credit facility should be sufficient to service our debt payment requirements, to satisfy our day-to-day working capital needs and to fund our planned capital expenditures. Any material deterioration in our results of operations, however, may result in our losing the ability to borrow under our revolving credit facility and to issue letters of credit to suppliers, or may cause the borrowing availability under our facility to be insufficient for our needs. Availability under our credit facility is primarily a function of the levels of our accounts receivable and inventory, as well as the uses of cash in our operations. A significant deterioration in our accounts receivable or inventory levels could restrict our ability to borrow additional funds or service our indebtedness. Moreover, our credit facility includes a financial covenant that if the availability under our credit facility falls below the amounts specified in our credit agreement, our Fixed Charge Coverage Ratio (“FCCR”) (as defined in our credit agreement) for the preceding 12-month period must not be less than 1.1 to 1.0. Although our availability at October 3, 2105, was above the minimum thresholds specified in our credit agreement, a significant deterioration in our business could cause our availability to fall below such thresholds, thereby requiring us to maintain the minimum FCCR specified in our credit agreement. As of October 3, 2015, our FCCR was above the minimum threshold specified in our credit agreement.
The following table summarizes our contractual cash obligations, as of October 3, 2015, by future period.

	Payments Due by Period (in thousands)
	Total	Less than 1 year	1 - 3 years	3 – 5 years	After 5 years
Contractual Obligations:
Long-term debt (a)	$104,257	$8,823	$86,619	$8,185	$630
Operating leases	20,507	7,736	8,065	4,658	48
Capital leases	628	147	314	167	—
Minimum royalty payments	574	522	52	—	—
Purchase obligations	62,747	62,747	—	—	—
Total (b)	$188,713	$79,975	$95,050	$13,010	$678
______________________

(a)
We include interest on our fixed rate debt as a component of our future obligations. However, we exclude interest payments on our debt since the majority is under a revolving credit facility and the cash outlay for the interest is unknown and cannot be reliably estimated. Interest payments will be determined based upon the daily outstanding balance of the revolving credit facility and the prevailing interest rate during that time.

(b)
We excluded deferred income tax liabilities of $9.1 million from the contractual cash obligations table because we believe inclusion would not be meaningful. Refer to Note 9 - Income Taxes to our Consolidated Financial Statements for more information on our deferred income tax liabilities. Deferred income tax liabilities are calculated based on temporary differences between tax bases of assets and liabilities and their respective book bases, which will result in taxable amounts in future years when the liabilities are settled at their reported financial statement amounts. The results of these calculations do not have a direct connection with the amount of cash taxes to be paid in any future periods and therefore would not relate to liquidity needs. As a result, including deferred income tax liabilities as payments due by period in the schedule could be misleading.

Off-Balance Sheet Arrangements
As of October 3, 2015, we did not have any off-balance sheet arrangements that were material to our financial condition, results of operations or cash flows as defined by Item 303(a)(4) of Regulation S-K promulgated by the SEC other than the letters of credit, operating leases, and purchase obligations described in the table above. We have entered into derivative interest rate contracts as described and included below in “Quantitative and Qualitative Disclosures about Market Risk” in Item 7A of this report.
Dividends and Purchases of our Own Shares
Pursuant to the terms of our credit facility, we are allowed to make cash dividends and stock repurchases if (i) as of the date of the payment or repurchase and after giving effect to the payment or repurchase, we have availability on that date of not less than $18.125 million and average availability for the 30-day period immediately preceding that date of not less than $18.125 million; and (ii) the aggregate amount of dividends and stock repurchases after May 27, 2011, does not exceed $19 million plus 50% of our cumulative net income (as defined in the Amended Loan Agreement) from the first day of fiscal year 2012 to the date of determination. At October 3, 2015, and September 27, 2014, there was $7.3 million and $8.2 million, respectively, of retained earnings free of restrictions to make cash dividends or stock repurchases.
Our Board of Directors did not declare, nor were any dividends paid, during fiscal years 2015 and 2014. Any future cash dividend payments will depend upon our earnings, financial condition, capital requirements, compliance with loan covenants and other relevant factors.
As of October 3, 2015, our Board of Directors had authorized management to use up to $30.0 million to repurchase stock in open market transactions under our Stock Repurchase Program. On December 8, 2015, our Board of Directors authorized an additional $10.0 million for share repurchases, bringing the aggregate total authorized to $40.0 million. During fiscal years 2015 and 2014, the transition period ended September 28, 2013, and fiscal year 2013, we purchased 140,336 shares, 78,674 shares, 129,348 shares, and 544,576 shares, respectively, of our common stock for a total cost of $2.1 million, $1.2 million, $2.1 million, and $7.8 million, respectively. As of October

3, 2015, we have purchased 2,262,582 shares of common stock for an aggregate of $27.4 million since the inception of the Stock Repurchase Program. All purchases were made at the discretion of management and pursuant to the safe harbor provisions of SEC Rule 10b-18. As of October 3, 2015, $2.6 million remained available for future purchases under our Stock Repurchase Program, which does not have an expiration date.

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
Inventories and Related Reserves
We state inventories at the lower of cost or market using the first-in, first-out method. Inventory cost includes materials, labor and manufacturing overhead on manufactured inventory, and all direct and associated costs, including inbound freight, to acquire sourced products. See Note 2(y) for further information regarding yarn procurements. We regularly review inventory quantities on hand and record reserves for obsolescence, excess quantities, irregulars and slow moving inventory based on historical selling prices, current market conditions, and forecasted product demand to reduce inventory to its net realizable value. If actual selling prices are less favorable than those projected, or if sell-through of the inventory is more difficult than anticipated, additional inventory reserves may be required.
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
Income Taxes
We account for income taxes under the liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. As of October 3, 2015, we have a federal net operating loss carryforward of $23.1 million, which is classified in deferred tax assets, as there is no carryback opportunity and the entire loss must be carried forward for utilization against future taxable income. We determined that no valuation allowance is required to be recorded against the federal net operating loss carryforward under Financial Accounting Standards Board ("FASB") Codification No. 740, Income Taxes ("ASC 740"). These federal net loss carryforwards expire at various intervals from 2033 to 2035.
We established a valuation allowance related to certain of our state operating loss carryforward amounts in accordance with the provisions of ASC 740. We continually review the adequacy of the valuation allowance and recognize the benefits of deferred tax assets if reassessment indicates that it is more likely than not that the deferred tax assets will be realized based on earnings forecasts in the respective state tax jurisdictions. We had state net operating loss carryforwards (“NOLs”) as of October 3, 2015, of approximately $58.5 million. We had deferred tax assets of $2.4 million as of October 3, 2015, related to these state NOLs, with related valuation allowances against them of approximately $0.2 million. These state net loss carryforwards expire at various intervals from 2019 through 2035.
A valuation allowance is required if there is any evidence that some or all of a deferred tax asset will not be realized.  In making this final determination, the Company follows ASC 740 and looks to taxable income in prior carryback years, reversals of existing temporary book/tax differences, tax planning strategies and future taxable income exclusive of reversals of existing temporary differences.  By its very nature, future taxable income requires estimates and judgments about future events that may be predictable, but are far less certain than past events that can be objectively measured.  Based on current analysis and assessments, the Company concluded that no valuation allowance is required on existing deferred tax assets resulting from temporary deductible differences or on federal net operating losses as these are both expected to be fully utilized with future earnings or tax planning strategies.  However, based upon the analysis of the sources of taxable income, we did determine a valuation allowance was required on the deferred tax asset resulting from certain state net operating loss carryforwards.   The amount of the valuation allowance booked was calculated after considering all four sources mentioned above.
RECENT ACCOUNTING STANDARDS
For information regarding recently issued accounting standards, refer to Note 2(aa) and Note 2(bb) to our Consolidated Financial Statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Commodity Risk Sensitivity
We have a supply agreement with Parkdale to supply our yarn requirements until December 31, 2018. Under the supply agreement, we purchase from Parkdale all of our yarn requirements for use in our manufacturing operations, excluding yarns that Parkdale does not manufacture or cannot manufacture due to temporary capacity constraints. The purchase price of yarn is based upon the cost of cotton plus a fixed conversion cost. Thus, we are subject to the commodity risk of cotton prices and cotton price movements, which could result in unfavorable yarn pricing for us. We fix the cotton prices as a component of the purchase price of yarn, pursuant to the supply agreement, in advance of the shipment of finished yarn from Parkdale. Prices are set according to prevailing prices, as reported by the New York Cotton Exchange, at the time we elect to fix specific cotton prices.
Yarn with respect to which we have fixed cotton prices at October 3, 2015, was valued at $39.5 million, and is scheduled for delivery between October 2015 and October 2016. At October 3, 2015, a 10% decline in the market price of the cotton covered by our fixed price yarn would have had a negative impact of approximately $2.9 million on the value of the yarn. This compares to what would have been a negative impact of $1.1 million at our 2014 fiscal year end based on the yarn with fixed cotton prices at September 27, 2014.
We may use derivatives, including cotton option contracts, to manage our exposure to movements in commodity prices. We do not designate our options as hedge instruments upon inception. Accordingly, we mark to market changes in the fair market value of the options in cost of sales in the Consolidated Statements of Operations. We did not own any significant cotton options contracts on October 3, 2015, or September 27, 2014.
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
Interest Rate Sensitivity
Our U.S. revolving credit facility provides that the outstanding amounts owed shall bear interest at variable rates. If the amount of outstanding floating rate indebtedness at October 3, 2015, under the U.S. revolving credit facility had been outstanding during the entire year and the interest rate on this outstanding indebtedness was increased by 100 basis points, our expense would have increased by approximately $0.2 million, or 3.2%, for the fiscal year. This compares to an increase of $0.4 million, or 6.3%, for the 2014 fiscal year based on the outstanding floating rate indebtedness at September 27, 2014. The effect of a 100 basis point increase in interest rates would have had a lower dollar impact for the year ended October 3, 2015, compared to the year ended September 27, 2014, from the lower floating rate debt outstanding on October 3, 2015. The percentage increase is less significant for fiscal year 2015 than for fiscal year 2014 because our total interest expense for fiscal year 2015 was higher than our total interest expense for fiscal year 2014. The actual increase in interest expense resulting from a change in interest rates would depend on the magnitude of the increase in rates and the average principal balance outstanding.
Derivatives
From time to time, we may use interest rate swaps or other instruments to manage our interest rate exposure and reduce the impact of future interest rate changes. See Note 2(z) and Note 15(d) to the Consolidated Financial Statements for more information on our derivatives.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Our Consolidated Financial Statements for each of our fiscal years ended October 3, 2015, September 27, 2014, and June 29, 2013, and the transition period ended September 28, 2013, together with the Reports of Independent Registered Public Accounting Firms thereon, are included in this report commencing on page F-1 and are listed under Part IV, Item 15 in this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of October 3, 2015, and, based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures were effective at the evaluation date.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of October 3, 2015. In this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework)

("COSO") in Internal Control – Integrated Framework. The scope of our efforts to comply with the internal requirements of Section 404 of the Sarbanes-Oxely Act of 2002 with respect to fiscal year 2015 included all of our operations. Based on our evaluation, our management has concluded that, as of October 3, 2015, our internal control over financial reporting is effective.
The effectiveness of our internal control over financial reporting as of October 3, 2015, has been audited by KPMG LLP, our independent registered public accounting firm, who also audited our Consolidated Financial Statements. KPMG’s attestation report on our internal controls over financial reporting is included herein.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting during the fourth quarter of fiscal year 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Delta Apparel, Inc.:
We have audited Delta Apparel, Inc.’s internal control over financial reporting as of October 3, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Delta Apparel, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Delta Apparel, Inc. maintained, in all material respects, effective internal control over financial reporting as of October 3, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Delta Apparel, Inc. and subsidiaries as of October 3, 2015 and September 27, 2014, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the years then ended and the 13-week transition period ended September 28, 2013, and our report dated December 15, 2015 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Greenville, South Carolina
December 15, 2015

ITEM 9B.	OTHER INFORMATION
On December 11, 2015, the Company and Parkdale entered into a Fourth Amendment to Yarn Supply Agreement (the "Fourth Amendment"). The Fourth Amendment amends the terms of the Yarn Supply Agreement dated as of January 5, 2005, between the Company and Parkdale (the "Yarn Supply Agreement"), which was previously amended by the First Amendment to Yarn Supply Agreement dated as of June 26, 2009 (the "First Amendment"), the Second Amendment to Yarn Supply Agreement dated as of October 21, 2011 (the “Second Amendment”), and the Third Amendment to Yarn Supply Agreement dated as of March 11, 2013 (the “Third Amendment”). Pursuant to the Yarn Supply Agreement, as amended, the Company purchases from Parkdale all yarn required by the Company and its wholly owned subsidiaries for use in its manufacturing operations (excluding yarns that Parkdale did not manufacture as of the date of the Yarn Supply Agreement in the ordinary course of its business or due to temporary Parkdale capacity restraints).
Pursuant to the Fourth Amendment, the term of the Yarn Supply Agreement was extended until December 31, 2018. In addition, certain waste factors and conversion prices used to calculate the price of yarn purchased pursuant to the Yarn Supply Agreement were amended, with the new waste factors and pricing effective January 1, 2016.
The foregoing description of the Fourth Amendment is not complete and is qualified in its entirety by the actual provisions of the Fourth Amendment, a copy of which is filed as an exhibit to this Annual Report on Form 10-K (with portions omitted pursuant to a request for confidential treatment and which have been filed separately with the Securities and Exchange Commission) and incorporated herein by reference.
The Yarn Supply Agreement was filed as Exhibit 10.29 to the Company's Quarterly Report on Form 10-Q filed on February 9, 2005, the First Amendment was filed as Exhibit 10.7.1 to the Company's Annual Report on Form 10-K filed on August 28, 2009, the Second Amendment was filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on October 25, 2011, and the Third Amendment was filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 14, 2013. The Yarn Supply Agreement, the First Amendment, the Second Amendment and the Third Amendment are incorporated herein by reference.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item is incorporated herein by reference from the portions of the definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days following the end of our 2015 fiscal year under the headings "Proposal No. 1: Election of Directors", “Corporate Governance”, “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance.”
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
The information required by this Item is incorporated herein by reference from the portions of the definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days following the end of our 2015 fiscal year under the headings “Compensation Discussion and Analysis”, “Compensation Tables,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information relating to security ownership by certain beneficial owners and management is incorporated herein by reference from the portion of the definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days following the end of our 2015 fiscal year under the heading “Stock Ownership of Management and Principal Shareholders."
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
Set forth in the table below is certain information about securities issuable under our equity compensation plans as of October 3, 2015.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	528,800	$10.84	287,034
Equity compensation plans not approved by security holders	86,000	$8.30	—
Total	614,800	$10.48	287,034
For additional information on our stock-based compensation plans, see Note 12 - Employee Benefit Plans to the Consolidated Financial Statements.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated herein by reference from the portion of the definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days following the end of our 2015 fiscal year under the headings “Related Party Transactions” and "Corporate Governance".

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item is incorporated herein by reference from the portion of the definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days following the end of our 2015 fiscal year under the heading “Proposal No. 4: Ratification of Appointment of Independent Registered Public Accounting Firm”.
PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
Financial Statements:
Reports of Independent Registered Public Accounting Firms.
Consolidated Balance Sheets as of October 3, 2015, and September 27, 2014.
Consolidated Statements of Operations for the years ended October 3, 2015 and September 27, 2014, 13-week transition period ended September 28, 2013, and for the year ended June 29, 2013.
Consolidated Statements of Comprehensive Income (Loss) for the years ended October 3, 2015 and September 27, 2014, 13-week transition period ended September 28, 2013, and for the year ended June 29, 2013.
Consolidated Statements of Shareholders’ Equity for the years ended October 3, 2015 and September 27, 2014, 13-week transition period ended September 28, 2013, and for the year ended June 29, 2013.
Consolidated Statements of Cash Flows for the years ended October 3, 2015 and September 27, 2014, 13-week transition period ended September 28, 2013, and for the year ended June 29, 2013.
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

10.2.3
Fourth Amendment to Fourth Amended and Restated Loan and Security Agreement, dated February 27, 2015, among Delta Apparel, Inc., M.J. Soffe, LLC (successor by merger to TCX, LLC), Junkfood Clothing Company, To The Game, LLC, and Art Gun, LLC, the financial institutions named therein as Lenders, Wells Fargo Bank, National Association, as Administrative Agent, Bank of America, N.A., as Syndication Agent, Wells Fargo Capital Finance, LLC, as Sole Lead Arranger, and Wells Fargo Capital Finance, LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Joint Bookrunners: Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on March 4, 2015.

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

10.6
Yarn Supply Agreement dated as of January 5, 2005, between Delta Apparel, Inc. and Parkdale Mills, LLC and Parkdale America, LLC: Incorporated by reference to Exhibit 10.29 to the Company’s Form 10-Q filed on February 9, 2005.**

10.6.1
First Amendment to Yarn Supply Agreement dated as of June 26, 2009 between Delta Apparel, Inc. and Parkdale Mills, LLC, and Parkdale America, LLC: Incorporated by reference to Exhibit 10.7.1 to the Company’s Form 10-K filed on August 28, 2009.**

10.6.2
Second Amendment to Yarn Supply Agreement dated as of October 21, 2011 between Delta Apparel, Inc. and Parkdale Mills, LLC, and Parkdale America, LLC: Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on October 25, 2011.**

10.6.3
Third Amendment to Yarn Supply Agreement dated as of March 11, 2013, between Delta Apparel, Inc. and Parkdale Mills, LLC, and Parkdale America, LLC: Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on March 14, 2013.**

10.6.4	Fourth Amendment to Yarn Supply Agreement dated as of December 11, 2015, between Delta Apparel, Inc. and Parkdale Mills, LLC, and Parkdale America, LLC**

10.7	Employment Agreement between Delta Apparel, Inc. and Deborah H. Merrill dated December 31, 2012: Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on January 3, 2013.***

10.8	Employment Agreement between Delta Apparel, Inc. and Martha M. Watson dated December 31, 2012: Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on January 3, 2013.***

10.9	Employment Agreement between Delta Apparel, Inc. and Steven E. Cochran dated December 31, 2012: Incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed on January 3, 2013.***

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

10.11.1
First Amendment to Employment Agreement between Delta Apparel, Inc. and Robert W. Humphreys dated August 17, 2011: Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on August 19, 2011.***

10.11.2
Second Amendment to Employment Agreement between Delta Apparel, Inc. and Robert W. Humphreys dated June 6, 2012: Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 8, 2012.***

10.11.3
Third Amendment to Employment Agreement between Delta Apparel, Inc. and Robert W. Humphreys dated December 5, 2014: Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on December 8, 2014.***

10.12	Form of Restricted Stock Unit and Performance Unit Award Agreement: Incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q filed on November 3, 2011.***

10.13	Delta Apparel Short-Term Incentive Compensation Plan: Incorporated by reference to Exhibit A to the Company's Proxy Statement filed on September 28, 2011.***

10.14	Form of Restricted Stock Unit and Performance Unit Award Agreement: Incorporated by reference to Exhibit 10.14 to the Company's Form 10-K filed on August 29, 2013.***

10.15	Agreement between Delta Apparel, Inc. and IMG Worldwide, Inc. dated December 6, 2013: Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on December 6, 2013.

10.16	Form of Restricted Stock Unit Award Agreement: Incorporated by reference to Exhibit 10.16 to the Company's Form 10-K filed on December 10, 2014.***

10.17	Form of Performance Unit Award Agreement: Incorporated by reference to Exhibit 10.17 to the Company's Form 10-K filed on December 10, 2014.***

16	February 13, 2014, Correspondence from Ernst & Young LLP to SEC: Incorporated by reference to Exhibit 16.1 to the Company's Form 8-K filed on February 13, 2014.

21	Subsidiaries of the Company.

23.1	Consent of Independent Registered Public Accounting Firm.

23.2	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
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

DELTA APPAREL, INC.
(Registrant)

December 15, 2015	By: /s/ Deborah H. Merrill
Date	Deborah H. Merrill
Vice President, Chief Financial Officer and Treasurer
(principal financial and accounting officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and as of the dates indicated.

/s/ J. Bradley Campbell	12/15/2015	/s/ Robert W. Humphreys	12/15/2015
James B. Campbell	Date	Robert W. Humphreys	Date
Director		Chairman and Chief Executive Officer

/s/ Sam P. Cortez	12/15/2015	/s/ Deborah H. Merrill	12/15/2015
Sam P. Cortez	Date	Deborah H. Merrill	Date
Director		Vice President, Chief Financial Officer and
Treasurer (principal financial and accounting officer)

/s/ Elizabeth J. Gatewood	12/15/2015	/s/ Suzanne B. Rudy	12/15/2015
Elizabeth J. Gatewood	Date	Suzanne B. Rudy	Date
Director		Director

/s/ G. Jay Gogue	12/15/2015	/s/ Robert E. Staton, Sr.	12/15/2015
G. Jay Gogue	Date	Robert E. Staton, Sr.	Date
Director		Director

Delta Apparel, Inc. and Subsidiaries
Index to Consolidated Financial Statements

Reports of Independent Registered Public Accounting Firms	F-2

Consolidated Balance Sheets as of October 3, 2015 and September 27, 2014	F-4

Consolidated Statements of Operations for the years ended October 3, 2015 and September 27, 2014, 13-week transition period ended September 28, 2013, and year ended June 29, 2013	F-5

Consolidated Statements of Comprehensive Income (Loss) for the years ended October 3, 3015 and September 27, 2014, 13-week transition period ended September 28, 2013, and year ended June 29, 2013	F-6

Consolidated Statements of Shareholders’ Equity for the years ended October 3, 2015 and September 27, 2014, 13-week transition period ended September 28, 2013, and year ended June 29, 2013	F-7

Consolidated Statements of Cash Flows for the years ended October 3, 2015 and September 27, 2014, 13-week transition period ended September 28, 2013, and year ended June 29, 2013	F-8

Notes to Consolidated Financial Statements	F-9

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Delta Apparel, Inc.:
We have audited the accompanying consolidated balance sheets of Delta Apparel, Inc. and subsidiaries as of October 3, 2015 and September 27, 2014, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the years then ended and the 13-week transition period ended September 28, 2013. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule II listed in Section 15 (a) (2). These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Delta Apparel, Inc. and subsidiaries as of October 3, 2015 and September 27, 2014, and the results of their operations and their cash flows for each of the years then ended and the 13-week transition period ended September 28, 2013, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Delta Apparel, Inc.’s internal control over financial reporting as of October 3, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated December 15, 2015 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
                                    /s/ KPMG LLP
Greenville, South Carolina
December 15, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Delta Apparel, Inc. and subsidiaries

We have audited the accompanying consolidated statements of operations, comprehensive income, shareholders' equity, and cash flows of Delta Apparel, Inc. and subsidiaries for the year ended June 29, 2013.  Our audit also included the financial statement schedule for the year ended June 29, 2013 listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Delta Apparel, Inc. and subsidiaries for the year ended June 29, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information for the year ended June 29, 2013 set forth therein.

/s/ Ernst & Young LLP
Atlanta, Georgia
August 29, 2013

Delta Apparel, Inc. and Subsidiaries
Consolidated Balance Sheets
(Amounts in thousands, except share amounts and per share data)

	October 3, 2015	September 27, 2014
Assets
Cash and cash equivalents	$300	$612
Accounts receivable, net	61,921	68,181
Other receivables	820	621
Income tax receivable	—	1,360
Inventories, net	148,372	162,188
Prepaid expenses and other current assets	4,124	4,534
Deferred income taxes	7,301	12,152
Total current assets	222,838	249,648

Property, plant and equipment, net	39,653	41,005
Goodwill	36,729	36,729
Intangible assets, net	22,162	23,500
Other assets	3,528	3,696
Total assets	$324,910	$354,578

Liabilities and Shareholders’ Equity
Liabilities:
Accounts payable	$53,349	$57,719
Accrued expenses	20,661	20,167
Income taxes payable	87	—
Current portion of long-term debt	8,340	15,504
Total current liabilities	82,437	93,390

Long-term debt, less current maturities	93,872	114,469
Deferred income taxes	7	3,399
Other liabilities	995	1,513
Contingent consideration	3,100	3,600
Total liabilities	$180,411	$216,371

Commitments and contingencies

Shareholders’ equity:
Preferred stock—$0.01 par value, 2,000,000 shares authorized, none issued and outstanding	—	—
Common stock —$0.01 par value, 15,000,000 shares authorized, 9,646,972 shares issued, and 7,797,166 and 7,877,674 shares outstanding as of October 3, 2015 and September 27, 2014, respectively	96	96
Additional paid-in capital	59,399	59,649
Retained earnings	107,715	99,622
Accumulated other comprehensive loss	(429)	(269)
Treasury stock —1,849,806 and 1,769,298 shares as of October 3, 2015 and September 27, 2014, respectively	(22,282)	(20,891)
Total shareholders’ equity	144,499	138,207
Total liabilities and shareholders’ equity	$324,910	$354,578
See accompanying Notes to Consolidated Financial Statements.

Delta Apparel, Inc. and Subsidiaries
Consolidated Statements of Operations
(Amounts in thousands, except per share data)

	Fiscal Year Ended	Fiscal Year Ended	13-Week Transition Period Ended	Fiscal Year Ended
	October 3, 2015	September 27, 2014	September 28, 2013	June 29, 2013
Net sales	$449,142	$452,901	$122,559	$490,523
Cost of goods sold	360,823	367,160	95,439	381,014
Gross profit	88,319	85,741	27,120	109,509

Selling, general and administrative expenses	81,086	86,275	26,588	94,944
Change in fair value of contingent consideration	(500)	200	—	—
Gain on sale of business	(7,704)	—	—	—
Other (income) expense, net	(682)	927	(24)	662
Operating income (loss)	16,119	(1,661)	556	13,903

Interest expense	6,021	5,792	1,033	3,997
Earnings (loss) before provision for (benefit from) income taxes	10,098	(7,453)	(477)	9,906
Provision for (benefit from) income taxes	2,005	(6,493)	(1,045)	722
Net earnings (loss)	$8,093	$(960)	$568	$9,184

Basic earnings (loss) per share	$1.03	$(0.12)	$0.07	$1.12
Diluted earnings (loss) per share	$1.00	$(0.12)	$0.07	$1.08

Weighted average number of shares outstanding	7,874	7,901	7,848	8,234
Dilutive effect of stock options and awards	206	—	227	252
Weighted average number of shares assuming dilution	8,080	7,901	8,075	8,486
See accompanying Notes to Consolidated Financial Statements.

Delta Apparel, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(Amounts in thousands)

	Fiscal Year Ended	Fiscal Year Ended	13-Week Transition Period Ended	Fiscal Year Ended
	October 3, 2015	September 27, 2014	September 28, 2013	June 29, 2013
Net earnings (loss)	$8,093	$(960)	$568	$9,184
Other comprehensive (loss) income related to unrealized (loss) gain on derivatives, net of income tax	(160)	288	(475)	47
Comprehensive income (loss)	$7,933	$(672)	$93	$9,231

See accompanying Notes to Consolidated Financial Statements.

Delta Apparel, Inc. and Subsidiaries
Consolidated Statements of Shareholders’ Equity
(Amounts in thousands, except share amounts)

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Total
Balance at June 30, 2012	9,646,972	$96	$60,367	$90,830	$(129)	1,222,263	$(12,197)	$138,967

Net earnings and other comprehensive gain	—	—	—	9,184	47	—	—	9,231
Stock grant	—	—	(115)	—	—	(11,250)	115	—
Stock options exercised	—	—	(553)	—	—	(31,401)	339	(214)
Excess tax benefits from option exercises	—	—	34	—	—	—	—	34
Purchase of common stock	—	—	—	—	—	544,576	(7,817)	(7,817)
Stock based compensation	—	—	865	—	—	—	—	865
Balance at June 29, 2013	9,646,972	96	60,598	100,014	(82)	1,724,188	(19,560)	141,066

Net earnings and other comprehensive loss	—	—	—	568	(475)	—	—	93
Stock grant	—	—	(1,501)	—	—	(77,000)	898	(603)
Stock options exercised	—	—	(69)	—	—	(3,412)	39	(30)
Excess tax benefits from option exercises	—	—	(1)	—	—	—	—	(1)
Purchase of common stock	—	—	—	—	—	129,348	(2,051)	(2,051)
Stock based compensation	—	—	398	—	—	—	—	398
Balance at September 28, 2013	9,646,972	96	59,425	100,582	(557)	1,773,124	(20,674)	138,872

Net loss and other comprehensive gain	—	—	—	(960)	288	—	—	(672)
Stock grant	—	—	—	—	—	—	—	—
Stock options exercised	—	—	(32)	—	—	(82,500)	963	931
Excess tax benefits from option exercises	—	—	27	—	—	—	—	27
Purchase of common stock	—	—	—	—	—	78,674	(1,180)	(1,180)
Stock based compensation	—	—	229	—	—	—	—	229
Balance at September 27, 2014	9,646,972	$96	$59,649	$99,622	$(269)	1,769,298	$(20,891)	$138,207

Net earnings and other comprehensive loss	—	—	—	8,093	(160)	—	—	7,933
Stock grant	—	—	(663)	—	—	(42,244)	208	(455)
Stock options exercised	—	—	(304)	—	—	(17,584)	502	198
Reduction of tax benefits recognized from stock options	—	—	(673)	—	—	—	—	(673)
Purchase of common stock	—	—	—	—	—	140,336	(2,101)	(2,101)
Stock based compensation	—	—	1,390	—	—	—	—	1,390
Balance at October 3, 2015	9,646,972	$96	$59,399	$107,715	$(429)	1,849,806	$(22,282)	$144,499
See accompanying Notes to Consolidated Financial Statements.

Delta Apparel, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Amounts in thousands)

	Fiscal Year Ended	Fiscal Year Ended	13-Week Transition Period Ended	Fiscal Year Ended
	October 3, 2015	September 27, 2014	September 28, 2013	June 29, 2013
Operating activities:
Net earnings (loss)	$8,093	$(960)	$568	$9,184
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation	8,204	8,156	1,847	7,407
Amortization of intangibles	1,338	1,337	223	607
Amortization of deferred financing fees	517	362	89	363
Excess tax benefits from exercise of stock options	(2)	(27)	1	(34)
Provision for (benefit from) deferred income taxes	786	(6,382)	(1,386)	176
(Benefit from) provision for allowances on accounts receivable, net	(175)	201	1,159	(513)
Non-cash stock compensation	1,390	229	398	865
Change in the fair value of contingent consideration	(500)	200	—	—
Loss (gain) on disposal of property and equipment	29	126	(15)	93
Fixed asset impairment charge	—	913	—	328
Gain on sale of The Game assets before transaction costs	(8,114)	—	—	—
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	6,236	(296)	4,961	(458)
Inventories, net	7,730	3,002	(5,676)	2,119
Prepaid expenses and other current assets	376	(747)	343	(358)
Other non-current assets	(308)	198	(41)	(90)
Accounts payable	(4,370)	4,698	2,405	4,152
Accrued expenses	158	2,503	(965)	1,819
Income taxes	1,447	(101)	1,006	6,592
Other liabilities	(528)	561	248	(88)
Net cash provided by operating activities	22,307	13,973	5,165	32,164

Investing activities:
Purchases of property and equipment	(7,773)	(8,894)	(2,992)	(7,922)
Proceeds from sale of equipment	470	71	7	72
Proceeds from sale of The Game assets	14,913	—	—	—
Cash paid for businesses, net of cash acquired	—	—	(15,000)	—
Net cash provided by (used in) investing activities	7,610	(8,823)	(17,985)	(7,850)

Financing activities:
Proceeds from long-term debt	497,364	493,360	156,751	486,908
Repayment of long-term debt	(525,125)	(498,121)	(140,696)	(503,094)
Payment of capital financing	(150)	—	—	—
Payment of financing fees	(42)	(384)	(319)	—
Repurchase of common stock	(2,023)	(1,180)	(2,051)	(7,817)
Proceeds from exercise of stock options	59	931	—	23
Payment of withholding taxes on exercise of stock options	(314)	—	(633)	(237)
Excess tax benefits from exercise of stock options	2	27	(1)	34
Net cash (used in) provided by financing activities	(30,229)	(5,367)	13,051	(24,183)
Net (decrease) increase in cash and cash equivalents	(312)	(217)	231	131
Cash and cash equivalents at beginning of period	612	829	598	467
Cash and cash equivalents at end of period	$300	$612	$829	$598

Supplemental cash flow information:
Cash paid during the period for interest	$4,803	$4,698	$899	$3,458
Cash (received) paid during the period for income taxes, net of refunds received	$(328)	$255	$(956)	$(6,013)
Non-cash financing activity—shortfall to excess tax benefit pool	$673	$—	$—	$—
Non-cash financing activity—issuance of promissory notes	$—	$—	$20,387	$—
Non-cash financing activity—capital lease agreement	$—	$778	$—	$—
See accompanying Notes to Consolidated Financial Statements.

Delta Apparel, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
October 3, 2015

NOTE 1—THE COMPANY
Delta Apparel, Inc. is an international apparel design, marketing, manufacturing and sourcing company that features a diverse portfolio of lifestyle basics and branded activewear apparel and headwear. We specialize in selling casual and athletic products through a variety of distribution channels and distribution tiers, including specialty stores, boutiques, department stores, mid and mass channels, e-retailers, and the U.S. military. Our products are also made available direct-to-consumer on our websites. We design and internally manufacture the majority of our products, which allows us to offer a high degree of consistency and quality controls as well as leverage scale efficiencies. We have manufacturing operations located in the United States, El Salvador, Honduras and Mexico, and use domestic and foreign contractors as additional sources of production. Our distribution facilities are strategically located throughout the United States to better serve our customers with same-day shipping on our catalog products and weekly replenishments to retailers.
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
(b) Fiscal Year: We operate on a 52-53 week fiscal year ending on the Saturday closest to September 30. The 2015 fiscal year was a 53-week year that ended on October 3, 2015. The 2014 and 2013 fiscal years were 52-week years that ended on September 27, 2014, and June 29, 2013, respectively. The transition period resulting from the change in our fiscal year end was a 13-week quarter that ended on September 28, 2013, to coincide with the change in our fiscal year end. On August 26, 2013, our Board of Directors determined that the Company's fiscal year would begin on the Sunday closest to September 30th of each year and end on the Saturday closest to September 30th of each year.
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
(g) Accounts Receivable: Accounts receivable consists primarily of receivables from our customers arising from the sale of our products, and we generally do not require collateral from our customers. We actively monitor our exposure to credit risk through the use of credit approvals and credit limits. Accounts receivable is presented net of reserves for allowances which include allowance for doubtful accounts, returns and allowances. The reserves for allowances were $3.0 million and $3.2 million, as of October 3, 2015, and September 27, 2014, respectively.

We estimate the net collectibility of our accounts receivable and establish an allowance for doubtful accounts based upon this assessment. In situations where we are aware of a specific customer’s inability to meet its financial obligation, such as in the case of a bankruptcy filing, a specific reserve for bad debts is recorded against amounts due to reduce the net recognized receivable to the amount reasonably expected to be collected. For all other customers, reserves are determined through analysis of the aging of accounts receivable balances, historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in customer payment terms. In addition, reserves are established for other concessions that have been extended to customers, including advertising, markdowns and other accommodations, net of historical recoveries. These reserves are determined based upon historical deduction trends and evaluation of current market conditions. Bad debt expense was less than 1% of net sales in fiscal years 2015 and 2014, the transition period ended September 28, 2013, and fiscal year 2013.
(h) Inventories: We state inventories at the lower of cost or market using the first-in, first-out method. Inventory cost includes materials, labor and manufacturing overhead on manufactured inventory, and all direct and associated costs, including inbound freight, to acquire sourced products. See Note 2(y) for further information regarding yarn procurements. We regularly review inventory quantities on hand and record reserves for obsolescence, excess quantities, irregulars and slow moving inventory based on historical selling prices, current market conditions, and forecasted product demand to reduce inventory to its net realizable value.
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
(l) Goodwill and Intangible Assets: We recorded goodwill and intangible assets with definite lives, including trade names and trademarks, customer relationships, technology, and non-compete agreements, in conjunction with the acquisitions of Salt Life, Junkfood, and Art Gun. Intangible assets are amortized based on their estimated economic lives, ranging from four to twenty years. Goodwill represents the excess of the purchase price over the fair value of net identified tangible and intangible assets and liabilities acquired, and is not amortized. The total amount of goodwill is expected to be deductible for tax purposes. See Note 7 — Goodwill and Intangible Assets for further details.
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
(n) Contingent Consideration: At the end of each reporting period, we are required to remeasure the fair value of the contingent consideration related to the Salt Life and Art Gun acquisitions in accordance with FASB Codification No. 805, Business Combinations (“ASC 805”). Based on the operating results and projections, we analyzed the fair value of the contingent consideration for both Salt Life and Art Gun as of October 3, 2015. The contingent consideration for Salt Life was $3.1 million and $3.6 million at October 3, 2015, and September 27, 2014, respectively. No contingent consideration is expected to be paid under the terms of the Art Gun arrangement.
(o) Self-Insurance Reserves: Prior to January 1, 2015, our medical, prescription and dental care benefits were primarily self-insured. Our prior self-insurance accruals were based on claims filed and estimates of claims incurred but not reported. We develop estimates of claims incurred but not reported based upon the historical time it takes for a claim to be reported and paid and historical claim amounts. We had self-insurance reserves of approximately $0.1 million at October 3, 2015, and $0.5 million at September 27, 2014. Effective January 1, 2015, our medical and prescription benefits became fully insured, but our dental insurance remained self-insured.
(p) Income Taxes: We account for income taxes under the liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.
(q) Cost of Goods Sold: We include in cost of goods sold all manufacturing and sourcing costs incurred prior to the receipt of finished goods at our distribution facilities. The cost of goods sold principally includes product cost, purchasing costs, inbound freight charges, insurance, inventory write-downs, and depreciation and amortization expense associated with our manufacturing and sourcing operations. Our gross margins may not be comparable to other companies, since some entities include costs related to their distribution network in cost of goods sold and we exclude them from gross margin, including them instead in selling, general and administrative expenses.
(r) Selling, General and Administrative Expense: We include in selling, general and administrative expenses costs incurred subsequent to the receipt of finished goods at our distribution facilities, such as the cost of stocking, warehousing, picking and packing, and shipping goods for delivery to our customers. Distribution costs included in selling, general and administrative expenses totaled $16.8 million, $16.9 million and $17.5 million in fiscal years 2015, 2014 and 2013, respectively, and $4.4 million for the transition period ended September 28, 2013. In addition, selling, general and administrative expenses include costs related to sales associates, administrative personnel cost, advertising and marketing expenses, royalty payments on licensed products, and other general and administrative expenses.
(s) Advertising Costs: All costs associated with advertising and promoting our products are expensed during the year in which they are incurred and are included in selling, general and administrative expenses in the Consolidated Statements of Operations. We participate in cooperative advertising programs with our customers. Depending on the customer, our defined cooperative programs allow the customer to use from 2% to 5% of its net purchases from us towards advertisements of our products. Because our products are being specifically advertised, we are receiving an identifiable benefit resulting from the consideration for cooperative advertising. Therefore, pursuant to FASB Codification No. 605-50, Revenue Recognition, Customers Payments and Incentives, we record cooperative advertising costs as a selling expense and the related cooperative advertising reserve as an accrued liability. Advertising costs totaled $4.7 million, $3.6 million and $3.8 million in fiscal years 2015, 2014 and 2013, respectively, and $0.8 million for the transition period ended September 28, 2013. Included in these costs were $1.1 million, $1.1 million and $1.5 million in fiscal years 2015, 2014 and 2013, respectively, and $0.3 million for the transition period ended September 28, 2013, related to our cooperative advertising programs.
(t) Stock-Based Compensation: Stock-based compensation cost is accounted for under the provisions of FASB Codification No. 718, Compensation – Stock Compensation (“ASC 718”), the Securities and Exchange Commission Staff Accounting Bulletin No. 107 ("SAB 107"), and the Securities and Exchange Commission Staff Accounting Bulletin No. 110 ("SAB 110"). ASC 718 requires all stock-based payments to employees, including grants of employee stock options, to be recognized as expense over the vesting period using a fair value method. We estimate the fair value of stock options using the Black-Scholes options pricing model. The fair value of our restricted stock awards is the quoted market value of our stock on the grant date.  For performance-based stock awards, in the event we determine it is no longer probable that we will achieve the minimum performance criteria specified in the award, we reverse all of the previously recognized compensation expense in the period such a determination is made. We recognize the fair value, net of estimated forfeitures, as a component of selling, general and administrative expense in the Consolidated Statements of Operations over the vesting period.
(u) Earnings per Share: We compute basic earnings per share ("EPS") by dividing net income by the weighted average number of common shares outstanding during the year pursuant to FASB Codification No. 260, Earnings Per Share (“ASC 260”). Basic EPS includes no dilution. Diluted EPS is calculated, as set forth in ASC 260, by dividing net income by the weighted average number of common shares outstanding adjusted for the issuance of potentially dilutive shares. Potential dilutive shares consist of common stock issuable under the assumed exercise of outstanding stock options and awards using the treasury stock method. This method, as required by ASC 718, assumes that the potential common shares are issued and the proceeds from the exercise, along with the amount of compensation expense attributable to future services, are used to purchase common stock at the exercise date. The difference between the number of potential shares issued and the number of shares purchased is added as incremental shares to the actual number of shares outstanding to compute diluted EPS. Outstanding stock options and awards that result in lower potential shares issued than shares purchased under the treasury stock method are not included in the computation of diluted EPS since their inclusion would have an anti-dilutive effect on EPS.
(v) Foreign Currency Translation: Our functional currency for our foreign operated manufacturing facilities is the United States dollar. We remeasure those assets and liabilities denominated in foreign currencies using exchange rates in effect at each balance sheet date. Property, plant and equipment and the related accumulated depreciation or amortization are recorded at the exchange rates in effect on the date we acquired the assets. Revenues and expenses denominated in foreign currencies are remeasured using average exchange rates for all periods presented. We recognize the resulting foreign exchange gains and losses as a component of other income and expense in the Consolidated Statements of Operations. These gains and losses are immaterial for all periods presented.
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
(x) Other Comprehensive Income (Loss): Other Comprehensive Income (Loss) consists of net earnings (loss) and unrealized gains (losses) from cash flow hedges, net of tax. Accumulated other comprehensive loss contained in the shareholders’ equity section of the Consolidated Balance Sheets was 0.4 million and 0.3 million as of October 3, 2015 and September 27, 2014, respectively, and was related to interest rate swap agreements.
(y) Yarn and Cotton Procurements: We have a supply agreement with Parkdale to supply our yarn requirements until December 31, 2018. Under the supply agreement, we purchase from Parkdale all of our yarn requirements for use in our manufacturing operations, excluding yarns that Parkdale does not manufacture or cannot manufacture due to temporary capacity constraints. The purchase price of yarn is based upon the cost of cotton plus a fixed conversion cost. Thus, we are subject to the commodity risk of cotton prices and cotton price movements, which could result in unfavorable yarn pricing for us. We fix the cotton prices as a component of the purchase price of yarn, pursuant to the supply agreement, in advance of the shipment of finished yarn from Parkdale. Prices are set according to prevailing prices, as reported by the New York Cotton Exchange, at the time we elect to fix specific cotton prices.
(z) Derivatives: From time to time we enter into forward contracts, option agreements or other instruments to limit our exposure to fluctuations in interest rates and raw material prices with respect to long-term debt and cotton purchases, respectively. We determine at inception whether the derivative instruments will be accounted for as hedges.
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
From time to time, we may purchase cotton option contracts to economically hedge the risk related to market fluctuations in the cost of cotton used in our operations. During fiscal year 2014 we entered into various cotton option contracts to economically hedge the risk related to market fluctuations in the cost of cotton used in our operations. We do not receive hedge accounting treatment for these derivatives. As such the realized gains and losses associated with them were recorded within cost of goods sold on the Consolidated Statement of Operations. There were no significant raw material option agreements that were purchased during fiscal year 2015, the transition period ended September 28, 2013, or fiscal year 2013.
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
During fiscal years 2015, 2014, 2013 and the transition period ended September 28, 2013, the interest rate swap agreements had minimal ineffectiveness and were considered highly-effective hedges.
The changes in fair value of the interest rate swap agreements resulted in an AOCI loss, net of taxes, of $0.2 million for the year ended October 3, 2015, an AOCI gain, net of taxes of $0.3 million for the year ended September 27, 2014, an AOCI loss, net of taxes, of $0.5 million for the transition period ended September 28, 2013, and an AOCI gain, net of taxes, of $47 thousand for the year ended June 29, 2013. See Note 16(d) - Derivatives for further details.
(aa) Recently Adopted Accounting Pronouncements:
In July 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2013-11, Income Taxes (Topic 740), Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, ("ASU 2013-11"). This new guidance requires entities to present unrecognized tax benefits as a decrease in a net operating loss, similar tax loss or tax credit carryforward if said losses are expected to be utilized in offsetting liabilities accrued as the result of uncertain tax position(s) under certain other criteria. The determination of whether a deferred tax asset is available is based on the unrecognized tax benefit and the deferred tax asset that exists as of the reporting date and presumes disallowance of the tax position at the reporting date.  This amendment is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2013.  ASU 2013-11 was adopted on September 28, 2014, and the adoption had no impact on our Consolidated Financial Statements and related disclosures.
(bb) Recently Issued Accounting Pronouncements Not Yet Adopted:
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, ("ASU 2014-09"). This new guidance requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. ASU 2014-09 is effective for annual periods beginning after December 15, 2017, for public business entities and permits the use of either the retrospective or cumulative effect transition method. Early application is permitted only as of annual reporting periods beginning after December 15, 2016. ASU 2014-09 is therefore effective for our fiscal year beginning September 30, 2018. We are evaluating the effect that ASU 2014-09 will have on our Consolidated Financial Statements and related disclosures.
In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory, ("ASU 2015-11").  This new guidance requires an entity to measure inventory at the lower of cost and net realizable value. Currently, entities measure inventory at the lower of cost or market. ASU 2015-11 replaces market with net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.  Subsequent measurement is unchanged for inventory measured under last-in, first-out or the retail inventory method.  ASU 2015-11 requires prospective adoption for inventory measurements for fiscal years beginning after December 15, 2016, and interim periods within those years for public business entities.  Early application is permitted.  ASU 2015-11 is therefore effective in our fiscal year beginning October 1, 2017. We are evaluating the effect that ASU 2015-11 will have on our Consolidated Financial Statements and related disclosures.
In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, ("ASU 2015-17"). This new guidance requires businesses to classify deferred tax liabilities and assets on their balance sheets as noncurrent. Under existing accounting, a business must separate deferred income tax liabilities and assets into current and noncurrent. ASU 2015-17 was issued as a way to simplify the way businesses classify deferred tax liabilities and assets on their balance sheets. Public companies must apply ASU 2015-17 to fiscal years beginning after December 15, 2016. Companies must follow the requirements for interim periods within those fiscal years, but early adoption at the beginning of an interim or annual period is allowed for all entities. ASU 2015-17 is therefore effective in our fiscal year beginning October 4, 2016. We are evaluating the effect that ASU 2015-17 will have on our Consolidated Financial Statements and related disclosures.

NOTE 3—SALE OF THE GAME
On March 2, 2015, we completed the sale of our The Game branded collegiate headwear and apparel business to David Peyser Sportswear, Inc., owner of MV Sport, Inc., for $14.9 million. The business sold consisted of The Game branded products sold nationally in college bookstores and through team dealers. This transaction further strengthened our balance sheet and enables us to focus on areas of our business that are more strategic to our long-term goals. Our Salt Life business and corporate business, Kudzu, previously operated within To The Game, LLC (now Salt Life, LLC) were not included in the sale of the collegiate part of the business.
The sale included finished goods inventory of $6.0 million, $0.4 million in fixed assets, and $0.1 million in other assets, along with the requirement that we indemnify up to $0.3 million of legal costs associated with a particular litigation matter which was subsequently settled. The transaction did not include accounts receivable which we subsequently collected in the normal course of business, and certain undecorated apparel inventory. We incurred $0.4 million in direct selling expenses associated with the transaction. In addition, we incurred certain indirect costs associated with the transaction, including a $0.8 million devaluation of the inventory not included in the sale and $1.4 million in indirect incentive-based expenses.
The pre-tax gain on the sale of The Game assets, inclusive of the direct and indirect expenses, was $5.6 million. The transaction and associated indirect expenses were recorded in our Condensed Consolidated Statements of Operations in our 2015 second quarter as follows: (i) proceeds of $14.9 million less costs of assets sold and direct selling costs resulting in a gain of $7.7 million recorded as a gain on sale of business; (ii) $1.4 million in indirect expenses recorded in our selling, general and administrative expense; and (iii) $0.8 million of indirect expenses recorded in our cost of goods sold. For income tax purposes, this gain and associated indirect expenses were treated as a discrete item and resulted in $2.2 million in income tax expense being recorded in our 2015 second quarter.

NOTE 4—ACQUISITIONS
On August 27, 2013, Salt Life, LLC (f/k/a To The Game, LLC) purchased substantially all of the assets of Salt Life Holdings, LLC ("Salt Life Holdings"), including all of its domestic and international trademark rights in the Salt Life brand (the "Salt Life Acquisition").The purchase price for the Salt Life Acquisition consisted of: (i) a cash payment at closing of $12,000,000, (ii) a deposit at closing of $3,000,000 into an escrow account to be held to secure indemnification obligations of the seller under the asset purchase agreement and to be held for a period of up to fifty-four months following the closing, and (iii) delivery of two promissory notes in the aggregate principal amount of $22,000,000. An additional amount may be payable in cash after the end of calendar year 2019 if financial performance targets involving the sale of Salt Life-branded products are met during the 2019 calendar year. At acquisition, we recorded an accrual of $3.4 million for the fair value of the contingent consideration associated with the Salt Life Acquisition. We financed the cash portion of the purchase price through our Fourth Amended and Restated Loan and Security Agreement, as amended on August 27, 2013. We expensed all acquisition-related costs totaling $0.3 million in the selling, general and administrative expense line item of our Condensed Consolidated Statements of Operations in the quarter ended September 28, 2013.
On December 6, 2013, we entered into an agreement (the "IMG Agreement") with IMG Worldwide, Inc. ("IMG") that provides for the termination of the Salt Life brand license agreements entered into between Delta and IMG (as agent on behalf of Salt Life Holdings) prior to the Salt Life Acquisition as well as the agency agreement entered into between Salt Life Holdings and IMG prior to the Salt Life Acquisition. In addition, the IMG Agreement provides that Delta and Salt Life Holdings are released from all obligations and liabilities under those agreements or relating to the Salt Life Acquisition. Pursuant to the IMG Agreement, Salt Life and IMG entered into a separate, multi-year agency agreement, which has since been terminated, whereby IMG represented Salt Life with respect to the licensing of the Salt Life brand in connection with certain product and service categories. Salt Life agreed to pay IMG installments totaling $3,500,000 to terminate the existing arrangements. As a result, the above-referenced $3,000,000 indemnification asset was released from escrow during the quarter ended December 28, 2013, and applied towards these payment obligations, along with additional amounts previously accrued for royalty obligations under the above-referenced Salt Life brand license agreements. During the years ended October 3, 2015, and September 27, 2014, we made payments of $0.8 million and $2.1 million, respectively, in accordance with the terms of the agreement. As of October 3, 2015, there were 3 quarterly installments of $195 thousand remaining. We have recorded the fair value of the liability as of October 3, 2015, on our financials with $0.6 million in accrued expenses.
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

		Economic Life
Goodwill	$19,917	N/A

Intangibles:
Tradename/trademarks	16,000	30 years
License agreements	2,100	15 – 30 years
Non-compete agreements	770	6.6 years
Total intangibles	18,870

Total goodwill and intangibles	$38,787

NOTE 5—INVENTORIES
Inventories, net of reserves of $8.4 million and $7.1 million as of October 3, 2015, and September 27, 2014, respectively, consist of the following (in thousands):

	October 3, 2015	September 27, 2014
Raw materials	$11,412	$9,609
Work in process	19,071	15,859
Finished goods	117,889	136,720
	$148,372	$162,188
Raw materials include finished yarn, undecorated garments for the Art Gun business and direct materials for the basics segment and include direct embellishment materials and undecorated garments for the Junkfood business, for the branded segment.
NOTE 6—PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consist of the following (in thousands, except economic life data):

	Estimated Useful Life	October 3, 2015	September 27, 2014
Land and land improvements	25 years	$996	$996
Buildings	20 years	8,706	8,769
Machinery and equipment	10 years	80,843	73,877
Computers and software	3-10 years	20,635	20,207
Furniture and fixtures	7 years	3,126	5,342
Leasehold improvements	3-10 years	2,645	2,776
Automobiles	5 years	821	932
Construction in progress	N/A	3,256	2,922
		121,028	115,821
Less accumulated depreciation and amortization		(81,375)	(74,816)
		$39,653	$41,005

NOTE 7—GOODWILL AND INTANGIBLE ASSETS
Goodwill and components of intangible assets consist of the following (in thousands, except economic life data):

	October 3, 2015			September 27, 2014
	Cost	Accumulated Amortization	Net Value	Cost	Accumulated Amortization	Net Value	Economic Life

Goodwill	$36,729	$—	$36,729	$36,729	$—	$36,729	N/A

Intangibles:
Tradename/trademarks	$17,530	$(1,896)	$15,634	$17,530	$(1,281)	$16,249	20 - 30 yrs
Customer relationships	7,220	(3,664)	3,556	7,220	(3,298)	3,922	20 yrs
Technology	1,220	(703)	517	1,220	(582)	638	10 yrs
License Agreements	2,100	(216)	1,884	2,100	(113)	1,987	15 - 30 yrs
Non-compete agreements	1,287	(716)	571	1,287	(583)	704	4 – 8.5 yrs
Total intangibles	$29,357	$(7,195)	$22,162	$29,357	$(5,857)	$23,500

Goodwill represents the acquired goodwill net of the cumulative impairment losses of $0.6 million. Amortization expense for intangible assets was $1.3 million for the years ended October 3, 2015, and September 27, 2014, and $0.6 million for the year ended June 29, 2013. Amortization expense for the transition period ended September 28, 2013, was $0.2 million. Amortization expense is estimated to be approximately $1.3 million for fiscal years 2016, 2017, 2018 and 2019 and approximately $1.2 million for fiscal year 2020.
NOTE 8—ACCRUED EXPENSES
Accrued expenses consist of the following (in thousands):

	October 3, 2015	September 27, 2014
Accrued employee compensation and benefits	$10,704	$10,505
Taxes accrued and withheld	1,455	1,173
Accrued insurance	349	728
Accrued advertising	363	411
Accrued royalties	2,173	2,878
Accrued commissions	512	564
Derivative liability	184	—
Accrued freight	1,501	780
Other	3,420	3,128
	$20,661	$20,167

During the fourth quarter of fiscal year 2014, we implemented certain strategic initiatives to improve our results of operations and financial position. As a result of these initiatives, approximately $4.0 million in expenses were recognized during the fourth quarter of fiscal year 2014, consisting of $2.2 million in severance expense, $0.9 million in expense related to reduced manufacturing production, and $1.0 million in fixed asset impairments.

These expenses were reported in our Consolidated Statement of Operations as follows (in thousands):

September 27, 2014
Cost of goods sold	$868
Selling, general and administrative expenses	2,169
Other expense	984
$4,021

During fiscal year 2015, no additional expenses were incurred in association with our strategic initiatives and $1.3 million was disbursed during the fiscal year. During fiscal year 2014, $2.2 million was disbursed in association with our strategic initiatives. As of October 3, 2015, and September 27, 2014, $0.5 million and $1.8 million, respectively, of these expenses were accrued and reported on our Consolidated Balance Sheets.

NOTE 9—LONG-TERM DEBT
Long-term debt consists of the following (in thousands):

	October 3, 2015	September 27, 2014
Revolving U.S. credit facility, interest at base rate or adjusted LIBOR rate plus an applicable margin (interest at 2.7% on October 3, 2015) due May 2017	$79,550	$96,231
Revolving credit facility with Banco Ficohsa, a Honduran bank, interest at 8% due March 2019 (denominated in U.S. dollars)	4,390	4,984
Term loan with Banco Ficohsa, a Honduran bank, interest at 7%, payable monthly with a seven-year term (denominated in U.S. dollars), due March 2018	2,432	3,405
Term loan with Banco Ficohsa, a Honduran bank, interest at 7%, payable monthly with an eighteen-month term (denominated in U.S. dollars)	—	700
Term loan with Banco Ficohsa, a Honduran bank, interest at 7%, payable monthly with a seven-year term (denominated in U.S. dollars)	—	3,700
Term loan with Banco Ficohsa, a Honduran bank, interest at 7.5%, payable monthly with a six-year term (denominated in U.S. dollars), due December 2020	3,150	—
Term loan with Banco Ficohsa, a Honduran bank, interest at 8%, payable monthly with a seven-year term (denominated in U.S. dollars), due April 2022	1,881	—
Salt Life acquisition promissory note, imputed interest at 1.92%, one-time installment due September 30, 2014, quarterly installments beginning April 2015 through June 2016	2,979	13,404
Salt Life acquisition promissory note, imputed interest at 3.62%, quarterly payments beginning September 2016 through June 2019	7,830	7,549
	102,212	129,973
Less current installments	(8,340)	(15,504)
Long-term debt, excluding current installments	$93,872	$114,469
Delta Apparel, Soffe, Junkfood, Salt Life (f/k/a To The Game, LLC) and Art Gun are borrowers under the May 27, 2011, Fourth Amended and Restated Loan and Security Agreement with the financial institutions named therein as Lenders, Wells Fargo Bank, National Association, as Administrative Agent, Bank of America, N.A., as Syndication Agent, Wells Fargo Capital Finance, LLC, as Sole Lead Arranger, and Wells Fargo Capital Finance, LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Joint Bookrunners. The May 27, 2011, Fourth Amended and Restated Loan Agreement (as subsequently amended, the "Amended Loan Agreement") was subsequently amended on each of August 27, 2013 (the "First Amendment"), and September 4, 2013 (the "Second Amendment").
On September 26, 2014, Delta Apparel, Salt Life, Junkfood, Soffe and Art Gun entered into a Third Amendment to the Amended Loan Agreement with Wells Fargo Bank, National Association and the other lenders set forth therein (the “Third Amendment”). Pursuant to the Third Amendment, in general and among other things, (1) certain definitions and the borrowing base availability thresholds were amended which relate to a financial testing covenant during the period from September 28, 2014 through October 31, 2015, (2) the definition of Fixed Charge Coverage Ratio was amended to adjust for expenses that may be incurred in connection with strategic initiatives and to exclude the $9 million payment that was due on September 30, 2014, in connection with the Salt Life Acquisition.
On February 27, 2015, Delta Apparel, Salt Life, Junkfood, Soffe and Art Gun entered into a Consent and Fourth Amendment to the Amended Loan Agreement with Wells Fargo Bank, National Association and the other lenders set forth therein (the “Fourth Amendment”). Pursuant to the Fourth Amendment, the lenders consented to the sale by To The Game, LLC (now Salt Life, LLC) of certain of its assets related to its apparel and headwear business conducted under The Game brand and released those assets from the lenders’ liens. The Fourth Amendment also added certain definitions to the Amended Loan Agreement, including new definitions for an Adjusted Fixed Charge Coverage Ratio and a FCCR Reserve. In addition, the Fourth Amendment removed certain items from the Tranche A Borrowing Base.
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

Our U.S. revolving credit facility is secured by a first-priority lien on substantially all of the real and personal property of Delta Apparel, Junkfood, Soffe, Salt Life, and Art Gun. All loans bear interest at rates, at the Company's option, based on either (a) an adjusted LIBOR rate plus an applicable margin or (b) a base rate plus an applicable margin, with the base rate equal to the greatest of (i) the federal funds rate plus 0.5%, (ii) the LIBOR rate plus 1.0%, or (iii) the prime rate announced by Wells Fargo, National Association. The facility requires monthly installment payments of approximately $0.2 million in connection with fixed asset amortizations, and these amounts reduce the amount of availability under the facility. Annual facility fees are 0.25% or 0.375% (subject to average excess availability) of the amount by which $145 million exceeds the average daily principal balance of the outstanding loans and letters of credit accommodations. The annual facility fees are charged monthly based on the principal balances during the immediately preceding month.
At October 3, 2015, we had $79.6 million outstanding under our U.S. revolving credit facility at an average interest rate of 2.7%, and had the ability to borrow an additional $31.9 million. This credit facility includes the financial covenant that if the amount of availability falls below the threshold amounts set forth in the Amended Loan Agreement, our Fixed Charge Coverage Ratio (“FCCR”) (as defined in the Amended Loan Agreement) for the preceding 12-month period must not be less than 1.1 to 1.0. We were not subject to the FCCR covenant as of October 3, 2015, because our availability was above the minimum required under the Amended Loan Agreement. At October 3, 2015, our FCCR was above the required 1.1 to 1.0 ratio and, therefore, we would have satisfied our financial covenant had we been subject to it. In addition, the credit facility includes customary conditions to funding, representations and warranties, covenants, and events of default. The covenants include, among other things, limitations on asset sales, consolidations, mergers, liens, indebtedness, loans, investments, guaranties, acquisitions, dividends, stock repurchases, and transactions with affiliates.
Proceeds of the loans made pursuant to the Amended Loan Agreement may be used for permitted acquisitions (as defined in the Amended Loan Agreement), general operating expenses, working capital, other corporate purposes, and to finance credit facility fees and expenses. Pursuant to the terms of our credit facility, we are allowed to make cash dividends and stock repurchases if (i) as of the date of the payment or repurchase and after giving effect to the payment or repurchase, we have availability on that date of not less than $18.125 million and average availability for the 30-day period immediately preceding that date of not less than $18.125 million; and (ii) the aggregate amount of dividends and stock repurchases after May 27, 2011, does not exceed $19 million plus 50% of our cumulative net income (as defined in the Amended Loan Agreement) from the first day of fiscal year 2012 to the date of determination. At October 3, 2015, and September 27, 2014, there was $7.3 million and $8.2 million, respectively, of retained earnings free of restrictions to make cash dividends or stock repurchases.
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
In conjunction with the Salt Life Acquisition, we issued two promissory notes in the aggregate principal amount of $22.0 million, which included a one-time installment of $9.0 million that was due and paid as required on September 30, 2014, and quarterly installments commencing on March 31, 2015, with the final installment due on June 30, 2019. The promissory notes are zero-interest notes and state that interest will be imputed as required under Section 1274 of the Internal Revenue Code. We have imputed interest at 1.92% and 3.62% on the promissory notes that mature on June 30, 2016, and June 30, 2019, respectively. At October 3, 2015, the discounted value of the promissory notes was $10.8 million.
In March, 2011, we entered into a credit facility with Banco Ficohsa, a Honduran bank. This credit facility is secured by a first-priority lien on the assets of our Honduran operations and the loan is not guaranteed by our U.S. entities. The installment portion of the credit facility carries a fixed interest rate of 7% for a term of seven years and is denominated in U.S. dollars. As of October 3, 2015, we had $2.4 million outstanding on the installment portion of this loan. The revolving credit portion of the loan has an average 8% interest rate with an ongoing 18-month term (expiring March 2019) and is denominated in U.S. dollars. The revolving credit facility requires minimum payments during each 6-month period of the 18-month term; however, the agreement permits additional drawdowns to the extent payments are made, if certain objective covenants are met. The current revolving Honduran debt, by its nature, is not long-term as it requires scheduled payments each six months. However, as the loan agreement permits us to re-borrow funds up to the amount repaid, subject to certain objective covenants, and we intend to re-borrow funds, subject to the objective criteria, the amounts have been classified as long-term debt. As of October 3, 2015, there was $4.4 million outstanding on this loan.
In October 2013, we entered into two new term loan agreements with Banco Ficohsa to finance our Honduran manufacturing expansion project. These loans are also not guaranteed by our U.S. entities and are secured by a first-priority lien on the assets of our Honduran operations. The first loan, an eighteen-month agreement for $1.8 million with a 7% fixed interest rate, was denominated in U.S. dollars, and had ratable monthly principal and interest payments due through the end of the term. As of October 3, 2015, this loan had been extinguished. The second loan, a seven-year agreement for $4.2 million with a 7% fixed interest rate, was denominated in U.S. dollars and had ratable monthly principal and interest payments due through the end of the term. In November 2014, this loan was re-financed to a six-year agreement for $3.6 million with a 7.5% fixed interest rate. As of October 3, 2015, we had $3.2 million outstanding on this loan agreement.
In April 2015, we entered into a new term loan agreement with Banco Ficohsa to finance further capital expansion at our Honduran facilities. This loan is not guaranteed by our U.S. entities and is secured by a first-priority lien on the assets of our Honduran operations.

The loan is a seven-year agreement for $2.0 million with an 8% fixed interest rate, is denominated in U.S. dollars, and has ratable monthly principal and interest payments due through the end of the term. As of October 3, 2015, we had $1.9 million outstanding on this loan agreement. The carrying value of the Banco Ficohsa loans approximate the fair value.
The aggregate maturities of debt at October 3, 2015, are as follows (in thousands):

Fiscal Year	Amount
2016	$8,340
2017	81,678
2018	4,372
2019	7,025
2020	886
Thereafter	602
$102,903

NOTE 10—INCOME TAXES
The provision for income taxes consists of the following (in thousands):

	Period ended
	October 3, 2015	September 27, 2014	September 28, 2013	June 29, 2013
Current:
Federal	$—	$—	$—	$40
State	60	79	—	35
Foreign	186	158	44	145
Total current	$246	$237	$44	$220
Deferred:
Federal	$1,320	$(5,807)	$(933)	$499
State	439	(923)	(156)	3
Total deferred	1,759	(6,730)	(1,089)	502
Provision for (benefit from) income taxes	$2,005	$(6,493)	$(1,045)	$722

For financial reporting purposes our income (loss) before provision for (benefit from) income taxes includes the following components (in thousands):

	Period ended
	October 5, 2015	September 27, 2014	September 28, 2013	June 29, 2013
United States	$3,434	$(16,832)	$(2,827)	$1,468
Foreign	6,664	9,379	2,350	8,438
	$10,098	$(7,453)	$(477)	$9,906

A reconciliation between actual provision for (benefit from) income taxes and the provision for income taxes computed using the federal statutory income tax rate of 34.0% is as follows (in thousands):

	Period ended
	October 3, 2015	September 27, 2014	September 28, 2013	June 29, 2013
Income tax expense at the statutory rate	$3,433	$(2,533)	$(162)	$3,371
State income tax expense, net of federal income tax effect	374	(893)	(147)	(11)
Rate difference and nondeductible items in foreign jurisdictions	(30)	(55)	(15)	(16)
Impact of foreign earnings in tax-free zone	(2,168)	(3,098)	(756)	(2,754)
Valuation allowance adjustments	—	4	—	75
Nondeductible compensation	335	—	—	—
Nondeductible amortization and other permanent differences	81	76	25	100
Other	(20)	6	10	(43)
Provision for (benefit from) income taxes	$2,005	$(6,493)	$(1,045)	$722
Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. We have not provided deferred taxes on the $59.6 million of undistributed earnings of our foreign subsidiaries where the earnings are considered to be permanently reinvested. The undistributed earnings would become taxable in the United States if we decided to repatriate earnings for business, tax or foreign exchange reasons. If we made that decision, U.S. income taxes would be provided for net of foreign taxes already paid. The determination of the unrecognized deferred tax liability associated with these unremitted earnings is not practical at this time.
Significant components of our deferred tax assets and liabilities are as follows (in thousands):

	October 3, 2015	September 27, 2014
Deferred tax assets:
Federal net operating loss carryforwards	$7,842	$7,219
State net operating loss carryforwards	2,362	2,445
Charitable donation carryforward	28	28
Derivative — interest rate contracts	268	168
Alternative minimum tax credit carryforward	99	49
Currently nondeductible accruals	6,029	6,747
Gross deferred tax assets	16,628	16,656
Less valuation allowance — state net operating loss	(202)	(201)
Net deferred tax assets	16,426	16,455

Deferred tax liabilities:
Depreciation	(2,941)	(2,792)
Goodwill and intangibles	(6,024)	(4,793)
Other	(167)	(117)
Gross deferred tax liabilities	(9,132)	(7,702)
Net deferred tax asset	7,294	8,753
Less non-current net deferred tax liabilities	7	3,399
Current deferred tax asset	$7,301	$12,152
As of October 3, 2015, and September 27, 2014, we had federal net operating loss carryforwards of approximately $23.1 million and $21.2 million, respectively. The deferred tax asset resulting from federal net operating losses for October 3, 2015, and September 27, 2014, were $7.8 million and $7.2 million, respectively. There is no carryback opportunity for these losses and the carryforwards expire at various intervals from 2033 to 2035. We determined that no valuation allowance is required, as we expect that all such carryforwards more likely than not will be realized within statutory periods of carryover and utilization.
As of October 3, 2015, and September 27, 2014, we had state net operating loss carryforwards of approximately $58.5 million and $52.7 million, respectively. These carryforwards expire at various intervals from 2019 through 2035. Our deferred tax asset related to state net operating loss carryforwards is reduced by a valuation allowance to result in deferred tax assets we consider more likely than not to be realized. There was no significant change in the total valuation allowance for the year ended October 3, 2015.
For both federal and state purposes, the ultimate realization of deferred tax assets depends upon the generation of future taxable income or tax planning strategies during the periods in which those temporary differences become deductible or when the carryforwards are available.
FASB Codification No. 740, Income Taxes (“ASC 740”) requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not (i.e., a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Accrued interest and penalties related to unrecognized tax benefits would also be recorded. We did not have any material unrecognized tax benefits as of October 3, 2015, or September 27, 2014.
In the December quarter of fiscal year 2013, the Internal Revenue Service commenced an examination of our U.S. income tax returns for our fiscal year 2010 (tax year 2009). Upon filing the carryback of our net operating losses from fiscal year 2012 to our fiscal years 2011 and 2010 (tax years 2010 and 2009) and receiving a cash refund of the taxes previously paid, the Internal Revenue Service expanded the examination to include our U.S. income tax returns for our 2011 and 2012 fiscal years. This examination was concluded in January 2014, and no tax deficiency was found. Based on the conclusion of the audit, these returns are no longer subject to further examination by the Internal Revenue Service. However, net operating loss carryforwards remain subject to examination to the extent they are carried forward and impact a year that is open to examination by taxing authorities. The tax years 2011 to 2013 according to statute and with few exceptions, remain open to examination by various state, local and foreign jurisdictions. Tax years 2012 to 2013 remain open for examination for federal purposes.

NOTE 11—LEASES
We have several non-cancelable operating leases primarily related to buildings, office equipment and computer systems. Certain land and building leases have renewal options generally for periods ranging from 5 to 10 years.
Future minimum lease payments under non-cancelable operating leases as of October 3, 2015, were as follows (in thousands):

Fiscal Year	Amount
2016	$7,736
2017	5,328
2018	2,737
2019	2,465
2020	2,193
Thereafter	48
$20,507
Rent expense for all operating leases was $9.4 million, $9.8 million and $9.8 million for fiscal years 2015, 2014, and 2013, respectively. Rent expense for the transition period ended September 27, 2013 was $2.5 million.
NOTE 12—EMPLOYEE BENEFIT PLANS
We sponsor and maintain a 401(k) retirement savings plan (the “401(k) Plan”) for our employees who meet certain service and age requirements. The 401(k) Plan permits participants to make pre-tax contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code as well as a Roth Plan that allows for after tax contributions. The 401(k) Plan provides for us to make a guaranteed match of a defined portion of the employee’s contributions. During fiscal years 2015, 2014, and 2013 we contributed approximately $1.1 million, $1.3 million, and $1.3 million, respectively, to the 401(k) Plan. Contributions to the 401(k) Plan during the transition period ended September 28, 2013, were $0.4 million.
We provide post-retirement life insurance benefits for certain retired employees. The plan is noncontributory and is unfunded, and therefore, benefits and expenses are paid from our general assets as they are incurred. All of the employees in the plan are fully vested and the plan was closed to new employees in 1990. The discount rate used in determining the liability was 6.0% for fiscal years 2015 and 2014. The following table presents the benefit obligation for these benefits, which is included in accrued expenses in the accompanying balance sheets (in thousands).

	October 3, 2015	September 27, 2014
Balance at beginning of year	$443	$465
Interest expense	1	6
Benefits paid	(32)	(29)
Actuarial adjustment	—	1
Balance at end of year	$412	$443
NOTE 13—STOCK-BASED COMPENSATION
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
We account for these plans pursuant to ASC 718, SAB 107 and SAB 110. Shares are generally issued from treasury stock upon exercise of the options or the vesting of the restricted stock units and performance units. ASC 718 requires that cash flows from tax benefits attributable to tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) be classified as financing cash flows. Compensation expense is recorded on the selling, general and administrative expense line item in our Consolidated Statements of Operations over the vesting periods. Total employee stock-based compensation expense for fiscal year 2015 was $1.9 million. During the 2014 fiscal year, we reduced expense by $90 thousand in connection with our outstanding awards due to adjustments to the expected vesting of certain performance units granted and known forfeitures of certain restricted stock units granted. Total employee stock-based compensation expense was $0.7 million for the transition period ended September 28, 2013, and $1.2 million for fiscal year 2013.
Associated with the compensation cost are income tax benefits recognized of $0.7 million, $0.3 million and $0.5 million in fiscal year 2015, the transition period ended September 28, 2013, and fiscal year 2013, respectively. Tax expense of $35 thousand, associated with the reduction of expense, was recognized in fiscal year 2014.
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

Stock Options
No stock options were granted during fiscal year 2015. All outstanding options granted by the Company have vested and are exercisable.
A summary of the stock option activity during the periods ended October 3, 2015, September 27, 2014, September 28, 2013, and June 29, 2013 is as follows:

	Fiscal Year Ended October 3, 2015		Fiscal Year Ended September 27, 2014		13-Week Transition Period Ended September 28, 2013		Fiscal Year Ended June 29, 2013
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Stock options outstanding, beginning of period	50,000	$13.47	50,000	$13.47	50,000	$13.47	50,000	$13.47
Stock options granted	—	—	—	—	—	—	—	—
Stock options exercised	—	—	—	—	—	—	—	—
Stock options forfeited	(40,000)	13.56	—	—	—	—	—	—
Stock options outstanding, end of period	10,000	$13.07	50,000	$13.47	50,000	$13.47	50,000	$13.47
Stock options outstanding and exercisable, end of period	10,000	$13.07	50,000	$13.47	50,000	$13.47	50,000	$13.47

The following table summarizes information about our stock options outstanding, all of which are vested and exercisable as of October 3, 2015:

Date of Option Grant	Number of Options Outstanding and Exercisable	Exercise Price	Grant-Date Fair Value	Expiration Date
February 2, 2011	10,000	$13.07	$6.35	February 18, 2018
	10,000
Restricted Stock Units and Performance Units
The following table summarizes the restricted stock unit and performance unit award activity during the periods ending October 3, 2015, September 27, 2014, September 28, 2013, and June 29, 2013:

	Fiscal Year Ended October 3, 2015		Fiscal Year Ended September 27, 2014		13-Week Transition Period Ended September 28, 2013		Fiscal Year Ended June 29, 2013
	Number of Units	Weighted average grant date fair value	Number of Units	Weighted average grant date fair value	Number of Units	Weighted average grant date fair value	Number of Units	Weighted average grant date fair value
Units outstanding, beginning of fiscal period	215,352	$14.31	348,852	$14.25	224,870	$15.37	337,700	$16.05
Units granted	524,000	$10.81	—	$—	244,852	$14.25	10,000	$13.66
Units issued	(69,657)	$14.31	—	$—	(120,870)	$16.34	—	$—
Units forfeited	(150,895)	$14.26	(133,500)	$14.16	—	$—	(122,830)	$17.10
Units outstanding, end of fiscal period	518,800	$10.80	215,352	$14.31	348,852	$14.25	224,870	$15.37
During fiscal year 2015, restricted stock units representing 355,000 shares of our common stock were granted. These restricted stock units are serviced-based and vest upon the filing of our Annual Report on Form 10-K for the period ending September 29, 2018. Upon the filing of such Annual Report on Form 10-K, these units are payable in the common stock of Delta Apparel, Inc. and are therefore accounted for under the equity method pursuant to ASC 718.

During fiscal year 2015, performance stock units representing 169,000 shares of our common stock were granted. Of these performance units, 65,000 are based on the achievement of certain performance criteria for the fiscal year ended October 3, 2015, and vest upon the filing of our Annual Report on Form 10-K. Of these units, one-half are payable in the common stock of Delta Apparel, Inc. and are therefore accounted for under the equity method pursuant to ASC 718 and one-half are payable in cash and are therefore accounted for under the liability method pursuant to ASC 718.
Of the remaining units, 52,000 are based on the achievement of certain performance criteria for the fiscal year ending October 1, 2016, and 52,000 units are based on the achievement of certain performance criteria for the fiscal year ending September 30, 2017. These units vest upon the filing of our Annual Report on Form 10-K for the periods ending October 1, 2016, and September 30, 2017, respectively. Upon the filing of each Annual Report on Form 10-K, these units are payable in the common stock of Delta Apparel, Inc. and are therefore accounted for under the equity method pursuant to ASC 718. Based upon the performance achieved for fiscal year 2015, 59,800 units will vest upon the filing our Annual Report on Form 10-K for fiscal year 2015 and 5,200 units were forfeited on October 3, 2015.
During fiscal year 2015, previously issued restricted stock units representing 69,657 shares of our common stock vested upon the filing of our Quarterly Report on Form 10-Q for the period ended June 27, 2015, and were issued in accordance with their agreement, either in shares of common stock or cash. The total fair value of vested restricted stock units was $1.0 million in fiscal year 2015. No restricted stock units vested during fiscal years 2014 or 2013. In addition, during fiscal year 2015, previously issued restricted stock units representing 12,019 shares of our common stock were forfeited. During fiscal year 2015, previously issued performance shares representing 133,676 shares of our common stock were forfeited due to the failure to achieve the performance criteria specified in the award agreement.
During the transition period ended September 28, 2013, restricted stock units representing 122,426 shares of our common stock were granted. These restricted stock units were service-based and vested upon the filing of our Quarterly Report on Form 10-Q for the period ended June 27, 2015. Upon the filing of such Quarterly Report on Form 10-Q, one-half were payable in the common stock of Delta Apparel, Inc. and were therefore accounted for under the equity method pursuant to ASC 718, and one-half were payable in cash and were therefore accounted for under the liability method pursuant to ASC 718.
During the transition period ended September 28, 2013, performance stock units representing 122,426 shares of our common stock were granted. The performance units were based on the achievement of certain performance criteria for the two-year period ended June 27, 2015, and vested upon the filing of our Quarterly Report on Form 10-Q for the period ended June 27, 2015, subject to the achievement of the performance goals. Upon the filing of such Quarterly Report on Form 10-Q, one-half were payable in the common stock of Delta Apparel, Inc. and were therefore accounted for under the equity method pursuant to ASC 718, and one-half were payable in cash and were therefore accounted for under the liability method pursuant to ASC 718.
During fiscal year 2013, restricted stock units representing 5,000 shares of our common stock were granted. These restricted stock units were service-based and vested upon the filing of our Annual Report on Form 10-K for the fiscal year ended June 29, 2013. The restricted stock units were payable in the common stock of Delta Apparel, Inc. and were therefore accounted for under the equity method pursuant to ASC 718.
During fiscal year 2013, performance units representing 5,000 shares of our common stock were granted. The performance units were based on the achievement of certain performance criteria for the two-year period ended June 29, 2013, payable in the common stock of Delta Apparel, Inc. and were eligible to vest with the filing of our Annual Report on Form 10-K for the fiscal year ended June 29, 2013, subject to the achievement of the performance goals. We accounted for these performance units under the equity method pursuant to ASC 718. During the December quarter of fiscal year 2013, we determined that the ability to achieve the performance criteria was not probable. As a result, we reversed the $0.4 million of related share-based expense previously recognized. The performance criteria was not met and the performance units were forfeited on June 29, 2013.
As of October 3, 2015, there was $3.5 million of total unrecognized compensation cost related to non-vested restricted stock units and performance units under the 2010 Stock Plan. This cost is expected to be recognized over a period of 3.2 years years.
The following table summarizes information about the unvested restricted stock units and performance units as of October 3, 2015.

Restricted Stock Units/Performance Units	Number of Units	Average Market Price on Date of Grant	Vesting Date
Fiscal year 2015 Restricted Stock Units	95,000	$10.52	December 2018
Fiscal year 2015 Restricted Stock Units	260,000	$10.73	December 2018
Fiscal year 2015 Performance Units	23,920	$14.25	December 2015
Fiscal year 2015 Performance Units	35,880	$10.52	December 2015
Fiscal year 2015 Performance Units	52,000	$10.52	December 2016
Fiscal year 2015 Performance Units	52,000	$10.52	December 2017
	518,800

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
A summary of our stock option activity during the periods ended October 3, 2015, September 27, 2014, September 28, 2013, and June 29, 2013, is as follows:

	Fiscal Year Ended October 3, 2015		Fiscal Year Ended September 27, 2014		13-Week Transition Period Ended September 28, 2013		Fiscal Year Ended June 29, 2013
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Stock options outstanding, beginning of period	502,000	$12.27	584,500	$12.13	600,500	$12.09	799,834	$12.22
Stock options exercised	(350,000)	$13.12	(82,500)	$11.28	(16,000)	$10.83	(139,334)	$11.14
Stock options forfeited	(66,000)	$12.94	—	$—	—	$—	(60,000)	$15.91
Stock options outstanding, end of period	86,000	$8.30	502,000	$12.27	584,500	$12.13	600,500	$12.09
Stock options outstanding and exercisable, end of period	86,000	$8.30	502,000	$12.27	584,500	$12.13	600,500	$12.09
The total intrinsic value of options exercised during fiscal year 2015 was $0.3 million. Options exercised during fiscal year 2014 had no intrinsic value. The total intrinsic value of options exercised during the transition period and fiscal year 2013 was $1.8 million and $0.7 million, respectively. During fiscal year 2015, stock option exercises and forfeitures reduced previously deferred excess tax benefits by $0.7 million. During fiscal year 2014, the transition period and fiscal year 2013, exercised options resulted in excess tax benefits of $27 thousand, $1 thousand, and $34 thousand, respectively.
The following table summarizes information about our stock options outstanding, all of which are vested and exercisable as of October 3, 2015:

Date of Option Grant	Number of Options Outstanding and Exercisable	Exercise Price	Grant-Date Fair Value	Expiration Date
February 8, 2008	86,000	$8.30	$2.95	February 8, 2018
	86,000
NOTE 14—BUSINESS SEGMENTS
We operate our business in two distinct segments: branded and basics. Although the two segments are similar in their production processes and regulatory environments, they are distinct in their economic characteristics, products, marketing and distribution methods.
The branded segment is comprised of our business units which are focused on specialized apparel garments and headwear to meet consumer preferences and fashion trends, and includes our Salt Life, Junkfood, and Soffe business units as well as The Game business unit prior to its disposition on March 2, 2015. These branded embellished and unembellished products are sold through specialty and boutique shops, upscale and traditional department stores, mid-tier retailers, sporting goods stores, e-retailers and the U.S. military. Products in this segment are marketed under our lifestyle brands of Salt Life®, Junk Food®, and Soffe®, as well as other labels.
The basics segment is comprised of our business units primarily focused on garment styles characterized by low fashion risk, and includes our Delta Activewear (which includes Delta Catalog and FunTees) and Art Gun business units. We market, distribute and manufacture for sale unembellished knit apparel under the main brands of Delta Pro Weight ® and Delta Magnum Weight ® for sale to a diversified audience ranging from large licensed screen printers to small independent businesses. We also manufacture private label products for major branded sportswear companies, retailers, corporate industry programs, e-retailers, and sports licensed apparel marketers. Art Gun produces custom private label garments through digital printing. Typically the private label products are sold with value-added services such as hangtags, ticketing, hangers, and embellishment so that they are fully ready for retail.
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

	Basics	Branded	Consolidated
Fiscal Year 2015:
Net sales	$282,467	$166,675	$449,142
Segment operating income	9,703	6,416	16,119
Segment assets	165,651	159,259	324,910
Equity investment in joint venture	3,195	—	3,195
Purchases of property and equipment	6,037	1,736	7,773
Depreciation and amortization	6,396	3,146	9,542

Fiscal Year 2014:
Net sales	$265,882	$187,019	$452,901
Segment operating income (loss)	3,448	(5,109)	(1,661)
Segment assets	174,814	179,764	354,578
Equity investment in joint venture	2,879	—	2,879
Purchases of property and equipment	6,435	2,459	8,894
Depreciation and amortization	6,261	3,232	9,493

Transition Period:
Net sales	$64,996	$57,563	$122,559
Segment operating income	359	197	556
Segment assets	162,505	189,257	351,762
Equity investment in joint venture	2,938	—	2,938
Purchases of property and equipment	2,509	483	2,992
Depreciation and amortization	1,451	619	2,070

Fiscal Year 2013:
Net sales	$278,020	$212,503	$490,523
Segment operating income (loss)	15,831	(1,928)	13,903
Segment assets	166,570	145,340	311,910
Equity investment in joint venture	2,909	—	2,909
Purchases of property and equipment	3,978	3,944	7,922
Depreciation and amortization	5,794	2,221	8,015

The following reconciles the segment operating income (loss) to the consolidated income (loss) before provision for (benefit from) income taxes (in thousands):

	Fiscal Year Ended	Fiscal Year Ended	13-Week Transition Period Ended	Fiscal Year Ended
	October 3, 2015	September 27, 2014	September 28, 2013	June 29, 2013
Segment operating income (loss)	$16,119	$(1,661)	$556	$13,903
Unallocated interest expense	6,021	5,792	1,033	3,997
Consolidated income (loss) before provision for (benefit from) income taxes	$10,098	$(7,453)	$(477)	$9,906

Our revenues include sales to domestic and foreign customers. Foreign customers are composed of companies whose headquarters are located outside of the United States. Supplemental information regarding our revenues by geographic area based on the location of the customer is as follows (in thousands):

	Fiscal Year Ended	Fiscal Year Ended	13-Week Transition Period Ended	Fiscal Year Ended
	October 3, 2015	September 27, 2014	September 28, 2013	June 29, 2013
United States	$442,207	$442,062	$117,813	$480,981
Foreign	6,935	10,839	4,746	9,542
Total net sales	$449,142	$452,901	$122,559	$490,523
Our long-lived assets, excluding goodwill and intangible assets, consist of property, plant and equipment for all locations. We attribute our property, plant and equipment to a particular country based on the location of the long-lived assets. Summarized financial information by geographic area is as follows (in thousands):

	As Of
	October 3, 2015	September 27, 2014
United States	$22,302	$22,919

Honduras	13,072	14,234
El Salvador	3,276	2,689
Mexico	1,003	1,163
All foreign countries	17,351	18,086

Total long-lived assets, excluding goodwill and intangibles	$39,653	$41,005
NOTE 15—REPURCHASE OF COMMON STOCK
As of October 3, 2015, our Board of Directors had authorized management to use up to $30.0 million to repurchase stock in open market transactions under our Stock Repurchase Program. On December 8, 2015, our Board of Directors authorized an additional $10.0 million for share repurchases, bringing the aggregate total authorized to $40.0 million.
During fiscal years 2015 and 2014, the transition period ended September 28, 2013, and fiscal year 2013, we purchased 140,336 shares, 78,674 shares, 129,348 shares, and 544,576 shares, respectively, of our common stock for a total cost of $2.1 million, $1.2 million, $2.1 million, and $7.8 million, respectively. As of October 3, 2015, we have purchased 2,262,582 shares of common stock for an aggregate of $27.4 million since the inception of the Stock Repurchase Program. All purchases were made at the discretion of management and pursuant to the safe harbor provisions of SEC Rule 10b-18. As of October 3, 2015, $2.6 million remained available for future purchases under our Stock Repurchase Program, which does not have an expiration date.

The following table summarizes the purchases of our common stock for the quarter ended October 3, 2015:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Dollar Value of Shares that May Yet Be Purchased Under the Plans
June 28 to August 1, 2015	34,783	$14.00	34,783	$3.8	million
August 2 to August 29, 2015	41,468	$14.69	41,468	$3.2	million
August 30 to October 3, 2015	33,385	$16.93	33,385	$2.6	million
Total	109,636	$15.15	109,636	$2.6	million

NOTE 16—COMMITMENTS AND CONTINGENCIES
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
On August 27, 2012, Junkfood responded to the Commission staff regarding its recommended penalty, setting forth a number of defenses and mitigating factors that could result in a much lower penalty, if any, ultimately imposed by a court should the matter proceed to litigation. While we will continue to defend against these allegations, we believe a risk of loss is probable. Based upon current information, including the terms of previously published Commission settlements and related product recall notices, should the Commission seek enforcement of the recommended civil penalty and ultimately prevail on its claims at trial we believe there is a range of likely outcomes between $25,000 and an amount exceeding $900,000, along with interest and the Commission's costs and fees. During the quarter ended June 30, 2012, we recorded a liability for what we believe to be the most likely outcome within this range, and this liability remains recorded as of October 3, 2015.
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
On or about August 22, 2014, we were served with an additional complaint in the Superior Court of the State of California, County of Los Angeles, by a former employee of Junkfood and 2 former employees of Soffe at our Santa Fe Springs, California distribution facility alleging violations of California wage and hour laws and unfair business practices the same or substantially similar to those alleged in the Complaint and seeking the same or substantially similar relief as sought in the Complaint. This complaint is brought as a class action and seeks to include all current and certain former employees of Junkfood, Soffe, our Delta Activewear business unit, the Soffe independent contractor named in the Complaint and an individual employee of such contractor within California who are or were non-exempt under applicable wage and hour laws. Delta Apparel, Inc. and the contractor employee have since been voluntarily dismissed from the case and the remaining defendants are Junkfood, Soffe, and the Soffe contractor.
On September 17, 2015, an agreement in principle was reached between all parties to settle the above-referenced wage and hour matters. Pursuant to that agreement, the defendants in the matters have agreed to pay an aggregate amount of $300,000 in exchange for a comprehensive release of all claims at issue in the matters. Delta Apparel, Inc., Soffe and Junkfood have collectively agreed to contribute $200,000 towards the aggregate settlement amount, which is in our accrued expenses as of October 3, 2015. The settlement agreement requires the approval of the applicable courts before it can be finalized and the parties are currently seeking the necessary approvals.

In addition, at times we are party to various legal claims, actions and complaints. We believe that, as a result of legal defenses, insurance arrangements, and indemnification provisions with parties believed to be financially capable, such actions should not have a material effect on our operations, financial condition, or liquidity.
(b) Purchase Contracts
We have entered into agreements, and have fixed prices, to purchase yarn, natural gas, finished fabric, and finished apparel and headwear products. At October 3, 2015, minimum payments under these contracts were as follows (in thousands):

Yarn	$39,479
Natural Gas	328
Finished fabric	3,078
Finished products	19,862
$62,747
(c) Letters of Credit
As of October 3, 2015, we had outstanding standby letters of credit totaling $0.4 million.
(d) Derivatives and Contingent Consideration
From time to time we may use interest rate swaps or other instruments to manage our interest rate exposure and reduce the impact of future interest rate changes. These financial instruments are not used for trading or speculative purposes. The following financial instruments were outstanding as of October 3, 2015:

	Effective Date	Notational Amount	LIBOR Rate	Maturity Date
Interest Rate Swap	September 9, 2013	$15 million	1.1700%	September 9, 2016
Interest Rate Swap	September 9, 2013	$15 million	1.6480%	September 11, 2017
Interest Rate Swap	September 19, 2013	$15 million	1.0030%	September 19, 2016
Interest Rate Swap	September 19, 2013	$15 million	1.4490%	September 19, 2017
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

The following financial liabilities are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements Using
Period Ended	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest Rate Swap
October 3, 2015	$(697)	—	$(697)	—
September 27, 2014	$(438)	—	$(438)	—
September 28, 2013	$(906)	—	$(906)	—
June 29, 2013	$(133)	—	$(133)	—

Contingent Consideration
October 3, 2015	$(3,100)	—	—	$(3,100)
September 27, 2014	$(3,600)	—	—	$(3,600)
September 28, 2013	$(3,400)	—	—	$(3,400)
The fair values of the interest rate swap agreements were derived from discounted cash flow analyses based on the terms of the contracts and the forward interest rate curve adjusted for our credit risk, which fall in level 2 of the fair value hierarchy. We used the historical results and projected cash flows based on the contractually defined terms, discounted as necessary, to estimate the fair value of the contingent consideration for Salt Life. Accordingly, the fair value measurement for contingent consideration falls in level 3 of the fair value hierarchy. The contingent consideration for Salt Life is remeasured at the end of each reporting period. See Note 2(n) - Contingent Consideration for further discussion.
The following table summarizes the fair value and presentation in the Consolidated Balance Sheets for derivatives as of October 3, 2015, September 27, 2014, and September 28, 2013 (in thousands).

	October 3, 2015	September 27, 2014	September 28, 2013
Accrued expenses	$(184)	$—	$(100)
Deferred tax liabilities	269	168	349
Other liabilities	(514)	(437)	(806)
Accumulated other comprehensive loss	$(429)	$(269)	$(557)
(e) License Agreements
We have entered into license agreements that provide for royalty payments of net sales of licensed products as set forth in the agreements. These license agreements are within our branded segment. We have incurred royalty expense (included in selling, general and administrative expenses) of approximately $10.1 million, $11.1 million, $5.1 million and $15.7 million during fiscal years 2015, 2014, the transition period ended September 28, 2013, and fiscal year 2013, respectively.
At October 3, 2015, based on minimum sales requirements, future minimum royalty payments required under these license agreements were as follows (in thousands):

Fiscal Year	Amount
2016	$522
2017	47
2018	5
2019	—
2020 and thereafter	—
$574

NOTE 17—QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
Presented below is a summary of our unaudited consolidated quarterly financial information for the fiscal years ended October 3, 2015, and September 27, 2014 (in thousands, except per share amounts):

	2015 Quarter Ended				2014 Quarter Ended
	December 27, 2014	March 28, 2015	June 27, 2015	October 3, 2015	December 28, 2013	March 29, 2014	June 28, 2014	September 27, 2014
Net sales	$93,381	$115,042	$120,525	$120,194	$100,012	$114,458	$123,534	$114,897
Gross profit	15,326	21,235	25,484	26,274	19,042	22,279	22,738	21,682
Operating (loss) income	(3,217)	7,328	6,897	5,111	(674)	834	1,592	(3,412)
Net (loss) earnings	(4,211)	3,646	4,418	4,240	(1,597)	(763)	2,166	(765)

Basic EPS	$(0.53)	$0.46	$0.56	$0.54	$(0.20)	$(0.10)	$0.27	$(0.10)
Diluted EPS	$(0.53)	$0.46	$0.55	$0.53	$(0.20)	$(0.10)	$0.27	$(0.10)

Section 15 (a)(2) SCHEDULE II — CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
DELTA APPAREL, INC. AND SUBSIDIARIES
(In thousands)
ALLOWANCE FOR DOUBTFUL ACCOUNTS

	Beginning Balance	Expense	Write-Offs/ Credits Issued	Ending Balance
2015	$1,047	$771	$(348)	$1,470
2014	851	467	(271)	1,047
Transition Period	656	1,082	(887)	851
2013	750	62	(156)	656
RETURNS AND ALLOWANCES

	Beginning Balance	Expense	Write-Offs/ Credits Issued	Ending Balance
2015	$2,113	$12,173	$(12,771)	$1,515
2014	2,108	12,425	(12,420)	2,113
Transition Period	1,143	3,015	(2,050)	2,108
2013	1,562	8,154	(8,573)	1,143
TOTAL RESERVES FOR ALLOWANCES

	Beginning Balance	Expense	Write-Offs/ Credits Issued	Ending Balance
2015	$3,160	$12,944	$(13,119)	$2,985
2014	2,959	12,892	(12,691)	3,160
Transition Period	1,799	4,097	(2,937)	2,959
2013	2,312	8,216	(8,729)	1,799