Form 10-Q
period 2016-01-02
DELTA APPAREL, INC
filed 2016-02-09
CIK 1101396

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 2, 2016
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
Yes ☐ No ☑
As of January 27, 2016, there were outstanding 7,747,557 shares of the registrant’s common stock, par value of $0.01 per share, which is the only class of outstanding common or voting stock of the registrant.

PART 1.	FINANCIAL INFORMATION

Item 1.	Financial Statements
Delta Apparel, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Amounts in thousands, except share amounts and per share data)
(Unaudited)

	January 2, 2016	October 3, 2015
Assets
Current assets:
Cash and cash equivalents	$296	$300
Accounts receivable, less allowances of $2,969 and $2,984, respectively	48,364	62,741
Income tax receivable	627	—
Inventories, net	159,208	148,372
Prepaid expenses and other current assets	6,603	4,124
Total current assets	215,098	215,537

Property, plant and equipment, net of accumulated depreciation of $83,289 and $81,376, respectively	41,057	39,653
Goodwill	36,729	36,729
Intangibles, net	21,830	22,162
Deferred income taxes	6,300	7,294
Other assets	3,403	3,528
Total assets	$324,417	$324,903

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$52,284	$53,349
Accrued expenses	16,854	20,661
Income tax payable	—	87
Current portion of long-term debt	8,413	8,340
Total current liabilities	77,551	82,437

Long-term debt, less current maturities	97,768	93,872
Other liabilities	1,571	995
Contingent consideration	2,900	3,100
Total liabilities	$179,790	$180,404

Shareholders’ equity:
Preferred stock—$0.01 par value, 2,000,000 shares authorized, none issued and outstanding	—	—
Common stock —$0.01 par value, 15,000,000 shares authorized, 9,646,972 shares issued, and 7,758,965 and 7,797,166 shares outstanding as of January 2, 2016 and October 3, 2015, respectively	96	96
Additional paid-in capital	59,408	59,399
Retained earnings	108,396	107,715
Accumulated other comprehensive loss	(203)	(429)
Treasury stock —1,888,007 and 1,849,806 shares as of January 2, 2016 and October 3, 2015, respectively	(23,070)	(22,282)
Total shareholders’ equity	144,627	144,499
Total liabilities and shareholders' equity	$324,417	$324,903
See accompanying Notes to Condensed Consolidated Financial Statements.

Delta Apparel, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended
	January 2, 2016	December 27, 2014
Net sales	$90,171	$93,381
Cost of goods sold	71,292	78,055
Gross profit	18,879	15,326

Selling, general and administrative expenses	16,892	18,540
Change in fair value of contingent consideration	(200)	65
Other income, net	(40)	(62)
Operating income (loss)	2,227	(3,217)

Interest expense, net	1,276	1,528
Income (loss) before provision (benefit) from income taxes	951	(4,745)
Provision (benefit) from income taxes	270	(534)
Net income (loss)	$681	$(4,211)

Basic earnings (loss) per share	$0.09	$(0.53)
Diluted earnings (loss) per share	$0.09	$(0.53)

Weighted average number of shares outstanding	7,761	7,881
Dilutive effect of stock options and awards	193	—
Weighted average number of shares assuming dilution	7,954	7,881
See accompanying Notes to Condensed Consolidated Financial Statements.

Delta Apparel, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Amounts in thousands)
(Unaudited)

	Three Months Ended
	January 2, 2016	December 27, 2014
Net income (loss)	$681	$(4,211)
Net unrealized gain (loss) on cash flow hedges, net of tax	226	(4)
Comprehensive income (loss)	$907	$(4,215)

See accompanying Notes to Condensed Consolidated Financial Statements.

Delta Apparel, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	Three Months Ended
	January 2, 2016	December 27, 2014
Operating activities:
Net income (loss)	$681	$(4,211)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	2,342	2,427
Amortization of deferred financing fees	125	125
Excess tax benefits from exercise of stock options	(89)	—
Provision for deferred income taxes	994	657
Non-cash stock compensation	412	(66)
Change in the fair value of contingent consideration	(200)	65
(Gain) loss on disposal of equipment	(1)	11
Changes in operating assets and liabilities:
Accounts receivable	14,377	16,577
Inventories	(10,836)	(13,427)
Prepaid expenses and other assets	(2,479)	(1,176)
Other non-current assets	—	9
Accounts payable	(1,644)	2,240
Accrued expenses	(3,826)	(1,055)
Income tax payable/receivable	(625)	(805)
Other liabilities	(240)	(200)
Net cash (used in) provided by operating activities	(1,009)	1,171

Investing activities:
Purchases of property and equipment, net	(1,753)	(1,971)
Proceeds from sale of fixed assets	16	—
Net cash used in investing activities	(1,737)	(1,971)

Financing activities:
Proceeds from long-term debt	118,629	133,124
Repayment of long-term debt	(114,660)	(132,673)
Repayment of capital financing	(36)	—
Payment of deferred financing fees	—	(25)
Repurchase of common stock	(1,117)	—
Payment of withholding taxes on exercise of stock options	(163)	—
Excess tax benefits from exercise of stock options	89	—
Net cash provided by financing activities	2,742	426
Net decrease in cash and cash equivalents	(4)	(374)
Cash and cash equivalents at beginning of period	300	612
Cash and cash equivalents at end of period	$296	$238

Supplemental cash flow information:
Cash paid during the period for interest	$982	$1,182
Cash paid (received) during the period for income taxes, net of refunds received	$33	$(385)
Non-cash financing activity - capital lease agreements	$1,336	$—

See accompanying Notes to Condensed Consolidated Financial Statements.

Delta Apparel, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note A—Basis of Presentation and Description of Business
We prepared the accompanying interim condensed consolidated financial statements in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles ("U.S. GAAP") for complete financial statements. We believe these Condensed Consolidated Financial Statements consist of normal recurring adjustments considered necessary for a fair presentation. Operating results for the three months ended January 2, 2016, are not necessarily indicative of the results that may be expected for our fiscal year ending October 1, 2016. Although our various product lines are sold on a year-round basis, the demand for specific products or styles reflects some seasonality, with sales in our June quarter generally being the highest and sales in our December quarter generally being the lowest. For more information regarding our results of operations and financial position, refer to the Consolidated Financial Statements and footnotes included in our Form 10-K for our fiscal year ended October 3, 2015, filed with the United States Securities and Exchange Commission (“SEC”).
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
We were incorporated in Georgia in 1999 and our headquarters is located at 322 South Main Street, Greenville, South Carolina 29601 (telephone number: 864-232-5200). Our common stock trades on the NYSE MKT under the symbol “DLA”. We operate on a 52-53 week fiscal year ending on the Saturday closest to September 30. Our 2016 fiscal year is a 52-week year and will end on October 1, 2016. Our 2015 fiscal year was a 53-week year and ended on October 3, 2015.

Note B—Accounting Policies
Our accounting policies are consistent with those described in our Significant Accounting Policies in our Form 10-K for the fiscal year ended October 3, 2015, filed with the SEC.

Note C—New Accounting Standards
Recently Adopted Standards
In November 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, ("ASU 2015-17"). This new guidance requires businesses to classify deferred tax liabilities and assets on their balance sheets as noncurrent. Under existing accounting, a business must separate deferred income tax liabilities and assets into current and noncurrent. ASU 2015-17 was issued as a way to simplify the way businesses classify deferred tax liabilities and assets on their balance sheets. Public companies must apply ASU 2015-17 to fiscal years beginning after December 15, 2016. Companies must follow the requirements for interim periods within those fiscal years, but early adoption at the beginning of an interim or annual period is allowed for all entities. ASU 2015-17 was adopted for our fiscal year beginning October 4, 2015. The implementation of ASU 2015-17 was applied retroactively to the October 3, 2015, Condensed Consolidated Balance Sheet included in this Form 10-Q. As a result of this retroactive application, current deferred income tax assets of $7.3 million have been netted with noncurrent deferred income tax liabilities of $7 thousand and reclassified to noncurrent deferred income tax assets.
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
The sale included finished goods inventory of $6.0 million, $0.4 million in fixed assets, and $0.1 million in other assets, along with the requirement that we indemnify up to $0.3 million of legal costs associated with a particular litigation matter which was subsequently settled. The transaction did not include accounts receivable which we subsequently collected in the normal course of business and certain undecorated apparel inventory. We incurred $0.4 million in direct selling expenses associated with the transaction. In addition, we incurred certain indirect costs associated with the transaction, including a $0.8 million devaluation of the inventory not included in the sale and $1.4 million in indirect incentive-based expenses.
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

Note E—Salt Life Acquisition
On August 27, 2013, Salt Life, LLC (f/k/a To The Game, LLC) purchased substantially all of the assets of Salt Life Holdings, LLC ("Salt Life Holdings"), including all of its domestic and international trademark rights in the Salt Life brand (the "Salt Life Acquisition"). The purchase price for the Salt Life Acquisition consisted of: (i) a cash payment at closing of $12,000,000, (ii) a deposit at closing of $3,000,000 into an escrow account to be held to secure indemnification obligations of the seller under the asset purchase agreement and to be held for a period of up to fifty-four months following the closing, and (iii) delivery of two promissory notes in the aggregate principal amount of $22,000,000. An additional amount may be payable in cash after the end of calendar year 2019 if financial performance targets involving the sale of Salt Life-branded products are met during the 2019 calendar year. At acquisition, we recorded an accrual of $3.4 million for the fair value of the contingent consideration associated with the Salt Life Acquisition. We financed the cash portion of the purchase price through our Fourth Amended and Restated Loan and Security Agreement, as amended on August 27, 2013. We expensed all acquisition-related costs, totaling $0.3 million, in the selling, general and administrative expense line item of our Condensed Consolidated Statements of Operations in the quarter ended September 28, 2013.
On December 6, 2013, we entered into an agreement (the "IMG Agreement") with IMG Worldwide, Inc. ("IMG") that provides for the termination of the Salt Life brand license agreements entered into between Delta Apparel and IMG (as agent on behalf of Salt Life Holdings) prior to the Salt Life Acquisition as well as the agency agreement entered into between Salt Life Holdings and IMG prior to the Salt Life Acquisition. In addition, the IMG Agreement provides that Delta Apparel and Salt Life Holdings are released from all obligations and liabilities under those agreements or relating to the Salt Life Acquisition. Pursuant to the IMG Agreement, Salt Life and IMG entered into a separate, multi-year agency agreement, which has since been terminated, whereby IMG represented Salt Life with respect to the licensing of the Salt Life brand in connection with certain product and service categories. Salt Life agreed to pay IMG installments totaling $3,500,000 to terminate these contractual arrangements. As a result, the above-referenced $3,000,000 indemnification asset was released from escrow during the quarter ended December 28, 2013, and applied towards these payment obligations, along with additional amounts previously accrued for royalty obligations under the above-referenced Salt Life brand license agreements. During the years ended October 3, 2015, and September 27, 2014, we made payments of $0.8 million and $2.1 million, respectively, in accordance with the terms of the agreement. As of January 2, 2016, there were 2 quarterly installments of $195 thousand remaining. We have recorded the fair value of the liability as of January 2, 2016, on our financials with $0.4 million in accrued expenses.

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

Note F—Inventories
Inventories, net of reserves of $8.7 million and $8.4 million as of January 2, 2016, and October 3, 2015, respectively, consist of the following (in thousands):

	January 2, 2016	October 3, 2015
Raw materials	$11,521	$11,412
Work in process	18,194	19,071
Finished goods	129,493	117,889
	$159,208	$148,372

Note G—Debt
Delta Apparel, Soffe, Junkfood, Salt Life (f/k/a To The Game, LLC) and Art Gun are borrowers under the May 27, 2011, Fourth Amended and Restated Loan and Security Agreement, with the financial institutions named therein, Wells Fargo Bank, National Association, as Administrative Agent, Bank of America, N.A., as Syndication Agent, Wells Fargo Capital Finance, LLC, as Sole Lead Arranger, and Wells Fargo Capital Finance, LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Joint Bookrunners. The May 27, 2011, Fourth Amended and Restated Loan Agreement (as subsequently amended, the "Amended Loan Agreement") was subsequently amended on each of August 27, 2013, September 4, 2013, September 26, 2014, and February 27, 2015.
Pursuant to the Amended Loan Agreement, the maximum line of credit under our U.S. revolving credit facility is $145 million (subject to borrowing base limitations), and matures on May 27, 2017. Provided that no event of default exists, we have the option to increase the maximum credit available under the facility to $200 million (subject to borrowing base limitations), conditioned upon the Administrative Agent's ability to secure additional commitments and customary closing conditions. In fiscal year 2014, we paid $0.4 million in financing costs in conjunction with the September 26, 2014 amendment. No financing costs were paid in conjunction with the February 27, 2015 amendment.
As of January 2, 2016, there was $84.2 million outstanding under our U.S. revolving credit facility at an average interest rate of 2.95%, and additional borrowing availability of $17.2 million. This credit facility includes a financial covenant requiring that if the amount of availability falls below the threshold amounts set forth in the Amended Loan Agreement, our Fixed Charge Coverage Ratio (“FCCR”) (as defined in the Amended Loan Agreement) for the preceding 12-month period must not be less than 1.1 to 1.0. We were not subject to the FCCR covenant at January 2, 2016, because our availability was above the minimum required under the Amended Loan Agreement. At January 2, 2016, our FCCR was above the required 1.1 to 1.0 ratio and therefore we would have passed our financial covenant had we been subject to it. At January 2, 2016, and October 3, 2015, there was $6.6 million and $7.3 million, respectively, of retained earnings free of restrictions to make cash dividends or stock repurchases.

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
In conjunction with the Salt Life Acquisition, we issued two promissory notes in the aggregate principal of $22.0 million, which included a one-time installment of $9.0 million that was due and paid as required on September 30, 2014, and quarterly installments commencing on March 31, 2015, with the final installment due on June 30, 2019. The promissory notes are zero-interest notes and state that interest will be imputed as required under Section 1274 of the Internal Revenue Code. We have imputed interest at 1.92% and 3.62% on the promissory notes that mature on June 30, 2016, and June 30, 2019, respectively. At January 2, 2016, the discounted value of the promissory notes was $10.1 million.
In March, 2011, we entered into a credit facility with Banco Ficohsa, a Honduran bank. This credit facility is secured by a first-priority lien on the assets of our Honduran operations and the loan is not guaranteed by our U.S. entities. The installment portion of the credit facility carries a fixed interest rate of 7% for a term of seven years and is denominated in U.S. dollars. As of January 2, 2016, there was $2.2 million outstanding on the installment portion of this loan. The revolving credit portion of the loan has an average interest rate of 8.0% with an ongoing 18-month term (expiring March 2019) and is denominated in U.S. dollars. The revolving credit portion of the loan requires minimum payments during each 6-month period of the 18-month term; however, the loan agreement permits additional drawdowns to the extent payments are made and certain objective covenants are met. The current revolving Honduran debt, by its nature, is not long-term, as it requires scheduled payments each six months. However, as the loan agreement permits us to re-borrow funds up to the amount repaid, subject to certain objective covenants, and we intend to re-borrow funds, subject to the objective covenants, the amounts have been classified as long-term debt. As of January 2, 2016, there was $4.8 million outstanding under the revolving portion of the credit facility.
In October 2013, we entered into two new term loan agreements with Banco Ficohsa to finance our Honduran manufacturing expansion project. These loans are also not guaranteed by our U.S. entities and are secured by a first-priority lien on the assets of our Honduran operations. The first loan, an eighteen-month agreement for $1.8 million, with a 7% fixed interest rate, is denominated in U.S. dollars, and has ratable monthly principal and interest payments due through the end of the term. As of January 2, 2016, this loan had been extinguished. The second loan, a seven-year agreement for $4.2 million with a 7% fixed interest rate, was denominated in U.S. dollars and had ratable monthly principal and interest payments due through the end of the term. In November 2014, this loan was re-financed to a six-year agreement for $3.6 million with a 7.5% fixed interest rate. As of January 2, 2016, there was $3.1 million outstanding under this loan agreement. The carrying value of these term loans approximates the fair value.
In April 2015, we entered into a new term loan agreement with Banco Ficohsa to finance further capital expansion at our Honduran facilities. This loan is not guaranteed by our U.S. entities and is secured by a first-priority lien on the assets of our Honduran operations. The loan is a seven-year agreement for $2.0 million with an 8% fixed interest rate, is denominated in U.S. dollars, and has ratable monthly principal and interest payments due through the end of the term. The first payment was due in June, 2015. As of January 2, 2016, there was $1.8 million outstanding under this loan agreement. The carrying value of this loan approximates the fair value.

Note H—Selling, General and Administrative Expense
We include in selling, general and administrative ("SG&A") expenses costs incurred subsequent to the receipt of finished goods at our distribution facilities, such as the cost of stocking, warehousing, picking, packing, and shipping goods for delivery to our customers. Distribution costs included in SG&A expenses totaled $3.6 million and $3.7 million for the three months ended January 2, 2016, and December 27, 2014, respectively. In addition, SG&A expenses include costs related to sales associates, administrative personnel, advertising and marketing expenses, royalty payments on licensed products and other general and administrative expenses.
During the fourth quarter of fiscal year 2014, certain strategic initiatives were implemented to improve net profitability. This effort included streamlining our administrative workforce, delayering our management structure and streamlining decision-making and information flow, as well as reducing duplicative and excess fixed cost. During the fourth quarter of fiscal year 2014, we recorded a total of $4.0 million in SG&A expense associated with these strategic initiatives. As of October 3, 2015, approximately $0.5 million of these expenses were accrued and reported on our Condensed Consolidated Balance Sheets. During the first three months of fiscal year 2016, no additional expense was incurred in association with our strategic initiatives and $67 thousand was disbursed during the first three months of fiscal year 2016, leaving approximately $0.5 million remaining accrued on our January 2, 2016, Condensed Consolidated Balance Sheets.

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
Compensation expense is recorded on the SG&A expense line item in our Condensed Consolidated Statements of Operations over the vesting periods. During the three months ended January 2, 2016, we recognized $0.4 million in stock-based compensation expenses. During the three months ended December 27, 2014, we recognized a reduction in stock-based compensation expense of $0.2 million resulting from an adjustment of the number of shares expected to vest under certain performance-based awards.
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
As of January 2, 2016, there was $2.8 million of total unrecognized compensation cost related to non-vested awards granted under the 2010 Stock Plan. This cost is expected to be recognized over a period of 3.0 years. No awards were granted under the 2010 Stock Plan during the quarter ended January 2, 2016.
During the three months ending January 2, 2016, performance stock units representing 59,800 shares of our common stock vested upon the filing of our Annual Report on Form 10-K for the fiscal year ended October 2, 2015. Of these performance units, one half were payable in common stock and one-half were payable in cash and were issued in accordance with their respective agreements.
Option Plan
All options granted under the Option Plan have vested. As such, no expense was recognized during the three months ended January 2, 2016, or for the three months ended December 27, 2014. No options were exercised during the three months ended January 2, 2016. During the three months ended December 27, 2014, vested options representing 14,000 shares of our common stock were exercised, and the shares issued, in accordance with their respective agreements.
Award Plan
All awards granted under the Award Plan have vested and been exercised, and no awards remain outstanding.

Note J—Purchase Contracts
We have entered into agreements, and have fixed prices, to purchase yarn, natural gas, finished fabric, and finished apparel products. At January 2, 2016, minimum payments under these contracts were as follows (in thousands):

Yarn	$28,339
Natural gas	222
Finished fabric	3,269
Finished products	26,569
$58,399

Note K—Business Segments
We operate our business in two distinct segments: branded and basics. Although the two segments are similar in their production processes and regulatory environments, they are distinct in their economic characteristics, products, marketing, and distribution methods.
The branded segment is comprised of our business units focused on specialized apparel garments and headwear to meet consumer preferences and fashion trends, and includes the Salt Life, Junkfood, and Soffe business units as well as The Game business unit prior to its disposition on March 2, 2015. These branded embellished and unembellished products are sold through specialty and boutique shops, upscale and traditional department stores, mid-tier retailers, sporting goods stores, e-retailers, and the U.S. military. Products in this segment are marketed under our lifestyle brands of Salt Life®, Junk Food®, and Soffe®, as well as other labels.
The basics segment is comprised of our business units primarily focused on garment styles characterized by low fashion risk, and includes our Delta Activewear (which includes Delta Catalog and FunTees) and Art Gun business units. We market, distribute and manufacture for sale knit apparel under the main brands of Delta Pro Weight® and Delta Magnum Weight® for sale to a diversified audience ranging from large licensed screen printers to small independent businesses. We also manufacture private label products for major branded sportswear companies, retailers, corporate industry programs, e-retailers, and sports licensed apparel marketers. Art Gun produces custom private label garments using digital printing. Typically the private label products are sold with value-added services such as hangtags, ticketing, hangers, and embellishment so that they are fully ready for retail.
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
Information about our operations as of and for the three months ended January 2, 2016, and December 27, 2014, by operating segment, is as follows (in thousands):

	Basics	Branded	Consolidated
Three months ended January 2, 2016
Net sales	$61,516	$28,655	$90,171
Segment operating income (loss)	4,545	(2,318)	2,227
Segment assets	168,427	155,990	324,417

Three months ended December 27, 2014
Net sales	$57,681	$35,700	$93,381
Segment operating loss	(1,226)	(1,991)	(3,217)
Segment assets	181,445	170,884	352,329

The following table reconciles the segment operating earnings to the Company's consolidated income (loss) before provision (benefit) from income taxes (in thousands):

	Three Months Ended
	January 2, 2016	December 27, 2014
Segment operating income (loss)	$2,227	$(3,217)
Unallocated interest expense	1,276	1,528
Consolidated income (loss) before provision (benefit) from income taxes	$951	$(4,745)

Note L—Income Taxes
Our effective income tax provision for the three months ended January 2, 2016, was 28.4%, compared to an effective tax benefit of 11.3% for the same period in the prior year and an effective tax provision of 19.9% for the fiscal year ended October 3, 2015.
We benefit from having income in foreign jurisdictions that are either exempt from income taxes or have tax rates that are lower than the United States. Based on our current projected pre-tax income and the anticipated amount of U.S. taxable income compared to profits in the offshore taxable and tax-free jurisdictions in which we operate, our estimated annual income tax rate for the fiscal year ending October 1, 2016, is expected to be approximately 28%. However, changes in the mix of U.S. taxable income compared to profits in tax-free jurisdictions can have a significant impact on our overall effective tax rate.
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

Note M—Derivatives and Fair Value Measurements
From time to time, we may use interest rate swaps or other instruments to manage our interest rate exposure and reduce the impact of future interest rate changes. These financial instruments are not used for trading or speculative purposes. Outstanding instruments as of January 2, 2016, are noted below:

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

The following financial assets (liabilities) are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements Using
Period Ended	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest Rate Swaps
January 2, 2016	$(330)	—	$(330)	—
October 3, 2015	$(697)	—	$(697)	—

Contingent Consideration
January 2, 2016	$(2,900)	—	—	$(2,900)
October 3, 2015	$(3,100)	—	—	$(3,100)
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
At January 2, 2016, we had $2.9 million accrued in contingent consideration related to the Salt Life Acquisition, a$0.2 million reduction from the accrual at October 3, 2015. The reduction in the fair value of contingent consideration principally resulted from the reduced remaining time to the measurement period. We still expect sales in calendar year 2019 to approximate the expectations for calendar 2019 sales used in the valuation of contingent consideration at acquisition. No contingent consideration is expected to be paid under the terms of the Art Gun arrangement.
The following table summarizes the fair value and presentation in the Condensed Consolidated Balance Sheets for derivatives related to our interest swap agreements as of January 2, 2016, and October 3, 2015:

	January 2, 2016	October 3, 2015
Deferred tax assets	127	—
Accrued Expenses	(76)	(184)
Deferred tax liabilities	—	269
Other liabilities	(254)	(514)
Accumulated other comprehensive loss	$(203)	$(429)

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
On September 17, 2015, an agreement in principle was reached between all parties to settle the above-referenced wage and hour matters. Pursuant to that agreement, the defendants in the matters have agreed to pay an aggregate amount of $300,000 in exchange for a comprehensive release of all claims at issue in the matters. Delta Apparel, Inc., Soffe and Junkfood have collectively agreed to contribute $200,000 towards the aggregate settlement amount, which remains in our accrued expenses as of January 2, 2016. The settlement agreement requires the approval of the applicable courts before it can be finalized and the parties are currently seeking the necessary approvals.
Other
In addition, at times we are party to various legal claims, actions and complaints. We believe that, as a result of legal defenses, insurance arrangements, and indemnification provisions with parties believed to be financially capable, such actions should not have a material effect on our operations, financial condition, or liquidity.

Note O—Repurchase of Common Stock
As of January 2, 2016, our Board of Directors authorized management to use up to $40.0 million to repurchase stock in open market transactions under our Stock Repurchase Program.
During the December quarter of fiscal year 2016, we purchased 68,330 shares of our common stock for a total cost of $1.1 million. We did not purchase any shares of our common stock during the December quarter of fiscal year 2015. Through January 2, 2016, we have purchased 2,330,192 shares of our common stock for an aggregate of $28.5 million since the inception of our Stock Repurchase Program. All purchases were made at the discretion of management and pursuant to the safe harbor provisions of SEC Rule 10b-18. As of January 2, 2016, $11.5 million remained available for future purchases under our Stock Repurchase Program, which does not have an expiration date.
The following table summarizes the purchases of our common stock for the quarter ended January 2, 2016:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Dollar Value of Shares that May Yet Be Purchased Under the Plans
October 4, 2015 to November 7, 2015	36,282	$16.99	36,282	$12.0	million
November 8, 2015 to December 5, 2015	22,479	$15.51	22,479	$11.7	million
December 6, 2015 to January 2, 2016	9,569	$15.85	9,569	$11.5	million
Total	68,330	$16.34	68,330	$11.5	million

Note P—License Agreements
We have entered into license agreements that provide for royalty payments on net sales of licensed products as set forth in the agreements. These license agreements are within our branded segment. We have incurred royalty expense (included in SG&A expenses) of approximately $1.9 million and $2.2 million in the December quarter of fiscal years 2016 and 2015, respectively. The decline in royalty expense for the three months ended January 2, 2016, compared to the prior year is due to the sale of The Game branded collegiate headwear and apparel business to David Peyser Sportswear, in March, 2015. See Note D—Sale of The Game, for further information on this transaction.
At January 2, 2016, based on minimum sales requirements, future minimum royalty payments required under these license agreements were as follows (in thousands):

Fiscal Year	Amount
2016	$393
2017	96
2018	5
2019	—
$494

Note Q—Goodwill and Intangible Assets
Components of intangible assets consist of the following (in thousands):

	January 2, 2016			October 3, 2015
	Cost	Accumulated Amortization	Net Value	Cost	Accumulated Amortization	Net Value	Economic Life

Goodwill	$36,729	$—	$36,729	$36,729	$—	$36,729	N/A

Intangibles:
Tradename/trademarks	$17,530	$(2,050)	$15,480	$17,530	$(1,896)	$15,634	20 – 30 yrs
Customer relationships	7,220	(3,752)	3,468	7,220	(3,664)	3,556	20 yrs
Technology	1,220	(734)	486	1,220	(703)	517	10 yrs
License agreements	2,100	(242)	1,858	2,100	(216)	1,884	15 – 30 yrs
Non-compete agreements	1,287	(749)	538	1,287	(716)	571	4 – 8.5 yrs
Total intangibles	$29,357	$(7,527)	$21,830	$29,357	$(7,195)	$22,162

Amortization expense for intangible assets was $0.3 million for each of the three months ended January 2, 2016, and December 27, 2014. Amortization expense is estimated to be approximately $1.3 million for fiscal years 2016, 2017, 2018, and 2019, $1.2 million for fiscal year 2020 and $1.1 million for fiscal year 2021.

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

The forward-looking statements in this Quarterly Report on Form 10-Q are based on our expectations and are necessarily dependent upon assumptions, estimates and data that we believe are reasonable and accurate but may be incorrect, incomplete or imprecise. Forward-looking statements are also subject to a number of business risks and uncertainties, any of which could cause actual results or actions to differ materially from those set forth in or implied by the forward-looking statements. The risks and uncertainties include, among others:

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

A detailed discussion of significant risk factors that have the potential to cause actual results or actions to differ materially from our expectations is described under the subheading "Risk Factors" in our Annual Report on Form 10-K for our fiscal year ended October 3, 2015, filed with the SEC. Any forward-looking statements in this Quarterly Report on Form 10-Q do not purport to be predictions of future events, actions or circumstances and may not be realized. Any forward-looking statements are made only as of the date of this Quarterly Report on Form 10-Q and we do not undertake publicly to update or revise the forward-looking statements even if it becomes clear that any such statements or any projected results will not be realized or that any contemplated actions or initiatives will not be implemented.
The risks described in our Annual Report on Form 10-K for our fiscal year ended October 3, 2015, are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition, and/or operating results.

Business Outlook
During the first quarter, Delta Apparel continued its sales and net income growth, with sales increases over the prior year, when adjusted for the sale of The Game business in the second quarter of fiscal year 2015. We improved our margins, reduced general and administrative expenses, and dramatically improved operating profit, net income, and earning per share.
The Delta Activewear business has grown with new garments and fabrications to make it more responsive to current fashion trends. Additional new products and colors have been introduced for spring delivery. Our manufacturing platform continues to improve and the investments that we have made in new equipment are starting to pay off. The expansion of our manufacturing operations in Honduras with open-width finishing is well underway. All of the equipment has been installed and we should begin production later this month. We expect this initiative will yield annual savings of about $2 million.
Art Gun experienced 14% growth for the quarter, primarily driven by new customers brought on during the prior year. The high growth that Art Gun has historically seen was hindered during the quarter as Art Gun experienced the growing pains typical of a young, vibrant business unit and was not able to satisfactorily service the high volume demand of the holiday rush.
The Salt Life sales growth rate is back above 20% and the excitement around our new spring product line, being currently shipped, indicates that our growth in our March quarter may be even stronger. Salt Life's new distribution center, which we moved to Fayetteville, North Carolina, is fully operational to support the anticipated growth of the business. Efficiencies gained from this move should become evident as we move through the remainder of this fiscal year. This summer, Salt Life will open a new retail store in San Clemente, California, which will be similar to the original flagship store in Jacksonville Beach, Florida. It will showcase Salt Life products for the public as well as provide merchandising techniques to retailers who carry the Salt Life line.
Junk Food's growth, although relatively flat in the first quarter, follows a growth trend that spans several previous quarters. This has been driven by double-digit growth in specialty shops and e-retailers, which strengthens the Junk Food brand and brings it back to its heritage.
While Soffe is not where we believe it should be, Soffe did experience double-digit growth in the independent sporting goods channel where we have placed a strong emphasis. To develop this channel further, we began work on a new business-to-business website during the past quarter that will personalize the customer's experience and make it easier for them to do business with Soffe. The new site is expected to launch in early spring.
Delta Apparel remains focused on initiatives that should improve the profitability and provide avenues of further growth. The continuing cost controls in both manufacturing and administrative functions should give further added strength to the bottom line. Overall, we believe that the positive elements underlying our strong first quarter will continue, giving a sense of prudent optimism about the remainder of the year.

Results of Operations
Net sales for the first quarter of 2016 were $90.2 million, a 2.5% increase over the prior year period after adjusting for the $5.4 million first quarter 2015 sales attributable to The Game, the business unit we sold in March 2015. Our direct-to-consumer and ecommerce sales represented 5% of total revenues for the first quarter of 2016, an 80 basis point increase from the same period last year. Overall ecommerce growth for the first quarter was 15.7% compared to the prior year period, with sales on each of our direct-to-consumer and business-to-business sites increasing.
Gross margins grew 450 basis points from the prior year quarter to 20.9% in the December quarter driven principally from the Delta Activewear division. We are seeing the benefits of a more favorable product mix as well as lower product costs from manufacturing efficiencies and lower priced raw materials in our improving gross margins. Finished goods inventory levels were low at the end of fiscal year 2015 due to our strong September quarter sales. As such, we were able to increase production in our manufacturing facilities during the December quarter and expect to continue this throughout fiscal year 2016, which should further enhance our manufacturing efficiencies.
SG&A expenses were $16.9 million, or 18.7% of sales, for the quarter ended January 2, 2016, compared to $18.5 million, or 19.9% of sales, in the prior year period. The decline was primarily driven from lower selling costs which related to the prior year including royalties and commissions for The Game business, which was sold in March, 2015. See Note D—Sale of The Game, for further information on this transaction. Additionally, the 2016 quarter reflected the full benefits of the prior year headcount reductions.
The change in fair value of contingent consideration was associated with the Salt Life acquisition. Based on our updated analysis, the fair value of the liability decreased $0.2 million principally from the reduced remaining time to the measurement period, resulting in the gain recorded in the 2016 first quarter.
Net interest expense for the first quarter of fiscal year 2016 was $1.3 million compared to $1.5 million in the first quarter of fiscal year 2015. The decrease in interest is due to lower debt levels than prior year.
Our effective income tax provision for the three months ended January 2, 2016, was 28.4%, compared to an effective tax benefit of 11.3% for the same period last year and an effective tax provision of 19.9% for the full fiscal year 2015. We benefit from having income in foreign jurisdictions that are either exempt from income taxes or have tax rates that are lower than the United States. Based on our current projected pre-tax income and the anticipated amount of U.S. taxable income compared to profits in the offshore taxable and tax-free jurisdictions in which we operate, our estimated annual income tax rate for the fiscal year ending October 1, 2016, is expected to be approximately 28%. However, changes in the mix of U.S. taxable income compared to profits in tax-free jurisdictions can have a significant impact on our overall effective tax rate.
Our earnings for the quarter were $0.7 million, or $0.09 per diluted share. This compares with a net loss of $4.2 million, or $0.53 per diluted share, in the prior year quarter.
At January 2, 2016, accounts receivable were $48.4 million compared to $52.2 million in the prior year quarter. Days sales outstanding ("DSO") were 53 days as of January 2, 2016, compared to 52 days as of October 3, 2015, and 56 days as of December 27, 2014. The improvement from December 27, 2014, is due to prior year December having some customers whose receivables had aged, and payments were received subsequent to quarter end.
Inventory levels increased $10.8 million from October 3, 2015, to $159.2 million at January 2, 2016. The increase from October 3, 2015, is due to an increase in our finished goods in anticipation of the spring selling season.
Capital expenditures were $3.4 million during the first quarter of fiscal year 2016. Our capital expenditures primarily related to machinery, and equipment along with investments in our information technology systems. Depreciation and amortization, including non-cash compensation, was $2.8 million for the first quarter of fiscal year 2016.
Total debt at January 2, 2016, was $106.2 million, compared with $130.4 million a year ago. Our lower debt levels are the result of the free cash flow generated in fiscal year 2015 and the proceeds from the sale of The Game business in March 2015.
Branded Segment
Sales grew in all of our branded businesses during the quarter with the exception of Soffe. Net sales for the branded segment were $28.7 million compared with $35.7 million in the prior year period. The prior year first quarter included $5.4 million of sales attributed to the since-divested The Game business. Junkfood sales were up slightly compared with the prior year quarter, with continued double-digit growth in specialty retailers and ecommerce channels. This offset some weakness in large retail customers. Salt Life achieved double digit sales growth during the quarter, resulting from strong demand for long-sleeve tees and the Salt Life lifestyle designs. Soffe sales declined $2.3 million during the first quarter of 2016 compared to the prior year period.
Gross margins in our branded segment for the December quarter decreased 210 basis points from the prior year quarter driven primarily by the mix of products sold across the customer base.
Despite the decreased SG&A expenses from the prior year, branded segment operating income decreased $0.3 million from the prior year quarter.
Basics Segment
Net sales in our basics segment were $61.5 million in the first quarter, a 6.7% increase from $57.7 million in the prior year period. Strong sales growth in both Delta Activewear and Art Gun drove this improvement. Art Gun achieved a 13.8% sales increase with 27% unit growth over the prior year quarter. Delta Activewear sales were up 6.2%, driven by volume growth and from a stronger mix of fashion basics and catalog full-package products carrying higher selling prices. Sales of private label products also contributed to the growth, increasing 5% from the prior year period.
The basics segment continued its gross margin expansion during the 2016 first fiscal quarter, with a 990 basis point increase compared to the same period last year. This was primarily due to greater efficiencies in manufacturing, coupled with lower raw material prices.
Basics segment operating income increased $5.8 million from the prior year quarter due to increased sales and stronger gross margins.

Liquidity and Capital Resources
Our current primary cash needs are for working capital, capital expenditures, and debt service, as well as to fund share repurchases under our Stock Repurchase Program.
Operating Cash Flows
Operating activities used $1.0 million in cash for the first three months of fiscal year 2016 compared to $1.2 million in cash provided by operating activities in the first three months of fiscal year 2015. The decrease in operating cash flow in the first three months of fiscal year 2016 compared to the prior year period was primarily due to increased payments to suppliers and incentive bonus payments, partially offset by increased earnings in the business along with a smaller build of inventory in fiscal year 2016 compared to the prior year.
Investing Cash Flows
Capital expenditures during the first three months of fiscal year 2016 were $1.8 million compared to $2.0 million for the same period last year. Additionally, there was $1.3 million in expenditures financed under a lease arrangement and $0.3 million in unpaid expenditures in the first quarter of fiscal 2016. Capital expenditures in both periods primarily related to machinery and equipment, along with investments in our information technology systems. We anticipate our fiscal year 2016 capital expenditures to be approximately $10 million, which will be focused primarily on manufacturing equipment, along with information technology, and direct-to-consumer investments.
Financing Activities
During the first three months of fiscal year 2016, cash provided by financing activities was $2.7 million compared to $0.4 million in cash provided by financing activities in the same period last year. The cash provided in our financing activities during fiscal 2016 was to fund our operating and investing activities. During the December 2016 quarter, we repurchased 68,330 shares of Delta Apparel common stock at an average cost of $16.34 per share for a total cost of $1.1 million.
Based on our current expectations, we believe that our credit facility should be sufficient to satisfy our foreseeable working capital needs, and that cash flow generated by our operations and funds available under our credit facility should be sufficient to service our debt payment requirements, to satisfy our day-to-day working capital needs and to fund our planned capital expenditures. Any material deterioration in our results of operations, however, may result in our losing the ability to borrow under our revolving credit facility and to issue letters of credit to suppliers, or may cause the borrowing availability under our facility to be insufficient for our needs. Availability under our credit facility is primarily a function of the levels of our accounts receivable and inventory. A significant deterioration in our accounts receivable or inventory levels could restrict our ability to borrow additional funds or service our indebtedness. Moreover, our credit facility includes a financial covenant that if the availability under our credit facility falls below the amounts specified in our credit agreement, our FCCR for the preceding 12-month period must not be less than 1.1 to 1.0. Although our availability at January 2, 2016, was above the minimum thresholds specified in our credit agreement, a significant deterioration in our business could cause our availability to fall below such thresholds, thereby requiring us to maintain the minimum FCCR specified in our credit agreement. As of January 2, 2016, our FCCR was above the minimum threshold specified in our credit agreement.
Purchases By Delta Apparel Of Its Own Shares
During the three months ended January 2, 2016, we purchased 68,330 shares of our common stock for an aggregate amount of $1.1 million (see Note O-Repurchase of Common Stock). As of January 2, 2016, there was $11.5 million of our share repurchase authorization remaining. We evaluate current leverage, working capital requirements, our free cash flow outlook, stock valuation and future business opportunities to determine when we believe the repurchase of our stock is a sound investment opportunity that we can pursue without sacrificing future growth plans.

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
A detailed discussion of critical accounting policies is contained in the Significant Accounting Policies included in Note 2 to the Audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended October 3, 2015, and there have been no changes in those policies since the filing of that Form 10-K with the SEC.

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
Yarn with respect to which we have fixed cotton prices at January 2, 2016, was valued at $28.3 million, and is scheduled for delivery between January 2016 and October 2016. At January 2, 2016, a 10% decline in the market price of the cotton covered by our fixed price yarn would have had a negative impact of approximately $2.1 million on the value of the yarn. This compares to what would have been a negative impact of $2.9 million at our 2015 fiscal year-end based on the yarn with fixed cotton prices at October 3, 2015. The impact of a 10% decline in the market price of the cotton covered by our fixed price yarn would have been lower at January 2, 2016, than at October 3, 2015, due to decreased commitments at January 2, 2016, compared to October 3, 2015.
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
Interest Rate Sensitivity
Our U.S. revolving credit facility provides that the outstanding amounts owed shall bear interest at variable rates. If the amount of outstanding floating rate indebtedness at January 2, 2016, under our U.S. revolving credit facility had been outstanding during the entire three months ended January 2, 2016, and the interest rate on this outstanding indebtedness was increased by 100 basis points, our expense would have increased by approximately $60 thousand, or 4.7% of actual interest expense, during the quarter. This compares to an increase of $0.2 million, or 3.2%, for the 2015 fiscal year based on the outstanding floating rate indebtedness at October 3, 2015, or an average of $49 thousand per quarter. The dollar amount, as well as the percentage, of the increase in interest expense is higher as of January 2, 2016, primarily due to the higher floating rate debt level as of January 2, 2016, compared to October 3, 2015. The actual increase in interest expense resulting from a change in interest rates would depend on the magnitude of the increase in rates and the average principal balance of floating rate indebtedness.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of January 2, 2016, and, based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures were effective at the evaluation date.
Changes in Internal Control Over Financial Reporting

There was no change during the first quarter of fiscal year 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings
See Note N—Legal Proceedings in Item 1, which is incorporated herein by reference.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(c) Repurchases of Common Stock
See Note O—Repurchase of Common Stock and Note G—Debt, in Item 1, which are incorporated herein by reference.

Item 6.	Exhibits
Exhibits

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

10.1	Form of Restricted Stock Unit and Performance Unit Agreement

10.2	Form of Restricted Stock Unit Award Agreement

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DELTA APPAREL, INC. (Registrant)
Date	February 9, 2016	By:	/s/ Deborah H. Merrill
Deborah H. Merrill Chief Financial Officer and President, Delta Basics