Form 10-Q
period 2016-04-02
DELTA APPAREL, INC
filed 2016-05-12
CIK 1101396

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 2, 2016
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
Yes ☐ No ☑
As of May 6, 2016, there were outstanding 7,713,505 shares of the registrant’s common stock, par value of $0.01 per share, which is the only class of outstanding common or voting stock of the registrant.

PART 1.	FINANCIAL INFORMATION

Item 1.	Financial Statements
Delta Apparel, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Amounts in thousands, except share amounts and per share data)
(Unaudited)

	April 2, 2016	October 3, 2015
Assets
Current assets:
Cash and cash equivalents	$742	$300
Accounts receivable, less allowances of $3,039 and $2,984, respectively	60,198	62,741
Inventories, net	163,659	148,372
Prepaid expenses and other current assets	5,312	2,844
Total current assets	229,911	214,257

Property, plant and equipment, net of accumulated depreciation of $84,601 and $81,376, respectively	42,238	39,653
Goodwill	36,729	36,729
Intangibles, net	21,497	22,162
Deferred income taxes	6,011	7,294
Other assets	4,292	4,808
Total assets	$340,678	$324,903

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$56,595	$53,349
Accrued expenses	16,723	20,996
Income tax payable	128	87
Current portion of long-term debt	7,663	8,340
Total current liabilities	81,109	82,772

Long-term debt, less current maturities	107,364	93,872
Other liabilities	1,531	660
Contingent consideration	2,800	3,100
Total liabilities	$192,804	$180,404

Shareholders’ equity:
Preferred stock—$0.01 par value, 2,000,000 shares authorized, none issued and outstanding	—	—
Common stock —$0.01 par value, 15,000,000 shares authorized, 9,646,972 shares issued, and 7,713,505 and 7,797,166 shares outstanding as of April 2, 2016 and October 3, 2015, respectively	96	96
Additional paid-in capital	59,953	59,399
Retained earnings	111,831	107,715
Accumulated other comprehensive loss	(235)	(429)
Treasury stock —1,933,467 and 1,849,806 shares as of April 2, 2016 and October 3, 2015, respectively	(23,771)	(22,282)
Total shareholders’ equity	147,874	144,499
Total liabilities and shareholders' equity	$340,678	$324,903
See accompanying Notes to Condensed Consolidated Financial Statements.

Delta Apparel, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	April 2, 2016	March 28, 2015	April 2, 2016	March 28, 2015
Net sales	$109,160	$115,042	$199,331	$208,422
Cost of goods sold	83,434	93,807	154,736	171,861
Gross profit	25,726	21,235	44,595	36,561

Selling, general and administrative expenses	20,032	21,640	36,916	40,180
Change in fair value of contingent consideration	(100)	65	(300)	130
Gain on sale of business	—	(7,704)	—	(7,704)
Other income, net	(137)	(94)	(177)	(155)
Operating income	5,931	7,328	8,156	4,110

Interest expense, net	1,396	1,491	2,671	3,019
Income before provision for income taxes	4,535	5,837	5,485	1,091
Provision for income taxes	1,099	2,191	1,369	1,656
Net income (loss)	$3,436	$3,646	$4,116	$(565)

Basic earnings (loss) per share	$0.44	$0.46	$0.53	$(0.07)
Diluted earnings (loss) per share	$0.43	$0.46	$0.52	$(0.07)

Weighted average number of shares outstanding	7,735	7,892	7,748	7,886
Dilutive effect of stock options and awards	229	78	211	—
Weighted average number of shares assuming dilution	7,964	7,970	7,959	7,886
See accompanying Notes to Condensed Consolidated Financial Statements.

Delta Apparel, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Amounts in thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	April 2, 2016	March 28, 2015	April 2, 2016	March 28, 2015
Net income (loss)	$3,436	$3,646	$4,116	$(565)
Net unrealized (loss) gain on cash flow hedges, net of tax	(33)	(125)	193	(129)
Comprehensive income (loss)	$3,403	$3,521	$4,309	$(694)

See accompanying Notes to Condensed Consolidated Financial Statements.

Delta Apparel, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	Six Months Ended
	April 2, 2016	March 28, 2015
Operating activities:
Net income (loss)	$4,116	$(565)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	4,745	4,866
Amortization of deferred financing fees	250	250
Excess tax benefits from exercise of stock options	(89)	12
Provision for deferred income taxes	1,283	851
Gain on sale of The Game assets before transaction costs	—	(8,114)
Non-cash stock compensation	952	428
Change in the fair value of contingent consideration	(300)	130
Loss on disposal of equipment	28	12
Changes in operating assets and liabilities:
Accounts receivable	2,543	(5,352)
Inventories	(15,287)	(1,232)
Prepaid expenses and other assets	(2,469)	(1,330)
Other non-current assets	266	76
Accounts payable	2,659	(7,527)
Accrued expenses	(4,319)	(722)
Income tax payable/receivable	130	1,072
Other liabilities	139	(188)
Net cash used in operating activities	(5,353)	(17,333)

Investing activities:
Purchases of property and equipment, net	(4,996)	(2,451)
Proceeds from sale of The Game assets	—	14,913
Proceeds from sale of fixed assets	21	470
Net cash (used in) provided by investing activities	(4,975)	12,932

Financing activities:
Proceeds from long-term debt	237,765	253,540
Repayment of long-term debt	(224,950)	(248,452)
Repayment of capital financing	(153)	(78)
Payment of deferred financing fees	—	(25)
Repurchase of common stock	(1,818)	—
Payment of withholding taxes on exercise of stock options	(163)	—
Excess tax benefits from exercise of stock options	89	(12)
Net cash provided by financing activities	10,770	4,973
Net increase in cash and cash equivalents	442	572
Cash and cash equivalents at beginning of period	300	612
Cash and cash equivalents at end of period	$742	$1,184

Supplemental cash flow information:
Cash paid during the period for interest	$2,104	$2,417
Cash paid (received) during the period for income taxes, net of refunds received	$75	$(341)
Non-cash financing activity - capital lease agreements	$1,374	$—

See accompanying Notes to Condensed Consolidated Financial Statements.

Delta Apparel, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note A—Basis of Presentation and Description of Business
We prepared the accompanying interim condensed consolidated financial statements in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles ("U.S. GAAP") for complete financial statements. We believe these Condensed Consolidated Financial Statements include all normal recurring adjustments considered necessary for a fair presentation. Operating results for the six months ended April 2, 2016, are not necessarily indicative of the results that may be expected for our fiscal year ending October 1, 2016. Although our various product lines are sold on a year-round basis, the demand for specific products or styles reflects some seasonality, with sales in our June quarter generally being the highest and sales in our December quarter generally being the lowest. For more information regarding our results of operations and financial position, refer to the Consolidated Financial Statements and footnotes included in our Form 10-K for our fiscal year ended October 3, 2015, filed with the United States Securities and Exchange Commission (“SEC”).
“Delta Apparel”, the “Company”, and “we”, “us” and “our” are used interchangeably to refer to Delta Apparel, Inc. together with our domestic wholly-owned subsidiaries, including M.J. Soffe, LLC (“Soffe”), Junkfood Clothing Company (“Junkfood”), Salt Life, LLC ("Salt Life"), Art Gun, LLC (“Art Gun”), and other international subsidiaries, as appropriate to the context.
Delta Apparel, Inc. is an international apparel design, marketing, manufacturing and sourcing company that features a diverse portfolio of lifestyle basics and branded activewear apparel and headwear. We specialize in selling casual and athletic products through a variety of distribution channels and distribution tiers, including specialty stores, boutiques, department stores, mid and mass channels, e-retailers, and the U.S. military. Our products are also made available direct-to-consumer on our websites and in our retail stores. We believe this diversified distribution allows us to capitalize on our strengths to provide casual activewear to consumers purchasing from most types of retailers.
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
Reclassifications
Certain amounts have been corrected in the October 3, 2015, balance sheet to conform to the classification of those balances as of April 2, 2016. These include the reclassification of deposits from Prepaid expenses and other current assets to Other assets in the amount of $1.2 million and the reclassification of the current portion of interest rate swaps from Other liabilities to Accrued liabilities in the amount of $0.3 million.

Note B—Accounting Policies
Our accounting policies are consistent with those described in our Significant Accounting Policies in our Form 10-K for the fiscal year ended October 3, 2015, filed with the SEC.

Note C—New Accounting Standards
Recently Adopted Standards
In November 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, ("ASU 2015-17"). This new guidance requires businesses to classify deferred tax liabilities and assets on their balance sheets as noncurrent. Under existing accounting standards, a business must separate deferred income tax liabilities and assets into current and noncurrent. ASU 2015-17 was issued as a way to simplify the way businesses classify deferred tax liabilities and assets on their balance sheets. Public companies must apply ASU 2015-17 to fiscal years beginning after December 15, 2016. Companies must follow the requirements for interim periods within those fiscal years, but early adoption at the beginning of an interim or annual period is allowed for all entities. ASU 2015-17 was adopted in our fiscal year beginning October 4, 2015. The implementation of ASU 2015-17 was applied retroactively to the October 3, 2015, Condensed Consolidated Balance Sheet included in this Form 10-Q. As a result of this retroactive application, current deferred income tax assets of $7.3 million have been netted with noncurrent deferred income tax liabilities of $7 thousand and reclassified to noncurrent deferred income tax assets.

Standards Not Yet Adopted
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, ("ASU 2014-09"). This new guidance requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. ASU 2014-09 is effective for annual periods beginning after December 15, 2017, for public business entities and permits the use of either the retrospective or cumulative effect transition method. Early application is permitted only for annual reporting periods beginning after December 15, 2016. ASU 2014-09 will therefore be effective in our fiscal year beginning September 30, 2018. We are evaluating the effect that ASU 2014-09 will have on our Consolidated Financial Statements and related disclosures.
In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory, ("ASU 2015-11").  This new guidance requires an entity to measure inventory at the lower of cost and net realizable value. Currently, entities measure inventory at the lower of cost or market. ASU 2015-11 replaces market with net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.  Subsequent measurement is unchanged for inventory measured under last-in, first-out or the retail inventory method.  ASU 2015-11 requires prospective adoption for inventory measurements for fiscal years beginning after December 15, 2016, and interim periods within those years for public business entities.  Early application is permitted.  ASU 2015-11 will therefore be effective in our fiscal year beginning October 1, 2017. We are evaluating the effect that ASU 2015-11 will have on our Consolidated Financial Statements and related disclosures.
In February 2016, the FASB issued ASU No. 2016-02, Leases, (ASU 2016-02). ASU 2016-02 requires lessees to recognize assets and liabilities for most leases. All leases will be required to be recorded on the balance sheet with the exception of short-term leases. Early application is permitted. The guidance must be adopted using a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. ASU 2016-02 is effective for financial statements issued for annual periods beginning after December 15, 2018, and interim periods within those annual periods. ASU 2016-02 will therefore be effective in our fiscal year beginning September 29, 2019. We are evaluating the effect that ASU 2016-02 will have on our Consolidated Financial Statements and related disclosures.
In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, (ASU 2016-09). ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. ASU 2016-09 will therefore be effective in our fiscal year beginning October 1, 2017. We are evaluating the effect that ASU 2016-09 will have on our Consolidated Financial Statements and related disclosures.

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
The pre-tax gain on the sale of The Game assets, inclusive of the direct and indirect expenses, was $5.6 million. The transaction and associated indirect expenses were recorded in our Condensed Consolidated Statements of Operations in our 2015 second quarter as follows: (i) proceeds of $14.9 million less costs of assets sold and direct selling costs resulting in a gain of $7.7 million recorded as a gain on sale of business; (ii) $1.4 million in indirect expenses recorded in our selling, general and administrative expenses; and (iii) $0.8 million of indirect expenses recorded in our cost of goods sold. For income tax purposes, this gain and associated indirect expenses were treated as a discrete item and resulted in $2.2 million in income tax expense being recorded in our 2015 second quarter.

Note E—Salt Life Acquisition
On August 27, 2013, Salt Life purchased substantially all of the assets of Salt Life Holdings, LLC ("Salt Life Holdings"), including all of its domestic and international trademark rights in the Salt Life brand (the "Salt Life Acquisition"). The purchase price for the Salt Life Acquisition consisted of: (i) a cash payment at closing of $12,000,000, (ii) a deposit at closing of $3,000,000 into an escrow account to be held to secure indemnification obligations of the seller under the asset purchase agreement and to be held for a period of up to fifty-four months following the closing, and (iii) delivery of two promissory notes in the aggregate principal amount of $22,000,000. An additional amount may be payable in cash after the end of calendar year 2019 if financial performance targets involving the sale of Salt Life-branded products are met during the 2019 calendar year. At acquisition, we recorded an accrual of $3.4 million for the fair value of the contingent consideration associated with the Salt Life Acquisition. We financed the cash portion of the purchase price through our Fourth Amended and Restated Loan and Security Agreement, as amended on August 27, 2013. We expensed all acquisition-related costs, totaling $0.3 million, in the selling, general and administrative expense line item of our Condensed Consolidated Statements of Operations in the quarter ended September 28, 2013.
On December 6, 2013, we entered into an agreement (the "IMG Agreement") with IMG Worldwide, Inc. ("IMG") that provides for the termination of the Salt Life brand license agreements entered into between Delta Apparel and IMG (as agent on behalf of Salt Life Holdings) prior to the Salt Life Acquisition as well as the agency agreement entered into between Salt Life Holdings and IMG prior to the Salt Life Acquisition. In addition, the IMG Agreement provides that Delta Apparel and Salt Life Holdings are released from all obligations and liabilities under those agreements or relating to the Salt Life Acquisition. Pursuant to the IMG Agreement, Salt Life and IMG entered into a separate, multi-year agency agreement, which has since been terminated, whereby IMG represented Salt Life with respect to the licensing of the Salt Life brand in connection with certain product and service categories. Salt Life agreed to pay IMG installments totaling $3,500,000 to terminate these contractual arrangements. As a result, the above-referenced $3,000,000 indemnification asset was released from escrow during the quarter ended December 28, 2013, and applied towards these payment obligations, along with additional amounts previously accrued for royalty obligations under the above-referenced Salt Life brand license agreements. During the years ended October 3, 2015, and September 27, 2014, we made payments of $0.8 million and $2.1 million, respectively, in accordance with the terms of the agreement. As of April 2, 2016, there was one quarterly installment of $0.2 million remaining. We have recorded the fair value of the liability as of April 2, 2016, on our financials with $0.2 million in accrued expenses.
The Salt Life Acquisition continues our strategy of building lifestyle brands that take advantage of our creative capabilities, vertical manufacturing platform and international sourcing competencies. Prior to the Salt Life Acquisition, Salt Life, LLC sold Salt Life-branded products under exclusive license agreements which began in January 2011. As such, the results of Salt Life sales have been included in our Condensed Consolidated Financial Statements since that time.
We accounted for the Salt Life Acquisition pursuant to ASC 805, Business Combinations, with the purchase price allocated based upon fair value. We have identified certain intangible assets associated with Salt Life, including tradenames and trademarks, license agreements, non-compete agreements and goodwill. The total amount of goodwill has been accounted for as deductible for tax purposes. Components of the intangible assets recorded at acquisition are as follows (in thousands, except economic life data):

		Economic Life
Goodwill	$19,917	N/A

Intangibles:
Tradename/trademarks	16,000	30 years
License agreements	2,100	15 – 30 years
Non-compete agreements	770	6.6 years
Total intangibles	18,870

Total goodwill and intangibles	$38,787

Note F—Inventories
Inventories, net of reserves of $8.7 million and $8.4 million as of April 2, 2016, and October 3, 2015, respectively, consist of the following (in thousands):

	April 2, 2016	October 3, 2015
Raw materials	$12,436	$11,412
Work in process	18,183	19,071
Finished goods	133,040	117,889
	$163,659	$148,372
As of April 2, 2016, finished goods inventory included $2.2 million in consignment inventory located at one of our large retail customers that had filed for bankruptcy.

Note G—Debt
Delta Apparel, Soffe, Junkfood, Salt Life, and Art Gun were previously borrowers under the May 27, 2011, Fourth Amended and Restated Loan and Security Agreement, with the financial institutions named therein, Wells Fargo Bank, National Association, as Administrative Agent, Bank of America, N.A., as Syndication Agent, Wells Fargo Capital Finance, LLC, as Sole Lead Arranger, and Wells Fargo Capital Finance, LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Joint Bookrunners. The May 27, 2011, Fourth Amended and Restated Loan Agreement (as subsequently amended, the "Amended Loan Agreement") was subsequently amended on each of August 27, 2013, September 4, 2013, September 26, 2014, and February 27, 2015.
Pursuant to the Amended Loan Agreement, the maximum line of credit under our U.S. revolving credit facility is $145 million (subject to borrowing base limitations), and matures on May 27, 2017. Provided that no event of default exists, we have the option to increase the maximum credit available under the facility to $200 million (subject to borrowing base limitations), conditioned upon the Administrative Agent's ability to secure additional commitments and customary closing conditions. In fiscal year 2014, we paid $0.4 million in financing costs in conjunction with the September 26, 2014, amendment. No financing costs were paid in conjunction with the February 27, 2015, amendment.
As of April 2, 2016, there was $94.7 million outstanding under our U.S. revolving credit facility at an average interest rate of 3.25%, and additional borrowing availability of $22.2 million. This credit facility includes a financial covenant requiring that if the amount of availability falls below the threshold amounts set forth in the Amended Loan Agreement, our Fixed Charge Coverage Ratio (“FCCR”) (as defined in the Amended Loan Agreement) for the preceding 12-month period must not be less than 1.1 to 1.0. We were not subject to the FCCR covenant at April 2, 2016, because our availability was above the minimum required under the Amended Loan Agreement. At April 2, 2016, our FCCR was above the required 1.1 to 1.0 ratio and therefore we would have satisfied our financial covenant had we been subject to it. At April 2, 2016, and October 3, 2015, there was $7.6 million and $7.3 million, respectively, of retained earnings free of restrictions to make cash dividends or stock repurchases.
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
In conjunction with the Salt Life Acquisition, we issued two promissory notes in the aggregate principal of $22.0 million, which included a one-time installment of $9.0 million that was due and paid as required on September 30, 2014, and quarterly installments commencing on March 31, 2015, with the final installment due on June 30, 2019. The promissory notes are zero-interest notes and state that interest will be imputed as required under Section 1274 of the Internal Revenue Code. We have imputed interest at 1.92% and 3.62% on the promissory notes that mature on June 30, 2016, and June 30, 2019, respectively. At April 2, 2016, the discounted value of the promissory notes was $8.7 million.
In March, 2011, we entered into a credit facility with Banco Ficohsa, a Honduran bank. This credit facility is secured by a first-priority lien on the assets of our Honduran operations and the loan is not guaranteed by our U.S. entities. The installment portion of the credit facility carries a fixed interest rate of 7% for a term of seven years and is denominated in U.S. dollars. As of April 2, 2016, there was $2.0 million outstanding on the installment portion of this loan. The revolving credit portion of the loan has an average interest rate of 8.0% with an ongoing 18-month term (expiring March 2019) and is denominated in U.S. dollars. The revolving credit portion of the loan requires minimum payments during each 6-month period of the 18-month term; however, the loan agreement permits additional drawdowns to the extent payments are made and certain objective covenants are met. The current revolving Honduran debt, by its nature, is not long-term, as it requires scheduled payments each six months. However, as the loan agreement permits us to re-borrow funds up to the amount repaid, subject to certain objective covenants, and we intend to re-borrow funds, subject to the objective covenants, the amounts have been classified as long-term debt. As of April 2, 2016, there was $5.0 million outstanding under the revolving portion of the credit facility.
In October, 2013, we entered into two new term loan agreements with Banco Ficohsa to finance our Honduran manufacturing expansion project. These loans are also not guaranteed by our U.S. entities and are secured by a first-priority lien on the assets of our Honduran operations. The first loan, an 18-month agreement for $1.8 million, with a 7% fixed interest rate, is denominated in U.S. dollars, and has ratable monthly principal and interest payments due through the end of the term. As of April 2, 2016, this loan had been extinguished. The second loan, a seven-year agreement for $4.2 million with a 7% fixed interest rate, was denominated in U.S. dollars and had ratable monthly principal and interest payments due through the end of the term. In November 2014, this loan was re-financed to a six-year agreement for $3.6 million with a 7.5% fixed interest rate. As of April 2, 2016, there was $2.9 million outstanding under this loan agreement. In April 2015, we entered into another term loan agreement with Banco Ficohsa to finance further capital expansion at our Honduran facilities. This loan is not guaranteed by our U.S. entities and is secured by a first-priority lien on the assets of our Honduran operations. The loan is a seven-year agreement for $2.0 million with an 8% fixed interest rate, is denominated in U.S. dollars, and has ratable monthly principal and interest payments due through the end of the term. The first payment was due in June 2015. As of April 2, 2016, there was $1.8 million outstanding under this loan agreement. The carrying value of debt approximates the fair value.

Note H—Selling, General and Administrative Expense
We include in selling, general and administrative ("SG&A") expenses costs incurred subsequent to the receipt of finished goods at our distribution facilities, such as the cost of stocking, warehousing, picking, packing, and shipping goods for delivery to our customers. Distribution costs included in SG&A expenses totaled $3.9 million and $4.1 million for the three months ended April 2, 2016, and March 28, 2015, respectively, and totaled $7.6 million and $7.8 million for the six months ended April 2, 2016, and March 28, 2015, respectively. In addition, SG&A expenses include costs related to sales associates, administrative personnel, advertising and marketing expenses, royalty payments on licensed products and other general and administrative expenses.
During the fourth quarter of fiscal year 2014, certain strategic initiatives were implemented to improve net profitability. This effort included streamlining our administrative workforce, delayering our management structure and streamlining decision-making and information flow, as well as reducing duplicative and excess fixed cost. During the fourth quarter of fiscal year 2014, we recorded a total of $4.0 million in SG&A expense associated with these strategic initiatives. As of October 3, 2015, approximately $0.5 million of these expenses were accrued and reported on our Condensed Consolidated Balance Sheets. During the first six months of fiscal year 2016, no additional expense was incurred in association with these strategic initiatives and $67 thousand was disbursed, leaving approximately $0.5 million remaining accrued on our April 2, 2016, Condensed Consolidated Balance Sheets.

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
Compensation expense is recorded on the SG&A expense line item in our Condensed Consolidated Statements of Operations over the vesting periods. During the three and six months ended April 2, 2016, we recognized $0.7 million and $1.1 million, respectively, in stock-based compensation expense. During the three and six months ended March 28, 2015, we recognized $0.7 million and $0.5 million, respectively, in stock-based compensation expense.
2010 Stock Plan
Under the 2010 Stock Plan, the Compensation Committee of our Board of Directors has the authority to determine the employees and directors to whom awards may be granted and the size and type of each award and manner in which such awards will vest. The awards available consist of stock options, stock appreciation rights, restricted stock, restricted stock units, performance stock, performance units, and other stock and cash awards. The aggregate number of shares of common stock that may be delivered under the 2010 Stock Plan is 500,000 plus any shares of common stock subject to outstanding awards under the Option Plan or Award Plan that are subsequently forfeited or terminated for any reason before being exercised. The 2010 Stock Plan limits the number of shares that may be covered by awards to any participant in a given calendar year and also limits the aggregate awards of restricted stock, restricted stock units and performance stock granted in any given calendar year. If a participant dies or becomes disabled (as defined in the 2010 Stock Plan) while employed by the Company or serving as a director, all unvested awards become fully vested. The Compensation Committee is authorized to establish the terms and conditions of awards granted under the 2010 Stock Plan, to establish, amend and rescind any rules and regulations relating to the 2010 Stock Plan, and to make any other determinations that it deems necessary.
During the quarter ended April 2, 2016, restricted stock units representing 83,788 shares of our common stock were granted. These restricted stock units are service-based and 8,438 units are eligible to vest upon the filing of our Annual Report on Form 10-K for the year ending October 1, 2016. The remaining 75,350 units are eligible to vest upon the filing of our Annual Report on Form 10-K for the year ending September 30, 2017. Upon vesting, one-half of these awards are payable in the common stock of Delta Apparel, Inc. and are accounted for under the equity method pursuant to ASC 718 and one-half are payable in cash and are accounted for under the liability method pursuant to ASC 718.
During the quarter ended April 2, 2016, performance stock units representing 75,350 shares of our common stock were granted. These performance stock units are based on the achievement of certain performance criteria for the fiscal years ending October 1, 2016, and September 30, 2017, and are eligible to vest upon the filing of our Annual Report on Form 10-K for the year ending September 30, 2017. Upon vesting, one-half of these awards are payable in the common stock of Delta Apparel, Inc. and are accounted for under the equity method pursuant to ASC 718 and one-half are payable in cash and are accounted for under the liability method pursuant to ASC 718.
During the three months ended January 2, 2016, performance stock units representing 59,800 shares of our common stock vested upon the filing of our Annual Report on Form 10-K for the fiscal year ended October 2, 2015. Of these performance units, one-half were payable in common stock and one-half were payable in cash and were issued in accordance with their respective agreements. No awards vested under the 2010 Stock Plan during the quarter ended April 2, 2016.

As of April 2, 2016, there was $4.8 million of total unrecognized compensation cost related to non-vested awards granted under the 2010 Stock Plan. This cost is expected to be recognized over a period of 2.7 years.
Option Plan
All options granted under the Option Plan vested prior to October 3, 2015. As such, no expense was recognized during the three or six months ended April 2, 2016, or for the three or six months ended March 28, 2015. No options were exercised during the six months ended April 2, 2016. During the six months ended March 28, 2015, vested options representing 14,000 shares of our common stock were exercised, and the shares issued, in accordance with their respective agreements.
Award Plan
All awards granted under the Award Plan have vested and been exercised, and no awards remain outstanding.

Note J—Purchase Contracts
We have entered into agreements, and have fixed prices, to purchase yarn, natural gas, finished fabric, and finished apparel products. At April 2, 2016, minimum payments under these contracts were as follows (in thousands):

Yarn	$37,295
Natural gas	83
Finished fabric	2,752
Finished products	21,512
$61,642

Note K—Business Segments
We operate our business in two distinct segments: branded and basics. Although the two segments are similar in their production processes and regulatory environments, they are distinct in their economic characteristics, products, marketing, and distribution methods. In the second quarter of 2016, in connection with the ongoing evaluation of our current and future strategic initiatives, the Chief Operating Decision Maker began reviewing the performance of the branded and basics segments excluding general corporate expenses. Therefore, we will report our financial performance on the two reportable segments, branded and basics, with corporate activities stated separately. Our financial statements reflect this new reporting with prior periods adjusted accordingly.
The branded segment is comprised of our business units focused on specialized apparel garments and headwear to meet consumer preferences and fashion trends, and includes the Salt Life, Junkfood, and Soffe business units, as well as The Game business unit prior to its disposition on March 2, 2015. These branded embellished and unembellished products are sold through specialty and boutique shops, upscale and traditional department stores, mid-tier retailers, sporting goods stores, e-retailers, and the U.S. military. Products in this segment are marketed under our lifestyle brands of Salt Life®, Junk Food®, and Soffe®, as well as other labels.
The basics segment is comprised of our business units primarily focused on garment styles characterized by low fashion risk, and includes our Delta Activewear (which includes Delta Catalog and FunTees) and Art Gun business units. We market, distribute and manufacture knit apparel under the main brands of Delta Pro Weight® and Delta Magnum Weight® for sale to a diversified audience ranging from large licensed screen printers to small independent businesses. We also manufacture private label products for major branded sportswear companies, retailers, corporate industry programs, e-retailers, and sports licensed apparel marketers. Typically our private label products are sold with value-added services such as hangtags, ticketing, hangers, and embellishment so that they are fully ready for retail. Using digital print equipment and its proprietary technology, Art Gun embellishes garments to create private label, custom decorated apparel servicing the fast-growing e-retailer channels.
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
Information about our operations as of and for the three months ended April 2, 2016, and March 28, 2015, by operating segment, is as follows (in thousands):

	Basics	Branded	Corporate	Consolidated
Three months ended April 2, 2016
Net sales	$69,840	$39,320	$—	$109,160
Segment operating income (loss)	6,939	2,466	(3,474)	5,931
Segment assets	173,025	157,870	9,783	340,678

Three months ended March 28, 2015
Net sales	$71,388	$43,654	$—	$115,042
Segment operating income (loss) *	1,707	8,089	(2,468)	7,328
Segment assets	175,581	160,078	13,995	349,654

	Basics	Branded	Corporate	Consolidated
Six months ended April 2, 2016
Net sales	$131,356	$67,975	$—	$199,331
Segment operating income (loss)	12,976	1,513	(6,333)	8,156

Six months ended March 28, 2015
Net sales	$129,068	$79,354	$—	$208,422
Segment operating income (loss) *	1,362	7,313	(4,565)	4,110
*The net gain from the sale of The Game that is included in the branded segment operating income is $5.6 million. Excluding the gain the branded the segment's operating income was $2.5 million and $1.7 million for the three and six months ended March 28, 2015, respectively.
The following table reconciles the segment operating earnings to the Company's consolidated income before provision from income taxes (in thousands):

	Three Months Ended		Six Months Ended
	April 2, 2016	March 28, 2015	April 2, 2016	March 28, 2015
Segment operating income	$5,931	$7,328	$8,156	$4,110
Unallocated interest expense	1,396	1,491	2,671	3,019
Consolidated income before provision for income taxes	$4,535	$5,837	$5,485	$1,091

Note L—Income Taxes
Our effective income tax provision for the six months ended April 2, 2016, was 25.0%, compared to an effective income tax provision of 151.8% for the same period in the prior year, and an effective tax provision of 19.9% for the fiscal year ended October 3, 2015.
We benefit from having income in foreign jurisdictions that are either exempt from income taxes or have tax rates that are lower than the United States. Based on our current projected pre-tax income and the anticipated amount of U.S. taxable income compared to profits in the offshore taxable and tax-free jurisdictions in which we operate, our estimated annual income tax rate for the fiscal year ending October 1, 2016, is expected to be approximately 25%. However, changes in the mix of U.S. taxable income compared to profits in tax-free jurisdictions can have a significant impact on our overall effective tax rate.
We file income tax returns in the U.S. federal jurisdiction and various state, local and foreign jurisdictions. Tax years 2012 through 2013, according to statute and with few exceptions, remain open to examination by various federal, state, local and foreign jurisdictions.

Note M—Derivatives and Fair Value Measurements
From time to time, we may use interest rate swaps or other instruments to manage our interest rate exposure and reduce the impact of future interest rate changes. These financial instruments are not used for trading or speculative purposes. Outstanding instruments as of April 2, 2016, are noted below:

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

The following financial assets (liabilities) are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements Using
Period Ended	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest Rate Swaps
April 2, 2016	$(383)	—	$(383)	—
October 3, 2015	$(697)	—	$(697)	—

Cotton Options
April 2, 2016	$21	$21	—	—
October 3, 2015	—	—	—	—

Contingent Consideration
April 2, 2016	$(2,800)	—	—	$(2,800)
October 3, 2015	$(3,100)	—	—	$(3,100)
The fair value of the interest rate swap agreements were derived from discounted cash flow analysis based on the terms of the contract and the forward interest rate curves adjusted for our credit risk, which fall in Level 2 of the fair value hierarchy. Fair values for debt are based on quoted market prices for the same or similar issues or on the current rates offered to us for debt of the same remaining maturities (a Level 2 fair value measurement).
The following table summarizes the fair value and presentation in the Condensed Consolidated Balance Sheets for derivatives related to our interest swap agreements as of April 2, 2016, and October 3, 2015:

	April 2, 2016	October 3, 2015
Deferred tax assets	148	—
Accrued Expenses	(302)	(519)
Deferred tax liabilities	—	269
Other liabilities	(81)	(179)
Accumulated other comprehensive loss	$(235)	$(429)

The fair value of the cotton option contracts were established based on the daily mark for identical assets on the open market as of the close of business on April 1, 2016, the last business day prior to our quarter ended April 2, 2016, which fall in Level 1 of the fair value hierarchy. The fair value of the cotton option contracts is included in the prepaid and other current assets line item on our Condensed Consolidated Balance Sheets.
The Salt Life Acquisition includes contingent consideration payable in cash after the end of calendar year 2019 if financial performance targets involving the sale of Salt Life-branded products are met during the 2019 calendar year.  We used a Monte Carlo model which used the historical results and projected cash flows based on the contractually defined terms, discounted as necessary, to estimate the fair value of the contingent consideration for Salt Life at acquisition, as well as to remeasure the contingent consideration related to the acquisition of Salt Life at each reporting period.  Accordingly, the fair value measurement for contingent consideration falls in Level 3 of the fair value hierarchy.
At April 2, 2016, we had $2.8 million accrued in contingent consideration related to the Salt Life Acquisition, a $0.3 million reduction from the accrual at October 3, 2015. The reduction in the fair value of contingent consideration principally resulted from the reduced remaining time in the measurement period using a Monte Carlo model. We still expect sales in calendar year 2019 to approximate the expectations for calendar 2019 sales used in the valuation of contingent consideration at acquisition. No contingent consideration is expected to be paid under the terms of the Art Gun arrangement.
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
On September 17, 2015, an agreement in principle was reached between all parties to settle the above-referenced wage and hour matters. Pursuant to that agreement, the defendants in the matters have agreed to pay an aggregate amount of $300,000 in exchange for a comprehensive release of all claims at issue in the matters. Delta Apparel, Inc., Soffe and Junkfood have collectively agreed to contribute $200,000 towards the aggregate settlement amount, which remains in our accrued expenses as of April 2, 2016. The settlement agreement requires the approval of the applicable court before it can be finalized and the parties are currently seeking the necessary approvals.
Other
In addition, at times we are party to various legal claims, actions and complaints. We believe that, as a result of legal defenses, insurance arrangements, and indemnification provisions with parties believed to be financially capable, such actions should not have a material effect on our operations, financial condition, or liquidity.

Note O—Repurchase of Common Stock
As of April 2, 2016, our Board of Directors authorized management to use up to $40.0 million to repurchase stock in open market transactions under our Stock Repurchase Program.
During the March quarter of fiscal year 2016, we purchased 45,460 shares of our common stock for a total cost of $0.7 million. We did not purchase any shares of our common stock during the March quarter of fiscal year 2015. Through April 2, 2016, we have purchased 2,376,372 shares of our common stock for an aggregate of $29.2 million since the inception of our Stock Repurchase Program. All purchases were made at the discretion of management and pursuant to the safe harbor provisions of SEC Rule 10b-18. As of April 2, 2016, $10.8 million remained available for future purchases under our Stock Repurchase Program, which does not have an expiration date.
The following table summarizes the purchases of our common stock for the quarter ended April 2, 2016:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Dollar Value of Shares that May Yet Be Purchased Under the Plans
January 3, 2016 to February 6, 2016	17,078	$13.16	17,078	$11.3	million
February 7, 2016 to March 5, 2016	15,539	$15.83	15,539	$11.0	million
March 6, 2016 to April 2, 2016	12,843	$17.93	12,843	$10.8	million
Total	45,460	$15.42	45,460	$10.8	million

Note P—License Agreements
We have entered into license agreements that provide for royalty payments on net sales of licensed products as set forth in the agreements. These license agreements are within our branded segment. We have incurred royalty expense (included in SG&A expenses) of approximately $1.5 million and $2.2 million in the March quarter of fiscal years 2016 and 2015, respectively. Royalty expense for the six months ended April 2, 2016 and March 28, 2015, were approximately $3.4 million and $4.4 million, respectively. The decline in royalty expense for the six months ended April 2, 2016, compared to the prior year is due to the sale of The Game branded collegiate headwear and apparel business, in March, 2015. See Note D—Sale of The Game, for further information on this transaction.
At April 2, 2016, based on minimum sales requirements, future minimum royalty payments required under these license agreements were as follows (in thousands):

Fiscal Year	Amount
2016	$257
2017	286
2018	5
2019	—
$548

Note Q—Goodwill and Intangible Assets
Components of intangible assets consist of the following (in thousands):

	April 2, 2016			October 3, 2015
	Cost	Accumulated Amortization	Net Value	Cost	Accumulated Amortization	Net Value	Economic Life

Goodwill	$36,729	$—	$36,729	$36,729	$—	$36,729	N/A

Intangibles:
Tradename/trademarks	$17,530	$(2,205)	$15,325	$17,530	$(1,896)	$15,634	20 – 30 yrs
Customer relationships	7,220	(3,840)	3,380	7,220	(3,664)	3,556	20 yrs
Technology	1,220	(764)	456	1,220	(703)	517	10 yrs
License agreements	2,100	(268)	1,832	2,100	(216)	1,884	15 – 30 yrs
Non-compete agreements	1,287	(783)	504	1,287	(716)	571	4 – 8.5 yrs
Total intangibles	$29,357	$(7,860)	$21,497	$29,357	$(7,195)	$22,162

Amortization expense for intangible assets was $0.3 million for the three months ended April 2, 2016, and $0.4 million for the three months ended March 28, 2015, and $0.7 million for each of the six months ended April 2, 2016, and March 28, 2015. Amortization expense is estimated to be approximately $1.3 million for fiscal years 2016, 2017, 2018, and 2019, $1.2 million for fiscal year 2020 and $1.1 million for fiscal year 2021.

Note R—Subsequent Events
Maiden Facility Closure
On May 10, 2016, we announced the closure of our textile manufacturing operations located at 100 West Pine Street, Maiden, North Carolina 28650 (the “Maiden Facility”), and the expansion of production at our Ceiba Textiles facility in Honduras in connection with our ongoing strategic manufacturing initiatives. The closure of the Maiden Facility is expected to be completed in the fourth quarter of the 2016 fiscal year.  This continues the migration of our internal production to our lower-cost offshore facilities and the expansion and modernization of those facilities to allow us to take advantage of larger scale operations and efficiencies gained from operating those facilities at or nearer to capacity. Once the Maiden Facility closure is complete, we expect to sell the remaining assets, including the land, building, and any equipment we will not use at other facilities.  We expect to incur costs of approximately $3 million relating to this manufacturing alignment.  This initiative had no impact on our financial results for the quarter ended April 2, 2016.
Fifth Amended and Restated Credit Agreement
On May 10, 2016, we entered into a Fifth Amended and Restated Credit Agreement (the “Amended Credit Agreement”) with Wells Fargo Bank, National Association (“Wells Fargo”), as Administrative Agent, the Sole Lead Arranger and the Sole Book Runner, and the financial institutions named therein as Lenders, which are Wells Fargo, PNC Bank, National Association and Regions Bank. Our subsidiaries, M.J. Soffe, LLC, Junkfood Clothing Company, Salt Life, LLC, and Art Gun, LLC (together with the Company, the “Companies”), are co-borrowers under the Amended Credit Agreement.
The Amended Credit Agreement amends and restates the existing Fourth Amended and Restated Loan and Security Agreement dated May 27, 2011, which was previously amended by four amendments and had a maturity date of May 27, 2017. Bank of America, N.A. is departing from the syndicate of Lenders, and Regions Bank is joining the syndicate of Lenders. Bank of America, N.A. is also ceasing to serve as the syndication agent for the facility, and Merrill Lynch, Pierce, Fenner & Smith Incorporated will no longer be a joint book runner with Wells Fargo.
The Amended Credit Agreement allows us to borrow up to $145 million (subject to borrowing base limitations), including a maximum of $25 million in letters of credit. Provided that no event of default exists, we have the option to increase the maximum credit available to $200 million (subject to borrowing base limitations), conditioned upon the Administrative Agent's ability to secure additional commitments and customary closing conditions. The credit facility matures on May 10, 2021. See Part II, Item 5 Other Information for additional detail regarding the Amended Credit Agreement.

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

Business Outlook
Delta Apparel continued to expand its gross margins in the second quarter of fiscal 2016, which drove net income of $3.4 million, or $0.43 per diluted share. Net sales for the second quarter declined slightly to $109.2 million from $109.6 million in the prior year quarter, when adjusted for the since-divested The Game business and the sales of products under the Kentucky Derby license that we did not seek renewal for in 2016. Our gross margins improved to 23.6% compared with 18.5% in the prior year period, a 510 basis point improvement.
We continue to invest in the expansion our manufacturing capacity, and began production of open-width fabrics this quarter. This should reduce our reliance on purchased fabric, expand our product offerings, and better serve our customers. We expect this initiative to yield annual savings of approximately $2 million, which should be fully realized in fiscal year 2017. We also continue to make investments in our full-package offerings, expanding our screen print and retail package operations to support growth in our catalog full-package and private label programs.
Over the last several years, we have taken steps to consolidate fabric production for basic tee shirts into our lower-cost Ceiba Textiles facility and reduce our overall domestic textile production. As we continue to focus on the improvement goals that we set out in our strategic initiatives, we are now embarking on a manufacturing realignment that will result in the reduction of additional fixed manufacturing costs. This realignment entails further expansion of our Honduran textile facility, which will give us the ability to leverage the latest dyeing and finishing technology available, and the closure of our domestic textile facility in Maiden, North Carolina. As part of this realignment, we are also expanding our sew facilities in Honduras and El Salvador, and further increasing the capacity in our El Salvador screen print operations. We expect to incur approximately $3 million in expenses in fiscal 2016 related to this realignment.

The realignment should be completed by the end of fiscal 2016, and we expect to begin realizing the benefit in the first half of fiscal 2017, with the savings in the back half of fiscal 2017 expected to annualize at approximately $8 million.
In the second half of our fiscal year, we expect to see continued gross margin expansion and modest top line growth driven by anticipated market share gains and trends we are seeing toward a more profitable sales mix, even with continued sluggishness in the retail marketplace. We also expect to build on the recent double-digit growth of our business-to-business and business-to-consumer websites and see continued strong growth in our ecommerce business. These expectations, combined with our ongoing fixed-cost reduction efforts, point us toward a solid second half of the year and provide a foundation for further improvement in fiscal 2017.

Results of Operations
Net sales for the second quarter of 2016 were $109.2 million compared to $109.6 million in the prior year period after adjusting for the $5.4 million second quarter 2015 sales attributable to the since-divested The Game business and since-discontinued Kentucky Derby license. Strong Salt Life sales growth was not enough to overcome the negative impacts of a large retail customer bankruptcy and sales declines in other business units. For the first six months of fiscal year 2016, sales were $199.3 million, slightly up from prior year six-month sales of $197.6 million when adjusted for The Game and Kentucky Derby license sales.
Our direct-to-consumer and ecommerce sales represented 4.2% of total revenues for the second quarter of 2016.  For the first six-month period ended April 2, 2016, direct-to-consumer sales and ecommerce sales were 4.8% of total revenues. Overall our direct-to-consumer ecommerce growth for the second quarter and first six months of fiscal year 2016 was 26% and 28%, respectively, due to increased sales on our Junkfood and Salt Life sites.
Gross margins grew 510 basis points from the prior year quarter to 23.6% in the March 2016 quarter driven principally from the Delta Activewear division, where we are benefiting from a stronger sales mix of higher-margin products, manufacturing efficiencies, and lower-priced raw materials.
SG&A expenses were $20.0 million, or 18.4% of sales, for the quarter ended April 2, 2016, compared to $21.6 million, or 18.8% of sales, in the prior year period, which included $1.4 million of incentive compensation expense associated with the sale of The Game business. For the first six months of fiscal year 2016, SG&A expenses were 18.5% of sales versus 19.3% in the same period of 2015. The decline was primarily driven from lower royalty and other selling costs associated with the since-divested The Game business. (See Note D—Sale of The Game, for further information on this transaction). This was partially offset by higher bad debt expenses of $0.7 million due to the bankruptcy of a large retail customer.
The change in fair value of contingent consideration was associated with the Salt Life acquisition. Based upon our updated analysis, the fair value of this liability decreased $0.1 million in the 2016 second quarter and $0.3 million in the first six months of 2016, principally from the reduced remaining time in the measurement period, which resulted in the gain recorded in fiscal year 2016 of $0.3 million.
Net interest expense for the second quarter of fiscal year 2016 was $1.4 million compared to $1.5 million in the second quarter of fiscal year 2015. For the first six months of fiscal year 2016, interest expense totaled $2.7 million, compared to $3.0 million in the prior year. The decrease in interest was due to lower debt levels than the prior year.
Our effective income tax provision for the three months ended April 2, 2016, was 24.2%, compared to 37.5% for the same period last year and 19.9% for the full fiscal year 2015. We benefit from having income in foreign jurisdictions that are either exempt from income taxes or have tax rates that are lower than those in the United States. Based on our current projected pre-tax income and the anticipated amount of U.S. taxable income compared to profits in the offshore taxable and tax-free jurisdictions in which we operate, our estimated annual income tax rate for the fiscal year ending October 1, 2016, is expected to be approximately 25%. However, changes in the mix of U.S. taxable income compared to profits in tax-free jurisdictions can have a significant impact on our overall effective tax rate.
Our net earnings for the quarter were $3.4 million, or $0.43 per diluted share. This compares with net earnings of $0.2 million, or $0.03 per diluted share, in the prior year quarter after adjusting for the $3.4 million, or $0.43 per diluted share gain, on the sale of The Game business. For the first six months of fiscal year 2016, our earnings were $4.1 million, or $0.52 per diluted share, compared with a net loss of $4.0 million, or $0.50 per diluted share, in the prior year six months after adjusting for the gain from the sale of The Game business.
At April 2, 2016, accounts receivable were $60.2 million compared to $62.7 million at October 3, 2015. Days sales outstanding ("DSO") were 49 days as of April 2, 2016, compared to 52 days as of October 3, 2015. The improvement is due to the prior quarter having some customers whose receivables had aged, and payments were subsequently successfully received.
Inventory levels increased $15.3 million from October 3, 2015, to $163.7 million at April 2, 2016. The increase from October 3, 2015, was due to an increase in our finished goods levels in support of the Spring selling season.
Capital expenditures were $3.3 million during the second quarter of fiscal year 2016, and $6.7 million for the first six months of fiscal year 2016. Our capital expenditures primarily related to machinery and equipment, along with investments in our information technology systems. Depreciation and amortization expense, including non-cash compensation, was $2.9 million for the second quarter of fiscal year 2016, and $5.7 million for the first six months of fiscal year 2016.

Total debt at April 2, 2016, was $115.0 million compared with $102.2 million at October 3, 2015 and $135.1 million one year ago. The increase in debt from October 3, 2015, is primarily due to the additional capital spending as part of our offshore expansion, as well as seasonally higher working capital.
Branded Segment
Sales in the branded segment grew $1.0 million to $39.3 million in the second quarter of fiscal year 2016, compared with prior year sales of $38.3 million, when adjusted for the $5.4 million in sales related to the since-divested The Game business and since-discontinued Kentucky Derby license. Salt Life achieved 23% sales growth during the quarter, resulting from strong demand for Salt Life lifestyle designs. Junkfood sales were down $1.9 million from the prior year and Soffe sales declined $0.7 million during the second quarter of 2016 compared to the prior year period.
Gross margins in our branded segment for the quarter increased 110 basis points from the prior year quarter and were down 30 basis points from the prior year first six months. The increase over the prior year quarter was driven primarily by higher margins in the Kudzu and Soffe businesses.
Excluding the $5.6 million gain from the sale of The Game business that is included in the branded segment, operating income was flat compared to the prior year quarter and decreased $0.2 million from the first six months of the prior year driven from the lower sales, offset partially from higher gross margins.
Basics Segment
Net sales in our basics segment were $69.8 million in the second quarter, a 2.2% decrease from $71.4 million in the prior year period. While we continued to see growth in our fashion basics, catalog full package, and private label products, this was not enough to fully offset declines in basic tees. For the first six months of fiscal year 2016, net sales grew 1.8% to $131.4 million compared to $129.1 million in the prior year period. This increase was due to strong sales growth in both the Delta Activewear and Art Gun business units, driven by higher unit sales and stronger selling prices on fashion basics and decorated products.
The basics segment continued its gross margin expansion during the 2016 second fiscal quarter, with an 810 basis point increase compared to the same period last year, and an 890 basis point increase compared to the first six months of fiscal year 2015. This increase was primarily due to a stronger mix of fashion basics, catalog full package and private label sales, greater efficiencies in manufacturing, and lower-priced raw materials.
Basics segment operating income increased $5.2 million from the prior year quarter, and $11.6 million over the prior year first six months, primarily due to gross margin expansion.

Liquidity and Capital Resources
Our current primary cash needs are for working capital, capital expenditures, and debt service, as well as to fund share repurchases under our Stock Repurchase Program.
Operating Cash Flows
Operating activities used $5.4 million in cash for the first six months of fiscal year 2016 compared to $17.3 million in the first six months of fiscal year 2015. The improvement in operating cash flow was primarily due to increased earnings in the business and better collections from customers partially offset by an increased build of inventory and incentive bonus payments in fiscal year 2016 compared to the prior year.
Investing Cash Flows
Capital expenditures during the first six months of fiscal year 2016 were $5.0 million compared to $2.5 million in the same period last year. Capital expenditures in both periods primarily related to machinery and equipment, along with investments in our information technology systems. There were $1.4 million in expenditures financed under a lease arrangement and $0.3 million in unpaid expenditures in the first six months of fiscal 2016. We anticipate our fiscal year 2016 capital expenditures to be approximately $17 million which will be focused primarily on manufacturing equipment, along with information technology, and direct-to-consumer investments. This includes approximately $7 million in new equipment that is expected to be installed in the third quarter to expand the output of our offshore manufacturing operations.
Financing Activities
During the first six months of fiscal year 2016, cash provided by financing activities was $10.8 million compared to $5.0 million in the same period last year. The cash provided by our financing activities during fiscal 2016 has been used to fund our operating and investing activities. During the March 2016 quarter, we repurchased 45,460 shares of Delta Apparel common stock at an average cost of $15.42 per share, for a total cost of $0.7 million.

On May 10, 2016, we entered into a Fifth Amended and Restated Credit Agreement (the “Amended Credit Agreement”) with Wells Fargo Bank, National Association (“Wells Fargo”), as Administrative Agent, the Sole Lead Arranger and the Sole Book Runner, and the financial institutions named therein as Lenders, which are Wells Fargo, PNC Bank, National Association and Regions Bank. Our subsidiaries, M.J. Soffe, LLC, Junkfood Clothing Company, Salt Life, LLC, and Art Gun, LLC (together with the Company, the “Companies”), are co-borrowers under the Amended Credit Agreement. The Amended Credit Agreement amends and restates our existing Fourth Amended and Restated Loan and Security Agreement dated May 27, 2011, which was previously amended by four amendments and had a maturity date of May 27, 2017. Bank of America, N.A. is departing from the syndicate of Lenders, and Regions Bank is joining the syndicate of Lenders. Bank of America, N.A. is also ceasing to serve as the syndication agent for the facility, and Merrill Lynch, Pierce, Fenner & Smith Incorporated will no longer be a joint book runner with Wells Fargo.
The Amended Credit Agreement allows us to borrow up to $145 million (subject to borrowing base limitations), including a maximum of $25 million in letters of credit. Provided that no event of default exists, we have the option to increase the maximum credit available to $200 million (subject to borrowing base limitations), conditioned upon the Administrative Agent's ability to secure additional commitments and customary closing conditions. The credit facility matures on May 10, 2021. See Part II, Item 5 Other Information for additional detail regarding the Amended Credit Agreement.
Based on our current expectations, we believe that our credit facility should be sufficient to satisfy our foreseeable working capital needs, and that cash flow generated by our operations and funds available under our credit facility should be sufficient to service our debt payment requirements, to satisfy our day-to-day working capital needs and to fund our planned capital expenditures. Any material deterioration in our results of operations, however, may result in our losing the ability to borrow under our revolving credit facility and to issue letters of credit to suppliers, or may cause the borrowing availability under our facility to be insufficient for our needs. Availability under our credit facility is primarily a function of the levels of our accounts receivable and inventory. A significant deterioration in our accounts receivable or inventory levels could restrict our ability to borrow additional funds or service our indebtedness. Moreover, our credit facility includes a financial covenant that if the availability under our credit facility falls below the amounts specified in our credit agreement, our fixed charge coverage ratio (FCCR) for the preceding 12-month period must not be less than 1.1 to 1.0. While our availability at April 2, 2016, was above the minimum thresholds specified in our credit agreement, a significant deterioration in our business could cause our availability to fall below such thresholds, thereby requiring us to maintain the minimum FCCR specified in our credit agreement. As of April 2, 2016, our FCCR was above the minimum threshold specified in our credit agreement.
Purchases By Delta Apparel Of Its Own Shares
During the six months ended April 2, 2016, we purchased 113,790 shares of our common stock for an aggregate amount of $1.8 million (see Note O-Repurchase of Common Stock). As of April 2, 2016, there was $10.8 million of our share repurchase authorization remaining. We evaluate current leverage, working capital requirements, our free cash flow outlook, stock valuation and future business opportunities to determine when we believe the repurchase of our stock is a sound investment opportunity that we can pursue without sacrificing future growth plans.

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
Yarn with respect to which we have fixed cotton prices at April 2, 2016, was valued at $37.3 million, and is scheduled for delivery between April 2016 and December 2016. At April 2, 2016, a 10% decline in the market price of the cotton covered by our fixed price yarn would have had a negative impact of approximately $2.7 million on the value of the yarn. This compares to what would have been a negative impact of $2.9 million at our 2015 fiscal year-end based on the yarn with fixed cotton prices at October 3, 2015. The impact of a 10% decline in the market price of the cotton covered by our fixed price yarn would have been lower at April 2, 2016, than at October 3, 2015, due to decreased commitments at April 2, 2016, compared to October 3, 2015.
We may use derivatives, including cotton option contracts, to manage our exposure to movements in commodity prices. We do not designate our options as hedge instruments upon inception. Accordingly, we mark to market changes in the fair market value of the options in cost of goods sold in our Condensed Consolidated Statements of Operations. See Note M - Derivatives and Fair Value Measurements for further discussion on derivatives and fair value measurements.
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
Interest Rate Sensitivity
Our U.S. revolving credit facility provides that the outstanding amounts owed shall bear interest at variable rates. If the amount of outstanding floating rate indebtedness at April 2, 2016, under our U.S. revolving credit facility had been outstanding during the entire three months ended April 2, 2016, and the interest rate on this outstanding indebtedness was increased by 100 basis points, our expense would have increased by approximately $87 thousand, or 6.2% of actual interest expense, during the quarter. This compares to an increase of $0.2 million, or 3.2%, for the 2015 fiscal year based on the outstanding floating rate indebtedness at October 3, 2015, or an average of $49 thousand per quarter. The dollar amount, as well as the percentage, of the increase in interest expense is higher as of April 2, 2016, primarily due to the higher floating rate debt level as of April 2, 2016, compared to October 3, 2015. The actual increase in interest expense resulting from a change in interest rates would depend on the magnitude of the increase in rates and the average principal balance of floating rate indebtedness.
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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of April 2, 2016, and, based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures were effective at the evaluation date.
Changes in Internal Control Over Financial Reporting
There was no change during the second quarter of fiscal year 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings
See Note N—Legal Proceedings in Item 1, which is incorporated herein by reference.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(c) Repurchases of Common Stock
See Note O—Repurchase of Common Stock and Note G—Debt, in Item 1, which are incorporated herein by reference.

Item 5. Other Information

Fifth Amended and Restated Credit Agreement
On May 10, 2016, we entered into a Fifth Amended and Restated Credit Agreement (the "Amended Credit Agreement") with Wells Fargo Bank, National Association ("Wells Fargo"), as Administrative Agent, the Sole Lead Arranger and the Sole Book Runner, and the financial institutions named therein as Lenders, which are Wells Fargo, PNC Bank, National Association and Regions Bank. Our subsidiaries, M.J. Soffe, LLC, Junkfood Clothing Company, Salt Life, LLC, and Art Gun, LLC (together with the Company, the "Companies"), are co-borrowers under the Amended Credit Agreement.
The Amended Credit Agreement amends and restates the existing Fourth Amended and Restated Loan and Security Agreement dated May 27, 2011, which was previously amended by four amendments and had a maturity date of May 27, 2017. Bank of America, N.A. is departing from the syndicate of Lenders, and Regions Bank is joining the syndicate of Lenders. Bank of America, N.A. is also ceasing to serve as the syndication agent for the facility, and Merrill Lynch, Pierce, Fenner & Smith Incorporated will not longer be a joint runner with Wells Fargo.
The Amended Credit Agreement allows us to borrow up to $145 million (subject to borrowing base limitations), including a maximum of $25 million in letters of credit. Provided that no event of default exists, we have the option to increase the maximum credit to $200 million (subject to borrowing base limitations), conditioned upon the Administrative Agent's ability to secure additional commitments and customary closing conditions. The credit facility matures on May 10, 2021.
The credit facility is secured by a first-priority lien on substantially all of our real and personal property, including existing and future acquired assets and all proceeds and products thereof. In general, loans bear interest at rates based on either (a) a LIBOR rate plus applicable margin ranging from 1.50% to 2.00% or (b) a base rate equal to the greatest of (i) the federal funds rate plus 0.5%, (ii) the LIBOR rate plus 1.0%, or (iii) the prime rate announced by Wells Fargo, plus in each case an applicable margin ranging from 0.5% to 1.00%. Annual facility fees are 0.25% or 0.375% (subject to average excess availability) of the amount by which $145 million exceeds the average daily principal balance of the outstanding loans and letter of credit accommodations. The annual facility fees are charged quarterly based on the principal balances during the immediately preceding quarter. Proceeds of the loans under the Amended Credit Agreement may be used to issue standby or commercial letters of credit, for permitted acquisitions, general operating, working capital, other corporate purposes, and to finance fees and expenses under the credit facility.
The credit facility includes the customary conditions to funding, representations and warranties, covenants, and events of default. The covenants include, among other things, limitations on asset sales, consolidations, mergers, liens, indebtedness, loans, investments, guaranties, acquisitions, dividends, stock repurchases, and transactions with our affiliates. We are allowed to make cash dividends and stock repurchases if (i) as of the date of payment or repurchase and after giving effect to the payment or repurchase, we have availability on that date and average availability for the 30-day period immediately preceding that date of not less than 15% of the lesser of (a) the borrowing base or (b) $145 million; and (ii) the aggregate amount of dividends and stock repurchases after May 10, 2016 does not exceed $10 million plus 50% of our cumulative Net Income (as defined in the Amended Credit Agreement) from April 3, 2016, to the date of determination.
The credit facility includes the financial covenant that if the amount of availability falls below an amount equal to 12.5% of the lesser of (a) the borrowing base or (b) $145 million, or an Event of Default (as defined in the Amended Credit Agreement) occurs, our Fixed

Charge Coverage Ratio (as defined in the Amended Credit Agreement) for the preceding 12 month period must not be less than 1.1 to 1.0.
The Amended Credit Agreement permits us and our subsidiaries to take certain actions and engage in certain transactions that were not permitted under the prior credit facility, including (a) the projected closure and sale of our Maiden, North Carolina facility and related activities involving certain of our subsidiaries, subject to certain conditions, (b) the sale-and-lease-back of real property subject to certain conditions, including that the terms and conditions of the transaction be reasonably acceptable to Wells Fargo, and (c) the incurrence by our Honduran and other controlled foreign corporation subsidiaries of an aggregate amount of $20,000,000 of indebtedness subject to certain conditions.
In consideration of the Amended Credit Agreement, we agreed to pay Wells Fargo and the other lenders aggregate arrangement and closing fees of approximately $0.9 million.
The foregoing description does not purport to be complete and is qualified in its entirety by reference to the text of the Amended Credit Agreement, which is filed as an exhibit to this Quarterly Report on Form 10-Q and incorporated herein by reference.
Separate from the relationship related to the Amended Credit Agreement, certain lenders thereunder have engaged in, or may in the future engage in, transactions with, and perform services for, us and/or our subsidiaries in the ordinary course of business.
Representations and warranties contained in the Amended Credit Agreement were made only for the purposes of such agreements and as of specified dates, were solely for the benefit of the parties to the Amended Credit Agreement, and may be subject to limitations agreed upon by the contracting parties. Certain of the representations and warranties have been made for the purpose of allocating contractual risk between the parties to the Amended Credit Agreement instead of establishing these matters as facts. Investors are not third−party beneficiaries under the Amended Credit Agreement. In addition, the representations and warranties contained in the Amended Credit Agreement (i) are qualified by information that the parties thereto have exchanged, (ii) were made only as of the date of the agreement or a prior, specified date, and (iii) in some cases are subject to qualifications with respect to materiality, knowledge and/or other matters, including standards of materiality applicable to the contracting parties that differ from those applicable to investors. Moreover, information concerning the subject matter of the representations and warranties may change after the date of the Amended Credit Agreement, which subsequent information may or may not be fully reflected in our public disclosures. Accordingly, investors should not rely on the representations and warranties in the Amended Credit Agreement as characterizations of the actual state of facts or condition of us or any of our subsidiaries. These representations and warranties are not intended to provide any other factual information about us without consideration of the entirety of public disclosure set forth in public reports, statements and other filings we make with the SEC. Business and operational information regarding us is available in the reports, statements and other filings the we make with the SEC.
Maiden Facility Closure
On May 10, 2016, we announced the closure of our textile manufacturing operations located at 100 West Pine Street, Maiden, North Carolina 28650 (the “Maiden Facility”), and the expansion of production at our lower-cost Ceiba Textiles facility in Honduras in connection with our ongoing strategic manufacturing initiatives. The closure of the Maiden Facility is expected to be completed in the fourth quarter of our 2016 fiscal year and to result in the elimination of approximately 160 employment positions.
In connection with the closure of the Maiden Facility, we expect to recognize restructuring and related pre-tax charges of approximately $2.5 to $3.0 million. These charges are expected to be recognized principally in the third quarter of our 2016 fiscal year, with the remaining charges, if any, to be recorded in the fourth quarter of our 2016 fiscal year. These charges include cash charges of approximately $2.0 to $2.5 million primarily related to severance and anticipated production inefficiencies. In addition, there may be non-cash charges of up to approximately $1.0 million primarily related to the real property in Maiden, North Carolina and machinery and equipment that will no longer be used following the closure of the Maiden Facility. We plan to dispose of these assets before the end of their useful life and, therefore, have considered whether an impairment charge is required. We currently believe the estimated cash flows are sufficient to support the carrying value of these assets; however, if estimated cash flows significantly differ in the future, we may be required to record an impairment charge.

Item 6.	Exhibits
Exhibits

10.1
Fifth Amended and Restated Credit Agreement, dated May 10, 2016, among Delta Apparel, Inc., M.J. Soffe, LLC, Junkfood Clothing Company, Salt Life, LLC, and Art Gun, LLC, the financial institutions named therein as Lenders, and Wells Fargo Bank, National Association, as Administrative Agent, the Sole Lead Arranger, the Sole Book Runner and as a Lender.

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

DELTA APPAREL, INC. (Registrant)
Date	May 12, 2016	By:	/s/ Deborah H. Merrill
Deborah H. Merrill Chief Financial Officer and President, Delta Basics