Form 10-Q
period 2016-07-02
DELTA APPAREL, INC
filed 2016-08-08
CIK 1101396

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 2, 2016
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
Yes ☐ No ☑
As of August 3, 2016, there were outstanding 7,713,505 shares of the registrant’s common stock, par value of $0.01 per share, which is the only class of outstanding common or voting stock of the registrant.

PART 1.	FINANCIAL INFORMATION

Item 1.	Financial Statements
Delta Apparel, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Amounts in thousands, except share amounts and per share data)
(Unaudited)

	July 2, 2016	October 3, 2015
Assets
Current assets:
Cash and cash equivalents	$772	$300
Accounts receivable, less allowances of $2,842 and $2,984, respectively	59,865	62,741
Income tax receivable	111	—
Inventories, net	167,147	148,372
Prepaid expenses and other current assets	5,082	2,844
Total current assets	232,977	214,257

Property, plant and equipment, net of accumulated depreciation of $86,749 and $81,376, respectively	43,625	39,653
Goodwill	36,729	36,729
Intangibles, net	21,165	22,162
Deferred income taxes	5,559	7,294
Other assets	5,435	4,808
Total assets	$345,490	$324,903

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$49,757	$53,349
Accrued expenses	18,596	20,996
Income tax payable	—	87
Current portion of long-term debt	8,516	8,340
Total current liabilities	76,869	82,772

Long-term debt, less current maturities	113,786	93,872
Other liabilities	1,395	660
Contingent consideration	2,500	3,100
Total liabilities	$194,550	$180,404

Shareholders’ equity:
Preferred stock—$0.01 par value, 2,000,000 shares authorized, none issued and outstanding	—	—
Common stock —$0.01 par value, 15,000,000 shares authorized, 9,646,972 shares issued, and 7,713,505 and 7,797,166 shares outstanding as of July 2, 2016 and October 3, 2015, respectively	96	96
Additional paid-in capital	60,448	59,399
Retained earnings	114,376	107,715
Accumulated other comprehensive loss	(209)	(429)
Treasury stock —1,933,467 and 1,849,806 shares as of July 2, 2016 and October 3, 2015, respectively	(23,771)	(22,282)
Total shareholders’ equity	150,940	144,499
Total liabilities and shareholders' equity	$345,490	$324,903
See accompanying Notes to Condensed Consolidated Financial Statements.

Delta Apparel, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	July 2, 2016	June 27, 2015	July 2, 2016	June 27, 2015
Net sales	$111,552	$120,525	$310,883	$328,947
Cost of goods sold	86,566	95,041	241,301	266,902
Gross profit	24,986	25,484	69,582	62,045

Selling, general and administrative expenses	19,396	19,641	56,311	59,821
Change in fair value of contingent consideration	(300)	(630)	(600)	(500)
Gain on sale of business	—	—	—	(7,704)
Restructuring costs	1,663	—	1,663	—
Other income, net	—	(424)	(178)	(579)
Operating income	4,227	6,897	12,386	11,007

Interest expense, net	1,338	1,528	4,009	4,547
Income before provision for income taxes	2,889	5,369	8,377	6,460
Provision for income taxes	347	951	1,716	2,607
Net income	$2,542	$4,418	$6,661	$3,853

Basic earnings per share	$0.33	$0.56	$0.86	$0.49
Diluted earnings per share	$0.32	$0.55	$0.84	$0.48

Weighted average number of shares outstanding	7,714	7,889	7,736	7,887
Dilutive effect of stock options and awards	288	210	235	202
Weighted average number of shares assuming dilution	8,002	8,099	7,971	8,089
See accompanying Notes to Condensed Consolidated Financial Statements.

Delta Apparel, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Amounts in thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	July 2, 2016	June 27, 2015	July 2, 2016	June 27, 2015
Net income	$2,542	$4,418	$6,661	$3,853
Net unrealized gain (loss) on cash flow hedges, net of tax	26	67	220	(61)
Comprehensive income	$2,568	$4,485	$6,881	$3,792

See accompanying Notes to Condensed Consolidated Financial Statements.

Delta Apparel, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	Nine Months Ended
	July 2, 2016	June 27, 2015
Operating activities:
Net income	$6,661	$3,853
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	7,209	7,199
Amortization of deferred financing fees	335	375
Excess tax benefits from exercise of stock options	(89)	(2)
Provision for deferred income taxes	1,735	1,249
Gain on sale of The Game assets before transaction costs	—	(8,114)
Non-cash stock compensation	1,450	965
Change in the fair value of contingent consideration	(600)	(500)
Fixed asset impairment charge	831	—
Loss on disposal of equipment	63	20
Changes in operating assets and liabilities:
Accounts receivable, net	2,876	2,306
Inventories, net	(18,775)	6,703
Prepaid expenses and other assets	(2,238)	(780)
Other non-current assets	47	37
Accounts payable	(4,084)	(7,616)
Accrued expenses	(2,459)	28
Income tax payable/receivable	(108)	1,544
Other liabilities	128	(308)
Net cash (used in) provided by operating activities	(7,018)	6,959

Investing activities:
Purchases of property and equipment, net	(9,480)	(4,230)
Proceeds from sale of The Game assets	—	14,913
Proceeds from sale of fixed assets	23	470
Net cash (used in) provided by investing activities	(9,457)	11,153

Financing activities:
Proceeds from long-term debt	372,608	371,184
Repayment of long-term debt	(352,517)	(388,982)
Repayment of capital financing	(251)	(114)
Payment of deferred financing fees	(1,001)	(25)
Repurchase of common stock	(1,818)	(440)
Proceeds from exercise of stock options	—	21
Payment of withholding taxes on exercise of stock options	(163)	(10)
Excess tax benefits from exercise of stock options	89	2
Net cash provided by (used in) financing activities	16,947	(18,364)
Net increase (decrease) in cash and cash equivalents	472	(252)
Cash and cash equivalents at beginning of period	300	612
Cash and cash equivalents at end of period	$772	$360

Supplemental cash flow information:
Cash paid during the period for interest	$3,274	$3,639
Cash paid (received) during the period for income taxes, net of refunds received	$217	$(218)
Non-cash financing activity - shortfall to excess tax benefit pool	$—	$673
Non-cash financing activity - taxes accrued but not paid on exercise of stock options	$—	$105
Non-cash financing activity - capital lease agreements	$1,374	$—

See accompanying Notes to Condensed Consolidated Financial Statements.

Delta Apparel, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note A—Basis of Presentation and Description of Business
We prepared the accompanying interim condensed consolidated financial statements in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles ("U.S. GAAP") for complete financial statements. We believe these Condensed Consolidated Financial Statements include all normal recurring adjustments considered necessary for a fair presentation. Operating results for the nine months ended July 2, 2016, are not necessarily indicative of the results that may be expected for our fiscal year ending October 1, 2016. Although our various product lines are sold on a year-round basis, the demand for specific products or styles reflects some seasonality, with sales in our June quarter generally being the highest and sales in our December quarter generally being the lowest. For more information regarding our results of operations and financial position, refer to the Consolidated Financial Statements and footnotes included in our Form 10-K for our fiscal year ended October 3, 2015, filed with the United States Securities and Exchange Commission (“SEC”).
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
Reclassifications
Certain amounts have been corrected in the October 3, 2015, balance sheet to conform to the classification of those balances as of July 2, 2016. These include the reclassification of deposits from Prepaid expenses and other current assets to Other assets in the amount of $1.2 million and the reclassification of the current portion of interest rate swaps from Other liabilities to Accrued liabilities in the amount of $0.3 million.

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
On December 6, 2013, we entered into an agreement (the "IMG Agreement") with IMG Worldwide, Inc. ("IMG") that provides for the termination of the Salt Life brand license agreements entered into between Delta Apparel and IMG (as agent on behalf of Salt Life Holdings) prior to the Salt Life Acquisition as well as the agency agreement entered into between Salt Life Holdings and IMG prior to the Salt Life Acquisition. In addition, the IMG Agreement provides that Delta Apparel and Salt Life Holdings are released from all obligations and liabilities under those agreements or relating to the Salt Life Acquisition. Pursuant to the IMG Agreement, Salt Life and IMG entered into a separate, multi-year agency agreement, which has since been terminated, whereby IMG represented Salt Life with respect to the licensing of the Salt Life brand in connection with certain product and service categories. Salt Life agreed to pay IMG installments totaling $3,500,000 to terminate these contractual arrangements. As a result, the above-referenced $3,000,000 indemnification asset was released from escrow during the quarter ended December 28, 2013, and applied towards these payment obligations, along with additional amounts previously accrued for royalty obligations under the above-referenced Salt Life brand license agreements. During the years ended October 3, 2015, and September 27, 2014, we made payments of $0.8 million and $2.1 million, respectively, in accordance with the terms of the agreement. As of July 2, 2016, there was one quarterly installment of $0.2 million remaining. We have recorded the fair value of the liability as of July 2, 2016, on our financials with $0.2 million in accrued expenses.
The Salt Life Acquisition continued our strategy of building lifestyle brands that take advantage of our creative capabilities, vertical manufacturing platform and international sourcing competencies. Prior to the Salt Life Acquisition, Salt Life, LLC sold Salt Life-branded products under exclusive license agreements which began in January 2011. As such, the results of Salt Life sales have been included in our Condensed Consolidated Financial Statements since that time.
We accounted for the Salt Life Acquisition pursuant to ASC 805, Business Combinations, with the purchase price allocated based upon fair value. We have identified certain intangible assets associated with Salt Life, including trade names and trademarks, license agreements, non-compete agreements and goodwill. The total amount of goodwill has been accounted for as deductible for tax purposes. Components of the intangible assets recorded at acquisition are as follows (in thousands, except economic life data):

		Economic Life
Goodwill	$19,917	N/A

Intangibles:
Tradename/trademarks	16,000	30 years
License agreements	2,100	15 – 30 years
Non-compete agreements	770	6.6 years
Total intangibles	18,870

Total goodwill and intangibles	$38,787

Note F—Inventories
Inventories, net of reserves of $9.1 million and $8.4 million as of July 2, 2016, and October 3, 2015, respectively, consist of the following (in thousands):

	July 2, 2016	October 3, 2015
Raw materials	$11,593	$11,412
Work in process	17,753	19,071
Finished goods	137,801	117,889
	$167,147	$148,372
As of July 2, 2016, finished goods inventory included $0.7 million in consignment inventory located at one of our large retail customers that filed for bankruptcy.

Note G—Debt
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
The Amended Credit Agreement amends and restates our Fourth Amended and Restated Loan and Security Agreement dated May 27, 2011, which was amended on four occasions and had a maturity date of May 27, 2017. Bank of America, N.A. departed the syndicate of Lenders and Regions Bank joined the syndicate of Lenders for the Amended Credit Agreement. Bank of America, N.A. also ceased to serve as the syndication agent for the facility, and Merrill Lynch, Pierce, Fenner & Smith Incorporated is no longer a joint book runner with Wells Fargo.
The Amended Credit Agreement allows us to borrow up to $145 million (subject to borrowing base limitations), including a maximum of $25 million in letters of credit. Provided that no event of default exists, we have the option to increase the maximum credit to $200 million (subject to borrowing base limitations), conditioned upon the Administrative Agent's ability to secure additional commitments and customary closing conditions. The credit facility matures on May 10, 2021. We paid $1.0 million in financing costs associated with the Amended Credit Agreement.
As of July 2, 2016, there was $98.4 million outstanding under our U.S. revolving credit facility at an average interest rate of 2.6%, and additional borrowing availability of $22.3 million. This credit facility includes a financial covenant requiring that if the amount of availability falls below the threshold amounts set forth in the Amended Credit Agreement, our Fixed Charge Coverage Ratio (“FCCR”) (as defined in the Amended Credit Agreement) for the preceding 12-month period must not be less than 1.1 to 1.0. We were not subject to the FCCR covenant at July 2, 2016, because our availability was above the minimum required under the Amended Credit Agreement. At July 2, 2016, our FCCR was above the required 1.1 to 1.0 ratio and therefore we would have satisfied our financial covenant had we been subject to it. At July 2, 2016, and October 3, 2015, there was $11.3 million and $7.3 million, respectively, of retained earnings free of restrictions to make cash dividends or stock repurchases.
The Amended Credit Agreement contains a subjective acceleration clause and a “springing” lockbox arrangement (as defined in FASB Codification No. 470, Debt ("ASC 470")), whereby remittances from customers will be forwarded to our general bank account and will not reduce the outstanding debt until and unless a specified event or an event of default occurs. Pursuant to ASC 470, we classify borrowings under the Amended Credit Agreement as long-term debt.
In conjunction with the Salt Life Acquisition, we issued two promissory notes in the aggregate principal of $22.0 million, which included a one-time installment of $9.0 million that was due and paid as required on September 30, 2014, and quarterly installments commencing on March 31, 2015, with the final installment due on June 30, 2019. The promissory notes are zero-interest notes and state that interest will be imputed as required under Section 1274 of the Internal Revenue Code. We have imputed interest at 1.92% and 3.62% on the promissory notes that matured on June 30, 2016, and June 30, 2019, respectively. At July 2, 2016, the discounted value of the remaining promissory note was $8.0 million.
Since March, 2011, we have entered into loans and a revolving credit facility with Banco Ficohsa, a Honduran bank, in order to finance both the operations and capital expansion of our Honduran facilities. Each of these loans are secured by a first-priority lien on the assets of our Honduran operations, and are not guaranteed by our U.S. entities. These loans are denominated in U.S. dollars and the carrying value of the debt approximates the fair value. The revolving credit facility requires minimum payments during each six-month period of the 18-month term; however the loan agreement permits additional drawdowns to the extent payments are made and certain objective covenants are met. The current revolving Honduran debt, by its nature, is not long-term, as it requires scheduled payments each six months. However, as the loan permits us to re-borrow funds up to the amount repaid, subject to certain covenants, and we intend to re-borrow funds, subject to the objective covenants, the amounts have been classified as long-term debt.
Information about these loans and the outstanding balance as of July 2, 2016, is as follows (in thousands):

July 2, 2016
Revolving credit facility established March, 2011, interest at 8.0% due March, 2019	$4,685
Term loan established March, 2011, interest at 7.0%, payable monthly with a seven-year term	$1,703
Term loan established November, 2014, interest at 7.5%, payable monthly with a six-year term	$2,750
Term loan established April, 2015, interest at 8.0%, payable monthly with a seven-year term	$1,722
Term loan established June, 2016, interest at 8.0%, payable monthly with a five-year term	$5,000

Note H—Selling, General and Administrative Expense
We include in selling, general and administrative expenses ("SG&A") costs incurred subsequent to the receipt of finished goods at our distribution facilities, such as the cost of stocking, warehousing, picking, packing, and shipping goods for delivery to our customers. Distribution costs included in SG&A expenses totaled $3.7 million and $4.3 million for the three months ended July 2, 2016, and June 27, 2015, respectively, and totaled $11.2 million and $12.1 million for the nine months ended July 2, 2016, and June 27, 2015, respectively. In addition, SG&A expenses include costs related to sales associates, administrative personnel, advertising and marketing expenses, royalty payments on licensed products and other general and administrative expenses.
During the fourth quarter of fiscal year 2014, certain strategic initiatives were implemented to improve net profitability. This effort included reducing our administrative workforce, delayering our management structure and streamlining decision-making and information flow, as well as reducing duplicative and excess fixed cost. During the fourth quarter of fiscal year 2014, we recorded a total of $4.0 million in SG&A expense associated with these strategic initiatives. As of October 3, 2015, approximately $0.5 million of these expenses were accrued and reported on our Condensed Consolidated Balance Sheets. During the first nine months of fiscal year 2016, no additional expense was incurred in association with these strategic initiatives and no amounts remain accrued on our July 2, 2016 Condensed Consolidated Balance Sheet.

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
Compensation expense is recorded on the SG&A expense line item in our Condensed Consolidated Statements of Operations over the vesting periods. During the three and nine months ended July 2, 2016, we recognized $0.7 million and $1.8 million, respectively, in stock-based compensation expense. During the three and nine months ended June 27, 2015, we recognized $0.8 million and $1.3 million, respectively, in stock-based compensation expense.
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
During the quarter ended July 2, 2016, no restricted stock units or performance units were granted and no awards vested under the 2010 Stock Plan.
As of July 2, 2016, there was $4.3 million of total unrecognized compensation cost related to non-vested awards granted under the 2010 Stock Plan. This cost is expected to be recognized over a period of 2.4 years.
Option Plan
All options granted under the Option Plan vested prior to October 3, 2015. As such, no expense was recognized during the three or nine months ended July 2, 2016, or for the three or nine months ended June 27, 2015. No options were exercised during the nine months ended July 2, 2016. During the nine months ended June 27, 2015, vested options representing 350,000 shares of our common stock were exercised, and the shares issued, in accordance with their respective agreements.
Award Plan
All awards granted under the Award Plan have vested and been exercised, and no awards remain outstanding.

Note J—Purchase Contracts
We have entered into agreements, and have fixed prices, to purchase yarn, natural gas, finished fabric, and finished apparel products. At July 2, 2016, minimum payments under these contracts were as follows (in thousands):

Yarn	$24,520
Natural gas	46
Finished fabric	1,833
Finished products	26,608
$53,007

Note K—Business Segments
We operate our business in two distinct segments: branded and basics. Although the two segments are similar in their production processes and regulatory environments, they are distinct in their economic characteristics, products, marketing, and distribution methods. In the second quarter of 2016, in connection with the ongoing evaluation of our current and future strategic initiatives, the Chief Operating Decision Maker began reviewing the performance of the branded and basics segments excluding general corporate expenses. Therefore, we report our financial performance on the two reportable segments, branded and basics, with corporate activities stated separately. Our financial statements reflect this reporting with prior periods adjusted accordingly.
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
Information about our operations as of and for the three months ended July 2, 2016, and June 27, 2015, by operating segment, is as follows (in thousands):

	Basics	Branded	Corporate	Consolidated
Three months ended July 2, 2016
Net sales	$72,097	$39,455	$—	$111,552
Segment operating income (loss) *	5,431	2,661	(3,865)	4,227
Segment assets	177,063	157,734	10,693	345,490

Three months ended June 27, 2015
Net sales	$79,035	$41,490	$—	$120,525
Segment operating income (loss)	6,673	3,103	(2,879)	6,897
Segment assets	164,737	153,319	10,972	329,028

	Basics	Branded	Corporate	Consolidated
Nine months ended July 2, 2016
Net sales	$203,453	$107,430	$—	$310,883
Segment operating income (loss) *	18,410	4,478	(10,502)	12,386

Nine months ended June 27, 2015
Net sales	$208,103	$120,844	$—	$328,947
Segment operating income (loss) **	8,036	10,414	(7,443)	11,007
*The cost of the manufacturing initiatives included in the basics segment operating income is $1.8 million, and management evaluates the performance of the segment excluding these charges. Excluding these costs the basics segment income is $7.2 million and $20.2 million for the three and nine months ended July 2, 2016, respectively.
**The net gain from the sale of The Game business that is included in the branded segment operating income is $5.6 million, and management evaluates the performance of the segment excluding this gain. Excluding that gain the branded segment's operating income was $4.8 million for the nine months ended June 27, 2015.

The following table reconciles the segment operating earnings to the Company's consolidated income before provision for income taxes (in thousands):

	Three Months Ended		Nine Months Ended
	July 2, 2016	June 27, 2015	July 2, 2016	June 27, 2015
Segment operating income	$4,227	$6,897	$12,386	$11,007
Unallocated interest expense	1,338	1,528	4,009	4,547
Consolidated income before provision for income taxes	$2,889	$5,369	$8,377	$6,460

Note L—Income Taxes
Our effective income tax provision for the nine months ended July 2, 2016, was 20.5%, compared to 40.4% for the same period in the prior year, and 19.9% for the fiscal year ended October 3, 2015.
We benefit from having income in foreign jurisdictions that are either exempt from income taxes or have tax rates that are lower than the United States. Based on our current projected pre-tax income and the anticipated amount of U.S. taxable income compared to profits in the offshore taxable and tax-free jurisdictions in which we operate, our estimated annual income tax rate for the fiscal year ending October 1, 2016, is expected to be approximately 20.5%. However, changes in the mix of U.S. taxable income compared to profits in tax-free jurisdictions can have a significant impact on our overall effective tax rate.
We file income tax returns in the U.S. federal jurisdiction and various state, local and foreign jurisdictions. Tax years 2012 through 2014, according to statute and with few exceptions, remain open to examination by various federal, state, local and foreign jurisdictions.

Note M—Derivatives and Fair Value Measurements
From time to time, we may use interest rate swaps or other instruments to manage our interest rate exposure and reduce the impact of future interest rate changes. These financial instruments are not used for trading or speculative purposes. Outstanding instruments as of July 2, 2016, are noted below:

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

The following financial assets (liabilities) are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements Using
Period Ended	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest Rate Swaps
July 2, 2016	$(340)	—	$(340)	—
October 3, 2015	$(697)	—	$(697)	—

Cotton Options
July 2, 2016	$2	$2	—	—
October 3, 2015	—	—	—	—

Contingent Consideration
July 2, 2016	$(2,500)	—	—	$(2,500)
October 3, 2015	$(3,100)	—	—	$(3,100)
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
The following table summarizes the fair value and presentation in the Condensed Consolidated Balance Sheets for derivatives related to our interest swap agreements as of July 2, 2016, and October 3, 2015:

	July 2, 2016	October 3, 2015
Deferred tax assets	131	—
Accrued Expenses	(291)	(519)
Deferred tax liabilities	—	269
Other liabilities	(49)	(179)
Accumulated other comprehensive loss	$(209)	$(429)
The fair value of the cotton option contracts were established based on the daily mark for identical assets on the open market as of the close of business on July 1, 2016, the last business day prior to our quarter ended July 2, 2016, which fall in Level 1 of the fair value hierarchy. The fair value of the cotton option contracts is included in the Prepaid and other current assets line item on our Condensed Consolidated Balance Sheets.
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

At July 2, 2016, we had $2.5 million accrued in contingent consideration related to the Salt Life Acquisition, a $0.6 million reduction from the accrual at October 3, 2015. The reduction in the fair value of contingent consideration is based on the inputs into the Monte Carlo model, including the time remaining in the measurement period. We still expect sales in calendar year 2019 to approximate the expectations for calendar 2019 sales used in the valuation of contingent consideration at acquisition. No contingent consideration is expected to be paid under the terms of our acquisition of the Art Gun business.
Assets Measured at Fair Value on a Non-Recurring Basis
Intangible assets acquired in connection with the Salt Life Acquisition are identified by type in Note E—Salt Life Acquisition. These valuations included significant unobservable inputs (Level 3).
The Maiden fixed assets were reviewed for impairment during the third quarter. The fair value of the majority of the assets was determined based on an offer to purchase the assets (Level 2), with the remaining asset value based on significant unobservable inputs (Level 3).

Note N—Legal Proceedings
The Sports Authority Bankruptcy Litigation
Soffe is involved in several related litigation matters stemming from The Sports Authority's ("TSA") March 2, 2016, filing of a voluntary petition(s) for relief under Chapter 11 of the United States Bankruptcy Code (the "TSA Bankruptcy"). Prior to such filing, Soffe provided TSA with products to be sold on a consignment basis pursuant to a "pay by scan" agreement and the litigation matters relate to Soffe's interest in the products it provided TSA on a consignment basis (the "Products") and the proceeds derived from the sale of such products (the "Proceeds").
TSA Stores, Inc. and related entities TSA Ponce, Inc. and TSA Caribe, Inc. filed an action against Soffe on March 16, 2016, in the United States Bankruptcy Court for the District of Delaware (the "TSA Action") essentially seeking a declaratory judgment that: (i) Soffe does not own the Products but rather has a security interest that is not perfected or senior and is avoidable; (ii) Soffe only has an unsecured claim against TSA; (iii) TSA and TSA's secured creditors have valid, unavoidable and senior rights in the Products and the Products are the property of TSA’s estate; (iv) Soffe does not have a perfected purchase money security interest in the Products; (v) Soffe is not entitled to a return of the Products; and (vi) TSA can continue to sell the Products and Soffe is not entitled to any proceeds from such sales other than as an unsecured creditor. The TSA Action also contains claims seeking to avoid Soffe's filing of a financing statement related to the Products as a preference and recover the value of that transfer as well as to disallow Soffe's claims until it has returned preferential transfers or their associated value. TSA also brings a claim for a permanent injunction barring Soffe from taking certain actions.
On May 16, 2016, TSA lender Wilmington Savings Fund Society, FSB, as Successor Administrative and Collateral Agent ("WSFS"), intervened in the TSA Action seeking a declaratory judgment that: (i) WSFS has a perfected interest in the Products and Proceeds that is senior to Soffe's interest; and (ii) the Proceeds paid to Soffe must be disgorged pursuant to an order previously issued by the court. WSFS's intervening complaint also contains a separate claim seeking the disgorgement of all Proceeds paid to Soffe along with accrued and unpaid interest.
Soffe has asserted counterclaims against WSFS in the TSA Action essentially seeking a declaratory judgment that: (i) WSFS is not perfected in the Products; and (ii) WSFS's interest in the Products is subordinate to Soffe's interest.
On May 24, 2016, Soffe joined an appeal filed by a number of TSA consignment vendors in the United States District Court for the District of Delaware challenging an order issued in the TSA Bankruptcy that, should WSFS or TSA succeed in the TSA Action, granted TSA and/or WSFS a lien on all Proceeds received by Soffe and requiring the automatic disgorgement of such Proceeds. As of July 28, 2016, Soffe and another entity are the remaining consignment vendors pursuing this appeal.
Although we will continue to vigorously defend against the TSA Action and pursue the above-referenced counterclaims and appeal, should TSA and/or WSFS ultimately prevail on their claims, we could be forced to disgorge all Proceeds received and forfeit our ownership rights in any Products that remain in TSA's possession. We believe the range of possible loss in this matter is currently $0 to $3.2 million; however, it is too early to determine the probable outcome and, therefore, no amount has been accrued related to this matter.
Other
With respect to the significant legal proceedings for which information was reported in Part I, Item 3 of our Annual Report on Form 10-K filed with the SEC on December 15, 2015, there has been no material change in such legal proceedings.
In addition, at times we are party to various legal claims, actions and complaints. We believe that, as a result of legal defenses, insurance arrangements, and indemnification provisions with parties believed to be financially capable, such actions should not have a material effect on our operations, financial condition, or liquidity.

Note O—Repurchase of Common Stock
As of July 2, 2016, our Board of Directors authorized management to use up to $40.0 million to repurchase stock in open market transactions under our Stock Repurchase Program.

We did not purchase any shares of our common stock during the quarter ended July 2, 2016. During the prior year June quarter, we purchased 30,700 shares of our common stock for a total cost of $0.4 million. Through July 2, 2016, we have purchased 2,376,372 shares of our common stock for an aggregate of $29.2 million since the inception of our Stock Repurchase Program. All purchases were made at the discretion of management and pursuant to the safe harbor provisions of SEC Rule 10b-18. As of July 2, 2016, $10.8 million remained available for future purchases under our Stock Repurchase Program, which does not have an expiration date.

Note P—License Agreements
We have entered into license agreements that provide for royalty payments on net sales of licensed products as set forth in the agreements. These license agreements are within our branded segment. We incurred royalty expense (included in SG&A expenses) of $2.2 million in each of the third quarters of fiscal years 2016 and 2015. Royalty expense for the nine months ended July 2, 2016 and June 27, 2015, were $5.6 million and $6.6 million, respectively. The decline in royalty expense for the nine months ended July 2, 2016, compared to the prior year is due to the sale of The Game branded collegiate headwear and apparel business in March, 2015. See Note D—Sale of The Game, for further information on this transaction.
At July 2, 2016, based on minimum sales requirements, future minimum royalty payments required under these license agreements were as follows (in thousands):

Fiscal Year	Amount
2016	$405
2017	1,990
2018	173
2019	—
$2,568

Note Q—Goodwill and Intangible Assets
Components of intangible assets consist of the following (in thousands):

	July 2, 2016			October 3, 2015
	Cost	Accumulated Amortization	Net Value	Cost	Accumulated Amortization	Net Value	Economic Life

Goodwill	$36,729	$—	$36,729	$36,729	$—	$36,729	N/A

Intangibles:
Tradename/trademarks	$17,530	$(2,359)	$15,171	$17,530	$(1,896)	$15,634	20 – 30 yrs
Customer relationships	7,220	(3,928)	3,292	7,220	(3,664)	3,556	20 yrs
Technology	1,220	(795)	425	1,220	(703)	517	10 yrs
License agreements	2,100	(294)	1,806	2,100	(216)	1,884	15 – 30 yrs
Non-compete agreements	1,287	(816)	471	1,287	(716)	571	4 – 8.5 yrs
Total intangibles	$29,357	$(8,192)	$21,165	$29,357	$(7,195)	$22,162

Amortization expense for intangible assets was $0.3 million for each of the three-month periods ended July 2, 2016, and June 27, 2015, and $1.0 million for each of the nine month periods ended July 2, 2016, and June 27, 2015. Amortization expense is estimated to be approximately $1.3 million for fiscal years 2016, 2017, 2018, and 2019, $1.2 million for fiscal year 2020 and $1.1 million for fiscal year 2021.

Note R—Restructuring Plan

On May 10, 2016, in connection with our ongoing strategic manufacturing initiatives, we announced plans to restructure our manufacturing operations with the closing of our textile manufacturing facility in Maiden, North Carolina, the consolidation of sew facilities in Mexico, and the expansion of production at our lower-cost Ceiba Textiles facility in Honduras. In June, 2016, we received an offer to purchase the real estate and certain machinery, equipment and supply parts used in the Maiden facility for approximately $1.7 million, and are currently in negotiations on that transaction. Based upon the offer received and further evaluation of the expected cash flows related to the remaining machinery, equipment and supply parts, we recorded a non-cash impairment charge of $0.9 million during the quarter ended July 2, 2016. We also recorded a $0.1 million non-cash impairment charge related to certain inventory items that would have to be disposed. The restructuring plan also includes a third quarter 2016 charge of $0.6 million related to employee termination benefits as part of the plan to close these operations. These charges totaling $1.7 million are reflected on the Condensed Consolidated Statement of Operations on the line item "Restructuring costs". At the end of the third quarter, we had paid $0.2 million in employee termination benefits and had $0.4 million accrued. The restructuring plan also includes charges to cost of sales of $0.2 million related to expensing excess manufacturing costs associated with the start-up of the expanded offshore operations. All of these expenses have been recorded in our basics segment. In July, we closed our domestic textile facility in Maiden, North Carolina. When operations ceased, the Maiden facility was considered held for sale. We expect to incur approximately $1.2 million in the fourth quarter of fiscal year 2016 associated with the completion of the restructuring plan, with charges of $0.5 million related to the closing of the Maiden facility and $0.7 million of excess start-up expenses associated with the expanded offshore operations.

Note S—Subsequent Events
None

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

Business Outlook
Delta Apparel continued to expand its gross margins in the third quarter of fiscal 2016, with a 150 basis point improvement over the prior year quarter. Earnings per diluted share for the fiscal 2016 third quarter were $0.32 on net sales of $111.6 million. Excluding the $1.8 million pre-tax charge taken during the quarter in connection with the previously announced manufacturing realignment, earnings would have been $0.50 per diluted share.
During the third quarter, we continued to focus on our manufacturing realignment that should lower production costs by approximately $8 million annually, thereby improving gross margins and increasing earnings by up to $0.70 per diluted share. This realignment includes the expansion of our Honduran textile and sew operations, as well as the consolidation of sew operations in Mexico and the modernization of our screen-print operations in El Salvador. The manufacturing equipment related to the realignment has been received and the vast majority of it is installed. We began operating the new equipment for the expansion in June and should be at full production levels by the end of calendar 2016.
In July, we closed our domestic textile facility in Maiden, North Carolina. We incurred approximately $1.8 million in pre-tax expenses, or $0.18 per diluted share, during the third quarter relating to this manufacturing initiative, including $1.0 million in non-cash impairment of assets, $0.6 million in severance expenses and $0.2 million of start-up inefficiency costs. We are currently in negotiations to sell the Maiden, North Carolina real estate and certain equipment used in that operation. We are pleased that the facility may continue as a wet-processing facility and provide employment opportunities in the Maiden community. The manufacturing realignment should be completed in our 2016 fourth fiscal quarter, and we expect to incur an additional $1.2 million in pre-tax expenses, or $0.12 per diluted share, in the fourth quarter as we complete the initiative.
We are working to improve our top-line growth by focusing on the business units with the highest immediate potential. Salt Life continued its growth trend in the 2016 third quarter with a 45% increase in sales over the prior year period, bringing its nine-month sales growth to 30% over the same period last year. Salt Life's direct-to-consumer sales were generously augmented by 80% growth in the third quarter over the prior year period on our ecommerce site, www.saltlife.com. Our Salt Life store in San Clemente is expected to open in September and should help drive consumer enthusiasm on the West Coast. We plan on continuing to expand our geographic reach by opening a few stores each year for the next several years to expand our consumer reach. We are also planning to leverage cross-selling opportunities with the Art Gun business unit. Art Gun, which has solidified its leadership position in the digital printing marketplace, realized strong net sales growth of 28% for the 2016 third fiscal quarter. Art Gun's double digit growth is expected to continue in the fourth quarter and into fiscal year 2017.
We anticipate gross margin expansion in the fourth quarter of our 2016 fiscal year driven by a more profitable sales mix, even with continued sluggishness in the retail marketplace. We expect to build on the recent double-digit growth of our business-to-business and business-to-consumer websites for continued strong growth in our ecommerce business. These expectations, combined with our ongoing fixed-cost reduction efforts, point us toward a solid finish to the 2016 fiscal year and continued success in fiscal year 2017.

Results of Operations
Net sales for the third quarter of 2016 were $111.6 million compared to $120.5 million in the prior year period. Strong Salt Life and Art Gun sales growth was not enough to overcome sales declines in other business units. For the nine months ended July 2, 2016, sales were $310.9 million, down from the prior year nine-month sales of $328.9 million, which included $13.0 million in sales of the since-divested The Game business and since-discontinued Kentucky Derby license.
Our direct-to-consumer and ecommerce sales represented 5.4% of total revenues for the third quarter of 2016.  For the nine-month period ended July 2, 2016, direct-to-consumer sales and ecommerce sales were 5.0% of total revenues. Overall our direct-to-consumer ecommerce growth for the third quarter and the nine months of fiscal year 2016 compared to the prior year was 34% and 30%, respectively, due to increased sales across all of our sites.
Gross margins grew 130 basis points from the prior year quarter to 22.4% in the third quarter driven principally from the Delta Activewear division, where we are benefiting from a stronger sales mix of higher-margin products and manufacturing efficiencies.
SG&A expenses were $19.4 million, or 17.4% of sales, for the quarter ended July 2, 2016, compared to $19.6 million, or 16.3% of sales, in the prior year period. For the nine months ended July 2, 2016, SG&A expenses were 18.1% of sales versus 18.2% in the same period of 2015.
The change in fair value of contingent consideration was associated with the Salt Life Acquisition. Based upon our updated analysis, the fair value of this liability decreased $0.3 million in the 2016 third quarter, and $0.6 million in the nine months ended July 2, 2016, principally from the reduced remaining time in the measurement period. This resulted in a gain recorded in fiscal year 2016 of $0.3 million and $0.6 million in the third quarter and nine-month period, respectively. Our overall expectation of sales for the 2019 measurement period has not significantly changed since acquisition.
During the third quarter, we recorded a total of $1.8 million in expenses relating to the manufacturing realignment. These expenses include asset impairment charges of $1 million and severance of $0.6 million, which are included in the Restructuring line item on the Condensed Consolidated Statements of Operations, as well as $0.2 million in start-up inefficiencies related to the expansion of offshore operations that are included in cost of goods sold. We expect to incur $1.2 million in the fourth quarter of fiscal 2016 associated with the completion of the initiative.
Net interest expense for the third quarter of fiscal year 2016 was $1.3 million compared to $1.5 million in the third quarter of fiscal year 2015. For the nine months ended July 2, 2016, interest expense totaled $4.0 million, compared to $4.5 million in the prior year. The decrease in interest was due to lower debt levels than the prior year and a slight drop in interest rates.
Our effective income tax provision for the three months ended July 2, 2016, was 12.0%, compared to 17.7% for the same period last year and 19.9% for the full fiscal year 2015. We benefit from having income in foreign jurisdictions that are either exempt from income taxes or have tax rates that are lower than those in the United States. Based on our current projected pre-tax income and the anticipated amount of U.S. taxable income compared to profits in the offshore taxable and tax-free jurisdictions in which we operate, our estimated annual income tax rate for the fiscal year ending October 1, 2016, is expected to be approximately 21%. However, changes in the mix of U.S. taxable income compared to profits in tax-free jurisdictions can have a significant impact on our overall effective tax rate.
Our net earnings for the quarter were $2.5 million, or $0.32 per diluted share, compared with net earnings of $4.4 million, or $0.55 per diluted share, in the prior year quarter. Excluding the impact of the pre-tax $1.8 million expense related to the manufacturing initiatives, our earnings were $4.0 million, or $0.50 per diluted share. For the nine months ended July 2, 2016, our earnings were $6.7 million, or $0.84 per diluted share, compared with net earnings of $3.9 million, or $0.48 per diluted share, in the prior year. The prior year included a $5.6 million pre-tax gain, or $0.43 per diluted share, on the sale of The Game business, recorded in our 2015 second fiscal quarter. Excluding this gain, net earnings were $0.4 million, or $0.05 per diluted share, in the prior year nine-month period.
At July 2, 2016, accounts receivable were $59.9 million compared to $62.7 million at October 3, 2015. Days sales outstanding were 47 days as of July 2, 2016, compared to 52 days as of October 3, 2015. The improvement is due to the prior year having some customers whose receivables had aged, and payments were subsequently successfully received.
Inventory levels increased $18.8 million from October 3, 2015, to $167.1 million at July 2, 2016. The increase from October 3, 2015, was due to an increase in our finished goods levels to better support our customers. Lower than expected sales also contributed to the higher inventory levels.
Capital expenditures were $4.4 million during the third quarter of fiscal year 2016, and $11.1 million for the nine months ended July 2, 2016. Our capital expenditures primarily related to machinery and equipment, including approximately $6.7 million related to our manufacturing realignment and open-width production expansions, along with investments in our information technology systems. Depreciation and amortization expense, including non-cash compensation, was $3.0 million for the third quarter of fiscal year 2016, and $8.7 million for the nine months ended July 2, 2016.
Total debt at July 2, 2016, was $122.3 million compared with $102.2 million at October 3, 2015. The increase in debt from October 3, 2015, is primarily due to the additional capital spending as part of our offshore expansion, as well as seasonally higher working capital.
Branded Segment

Sales in the branded segment were $39.5 million, virtually level with sales in the prior year period after adjusting for $2.2 million sales from the since-discontinued Kentucky Derby license. Salt Life achieved 45% sales growth during the quarter, resulting from strong demand for Salt Life lifestyle designs and the ability to better service orders through our new distribution center. Junkfood sales were down $1.7 million from the prior year quarter due to declines at a large national retailer. Soffe sales declined $1.6 million from the prior year quarter due to lower revenue in the strategic sporting goods and military sales channels.
Gross margins in our branded segment for the quarter and nine months ended July 2, 2016, were consistent with the prior year quarter and nine month period.
Operating income decreased $0.4 million compared to the prior year quarter and decreased $5.9 million for the nine months compared to the prior year period. Excluding the $5.6 million pre-tax gain from the sale of The Game business recorded in the 2015 second fiscal quarter operating income decreased $0.3 million from the nine months of the prior year. The decrease is driven from lower sales and offset partially from higher gross margins.
Basics Segment
Net sales in our basics segment were $72.1 million in the third quarter, an 8.8% decrease from $79.0 million in the prior year period. Sales at Art Gun were up 28% on 38% unit growth. In our Activewear business, we continued to see growth in our fashion basics and catalog full package programs. However, this was not enough to fully offset declines in basic tees. For the first nine months of fiscal year 2016, net sales decreased 2.2% to $203.5 million compared to $208.1 million in the prior year period.
The basics segment continued its gross margin expansion during the 2016 third fiscal quarter, with a 190 basis point increase compared to the same period last year, and a 640 basis point increase in the nine-month period ended July 2, 2016, compared to the same period in fiscal year 2015. This increase was primarily due to a stronger mix of fashion basics, catalog full package and private label sales, greater efficiencies in manufacturing, and lower-priced raw materials.
Basics segment operating income increased $0.6 million from the prior year quarter, and $12.2 million over the prior year nine months, after excluding the $1.8 million in charges related to the manufacturing realignment. Including the restructuring charges, Basics segment operating income decreased $1.2 million from the prior year quarter and increased $10.4 million from the prior year nine months.

Liquidity and Capital Resources
Our current primary cash needs are for working capital, capital expenditures, and debt service, as well as to fund share repurchases under our Stock Repurchase Program.
Operating Cash Flows
Operating activities used $7.0 million in cash for the nine months of fiscal year 2016 compared to $7.0 million provided by operations in the prior year period. The increased outflow is mainly being driven by our higher inventory position as a result of building our inventory position to better services our customers and experiencing lower than expected sales as a result of the soft retail environment.
Investing Cash Flows
Capital expenditures during the nine months of fiscal year 2016 were $9.5 million compared to $4.2 million in the same period last year. Capital expenditures in both periods primarily related to machinery and equipment, along with investments in our information technology systems. The increase from the prior year is due to approximately $4.9 million in expenditures relating to the expansion of our offshore manufacturing operations. There were $1.4 million in expenditures financed under a lease arrangement and $0.3 million in unpaid expenditures in the nine months of fiscal 2016. We anticipate our fiscal year 2016 capital expenditures to be approximately $16 million which will be focused primarily on manufacturing equipment, information technology enhancements, and direct-to-consumer investments, and includes approximately $7.0 million associated with our manufacturing realignment.
Financing Activities
During the nine months ended July 2, 2016, cash provided by financing activities was $16.9 million compared to $18.4 million used in financing activities in the same period last year. The cash provided by our financing activities during fiscal 2016 has been used to fund our operating and investing activities.
On May 10, 2016, we entered into a Fifth Amended and Restated Credit Agreement (the “Amended Credit Agreement”) with Wells Fargo Bank, National Association (“Wells Fargo”), as Administrative Agent, the Sole Lead Arranger and the Sole Book Runner, and the financial institutions named therein as Lenders, which are Wells Fargo, PNC Bank, and Regions Bank. Our subsidiaries M.J. Soffe, LLC, Junkfood Clothing Company, Salt Life, LLC, and Art Gun, LLC (together with the Company, the “Companies”), are co-borrowers under the Amended Credit Agreement. The Amended Credit Agreement amends and restates our Fourth Amended and Restated Loan and Security Agreement dated May 27, 2011, which was amended on four occasions and had a maturity date of May 27, 2017. Bank of America, N.A. departed from the syndicate of Lenders, and Regions Bank joined the syndicate of Lenders. For the Amended Credit Agreement

Bank of America, N.A. ceased to serve as the syndication agent for the facility, and Merrill Lynch, Pierce, Fenner & Smith Incorporated is no longer a joint book runner with Wells Fargo.
The Amended Credit Agreement allows us to borrow up to $145 million (subject to borrowing base limitations), including a maximum of $25 million in letters of credit. Provided that no event of default exists, we have the option to increase the maximum credit available to $200 million (subject to borrowing base limitations), conditioned upon the Administrative Agent's ability to secure additional commitments and customary closing conditions. The Amended Credit Agreement matures on May 10, 2021.
In June 2016, we entered into an additional term loan agreement with Banco Fichosa, a Honduran bank, to fund the capital expansion at our Honduran facilities. The loan is a five-year agreement for $5 million with an 8% fixed interest rate, is denominated in U.S. dollars, and includes ratable monthly principal and interest payments through the end of the term.
Based on our current expectations, we believe that our credit facility should be sufficient to satisfy our foreseeable working capital needs, and that cash flow generated by our operations and funds available under our credit facility should be sufficient to service our debt payment requirements, to satisfy our day-to-day working capital needs and to fund our planned capital expenditures. Any material deterioration in our results of operations, however, may result in the loss of our ability to borrow under our revolving credit facility and to issue letters of credit to suppliers, or may cause the borrowing availability under our facility to be insufficient for our needs. Availability under our credit facility is primarily a function of the levels of our accounts receivable and inventory. A significant deterioration in our accounts receivable or inventory levels could restrict our ability to borrow additional funds or service our indebtedness. Moreover, our credit facility includes a financial covenant that if the availability under our credit facility falls below the amounts specified in our credit agreement, our fixed charge coverage ratio (FCCR) for the preceding 12-month period must not be less than 1.1 to 1.0. While our availability at July 2, 2016, was above the minimum thresholds specified in our credit agreement, a significant deterioration in our business could cause our availability to fall below such thresholds, thereby requiring us to maintain the minimum FCCR specified in our credit agreement. As of July 2, 2016, our FCCR was above the minimum threshold specified in our credit agreement.
Purchases By Delta Apparel Of Its Own Shares
During the nine months ended July 2, 2016, we purchased 113,790 shares of our common stock for an aggregate amount of $1.8 million (see Note O-Repurchase of Common Stock). As of July 2, 2016, there was $10.8 million of share repurchase authorization remaining. We evaluate current leverage, working capital requirements, our free cash flow outlook, stock valuation and future business opportunities to determine when we believe the repurchase of our stock is a sound investment opportunity that we can pursue without sacrificing future growth plans.

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
Yarn with respect to which we have fixed cotton prices at July 2, 2016, was valued at $24.5 million, and is scheduled for delivery between July 2016 and December 2016. At July 2, 2016, a 10% decline in the market price of the cotton covered by our fixed price yarn would have had a negative impact of approximately $1.8 million on the value of the yarn. This compares to what would have been a negative impact of $2.9 million at our 2015 fiscal year-end based on the yarn with fixed cotton prices at October 3, 2015. The impact of a 10% decline in the market price of the cotton covered by our fixed price yarn would have been lower at July 2, 2016, than at October 3, 2015, due to decreased commitments at July 2, 2016, compared to October 3, 2015.
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
Interest Rate Sensitivity
Our U.S. revolving credit facility provides that the outstanding amounts owed shall bear interest at variable rates. If the amount of outstanding floating rate indebtedness at July 2, 2016, under our U.S. revolving credit facility had been outstanding during the entire three months ended July 2, 2016, and the interest rate on this outstanding indebtedness was increased by 100 basis points, our expense would have increased by approximately $96 thousand, or 7.2% of actual interest expense, during the quarter. This compares to an increase of $0.2 million, or 3.2%, for the 2015 fiscal year based on the outstanding floating rate indebtedness at October 3, 2015, or an average of $49 thousand per quarter. The dollar amount, as well as the percentage, of the increase in interest expense is higher as of July 2, 2016, primarily due to the higher floating rate debt level as of July 2, 2016, compared to October 3, 2015. The actual increase in interest expense resulting from a change in interest rates would depend on the magnitude of the increase in rates and the average principal balance of floating rate indebtedness.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of July 2, 2016, and, based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures were effective at the evaluation date.

Changes in Internal Control Over Financial Reporting
There was no change during the third quarter of fiscal year 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

DELTA APPAREL, INC. (Registrant)
Date	August 8, 2016	By:	/s/ Deborah H. Merrill
Deborah H. Merrill Chief Financial Officer and President, Delta Basics