Form 10-K
period 2016-10-01
DELTA APPAREL, INC
filed 2016-11-29
CIK 1101396

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Fiscal Year Ended October 1, 2016
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
As of April 2, 2016, the aggregate market share of the registrant’s voting stock held by non-affiliates of the registrant (based on the last sale price for such shares as quoted by the NYSE MKT was approximately $136.2 million.
The number of outstanding shares of the registrant’s Common Stock as of November 15, 2016 was 7,579,255.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information required in Part III of this Form 10-K shall be incorporated from the registrant’s definitive Proxy Statement to be filed pursuant to Regulation 14A for the registrant’s 2016 Annual Meeting of Shareholders currently scheduled to be held on February 9, 2017.

Cautionary Note Regarding Forward Looking Statements
The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by or on behalf of the Company. We may from time to time make written or oral statements that are “forward-looking,” including statements contained in this report and other filings with the Securities and Exchange Commission (the “SEC”), in our press releases, and in other reports to our shareholders. All statements, other than statements of historical fact, which address activities, events or developments that we expect or anticipate will or may occur in the future are forward-looking statements. The words “estimate”, “project”, “forecast”, “anticipate”, “expect”, “intend”, “believe” and similar expressions, and discussions of strategy or intentions, are intended to identify forward-looking statements.
The forward-looking statements in this Annual Report are based on our expectations and are necessarily dependent upon assumptions, estimates and data that we believe are reasonable and accurate but may be incorrect, incomplete or imprecise. Forward-looking statements are also subject to a number of business risks and uncertainties, any of which could cause actual results to differ materially from those set forth in or implied by the forward-looking statements. The risks and uncertainties include, among others:

•	the volatility and uncertainty of cotton and other raw material prices;

•	the general U.S. and international economic conditions;

•	the competitive conditions in the apparel industry;

•	restrictions on our ability to borrow capital or service our indebtedness;

•	the inability to successfully implement or achieve the expected cost savings associated with certain strategic initiatives;

•	deterioration in the financial condition of our customers and suppliers and changes in the operations and strategies of our customers and suppliers;

•	our ability to predict or react to changing consumer preferences or trends;

•	pricing pressures and the implementation of cost reduction strategies;

•	changes in economic, political or social stability at our offshore locations;

•	our ability to attract and retain key management;

•	the effect of unseasonable weather conditions on purchases of our products;

•	significant changes in our effective tax rate;

•	interest rate fluctuations increasing our obligations under our variable rate indebtedness;

•	the ability to raise additional capital;

•	the ability to grow, achieve synergies and realize the expected profitability of acquisitions;

•	the volatility and uncertainty of energy and fuel prices;

•	material disruptions in our information systems related to our business operations;

•	data security or privacy breaches;

•	significant interruptions within our manufacturing or distribution operations;

•	changes in or our ability to comply with safety, health and environmental regulations;

•	significant litigation in either domestic or international jurisdictions:

•	the ability to protect our trademarks and other intellectual property;

•	the ability to obtain and renew our significant license agreements;

•	the impairment of acquired intangible assets;

•	changes in ecommerce laws and regulations;

•	changes in international trade regulations;

•	changes in employment laws or regulations or our relationship with employees;

•	cost increases and reduction in future profitability due to recent healthcare legislation;

•	foreign currency exchange rate fluctuations;

•	violations of manufacturing standards or labor laws or unethical business practices by our suppliers and independent contractors;

•	the illiquidity of our shares;

•	price volatility in our shares and the general volatility of the stock market; and

•	the costs required to comply with the regulatory landscape regarding public company governance and disclosure.
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
We operate on a 52-53 week fiscal year ending on the Saturday closest to September 30. The 2016 and 2014 fiscal years were 52-week years that ended on October 1, 2016, and September 27, 2014, respectively. The 2015 fiscal year was a 53-week year that ended on October 3, 2015.
OVERVIEW
Delta Apparel, Inc. is an international apparel design, marketing, manufacturing and sourcing company that features a diverse portfolio of lifestyle basics and branded activewear apparel, headwear and related accessory products. We specialize in selling casual and athletic products through a variety of distribution channels and distribution tiers, including specialty stores, boutiques, department stores, mid and mass channels, e-retailers, and the U.S. military. Our products are also made available direct-to-consumer on our websites and in our retail stores. We believe this diversified distribution allows us to capitalize on our strengths to provide casual activewear to consumers purchasing from most types of retailers.
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
On August 30, 2016, we purchased substantially all of the assets of COAST Apparel ("Coast"). The Coast acquisition continues our strategy of building lifestyle brands that take advantage of our creative capabilities, direct-to-consumer infrastructure, vertical manufacturing platform and sourcing competencies.
BUSINESS SEGMENTS
We operate our business in two distinct segments: basics and branded. Although the two segments are similar in their production processes and regulatory environments, they are distinct in their economic characteristics, products, marketing and distribution methods.
The basics segment is comprised of our business units primarily focused on garment styles characterized by low fashion risk, and includes our Delta Activewear (which includes Delta Catalog and FunTees) and Art Gun business units. We market, distribute and manufacture unembellished knit apparel under the main brands of Delta Pro Weight® and Delta Magnum Weight® for sale to a diversified audience ranging from large licensed screen printers to small independent businesses. We also manufacture private label products for major branded sportswear companies, trendy regional brands, retailers, and sports licensed apparel marketers. Typically our private label products are sold with value-added services such as hangtags, ticketing, hangers, and embellishment so that they are fully ready for retail. Using digital print equipment and its proprietary technology, Art Gun embellishes garments to create private label, custom decorated apparel servicing the fast-growing e-retailer channels.
The branded segment is comprised of our business units which are focused on specialized apparel garments and headwear to meet consumer preferences and fashion trends, and includes our Salt Life, Junkfood, Soffe, and Coast business units as well as The Game business unit prior to its disposition on March 2, 2015. These branded embellished and unembellished products are sold through specialty and boutique shops, upscale and traditional department stores, mid-tier retailers, sporting goods stores, e-retailers and the U.S. military. Products in this segment are marketed under our lifestyle brands of Salt Life®, Junk Food®, Soffe®, and COAST®, as well as other labels. The results of the Coast business have been included in the branded segment since acquisition on August 30, 2016.
See Note 14 of the Notes to Consolidated Financial Statements for financial information regarding segment reporting, which information is incorporated herein by reference.
PRODUCTS
We specialize in the design, merchandising, sales, and marketing of a variety of casual and athletic products for men, women, juniors, youth and children at a wide range of price points through most distribution channels. We market fashion apparel garments, headwear and accessories under our primary brands of Salt Life®, Junk Food®, Soffe® and COAST®, as well as other labels. We market our basic apparel garments under our Delta brand.
Salt Life is an authentic, aspirational and lifestyle apparel brand that embraces those who love the ocean and everything associated with it.  From fishing, diving and surfing, to beach fun and sun-soaked relaxation, the Salt Life brand says "I live the Salt Life".  Products consist of tee shirts, board shorts, technical fishing apparel, rash guards and performance clothing featuring our own trademarked UVAPOR fabrics. Salt Life's distribution includes surf shops, specialty stores, department stores, sporting goods and outdoor retailers, and direct-to-consumer through retail doors and ecommerce.
Junk Food emerged in 1998 as the original vintage t-shirt brand.  Known for its soft, comfortable fabrics and witty art, the Junk Food brand is a celebrity favorite carried in the top stores throughout the world, including branded collaborations with Nordstrom, Gap Inc. and other notable retailers.  Also a licensing powerhouse, Junkfood has distribution rights to numerous pop-culture properties across multiple categories, including rock & roll, fictional characters, movies, sports, and foods and beverages. The Junk Food brand continues to expand beyond its iconic tee shirt collections with new apparel categories, accessories, and headwear, showcased in its flagship retail store on Abbot Kinney in Venice, California. Junkfood's diversified business model includes both private and branded labels, with a portfolio that includes Junk Food®, Junk Food Art House, Wknd, Stray Heart®, K38®, Paint and Cloth®, Worn Rite®, Love + Art®, and True Vintage®.
Soffe is a lifestyle activewear brand that designs, produces, and markets products for men, women, juniors, and children.  Soffe’s “The Strength Is In Us” marketing campaign is targeted toward core consumers who lead active lifestyles and understand that, together, we can accomplish more than by ourselves. The women's product offerings are grounded in the brand's heritage in the cheerleading market and include a newly introduced performance segment that features technical fabrics as well as fun-fashion design influences.  As a supplier to the military since 1946, the Soffe men's products are rooted in this military heritage.  Core items include performance garments issued directly to enlisted soldiers which also have broad appeal to young men who lead an active lifestyle.  By incorporating trend-leading fits and an overall fashion-on-the-field sensibility, Intensity by Soffe creates performance uniforms, practice gear, and accessories.  Soffe has a diverse distribution network that includes all military branches, big-box sporting goods retailers, department stores, independent sporting goods retailers, team dealers, screen printers, schools and direct-to-consumer outlets.
Coast integrates the coastal experience of weekends and summers at the beach with everyday life throughout the year. Beginning with just a men’s polo shirt, Coast Apparel has since expanded into a full line of traditional, sports-casual attire, headwear and accessories. Coast Apparel primarily markets direct-to-consumer through two retail stores, located in Greenville, South Carolina and Pawley’s Island, South Carolina, and via its ecommerce site at www.coastapparel.com and can also be found at select independent retailers.
Delta offers a wide assortment of basic, high-quality apparel garments for the entire family under its primary brand names Delta Pro Weight® and Delta Magnum Weight®.  Delta products are offered in a broad range of colors available in six-month infant to adult sizes up to 5X. The Pro Weight® line represents a diverse selection of mid-weight, 100% cotton silhouettes in a large color palette. The Magnum Weight® line is designed to give our customers a variety of silhouettes in a heavier-weight, 100% cotton fabric.  In 2016, we broadened our fashion basics line with a snow heather french terry hoodie and zip hoodie.   Our fleece and french terry products help Delta meet the seasonal demands of our diversified customer base.  New for 2017, with the success of our Delta Dri brand, we are now expanding into a ladies line to accompany the existing mens and boys.  In addition, we are adding a line of pepper heathers and tri-blends to further extend the fashion basics component of our line.
FunTees designs, markets and manufactures private label custom knit t-shirts primarily to major branded sportswear and lifestyle companies.  The majority of this merchandise is manufactured, embellished and sold to our customers with a wide variety of packaging services so that products are shipped store-ready.
Art Gun is a leader in direct-to-garment printing, with one of the most highly-automated factory processes for delivering on-demand, direct-to-garment, digitally printed garments of all types. Art Gun prints individual, custom items and ships products to consumers in over 40 countries worldwide.
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
TRADEMARKS AND LICENSE AGREEMENTS
We own several well-recognized trademarks that are important to our business. Salt Life® is an authentic, aspirational brand that embraces those who love the ocean and everything associated with living the "Salt Life". Soffe® has stood for quality and value in the athletic and activewear market for more than sixty years and Junk Food® has been known as a leading vintage t-shirt brand since 1998. Our other registered trademarks include COAST®, Intensity Athletics®, Kudzu®, Pro Weight®, Magnum Weight®, and the Delta Design. Our trademarks are valuable assets that differentiate the marketing of our products. We vigorously protect our trademarks and other intellectual property rights against infringement.

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
SALES & MARKETING
Our sales and marketing function consists of both employed and independent sales representatives and agencies located throughout the country. In our branded segment, sales teams service specialty and boutique, upscale and traditional department store, sporting goods and outdoor retailer, and military customer bases. We also have an international presence with our Junk Food® products in Canada, Europe, Asia, and Dubai. Our brands leverage both in-house and outsourced marketing communications professionals to amplify their lifestyle statements. In our basics segment, we sell our knit apparel products primarily direct to large and small screen printers and into the promotional products markets. Our private label products are sold primarily to major branded sportswear companies and regional, trendy brands.
During fiscal year 2016, we shipped our products to approximately 11,000 customers, many of whom have numerous retail "doors". No single customer accounted for more than 10% of sales in fiscal years 2016, 2015 or 2014, and our strategy is to not become dependent on any single customer. Revenues attributable to sales of our products in foreign countries, as a percentage of our consolidated net sales, represented approximately 2% in fiscal years 2016, 2015 and 2014.
The majority of our apparel products are produced based on forecasts to permit quick shipments to our customers. Private label programs are generally made only to order or based on customer forecasts, and our headwear products are primarily sourced based on customer orders. We aggressively explore new ways to leverage our strengths and efficiencies to meet the quick-turn needs of our customers.
We have distribution facilities strategically located throughout the United States that carry in-stock inventory for shipment to customers, with most shipments made via third party carriers. To better serve customers, we allow products to be ordered by the piece, dozen, or full case quantity. Because a significant portion of our business consists of at-once replenishment and direct catalog orders, we believe that backlog order levels do not provide a general indication of future sales.
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
Competition in our basics segment is generally based upon price, service, delivery time and quality, with the relative importance of each factor depending upon the needs of the particular customers and the specific product offering. These businesses are highly price competitive and competitor actions can greatly influence pricing and demand for our products. While price is still important in the private label market, quality and service are generally more important factors for customer choice. Our ability to consistently service the needs of our private label customers greatly impacts future business with these customers.
SEASONALITY
Although our various product lines are sold on a year-round basis, the demand for specific products or styles reflects some seasonality, with sales in our June fiscal quarter typically being the highest and sales in our December fiscal quarter typically being the lowest. As we continue to expand our product offerings, the seasonality in our business has become less pronounced. The percentage of net sales by quarter for the year ended October 1, 2016, was 21%, 25%, 27% and 27% for the first, second, third, and fourth fiscal quarters, respectively. Consumer demand for apparel is cyclical and dependent upon the overall level of demand for soft goods, which may or may not coincide with the overall level of discretionary consumer spending. These levels of demand change as regional, domestic and international economic conditions change. Therefore, the distribution of sales by quarter in fiscal year 2016 may not be indicative of the distribution in future years.

MANUFACTURING
We have a vertically integrated manufacturing platform that supports both our basics and branded segments. Our manufacturing operations begin with the purchase of yarn and other raw materials from third-party suppliers. We manufacture fabrics in our leased textile facility located near San Pedro Sula, Honduras, and purchase fabric domestically and internationally to supplement our internal production. The manufacturing process continues at one of our six apparel manufacturing facilities where the products are ultimately sewn into finished garments. We either own these facilities or lease and operate them. These facilities are located domestically (two in North Carolina) and internationally (two in Honduras, one in El Salvador and one in Mexico). Our garments may also be embellished and prepared for retail sale (with any combination of services, including ticketing, hang tags, and hangers). The facilities that perform these operations are located domestically (one in Florida and one in North Carolina) and internationally (one in El Salvador and one in Mexico). In fiscal years 2016, 2015 and 2014, approximately 81%, 84% and 81%, respectively, of our manufactured products were sewn in company-operated locations. The remaining products were sewn by outside contractors located primarily in the Caribbean Basin.
At our 2016, 2015 and 2014 fiscal year-ends, our long-lived assets in Honduras, El Salvador and Mexico collectively comprised approximately 58%, 44%, and 44%, respectively, of our total net property, plant and equipment, with our long-lived assets in Honduras comprising 45%, 33%, 35% of the total, respectively. See Item 1A. Risk Factors for a description of risks associated with our operations located outside of the United States.
To supplement our internal manufacturing platform, we purchase fabric, undecorated products and full-package products from independent sources throughout the world. In fiscal years 2016, 2015 and 2014, we sourced approximately 15%, 16%, and 19%, respectively, of our products from third parties.
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
EMPLOYEES AND SOCIAL RESPONSIBILITY
As of October 1, 2016, we employed approximately 7,700 full time employees, of whom approximately 1,000 were employed in the United States. Approximately 1,220 employees at one of our facilities in San Pedro Sula, Honduras are party to a three-year collective bargaining agreement and approximately 1,700 employees at a separate facility in San Pedro Sula, Honduras are party to a different three-year collective bargaining agreement. We have historically conducted our operations without significant labor disruptions and believe that our relations with our employees are good.  We have invested significant time and resources in attempting to cause the working conditions in all of our facilities to meet or exceed the standards imposed by governing laws and regulations.  We have obtained WRAP (Worldwide Responsible Accredited Production) certification for all of our manufacturing facilities that we operate in Honduras, El Salvador and Mexico. Delta Apparel, Inc. is a participating company of the FLA (Fair Labor Association).  This affiliation with FLA further enhances human rights compliance monitoring for our plants and our third party contractors.  In addition, we have proactive programs to promote workplace safety, personal health, and employee wellness.  We also support educational institutions and charitable organizations in the communities where we operate.
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
RESEARCH & DEVELOPMENT
Although we continually seek new products and brands to take to market via our diverse distribution network and customer base, there were no material amounts expended on research and development in the fiscal years ended October 1, 2016, October 3, 2015, and September 27, 2014.
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

The price and availability of purchased yarn and other raw materials is prone to significant fluctuations and volatility. Cotton is the primary raw material used in the manufacture of our apparel products. As is the case with other commodities, the price of cotton fluctuates and is affected by weather, consumer demand, speculation on the commodities market, and other factors that are generally unpredictable and beyond our control. As described under the heading “Raw Materials”, the price of yarn purchased from Parkdale, our key supplier, is based upon the cost of cotton plus a fixed conversion cost. We set future cotton prices with purchase commitments as a component of the purchase price of yarn in advance of the shipment of finished yarn from Parkdale. Prices are set according to prevailing prices, as reported by the New York Cotton Exchange, at the time we enter into the commitments. Thus, we are subject to the commodity risk of cotton prices and cotton price movements, which could result in unfavorable yarn pricing for us. The Company and the apparel industry as a whole experienced unprecedented increases in cotton prices and price volatility in 2011 and 2012. We were unable to pass through to our customers the higher cost of cotton thereby negatively impacting the gross margins in our basics segment by $16.2 million in our 2012 fiscal year.

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

We may be restricted in our ability to borrow under our revolving credit facility or service our indebtedness. Significant operating losses or significant uses of cash in our operations could cause us to default on our asset-based revolving credit facility. We rely on our credit facility, as well as on cash generated by our operations, to fund our working capital and capital expenditure needs, to make acquisitions, to fund share repurchases under our Stock Repurchase Program and to pay dividends should we choose to do so in the future. Our working capital needs are generally greater in advance of the spring and summer selling seasons. Availability under our credit facility is primarily a function of the levels of our accounts receivable and inventory, as well as the uses of cash in our operations. A significant deterioration in our accounts receivable or inventory levels could restrict our ability to borrow additional funds or service our indebtedness. Moreover, our credit facility includes a financial covenant that if the availability under our credit facility falls below the amounts specified in our credit agreement, our Fixed Charge Coverage Ratio (“FCCR”) (as defined in our credit agreement) for the preceding 12-month period must not be less than 1.1 to 1.0. Although our availability at October 1, 2016, was above the minimum thresholds specified in our credit agreement, a significant deterioration in our business could cause our availability to fall below such thresholds, thereby requiring us to maintain the minimum FCCR specified in our credit agreement. Our credit facility also includes customary conditions to funding, representations and warranties, covenants, and events of default. The covenants include, among other things, limitations on asset sales, consolidations, mergers, liens, indebtedness, loans, investments, guaranties, acquisitions, dividends, stock repurchases, and transactions with affiliates. If an event of default under our credit facility occurred or became imminent, we may request our credit agreement lenders to provide a waiver. If we were unsuccessful in that endeavor, we could explore alternative sources of capital, whether debt or equity, which would likely be more expensive than the costs we incur under our credit facility. If we were unable to cure an un-waived event of default under our credit facility, we would be unable to borrow additional amounts under the facility, we could be unable to make acquisitions as well as fund share repurchases and pay dividends, and our lenders thereunder could accelerate our obligations under the agreement and foreclose on our assets subject to the liens in their favor. This circumstance would have a material adverse effect on our financial position and results of operations.

The inability to successfully implement or achieve the expected cost savings associated with certain strategic initiatives could adversely affect our financial position and results of operations. In response to our financial performance and results of operations during our 2014 fiscal year, as well as our near-term view of apparel market conditions at the time, we initiated a reorganization of our administrative structure at all levels to streamline decision-making and information flow as well as reduce duplicative and excess fixed costs. Moreover, in 2016 we completed a large-scale expansion and realignment effort across both our domestic and international manufacturing platforms that is intended to maximize production at our lower-cost facilities, eliminate additional duplicative fixed costs, and leverage the latest dyeing and finishing technology. In conjunction with this, we shuttered and sold our Maiden, North Carolina textile facility and began sourcing in-country fabric for use in our Mexico sew and screen-print facilities. We continue to evaluate other strategic initiatives focused on improving net profitability. The failure or inability to carry out any of these initiatives, any unexpected increases in the costs to carry out any of these initiatives, or the failure to achieve the cost savings or other financial or performance benefits expected from any of these initiatives could have a material adverse effect on our financial position or results of operations.

Deterioration in the financial condition of our customers or suppliers and changes in the operations and strategies of our customers or suppliers could adversely affect our financial position and results of operations. We extend credit to our customers, generally without requiring collateral. The extension of credit involves considerable judgment and is based on an evaluation of each customer’s financial condition and payment history. We monitor credit risk exposure by periodically obtaining credit reports and updated financial statements on our customers. Deterioration in the economy, declines in consumer purchases of apparel, or disruption in the ability of our customers to access liquidity could have an adverse effect on the financial condition of our customers. During the past several years, various retailers and other customers have experienced significant difficulties, including restructurings, bankruptcies and liquidations. The inability of these retailers and other customers to overcome these difficulties may increase due to the current economic conditions. We maintain an allowance for doubtful accounts for potential credit losses based upon current conditions, historical trends, estimates and other available information. The size of this allowance is the result of our making judgments and determinations in the context of imperfect information, and in retrospect the allowance may turn out to have been insufficient. The inability to collect on sales to significant customers or a group of customers could have a material adverse effect on our financial condition and results of operations. Significant changes in the financial condition of any of our suppliers or other parties with which we do business could result in disruption to our business and have a material adverse effect on our financial condition and results of operations. In addition, significant changes in the retail or operational strategies employed by our customers may result in decreased sales of our products to such customers and could have a material adverse effect on our financial condition and results of operations. Likewise, significant changes in the operations of any of our suppliers or other parties with which we do business could result in disruption to our business and have a material adverse effect on our financial condition and results of operations.

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

Our basics segment is subject to significant pricing pressures which may decrease our gross profit margins if we are unable to implement or achieve the expected cost savings associated with certain of our cost reduction strategies. We operate our basics segment in a highly competitive, price sensitive industry. Our strategy in this market environment is to be a low-cost producer and to differentiate ourselves by providing quality products and value-added services to our customers. In fiscal year 2012, we moved several functions within our private label business to our El Salvador facility to better serve customers through an enhanced and efficient product development process. In conjunction with this, we began a modernization of our decoration equipment to expand capabilities and lower costs. In addition, we announced in 2013 the consolidation of our domestic screen print operations as part of our continued focus on more efficient manufacturing and distribution strategies. This consolidation resulted in the closing of the Wendell, North Carolina decoration facility operated by our Soffe business unit and the consolidation of those operations within Soffe's Fayetteville, North Carolina facility. Further, in June 2014, we announced plans to consolidate some domestic fabric production for our basic, blank t-shirt products into our Ceiba Textiles facility in Honduras and subsequently made investments intended to modernize and provide more flexibility within that manufacturing platform. In fiscal 2016, we further realigned our manufacturing operations by expanding production at our offshore facilities and closing our Maiden, North Carolina textile facility. These initiatives, along with continual improvements in our production and delivery of products, are expected to lower our product costs and improve our results of operations. However, any unexpected increases in the costs to carry out these initiatives or the failure to achieve the cost savings expected from these initiatives could have a material adverse effect on our results of operations.

Our operations are subject to political, social, economic, and climate risks in Honduras, El Salvador and Mexico. The majority of our products are manufactured in Honduras, El Salvador and Mexico, with a concentration in Honduras. These countries from time to time experience political, social and economic instability, and we cannot be certain of their future stability. Instability in a country can lead to protests, riots and labor unrest. New government leaders can change employment laws, thereby increasing our costs to operate in that country. In addition, fire or natural disasters such as hurricanes, earthquakes, or floods can occur in these countries. Any of these political, social, economic or climatic events or conditions could disrupt our supply chain or increase our costs, adversely affecting our financial position and results of operations.

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

The price of energy and fuel costs are prone to significant fluctuations and volatility, which could adversely affect our results of operations. Our manufacturing operations require high inputs of energy, and therefore changes in energy prices directly impact our gross profits. In addition, we incur significant freight costs to transport goods between our offshore facilities and the United States, along with transportation expenses to ship products to our customers. The cost of energy and fuel fluctuates due to a number of factors outside of our control, including government policy and regulation and weather conditions. We continue to focus on methods that will reduce the amount of energy used in the manufacture of products to mitigate risks of fluctuations in the cost of energy. However, significant increases in energy and fuel prices may make us less competitive compared to others in the industry, which may have a material adverse effect on our financial position and results of operations.

Our business operations rely on our information systems and any material disruption or slowdown of our systems could cause operational delays. We depend on information systems to manage our inventory, process transactions, respond to customer inquiries, purchase, sell and ship goods on a timely basis and maintain cost-effective operations. We have invested significant capital and expect future capital expenditures associated with the integration of our information technology systems across our businesses. This process involves the replacement and consolidation of technology platforms so that our businesses are served by fewer platforms, resulting in operational efficiencies and reduced costs. Our inability to effectively convert our operations to the new systems could cause delays in product fulfillment and reduced efficiency in our operations. In addition, we may experience operational problems with our information systems as a result of system failures, "cyber attack", computer viruses, security breaches, disasters or other causes. Any material disruption or slowdown of our information systems could cause operational delays that could have a material adverse effect on our business and results of operations.

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

We rely on the strength of our trademarks and could incur significant costs to protect these trademarks and our other intellectual property. Our trademarks, including Salt Life®, Soffe®, Junk Food®, Coast®, Intensity Athletics®, Kudzu®, Pro Weight®, Magnum Weight®, and the Delta Design, among others, are important to our marketing efforts and have substantial value. We aggressively protect these trademarks and have incurred legal costs in the past to establish and protect these trademarks. We may in the future be required to expend significant additional resources to protect these trademarks and our other intellectual property. The loss or limitation of the exclusive right to use our trademarks or other intellectual property could adversely affect our sales and results of operations.

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

We may be subject to the impairment of acquired intangible assets. When we acquire a business, a portion of the purchase price of the acquisition may be allocated to goodwill and other identifiable intangible assets. The amount of the purchase price that is allocated to goodwill is determined by the excess of the purchase price over the net identifiable assets acquired. At October 1, 2016, and October 3, 2015, our goodwill and other intangible assets were approximately $57.7 million and $58.9 million, respectively. We conduct an annual review, and more frequent reviews if events or circumstances dictate, to determine whether goodwill is impaired. We also determine whether impairment indicators are present related to our identifiable intangible assets. If we determine that goodwill or intangible assets are impaired, we would be required to write down the value of these assets. We completed our annual impairment test of goodwill on the first day of our 2016 third fiscal quarter. Based on the valuation, we concluded there was no impairment on the goodwill recorded on our financial statements. We also concluded that there are no additional indicators of impairment related to our intangible assets. There can, however, be no assurance that we will not be required to take an impairment charge in the future, which could have a material adverse effect on our results of operations.

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

Changes in domestic or foreign employment regulations or changes in our relationship with our employees could adversely affect our results of operations. As of October 1, 2016, we employed approximately 7,700 employees worldwide, with approximately 6,700 of these employees being in Honduras, El Salvador and Mexico. Changes in domestic and foreign laws governing our relationships with our employees, including wage and human resources laws and regulations, labor standards, overtime pay, unemployment tax rates, workers' compensation rates and payroll taxes, would likely have a direct impact on our operating costs. A significant increase in wage rates in the countries in which we operate could have a material adverse impact on our operating results. Approximately 1,220 employees at one of our facilities in San Pedro Sula, Honduras are party to a three-year collective bargaining agreement and approximately 1,700 employees at a separate facility in San Pedro Sula, Honduras are party to a three-year collective bargaining agreement. We have historically conducted our operations without significant labor disruptions and believe that our relations with our employees are good. However, if labor relations were to change, it could adversely affect the productivity and ultimate cost of our manufacturing operations.

Recent healthcare legislation may continue to increase our costs and reduce our future profitability. To attract and retain employees in our operations in the United States, we maintain a competitive health insurance program for those employees and their dependents.  The Patient Protection and Affordable Care Act, signed into law in 2010, has increased our annual employee healthcare cost obligations and is expected to continue to increase our annual employee healthcare cost obligations going forward. We cannot predict the effect that this legislation, or any future state or federal healthcare legislation or regulation, will ultimately have on our business.  However, these rising healthcare costs and universal healthcare coverage in the United States could result in significant long-term costs to us, which could adversely affect our future profitability and financial condition.  Also, rising healthcare costs could force us to make changes to our benefits program, which could negatively impact our ability to attract and retain employees.

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
As of November 15, 2016, we had 7,579,255 shares of common stock outstanding. We believe that approximately 67% of our stock is beneficially owned by entities and individuals who each own more than 5% of the outstanding shares of our common stock. Included in the 67% are institutional investors that beneficially own more than 5% of the outstanding shares. These institutional investors own approximately 54% of the outstanding shares of our common stock. Sales of substantial amounts of our common stock in the public market by any of these large holders could adversely affect the market price of our common stock.

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
Our principal executive office is located in a leased facility in Greenville, South Carolina. We own and lease properties supporting our administrative, manufacturing, distribution and direct retail activities. The majority of our products are manufactured through a combination of facilities that we either own, or lease and operate. As of October 1, 2016, we owned or leased nine manufacturing facilities (located in the United States, Honduras, El Salvador and Mexico) and nine distribution facilities (all within the United States). In addition, we operate three leased factory-direct stores, five flagship retail stores and a leased showroom.
Our primary manufacturing and distribution facilities are as follows:

Location	Utilization	Segment
Ceiba Textiles, Honduras*	Knit/dye/finish/cut	Basics and branded
Honduras Plant, San Pedro Sula, Honduras*	Sew	Basics and branded
Cortes Plant, San Pedro Sula, Honduras*	Sew	Basics and branded
Mexico Plant, Campeche, Mexico*	Cut/sew	Basics and branded
Textiles LaPaz, La Paz, El Salvador*	Cut/sew/decoration	Basics and branded
Campeche Sportswear, Campeche, Mexico*	Decoration	Basics and branded
Fayetteville Plant, Fayetteville, NC	Sew/decoration	Branded
Rowland Plant, Rowland, NC	Sew	Basics and branded
Art Gun, Miami, FL*	Decoration/distribution	Basics
Distribution Center, Fayetteville, NC	Distribution	Branded
Distribution Center, Clinton, TN	Distribution	Basics
Distribution Center, Santa Fe Springs, CA*	Distribution	Basics and branded
Distribution Center, Miami, FL*	Distribution	Basics and branded
Distribution Center, Cranbury, NJ*	Distribution	Basics and branded
Distribution Center, Dallas, TX**	Distribution	Basics
Distribution Center, Chicago, IL***	Distribution	Basics
DC Annex, Fayetteville, NC*	Distribution	Branded

*	Denotes leased location
**	Denotes third party-operated distribution facility
***	Denotes third party-operated distribution facility opened in September, 2016
We believe that all of our facilities are suitable for the purposes for which they are designed and are generally adequate to allow us to remain competitive. We continue to maintain a sharp focus on improving our supply chain, lowering our product costs and reducing the operating capital required in our business. We will continue to take the necessary actions to balance capacities with demand as needed. Substantially all of our assets are subject to liens in favor of our lenders under our U.S. asset-based secured credit facility and our Honduran credit facility.

ITEM 3.	LEGAL PROCEEDINGS
U.S. Consumer Product Safety Commission
We previously received an inquiry from the U.S. Consumer Product Safety Commission (“Commission”) regarding a children's drawstring hoodie product sourced, distributed and sold by Junkfood, and its compliance with applicable product safety standards. The Commission subsequently investigated the matter, including whether Junkfood complied with the reporting requirements of the Consumer Product Safety Act (“CPSA”), and the garments in question were ultimately recalled. Junkfood subsequently received notification from the Commission staff alleging that Junkfood knowingly violated CPSA Section 15(b) and that the staff will recommend to the Commission a $900,000 civil penalty. We disputed the Commission's allegations and subsequently responded to the Commission staff regarding its recommended penalty, setting forth a number of defenses and mitigating factors that could have resulted in a much lower penalty, if any, ultimately imposed by a court had the matter proceeded to litigation.
We believe that any claims brought by the Commission seeking enforcement of the recommended penalty would be time-barred under any reasonable interpretation of the applicable civil statute of limitations.  Accordingly, we consider this matter to be resolved, and during the quarter ended October 1, 2016, we reversed the liability previously recorded in connection with this matter.
California Wage and Hour Litigation
We were served with a complaint in the Superior Court of the State of California, County of Los Angeles, on or about March 13, 2013, by a former employee of our Delta Activewear business unit at our Santa Fe Springs, California distribution facility alleging violations of California wage and hour laws and unfair business practices with respect to meal and rest periods, compensation and wage statements, and related claims (the "Complaint"). The Complaint was brought as a class action and sought to include all of our Delta Activewear business unit's current and certain former employees within California who are or were non-exempt under applicable wage and hour laws. The Complaint also named as defendants Junkfood, Soffe, an independent contractor of Soffe, and a former employee, and sought to include all current and certain former employees of Junkfood, Soffe and the Soffe independent contractor within California who are or were non-exempt under applicable wage and hour laws. The Complaint sought injunctive and declaratory relief, monetary damages and compensation, penalties, attorneys' fees and costs, and pre-judgment interest.
On or about August 22, 2014, we were served with an additional complaint in the Superior Court of the State of California, County of Los Angeles, by a former employee of Junkfood and two former employees of Soffe at our Santa Fe Springs, California distribution facility alleging violations of California wage and hour laws and unfair business practices the same or substantially similar to those alleged in the Complaint and seeking the same or substantially similar relief as sought in the Complaint. This complaint was brought as a class action and sought to include all current and certain former employees of Junkfood, Soffe, our Delta Activewear business unit, the Soffe independent contractor named in the Complaint and an individual employee of such contractor within California who are or were non-exempt under applicable wage and hour laws.
On September 17, 2015, an agreement in principle was reached between all parties to settle the above-referenced wage and hour matters, with the defendants in the matters agreeing to pay an aggregate amount of $300,000 in exchange for a comprehensive release of all claims at issue in the matters. Delta Apparel, Inc., Soffe and Junkfood collectively agreed to contribute $200,000 towards the aggregate settlement amount, and we have this amount included in our accrued expenses as of October 1, 2016, and October 3, 2015. The settlement agreement was approved by the applicable court and these matters have been finally resolved, with the agreed amounts funded subsequent to the 2016 fiscal year-end.
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
TSA Stores, Inc. and related entities TSA Ponce, Inc. and TSA Caribe, Inc. filed an action against Soffe on March 16, 2016, in the United States Bankruptcy Court for the District of Delaware (the "TSA Action") essentially seeking a declaratory judgment that: (i) Soffe does not own the Products but rather has a security interest that is not perfected or senior and is avoidable; (ii) Soffe only has an unsecured claim against TSA; (iii) TSA and TSA's secured creditors have valid, unavoidable and senior rights in the Products and the Products are the property of TSA’s estate; (iv) Soffe does not have a perfected purchase money security interest in the Products; (v) Soffe is not entitled to a return of the Products; and (vi) TSA can continue to sell the Products and Soffe is not entitled to any proceeds from such sales other than as an unsecured creditor. The TSA Action also contains claims seeking to avoid Soffe's filing of a financing statement related to the Products as a preference and recover the value of that transfer as well as to disallow Soffe's claims until it has returned preferential transfers or their associated value. TSA also brings a claim for a permanent injunction barring Soffe from taking certain actions. We believe that many of the claims in the TSA Action, including TSA’s claim for injunction, are now moot as a result of Soffe’s agreement to permit TSA to continue selling the Products in TSA’s going-out-of-business sale.
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
On May 24, 2016, Soffe joined an appeal filed by a number of TSA consignment vendors in the United States District Court for the District of Delaware challenging an order issued in the TSA Bankruptcy that, should WSFS or TSA succeed in the TSA Action, granted TSA and/or WSFS a lien on all Proceeds received by Soffe and requiring the automatic disgorgement of such Proceeds. As of November 14, 2016, Soffe and another entity are the remaining consignment vendors pursuing this appeal.
Although we will continue to vigorously defend against the TSA Action and pursue the above-referenced counterclaims and appeal, should TSA and/or WSFS ultimately prevail on their claims, we could be forced to disgorge all Proceeds received and forfeit our ownership rights in any Products that remain in TSA's possession. We believe the range of possible loss in this matter is currently $0 to $3.3 million; however, it is too early to determine the probable outcome and, therefore, no amount has been accrued related to this matter.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Market Information for Common Stock: The common stock of Delta Apparel, Inc. is listed and traded on the NYSE MKT under the symbol “DLA”. As of November 15, 2016, there were approximately 868 record holders of our common stock.
The following table sets forth, for each of the periods indicated below, the high and low sales prices per share of our common stock as reported on the NYSE MKT.

	High	Low
	Sale Price	Sale Price
Fiscal Year 2016:
September Quarter	$25.52	$15.31
June Quarter	$22.93	$17.01
March Quarter	$19.93	$11.61
December Quarter	$18.10	$13.70

Fiscal Year 2015:
September Quarter	$19.44	$11.54
June Quarter	$15.35	$11.91
March Quarter	$12.45	$8.50
December Quarter	$11.35	$8.35
Dividends: Our Board of Directors did not declare, nor were any dividends paid, during fiscal years 2016 and 2015. Subject to the provisions of any outstanding blank check preferred stock (none of which is currently outstanding), the holders of our common stock are entitled to receive whatever dividends, if any, that may be declared from time to time by our Board of Directors in its discretion from funds legally available for that purpose. Pursuant to the terms of our credit facility, we are allowed to make cash dividends and stock repurchases if (i) as of the date of the payment or repurchase and after giving effect to the payment or repurchase, we have availability on that date of not less than 15% of the lesser of the borrowing base or the commitment, and average availability for the 30-day period immediately preceding that date of not less than 15% of the lesser of the borrowing base or the commitment; and (ii) the aggregate amount of dividends and stock repurchases after May 10, 2016, does not exceed $10 million plus 50% of our cumulative net income (as defined in the Amended Credit Agreement) from the first day of the third quarter of fiscal year 2016 to the date of determination. At October 1, 2016, and October 3, 2015, there was $10.7 million and $7.3 million, respectively, of retained earnings free of restrictions to make cash dividends or stock repurchases.
Any future cash dividend payments will depend upon our earnings, financial condition, capital requirements, compliance with loan covenants and other relevant factors.
Purchases of our Own Shares of Common Stock: See Note 15 - Repurchase of Common Stock and Note 9 - Debt, in Item 15, which is incorporated herein by reference.
Securities Authorized for Issuance Under Equity Compensation Plans: The information required by Item 201(d) of Regulation S-K is set forth under “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this Annual Report, which information is incorporated herein by reference.

Comparison of Total Return Among Delta Apparel, Inc., CRSP NYSE MKT Index (US), and CRSP NYSE MKT Wholesale & Retail Trade Index: Our common stock began trading on the NYSE MKT (previously the NYSE Amex) on June 30, 2000, the last trading day of our fiscal year 2000. Prior to that date, no securities of Delta Apparel were publicly traded. Set forth below is a line graph comparing the yearly change in the cumulative total stockholder return, assuming dividend reinvestment, of our common stock with (1) the CRSP NYSE MKT Index (US) and (2) the CRSP NYSE MKT Wholesale and Retail Trade Index, which is comprised of all NYSE MKT companies with SIC codes from 5000 through 5999. This performance graph assumes that $100 was invested in the common stock of Delta Apparel and comparison groups on July 2, 2011, and that all dividends have been reinvested.

	2011	2012	2013	2014	2015	2016
Delta Apparel, Inc.	$100.00	$79.10	$81.64	$50.96	$103.94	$95.31
CRSP NYSE MKT Index (US)	$100.00	$96.51	$96.55	$124.48	$96.63	$99.94
CRSP NYSE MKT Wholesale & Retail Trade Index	$100.00	$102.05	$135.46	$140.57	$189.86	$162.15

ITEM 6.	SELECTED FINANCIAL DATA
The selected financial data includes the financial position and results of operations of acquired businesses beginning on the date of acquisition. On August 30, 2016, we acquired Coast Apparel, and on August 27, 2013, we purchased substantially all of the assets of Salt Life Holdings, LLC, including all of its domestic and international trademark rights in the Salt Life brand.  Prior to the acquisition of Salt Life, we sold Salt Life-branded products under exclusive license agreements which began in January 2011. The consolidated statements of operations data for the years ended June 30, 2012, June 29, 2013, and the transition period ended September 28, 2013 and the consolidated balance sheet data as of June 30, 2012, June 29, 2013, September 28, 2013, and September 27, 2014, are derived from, and are qualified by reference to, our audited consolidated financial statements not included in this document. The consolidated statement of operations data for the years ended September 27, 2014, October 3, 2015, and October 1, 2016, and the consolidated balance sheet data as of October 3, 2015, and October 1, 2016, are derived from, and are qualified by reference to, our audited consolidated financial statements included elsewhere in this document. We operate on a 52-53 week fiscal year ending on the Saturday closest to September 30. All fiscal years shown were 52-week years with the exception of fiscal year 2015, which was a 53-week year, and the 13-week transition period ended September 28, 2013. Historical results are not necessarily indicative of results to be expected in the future. The selected financial data should be read in conjunction with the Consolidated Financial Statements and the related notes as indexed on page F-1 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7.

	Period Ended
	October 1, 2016	October 3, 2015	September 27, 2014	September 28, 2013*	June 29, 2013	June 30, 2012
	(In thousands, except per share amounts)
Statement of Operations Data:
Net sales	$425,249	$449,142	$452,901	$122,559	$490,523	$489,923
Cost of goods sold	(331,750)	(360,823)	(367,160)	(95,439)	(381,014)	(406,200)
Selling, general and administrative expenses	(76,578)	(81,086)	(86,275)	(26,588)	(94,944)	(89,973)
Restructuring costs	(1,741)	—	—	—	—	—
Change in fair value of contingent consideration	600	500	(200)	—	—	—
Gain on sale of business	—	7,704	—	—	—	—
Other income (expense), net	552	682	(927)	24	(662)	28
Operating income (loss)	16,332	16,119	(1,661)	556	13,903	(6,222)
Interest expense, net	5,287	6,021	5,792	1,033	3,997	4,132
Earnings (loss) before income taxes	11,045	10,098	(7,453)	(477)	9,906	(10,354)
Provision for (benefit from) income taxes	2,081	2,005	(6,493)	(1,045)	722	(7,907)
Net earnings (loss)	$8,964	$8,093	$(960)	$568	$9,184	$(2,447)

Basic earnings (loss) per common share:	$1.16	$1.03	$(0.12)	$0.07	$1.12	$(0.29)

Diluted earnings (loss) per common share:	$1.12	$1.00	$(0.12)	$0.07	$1.08	$(0.29)

Dividends declared per common share	$—	$—	$—	$—	$—	$—

Balance Sheet Data (at year end):
Working capital	$150,191	$131,485	$156,258	$171,681	$173,435	$187,029
Total assets	344,652	324,903	354,578	351,762	311,910	320,394
Total long-term debt, less current maturities	106,603	93,872	114,469	131,030	94,763	110,949
Shareholders’ equity	152,015	144,499	138,207	138,872	141,066	138,967
*Period ended September 28, 2013 was a 13-week transition period

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
BUSINESS OUTLOOK
Delta Apparel had solid operating results in fiscal year 2016 despite continuing sluggishness in the apparel retail environment. During the year, we completed a large-scale expansion and realignment effort across both our domestic and international manufacturing platforms that allows us to maximize production at our lower-cost facilities, eliminate duplicative fixed costs, and leverage the latest dyeing and finishing technology. We began increasing fabric production in our more efficient Honduran textile facility in June 2016, have successfully increased output in that facility on schedule, and should be at full production levels by the end of calendar year 2016. We also completed the sale of our Maiden, North Carolina textile facility in September 2016, and are efficiently sourcing domestic fabric for our made-in-the-USA programs and sourcing in-country fabric to use in our Mexico sew and screen print facilities, which now serve as a quick-turn operation to support continued growth in our full-package catalog programs. This realignment effort is expected to improve gross margins and ultimately boost operating earnings by an estimated $8 million annually, or approximately $0.70 per diluted share.
During fiscal year 2016, we also continued to invest in our brands, with expanded sales and marketing programs, in-store shops and point-of-sale displays. Our social media and other digital outreach programs continued to build consumer awareness of our brands, resulting in record e-commerce sales. Our acquisition of Coast Apparel adds to our brand portfolio. Coast’s full line of traditional, sports-casual attire, headwear and accessories are primarily marketed direct-to-consumer through two retail stores, with a third retail store expected to be opened in early calendar 2017.
We are working to improve our top-line growth by focusing on the business units with the highest immediate potential. Salt Life continued its strong growth trend in fiscal year 2016, including robust increases in direct-to-consumer sales. Sales increased 69% over the prior year on our ecommerce site, www.saltlife.com. The Salt Life flagship store in Jacksonville, Florida, in operation for five years now, continues to increase its sales, with growth of nearly 20% in fiscal year 2016 over the prior year. Our Salt Life store in San Clemente opened in September and should help drive consumer enthusiasm on the West Coast. We plan on continuing to broaden our geographic reach by opening a few stores each year for the next several years to expand our consumer engagement. We are also planning to further leverage cross-selling opportunities with the Art Gun business unit. Art Gun, which has solidified its leadership position in the digital printing marketplace, realized strong net sales growth in the 2016 fiscal year, and we expect Art Gun to continue its double-digit growth in fiscal year 2017.
We anticipate gross margin expansion in the fiscal year 2017 driven by a more profitable sales mix, and lower product costs. Margins should also be enhanced as we continue our direct-to-consumer focus across our business units. We expect the strategic initiatives implemented in the past two years, coupled with the positive momentum we are experiencing, to point us toward continued success in fiscal year 2017.
RESULTS OF OPERATIONS
Our financial results have been presented on a GAAP basis. In certain limited instances, we have presented our financial results on a GAAP and non-GAAP (“adjusted”) basis, which is further described and reconciled in the section entitled “Non-GAAP Financial Measures.”
Overview
Net sales for the fiscal year ended October 1, 2016, were $425.2 million compared with prior year sales of $449.1 million. Sales declined 0.5% from the prior year adjusted net sales, with basics segment sales flat with the prior year and branded segments sales down 1.5%.
Gross margins were 22.0% in fiscal year 2016, a 230 basis point improvement from 19.7% in the prior year. Adjusted gross margins improved 250 basis points from the prior year driven primarily by the basics segment, resulting from a more profitable sales mix and lower product costs.
Our selling, general and administrative costs decreased $4.5 million to 18.0% of sales, from 18.1% of sales in the prior year. We continue to invest in marketing efforts across our business units to build consumer awareness and market our products. During fiscal year 2016, we improved our distribution efficiency to better service our customers and reduce our expenses. This, coupled with continued reduction in discretionary spending, drove the improvement in our selling, general and administrative costs in fiscal year 2016.
We recorded a $0.6 million gain during fiscal year 2016 as we lowered the contingent consideration expected to be paid associated with Salt Life based on the inputs to the valuation model, including the time remaining as we move closer to the 2019 measurement date.
Net income in fiscal year 2016 was $9.0 million, or $1.12 per diluted share, compared with a net income in the prior year of $8.1 million, or $1.00 per diluted share. Adjusted earnings per diluted share were $1.41, a 147.4% increase from the prior year’s $0.57 adjusted earnings per diluted share.

Branded Segment
Net sales in the branded segment were $148.1 million in fiscal year 2016 compared to $166.7 million in the prior year. Sales in the branded segment declined $2.3 million, or 1.5%, when excluding the $16.3 million in sales related to since-divested The Game business and the since-discontinued Kentucky Derby license and the additional week of sales in 2015. Salt Life continued its sales growth, up nearly 27% for the year on a comparable 52-week basis, driven from its new product lines and expanded distribution. The Salt Life sales growth was offset by sales declines in our other branded business units. Operating income for the segment increased year-over-year to $7.0 million, when excluding the prior year $5.6 million gain, including related expenses, from the sale of The Game business.
Basics Segment
Net sales in our basics segment were $277.1 million in fiscal year 2016 compared with $282.5 million in fiscal year 2015. Net sales were flat with the prior year adjusted net sales, after reducing for the additional week of sales in fiscal 2015. Excluding the expenses associated with the manufacturing initiative, gross margins as a percent of sales increased by 480 basis points to 16.5% of sales, compared to 11.7% of sales for the prior fiscal year. Operating income increased by $9.2 million, to 8.0% of sales, compared to $13.1 million, or 4.6% of sales, in fiscal year 2015. Adjusted for the $2.8 million of manufacturing realignment expenses, adjusted operating income for fiscal year 2016 was $25.1 million, or 9.1% of sales.
Quarterly Financial Data
For information regarding quarterly financial data, refer to Note 17 - Quarterly Financial Information (Unaudited) to the Consolidated Financial Statements, which information is incorporated herein by reference.
Fiscal Year 2016 Versus Fiscal Year 2015
Net sales for fiscal year 2016 were $425.2 million compared with prior year sales of $449.1 million. Sales declined 0.5% from the prior year adjusted net sales. Our direct-to-consumer and ecommerce sales represented 5.3% of total revenues for the 2016 fiscal year, a 90 basis point increase over the prior year period, during which direct-to-consumer and ecommerce sales were 4.4% of total revenues.
Gross margins were 22.0% in fiscal year 2016 compared to 19.7% in the prior year. Adjusted gross margins improved 250 basis points from the prior year driven primarily from a more profitable sales mix and lower product costs in the basics segment, coupled with higher direct-to-consumer sales in the branded segment. Our gross margins may not be comparable to other companies, because some companies include costs related to their distribution network in cost of goods sold and we exclude them from gross profit and include them in selling, general and administrative expenses.
Fiscal year 2016 selling, general and administrative expenses were $76.6 million, or 18.0% of sales, compared to $81.1 million, or 18.1% of sales, in fiscal year 2015. The decrease in selling, general and administrative expenses is primarily due to lower selling costs and efficiency improvements in our distribution facilities, partially offset by higher incentive compensation costs resulting from our improved operating results in fiscal year 2016 from the prior year.
The change in fair value of contingent consideration is the remeasurement of the contingent consideration related to Salt Life.  Based upon the current operating results and future projections, a $0.6 million reduction in contingent consideration was recorded, principally from the reduced remaining time in the measurement period.
Other income includes our income from our Honduran joint venture, along with sublease income. Other income decreased slightly to $0.6 million in fiscal year 2016 from $0.7 million in fiscal year 2015.
Fiscal year 2016 operating income was $16.3 million compared to $16.1 million in fiscal year 2015. Fiscal year 2016 adjusted operating income was $19.2 million, or 4.5% of sales, an $8.6 million, or 81.9%, increase over the prior year adjusted operating income of $10.5 million.
Interest expense for fiscal year 2016 decreased $0.7 million to $5.3 million compared to $6.0 million in fiscal year 2015. The decrease is due primarily to the lower average debt levels in fiscal year 2016 compared to the prior year, coupled with slightly lower interest rates on our U.S. credit facility.
Our fiscal year 2016 effective income tax rate was 18.8% compared to 19.9% in the prior fiscal year. We benefit from having income in foreign jurisdictions that are either exempt from income taxes or have tax rates lower than the United States.
Net income in fiscal year 2016 was $9.0 million, or $1.12 per diluted share, compared with a net income in the prior year of $8.1 million, or $1.00 per diluted share. Adjusted earnings per diluted share were $1.41, a 147.4% increase from the prior year’s $0.57 adjusted earnings per diluted share.
Non-GAAP Financial Measures
We provide all information required in accordance with generally accepted accounting principles (“GAAP”), but we believe that evaluating our ongoing operating results may be difficult if limited to reviewing only GAAP financial measures. In an effort to provide investors with additional information regarding the Company's results as determined by GAAP, the Company also provides non-GAAP information that management believes is useful to investors. The Company discusses adjusted net sales, adjusted gross margins, adjusted operating income, and adjusted earnings per diluted share, as performance measures because management uses these measures in evaluating the Company's underlying performance on a consistent basis across periods. Management also believes these measures are frequently used by securities analysts, investors and other interested parties in the evaluation of the Company's ongoing performance. These non-GAAP measures have limitations as analytical tools, and securities analysts, investors and other interested parties should not consider any of these non-GAAP measures in isolation or as a substitute for analysis of the Company's results as reported under GAAP. These non-GAAP measures may not be comparable to similarly titled measures used by other companies. The table below reconciles net sales, gross margins, operating income and earnings per diluted share to the adjusted net sales, adjusted gross margins, adjusted operating income, and adjusted earnings per diluted share (in thousands, except per share amounts):

	Year Ended
	October 1, 2016	October 3, 2015
Net sales	$425,249	$449,142
Adjustment for:
53 weeks versus 52 weeks in fiscal year	—	(8,585)
Sales from the since-divested The Game business	—	(10,207)
Sales from the since-discontinued Kentucky Derby business	—	(2,889)
Adjusted net sales	$425,249	$427,461

Gross profit	$93,499	$88,319
Adjustment for manufacturing realignment expenses	1,096	—
Adjusted gross profit	$94,595	$88,319

Gross margins	22.0%	19.7%
Adjustment for manufacturing realignment expenses	0.2%	—
Adjusted gross margins	22.2%	19.7%

Operating income	$16,332	$16,119
Adjustment for manufacturing realignment expenses included in gross profit	1,096	—
Adjustment for manufacturing realignment expenses included in restructuring costs	1,741	—
Adjustment for gain, including related expenses, from the sale of The Game business	—	(5,582)
Adjusted operating income	$19,169	$10,537

Earnings per diluted share	$1.12	$1.00
Adjustment for manufacturing realignment expenses	0.29	—
Adjustment for gain on the sale of The Game business	—	(0.43)
Adjusted earnings per diluted share	$1.41	$0.57

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
Gross margins increased in fiscal 2015 by 80 basis points from fiscal 2014, to 19.7% of sales compared to 18.9% in fiscal 2014. Increases occurred in both the branded and basics segments, and across all operating units with the exception of Soffe. Gross margins improved due to customer and product mix along with improved manufacturing efficiencies and lower costs. Our gross margins may not be comparable to other companies, because some companies include costs related to their distribution network in cost of goods sold and we exclude them from gross profit and include them in selling, general and administrative expenses.
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

The change in fair value of contingent consideration is the remeasurement of the fair value of the contingent consideration related to the Salt Life Acquisition.  Based upon the current operating results and future projections, a $0.5 million reduction in contingent consideration was recorded.
Our gain on sale of business was $7.7 million for fiscal year 2015. The gain on sale of business in fiscal year 2015 includes the $14.9 million in proceeds from the sale of The Game business less the assets sold, the direct liabilities resulting from, and the selling costs related to this transaction. Associated with the disposition of The Game, $2.1 million of indirect expenses were also recorded, resulting in a net gain, including indirect expenses, of $5.6 million. See Note 3 - Sale of The Game, for more information on this transaction.
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
Interest expense for fiscal year 2015 was $6.0 million compared to $5.8 million in fiscal year 2014. The increase is due primarily to the higher interest rate on our U.S. credit facility compared to the imputed interest on the Salt Life promissory note related to the $9.0 million Salt Life payment made at the beginning of the fiscal year, along with higher debt levels in the first half of the fiscal year.
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
LIQUIDITY AND CAPITAL RESOURCES
Credit Facility and Other Financial Obligations
On May 10, 2016, we amended our U.S. revolving credit facility and entered into a Fifth Amended and Restated Credit Agreement (the "Amended Credit Agreement") with Wells Fargo Bank, National Association ("Wells Fargo"), as Administrative Agent, the Sole Lead Arranger and the Sole Book Runner, and the financial institutions named therein as Lenders, which are Wells Fargo, PNC Bank, National Association and Regions Bank. Our subsidiaries, M.J. Soffe, LLC, Junkfood Clothing Company, Salt Life, LLC, and Art Gun, LLC (together with the Company, the "Companies"), are co-borrowers under the Amended Credit Agreement.
The Amended Credit Agreement allows us to borrow up to $145 million (subject to borrowing base limitations), including a maximum of $25 million in letters of credit. Provided that no event of default exists, we have the option to increase the maximum credit to $200 million (subject to borrowing base limitations), conditioned upon the Administrative Agent's ability to secure additional commitments and customary closing conditions. The credit facility matures on May 10, 2021. We paid $1.0 million in financing costs associated with the Amended Credit Agreement. At October 1, 2016, we had $92.1 million outstanding under our U.S. revolving credit facility at an average interest rate of 2.7%, and had the ability to borrow an additional $32.8 million.
For further information regarding our U.S. asset-based secured credit facility, refer to Note 9 - Long-Term Debt to the Consolidated Financial Statements, which information is incorporated herein by reference.
In August 2013, we acquired Salt Life and issued two promissory notes in the aggregate principal amount of $22.0 million, which included a one-time installment of $9.0 million that was due and paid as required on September 30, 2014, and quarterly installments commencing on March 31, 2015, with the final installment due on June 30, 2019. The promissory notes are zero-interest notes and state that interest will be imputed as required under Section 1274 of the Internal Revenue Code. We have imputed interest at 1.92% and 3.62% on the promissory notes that mature on June 30, 2016, and June 30, 2019, respectively. At October 1, 2016, the discounted value of the promissory note was $8.1 million. Refer to Note 9 - Long Term Debt to the Consolidated Financial Statements for further information on these promissory notes.
We have loan agreements with Banco Ficohsa, a Honduran bank. This credit facility is secured by a first-priority lien on the assets of our Honduran operations and the loans are not guaranteed by our U.S. entities. As of October 1, 2016, we had a total of $15.5 million outstanding on these loans. For further information regarding our Honduran loans, refer to Note 9 - Long-Term Debt to the Consolidated Financial Statements, which information is incorporated herein by reference.
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
During fiscal years 2016, 2015, and 2014, the interest rate swap agreements had minimal ineffectiveness and were considered highly-effective hedges.
Changes in the derivatives’ fair values are deferred and are recorded as a component of accumulated other comprehensive income (“AOCI”), net of income taxes, until the underlying transaction is recorded. When the hedged item affects income, gains or losses are reclassified from AOCI to the Consolidated Statements of Operations as interest income/expense. Any ineffectiveness in our hedging relationships is recognized immediately in the Consolidated Statement of Operations. The changes in fair value of the interest rate swap agreements resulted in an AOCI gain, net of taxes, of $0.3 million for the year ended October 1, 2016, an AOCI loss, net of taxes, of $0.2 million for the year ended October 3, 2015, an AOCI gain, net of taxes of $0.3 million for the year ended September 27, 2014.
Operating Cash Flows
Cash provided by operating activities in fiscal year 2016 was $2.2 million compared to $22.3 million for fiscal year 2015. The decrease from the prior year is primarily due to increasing our inventory positions in order to better service our customers with immediate shipping in our basics segment and weekly replenishments to retailers.
Investing Cash Flows
Cash used in investing activities in fiscal year 2016 was $10.8 million compared to $7.6 million provided by investing activities in fiscal year 2015. Capital expenditures during fiscal year 2016 were $12.3 million and included expenditures for the expansion of our textile operations that should decrease reliance on purchased fabric and reduce costs by leveraging internal operations. During fiscal year 2015, investing cash flows also included the $14.9 million in proceeds received from the sale of The Game assets. See Note 3 - Sale of The Game, for further information on this transaction. In fiscal year 2015, we used $7.8 million in cash primarily related to the expansion of our textile operations.
We expect to spend approximately $10 million in capital expenditures in fiscal year 2017, primarily on manufacturing equipment, along with information technology, and direct-to-consumer investments.
Financing Activities
Cash provided by financing activities was $8.7 million in fiscal year 2016 compared to $30.2 million used in financing activities in fiscal year 2015. In fiscal year 2016, we utilized the cash proceeds from our credit facility as well as a new $5 million Honduran loan to fund the expansion of our offshore operations, as well as the repurchase of stock throughout the year.
Future Liquidity and Capital Resources
Based on our current expectations, we believe that our credit facility should be sufficient to satisfy our foreseeable working capital needs, and that the cash flow generated by our operations and funds available under our credit facility should be sufficient to service our debt payment requirements, to satisfy our day-to-day working capital needs and to fund our planned capital expenditures. Any material deterioration in our results of operations, however, may result in our losing the ability to borrow under our revolving credit facility and to issue letters of credit to suppliers, or may cause the borrowing availability under our facility to be insufficient for our needs. Availability under our credit facility is primarily a function of the levels of our accounts receivable and inventory, as well as the uses of cash in our operations. A significant deterioration in our accounts receivable or inventory levels could restrict our ability to borrow additional funds or service our indebtedness. Moreover, our credit facility includes a financial covenant that if the availability under our credit facility falls below the amounts specified in our credit agreement, our Fixed Charge Coverage Ratio (“FCCR”) (as defined in our credit agreement) for the preceding 12-month period must not be less than 1.1 to 1.0. Although our availability at October 1, 2016, was above the minimum thresholds specified in our credit agreement, a significant deterioration in our business could cause our availability to fall below such thresholds, thereby requiring us to maintain the minimum FCCR specified in our credit agreement. As of October 1, 2016, our FCCR was above the minimum threshold specified in our credit agreement.

The following table summarizes our contractual cash obligations, as of October 1, 2016, by future period.

	Payments Due by Period (in thousands)
	Total	Less than 1 year	1 - 3 years	3 – 5 years	After 5 years
Contractual Obligations:
Long-term debt (a)	$115,795	$9,192	$18,790	$87,618	$195
Operating leases	39,935	7,177	12,832	9,530	10,396
Capital leases	1,599	410	886	303	—
Minimum royalty payments	1,310	1,132	178	—	—
Purchase obligations	42,905	42,905	—	—	—
Total (b)	$201,544	$60,816	$32,686	$97,451	$10,591
______________________

(a)
We include interest on our fixed rate debt as a component of our future obligations. However, we exclude interest payments on our revolving credit facility since the cash outlay for the interest is unknown and cannot be reliably estimated. Interest payments will be determined based upon the daily outstanding balance of the revolving credit facility and the prevailing interest rate during that time.

(b)
We excluded deferred income tax liabilities of $10.5 million from the contractual cash obligations table because we believe inclusion would not be meaningful. Refer to Note 10 - Income Taxes to our Consolidated Financial Statements for more information on our deferred income tax liabilities. Deferred income tax liabilities are calculated based on temporary differences between tax bases of assets and liabilities and their respective book bases, which will result in taxable amounts in future years when the liabilities are settled at their reported financial statement amounts. The results of these calculations do not have a direct connection with the amount of cash taxes to be paid in any future periods and therefore would not relate to liquidity needs. As a result, including deferred income tax liabilities as payments due by period in the schedule could be misleading.

Off-Balance Sheet Arrangements
As of October 1, 2016, we did not have any off-balance sheet arrangements that were material to our financial condition, results of operations or cash flows as defined by Item 303(a)(4) of Regulation S-K promulgated by the SEC other than the letters of credit, operating leases, and purchase obligations described in the table above. We have entered into derivative interest rate contracts as described and included below in “Quantitative and Qualitative Disclosures about Market Risk” in Item 7A of this report.
Dividends and Purchases of our Own Shares
Pursuant to the terms of our credit facility, we are allowed to make cash dividends and stock repurchases if (i) as of the date of the payment or repurchase and after giving effect to the payment or repurchase, we have availability on that date of not less than 15% of the lesser of the borrowing base or the commitment, and average availability for the 30-day period immediately preceding that date of not less than 15% of the lesser of the borrowing base or the commitment; and (ii) the aggregate amount of dividends and stock repurchases after May 10, 2016, does not exceed $10 million plus 50% of our cumulative net income (as defined in the Amended Credit Agreement) from the first day of the third quarter of fiscal year 2016 to the date of determination. At October 1, 2016, and October 3, 2015, there was $10.7 million and $7.3 million, respectively, of retained earnings free of restrictions to make cash dividends or stock repurchases.
Our Board of Directors did not declare, nor were any dividends paid, during fiscal years 2016 and 2015. Any future cash dividend payments will depend upon our earnings, financial condition, capital requirements, compliance with loan covenants and other relevant factors.
As of October 1, 2016, our Board of Directors had authorized management to use up to $40.0 million to repurchase stock in open market transactions under our Stock Repurchase Program. During fiscal years 2016, 2015 and 2014, we purchased 217,568 shares, 140,336 shares, 78,674 shares, respectively, of our common stock for a total cost of $3.5 million, $2.1 million, $1.2 million, respectively. As of October 1, 2016, we have purchased 2,480,150 shares of common stock for an aggregate of $30.9 million since the inception of the Stock Repurchase Program. All purchases were made at the discretion of management and pursuant to the safe harbor provisions of SEC Rule 10b-18. As of October 1, 2016, $9.1 million remained available for future purchases under our Stock Repurchase Program, which does not have an expiration date.
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
Given the current macro-economic environment and the uncertainties regarding its potential impact on our business, there can be no assurance that our estimates and assumptions used in our impairment tests will prove to be accurate predictions of the future. If our assumptions regarding forecasted cash flows are not achieved, it is possible that an impairment review may be triggered and goodwill may be impaired.

Income Taxes
We account for income taxes under the liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. As of October 1, 2016, we have a federal net operating loss carryforward of $18.3 million, which is classified in deferred tax assets, as there is no carryback opportunity and the entire loss must be carried forward for utilization against future taxable income. We determined that no valuation allowance is required to be recorded against the federal net operating loss carryforward under Financial Accounting Standards Board ("FASB") Codification No. 740, Income Taxes ("ASC 740"). These federal net loss carryforwards expire at various intervals from 2033 to 2035.
We established a valuation allowance related to certain of our state operating loss carryforward amounts in accordance with the provisions of ASC 740. We continually review the adequacy of the valuation allowance and recognize the benefits of deferred tax assets if reassessment indicates that it is more likely than not that the deferred tax assets will be realized based on earnings forecasts in the respective state tax jurisdictions. We had state net operating loss carryforwards (“NOLs”) as of October 1, 2016, of approximately $48.7 million. We had deferred tax assets of $1.9 million as of October 1, 2016, related to these state NOLs, with related valuation allowances against them of approximately $0.1 million. These state net loss carryforwards expire at various intervals from 2019 through 2036.
A valuation allowance is required to reduce the carrying value of deferred tax assets to the amount that is more-likely-than-not to be realized. In making this final determination, the Company follows ASC 740 and looks to taxable income in prior carryback years, reversals of existing temporary book/tax differences, tax planning strategies and future taxable income exclusive of reversals of existing temporary differences.  By its very nature, future taxable income requires estimates and judgments about future events that may be predictable, but are far less certain than past events that can be objectively measured.  Based on current analysis and assessments, the Company concluded that no valuation allowance is required on existing deferred tax assets resulting from temporary deductible differences or on federal net operating losses as these are both expected to be fully utilized with future earnings.  However, based upon the analysis of the sources of taxable income, we did determine a valuation allowance was required on the deferred tax asset resulting from certain state net operating loss carryforwards.   The amount of the valuation allowance recorded was calculated after considering all four sources mentioned above.
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
Yarn with respect to which we have fixed cotton prices at October 1, 2016, was valued at $12.3 million, and is scheduled for delivery between October 2016 and December 2016. At October 1, 2016, a 10% decline in the market price of the cotton covered by our fixed price yarn would have had a negative impact of approximately $0.9 million on the value of the yarn. This compares to what would have been a negative impact of $2.9 million at our 2015 fiscal year end based on the yarn with fixed cotton prices at October 3, 2015.
We may use derivatives, including cotton option contracts, to manage our exposure to movements in commodity prices. We do not designate our options as hedge instruments upon inception. Accordingly, we mark to market changes in the fair market value of the options in cost of sales in the Consolidated Statements of Operations. We did not own any significant cotton options contracts on October 1, 2016, or October 3, 2015.
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

Interest Rate Sensitivity
Our U.S. revolving credit facility provides that the outstanding amounts owed shall bear interest at variable rates. If the amount of outstanding floating rate indebtedness at October 1, 2016, under the U.S. revolving credit facility had been outstanding during the entire year and the interest rate on this outstanding indebtedness was increased by 100 basis points, our expense would have increased by approximately $0.3 million, or 6.1%, for the fiscal year. This compares to an increase of $0.2 million, or 3.2%, for the 2015 fiscal year based on the outstanding floating rate indebtedness at October 3, 2015. The effect of a 100 basis point increase in interest rates would have had a higher dollar impact for the year ended October 1, 2016, compared to the year ended October 3, 2015, from the higher floating rate debt outstanding on October 1, 2016. The percentage increase is more significant for fiscal year 2016 than for fiscal year 2015 because our total interest expense for fiscal year 2016 was lower than our total interest expense for fiscal year 2015. The actual increase in interest expense resulting from a change in interest rates would depend on the magnitude of the increase in rates and the average principal balance outstanding.
Derivatives
From time to time, we may use interest rate swaps or other instruments to manage our interest rate exposure and reduce the impact of future interest rate changes. See Note 2(z) and Note 16(d) to the Consolidated Financial Statements for more information on our derivatives.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Our Consolidated Financial Statements for each of our fiscal years ended October 1, 2016, October 3, 2015, and September 27, 2014, together with the Reports of Independent Registered Public Accounting Firms thereon, are included in this report commencing on page F-1 and are listed under Part IV, Item 15 in this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of October 1, 2016, and, based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures were effective at the evaluation date.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of October 1, 2016. In this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) ("COSO") in Internal Control – Integrated Framework. The scope of our efforts to comply with the internal requirements of Section 404 of the Sarbanes-Oxley Act of 2002 with respect to fiscal year 2016 included all of our operations. Based on our evaluation, our management has concluded that, as of October 1, 2016, our internal control over financial reporting is effective.
The effectiveness of our internal control over financial reporting as of October 1, 2016, has been audited by Ernst & Young, LLP ("EY"), our independent registered public accounting firm, who also audited our Consolidated Financial Statements. EY’s attestation report on our internal controls over financial reporting is included herein.

Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting during the fourth quarter of fiscal year 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Delta Apparel, Inc. and subsidiaries

We have audited Delta Apparel, Inc. and subsidiaries' internal control over financial reporting as of October 1, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Delta Apparel, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Delta Apparel, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of October 1, 2016, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Delta Apparel, Inc. and subsidiaries as of October 1, 2016, and the related consolidated statements of operations, comprehensive income, equity and cash flows for the year ended October 1, 2016, of Delta Apparel, Inc. and subsidiaries, and our report dated November 29, 2016, expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Atlanta, GA
November 29, 2016

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item is incorporated herein by reference from the portions of the definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days following the end of our 2016 fiscal year under the headings "Proposal No. 1: Election of Directors", “Corporate Governance”, “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance.”
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
The information required by this Item is incorporated herein by reference from the portions of the definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days following the end of our 2016 fiscal year under the headings “Compensation Discussion and Analysis”, “Compensation Tables,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information relating to security ownership by certain beneficial owners and management is incorporated herein by reference from the portion of the definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days following the end of our 2016 fiscal year under the heading “Stock Ownership of Management and Principal Shareholders."
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
Set forth in the table below is certain information about securities issuable under our equity compensation plans as of October 1, 2016.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	595,638	$11.57	156,667
Equity compensation plans not approved by security holders	86,000	$8.30	—
Total	681,638	$11.15	156,667
For additional information on our stock-based compensation plans, see Note 13 - Stock-Based Compensation to the Consolidated Financial Statements.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated herein by reference from the portion of the definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days following the end of our 2016 fiscal year under the headings “Related Party Transactions” and "Corporate Governance".

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item is incorporated herein by reference from the portion of the definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days following the end of our 2016 fiscal year under the heading “Proposal No. 4: Ratification of Appointment of Independent Registered Public Accounting Firm”.
PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
Financial Statements:
Reports of Independent Registered Public Accounting Firms.
Consolidated Balance Sheets as of October 1, 2016, and October 3, 2015.
Consolidated Statements of Operations for the years ended October 1, 2016, October 3, 2015, and September 27, 2014.
Consolidated Statements of Comprehensive Income (Loss) for the years ended October 1, 2016, October 3, 2015, and September 27, 2014.
Consolidated Statements of Shareholders’ Equity for the years ended October 1, 2016, October 3, 2015, and September 27, 2014.
Consolidated Statements of Cash Flows for the years ended October 1, 2016, October 3, 2015, and September 27, 2014.
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

10.2.4
Fifth Amended and Restated Credit Agreement, dated May 10, 2016, among Delta Apparel, Inc., M.J. Soffe, LLC, Junkfood Clothing Company, Salt Life, LLC (f/k/a To The Game, LLC), and Art Gun, LLC, the financial institutions named therein as Lenders, and Wells Fargo Bank, National Association, as Administrative Agent, Sole Lead Arranger, and Sole Book Runner: Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 12, 2016.

10.3
Delta Apparel, Inc. 2000 Stock Option Plan, Effective as of February 15, 2000, Amended & Restated March 15, 2000: Incorporated by reference to Exhibit 10.4 to the Company’s Form 10-12B/A filed on March 31, 2000.***

10.4
Delta Apparel, Inc. Incentive Stock Award Plan, Effective February 15, 2000, Amended & Restated March 15, 2000: Incorporated by reference to Exhibit 10.5 to the Company’s Form 10-12B/A filed on March 31, 2000.***

10.5
Delta Apparel, Inc. 2010 Stock Plan: Incorporated by reference to Exhibit 99.2 to the Company’s Form 8-K filed on November 4, 2010, and Exhibit 1 to the Company's Proxy Statement filed on December 19, 2014.***

10.6
Yarn Supply Agreement dated as of January 5, 2005, between Delta Apparel, Inc. and Parkdale Mills, LLC and Parkdale America, LLC: Incorporated by reference to Exhibit 10.29 to the Company’s Form 10-Q filed on February 9, 2005.**

10.6.1
First Amendment to Yarn Supply Agreement dated as of June 26, 2009 between Delta Apparel, Inc. and Parkdale Mills, LLC, and Parkdale America, LLC: Incorporated by reference to Exhibit 10.7.1 to the Company’s Form 10-K filed on August 28, 2009.**

10.6.2
Second Amendment to Yarn Supply Agreement dated as of October 21, 2011 between Delta Apparel, Inc. and Parkdale Mills, LLC, and Parkdale America, LLC: Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on October 25, 2011.**

10.6.3
Third Amendment to Yarn Supply Agreement dated as of March 11, 2013, between Delta Apparel, Inc. and Parkdale Mills, LLC, and Parkdale America, LLC: Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on March 14, 2013.**

10.6.4
Fourth Amendment to Yarn Supply Agreement dated as of December 11, 2015, between Delta Apparel, Inc. and Parkdale Mills, LLC, and Parkdale America, LLC: Incorporated by reference to Exhibit 10.6.4 to the Company’s Annual Report on Form 10-K filed on December 15, 2015.**

10.7	Employment Agreement between Delta Apparel, Inc. and Deborah H. Merrill dated December 31, 2015: Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on January 7, 2016.***

10.8	Employment Agreement between Delta Apparel, Inc. and Martha M. Watson dated December 31, 2015: Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on January 7, 2016.***

10.9	Employment Agreement between Delta Apparel, Inc. and Steven E. Cochran dated December 31, 2012: Incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed on January 3, 2013.***

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

10.12	Employment Agreement between Delta Apparel, Inc. and Andrew R. DuVall dated January 18, 2016: Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on January 19, 2016.***

10.13	Employment Agreement between Delta Apparel, Inc. and Justin M. Grow dated December 31, 2015.***

10.14	Form of Restricted Stock Unit and Performance Unit Award Agreement: Incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q filed on November 3, 2011.***

10.15
Delta Apparel Short-Term Incentive Compensation Plan: Incorporated by reference to Exhibit A to the Company's Proxy Statement filed on September 28, 2011, and Exhibit 1 to the Company's Proxy Statement filed on December 29, 2015.***

10.16	Form of Restricted Stock Unit and Performance Unit Award Agreement: Incorporated by reference to Exhibit 10.14 to the Company's Form 10-K filed on August 29, 2013.***

10.17	Agreement between Delta Apparel, Inc. and IMG Worldwide, Inc. dated December 6, 2013: Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on December 6, 2013.

10.18	Form of Restricted Stock Unit Award Agreement: Incorporated by reference to Exhibit 10.16 to the Company's Form 10-K filed on December 10, 2014.***

10.19	Form of Performance Unit Award Agreement: Incorporated by reference to Exhibit 10.17 to the Company's Form 10-K filed on December 10, 2014.***

10.20	Form of Restricted Stock Unit and Performance Unit Award Agreement: Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on February 9, 2016.***

10.21	Form of Restricted Stock Unit Award Agreement: Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on February 9, 2016.***

16.1	February 13, 2014, Correspondence from Ernst & Young LLP to SEC: Incorporated by reference to Exhibit 16.1 to the Company's Form 8-K filed on February 13, 2014.

16.2	March 8, 2016, Correspondence from KPMG LLP to SEC: Incorporated by reference to Exhibit 16.1 to the Company's Form 8-K filed on March 9, 2016.

21	Subsidiaries of the Company.

23.1	Consent of Independent Registered Public Accounting Firm.

23.2	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
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

DELTA APPAREL, INC.
(Registrant)

November 29, 2016	By: /s/ Deborah H. Merrill
Date	Deborah H. Merrill
Chief Financial Officer and President, Delta Basics
(principal financial and accounting officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and as of the dates indicated.

/s/ J. Bradley Campbell	11/29/2016	/s/ Robert W. Humphreys	11/29/2016
James B. Campbell	Date	Robert W. Humphreys	Date
Director		Chairman and Chief Executive Officer

/s/ Sam P. Cortez	11/29/2016	/s/ Deborah H. Merrill	11/29/2016
Sam P. Cortez	Date	Deborah H. Merrill	Date
Director		Chief Financial Officer and President, Delta Basics
(principal financial and accounting officer)

/s/ Elizabeth J. Gatewood	11/29/2016	/s/ Suzanne B. Rudy	11/29/2016
Elizabeth J. Gatewood	Date	Suzanne B. Rudy	Date
Director		Director

/s/ G. Jay Gogue	11/29/2016	/s/ Robert E. Staton, Sr.	11/29/2016
G. Jay Gogue	Date	Robert E. Staton, Sr.	Date
Director		Director

		/s/ A. Alexander Taylor, II	11/29/2016
		A. Alexander Taylor, II	Date
Director

Delta Apparel, Inc. and Subsidiaries

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Delta Apparel, Inc. and subsidiaries
We have audited the accompanying consolidated balance sheet of Delta Apparel, Inc. and subsidiaries as of October 1, 2016, and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for the year ended October 1, 2016.  Our audit also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Delta Apparel, Inc. and subsidiaries at October 1, 2016, and the consolidated results of its operations and its cash flows for the year ended October 1, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Delta Apparel, Inc. and subsidiaries' internal control over financial reporting as of October 1, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated November 29, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Atlanta, GA
November 29, 2016

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Delta Apparel, Inc.:
We have audited the accompanying consolidated balance sheet of Delta Apparel, Inc. and subsidiaries as of October 3, 2015, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the years in the two-year period ended October 3, 2015. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule II listed in Section 15 (a) (2). These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Delta Apparel, Inc. and subsidiaries as of October 3, 2015, and the results of their operations and their cash flows for each of the years in the two-year period ended October 3, 2015, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
                                    /s/ KPMG LLP
Greenville, South Carolina
December 15, 2015, except for the last paragraph of Note 2(a), Note 2(aa) and Note 14, as to which the date is November 29, 2016

Delta Apparel, Inc. and Subsidiaries
Consolidated Balance Sheets
(Amounts in thousands, except share amounts and per share data)

	October 1, 2016	October 3, 2015
Assets
Cash and cash equivalents	$397	$300
Accounts receivable, net	63,013	61,921
Other receivables	596	820
Income tax receivable	86	—
Inventories, net	164,247	148,372
Prepaid expenses and other current assets	4,145	2,844
Total current assets	232,484	214,257

Property, plant and equipment, net	43,503	39,653
Goodwill	36,729	36,729
Intangible assets, net	20,922	22,162
Deferred income taxes	5,246	7,294
Other assets	5,768	4,808
Total assets	$344,652	$324,903

Liabilities and Shareholders’ Equity
Liabilities:
Accounts payable	$51,395	$53,349
Accrued expenses	21,706	20,996
Income taxes payable	—	87
Current portion of long-term debt	9,192	8,340
Total current liabilities	82,293	82,772

Long-term debt, less current maturities	106,603	93,872
Other liabilities	1,241	660
Contingent consideration	2,500	3,100
Total liabilities	$192,637	$180,404

Commitments and contingencies

Shareholders’ equity:
Preferred stock—$0.01 par value, 2,000,000 shares authorized, none issued and outstanding	—	—
Common stock —$0.01 par value, 15,000,000 shares authorized, 9,646,972 shares issued, and 7,609,727 and 7,797,166 shares outstanding as of October 1, 2016 and October 3, 2015, respectively	96	96
Additional paid-in capital	60,847	59,399
Retained earnings	116,679	107,715
Accumulated other comprehensive loss	(112)	(429)
Treasury stock —2,037,245 and 1,849,806 shares as of October 1, 2016 and October 3, 2015, respectively	(25,495)	(22,282)
Total shareholders’ equity	152,015	144,499
Total liabilities and shareholders’ equity	$344,652	$324,903
See accompanying Notes to Consolidated Financial Statements.

Delta Apparel, Inc. and Subsidiaries
Consolidated Statements of Operations
(Amounts in thousands, except per share data)

	Fiscal Year Ended
	October 1, 2016	October 3, 2015	September 27, 2014
Net sales	$425,249	$449,142	$452,901
Cost of goods sold	331,750	360,823	367,160
Gross profit	93,499	88,319	85,741

Selling, general and administrative expenses	76,578	81,086	86,275
Change in fair value of contingent consideration	(600)	(500)	200
Gain on sale of business	—	(7,704)	—
Other (income) expense, net	(552)	(682)	927
Restructuring costs	1,741	—	—
Operating income (loss)	16,332	16,119	(1,661)

Interest expense	5,287	6,021	5,792
Earnings (loss) before provision for (benefit from) income taxes	11,045	10,098	(7,453)
Provision for (benefit from) income taxes	2,081	2,005	(6,493)
Net earnings (loss)	$8,964	$8,093	$(960)

Basic earnings (loss) per share	$1.16	$1.03	$(0.12)
Diluted earnings (loss) per share	$1.12	$1.00	$(0.12)

Weighted average number of shares outstanding	7,726	7,874	7,901
Dilutive effect of stock options and awards	253	206	—
Weighted average number of shares assuming dilution	7,979	8,080	7,901
See accompanying Notes to Consolidated Financial Statements.

Delta Apparel, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(Amounts in thousands)

	Fiscal Year Ended
	October 1, 2016	October 3, 2015	September 27, 2014
Net earnings (loss)	$8,964	$8,093	$(960)
Other comprehensive income (loss) related to unrealized gain (loss) on derivatives, net of income tax	317	(160)	288
Comprehensive income (loss)	$9,281	$7,933	$(672)

See accompanying Notes to Consolidated Financial Statements.

Delta Apparel, Inc. and Subsidiaries
Consolidated Statements of Shareholders’ Equity
(Amounts in thousands, except share amounts)

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Total
Balance at September 28, 2013	9,646,972	$96	$59,425	$100,582	$(557)	1,773,124	$(20,674)	$138,872

Net loss and other comprehensive income	—	—	—	(960)	288	—	—	(672)
Stock grant	—	—	—	—	—	—	—	—
Stock options exercised	—	—	(32)	—	—	(82,500)	963	931
Excess tax benefits from option exercises	—	—	27	—	—	—	—	27
Purchase of common stock	—	—	—	—	—	78,674	(1,180)	(1,180)
Stock based compensation	—	—	229	—	—	—	—	229
Balance at September 27, 2014	9,646,972	96	59,649	99,622	(269)	1,769,298	(20,891)	138,207

Net earnings and other comprehensive loss	—	—	—	8,093	(160)	—	—	7,933
Stock grant	—	—	(663)	—	—	(42,244)	208	(455)
Stock options exercised	—	—	(304)	—	—	(17,584)	502	198
Reduction of tax benefits recognized from stock options	—	—	(673)	—	—	—	—	(673)
Purchase of common stock	—	—	—	—	—	140,336	(2,101)	(2,101)
Stock based compensation	—	—	1,390	—	—	—	—	1,390
Balance at October 3, 2015	9,646,972	96	59,399	107,715	(429)	1,849,806	(22,282)	144,499

Net earnings and other comprehensive income	—	—	—	8,964	317	—	—	9,281
Stock grant	—	—	(493)	—	—	(30,129)	330	(163)
Excess tax benefits from stock awards	—	—	89	—	—	—	—	89
Purchase of common stock	—	—	—	—	—	217,568	(3,543)	(3,543)
Stock based compensation	—	—	1,852	—	—	—	—	1,852
Balance at October 1, 2016	9,646,972	$96	$60,847	$116,679	$(112)	2,037,245	$(25,495)	$152,015
See accompanying Notes to Consolidated Financial Statements.

Delta Apparel, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Amounts in thousands)

	Fiscal Year Ended
	October 1, 2016	October 3, 2015	September 27, 2014
Operating activities:
Net earnings (loss)	$8,964	$8,093	$(960)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation	8,295	8,204	8,156
Amortization of intangibles	1,330	1,338	1,337
Amortization of deferred financing fees	413	517	362
Excess tax benefits from stock awards and option exercises	(89)	(2)	(27)
Provision for (benefit from) deferred income taxes	2,048	786	(6,382)
(Benefit from) provision for allowances on accounts receivable, net	(1,007)	(175)	201
Non-cash stock compensation	1,852	1,390	229
Change in the fair value of contingent consideration	(600)	(500)	200
Loss on disposal of equipment	108	29	126
Fixed asset impairment charge	607	—	913
Gain on sale of The Game assets before transaction costs	—	(8,114)	—
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	140	6,236	(296)
Inventories, net	(15,662)	7,730	3,002
Prepaid expenses and other current assets	(1,302)	376	(747)
Other non-current assets	(346)	(308)	198
Accounts payable	(2,217)	(4,370)	4,698
Accrued expenses	(420)	158	2,503
Income taxes	(84)	1,447	(101)
Other liabilities	170	(528)	561
Net cash provided by operating activities	2,200	22,307	13,973

Investing activities:
Purchases of property and equipment	(12,315)	(7,773)	(8,894)
Proceeds from sale of property and equipment	1,861	470	71
Proceeds from sale of The Game assets	—	14,913	—
Cash paid for businesses, net of cash acquired	(313)	—	—
Net cash (used in) provided by investing activities	(10,767)	7,610	(8,823)

Financing activities:
Proceeds from long-term debt	488,093	497,364	493,360
Repayment of long-term debt	(474,510)	(525,125)	(498,121)
Payment of capital financing	(350)	(150)	—
Payment of financing fees	(1,018)	(42)	(384)
Repurchase of common stock	(3,477)	(2,023)	(1,180)
Proceeds from exercise of stock options	—	59	931
Payment of withholding taxes on stock awards and option exercises	(163)	(314)	—
Excess tax benefits from stock awards and option exercises	89	2	27
Net cash provided by (used in) financing activities	8,664	(30,229)	(5,367)
Net increase (decrease) in cash and cash equivalents	97	(312)	(217)
Cash and cash equivalents at beginning of period	300	612	829
Cash and cash equivalents at end of period	$397	$300	$612

Supplemental cash flow information:
Cash paid during the period for interest	$4,273	$4,803	$4,698
Cash paid (received) during the period for income taxes, net of refunds received	$308	$(328)	$255
Non-cash financing activity—shortfall to excess tax benefit pool	$—	$673	$—
Non-cash financing activity—capital lease agreement	$781	$—	$778
Accrued capital expenditures	$1,615	$—	$—
See accompanying Notes to Consolidated Financial Statements.

Delta Apparel, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
October 1, 2016

NOTE 1—THE COMPANY
Delta Apparel, Inc. is an international apparel design, marketing, manufacturing and sourcing company that features a diverse portfolio of lifestyle basics and branded activewear apparel, and headwear and accessories. We specialize in selling casual and athletic products through a variety of distribution channels and distribution tiers, including specialty stores, boutiques, department stores, mid and mass channels, e-retailers, and the U.S. military. Our products are also made available direct-to-consumer on our websites and in our retail stores. We design and internally manufacture the majority of our products, which allows us to offer a high degree of consistency and quality controls as well as leverage scale efficiencies. We have manufacturing operations located in the United States, El Salvador, Honduras and Mexico, and use domestic and foreign contractors as additional sources of production. Our distribution facilities are strategically located throughout the United States to better serve our customers with same-day shipping on our catalog products and weekly replenishments to retailers.
NOTE 2—SIGNIFICANT ACCOUNTING POLICIES
(a) Basis of Presentation: Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America and include the accounts of Delta Apparel and its wholly-owned domestic and foreign subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. We apply the equity method of accounting for investments in companies where we have less than a 50% ownership interest and over which we exert significant influence. We do not exercise control over these companies and do not have substantive participating rights. As such, these entities are not considered variable interest entities.
We operate our business in two distinct segments: basics and branded Although the two segments are similar in their production processes and regulatory environments, they are distinct in their economic characteristics, products, marketing and distribution methods.
Revisions
Certain amounts have been corrected in the October 3, 2015, balance sheet and related footnotes to conform to the classification of those balances as of October 1, 2016. These include the revision of deposits from Prepaid expenses and other current assets to Other assets in the amount of $1.3 million and the revision of the current portion of interest rate swaps from Other liabilities to Accrued liabilities in the amount of$0.3 million.
(b) Fiscal Year: We operate on a 52-53 week fiscal year ending on the Saturday closest to September 30. The 2016 and 2014 fiscal years were 52-week years that ended on October 1, 2016, and September 27, 2014, respectively. The 2015 fiscal year was a 53-week year that ended on October 3, 2015.
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
(d) Cash and Cash Equivalents: Cash and cash equivalents consists of cash and temporary investments with original maturities of three months or less.
(e) Accounts Receivable: Accounts receivable consists primarily of receivables from our customers arising from the sale of our products, and we generally do not require collateral from our customers. We actively monitor our exposure to credit risk through the use of credit approvals and credit limits. Accounts receivable is presented net of reserves for allowances which include allowance for doubtful accounts, returns and allowances. The reserves for allowances were $2.0 million and $3.0 million, as of October 1, 2016, and October 3, 2015, respectively.
We estimate the net collectibility of our accounts receivable and establish an allowance for doubtful accounts based upon this assessment. In situations where we are aware of a specific customer’s inability to meet its financial obligation, such as in the case of a bankruptcy filing, a specific reserve for bad debts is recorded against amounts due to reduce the net recognized receivable to the amount reasonably expected to be collected. For all other customers, reserves are determined through analysis of the aging of accounts receivable balances, historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in customer payment terms. In addition, reserves are established for other concessions that have been extended to customers, including advertising, markdowns and other accommodations, net of historical recoveries. These reserves are determined based upon historical deduction trends and evaluation of current market conditions. Bad debt expense was less than 1% of net sales in fiscal years 2016, 2015, and 2014.

(f) Inventories: We state inventories at the lower of cost or market using the first-in, first-out method. Inventory cost includes materials, labor and manufacturing overhead on manufactured inventory, and all direct and associated costs, including inbound freight, to acquire sourced products. See Note 2(y) for further information regarding yarn procurements. We regularly review inventory quantities on hand and record reserves for obsolescence, excess quantities, irregulars and slow moving inventory based on historical selling prices, current market conditions, and forecasted product demand to reduce inventory to its net realizable value.
(g) Property, Plant and Equipment: Property, plant and equipment are stated at cost. We depreciate and amortize our assets on a straight-line method over the estimated useful lives of the assets, which range from three to twenty-five years. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the improvements. Assets that we acquire under non-cancelable leases that meet the criteria of capital leases are capitalized in property, plant and equipment and amortized over the useful lives of the related assets. When we retire or dispose of assets, the costs and accumulated depreciation or amortization are removed from the respective accounts and we recognize any related gain or loss. Repairs and maintenance costs are charged to expense when incurred. Major replacements that substantially extend the useful life of an asset are capitalized and depreciated.
(h) Internally Developed Software Costs. We account for internally developed software in accordance with FASB Codification No. 350-40, Intangibles-Goodwill and Other, Internal-Use Software. After technical feasibility has been established, we capitalize the cost of our software development process, including payroll and payroll benefits, by tracking the software development hours invested in the software projects. We amortize our software development costs in accordance with the estimated economic life of the software, which is generally three to ten years.
(i) Impairment of Long-Lived Assets (Including Amortizable Intangible Assets): In accordance with FASB Codification No. 360, Property, Plant, and Equipment, our long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. When evaluating assets for potential impairment, we compare the carrying amount of the asset to the undiscounted future net cash flows expected to be generated by the asset. If impairment is indicated, the asset is permanently written down to its estimated fair market value (based upon future discounted cash flows) and an impairment loss is recognized.
(j) Goodwill and Intangible Assets: We recorded goodwill and intangible assets with definite lives, including trade names and trademarks, customer relationships, technology, and non-compete agreements, in conjunction with the acquisitions of Salt Life, Junkfood, and Art Gun. Intangible assets are amortized based on their estimated economic lives, ranging from four to twenty years. Goodwill represents the excess of the purchase price over the fair value of net identified tangible and intangible assets and liabilities acquired, and is not amortized. The total amount of goodwill is expected to be deductible for tax purposes. See Note 7 — Goodwill and Intangible Assets for further details.
(k) Impairment of Goodwill: We evaluate the carrying value of goodwill annually or more frequently if events or circumstances indicate that an impairment loss may have occurred. Such circumstances could include, but are not limited to, a significant adverse change in business climate, increased competition or other economic conditions.
We complete our annual impairment test of goodwill on the first day of our third fiscal quarter. We estimate fair value of the applicable reporting unit or units using a discounted cash flow methodology. This represents a level 3 fair value measurement as defined under ASC 820, Fair Value Measurements and Disclosures, since the inputs are not readily observable in the marketplace. The goodwill impairment testing process involves the use of significant assumptions, estimates and judgments with respect to a variety of factors, including sales, gross margins, selling, general and administrative expenses, capital expenditures, cash flows and the selection of an appropriate discount rate, all of which are subject to inherent uncertainties and subjectivity. When we perform goodwill impairment testing, our assumptions are based on annual business plans and other forecasted results, which we believe represent those of a market participant. We select a discount rate, which is used to reflect market-based estimates of the risks associated with the projected cash flows, based on the best information available as of the date of the impairment assessment. Based on the annual impairment analysis, there is not an impairment on the goodwill associated with Junkfood and Salt Life, the only goodwill recorded on our financial statements.
Given the current macro-economic environment and the uncertainties regarding its potential impact on our business, there can be no assurance that our estimates and assumptions used in our impairment tests will prove to be accurate predictions of the future. If our assumptions regarding forecasted cash flows are not achieved, it is possible that an impairment review may be triggered and goodwill may be impaired.
(l) Contingent Consideration: At the end of each reporting period, we are required to remeasure the fair value of the contingent consideration related to the Salt Life and Art Gun acquisitions in accordance with FASB Codification No. 805, Business Combinations (“ASC 805”). Based on the operating results and projections, we analyzed the fair value of the contingent consideration for both Salt Life and Art Gun as of October 1, 2016. The estimated fair value of the contingent consideration for Salt Life was $2.5 million and $3.1 million at October 1, 2016, and October 3, 2015, respectively. No contingent consideration is expected to be paid under the terms of the Art Gun arrangement.
(m) Self-Insurance Reserves: Prior to January 1, 2015, our medical, prescription and dental care benefits were primarily self-insured. Effective January 1, 2015, our medical and prescription benefits became fully insured, but our dental insurance remained self-insured. Our prior self-insurance accruals were based on claims filed and estimates of claims incurred but not reported. We developed estimates of claims incurred but not reported based upon the historical time it takes for a claim to be reported and paid, and historical claim amounts. Self-insurance reserves were less than $0.1 million as of October 1, 2016, and October 3, 2015.
(n) Revenue Recognition: Revenues from product sales are recognized when ownership is transferred to the customer, which includes not only the passage of title, but also the transfer of the risk of loss related to the product. At this point, the sales price is fixed and determinable, and we are reasonably assured of the collectibility of the sale. The majority of our sales are shipped FOB shipping point and revenue is therefore recognized when the goods are shipped to the customer. For sales that are shipped FOB destination point, we do not recognize the revenue until the goods are received by the customer. Shipping and handling charges billed to our customers are included in net revenue and the related costs are included in cost of goods sold. Revenues are reported on net sales basis, which is computed by deducting product returns, discounts and estimated returns and allowances. We estimate returns and allowances on an ongoing basis by considering historical and current trends.
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
(o) Sales Tax: Sales tax collected from customers and remitted to various government agencies are presented on a net basis (excluded from revenues) in the Consolidated Statements of Operations.
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
(q) Selling, General and Administrative Expense: We include in selling, general and administrative expenses costs incurred subsequent to the receipt of finished goods at our distribution facilities, such as the cost of stocking, warehousing, picking and packing, and shipping goods for delivery to our customers. Distribution costs included in selling, general and administrative expenses totaled $15.1 million, $16.8 million and $16.9 million in fiscal years 2016, 2015 and 2014, respectively. In addition, selling, general and administrative expenses include costs related to sales associates, administrative personnel cost, advertising and marketing expenses, royalty payments on licensed products, and other general and administrative expenses.
(r) Advertising Costs: All costs associated with advertising and promoting our products are expensed during the year in which they are incurred and are included in selling, general and administrative expenses in the Consolidated Statements of Operations. We participate in cooperative advertising programs with our customers. Depending on the customer, our defined cooperative programs allow the customer to use from 2% to 5% of its net purchases from us towards advertisements of our products. Because our products are being specifically advertised, we are receiving an identifiable benefit resulting from the consideration for cooperative advertising. Therefore, pursuant to FASB Codification No. 605-50, Revenue Recognition, Customers Payments and Incentives, we record cooperative advertising costs as a selling expense and the related cooperative advertising reserve as an accrued liability. Advertising costs totaled $4.4 million, $4.7 million and $3.6 million in fiscal years 2016, 2015 and 2014, respectively. Included in these costs were $1.1 million in fiscal years 2016, 2015 and 2014 related to our cooperative advertising programs.
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
(t) Income Taxes: We account for income taxes under the liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.
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
(x) Other Comprehensive Income (Loss): Other Comprehensive Income (Loss) consists of net earnings (loss) and unrealized gains (losses) from cash flow hedges, net of tax. Accumulated other comprehensive loss contained in the shareholders’ equity section of the Consolidated Balance Sheets was $0.1 million and $0.4 million as of October 1, 2016, and October 3, 2015, respectively, and was related to interest rate swap agreements.
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
From time to time, we may purchase cotton option contracts to economically hedge the risk related to market fluctuations in the cost of cotton used in our operations. During fiscal year 2016 we entered into various cotton option contracts to economically hedge the risk related to market fluctuations in the cost of cotton used in our operations. We do not receive hedge accounting treatment for these derivatives. As such the realized gains and losses associated with them were recorded within cost of goods sold on the Consolidated Statement of Operations. There were no significant raw material option agreements that were purchased during fiscal years 2016, 2015 or 2014.

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
During fiscal years 2016, 2015, and 2014, the interest rate swap agreements had minimal ineffectiveness and were considered highly-effective hedges.
The changes in fair value of the interest rate swap agreements resulted in an AOCI gain, net of taxes, of $0.3 million for the year ended October 1, 2016, an AOCI loss, net of taxes, of $0.2 million for the year ended October 3, 2015, an AOCI gain, net of taxes of $0.3 million for the year ended September 27, 2014. See Note 16(d) - Derivatives for further details.
(aa) Recently Adopted Accounting Pronouncements:
In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, ("ASU 2015-17"). This new guidance requires businesses to classify deferred tax liabilities and assets on their balance sheets as noncurrent. Under existing accounting standards, a business must separate deferred income tax liabilities and assets into current and noncurrent. ASU 2015-17 was issued as a way to simplify the way businesses classify deferred tax liabilities and assets on their balance sheets. Public companies must apply ASU 2015-17 to fiscal years beginning after December 15, 2016. Companies must follow the requirements for interim periods within those fiscal years, but early adoption at the beginning of an interim or annual period is allowed for all entities. ASU 2015-17 was adopted in our fiscal year beginning October 4, 2015. The implementation of ASU 2015-17 was applied retroactively to the October 3, 2015, Consolidated Balance Sheet included in this Form 10-K. As a result of this retroactive application, current deferred income tax assets of $7.3 million have been netted with noncurrent deferred income tax liabilities of $7 thousand and reclassified to noncurrent deferred income tax assets in the October 3, 2015, Consolidated Balance Sheet.
(ab) Recently Issued Accounting Pronouncements Not Yet Adopted:
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

NOTE 3—SALE OF THE GAME
On March 2, 2015, we completed the sale of our The Game branded collegiate headwear and apparel business to David Peyser Sportswear, Inc., owner of MV Sport, Inc., for $14.9 million. The business sold consisted of The Game branded products sold nationally in college bookstores and through team dealers. This transaction further strengthened our balance sheet and enabled us to focus on areas of our business that are more strategic to our long-term goals. Our Salt Life business and corporate business, Kudzu, previously operated within To The Game, LLC (now Salt Life, LLC) were not included in the sale of the collegiate part of the business.
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
The pre-tax gain on the sale of The Game assets, inclusive of the direct and indirect expenses, was $5.6 million. The transaction and associated indirect expenses were recorded in our Consolidated Statements of Operations in the year ended October 3, 2015, as follows: (i) proceeds of $14.9 million less costs of assets sold and direct selling costs resulting in a gain of $7.7 million recorded as a gain on sale of business; (ii) $1.4 million in indirect expenses recorded in our selling, general and administrative expense; and (iii) $0.8 million of indirect expenses recorded in our cost of goods sold.
NOTE 4—RESTRUCTURING PLAN
On May 10, 2016, in connection with our ongoing strategic manufacturing initiatives, we announced plans to restructure our manufacturing operations with the closing of our textile manufacturing facility in Maiden, North Carolina, the consolidation of sew facilities in Mexico, and the expansion of production at our lower-cost Ceiba Textiles facility in Honduras. In September, 2016, we sold the real estate and certain machinery, equipment and supply parts used in the Maiden facility for approximately $1.7 million. As part of the closing of the Maiden facility and the expansion of operations at our offshore facilities, we incurred the following costs (in thousands):

Fiscal Year Ended
October 1, 2016
Excess manufacturing costs related to the shutdown and start-up operations	$1,096
Total expenses included in cost of goods sold	1,096

Employee termination costs	597
Fixed asset impairment	607
Inventory and supply part impairment	144
Other costs to exit facility	393
Total restructuring costs	1,741
Total manufacturing realignment expenses	$2,837
All of these expenses were recorded in our basics segment. We do not expect to incur any significant additional costs related to the manufacturing initiative in fiscal year 2017. At the end of 2016, we had paid $0.4 million in employee termination benefits and had $0.2 million accrued.
NOTE 5—INVENTORIES
Inventories, net of reserves of $8.8 million and $8.4 million as of October 1, 2016, and October 3, 2015, respectively, consist of the following (in thousands):

	October 1, 2016	October 3, 2015
Raw materials	$11,442	$11,412
Work in process	18,158	19,071
Finished goods	134,647	117,889
	$164,247	$148,372
Raw materials include finished yarn and direct materials for the basics segment, undecorated garments for the Art Gun and Junkfood businesses and direct embellishment materials for the branded segment.

NOTE 6—PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consist of the following (in thousands, except economic life data):

	Estimated Useful Life	October 1, 2016	October 3, 2015
Land and land improvements	25 years	$572	$996
Buildings	20 years	3,369	8,706
Machinery and equipment	10 years	72,068	80,843
Computers and software	3-10 years	20,889	20,635
Furniture and fixtures	7 years	1,977	3,126
Leasehold improvements	3-10 years	3,686	2,645
Vehicles and related equipment	5 years	808	821
Construction in progress	N/A	3,719	3,256
		107,088	121,028
Less accumulated depreciation and amortization		(63,585)	(81,375)
		$43,503	$39,653
NOTE 7—GOODWILL AND INTANGIBLE ASSETS
Goodwill and components of intangible assets consist of the following (in thousands, except economic life data):

	October 1, 2016			October 3, 2015
	Cost	Accumulated Amortization	Net Value	Cost	Accumulated Amortization	Net Value	Economic Life

Goodwill	$36,729	$—	$36,729	$36,729	$—	$36,729	N/A

Intangibles:
Tradename/trademarks	$17,620	$(2,514)	$15,106	$17,530	$(1,896)	$15,634	20 - 30 yrs
Customer relationships	7,220	(4,016)	3,204	7,220	(3,664)	3,556	20 yrs
Technology	1,220	(826)	394	1,220	(703)	517	10 yrs
License Agreements	2,100	(320)	1,780	2,100	(216)	1,884	15 - 30 yrs
Non-compete agreements	1,287	(849)	438	1,287	(716)	571	4 – 8.5 yrs
Total intangibles	$29,447	$(8,525)	$20,922	$29,357	$(7,195)	$22,162

Goodwill represents the acquired goodwill net of the cumulative impairment losses of $0.6 million. In August 2016, we acquired Coast Apparel for $313 thousand, which resulted in additional intangible assets of $90 thousand. Amortization expense for intangible assets was $1.3 million for the years ended October 1, 2016, October 3, 2015, and September 27, 2014. Amortization expense is estimated to be approximately $1.3 million for fiscal years 2017, 2018 and 2019, approximately $1.2 million for fiscal year 2020, and approximately $1.1 million for fiscal year 2021.
NOTE 8—ACCRUED EXPENSES
Accrued expenses consist of the following (in thousands):

	October 1, 2016	October 3, 2015
Accrued employee compensation and benefits	$12,899	$10,704
Taxes accrued and withheld	1,003	1,455
Accrued insurance	263	349
Accrued advertising	256	363
Accrued royalties	1,653	2,173
Accrued commissions	460	512
Accrued freight	1,105	1,501
Other	4,067	3,939
	$21,706	$20,996

During the fourth quarter of fiscal year 2014, we implemented certain initiatives to improve our results of operations and financial position. As a result of these initiatives, approximately $4.0 million in expenses were recognized during the fourth quarter of fiscal year 2014, consisting of $2.2 million in severance expense, $0.9 million in expense related to reduced manufacturing production, and $1.0 million in fixed asset impairments.
These expenses were reported in our Consolidated Statement of Operations as follows (in thousands):

September 27, 2014
Cost of goods sold	$868
Selling, general and administrative expenses	2,169
Other expense	984
$4,021

During fiscal years 2016 and 2015, no additional expenses were incurred in association with these 2014 strategic initiatives. As of October 3, 2015, $0.5 million of these expenses were accrued and reported on our Consolidated Balance Sheet. No expenses remained accrued as of October 1, 2016.
NOTE 9—LONG-TERM DEBT
Long-term debt consists of the following (in thousands):

	October 1, 2016	October 3, 2015
Revolving U.S. credit facility, interest at base rate or adjusted LIBOR rate plus an applicable margin (interest at 2.7% on October 1, 2016) due May 2021	$92,137	$—
Revolving credit facility, interest at base rate or adjusted LIBOR rate plus an applicable margin (interest at 2.7% on October 3, 2015) due May 2017	—	79,550
Revolving credit facility with Banco Ficohsa, a Honduran bank, interest at 8% due March 2019 (denominated in U.S. dollars)	5,000	4,390
Term loan with Banco Ficohsa, a Honduran bank, interest at 7%, monthly installments beginning March, 2011 through March 2018 (denominated in U.S. dollars)	1,459	2,432
Term loan with Banco Ficohsa, a Honduran bank, interest at 7.5%, monthly installments beginning November 2014 through December 2020 (denominated in U.S. dollars)	2,600	3,150
Term loan with Banco Ficohsa, a Honduran bank, interest at 8%, monthly installments beginning June 2016 through April 2022 (denominated in U.S. dollars)	1,650	1,881
Term loan with Banco Ficohsa, a Honduran bank, interest at 8%, monthly installments beginning June 2016 through July 2017 (denominated in U.S. dollars)	4,833	—
Salt Life acquisition promissory note, imputed interest at 1.92%, one-time installment due September 30, 2014, quarterly installments beginning April 2015 through June 2016	—	2,979
Salt Life acquisition promissory note, imputed interest at 3.62%, quarterly payments beginning September 2016 through June 2019	8,116	7,830
	115,795	102,212
Less current installments	(9,192)	(8,340)
Long-term debt, excluding current installments	$106,603	$93,872
On May 10, 2016, we amended our U.S. revolving credit facility and entered into a Fifth Amended and Restated Credit Agreement (the "Amended Credit Agreement") with Wells Fargo Bank, National Association ("Wells Fargo"), as Administrative Agent, the Sole Lead Arranger and the Sole Book Runner, and the financial institutions named therein as Lenders, which are Wells Fargo, PNC Bank, National Association and Regions Bank. Our subsidiaries, M.J. Soffe, LLC, Junkfood Clothing Company, Salt Life, LLC, and Art Gun, LLC (together with the Company, the "Companies"), are co-borrowers under the Amended Credit Agreement.
The Amended Credit Agreement amends and restates our Fourth Amended and Restated Loan and Security Agreement dated May 27, 2011, which was amended on four occasions and had a maturity date of May 27, 2017. Bank of America, N.A. departed the syndicate of Lenders and Regions Bank joined the syndicate of Lenders for the Amended Credit Agreement. Bank of America, N.A. also ceased to serve as the syndication agent for the facility, and Merrill Lynch, Pierce, Fenner and Smith Incorporated is no longer a joint book runner with Wells Fargo.

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
At October 1, 2016, we had $92.1 million outstanding under our U.S. revolving credit facility at an average interest rate of 2.7%, and had the ability to borrow an additional $32.8 million. This credit facility includes the financial covenant that if the amount of availability falls below the threshold amounts set forth in the Amended Credit Agreement, our Fixed Charge Coverage Ratio (“FCCR”) (as defined in the Amended Credit Agreement) for the preceding 12-month period must not be less than 1.1 to 1.0. We were not subject to the FCCR covenant as of October 1, 2016, because our availability was above the minimum required under the Amended Credit Agreement. At October 1, 2016, our FCCR was above the required 1.1 to 1.0 ratio and, therefore, we would have satisfied our financial covenant had we been subject to it. In addition, the credit facility includes customary conditions to funding, representations and warranties, covenants, and events of default. The covenants include, among other things, limitations on asset sales, consolidations, mergers, liens, indebtedness, loans, investments, guaranties, acquisitions, dividends, stock repurchases, and transactions with affiliates.
Proceeds of the loans made pursuant to the Amended Credit Agreement may be used for permitted acquisitions (as defined in the Amended Credit Agreement), general operating expenses, working capital, other corporate purposes, and to finance credit facility fees and expenses. Pursuant to the terms of our credit facility, we are allowed to make cash dividends and stock repurchases if (i) as of the date of the payment or repurchase and after giving effect to the payment or repurchase, we have availability on that date of not less than 15% of the lesser of the borrowing base or the commitment, and average availability for the 30-day period immediately preceding that date of not less than 15% of the lesser of the borrowing base or the commitment; and (ii) the aggregate amount of dividends and stock repurchases after May 10, 2016, does not exceed $10 million plus 50% of our cumulative net income (as defined in the Amended Credit Agreement) from the first day of the third quarter of fiscal year 2016 to the date of determination. At October 1, 2016, and October 3, 2015, there was $10.7 million and $7.3 million, respectively, of retained earnings free of restrictions to make cash dividends or stock repurchases.
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
In August 2013, we acquired Salt Life and issued two promissory notes in the aggregate principal amount of $22.0 million, which included a one-time installment of $9.0 million that was due and paid as required on September 30, 2014, and quarterly installments commencing on March 31, 2015, with the final installment due on June 30, 2019. The promissory notes are zero-interest notes and state that interest will be imputed as required under Section 1274 of the Internal Revenue Code. We have imputed interest at 1.92% and 3.62% on the promissory notes that mature on June 30, 2016, and June 30, 2019, respectively. At October 1, 2016, the discounted value of the promissory note was $8.1 million.
On December 6, 2013, we entered into an agreement (the "IMG Agreement") with IMG Worldwide, Inc. ("IMG") that provided for the termination of the Salt Life brand license agreements entered into between Delta and IMG (as agent on behalf of Salt Life Holdings) prior to the acquisition of Salt Life as well as the agency agreement entered into between Salt Life Holdings and IMG prior to the acquisition of Salt Life. In addition, the IMG Agreement provides that Delta and Salt Life Holdings are released from all obligations and liabilities under those agreements or relating to the acquisition of Salt Life. Pursuant to the IMG Agreement, Salt Life and IMG entered into a separate, multi-year agency agreement, which has since been terminated, whereby IMG represented Salt Life with respect to the licensing of the Salt Life brand in connection with certain product and service categories. Salt Life agreed to pay IMG installments totaling $3,500,000 to terminate the existing arrangements. There was a $3,000,000 indemnification asset that was recorded as part of the purchase of Salt Life that was released from escrow during the quarter ended December 28, 2013, and applied towards these payment obligations, along with additional amounts previously accrued for royalty obligations under the above-referenced Salt Life brand license agreements. During the year ended October 3, 2015, we made payments of $0.8 million in accordance with the terms of the agreement. As of October 3, 2015 there were 3 quarterly installments of $195 thousand remaining, and we had recorded the fair value of the liability as of October 3, 2015, in our financials with $0.6 million in accrued expenses. During the year ended October 1, 2016, we made the final payments of $0.6 million in accordance with the terms of the agreement and no amounts remain accrued in our financials as of October 1, 2016.

Since March, 2011, we have entered into loans and a revolving credit facility with Banco Ficohsa, a Honduran bank, in order to finance both the operations and capital expansion of our Honduran facilities. Each of these loans are secured by a first-priority lien on the assets of our Honduran operations, and are not guaranteed by our U.S. entities. These loans are denominated in U.S. dollars and the carrying value of the debt approximates the fair value. The revolving credit facility requires minimum payments during each six-month period of the 18-month term; however the loan agreement permits additional drawdowns to the extent payments are made and certain objective covenants are met. The current revolving Honduran debt, by its nature, is not long-term, as it requires scheduled payments each six months. However, as the loan permits us to re-borrow funds up to the amount repaid, subject to certain covenants, and we intend to re-borrow funds, subject to the objective covenants, the amounts have been classified as long-term debt. Information about these loans and the outstanding balance as of October 1, 2016, is listed as part of the long-term debt schedule above.
The aggregate maturities of debt at October 1, 2016, are as follows (in thousands):

Fiscal Year	Amount
2017	$9,192
2018	7,955
2019	10,835
2020	4,469
2021	83,149
Thereafter	195
$115,795
NOTE 10—INCOME TAXES
The provision for income taxes consists of the following (in thousands):

	Period ended
	October 1, 2016	October 3, 2015	September 27, 2014
Current:
Federal	$36	$—	$—
State	78	60	79
Foreign	179	186	158
Total current	$293	$246	$237
Deferred:
Federal	$1,462	$1,320	$(5,807)
State	326	439	(923)
Total deferred	1,788	1,759	(6,730)
Provision for (benefit from) income taxes	$2,081	$2,005	$(6,493)
For financial reporting purposes our income (loss) before provision for (benefit from) income taxes includes the following components (in thousands):

	Period ended
	October 1, 2016	October 3, 2015	September 27, 2014
United States	$3,966	$3,434	$(16,832)
Foreign	7,079	6,664	9,379
	$11,045	$10,098	$(7,453)

A reconciliation between actual provision for (benefit from) income taxes and the provision for income taxes computed using the federal statutory income tax rate of 34.0% is as follows (in thousands):

	Period ended
	October 1, 2016	October 3, 2015	September 27, 2014
Income tax expense at the statutory rate	$3,755	$3,433	$(2,533)
State income tax expense, net of federal income tax effect	447	374	(893)
Impact of state rate changes	116	—	—
Rate difference and nondeductible items in foreign jurisdictions	54	(30)	(55)
Impact of foreign earnings in tax-free zone	(2,319)	(2,168)	(3,098)
Valuation allowance adjustments	(71)	—	4
Nondeductible compensation	—	335	—
Nondeductible amortization and other permanent differences	96	81	76
Other	3	(20)	6
Provision for (benefit from) income taxes	$2,081	$2,005	$(6,493)
Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. We have not provided deferred taxes on the $66.3 million of undistributed earnings of our foreign subsidiaries where the earnings are considered to be permanently reinvested. The undistributed earnings would become taxable in the United States if we decided to repatriate earnings for business, tax or foreign exchange reasons. If we made that decision, U.S. income taxes would be provided for net of foreign taxes already paid. The determination of the unrecognized deferred tax liability associated with these unremitted earnings is not practical at this time.
Significant components of our deferred tax assets and liabilities are as follows (in thousands):

	October 1, 2016	October 3, 2015
Deferred tax assets:
Federal net operating loss carryforwards	$6,256	$7,842
State net operating loss carryforwards	1,784	2,362
Charitable donation carryforward	—	28
Derivative — interest rate contracts	70	268
Alternative minimum tax credit carryforward	135	99
Currently nondeductible accruals	7,613	6,029
Gross deferred tax assets	15,858	16,628
Less valuation allowance — state net operating loss	(131)	(202)
Net deferred tax assets	15,727	16,426

Deferred tax liabilities:
Depreciation	(2,868)	(2,941)
Goodwill and intangibles	(7,463)	(6,024)
Other	(150)	(167)
Gross deferred tax liabilities	(10,481)	(9,132)
Net deferred tax asset	5,246	7,294
As of October 1, 2016, and October 3, 2015, we had federal net operating loss carryforwards of approximately $18.3 million and $23.1 million, respectively. The deferred tax asset resulting from federal net operating losses for October 1, 2016, and October 3, 2015, were $6.3 million and $7.8 million, respectively. There is no carryback opportunity for these losses and the carryforwards expire at various intervals from 2033 to 2035. We determined that no valuation allowance is required, as we expect that all such carryforwards more likely than not will be realized within statutory periods of carryover and utilization.
As of October 1, 2016, and October 3, 2015, we had state net operating loss carryforwards of approximately $45.4 million and $58.5 million, respectively. These carryforwards expire at various intervals from 2019 through 2036. Our deferred tax asset related to state net operating loss carryforwards is reduced by a valuation allowance to result in deferred tax assets we consider more likely than not to be realized.

For both federal and state purposes, the ultimate realization of deferred tax assets depends upon the generation of future taxable income or tax planning strategies during the periods in which those temporary differences become deductible or when the carryforwards are available.
FASB Codification No. 740, Income Taxes (“ASC 740”) requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not (i.e., a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Accrued interest and penalties related to unrecognized tax benefits would also be recorded. We did not have any material unrecognized tax benefits as of October 1, 2016, or October 3, 2015.
The tax years 2012 to 2014 according to statute and with few exceptions, remain open to examination by various federal, state, local and foreign jurisdictions.
NOTE 11—LEASES
We have several non-cancelable operating leases primarily related to buildings, office equipment and computer systems. Certain land and building leases have renewal options generally for periods ranging from 5 to 10 years.
Future minimum lease payments under non-cancelable operating leases as of October 1, 2016, were as follows (in thousands):

Fiscal Year	Amount
2017	$7,177
2018	6,595
2019	6,237
2020	5,897
2021	3,633
Thereafter	10,396
$39,935
Rent expense for all operating leases was $9.3 million, $9.4 million and $9.8 million for fiscal years 2016, 2015, and 2014, respectively.
NOTE 12—EMPLOYEE BENEFIT PLANS
We sponsor and maintain a 401(k) retirement savings plan (the “401(k) Plan”) for our employees who meet certain requirements. The 401(k) Plan permits participants to make pre-tax contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code, as well as a Roth Plan that allows for after tax contributions. The 401(k) Plan provides for us to make a guaranteed match of a defined portion of the employee’s contributions. During fiscal years 2016, 2015, and 2014 we contributed approximately $1.1 million, $1.1 million, and $1.3 million, respectively, to the 401(k) Plan.
We provide post-retirement life insurance benefits for certain retired employees. The plan is noncontributory and is unfunded, and therefore, benefits and expenses are paid from our general assets as they are incurred. All of the employees in the plan are fully vested and the plan was closed to new employees in 1990. The discount rate used in determining the liability was 6.0% for fiscal years 2016 and 2015. The following table presents the benefit obligation for these benefits, which is included in accrued expenses in the accompanying balance sheets (in thousands).

	October 1, 2016	October 3, 2015
Balance at beginning of year	$412	$443
Interest expense	6	1
Benefits paid	(81)	(32)
Adjustment	7	—
Balance at end of year	$344	$412
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
We account for these plans pursuant to ASC 718, SAB 107 and SAB 110. Shares are generally issued from treasury stock upon exercise of the options or the vesting of the restricted stock units and performance units. ASC 718 requires that cash flows from tax benefits attributable to tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) be classified as financing cash flows. Compensation expense is recorded on the selling, general and administrative expense line item in our Consolidated Statements of Operations over the vesting periods. Total employee stock-based compensation expense for fiscal years 2016 and 2015 was $2.0 million and $1.9 million, respectively. During the 2014 fiscal year, we reduced this expense by $90 thousand in connection with our outstanding awards due to adjustments to the expected vesting of certain performance units granted and known forfeitures of certain restricted stock units granted.
Associated with the compensation cost are income tax benefits recognized of $0.8 million and $0.7 million in fiscal years 2016 and 2015, respectively. Tax expense of $35 thousand, associated with the reduction of expense, was recognized in fiscal year 2014.
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
Stock Options
No stock options were granted during fiscal year 2016. All outstanding options granted by the Company have vested and are exercisable.
A summary of the stock option activity during the periods ended October 1, 2016, October 3, 2015, and September 27, 2014 is as follows:

	Fiscal Year Ended
	October 1, 2016		October 3, 2015		September 27, 2014
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Stock options outstanding, beginning of period	10,000	$13.07	50,000	$13.47	50,000	$13.47
Stock options granted	—	—	—	—	—	—
Stock options exercised	—	—	—	—	—	—
Stock options forfeited	—	—	(40,000)	13.56	—	—
Stock options outstanding, end of period	10,000	$13.07	10,000	$13.07	50,000	$13.47
Stock options outstanding and exercisable, end of period	10,000	$13.07	10,000	$13.07	50,000	$13.47
The following table summarizes information about our stock options outstanding, all of which are vested and exercisable as of October 1, 2016:

Date of Option Grant	Number of Options Outstanding and Exercisable	Exercise Price	Grant-Date Fair Value	Expiration Date
February 2, 2011	10,000	$13.07	$6.35	February 18, 2018
	10,000

Restricted Stock Units and Performance Units
The following table summarizes the restricted stock unit and performance unit award activity during the periods ending October 1, 2016, October 3, 2015, and September 27, 2014:

	Fiscal Year Ended
	October 1, 2016		October 3, 2015		September 27, 2014
	Number of Units	Weighted average grant date fair value	Number of Units	Weighted average grant date fair value	Number of Units	Weighted average grant date fair value
Units outstanding, beginning of fiscal period	518,800	$10.80	215,352	$14.31	348,852	$14.25
Units granted	159,138	$14.03	524,000	$10.81	—	$—
Units issued	(49,529)	$12.32	(69,657)	$14.31	—	$—
Units forfeited	(42,771)	$10.87	(150,895)	$14.26	(133,500)	$14.16
Units outstanding, end of fiscal period	585,638	$11.54	518,800	$10.80	215,352	$14.31
During fiscal year 2016, restricted stock units representing 83,788 shares of our common stock were granted. These restricted stock units are service-based and 8,438 units are eligible to vest upon the filing of our Annual Report on Form 10-K for the year ended October 1, 2016. The remaining 75,350 units are eligible to vest upon the filing of our Annual Report on Form 10-K for the year ending September 30, 2017. Upon vesting, one-half of these awards are payable in the common stock of Delta Apparel, Inc. and are accounted for under the equity method pursuant to ASC 718 and one-half are payable in cash and are accounted for under the liability method pursuant to ASC 718.
During fiscal year 2016, performance units representing 75,350 shares of our common stock were granted. These performance units are based on the achievement of certain performance criteria for the fiscal years ended October 1, 2016, and ending September 30, 2017, and are eligible to vest upon the filing of our Annual Report on Form 10-K for the year ending September 30, 2017. Upon vesting, one-half of these awards are payable in the common stock of Delta Apparel, Inc. and are accounted for under the equity method pursuant to ASC 718 and one-half are payable in cash and are accounted for under the liability method pursuant to ASC 718.
During fiscal year 2016, previously issued performance units representing 49,529 shares of our common stock vested upon the filing of our Annual Report on Form 10-K for the fiscal year ended October 3, 2015. Of these performance units, one-half were payable in common stock and one-half were payable in cash and were issued in accordance with their respective agreement.
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
During fiscal year 2015, performance units representing 169,000 shares of our common stock were granted. Of these performance units, 65,000 were based on the achievement of certain performance criteria for the fiscal year ended October 3, 2015, and were eligible to vest upon the filing of our Annual Report on Form 10-K. Of these units, one-half were payable in the common stock of Delta Apparel, Inc. and were therefore accounted for under the equity method pursuant to ASC 718 and one-half were payable in cash and were therefore accounted for under the liability method pursuant to ASC 718. Of the remaining units, 52,000 were based on the achievement of certain performance criteria for the fiscal year ended October 1, 2016, and 52,000 units are based on the achievement of certain performance criteria for the fiscal year ending September 30, 2017. These units vest upon the filing of our Annual Report on Form 10-K for the periods ended October 1, 2016, and ending September 30, 2017, respectively. Upon the filing of each Annual Report on Form 10-K, these units are payable in the common stock of Delta Apparel, Inc. and are therefore accounted for under the equity method pursuant to ASC 718. Based upon the performance achieved for fiscal year 2015, 49,529 units were issued upon the filing our Annual Report on Form 10-K for fiscal year 2015 and 5,200 units were forfeited on October 3, 2015.
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
As of October 1, 2016, there was $2.9 million of total unrecognized compensation cost related to non-vested restricted stock units and performance units under the 2010 Stock Plan. This cost is expected to be recognized over a period of 2.2 years.

The following table summarizes information about the unvested restricted stock units and performance units as of October 1, 2016.

Restricted Stock Units/Performance Units	Number of Units	Average Market Price on Date of Grant	Vesting Date
Fiscal year 2015 Restricted Stock Units	95,000	$10.52	December 2018
Fiscal year 2015 Restricted Stock Units	230,000	$10.73	December 2018
Fiscal year 2015 Performance Units	52,000	$10.52	December 2016
Fiscal year 2015 Performance Units	52,000	$10.52	December 2017
Fiscal year 2016 Restricted Stock Units	8,438	$14.04	December 2016
Fiscal year 2016 Restricted Stock Units	74,100	$14.03	December 2017
Fiscal year 2016 Performance Units	74,100	$14.03	December 2017
	585,638
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
A summary of our stock option activity during the periods ended October 1, 2016, October 3, 2015, and September 27, 2014, is as follows:

	Fiscal Year Ended
	October 1, 2016		October 3, 2015		September 27, 2014
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Stock options outstanding, beginning of period	86,000	$8.30	502,000	$12.27	584,500	$12.13
Stock options exercised	—	$—	(350,000)	$13.12	(82,500)	$11.28
Stock options forfeited	—	$—	(66,000)	$12.94	—	$—
Stock options outstanding, end of period	86,000	$8.30	86,000	$8.30	502,000	$12.27
Stock options outstanding and exercisable, end of period	86,000	$8.30	86,000	$8.30	502,000	$12.27
No stock options were exercised during fiscal year 2016. The total intrinsic value of options exercised during fiscal year 2015 and 2014 was $0.3 million and$0, respectively. During fiscal year 2015, stock option exercises resulted in a reduction of deferred excess tax benefits by $0.7 million. During fiscal year 2014, stock option exercises resulted in an excess tax benefit of $27 thousand.
The following table summarizes information about our stock options outstanding, all of which are vested and exercisable as of October 3, 2015:

Date of Option Grant	Number of Options Outstanding and Exercisable	Exercise Price	Grant-Date Fair Value	Expiration Date
February 8, 2008	86,000	$8.30	$2.95	February 8, 2018
	86,000
NOTE 14—BUSINESS SEGMENTS
We operate our business in two distinct segments: basics and branded Although the two segments are similar in their production processes and regulatory environments, they are distinct in their economic characteristics, products, marketing and distribution methods.
In the second quarter of 2016, in connection with the ongoing evaluation of our current and future strategic initiatives, Robert W. Humphreys, our Chief Operating Decision Maker, began reviewing the performance of the basics and branded segments excluding general corporate expenses. Therefore, we report our financial performance on the two reportable segments, basics and branded, with corporate activities stated separately. Our financial statements reflect this reporting with prior periods adjusted accordingly.
The basics segment is comprised of our business units primarily focused on garment styles characterized by low fashion risk, and includes our Delta Activewear (which includes Delta Catalog and FunTees) and Art Gun business units. We market, distribute and manufacture unembellished knit apparel under the main brands of Delta Pro Weight® and Delta Magnum Weight® for sale to a diversified audience ranging from large licensed screen printers to small independent businesses. We also manufacture private label products for major branded sportswear companies, trendy regional brands, retailers, and sports licensed apparel marketers. Typically our private label products are sold with value-added services such as hangtags, ticketing, hangers, and embellishment so that they are fully ready for retail. Using digital print equipment and its proprietary technology, Art Gun embellishes garments to create private label, custom decorated apparel servicing the fast-growing e-retailer channels.
The branded segment is comprised of our business units which are focused on specialized apparel garments and headwear to meet consumer preferences and fashion trends, and includes our Salt Life, Junkfood, Soffe, and Coast business units as well as The Game business unit prior to its disposition on March 2, 2015. These branded embellished and unembellished products are sold through specialty and boutique shops, upscale and traditional department stores, mid-tier retailers, sporting goods stores, e-retailers and the U.S. military. Products in this segment are marketed under our lifestyle brands of Salt Life®, Junk Food®, Soffe®, and COAST®, as well as other labels. The results of the Coast business have been included in the branded segment since acquisition on August 30, 2016.
Our Chief Operating Decision Maker and management evaluate performance and allocate resources based on profit or loss from operations before interest, income taxes and special charges ("segment operating earnings (loss)"). Our segment operating earnings (loss) may not be comparable to similarly titled measures used by other companies. The accounting policies of our reportable segments are the same as those described in Note 2. Intercompany transfers between operating segments are transacted at cost and have been eliminated within the segment amounts shown in the following table (in thousands).

	Fiscal Year Ended
	October 1, 2016	October 3, 2015	September 27, 2014
Segment net sales:
Basics	$277,146	$282,467	$265,882
Branded	148,103	166,675	187,019
Total net sales	425,249	449,142	452,901

Segment operating income:
Basics	22,307	13,060	6,785
Branded	6,950	12,379	3,070
Total segment operating income	29,257	25,439	9,855

Purchases of property, plant and equipment:
Basics	10,734	6,037	6,436
Branded	1,501	689	1,458
Corporate	80	1,047	1,000
Total purchases of property, plant and equipment	12,315	7,773	8,894

Depreciation and amortization:
Basics	6,437	6,208	6,096
Branded	2,772	2,902	2,948
Corporate	416	432	449
Total depreciation and amortization	9,625	9,542	9,493

The following reconciles the segment operating income to the consolidated income (loss) before provision for (benefit from) income taxes (in thousands):

	Fiscal Year Ended
	October 1, 2016	October 3, 2015	September 27, 2014
Segment operating income	$29,257	$25,439	$9,855
Unallocated corporate expenses	12,925	9,320	11,516
Unallocated interest expense	5,287	6,021	5,792
Consolidated income (loss) before provision for (benefit from) income taxes	$11,045	$10,098	$(7,453)
Our revenues include sales to domestic and foreign customers. Foreign customers are composed of companies whose headquarters are located outside of the United States. Supplemental information regarding our revenues by geographic area based on the location of the customer is as follows (in thousands):

	Fiscal Year Ended
	October 1, 2016	October 3, 2015	September 27, 2014
United States	$418,627	$442,207	$442,062
Foreign	6,622	6,935	10,839
Total net sales	$425,249	$449,142	$452,901
Our total assets and equity investment by segment are as follows (in thousands):

	As of
	October 1, 2016	October 3, 2015
Total assets by segment:
Basics	178,347	160,902
Branded	156,119	152,210
Corporate	10,186	11,791
Total assets	344,652	324,903

Equity investment in joint venture:
Basics	3,593	3,195
Branded	—	—
Total equity investment in joint venture	3,593	3,195
Our long-lived assets, excluding goodwill and intangible assets, consist of property, plant and equipment for all locations. We attribute our property, plant and equipment to a particular country based on the location of the long-lived assets. Summarized financial information by geographic area is as follows (in thousands):

	As of
	October 1, 2016	October 3, 2015

United States	$18,523	$22,302

Honduras	19,650	13,072
El Salvador	4,215	3,276
Mexico	1,115	1,003
All foreign countries	24,980	17,351

Total long-lived assets, excluding goodwill and intangibles	$43,503	$39,653

NOTE 15—REPURCHASE OF COMMON STOCK
As of October 1, 2016, our Board of Directors had authorized management to use up to $40.0 million to repurchase stock in open market transactions under our Stock Repurchase Program.
During fiscal years 2016, 2015 and 2014, we purchased 217,568 shares, 140,336 shares, 78,674 shares, respectively, of our common stock for a total cost of $3.5 million, $2.1 million, $1.2 million, respectively. As of October 1, 2016, we have purchased 2,480,150 shares of common stock for an aggregate of $30.9 million since the inception of the Stock Repurchase Program. All purchases were made at the discretion of management and pursuant to the safe harbor provisions of SEC Rule 10b-18. As of October 1, 2016, $9.1 million remained available for future purchases under our Stock Repurchase Program, which does not have an expiration date. The following table summarizes the purchases of our common stock for the quarter ended October 1, 2016:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Dollar Value of Shares that May Yet Be Purchased Under the Plans
July 3 to August 6, 2016	—	$—	—	$10.8	million
August 7 to September 3, 2016	16,093	$18.43	16,093	$10.5	million
September 4 to October 1, 2016	87,685	$16.30	87,685	$9.1	million
Total	103,778	$16.63	103,778	$9.1	million
NOTE 16—COMMITMENTS AND CONTINGENCIES
(a) Litigation
U.S. Consumer Product Safety Commission
We previously received an inquiry from the U.S. Consumer Product Safety Commission (“Commission”) regarding a children's drawstring hoodie product sourced, distributed and sold by Junkfood, and its compliance with applicable product safety standards. The Commission subsequently investigated the matter, including whether Junkfood complied with the reporting requirements of the Consumer Product Safety Act (“CPSA”), and the garments in question were ultimately recalled. Junkfood subsequently received notification from the Commission staff alleging that Junkfood knowingly violated CPSA Section 15(b) and that the staff will recommend to the Commission a $900,000 civil penalty. We disputed the Commission's allegations and subsequently responded to the Commission staff regarding its recommended penalty, setting forth a number of defenses and mitigating factors that could have resulted in a much lower penalty, if any, ultimately imposed by a court had the matter proceeded to litigation.
We believe that any claims brought by the Commission seeking enforcement of the recommended penalty would be time-barred under any reasonable interpretation of the applicable civil statute of limitations.  Accordingly, we consider this matter to be resolved and during the quarter ended October 1, 2016, we reversed the liability previously recorded in connection with this matter.
California Wage and Hour Litigation
We were served with a complaint in the Superior Court of the State of California, County of Los Angeles, on or about March 13, 2013, by a former employee of our Delta Activewear business unit at our Santa Fe Springs, California distribution facility alleging violations of California wage and hour laws and unfair business practices with respect to meal and rest periods, compensation and wage statements, and related claims (the "Complaint"). The Complaint was brought as a class action and sought to include all of our Delta Activewear business unit's current and certain former employees within California who are or were non-exempt under applicable wage and hour laws. The Complaint also named as defendants Junkfood, Soffe, an independent contractor of Soffe, and a former employee, and sought to include all current and certain former employees of Junkfood, Soffe and the Soffe independent contractor within California who are or were non-exempt under applicable wage and hour laws. The Complaint sought injunctive and declaratory relief, monetary damages and compensation, penalties, attorneys' fees and costs, and pre-judgment interest.
On or about August 22, 2014, we were served with an additional complaint in the Superior Court of the State of California, County of Los Angeles, by a former employee of Junkfood and two former employees of Soffe at our Santa Fe Springs, California distribution facility alleging violations of California wage and hour laws and unfair business practices the same or substantially similar to those alleged in the Complaint and seeking the same or substantially similar relief as sought in the Complaint. This complaint was brought as a class action and sought to include all current and certain former employees of Junkfood, Soffe, our Delta Activewear business unit, the Soffe independent contractor named in the Complaint and an individual employee of such contractor within California who are or were non-exempt under applicable wage and hour laws.
On September 17, 2015, an agreement in principle was reached between all parties to settle the above-referenced wage and hour matters, with the defendants in the matters agreeing to pay an aggregate amount of $300,000 in exchange for a comprehensive release of all claims at issue in the matters. Delta Apparel, Inc., Soffe and Junkfood collectively agreed to contribute$200,000 towards the aggregate settlement amount, and we have this amount included in our accrued expenses as of October 1, 2016, and October 3, 2015. The settlement agreement has been approved by the applicable court and these matters have been finally resolved, with the agreed amounts funded subsequent to the 2016 fiscal year-end.
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
TSA Stores, Inc. and related entities TSA Ponce, Inc. and TSA Caribe, Inc. filed an action against Soffe on March 16, 2016, in the United States Bankruptcy Court for the District of Delaware (the "TSA Action") essentially seeking a declaratory judgment that: (i) Soffe does not own the Products but rather has a security interest that is not perfected or senior and is avoidable; (ii) Soffe only has an unsecured claim against TSA; (iii) TSA and TSA's secured creditors have valid, unavoidable and senior rights in the Products and the Products are the property of TSA’s estate; (iv) Soffe does not have a perfected purchase money security interest in the Products; (v) Soffe is not entitled to a return of the Products; and (vi) TSA can continue to sell the Products and Soffe is not entitled to any proceeds from such sales other than as an unsecured creditor. The TSA Action also contains claims seeking to avoid Soffe's filing of a financing statement related to the Products as a preference and recover the value of that transfer as well as to disallow Soffe's claims until it has returned preferential transfers or their associated value. TSA also brings a claim for a permanent injunction barring Soffe from taking certain actions. We believe that many of the claims in the TSA Action, including TSA’s claim for injunction, are now moot as a result of Soffe’s agreement to permit TSA to continue selling the Products in TSA’s going-out-of-business sale.
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
On May 24, 2016, Soffe joined an appeal filed by a number of TSA consignment vendors in the United States District Court for the District of Delaware challenging an order issued in the TSA Bankruptcy that, should WSFS or TSA succeed in the TSA Action, granted TSA and/or WSFS a lien on all Proceeds received by Soffe and requiring the automatic disgorgement of such Proceeds. As of November 14, 2016, Soffe and another entity are the remaining consignment vendors pursuing this appeal.
Although we will continue to vigorously defend against the TSA Action and pursue the above-referenced counterclaims and appeal, should TSA and/or WSFS ultimately prevail on their claims, we could be forced to disgorge all Proceeds received and forfeit our ownership rights in any Products that remain in TSA's possession. We believe the range of possible loss in this matter is currently $0 to$3.3 million; however, it is too early to determine the probable outcome and, therefore, no amount has been accrued related to this matter.
In addition, at times we are party to various legal claims, actions and complaints. We believe that, as a result of legal defenses, insurance arrangements, and indemnification provisions with parties believed to be financially capable, such actions should not have a material effect on our operations, financial condition, or liquidity.
(b) Purchase Contracts
We have entered into agreements, and have fixed prices, to purchase yarn, natural gas, finished fabric, and finished apparel and headwear products. At October 1, 2016, minimum payments under these contracts were as follows (in thousands):

Yarn	$13,823
Finished fabric	6,952
Finished products	22,130
$42,905
(c) Letters of Credit
As of October 1, 2016, we had outstanding standby letters of credit totaling $0.4 million.

(d) Derivatives and Contingent Consideration
From time to time we may use interest rate swaps or other instruments to manage our interest rate exposure and reduce the impact of future interest rate changes. These financial instruments are not used for trading or speculative purposes. The following financial instruments were outstanding as of October 1, 2016:

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

The following financial liabilities are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements Using
Period Ended	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest Rate Swap
October 1, 2016	$(182)	—	$(182)	—
October 3, 2015	$(697)	—	$(697)	—
September 27, 2014	$(438)	—	$(438)	—

Contingent Consideration
October 1, 2016	$(2,500)	—	—	$(2,500)
October 3, 2015	$(3,100)	—	—	$(3,100)
September 27, 2014	$(3,600)	—	—	$(3,600)
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
In August 2013, we acquired Salt Life and issued contingent consideration payable in cash after the end of calendar year 2019 if financial performance targets involving the sale of Salt Life-branded products are met during the 2019 calendar year.  We used a Monte Carlo model which used the historical results and projected cash flows based on the contractually defined terms, discounted as necessary, to estimate the fair value of the contingent consideration for Salt Life at acquisition, as well as to remeasure the contingent consideration related to the acquisition of Salt Life at each reporting period.  Accordingly, the fair value measurement for contingent consideration falls in Level 3 of the fair value hierarchy.
At October 1, 2016, we had $2.5 million accrued in contingent consideration related to the Salt Life Acquisition, a $0.6 million reduction from the accrual at October 3, 2015. The reduction in the fair value of contingent consideration is based on the inputs into the Monte Carlo model, including the time remaining in the measurement period. We still expect sales in calendar year 2019 to approximate the expectations for calendar 2019 sales used in the valuation of contingent consideration at acquisition. No contingent consideration is expected to be paid under the terms of our acquisition of the Art Gun business.

The following table summarizes the fair value and presentation in the Consolidated Balance Sheets for derivatives as of October 1, 2016, and October 3, 2015.

	October 1, 2016	October 3, 2015
Accrued expenses	$(182)	$(519)
Deferred tax liabilities	70	269
Other liabilities	—	(179)
Accumulated other comprehensive loss	$(112)	$(429)
(e) License Agreements
We have entered into license agreements that provide for royalty payments of net sales of licensed products as set forth in the agreements. These license agreements are within our branded segment. We have incurred royalty expense (included in selling, general and administrative expenses) of approximately $8.2 million, $10.1 million and $11.1 million during fiscal years 2016, 2015, and 2014, respectively.
At October 1, 2016, based on minimum sales requirements, future minimum royalty payments required under these license agreements were as follows (in thousands):

Fiscal Year	Amount
2017	$1,132
2018	178
2019	—
2020	—
2021 and thereafter	—
$1,310
NOTE 17—QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
Presented below is a summary of our unaudited consolidated quarterly financial information for the fiscal years ended October 1, 2016, and October 3, 2015 (in thousands, except per share amounts):

	2016 Quarter Ended				2015 Quarter Ended
	January 2, 2016	April 2, 2016	July 2, 2016	October 1, 2016	December 27, 2014	March 28, 2015	June 27, 2015	October 3, 2015
Net sales	$90,171	$109,160	$111,552	$114,366	$93,381	$115,042	$120,525	$120,194
Gross profit	18,879	25,726	24,986	23,908	15,326	21,235	25,484	26,274
Operating income (loss)	2,227	5,931	4,227	3,947	(3,217)	7,328	6,897	5,111
Net earnings (loss)	681	3,436	2,542	2,305	(4,211)	3,646	4,418	4,240

Basic EPS	$0.09	$0.44	$0.33	$0.30	$(0.53)	$0.46	$0.56	$0.54
Diluted EPS	$0.09	$0.43	$0.32	$0.29	$(0.53)	$0.46	$0.55	$0.53
As discussed in Note 4, gross profit and operating income in the quarters ended July 2, 2016, and October 1, 2016, included restructuring expenses related to the manufacturing realignment, and as discussed in Note 3, operating income for the quarter ended March 28, 2015, included a gain from the sale of The Game.

Section 15 (a)(2) SCHEDULE II — CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
DELTA APPAREL, INC. AND SUBSIDIARIES
(In thousands)
ALLOWANCE FOR DOUBTFUL ACCOUNTS

	Beginning Balance	Expense	Write-Offs/ Credits Issued	Ending Balance
2016	$1,470	$195	$(1,096)	$569
2015	1,047	771	(348)	1,470
2014	851	467	(271)	1,047
RETURNS AND ALLOWANCES

	Beginning Balance	Expense	Write-Offs/ Credits Issued	Ending Balance
2016	$1,515	$7,822	$(7,928)	$1,409
2015	2,113	12,173	(12,771)	1,515
2014	2,108	12,425	(12,420)	2,113
TOTAL RESERVES FOR ALLOWANCES

	Beginning Balance	Expense	Write-Offs/ Credits Issued	Ending Balance
2016	$2,985	$8,017	$(9,024)	$1,978
2015	3,160	12,944	(13,119)	2,985
2014	2,959	12,892	(12,691)	3,160