Form 10-Q
period 2016-12-31
DELTA APPAREL, INC
filed 2017-02-06
CIK 1101396

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2016
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
Yes ☐ No ☑
As of January 24, 2017, there were outstanding 7,608,306 shares of the registrant’s common stock, par value of $0.01 per share, which is the only class of outstanding common or voting stock of the registrant.

PART 1.	FINANCIAL INFORMATION

Item 1.	Financial Statements
Delta Apparel, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Amounts in thousands, except share amounts and per share data)
(Unaudited)

	December 31, 2016	October 1, 2016
Assets
Current assets:
Cash and cash equivalents	$410	$397
Accounts receivable, less allowances of $2,549 and $1,978, respectively	48,161	63,609
Income tax receivable	236	86
Inventories, net	179,038	164,247
Prepaid expenses and other current assets	4,887	4,145
Total current assets	232,732	232,484

Property, plant and equipment, net of accumulated depreciation of $65,474 and $63,585, respectively	43,167	43,503
Goodwill	36,729	36,729
Intangibles, net	20,587	20,922
Deferred income taxes	5,440	5,246
Other assets	5,710	5,768
Total assets	$344,365	$344,652

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$54,223	$51,395
Accrued expenses	15,060	21,706
Current portion of long-term debt	8,600	9,192
Total current liabilities	77,883	82,293

Long-term debt, less current maturities	111,154	106,603
Other liabilities	2,464	1,241
Contingent consideration	2,400	2,500
Total liabilities	$193,901	$192,637

Shareholders’ equity:
Preferred stock—$0.01 par value, 2,000,000 shares authorized, none issued and outstanding	—	—
Common stock —$0.01 par value, 15,000,000 shares authorized, 9,646,972 shares issued, and 7,608,306 and 7,609,727 shares outstanding as of December 31, 2016 and October 1, 2016, respectively	96	96
Additional paid-in capital	60,318	60,847
Retained earnings	116,072	116,679
Accumulated other comprehensive loss	(63)	(112)
Treasury stock —2,038,666 and 2,037,245 shares as of December 31, 2016 and October 1, 2016, respectively	(25,959)	(25,495)
Total shareholders’ equity	150,464	152,015
Total liabilities and shareholders' equity	$344,365	$344,652
See accompanying Notes to Condensed Consolidated Financial Statements.

Delta Apparel, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended
	December 31, 2016	January 2, 2016
Net sales	$85,335	$90,171
Cost of goods sold	67,777	71,292
Gross profit	17,558	18,879

Selling, general and administrative expenses	17,311	16,892
Change in fair value of contingent consideration	(100)	(200)
Other income, net	(122)	(40)
Operating income	469	2,227

Interest expense, net	1,301	1,276
(Loss) income before (benefit from) provision for income taxes	(832)	951
(Benefit from) provision for income taxes	(225)	270
Net (loss) income	$(607)	$681

Basic (loss) earnings per share	$(0.08)	$0.09
Diluted (loss) earnings per share	$(0.08)	$0.09

Weighted average number of shares outstanding	7,598	7,761
Dilutive effect of stock options and awards	—	193
Weighted average number of shares assuming dilution	7,598	7,954
See accompanying Notes to Condensed Consolidated Financial Statements.

Delta Apparel, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive (Loss) Income
(Amounts in thousands)
(Unaudited)

	Three Months Ended
	December 31, 2016	January 2, 2016
Net (loss) income	$(607)	$681
Other comprehensive income related to unrealized gain on derivatives, net of income tax	49	226
Comprehensive (loss) income	$(558)	$907

See accompanying Notes to Condensed Consolidated Financial Statements.

Delta Apparel, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	Three Months Ended
	December 31, 2016	January 2, 2016
Operating activities:
Net (loss) income	$(607)	$681
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	2,415	2,342
Amortization of deferred financing fees	78	125
Excess tax benefits from stock awards	—	(89)
(Benefit from) provision for deferred income taxes	(194)	994
Non-cash stock compensation	369	412
Change in the fair value of contingent consideration	(100)	(200)
Loss (gain) on disposal of equipment	5	(1)
Changes in operating assets and liabilities:
Accounts receivable, net	15,448	14,377
Inventories, net	(14,791)	(10,836)
Prepaid expenses and other assets	(770)	(2,479)
Accounts payable	3,063	(1,644)
Accrued expenses	(5,264)	(3,826)
Income taxes	(150)	(625)
Other liabilities	44	(240)
Net cash used in operating activities	(454)	(1,009)

Investing activities:
Purchases of property and equipment, net	(1,883)	(1,753)
Proceeds from sale of fixed assets	—	16
Net cash used in investing activities	(1,883)	(1,737)

Financing activities:
Proceeds from long-term debt	115,707	118,629
Repayment of long-term debt	(111,749)	(114,660)
Repayment of capital financing	(101)	(36)
Repurchase of common stock	(965)	(1,117)
Payment of withholding taxes on stock awards	(542)	(163)
Excess tax benefits from stock awards	—	89
Net cash provided by financing activities	2,350	2,742
Net increase (decrease) in cash and cash equivalents	13	(4)
Cash and cash equivalents at beginning of period	397	300
Cash and cash equivalents at end of period	$410	$296

Supplemental cash flow information:
Cash paid during the period for interest	$1,209	$982
Cash paid during the period for income taxes, net of refunds received	$94	$33
Non-cash financing activity - capital lease agreements	$1,619	$1,336

See accompanying Notes to Condensed Consolidated Financial Statements.

Delta Apparel, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note A—Basis of Presentation and Description of Business
We prepared the accompanying interim condensed consolidated financial statements in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles ("U.S. GAAP") for complete financial statements. We believe these Condensed Consolidated Financial Statements include all normal recurring adjustments considered necessary for a fair presentation. Operating results for the three months ended December 31, 2016, are not necessarily indicative of the results that may be expected for our fiscal year ending September 30, 2017. Although our various product lines are sold on a year-round basis, the demand for specific products or styles reflects some seasonality, with sales in our June quarter generally being the highest and sales in our December quarter generally being the lowest. For more information regarding our results of operations and financial position, refer to the Consolidated Financial Statements and footnotes included in our Form 10-K for our fiscal year ended October 1, 2016, filed with the United States Securities and Exchange Commission (“SEC”).
“Delta Apparel”, the “Company”, “we”, “us” and “our” are used interchangeably to refer to Delta Apparel, Inc. together with our domestic wholly-owned subsidiaries, including M.J. Soffe, LLC (“Soffe”), Junkfood Clothing Company (“Junkfood”), Salt Life, LLC (“Salt Life”), and Art Gun, LLC (“Art Gun”), and other international subsidiaries, as appropriate to the context.
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
We were incorporated in Georgia in 1999 and our headquarters is located at 322 South Main Street, Greenville, South Carolina 29601 (telephone number: 864-232-5200). Our common stock trades on the NYSE MKT under the symbol “DLA”. We operate on a 52-53 week fiscal year ending on the Saturday closest to September 30. Our 2017 fiscal year is a 52-week year and will end on September 30, 2017. Our 2016 fiscal year was a 52-week year and ended on October 1, 2016.

Note B—Accounting Policies
Our accounting policies are consistent with those described in our Significant Accounting Policies in our Form 10-K for the fiscal year ended October 1, 2016, filed with the SEC.

Note C—New Accounting Standards
Standards Not Yet Adopted
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers, ("ASU 2014-09"). This new guidance requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. ASU 2014-09 is effective for annual periods beginning after December 15, 2017, for public business entities and permits the use of either the retrospective or cumulative effect transition method. Early application is permitted only for annual reporting periods beginning after December 15, 2016. ASU 2014-09 will therefore be effective in our fiscal year beginning September 30, 2018. We are evaluating the effect that ASU 2014-09 will have on our Consolidated Financial Statements and related disclosures.
In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern, ("ASU 2014-15"). The new guidance requires management to evaluate whether there are conditions and events that raise substantial doubt about an entity’s ability to continue as a going concern within one year after the financial statements are issued (or available to be issued when applicable). Management is required to make this evaluation for both annual and interim reporting periods. When management identifies events or conditions that indicate that it is probable that the entity will be unable to meet its obligations as they become due, the standard allows management to consider the mitigating effect of its plans to determine whether substantial doubt is alleviated. Management will have to make certain disclosures if it concludes that substantial doubt exists or when its plans alleviate substantial doubt about the entity’s ability to continue as a going concern. This guidance is effective for annual periods ending after December 15, 2016, and for interim periods within annual periods beginning thereafter, but may be adopted earlier. ASU 2014-15 will therefore be effective for our annual period ended September 30, 2017. The adoption will not have a material impact on our Consolidated Financial Statements and related disclosures.
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
In February 2016, the FASB issued ASU No. 2016-02, Leases, ("ASU 2016-02"). ASU 2016-02 requires lessees to recognize assets and liabilities for most leases. All leases will be required to be recorded on the balance sheet with the exception of short-term leases. Early application is permitted. The guidance must be adopted using a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. ASU 2016-02 is effective for financial statements issued for annual periods beginning after December 15, 2018, and interim periods within those annual periods. ASU 2016-02 will therefore be effective in our fiscal year beginning September 29, 2019. We are evaluating the effect that ASU 2016-02 will have on our Consolidated Financial Statements and related disclosures.
In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, ("ASU 2016-09"). ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. ASU 2016-09 will therefore be effective in our fiscal year beginning October 1, 2017. We are evaluating the effect that ASU 2016-09 will have on our Consolidated Financial Statements and related disclosures.
In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments, ("ASU 2016-15"). ASU 2016-15 clarifies how entities should classify certain cash receipts and payments on the statement of cash flows. The guidance also clarifies how the predominance principle should be applied when cash receipts and cash payments have aspects of more than one class of cash flows. ASU 2016-15 is effective for fiscal periods beginning after December 15, 2018, and interim periods with within fiscal years beginning after December 31, 2019. ASU 2016-15 will therefore be effective in our fiscal year ending October 3, 2020. We are evaluating the effect that ASU 2016-15 will have on our Consolidated Financial Statements and related disclosures.

Note D—Restructuring Plan

On May 10, 2016, in connection with certain strategic manufacturing initiatives, we announced plans to realign our manufacturing operations with the closing of our textile manufacturing facility in Maiden, North Carolina, the consolidation of sew facilities in Mexico, and the expansion of production at our lower-cost Ceiba Textiles facility in Honduras. In September 2016, we sold the real estate and certain machinery, equipment and supply parts used in the Maiden facility for approximately $1.7 million. As part of the closing of the Maiden facility and the expansion of operations at our offshore facilities, we incurred the following costs in our basics segment during the third and fourth quarters of fiscal year 2016 (in thousands):

Fiscal Year Ended
October 1, 2016
Excess manufacturing costs related to the shutdown and start-up operations	$1,096
Total expenses included in cost of goods sold	1,096

Employee termination costs	597
Fixed asset impairment	607
Inventory and supply part impairment	144
Other costs to exit facility	393
Total restructuring costs	1,741
Total manufacturing realignment expenses	$2,837
We paid $0.4 million of the above-referenced employee termination benefits during fiscal year 2016 and $0.1 million during the first quarter of fiscal year 2017, with $0.1 million remaining accrued at December 31, 2016. We do not expect to incur any significant expense related to these manufacturing initiatives in fiscal year 2017.

Note E—Inventories
Inventories, net of reserves of $9.1 million and $8.8 million as of December 31, 2016, and October 1, 2016, respectively, consist of the following (in thousands):

	December 31, 2016	October 1, 2016
Raw materials	$12,273	$11,442
Work in process	18,526	18,158
Finished goods	148,239	134,647
	$179,038	$164,247

Note F—Debt
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
The Amended Credit Agreement allows us to borrow up to $145 million (subject to borrowing base limitations), including a maximum of $25 million in letters of credit. Provided that no event of default exists, we have the option to increase the maximum credit to $200 million (subject to borrowing base limitations), conditioned upon the Administrative Agent's ability to secure additional commitments and customary closing conditions. The credit facility matures on May 10, 2021. In fiscal year 2016, we paid $1.0 million in financing costs associated with the Amended Credit Agreement.
As of December 31, 2016, there was $98.3 million outstanding under our U.S. revolving credit facility at an average interest rate of 2.8%, and additional borrowing availability of $17.4 million. This credit facility includes a financial covenant requiring that if the amount of availability falls below the threshold amounts set forth in the Amended Credit Agreement, our Fixed Charge Coverage Ratio (“FCCR”) (as defined in the Amended Credit Agreement) for the preceding 12-month period must not be less than 1.1 to 1.0. We were not subject to the FCCR covenant at December 31, 2016, because our availability was above the minimum required under the Amended Credit Agreement. At December 31, 2016, our FCCR was above the required 1.1 to 1.0 ratio and we would have satisfied our financial covenant had we been subject to it. At December 31, 2016, and October 1, 2016, there was $9.6 million and $10.7 million, respectively, of retained earnings free of restrictions to make cash dividends or stock repurchases.
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
In August 2013, we acquired Salt Life and issued two promissory notes in the aggregate principal amount of $22.0 million, which included a one-time installment of $9.0 million that was due and paid as required on September 30, 2014, and quarterly installments commencing on March 31, 2015, with the final installment due on June 30, 2019. The promissory notes are zero-interest notes and state that interest will be imputed as required under Section 1274 of the Internal Revenue Code. We imputed interest at 1.92% on the promissory note that matured June 30, 2016, and was paid in full as required. We impute interest at 3.62% on the promissory notes that matures on June 30, 2019. At December 31, 2016, the discounted value of the promissory note outstanding was $6.7 million.
Since March, 2011, we have entered into loans and a revolving credit facility with Banco Ficohsa, a Honduran bank, in order to finance both the operations and capital expansion of our Honduran facilities. Each of these loans are secured by a first-priority lien on the assets of our Honduran operations and are not guaranteed by our U.S. entities. These loans are denominated in U.S. dollars and the carrying value of the debt approximates the fair value. The revolving credit facility requires minimum payments during each six-month period of the 18-month term; however, the loan agreement permits additional drawdowns to the extent payments are made and certain objective covenants are met. The current revolving Honduran debt, by its nature, is not long-term, as it requires scheduled payments each six months. However, as the loan permits us to re-borrow funds up to the amount repaid, subject to certain covenants, and we intend to re-borrow funds, subject to the objective covenants, the amounts have been classified as long-term debt.
Information about these loans and the outstanding balance as of December 31, 2016, is as follows (in thousands):

December 31, 2016
Revolving credit facility established March, 2011, interest at 8.0% due March, 2019	$4,995
Term loan established March, 2011, interest at 7.0%, payable monthly with a seven-year term	$1,216
Term loan established November, 2014, interest at 7.5%, payable monthly with a six-year term	$2,450
Term loan established June, 2016, interest at 8.0%, payable monthly with a six-year term	$1,577
Term loan established June, 2016, interest at 8.0%, payable monthly with a six-year term	$4,583

Note G—Selling, General and Administrative Expense
We include in selling, general and administrative expenses ("SG&A") costs incurred subsequent to the receipt of finished goods at our distribution facilities, such as the cost of stocking, warehousing, picking, packing, and shipping goods for delivery to our customers. Distribution costs included in SG&A expenses totaled $3.5 million and $3.6 million for the three months ended December 31, 2016, and January 2, 2016, respectively. In addition, SG&A expenses include costs related to sales associates, administrative personnel, advertising and marketing expenses, royalty payments on licensed products and other general and administrative expenses.

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
Compensation expense is recorded on the SG&A expense line item in our Condensed Consolidated Statements of Operations over the vesting periods. During the three months ended December 31, 2016, and January 2, 2016, we recognized $0.6 million and $0.4 million, respectively, in stock-based compensation expense.

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
During the quarter ended December 31, 2016, no restricted stock units or performance units were granted.
During the three months ended December 31, 2016, restricted stock units and performance units representing8,438 and 53,248 shares of our common stock, respectively, vested upon the filing of our Annual Report on Form 10-K for the fiscal year ended October 1, 2016, and were issued in accordance with their respective agreements. One-half of the restricted stock units were payable in common stock and one-half were payable in cash.
As of December 31, 2016, there was $2.3 million of total unrecognized compensation cost related to non-vested awards granted under the 2010 Stock Plan. This cost is expected to be recognized over a period of 1.9 years.
Option Plan
All options granted under the Option Plan vested prior to October 3, 2015. As such, no expense was recognized during each of the three months ended December 31, 2016, and January 2, 2016, nor were any options exercised during those periods.
Note I—Purchase Contracts
We have entered into agreements, and have fixed prices, to purchase yarn, finished fabric, and finished apparel products. At December 31, 2016, minimum payments under these contracts were as follows (in thousands):

Yarn	$2,205
Finished fabric	5,875
Finished products	20,127
$28,207

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
The branded segment is comprised of our business units which are focused on specialized apparel garments and headwear to meet consumer preferences and fashion trends, and includes our Salt Life, Junkfood, Soffe, and Coast business units. These branded embellished and unembellished products are sold through specialty and boutique shops, upscale and traditional department stores, mid-tier retailers, sporting goods stores, e-retailers and the U.S. military. Products in this segment are marketed under our lifestyle brands of Salt Life®, Junk Food®, Soffe®, and COAST®, as well as other labels. The results of the Coast business have been included in the branded segment since acquisition on August 30, 2016.

Our Chief Operating Decision Maker and management evaluate performance and allocate resources based on profit or loss from operations before interest, income taxes and special charges ("segment operating earnings (loss)"). Our segment operating earnings (loss) may not be comparable to similarly titled measures used by other companies. The accounting policies of our reportable segments are the same as those described in Note 2 in our Form 10-K for the fiscal year ended October 1, 2016, filed with the SEC. Intercompany transfers between operating segments are transacted at cost and have been eliminated within the segment amounts shown in the following table (in thousands).

	Three Months Ended
	December 31, 2016	January 2, 2016
Segment net sales:
Basics	$60,838	$61,515
Branded	24,497	28,656
Total net sales	85,335	90,171

Segment operating income (loss):
Basics	4,684	5,769
Branded	(1,000)	(750)
Total segment operating income	3,684	5,019
The following reconciles the segment operating income to the consolidated (loss) income before (benefit from) provision for income taxes (in thousands):

	Three Months Ended
	December 31, 2016	January 2, 2016
Segment operating income	$3,684	$5,019
Unallocated corporate expenses	3,215	2,792
Unallocated interest expense	1,301	1,276
Consolidated (loss) income before (benefit from) provision for income taxes	$(832)	$951

Note K—Income Taxes
Our effective income tax rate for the three months ended December 31, 2016, was 27.0%, compared to our effective income tax rate of 28.4% for the same period in the prior year, and 18.8% for the fiscal year ended October 1, 2016. We recorded a benefit of $0.2 million during the quarter ended December 31, 2016.
We benefit from having income in foreign jurisdictions that are either exempt from income taxes or have tax rates that are lower than the United States. Based on our current projected pre-tax income and the anticipated amount of U.S. taxable income compared to profits in the offshore taxable and tax-free jurisdictions in which we operate, our estimated annual income tax rate for the fiscal year ending September 30, 2017, is currently expected to be approximately 27.0%. However, changes in the mix of U.S. taxable income compared to profits in tax-free jurisdictions can have a significant impact on our overall effective tax rate. In addition, any changes to tax regulations could adversely affect our financial position and results of operations.
We file income tax returns in the U.S. federal jurisdiction and various state, local and foreign jurisdictions. Tax years 2012 through 2014, according to statute and with few exceptions, remain open to examination by various federal, state, local and foreign jurisdictions.

Note L—Derivatives and Fair Value Measurements
From time to time, we may use interest rate swaps or other instruments to manage our interest rate exposure and reduce the impact of future interest rate changes. These financial instruments are not used for trading or speculative purposes. We have designated our interest rate swap contracts as cash flow hedges of our future interest payments. As a result, the gains and losses on the swap contracts are reported as a component of other comprehensive gain/loss and are reclassified into interest expense as the related interest payments are made. Outstanding instruments as of December 31, 2016, are as follows:

	Effective Date	Notational Amount	Fixed LIBOR Rate	Maturity Date
Interest Rate Swap	September 9, 2013	$15 million	1.6480%	September 11, 2017
Interest Rate Swap	September 19, 2013	$15 million	1.4490%	September 19, 2017

From time to time, we may purchase cotton option contracts to economically hedge the risk related to market fluctuations in the cost of cotton used in our operations. We do not receive hedge accounting treatment for these derivatives. As such, the realized and unrealized gains and losses associated with them are recorded within cost of goods sold on the Condensed Consolidated Statement of Operations.
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

The following financial liabilities are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements Using
Period Ended	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest Rate Swaps
December 31, 2016	$(101)	—	$(101)	—
October 1, 2016	$(182)	—	$(182)	—

Contingent Consideration
December 31, 2016	$(2,400)	—	—	$(2,400)
October 1, 2016	$(2,500)	—	—	$(2,500)
The fair value of the interest rate swap agreements were derived from discounted cash flow analysis based on the terms of the contract and the forward interest rate curves adjusted for our credit risk, which fall in Level 2 of the fair value hierarchy. The fair value of the interest rate swap agreements were derived from discounted cash flow analysis based on the terms of the contract and the forward interest rate curves adjusted for our credit risk, which fall in Level 2 of the fair value hierarchy. Book value for fixed rate debt approximates fair value based on quoted market prices for the same or similar issues or on the current rates offered to us for debt of the same remaining maturities (a Level 2 fair value measurement).
The following table summarizes the fair value and presentation in the Condensed Consolidated Balance Sheets for derivatives related to our interest swap agreements as of December 31, 2016, and October 1, 2016 (in thousands):

	December 31, 2016	October 1, 2016
Deferred tax assets	38	70
Accrued expenses	(101)	(182)
Accumulated other comprehensive loss	$(63)	$(112)
In August 2013, we acquired Salt Life and issued contingent consideration payable in cash after the end of calendar year 2019 if financial performance targets involving the sale of Salt Life-branded products are met during the 2019 calendar year.  We used a Monte Carlo model utilizing the historical results and projected cash flows based on the contractually defined terms, discounted as necessary, to estimate the fair value of the contingent consideration for Salt Life at acquisition as well as to remeasure the contingent consideration related to the acquisition of Salt Life at each reporting period.  Accordingly, the fair value measurement for contingent consideration falls in Level 3 of the fair value hierarchy.
At December 31, 2016, we had $2.4 million accrued in contingent consideration related to the Salt Life acquisition, a $0.1 million reduction from the accrual at October 1, 2016. The reduction in the fair value of contingent consideration is based on the inputs into the Monte Carlo model, including the time remaining in the measurement period. We still expect sales in calendar year 2019 to approximate the expectations for calendar 2019 sales used in the valuation of contingent consideration at acquisition. No contingent consideration is expected to be paid under the terms of our acquisition of the Art Gun business.

Note M—Legal Proceedings
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
On May 24, 2016, Soffe joined an appeal filed by a number of TSA consignment vendors in the United States District Court for the District of Delaware challenging an order issued in the TSA Bankruptcy that, should WSFS or TSA succeed in the TSA Action, granted TSA and/or WSFS a lien on all Proceeds received by Soffe and requiring the automatic disgorgement of such Proceeds. Soffe and another entity are the remaining consignment vendors pursuing this appeal. This appeal has been stayed pending the resolution of motions filed in the TSA Action.
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
Other
With respect to the other significant legal proceedings for which information was reported in Part I, Item 3 of our Annual Report on Form 10-K filed with the SEC on November 29, 2016, there have been no material changes in such legal proceedings.
In addition, at times we are party to various legal claims, actions and complaints. We believe that, as a result of legal defenses, insurance arrangements, and indemnification provisions with parties believed to be financially capable, such actions should not have a material effect on our operations, financial condition, or liquidity.

Note N—Repurchase of Common Stock
As of December 31, 2016, our Board of Directors authorized management to use up to $40.0 million to repurchase stock in open market transactions under our Stock Repurchase Program.
During the December quarter of fiscal years 2017 and 2016, we purchased 46,643 and 68,330 shares, respectively, of our common stock for a total cost of $0.8 million and $1.1 million, respectively. Through December 31, 2016, we have purchased 2,526,793 shares of our common stock for an aggregate of $31.7 million since the inception of our Stock Repurchase Program. All purchases were made at the discretion of management and pursuant to the safe harbor provisions of SEC Rule 10b-18. As of December 31, 2016, $8.3 million remained available for future purchases under our Stock Repurchase Program, which does not have an expiration date.
The following table summarizes the purchases of our common stock for the quarter ended December 31, 2016:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Dollar Value of Shares that May Yet Be Purchased Under the Plans
October 2, 2016 to November 5, 2016	23,609	$15.83	23,609	$8.7	million
November 6, 2016 to December 3, 2016	17,232	$19.12	17,232	$8.4	million
December 4, 2016 to December 31, 2016	5,802	$20.32	5,802	$8.3	million
Total	46,643	$17.60	46,643	$8.3	million

Note O—License Agreements
We have entered into license agreements that provide for royalty payments on net sales of licensed products as set forth in the agreements. These license agreements are within our branded segment. We incurred royalty expense (included in SG&A expenses) of $1.4 million and $1.9 million in each of the first quarters of fiscal years 2017 and 2016, respectively.
At December 31, 2016, based on minimum sales requirements, future minimum royalty payments required under these license agreements were as follows (in thousands):

Fiscal Year	Amount
2017	$368
2018	238
$606

Note P—Goodwill and Intangible Assets
Components of intangible assets consist of the following (in thousands):

	December 31, 2016			October 1, 2016
	Cost	Accumulated Amortization	Net Value	Cost	Accumulated Amortization	Net Value	Economic Life

Goodwill	$36,729	$—	$36,729	$36,729	$—	$36,729	N/A

Intangibles:
Tradename/trademarks	$17,620	$(2,670)	$14,950	$17,620	$(2,514)	$15,106	20 – 30 yrs
Customer relationships	7,220	(4,106)	3,114	7,220	(4,016)	3,204	20 yrs
Technology	1,220	(856)	364	1,220	(826)	394	10 yrs
License agreements	2,100	(346)	1,754	2,100	(320)	1,780	15 – 30 yrs
Non-compete agreements	1,287	(882)	405	1,287	(849)	438	4 – 8.5 yrs
Total intangibles	$29,447	$(8,860)	$20,587	$29,447	$(8,525)	$20,922

Amortization expense for intangible assets was $0.3 million for each of the three-month periods ended December 31, 2016, and January 2, 2016. Amortization expense is estimated to be approximately $1.3 million for fiscal years 2017, 2018, and 2019, $1.2 million for fiscal year 2020 and $1.1 million for fiscal year 2021.

Note Q—Subsequent Events
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

A detailed discussion of significant risk factors that have the potential to cause actual results or actions to differ materially from our expectations is described under the subheading "Risk Factors" in our Annual Report on Form 10-K for our fiscal year ended October 1, 2016, filed with the SEC. Any forward-looking statements in this Quarterly Report on Form 10-Q do not purport to be predictions of future events, actions or circumstances and may not be realized. Any forward-looking statements are made only as of the date of this Quarterly Report on Form 10-Q and we do not undertake publicly to update or revise the forward-looking statements even if it becomes clear that any such statements or any projected results will not be realized or that any contemplated actions or initiatives will not be implemented.
The risks described in our Annual Report on Form 10-K for our fiscal year ended October 1, 2016, are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition, and/or operating results.

Business Outlook
Although sales in the fiscal 2017 first quarter were down 5.4% from the prior year’s first quarter and while the first quarter’s top and bottom line comparisons are not indicative of the growth we expect to see, there are many other factors signaling to us that growth will return as we progress through the year. Many of the transient conditions that hampered our first quarter results have passed. We are introducing exciting new products, our inventory levels correspond to our growth objectives, our ecommerce businesses and sites continue to prosper, and margins are expanding.
While we have made Delta Apparel more agile and less vulnerable to the difficult retail environment, our sales in the first quarter were negatively impacted by circumstances that were out of our control. Hurricane Matthew slowed retail spending in the affected states, and while spending did return to normal, the shortfall was lost for the season, especially as resort areas were dealing with the effects of the damage. Unseasonably warm weather also hindered sales of our long-sleeve and other cooler weather products. These should not, however, have a lasting effect on the growth of Delta Apparel, and we anticipate growth through the back half of the fiscal year. In the meantime, we are focusing on those activities that will have a positive impact on our top and bottom lines, and on our continuing efforts to improve efficiency and service for our customers while expanding our gross margins.
We added more equipment and made further production process improvements at Art Gun that gives us the capability to print more than 15,000 unique garments per day and ship them to customers across the world. We handled that level of volume and scope during the holiday peak seamlessly, to the complete satisfaction of our customers. Our excellent performance during that time has attracted additional customers who should support Art Gun’s continued growth in upcoming quarters.
Delta Activewear saw growth in many of its sales channels; however, this was not enough to fully offset the decline with retail license accounts resulting from mass channel retailers destocking inventory. We saw strong growth in our other sales channels, including ad-specialty and regional screenprinters. Catalog’s higher-margin fashion basics products continued their strong growth trend, with sales up more than 50% over the prior year quarter. We expect our new fashion basics introductions, which include Delta Dri female silhouettes and our Delta Platinum line of triblends, to further expand fashion basics sales during 2017.
We are also seeing strong results and future growth opportunities with Salt Life. Its new Fayetteville, North Carolina distribution center is already lowering costs and improving service to customers, and is one of the drivers of Salt Life’s improved profitability over last year’s first quarter. While sales growth was hampered by Hurricane Matthew and unseasonably warm weather, Salt Life still achieved record first quarter profits on 3.8% sales growth. Performance and juniors products continued their solid growth and www.saltlife.com had record sales, up nearly 50%. Salt Life is continuing its consumer outreach in California, and will soon open its Huntington Beach store. We are excited about the opportunity for this location, as well as San Clemente, as we approach the spring and summer seasons. Salt Life ended the quarter with a strong order position that we believe points to double-digit sales growth in 2017 with improved profitability.
We are applying the experience gained through the development of Art Gun and Salt Life to Coast Apparel, the young, direct-to-consumer business that we acquired in August. Although still small, it is doing as we had expected with a growing ecommerce business, which is benefitting from Delta Apparel’s digital marketing expertise and financial backing. Coast Apparel will open its flagship store in Greenville, South Carolina this quarter and we look forward to solid direct-to-consumer growth, along with new opportunities to expand Coast’s wholesale distribution.
Soffe, which was hindered by the closing of The Sports Authority and a large winter product return, had strong ecommerce growth with B2C sales up 30% and B2B sales up 40%. Soffe continues to expand its customer base and growth with existing customers. Soffe has a unique U.S.-made product offering with deep roots in the military channel. The combination of the Soffe brand, domestic manufacturing and military heritage gives us a significant advantage in this growing market and should be a source of future growth for Soffe. Along with building sales volume, we expect to lower inventories and reduce costs to improve profitability.
We saw positive results in our manufacturing platform during the quarter, where we met our production and cost-reduction goals set in connection with our recently completed manufacturing realignment. These benefits will be seen in lower cost of sales beginning late in the 2017 March quarter and should be fully realized in the second half of the fiscal year.
While we anticipate a continuation of the current challenging environment, we believe fiscal 2017 will be a year of growth and improved profitability for Delta Apparel. We have entered the year with exciting new products, we have lowered our manufacturing and distribution costs, and we are adopting innovative ways to serve our customers. We believe that Art Gun and our various ecommerce sites represent the wave of the future and we are developing synergies with them that should benefit all of our business units. We are nurturing our brands, and expect to see continued strong growth from Salt Life. We believe the initiatives that we completed in fiscal 2015 and 2016 across all of our business units, along with the leveraging of fixed costs across higher volumes, should further expand gross margins and operating profits, and build further value for our shareholders.

Results of Operations
Net sales for the first quarter of 2017 were $85.3 million compared to $90.2 million in the prior year period. Salt Life and Art Gun continued their sales growth, but it was not enough to overcome sales declines in our other business units.
We experienced strong sales growth in our direct-to-consumer business and on our ecommerce sites in the first quarter of fiscal year 2017 with growth of 24% over the prior year. Our direct-to-consumer and ecommerce sales represented 7.2% of total revenues compared to 5.5% in the same quarter of the prior year.
Gross margins were relatively flat at 20.6% for the quarter compared with 20.9% in the 2016 first quarter. There was gross margin expansion of 160 basis points in the branded segment, but this was offset by lower gross margins in the basic segment.
Selling, general, and administrative expenses were $17.3 million, or 20.3% of sales, for the quarter ended December 31, 2016, compared to $16.9 million, or 18.7% of sales, in the prior year period. The increase in expenses from the prior year was primarily attributable to higher equity award and management incentive costs.
The change in fair value of contingent consideration was associated with the Salt Life acquisition. Based upon our updated analysis, the fair value of this liability decreased $0.1 million in the 2017 first quarter and $0.2 million in the 2016 first quarter principally from the reduced remaining time in the measurement period, resulting in the gains recorded. Our overall expectation of sales for the 2019 measurement period has not significantly changed since acquisition.
During the first quarter of 2017, we recorded $0.1 million in other income compared to $40 thousand in the prior year period.
Net interest expense for the first quarter of fiscal years 2017 and 2016 was $1.3 million.
Our effective income tax rate for the three months ended December 31, 2016, was 27.0%, compared to our effective income tax rate of 28.4% for the same period last year and 18.8% for the full fiscal year 2016. We recorded an income tax benefit of $0.2 million during the quarter ended December 31, 2016. We benefit from having income in foreign jurisdictions that are either exempt from income taxes or have tax rates that are lower than those in the United States. Based on our current projected pre-tax income and the anticipated amount of U.S. taxable income compared to profits in the offshore taxable and tax-free jurisdictions in which we operate, our estimated annual income tax rate for the fiscal year ending September 30, 2017, is expected to be approximately 27%. However, changes in the mix of U.S. taxable income compared to profits in tax-free jurisdictions can have a significant impact on our overall effective tax rate.
Our net loss for the quarter was $0.6 million, or $0.08 per diluted share, compared with net earnings of $0.7 million, or $0.09 per diluted share, in the prior year quarter.
At December 31, 2016, accounts receivable were $48.2 million compared to $48.4 million at January 2, 2016 and $63.6 million as of October 1, 2016. Days sales outstanding were 53 days as of December 31, 2016, and January 2, 2016, compared to 54 days at October 1, 2016.
Inventory levels increased $14.8 million from October 1, 2016, to $179.0 million at December 31, 2016. The increase from October 1, 2016, was due to an increase in our finished goods levels to better support our customers in anticipation of the spring selling season.
Capital expenditures were $1.8 million during the first quarter of fiscal year 2017. Our capital expenditures primarily related to machinery and equipment and investments in our direct-to-consumer business as well as enhancements to our information technology systems. Depreciation and amortization expense, including non-cash compensation, was $2.8 million for the first quarter of fiscal year 2017.
Total debt at December 31, 2016, was $119.8 million compared with $106.2 million at January 2, 2016. The increase in debt from the prior year is primarily due to the additional capital spending as part of our offshore expansion, as well as increased inventory levels in order to better serve our customers.
Branded Segment
Sales in the branded segment were $24.5 million compared to $28.7 million in the prior year quarter. Salt Life achieved sales growth of 4% during the quarter, however, this was hindered by Hurricane Matthew and the mild weather during the first quarter. Soffe sales declined $1.5 million from the prior year quarter principally from the loss of sales associated with the closing of The Sports Authority. Junkfood sales declined $2.9 million from the prior year quarter as the prior period benefited from sales of a major movie release. In addition, Junkfood is being impacted by the declines at retail in the specialty store channel.
Operating loss in the branded segment was $1.0 million, an increase of $0.3 million compared to the prior year quarter. The increased loss was driven from lower sales and offset partially from higher gross margins and lower SG&A costs.
Basics Segment
Net sales in our basics segment were $60.8 million in the first quarter, a 1.1% decrease from $61.5 million in the prior year period. Sales at Art Gun were up 28% on 34% unit growth as we launched new customers and improved efficiencies . In our Activewear business, the retail licensing channel experienced significantly slower sales at retail that impacted the blank business as well as our private label programs. However, the ad-specialty channel sales and fashion basic style sales increased from the prior year.

Basics segment operating income decreased to $4.7 million in the first quarter of 2017 from $5.8 million in the prior year quarter due to primarily lower sales and gross margins. Art Gun had a strong holiday season and continues to exceed customers expectations with their quality, speed, and service.

Liquidity and Capital Resources
Our current primary cash needs are for working capital, capital expenditures, and debt service, as well as to fund share repurchases under our Stock Repurchase Program.
Operating Cash Flows
Operating activities used $0.5 million and $1.0 million in cash in the first three months of fiscal years 2017 and 2016, respectively. The decreased outflow from the prior year is due to better leveraging of supply terms, partially offset by the payment of the incentive compensation related to the 2016 fiscal year results.
Investing Cash Flows
Capital expenditures during the first three months of fiscal year 2017 were $1.9 million compared to $1.8 million in the same period last year. Capital expenditures in both periods primarily related to machinery and equipment, along with investments in our direct-to-consumer initiatives and information technology systems. There were $1.6 million in expenditures financed under a lease arrangement and $0.1 million in unpaid expenditures in the first three months of fiscal 2017. We anticipate our fiscal year 2017 capital expenditures to be approximately $10 million and to be focused primarily on manufacturing equipment, along with direct-to-consumer, and information technology enhancements.
Financing Activities
During the three months ended December 31, 2016, and January 2, 2016, cash provided by financing activities was $2.4 million and $2.7 million, respectively. The cash provided by our financing activities during fiscal 2017 has been used to fund our operating and investing activities.
Based on our current expectations, we believe that our credit facility should be sufficient to satisfy our foreseeable working capital needs, and that cash flow generated by our operations and funds available under our credit facility should be sufficient to service our debt payment requirements, to satisfy our day-to-day working capital needs and to fund our planned capital expenditures. Any material deterioration in our results of operations, however, may result in the loss of our ability to borrow under our revolving credit facility and to issue letters of credit to suppliers, or may cause the borrowing availability under our facility to be insufficient for our needs. Availability under our credit facility is primarily a function of the levels of our accounts receivable and inventory. A significant deterioration in our accounts receivable or inventory levels could restrict our ability to borrow additional funds or service our indebtedness. Moreover, our credit facility includes a financial covenant that if the availability under our credit facility falls below the amounts specified in our credit agreement, our fixed charge coverage ratio (FCCR) for the preceding 12-month period must not be less than 1.1 to 1.0. While our availability at December 31, 2016, was above the minimum thresholds specified in our credit agreement, a significant deterioration in our business could cause our availability to fall below such thresholds, thereby requiring us to maintain the minimum FCCR specified in our credit agreement. As of December 31, 2016, our FCCR was above the minimum threshold specified in our credit agreement.
Purchases By Delta Apparel Of Its Own Shares
During the three months ended December 31, 2016, we purchased 46,643 shares of our common stock for an aggregate amount of $0.8 million (see Note N-Repurchase of Common Stock). As of December 31, 2016, there was $8.3 million of share repurchase authorization remaining. We evaluate current leverage, working capital requirements, our free cash flow outlook, stock valuation and future business opportunities to determine when we believe the repurchase of our stock is a sound investment opportunity that we can pursue without sacrificing future growth plans.

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

A detailed discussion of critical accounting policies is contained in the Significant Accounting Policies included in Note 2 to the Audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended October 1, 2016, and there have been no changes in those policies since the filing of that Form 10-K with the SEC.

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
Yarn with respect to which we have fixed cotton prices at December 31, 2016, was valued at $2.2 million, and is scheduled for delivery between January 2017 and March 2017. At December 31, 2016, a 10% decline in the market price of the cotton covered by our fixed price yarn would have had a negative impact of approximately $0.2 million on the value of the yarn. This compares to what would have been a negative impact of $0.9 million at our 2016 fiscal year-end based on the yarn with fixed cotton prices at October 1, 2016. The impact of a 10% decline in the market price of the cotton covered by our fixed price yarn would have been lower at December 31, 2016, than at October 1, 2016, due to decreased commitments at December 31, 2016, compared to October 1, 2016.
We may use derivatives, including cotton option contracts, to manage our exposure to movements in commodity prices. We do not designate our options as hedge instruments upon inception. Accordingly, we mark to market changes in the fair market value of the options in cost of goods sold in our Condensed Consolidated Statements of Operations. See Note L—Derivatives and Fair Value Measurements for further discussion on derivatives and fair value measurements.
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
Interest Rate Sensitivity
Our U.S. revolving credit facility provides that the outstanding amounts owed shall bear interest at variable rates. If the amount of outstanding floating rate indebtedness at December 31, 2016, under our U.S. revolving credit facility had been outstanding during the entire three months ended December 31, 2016, and the interest rate on this outstanding indebtedness was increased by 100 basis points, our expense would have increased by approximately $96 thousand, or 7.3% of actual interest expense, during the quarter. This compares to an increase of $0.3 million, or 6.1%, for the 2016 fiscal year based on the outstanding floating rate indebtedness at October 1, 2016, or an average of $80 thousand per quarter. The dollar amount, as well as the percentage, of the increase in interest expense is higher as of December 31, 2016, primarily due to the higher floating rate debt level as of December 31, 2016, compared to October 1, 2016. The actual increase in interest expense resulting from a change in interest rates would depend on the magnitude of the increase in rates and the average principal balance of floating rate indebtedness.
Derivatives

From time to time, we may use interest rate swaps or other instruments to manage our interest rate exposure and reduce the impact of future interest rate changes as described in Note L—Derivatives and Fair Value Measurements.
Tax Reform
We are subject to income taxes in both the United States and various foreign jurisdictions. Governments in the jurisdictions in which we operate implement changes to tax laws and regulations from time to time. Any changes in corporate income tax laws, such as tax reform in the United States, changes relating to transfer pricing or repatriation of capital, and any changes in the interpretation of existing tax laws and regulations could lead to increases in overall tax liability and adversely affect our financial position and results of operations.

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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2016, and, based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures were effective at the evaluation date.
Changes in Internal Control Over Financial Reporting
There was no change during the first quarter of fiscal year 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

DELTA APPAREL, INC. (Registrant)
Date	February 6, 2017	By:	/s/ Deborah H. Merrill
Deborah H. Merrill Chief Financial Officer and President, Delta Basics