Form 10-Q
period 2017-04-01
DELTA APPAREL, INC
filed 2017-05-08
CIK 1101396

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 1, 2017
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
Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of a “large accelerated filer,” “accelerated filer” , “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
(Do not check if a smaller reporting company)
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of April 26, 2017, there were outstanding 7,571,675 shares of the registrant’s common stock, par value of $0.01 per share, which is the only class of outstanding common or voting stock of the registrant.

PART 1.	FINANCIAL INFORMATION

Item 1.	Financial Statements
Delta Apparel, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Amounts in thousands, except share amounts and per share data)
(Unaudited)

	April 1, 2017	October 1, 2016
Assets
Current assets:
Cash and cash equivalents	$686	$397
Accounts receivable, less allowances of $2,415 and $1,978, respectively	59,598	63,609
Income tax receivable	328	86
Inventories, net	180,699	164,247
Note receivable	2,850	—
Prepaid expenses and other current assets	4,097	4,145
Total current assets	248,258	232,484

Property, plant and equipment, net of accumulated depreciation of $66,118 and $63,585, respectively	43,060	43,503
Goodwill	19,917	36,729
Intangibles, net	16,601	20,922
Deferred income taxes	3,800	5,246
Other assets	5,755	5,768
Total assets	$337,391	$344,652

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$63,854	$51,395
Accrued expenses	16,832	21,706
Current portion of long-term debt	8,172	9,192
Total current liabilities	88,858	82,293

Long-term debt, less current maturities	89,203	106,603
Other liabilities	2,281	1,241
Contingent consideration	2,300	2,500
Total liabilities	$182,642	$192,637

Shareholders’ equity:
Preferred stock—$0.01 par value, 2,000,000 shares authorized, none issued and outstanding	—	—
Common stock —$0.01 par value, 15,000,000 shares authorized, 9,646,972 shares issued, and 7,586,675 and 7,609,727 shares outstanding as of April 1, 2017 and October 1, 2016, respectively	96	96
Additional paid-in capital	60,540	60,847
Retained earnings	120,621	116,679
Accumulated other comprehensive loss	(30)	(112)
Treasury stock —2,060,297 and 2,037,245 shares as of April 1, 2017 and October 1, 2016, respectively	(26,478)	(25,495)
Total shareholders’ equity	154,749	152,015
Total liabilities and shareholders' equity	$337,391	$344,652
See accompanying Notes to Condensed Consolidated Financial Statements.

Delta Apparel, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	April 1, 2017	April 2, 2016	April 1, 2017	April 2, 2016
Net sales	$104,138	$109,160	$189,473	$199,331
Cost of goods sold	79,908	83,434	147,685	154,736
Gross profit	24,230	25,726	41,788	44,595

Selling, general and administrative expenses	18,250	20,032	35,559	36,916
Change in fair value of contingent consideration	(100)	(100)	(200)	(300)
Gain on sale of business	(1,295)	—	(1,295)	—
Other income, net	(145)	(137)	(267)	(177)
Operating income	7,520	5,931	7,991	8,156

Interest expense, net	1,312	1,396	2,613	2,671
Income before provision for income taxes	6,208	4,535	5,378	5,485
Provision for income taxes	1,661	1,099	1,436	1,369
Net income	$4,547	$3,436	$3,942	$4,116

Basic earnings per share	$0.60	$0.44	$0.52	$0.53
Diluted earnings per share	$0.58	$0.43	$0.50	$0.52

Weighted average number of shares outstanding	7,600	7,735	7,599	7,748
Dilutive effect of stock options and awards	245	229	271	211
Weighted average number of shares assuming dilution	7,845	7,964	7,870	7,959
See accompanying Notes to Condensed Consolidated Financial Statements.

Delta Apparel, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Amounts in thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	April 1, 2017	April 2, 2016	April 1, 2017	April 2, 2016
Net income	$4,547	$3,436	$3,942	$4,116
Other comprehensive income (loss) related to unrealized gain (loss) on derivatives, net of income tax	33	(33)	82	193
Comprehensive income	$4,580	$3,403	$4,024	$4,309

See accompanying Notes to Condensed Consolidated Financial Statements.

Delta Apparel, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	Six Months Ended
	April 1, 2017	April 2, 2016
Operating activities:
Net income	$3,942	$4,116
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	4,866	4,745
Amortization of deferred financing fees	170	250
Excess tax benefits from stock awards	(106)	(89)
Provision for deferred income taxes	1,446	1,283
Gain on sale of Junkfood assets	(1,295)	—
Non-cash stock compensation	768	952
Change in the fair value of contingent consideration	(200)	(300)
Loss on disposal of equipment	1	28
Changes in operating assets and liabilities:
Accounts receivable, net	4,011	2,543
Inventories, net	(19,930)	(15,287)
Prepaid expenses and other assets	(421)	(2,469)
Other non-current assets	(165)	266
Accounts payable	12,447	2,659
Accrued expenses	(5,622)	(4,319)
Income taxes	(136)	130
Other liabilities	69	139
Net cash used in operating activities	(155)	(5,353)

Investing activities:
Purchases of property and equipment, net	(3,712)	(4,996)
Proceeds from sale of Junkfood assets	25,000	—
Proceeds from sale of fixed assets	—	21
Net cash provided by (used in) investing activities	21,288	(4,975)

Financing activities:
Proceeds from long-term debt	221,510	237,765
Repayment of long-term debt	(239,930)	(224,950)
Repayment of capital financing	(274)	(153)
Repurchase of common stock	(1,714)	(1,818)
Payment of withholding taxes on stock awards	(542)	(163)
Excess tax benefits from stock awards	106	89
Net cash (used in) provided by financing activities	(20,844)	10,770
Net increase in cash and cash equivalents	289	442
Cash and cash equivalents at beginning of period	397	300
Cash and cash equivalents at end of period	$686	$742

Supplemental cash flow information:
Cash paid during the period for interest	$2,379	$2,104
Cash paid during the period for income taxes, net of refunds received	$140	$75
Non-cash financing activity - capital lease agreements	$1,619	$1,374
Non-cash financing activity - note receivable	$2,850	$—

See accompanying Notes to Condensed Consolidated Financial Statements.

Delta Apparel, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note A—Basis of Presentation and Description of Business
We prepared the accompanying interim condensed consolidated financial statements in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles ("U.S. GAAP") for complete financial statements. We believe these Condensed Consolidated Financial Statements include all normal recurring adjustments considered necessary for a fair presentation. Operating results for the six months ended April 1, 2017, are not necessarily indicative of the results that may be expected for our fiscal year ending September 30, 2017. Although our various product lines are sold on a year-round basis, the demand for specific products or styles reflects some seasonality, with sales in our June quarter generally being the highest and sales in our December quarter generally being the lowest. For more information regarding our results of operations and financial position, refer to the Consolidated Financial Statements and footnotes included in our Annual Report on Form 10-K for our fiscal year ended October 1, 2016, filed with the United States Securities and Exchange Commission (“SEC”).
“Delta Apparel”, the “Company”, “we”, “us” and “our” are used interchangeably to refer to Delta Apparel, Inc. together with our domestic wholly-owned subsidiaries, including M.J. Soffe, LLC (“Soffe”), Junkfood Clothing Company (“Junkfood”), Salt Life, LLC (“Salt Life”), and Art Gun, LLC (“Art Gun”), and other international subsidiaries, as appropriate to the context. On March 31, 2017, we sold the Junkfood business to JMJD Ventures, LLC. See Note D—Sale of Junkfood for further information on this transaction.
Delta Apparel, Inc. is an international apparel design, marketing, manufacturing and sourcing company that features a diverse portfolio of lifestyle basics and branded activewear apparel, headwear and related accessory products. We specialize in selling casual and athletic products through a variety of distribution channels and distribution tiers, including department stores, mid and mass channels, e-retailers, independent and specialty stores, and the U.S. military. Our products are also made available direct-to-consumer on our websites and in our branded retail stores. We believe this diversified distribution allows us to capitalize on our strengths to provide casual activewear to consumers purchasing from most types of retailers.
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

Note B—Accounting Policies
Our accounting policies are consistent with those described in our Significant Accounting Policies in our Annual Report on Form 10-K for the fiscal year ended October 1, 2016, filed with the SEC.

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
In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern, ("ASU 2014-15"). The new guidance requires management to evaluate whether there are conditions and events that raise substantial doubt about an entity’s ability to continue as a going concern within one year after the financial statements are issued (or available to be issued when applicable). Management is required to make this evaluation for both annual and interim reporting periods. When management identifies events or conditions that indicate that it is probable that the entity will be unable to meet its obligations as they become due, the standard allows management to consider the mitigating effect of its plans to determine whether substantial doubt is alleviated. Management will have to make certain disclosures if it concludes that substantial doubt exists or when its plans alleviate substantial doubt about the entity’s ability to continue as a going concern. This guidance is effective for annual periods ending after December 15, 2016, and for interim periods within annual periods beginning thereafter, but may be adopted earlier. ASU 2014-15 will therefore be effective for the current annual period ended September 30, 2017. The adoption will not have a material impact on our Consolidated Financial Statements and related disclosures.
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
In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments, ("ASU 2016-15"). ASU 2016-15 clarifies how entities should classify certain cash receipts and payments on the statement of cash flows. The guidance also clarifies how the predominance principle should be applied when cash receipts and cash payments have aspects of more than one class of cash flows. ASU 2016-15 is effective for fiscal periods beginning after December 15, 2018, and interim periods within fiscal years beginning after December 31, 2019. ASU 2016-15 will therefore be effective in our fiscal year ending October 3, 2020. We are evaluating the effect that ASU 2016-15 will have on our Consolidated Financial Statements and related disclosures.
In January 2017, the FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill, ("ASU 2017-04"). ASU 2017-04 simplifies the accounting for goodwill impairment for all entities by eliminating the requirement to calculate the implied fair value of goodwill, Step 2 of today's goodwill impairment test, to measure a goodwill impairment charge. Instead, entities will record an impairment charge based on the excess of a reporting unit's carrying amount over its fair value. The standard does not change the guidance on completing Step 1 of the goodwill impairment test. ASU 2017-04 is effective for annual and interim impairment tests performed in periods beginning after December 15, 2019. Early adoption is permitted. ASU 2017-04 will therefore be effective in our fiscal year ending October 3, 2020. We are evaluating the effect that ASU 2017-04 will have on our Consolidated Financial Statements and related disclosures.

Note D—Sale of Junkfood
On March 31, 2017, we completed the sale of our Junkfood business to JMJD Ventures, LLC, for $27.9 million, with cash received at closing of $25.0 million and the recording of a $2.9 million note receivable with payments due between June 30, 2017, and March 30, 2018, subject to the final tangible asset adjustment. The business sold consisted of vintage-inspired Junk Food branded and private label products sold in the United States and internationally.
The $1.3 million pre-tax gain on the sale of the Junkfood business resulted from the proceeds of $27.9 million less the costs of assets sold and other expenses, and less direct selling costs associated with the transaction. The pre-tax gain was recorded in the Condensed Consolidated Statement of Operations as Gain on sale of business. For income tax purposes, the gain on the sale was treated as a discrete item and resulted in $0.4 million in income tax expense recorded during our 2017 second quarter.

Note E—Restructuring Plan

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
We paid $0.4 million of the above-referenced employee termination benefits during fiscal year 2016 and $0.1 million during the first six months of fiscal year 2017, with $0.1 million remaining accrued at April 1, 2017. We have not incurred, and do not expect to incur, any significant expense related to these manufacturing initiatives in fiscal year 2017.

Note F—Inventories
Inventories, net of $8.8 million in reserves, as of April 1, 2017, and October 1, 2016, consisted of the following (in thousands):

	April 1, 2017	October 1, 2016
Raw materials	$9,271	$11,442
Work in process	16,568	18,158
Finished goods	154,860	134,647
	$180,699	$164,247

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
The Amended Credit Agreement allows us to borrow up to $145 million (subject to borrowing base limitations), including a maximum of $25 million in letters of credit. Provided that no event of default exists, we have the option to increase the maximum credit to $200 million (subject to borrowing base limitations), conditioned upon the Administrative Agent's ability to secure additional commitments and customary closing conditions. The credit facility matures on May 10, 2021. In fiscal year 2016, we paid $1.0 million in financing costs associated with the Amended Credit Agreement. Wells Fargo and the above referenced Lenders consented to the sale of our Junkfood business prior to the March 31, 2017, closing of the transaction.
As of April 1, 2017, there was $77.4 million outstanding under our U.S. revolving credit facility at an average interest rate of 3.5%, and additional borrowing availability of $46.4 million. This credit facility includes a financial covenant requiring that if the amount of availability falls below the threshold amounts set forth in the Amended Credit Agreement, our Fixed Charge Coverage Ratio (“FCCR”) (as defined in the Amended Credit Agreement) for the preceding 12-month period must not be less than 1.1 to 1.0. We were not subject to the FCCR covenant at April 1, 2017, because our availability was above the minimum required under the Amended Credit Agreement. At April 1, 2017, our FCCR was above the required 1.1 to 1.0 ratio and we would have satisfied our financial covenant had we been subject to it. At April 1, 2017, and October 1, 2016, there was $10.6 million and $10.7 million, respectively, of retained earnings free of restrictions to make cash dividends or stock repurchases.
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
In August 2013, we acquired Salt Life and issued two promissory notes in the aggregate principal amount of $22.0 million, which included a one-time installment of $9.0 million that was due and paid as required on September 30, 2014, and quarterly installments commencing on March 31, 2015, with the final installment due on June 30, 2019. The promissory notes are zero-interest notes and state that interest will be imputed as required under Section 1274 of the Internal Revenue Code. We imputed interest at 1.92% on the promissory note that matured June 30, 2016, and was paid in full as required. We impute interest at 3.62% on the promissory note that matures on June 30, 2019. At April 1, 2017, the discounted value of the promissory note outstanding was $6.0 million.
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
Information about these loans and the outstanding balance as of April 1, 2017, is as follows (in thousands):

April 1, 2017
Revolving credit facility established March, 2011, interest at 8.0% due March, 2019	$4,913
Term loan established March, 2011, interest at 7.0%, payable monthly with a seven-year term	$973
Term loan established November, 2014, interest at 7.5%, payable monthly with a six-year term	$2,300
Term loan established June, 2016, interest at 8.0%, payable monthly with a six-year term	$1,504
Term loan established June, 2016, interest at 8.0%, payable monthly with a six-year term	$4,333

Note H—Selling, General and Administrative Expense
We include in selling, general and administrative expenses ("SG&A") costs incurred subsequent to the receipt of finished goods at our distribution facilities, such as the cost of stocking, warehousing, picking, packing, and shipping goods for delivery to our customers. Distribution costs included in SG&A expenses totaled $3.7 million and $3.9 million for the three months ended April 1, 2017, and April 2, 2016, respectively, and totaled $7.2 million and $7.6 million for the six months ended April 1, 2017, and April 2, 2016, respectively. In addition, SG&A expenses include costs related to sales associates, administrative personnel, advertising and marketing expenses, royalty payments on licensed products and other general and administrative expenses.

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
Compensation expense is recorded on the SG&A expense line item in our Condensed Consolidated Statements of Operations over the vesting periods. During the three and six months ended April 1, 2017, we recognized $0.4 million and $1.0 million, respectively, in stock-based compensation expense. During the three and six months ended April 2, 2016, we recognized $0.7 million and $1.1 million, respectively, in stock-based compensation expense.
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
During the three and six months ended April 1, 2017, no restricted stock units or performance units were granted.
During the three months ended April 1, 2017, restricted stock units and performance units, representing 45,000 and 5,000 shares of our common stock, respectively, vested as a result of the sale of the Junkfood business and were issued in accordance with their respective agreements. One-half of the performance units were payable in common stock and one-half were payable in cash. Of the restricted stock units, 42,500 were payable in common stock and 2,500 were payable in cash. The $0.3 million expense related to the accelerated vesting of the equity awards due to the sale of the Junkfood business was recorded in the Gain on sale of business line item in our Condensed Consolidated Statements of Operations.
During the three months ended December 31, 2016, restricted stock units and performance units representing 8,438 and 53,248 shares of our common stock, respectively, vested upon the filing of our Annual Report on Form 10-K for the fiscal year ended October 1, 2016, and were issued in accordance with their respective agreements. One-half of the restricted stock units were payable in common stock and one-half were payable in cash. All of the performance units were payable in common stock.
As of April 1, 2017, there was $1.8 million of total unrecognized compensation cost related to non-vested awards granted under the 2010 Stock Plan. This cost is expected to be recognized over a period of 1.7 years.
Option Plan
All options granted under the Option Plan vested prior to October 3, 2015. As such, no expense was recognized during each of the three-month periods ended April 1, 2017, and April 2, 2016, nor were any options exercised during those periods. No expense was recognized during each of the six-month periods ended April 1, 2017, and April 2, 2016, nor were any options exercised during those periods.

Note J—Purchase Contracts
We have entered into agreements, and have fixed prices, to purchase yarn, finished fabric, and finished apparel products. At April 1, 2017, minimum payments under these contracts were as follows (in thousands):

Yarn	$10,237
Finished fabric	4,006
Finished products	17,819
$32,062

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
The branded segment is comprised of our business units which are focused on specialized apparel garments and headwear to meet consumer preferences and fashion trends, and includes our Salt Life, Soffe, and Coast business units, as well as Junkfood until its divestiture on March 31, 2017. These branded embellished and unembellished products are sold through specialty and boutique shops, upscale and traditional department stores, mid-tier retailers, sporting goods stores, e-retailers and the U.S. military. Products in this segment are marketed under our lifestyle brands of Salt Life®, Soffe®, and COAST®, as well as other labels. The results of the Coast business have been included in the branded segment since acquisition on August 30, 2016, and the results of the Junkfood business were included in the branded segment until its divestiture on March 31, 2017.
Our Chief Operating Decision Maker and management evaluate performance and allocate resources based on profit or loss from operations before interest and income taxes ("segment operating earnings"). Our segment operating earnings may not be comparable to similarly titled measures used by other companies. The accounting policies of our reportable segments are the same as those described in Note 2 in our Annual Report on Form 10-K for the fiscal year ended October 1, 2016, filed with the SEC. Intercompany transfers between operating segments are transacted at cost and have been eliminated within the segment amounts shown in the following table (in thousands).

	Three Months Ended
	April 1, 2017	April 2, 2016
Segment net sales:
Basics	$70,811	$69,840
Branded	33,327	39,320
Total net sales	104,138	109,160

Segment operating income:
Basics	7,560	6,691
Branded	2,780	2,569
Total segment operating income	10,340	9,260

	Six Months Ended
	April 1, 2017	April 2, 2016
Segment net sales:
Basics	$131,647	$131,355
Branded	57,826	67,976
Total net sales	189,473	199,331

Segment operating income:
Basics	12,248	12,460
Branded	1,776	1,816
Total segment operating income	14,024	14,276
The following reconciles the segment operating income to the consolidated income before provision for income taxes (in thousands):

	Three Months Ended		Six Months Ended
	April 1, 2017	April 2, 2016	April 1, 2017	April 2, 2016
Segment operating income	$10,340	$9,260	$14,024	$14,276
Unallocated corporate expenses	2,820	3,329	6,033	6,120
Unallocated interest expense	1,312	1,396	2,613	2,671
Consolidated income before provision for income taxes	$6,208	$4,535	$5,378	$5,485

As a result of the sale of the Junkfood business, see Note D—Sale of Junkfood, branded segment assets have declined by approximately $19.6 million from October 1, 2016, to $136.6 million as of April 1, 2017. Basics segment assets have increased by $14.1 million since October 1, 2016, to $192.5 million as of April 1, 2017, due principally to having higher inventory levels to better service our customers during the spring selling season.

Note L—Income Taxes
Our effective income tax rate for the six months ended April 1, 2017, was 26.7%, compared to our effective income tax rate of 25.0% for the same period in the prior year, and 18.8% for the fiscal year ended October 1, 2016. During the second quarter of fiscal year 2017, we recognized a $1.3 million pre-tax gain on the sale of the Junkfood business. See Note D—Sale of Junkfood for further information on this transaction. We accounted for this event as a discrete item for tax provision purposes, recording tax expense on the pre-tax gain. Excluding the effect of this discrete item, the effective tax provision on operations for the six months ended April 1, 2017, was 24.0%.
We benefit from having income in foreign jurisdictions that are either exempt from income taxes or have tax rates that are lower than the United States. Based on our current projected pre-tax income and the anticipated amount of U.S. taxable income compared to profits in the offshore taxable and tax-free jurisdictions in which we operate, our estimated annual income tax rate for the fiscal year ending September 30, 2017, is currently expected to be approximately 24.0%. However, changes in the mix of U.S. taxable income compared to profits in tax-free jurisdictions can have a significant impact on our overall effective tax rate. In addition, any changes to tax regulations could adversely affect our financial position and results of operations.
We file income tax returns in the U.S. federal jurisdiction and various state, local and foreign jurisdictions. Tax years 2013 and 2014, according to statute and with few exceptions, remain open to examination by various federal, state, local and foreign jurisdictions.

Note M—Derivatives and Fair Value Measurements
From time to time, we may use interest rate swaps or other instruments to manage our interest rate exposure and reduce the impact of future interest rate changes. These financial instruments are not used for trading or speculative purposes. We have designated our interest rate swap contracts as cash flow hedges of our future interest payments. As a result, the gains and losses on the swap contracts are reported as a component of other comprehensive income and are reclassified into interest expense as the related interest payments are made. Outstanding instruments as of April 1, 2017, are as follows:

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

The following financial liabilities are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements Using
Period Ended	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest Rate Swaps
April 1, 2017	$(47)	—	$(47)	—
October 1, 2016	$(182)	—	$(182)	—

Cotton Options
April 1, 2017	$(44)	$(44)	—	—
October 1, 2016	$—	$—	—	—

Contingent Consideration
April 1, 2017	$(2,300)	—	—	$(2,300)
October 1, 2016	$(2,500)	—	—	$(2,500)
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

The following table summarizes the fair value and presentation in the Condensed Consolidated Balance Sheets for derivatives related to our interest swap agreements as of April 1, 2017, and October 1, 2016 (in thousands):

	April 1, 2017	October 1, 2016
Deferred tax assets	18	70
Accrued expenses	(47)	(182)
Accumulated other comprehensive loss	$(29)	$(112)
In August 2013, we acquired Salt Life and issued contingent consideration payable in cash after the end of calendar year 2019 if financial performance targets involving the sale of Salt Life-branded products are met during the 2019 calendar year.  We used a Monte Carlo model utilizing the historical results and projected cash flows based on the contractually defined terms, discounted as necessary, to estimate the fair value of the contingent consideration for Salt Life at the acquisition date as well as to remeasure the contingent consideration related to the acquisition of Salt Life at each reporting period.  Accordingly, the fair value measurement for contingent consideration falls in Level 3 of the fair value hierarchy.
At April 1, 2017, we had $2.3 million accrued in contingent consideration related to the Salt Life acquisition, a $0.2 million reduction from the accrual at October 1, 2016. The reduction in the fair value of contingent consideration is based on the inputs into the Monte Carlo model, including the time remaining in the measurement period. The sales expectations for calendar year 2019 have not significantly changed from the sales used in the valuation of contingent consideration at acquisition. No contingent consideration is expected to be paid under the terms of our acquisition of the Art Gun business.

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

Note N—Repurchase of Common Stock
As of April 1, 2017, our Board of Directors authorized management to use up to $40.0 million to repurchase stock in open market transactions under our Stock Repurchase Program.
During the March quarter of fiscal years 2017 and 2016, we purchased 49,400 and 45,460 shares, respectively, of our common stock for a total cost of $0.8 million and $0.7 million, respectively. Through April 1, 2017, we have purchased 2,576,193 shares of our common stock for an aggregate of $32.5 million since the inception of our Stock Repurchase Program. All purchases were made at the discretion of management and pursuant to the safe harbor provisions of SEC Rule 10b-18. As of April 1, 2017, $7.5 million remained available for future purchases under our Stock Repurchase Program, which does not have an expiration date.
The following table summarizes the purchases of our common stock for the quarter ended April 1, 2017:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Dollar Value of Shares that May Yet Be Purchased Under the Plans
January 1, 2017 to February 4, 2017	—	$0.00	—	$8.3	million
February 5, 2017 to March 4, 2017	—	$0.00	—	$8.3	million
March 5, 2017 to April 1, 2017	49,400	$16.24	49,400	$7.5	million
Total	49,400	$16.24	49,400	$7.5	million

Note P—License Agreements
We have entered into license agreements that provide for royalty payments on net sales of licensed products as set forth in the agreements. These license agreements are within our branded segment. We incurred royalty expense (included in SG&A expenses) of $1.0 million and $1.5 million in each of the second quarters of fiscal years 2017 and 2016, respectively. Royalty expense for the six months ended April 1, 2017, and April 2, 2016, were approximately $2.4 million and $3.4 million, respectively.
At April 1, 2017, based on minimum sales requirements, future minimum royalty payments required under these license agreements were as follows (in thousands):

Fiscal Year	Amount
2017	$51
2018	60
$111

Our license agreements have been predominately associated with the Junkfood business, which was sold on March 31, 2017. See Note D—Sale of Junkfood for further information on this transaction. With the divestiture of the Junkfood business, license agreements are not expected to be a significant part of our business going forward.

Note Q—Goodwill and Intangible Assets
Components of intangible assets consist of the following (in thousands):

	April 1, 2017			October 1, 2016
	Cost	Accumulated Amortization	Net Value	Cost	Accumulated Amortization	Net Value	Economic Life

Goodwill	$19,917	$—	$19,917	$36,729	$—	$36,729	N/A

Intangibles:
Tradename/trademarks	$16,090	$(1,922)	$14,168	$17,620	$(2,514)	$15,106	20 – 30 yrs
Customer relationships	—	—	—	7,220	(4,016)	3,204	20 yrs
Technology	1,220	(886)	334	1,220	(826)	394	10 yrs
License agreements	2,100	(372)	1,728	2,100	(320)	1,780	15 – 30 yrs
Non-compete agreements	1,037	(666)	371	1,287	(849)	438	4 – 8.5 yrs
Total intangibles	$20,447	$(3,846)	$16,601	$29,447	$(8,525)	$20,922

Goodwill represents the acquired goodwill net of the cumulative impairment losses recorded in fiscal year 2011 of $0.6 million. The goodwill recorded on our financial statements is all included in the branded segment.
The sale of Junkfood, completed on March 31, 2017, included intangible assets, net of accumulated amortization, consisting of trademarks of $0.6 million and customer relationships of $3.0 million. Goodwill associated with Junkfood was reduced by $16.8 million as a result of the sale.
Amortization expense for intangible assets was $0.4 million for the three-month period ended April 1, 2017, and $0.3 million for the three-month period ended April 2, 2016. Each of the six-month periods ended April 1, 2017, and April 2, 2016, amortization expense was $0.7 million. Amortization expense is estimated to be approximately $1.1 million for fiscal year 2017, $0.9 million for fiscal years 2018 and 2019, $0.7 million for fiscal year 2020, and $0.6 million for fiscal year 2021.

Note R—Subsequent Events
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

Business Outlook
On March 31, 2017, we sold the Junkfood business, a niche participant in the licensed-graphics space. Over the years, this has been a good business for us and we enjoyed nurturing it as well as seeing it more than double its revenue while we owned it. That being said, the retail environment and the marketplace for licensed-graphic tees has been changing, and being a niche player in this space has become increasingly challenging. The sale puts the Junk Food brand in the hands of others more focused on this space who can continue to grow and develop the brand. For us, the sale of the business worked out well, yielding us a net gain of $0.11 per diluted share, and enabling us to further narrow our focus on the areas of our business that we believe will have the most significant impact on our growth and profitability. The proceeds are being used to fund increased share repurchases and deleverage our balance sheet, giving us more flexibility to fund both organic and strategic growth opportunities.
During the quarter, our net income increased to $4.5 million, or $0.58 per diluted share, a 35% increase from $3.4 million, or $0.43 per diluted share, in the prior year second quarter. More significantly, after excluding the gain on the sale of Junkfood, our earnings were nearly 10% higher than those in the prior year. The Junkfood business has recently been very challenging, culminating in a 40% sales decline in the March quarter and a $1.2 million decrease in operating profit. Adjusting the quarter to remove the Junkfood operating results as well as the gain on the sale of the business, we achieved an 8% operating profit, a 160 basis point, or 25% improvement, over the prior year quarter. This is a significant improvement in profitability, especially given the relatively flat sales versus the prior year’s quarter. Our operating profit, without adjusting for Junkfood as mentioned above, was $7.5 million, or 7.2% of sales.

We achieved significant improvement in our Delta Activewear business during the second quarter. This was a result of our expanded sales and marketing strategies, our new product introductions, and our manufacturing realignment that was completed last year. The introduction of our Delta Activewear’s 2017 fashion basics products is going well, particularly the Delta Platinum line, which features softer fabrics, a refreshingly different color palate and great price points. The continued growth in programs with some of our international brand partners bolstered our private label business, as there is solid demand for our specialized vertical manufacturing capabilities combined with our sensitivity to social and environmental compliance that are so important to major brands and retailers. We met our production and cost goals that we set for our manufacturing realignment. We saw the initial positive results in the March period, and expect them to become increasingly apparent in the second half of the fiscal year.
Art Gun achieved outstanding results in the first half of the year, positioning itself for strong 2017 performance. Art Gun’s ecommerce fulfillment and digital print model provides a unique service model to the new retail landscape, where products are ‘virtual’ until sold. We already have additional equipment on order to expand Art Gun’s capacity to keep pace with demand, particularly during the upcoming holiday season. Over the next several quarters we will also be expanding our geographic footprint with Art Gun, utilizing our existing distribution facilities, to better serve customers with reduced shipping times and getting products to the end consumer faster, while also allowing us to leverage existing inventories.
During the quarter, Salt Life experienced strong shipments for initial spring store sets and early indications point to good spring sell-through. Our product expansions in ladies and youth products are driving growth in these channels, and our performance products continue to be a strong product category. Salt Life has attracted a large internet following through its YouTube and other social media outlets, achieving over 1 million followers across social media. The traffic on the Salt Life website was up 24% and, through higher conversions and larger purchases, sales on the website grew by over 40%. We also have just introduced a new Salt Life Rewards program that provides a bonus incentive to consumers who shop on the Salt Life website. Overall, we anticipate continued double-digit growth through Salt Life’s omni-channel model and its branded ecommerce site.
Soffe, which is rebuilding volume through several emerging channels of distribution, is gradually overcoming the difficulties posed by some of its traditional retail customers. We are building our direct to consumer business at Soffe, achieving double-digit growth on our Soffe website. We opened a new Soffe retail store earlier in the year, and plan to open two more during the remainder of the year. The retail stores are expected to be profitable and are used to reinforce the Soffe brand identity and connect directly with our consumers. We are seeing profits at Soffe, although still well below our long term goals. As we continue to build on the strength of the Soffe brand and leverage our strengths in Made in America products, along with continued improvement on the operational side, we believe Soffe can improve its profitability to meet our goals for the business.
While the retail environment continues to be a challenge, we believe that the strategic initiatives we completed over the last several years, combined with our broad channels of distribution, will result in a future of solid performance for Delta Apparel.

Results of Operations
Net sales for the second quarter of 2017 were $104.1 million compared to $109.2 million in the prior year period. Salt Life and Art Gun continued their strong sales growth with double-digit sales increases and Delta Activewear achieved 1% sales growth over the prior year period despite continued weakness in the retail licensing market. The overall decline from the prior year was primarily related to the Junkfood business which was sold on March 31, 2017. For the first six months of fiscal year 2017, net sales were $189.5 million compared to $199.3 million in the prior year period.
Our direct-to-consumer and ecommerce sales represented 5.2% of total revenues for the second quarter of 2017. For the first six-month period ended April 1, 2017, direct-to-consumer sales and ecommerce sales were 6.1% of total revenues. Overall our direct-to-consumer ecommerce growth for the second quarter and first six months of fiscal year 2017 were 17.4% and 21.0%, respectively, driven from increased sales on our Salt Life and Soffe sites.
Gross margins were relatively flat at 23.3% for the quarter compared with 23.6% in the 2016 second quarter. Basics segment gross margins expanded by 90 basis points during the quarter. Excluding the Junkfood business, gross margins expanded by 290 basis points from prior year.
Selling, general, and administrative expenses were $18.3 million, or 17.5% of sales, for the quarter ended April 1, 2017, compared to $20.0 million, or 18.4% of sales, in the prior year period. The decrease in expenses from the prior year was primarily attributable to higher bad debt expense in the prior year as well as decreased selling costs, including royalty expenses.
The change in fair value of contingent consideration was associated with the Salt Life acquisition. Based upon our updated analysis, the fair value of this liability decreased $0.1 million in both the 2017 and 2016 second quarters, principally from the reduced remaining time in the measurement period, resulting in the gains recorded. The sales expectations for calendar year 2019 have not significantly changed from the sales expectations used in the valuation of contingent consideration at acquisition.
During the second quarter of 2017, we recognized $1.4 million in other income compared to $0.1 million in the prior year period and $1.6 million in the first six months of fiscal year 2017 compared to $0.2 million in the prior year six month period. The increase over prior year is due to the $1.3 million gain resulting from the sale of the Junkfood business.

Net interest expense for the second quarter of fiscal years 2017 and 2016 was $1.3 million and $1.4 million, respectively. In the first six months of fiscal year 2017, net interest expense totaled $2.6 million compared to $2.7 million in the prior year.
Our effective income tax rate for the six months ended April 1, 2017, was 26.7%, compared to our effective income tax rate of 25.0% for the same period last year and 18.8% for the full fiscal year 2016. We recorded income tax expense of $1.4 million during the six months ended April 1, 2017. During the quarter, we recognized a $1.3 million pre-tax gain on the sale of the Junkfood business. We accounted for this transaction as a discrete item for tax provision purposes, recording $0.4 million of tax expense on the pre-tax gain. Excluding the effect of this discrete item, the effective tax rate on operations for the six months ended April 1, 2017, was 24.0%. We benefit from having income in foreign jurisdictions that are either exempt from income taxes or have tax rates that are lower than those in the United States. Based on our current projected pre-tax income and the anticipated amount of U.S. taxable income compared to profits in the offshore taxable and tax-free jurisdictions in which we operate, our estimated annual income tax rate for the fiscal year ending September 30, 2017, is expected to be approximately 24.0%. However, changes in the mix of U.S. taxable income compared to profits in tax-free jurisdictions can have a significant impact on our overall effective tax rate.
Our net earnings for the quarter were $4.5 million, or $0.58 per diluted share, compared with net earnings of $3.4 million, or $0.43 per diluted share, in the prior year quarter. Excluding the gain on the sale of the Junkfood business, net of taxes, our earnings would have been $3.7 million, or $0.47 per diluted share.
At April 1, 2017, accounts receivable were $59.6 million compared to $60.2 million at April 2, 2016, and $63.6 million as of October 1, 2016. Days sales outstanding were 49 days as of April 1, 2017, and April 2, 2016, compared to 54 days at October 1, 2016.
Inventory levels increased $16.5 million from October 1, 2016, to $180.7 million at April 1, 2017. The increase from October 1, 2016, is due to the seasonally higher inventory levels coupled with an increase in our finished goods levels to better support our customers needs.
Capital expenditures were $2.2 million during the second quarter of fiscal year 2017. Our capital expenditures primarily related to investments in our direct-to-consumer business including our retail stores and enhancements to our information technology systems as well as expenditures related to machinery and equipment. Depreciation and amortization expense, including non-cash compensation, was $2.8 million for the second quarter of fiscal year 2017, and $5.6 million for the first six months of fiscal year 2017.
Total debt at April 1, 2017, was $97.4 million compared with $115.8 million at April 2, 2016. The decrease in debt from the prior year is primarily due to the $25.0 million proceeds received on the sale of the Junkfood business offset by borrowings to fund increased inventory levels compared to the prior year.
Branded Segment
Sales in the branded segment were $33.3 million compared to $39.3 million in the prior year quarter. Salt Life achieved sales growth of 10.4% during the quarter, but this was offset by sales declines at Soffe and Junkfood. Soffe sales declined $1.1 million from the prior year quarter principally from the loss of sales associated with the bankruptcy of The Sports Authority, while Junkfood sales declined 40% million from the prior year quarter. Year-to-date sales for fiscal year 2017 in the branded segment were $57.8 million compared to $68.0 million in the prior year. Salt Life sales for the first six months grew by 8.3%, while Soffe sales for the first six months declined primarily due to the bankruptcy of The Sports Authority.
Operating income in the branded segment was $2.8 million, an increase of $0.2 million compared to the prior year quarter. The decreased income was driven from lower sales and offset partially by lower SG&A costs. Excluding Junkfood, operating income would have increased by $0.1 million from the prior year quarter.
Basics Segment
Net sales in our basics segment grew 1.4% in the second quarter to $70.8 million from $69.8 million in the prior year period. Sales at Art Gun were up 11% compared to the prior year on 18% higher units. In our Delta Activewear business, the retail licensing channel experienced slower sales at retail that impacted the blank business as well as our private label programs. However, ad-specialty channel sales and fashion basic style sales increased from the prior year. For the first six months of fiscal year 2017, basic segment sales increased to $131.6 million from $131.4 million.
Basics segment operating income increased to $7.6 million in the second quarter of 2017 from $6.7 million in the prior year quarter principally from improved gross margins. Operating income for the first six months in the basics segment was relatively flat compared to the prior year at 9.3% of sales compared to 9.5% in the prior year six months.

Liquidity and Capital Resources
Our current primary cash needs are for working capital, capital expenditures, and debt service, as well as to fund share repurchases under our Stock Repurchase Program.

Operating Cash Flows
Operating activities used $0.2 million and $5.4 million in cash in the first six months of fiscal years 2017 and 2016, respectively. The decreased outflow from the prior year is due to slightly higher collections from our customers and better leveraging of supply terms. This was partially offset by the payment of the incentive compensation related to the 2016 fiscal year results and increased inventory levels.
Investing Cash Flows
Capital expenditures during the first six months of fiscal year 2017 were $3.7 million compared to $5.0 million in the same period last year. Capital expenditures in both periods primarily related to machinery and equipment, along with investments in our direct-to-consumer initiatives and information technology systems. There were $1.6 million in expenditures financed under a lease arrangement and $0.5 million in unpaid expenditures in the first six months of fiscal 2017. We anticipate our fiscal year 2017 capital expenditures to be approximately $10 million and to be focused primarily on manufacturing equipment, along with direct-to-consumer, and information technology enhancements.
Financing Activities
During the six months ended April 1, 2017, cash used by financing activities was $20.8 million compared to $10.8 million provided by financing activities for the first six months ended April 2, 2016. The cash received from the sale of the Junkfood business was used to reduce debt and was partially offset by cash used for operating activities, capital expenditures, and share repurchases.
Based on our current expectations, we believe that our credit facility should be sufficient to satisfy our foreseeable working capital needs, and that cash flow generated by our operations and funds available under our credit facility should be sufficient to service our debt payment requirements, to satisfy our day-to-day working capital needs and to fund our planned capital expenditures. Any material deterioration in our results of operations, however, may result in the loss of our ability to borrow under our revolving credit facility and to issue letters of credit to suppliers, or may cause the borrowing availability under our facility to be insufficient for our needs. Availability under our credit facility is primarily a function of the levels of our accounts receivable and inventory. A significant deterioration in our accounts receivable or inventory levels could restrict our ability to borrow additional funds or service our indebtedness. Moreover, our credit facility includes a financial covenant that if the availability under our credit facility falls below the amounts specified in our credit agreement, our fixed charge coverage ratio (FCCR) for the preceding 12-month period must not be less than 1.1 to 1.0. While our availability at April 1, 2017, was above the minimum thresholds specified in our credit agreement, a significant deterioration in our business could cause our availability to fall below such thresholds, thereby requiring us to maintain the minimum FCCR specified in our credit agreement. As of April 1, 2017, our FCCR was above the minimum threshold specified in our credit agreement.
Purchases By Delta Apparel Of Its Own Shares
During the six months ended April 1, 2017, we purchased 96,043 shares of our common stock for an aggregate amount of $1.6 million (see Note O-Repurchase of Common Stock). As of April 1, 2017, there was $7.5 million of share repurchase authorization remaining. We evaluate current leverage, working capital requirements, our free cash flow outlook, stock valuation and future business opportunities to determine when we believe the repurchase of our stock is a sound investment opportunity that we can pursue without sacrificing future growth plans.

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
A detailed discussion of critical accounting policies is contained in the Significant Accounting Policies included in Note 2 to the Audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended October 1, 2016, and there have been no changes in those policies since the filing of that Annual Report on Form 10-K with the SEC.

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
Yarn with respect to which we have fixed cotton prices at April 1, 2017, was valued at $10.2 million, and is scheduled for delivery between April 2017 and October 2017. At April 1, 2017, a 10% decline in the market price of the cotton covered by our fixed price yarn would have had a negative impact of approximately $0.8 million on the value of the yarn. This compares to what would have been a negative impact of $0.9 million at our 2016 fiscal year-end based on the yarn with fixed cotton prices at October 1, 2016. The impact of a 10% decline in the market price of the cotton covered by our fixed price yarn would have been lower at April 1, 2017, than at October 1, 2016, due to decreased commitments at April 1, 2017, compared to October 1, 2016, partially offset by higher cotton costs.
We may use derivatives, including cotton option contracts, to manage our exposure to movements in commodity prices. We do not designate our options as hedge instruments upon inception. Accordingly, we mark to market changes in the fair market value of the options in cost of goods sold in our Condensed Consolidated Statements of Operations. See Note M—Derivatives and Fair Value Measurements for further discussion on derivatives and fair value measurements.
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
Interest Rate Sensitivity
Our U.S. revolving credit facility provides that the outstanding amounts owed shall bear interest at variable rates. If the amount of outstanding floating rate indebtedness at April 1, 2017, under our U.S. revolving credit facility had been outstanding during the entire three months ended April 1, 2017, and the interest rate on this outstanding indebtedness was increased by 100 basis points, our expense would have increased by approximately $43 thousand, or 3.3% of actual interest expense, during the quarter. This compares to an increase of $0.3 million, or 6.1%, for the 2016 fiscal year based on the outstanding floating rate indebtedness at October 1, 2016, or an average of $80 thousand per quarter. The dollar amount, as well as the percentage, of the increase in interest expense is lower as of April 1, 2017, primarily due to the lower floating rate debt level as of April 1, 2017, compared to October 1, 2016. The actual increase in interest expense resulting from a change in interest rates would depend on the magnitude of the increase in rates and the average principal balance of floating rate indebtedness.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of April 1, 2017, and, based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures were effective at the evaluation date.
Changes in Internal Control Over Financial Reporting
There was no change during the second quarter of fiscal year 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings
See Note N—Legal Proceedings in Item 1, which is incorporated herein by reference.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(c) Repurchases of Common Stock
See Note O—Repurchase of Common Stock and Note G—Debt, in Item 1, which are incorporated herein by reference.

Item 6.	Exhibits
Exhibits

10.1	Form of Performance Unit Award Agreement

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DELTA APPAREL, INC. (Registrant)
Date	May 8, 2017	By:	/s/ Deborah H. Merrill
Deborah H. Merrill Chief Financial Officer and President, Delta Basics