Form 10-Q
period 2017-07-01
DELTA APPAREL, INC
filed 2017-08-01
CIK 1101396

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 1, 2017
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

As of July 21, 2017, there were outstanding 7,488,661 shares of the registrant’s common stock, par value of $0.01 per share, which is the only class of outstanding common or voting stock of the registrant.

PART 1.	FINANCIAL INFORMATION

Item 1.	Financial Statements
Delta Apparel, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Amounts in thousands, except share amounts and per share data)
(Unaudited)

	July 1, 2017	October 1, 2016
Assets
Current assets:
Cash and cash equivalents	$489	$397
Accounts receivable, less allowances of $1,852 and $1,978, respectively	56,310	63,609
Income tax receivable	842	86
Inventories, net	175,873	164,247
Note receivable	2,889	—
Prepaid expenses and other current assets	4,414	4,145
Total current assets	240,817	232,484

Property, plant and equipment, net of accumulated depreciation of $67,453 and $63,585, respectively	42,443	43,503
Goodwill	19,917	36,729
Intangibles, net	16,376	20,922
Deferred income taxes	3,705	5,246
Other assets	6,034	5,768
Total assets	$329,292	$344,652

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$47,491	$51,395
Accrued expenses	17,832	21,706
Current portion of long-term debt	7,771	9,192
Total current liabilities	73,094	82,293

Long-term debt, less current maturities	94,885	106,603
Other liabilities	2,141	1,241
Contingent consideration	1,900	2,500
Total liabilities	$172,020	$192,637

Shareholders’ equity:
Preferred stock—$0.01 par value, 2,000,000 shares authorized, none issued and outstanding	—	—
Common stock —$0.01 par value, 15,000,000 shares authorized, 9,646,972 shares issued, and 7,495,326 and 7,609,727 shares outstanding as of July 1, 2017 and October 1, 2016, respectively	96	96
Additional paid-in capital	60,880	60,847
Retained earnings	125,091	116,679
Accumulated other comprehensive loss	(12)	(112)
Treasury stock —2,151,646 and 2,037,245 shares as of July 1, 2017 and October 1, 2016, respectively	(28,783)	(25,495)
Total shareholders’ equity	157,272	152,015
Total liabilities and shareholders' equity	$329,292	$344,652
See accompanying Notes to Condensed Consolidated Financial Statements.

Delta Apparel, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Net sales	$104,281	$111,552	$293,755	$310,883
Cost of goods sold	82,012	86,566	229,697	241,301
Gross profit	22,269	24,986	64,058	69,582

Selling, general and administrative expenses	16,964	19,396	52,523	56,311
Change in fair value of contingent consideration	(400)	(300)	(600)	(600)
Gain on sale of business	—	—	(1,295)	—
Restructuring costs	—	1,663	—	1,663
Other income, net	(146)	—	(413)	(178)
Operating income	5,851	4,227	13,843	12,386

Interest expense, net	1,256	1,338	3,868	4,009
Income before provision for income taxes	4,595	2,889	9,975	8,377
Provision for income taxes	127	347	1,563	1,716
Net income	$4,468	$2,542	$8,412	$6,661

Basic earnings per share	$0.59	$0.33	$1.11	$0.86
Diluted earnings per share	$0.57	$0.32	$1.07	$0.84

Weighted average number of shares outstanding	7,541	7,714	7,580	7,736
Dilutive effect of stock options and awards	325	288	289	235
Weighted average number of shares assuming dilution	7,866	8,002	7,869	7,971
See accompanying Notes to Condensed Consolidated Financial Statements.

Delta Apparel, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Amounts in thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Net income	$4,468	$2,542	$8,412	$6,661
Other comprehensive income related to unrealized gain on derivatives, net of income tax	18	26	100	220
Comprehensive income	$4,486	$2,568	$8,512	$6,881

See accompanying Notes to Condensed Consolidated Financial Statements.

Delta Apparel, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	Nine Months Ended
	July 1, 2017	July 2, 2016
Operating activities:
Net income	$8,412	$6,661
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	7,203	7,209
Amortization of deferred financing fees	247	335
Excess tax benefits from stock awards	(379)	(89)
Provision for deferred income taxes	1,541	1,735
Gain on sale of Junkfood assets	(1,295)	—
Non-cash stock compensation	1,223	1,450
Change in the fair value of contingent consideration	(600)	(600)
Fixed asset impairment charge	—	831
Loss on disposal of equipment	11	63
Changes in operating assets and liabilities:
Accounts receivable, net	7,299	2,876
Inventories, net	(15,104)	(18,775)
Prepaid expenses and other assets	(777)	(2,238)
Other non-current assets	(521)	47
Accounts payable	(3,529)	(4,084)
Accrued expenses	(4,323)	(2,459)
Income taxes	(377)	(108)
Other liabilities	77	128
Net cash used in operating activities	(892)	(7,018)

Investing activities:
Purchases of property and equipment, net	(5,513)	(9,480)
Proceeds from sale of Junkfood assets	25,000	—
Proceeds from sale of fixed assets	1	23
Net cash provided by (used in) investing activities	19,488	(9,457)

Financing activities:
Proceeds from long-term debt	349,555	372,608
Repayment of long-term debt	(362,694)	(352,517)
Repayment of capital financing	(450)	(251)
Payment of deferred financing fees	—	(1,001)
Repurchase of common stock	(4,127)	(1,818)
Payment of withholding taxes on stock awards	(1,167)	(163)
Excess tax benefits from stock awards	379	89
Net cash (used in) provided by financing activities	(18,504)	16,947
Net increase in cash and cash equivalents	92	472
Cash and cash equivalents at beginning of period	397	300
Cash and cash equivalents at end of period	$489	$772

Supplemental cash flow information:
Cash paid during the period for interest	$3,462	$3,274
Cash paid during the period for income taxes, net of refunds received	$354	$217
Non-cash financing activity - capital lease agreements	$1,675	$1,374
Non-cash financing activity - note receivable	$2,889	$—

See accompanying Notes to Condensed Consolidated Financial Statements.

Delta Apparel, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note A—Basis of Presentation and Description of Business
We prepared the accompanying interim condensed consolidated financial statements in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles ("U.S. GAAP") for complete financial statements. We believe these Condensed Consolidated Financial Statements include all normal recurring adjustments considered necessary for a fair presentation. Operating results for the nine-month period ended July 1, 2017, are not necessarily indicative of the results that may be expected for our fiscal year ending September 30, 2017. Although our various product lines are sold on a year-round basis, the demand for specific products or styles reflects some seasonality, with sales in our June quarter generally being the highest and sales in our December quarter generally being the lowest. For more information regarding our results of operations and financial position, refer to the Consolidated Financial Statements and footnotes included in our Annual Report on Form 10-K for our fiscal year ended October 1, 2016, filed with the United States Securities and Exchange Commission (“SEC”).
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
Delta Apparel, Inc. is an international apparel design, marketing, manufacturing and sourcing company that features a diverse portfolio of lifestyle basics and branded activewear apparel, headwear and related accessory products. We specialize in selling casual and athletic products through a variety of distribution channels and distribution tiers, including department stores, mid and mass channels, e-retailers, sporting goods and outdoor retailers, independent and specialty stores, and the U.S. military. Our products are also made available direct-to-consumer on our websites and in our branded retail stores. We believe this diversified distribution allows us to capitalize on our strengths to provide casual activewear to consumers purchasing from most types of retailers.
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
In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern, ("ASU 2014-15"). The new guidance requires management to evaluate whether there are conditions and events that raise substantial doubt about an entity’s ability to continue as a going concern within one year after the financial statements are issued (or available to be issued when applicable). Management is required to make this evaluation for both annual and interim reporting periods. When management identifies events or conditions that indicate that it is probable that the entity will be unable to meet its obligations as they become due, the standard allows management to consider the mitigating effect of its plans to determine whether substantial doubt is alleviated. Management will have to make certain disclosures if it concludes that substantial doubt exists or when its plans alleviate substantial doubt about the entity’s ability to continue as a going concern. This guidance is effective for annual periods ending after December 15, 2016, and for interim periods within annual periods beginning thereafter, but may be adopted earlier. ASU 2014-15 will therefore be effective for the current annual period ending September 30, 2017. The adoption will not have a material impact on our Consolidated Financial Statements and related disclosures.
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

Note D—Sale of Junkfood
On March 31, 2017, we completed the sale of our Junkfood business to JMJD Ventures, LLC, for $27.9 million, with cash received at closing of $25.0 million and the recording of a $2.9 million note receivable with payments scheduled due between June 30, 2017, and March 30, 2018, subject to a final tangible asset adjustment which was made in the quarter. The note receivable was amended on June 29, 2017, to revise the repayment schedule for payments to be made between September 29, 2017, and March 30, 2018. The business sold consisted of vintage-inspired Junk Food branded and private label products sold in the United States and internationally.
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
We paid $0.4 million of the above-referenced employee termination costs during fiscal year 2016 and $0.1 million during the first nine months of fiscal year 2017, with $0.1 million remaining accrued at July 1, 2017. We have not incurred, and do not expect to incur, any significant expense related to these manufacturing initiatives in fiscal year 2017.

Note F—Inventories
Inventories, net of $9.0 million and $8.8 million in reserves, as of July 1, 2017, and October 1, 2016, respectively, consisted of the following (in thousands):

	July 1, 2017	October 1, 2016
Raw materials	$8,623	$11,442
Work in process	18,969	18,158
Finished goods	148,281	134,647
	$175,873	$164,247

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
The Amended Credit Agreement allows us to borrow up to $145 million (subject to borrowing base limitations), including a maximum of $25 million in letters of credit. Provided that no event of default exists, we have the option to increase the maximum credit to $200 million (subject to borrowing base limitations), conditioned upon the Administrative Agent's ability to secure additional commitments and customary closing conditions. The credit facility matures on May 10, 2021. In fiscal year 2016, we paid $1.0 million in financing costs associated with the Amended Credit Agreement. Wells Fargo and the above-referenced Lenders consented to the sale of our Junkfood business prior to the March 31, 2017, closing of the transaction.
As of July 1, 2017, there was $84.2 million outstanding under our U.S. revolving credit facility at an average interest rate of 3.3% and additional borrowing availability of $38.4 million. This credit facility includes a financial covenant requiring that if the amount of availability falls below the threshold amounts set forth in the Amended Credit Agreement, our Fixed Charge Coverage Ratio (“FCCR”) (as defined in the Amended Credit Agreement) for the preceding 12-month period must not be less than 1.1 to 1.0. We were not subject to the FCCR covenant at July 1, 2017, because our availability was above the minimum required under the Amended Credit Agreement. At July 1, 2017, and October 1, 2016, there was $10.5 million and $10.7 million, respectively, of retained earnings free of restrictions to make cash dividends or stock repurchases.

The Amended Credit Agreement contains a subjective acceleration clause and a “springing” lockbox arrangement (as defined in FASB Codification No. 470, Debt ("ASC 470")) whereby remittances from customers will be forwarded to our general bank account and will not reduce the outstanding debt until and unless a specified event or an event of default occurs. Pursuant to ASC 470, we classify borrowings under the Amended Credit Agreement as long-term debt.
In August 2013, we acquired Salt Life and issued two promissory notes in the aggregate principal amount of $22.0 million, which included a one-time installment of $9.0 million that was due and paid as required on September 30, 2014, and quarterly installments commencing on March 31, 2015, with the final installment due on June 30, 2019. The promissory notes are zero-interest notes and state that interest will be imputed as required under Section 1274 of the Internal Revenue Code. We imputed interest at 1.92% on the promissory note that matured June 30, 2016, and was paid in full as required. We impute interest at 3.62% on the promissory note that matures on June 30, 2019. At July 1, 2017, the discounted value of the promissory note outstanding was $5.3 million.
Since March 2011, we have entered into loans and a revolving credit facility with Banco Ficohsa, a Honduran bank, to finance both the operations and capital expansion of our Honduran facilities. Each of these loans is secured by a first-priority lien on the assets of our Honduran operations and is not guaranteed by our U.S. entities. These loans are denominated in U.S. dollars and the carrying value of the debt approximates the fair value. The revolving credit facility requires minimum payments during each six-month period of the 18-month term; however, the loan agreement permits additional drawdowns to the extent payments are made and certain objective covenants are met. The current revolving Honduran debt, by its nature, is not long-term, as it requires scheduled payments each six months. However, as the loan permits us to re-borrow funds up to the amount repaid, subject to certain covenants, and we intend to re-borrow funds, subject to those covenants, the amounts have been classified as long-term debt.
Information about these loans and the outstanding balances as of July 1, 2017, is as follows (in thousands):

July 1, 2017
Revolving credit facility established March, 2011, interest at 8.0% due March, 2019	$4,750
Term loan established March, 2011, interest at 7.0%, payable monthly with a seven-year term	$730
Term loan established November, 2014, interest at 7.5%, payable monthly with a six-year term	$2,150
Term loan established June, 2016, interest at 8.0%, payable monthly with a six-year term	$1,431
Term loan established June, 2016, interest at 8.0%, payable monthly with a six-year term	$4,083

Note H—Selling, General and Administrative Expense
We include in selling, general and administrative ("SG&A") expenses costs incurred subsequent to the receipt of finished goods at our distribution facilities, such as the cost of stocking, warehousing, picking, packing, and shipping goods for delivery to our customers. Distribution costs included in SG&A expenses totaled $3.8 million and $3.7 million for the three-month periods ended July 1, 2017, and July 2, 2016, respectively, and totaled $10.9 million and $11.2 million for the nine-month period ended July 1, 2017, and July 2, 2016, respectively. In addition, SG&A expenses include costs related to sales associates, administrative personnel, advertising and marketing expenses, royalty payments on licensed products and other general and administrative expenses.

Note I—Stock-Based Compensation
On February 4, 2015, our shareholders re-approved the Delta Apparel, Inc. 2010 Stock Plan ("2010 Stock Plan") that was originally approved by our shareholders on November 11, 2010. The re-approval of the 2010 Stock Plan, including the material terms of the performance goals included in the 2010 Stock Plan, enables us to continue to grant equity incentive compensation awards that are structured in a manner intended to qualify as tax deductible, performance-based compensation under Section 162(m) of the Internal Revenue Code of 1986. Since November 2010, no additional awards have been or will be granted under either the Delta Apparel Stock Option Plan ("Option Plan") or the Delta Apparel Incentive Stock Award Plan ("Award Plan") and, instead, all stock awards have been and will continue to be granted under the 2010 Stock Plan.
Compensation expense is recorded on the SG&A expense line item in our Condensed Consolidated Statements of Operations over the vesting periods. During the three-month and nine-month periods ended July 1, 2017, we recognized $0.6 million and $1.6 million, respectively, in stock-based compensation expense. During the three-month and nine-month periods ended July 2, 2016, we recognized $0.7 million and $1.8 million, respectively, in stock-based compensation expense.
2010 Stock Plan
Under the 2010 Stock Plan, the Compensation Committee of our Board of Directors has the authority to determine the employees and directors to whom awards may be granted and the size and type of each award and manner in which such awards will vest. The awards available under the plan consist of stock options, stock appreciation rights, restricted stock, restricted stock units, performance stock, performance units, and other stock and cash awards. The aggregate number of shares of common stock that may be delivered under the 2010 Stock Plan is 500,000 plus any shares of common stock subject to outstanding awards under the Option Plan or Award Plan that are subsequently forfeited or terminated for any reason before being exercised. The 2010 Stock Plan limits the number of shares that may be covered by awards to any participant in a given calendar year and also limits the aggregate awards of restricted stock, restricted stock units and performance stock granted in a given calendar year. If a participant dies or becomes disabled (as defined in the 2010 Stock Plan) while employed by the Company or serving as a director, all unvested awards become fully vested. The Compensation Committee is authorized to establish the terms and conditions of awards granted under the 2010 Stock Plan, to establish, amend and rescind any rules and regulations relating to the 2010 Stock Plan, and to make any other determinations that it deems necessary.
During the three-month and nine-month periods ended July 1, 2017, no restricted stock units were granted. During the three-month and nine-month periods ended July 1, 2017, performance stock units representing 126,000 shares of our common stock were granted. Of these units, and subject to satisfaction of the applicable performance criteria, 42,000 will vest with the filing of our Annual Report on Form 10-K for our fiscal year ending September, 29, 2018, 42,000 will vest with the filing of our Annual Report on Form 10-K for our fiscal year ending September, 28, 2019, and 42,000 will vest with the filing of our Annual Report on Form 10-K for our fiscal year ending October 3, 2020.
During the three-month period ended April 1, 2017, restricted stock units and performance units representing 45,000 and 5,000 shares of our common stock, respectively, vested on an accelerated basis as a result of the sale of the Junkfood business and were issued in accordance with their respective agreements. One-half of the performance units were payable in common stock and one-half were payable in cash. Of the restricted stock units, 42,500 were payable in common stock and 2,500 were payable in cash. The $0.3 million expense related to the accelerated vesting of equity awards in connection with the sale of the Junkfood business was recorded in the Gain on sale of business line item in our Condensed Consolidated Statements of Operations.
During the three-month period ended December 31, 2016, restricted stock units and performance units representing 8,438 and 53,248 shares of our common stock, respectively, vested upon the filing of our Annual Report on Form 10-K for the fiscal year ended October 1, 2016, and were issued in accordance with their respective agreements. One-half of the restricted stock units were payable in common stock and one-half were payable in cash. All of the performance units were payable in common stock.
As of July 1, 2017, there was $3.4 million of total unrecognized compensation cost related to unvested awards granted under the 2010 Stock Plan. This cost is expected to be recognized over a period of 3.7 years.
Option Plan
All options granted under the Option Plan vested prior to October 3, 2015. As such, no expense was recognized during each of the three-month and nine-month periods ended July 1, 2017, and July 2, 2016.
During the three-month period ended July 1, 2017, options representing 80,000 shares of our common stock were exercised and the shares issued in accordance with their respective agreements. No options were exercised during the three and nine-month periods ended July 2, 2016.

Note J—Purchase Contracts
We have entered into agreements to purchase yarn, finished fabric, and finished apparel products at fixed prices. At July 1, 2017, minimum payments under these contracts were as follows (in thousands):

Yarn	$19,158
Finished fabric	2,829
Finished products	17,146
$39,133

Note K—Business Segments
We operate our business in two distinct segments: branded and basics. Although the two segments are similar in their production processes and regulatory environments, they are distinct in their economic characteristics, products, marketing, and distribution methods.
The basics segment is comprised of our business units primarily focused on garment styles characterized by low fashion risk, and includes our Delta Activewear (which includes Delta Catalog and FunTees) and Art Gun business units. We market, distribute and manufacture unembellished knit apparel under the main brands of Delta Pro Weight® and Delta Magnum Weight® for sale to a diversified audience ranging from large licensed screen printers to small independent businesses. We also manufacture private label products for major branded sportswear companies, trendy regional brands, retailers, and sports- licensed apparel marketers. Typically our private label products are sold with value-added services such as hangtags, ticketing, hangers, and embellishment so that they are fully ready for retail. Using digital printing equipment and proprietary technology, Art Gun embellishes garments to create private label, custom decorated apparel servicing the fast-growing e-retailer channels.
The branded segment is comprised of our business units focused on specialized apparel garments and headwear to meet consumer preferences and fashion trends, and includes our Salt Life, Soffe, and Coast business units, as well as Junkfood until its divestiture on

March 31, 2017. These branded embellished and unembellished products are sold through specialty and boutique shops, upscale and traditional department stores, mid-tier retailers, sporting goods stores, e-retailers and the U.S. military, as well as direct-to-consumer through branded ecommerce sites and "brick and mortar" retail stores. Products in this segment are marketed under our lifestyle brands of Salt Life®, Soffe®, and COAST®, as well as other labels. The results of the Coast business have been included in the branded segment since its acquisition on August 30, 2016.
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

	Three Months Ended
	July 1, 2017	July 2, 2016
Segment net sales:
Basics	$79,009	$72,097
Branded	25,272	39,455
Total net sales	104,281	111,552

Segment operating income:
Basics	7,497	5,193
Branded	2,146	2,661
Total segment operating income	9,643	7,854

	Nine Months Ended
	July 1, 2017	July 2, 2016
Segment net sales:
Basics	$210,657	$203,453
Branded	83,098	107,430
Total net sales	293,755	310,883

Segment operating income:
Basics	19,745	17,653
Branded	3,923	4,481
Total segment operating income	23,668	22,134
The following reconciles the segment operating income to the consolidated income before provision for income taxes (in thousands):

	Three Months Ended		Nine Months Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Segment operating income	$9,643	$7,854	$23,668	$22,134
Unallocated corporate expenses	3,792	3,627	9,825	9,748
Unallocated interest expense	1,256	1,338	3,868	4,009
Consolidated income before provision for income taxes	$4,595	$2,889	$9,975	$8,377

As a result of the sale of the Junkfood business (see Note D—Sale of Junkfood), branded segment assets have declined by approximately $31.7 million from October 1, 2016, to $124.5 million as of July 1, 2017. Basics segment assets have increased by $17.6 million since October 1, 2016, to $195.9 million as of July 1, 2017, due principally to higher inventory levels for replenishment orders and higher receivables resulting from the spring selling season.

Note L—Income Taxes
Our effective income tax rate for the nine-month period ended July 1, 2017, was 15.7%, compared to our effective income tax rate of 20.5% for the same period in the prior year, and 18.8% for the fiscal year ended October 1, 2016. During the second quarter of fiscal year

2017, we recognized a $1.3 million pre-tax gain on the sale of the Junkfood business. See Note D—Sale of Junkfood for further information on this transaction. We accounted for this event as a discrete item for tax provision purposes, recording tax expense on the pre-tax gain. Excluding the effect of this discrete item, the effective tax provision on operations for the nine-month period ended July 1, 2017, was 12.7%.
We benefit from having income in foreign jurisdictions that are either exempt from income taxes or have tax rates that are lower than those in the United States. Based on our current projected pre-tax income and the anticipated amount of U.S. taxable income compared to profits in the offshore taxable and tax-free jurisdictions in which we operate, our estimated annual income tax rate for the fiscal year ending September 30, 2017, is currently expected to be approximately 13%. However, changes in the mix of U.S. taxable income compared to profits in tax-free or lower-tax jurisdictions can have a significant impact on our overall effective tax rate. In addition, any changes to tax regulations could adversely affect our financial position and results of operations.
We file income tax returns in the U.S. federal jurisdiction and various state, local and foreign jurisdictions. Tax years 2013, 2014 and 2015, according to statute and with few exceptions, remain open to examination by various federal, state, local and foreign jurisdictions.

Note M—Derivatives and Fair Value Measurements
From time to time, we may use interest rate swaps or other instruments to manage our interest rate exposure and reduce the impact of future interest rate changes. These financial instruments are not used for trading or speculative purposes. We have designated our interest rate swap contracts as cash flow hedges of our future interest payments. As a result, the gains and losses on the swap contracts are reported as a component of other comprehensive income and are reclassified into interest expense as the related interest payments are made. Outstanding instruments as of July 1, 2017, are as follows:

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

The following financial liabilities are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements Using
Period Ended	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest Rate Swaps
July 1, 2017	$(19)	—	$(19)	—
October 1, 2016	$(182)	—	$(182)	—

Cotton Options
July 1, 2017	$(291)	$(291)	—	—
October 1, 2016	$—	$—	—	—

Contingent Consideration
July 1, 2017	$(1,900)	—	—	$(1,900)
October 1, 2016	$(2,500)	—	—	$(2,500)
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
The following table summarizes the fair value and presentation in the Condensed Consolidated Balance Sheets for derivatives related to our interest swap agreements as of July 1, 2017, and October 1, 2016 (in thousands):

	July 1, 2017	October 1, 2016
Deferred tax assets	7	70
Accrued expenses	(19)	(182)
Accumulated other comprehensive loss	$(12)	$(112)
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
At July 1, 2017, we had $1.9 million accrued in contingent consideration related to the Salt Life acquisition, a $0.6 million reduction from the accrual at October 1, 2016. The reduction in the fair value of contingent consideration is based on the inputs into the Monte Carlo model, including the time remaining in the measurement period. The sales expectations for calendar year 2019 have been reduced from the sales expectations used in the valuation of contingent consideration at acquisition due to overall softness in the retail environment. The Art Gun agreement concluded in the quarter and no contingent consideration will be paid under the terms of our acquisition of the Art Gun business.

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

Note O—Repurchase of Common Stock
As of July 1, 2017, our Board of Directors authorized management to use up to $40.0 million to repurchase stock in open market transactions under our Stock Repurchase Program.
During the June quarter of fiscal year 2017, we purchased 122,265 shares of our common stock for a total cost of $2.4 million. Through July 1, 2017, we have purchased 2,698,458 shares of our common stock for an aggregate of $34.9 million since the inception of our Stock Repurchase Program. All purchases were made at the discretion of management and pursuant to the safe harbor provisions of SEC Rule 10b-18. As of July 1, 2017, $5.1 million remained available for future purchases under our Stock Repurchase Program, which does not have an expiration date.
The following table summarizes the purchases of our common stock for the quarter ended July 1, 2017:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Dollar Value of Shares that May Yet Be Purchased Under the Plans
April 2, 2017 to May 6, 2017	21,000	$18.12	21,000	$7.1	million
May 7, 2017 to June 3, 2017	67,903	$19.26	67,903	$5.8	million
June 4, 2017 to July 1, 2017	33,362	$20.12	33,362	$5.1	million
Total	122,265	$19.30	122,265	$5.1	million

Note P—License Agreements
We have entered into license agreements that provide for royalty payments on net sales of licensed products as set forth in the agreements. These license agreements are within our branded segment. We incurred royalty expense (included in SG&A expenses) of $51 thousand and $2.2 million in each of the third quarters of fiscal years 2017 and 2016, respectively. Royalty expense for the nine-month periods ended July 1, 2017, and July 2, 2016, were approximately $2.4 million and $5.6 million, respectively. Our license agreements have been predominately associated with the Junkfood business, which was sold on March 31, 2017. See Note D—Sale of Junkfood for further information on this transaction. With the divestiture of the Junkfood business, license agreements are not expected to be a significant part of our business going forward.
At July 1, 2017, based on minimum sales requirements, future minimum royalty payments required under these license agreements were as follows (in thousands):

Fiscal Year	Amount
2017	$51
2018	60
$111

Note Q—Goodwill and Intangible Assets
Components of intangible assets consist of the following (in thousands):

	July 1, 2017			October 1, 2016
	Cost	Accumulated Amortization	Net Value	Cost	Accumulated Amortization	Net Value	Economic Life

Goodwill	$19,917	$—	$19,917	$36,729	$—	$36,729	N/A

Intangibles:
Tradename/trademarks	$16,090	$(2,059)	$14,031	$17,620	$(2,514)	$15,106	20 – 30 yrs
Customer relationships	—	—	—	7,220	(4,016)	3,204	20 yrs
Technology	1,220	(916)	304	1,220	(826)	394	10 yrs
License agreements	2,100	(398)	1,702	2,100	(320)	1,780	15 – 30 yrs
Non-compete agreements	1,037	(698)	339	1,287	(849)	438	4 – 8.5 yrs
Total intangibles	$20,447	$(4,071)	$16,376	$29,447	$(8,525)	$20,922

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
Amortization expense for intangible assets was $0.2 million for the three-month period ended July 1, 2017, and $0.3 million for the three-month period ended July 2, 2016. Amortization expense for the nine-month periods ended July 1, 2017, and July 2, 2016, was $0.9 million and $1.0 million, respectively. Amortization expense is estimated to be approximately $1.1 million for fiscal year 2017, $0.9 million for each of fiscal years 2018 and 2019, $0.7 million for fiscal year 2020, and $0.6 million for fiscal year 2021.

Note R—Subsequent Events
None

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements
The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by or on behalf of the Company. We may from time to time make written or oral statements that are “forward-looking,” including statements contained in this report and other filings with the Securities and Exchange Commission (the “SEC”), in our press releases, and in other reports to our shareholders. All statements, other than statements of historical fact, which address activities, events or developments that we expect or anticipate will or may occur in the future are forward-looking statements. The words “estimate”, “project”, “forecast”, “anticipate”, “expect”, “intend”, “believe”, "should" and similar expressions, and discussions of strategy or intentions are intended to identify forward-looking statements.

The forward-looking statements in this Quarterly Report on Form 10-Q are based on our expectations and are necessarily dependent upon assumptions, estimates and data that we believe are reasonable and accurate but may be incorrect, incomplete or imprecise. Forward-looking statements are also subject to a number of business risks and uncertainties, any of which could cause actual results to differ materially from those set forth in or implied by the forward-looking statements. The risks and uncertainties include, among others:

•	the volatility and uncertainty of cotton and other raw material prices;

•	the general U.S. and international economic conditions;

•	the competitive conditions in the apparel industry;

•	restrictions on our ability to borrow capital or service our indebtedness;

•	the inability to successfully implement or achieve the expected cost savings associated with certain strategic initiatives;

•	deterioration in the financial condition of our customers and suppliers and changes in the operations and strategies of our customers and suppliers;

•	our ability to predict or react to changing consumer preferences or trends;

•	pricing pressures and the implementation of cost reduction strategies;

•	changes in economic, political or social stability at our offshore locations;

•	our ability to attract and retain key management;

•	the effect of unseasonable weather conditions on purchases of our products;

•	significant changes in our effective tax rate;

•	interest rate fluctuations increasing our obligations under our variable rate indebtedness;

•	the ability to raise additional capital;

•	the ability to grow, achieve synergies and realize the expected profitability of acquisitions;

•	the volatility and uncertainty of energy and fuel prices;

•	material disruptions in our information systems related to our business operations;

•	data security or privacy breaches;

•	significant interruptions within our manufacturing or distribution operations;

•	changes in or our ability to comply with safety, health and environmental regulations;

•	significant litigation in either domestic or international jurisdictions:

•	the ability to protect our trademarks and other intellectual property;

•	the ability to obtain and renew our significant license agreements;

•	the impairment of acquired intangible assets;

•	changes in ecommerce laws and regulations;

•	changes in international trade regulations;

•	changes in employment laws or regulations or our relationship with employees;

•	cost increases and reduction in future profitability due to healthcare legislation;

•	foreign currency exchange rate fluctuations;

•	violations of manufacturing standards or labor laws or unethical business practices by our suppliers and independent contractors;

•	the illiquidity of our shares;

•	price volatility in our shares and the general volatility of the stock market; and

•	the costs required to comply with the regulatory landscape regarding public company governance and disclosure.

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

Business Outlook
Our diverse customer base and broad distribution, coupled with our vertical manufacturing platform, allow us to focus on the strongest channels and operate profitably despite softness in many parts of the retail landscape. This was evident in our financial results for the third quarter of fiscal year 2017. We achieved earnings of $0.57 per diluted share, a nearly 14% year-over-year increase, in what were difficult apparel market conditions during the quarter. In addition, our sales for the third quarter were $104.3 million, a $4 million, or approximately 4%, increase over the prior year third quarter’s sales of $100.3 million after excluding $11.3 million of sales in the prior year quarter from the recently-divested Junkfood business.
We continue to achieve significant growth in our ecommerce business. Sales on our consumer sites for the quarter increased 41% year-over-year after excluding Junkfood ecommerce sales in the prior year period and sales on our business-to-business sites for the quarter increased 15% year-over-year. We are investing in our ecommerce platforms to further enhance the consumer experience and we expect this sales growth trend to continue.
Our Activewear business performed well during the quarter, with sales growth of 11% over the prior year period driven by single-digit sales growth in the Delta Catalog business and a 25% increase in the FunTees private label business. Conditions are improving in the retail licensing channel and Delta Catalog continues to enjoy growth in the ad-specialty and regional screenprint markets and with its fashion basics line. FunTees continues to benefit from its expanded program offerings and positioning as a versatile private label solution for brands and retailers. We are expecting record revenue in our FunTees business for the year.
The incremental benefits of our manufacturing realignment are increasingly evident in our Activewear business and the manufacturing efficiency gains have exceeded our expectations to date. We are also excited about the newly redesigned business-to-business website that just launched in our Activewear business and believe it will greatly enhance the on-line experience for Activewear customers.
Salt Life achieved 48% year-over-year sales growth in its ecommerce business during the quarter but softness in the “big-box” retail sporting goods channel tempered overall growth, resulting in an aggregate sales increase of 2%. Despite the challenging retail environment, Salt Life’s sales growth and margin expansion drove record third quarter operating profit in that business. Salt Life continues to thrive in the independent channel and several new customer launches in the specialty retail channel are anticipated that should drive further growth. Salt Life’s consumer touch points now include a new retail store in Columbus, Georgia and the first Salt Life outlet store is scheduled to open soon in Daytona Beach, Florida. The positive feedback from retailers and consumers on Salt Life’s product direction and brand identity continues.
While we are disappointed that Art Gun's sales declined in the quarter due to the loss of a customer and new partner launch delays caused by soft market conditions, these new partners should be on-boarded as the holiday season approaches. This momentum and the geographic expansion of the Art Gun footprint are expected to result in a return to double-digit sales growth for Art Gun in fiscal 2018. New equipment will be in place this fall to increase Art Gun’s capacity by more than 50% to service the expected growth during the holiday season. Art Gun’s virtual inventory and fulfillment model continues to be an innovation focus for forward-looking businesses and creates exciting cross-selling opportunities across the Delta Apparel platform.
Our Soffe business is achieving a level of sales stability and doing well with the military and e-retailers as well as on our Soffe-branded consumer ecommerce site, with sales on that site increasing 15% for the third quarter and up 24% year-to-date. Many traditional retail channels remain challenging but we see opportunities for future growth with Soffe's made-in-America products. We continue to focus on cost and inventory reduction efforts at Soffe and look forward to expanding Soffe’s brand awareness and direct-to-consumer strategy through the opening of additional retail stores in the upcoming quarters.
Although many retail channels remain challenging, we continue to improve our overall market position through omni-channel marketing strategies and a strong manufacturing base. We believe we are pointed toward a good fourth quarter and positioning Delta Apparel for future success.

Results of Operations
Net sales for the fiscal year 2017 third quarter were $104.3 million compared to $111.6 million in the prior year period. After adjusting for the $11.3 million of sales in the prior quarter from the since-divested Junkfood business, third quarter sales grew 4% year-over-year. Activewear achieved strong sales growth of 11.1% over the prior year period, with growth in both Delta Catalog and FunTees private label products. Salt Life continued its growth trend with 2.4% sales growth over the prior year quarter. For the first nine months of fiscal year 2017, net sales were $293.8 million compared to $310.9 million in the prior year period, with the sale of the Junkfood business causing $33.6 million of the revenue decline. Excluding Junkfood sales, sales for the first nine months would have shown a slight increase over the prior year period.
Our direct-to-consumer retail and ecommerce sales represented 6.9% of total revenues for the third quarter of 2017. For the nine-month period ended July 1, 2017, direct-to-consumer retail and ecommerce sales were 6.5% of total revenues. Overall growth in our direct-to-consumer retail and ecommerce sales for the third quarter and first nine months of fiscal year 2017 was 19.1% and 21.9%, respectively, driven from increased sales on our Salt Life and Soffe consumer ecommerce sites as well as in our new retail stores.
Gross margins were 21.4% for the third quarter compared with 22.4% in the prior year period. During the quarter, we halted production in our manufacturing facilities for a week to avoid building inventory with higher-cost raw materials. We expensed the cost of this shutdown, which lowered our margins by approximately 60 basis points. In addition, our margins were negatively impacted by the change in our sales mix from the prior year due to the sale of our Junkfood business and the resulting shift to a higher percentage of overall sales from our basics segment. Basics segment gross margins for the quarter expanded 40 basis points from the prior year quarter, with the benefits of the manufacturing realignment being partially offset by the costs associated with the reduced manufacturing schedule. Branded segment margins for the quarter were up 250 basis points to 36.2% driven by expansion in Salt Life margins, compared with gross margins of 33.7% in the prior year period.
Selling, general, and administrative expenses were $17.0 million, or 16.3% of sales, for the quarter ended July 1, 2017, compared to $19.4 million, or 17.4% of sales, in the prior year period. The decrease from the prior year was primarily attributable to decreased selling costs, including the absence of Junkfood royalty expenses of $2.0 million that occurred in the prior year third quarter.
The change in fair value of contingent consideration was associated with the Salt Life acquisition. Based upon our updated analysis, the fair value of this liability decreased $0.4 million in the 2017 third quarter compared to a decrease of $0.3 million in the prior year period. The change is principally due to the reduced remaining time in the measurement period as well as a reduction in the sales expectations for calendar year 2019 due to overall softness in the retail environment.
We recognized $0.1 million in other income in the third quarter of 2017 and recognized $1.6 million in other expenses in the prior year quarter for restructuring costs associated with our manufacturing realignment. We recognized $1.7 million in other income in the first nine months of fiscal year 2017 and recognized $1.6 million in restructuring costs in the same period last year. The increase over the prior year is due to the $1.3 million gain resulting from the sale of the Junkfood business.
Net interest expense for the third quarter of each of fiscal years 2017 and 2016 was $1.3 million. Net interest expense in the first nine months of fiscal year 2017 totaled $3.9 million compared to $4.0 million in the prior year period.
Our effective income tax rate for the nine months ended July 1, 2017, was 15.7%, compared to our effective income tax rate of 20.5% for the same period last year and 18.8% for the full fiscal year 2016. During the second quarter, we recognized a $1.3 million pre-tax gain on the sale of the Junkfood business. We accounted for this transaction as a discrete item for tax provision purposes, recording $0.4 million of tax expense on the pre-tax gain. Excluding the effect of this discrete item, the effective tax rate on operations for the nine months ended July 1, 2017, was 12.7%. We benefit from having income in foreign jurisdictions that are either exempt from income taxes or have tax rates that are lower than those in the United States. Based on our current projected pre-tax income and the anticipated amount of U.S. taxable income compared to profits in the offshore taxable and tax-free jurisdictions in which we operate, our estimated annual income tax rate for the fiscal year ending September 30, 2017, is expected to be approximately 13%. However, changes in the mix of U.S. taxable income compared to profits in tax-free and lower-tax jurisdictions can have a significant impact on our overall effective tax rate.
Our net earnings for the quarter were $4.5 million, or $0.57 per diluted share, compared with net earnings of $2.5 million, or $0.32 per diluted share, in the prior year quarter. Excluding the $0.18 per share expense related to our manufacturing realignment, prior year third quarter earnings were $0.50 per diluted share.
Earnings for the first nine months of fiscal year 2017 were $8.4 million, or $1.07 per diluted share, compared to earnings of $6.7 million, or $0.84 per diluted share, in the prior year nine-month period. Excluding the $0.18 per share expense related to our manufacturing realignment, prior year period earnings were $1.02 per diluted share.
At July 1, 2017, accounts receivable were $56.3 million compared to $59.9 million at July 2, 2016, and $63.6 million as of October 1, 2016. Days sales outstanding ("DSO") were flat with the prior year at 47 days, and lower than the 54 days at October 1, 2016.
Inventory levels increased $11.6 million from October 1, 2016, to $175.9 million at July 1, 2017. The increase was due to higher finished goods levels resulting from new product lines, higher cost raw materials in inventory as well as positioning to better support customer needs.
Capital expenditures were $1.5 million during the third quarter of fiscal year 2017. Capital expenditures primarily related to investments in our direct-to-consumer business, including our retail stores, enhancements to our information technology systems, as well as expenditures related to machinery and equipment. Depreciation and amortization expense, including non-cash compensation, was $2.8 million for the third quarter of fiscal year 2017, and $8.4 million for the first nine months of fiscal year 2017.
Total debt at July 1, 2017, was $102.7 million compared with $122.3 million at July 2, 2016. The decrease from the prior year was primarily due to the $25.0 million proceeds received on the sale of the Junkfood business offset by borrowings to fund increased inventory levels compared to the prior year.
Branded Segment
Sales in the branded segment were $25.3 million compared to $39.3 million in the prior year quarter, which included $11.3 million of sales in the since-divested Junkfood business. Salt Life achieved sales growth of 2.4% during the quarter but this was offset by sales declines at Soffe. Soffe sales declined $2.9 million from the prior year quarter principally from the loss of sales associated with The Sports Authority bankruptcy. Year-to-date sales in the branded segment for fiscal year 2017 were $83.1 million compared to $107.4 million in the prior year period. The sale of the Junkfood business caused $11.3 million of the decline. Salt Life sales for the first nine months of fiscal year 2017 grew 6.2% year-over-year, while Soffe sales for the first nine months declined year-over-year primarily due to The Sports Authority bankruptcy.

Operating income in the branded segment for the third quarter was $2.1 million, a decrease of $0.5 million compared to the prior year quarter. For the first nine months, operating income decreased to $2.6 million from the prior year period's $4.5 million.
Basics Segment
Net sales in our basics segment grew 9.6% in the third quarter to $79.0 million from $72.1 million in the prior year period. In our Activewear business, sales increased due to improved conditions in the retail licensing channel coupled with continued growth in the ad-specialty and regional screenprint markets in the Delta Catalog business and double-digit sales growth at FunTees. Sales at Art Gun for the quarter were down from the prior year period primarily due to the loss of a customer and deferred new customer launches stemming from general market softness. For the first nine months of fiscal year 2017, basic segment sales increased to $210.7 million from $203.5 million.
Basics segment operating income increased to $7.5 million in the third quarter of 2017 from $5.2 million in the prior year quarter principally from improved gross margins. Operating income for the first nine months in the basics segment grew $2.1 million to $19.7 million, or 9.4% of sales, compared to 8.7% in the prior year period.

Liquidity and Capital Resources
Our current primary cash needs are for working capital, capital expenditures, and debt service, as well as to fund share repurchases under our Stock Repurchase Program.
Operating Cash Flows
Operating activities used $0.9 million and $7.0 million in cash in the first nine months of fiscal years 2017 and 2016, respectively. The decreased use of cash from the prior year is due to lower receivables and a smaller inventory build this fiscal year compared to the prior year. This decrease was partially offset by the payment of incentive compensation related to 2016 fiscal year results.
Investing Cash Flows
Capital expenditures during the first nine months of fiscal year 2017 were $5.5 million compared to $9.5 million in the same period last year. Capital expenditures in both periods primarily related to machinery and equipment, along with investments in our direct-to-consumer initiatives and information technology systems. The prior year included $4.9 million in expenditures related to the expansion of our offshore manufacturing operations. There were $1.7 million in expenditures financed under a lease arrangement and $0.1 million in unpaid expenditures in the first nine months of fiscal 2017. We anticipate our fiscal year 2017 capital expenditures to be approximately $10 million and to be focused primarily on manufacturing equipment along with direct-to-consumer and information technology enhancements.
Financing Activities
During the nine months ended July 1, 2017, cash used by financing activities was $18.5 million compared to $16.9 million provided by financing activities for the nine months ended July 2, 2016. The cash received from the sale of the Junkfood business was used to reduce debt and was partially offset by cash used for operating activities, capital expenditures, and share repurchases.
Based on our current expectations, we believe that our credit facility should be sufficient to satisfy our foreseeable working capital needs, and that cash flow generated by our operations and funds available under our credit facility should be sufficient to service our debt payment requirements, to satisfy our day-to-day working capital needs and to fund our planned capital expenditures. Any material deterioration in our results of operations, however, may result in the loss of our ability to borrow under our revolving credit facility and to issue letters of credit to suppliers, or may cause the borrowing availability under our facility to be insufficient for our needs. Availability under our credit facility is primarily a function of the levels of our accounts receivable and inventory. A significant deterioration in our accounts receivable or inventory levels could restrict our ability to borrow additional funds or service our indebtedness. Moreover, our credit facility includes a financial covenant that if the availability under our credit facility falls below the amounts specified in our credit agreement, our fixed charge coverage ratio (FCCR) for the preceding 12-month period must not be less than 1.1 to 1.0. While our availability at July 1, 2017, was above the minimum thresholds specified in our credit agreement, a significant deterioration in our business could cause our availability to fall below such thresholds, thereby requiring us to maintain the minimum FCCR specified in our credit agreement.
Purchases By Delta Apparel Of Its Own Shares
During the nine months ended July 1, 2017, we purchased 218,308 shares of our common stock for an aggregate amount of $4.0 million (see Note O-Repurchase of Common Stock). As of July 1, 2017, there was $5.1 million of repurchase authorization remaining under our Stock Repurchase Program. We evaluate current leverage, working capital requirements, our free cash flow outlook, stock valuation and future business opportunities to determine when we believe the repurchase of our stock is a sound investment opportunity that we can pursue without sacrificing future growth plans.

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
Yarn with respect to which we have fixed cotton prices at July 1, 2017, was valued at $19.2 million, and is scheduled for delivery between July 2017 and December 2017. At July 1, 2017, a 10% decline in the market price of the cotton covered by our fixed price yarn would have had a negative impact of approximately $1.5 million on the value of the yarn. This compares to what would have been a negative impact of $0.9 million at our 2016 fiscal year-end based on the yarn with fixed cotton prices at October 1, 2016. The impact of a 10% decline in the market price of the cotton covered by our fixed price yarn would have been higher at July 1, 2017, than at October 1, 2016, due to increased commitments at July 1, 2017, compared to October 1, 2016, combined with higher cotton costs.
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
Interest Rate Sensitivity

Our U.S. revolving credit facility provides that the outstanding amounts owed shall bear interest at variable rates. If the amount of outstanding floating rate indebtedness at July 1, 2017, under our U.S. revolving credit facility had been outstanding during the entire three-month period ended July 1, 2017, and the interest rate on this outstanding indebtedness was increased by 100 basis points, our expense would have increased by approximately $61 thousand, or 4.8% of actual interest expense, during the quarter. This compares to an increase of $0.3 million, or 6.1%, for the 2016 fiscal year based on the outstanding floating rate indebtedness at October 1, 2016, or an average of $80 thousand per quarter. The dollar amount, as well as the percentage, of the increase in interest expense is lower as of July 1, 2017, primarily due to the lower floating rate debt level as of July 1, 2017, compared to October 1, 2016. The actual increase in interest expense resulting from a change in interest rates would depend on the magnitude of the increase in rates and the average principal balance of floating rate indebtedness.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of July 1, 2017, and, based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures were effective at the evaluation date.
Changes in Internal Control Over Financial Reporting
There was no change during the third quarter of fiscal year 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

DELTA APPAREL, INC. (Registrant)
Date	August 1, 2017	By:	/s/ Deborah H. Merrill
Deborah H. Merrill Chief Financial Officer and President, Delta Basics