Form 10-K
period 2017-09-30
DELTA APPAREL, INC
filed 2017-11-28
CIK 1101396

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Fiscal Year Ended September 30, 2017
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
As of April 1, 2017, the aggregate market share of the registrant’s voting stock held by non-affiliates of the registrant (based on the last sale price for such shares as quoted by the NYSE MKT) was approximately $122.8 million.
The number of outstanding shares of the registrant’s Common Stock as of November 14, 2017, was 7,244,686.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information required in Part III of this Form 10-K shall be incorporated from the registrant’s definitive Proxy Statement to be filed pursuant to Regulation 14A for the registrant’s Annual Meeting of Shareholders currently scheduled to be held on February 1, 2018.

Cautionary Note Regarding Forward-Looking Statements
The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by or on behalf of the Company. We may from time to time make written or oral statements that are “forward-looking,” including statements contained in this report and other filings with the Securities and Exchange Commission (the “SEC”), in our press releases, and in other reports to our shareholders. All statements, other than statements of historical fact, which address activities, events or developments that we expect or anticipate will or may occur in the future are forward-looking statements. The words “plan”, “estimate”, “project”, “forecast”, “anticipate”, “expect”, “intend”, “seek’, “believe”, “may”, “should” and similar expressions, and discussions of strategy or intentions, are intended to identify forward-looking statements.
Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based on our current expectations and are necessarily dependent upon assumptions, estimates and data that we believe are reasonable and accurate but may be incorrect, incomplete or imprecise. Forward-looking statements are subject to a number of business risks and inherent uncertainties, any of which could cause actual results to differ materially from those set forth in or implied by the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in forward-looking statements include, among others, the following:

•	the volatility and uncertainty of cotton and other raw material prices;

•	the general U.S. and international economic conditions;

•	the competitive conditions in the apparel industry;

•	restrictions on our ability to borrow capital or service our indebtedness;

•	deterioration in the financial condition of our customers and suppliers and changes in the operations and strategies of our customers and suppliers;

•	our ability to predict or react to changing consumer preferences or trends;

•	our ability to successfully open and operate new retail stores in a timely and cost-effective manner;

•	pricing pressures and the implementation of cost reduction strategies;

•	changes in economic, political or social stability at our offshore locations;

•	disruptions at our manufacturing and other facilities;

•	our ability to attract and retain key management;

•	the effect of unseasonable or significant weather conditions on purchases of our products;

•	significant changes in our effective tax rate;

•	interest rate fluctuations increasing our obligations under our variable rate indebtedness;

•	the ability to raise additional capital;

•	the ability to grow, achieve synergies and realize the expected profitability of acquisitions;

•	the volatility and uncertainty of energy and fuel prices;

•	material disruptions in our information systems related to our business operations;

•	data security or privacy breaches;

•	significant interruptions within our manufacturing or distribution operations;

•	changes in or our ability to comply with safety, health and environmental regulations;

•	significant litigation in either domestic or international jurisdictions;

•	the ability to protect our trademarks and other intellectual property;

•	the ability to obtain and renew our significant license agreements;

•	the impairment of acquired intangible assets;

•	changes in ecommerce laws and regulations;

•	changes in international trade regulations;

•	our ability to comply with trade regulations;

•	changes in employment laws or regulations or our relationship with employees;

•	cost increases and reduction in future profitability due to the effects of healthcare legislation;

•	foreign currency exchange rate fluctuations;

•	violations of manufacturing standards or labor laws or unethical business practices by our suppliers and independent contractors;

•	the illiquidity of our shares;

•	price volatility in our shares and the general volatility of the stock market; and

•	the costs required to comply with the regulatory landscape regarding public company governance and disclosure.

A detailed discussion of significant risk factors that have the potential to cause actual results to differ materially from our expectations is described in Part 1 under the heading of “Risk Factors.” Any forward-looking statements do not purport to be predictions of future events or circumstances and may not be realized. Further, any forward-looking statements are made only as of the date of this Annual Report and we do not undertake to publicly update or revise the forward-looking statements, except as required by the federal securities laws.

PART I

ITEM 1.	BUSINESS
“Delta Apparel”, the “Company”, “we”, “us” and “our” are used interchangeably to refer to Delta Apparel, Inc. together with our domestic wholly-owned subsidiaries, including M.J. Soffe, LLC (“Soffe”), Junkfood Clothing Company (“Junkfood”), Salt Life, LLC (“Salt Life”), Art Gun, LLC (“Art Gun”), and other international subsidiaries, as appropriate to the context. On March 31, 2017, we sold our Junkfood business to JMJD Ventures, LLC. See Note 3—Divestitures for further information on this transaction.
We were incorporated in Georgia in 1999 and our headquarters is located at 322 South Main Street, Greenville, South Carolina 29601 (telephone number: 864-232-5200). Our common stock trades on the NYSE MKT under the symbol “DLA”.
We operate on a 52-53 week fiscal year ending on the Saturday closest to September 30. The 2017 and 2016 fiscal years were 52-week years that ended on September 30, 2017, and October 1, 2016, respectively. The 2015 fiscal year was a 53-week year that ended on October 3, 2015.
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
We became a diversified branded apparel company through acquisitions that added well-recognized brands to our portfolio, expanded our product offerings and broadened our distribution channels and customer base.

BUSINESS SEGMENTS
We operate our business in two distinct segments: basics and branded. Although the two segments are similar in their production processes and regulatory environments, they are distinct in their economic characteristics, products, marketing, and distribution methods.
The basics segment is comprised of our business units primarily focused on garment styles characterized by low fashion risk, and includes our Delta Activewear (which includes Delta Catalog and FunTees) and Art Gun business units. We market, distribute and manufacture unembellished knit apparel under the main brands of Delta Pro Weight® and Delta Magnum Weight® for sale to a diversified audience ranging from large licensed screen printers to small independent businesses. We also manufacture private label products for major branded sportswear companies, trendy regional brands, retailers, and sports licensed apparel marketers. Typically, our private label products are sold with value-added services such as hangtags, ticketing, hangers, and embellishment so that they are fully ready for retail. Using digital print equipment and its proprietary technology, Art Gun embellishes garments to create private label, custom decorated apparel servicing the fast-growing e-retailer channels, as well as the ad specialty, promotional products and retail marketplaces.
The branded segment is comprised of our business units focused on specialized apparel garments, headwear and related accessories to meet consumer preferences and fashion trends, and includes our Salt Life, Soffe, and Coast business units. Our branded segment also included our The Game and Junkfood business units prior to their dispositions on March 2, 2015, and March 31, 2017, respectively. These branded products are sold through specialty and boutique shops, upscale and traditional department stores, mid-tier retailers, sporting goods stores, e-retailers and the U.S. military, as well as direct-to-consumer through branded ecommerce sites and "brick and mortar" retail stores. Products in this segment are marketed under our lifestyle brands of Salt Life®, Soffe®, and COAST®, as well as other labels. On August 30, 2016, we purchased substantially all of the assets comprising our Coast Apparel business ("Coast"), continuing our strategy of building lifestyle brands that take advantage of our creative capabilities, direct-to-consumer infrastructure, vertical manufacturing platform and sourcing competencies. The results of the Coast business have been included in the branded segment since its acquisition on August 30, 2016.
See Note 14 of the Notes to Consolidated Financial Statements for financial information regarding segment reporting, which information is incorporated herein by reference.

PRODUCTS
We specialize in the design, merchandising, sales, and marketing of a variety of casual and athletic products for men, women, juniors, youth and children at a wide range of price points through most distribution channels. We market fashion apparel garments, headwear and accessories under our primary brands of Salt Life®, Soffe® and COAST®, as well as other labels. We market our basic apparel garments under our Delta brand.
Salt Life is an authentic, aspirational and lifestyle brand that embraces those who love the ocean and everything associated with living the “Salt Life”. Salt Life is dedicated to providing transcendent, ocean-inspired products and designs that combine function and fashion with an incredible fit tailored for the active lifestyle. Salt Life has successfully evolved into a lifestyle brand with global appeal and distribution across surf shops, specialty stores, department stores, sporting goods retailers and other channels as well as its own direct-to-consumer channels at www.saltlife.com and “brick and mortar” retail locations in California, Florida and Georgia.
Soffe is a lifestyle activewear brand that designs, produces, and markets products for men, women, juniors, and children.  Soffe offers unique assortments based in the military, team wear and cheer/dance/gymnastics markets and is known for fit, function and comfort.  Soffe's women's product offerings are grounded in the brand's heritage in the cheer/gymnastics/dance markets and include a newly introduced dance capsule, Sweat & Grace, that brings function and fit to fashion-forward dance wear, along with updated, trend-right spirit wear.   As a supplier to the military since 1946, Soffe's men's products are anchored in training and grounded in military heritage. Core items include performance garments issued directly to enlisted soldiers, certified U.S. Made physical training apparel, and a wide range of preferred base layer garments, which has led to a cult-like following for key products like Soffe’s Ranger Panty.  Lastly, Intensity by Soffe incorporates fashion-forward elements and extreme attention to fit with on-the-field sensibility. Intensity branded products include uniforms, practice gear, and accessories.  Soffe has a diverse distribution network that includes all military branches, big-box sporting goods retailers, department stores, independent sporting goods retailers, team dealers, screen printers, schools and direct-to-consumer outlets including Soffe-branded ecommerce site www.soffe.com and multiple "brick and mortar" retail locations.
Coast integrates the coastal experience of weekends and summers at the beach with everyday life throughout the year. Beginning with just a men’s polo shirt, Coast Apparel has since expanded into a full line of traditional, sports-casual attire, headwear and accessories. Coast Apparel primarily markets direct-to-consumer through two retail stores located in Greenville, South Carolina and via its ecommerce site at www.coastapparel.com. Coast Apparel products can also be found at select independent retailers.
Delta offers a wide assortment of apparel garments for the entire family with an industry-leading color palette available in infant to adult sizes up to 5X. Embracing its roots, Delta's Pro Weight® line represents a diverse selection of mid-weight, 100% cotton silhouettes. The Magnum Weight® line is designed to give our customers a variety of silhouettes in a heavier-weight, 100% cotton fabric.  As the marketplace continues to search for an upgrade in its t-shirt selections, Delta has brought innovation to the forefront of all of its new styles. Delta has an extensive ringspun cotton line that includes a large selection of heathered and solid colors with great, soft feel at a value price. Delta recently broadened its Delta Dri performance line, which incorporates softer fabrics with both moisture wicking and anti-microbial properties, with new ladies and boys products to accompany the existing men’s line. New pepper heathers, tri-blends and poly/cotton fabrics options expand the Delta Soft component of Delta's fashion basics line. With refined styling and a luxurious look and feel, the Delta Platinum collection is a cut above its competition. Delta also now offers triblend hoodie styles, raglan sleeve silhouettes and a stylish ladies Dolman tee.
FunTees is a leading private label apparel manufacturer. FunTees' long-standing, trusted relationships with top-tier global sportswear and lifestyle brands are supported by a commitment to innovation and service and its diverse capabilities in design, textiles, cut & sew, embellishment, and retail packaging have made it a go-to source for worldwide brands.
Art Gun is a leader in the direct-to-garment printing and fulfillment marketplace, with one of the most highly-automated factory processes for delivering on-demand, digitally printed apparel of all types.  Art Gun is driven by obsessive attention to detail, with its development and operation teams collaborating to optimize the print quality, fulfillment, and speedy delivery of every order. Quality is the touchstone of everything Art Gun does. Built upon a robust backend digital supply chain and infrastructure to scale with large company mindsets, Art Gun is the perfect fit for ecommerce companies as well as the ad specialty, promotional products and retail marketplaces. Orders ship from Art Gun within 24 to 48 hours to consumers in over 50 countries worldwide.
A key to the success of our businesses is our ability to anticipate and quickly respond to changing consumer preferences. Our art team reviews trend analyses, concepts and color trends to keep our products and designs in style. This information is used by our in-house designers and merchandisers, along with our sales and marketing personnel, who review market trends, sales results and the popularity of our latest products to design new merchandise to meet the expected future demands of our consumers.
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

We have distribution rights to other trademarks through license agreements. The Soffe business unit is an official licensee for major colleges and universities as well as branches of the United States military. We also have license agreements for motorsports properties, including NASCAR. Our license agreements are typically non-exclusive in nature and have terms that range from one to three years. We are not dependent on any single license and our license agreements collectively are of value to our branded segment.
SALES & MARKETING
Our sales and marketing functions consist of both employed and independent sales representatives and agencies located throughout the country. In our branded segment, sales teams service specialty and boutique shops, upscale and traditional department stores, mid-tier retailers, sporting goods stores, e-retailers and the U.S. military. Our brands leverage both in-house and outsourced marketing communications professionals to amplify their lifestyle statements. In our basics segment, we sell our knit apparel products primarily direct to large and small screen printers and into the promotional products markets. Our private label products are sold primarily to major branded sportswear companies and regional, trendy brands.
During fiscal year 2017, we shipped our products to approximately 10,000 customers, many of whom have numerous retail "doors". No single customer accounted for more than 10% of our sales in fiscal years 2017, 2016, or 2015, and our strategy is to not become dependent on any single customer. Revenues attributable to sales of our products in foreign countries, as a percentage of our consolidated net sales, represented less than 1% in fiscal year 2017, and approximately 2% in each of fiscal years 2016 and 2015.
The majority of our apparel products are produced based on forecasts to permit quick shipments to our customers. Private label programs are generally made only to order or based on customer forecasts, and our headwear products are primarily sourced based on customer orders. We aggressively explore new ways to leverage our strengths and efficiencies to meet the quick-turn needs of our customers.
We have distribution facilities strategically located throughout the United States that carry in-stock inventory for shipment to customers, with most shipments made via third party carriers. To better serve customers, we allow products to be ordered by the piece, dozen, or full case quantity. Because a significant portion of our business consists of at-once replenishment, we believe that backlog order levels do not provide a general indication of future sales.
COMPETITION
We have numerous competitors with respect to the sale of apparel and headwear products in domestic and international markets, many of which are larger and have more brand recognition and greater marketing budgets than we do.
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
Competition in our basics segment is generally based upon price, service, delivery time and quality, with the relative importance of each factor depending upon the needs of the particular customer and the specific product offering. These businesses are highly price competitive and competitor actions can greatly influence pricing and demand for our products. While price is still important in the private label market, quality and service are generally more important factors for customer choice. Our ability to consistently service the needs of our private label customers greatly impacts future business with these customers.
SEASONALITY
Although our various product lines are sold on a year-round basis, the demand for specific products or styles reflects some seasonality, with sales in our June fiscal quarter typically being the highest and sales in our December fiscal quarter typically being the lowest. As we continue to expand our product offerings, the seasonality in our business has become less pronounced. The percentage of net sales by quarter for the year ended September 30, 2017, was 23%, 26%, 27% and 24% for the first, second, third, and fourth fiscal quarters, respectively. Consumer demand for apparel is cyclical and dependent upon the overall level of demand for soft goods, which may or may not coincide with the overall level of discretionary consumer spending. These levels of demand change as regional, domestic and international economic conditions change. Therefore, the distribution of sales by quarter in fiscal year 2017 may not be indicative of the distribution in future years.
MANUFACTURING
We have a vertically integrated manufacturing platform that supports both our basics and branded segments. Our manufacturing operations begin with the purchase of yarn and other raw materials from third-party suppliers. We manufacture fabrics in our leased textile facility located near San Pedro Sula, Honduras and purchase fabric domestically and internationally to supplement our internal production. The manufacturing process continues at one of our six apparel manufacturing facilities where products are ultimately sewn into finished garments. We either own these facilities or lease and operate them. These facilities are located domestically (two in North Carolina) and internationally (two in Honduras, one in El Salvador and one in Mexico). Our garments may also be embellished and prepared for retail sale (with any combination of services, including ticketing, hang tags, and hangers). The facilities that perform these operations are located domestically (one in Florida and one in North Carolina) and internationally (one in El Salvador and one in Mexico). In fiscal years 2017, 2016, and 2015, approximately 91%, 81%, and 84%, respectively, of our manufactured products were sewn in company-operated locations. The remaining products were sewn by outside contractors located primarily in the Caribbean Basin.
At our 2017, 2016, and 2015, fiscal year-ends, our long-lived assets in Honduras, El Salvador and Mexico collectively comprised approximately 54%, 58%, and 44%, respectively, of our total net property, plant and equipment, with our long-lived assets in Honduras comprising 43%, 45%, and 33% of the total, respectively. See Item 1A. Risk Factors for a description of risks associated with our operations located outside of the United States.
To supplement our internal manufacturing platform, we purchase fabric, undecorated products and full-package products from independent sources throughout the world. In fiscal years 2017, 2016, and 2015, we sourced approximately 8%, 15%, and 16%, respectively, of our products from third parties. The decline in fiscal year 2017 is due to the sale of our Junkfood business to JMJD Ventures, LLC on March 31, 2017. See Note 3—Divestitures for further information on this transaction.
RAW MATERIALS
We have a supply agreement with Parkdale Mills, Inc. and Parkdale America, LLC (collectively "Parkdale") to supply our yarn requirements until December 31, 2018. Under the supply agreement, we purchase all of our yarn requirements for use in our manufacturing operations from Parkdale, excluding yarns that Parkdale does not manufacture or cannot manufacture due to temporary capacity constraints. The purchase price of yarn is based upon the cost of cotton plus a fixed conversion cost. If Parkdale’s operations are disrupted and it is not able to provide us with our yarn requirements, we may need to obtain yarn from alternative sources. Although alternative sources are presently available, we may not be able to enter into short-term arrangements with substitute suppliers on terms as favorable as our current terms with Parkdale. In addition, the cotton futures we have fixed with Parkdale may not be transferable to alternative yarn suppliers. Because there can be no assurance that we would be able to pass along the higher cost of yarn to our customers, this could have a material adverse effect on our results of operations.
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
EMPLOYEES AND SOCIAL RESPONSIBILITY
As of September 30, 2017, we employed approximately 7,700 full time employees, of whom approximately 1,000 were employed in the United States. A total of approximately 2,900 employees at two of our facilities in San Pedro Sula, Honduras are party to multi-year collective bargaining agreements. We have historically conducted our operations without significant labor disruptions and believe that our relations with our employees are good.  We have invested significant time and resources to have the working conditions in all of our facilities meet or exceed the standards imposed by governing laws and regulations.  All of our manufacturing facilities in Honduras, El Salvador and Mexico are Worldwide Responsible Accredited Production (WRAP ) certified. Delta Apparel, Inc. is a Category B participant with the Fair Labor Association (FLA), which further enhances human rights compliance monitoring for our plants and our third party contractors.  In addition, we have proactive programs to promote workplace safety, personal health and employee wellness.  We also support educational institutions and/or charitable organizations in communities where we operate.
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

RESEARCH & DEVELOPMENT
Although we continually seek new products and brands to take to market via our diverse distribution network and customer base, there were no material amounts spent on research and development in the fiscal years ended September 30, 2017, October 1, 2016, and October 3, 2015.
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
The price and availability of purchased yarn and other raw materials is prone to significant fluctuations and volatility. Cotton is the primary raw material used in the manufacture of our apparel products. As is the case with other commodities, the price of cotton fluctuates and is affected by weather, consumer demand, speculation on the commodities market, and other factors that are generally unpredictable and beyond our control. As described under the heading “Business–Raw Materials”, the price of yarn purchased from Parkdale, our key supplier, is based upon the cost of cotton plus a fixed conversion cost. We set future cotton prices with purchase commitments as a component of the purchase price of yarn in advance of the shipment of finished yarn from Parkdale. Prices are set according to prevailing prices, as reported by the New York Cotton Exchange, at the time we enter into the commitments. Thus, we are subject to the commodity risk of cotton prices and cotton price movements, which could result in unfavorable yarn pricing for us. The Company and the apparel industry as a whole experienced unprecedented increases in cotton prices and price volatility in 2011 and 2012. We were unable to pass through to our customers the higher cost of cotton thereby negatively impacting the gross margins in our basics segment by $16.2 million in our 2012 fiscal year.
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
The apparel industry is highly competitive, and we face significant competitive threats to our business. The market for athletic and activewear apparel and headwear is highly competitive and includes many new competitors as well as increased competition from established companies, some of which are larger or more diversified and may have greater financial resources than we do. Many of our competitors have larger sales forces, stronger brand recognition among consumers, bigger advertising budgets, and greater economies of scale. We compete with these companies primarily on the basis of price, quality, service and brand recognition, all of which are important competitive factors in the apparel industry. Our ability to maintain our competitive edge depends upon these factors, as well as our ability to deliver new products at the best value for the customer, maintain positive brand recognition, and obtain sufficient retail floor space and effective product presentation at retail. If we are unable to compete successfully with our competitors, our business and results of operations will be adversely affected.

We may be restricted in our ability to borrow under our revolving credit facility or service our indebtedness. Significant operating losses or significant uses of cash in our operations could cause us to default on our asset-based revolving credit facility. We rely on our credit facility, as well as on cash generated by our operations, to fund our working capital and capital expenditure needs, to make acquisitions, to fund repurchases under our share repurchase program and to pay dividends should we choose to do so in the future. Our working capital needs are generally greater in advance of the spring and summer selling seasons. Availability under our credit facility is primarily a function of the levels of our accounts receivable and inventory, as well as the uses of cash in our operations. A significant deterioration in our accounts receivable or inventory levels could restrict our ability to borrow additional funds or service our indebtedness. Moreover, our credit facility includes a financial covenant that if the availability under our credit facility falls below the amounts specified in our credit agreement, our Fixed Charge Coverage Ratio (“FCCR”) (as defined in our credit agreement) for the preceding 12-month period must not be less than 1.1 to 1.0. Although our availability at September 30, 2017, was above the minimum thresholds specified in our credit agreement, a significant deterioration in our business could cause our availability to fall below such thresholds, thereby requiring us to maintain the minimum FCCR specified in our credit agreement. Our credit facility also includes customary conditions to funding, representations and warranties, covenants, and events of default. The covenants include, among other things, limitations on asset sales, consolidations, mergers, liens, indebtedness, loans, investments, guaranties, acquisitions, dividends, stock repurchases, and transactions with affiliates. If an event of default under our credit facility occurred or became imminent, we may request our credit agreement lenders to provide a waiver. If we were unsuccessful in that endeavor, we could explore alternative sources of capital, whether debt or equity, which would likely be more expensive than the costs we incur under our credit facility. If we were unable to cure an un-waived event of default under our credit facility, we would be unable to borrow additional amounts under the facility, we could be unable to make acquisitions as well as fund share repurchases and pay dividends, and our lenders thereunder could accelerate our obligations under the agreement and foreclose on our assets subject to the liens in their favor. This circumstance would have a material adverse effect on our financial position and results of operations.
Deterioration in the financial condition of our customers or suppliers and changes in the operations and strategies of our customers or suppliers could adversely affect our financial position and results of operations. We extend credit to our customers, generally without requiring collateral. The extension of credit involves considerable judgment and is based on an evaluation of each customer’s financial condition and payment history. We monitor credit risk exposure by periodically obtaining credit reports and updated financial statements on our customers. Deterioration in the economy, declines in consumer purchases of apparel, disruption in the apparel retail environment, or the inability of our customers to access liquidity could have an adverse effect on the financial condition of our customers. During the past several years, various retailers and other customers have experienced significant difficulties, including consolidations, restructurings, bankruptcies and liquidations. The inability of retailers and other customers to overcome these difficulties may continue or even increase due to the current economic and retail market conditions. We maintain an allowance for doubtful accounts for potential credit losses based upon current conditions, historical trends, estimates and other available information, which involves judgments and uncertainties, and, in retrospect, the allowance may turn out to have been insufficient. The inability to collect on sales to significant customers or a group of customers could have a material adverse effect on our financial condition and results of operations. Significant changes in the financial condition of any of our suppliers or other parties with which we do business could result in disruption to our business and have a material adverse effect on our financial condition and results of operations.
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
Our strategy to grow our direct-to-consumer business depends upon our ability to successfully open and operate new stores in a timely and cost-effective manner. Our strategy to grow our “brick and mortar” retail footprint depends on many factors including, among others, our ability to: identify desirable store locations; negotiate acceptable lease terms; hire, train and retain a growing workforce of store managers, sales associates and other personnel; successfully integrate new stores into our existing control structure and operations, including our information technology systems; and coordinate well with our ecommerce platforms and retail customers to minimize the competition within our sales channels.
If we expand into new geographic areas, we will need to successfully identify and satisfy the consumer preferences in these areas. In addition, we will need to address competitive, merchandising, marketing, distribution and other challenges encountered in connection with any expansion. Finally, we cannot assure that any newly opened stores will be received as well as, or achieve net sales or profitability levels comparable to those of, our existing stores in our estimated time periods, or at all. If our stores fail to achieve, or are unable to sustain, acceptable net sales and profitability levels, our business overall may be materially harmed and we may incur significant costs associated with closing or relocating stores.
Our basics segment is subject to significant pricing pressures which may decrease our gross profit margins if we are unable to implement or achieve the expected cost savings associated with certain of our cost reduction strategies. We operate our basics segment in a highly competitive and price sensitive industry. Our strategy in this market environment is to be a low-cost producer and to differentiate ourselves by providing quality products and value-added services to our customers. In recent years, we moved several functions within our private label business to our El Salvador facility to better serve customers through an enhanced and efficient product development process. In fiscal 2016, we further realigned our manufacturing operations by expanding production at our offshore facilities and closing our Maiden, North Carolina textile facility. These initiatives, along with continual improvements in our production and delivery of products, are expected to lower our product costs and improve our results of operations. However, any unexpected increases in the costs to carry out these initiatives or the failure to achieve the cost savings expected from these initiatives could have a material adverse effect on our results of operations.
Our operations are subject to political, social, economic, and climate risks in Honduras, El Salvador and Mexico. The majority of our products are manufactured in Honduras, El Salvador and Mexico, with concentrations in Honduras and El Salvador. These countries from time to time experience political, social and economic instability, and we cannot be certain of their future stability. Instability in a country can lead to protests, riots and labor unrest. Governments have changed, and may continue to change, employment, wage and other laws and regulations, thereby increasing our costs to operate in those countries. In addition, fire or natural disasters such as hurricanes, earthquakes, or floods can occur in these countries. Any of these political, social, economic or climatic events or conditions could disrupt our supply chain or increase our costs, adversely affecting our financial position and results of operations.
If we experience disruptions at any of our facilities, we may not be able to meet our obligations and may lose sales and customers. In the event of a regional disruption where we manufacture our products, we may not be able to shift our operations to a different geographic region, and we may have to cease or curtail our operations in a selected area. This may cause us to lose sales and customers. The types of disruptions that may occur include foreign trade disruptions, import restrictions, labor disruptions, embargoes, government intervention, natural disasters or regional pandemics.
The talents and continued contributions of our key management are important to our success. We believe our future success depends on our ability to retain and motivate our key management, our ability to attract and integrate new members of management into our operations, and the ability of all personnel to work together effectively as a team and to execute our business strategy. Our inability to accomplish any of these goals could have a material adverse effect on our results of operations.
Our business is influenced by weather patterns and is susceptible to unseasonable weather conditions as well as hurricanes and other significant weather events. Extended periods of unusually warm temperatures during the winter season or cooler weather during the spring and summer seasons could render portions of our inventory incompatible with weather conditions and influence consumers to alter their apparel purchasing habits. Reduced sales volumes from extreme or prolonged unseasonable weather conditions or from the effects of hurricanes and other significant weather events on our customers could adversely affect our business and results of operations.
We currently pay income taxes at lower than statutory rates and may incur additional tax liability. We are subject to income tax in the United States and in foreign jurisdictions where we generate net operating profits. We benefit from a lower overall effective income tax rate due to the majority of our manufacturing operations being located in foreign tax-free locations. Our U.S. legal entity contracts with our foreign subsidiaries to manufacture products on its behalf, with the intercompany prices paid for the manufacturing services and manufactured products based on an arms-length standard and supported by an economic study. We have concluded that the profits earned in the tax-free locations are considered permanently reinvested. Thus, no U.S. deferred tax liability is recorded on these profits, causing our effective tax rate to be significantly below U.S. statutory rates. Our effective tax rate could be adversely affected by changes in the mix of earnings between the U.S. and tax-free foreign jurisdictions. In addition, changes to U.S. tax laws impacting how U.S. multinational corporations are taxed on foreign earnings or a need or requirement for us to remit tax-free earnings back to the U.S. could also have a material adverse effect on our tax expense and cash flow.
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
Our business operations rely on our information systems and any material disruption or slowdown of our systems could cause operational delays. We depend on information systems to, among other things, manage our inventory, process transactions, respond to customer inquiries, purchase, sell and ship goods on a timely basis and maintain cost-effective operations. We have invested significant capital and expect future capital expenditures associated with the integration of our information technology systems across our businesses. This process involves the replacement and consolidation of technology platforms so that our businesses are served by fewer platforms, resulting in operational efficiencies and reduced costs. Our inability to effectively convert our operations to the new systems could cause delays in product fulfillment and reduced efficiency in our operations. In addition, we may experience operational problems with our information systems as a result of system failures, "cyber-attacks", computer viruses, security breaches, disasters or other causes. Any material disruption or slowdown of our information systems could cause operational delays that could have a material adverse effect on our business and results of operations.
Data security and privacy breaches could lead to liability and reputational damage. Our business involves the regular collection and use of sensitive and confidential information regarding customers and employees. These activities are subject to contractual requirements and are highly regulated. Privacy and information security laws are complex and constantly changing. Compliance with these laws and regulations may result in additional costs due to new systems and processes, and our non-compliance could lead to legal liability. Further, the methods used by third parties to obtain unauthorized access change frequently and may not be anticipated or immediately detected. Thus, despite the security measures we may have in place, an actual or perceived information security breach, whether due to "cyber attack", computer viruses or human error, could occur. Actual or anticipated attacks may cause us to incur significant costs, including costs to deploy additional personnel and protection technologies, train employees and engage third-party experts and consultants. Any breach of customer, employee or company data could attract media attention, damage our customer or other business relationships and reputation, result in lost sales, fines, significant litigation or other costs and involve the loss of confidential company information, any or all of which could have a material adverse effect on our business, financial condition and results of operations.
Our business could be harmed if we are unable to deliver our products to the market due to casualty or other problems with our manufacturing operations or distribution network. We own or lease manufacturing facilities in the United States, Honduras, Mexico and El Salvador. We also own or lease distribution facilities located throughout the United States and maintain inventory at third-party distribution facilities in the United States. Any casualty or other circumstance that damages or destroys any of these material facilities or significantly limits their ability to function could have a material adverse effect on our business. Similarly, any significant interruption in the operation of any of these facilities or our related sourcing and transportation logistics functions, whether within or outside of our control, may delay shipment of merchandise to our customers, potentially damaging our reputation and customer relationships and causing a loss of revenue. In addition, if we are unable to successfully coordinate the planning of inventory across these facilities and the related distribution activities, it could have a material adverse effect on our business, financial condition and results of operations.
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

We rely on the strength of our trademarks and could incur significant costs to protect these trademarks and our other intellectual property. Our trademarks, including Salt Life®, Soffe®, Coast®, Intensity Athletics®, Kudzu®, Pro Weight®, Magnum Weight®, and the Delta Design, among others, are important to our marketing efforts and have substantial value. We aggressively protect these trademarks and have incurred legal costs in the past to establish and protect these trademarks. We may in the future be required to expend significant additional resources to protect these trademarks and our other intellectual property. Intellectual property litigation may be costly and may divert management's attention from the operation of our business. Adverse determinations in any litigation may result in the loss of our proprietary rights, subject us to significant liabilities or require us to seek licenses from third parties, which may not be available on commercially reasonable terms, if at all. Any of these outcomes may have a material adverse effect on our financial condition, results of operations or cash flows.
A significant portion of our business relies upon license agreements and we rely on licensed products for a portion of our sales. We believe that our license agreements in the aggregate are of significant value to our business. The loss of or failure to obtain, renew or extend license agreements on favorable terms could adversely affect our sales and have a material adverse effect on our financial condition and results of operations.
We may be subject to the impairment of acquired intangible assets. When we acquire a business, a portion of the purchase price of the acquisition may be allocated to goodwill and other identifiable intangible assets. The amount of the purchase price that is allocated to goodwill is determined by the excess of the purchase price over the net identifiable assets acquired. At September 30, 2017, and October 1, 2016, our goodwill and other intangible assets were approximately $36.1 million and $57.7 million, respectively. We conduct an annual review, and more frequent reviews if events or circumstances dictate, to determine whether goodwill is impaired. We also determine whether impairment indicators are present related to our identifiable intangible assets. If we determine that goodwill or intangible assets are impaired, we would be required to write down the value of these assets. We completed our annual impairment test of goodwill on the first day of our 2017 third fiscal quarter. Based on the valuation, we concluded there was no impairment on the goodwill recorded on our financial statements. We also concluded that there are no additional indicators of impairment related to our intangible assets. There can, however, be no assurance that we will not be required to take an impairment charge in the future, which could have a material adverse effect on our results of operations.
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
Significant changes to international trade regulations could adversely affect our results of operations. The majority of our products are manufactured in Honduras, El Salvador and Mexico. We therefore benefit from current free trade agreements and other duty preference programs, including the North American Free Trade Agreement (“NAFTA”) and the Central America Free Trade Agreement (“CAFTA”). Our claims for duty free or reduced duty treatment under CAFTA, NAFTA and other available programs are largely conditioned on our ability to produce or obtain accurate records (some of which are provided to us by third parties) about production processes and sources of raw materials. Recent changes in the United States federal government have caused uncertainty about the future of trade partnerships and treaties, as the current administration has expressed its desire to specifically modify NAFTA and other existing trade agreements and has raised the possibility of imposing significant increases on tariffs on goods imported into the United States. Subsequent repeal or modification of NAFTA or CAFTA, or the inadequacy or unavailability of supporting records, could have a material adverse effect on our results of operations. In addition, our products are subject to foreign competition, which in the past has been faced with significant U.S. government import restrictions. The extent of import protection afforded to domestic apparel producers has been, and is likely to remain, subject to political considerations. The elimination of import protections for domestic apparel producers could significantly increase global competition, which could adversely affect our business and results of operations.
Our failure to comply with trade and other regulations could lead to investigations or actions by government regulators and negative publicity. The labeling, distribution, importation, marketing, and sale of our products are subject to extensive regulation by various federal agencies, including the Federal Trade Commission, Consumer Product Safety Commission and state attorneys general in the United States. Any failure to comply with such regulations could cause us to become subject to investigation and enforcement actions resulting in significant penalties or claims or in our inability to conduct business, adversely affecting our results of operations. A complaint was filed in March 2012 with the U.S. Department of Labor's Office of Trade & Labor Affairs by the AFL-CIO and various Honduran union federations alleging that the Honduran government failed to enforce its labor laws in violation of the provisions of CAFTA. The complaint contains various and sundry allegations of Honduran labor law violations by U.S.-based companies with Honduran operations, including our Ceiba Textiles operation. We contend that the allegations against Ceiba Textiles have no merit. The U.S. Department of Labor has initiated an investigation of the allegations in the complaint. We believe that the legal action, if any, that may result from this investigation would be an action by the U.S. government against Honduras under CAFTA, not a legal action against us related to the specific allegations contained in the complaint. However, an action against Honduras could result in sanctions or other penalties against Honduras under CAFTA or in other governmental action that could have a material negative effect on our ability to conduct business there.

Our international operations are also subject to compliance with the U.S. Foreign Corrupt Practices Act (the “FCPA”) and other anti-bribery laws applicable to our operations. In many foreign countries, particularly in those with developing economies, it may be a local custom that businesses operating in such countries engage in business practices that are prohibited by the FCPA or other U.S. and foreign laws and regulations applicable to us. Although we have implemented procedures designed to ensure compliance with the FCPA and similar laws, some of our agents or other channel partners, as well as those companies to which we outsource certain of our business operations, could take actions in violation of our policies. Any such violation could have a material and adverse effect on our business.
Changes in domestic or foreign employment regulations or changes in our relationship with our employees could adversely affect our results of operations. As of September 30, 2017, we employed approximately 7,700 employees worldwide, with approximately 6,700 of these employees located in Honduras, El Salvador and Mexico. Changes in domestic and foreign laws governing our relationships with our employees, including wage and human resources laws and regulations, labor standards, overtime pay, unemployment tax rates, workers' compensation rates and payroll taxes, would likely have a direct impact on our operating costs. Increases in wage rates in the countries in which we operate have occurred, and any further significant increases in wage rates in those countries could have a material adverse impact on our operating results. A total of approximately 2,900 employees at two of our facilities in San Pedro Sula, Honduras are party to multi-year collective bargaining agreements. We have historically conducted our operations without significant labor disruptions and believe that our relations with our employees are generally good. However, a change in labor relations could adversely affect the productivity and ultimate cost of our manufacturing operations.
Healthcare legislation may continue to increase our costs and reduce our future profitability. To attract and retain employees in our operations in the United States, we maintain a competitive health insurance program for those employees and their dependents.  The Patient Protection and Affordable Care Act, signed into law in 2010, has increased our employee healthcare cost obligations and may continue to increase our employee healthcare cost obligations going forward. We cannot predict the effect that this legislation, or any future state or federal healthcare legislation or regulation, will ultimately have on our business.  However, rising healthcare costs and universal healthcare coverage in the United States could result in significant long-term costs to us, which could adversely affect our future profitability and financial condition.  Also, rising healthcare costs could force us to make changes to our benefits program, which could negatively impact our ability to attract and retain employees.
We are subject to foreign currency exchange rate fluctuations. We manufacture the majority of our products outside of the United States, exposing us to currency exchange rate fluctuations. In addition, movements in foreign exchange rates can affect transaction costs because we source products from various countries. We may seek to mitigate our exposure to currency exchange rate fluctuations but our efforts may not be successful. Accordingly, changes in the relative strength of the United States dollar against other currencies could adversely affect our business.
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
As of November 14, 2017, we had 7,244,686 shares of common stock outstanding. We believe that approximately 62% of our stock is beneficially owned by entities and individuals who each own more than 5% of the outstanding shares of our common stock. Included in the 62% are institutional investors that beneficially own more than 5% of the outstanding shares. These institutional investors own approximately 46% of the outstanding shares of our common stock. Sales of substantial amounts of our common stock in the public market by any of these large holders could adversely affect the market price of our common stock.
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
Our principal executive office is located in a leased facility in Greenville, South Carolina. We own and lease properties supporting our administrative, manufacturing, distribution and direct retail activities. The majority of our products are manufactured through a combination of facilities that we either own, or lease and operate. As of September 30, 2017, we owned or leased nine manufacturing facilities (located in the United States, Honduras, El Salvador and Mexico) and ten distribution facilities (all within the United States). In addition, as of September 30, 2017, we operated 11 branded retail stores and a leased showroom.
Our primary manufacturing and distribution facilities are as follows:

Location	Utilization	Segment
Ceiba Textiles, Honduras*	Knit/dye/finish/cut	Basics and branded
Honduras Plant, San Pedro Sula, Honduras*	Sew	Basics and branded
Cortes Plant, San Pedro Sula, Honduras*	Sew	Basics and branded
Mexico Plant, Campeche, Mexico*	Cut/sew	Basics and branded
Textiles LaPaz, La Paz, El Salvador*	Cut/sew/decoration	Basics and branded
Campeche Sportswear, Campeche, Mexico*	Decoration	Basics and branded
Fayetteville Plant, Fayetteville, NC	Cut/sew/decoration	Branded
Rowland Plant, Rowland, NC	Sew	Basics and branded
Art Gun, Miami, FL*	Decoration/distribution	Basics and branded
Distribution Center, Fayetteville, NC	Distribution	Branded
Distribution Center, Clinton, TN	Distribution	Basics
Distribution Center, Santa Fe Springs, CA*	Distribution	Basics and branded
Distribution Center, Miami, FL*	Distribution	Basics
Distribution Center, Cranbury, NJ*	Distribution	Basics
Distribution Center, Dallas, TX**	Distribution	Basics
Distribution Center, Chicago, IL**	Distribution	Basics
DC Annex, Fayetteville, NC*	Distribution	Branded
Distribution Center, Opelika, AL**	Distribution	Basics

*	Denotes leased location
**	Denotes third party-operated distribution facility
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
Although we will continue to vigorously defend against the TSA Action and pursue the above-referenced counterclaims and appeal, should TSA and/or WSFS ultimately prevail on their claims, we could be forced to disgorge all Proceeds received and forfeit our ownership rights in any Products that remain in TSA's possession. We believe the range of possible loss in this matter is currently $0 to $3.3 million; however, it is too early to determine the probable outcome and, therefore, no amount has been accrued in our financial statements related to this matter.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Market Information for Common Stock: The common stock of Delta Apparel, Inc. is listed and traded on the NYSE MKT under the symbol “DLA”. As of November 14, 2017, there were approximately 841 record holders of our common stock.
The following table sets forth, for each of the periods indicated below, the high and low sales prices per share of our common stock as reported on the NYSE MKT.

	High	Low
	Sale Price	Sale Price
Fiscal Year 2017:
September Quarter	$22.88	$18.00
June Quarter	$23.47	$16.95
March Quarter	$21.84	$15.55
December Quarter	$21.93	$14.85

Fiscal Year 2016:
September Quarter	$25.52	$15.31
June Quarter	$22.93	$17.01
March Quarter	$19.93	$11.61
December Quarter	$18.10	$13.70
Dividends: Our Board of Directors did not declare, nor were any dividends paid, during fiscal years 2017 and 2016. Subject to the provisions of any outstanding blank check preferred stock (none of which is currently outstanding), the holders of our common stock are entitled to receive whatever dividends, if any, that may be declared from time to time by our Board of Directors in its discretion from funds legally available for that purpose. Pursuant to the terms of our credit facility, we are allowed to make cash dividends and stock repurchases if (i) as of the date of the payment or repurchase and after giving effect to the payment or repurchase, we have availability on that date of not less than 15% of the lesser of the borrowing base or the commitment, and average availability for the 30-day period immediately preceding that date of not less than 15% of the lesser of the borrowing base or the commitment; and (ii) the aggregate amount of dividends and stock repurchases after May 10, 2016, does not exceed $10 million plus 50% of our cumulative net income (as defined in the Amended Credit Agreement) from the first day of the third quarter of fiscal year 2016 to the date of determination. At September 30, 2017, and October 1, 2016, there was $7.7 million and $10.7 million, respectively, of retained earnings free of restrictions to make cash dividends or stock repurchases.
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

Comparison of Total Return Among Delta Apparel, Inc., CRSP NYSE MKT Index (US), and CRSP NYSE MKT Wholesale & Retail Trade Index: Our common stock began trading on the NYSE MKT (previously the NYSE Amex) on June 30, 2000, the last trading day of our fiscal year 2000. Prior to that date, no securities of Delta Apparel were publicly traded. Set forth below is a line graph comparing the yearly change in the cumulative total stockholder return, assuming dividend reinvestment, of our common stock with (1) the CRSP NYSE MKT Index (US) and (2) the CRSP NYSE MKT Wholesale and Retail Trade Index, which is comprised of all NYSE MKT companies with SIC codes from 5000 through 5999. This performance graph assumes that $100 was invested in the common stock of Delta Apparel and comparison groups on June 30, 2012, and that all dividends have been reinvested.

	2012	2013	2014	2015	2016	2017
Delta Apparel, Inc.	$100.00	$103.22	$64.42	$131.41	$120.50	$157.47
CRSP NYSE MKT Index (US)	$100.00	$100.04	$128.99	$100.13	$103.57	$111.49
CRSP NYSE MKT Wholesale & Retail Trade Index	$100.00	$132.74	$137.75	$186.04	$158.89	$463.36

ITEM 6.	SELECTED FINANCIAL DATA
The selected financial data includes the financial position and results of operations of acquired businesses beginning on the date of acquisition. On August 30, 2016, we acquired substantially all of the assets of Coast Apparel, LLC, and on August 27, 2013, we acquired substantially all of the assets of Salt Life Holdings, LLC, including all of its domestic and international trademark rights in the Salt Life brand.  Prior to the acquisition of Salt Life, we sold Salt Life-branded products under exclusive license agreements which began in January 2011. The consolidated statements of operations data for the year ended June 29, 2013, the transition period ended September 28, 2013, the year ended September 27, 2014 and the consolidated balance sheet data as of June 29, 2013, September 28, 2013, September 27, 2014, and October 3, 2015, are derived from, and are qualified by reference to, our audited consolidated financial statements not included in this document. The consolidated statement of operations data for the years ended October 3, 2015, October 1, 2016, and September 30, 2017, and the consolidated balance sheet data as of October 1, 2016, and September 30, 2017, are derived from, and are qualified by reference to, our audited consolidated financial statements included elsewhere in this document.
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

	Period Ended
	September 30, 2017	October 1, 2016	October 3, 2015	September 27, 2014	September 28, 2013*	June 29, 2013
	(In thousands, except per share amounts)
Statement of Operations Data:
Net sales	$385,082	$425,249	$449,142	$452,901	$122,559	$490,523
Cost of goods sold	(304,360)	(331,750)	(360,823)	(367,160)	(95,439)	(381,014)
Selling, general and administrative expenses	(67,408)	(76,578)	(81,086)	(86,275)	(26,588)	(94,944)
Restructuring costs	—	(1,741)	—	—	—	—
Change in fair value of contingent consideration	900	600	500	(200)	—	—
Gain on sale of business	1,295	—	7,704	—	—	—
Other income (expense), net	670	552	682	(927)	24	(662)
Operating income (loss)	16,179	16,332	16,119	(1,661)	556	13,903
Interest expense, net	5,011	5,287	6,021	5,792	1,033	3,997
Earnings (loss) before income taxes	11,168	11,045	10,098	(7,453)	(477)	9,906
Provision for (benefit from) income taxes	657	2,081	2,005	(6,493)	(1,045)	722
Net earnings (loss)	$10,511	$8,964	$8,093	$(960)	$568	$9,184

Basic earnings (loss) per common share:	$1.40	$1.16	$1.03	$(0.12)	$0.07	$1.12

Diluted earnings (loss) per common share:	$1.33	$1.12	$1.00	$(0.12)	$0.07	$1.08

Dividends declared per common share	$—	$—	$—	$—	$—	$—

Balance Sheet Data (at year end):
Working capital	$155,259	$150,191	$131,485	$156,258	$171,681	$173,435
Total assets	317,802	344,652	324,903	354,578	351,762	311,910
Total long-term debt, less current maturities	85,306	106,603	93,872	114,469	131,030	94,763
Shareholders’ equity	155,887	152,015	144,499	138,207	138,872	141,066
*Period ended September 28, 2013, was a 13-week transition period due to the change in our fiscal year end

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS OUTLOOK

Fiscal year 2017 was another successful year for Delta Apparel in what continues to be challenging market conditions. Three major hurricanes disrupted key markets for us at various times during the year and the retail sector and consumer demand remained weak, resulting in the loss of additional apparel retail doors. While our net sales for the year were impacted by these events and the divestiture of the Junkfood business, our margins held strong and we ended the year with a 19% increase in earnings.
Our ability to remain flexible and navigate market challenges is seen through our efforts to rationalize our business and focus on areas with higher growth and earnings potential. The sale of the Junkfood business is an example of this. That transaction enabled us to lower our debt, fund additional share repurchases and improve our investment and acquisition flexibility. Our proactive measures to reduce fixed costs and realign our manufacturing platform also give us operational flexibility. The benefits of these actions are evident in our profitability for the year. The realignment should further enhance our results as our manufacturing volumes increase.
In our basics segment, we continued to expand our fashion basics product line during fiscal year 2017 and introduced our Delta Platinum collection's fresh, fashion-forward styles and fabrics to the market. Our new B2B ecommerce site launched during the September quarter, providing new functionality and an easier shopping experience for our Activewear customers. We also recently opened a state-of-the-art, integrated digital print and distribution facility that provides a seamless fulfillment solution for customers in our basics businesses. Activewear’s product line enhancements, along with Art Gun’s planned geographic expansion, point to solid growth opportunities in these businesses. We continue to broaden our manufacturing and decoration capabilities, staying relevant to changing trends in apparel.
On the branded side of our business, Salt Life again turned in strong operating performance for the year and continues its growth trajectory. Its California stores are growing and we expect the new stores in Daytona Beach, Florida and Columbus, Georgia to further serve as valuable consumer touch-points. Salt Life continues to broaden its consumer reach through the expansion of its social media and team ambassador programs, which provide a platform of over 8 million “followers” through which it amplifies its lifestyle brand message. We plan to continue to make investments in Salt Life’s omni-channel consumer strategy and anticipate strong growth for Salt Life in years to come.
Although sales in our Soffe business were down in fiscal year 2017, we expect Soffe’s expanding relationships with strategic and independent sporting goods retailers and e-retailers and the momentum with its military programs and unique made-in-the-USA production capability to provide a strong foundation for growth in fiscal year 2018.
We believe that the major initiatives that we completed in fiscal year 2017 will benefit us in 2018 and beyond. Although the retail environment is likely to remain challenging, we believe we have built solid momentum going into the year. We also believe we have a great opportunity to grow our top-line revenue in fiscal year 2018 and expect our operating margins to benefit from cost improvements and a stronger sales mix of branded and fashion basics products.
RESULTS OF OPERATIONS
Our financial results have been presented on a GAAP basis and, in certain limited instances, we have presented our financial results on a GAAP and non-GAAP (“adjusted”) basis, which is further described and reconciled in the sections entitled “Non-GAAP Financial Measures.”
Overview
Net sales for the fiscal year ended September 30, 2017, were $385.1 million compared with prior year sales of $425.2 million. When adjusting both years to exclude sales in the Junkfood business, which was sold to JMJD Ventures, LLC on March 31, 2017, sales were $369.4 million, down $5.3 million from fiscal year 2016, primarily due to a loss of comparable sales in fiscal year 2017 associated with the bankruptcy of The Sports Authority. Gross margins improved for the year in both the basics and branded segments but, due to a higher mix of basics sales during the year, overall gross margins declined 100 basis points.
Net income in fiscal year 2017 was $10.5 million, or $1.33 per diluted share, compared with a net income in the prior year of $9.0 million, or $1.12 per diluted share.

Branded Segment
Net sales in our branded segment were $104.8 million in fiscal year 2017 compared to $148.1 million in the prior year. When adjusted to exclude sales in the Junkfood business, branded segment sales declined $8.5 million, or 8.7%, over the prior year. Salt Life sales grew by 6.3% from the prior year despite the impact of hurricanes in key markets and the loss of retail doors due to customer bankruptcies. This growth was offset by a sales decline at Soffe stemming primarily from the negative impact of The Sports Authority bankruptcy. Gross margins in the branded segment improved to 33.2% in fiscal year 2017 and, excluding the results of the since-divested Junkfood business, improved 90 basis points over the prior year to 34.6%. Operating income in the branded segment was $3.9 million in fiscal year 2017 compared to $6.9 million in the prior year due mainly to the Junkfood divestiture.
Basics Segment
Net sales in our basics segment increased by 1.1% to $280.3 million from prior year sales of $277.1 million. Strong private label growth drove the increase, with our FunTees business exceeding $100 million in revenue, a record for that business. Gross margins in the basics segment improved 30 basis points from the prior year due primarily to sales of higher margin fashion basics products. Operating income increased by $1.9 million to $24.2 million, or 8.6% of sales, compared to $22.3 million, or 8.0% of sales, in the prior year due to increased sales and a more favorable product mix.
Quarterly Financial Data
For information regarding quarterly financial data, refer to Note 17 - Quarterly Financial Information (Unaudited) to the Consolidated Financial Statements, which information is incorporated herein by reference.
Fiscal Year 2017 Versus Fiscal Year 2016
Net sales for fiscal year 2017 were $385.1 million compared with prior year sales of $425.2 million. When adjusted to exclude sales in the since-divested Junkfood business, sales were $369.4 million in fiscal year 2017 compared to $374.8 million in the prior year, a decline of 1.4%. Our direct-to-consumer and ecommerce sales represented 6.8% of total revenues for the 2017 fiscal year compared to 5.3% of revenues in the prior year.
While gross margins improved in both the branded and basics segments, overall gross margins declined to 21.0% from the lower mix of branded sales resulting from the divestiture of Junkfood. Our gross margins may not be comparable to those of other companies because some companies include costs related to their distribution network in cost of goods sold and we exclude them from gross profit and include them in selling, general and administrative expenses.
Fiscal year 2017 selling, general and administrative expenses were $67.4 million, or 17.5% of sales, compared to $76.6 million, or 18.0% of sales, in fiscal year 2016. The decrease in selling, general and administrative expenses is primarily due to the Junkfood divestiture.
The change in fair value of contingent consideration resulted from the remeasurement of the contingent consideration related to Salt Life.  Based upon the current operating results and future projections, a $0.9 million reduction in contingent consideration was recorded, principally from the reduced remaining time in the measurement period as well as a reduction in the sales expectations for calendar year 2019 due to overall softness in the retail environment.
We realized a $1.3 million pre-tax gain resulting from the sale of the Junkfood business.  We completed this transaction in our March quarter of fiscal year 2017. See Note 3-Divestitures for more information on the sale of the Junkfood business.
Other income includes earnings from our Honduran joint venture. Other income increased to $0.7  million in fiscal year 2017 from $0.6 million in fiscal year 2016.
Fiscal year 2016 included $1.7 million in restructuring costs associated with the expansion and realignment of our manufacturing platforms to eliminate duplicative fixed costs and better leverage our lower-cost facilities and equipment capabilities. There were no restructuring costs incurred in fiscal year 2017.
Fiscal year 2017 operating income was relatively flat with the prior year at $16.2 million compared to $16.3 million in fiscal year 2016. Operating income in fiscal year 2017 was comprised of $24.2 million in the basics segment and $3.9 million in the branded segment offset by unallocated general corporate costs of $11.9 million. This compares to fiscal year 2016 operating income of $22.3 million in the basics segment and $6.9 million in the branded segment offset by unallocated general corporate costs of $12.9 million.
Interest expense for fiscal year 2017 decreased $0.3 million to $5.0 million, compared to $5.3 million in fiscal year 2016. The decrease is due primarily to lower average debt levels in fiscal year 2017 compared to the prior year.
Our fiscal year 2017 effective income tax rate was 5.9% compared to 18.8% in the prior fiscal year. We benefit from having income in foreign jurisdictions that are either exempt from income taxes or have tax rates lower than the United States. We also benefited in the current fiscal year from our early adoption of ASU 2016-09 as described in Note 2(aa) of our Consolidated Financial Statements.
Net income in fiscal year 2017 was $10.5 million, or $1.33 per diluted share, compared with net income in the prior year of $9.0 million, or $1.12 per diluted share.

Non-GAAP Financial Measures
We provide all information required in accordance with generally accepted accounting principles (“GAAP”), but we believe that evaluating our ongoing operating results may be difficult if limited to reviewing only GAAP financial measures. In an effort to provide investors with additional information regarding the Company's results, we also provide non-GAAP information that management believes is useful to investors. We discuss adjusted net sales and adjusted gross margins as performance measures because management uses these measures in evaluating the Company's underlying performance on a consistent basis across periods. We also believe these measures are frequently used by securities analysts, investors and other interested parties in the evaluation of the Company's ongoing performance. These non-GAAP measures have limitations as analytical tools, and securities analysts, investors and other interested parties should not consider any of these non-GAAP measures in isolation or as a substitute for analysis of the Company's results as reported under GAAP. These non-GAAP measures may not be comparable to similarly titled measures used by other companies. The table below reconciles net sales, gross profit and gross margins to the adjusted net sales, adjusted gross profit and adjusted gross margins (in thousands, except per share amounts):

	Year Ended
	September 30, 2017	October 1, 2016
Net sales	$385,082	$425,249
Adjustment for:
Sales from the since-divested Junkfood business	(15,648)	(50,495)
Adjusted net sales	$369,434	$374,754

Gross profit	$80,722	$93,499
Adjustment for manufacturing realignment expenses	—	1,096
Adjustment for the since-divested Junkfood business	(3,997)	(16,064)
Adjusted gross profit	$76,725	$78,531

Gross margins	21.0%	22.0%
Adjustment for manufacturing realignment expenses	—%	0.2%
Adjustment for the since-divested Junkfood business	(0.2)%	(1.3)%
Adjusted gross margins	20.8%	20.9%

Fiscal Year 2016 Versus Fiscal Year 2015
Net sales for fiscal year 2016 were $425.2 million compared with prior year sales of $449.1 million. Sales declined 0.5% from the prior year adjusted net sales. Net sales in the branded segment were $148.1 million in fiscal year 2016 compared to $166.7 million in fiscal year 2015. Sales in the branded segment declined $2.3 million when excluding the $16.3 million in sales related to the since-divested The Game business and the since-discontinued Kentucky Derby license as well as the additional week of sales in fiscal year 2015. Net sales in our basics segment were 277.1 million in fiscal year 2016 compared with $282.5 million in fiscal year 2015. Net sales in fiscal year 2016 were flat with the prior year adjusted net sales, after reducing for the additional week of sales in fiscal year 2015. Our direct-to-consumer and ecommerce sales represented 5.3% of total revenues for the 2016 fiscal year, a 90 basis point increase over the prior year period, during which direct-to-consumer and ecommerce sales were 4.4% of total revenues.
Gross margins were 22.0% in fiscal year 2016 compared to 19.7% in the prior year. Adjusted gross margins improved 250 basis points from the prior year driven primarily from a more profitable sales mix and lower product costs in the basics segment, coupled with higher direct-to-consumer sales in the branded segment. Excluding the expenses associated with the manufacturing initiative, gross margins as a percentage of sales increased by 480 basis points compared to the prior fiscal year. Our basics gross margins expanded by 380 basis points from fiscal year 2015 to 2016, to 15.5%. Gross margins in the branded segment declined by 60 basis points to 33.6% in fiscal year 2016 from the prior year. Our gross margins may not be comparable to other companies because some companies include costs related to their distribution network in cost of goods sold and we exclude them from gross profit and include them in selling, general and administrative expenses.
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
The change in fair value of contingent consideration is the remeasurement of the contingent consideration related to the acquisition of Salt Life.  Based upon the operating results and future projections as of the remeasurement, a $0.6 million reduction in contingent consideration was recorded, principally from the reduced remaining time in the measurement period.

Other income includes our income from our Honduran joint venture, along with sublease income. Other income decreased slightly to $0.6 million in fiscal year 2016 from $0.7 million in fiscal year 2015.
Fiscal year 2016 operating income was $16.3 million compared to $16.1 million in fiscal year 2015. Fiscal year 2016 adjusted operating income was $19.2 million, or 4.5% of sales, an $8.6 million, or 81.9%, increase over the prior year adjusted operating income of $10.5 million. Operating income in fiscal year 2016 was $22.3 million in the basics segment and $6.9 million in the branded segment offset by unallocated general corporate costs of $12.9 million, compared to $13.1 million in the basics segment and $12.4 million in the branded segment offset by unallocated corporate costs of $9.4 million.
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
Net income in fiscal year 2016 was $9.0 million, or $1.12 per diluted share, compared with net income in the prior year of $8.1 million, or $1.00 per diluted share. Adjusted earnings per diluted share were $1.41, a 147.4% increase from the prior year’s $0.57 adjusted earnings per diluted share.
Non-GAAP Financial Measures
We provide all information required in accordance with generally accepted accounting principles (“GAAP”), but we believe that evaluating our ongoing operating results may be difficult if limited to reviewing only GAAP financial measures. In an effort to provide investors with additional information regarding the Company's results, we also provide non-GAAP information that management believes is useful to investors. We discuss adjusted net sales, adjusted gross margins, adjusted operating income and adjusted earnings per diluted share as performance measures because management uses these measures in evaluating the Company's underlying performance on a consistent basis across periods. We also believe these measures are frequently used by securities analysts, investors and other interested parties in the evaluation of the Company's ongoing performance. These non-GAAP measures have limitations as analytical tools, and securities analysts, investors and other interested parties should not consider any of these non-GAAP measures in isolation or as a substitute for analysis of the Company's results as reported under GAAP. These non-GAAP measures may not be comparable to similarly titled measures used by other companies. The table below reconciles net sales, gross profit, gross margins, operating income and earnings per diluted share to the adjusted net sales, adjusted gross margins, adjusted operating income and adjusted earnings per diluted share (in thousands, except per share amounts):

	Year Ended
	October 1, 2016	October 3, 2015
Net sales	$425,249	$449,142
Adjustment for:
53 weeks versus 52 weeks in fiscal year	—	(8,585)
Sales from the since-divested The Game business	—	(10,207)
Sales from the since-discontinued Kentucky Derby business	—	(2,889)
Adjusted net sales	$425,249	$427,461

Gross profit	$93,499	$88,319
Adjustment for manufacturing realignment expenses	1,096	—
Adjusted gross profit	$94,595	$88,319

Gross margins	22.0%	19.7%
Adjustment for manufacturing realignment expenses	0.2%	—%
Adjusted gross margins	22.2%	19.7%

Operating income	$16,332	$16,119
Adjustment for manufacturing realignment expenses included in gross profit	1,096	—
Adjustment for manufacturing realignment expenses included in restructuring costs	1,741	—
Adjustment for gain, including related expenses, from the sale of The Game business	—	(5,582)
Adjusted operating income	$19,169	$10,537

Earnings per diluted share	$1.12	$1.00
Adjustment for manufacturing realignment expenses	0.29	—
Adjustment for gain on the sale of The Game business	—	(0.43)
Adjusted earnings per diluted share	$1.41	$0.57
LIQUIDITY AND CAPITAL RESOURCES
Credit Facility and Other Financial Obligations
On May 10, 2016, we amended our U.S. revolving credit facility and entered into a Fifth Amended and Restated Credit Agreement (the "Amended Credit Agreement") with Wells Fargo Bank, National Association ("Wells Fargo"), as Administrative Agent, the Sole Lead Arranger and the Sole Book Runner, and the financial institutions named therein as Lenders, which are Wells Fargo, PNC Bank, National Association and Regions Bank. Our subsidiaries, M.J. Soffe, LLC, Junkfood Clothing Company, Salt Life, LLC, and Art Gun, LLC (together with the Company, the "Companies"), are co-borrowers under the Amended Credit Agreement. The Amended Credit Agreement was subsequently amended on November 27, 2017. For further information refer to Item 9B. Other Information.
The Amended Credit Agreement allows us to borrow up to $145 million (subject to borrowing base limitations), including a maximum of $25 million in letters of credit. Provided that no event of default exists, we have the option to increase the maximum credit to $200 million (subject to borrowing base limitations), conditioned upon the Administrative Agent's ability to secure additional commitments and customary closing conditions. The credit facility matures on May 10, 2021. At September 30, 2017, we had $74.6 million outstanding under our U.S. revolving credit facility at an average interest rate of 2.9%, and had the ability to borrow an additional $37.5 million.
For further information regarding our U.S. asset-based secured credit facility, refer to Note 9 - Long-Term Debt to the Consolidated Financial Statements, which information is incorporated herein by reference.
In August 2013, we acquired Salt Life and issued two promissory notes in the aggregate principal amount of $22.0 million, which included a one-time installment of $9.0 million that was paid as required on September 30, 2014, and quarterly installments commencing on March 31, 2015, with the final installment due on June 30, 2019. The promissory notes are zero-interest notes and state that interest will be imputed as required under Section 1274 of the Internal Revenue Code. We have imputed interest at 1.92% and 3.62% on the promissory notes that matured on June 30, 2016, and will mature on June 30, 2019, respectively. At September 30, 2017, the discounted value of the promissory note was $5.3 million. Refer to Note 9 - Long Term Debt to the Consolidated Financial Statements for further information on these promissory notes.
We have loan agreements with Banco Ficohsa, a Honduran bank. This credit facility is secured by a first-priority lien on the assets of our Honduran operations and the loans are not guaranteed by our U.S. entities. As of September 30, 2017, we had a total of $12.9 million outstanding on these loans. For further information regarding our Honduran loans, refer to Note 9 - Long-Term Debt to the Consolidated Financial Statements, which information is incorporated herein by reference.
Our primary cash needs are for working capital and capital expenditures, as well as to fund share repurchases under our Stock Repurchase Program. In addition, we may use cash to pay dividends in the future.
Derivative Instruments
From time to time we may use derivative instruments to manage our exposure to interest rates. These financial instruments are not used for trading or speculation purposes. When we enter into a derivative instrument, we determine whether hedge accounting can be applied. Where hedge accounting can be applied, a hedge relationship is designated as either a fair value hedge or cash flow hedge. The hedge is documented at inception, detailing the particular risk objective and strategy considered for undertaking the hedge. The documentation identifies the specific asset or liability being hedged, the risk being hedged, the type of derivative used and how effectiveness of the hedge will be assessed. During fiscal years 2017, 2016, and 2015, these interest rate swap agreements had minimal ineffectiveness and were considered highly-effective hedges.
Changes in the derivatives’ fair values are deferred and are recorded as a component of accumulated other comprehensive income (“AOCI”), net of income taxes, until the underlying transaction is recorded. When the hedged item affects income, gains or losses are reclassified from AOCI to the Consolidated Statements of Operations as interest income/expense. Any ineffectiveness in our hedging relationships is recognized immediately in the Consolidated Statement of Operations. The changes in fair value of the interest rate swap agreements resulted in AOCI gains, net of taxes, of $0.1 million and $0.3 million for the years ended September 30, 2017, and October 1, 2016, respectively, and an AOCI loss, net of taxes, of $0.2 million for the year ended October 3, 2015.
Operating Cash Flows
Cash provided by operating activities in fiscal year 2017 was $13.9 million compared to $2.2 million for fiscal year 2016. The increase of cash provided is primarily related to increased earnings combined with increased collections from our customers compared to our prior fiscal year.
Investing Cash Flows
Cash provided by investing activities in fiscal year 2017 was $18.9 million compared to $10.8 million used in investing activities in fiscal year 2016. Capital expenditures during fiscal year 2017 were $7.9 million and primarily related to machinery and equipment, along with investments in our direct-to-consumer initiatives and information technology systems. During fiscal year 2017, investing cash flows also included $26.0 million in proceeds received from the sale of our Junkfood business. See Note 3—Divestitures, for further information on this transaction. In fiscal year 2016, we used $12.3 million in cash for capital expenditures, including expenditures for the expansion of our textile operations to decrease reliance on purchased fabric and allow us to better leverage our internal operations.
We expect to spend approximately $13 million in capital expenditures in fiscal year 2018, primarily on manufacturing equipment along with information technology and direct-to-consumer investments.
Financing Activities
Cash used in financing activities was $32.7 million in fiscal year 2017 compared to $8.7 million provided by financing activities in fiscal year 2016. In fiscal year 2017, the cash received from the sale of our Junkfood business was used to reduce debt as well as to repurchase our stock throughout the year.
Future Liquidity and Capital Resources
Based on our current expectations, we believe that our credit facility should be sufficient to satisfy our foreseeable working capital needs, and that the cash flow generated by our operations and funds available under our credit facility should be sufficient to service our debt payment requirements, to satisfy our day-to-day working capital needs and to fund our planned capital expenditures. Any material deterioration in our results of operations, however, may result in our loss of the ability to borrow under our revolving credit facility and to issue letters of credit to suppliers, or may cause the borrowing availability under our facility to be insufficient for our needs. Availability under our credit facility is primarily a function of the levels of our accounts receivable and inventory, as well as the uses of cash in our operations. A significant deterioration in our accounts receivable or inventory levels could restrict our ability to borrow additional funds or service our indebtedness. Moreover, our credit facility includes a financial covenant that if the availability under our credit facility falls below the amounts specified in our credit agreement, our Fixed Charge Coverage Ratio (“FCCR”) (as defined in our credit agreement) for the preceding 12-month period must not be less than 1.1 to 1.0. Although our availability at September 30, 2017, was above the minimum thresholds specified in our credit agreement, a significant deterioration in our business could cause our availability to fall below such thresholds, thereby requiring us to maintain the minimum FCCR specified in our credit agreement. As of September 30, 2017, our FCCR was above the minimum threshold specified in our credit agreement.

The following table summarizes our contractual cash obligations as of September 30, 2017, by future period.

	Payments Due by Period (in thousands)
	Total	Less than 1 year	1 - 3 years	3 – 5 years	After 5 years
Contractual Obligations:
Long-term debt (a)	$92,854	$7,548	$15,443	$69,863	$—
Operating leases	44,966	8,259	14,559	7,762	14,386
Capital leases	3,330	840	1,670	806	14
Purchase obligations	32,681	32,681	—	—	—
Total (b)	$173,831	$49,328	$31,672	$78,431	$14,400
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

(b)
We excluded deferred income tax liabilities of $6.9 million from the contractual cash obligations table because we believe inclusion would not be meaningful. Refer to Note 10 - Income Taxes to our Consolidated Financial Statements for more information on our deferred income tax liabilities. Deferred income tax liabilities are calculated based on temporary differences between tax bases of assets and liabilities and their respective book bases, which will result in taxable amounts in future years when the liabilities are settled at their reported financial statement amounts. The results of these calculations do not have a direct connection with the amount of cash taxes to be paid in any future periods and therefore would not relate to liquidity needs. As a result, including deferred income tax liabilities as payments due by period in the schedule could be misleading.

Off-Balance Sheet Arrangements
As of September 30, 2017, we did not have any off-balance sheet arrangements that were material to our financial condition, results of operations or cash flows as defined by Item 303(a)(4) of Regulation S-K promulgated by the SEC other than the letters of credit, operating leases, and purchase obligations described in the table above. We have entered into derivative interest rate contracts as described and included below in “Quantitative and Qualitative Disclosures about Market Risk” in Item 7A of this report.
Dividends and Purchases of our Own Shares
Pursuant to the terms of our credit facility, we are allowed to make cash dividends and stock repurchases if (i) as of the date of the payment or repurchase and after giving effect to the payment or repurchase, we have availability on that date of not less than 15% of the lesser of the borrowing base or the commitment, and average availability for the 30-day period immediately preceding that date of not less than 15% of the lesser of the borrowing base or the commitment; and (ii) the aggregate amount of dividends and stock repurchases after May 10, 2016, does not exceed $10 million plus 50% of our cumulative net income (as defined in the Amended Credit Agreement) from the first day of the third quarter of fiscal year 2016 to the date of determination. At September 30, 2017, and October 1, 2016, there was $7.7 million and $10.7 million, respectively, of retained earnings free of restrictions to make cash dividends or stock repurchases.
Our Board of Directors did not declare, nor were any dividends paid, during fiscal years 2017 and 2016. Any future cash dividend payments will depend upon our earnings, financial condition, capital requirements, compliance with loan covenants and other relevant factors.
As of September 30, 2017, our Board of Directors had authorized management to use up to $50.0 million to repurchase stock in open market transactions under our Stock Repurchase Program. During fiscal years 2017, 2016, and 2015, we purchased 413,337 shares, 217,568 shares, and 140,336 shares, respectively, of our common stock for a total cost of $7.8 million, $3.5 million, and $2.1 million, respectively. As of September 30, 2017, we have purchased 2,893,487 shares of common stock for an aggregate of $38.7 million since the inception of the Stock Repurchase Program. All purchases were made at the discretion of management and pursuant to the safe harbor provisions of SEC Rule 10b-18. As of September 30, 2017, $11.3 million remained available for future purchases under our Stock Repurchase Program, which does not have an expiration date.
CRITICAL ACCOUNTING POLICIES
The discussion and analysis of our financial condition and results of operations are based upon our Consolidated Financial Statements, which were prepared in accordance with GAAP. The preparation of our Consolidated Financial Statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We base our estimates and judgments on historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our most critical accounting estimates, discussed below, pertain to revenue recognition, accounts receivable and related reserves, inventory and related reserves, the carrying value of goodwill, and the accounting for income taxes.
Note 2 to our Consolidated Financial Statements includes a summary of the significant accounting policies or methods used in the preparation of our Consolidated Financial Statements.
Revenue Recognition
Revenues from product sales are recognized when ownership is transferred to the customer, which includes not only the passage of title, but also the transfer of the risk of loss related to the product. At this point, the sales price is fixed and determinable, and we are reasonably assured of the collectibility of the sale. The majority of our sales are shipped FOB or Ex Works shipping point and revenue is therefore recognized when the goods are shipped to the customer. For sales that are shipped FOB or Ex Works destination point, we do not recognize the revenue until the goods are received by the customer. Shipping and handling charges billed to our customers are included in net revenue and the related costs are included in cost of goods sold. Revenues are reported on a net sales basis, which is computed by deducting product returns, discounts and estimated returns and allowances. We estimate returns and allowances on an ongoing basis by considering historical and current trends.
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
Goodwill
Goodwill and definite-lived intangibles were recorded in conjunction with our acquisitions of Salt Life, Junkfood, Art Gun, and Coast. We did not record any separately identifiable indefinite-lived intangibles associated with any of these acquisitions. On March 31, 2017, we sold our Junkfood business to JMJD Ventures, LLC. See Note 3—Divestitures for further information on this transaction. Goodwill represents the excess of the purchase price and related costs over the value assigned to net tangible and identifiable intangible assets of businesses acquired. Goodwill must be tested for impairment at least annually or more frequently if events or changes in circumstances indicate that the carrying amount may be impaired, and is required to be written down when impaired. The goodwill impairment testing process involves the use of significant assumptions, estimates and judgments with respect to a variety of factors, including sales, gross margins, selling, general and administrative expenses, capital expenditures, cash flows and the selection of an appropriate discount rate, all of which are subject to inherent uncertainties and subjectivity. When we perform goodwill impairment testing, our assumptions are based on annual business plans and other forecasted results, which we believe represent those of a market participant. We select a discount rate, which is used to reflect market-based estimates of the risks associated with the projected cash flows, based on the best information available as of the date of the impairment assessment.
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

Income Taxes
We account for income taxes under the liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is required to reduce the carrying value of deferred tax assets to the amount that is more-likely-than-not to be realized. In making this final determination, we follow the Financial Accounting Standards Board ("FASB") Codification No. 740, Income Taxes ("ASC 740"), and look to taxable income in prior carryback years, reversals of existing temporary book/tax differences, tax planning strategies and future taxable income exclusive of reversals of existing temporary differences.  By its very nature, future taxable income requires estimates and judgments about future events that may be predictable, but are far less certain than past events that can be objectively measured.
As of September 30, 2017, we have a federal net operating loss carryforward of $8.5 million, with deferred tax assets of $2.9 million related to the federal NOL, as there is no carryback opportunity and the entire loss must be carried forward for utilization against future taxable income.These federal net loss carryforwards ("NOLs") expire at various intervals from 2033 to 2035. Based on current analysis and assessments, we concluded that no valuation allowance is required on existing deferred tax assets resulting from temporary deductible differences or on federal net operating losses as these are both expected to be fully utilized with future earnings.
We established a valuation allowance related to certain of our state operating loss carryforward amounts in accordance with the provisions of ASC 740. We continually review the adequacy of the valuation allowance and recognize the benefits of deferred tax assets if reassessment indicates that it is more likely than not that the deferred tax assets will be realized based on earnings forecasts in the respective state tax jurisdictions. As of September 30, 2017, we had state NOLs of approximately $41.6 million, with deferred tax assets of $1.6 million related to these state NOLs, and related valuation allowances against them of approximately $0.5 million. These state net loss carryforwards expire at various intervals from 2019 through 2036.
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
Yarn with respect to which we have fixed cotton prices at September 30, 2017, was valued at $6.7 million, and scheduled for delivery between October 2017 and December 2017. At September 30, 2017, a 10% decline in the market price of the cotton covered by our fixed price yarn would have had a negative impact of approximately $0.5 million on the value of the yarn. This compares to what would have been a negative impact of $0.9 million at our 2016 fiscal year-end based on the yarn with fixed cotton prices at October 1, 2016.
We may use derivatives, including cotton option contracts, to manage our exposure to movements in commodity prices. We do not designate our options as hedge instruments upon inception. Accordingly, we mark to market changes in the fair market value of the options in cost of sales in the Consolidated Statements of Operations. We did not own any significant cotton options contracts on September 30, 2017, or October 1, 2016.
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

Interest Rate Sensitivity
Our U.S. revolving credit facility provides that the outstanding amounts owed shall bear interest at variable rates. If the amount of outstanding floating rate indebtedness at September 30, 2017, under the U.S. revolving credit facility had been outstanding during the entire year and the interest rate on this outstanding indebtedness was increased by 100 basis points, our expense would have increased by approximately $0.5 million, or 10.9%, for the fiscal year. This compares to an increase of $0.3 million, or 6.1%, for the 2016 fiscal year based on the outstanding floating rate indebtedness at October 1, 2016. The effect of a 100 basis point increase in interest rates would have had a higher dollar impact for the year ended September 30, 2017, compared to the year ended October 1, 2016, from the higher floating rate debt outstanding on September 30, 2017. The percentage increase is more significant for fiscal year 2017 than for fiscal year 2016 because our total interest expense for fiscal year 2017 was lower than our total interest expense for fiscal year 2016. The actual increase in interest expense resulting from a change in interest rates would depend on the magnitude of the increase in rates and the average principal balance outstanding.
Derivatives
From time to time, we may use interest rate swaps or other instruments to manage our interest rate exposure and reduce the impact of future interest rate changes. See Note 2(z) and Note 16(d) to the Consolidated Financial Statements for more information on our derivatives.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Our Consolidated Financial Statements for each of our fiscal years ended September 30, 2017, October 1, 2016, and October 3, 2015, together with the Reports of Independent Registered Public Accounting Firms thereon, are included in this report commencing on page F-1 and are listed under Part IV, Item 15 in this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2017, and, based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures were effective at the evaluation date.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2017. In this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) ("COSO") in Internal Control – Integrated Framework. The scope of our efforts to comply with the internal requirements of Section 404 of the Sarbanes-Oxley Act of 2002 with respect to fiscal year 2017 included all of our operations. Based on our evaluation, our management has concluded that, as of September 30, 2017, our internal control over financial reporting is effective.
The effectiveness of our internal control over financial reporting as of September 30, 2017, has been audited by Ernst & Young, LLP ("EY"), our independent registered public accounting firm, who also audited our Consolidated Financial Statements. EY’s attestation report on our internal controls over financial reporting is included herein.

Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting during the fourth quarter of fiscal year 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Delta Apparel, Inc. and subsidiaries

We have audited Delta Apparel, Inc. and subsidiaries’ internal control over financial reporting as of September 30, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Delta Apparel, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Delta Apparel, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of September 30, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Delta Apparel, Inc. and subsidiaries as of September 30, 2017, and October 1, 2016, and the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for each of the two years in the period ended September 30, 2017, of Delta Apparel, Inc. and subsidiaries, and our report dated November 28, 2017, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Atlanta, GA
November 28, 2017

ITEM 9B.    OTHER INFORMATION
First Amendment to Fifth Amended and Restated Credit Agreement
On November 27, 2017, Delta Apparel, Soffe, Junkfood, Salt Life, and Art Gun (collectively, the “Borrowers”) entered into a First Amendment to Fifth Amended and Restated Credit Agreement with Wells Fargo Bank, National Association (“Wells Fargo”) and the other lenders set forth therein (the “First Amendment”).
The Fifth Amended and Restated Credit Agreement dated as of May 10, 2016 (the “Amended Credit Agreement”), was filed as Exhibit 10.1 to a Quarterly Report on Form 10-Q filed with the SEC on May 12, 2016.
The First Amendment amends the definition of Fixed Charge Coverage Ratio within the Amended Credit Agreement to permit up to $10 million of the proceeds received from the March 31, 2017, sale of certain assets of Junkfood to be used towards share repurchases for up to one year from the date of that transaction. In addition, the definition of Permitted Purchase Money Indebtedness is amended to extend the time period within which the Borrowers may enter into capital leases and to increase the aggregate principal amount of such leases into which the Borrowers may enter to up to $15 million. The definition of Permitted Investments is also amended to permit the Borrowers to make investments in entities that are not a party to the Amended Credit Agreement in an aggregate amount of up to $2 million. The First Amendment also permits Junkfood to change its name.
The foregoing summary of the First Amendment and the transactions contemplated thereby does not purport to be complete and is qualified in its entirety by reference to the text of the First Amendment, which is filed herewith as Exhibit 10.2.5 to this Annual Report on Form 10-K and which is incorporated herein by reference.
Separate from the relationship related to the Amended Credit Agreement as amended by the First Amendment, certain lenders thereunder have engaged in, or may in the future engage in, transactions with, and perform services for, Delta Apparel and/or its subsidiaries in the ordinary course of business.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item is incorporated herein by reference from the portions of the definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days following the end of our 2017 fiscal year under the headings "Proposal No. 1: Election of Directors", “Corporate Governance”, “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance.”
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
The information required by this Item is incorporated herein by reference from the portions of the definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days following the end of our 2017 fiscal year under the headings “Compensation Discussion and Analysis”, “Compensation Tables,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information relating to security ownership by certain beneficial owners and management is incorporated herein by reference from the portion of the definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days following the end of our 2017 fiscal year under the heading “Stock Ownership of Management and Principal Shareholders."
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
Set forth in the table below is certain information about securities issuable under our equity compensation plans as of September 30, 2017.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	512,856	$13.09	514,027
Equity compensation plans not approved by security holders	6,000	$8.30	—
Total	518,856	$13.03	514,027
For additional information on our stock-based compensation plans, see Note 13 - Stock-Based Compensation to the Consolidated Financial Statements.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated herein by reference from the portion of the definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days following the end of our 2017 fiscal year under the headings “Related Party Transactions” and "Corporate Governance".

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item is incorporated herein by reference from the portion of the definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days following the end of our 2017 fiscal year under the heading “Proposal No. 3: Ratification of Appointment of Independent Registered Public Accounting Firm”.
PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
Financial Statements:
Reports of Independent Registered Public Accounting Firms.
Consolidated Balance Sheets as of September 30, 2017, and October 1, 2016.
Consolidated Statements of Operations for the years ended September 30, 2017, October 1, 2016, and October 3, 2015.
Consolidated Statements of Comprehensive Income for the years ended September 30, 2017, October 1, 2016, and October 3, 2015.
Consolidated Statements of Shareholders’ Equity for the years ended September 30, 2017, October 1, 2016, and October 3, 2015.
Consolidated Statements of Cash Flows for the years ended September 30, 2017, October 1, 2016, and October 3, 2015.
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

10.2.5
First Amendment to Fifth Amended and Restated Credit Agreement, dated November 27, 2017, among Delta Apparel, Inc., M.J. Soffe, LLC, Junkfood Clothing Company, Salt Life, LLC, and Art Gun, LLC, the financial institutions named therein as Lenders, and Wells Fargo Bank, National Association, as Administrative Agent, Sole Lead Arranger, and Sole Book Runner.

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

10.11.1
First Amendment to Employment Agreement between Delta Apparel, Inc. and Robert W. Humphreys dated August 17, 2011: Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on August 19, 2011.***

10.11.2
Second Amendment to Employment Agreement between Delta Apparel, Inc. and Robert W. Humphreys dated June 6, 2012: Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 8, 2012.***

10.11.3
Third Amendment to Employment Agreement between Delta Apparel, Inc. and Robert W. Humphreys dated December 5, 2014: Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on December 8, 2014.***

10.11.4
Fourth Amendment to Employment Agreement between Delta Apparel, Inc. and Robert W. Humphreys dated April 27, 2017: Incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K filed on April 28, 2017.***

10.12	Employment Agreement between Delta Apparel, Inc. and Andrew R. DuVall dated January 18, 2016: Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on January 19, 2016.***

10.13	Employment Agreement between Delta Apparel, Inc. and Justin M. Grow dated December 31, 2015: Incorporated by reference to Exhibit 10.13 to the Company’s Form 10-K filed on November 29, 2016.***

10.14	Form of Restricted Stock Unit and Performance Unit Award Agreement: Incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q filed on November 3, 2011.***

10.15
Delta Apparel Short-Term Incentive Compensation Plan: Incorporated by reference to Exhibit A to the Company's Proxy Statement filed on September 28, 2011, and Exhibit 1 to the Company's Proxy Statement filed on December 29, 2015.***

10.16	Form of Restricted Stock Unit and Performance Unit Award Agreement: Incorporated by reference to Exhibit 10.14 to the Company's Form 10-K filed on August 29, 2013.***

10.17	Agreement between Delta Apparel, Inc. and IMG Worldwide, Inc. dated December 6, 2013: Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on December 6, 2013.

10.18	Form of Restricted Stock Unit Award Agreement: Incorporated by reference to Exhibit 10.16 to the Company's Form 10-K filed on December 10, 2014.***

10.19	Form of Performance Unit Award Agreement: Incorporated by reference to Exhibit 10.17 to the Company's Form 10-K filed on December 10, 2014.***

10.20	Form of Restricted Stock Unit and Performance Unit Award Agreement: Incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q filed on February 9, 2016.***

10.21	Form of Restricted Stock Unit Award Agreement: Incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q filed on February 9, 2016.***

10.22	Form of Performance Unit Award Agreement: Incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q filed on May 8, 2017.***

10.23	Form of Restricted Stock Unit and Performance Unit Award Agreement.***

16.1	February 13, 2014, Correspondence from Ernst & Young LLP to SEC: Incorporated by reference to Exhibit 16.1 to the Company's Form 8-K filed on February 13, 2014.

16.2	March 8, 2016, Correspondence from KPMG LLP to SEC: Incorporated by reference to Exhibit 16.1 to the Company's Form 8-K filed on March 9, 2016.

21	Subsidiaries of the Company.

23.1	Consent of Independent Registered Public Accounting Firm.

23.2	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
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

DELTA APPAREL, INC.
(Registrant)

November 28, 2017	By: /s/ Deborah H. Merrill
Date	Deborah H. Merrill
Chief Financial Officer and President, Delta Basics
(principal financial and accounting officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and as of the dates indicated.

/s/ J. Bradley Campbell	11/28/2017	/s/ Robert W. Humphreys	11/28/2017
J. Bradley Campbell	Date	Robert W. Humphreys	Date
Director		Chairman and Chief Executive Officer

/s/ Sam P. Cortez	11/28/2017	/s/ Deborah H. Merrill	11/28/2017
Sam P. Cortez	Date	Deborah H. Merrill	Date
Director		Chief Financial Officer and President, Delta Basics
(principal financial and accounting officer)

/s/ Elizabeth J. Gatewood	11/28/2017	/s/ David G. Whalen	11/28/2017
Elizabeth J. Gatewood	Date	David G. Whalen	Date
Director		Director

/s/ G. Jay Gogue	11/28/2017	/s/ Robert E. Staton, Sr.	11/28/2017
G. Jay Gogue	Date	Robert E. Staton, Sr.	Date
Director		Director

		/s/ A. Alexander Taylor, II	11/28/2017
		A. Alexander Taylor, II	Date
Director

Delta Apparel, Inc. and Subsidiaries

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Delta Apparel, Inc. and subsidiaries

We have audited the accompanying consolidated balance sheets of Delta Apparel, Inc. and subsidiaries as of September 30, 2017, and October 1, 2016, and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the two years in the period ended September 30, 2017. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Delta Apparel, Inc. and subsidiaries at September 30, 2017, and October 1, 2016, and the consolidated results of their operations and their cash flows for each of the two years in the period ended September 30, 2017, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Delta Apparel, Inc. and subsidiaries’ internal control over financial reporting as of September 30, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated November 28, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Atlanta, GA
November 28, 2017

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Delta Apparel, Inc.:
We have audited the accompanying consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows of Delta Apparel, Inc. and subsidiaries for the year ended October 3, 2015. In connection with our audit of the consolidated financial statements, we also have audited financial statement schedule II listed in Section 15 (a) (2). These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audit.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Delta Apparel, Inc. and subsidiaries for the year ended October 3, 2015, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
(signed) KPMG LLP

Greenville, South Carolina
December 15, 2015, except for Note 14, as to which the date is November 29, 2016

Delta Apparel, Inc. and Subsidiaries
Consolidated Balance Sheets
(Amounts in thousands, except share amounts and per share data)

	September 30, 2017	October 1, 2016
Assets
Cash and cash equivalents	$572	$397
Accounts receivable, net	47,304	63,013
Other receivables	253	596
Income tax receivable	352	86
Inventories, net	174,551	164,247
Note receivable	2,016	—
Prepaid expenses and other current assets	2,646	4,145
Total current assets	227,694	232,484

Property, plant and equipment, net	42,706	43,503
Goodwill	19,917	36,729
Intangible assets, net	16,151	20,922
Deferred income taxes	5,002	5,246
Other assets	6,332	5,768
Total assets	$317,802	$344,652

Liabilities and Shareholders’ Equity
Liabilities:
Accounts payable	$47,183	$51,395
Accrued expenses	17,704	21,706
Current portion of long-term debt	7,548	9,192
Total current liabilities	72,435	82,293

Long-term debt, less current maturities	85,306	106,603
Other liabilities	2,574	1,241
Contingent consideration	1,600	2,500
Total liabilities	$161,915	$192,637

Commitments and contingencies

Shareholders’ equity:
Preferred stock—$0.01 par value, 2,000,000 shares authorized, none issued and outstanding	—	—
Common stock —$0.01 par value, 15,000,000 shares authorized, 9,646,972 shares issued, and 7,300,297 and 7,609,727 shares outstanding as of September 30, 2017, and October 1, 2016, respectively	96	96
Additional paid-in capital	61,065	60,847
Retained earnings	127,358	116,679
Accumulated other comprehensive loss	(35)	(112)
Treasury stock —2,346,675 and 2,037,245 shares as of September 30, 2017, and October 1, 2016, respectively	(32,597)	(25,495)
Total shareholders’ equity	155,887	152,015
Total liabilities and shareholders’ equity	$317,802	$344,652
See accompanying Notes to Consolidated Financial Statements.

Delta Apparel, Inc. and Subsidiaries
Consolidated Statements of Operations
(Amounts in thousands, except per share data)

	Fiscal Year Ended
	September 30, 2017	October 1, 2016	October 3, 2015
Net sales	$385,082	$425,249	$449,142
Cost of goods sold	304,360	331,750	360,823
Gross profit	80,722	93,499	88,319

Selling, general and administrative expenses	67,408	76,578	81,086
Change in fair value of contingent consideration	(900)	(600)	(500)
Gain on sale of business	(1,295)	—	(7,704)
Other income, net	(670)	(552)	(682)
Restructuring costs	—	1,741	—
Operating income	16,179	16,332	16,119

Interest expense	5,011	5,287	6,021
Earnings before provision for income taxes	11,168	11,045	10,098
Provision for income taxes	657	2,081	2,005
Net earnings	$10,511	$8,964	$8,093

Basic earnings per share	$1.40	$1.16	$1.03
Diluted earnings per share	$1.33	$1.12	$1.00

Weighted average number of shares outstanding	7,531	7,726	7,874
Dilutive effect of stock options and awards	351	253	206
Weighted average number of shares assuming dilution	7,882	7,979	8,080
See accompanying Notes to Consolidated Financial Statements.

Delta Apparel, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(Amounts in thousands)

	Fiscal Year Ended
	September 30, 2017	October 1, 2016	October 3, 2015
Net earnings	$10,511	$8,964	$8,093
Other comprehensive income (loss) related to unrealized gain (loss) on derivatives, net of income tax	77	317	(160)
Comprehensive income	$10,588	$9,281	$7,933

See accompanying Notes to Consolidated Financial Statements.

Delta Apparel, Inc. and Subsidiaries
Consolidated Statements of Shareholders’ Equity
(Amounts in thousands, except share amounts)

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Total
Balance at September 27, 2014	9,646,972	$96	$59,649	$99,622	$(269)	1,769,298	$(20,891)	$138,207

Net earnings and other comprehensive loss	—	—	—	8,093	(160)	—	—	7,933
Stock grant	—	—	(663)	—	—	(42,244)	208	(455)
Stock options exercised	—	—	(304)	—	—	(17,584)	502	198
Reduction of tax benefits recognized from stock options	—	—	(673)	—	—	—	—	(673)
Purchase of common stock	—	—	—	—	—	140,336	(2,101)	(2,101)
Stock based compensation	—	—	1,390	—	—	—	—	1,390
Balance at October 3, 2015	9,646,972	96	59,399	107,715	(429)	1,849,806	(22,282)	144,499

Net earnings and other comprehensive income	—	—	—	8,964	317	—	—	9,281
Stock grant	—	—	(493)	—	—	(30,129)	330	(163)
Excess tax benefits from stock awards	—	—	89	—	—	—	—	89
Purchase of common stock	—	—	—	—	—	217,568	(3,543)	(3,543)
Stock based compensation	—	—	1,852	—	—	—	—	1,852
Balance at October 1, 2016	9,646,972	96	60,847	116,679	(112)	2,037,245	(25,495)	152,015

Net earnings and other comprehensive income	—	—	—	10,511	77	—	—	10,588
Stock grant	—	—	(1,476)	—	—	(72,991)	639	(837)
Stock options exercised	—	—	(385)	—	—	(30,916)	54	(331)
Excess tax benefits from stock options and awards	—	—	(89)	168	—	—	—	79
Purchase of common stock	—	—	—	—	—	413,337	(7,795)	(7,795)
Stock based compensation	—	—	2,168	—	—	—	—	2,168
Balance at September 30, 2017	9,646,972	$96	$61,065	$127,358	$(35)	2,346,675	$(32,597)	$155,887
See accompanying Notes to Consolidated Financial Statements.

Delta Apparel, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Amounts in thousands)

	Fiscal Year Ended
	September 30, 2017	October 1, 2016	October 3, 2015
Operating activities:
Net earnings	$10,511	$8,964	$8,093
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	8,489	8,295	8,204
Amortization of intangibles	1,120	1,330	1,338
Amortization of deferred financing fees	323	413	517
Excess tax benefits (deficit) from stock awards and option exercises	89	(89)	(2)
Provision for deferred income taxes	322	2,048	786
Benefit from allowances on accounts receivable, net	(544)	(1,007)	(175)
Non-cash stock compensation	1,872	1,852	1,390
Change in the fair value of contingent consideration	(900)	(600)	(500)
Loss on disposal of equipment	65	108	29
Fixed asset impairment charge	—	607	—
Gain on sale of Junkfood assets after transaction costs	(1,295)	—	—
Gain on sale of The Game assets before transaction costs	—	—	(8,114)
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	16,596	140	6,236
Inventories, net	(13,782)	(15,662)	7,730
Prepaid expenses and other current assets	863	(1,302)	376
Other non-current assets	(894)	(346)	(308)
Accounts payable	(4,201)	(2,217)	(4,370)
Accrued expenses	(4,451)	(420)	158
Income taxes	(355)	(84)	1,447
Other liabilities	110	170	(528)
Net cash provided by operating activities	13,938	2,200	22,307

Investing activities:
Purchases of property and equipment	(7,085)	(12,315)	(7,773)
Proceeds from sale of property and equipment	1	1,861	470
Proceeds from sale of Junkfood assets	26,000	—	—
Proceeds from sale of The Game assets	—	—	14,913
Cash paid for businesses, net of cash acquired	—	(313)	—
Net cash provided by (used in) investing activities	18,916	(10,767)	7,610

Financing activities:
Proceeds from long-term debt	453,860	488,093	497,364
Repayment of long-term debt	(476,801)	(474,510)	(525,125)
Payment of capital financing	(633)	(350)	(150)
Payment of financing fees	—	(1,018)	(42)
Repurchase of common stock	(7,938)	(3,477)	(2,023)
Proceeds from exercise of stock options	—	—	59
Payment of withholding taxes on stock awards and option exercises	(1,167)	(163)	(314)
Excess tax benefits from stock awards and option exercises	—	89	2
Net cash (used in) provided by financing activities	(32,679)	8,664	(30,229)
Net increase (decrease) in cash and cash equivalents	175	97	(312)
Cash and cash equivalents at beginning of period	397	300	612
Cash and cash equivalents at end of period	$572	$397	$300

Supplemental cash flow information:
Cash paid during the period for interest	$4,372	$4,273	$4,803
Cash paid (received) during the period for income taxes, net of refunds received	$506	$308	$(328)
Non-cash financing activity—shortfall to excess tax benefit pool	$—	$—	$673
Non-cash financing activity—capital lease agreement	$2,347	$781	$—
Accrued capital expenditures	$—	$1,615	$—
See accompanying Notes to Consolidated Financial Statements.

Delta Apparel, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2017

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
(b) Fiscal Year: We operate on a 52-53 week fiscal year ending on the Saturday closest to September 30. The 2017 and 2016 fiscal years were 52-week years that ended on September 30, 2017, and October 1, 2016, respectively. The 2015 fiscal year was a 53-week year that ended on October 3, 2015.
(c) Use of Estimates: The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts and disclosures of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates are adjusted to reflect actual experience when necessary. Significant estimates and assumptions affect many items in our financial statements; for example: allowance for doubtful trade receivables, sales returns and allowances, inventory obsolescence, the carrying value of goodwill, income tax assets and related valuation allowance. Our actual results may differ from our estimates.
(d) Cash and Cash Equivalents: Cash and cash equivalents consists of cash and temporary investments with original maturities of three months or less.
(e) Accounts Receivable: Accounts receivable consists primarily of receivables from our customers arising from the sale of our products, and we generally do not require collateral from our customers. We actively monitor our exposure to credit risk through the use of credit approvals and credit limits. Accounts receivable is presented net of reserves for allowances which include allowance for doubtful accounts, returns and allowances. The reserves for allowances were $1.4 million and $2.0 million as of September 30, 2017, and October 1, 2016, respectively.
We estimate the net collectibility of our accounts receivable and establish an allowance for doubtful accounts based upon this assessment. In situations where we are aware of a specific customer’s inability to meet its financial obligation, such as in the case of a bankruptcy filing, a specific reserve for bad debts is recorded against amounts due to reduce the net recognized receivable to the amount reasonably expected to be collected. For all other customers, reserves are determined through analysis of the aging of accounts receivable balances, historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in customer payment terms. In addition, reserves are established for other concessions that have been extended to customers, including advertising, markdowns and other accommodations, net of historical recoveries. These reserves are determined based upon historical deduction trends and evaluation of current market conditions. Bad debt expense was less than 1% of net sales in each of fiscal years 2017, 2016, and 2015.
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

(g) Property, Plant and Equipment: Property, plant and equipment are stated at cost. We depreciate and amortize our assets on a straight-line method over the estimated useful lives of the assets, which range from three to twenty-five years. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the improvements. Assets that we acquire under non-cancelable leases that meet the criteria of capital leases are capitalized in property, plant and equipment and amortized over the useful lives of the related assets. When we retire or dispose of assets, the costs and accumulated depreciation or amortization are removed from the respective accounts, and we recognize any related gain or loss. Repairs and maintenance costs are charged to expense when incurred. Major replacements that substantially extend the useful life of an asset are capitalized and depreciated.
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
(i) Impairment of Long-Lived Assets (Including Amortizable Intangible Assets): In accordance with FASB Codification No. 360, Property, Plant, and Equipment, our long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. When evaluating assets for potential impairment, we compare the carrying amount of the asset to the undiscounted future net cash flows expected to be generated by the asset. If impairment is indicated, the asset is permanently written down to its estimated fair value (based upon future discounted cash flows) and an impairment loss is recognized.
(j) Goodwill and Intangible Assets: We recorded goodwill and intangible assets with definite lives, including trade names and trademarks, customer relationships, technology, and non-compete agreements, in conjunction with the acquisitions of Salt Life, Junkfood, Art Gun, and Coast. On March 31, 2017, we sold the Junkfood business to JMJD Ventures, LLC. See Note 3—Divestitures for further information on this transaction. Intangible assets are amortized based on their estimated economic lives, ranging from four to twenty years. Goodwill represents the excess of the purchase price over the fair value of net identified tangible and intangible assets and liabilities acquired, and is not amortized. The total amount of goodwill is expected to be deductible for tax purposes. See Note 7 — Goodwill and Intangible Assets for further details.
(k) Impairment of Goodwill: We evaluate the carrying value of goodwill annually or more frequently if events or circumstances indicate that an impairment loss may have occurred. Such circumstances could include, but are not limited to, a significant adverse change in business climate, increased competition or other economic conditions.
We complete our annual impairment test of goodwill on the first day of our third fiscal quarter. We estimate fair value of the applicable reporting unit or units using a discounted cash flow methodology. This methodology represents a level 3 fair value measurement as defined under ASC 820, Fair Value Measurements and Disclosures, since the inputs are not readily observable in the marketplace. The goodwill impairment testing process involves the use of significant assumptions, estimates and judgments with respect to a variety of factors, including sales, gross margins, selling, general and administrative expenses, capital expenditures, cash flows and the selection of an appropriate discount rate, all of which are subject to inherent uncertainties and subjectivity. When we perform goodwill impairment testing, our assumptions are based on annual business plans and other forecasted results, which we believe represent those of a market participant. We select a discount rate, which is used to reflect market-based estimates of the risks associated with the projected cash flows, based on the best information available as of the date of the impairment assessment. Based on the annual impairment analysis, there is not an impairment on the goodwill associated with Salt Life, the only goodwill recorded on our financial statements.
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
(l) Contingent Consideration: At the end of each reporting period, we are required to remeasure the fair value of the contingent consideration related to the Salt Life and Art Gun acquisitions in accordance with FASB Codification No. 805, Business Combinations (“ASC 805”). Based on the operating results and projections, we analyzed the fair value of the contingent consideration for Salt Life as of September 30, 2017. The estimated fair value of the contingent consideration for Salt Life was $1.6 million and $2.5 million at September 30, 2017, and October 1, 2016, respectively. The Art Gun contingent consideration agreement concluded during fiscal year 2017 and no contingent consideration was paid.
(m) Self-Insurance Reserves: Prior to January 1, 2015, our medical, prescription and dental care benefits were primarily self-insured. Effective January 1, 2015, our medical and prescription benefits became fully insured, but our dental insurance remained self-insured. Our prior self-insurance accruals were based on claims filed and estimates of claims incurred but not reported. We develop estimates of claims incurred but not reported based upon the historical time it takes for a claim to be reported and paid, and historical claim amounts. Self-insurance reserves were less than $0.1 million as of September 30, 2017, and October 1, 2016.
(n) Revenue Recognition: Revenues from product sales are recognized when ownership is transferred to the customer, which includes not only the passage of title, but also the transfer of the risk of loss related to the product. At this point, the sales price is fixed and determinable, and we are reasonably assured of the collectibility of the sale. The majority of our sales are shipped FOB or Ex Works shipping point and revenue is therefore recognized when the goods are shipped to the customer. For sales that are shipped FOB or Ex Works destination point, we do not recognize the revenue until the goods are received by the customer. Shipping and handling charges billed to our customers are included in net revenue and the related costs are included in cost of goods sold. Revenues are reported on a net sales basis, which is computed by deducting product returns, discounts and estimated returns and allowances. We estimate returns and allowances on an ongoing basis by considering historical and current trends.
Royalty revenue is primarily derived from royalties paid to us by licensees of our intellectual property rights, which include, among other things, trademarks and copyrights. We execute license agreements with our licensees detailing the terms of the licensing arrangement. Royalties are generally recognized upon receipt of the licensees' royalty report in accordance with the terms of the executed license agreement and when all other revenue recognition criteria have been met.
(o) Sales Tax: Sales tax collected from customers and remitted to various government agencies are presented on a net basis (excluded from revenues) in the Consolidated Statements of Operations.
(p) Cost of Goods Sold: We include all manufacturing and sourcing costs incurred prior to the receipt of finished goods at our distribution facilities in cost of goods sold. The cost of goods sold principally includes product cost, purchasing costs, inbound freight charges, insurance, inventory write-downs, and depreciation and amortization expense associated with our manufacturing and sourcing operations. Our gross margins may not be comparable to other companies, since some entities include costs related to their distribution network in cost of goods sold and we exclude them from gross margin, including them instead in selling, general and administrative expenses.
(q) Selling, General and Administrative Expense: We include in selling, general and administrative expenses costs incurred subsequent to the receipt of finished goods at our distribution facilities, such as the cost of stocking, warehousing, picking and packing, and shipping goods for delivery to our customers. Distribution costs included in selling, general and administrative expenses totaled $14.6 million, $15.1 million and $16.8 million in fiscal years 2017, 2016, and 2015, respectively. In addition, selling, general and administrative expenses include costs related to sales associates, administrative personnel cost, advertising and marketing expenses, royalty payments on licensed products, and other general and administrative expenses.
(r) Advertising Costs: All costs associated with advertising and promoting our products are expensed during the year in which they are incurred and are included in selling, general and administrative expenses in the Consolidated Statements of Operations. We participate in cooperative advertising programs with our customers. Depending on the customer, our defined cooperative programs allow the customer to use from 2% to 5% of its net purchases from us towards advertisements of our products. Because our products are being specifically advertised, we are receiving an identifiable benefit resulting from the consideration for cooperative advertising. Therefore, pursuant to FASB Codification No. 605-50, Revenue Recognition, Customers Payments and Incentives, we record cooperative advertising costs as a selling expense and the related cooperative advertising reserve as an accrued liability. Advertising costs totaled $4.6 million, $4.4 million and $4.7 million in fiscal years 2017, 2016, and 2015, respectively. Included in these costs were $1.1 million in fiscal years 2017, 2016, and 2015 related to our cooperative advertising programs.
(s) Stock-Based Compensation: Stock-based compensation cost is accounted for under the provisions of FASB Codification No. 718, Compensation – Stock Compensation (“ASC 718”), the Securities and Exchange Commission Staff Accounting Bulletin No. 107 ("SAB 107"), and the Securities and Exchange Commission Staff Accounting Bulletin No. 110 ("SAB 110"). ASC 718 requires all stock-based payments to employees, including grants of employee stock options, to be recognized as expense over the vesting period using a fair value method. The fair value of our restricted stock awards is the quoted market value of our stock on the grant date.  For performance-based stock awards, in the event we determine it is no longer probable that we will achieve the minimum performance criteria specified in the award, we reverse all of the previously recognized compensation expense in the period such a determination is made. We recognize the fair value, net of estimated forfeitures, as a component of selling, general and administrative expense in the Consolidated Statements of Operations over the vesting period. We early adopted ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, (ASU 2016-09). For more information, see (aa) Recently Adopted Accounting Pronouncements within Note 2 — Significant Accounting Policies.
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
(v) Foreign Currency Translation: Our functional currency for our foreign operated manufacturing facilities is the United States dollar. We remeasure those assets and liabilities denominated in foreign currencies using exchange rates in effect at each balance sheet date. Property, plant and equipment and the related accumulated depreciation or amortization are recorded at the exchange rates in effect on the date we acquired the assets. Revenues and expenses denominated in foreign currencies are remeasured using average exchange rates during the period transacted. We recognize the resulting foreign exchange gains and losses as a component of other income and expense in the Consolidated Statements of Operations. These gains and losses are immaterial for all periods presented.
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
(x) Other Comprehensive Income (Loss): Other Comprehensive Income (Loss) consists of net earnings (loss) and unrealized gains (losses) from cash flow hedges, net of tax. Accumulated other comprehensive loss contained in the shareholders’ equity section of the Consolidated Balance Sheets was $35 thousand and $0.1 million as of September 30, 2017, and October 1, 2016, respectively, and was related to interest rate swap agreements.
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
From time to time, we may purchase cotton option contracts to economically hedge the risk related to market fluctuations in the cost of cotton used in our operations. We do not receive hedge accounting treatment for these derivatives. As such, the realized gains and losses associated with them were recorded within cost of goods sold on the Consolidated Statement of Operations. There were no significant raw material option agreements that were purchased during fiscal years 2017, 2016, or 2015.

In September 2013, we entered into four interest rate swap agreements, as follows:

	Effective Date	Notational Amount	LIBOR Rate	Maturity Date
Interest Rate Swap	September 9, 2013	$15 million	1.1700%	September 9, 2016
Interest Rate Swap	September 9, 2013	$15 million	1.6480%	September 11, 2017
Interest Rate Swap	September 19, 2013	$15 million	1.0030%	September 19, 2016
Interest Rate Swap	September 19, 2013	$15 million	1.4490%	September 19, 2017
During fiscal years 2017, 2016, and 2015, these interest rate swap agreements had minimal ineffectiveness and were considered highly-effective hedges.
In July 2017, we entered into two interest rate swap agreements, as follows:

	Effective Date	Notational Amount	LIBOR Rate	Maturity Date
Interest Rate Swap	July 19, 2017	$10 million	1.7400%	July 19, 2019
Interest Rate Swap	July 19, 2017	$10 million	1.9900%	May 10, 2021
During fiscal year 2017, these interest rate swap agreements had minimal ineffectiveness and were considered highly effective hedges.
The changes in fair value of the interest rate swap agreements resulted in AOCI gains, net of taxes, of $0.1 million and $0.3 million for the years ended September 30, 2017, and October 1, 2016, respectively, and an AOCI loss, net of taxes, of $0.2 million for the year ended October 3, 2015. See Note 16(d) - Derivatives for further details.
(aa) Recently Adopted Accounting Pronouncements:
In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, (ASU 2016-09). ASU 2016-09 simplifies various aspects of accounting for share-based payment transactions. The most significant change from this update amends the presentation of excess tax benefits and deficiencies in the financial statements by eliminating tax pools and requiring these benefits and deficiencies to be reflected in the income statement. It also allows employer withholding on share based compensation up to the maximum statutory rate without the possibility of triggering liability accounting and allows companies to make a policy election as it relates to forfeitures. Additionally, the ASU provides definitive guidance related to presentation of income tax benefit/deficiencies as an operating activity and payment of taxes for employee withholding from stock compensation as a financing activity within the Consolidated Statements of Cash Flows. ASU 2016-09 was adopted in our fiscal year beginning October 2, 2016, and we have elected to continue our policy of estimating forfeitures. As a result of this adoption, we recalculated previously released diluted earnings per share with updated calculations depicted in Note 17—Quarterly Financial Information. This resulted from the exclusion of excess tax benefits and tax deficiencies from the calculation of assumed proceeds. Diluted earnings per share declined $0.01 per share in our March and June fiscal quarters and remained unchanged in our December quarter.
(ab) Recently Issued Accounting Pronouncements Not Yet Adopted:
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, ("ASU 2014-09"). This new guidance requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. ASU 2014-09 is effective for annual periods beginning after December 15, 2017, for public business entities and permits the use of either the retrospective or cumulative effect transition method. Early application is permitted only for annual reporting periods beginning after December 15, 2016. ASU 2014-09 will therefore be effective in our fiscal year beginning September 30, 2018. Although we have not yet determined our adoption method, we have identified a committee, agreed on a methodology for review of our revenue arrangements and initiated the review process for adoption of this ASU, and are evaluating the effect that ASU 2014-09 will have on our Consolidated Financial Statements and related disclosures.
In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory, ("ASU 2015-11").  This new guidance requires an entity to measure inventory at the lower of cost and net realizable value. Currently, entities measure inventory at the lower of cost or market. ASU 2015-11 replaces market with net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.  Subsequent measurement is unchanged for inventory measured under last-in, first-out or the retail inventory method.  ASU 2015-11 requires prospective adoption for inventory measurements for fiscal years beginning after December 15, 2016, and interim periods within those years for public business entities.  Early application is permitted.  ASU 2015-11 will therefore be effective in our fiscal year beginning October 1, 2017. We are evaluating the effect that ASU 2015-11 will have on our Consolidated Financial Statements and related disclosures, but do not believe it will have a material impact.
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

NOTE 3—DIVESTITURES
Junkfood Divestiture
On March 31, 2017, we completed the sale of our Junkfood business to JMJD Ventures, LLC for $27.9 million. The business sold consisted of vintage-inspired Junk Food branded and private label products sold in the United States and internationally. We received cash at closing of $25.0 million and recorded a $2.9 million note receivable with payments due between June 30, 2017, and March 30, 2018. The note receivable was amended on June 29, 2017, to revise the repayment schedule for payments to be made between September 29, 2017, and March 30, 2018.
We realized a $1.3 million pre-tax gain on the sale of the Junkfood business resulting from the proceeds of $27.9 million less the costs of assets sold and other expenses, and less direct selling costs associated with the transaction. The pre-tax gain was recorded in the Condensed Consolidated Statement of Operations as Gain on sale of business.
The Game Divestiture
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

NOTE 4—RESTRUCTURING PLAN
On May 10, 2016, in connection with certain strategic manufacturing initiatives, we announced plans to restructure our manufacturing operations with the closing of our textile manufacturing facility in Maiden, North Carolina, the consolidation of sew facilities in Mexico, and the expansion of production at our lower-cost Ceiba Textiles facility in Honduras. In September 2016, we sold the Maiden facility real estate and certain machinery, equipment and supply parts used in the Maiden facility for approximately $1.7 million. As part of the closing of the Maiden facility and the expansion of operations at our offshore facilities, we incurred the following costs (in thousands):

Fiscal Year Ended
October 1, 2016
Excess manufacturing costs related to the shutdown and start-up operations	$1,096
Total expenses included in cost of goods sold	1,096

Employee termination costs	597
Fixed asset impairment	607
Inventory and supply part impairment	144
Other costs to exit facility	393
Total restructuring costs	1,741
Total manufacturing realignment expenses	$2,837
All of these expenses were recorded in our basics segment. We did not incur any significant additional costs related to the manufacturing initiative in fiscal year 2017. We paid $0.1 million and $0.4 million in employee termination benefits in fiscal years 2017 and 2016, respectively.
NOTE 5—INVENTORIES
Inventories, net of reserves of $9.8 million and $8.8 million as of September 30, 2017, and October 1, 2016, respectively, consist of the following (in thousands):

	September 30, 2017	October 1, 2016
Raw materials	$8,973	$11,442
Work in process	18,543	18,158
Finished goods	147,035	134,647
	$174,551	$164,247
Raw materials include finished yarn and direct materials for the basics segment, undecorated garments for the Art Gun business and direct embellishment materials for the branded segment. The fiscal year ended October 1, 2016, included $2.6 million of raw materials and $1.7 million of finished goods related to the since-divested Junkfood business.
NOTE 6—PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consist of the following (in thousands, except economic life data):

	Estimated Useful Life	September 30, 2017	October 1, 2016
Land and land improvements	25 years	$572	$572
Buildings	20 years	2,989	3,369
Machinery and equipment	10 years	75,838	72,068
Computers and software	3-10 years	20,128	20,889
Furniture and fixtures	7 years	2,251	1,977
Leasehold improvements	3-10 years	5,275	3,686
Vehicles and related equipment	5 years	791	808
Construction in progress	N/A	3,035	3,719
		110,879	107,088
Less accumulated depreciation and amortization		(68,173)	(63,585)
		$42,706	$43,503

NOTE 7—GOODWILL AND INTANGIBLE ASSETS
Goodwill and components of intangible assets consist of the following (in thousands):

	September 30, 2017			October 1, 2016
	Cost	Accumulated Amortization	Net Value	Cost	Accumulated Amortization	Net Value	Economic Life

Goodwill	$19,917	$—	$19,917	$36,729	$—	$36,729	N/A

Intangibles:
Tradename/trademarks	$16,090	$(2,193)	$13,897	$17,620	$(2,514)	$15,106	20 - 30 yrs
Customer relationships	—	—	—	7,220	(4,016)	3,204	20 yrs
Technology	1,220	(947)	273	1,220	(826)	394	10 yrs
License Agreements	2,100	(423)	1,677	2,100	(320)	1,780	15 - 30 yrs
Non-compete agreements	1,037	(733)	304	1,287	(849)	438	4 – 8.5 yrs
Total intangibles	$20,447	$(4,296)	$16,151	$29,447	$(8,525)	$20,922

Goodwill represents the acquired goodwill net of the cumulative impairment losses recorded in fiscal year 2011 of $0.6 million. The goodwill recorded on our financial statements is all included in the branded segment. Goodwill was reduced by $16.8 million associated with the Junkfood divestiture. The sale of Junkfood, completed on March 31, 2017, included intangible assets, net of accumulated amortization, consisting of trademarks of $0.6 million and customer relationships of $3.0 million. In August 2016, we acquired substantially all of the assets of Coast Apparel, LLC for $313 thousand, which resulted in additional intangible assets of $0.1 million.

Amortization expense for intangible assets was $1.1 million for the year ended September 30, 2017, and $1.3 million for each of the years ended October 1, 2016, and October 3, 2015. Amortization expense is estimated to be approximately $0.9 million for each of fiscal years 2018 and 2019, approximately $0.7 million for fiscal year 2020, and approximately $0.6 million for each of fiscal years 2021 and 2022.
NOTE 8—ACCRUED EXPENSES
Accrued expenses consist of the following (in thousands):

	September 30, 2017	October 1, 2016
Accrued employee compensation and benefits	$12,683	$12,899
Taxes accrued and withheld	931	1,003
Accrued insurance	126	263
Accrued advertising	524	256
Accrued royalties	113	1,653
Accrued commissions	327	460
Accrued freight	1,060	1,105
Other	1,940	4,067
	$17,704	$21,706

NOTE 9—LONG-TERM DEBT
Long-term debt consists of the following (in thousands):

	September 30, 2017	October 1, 2016
Revolving U.S. credit facility, interest at base rate or adjusted LIBOR rate plus an applicable margin (interest at 2.9% on September 30, 2017) due May 2021	$74,608	$92,137
Revolving credit facility with Banco Ficohsa, a Honduran bank, interest at 8% due March 2019 (denominated in U.S. dollars)	4,975	5,000
Term loan with Banco Ficohsa, a Honduran bank, interest at 7%, monthly installments beginning March, 2011 through March 2018 (denominated in U.S. dollars)	486	1,459
Term loan with Banco Ficohsa, a Honduran bank, interest at 7.5%, monthly installments beginning November 2014 through December 2020 (denominated in U.S. dollars)	2,000	2,600
Term loan with Banco Ficohsa, a Honduran bank, interest at 8%, monthly installments beginning June 2016 through April 2022 (denominated in U.S. dollars)	1,358	1,650
Term loan with Banco Ficohsa, a Honduran bank, interest at 8%, monthly installments beginning June 2016 through July 2017 (denominated in U.S. dollars)	—	4,833
Term loan with Banco Ficohsa, a Honduran bank, interest at 8%, monthly installments beginning October 2017 through September 2021 (denominated in U.S. dollars)	4,083	—
Salt Life acquisition promissory note, imputed interest at 3.62%, quarterly payments beginning September 2016 through June 2019	5,344	8,116
	92,854	115,795
Less current installments	(7,548)	(9,192)
Long-term debt, excluding current installments	$85,306	$106,603
On May 10, 2016, we amended our U.S. revolving credit facility and entered into a Fifth Amended and Restated Credit Agreement (the "Amended Credit Agreement") with Wells Fargo Bank, National Association ("Wells Fargo"), as Administrative Agent, the Sole Lead Arranger and the Sole Book Runner, and the financial institutions named therein as Lenders, which are Wells Fargo, PNC Bank, National Association and Regions Bank. Our subsidiaries, M.J. Soffe, LLC, Junkfood Clothing Company, Salt Life, LLC, and Art Gun, LLC (together with the Company, the "Companies"), are co-borrowers under the Amended Credit Agreement. The Amended Credit Agreement was subsequently amended on November 27, 2017. For further information refer to Item 9B. Other Information.
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
Our U.S. revolving credit facility is secured by a first-priority lien on substantially all of the real and personal property of Delta Apparel, Junkfood, Soffe, Salt Life, and Art Gun. All loans bear interest at rates, at the Company's option, based on either (a) an adjusted LIBOR rate plus an applicable margin or (b) a base rate plus an applicable margin, with the base rate equal to the greater of (i) the federal funds rate plus 0.5%, (ii) the LIBOR rate plus 1.0%, or (iii) the prime rate announced by Wells Fargo, National Association. The facility requires monthly installment payments of approximately $0.2 million in connection with fixed asset amortizations, and these amounts reduce the amount of availability under the facility. Annual facility fees are 0.25% or 0.375% (subject to average excess availability) of the amount by which $145 million exceeds the average daily principal balance of the outstanding loans and letters of credit accommodations. The annual facility fees are charged monthly based on the principal balances during the immediately preceding month.
At September 30, 2017, we had $74.6 million outstanding under our U.S. revolving credit facility at an average interest rate of 2.9%, and had the ability to borrow an additional $37.5 million. This credit facility includes the financial covenant that if the amount of availability falls below the threshold amounts set forth in the Amended Credit Agreement, our Fixed Charge Coverage Ratio (“FCCR”) (as defined in the Amended Credit Agreement) for the preceding 12-month period must not be less than 1.1 to 1.0. We were not subject to the FCCR covenant as of September 30, 2017, because our availability was above the minimum required under the Amended Credit Agreement. At September 30, 2017, our FCCR was above the required 1.1 to 1.0 ratio and, therefore, we would have satisfied our financial covenant had we been subject to it. In addition, the credit facility includes customary conditions to funding, representations and warranties, covenants, and events of default. The covenants include, among other things, limitations on asset sales, consolidations, mergers, liens, indebtedness, loans, investments, guaranties, acquisitions, dividends, stock repurchases, and transactions with affiliates.
Proceeds of the loans made pursuant to the Amended Credit Agreement may be used for permitted acquisitions (as defined in the Amended Credit Agreement), general operating expenses, working capital, other corporate purposes, and to finance credit facility fees and expenses. Pursuant to the terms of our credit facility, we are allowed to make cash dividends and stock repurchases if (i) as of the date of the payment or repurchase and after giving effect to the payment or repurchase, we have availability on that date of not less than 15% of the lesser of the borrowing base or the commitment, and average availability for the 30-day period immediately preceding that date of not less than 15% of the lesser of the borrowing base or the commitment; and (ii) the aggregate amount of dividends and stock repurchases after May 10, 2016, does not exceed $10 million plus 50% of our cumulative net income (as defined in the Amended Credit Agreement) from the first day of the third quarter of fiscal year 2016 to the date of determination. At September 30, 2017, and October 1, 2016, there was $7.7 million and $10.7 million, respectively, of retained earnings free of restrictions to make cash dividends or stock repurchases.
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
In August 2013, we acquired Salt Life and issued two promissory notes in the aggregate principal amount of $22.0 million, which included a one-time installment of $9.0 million that was paid as required on September 30, 2014, and quarterly installments commencing on March 31, 2015, with the final installment due on June 30, 2019. The promissory notes are zero-interest notes and state that interest will be imputed as required under Section 1274 of the Internal Revenue Code. We have imputed interest at 1.92% and 3.62% on the promissory notes that matured on June 30, 2016, and will mature on June 30, 2019, respectively. At September 30, 2017, the discounted value of the promissory note was $5.3 million.
On December 6, 2013, we entered into an agreement (the "IMG Agreement") with IMG Worldwide, Inc. ("IMG") that provided for the termination of the Salt Life brand license agreements entered into between Delta and IMG (as agent on behalf of Salt Life Holdings) prior to the acquisition of Salt Life as well as the agency agreement entered into between Salt Life Holdings and IMG prior to the acquisition of Salt Life. In addition, the IMG Agreement provides that Delta and Salt Life Holdings are released from all obligations and liabilities under those agreements or relating to the acquisition of Salt Life. Pursuant to the IMG Agreement, Salt Life and IMG entered into a separate, multi-year agency agreement, which has since been terminated, whereby IMG represented Salt Life with respect to the licensing of the Salt Life brand in connection with certain product and service categories. Salt Life agreed to pay IMG installments totaling $3,500,000 to terminate the existing arrangements. There was a $3,000,000 indemnification asset that was recorded as part of the purchase of Salt Life that was released from escrow during the quarter ended December 28, 2013, and applied towards these payment obligations, along with additional amounts previously accrued for royalty obligations under the above-referenced Salt Life brand license agreements. During the year ended October 3, 2015, we made payments of $0.8 million in accordance with the terms of the agreement. As of October 3, 2015, there were 3 quarterly installments of $195 thousand remaining, and we had recorded the fair value of the liability as of October 3, 2015, in our financials with $0.6 million in accrued expenses. During the year ended October 1, 2016, we made the final payments of $0.6 million in accordance with the terms of the agreement and no amounts remain accrued in our financial statements as of October 1, 2016.
Since March, 2011, we have entered into loans and a revolving credit facility with Banco Ficohsa, a Honduran bank, in order to finance both the operations and capital expansion of our Honduran facilities. Each of these loans are secured by a first-priority lien on the assets of our Honduran operations, and are not guaranteed by our U.S. entities. These loans are denominated in U.S. dollars and the carrying value of the debt approximates the fair value. The revolving credit facility requires minimum payments during each six-month period of the 18-month term; however the loan agreement permits additional drawdowns to the extent payments are made and certain objective covenants are met. The current revolving Honduran debt, by its nature, is not long-term, as it requires scheduled payments each six months. However, as the loan permits us to re-borrow funds up to the amount repaid, subject to certain covenants, and we intend to re-borrow funds, subject to the objective covenants, the amounts have been classified as long-term debt. Information about these loans and the outstanding balance as of September 30, 2017, is listed as part of the long-term debt schedule above.
The aggregate maturities of debt at September 30, 2017, are as follows (in thousands):

Fiscal Year	Amount
2018	$7,548
2019	11,381
2020	4,062
2021	69,669
2022	194
Thereafter	—
$92,854
NOTE 10—INCOME TAXES
The provision for income taxes consists of the following (in thousands):

	Period ended
	September 30, 2017	October 1, 2016	October 3, 2015
Current:
Federal	$215	$36	$—
State	47	78	60
Foreign	127	179	186
Total current	$389	$293	$246
Deferred:
Federal	$(112)	$1,462	$1,320
State	380	326	439
Total deferred	268	1,788	1,759
Provision for income taxes	$657	$2,081	$2,005
For financial reporting purposes our income before provision for income taxes includes the following components (in thousands):

	Period ended
	September 30, 2017	October 1, 2016	October 3, 2015
United States	$1,767	$3,966	$3,434
Foreign	9,401	7,079	6,664
	$11,168	$11,045	$10,098

A reconciliation between actual provision for income taxes and the provision for income taxes computed using the federal statutory income tax rate of 34.0% is as follows (in thousands):

	Period ended
	September 30, 2017	October 1, 2016	October 3, 2015
Income tax expense at the statutory rate	$3,797	$3,755	$3,433
State income tax (benefit) expense, net of federal income tax effect	(80)	447	374
Impact of state rate changes	115	116	—
Rate difference and nondeductible items in foreign jurisdictions	33	54	(30)
Impact of foreign earnings in tax-free zone	(3,052)	(2,319)	(2,168)
Valuation allowance adjustments	362	(71)	—
Nondeductible compensation	—	—	335
Nondeductible amortization and other permanent differences	(496)	96	81
Other	(22)	3	(20)
Provision for income taxes	$657	$2,081	$2,005
Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. We have not provided deferred taxes on the $75.5 million of undistributed earnings of our foreign subsidiaries where the earnings are considered to be permanently reinvested. The undistributed earnings would become taxable in the United States if we decided to repatriate earnings for business, tax or foreign exchange reasons. If we made that decision, U.S. income taxes would be provided for net of foreign taxes already paid. The determination of the unrecognized deferred tax liability associated with these unremitted earnings is not practical at this time.
Significant components of our deferred tax assets and liabilities are as follows (in thousands):

	September 30, 2017	October 1, 2016
Deferred tax assets:
Federal net operating loss carryforwards	$2,902	$6,256
State net operating loss carryforwards	1,573	1,784
Derivative — interest rate contracts	21	70
Alternative minimum tax credit carryforward	404	135
Inventories and reserves	3,681	3,426
Accrued compensation and benefits	3,139	3,331
Receivable allowances and reserves	543	767
Other	98	89
Gross deferred tax assets	12,361	15,858
Less valuation allowance — state net operating loss	(493)	(131)
Net deferred tax assets	11,868	15,727

Deferred tax liabilities:
Depreciation	(3,501)	(2,868)
Goodwill and intangibles	(3,319)	(7,463)
Other	(46)	(150)
Gross deferred tax liabilities	(6,866)	(10,481)
Net deferred tax asset	5,002	5,246
As of September 30, 2017, and October 1, 2016, we had federal net operating loss carryforwards of approximately $8.5 million and $18.3 million, respectively. The deferred tax assets resulting from federal net operating losses for September 30, 2017, and October 1, 2016, were $2.9 million and $6.3 million, respectively. There is no carryback opportunity for these losses and the carryforwards expire at various intervals from 2033 to 2035. We determined that no valuation allowance is required, as we expect that all such carryforwards more likely than not will be realized within statutory periods of carryover and utilization.
As of September 30, 2017, and October 1, 2016, we had state net operating loss carryforwards of approximately $41.6 million and $45.4 million, respectively. These carryforwards expire at various intervals from 2019 through 2036. Our deferred tax asset related to state net operating loss carryforwards is reduced by a valuation allowance to result in deferred tax assets we consider more likely than not to be realized.
For both federal and state purposes, the ultimate realization of deferred tax assets depends upon the generation of future taxable income or tax planning strategies during the periods in which those temporary differences become deductible or when the carryforwards are available.
FASB Codification No. 740, Income Taxes (“ASC 740”) requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not (i.e., a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that is greater than 50% percent likely of being realized upon ultimate settlement. Accrued interest and penalties related to unrecognized tax benefits would also be recorded. We did not have any material unrecognized tax benefits as of September 30, 2017, or October 1, 2016.
The tax years 2013 to 2015, according to statute and with few exceptions, remain open to examination by various federal, state, local and foreign jurisdictions.
NOTE 11—LEASES
We have several non-cancelable operating leases primarily related to buildings, office equipment and computer systems. Certain land and building leases have renewal options generally for periods ranging from 5 to 10 years.
Future minimum lease payments under non-cancelable operating leases as of September 30, 2017, were as follows (in thousands):

Fiscal Year	Amount
2018	$8,259
2019	7,856
2020	6,703
2021	4,542
2022	3,220
Thereafter	14,386
$44,966
Rent expense for all operating leases was $8.8 million, $9.3 million and $9.4 million for fiscal years 2017, 2016, and 2015, respectively.
NOTE 12—EMPLOYEE BENEFIT PLANS
We sponsor and maintain a 401(k) retirement savings plan (the “401(k) Plan”) for our employees who meet certain requirements. The 401(k) Plan permits participants to make pre-tax contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code, as well as a Roth Plan that allows for after tax contributions. The 401(k) Plan provides for us to make a guaranteed match of a defined portion of the employee’s contributions. During fiscal years 2017, 2016, and 2015 we contributed approximately $0.9 million, $1.1 million, and $1.1 million, respectively, to the 401(k) Plan.
We provide post-retirement life insurance benefits for certain retired employees. The plan is noncontributory and is unfunded, and therefore, benefits and expenses are paid from our general assets as they are incurred. All of the employees in the plan are fully vested and the plan was closed to new employees in 1990. The discount rate used in determining the liability was 6.0% for fiscal years 2017 and 2016. The following table presents the benefit obligation, which is included in accrued expenses in the accompanying balance sheets (in thousands).

	September 30, 2017	October 1, 2016
Balance at beginning of year	$344	$412
Interest expense	5	6
Benefits paid	(6)	(81)
Adjustment	—	7
Balance at end of year	$343	$344
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
We account for these plans pursuant to ASC 718, SAB 107 and SAB 110. Shares are generally issued from treasury stock upon exercise of the options or the vesting of the restricted stock units and performance units. We early adopted ASU 2016-09 in our fiscal year beginning October 2, 2016. See Note 2—Significant Accounting Policies (aa) Recently Adopted Accounting Pronouncements for further detail. This new guidance requires all income tax effects of awards to be recognized in the income statement when the awards vest or are settled. All excess tax benefits and tax deficiencies (including tax benefits of dividends on share-based payment awards) should be recognized as income tax expense or benefit in the income statement. The tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur. An entity also should recognize excess tax benefits regardless of whether the benefit reduces taxes payable in the current period.
Compensation expense is recorded on the selling, general and administrative expense line item in our Consolidated Statements of Operations over the vesting periods. Total employee stock-based compensation expense for fiscal years 2017, 2016, and 2015 was $2.3 million, $2.0 million and $1.9 million, respectively. Associated with the compensation cost are income tax benefits recognized of $0.9 million, $0.8 million and $0.7 million in fiscal years 2017, 2016, and 2015, respectively.
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
Stock Options
No stock options were granted during fiscal year 2017. All outstanding options granted by the Company have vested and are exercisable.
A summary of the stock option activity during the periods ended September 30, 2017, October 1, 2016, and October 3, 2015, is as follows:

	Fiscal Year Ended
	September 30, 2017		October 1, 2016		October 3, 2015
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Stock options outstanding, beginning of period	10,000	$13.07	10,000	$13.07	50,000	$13.47
Stock options granted	—	—	—	—	—	—
Stock options exercised	—	—	—	—	—	—
Stock options forfeited	—	—	—	—	(40,000)	13.56
Stock options outstanding, end of period	10,000	$13.07	10,000	$13.07	10,000	$13.07
Stock options outstanding and exercisable, end of period	10,000	$13.07	10,000	$13.07	10,000	$13.07
The following table summarizes information about our stock options outstanding, all of which are vested and exercisable as of September 30, 2017:

Date of Option Grant	Number of Options Outstanding and Exercisable	Exercise Price	Grant-Date Fair Value	Expiration Date
February 2, 2011	10,000	$13.07	$6.35	February 18, 2018
	10,000

Restricted Stock Units and Performance Units
The following table summarizes the restricted stock unit and performance unit award activity during the periods ended September 30, 2017, October 1, 2016, and October 3, 2015:

	Fiscal Year Ended
	September 30, 2017		October 1, 2016		October 3, 2015
	Number of Units	Weighted average grant date fair value	Number of Units	Weighted average grant date fair value	Number of Units	Weighted average grant date fair value
Units outstanding, beginning of fiscal period	585,638	$11.54	518,800	$10.80	215,352	$14.31
Units granted	126,000	$17.97	159,138	$14.03	524,000	$10.81
Units issued	(64,846)	$11.14	(49,529)	$12.32	(69,657)	$14.31
Units forfeited	(133,936)	$12.02	(42,771)	$10.87	(150,895)	$14.26
Units outstanding, end of fiscal period	512,856	$13.09	585,638	$11.54	518,800	$10.80
During fiscal year 2017, performance stock units representing 126,000 shares of our common stock were granted. Of these units, and subject to satisfaction of the applicable performance criteria at target levels, 42,000 will vest with the filing of our Annual Report on Form 10-K for our fiscal year ending September, 29, 2018, 42,000 will vest with the filing of our Annual Report on Form 10-K for our fiscal year ending September, 28, 2019, and 42,000 will vest with the filing of our Annual Report on Form 10-K for our fiscal year ending October 3, 2020.
During fiscal year 2017, restricted stock units and performance units representing 8,438 and 53,248 shares of our common stock, respectively, vested upon the filing of our Annual Report on Form 10-K for the fiscal year ended October 1, 2016, and were issued in accordance with their respective agreements. One-half of the restricted stock units were payable in common stock and one-half were payable in cash. All of the performance units were payable in common stock.
During fiscal year 2017, in association with the sale of our Junkfood business (see Note 3—Divestitures), restricted stock units and performance units representing 45,000 and 5,000 shares of our common stock, respectively, vested on an accelerated basis as a result of the sale of the Junkfood business and were issued in accordance with their respective agreements. One-half of the performance units were payable in common stock and one-half were payable in cash. Of the restricted stock units, 42,500 were payable in common stock and 2,500 were payable in cash. The $0.3 million expense related to the accelerated vesting of equity awards in connection with the sale of the Junkfood business was recorded in the Gain on sale of business line item in our Condensed Consolidated Statements of Operations.
During fiscal year 2016, restricted stock units representing 83,788 shares of our common stock were granted. These restricted stock units are service-based and 8,438 units were eligible to vest upon the filing of our Annual Report on Form 10-K for the year ended October 1, 2016. The remaining 75,350 units are eligible to vest upon the filing of our Annual Report on Form 10-K for the year ended September 30, 2017. Upon vesting, one-half of these awards are payable in the common stock of Delta Apparel, Inc. and are accounted for under the equity method pursuant to ASC 718, and one-half are payable in cash and are accounted for under the liability method pursuant to ASC 718.
During fiscal year 2016, performance units representing 75,350 shares of our common stock were granted. These performance units are based on the achievement of certain performance criteria for the fiscal years ended October 1, 2016, and September 30, 2017, and are eligible to vest upon the filing of our Annual Report on Form 10-K for the year ended September 30, 2017. Upon vesting, one-half of these awards are payable in the common stock of Delta Apparel, Inc. and are accounted for under the equity method pursuant to ASC 718 and one-half are payable in cash and are accounted for under the liability method pursuant to ASC 718.
During fiscal year 2016, previously issued performance units representing 49,529 shares of our common stock vested upon the filing of our Annual Report on Form 10-K for the fiscal year ended October 3, 2015. Of these performance units, one-half were payable in common stock and one-half were payable in cash and were issued in accordance with their agreement.
During fiscal year 2015, restricted stock units representing 355,000 shares of our common stock were granted. These restricted stock units are serviced-based and vest upon the filing of our Annual Report on Form 10-K for the period ending September 29, 2018, assuming applicable vesting requirements are satisfied. Upon vesting, these units are payable in the common stock of Delta Apparel, Inc. and are therefore accounted for under the equity method pursuant to ASC 718.
During fiscal year 2015, performance units representing 169,000 shares of our common stock were granted. Of these performance units, 65,000 were based on the achievement of certain performance criteria for the fiscal year ended October 3, 2015, and were eligible to vest upon the filing of our Annual Report on Form 10-K for such year. Of these units, one-half were payable in the common stock of Delta Apparel, Inc. and were therefore accounted for under the equity method pursuant to ASC 718, and one-half were payable in cash and were therefore accounted for under the liability method pursuant to ASC 718. Of the remaining units, 52,000 were based on the achievement of certain performance criteria for the fiscal year ended October 1, 2016, and vested upon the filing of our Annual Report on Form 10-

K for that year, and 52,000 units are based on the achievement of certain performance criteria for the fiscal year ended September 30, 2017, and are eligible to vest upon the filing of our Annual Report on Form 10-K for that year. Upon vesting, these units were paid or are payable (as applicable) in the common stock of Delta Apparel, Inc. and are therefore accounted for under the equity method pursuant to ASC 718. Based upon the performance achieved for fiscal year 2015, 49,529 units were issued upon the filing of our Annual Report on Form 10-K for fiscal year 2015 and 5,200 units were forfeited on October 3, 2015. Based upon the performance achieved for fiscal year 2016, 53,248 units were issued upon the filing of our Annual Report on Form 10-K for fiscal year 2016.
During fiscal year 2015, previously issued restricted stock units representing 69,657 shares of our common stock vested upon the filing of our Quarterly Report on Form 10-Q for the period ended June 27, 2015, and were issued in accordance with their agreement, either in shares of common stock or cash. The total fair value of vested restricted stock units was $1.0 million in fiscal year 2015. No restricted stock units vested during fiscal years 2014 or 2013. In addition, during fiscal year 2015, previously issued restricted stock units representing 12,019 shares of our common stock were forfeited. During fiscal year 2015, previously issued performance units representing 133,676 shares of our common stock were forfeited due to the failure to achieve the performance criteria specified in the award agreement.
As of September 30, 2017, there was $2.8 million of total unrecognized compensation cost related to unvested restricted stock units and performance units under the 2010 Stock Plan. This cost is expected to be recognized over a period of 3.2 years.
The following table summarizes information about the unvested restricted stock units and performance units as of September 30, 2017.

Restricted Stock Units/Performance Units	Number of Units	Average Market Price on Date of Grant	Vesting Date*
Fiscal Year 2015 Restricted Stock Units	95,000	$10.52	December 2018
Fiscal Year 2015 Restricted Stock Units	140,000	$10.73	December 2018
Fiscal Year 2015 Performance Units	52,208	$10.52	November 2017
Fiscal Year 2016 Restricted Stock Units	57,600	$14.04	November 2017
Fiscal Year 2016 Performance Units	42,048	$14.04	November 2017
Fiscal Year 2017 Performance Units	42,000	$17.97	December 2018
Fiscal Year 2017 Performance Units	42,000	$17.97	December 2019
Fiscal Year 2017 Performance Units	42,000	$17.97	December 2020
	512,856
* These awards are eligible to vest upon the filing of our Annual Report on Form 10-K for the applicable fiscal year, which is anticipated to be during the month and year indicated in this column.
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
A summary of our stock option activity during the periods ended September 30, 2017, October 1, 2016, and October 3, 2015, is as follows:

	Fiscal Year Ended
	September 30, 2017		October 1, 2016		October 3, 2015
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Stock options outstanding, beginning of period	86,000	$8.30	86,000	$8.30	502,000	$12.27
Stock options exercised	(80,000)	$8.30	—	$—	(350,000)	$13.12
Stock options forfeited	—	$—	—	$—	(66,000)	$12.94
Stock options outstanding, end of period	6,000	$8.30	86,000	$8.30	86,000	$8.30
Stock options outstanding and exercisable, end of period	6,000	$8.30	86,000	$8.30	86,000	$8.30

The total intrinsic value of options exercised during fiscal year 2017 was $1.0 million. No stock options were exercised during fiscal year 2016. The total intrinsic value of options exercised during fiscal year 2015 was $0.3 million. During fiscal year 2017, stock option exercises resulted in a reduction of deferred excess tax benefits by $0.1 million. During fiscal year 2015, stock option exercises resulted in a reduction of deferred excess tax benefits by $0.7 million.
The following table summarizes information about our stock options outstanding, all of which are vested and exercisable as of September 30, 2017:

Date of Option Grant	Number of Options Outstanding and Exercisable	Exercise Price	Grant-Date Fair Value	Expiration Date
February 8, 2008	6,000	$8.30	$2.95	February 8, 2018
	6,000
NOTE 14—BUSINESS SEGMENTS
We operate our business in two distinct segments: basics and branded. Although the two segments are similar in their production processes and regulatory environments, they are distinct in their economic characteristics, products, marketing, and distribution methods.
The basics segment is comprised of our business units primarily focused on garment styles characterized by low fashion risk, and includes our Delta Activewear (which includes Delta Catalog and FunTees) and Art Gun business units. We market, distribute and manufacture unembellished knit apparel under the main brands of Delta Pro Weight® and Delta Magnum Weight® for sale to a diversified audience ranging from large licensed screen printers to small independent businesses. We also manufacture private label products for major branded sportswear companies, trendy regional brands, retailers, and sports licensed apparel marketers. Typically, our private label products are sold with value-added services such as hangtags, ticketing, hangers, and embellishment so that they are fully ready for retail. Using digital print equipment and its proprietary technology, Art Gun embellishes garments to create private label, custom decorated apparel servicing the fast-growing e-retailer channels, as well as the ad specialty, promotional products and retail marketplaces.
The branded segment is comprised of our business units focused on specialized apparel garments, headwear and related accessories to meet consumer preferences and fashion trends, and includes our Salt Life, Soffe, and Coast business units. Our branded segment also included our The Game and Junkfood business units prior to their dispositions on March 2, 2015, and March 31, 2017, respectively. These branded products are sold through specialty and boutique shops, upscale and traditional department stores, mid-tier retailers, sporting goods stores, e-retailers and the U.S. military, as well as direct-to-consumer through branded ecommerce sites and "brick and mortar" retail stores. Products in this segment are marketed under our lifestyle brands of Salt Life®, Soffe®, and COAST®, as well as other labels. On August 30, 2016, we purchased substantially all of the assets comprising our Coast Apparel business ("Coast"), continuing our strategy of building lifestyle brands that take advantage of our creative capabilities, direct-to-consumer infrastructure, vertical manufacturing platform and sourcing competencies. The results of the Coast business have been included in the branded segment since its acquisition on August 30, 2016.
Our Chief Operating Decision Maker and management evaluate performance and allocate resources based on profit or loss from operations before interest, income taxes and special charges ("segment operating earnings"). Our segment operating earnings may not be comparable to similarly titled measures used by other companies. The accounting policies of our reportable segments are the same as those described in Note 2. Intercompany transfers between operating segments are transacted at cost and have been eliminated within the segment amounts shown in the following table (in thousands).

	Fiscal Year Ended
	September 30, 2017	October 1, 2016	October 3, 2015
Segment net sales:
Basics	$280,283	$277,146	$282,467
Branded	104,799	148,103	166,675
Total net sales	385,082	425,249	449,142

Segment operating income:
Basics	24,189	22,307	13,060
Branded	3,943	6,950	12,379
Total segment operating income	28,132	29,257	25,439

Purchases of property, plant and equipment:
Basics	4,829	10,734	6,037
Branded	2,111	1,501	689
Corporate	145	80	1,047
Total purchases of property, plant and equipment	7,085	12,315	7,773

Depreciation and amortization:
Basics	6,553	6,437	6,208
Branded	2,647	2,772	2,902
Corporate	409	416	432
Total depreciation and amortization	9,609	9,625	9,542
The following reconciles the segment operating income to the consolidated income before provision for income taxes (in thousands):

	Fiscal Year Ended
	September 30, 2017	October 1, 2016	October 3, 2015
Segment operating income	$28,132	$29,257	$25,439
Unallocated corporate expenses	11,953	12,925	9,320
Unallocated interest expense	5,011	5,287	6,021
Consolidated income before provision for income taxes	$11,168	$11,045	$10,098
Our revenues include sales to domestic and foreign customers. Foreign customers are composed of companies whose headquarters are located outside of the United States. Supplemental information regarding our revenues by geographic area based on the location of the customer is as follows (in thousands):

	Fiscal Year Ended
	September 30, 2017	October 1, 2016	October 3, 2015
United States	$383,672	$418,627	$442,207
Foreign	1,410	6,622	6,935
Total net sales	$385,082	$425,249	$449,142
Our total assets and equity investment by segment are as follows (in thousands):

	As of
	September 30, 2017	October 1, 2016
Total assets by segment:
Basics	191,585	178,347
Branded	117,437	156,119
Corporate	8,780	10,186
Total assets	317,802	344,652

Equity investment in joint venture:
Basics	4,140	3,593
Branded	—	—
Total equity investment in joint venture	4,140	3,593
Our long-lived assets, excluding goodwill and intangible assets, consist of property, plant and equipment for all locations. We attribute our property, plant and equipment to a particular country based on the location of the long-lived assets. Summarized financial information by geographic area is as follows (in thousands):

	As of
	September 30, 2017	October 1, 2016

United States	$19,587	$18,523

Honduras	18,151	19,650
El Salvador	3,853	4,215
Mexico	1,115	1,115
All foreign countries	23,119	24,980

Total long-lived assets, excluding goodwill and intangibles	$42,706	$43,503

NOTE 15—REPURCHASE OF COMMON STOCK
As of September 30, 2017, our Board of Directors had authorized management to use up to $50.0 million to repurchase stock in open market transactions under our Stock Repurchase Program. During the September 2017 quarter, our Board of Directors approved management to repurchase an additional $10 million of the Company’s outstanding common stock, bringing the total amount authorized under the program to the above-referenced $50 million.

During fiscal years 2017, 2016, and 2015, we purchased 413,337 shares, 217,568 shares, and 140,336 shares, respectively, of our common stock for a total cost of $7.8 million, $3.5 million, and $2.1 million, respectively. As of September 30, 2017, we have purchased 2,893,487 shares of common stock for an aggregate of $38.7 million since the inception of the Stock Repurchase Program. All purchases were made at the discretion of management and pursuant to the safe harbor provisions of SEC Rule 10b-18. As of September 30, 2017, $11.3 million remained available for future purchases under our Stock Repurchase Program, which does not have an expiration date. The following table summarizes the purchases of our common stock for the quarter ended September 30, 2017:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Dollar Value of Shares that May Yet Be Purchased Under the Plans
July 2 to August 5, 2017	66,319	$20.20	66,319	$3.8	million
August 6 to September 2, 2017	128,710	$19.21	128,710	$1.3	million
September 3 to September 30, 2017	—	$—	—	$11.3	million
Total	195,029	$19.54	195,029	$11.3	million
NOTE 16—COMMITMENTS AND CONTINGENCIES

(a) Litigation
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
On September 17, 2015, an agreement in principle was reached between all parties to settle the above-referenced wage and hour matters, with the defendants in the matters agreeing to pay an aggregate amount of $300,000 in exchange for a comprehensive release of all claims at issue in the matters. Delta Apparel, Inc., Soffe and Junkfood collectively agreed to contribute $200,000 towards the aggregate settlement amount, and we had this amount included in our accrued expenses as of October 1, 2016, and October 3, 2015. The settlement agreement was approved by the applicable court and these matters have been finally resolved, with the agreed amounts funded subsequent to the 2016 fiscal year-end.
In addition, at times we are party to various legal claims, actions and complaints. We believe that, as a result of legal defenses, insurance arrangements, and indemnification provisions with parties believed to be financially capable, such actions should not have a material effect on our operations, financial condition, or liquidity.
(b) Purchase Contracts
We have entered into agreements, and have fixed prices, to purchase yarn, finished fabric, and finished apparel and headwear products. At September 30, 2017, minimum payments under these contracts were as follows (in thousands):

Yarn	$6,679
Finished fabric	5,142
Finished products	20,860
$32,681
(c) Letters of Credit
As of September 30, 2017, we had outstanding standby letters of credit totaling $0.4 million.
(d) Derivatives and Contingent Consideration
From time to time we may use interest rate swaps or other instruments to manage our interest rate exposure and reduce the impact of future interest rate changes. These financial instruments are not used for trading or speculative purposes. The following financial instruments were outstanding as of September 30, 2017:

	Effective Date	Notational Amount	LIBOR Rate	Maturity Date
Interest Rate Swap	July 19, 2017	$10 million	1.74%	July 19, 2019
Interest Rate Swap	July 19, 2017	$10 million	1.99%	May 10, 2021
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

The following financial liabilities are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements Using
Period Ended	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest Rate Swap
September 30, 2017	$(56)	—	$(56)	—
October 1, 2016	$(182)	—	$(182)	—
October 3, 2015	$(697)	—	$(697)	—

Cotton Options
September 30, 2017	$(125)	(125)	—	$—
October 1, 2016	$—	—	—	$—
October 3, 2015	$—	—	—	$—

Contingent Consideration
September 30, 2017	$(1,600)	—	—	$(1,600)
October 1, 2016	$(2,500)	—	—	$(2,500)
October 3, 2015	$(3,100)	—	—	$(3,100)
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
At September 30, 2017, we had $1.6 million accrued in contingent consideration related to the acquisition of Salt Life, a $0.9 million reduction from the accrual at October 1, 2016. The reduction in the fair value of contingent consideration is based on the inputs into the Monte Carlo model, including the time remaining in the measurement period. The sales expectations for calendar year 2019 have been reduced from the sales expectations used in the valuation of contingent consideration at acquisition due to overall softness in the retail environment.
The Art Gun contingent consideration agreement concluded in fiscal year 2017, and no contingent consideration was paid under the terms of our acquisition of the Art Gun business.
The following table summarizes the fair value and presentation in the Consolidated Balance Sheets for derivatives as of September 30, 2017, and October 1, 2016.

	September 30, 2017	October 1, 2016
Accrued expenses	$—	$(182)
Deferred tax liabilities	21	70
Other liabilities	(56)	—
Accumulated other comprehensive loss	$(35)	$(112)
(e) License Agreements
We have entered into license agreements that provide for royalty payments of net sales of licensed products as set forth in the agreements. These license agreements are within our branded segment. We have incurred royalty expense (included in selling, general and administrative expenses) of approximately $2.2 million, $8.2 million and $10.1 million during fiscal years 2017, 2016, and 2015, respectively. The reduction in royalty expense is due to the March 31, 2017, sale of the Junkfood business to JMJD Ventures, LLC. See Note 3—Divestitures for further information on this transaction.

NOTE 17—QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
Presented below is a summary of our unaudited consolidated quarterly financial information for the fiscal years ended September 30, 2017, and October 1, 2016 (in thousands, except per share amounts):

	2017 Quarter Ended				2016 Quarter Ended
	December 31, 2016	April 1, 2017	July 1, 2017	September 30, 2017	January 2, 2016	April 2, 2016	July 2, 2016	October 1, 2016
Net sales	$85,336	$104,138	$104,281	$91,327	$90,171	$109,160	$111,552	$114,366
Gross profit	17,559	24,230	22,269	16,664	18,879	25,726	24,986	23,908
Operating income	471	7,520	5,851	2,337	2,227	5,931	4,227	3,947
Net earnings (loss)	(602)	4,546	4,468	2,099	681	3,436	2,542	2,305

Basic EPS	$(0.08)	$0.60	$0.59	$0.28	$0.09	$0.44	$0.33	$0.30
Diluted EPS	$(0.08)	$0.57	$0.56	$0.27	$0.09	$0.43	$0.32	$0.29

For fiscal year 2017, diluted earnings per share have been adjusted to reflect the impact of adopting ASU 2016-9. See Note 2—Significant Accounting Policies (aa) Recently Adopted Accounting Pronouncements for further detail. As discussed in Note 4, gross profit and operating income in the quarters ended July 2, 2016, and October 1, 2016, included restructuring expenses related to the manufacturing realignment.
NOTE 18—SUBSEQUENT EVENTS
First Amendment to Fifth Amended and Restated Credit Agreement
On November 27, 2017, Delta Apparel, Soffe, Junkfood, Salt Life, and Art Gun (collectively, the “Borrowers”) entered into a First Amendment to Fifth Amended and Restated Credit Agreement with Wells Fargo Bank, National Association (“Wells Fargo”) and the other lenders set forth therein (the “First Amendment”).

The Fifth Amended and Restated Credit Agreement dated as of May 10, 2016, was filed as Exhibit 10.1 to a Quarterly Report on Form 10-Q filed with the SEC on May 12, 2016.

The First Amendment amends the definition of Fixed Charge Coverage Ratio within the Amended Credit Agreement to permit up to $10 million of the proceeds received from the March 31, 2017, sale of certain assets of Junkfood to be used towards share repurchases for up to one year from the date of that transaction. In addition, the definition of Permitted Purchase Money Indebtedness is amended to extend the time period within which the Borrowers may enter into capital leases and to increase the aggregate principal amount of such leases into which the Borrowers may enter to up to $15 million. The definition of Permitted Investments is also amended to permit the Borrowers to make investments in entities that are not a party to the Amended Credit Agreement in an aggregate amount of up to $2 million. The First Amendment also permits Junkfood to change its name. See Part II, Item 9B. Other Information, for additional detail regarding the First Amendment.

Section 15 (a)(2) SCHEDULE II — CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
DELTA APPAREL, INC. AND SUBSIDIARIES
(In thousands)
ALLOWANCE FOR DOUBTFUL ACCOUNTS

	Beginning Balance	Expense	Write-Offs/ Credits Issued	Ending Balance
2017	$569	$86	$(248)	$407
2016	1,470	195	(1,096)	569
2015	1,047	771	(348)	1,470
RETURNS AND ALLOWANCES

	Beginning Balance	Expense	Write-Offs/ Credits Issued	Ending Balance
2017	$1,409	$8,980	$(9,362)	$1,027
2016	1,515	7,822	(7,928)	1,409
2015	2,113	12,173	(12,771)	1,515
TOTAL RESERVES FOR ALLOWANCES

	Beginning Balance	Expense	Write-Offs/ Credits Issued	Ending Balance
2017	$1,978	$9,066	$(9,610)	$1,434
2016	2,985	8,017	(9,024)	1,978
2015	3,160	12,944	(13,119)	2,985