Form 10-Q
period 2017-12-30
DELTA APPAREL, INC
filed 2018-02-05
CIK 1101396

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 30, 2017
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

As of January 24, 2018, there were outstanding 7,211,374 shares of the registrant’s common stock, par value of $0.01 per share, which is the only class of outstanding common or voting stock of the registrant.

PART 1.	FINANCIAL INFORMATION

Item 1.	Financial Statements
Delta Apparel, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Amounts in thousands, except share amounts and per share data)
(Unaudited)

	December 30, 2017	September 30, 2017
Assets
Current assets:
Cash and cash equivalents	$603	$572
Accounts receivable, less allowances of $1,502 and $1,433, respectively	51,010	47,557
Income tax receivable	404	352
Inventories, net	174,505	174,551
Note receivable	1,031	2,016
Prepaid expenses and other current assets	3,885	2,646
Total current assets	231,438	227,694

Property, plant and equipment, net of accumulated depreciation of $69,320 and $67,780, respectively	45,449	42,706
Goodwill	19,917	19,917
Intangibles, net	15,925	16,151
Deferred income taxes	2,656	5,002
Other assets	6,277	6,332
Total assets	$321,662	$317,802

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$45,597	$47,183
Accrued expenses	13,503	17,704
Current portion of long-term debt	6,600	7,548
Total current liabilities	65,700	72,435

Long-term debt, less current maturities	99,360	85,306
Income tax payable	8,058	—
Other liabilities	4,734	2,574
Contingent consideration	1,300	1,600
Total liabilities	$179,152	$161,915

Shareholders’ equity:
Preferred stock—$0.01 par value, 2,000,000 shares authorized, none issued and outstanding	—	—
Common stock —$0.01 par value, 15,000,000 shares authorized, 9,646,972 shares issued, and 7,227,374 and 7,300,297 shares outstanding as of December 30, 2017, and September 30, 2017, respectively	96	96
Additional paid-in capital	59,856	61,065
Retained earnings	117,402	127,358
Accumulated other comprehensive income (loss)	51	(35)
Treasury stock —2,419,598 and 2,346,675 shares as of December 30, 2017, and September 30, 2016, respectively	(34,895)	(32,597)
Total shareholders’ equity	142,510	155,887
Total liabilities and shareholders' equity	$321,662	$317,802
See accompanying Notes to Condensed Consolidated Financial Statements.

Delta Apparel, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended
	December 30, 2017	December 31, 2016
Net sales	$90,342	$85,335
Cost of goods sold	73,972	67,777
Gross profit	16,370	17,558

Selling, general and administrative expenses	14,979	17,311
Change in fair value of contingent consideration	(300)	(100)
Other income, net	(47)	(122)
Operating income	1,738	469

Interest expense, net	1,334	1,301
Income (loss) before provision for income taxes	404	(832)
Provision for (benefit from) income taxes	10,356	(225)
Net loss	$(9,952)	$(607)

Basic loss per share	$(1.37)	$(0.08)
Diluted loss per share	$(1.37)	$(0.08)

Weighted average number of shares outstanding	7,268	7,598
Dilutive effect of stock options and awards	—	—
Weighted average number of shares assuming dilution	7,268	7,598
See accompanying Notes to Condensed Consolidated Financial Statements.

Delta Apparel, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Loss
(Amounts in thousands)
(Unaudited)

	Three Months Ended
	December 30, 2017	December 31, 2016
Net loss	$(9,952)	$(607)
Other comprehensive income related to unrealized gain on derivatives, net of income tax	85	49
Comprehensive loss	$(9,867)	$(558)

See accompanying Notes to Condensed Consolidated Financial Statements.

Delta Apparel, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	Three Months Ended
	December 30, 2017	December 31, 2016
Operating activities:
Net loss	$(9,952)	$(607)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,433	2,415
Amortization of deferred financing fees	76	78
Provision for deferred income taxes	2,346	(194)
Non-cash stock compensation	437	369
Change in the fair value of contingent consideration	(300)	(100)
Loss on disposal of equipment	—	5
Changes in operating assets and liabilities:
Accounts receivable, net	(3,453)	15,448
Inventories, net	46	(14,791)
Prepaid expenses and other assets	(1,252)	(770)
Other non-current assets	61	—
Accounts payable	(1,902)	3,063
Accrued expenses	(4,290)	(5,264)
Income taxes	8,007	(150)
Other liabilities	(71)	44
Net cash used in operating activities	(7,814)	(454)

Investing activities:
Purchases of property and equipment, net	(2,162)	(1,883)
Proceeds from sale of Junkfood assets	1,000	—
Proceeds from sale of fixed assets	1	—
Net cash used in investing activities	(1,161)	(1,883)

Financing activities:
Proceeds from long-term debt	119,529	115,707
Repayment of long-term debt	(106,424)	(111,749)
Repayment of capital financing	(257)	(101)
Repurchase of common stock	(2,897)	(965)
Payment of withholding taxes on stock awards	(945)	(542)
Net cash provided by financing activities	9,006	2,350
Net increase in cash and cash equivalents	31	13
Cash and cash equivalents at beginning of period	572	397
Cash and cash equivalents at end of period	$603	$410

Supplemental cash flow information:
Cash paid during the period for interest	$1,094	$1,209
Cash paid during the period for income taxes	$19	$94
Non-cash financing activity - capital lease agreements	$3,050	$1,619

See accompanying Notes to Condensed Consolidated Financial Statements.

Delta Apparel, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note A—Basis of Presentation and Description of Business
We prepared the accompanying interim condensed consolidated financial statements in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles ("U.S. GAAP") for complete financial statements. We believe these Condensed Consolidated Financial Statements include all normal recurring adjustments considered necessary for a fair presentation. Operating results for the three-month period ended December 30, 2017, are not necessarily indicative of the results that may be expected for our fiscal year ending September 29, 2018. Although our various product lines are sold on a year-round basis, the demand for specific products or styles reflects some seasonality, with sales in our June quarter generally being the highest and sales in our December quarter generally being the lowest. For more information regarding our results of operations and financial position, refer to the Consolidated Financial Statements and footnotes included in our Annual Report on Form 10-K for our fiscal year ended September 30, 2017, filed with the United States Securities and Exchange Commission (“SEC”).
“Delta Apparel”, the “Company”, “we”, “us” and “our” are used interchangeably to refer to Delta Apparel, Inc. together with our domestic wholly-owned subsidiaries, including M.J. Soffe, LLC (“Soffe”), Culver City Clothing Company (f/k/a Junkfood Clothing Company) (“Junkfood”), Salt Life, LLC (“Salt Life”), and Art Gun, LLC (“Art Gun”), and other international subsidiaries, as appropriate to the context. On March 31, 2017, we sold substantially all of the assets comprising our Junkfood business to JMJD Ventures, LLC. See Note D—Divestitures, for further information on this transaction.
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
We were incorporated in Georgia in 1999 and our headquarters is located at 322 South Main Street, Greenville, South Carolina 29601 (telephone number: 864-232-5200). Our common stock trades on the NYSE American exchange under the symbol “DLA”. We operate on a 52-53 week fiscal year ending on the Saturday closest to September 30. Our 2018 fiscal year is a 52-week year and will end on September 29, 2018. Our 2017 fiscal year was a 52-week year and ended on September 30, 2017.

Note B—Accounting Policies
Our accounting policies are consistent with those described in our Significant Accounting Policies in our Annual Report on Form 10-K for the fiscal year ended September 30, 2017, filed with the SEC.

Note C—New Accounting Standards
Recently Adopted Standards
In July 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-11, Simplifying the Measurement of Inventory, ("ASU 2015-11").  This new guidance requires an entity to measure inventory at the lower of cost and net realizable value. Currently, entities measure inventory at the lower of cost or market. ASU 2015-11 replaces market with net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.  Subsequent measurement is unchanged for inventory measured under last-in, first-out or the retail inventory method.  ASU 2015-11 requires prospective adoption for inventory measurements for fiscal years beginning after December 15, 2016, and interim periods within those years for public business entities.  Early application is permitted.  ASU 2015-11 was adopted in our fiscal year beginning October 1, 2017. The adoption of this standard did not have a material impact on our consolidated financial statements
Standards Not Yet Adopted
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

Note D—Divestitures
On March 31, 2017, we completed the sale of substantially all of the assets comprising our Junkfood business to JMJD Ventures, LLC for $27.9 million. The business sold consisted of vintage-inspired Junk Food branded and private label products sold in the United States and internationally. We received cash at closing of $25.0 million and recorded a $2.9 million note receivable with payments due between June 30, 2017, and March 30, 2018. The note receivable was amended on June 29, 2017, to revise the repayment schedule for payments to be made between September 29, 2017, and March 30, 2018.
We realized a $1.3 million pre-tax gain on the sale of the Junkfood business resulting from the proceeds of $27.9 million less the costs of assets sold and other expenses, and less direct selling costs associated with the transaction. The pre-tax gain was recorded in the Condensed Consolidated Statement of Operations as a Gain on sale of business in our 2017 second fiscal quarter as a Gain on sale of business.

Note E—Inventories
Inventories, net of $9.9 million and $9.8 million in reserves, as of December 30, 2017, and September 30, 2017, respectively, consisted of the following (in thousands):

	December 30, 2017	September 30, 2017
Raw materials	$8,639	$8,973
Work in process	16,179	18,543
Finished goods	149,687	147,035
	$174,505	$174,551

Note F—Debt
On May 10, 2016, we entered into a Fifth Amended and Restated Credit Agreement (the “Amended Credit Agreement”) with Wells Fargo Bank, National Association (“Wells Fargo”), as Administrative Agent, the Sole Lead Arranger and the Sole Book Runner, and the financial institutions named therein as Lenders, which are Wells Fargo, PNC Bank, National Association and Regions Bank. Our subsidiaries, M.J. Soffe, LLC, Culver City Clothing Company (f/k/a Junkfood Clothing Company), Salt Life, LLC, and Art Gun, LLC (together with the Company, the “Companies”), are co-borrowers under the Amended Credit Agreement.
On November 27, 2017, Delta Apparel, Soffe, Junkfood, Salt Life, and Art Gun (collectively, the “Borrowers”) entered into a First Amendment to the Fifth Amended and Restated Credit Agreement with Wells Fargo and the other lenders set forth therein (the “First Amendment”).
The First Amendment amends the definition of Fixed Charge Coverage Ratio within the Amended Credit Agreement to permit up to $10 million of the proceeds received from the March 31, 2017, sale of certain assets of the Junkfood business to be used towards share repurchases for up to one year from the date of that transaction. In addition, the definition of Permitted Purchase Money Indebtedness is amended to extend the time period within which the Borrowers may enter into capital leases and to increase the aggregate principal amount of such leases into which the Borrowers may enter to up to $15 million. The definition of Permitted Investments is also amended to permit the Borrowers to make investments in entities that are not a party to the Amended Credit Agreement in an aggregate amount of up to $2 million. The First Amendment also allows the change in the name of our Junkfood Clothing Company subsidiary to Culver City Clothing Company. There were no changes to the Agreement related to interest rate, borrowing capacity, or maturity.
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
As of December 30, 2017, there was $90.1 million outstanding under our U.S. revolving credit facility at an average interest rate of 3.3% and additional borrowing availability of $26.6 million. This credit facility includes a financial covenant requiring that if the amount of availability falls below the threshold amounts set forth in the Amended Credit Agreement, our Fixed Charge Coverage Ratio (“FCCR”) (as defined in the Amended Credit Agreement) for the preceding 12-month period must not be less than 1.1 to 1.0. We were not subject to the FCCR covenant at December 30, 2017, because our availability was above the minimum required under the Amended Credit Agreement, and we would have satisfied our financial covenant had we been subject to it. At December 30, 2017, and September 30, 2017, there was $9.0 million and $7.7 million, respectively, of retained earnings free of restrictions to make cash dividends or stock repurchases.
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
In August 2013, we acquired Salt Life and issued two promissory notes in the aggregate principal amount of $22.0 million, which included a one-time installment of $9.0 million that was due and paid as required on September 30, 2014, and quarterly installments commencing on March 31, 2015, with the final installment due on June 30, 2019. The promissory notes are zero-interest notes and state that interest will be imputed as required under Section 1274 of the Internal Revenue Code. We imputed interest at 1.92% on the promissory note that matured June 30, 2016, and was paid in full as required. We impute interest at 3.62% on the promissory note that matures on June 30, 2019. At December 30, 2017, the discounted value of the promissory note outstanding was $3.9 million.
Since March 2011, we have entered into loans and a revolving credit facility with Banco Ficohsa, a Honduran bank, to finance both the operations and capital expansion of our Honduran facilities. Each of these loans is secured by a first-priority lien on the assets of our Honduran operations and is not guaranteed by our U.S. entities. These loans are denominated in U.S. dollars and the carrying value of the debt approximates its fair value. The revolving credit facility requires minimum payments during each six-month period of the 18-month term; however, the loan agreement permits additional drawdowns to the extent payments are made and certain objective covenants are met. The current revolving Honduran debt, by its nature, is not long-term, as it requires scheduled payments each six months. However, as the loan permits us to re-borrow funds up to the amount repaid, subject to certain covenants, and we intend to re-borrow funds, subject to those covenants, the amounts have been classified as long-term debt.
Additional information about these loans and the outstanding balances as of December 30, 2017, is as follows (in thousands):

December 30, 2017
Revolving credit facility established March 2011, interest at 8.0% due March 2019	$4,804
Term loan established March 2011, interest at 7.0%, payable monthly with a seven-year term	243
Term loan established November 2014, interest at 7.5%, payable monthly with a six-year term	1,850
Term loan established June 2016, interest at 8.0%, payable monthly with a six-year term	1,286
Term loan established September 2017, interest at 8.0%, payable monthly with a six-year term	3,817

Note G—Selling, General and Administrative Expense
We include in selling, general and administrative ("SG&A") expenses costs incurred subsequent to the receipt of finished goods at our distribution facilities, such as the cost of stocking, warehousing, picking, packing, and shipping goods for delivery to our customers. Distribution costs included in SG&A expenses totaled $3.9 million and $3.5 million for the three-month periods ended December 30, 2017, and December 31, 2016, respectively. In addition, SG&A expenses include costs related to sales associates, administrative personnel, advertising and marketing expenses, royalty payments on licensed products and other general and administrative expenses.

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
We account for these plans pursuant to ASC 718, SAB 107, SAB 110, and ASU 2016-09. Shares are generally issued from treasury stock upon exercise of the options or the vesting of the restricted stock units and performance units.

Compensation expense is recorded on the SG&A expense line item in our Condensed Consolidated Statements of Operations over the vesting periods. During the three-month periods ended December 30, 2017, and December 31, 2016, we recognized $0.5 million and $0.6 million, respectively, in stock-based compensation expense.
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
During the three-month period ended December 30, 2017, restricted stock units and performance units representing 54,602 and 92,068 shares of our common stock, respectively, vested upon the filing of our Annual Report on Form 10-K for the fiscal year ended September 30, 2017, and were issued in accordance with their respective agreements. One-half of the restricted stock units were payable in common stock and one-half were payable in cash. Of the performance units, 72,138 were payable in common stock and 19,930 were payable in cash.
During the three-month period ended December 30, 2017, restricted stock units and performance stock units, each consisting of 55,750 shares of our common stock, were issued and are eligible to vest upon the filing of our Annual Report on Form 10-K for the fiscal year ended September 28, 2019. One-half of the restricted stock units and one-half of the performance units are payable in common stock and one-half are payable in cash.
During the three-month period ended December 31, 2016, restricted stock units and performance units representing 8,438 and 53,248 shares of our common stock, respectively, vested upon the filing of our Annual Report on Form 10-K for the fiscal year ended October 1, 2016, and were issued in accordance with their respective agreements. The restricted stock units and performance units are payable one-half in common stock and one-half in cash.
As of December 30, 2017, there was $4.1 million of total unrecognized compensation cost related to unvested awards granted under the 2010 Stock Plan. This cost is expected to be recognized over a period of 3 years.
Option Plan
All options granted under the Option Plan vested prior to October 3, 2015. As such, no expense was recognized during each of the three-month periods ended December 30, 2017, and December 31, 2016. No options were exercised during the three-month period ended December 30, 2017.

Note I—Purchase Contracts
We have entered into agreements, and have fixed prices, to purchase yarn, finished fabric, and finished apparel and headwear products. At December 30, 2017, minimum payments under these contracts were as follows (in thousands):

Yarn	$3,252
Finished fabric	2,271
Finished products	21,995
$27,518

Note J—Business Segments
We operate our business in two distinct segments: branded and basics. Although the two segments are similar in their production processes and regulatory environments, they are distinct in their economic characteristics, products, marketing, and distribution methods.
The basics segment is comprised of our business units primarily focused on garment styles characterized by low fashion risk, and includes our Delta Activewear (which includes Delta Catalog and FunTees) and Art Gun business units. We market, distribute and manufacture unembellished knit apparel under the main brands of Delta Platinum™, Delta Dri®, Delta Magnum Weight®, and Delta Pro Weight® for sale to a diversified audience ranging from large licensed screen printers to small independent businesses. We also manufacture private label products for major branded sportswear companies, trendy regional brands, retailers, and sports-licensed apparel marketers. Typically our private label products are sold with value-added services such as hangtags, ticketing, hangers, and embellishment so that they are fully ready for retail. Using digital print equipment and proprietary technology, Art Gun embellishes garments to create private label, custom-decorated apparel servicing the fast-growing e-retailer channels as well as the ad-specialty, promotional products and retail marketplaces.
The branded segment is comprised of our business units focused on specialized apparel garments, headwear, and related accessories to meet consumer preferences and fashion trends, and includes our Salt Life, Soffe, and Coast business units. Our branded segment also included our Junkfood business unit prior to its disposition on March 31, 2017. These branded products are sold through specialty and boutique shops, traditional department stores and mid-tier retailers, sporting goods stores, e-retailers and the U.S. military, as well as direct-to-consumer through branded ecommerce sites and "brick and mortar" retail stores. Products in this segment are marketed under our lifestyle brands of Salt Life®, Soffe®, and COAST®, as well as other labels.
Our Chief Operating Decision Maker and management evaluate performance and allocate resources based on profit or loss from operations before interest and income taxes ("segment operating earnings"). Our segment operating earnings may not be comparable to similarly titled measures used by other companies. The accounting policies of our reportable segments are the same as those described in Note 2 in our Annual Report on Form 10-K for the fiscal year ended September 30, 2017, filed with the SEC.
Intercompany transfers between operating segments are transacted at cost and have been eliminated within the segment amounts shown in the following table (in thousands).

	Three Months Ended
	December 30, 2017	December 31, 2016
Segment net sales:
Basics	$73,176	$60,838
Branded	17,166	24,497
Total net sales	$90,342	$85,335

Segment operating income (loss):
Basics	$4,189	$4,684
Branded	458	(1,000)
Total segment operating income	$4,647	$3,684

The following table reconciles the segment operating income to the consolidated income (loss) before provision for (benefit from) income taxes (in thousands):

	Three Months Ended
	December 30, 2017	December 31, 2016
Segment operating income	$4,647	$3,684
Unallocated corporate expenses	2,909	3,215
Unallocated interest expense	1,334	1,301
Consolidated income (loss) before provision for (benefit from) income taxes	$404	$(832)

Note K—Income Taxes
On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “New Tax Legislation”) was enacted. The New Tax Legislation significantly revised the U.S. corporate income tax code by, among other things, lowering federal corporate income tax rates, implementing a modified territorial tax system and imposing a repatriation tax on deemed repatriated cumulative earnings of foreign subsidiaries. During the three-month period ended December 30, 2017, we recognized provisional amounts totaling $10.6 million of tax expense. We have made reasonable estimates of the effects on our existing deferred tax balances and the one-time transition tax; however, these amounts may change as more information becomes available. We accounted for the $10.6 million provisional amount as a discrete item for tax provision purposes, recording tax expense on our best estimate of the effect of the New Tax Legislation. Excluding the effect of this discrete item, the effective tax rate on operations for the three-month period ended December 30, 2017, was (46.4%). This tax benefit relates to stock option excess benefits as a result from our adoption of ASU 2016-09. This compares to an effective income tax rate of 27.0% for the same period in the prior year, and 5.9% for the fiscal year ended September 30, 2017.
We benefit from having income in foreign jurisdictions that are either exempt from income taxes or have tax rates that are lower than those in the United States. Based on our current projected pre-tax income and the anticipated amount of U.S. taxable income compared to profits in the offshore taxable and tax-free jurisdictions in which we operate, our estimated annual income tax rate for the fiscal year ending September 29, 2018, excluding the discrete tax expense associated with the New Tax Legislation, is currently expected to be approximately 12%-13%. The change in the federal statutory rate from 34% to 21% as a result of the New Tax Legislation is effective at the beginning of our fiscal year. As such, the blended federal statutory tax rate for the fiscal year is anticipated to be approximately 24.3%. However, changes in the mix of U.S. taxable income compared to profits in tax-free or lower-tax jurisdictions can have a significant impact on our overall effective tax rate. In addition, the impact of the New Tax Legislation may differ from our initial provisional estimates, possibly materially, due to, among other things, changes in interpretations and assumptions made regarding the New Tax Legislation, guidance that may be issued and actions we may take as a result of the New Tax Legislation.
Provisional amounts
As noted above we consider the estimate of the effects on our existing deferred tax balances and the one-time transition tax to be provisional.
Deferred tax assets and liabilities: We remeasured our deferred tax assets and liabilities based on an estimated scheduling of when we anticipate these amounts will reverse and by applying estimated rates based on the period we believe they will reverse. However, we are still analyzing certain aspects of the New Tax Legislation and refining our scheduling and calculations, which could potentially affect the remeasurement of these balances. The provisional amount of expense related to the remeasurement of our deferred tax balance was approximately $1.1 million which was recognized during the quarter.
Transition tax: Our current estimate of the one-time transition tax is based on an estimate of our total earnings and profits (E&P) from our foreign subsidiaries which were previously deferred from US income taxes. A deferred tax liability for such undistributed earnings was not previously recognized since the earnings are considered to be permanently reinvested. We recorded a provisional amount related to this one-time transition tax of $9.5 million during the quarter which will be paid over eight years. We anticipate that the benefit resulting from the reduction of the federal tax rate from 34% to 21% will offset the future payments of the transition tax, resulting in minimal cash flow impact. We have not completed our analysis of the total E&P or the split between liquid and illiquid assets for our foreign subsidiaries. As such this amount may change when we finalize our analysis.
State tax effect: We continued to apply ASC 740 based on the provisions of the state tax laws that were in effect immediately prior to the New Tax Legislation being enacted. It is currently impractical to determine the changes to our state provision resulting from the New Tax Legislation; however, we believe the impact will not be material.
We file income tax returns in the U.S. federal jurisdiction and various state, local and foreign jurisdictions. Tax years 2014, 2015 and 2016, according to statute and with few exceptions, remain open to examination by various federal, state, local and foreign jurisdictions.

Note L—Derivatives and Fair Value Measurements
From time to time, we may use interest rate swaps or other instruments to manage our interest rate exposure and reduce the impact of future interest rate changes. These financial instruments are not used for trading or speculative purposes. We have designated our interest rate swap contracts as cash flow hedges of our future interest payments. As a result, the gains and losses on the swap contracts are reported as a component of other comprehensive income and are reclassified into interest expense as the related interest payments are made. Outstanding instruments as of December 30, 2017, are as follows:

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

The following financial assets (liabilities) are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements Using
Period Ended	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest Rate Swaps
December 30, 2017	$83	—	$83	—
September 30, 2017	(56)	—	(56)	—

Cotton Options
December 30, 2017	$(1)	$(1)	—	—
September 30, 2017	(125)	(125)	—	—

Contingent Consideration
December 30, 2017	$(1,300)	—	—	$(1,300)
September 30, 2017	(1,600)	—	—	(1,600)
The fair value of the interest rate swap agreements was derived from discounted cash flow analysis based on the terms of the contract and the forward interest rate curves adjusted for our credit risk, which fall in Level 2 of the fair value hierarchy. At December 31, 2017, book value for fixed rate debt approximates fair value based on quoted market prices for the same or similar issues or on the current rates offered to us for debt of the same remaining maturities (a Level 2 fair value measurement).
The following table summarizes the fair value and presentation in the Condensed Consolidated Balance Sheets for derivatives related to our interest swap agreements as of December 30, 2017, and September 30, 2017 (in thousands):

	December 30, 2017	September 30, 2017
Other assets	$83	$—
Deferred tax assets	—	21
Accrued expenses	—	(56)
Deferred tax liabilities	(32)	—
Accumulated other comprehensive income (loss)	$51	$(35)
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
At December 30, 2017, we had $1.3 million accrued in contingent consideration related to the Salt Life acquisition, a $0.3 million reduction from the accrual at September 30, 2017. The reduction in the fair value of contingent consideration is based on the inputs into the Monte Carlo model, including the time remaining in the measurement period. The sales expectations for calendar year 2019 have been reduced from the sales expectations used in the valuation of contingent consideration at acquisition due to our current view of the retail environment. Our expectations are consistent with those at September 30, 2017.

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

Note N—Repurchase of Common Stock
As of December 30, 2017, our Board of Directors authorized management to use up to $50.0 million to repurchase stock in open market transactions under our Stock Repurchase Program.
During the December quarter of fiscal year 2018, we purchased 145,124 shares of our common stock for a total cost of $3.0 million. Through December 30, 2017, we have purchased 3,038,611 shares of our common stock for an aggregate of $41.7 million since the inception of our Stock Repurchase Program. All purchases were made at the discretion of management and pursuant to the safe harbor provisions of SEC Rule 10b-18. As of December 30, 2017, $8.3 million remained available for future purchases under our Stock Repurchase Program, which does not have an expiration date.
The following table summarizes the purchases of our common stock for the quarter ended December 30, 2017:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Dollar Value of Shares that May Yet Be Purchased Under the Plans
October 1, 2017 to November 4, 2017	29,081	$21.04	29,081	$10.7	million
November 5, 2017 to December 2, 2017	46,444	20.67	46,444	9.7	million
December 3, 2017 to December 30, 2017	69,599	20.56	69,599	8.3	million
Total	145,124	$20.69	145,124	$8.3	million

Note O—Goodwill and Intangible Assets
Components of intangible assets consist of the following (in thousands):

	December 30, 2017			September 30, 2017
	Cost	Accumulated Amortization	Net Value	Cost	Accumulated Amortization	Net Value	Economic Life

Goodwill	$19,917	$—	$19,917	$19,917	$—	$19,917	N/A

Intangibles:
Tradename/trademarks	$16,090	$(2,329)	$13,761	$16,090	$(2,193)	$13,897	20 – 30 yrs
Technology	1,220	(978)	242	1,220	(947)	273	10 yrs
License agreements	2,100	(449)	1,651	2,100	(423)	1,677	15 – 30 yrs
Non-compete agreements	1,037	(766)	271	1,037	(733)	304	4 – 8.5 yrs
Total intangibles	$20,447	$(4,522)	$15,925	$20,447	$(4,296)	$16,151

Goodwill represents the acquired goodwill net of the cumulative impairment losses recorded in fiscal year 2011 of $0.6 million. The goodwill recorded on our financial statements is included in the branded segment.
Amortization expense for intangible assets was $0.2 million for the three-month period ended December 30, 2017, and $0.3 million for the three-month period ended December 31, 2016. Amortization expense is estimated to be approximately $0.9 million for each of fiscal years 2018 and 2019, approximately $0.7 million for fiscal year 2020, and approximately $0.6 million for each of fiscal years 2021 and 2022.

Note P—Subsequent Events
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

A detailed discussion of significant risk factors that have the potential to cause actual results to differ materially from our expectations is described in Part 1 under the subheading "Risk Factors" in our Annual Report on Form 10-K for our fiscal year ended September 30, 2017, filed with the SEC. Any forward-looking statements in this Quarterly Report on Form 10-Q do not purport to be predictions of future events or circumstances and may not be realized. Further, any forward-looking statements are made only as of the date of this Quarterly Report on Form 10-Q and we do not undertake to publicly update or revise the forward-looking statements, except as required by the federal securities laws.

Business Outlook
We believe that our strong first quarter results, including double-digit sales growth across all of our businesses and pre-tax profitability in what is seasonally our most challenging period, provide solid momentum as we move further into our fiscal year 2018. That momentum, coupled with our recent efforts to rationalize our business, should have us well-positioned to take advantage of opportunities wherever and whenever they may arise.
Art Gun’s customer service focus and execution during the quarter facilitated both a return to its traditional high-growth trajectory as well as record sales and profitability. Its new production facility, which fully integrates with our Activewear business’s vertical manufacturing platform, should serve as a valuable differentiator for Art Gun in the digital print and fulfillment marketplace. We believe that the flexibility provided by the new facility, along with capacity expansions and new business opportunities, will enable Art Gun to continue to gain market share and further increase profitability as the year unfolds.
We are highly encouraged by the double-digit sales growth seen on both sides of our Activewear business during the quarter. The improving conditions in the retail licensing channel are a welcome contrast to last year's customer de-stocking activity. We expect the market penetration of Catalog's higher-margin Delta Platinum line and other fashion basics products to continue at its rapid pace as the year progresses. Moreover, we are optimistic that the successes our FunTees business has achieved in diversifying its customer base and leveraging its design and manufacturing sophistication will continue.
Sales in our Salt Life business accelerated during the quarter through product expansions and additional doors. Sales on the www.saltlife.com ecommerce site continue to grow significantly and Salt Life's new retail store in Daytona Beach, Florida, is performing extremely well. The brand is expanding geographically both through its own direct-to-consumer strategies as well as additional doors with new retail accounts, giving Salt Life strong momentum heading into the latter half of the fiscal year.
Soffe’s strong sales growth over the prior year quarter with successes in the military and strategic sporting goods channels provides good velocity in that business moving forward. Soffe’s growth was augmented by significant gross margin expansion and profitability improvement during the quarter. Soffe has many ongoing initiatives to continue its growth and further bolster its top and bottom-line performance in the coming quarters. In addition, Soffe's latest branded retail location, recently opened in Jacksonville, North Carolina, should resonate well with military consumers in that market and serve as another valuable consumer touch-point in its omni-channel strategy.
The increases in demand for apparel during the quarter and the successes we are seeing from our sales and marketing efforts, operational improvements and cost-control initiatives are very encouraging. While we expect the markets to generally remain challenging, particularly for traditional retailers, we are pleased with what we are seeing across our businesses as we move through the year.

Results of Operations
Net sales for the first quarter of fiscal year 2018 were $90.3 million compared to $85.3 million in the prior year period. After adjusting for the $9.4 million of sales from the since-divested Junkfood business in the prior year quarter, first quarter sales grew 19% year-over-year. Each business unit achieved double-digit sales growth over the prior year quarter.
Our direct-to-consumer retail and ecommerce sales represented 7.1% of total revenues for the first quarter of 2018. Overall growth in our direct-to-consumer retail and ecommerce sales for the quarter was only 1.1%, as the prior year sales included ecommerce and retail sales of the since-divested Junkfood business. Excluding these sales from the since-divested Junkfood business in the prior year quarter, sales growth in our direct-to-consumer retail and ecommerce channels was 9.7% year-over-year driven from increased sales on our Salt Life, Soffe, and Coast consumer ecommerce sites and in our new retail stores.
Gross margins were 18.1% for the first quarter compared with 20.6% in the prior year period. Basics segment gross margins declined 270 basis points from the prior year quarter, primarily from higher cost raw materials partially offset by the benefits of the manufacturing realignment. Branded segment margins for the quarter improved to 37.2% compared to 31.1% in the prior year period.
Selling, general, and administrative expenses were $15.0 million, or 16.6% of sales, for the quarter ended December 30, 2017, compared to 17.3 million, or 20.3% of sales, in the prior year period. When adjusted to exclude results in the since-divested Junkfood business in the prior year quarter, such expenses were $14.2 million, or 18.7% of sales, with the quarter's increase of $0.8 million primarily due to variable selling costs on significantly higher sales volumes.
The change in fair value of contingent consideration was associated with the Salt Life acquisition. Based upon our updated analysis, the fair value of this liability decreased $0.3 million in the 2018 first quarter compared to a decrease of $0.1 million in the prior year period. The change is principally due to the reduced remaining time in the measurement period. The sales expectations for calendar year 2019 have been reduced from the sales expectations used in the valuation of contingent consideration at acquisition due to our current view of the retail environment. Our expectations are consistent with those at September 30, 2017.
During the first quarter we recorded $47 thousand in other income compared to $0.1 million in the prior year period. Net interest expense for the first quarter of each of fiscal years 2018 and 2017 was $1.3 million.
On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “New Tax Legislation”) was enacted. The New Tax Legislation significantly revised the U.S. corporate income tax code by, among other things, lowering federal corporate income tax rates, implementing a modified territorial tax system and imposing a repatriation tax on deemed repatriated cumulative earnings of foreign subsidiaries. During the three-month period ended December 30, 2017, we recognized provisional amounts totaling $10.6 million of tax expense. We have made reasonable estimates of the effects on our existing deferred tax balances and the one-time transition tax; however, these amounts may change as more information becomes available. We accounted for the $10.6 million provisional amount as a discrete item for tax provision purposes, recording tax expense on our best estimate of the effect of the New Tax Legislation. Excluding the effect of this discrete item, the effective tax rate on operations for the three-month period ended December 30, 2017, was (46.4%). This tax benefit relates to stock option excess benefits as a result from our adoption of ASU 2016-09. This compares to an effective income tax rate of 27.0% for the same period in the prior year, and 5.9% for the fiscal year ended September 30, 2017.
We benefit from having income in foreign jurisdictions that are either exempt from income taxes or have tax rates that are lower than those in the United States. Based on our current projected pre-tax income and the anticipated amount of U.S. taxable income compared to profits in the offshore taxable and tax-free jurisdictions in which we operate, our estimated annual income tax rate for the fiscal year ending September 29, 2018, excluding the discrete tax expense associated with the New Tax Legislation, is currently expected to be approximately 12-13%. The change in the federal statutory rate from 34% to 21% as a result of the New Tax Legislation is effective at the beginning of our fiscal year. As such, the blended federal statutory tax rate for the fiscal year is anticipated to be approximately 24.3%. However, changes in the mix of U.S. taxable income compared to profits in tax-free or lower-tax jurisdictions can have a significant impact on our overall effective tax rate. In addition, the impact of the New Tax Legislation may differ from our initial provisional estimates, possibly materially, due to, among other things, changes in interpretations and assumptions made regarding the New Tax Legislation, guidance that may be issued and actions we may take as a result of the New Tax Legislation.
Largely impacted by the New Tax Legislation, we experienced a net loss for the quarter of $10.0 million, or $1.37 per diluted share, compared to a prior year net loss of $0.6 million, or $0.08 per diluted share. Adjusting for the discrete impact of the new tax legislation, our net income was approximately $0.08 per diluted share.
At December 30, 2017, accounts receivable were $51.0 million compared to $48.2 million at December 31, 2016, and $47.6 million as of September 30, 2017. Days sales outstanding ("DSO") decreased from 53 days in the prior year to 48 days, and was in line with the 49 days at September 30, 2017. The improvement in DSO from the prior year results from the since-divested Junkfood business, which carried higher DSO than our other business units.
Inventory levels remained flat with those at September 30, 2017, at $174.5 million as of December 30, 2017. Strong sales in the quarter offset the normal seasonal build in inventory that occurs in the December quarter.
Capital expenditures were $4.9 million during the first quarter of fiscal year 2018. Capital expenditures primarily related to machinery and equipment as well as investments in our direct-to-consumer business, including our retail stores, and enhancements to our information technology systems. Depreciation and amortization expense, including non-cash compensation, was $2.9 million for the first quarter of fiscal year 2018.
Total debt at December 30, 2017, was $106.0 million compared with $119.8 million at December 31, 2016. The decrease from the prior year was primarily due to the $27.0 million in proceeds received on the sale of the Junkfood business partially offset by borrowings to fund increased stock repurchases and improvement in the timing of payments made to suppliers.
Branded Segment
Sales in the branded segment were $17.2 million compared to $24.5 million in the prior year quarter, which included $9.4 million of sales in the since-divested Junkfood business. Excluding Junkfood sales in the prior year quarter, branded segment sales increased 14% year-over-year. Salt Life continued its growth trend with 12% sales growth primarily due to expanded product categories. Soffe achieved 28% sales growth over the prior year with a strong increase in military sales and success with strategic sporting goods retailers.
Operating income in the branded segment for the first quarter was $0.5 million, an improvement of $1.5 million compared to the prior year quarter. When adjusted for the since-divested Junkfood business, operating income increased by $1.1 million.
Basics Segment
Net sales in our basics segment grew 20.3% in the first quarter, to $73.2 million from $60.8 million in the prior year period. Activewear achieved strong sales growth of 20% over the prior year period, with growth in both Delta Catalog products and FunTees private label products. In our Catalog business, sales increased due to increased demand in the retail licensing channel coupled with 73% growth in our fashion basics products. FunTees also continued its strong growth, with customers requesting earlier delivery of products. Sales at Art Gun grew 26% over the prior year quarter primarily from increased volume with existing customers as well as new customer launches .
Basics segment operating income decreased to $4.2 million in the first quarter of 2018 from $4.7 million in the prior year quarter, driven from higher cost inventory being sold due to the higher raw material prices, partially offset by the benefits of the manufacturing realignment.
Non-GAAP Financial Measures
We provide all information required in accordance with U.S. GAAP, but we believe that evaluating our ongoing operating results may be difficult if limited to reviewing only U.S. GAAP financial measures. In an effort to provide investors with additional information regarding the Company's results, we also provide non-GAAP information that management believes is useful to investors. We discuss adjusted income, adjusted earnings per share, adjusted gross margin, adjusted selling general and administrative expenses performance measures because management uses these measures in evaluating the Company's underlying performance on a consistent basis across periods. We also believe these measures are frequently used by securities analysts, investors and other interested parties in the evaluation of the Company's ongoing performance. These non-GAAP measures have limitations as analytical tools, and securities analysts, investors and other interested parties should not consider any of these non-GAAP measures in isolation or as a substitute for analysis of the Company's results as reported under U.S. GAAP. These non-GAAP measures may not be comparable to similarly titled measures used by other companies.

Liquidity and Capital Resources
Our current primary cash needs are for working capital, capital expenditures, and debt service, as well as to fund share repurchases under our Stock Repurchase Program.
Operating Cash Flows
Operating activities used $7.8 million and $0.5 million in cash in the first three months of fiscal years 2018 and 2017, respectively. The increased use of cash from the prior year is due to increased payments to suppliers to improve timing of payments and higher receivables from our customers from the higher sales compared to the prior year. This is offset partially by the prior year having a larger seasonal inventory build.
Investing Cash Flows
Capital expenditures during the first three months of fiscal year 2018 were $2.2 million compared to $1.9 million in the same period last year. Capital expenditures in both periods primarily related to machinery and equipment, along with investments in our direct-to-consumer initiatives and information technology systems. There were $3.1 million in expenditures financed under a capital lease arrangement and

$0.1 million in unpaid expenditures in the first three months of fiscal 2018. During the first three months of fiscal year 2018, investing cash flows also included $1.0 million in proceeds received from the promissory note related to the sale of our Junkfood business. See Note D—Divestitures, for further information on this transaction.
We anticipate our fiscal year 2018 capital expenditures to be approximately $13 million and to be focused primarily on manufacturing equipment along with information technology and direct-to-consumer enhancements .
Financing Activities
During the three months ended December 30, 2017, cash provided by financing activities was $9.0 million compared to $2.4 million provided by financing activities for the three months ended December 31, 2016. The cash provided by our financing activities during the first three months of fiscal year 2018 was used to fund our operating activities as well as share repurchases.
Based on our current expectations, we believe that our credit facility should be sufficient to satisfy our foreseeable working capital needs, and that cash flow generated by our operations and funds available under our credit facility should be sufficient to service our debt payment requirements, to satisfy our day-to-day working capital needs and to fund our planned capital expenditures. Any material deterioration in our results of operations, however, may result in the loss of our ability to borrow under our U.S. revolving credit facility and to issue letters of credit to suppliers, or may cause the borrowing availability under that facility to be insufficient for our needs. Availability under our credit facility is primarily a function of the levels of our accounts receivable and inventory. A significant deterioration in our accounts receivable or inventory levels could restrict our ability to borrow additional funds or service our indebtedness. Moreover, our credit facility includes a financial covenant that if the availability under our credit facility falls below the amounts specified in our U.S. credit agreement, our fixed charge coverage ratio (FCCR) for the preceding 12-month period must not be less than 1.1 to 1.0. While our availability at December 30, 2017, was above the minimum thresholds specified in our credit agreement, a significant deterioration in our business could cause our availability to fall below such thresholds, thereby requiring us to maintain the minimum FCCR specified in our credit agreement.
Purchases By Delta Apparel Of Its Own Shares
During the three months ended December 30, 2017, we purchased 145,124 shares of our common stock for an aggregate amount of $3.0 million (see Note N-Repurchase of Common Stock). As of December 30, 2017, there was $8.3 million of repurchase authorization remaining under our Stock Repurchase Program. We evaluate current leverage, working capital requirements, our free cash flow outlook, stock valuation and future business opportunities to determine when we believe the repurchase of our stock is a sound investment opportunity that we can pursue without sacrificing future growth plans.

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
A detailed discussion of critical accounting policies is contained in the Significant Accounting Policies included in Note 2 to the Audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2017, and there have been no changes in those policies since the filing of that Annual Report on Form 10-K with the SEC.

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
Yarn with respect to which we have fixed cotton prices at December 30, 2017, was valued at $3.3 million, and is scheduled for delivery between January 2018 and March 2018. At December 30, 2017, a 10% decline in the market price of the cotton covered by our fixed price yarn would have had a negative impact of approximately $0.2 million on the value of the yarn. This compares to what would have been a negative impact of $0.5 million at our 2017 fiscal year-end based on the yarn with fixed cotton prices at September 30, 2017. The impact of a 10% decline in the market price of the cotton covered by our fixed price yarn would have been lower at December 30, 2017, than at September 30, 2017, due to lower commitments at December 30, 2017, compared to September 30, 2017, combined with lower cotton costs.
We may use derivatives, including cotton option contracts, to manage our exposure to movements in commodity prices. We do not designate our options as hedge instruments upon inception. Accordingly, we mark to market changes in the fair market value of the options in cost of goods sold in our Condensed Consolidated Statements of Operations. See Note L—Derivatives and Fair Value Measurements, for further discussion on derivatives and fair value measurements.
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
Interest Rate Sensitivity
Our U.S. revolving credit facility provides that the outstanding amounts owed shall bear interest at variable rates. If the amount of outstanding floating rate indebtedness at December 30, 2017, under our U.S. revolving credit facility had been outstanding during the entire three-month period ended December 30, 2017, and the interest rate on this outstanding indebtedness was increased by 100 basis points, our expense would have increased by approximately $0.2 million, or 13.1% of actual interest expense, during the quarter. This compares to an increase of $0.5 million, or 10.9%, for the 2017 fiscal year based on the outstanding floating rate indebtedness at September 30, 2017, or an average of $0.1 million per quarter. The dollar amount, as well as the percentage, of the increase in interest expense is higher as of December 30, 2017, primarily due to the higher floating rate debt level as of December 30, 2017, compared to September 30, 2017. The actual increase in interest expense resulting from a change in interest rates would depend on the magnitude of the increase in rates and the average principal balance of floating rate indebtedness.
Derivatives
From time to time, we may use interest rate swaps or other instruments to manage our interest rate exposure and reduce the impact of future interest rate changes as described in Note L—Derivatives and Fair Value Measurements.
Tax Reform
We are subject to income taxes in both the United States and various foreign jurisdictions. Governments in the jurisdictions in which we operate implement changes to tax laws and regulations from time to time. Any changes in corporate income tax laws, such as the recently-enacted tax reform legislation in the United States, changes relating to transfer pricing or further changes regarding the repatriation of capital, and any changes in the interpretation of existing tax laws and regulations could lead to increases in overall tax liability and adversely affect our financial position and results of operations. See Note K—Income Taxes, for further discussion on the New Tax Legislation that was enacted on December 22, 2017.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures are controls and other procedures that are designed to reasonably assure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s requirements. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 30, 2017, and, based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures were effective at the evaluation date.
Changes in Internal Control Over Financial Reporting
There was no change during the first quarter of fiscal year 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings
See Note M—Legal Proceedings, in Item 1, which is incorporated herein by reference.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(c) Repurchases of Common Stock
See Note N—Repurchase of Common Stock, and Note F—Debt, in Item 1, which are incorporated herein by reference.

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

DELTA APPAREL, INC. (Registrant)
Date	February 5, 2018	By:	/s/ Deborah H. Merrill
Deborah H. Merrill Chief Financial Officer and President, Delta Basics