Form 10-Q
period 2018-03-31
DELTA APPAREL, INC
filed 2018-05-07
CIK 1101396

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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

As of April 26, 2018, there were outstanding 7,132,440 shares of the registrant’s common stock, par value of $0.01 per share, which is the only class of outstanding common or voting stock of the registrant.

PART 1.	FINANCIAL INFORMATION

Item 1.	Financial Statements
Delta Apparel, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Amounts in thousands, except share amounts and per share data)
(Unaudited)

	March 31, 2018	September 30, 2017
Assets
Current assets:
Cash and cash equivalents	$434	$572
Accounts receivable, less allowances of $1,447 and $1,433, respectively	60,083	47,557
Income tax receivable	—	352
Inventories, net	172,213	174,551
Note receivable	200	2,016
Prepaid expenses and other current assets	3,985	2,646
Total current assets	236,915	227,694

Property, plant and equipment, net of accumulated depreciation of $71,477 and $67,780, respectively	50,093	42,706
Goodwill	29,717	19,917
Intangibles, net	20,885	16,151
Deferred income taxes	1,996	5,002
Other assets	6,288	6,332
Total assets	$345,894	$317,802

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$50,315	$46,335
Accrued expenses	13,669	17,704
Income tax payable	256	—
Current portion of capital lease financing	2,336	848
Current portion of long-term debt	6,356	7,548
Total current liabilities	72,932	72,435

Long-term taxes payable	7,414	—
Long-term capital lease financing, less current maturities	8,402	2,519
Long-term debt, less current maturities	105,798	85,306
Other liabilities	—	55
Contingent consideration	5,850	1,600
Total liabilities	$200,396	$161,915

Shareholders’ equity:
Preferred stock—$0.01 par value, 2,000,000 shares authorized, none issued and outstanding	—	—
Common stock —$0.01 par value, 15,000,000 shares authorized, 9,646,972 shares issued, and 7,152,440 and 7,300,297 shares outstanding as of March 31, 2018, and September 30, 2017, respectively	96	96
Additional paid-in capital	60,561	61,065
Retained earnings	121,032	127,358
Accumulated other comprehensive income (loss)	167	(35)
Treasury stock —2,494,532 and 2,346,675 shares as of March 31, 2018, and September 30, 2017, respectively	(36,358)	(32,597)
Total shareholders’ equity	145,498	155,887
Total liabilities and shareholders' equity	$345,894	$317,802
See accompanying Notes to Condensed Consolidated Financial Statements.

Delta Apparel, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	March 31, 2018	April 1, 2017	March 31, 2018	April 1, 2017
Net sales	$100,004	$104,138	$190,346	$189,473
Cost of goods sold	77,769	79,908	151,741	147,685
Gross profit	22,235	24,230	38,605	41,788

Selling, general and administrative expenses	16,737	18,250	31,717	35,559
Change in fair value of contingent consideration	(100)	(100)	(400)	(200)
Gain on sale of business	—	(1,295)	—	(1,295)
Other income, net	(16)	(145)	(64)	(267)
Operating income	5,614	7,520	7,352	7,991

Interest expense, net	1,350	1,312	2,685	2,613
Income before provision for income taxes	4,264	6,208	4,667	5,378
Provision for income taxes	632	1,661	10,988	1,436
Net income (loss)	$3,632	$4,547	$(6,321)	$3,942

Basic earnings (loss) per share	$0.50	$0.60	$(0.87)	$0.52
Diluted earnings (loss) per share	$0.48	$0.58	$(0.87)	$0.50

Weighted average number of shares outstanding	7,195	7,600	7,231	7,599
Dilutive effect of stock options and awards	301	245	—	271
Weighted average number of shares assuming dilution	7,496	7,845	7,231	7,870
See accompanying Notes to Condensed Consolidated Financial Statements.

Delta Apparel, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Amounts in thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	March 31, 2018	April 1, 2017	March 31, 2018	April 1, 2017
Net income (loss)	$3,632	$4,547	$(6,321)	$3,942
Other comprehensive income related to unrealized gain on derivatives, net of income tax	116	33	202	82
Comprehensive income (loss)	$3,748	$4,580	$(6,119)	$4,024

See accompanying Notes to Condensed Consolidated Financial Statements.

Delta Apparel, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	Six Months Ended
	March 31, 2018	April 1, 2017
Operating activities:
Net (loss) income	$(6,321)	$3,942
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,759	4,866
Amortization of deferred financing fees	153	170
Excess tax benefits from stock awards	—	(106)
Provision for deferred income taxes	3,006	1,446
Gain on sale of Junkfood assets	—	(1,295)
Non-cash stock compensation	1,142	768
Change in the fair value of contingent consideration	(400)	(200)
Loss on disposal of equipment	10	1
Changes in operating assets and liabilities, net of effect of acquisition:
Accounts receivable, net	(11,704)	4,011
Inventories, net	3,497	(19,930)
Prepaid expenses and other assets	(1,469)	(421)
Other non-current assets	88	(165)
Accounts payable	(2,081)	12,447
Accrued expenses	(4,128)	(5,622)
Income taxes	8,022	(136)
Other liabilities	(111)	69
Net cash used in operating activities	(5,537)	(155)

Investing activities:
Purchases of property and equipment, net	(3,543)	(3,712)
Proceeds from sale of Junkfood assets	1,946	25,000
Proceeds from sale of fixed assets	5,001	—
Cash paid for business	(11,350)	—
Net cash (used in) provided by investing activities	(7,946)	21,288

Financing activities:
Proceeds from long-term debt	235,117	221,510
Repayment of long-term debt	(215,816)	(239,930)
Repayment of capital financing	(678)	(274)
Payment of deferred financing fees	2	—
Repurchase of common stock	(4,335)	(1,714)
Payment of withholding taxes on stock awards	(945)	(542)
Excess tax benefits from stock awards	—	106
Net cash provided by (used in) financing activities	13,345	(20,844)
Net (decrease) increase in cash and cash equivalents	(138)	289
Cash and cash equivalents at beginning of period	572	397
Cash and cash equivalents at end of period	$434	$686

Supplemental cash flow information:
Cash paid during the period for interest	$2,459	$2,379
Cash paid during the period for income taxes	$19	$140
Non-cash financing activity - seller financing	$5,000	$—
Non-cash financing activity - capital lease agreements	$3,050	$1,619
Non-cash financing activity - note receivable	$—	$2,850

See accompanying Notes to Condensed Consolidated Financial Statements.

Delta Apparel, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note A—Basis of Presentation and Description of Business
We prepared the accompanying interim condensed consolidated financial statements in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles ("U.S. GAAP") for complete financial statements. We believe these Condensed Consolidated Financial Statements include all normal recurring adjustments considered necessary for a fair presentation. Operating results for the three and six-month periods ended March 31, 2018, are not necessarily indicative of the results that may be expected for our fiscal year ending September 29, 2018. Although our various product lines are sold on a year-round basis, the demand for specific products or styles reflects some seasonality, with sales in our June quarter generally being the highest and sales in our December quarter generally being the lowest. For more information regarding our results of operations and financial position, refer to the Consolidated Financial Statements and footnotes included in our Annual Report on Form 10-K for our fiscal year ended September 30, 2017, filed with the United States Securities and Exchange Commission (“SEC”).
“Delta Apparel”, the “Company”, “we”, “us” and “our” are used interchangeably to refer to Delta Apparel, Inc. together with our domestic wholly-owned subsidiaries, including M.J. Soffe, LLC (“Soffe”), Culver City Clothing Company (f/k/a Junkfood Clothing Company) (“Junkfood”), Salt Life, LLC (“Salt Life”), and DTG2Go, LLC (f/k/a Art Gun, LLC) (“DTG2Go”), and other international subsidiaries, as appropriate to the context. On March 9, 2018, we purchased substantially all the assets of Teeshirt Ink, Inc. d/b/a DTG2Go. See Note D—Acquisitions, for further information on this transaction. On March 31, 2017, we sold substantially all of the assets comprising our Junkfood business to JMJD Ventures, LLC. See Note E—Divestitures, for further information on this transaction.
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

Note C—New Accounting Standards
Recently Adopted Standards
In July 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-11, Simplifying the Measurement of Inventory, ("ASU 2015-11").  This guidance requires an entity to measure inventory at the lower of cost or net realizable value. Previously, entities measured inventory at the lower of cost or market. ASU 2015-11 replaces market with net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.  Subsequent measurement is unchanged for inventory measured under last-in, first-out or the retail inventory method.  ASU 2015-11 requires prospective adoption for inventory measurements for fiscal years beginning after December 15, 2016, and interim periods within those years for public business entities.  Early application is permitted.  ASU 2015-11 was adopted in our fiscal year beginning October 1, 2017. The adoption of this standard did not have a material impact on our consolidated financial statements.
Standards Not Yet Adopted
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, ("ASU 2014-09"). This new guidance requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. ASU 2014-09 is effective for annual periods beginning after December 15, 2017, for public business entities and permits the use of either the retrospective or cumulative effect transition method. Early application is permitted only for annual reporting periods beginning after December 15, 2016. ASU 2014-09 will therefore be effective in our fiscal year beginning September 30, 2018. We have identified a committee, agreed on a methodology for review of our revenue arrangements and initiated the review process for adoption of this ASU, have determined that we will use the modified retrospective method and are evaluating the effect that ASU 2014-09 will have on our Consolidated Financial Statements and related disclosures.
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

Note D—Acquisitions
On March 9, 2018, our Art Gun, LLC subsidiary purchased substantially all of the assets of Teeshirt Ink, Inc. d/b/a DTG2Go, a premium provider of direct-to-garment digital printed products. In connection with the transaction, we changed the name of Art Gun, LLC to DTG2Go, LLC and now market the consolidated digital print business under the DTG2Go name. We believe the DTG2Go acquisition makes us a clear leader in the direct-to-garment digital print and fulfillment marketplace and accelerated our geographic expansion plans for that business. The integrated business currently operates from two locations in Florida and a location in Nevada serving the western United States, and we expect to open a location on our Soffe campus in North Carolina in the June quarter to service the northeastern region. With this acquisition, DTG2Go nearly doubled its revenue and capacity, broadened its product line into posters and stickers, and further enhanced service levels with quicker delivery capabilities in the United States and to over 100 countries worldwide.
We have included the financial results of the acquired entity, since the date of the acquisition, in our basics segment, with the acquisition contributing $1.1 million in sales during the March quarter. We expensed $0.1 million in acquisition related costs in our selling, general and administrative expense line item of our Condensed Consolidated Statements of Operations in the quarter ended March 31, 2018.
The DTG2Go acquisition purchase price consisted of $16.4 million in cash and additional payments contingent on the combined business’s achievement of certain performance targets related to sales and earnings before interest, taxes, depreciation and amortization ("EBITDA") for the period from April 1, 2018, through September 29, 2018, as well as for our fiscal years 2019, 2020, 2021 and 2022. At March 31, 2018, we had $4.7 million provisionally accrued in contingent consideration. The cash portion of the purchase price included: (i) a payment at closing of $11.4 million, less the amount of any indebtedness of the sellers with respect to any assets included in the transaction, and (ii) two additional payments of $2.5 million, with the first payment subject to post-closing net working capital adjustments, due July 1, 2018, and the second due September 9, 2018. We have provisionally calculated the post–closing working capital adjustment of $0.1 million and recorded this amount in the interim Condensed Consolidated Balance Sheets as of March 31, 2018. The below table represents the consideration paid:

Cash	$11,350
Deferred consideration	5,000
Contingent consideration	4,650
Provisional working capital adjustment	95
Total consideration	$21,095

The initial allocation of consideration to the assets and liabilities are noted in the table below. The Company is in the process of finalizing its valuations of the intangible assets acquired, and assets held for sale; thus, the provisional measurements of intangible assets, goodwill and assets held for sale are subject to change. The total amount of goodwill is expected to be deductible for tax purposes.

Accounts receivable	$822
Inventory, net of reserves	1,159
Assets held for sale	5,000
Goodwill	9,800
Intangible assets	5,200
Accounts payable, including payable to sellers	(5,981)
Contingent consideration	(4,650)
Consideration paid	$11,350

We accounted for the DTG2Go acquisition pursuant to ASC 805, Business Combinations, with the purchase price allocated provisionally based upon fair value. Assets held for sale include property, plant, and equipment of $5.0 million that were acquired as part of the DTG2Go acquisition. Subsequently, a capital lease arrangement was entered into to finance the purchase of the equipment. The capital lease is for $5.0 million and the lease term is thirty-six months. No gain or loss was recorded in conjunction with this transaction.
Note E—Divestitures
On March 31, 2017, we completed the sale of substantially all of the assets comprising our Junkfood business to JMJD Ventures, LLC for $27.9 million. The business sold consisted of vintage-inspired Junk Food branded and private label products sold in the United States and internationally. We received cash at closing of $25.0 million and recorded a $2.9 million note receivable with payments due between June 30, 2017, and March 30, 2018. The note receivable was amended on June 29, 2017, to revise the repayment schedule for payments to be made between September 29, 2017, and March 30, 2018. As of March 31, 2018, all payments have been received against the note receivable recorded as part of the transaction.
We realized a $1.3 million pre-tax gain on the sale of the Junkfood business resulting from the proceeds of $27.9 million less the costs of assets sold and other expenses, and less direct selling costs associated with the transaction. The pre-tax gain was recorded in the Condensed Consolidated Statement of Operations in our 2017 second fiscal quarter as a Gain on sale of business.

Note F—Inventories
Inventories, net of $10.6 million and $9.8 million in reserves, as of March 31, 2018, and September 30, 2017, respectively, consisted of the following (in thousands):

	March 31, 2018	September 30, 2017
Raw materials	$10,681	$8,973
Work in process	14,058	18,543
Finished goods	147,474	147,035
	$172,213	$174,551

Note G—Debt
On May 10, 2016, we entered into a Fifth Amended and Restated Credit Agreement (the “Amended Credit Agreement”) with Wells Fargo Bank, National Association (“Wells Fargo”), as Administrative Agent, the Sole Lead Arranger and the Sole Book Runner, and the financial institutions named therein as Lenders, which are Wells Fargo, PNC Bank, National Association and Regions Bank. Our subsidiaries, M.J. Soffe, LLC, Culver City Clothing Company (f/k/a Junkfood Clothing Company), Salt Life, LLC, and DTG2Go, LLC (f/k/a Art Gun, LLC) (collectively, the "Borrowers"), are co-borrowers under the Amended Credit Agreement.
On November 27, 2017, the Borrowers entered into a First Amendment to the Fifth Amended and Restated Credit Agreement with Wells Fargo and the other lenders set forth therein (the “First Amendment”).
The First Amendment amends the definition of Fixed Charge Coverage Ratio within the Amended Credit Agreement to permit up to $10 million of the proceeds received from the March 31, 2017, sale of certain assets of the Junkfood business to be used towards share repurchases for up to one year from the date of that transaction. In addition, the definition of Permitted Purchase Money Indebtedness is amended to extend the time period within which the Borrowers may enter into capital leases and to increase the aggregate principal amount of such leases into which the Borrowers may enter to up to $15 million. The definition of Permitted Investments is also amended to permit the Borrowers to make investments in entities that are not a party to the Amended Credit Agreement in an aggregate amount of up to $2 million. The First Amendment also allows the change in the name of our Junkfood Clothing Company subsidiary to Culver City Clothing Company. There were no changes to the Amended Credit Agreement related to interest rate, borrowing capacity, or maturity.
On March 9, 2018, the Borrowers entered into a Consent and Second Amendment to the Fifth Amended and Restated Credit Agreement with Wells Fargo and the other lenders set forth therein (the “Second Amendment”).
Pursuant to the Second Amendment, Wells Fargo and the other lenders set forth therein consented to Art Gun, LLC’s acquisition of substantially all of the assets of TeeShirt Ink Inc. d/b/a DTG2Go. The Second Amendment also: (i) revises certain provisions in the Amended Credit Agreement relating to our ability to pay cash dividends or distributions to shareholders or to repurchase shares of our common stock so that the effects of the Tax Cuts and Jobs Act of 2017 do not negatively impact our ability to make such dividends or distributions or to repurchase shares of our common stock during our 2018 fiscal year; (ii) amends the definition of Permitted Investments in the Amended Credit Agreement to allow investments in the Honduras partnership (as defined in the Amended Credit Agreement) in an aggregate original principal amount not to exceed $6 million; (iii) amends the definition of Permitted Purchase Money Indebtedness in the Amended Credit Agreement to increase the aggregate principal amount of capital leases into which we may enter to up to $25 million; (iv) permits the name change of Art Gun, LLC to DTG2Go, LLC; and (v) adds new definitions relating to the DTG2Go acquisition. There were no changes to the Amended Credit Agreement related to interest rate, borrowing capacity, or maturity.
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
As of March 31, 2018, there was $97.5 million outstanding under our U.S. revolving credit facility at an average interest rate of 4.1% and additional borrowing availability of $23.8 million. This credit facility includes a financial covenant requiring that if the amount of availability falls below the threshold amounts set forth in the Amended Credit Agreement, our Fixed Charge Coverage Ratio (“FCCR”) (as defined in the Amended Credit Agreement) for the preceding 12-month period must not be less than 1.1 to 1.0. We were not subject to the FCCR covenant at March 31, 2018, because our availability was above the minimum required under the Amended Credit Agreement, but we would have satisfied our financial covenant had we been subject to it. At March 31, 2018, and September 30, 2017, there was $15.4 million and $7.7 million, respectively, of retained earnings free of restrictions to make cash dividends or stock repurchases.
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
In August 2013, we acquired Salt Life and issued two promissory notes in the aggregate principal amount of $22.0 million, which included a one-time installment of $9.0 million that was due and paid as required on September 30, 2014, and quarterly installments commencing on March 31, 2015, with the final installment due on June 30, 2019. The promissory notes are zero-interest notes and state that interest will be imputed as required under Section 1274 of the Internal Revenue Code. We imputed interest at 1.92% on the promissory note that matured June 30, 2016, and was paid in full as required. We impute interest at 3.62% on the promissory note that matures on June 30, 2019. At March 31, 2018, the discounted value of the promissory note outstanding was $3.2 million.
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
Additional information about these loans and the outstanding balances as of March 31, 2018, is as follows (in thousands):

March 31, 2018
Revolving credit facility established March 2011, interest at 8.0% due March 2019	$4,977
Term loan established November 2014, interest at 7.5%, payable monthly with a six-year term	1,700
Term loan established June 2016, interest at 8.0%, payable monthly with a six-year term	1,213
Term loan established September 2017, interest at 8.0%, payable monthly with a six-year term	3,551

Note H—Selling, General and Administrative Expense
We include in selling, general and administrative ("SG&A") expenses the costs incurred subsequent to the receipt of finished goods at our distribution facilities, such as the cost of stocking, warehousing, picking, packing, and shipping goods for delivery to our customers. Distribution costs included in SG&A expenses totaled $4.4 million and $3.7 million for the three-month periods ended March 31, 2018, and April 1, 2017, respectively, and totaled $8.3 million and $7.2 million for the six-month periods ended March 31, 2018, and April 1, 2017, respectively. In addition, SG&A expenses include costs related to sales associates, administrative personnel, advertising and marketing expenses, royalty payments on licensed products and other general and administrative expenses.

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
Compensation expense is recorded on the SG&A expense line item in our Condensed Consolidated Statements of Operations over the vesting periods. During the three-month periods ended March 31, 2018, and April 1, 2017, we recognized $0.7 million and $0.4 million, respectively, in stock-based compensation expense. During the six-month periods ended March 31, 2018, and April 1, 2017, we recognized $1.2 million and $1.0 million, respectively, in stock-based compensation expense.
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
During the three-month period ended March 31, 2018, restricted stock units and performance stock units, each consisting of 2,000 shares of our common stock, were granted and are eligible to vest upon the filing of our Annual Report on Form 10-K for the fiscal year ending September 28, 2019. One-half of the restricted stock units and one-half of the performance units are payable in common stock and one-half are payable in cash. In addition, restricted stock units representing 90,000 shares of our common stock were granted and are eligible to vest upon the filing of our Annual Report on Form 10-K for the fiscal year ending October 3, 2020. These restricted stock units are payable in common stock.
During the three-month period ended December 30, 2017, restricted stock units and performance stock units, each consisting of 55,750 shares of our common stock, were granted and are eligible to vest upon the filing of our Annual Report on Form 10-K for the fiscal year ending September 28, 2019. One-half of the restricted stock units and one-half of the performance units are payable in common stock and one-half are payable in cash.
During the three-month period ended December 30, 2017, restricted stock units and performance units representing 54,602 and 92,068 shares of our common stock, respectively, vested upon the filing of our Annual Report on Form 10-K for the fiscal year ended September 30, 2017, and were issued in accordance with their respective agreements. One-half of the restricted stock units were paid in common stock and one-half were paid in cash. Of the performance units, 72,138 were paid in common stock and 19,930 were paid in cash
During the three-month period ended December 31, 2016, restricted stock units and performance units representing 8,438 and 53,248 shares of our common stock, respectively, vested upon the filing of our Annual Report on Form 10-K for the fiscal year ended October 1, 2016, and were issued in accordance with their respective agreements. The restricted stock units and performance units were paid one-half in common stock and one-half in cash.
As of March 31, 2018, there was $5.2 million of total unrecognized compensation cost related to unvested awards granted under the 2010 Stock Plan. This cost is expected to be recognized over a period of 2.7 years.
Option Plan
All options granted under the Option Plan vested prior to October 3, 2015. As such, no expense was recognized during each of the three and six-month periods ended March 31, 2018, and April 1, 2017, nor were any options exercised during those periods. The options expired during the quarter and accordingly were forfeited.

Note J—Purchase Contracts
We have entered into agreements, and have fixed prices, to purchase yarn, finished fabric, and finished apparel and headwear products. At March 31, 2018, minimum payments under these contracts were as follows (in thousands):

Yarn	$9,954
Finished fabric	4,324
Finished products	17,258
$31,536

Note K—Business Segments

We operate our business in two distinct segments: branded and basics. Although the two segments are similar in their production processes and regulatory environments, they are distinct in their economic characteristics, products, marketing, and distribution methods.
The basics segment is comprised of our business units primarily focused on garment styles characterized by low fashion risk, and includes our Delta Activewear (which includes Delta Catalog and FunTees) and DTG2Go business units. We market, distribute and manufacture unembellished knit apparel under the main brands of Delta Platinum™, Delta Dri®, Delta Magnum Weight®, and Delta Pro Weight® for sale to a diversified audience ranging from large licensed screen printers to small independent businesses. We also manufacture private label products for major branded sportswear companies, trendy regional brands, retailers, and sports-licensed apparel marketers. Typically our private label products are sold with value-added services such as hangtags, ticketing, hangers, and embellishment so that they are fully ready for retail. Using digital print equipment and proprietary technology, DTG2Go embellishes garments to create private label, custom-decorated apparel servicing the fast-growing e-retailer channels as well as the ad-specialty, promotional products and retail marketplaces.
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

	Three Months Ended		Six Months Ended
	March 31, 2018	April 1, 2017	March 31, 2018	April 1, 2017
Segment net sales:
Basics	$73,712	$70,811	$146,889	$131,647
Branded	26,292	33,327	43,457	57,826
Total net sales	$100,004	$104,138	$190,346	$189,473

Segment operating income:
Basics	$6,209	$7,560	$10,401	$12,248
Branded	2,554	2,780	3,010	1,776
Total segment operating income	$8,763	$10,340	$13,411	$14,024

The following table reconciles the segment operating income to the consolidated income before provision for income taxes (in thousands):

	Three Months Ended		Six Months Ended
	March 31, 2018	April 1, 2017	March 31, 2018	April 1, 2017
Segment operating income	$8,763	$10,340	$13,411	$14,024
Unallocated corporate expenses	3,149	2,820	6,059	6,033
Unallocated interest expense	1,350	1,312	2,685	2,613
Consolidated income before provision for income taxes	$4,264	$6,208	$4,667	$5,378

Basic segment assets increased by approximately $27.0 million since September 30, 2017, to $218.6 million as of March 31, 2018, principally as a result of the digital print acquisition. See Note D—Acquisitions for further information. In addition, receivables increased from September 30, 2017 due to the seasonality of the business. Branded segment assets have increased by $4.8 million since September 30, 2017, to $122.2 million as of March 31, 2018 due to higher receivables.

Note L—Income Taxes

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “New Tax Legislation”) was enacted. The New Tax Legislation significantly revised the U.S. corporate income tax code by, among other things, lowering federal corporate income tax rates, implementing a modified territorial tax system and imposing a repatriation tax on deemed repatriated cumulative earnings of foreign subsidiaries. The Tax Act creates a new requirement that certain income earned by controlled foreign corporations (“CFCs”) must be included currently in the gross income of the CFCs’ U.S. shareholder. Global intangible low-taxed income (“GILTI”) is the excess of the shareholder’s net CFC tested income over the net deemed tangible income return.  Due to the complexity of the new GILTI tax rules, we are continuing to evaluate this provision of the Tax Act and the application of ASC 740. Therefore, we have not made any adjustments related to potential GILTI tax in our financial statements. During the six-month period ended March 31, 2018, we recognized provisional amounts totaling $10.6 million of tax expense. In our December quarter, we made reasonable estimates of the effects on our existing deferred tax balances and the one-time transition tax. No change was made to the provisional amount in the March quarter; however, amounts may change as more information becomes available. We accounted for the $10.6 million provisional amount as a discrete item for tax provision purposes, recording tax expense on our best estimate of the effect of the New Tax Legislation. Excluding the effect of this discrete item, the effective tax rate on operations for the six-month period ended March 31, 2018, was 9.4%. This compares to an effective income tax rate of 26.7% for the same period in the prior year, and 5.9% for the fiscal year ended September 30, 2017.
We benefit from having income in foreign jurisdictions that are either exempt from income taxes or have tax rates that are lower than those in the United States. Based on our current projected pre-tax income and the anticipated amount of U.S. taxable income compared to profits in the offshore taxable and tax-free jurisdictions in which we operate, our estimated annual income tax rate for the fiscal year ending September 29, 2018, excluding the discrete tax expense associated with the New Tax Legislation, is currently expected to be approximately 12%-15%. The change in the federal statutory rate from 34% to 21% as a result of the New Tax Legislation is effective as of December 22, 2017, in our fiscal year 2018. As such, the blended federal statutory tax rate for the fiscal year is anticipated to be approximately 24.3%. However, changes in the mix of U.S. taxable income compared to profits in tax-free or lower-tax jurisdictions can have a significant impact on our overall effective tax rate. In addition, the impact of the New Tax Legislation may differ from our initial provisional estimates, possibly materially, due to, among other things, changes in interpretations and assumptions made regarding the New Tax Legislation, guidance that may be issued and actions we may take as a result of the New Tax Legislation.
Provisional amounts
As noted above, we consider the estimate of the effects on our existing deferred tax balances and the one-time transition tax to be provisional.
Deferred tax assets and liabilities: We remeasured our deferred tax assets and liabilities based on an estimated scheduling of when we anticipate these amounts will reverse and by applying estimated rates based on the period we believe they will reverse. However, we are still analyzing certain aspects of the New Tax Legislation and refining our scheduling and calculations, which could potentially affect the remeasurement of these balances. The provisional amount of expense related to the remeasurement of our deferred tax balance was approximately $1.1 million, which was recognized during the first quarter.
Transition tax: Our current estimate of the one-time transition tax is based on an estimate of our total earnings and profits (E&P) from our foreign subsidiaries which were previously deferred from U.S. income taxes. A deferred tax liability for such undistributed earnings was not previously recognized since the earnings are considered to be permanently reinvested. We recorded a provisional amount related to this one-time transition tax of $9.5 million during the first quarter which will be paid over eight years. We anticipate that the benefit resulting from the reduction of the federal tax rate from 34% to 21% will offset the future payments of the transition tax, resulting in minimal cash flow impact. We have not completed our analysis of the total E&P or the split between liquid and illiquid assets for our foreign subsidiaries. As such, this amount may change when we finalize our analysis.
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

Note M—Derivatives and Fair Value Measurements
From time to time, we may use interest rate swaps or other instruments to manage our interest rate exposure and reduce the impact of future interest rate changes. These financial instruments are not used for trading or speculative purposes. We have designated our interest rate swap contracts as cash flow hedges of our future interest payments. As a result, the gains and losses on the swap contracts are reported as a component of other comprehensive income and are reclassified into interest expense as the related interest payments are made. Outstanding instruments as of March 31, 2018, are as follows:

	Effective Date	Notational Amount	Fixed LIBOR Rate	Maturity Date
Interest Rate Swap	July 19, 2017	$10.0 million	1.74%	July 19, 2019
Interest Rate Swap	July 19, 2017	$10.0 million	1.99%	May 10, 2021
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

The following financial assets (liabilities) are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements Using
Period Ended	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest Rate Swaps
March 31, 2018	$272	—	$272	—
September 30, 2017	(56)	—	(56)	—

Cotton Options
March 31, 2018	$—	$—	—	—
September 30, 2017	(125)	(125)	—	—

Contingent Consideration
March 31, 2018	$(5,850)	—	—	$(5,850)
September 30, 2017	(1,600)	—	—	(1,600)
The fair value of the interest rate swap agreements was derived from discounted cash flow analysis based on the terms of the contract and the forward interest rate curves adjusted for our credit risk, which fall in Level 2 of the fair value hierarchy. At March 31, 2018, book value for fixed rate debt approximates fair value based on quoted market prices for the same or similar issues or on the current rates offered to us for debt of the same remaining maturities (a Level 2 fair value measurement).
The following table summarizes the fair value and presentation in the Condensed Consolidated Balance Sheets for derivatives related to our interest swap agreements as of March 31, 2018, and September 30, 2017 (in thousands):

	March 31, 2018	September 30, 2017
Other assets	$272	$—
Deferred tax assets	—	21
Accrued expenses	—	(56)
Deferred tax liabilities	(105)	—
Accumulated other comprehensive income (loss)	$167	$(35)
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
At March 31, 2018, we had $1.2 million accrued in contingent consideration related to the Salt Life acquisition, a $0.4 million reduction from the accrual at September 30, 2017. The reduction in the fair value of contingent consideration is based on the inputs into the Monte Carlo model, including the time remaining in the measurement period. The sales expectations for calendar year 2019 have been reduced from the sales expectations used in the valuation of contingent consideration at acquisition due to our current view of the retail environment.
On March 9, 2018, we acquired Teeshirt Ink, Inc. d/b/a DTG2Go. See Note D—Acquisitions. The purchase price consisted of $16.4 million in cash and additional contingent consideration based on achievement of certain performance targets related to sales and EBITDA for the period from April 1, 2018, through September 29, 2018, as well as for our fiscal years 2019, 2020, 2021 and 2022. At March 31, 2018, we had $4.7 million provisionally accrued in contingent consideration. The fair value of contingent consideration is based on the inputs into the Monte Carlo model, including the time remaining in the measurement period. Accordingly, the fair value measurement for contingent consideration falls in Level 3 of the fair value hierarchy.

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
In addition, at times we are party to various legal claims, actions and complaints. We believe that, as a result of legal defenses, insurance arrangements, and indemnification provisions with parties believed to be financially capable, such actions should not have a material adverse effect on our operations, financial condition, or liquidity.

Note O—Repurchase of Common Stock
As of March 31, 2018, our Board of Directors authorized management to use up to $50.0 million to repurchase stock in open market transactions under our Stock Repurchase Program.

During the March quarter of fiscal year 2018, we purchased 74,934 shares of our common stock for a total cost of $1.5 million. Through March 31, 2018, we have purchased 3,113,545 shares of our common stock for an aggregate of $43.2 million since the inception of our Stock Repurchase Program. All purchases were made at the discretion of management and pursuant to the safe harbor provisions of SEC Rule 10b-18. As of March 31, 2018, $6.8 million remained available for future purchases under our Stock Repurchase Program, which does not have an expiration date.
The following table summarizes the purchases of our common stock for the quarter ended March 31, 2018:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Dollar Value of Shares that May Yet Be Purchased Under the Plans
December 31, 2017 to February 3, 2018	23,070	$20.46	23,070	$7.8	million
February 4, 2018 to March 3, 2018	22,000	19.09	22,000	7.4	million
March 4, 2018 to March 31, 2018	29,864	19.12	29,864	6.8	million
Total	74,934	$19.52	74,934	$6.8	million

Note P—Goodwill and Intangible Assets
Components of intangible assets consist of the following (in thousands):

	March 31, 2018			September 30, 2017
	Cost	Accumulated Amortization	Net Value	Cost	Accumulated Amortization	Net Value	Economic Life

Goodwill	$29,717	$—	$29,717	$19,917	$—	$19,917	N/A

Intangibles:
Tradename/trademarks	$16,090	$(2,465)	$13,625	$16,090	$(2,193)	$13,897	20 – 30 yrs
Customer relationships	5,200	—	5,200	—	—	—	8 – 10 yrs
Technology	1,220	(1,009)	211	1,220	(947)	273	10 yrs
License agreements	2,100	(474)	1,626	2,100	(423)	1,677	15 – 30 yrs
Non-compete agreements	1,037	(814)	223	1,037	(733)	304	4 – 8.5 yrs
Total intangibles	$25,647	$(4,762)	$20,885	$20,447	$(4,296)	$16,151

Goodwill represents the acquired goodwill net of the cumulative impairment losses recorded in fiscal year 2011 of $0.6 million. The goodwill recorded on our financial statements is included in both the basics and branded segment. Basics segment includes $9.8 million of goodwill, and the branded segment includes $19.9 million.
On March 9, 2018, we acquired Teeshirt Ink, Inc. d/b/a DTG2Go. See Note D—Acquisitions. We have provisionally identified certain intangible assets associated with the acquisition, including technology, customer relationships, non-compete agreements and goodwill. Goodwill associated with DTG2Go was provisionally recorded at $9.8 million, along with technology, customer relationships, and non-compete agreements of $5.2 million. The Company is in the process of finalizing its valuations of the intangible assets acquired; thus, the provisional measurements of these intangible assets are recorded in customer relationships until these are finalized.
Amortization expense for intangible assets was $0.3 million for the three-month period ended March 31, 2018, and $0.4 million for the three-month period ended April 1, 2017. Amortization expense for the six-month periods ended March 31, 2018, and April 1, 2017, was $0.5 million and $0.7 million, respectively. Amortization expense is estimated to be approximately $1.3 million for fiscal year 2018, approximately $1.5 million for fiscal year 2019, approximately $1.4 million for fiscal year 2020, and approximately $1.3 million for each of fiscal years 2021 and 2022.

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

A detailed discussion of significant risk factors that have the potential to cause actual results to differ materially from our expectations is set forth in Part 1 under the subheading "Risk Factors" in our Annual Report on Form 10-K for our fiscal year ended September 30, 2017, filed with the SEC. Any forward-looking statements in this Quarterly Report on Form 10-Q do not purport to be predictions of future events or circumstances and may not be realized. Further, any forward-looking statements are made only as of the date of this Quarterly Report on Form 10-Q and we do not undertake to publicly update or revise the forward-looking statements, except as required by the federal securities laws.

Business Outlook
We are pleased with our first-half performance, which included organic sales growth in both quarters and a double-digit increase in profitability excluding the impact of tax reform legislation. We believe we can build upon this success in the back half of our fiscal year 2018.
The combination of our Art Gun business with the newly-acquired digital print business creates a variety of significant growth opportunities. The combined business, which we now market under the DTG2Go trade name, offers the most comprehensive on-demand solution in the dynamic digital print space. DTG2Go's multi-location footprint facilitates quick-turn shipments across the United States and internationally. An additional manufacturing location on our Soffe campus in North Carolina is scheduled to begin production in the June quarter and should further enhance service levels to the important northeastern market. We also expect DTG2Go’s investments in print capacity and proprietary software to create opportunities within existing and new customer channels going forward.
We are encouraged by the sales increase in our Activewear business for the quarter and expect the positive market response to our higher-margin fashion basics products to continue in the back half of the year as additional on-trend fabrications, styles, and colors are offered. We also expect to broaden our private label customer base in connection with a shift we are seeing in customer sourcing strategies back to the Western Hemisphere.
Sales at Salt Life continue to increase year-over-year and we expect that growth to continue with the launch of two new national-footprint retail accounts this year. Salt Life’s new branded craft beer line and several other new product extensions should also bolster top-line growth. We also expect Salt Life’s direct-to-consumer sales to continue on their high-growth trend with increased ecommerce sales at www.saltlife.com and expanded sales at Salt Life’s branded retail stores. Salt Life’s Daytona Beach outlet store continues to perform well and a second outlet store in the Florida market is targeted for late Fall.
Soffe’s first-half sales are up almost 10% year-over-year and we are excited about its various brand-awareness and direct-to-consumer initiatives, including plans to add to its retail footprint with a fifth branded retail store in Greenville, North Carolina, this quarter.
While the retail environment is likely to remain challenging and we continue to see cost pressures in a number of areas, our team is focused on operational efficiencies and other strategies that should meaningfully impact both the top and bottom lines. We expect to see increased gross margins and profitability as the year unfolds, as well as incremental benefits from our new product and category extensions, broadening customer base, and investments in the digital print and fulfillment model. Our vertical manufacturing platform continues to provide a competitive advantage and we are excited about our opportunities to increase volumes and further capitalize on our additional capacity and functionality. We believe that we are well-positioned for more organic growth and a strong finish to fiscal year 2018.
Results of Operations
Net sales for the second quarter were $100.0 million, up $1.9 million, or 2%, from the prior year period’s net sales of $104.1 million after excluding $6.0 million of sales in the prior year period from our since-divested Junkfood Clothing business. The sales increase for the quarter was comprised of $0.8 million of organic growth and $1.1 million of additional growth as a result of the DTG2Go acquisition. For the first six months of fiscal year 2018, net sales increased to $190.3 million from $189.5 million in the comparable prior year period and were up 9% year-over-year excluding prior year sales in the Junkfood Clothing business of $15.4 million.
Our direct-to-consumer retail and ecommerce sales for the quarter increased 19.2% over the prior year period and, excluding Junkfood ecommerce and retail sales in the prior year quarter of $0.3 million, increased 30.2% year-over-year. The growth was driven by increased sales on all of our consumer ecommerce sites and within our retail stores. Direct-to-consumer retail and ecommerce sales represented 6.5% of total revenues for the second quarter. For the six-month period ended March 31, 2018, our direct-to-consumer retail and ecommerce sales increased 9.5% and, excluding Junkfood ecommerce and retail sales in the prior year period of $0.6 million, increased 19.2% year-over-year.
Gross margin expansion in the branded segment and the DTG2Go business was offset by a gross margin decline in the Activewear business attributable to higher raw material and other input costs, resulting in overall gross margins of 22.2% compared to 23.3% in the prior year period. Basics segment gross margins declined 130 basis points overall from the prior year quarter. Branded segment gross margins for the quarter were 36.6% compared to 33.7% in the prior year period, and were in line with the prior year when adjusted for Junkfood operating results in the prior year period.
Selling, general, and administrative expenses ("SG&A") were $16.7 million, or 16.7% of sales, for the quarter compared to $18.3 million, or 17.5% of sales, in the prior year period. When adjusted to exclude Junkfood results in the prior year quarter, these expenses were $15.5 million, or 15.7% of sales. This quarter's higher expenses were primarily driven by increased selling costs associated with our new retail stores as well as increased costs associated with our larger distribution footprint including the addition of our new dual-purpose facility in Miami, Florida.
The change in fair value of contingent consideration during the second quarter was associated with the Salt Life acquisition. Based upon our updated analysis, the fair value of this liability decreased $0.1 million in the 2018 second quarter, which was consistent with the prior year period. The change is principally due to the remaining time in the measurement period and a further reduction of the sales expectations for calendar year 2019 from those used in the valuation of contingent consideration at acquisition due to our current view of the retail environment.

During the second quarter we recorded $16 thousand in other income, as compared to $0.1 million in the prior year period. Net interest expense for the second quarter of fiscal year 2018 was $1.4 million, as compared to $1.3 million in the prior year period.
On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “New Tax Legislation”) was enacted. The New Tax Legislation significantly revised the U.S. corporate income tax code by, among other things, lowering federal corporate income tax rates, implementing a modified territorial tax system and imposing a repatriation tax on deemed repatriated cumulative earnings of foreign subsidiaries. During the six-month period ended March 31, 2018, we recognized provisional amounts totaling $10.6 million of tax expense. In our December quarter, we made reasonable estimates of the effects on our existing deferred tax balances and the one-time transition tax. No change was made to the provisional amount in the March quarter; however, amounts may change as more information becomes available. We accounted for the $10.6 million provisional amount as a discrete item for tax provision purposes, recording tax expense on our best estimate of the effect of the New Tax Legislation. Excluding the effect of this discrete item, the effective tax rate on operations for the six-month period ended March 31, 2018, was 14.8%. This compares to an effective income tax rate of 26.7% for the same period in the prior year, and 5.9% for the fiscal year ended September 30, 2017.
We benefit from having income in foreign jurisdictions that are either exempt from income taxes or have tax rates that are lower than those in the United States. Based on our current projected pre-tax income and the anticipated amount of U.S. taxable income compared to profits in the offshore taxable and tax-free jurisdictions in which we operate, our estimated annual income tax rate for the fiscal year ending September 29, 2018, excluding the discrete tax expense associated with the New Tax Legislation, is currently expected to be approximately 12%-15%. The change in the federal statutory rate from 34% to 21% as a result of the New Tax Legislation is effective as of December 22, 2017, in our fiscal year 2018. As such, the blended federal statutory tax rate for the fiscal year is anticipated to be approximately 24.3%. However, changes in the mix of U.S. taxable income compared to profits in tax-free or lower-tax jurisdictions can have a significant impact on our overall effective tax rate. In addition, the impact of the New Tax Legislation may differ from our initial provisional estimates, possibly materially, due to, among other things, changes in interpretations and assumptions made regarding the New Tax Legislation, guidance that may be issued and actions we may take as a result of the New Tax Legislation.
We achieved net income for the second quarter of $3.6 million, or $0.48 per diluted share, an increase over the prior year period’s $0.47 per diluted share after excluding the approximately $0.11 per share gain realized in the prior year period on the sale of the Junkfood Clothing business. Largely impacted by the New Tax Legislation, we experienced a net loss of $6.3 million, or $0.87 per diluted share, for the first six months of fiscal year 2018, compared to earnings of $3.9 million, or $0.50 per diluted share, in the prior year period. Adjusting for the discrete impact of the New Tax Legislation, our net income for the first six months was approximately $4.2 million, or $0.56 per diluted share.
Accounts receivable were $60.1million at March 31, 2018, compared to $47.6 million as of September 30, 2017. Days sales outstanding ("DSO") of March 31, 2018 were 50 days relatively consistent with DSOs at September 30, 2017.
Inventory levels declined to $172.2 million as of March 31, 2018, a decline of $2.3 million from September 30, 2017. The lower inventory levels resulted from efforts to manage inventory levels to expected sales.
Capital expenditures were $1.7 million during the second quarter of fiscal year 2018 and primarily related to machinery and equipment as well as investments in our direct-to-consumer business, including our retail stores. Depreciation and amortization expense, including non-cash compensation, was $3.0 million for the second quarter.
Total debt at March 31, 2018, was $112.2 million, compared with $97.4 million at April 1, 2017. The increase from the prior year was primarily driven from the acquisition of the digital print business as well as improvement in the timing of payments to suppliers.
Branded Segment
Second quarter revenue in the branded segment was $26.3 million compared to $33.3 million in the prior year period, which included sales of $6.0 million from the since-divested Junkfood business. Salt Life sales increased almost 7% for the quarter, with growth in most of its sales channels. The increasing demand for Salt Life performance products and other new categories seen in prior periods continued, and strong momentum within Salt Life’s direct-to-consumer channel, including robust ecommerce sales growth, also contributed to the top-line growth. Soffe sales for the quarter declined slightly to $12.4 million from $12.8 million in the prior year period, but are up 10% in the first six months. Branded segment sales for the first six months of fiscal year 2018 were $43.4 million, an increase of 2.4% over prior year period sales of $57.8 million after excluding sales of $15.4 million from the Junkfood business.
Second quarter operating income in the branded segment was $2.6 million, generally flat with the prior year period’s $2.8 million, which included $1.3 million gain on the sale of the Junkfood business. Operating income for the first six months was $3.0 million, a 66% increase over prior year period operating income of $1.8 million. The prior year operating income included a $1.3 million gain from the sale of the Junkfood business.
Basics Segment
Second quarter revenue in the basics segment increased by $2.9 million, or 4%, to $73.7 million. Activewear sales increased 2% for the quarter, with 15% growth in catalog sales offset by a decline in private label sales impacted by requests from customers to pull forward shipments to meet demand in the prior quarter. Catalog sales grew in all sales channels, with particularly strong demand in the retail license and regional screen print channels. Sales of catalog’s high-margin fashion basics t-shirt and fleece products, especially the premium

Delta Platinum line, more than doubled year-over-year. The combined DTG2Go business grew sales nearly 60%, with approximately 20% organic growth. Basics segment sales for the first six months were $146.9 million, a 12% increase over the prior year period’s $131.6 million.
Basics segment operating income was $6.2 million in the second quarter, compared to $7.6 million in the prior year quarter. Higher raw material and other cost inputs drove the decline. Operating income for the first six months was $10.4 million compared to $12.2 million in the prior year.

Non-GAAP Financial Measures
We provide all information required in accordance with U.S. GAAP, but we believe that evaluating our ongoing operating results may be difficult if limited to reviewing only U.S. GAAP financial measures. In an effort to provide investors with additional information regarding our results, we also provide non-GAAP information that management believes is useful to investors. We discuss sales, income, earnings per share, gross margin, and SG&A expense performance measures that are, for comparison purposes, adjusted to eliminate items or results stemming from divestitures and other discrete events. We do this because management uses these measures in evaluating our underlying performance on a consistent basis across periods. We also believe these measures are frequently used by securities analysts, investors and other interested parties in the evaluation of our ongoing performance. These non-GAAP measures have limitations as analytical tools, and securities analysts, investors and other interested parties should not consider any of these non-GAAP measures in isolation or as a substitute for analysis of our results as reported under U.S. GAAP. These non-GAAP measures may not be comparable to similarly titled measures used by other companies.

Liquidity and Capital Resources
Our current primary cash needs are for working capital, capital expenditures, and debt service, as well as to fund share repurchases under our Stock Repurchase Program.
Operating Cash Flows
Operating activities used $5.5 million and $0.2 million in cash in the first six months of fiscal years 2018 and 2017, respectively. The increased use of cash from the prior year is primarily due to increased payments to suppliers to improve timing of payments, partially offset by focused efforts to manage inventory levels to expected sales.
Investing Cash Flows
Capital expenditures during the first six months of fiscal year 2018 were $3.5 million compared to $3.7 million in the same period last year. Capital expenditures in both periods primarily related to machinery and equipment and investments in our direct-to-consumer initiatives. There were $3.1 million in expenditures financed under a capital lease arrangement and $0.5 million in unpaid expenditures in the first six months of fiscal 2018. During the first six months of fiscal year 2018, investing cash flows also included $1.9 million in proceeds received from the promissory note related to the sale of our Junkfood business. See Note E—Divestitures, for further information on this transaction.
Investing activities included $5.0 million of proceeds from the sale of fixed assets.  Property, plant, and equipment, (“equipment”), of $5.0 million was acquired as part of the DTG2Go acquisition. See Note D—Acquisitions for more information on this transaction.  Subsequently, a capital lease arrangement was entered into to finance the purchase of the equipment.
We anticipate our fiscal year 2018 capital expenditures to be approximately $13 million and to be focused primarily on manufacturing equipment along with information technology and direct-to-consumer enhancements.
Financing Activities
During the six months ended March 31, 2018, cash provided by financing activities was $13.3 million compared to $20.8 million used in financing activities for the six months ended April 1, 2017. The cash provided by our financing activities during the first six months of fiscal year 2018 was used to fund the digital print acquisition as well as fund our operating activities and share repurchases.
Based on our current expectations, we believe that our credit facility should be sufficient to satisfy our foreseeable working capital needs, and that cash flow generated by our operations and funds available under our credit facility should be sufficient to service our debt payment requirements, to satisfy our day-to-day working capital needs and to fund our planned capital expenditures. Any material deterioration in our results of operations, however, may result in the loss of our ability to borrow under our U.S. revolving credit facility and to issue letters of credit to suppliers, or may cause the borrowing availability under that facility to be insufficient for our needs. Availability under our credit facility is primarily a function of the levels of our accounts receivable and inventory. A significant deterioration in our accounts receivable or inventory levels could restrict our ability to borrow additional funds or service our indebtedness. Moreover, our credit facility includes a financial covenant that if the availability under our credit facility falls below the amounts specified in our U.S. credit agreement, our fixed charge coverage ratio (FCCR) for the preceding 12-month period must not be less than 1.1 to 1.0. While our availability at March 31, 2018, was above the minimum thresholds specified in our credit agreement, a significant deterioration in our business could cause our availability to fall below such thresholds, thereby requiring us to maintain the minimum FCCR specified in our credit agreement.
Purchases By Delta Apparel Of Its Own Shares
During the six months ended March 31, 2018, we purchased 220,058 shares of our common stock for an aggregate amount of $4.5 million (see Note O—Repurchase of Common Stock). As of March 31, 2018, there was $6.8 million of repurchase authorization remaining under our Stock Repurchase Program. We evaluate current leverage, working capital requirements, our free cash flow outlook, stock valuation and future business opportunities to determine when we believe the repurchase of our stock is a sound investment opportunity that we can pursue without sacrificing future growth plans.

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

Environmental and Regulatory Matters
We are subject to various federal, state and local environmental laws and regulations concerning, among other things, wastewater discharges, storm water flows, air emissions and solid waste disposal. Our plants generate small quantities of hazardous waste that are either recycled or disposed of off-site.
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
Yarn with respect to which we have fixed cotton prices at March 31, 2018, was valued at $10.0 million, and is scheduled for delivery between April 2018 and May 2018. At March 31, 2018, a 10% decline in the market price of the cotton covered by our fixed price yarn would have had a negative impact of approximately $0.7 million on the value of the yarn. This compares to what would have been a negative impact of $0.5 million at our 2017 fiscal year-end based on the yarn with fixed cotton prices at September 30, 2017. The impact of a 10% decline in the market price of the cotton covered by our fixed price yarn would have been higher at March 31, 2018, than at September 30, 2017, due to higher commitments at March 31, 2018, compared to September 30, 2017, partially offset with lower cotton costs.

We may use derivatives, including cotton option contracts, to manage our exposure to movements in commodity prices. We do not designate our options as hedge instruments upon inception. Accordingly, we mark to market changes in the fair market value of the options in cost of goods sold in our Condensed Consolidated Statements of Operations. See Note M—Derivatives and Fair Value Measurements, for further discussion on derivatives and fair value measurements.
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
Interest Rate Sensitivity
Our U.S. revolving credit facility provides that the outstanding amounts owed shall bear interest at variable rates. If the amount of outstanding floating rate indebtedness at March 31, 2018, under our U.S. revolving credit facility had been outstanding during the entire three-month period ended March 31, 2018, and the interest rate on this outstanding indebtedness was increased by 100 basis points, our expense would have increased by approximately $0.2 million, or 14.4% of actual interest expense, during the quarter. This compares to an increase of $0.5 million, or 10.9%, for the 2017 fiscal year based on the outstanding floating rate indebtedness at September 30, 2017, or an average of $0.1 million per quarter. The dollar amount, as well as the percentage, of the increase in interest expense is higher as of March 31, 2018, primarily due to the higher floating rate debt level as of March 31, 2018, compared to September 30, 2017. The actual increase in interest expense resulting from a change in interest rates would depend on the magnitude of the increase in rates and the average principal balance of floating rate indebtedness.
Derivatives
From time to time, we may use interest rate swaps or other instruments to manage our interest rate exposure and reduce the impact of future interest rate changes as described in Note M—Derivatives and Fair Value Measurements.
Tax Reform
We are subject to income taxes in both the United States and various foreign jurisdictions. Governments in the jurisdictions in which we operate implement changes to tax laws and regulations from time to time. Any changes in corporate income tax laws, such as the recently-enacted tax reform legislation in the United States, changes relating to transfer pricing or further changes regarding the repatriation of capital, and any changes in the interpretation of existing tax laws and regulations could lead to increases in overall tax liability and adversely affect our financial position and results of operations. See Note L—Income Taxes, for further discussion on the New Tax Legislation that was enacted on December 22, 2017.

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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2018, and, based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures were effective at the evaluation date.
Changes in Internal Control Over Financial Reporting
There was no change during the second quarter of fiscal year 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings
See Note N—Legal Proceedings, in Item 1, which is incorporated herein by reference.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) Repurchases of Common Stock
See Note O—Repurchase of Common Stock, and Note G—Debt, in Item 1, which are incorporated herein by reference.

Item 6.	Exhibits

Exhibits

10.23	Form of Restricted Stock Unit Award Agreement

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DELTA APPAREL, INC. (Registrant)
Date	May 7, 2018	By:	/s/ Deborah H. Merrill
Deborah H. Merrill Chief Financial Officer and President, Delta Basics