Form 10-Q
period 2018-06-30
DELTA APPAREL, INC
filed 2018-08-06
CIK 1101396

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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

As of July 25, 2018, there were outstanding 7,080,137 shares of the registrant’s common stock, par value of $0.01 per share, which is the only class of outstanding common or voting stock of the registrant.

PART 1.	FINANCIAL INFORMATION

Item 1.	Financial Statements
Delta Apparel, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Amounts in thousands, except share amounts and per share data)
(Unaudited)

	June 30, 2018	September 30, 2017
Assets
Current assets:
Cash and cash equivalents	$393	$572
Accounts receivable, less allowances of $1,439 and $1,433, respectively	62,567	47,557
Income tax receivable	—	352
Inventories, net	169,601	174,551
Note receivable	150	2,016
Prepaid expenses and other current assets	3,731	2,646
Total current assets	236,442	227,694

Property, plant and equipment, net of accumulated depreciation of $71,943 and $67,780, respectively	50,794	42,706
Goodwill	30,417	19,917
Intangibles, net	20,877	16,151
Deferred income taxes	1,488	5,002
Other assets	6,945	6,332
Total assets	$346,963	$317,802

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$50,401	$46,335
Accrued expenses	15,618	17,704
Income tax payable	291	—
Current portion of capital lease financing	3,309	848
Current portion of long-term debt	6,156	7,548
Total current liabilities	75,775	72,435

Long-term taxes payable	7,414	—
Long-term capital lease financing, less current maturities	8,007	2,519
Long-term debt, less current maturities	98,857	85,306
Other liabilities	—	55
Contingent consideration	7,200	1,600
Total liabilities	$197,253	$161,915

Shareholders’ equity:
Preferred stock—$0.01 par value, 2,000,000 shares authorized, none issued and outstanding	—	—
Common stock —$0.01 par value, 15,000,000 shares authorized, 9,646,972 shares issued, and 7,090,062 and 7,300,297 shares outstanding as of June 30, 2018, and September 30, 2017, respectively	96	96
Additional paid-in capital	61,318	61,065
Retained earnings	125,581	127,358
Accumulated other comprehensive income (loss)	267	(35)
Treasury stock —2,556,910 and 2,346,675 shares as of June 30, 2018, and September 30, 2017, respectively	(37,552)	(32,597)
Total shareholders’ equity	149,710	155,887
Total liabilities and shareholders' equity	$346,963	$317,802
See accompanying Notes to Condensed Consolidated Financial Statements.

Delta Apparel, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Net sales	$112,182	$104,281	$302,528	$293,755
Cost of goods sold	87,919	82,012	239,660	229,697
Gross profit	24,263	22,269	62,868	64,058

Selling, general and administrative expenses	17,936	16,964	49,654	52,523
Change in fair value of contingent consideration	100	(400)	(300)	(600)
Gain on sale of business	—	—	—	(1,295)
Other income, net	(441)	(146)	(505)	(413)
Operating income	6,668	5,851	14,019	13,843

Interest expense, net	1,522	1,256	4,207	3,868
Income before provision for income taxes	5,146	4,595	9,812	9,975
Provision for income taxes	596	127	11,583	1,563
Net income (loss)	$4,550	$4,468	$(1,771)	$8,412

Basic earnings (loss) per share	$0.64	$0.59	$(0.25)	$1.11
Diluted earnings (loss) per share	$0.62	$0.57	$(0.25)	$1.07

Weighted average number of shares outstanding	7,116	7,541	7,193	7,580
Dilutive effect of stock options and awards	272	325	—	289
Weighted average number of shares assuming dilution	7,388	7,866	7,193	7,869
See accompanying Notes to Condensed Consolidated Financial Statements.

Delta Apparel, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Amounts in thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Net income (loss)	$4,550	$4,468	$(1,771)	$8,412
Other comprehensive income related to unrealized gain on derivatives, net of income tax	100	18	302	100
Comprehensive income (loss)	$4,650	$4,486	$(1,469)	$8,512

See accompanying Notes to Condensed Consolidated Financial Statements.

Delta Apparel, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	Nine Months Ended
	June 30, 2018	July 1, 2017
Operating activities:
Net (loss) income	$(1,771)	$8,412
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	7,398	7,203
Amortization of deferred financing fees	229	247
Excess tax benefits from stock awards	—	(379)
Provision for deferred income taxes	3,514	1,541
Gain on sale of Junkfood assets	—	(1,295)
Non-cash stock compensation	1,914	1,223
Change in the fair value of contingent consideration	(300)	(600)
Loss on disposal of equipment	62	11
Changes in operating assets and liabilities, net of effect of acquisition:
Accounts receivable, net	(14,222)	7,299
Inventories, net	6,096	(15,104)
Prepaid expenses and other assets	(1,019)	(777)
Other non-current assets	(247)	(521)
Accounts payable	(2,279)	(3,529)
Accrued expenses	(2,098)	(4,323)
Income taxes	8,057	(377)
Other liabilities	(1,355)	77
Net cash provided by (used in) operating activities	3,979	(892)

Investing activities:
Purchases of property and equipment, net	(4,313)	(5,513)
Proceeds from sale of Junkfood assets	1,946	25,000
Proceeds from sale of fixed assets	5,779	1
Investment in partnerhsip	(300)	—
Cash paid for business	(11,350)	—
Net cash (used in) provided by investing activities	(8,238)	19,488

Financing activities:
Proceeds from long-term debt	346,218	349,555
Repayment of long-term debt	(334,059)	(362,694)
Repayment of capital financing	(1,461)	(450)
Payment of deferred financing fees	2	—
Repurchase of common stock	(5,673)	(4,127)
Payment of withholding taxes on stock awards	(947)	(1,167)
Excess tax benefits from stock awards	—	379
Net cash provided by (used in) financing activities	4,080	(18,504)
Net (decrease) increase in cash and cash equivalents	(179)	92
Cash and cash equivalents at beginning of period	572	397
Cash and cash equivalents at end of period	$393	$489

Supplemental cash flow information:
Cash paid during the period for interest	$3,796	$3,462
Cash paid during the period for income taxes	$19	$354
Non-cash financing activity - seller financing	$5,000	$—
Non-cash financing activity - capital lease agreements	$9,131	$1,675
Non-cash financing activity - note receivable	$—	$2,889

See accompanying Notes to Condensed Consolidated Financial Statements.

Delta Apparel, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note A—Basis of Presentation and Description of Business
We prepared the accompanying interim condensed consolidated financial statements in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles ("U.S. GAAP") for complete financial statements. We believe these Condensed Consolidated Financial Statements include all normal recurring adjustments considered necessary for a fair presentation. Operating results for the three and nine-month periods ended June 30, 2018, are not necessarily indicative of the results that may be expected for our fiscal year ending September 29, 2018. Although our various product lines are sold on a year-round basis, the demand for specific products or styles reflects some seasonality, with sales in our June quarter generally being the highest and sales in our December quarter generally being the lowest. For more information regarding our results of operations and financial position, refer to the Consolidated Financial Statements and footnotes included in our Annual Report on Form 10-K for our fiscal year ended September 30, 2017, filed with the United States Securities and Exchange Commission (“SEC”).
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
In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. ASU 2015-16 eliminates the requirement that an acquirer in a business combination account for measurement-period adjustments retrospectively. Instead, an acquirer will recognize a measurement-period adjustment during the period in which it determines the amount of the adjustment. The guidance is effective for public business entities for fiscal years beginning after 15 December 2015, and interim periods within those fiscal years.  ASU 2015-16 was adopted in the interim period beginning April 1, 2018 (the first interim period in which we would have recorded measurement-period adjustments, if necessary, since the ASU became effective).  The adoption of this standard did not have an impact on our consolidated financial statements.
Standards Not Yet Adopted
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, ("ASU 2014-09"). This new guidance requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. ASU 2014-09 is effective for annual periods beginning after December 15, 2017, for public business entities and permits the use of either the retrospective or cumulative effect transition method. Early application is permitted only for annual reporting periods beginning after December 15, 2016. ASU 2014-09 will therefore be effective in our fiscal year beginning September 30, 2018. We have identified a committee, agreed on a methodology for review of our revenue arrangements and initiated the review process for adoption of this ASU. We have determined that we will use the modified retrospective method and are evaluating the effect that ASU 2014-09 will have on our Consolidated Financial Statements and related disclosures.
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

Note D—Acquisitions
On March 9, 2018, our Art Gun, LLC subsidiary purchased substantially all of the assets of Teeshirt Ink, Inc. d/b/a DTG2Go, a premium provider of direct-to-garment digital printed products. In connection with the transaction, we changed the name of Art Gun, LLC to DTG2Go, LLC and now market the consolidated digital print business under the DTG2Go name. We believe the DTG2Go acquisition makes us a clear leader in the direct-to-garment digital print and fulfillment marketplace and accelerated our geographic expansion plans for this business. The integrated business operates from two locations in Florida and a location in Nevada serving the western United States. In addition, in May we opened a facililty on our Soffe campus in North Carolina to service the northeastern region. With this acquisition, DTG2Go nearly doubled its revenue and capacity, broadened its product line into posters and stickers, and further enhanced service levels with quicker delivery capabilities in the United States and to over 100 countries worldwide.
We have included the financial results of the acquired entity, since the date of the acquisition, in our basics segment. It is not practicable to disclose the revenue and income of DTG2Go since the acquisition date, as we have integrated the DTG2Go and Art Gun businesses together during the current period.
The DTG2Go acquisition purchase price consisted of $16.4 million in cash and additional payments contingent on the combined business’s achievement of certain performance targets related to sales and earnings before interest, taxes, depreciation and amortization ("EBITDA") for the period from April 1, 2018, through September 29, 2018, as well as for our fiscal years 2019, 2020, 2021 and 2022. At June 30, 2018, we had $5.9 million provisionally accrued in contingent consideration. The cash portion of the purchase price included: (i) a payment at closing of $11.4 million, less the amount of any indebtedness of the sellers with respect to any assets included in the transaction, and (ii) two additional payments of $2.5 million, with the first payment subject to post-closing net working capital adjustments, due July 1, 2018, and the second due September 9, 2018. We have provisionally calculated the post–closing working capital adjustment of $0.3 million and recorded this amount in the interim Condensed Consolidated Balance Sheets as of June 30, 2018. The below table represents the consideration paid:

Cash	$11,350
Deferred consideration	5,000
Contingent consideration	5,900
Provisional working capital adjustment	252
Total consideration	$22,502

The preliminary allocation of consideration to the assets and liabilities are noted in the table below as well as the measurement-period adjustments recorded in our Condensed Consolidated Balance Sheets as of June 30, 2018. The adjustments are related to additional information obtained on conditions that existed at the acquisition date. The Company is in the process of finalizing its valuations of the intangible assets acquired, assets held for sale and liabilities; thus, the preliminary measurements of intangible assets, goodwill, assets held for sale and liabilities are subject to change. The total amount of goodwill is expected to be deductible for tax purposes.

	Allocation as of March 31, 2018	Measurement Period Adjustments	Allocation as of June 30, 2018
Accounts receivable	$822	$(34)	$788
Other assets	—	102	102
Inventory, net of reserves	1,159	(13)	1,146
Fixed assets	—	150	150
Assets held for sale	5,000	—	5,000
Goodwill	9,800	700	10,500
Intangible assets	5,200	400	5,600
Accounts payable, including payable to sellers	(5,981)	(42)	(6,023)
Other liabilities	—	(13)	(13)
Contingent consideration	(4,650)	(1,250)	(5,900)
Consideration paid	$11,350	$—	$11,350
We accounted for the DTG2Go acquisition pursuant to ASC 805, Business Combinations, with the purchase price allocated provisionally based upon fair value. Assets held for sale include property, plant, and equipment of $5.0 million that were acquired as part of the DTG2Go acquisition. Subsequently, a capital lease arrangement was entered into to finance the purchase of the equipment. The capital lease is for $5.0 million and the lease term is thirty-six months. No gain or loss was recorded in conjunction with this lease transaction.
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

Note F—Inventories
Inventories, net of $10.7 million and $9.8 million in reserves, as of June 30, 2018, and September 30, 2017, respectively, consisted of the following (in thousands):

	June 30, 2018	September 30, 2017
Raw materials	$9,638	$8,973
Work in process	14,712	18,543
Finished goods	145,251	147,035
	$169,601	$174,551

Note G—Debt
On May 10, 2016, we entered into a Fifth Amended and Restated Credit Agreement (the “Amended Credit Agreement”) with Wells Fargo Bank, National Association (“Wells Fargo”), as Administrative Agent, the Sole Lead Arranger and the Sole Book Runner, and the financial institutions named therein as Lenders, which are Wells Fargo, PNC Bank, National Association and Regions Bank. Our subsidiaries M.J. Soffe, LLC, Culver City Clothing Company (f/k/a Junkfood Clothing Company), Salt Life, LLC, and DTG2Go, LLC (f/k/a Art Gun, LLC) (collectively, the "Borrowers"), are co-borrowers under the Amended Credit Agreement.
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
As of June 30, 2018, there was $92.5 million outstanding under our U.S. revolving credit facility at an average interest rate of 4.2% and additional borrowing availability of $30.3 million. This credit facility includes a financial covenant requiring that if the amount of availability falls below the threshold amounts set forth in the Amended Credit Agreement, our Fixed Charge Coverage Ratio (“FCCR”) (as defined in the Amended Credit Agreement) for the preceding 12-month period must not be less than 1.1 to 1.0. We were not subject to the FCCR covenant at June 30, 2018, because our availability was above the minimum required under the Amended Credit Agreement, but we would have satisfied our financial covenant had we been subject to it. At June 30, 2018, and September 30, 2017, there was $16.5 million and $7.7 million, respectively, of retained earnings free of restrictions to make cash dividends or stock repurchases.
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
In August 2013, we acquired Salt Life and issued two promissory notes in the aggregate principal amount of $22.0 million, which included a one-time installment of $9.0 million that was due and paid as required on September 30, 2014, and quarterly installments commencing on March 31, 2015, with the final installment due on June 30, 2019. The promissory notes are zero-interest notes and state that interest will be imputed as required under Section 1274 of the Internal Revenue Code. We imputed interest at 1.92% on the promissory note that matured June 30, 2016, and was paid in full as required. We impute interest at 3.62% on the promissory note that matures on June 30, 2019. At June 30, 2018, the discounted value of the promissory note outstanding was $2.4 million.
Since March 2011, we have entered into loans and a revolving credit facility with Banco Ficohsa, a Honduran bank, to finance both the operations and capital expansion of our Honduran facilities. Each of these loans is secured by a first-priority lien on the assets of our Honduran operations and is not guaranteed by our U.S. entities. These loans are denominated in U.S. dollars and the carrying value of the debt approximates its fair value. The revolving credit facility requires minimum payments during each six-month period of the 18-month term; however, the loan agreement permits additional drawdowns to the extent payments are made and certain objective covenants are met. The current revolving Honduran debt, by its nature, is not long-term, as it requires scheduled payments each six months. However, as the loan permits us to re-borrow funds up to the amount repaid, subject to certain covenants, and we intend to re-borrow funds, subject to those covenants, the amounts have been classified as long-term debt. During the three-month period ended June 30, 2018, the revolving credit facility was renegotiated, extending the agreement until August, 2020.

Additional information about these loans and the outstanding balances as of June 30, 2018, is as follows (in thousands):

June 30, 2018
Revolving credit facility established March 2011, interest at 6.6% expiring August 2020	$4,052
Term loan established November 2014, interest at 6.0%, payable monthly with a six-year term	1,550
Term loan established June 2016, interest at 6.0%, payable monthly with a six-year term	1,140
Term loan established September 2017, interest at 6.0%, payable monthly with a six-year term	3,284

Note H—Selling, General and Administrative Expense
We include in selling, general and administrative ("SG&A") expenses the costs incurred subsequent to the receipt of finished goods at our distribution facilities, such as the cost of stocking, warehousing, picking, packing, and shipping goods for delivery to our customers. Distribution costs included in SG&A expenses totaled $4.5 million and $3.8 million for the three-month periods ended June 30, 2018, and July 1, 2017, respectively, and totaled $12.8 million and $10.9 million for the nine-month periods ended June 30, 2018, and July 1, 2017, respectively. In addition, SG&A expenses include costs related to sales associates, administrative personnel, advertising and marketing expenses and other general and administrative expenses.

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
We account for these plans pursuant to ASC 718, SAB 107, SAB 110, and ASU 2016-09. Shares are generally issued from treasury stock upon exercise of the options or the vesting of the restricted stock units, performance units or other awards under the 2010 Stock Plan.
Compensation expense is recorded on the SG&A expense line item in our Condensed Consolidated Statements of Operations over the vesting periods. During the three-month periods ended June 30, 2018, and July 1, 2017, we recognized $0.8 million and $0.6 million, respectively, in stock-based compensation expense. During the nine-month periods ended June 30, 2018, and July 1, 2017, we recognized $2.0 million and $1.6 million, respectively, in stock-based compensation expense.
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
No restricted stock units or performance units were granted during the three-month period ended June 30, 2018.
During the three-month period ended June 30, 2018, restricted stock units and performance units representing 2,000 shares of our common stock vested and were issued in accordance with their agreement. One-half of the restricted stock units and one-half of the performance units were paid in common stock and one-half were paid in cash.
During the three-month period ended March 31, 2018, restricted stock units and performance units, each consisting of 2,000 shares of our common stock, were granted and are eligible to vest upon the filing of our Annual Report on Form 10-K for the fiscal year ending September 28, 2019. One-half of the restricted stock units and one-half of the performance units are payable in common stock and one-half are payable in cash. In addition, restricted stock units representing 90,000 shares of our common stock were granted and are eligible to vest upon the filing of our Annual Report on Form 10-K for the fiscal year ending October 3, 2020. These restricted stock units are payable in common stock.
During the three-month period ended December 30, 2017, restricted stock units and performance units, each consisting of 55,750 shares of our common stock, were granted and are eligible to vest upon the filing of our Annual Report on Form 10-K for the fiscal year ending

September 28, 2019. One-half of the restricted stock units and one-half of the performance units are payable in common stock and one-half are payable in cash.
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
As of June 30, 2018, there was $4.3 million of total unrecognized compensation cost related to unvested awards granted under the 2010 Stock Plan. This cost is expected to be recognized over a period of 2.5 years.
Option Plan
All options granted under the Option Plan vested prior to October 3, 2015. As such, no expense was recognized during each of the three and nine-month periods ended June 30, 2018, and July 1, 2017, nor were any options exercised during those periods. All remaining outstanding options expired during the quarter ended March 31, 2018, and accordingly were forfeited.

Note J—Purchase Contracts
We have entered into agreements, and have fixed prices, to purchase yarn, finished fabric, and finished apparel and headwear products. At June 30, 2018, minimum payments under these contracts were as follows (in thousands):

Yarn	$38,642
Finished fabric	1,542
Finished products	13,268
$53,452

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

	Three Months Ended		Nine Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Segment net sales:
Basics	$89,658	$79,009	$236,547	$210,657
Branded	22,524	25,272	65,981	83,098
Total net sales	$112,182	$104,281	$302,528	$293,755

Segment operating income:
Basics	$9,481	$7,497	$19,880	$19,745
Branded	741	2,146	3,752	3,923
Total segment operating income	$10,222	$9,643	$23,632	$23,668

The following table reconciles the segment operating income to the consolidated income before provision for income taxes (in thousands):

	Three Months Ended		Nine Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Segment operating income	$10,222	$9,643	$23,632	$23,668
Unallocated corporate expenses	3,554	3,792	9,613	9,825
Unallocated interest expense	1,522	1,256	4,207	3,868
Consolidated income before provision for income taxes	$5,146	$4,595	$9,812	$9,975

Basic segment assets increased by approximately $30.8 million since September 30, 2017, to $222.4 million as of June 30, 2018, principally as a result of our recent digital print acquisition. See Note D—Acquisitions for further information. In addition, receivables increased from September 30, 2017, due to the seasonality of the business. Branded segment assets increased by $2.1 million since September 30, 2017, to $119.5 million as of June 30, 2018, primarily due to higher receivables.

Note L—Income Taxes
On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “New Tax Legislation”) was enacted. The New Tax Legislation significantly revised the U.S. corporate income tax code by, among other things, lowering federal corporate income tax rates, implementing a modified territorial tax system and imposing a repatriation tax on deemed repatriated cumulative earnings of foreign subsidiaries. The New Tax Legislation creates a new requirement that certain income earned by controlled foreign corporations (“CFCs”) must be included currently in the gross income of the CFCs’ U.S. shareholder. Global intangible low-taxed income (“GILTI”) is the excess of the shareholder’s net CFC tested income over the net deemed tangible income return.  We are continuing to evaluate this provision of the New Tax Legislation and the application of ASC 740 as it is not applicable until our 2019 fiscal year. Therefore, we have not made any adjustments related to potential GILTI tax in our financial statements. In the quarter ended December 30, 2017, we made reasonable estimates of the effects on our existing deferred tax balances and the one-time transition tax, recording $10.6 million of tax expense. No change was made to the provisional amount in the March or June quarters; however, amounts may change as more information becomes available. We accounted for the $10.6 million provisional amount as a discrete item for tax provision purposes. Excluding the effect of this discrete item, the effective tax rate on operations for the nine-month period ended June 30, 2018, was 10.5%. This compares to an effective income tax rate of 15.7% for the same period in the prior year, and 5.9% for the fiscal year ended September 30, 2017.
The change in the federal statutory rate from 34% to 21% as a result of the New Tax Legislation is effective as of December 22, 2017, in our fiscal year 2018. As such, the blended federal statutory tax rate for the fiscal year is anticipated to be approximately 24%. We benefit from having income in foreign jurisdictions that are either exempt from income taxes or have tax rates that are lower than those in the United States. Based on our current projected pre-tax income and the anticipated amount of U.S. taxable income compared to profits in the offshore taxable and tax-free jurisdictions in which we operate, our estimated annual income tax rate for the fiscal year ending September 29, 2018, excluding the discrete tax expense associated with the New Tax Legislation, is currently expected to be approximately 12%-15%. However, changes in the mix of U.S. taxable income compared to profits in tax-free or lower-tax jurisdictions can have a significant impact on our overall effective tax rate. In addition, the impact of the New Tax Legislation may differ from our initial provisional estimates, possibly materially, due to, among other things, changes in interpretations and assumptions made regarding the New Tax Legislation, guidance that may be issued and actions we may take as a result of the New Tax Legislation.
Provisional amounts

As noted above, we consider the estimate of the effects on our existing deferred tax balances and the one-time transition tax to be provisional.
Deferred tax assets and liabilities: We remeasured our deferred tax assets and liabilities based on an estimated scheduling of when we anticipate these amounts will reverse and by applying estimated rates based on the period in which we believe they will reverse. However, we are still analyzing certain aspects of the New Tax Legislation and refining our scheduling and calculations, which could potentially affect the remeasurement of these balances. The provisional amount of expense related to the remeasurement of our deferred tax balance was approximately $1.1 million, which was recognized during the first quarter.
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

Note M—Derivatives and Fair Value Measurements
From time to time, we may use interest rate swaps or other instruments to manage our interest rate exposure and reduce the impact of future interest rate changes. These financial instruments are not used for trading or speculative purposes. We have designated our interest rate swap contracts as cash flow hedges of our future interest payments. As a result, the gains and losses on the swap contracts are reported as a component of other comprehensive income and are reclassified into interest expense as the related interest payments are made. Outstanding instruments as of June 30, 2018, are as follows:

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

The following financial assets (liabilities) are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements Using
Period Ended	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest Rate Swaps
June 30, 2018	$353	—	$353	—
September 30, 2017	(56)	—	(56)	—

Cotton Options
June 30, 2018	$(105)	$(105)	—	—
September 30, 2017	(125)	(125)	—	—

Contingent Consideration
June 30, 2018	$(7,200)	—	—	$(7,200)
September 30, 2017	(1,600)	—	—	(1,600)
The fair value of the interest rate swap agreements was derived from discounted cash flow analysis based on the terms of the contract and the forward interest rate curves adjusted for our credit risk, which fall in Level 2 of the fair value hierarchy. At June 30, 2018, book value for fixed rate debt approximates fair value based on quoted market prices for the same or similar issues or on the current rates offered to us for debt of the same remaining maturities (a Level 2 fair value measurement).
The following table summarizes the fair value and presentation in the Condensed Consolidated Balance Sheets for derivatives related to our interest swap agreements as of June 30, 2018, and September 30, 2017 (in thousands):

	June 30, 2018	September 30, 2017
Other assets	$353	$—
Deferred tax assets	—	21
Accrued expenses	—	(56)
Deferred tax liabilities	(86)	—
Accumulated other comprehensive income (loss)	$267	$(35)
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
At June 30, 2018, we had $1.3 million accrued in contingent consideration related to the Salt Life acquisition, a $0.3 million reduction from the accrual at September 30, 2017. The reduction in the fair value of contingent consideration is based on the inputs into the Monte Carlo model, including the time remaining in the measurement period. The sales expectations for calendar year 2019 have been reduced from the sales expectations used in the valuation of contingent consideration at acquisition due to our current view of the retail environment.
On March 9, 2018, we acquired Teeshirt Ink, Inc. d/b/a DTG2Go. See Note D—Acquisitions. The purchase price consisted of $16.4 million in cash and additional contingent consideration based on achievement of certain performance targets related to sales and EBITDA for the period from April 1, 2018, through September 29, 2018, as well as for our fiscal years 2019, 2020, 2021 and 2022. At June 30, 2018, we had $5.9 million provisionally accrued in contingent consideration. The fair value of contingent consideration is based on the inputs into the Monte Carlo model, including the time remaining in the measurement period. Accordingly, the fair value measurement for contingent consideration falls in Level 3 of the fair value hierarchy.

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

Note O—Repurchase of Common Stock
As of June 30, 2018, our Board of Directors authorized management to use up to $50.0 million to repurchase stock in open market transactions under our Stock Repurchase Program.
During the June quarter of fiscal year 2018, we purchased 63,300 shares of our common stock for a total cost of $1.2 million. Through June 30, 2018, we have purchased 3,176,845 shares of our common stock for an aggregate of $44.4 million since the inception of our Stock Repurchase Program. All purchases were made at the discretion of management and pursuant to the safe harbor provisions of SEC Rule 10b-18. As of June 30, 2018, $5.6 million remained available for future purchases under our Stock Repurchase Program, which does not have an expiration date.
The following table summarizes the purchases of our common stock for the quarter ended June 30, 2018:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Dollar Value of Shares that May Yet Be Purchased Under the Plans
April 1, 2018 to May 5, 2018	28,000	$18.47	28,000	$6.3	million
May 6, 2018 to June 2, 2018	24,000	19.70	24,000	5.8	million
June 3, 2018 to June 30, 2018	11,300	19.22	11,300	5.6	million
Total	63,300	$19.07	63,300	$5.6	million

Note P—Goodwill and Intangible Assets
Components of intangible assets consist of the following (in thousands):

	June 30, 2018			September 30, 2017
	Cost	Accumulated Amortization	Net Value	Cost	Accumulated Amortization	Net Value	Economic Life

Goodwill	$30,417	$—	$30,417	$19,917	$—	$19,917	N/A

Intangibles:
Tradename/trademarks	$16,090	$(2,601)	$13,489	$16,090	$(2,193)	$13,897	20 – 30 yrs
Customer relationships	4,500	(141)	4,359	—	—	—	8 – 10 yrs
Technology	1,720	(1,058)	662	1,220	(947)	273	10 yrs
License agreements	2,100	(500)	1,600	2,100	(423)	1,677	15 – 30 yrs
Non-compete agreements	1,637	(870)	767	1,037	(733)	304	4 – 8.5 yrs
Total intangibles	$26,047	$(5,170)	$20,877	$20,447	$(4,296)	$16,151

Goodwill represents the acquired goodwill net of the cumulative impairment losses recorded in fiscal year 2011 of $0.6 million. The goodwill recorded on our financial statements is included in both the basics and branded segment. Basics segment includes $10.5 million of goodwill, and the branded segment includes $19.9 million.
On March 9, 2018, we acquired substantially all of the assets of Teeshirt Ink, Inc. d/b/a DTG2Go. See Note D—Acquisitions. We have identified certain intangible assets associated with the acquisition, including technology, customer relationships, non-compete agreements and goodwill. While we are still in the process of finalizing the valuations of the intangible assets acquired, we provisionally valued goodwill associated with DTG2Go at $10.5 million, and technology, customer relationships, and non-compete agreements at $5.6 million.
Amortization expense for intangible assets was $0.4 million for the three-month period ended June 30, 2018, and $0.2 million for the three-month period ended July 1, 2017. Amortization expense for both of the nine-month periods ended June 30, 2018, and July 1, 2017, was $0.9 million. Amortization expense is estimated to be approximately $1.3 million for fiscal year 2018, $1.5 million for fiscal year 2019, $1.4 million for fiscal year 2020, and $1.3 million for each of fiscal years 2021 and 2022.

Note Q—Subsequent Events
None

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements
The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by or on behalf of the Company. We may from time to time make written or oral statements that are “forward-looking,” including statements contained in this report and other filings with the SEC, in our press releases, and in other reports to our shareholders. All statements, other than statements of historical fact, which address activities, events or developments that we expect or anticipate will or may occur in the future are forward-looking statements. The words “plan”, “estimate”, “project”, “forecast”, “anticipate”, “expect”, “intend”, “seek", “believe”, “may”, “should” and similar expressions, and discussions of strategy or intentions, are intended to identify forward-looking statements.
Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based on our current expectations and are necessarily dependent upon assumptions, estimates and data that we believe are reasonable and accurate but may be incorrect, incomplete or imprecise. Forward-looking statements are subject to a number of business risks and inherent uncertainties, any of which could cause actual results to differ materially from those set forth in or implied by the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in forward-looking statements include, among others, the following:

•	the volatility and uncertainty of cotton and other raw material prices;

•	the general U.S. and international economic conditions;

•	the competitive conditions in the apparel industry;

•	restrictions on our ability to borrow capital or service our indebtedness;

•	deterioration in the financial condition of our customers and suppliers and changes in the operations and strategies of our customers and suppliers;

•	our ability to predict or react to changing consumer preferences or trends;

•	our ability to successfully open and operate new retail stores in a timely and cost-effective manner;

•	pricing pressures and the implementation of cost reduction strategies;

•	changes in economic, political or social stability at our offshore locations;

•	disruptions at our manufacturing and other facilities;

•	our ability to attract and retain key management;

•	the effect of unseasonable or significant weather conditions on purchases of our products;

•	significant changes in our effective tax rate;

•	interest rate fluctuations increasing our obligations under our variable rate indebtedness;

•	the ability to raise additional capital;

•	the ability to grow, achieve synergies and realize the expected profitability of acquisitions;

•	the volatility and uncertainty of energy and fuel prices;

•	material disruptions in our information systems related to our business operations;

•	data security or privacy breaches;

•	significant interruptions within our manufacturing or distribution operations;

•	changes in or our ability to comply with safety, health and environmental regulations;

•	significant litigation in either domestic or international jurisdictions:

•	the ability to protect our trademarks and other intellectual property;

•	the ability to obtain and renew our significant license agreements;

•	the impairment of acquired intangible assets;

•	changes in ecommerce laws and regulations;

•	changes in international trade regulations;

•	our ability to comply with trade regulations;

•	changes in employment laws or regulations or our relationship with employees;

•	cost increases and reduction in future profitability due to the effects of healthcare legislation;

•	foreign currency exchange rate fluctuations;

•	violations of manufacturing standards or labor laws or unethical business practices by our suppliers and independent contractors;

•	the illiquidity of our shares;

•	price volatility in our shares and the general volatility of the stock market;

•	the costs required to comply with the regulatory landscape regarding public company governance and disclosure; and

•	recalls, claims and negative publicity associated with product liability issues.

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

Business Outlook
The positive momentum we saw in our business going into the back half of the year continued with both sales and earnings growth during the third quarter. Various initiatives across our businesses continue to gain traction and, despite an inflationary cost environment and the still-unsettled retail landscape, we believe we are positioned for more success as we approach the end of our fiscal year.
Our Activewear business has been able to extend its market reach with new product development efforts in fashion basics and other categories as well as its ability to service the market with in-stock inventory and its strategically located distribution facilities that ship quantities ranging from single units to full cases on the same day. FunTees continues to grow and evolve its customer base with a broader range of strategic brand and retail partners. Our ability to leverage our internal manufacturing platform and bring Delta Platinum and fleece programs in-house is also expected to create profitable new opportunities and serve as a catalyst for further growth.
The recent acquisition in our DTG2Go business and the addition of another digital print and fulfillment location further solidify our leadership position in the direct-to-garment space. DTG2Go’s expanded national footprint and state-of-the-art technology offer customers the market’s most advanced service offerings and we believe the strong momentum and double-digit growth trends we are seeing at DTG2Go will continue as it closes out the year and moves into its seasonally strong holiday quarter.
Soffe’s sales are up year-over-year through the first three quarters despite some fluctuations in the military channel. We expect to see continued success with big-box and independent sporting goods retailers and further growth within dance, cheer and gymnastics. The single-location, blended customer offerings now possible through DTG2Go’s new digital print operations on the Soffe campus open up exciting incremental growth opportunities for Soffe. Its latest branded retail store, in Greenville, North Carolina, opened during the quarter and should serve as another important consumer touch point going forward.
We continue to see many examples of the Salt Life brand’s growing popularity and expect a solid return to growth in the fourth quarter as Salt Life continues to add doors and win floor space with national accounts. Salt Life’s expansion of its direct-to-consumer channels is another indicator that the brand is resonating with consumers, as its revenue in those channels continues to achieve strong double-digit growth rates. Salt Life should also see strong growth through the launch of Salt Life Lager, the brand’s new craft beer, and the development of more high-margin performance and woven products and additional category extensions such as its new ladies’ swimwear line.
We believe we will see continued sales and earnings growth to finish the year on the strength of our investments in digital printing, direct-to-consumer channels and our vertical manufacturing platform. In addition, the new product development and customer diversification efforts ongoing across our business units should also serve as growth drivers in the fourth quarter and beyond.

Results of Operations
Net sales for the third quarter were $112.2 million, up $7.9 million, or nearly 8%, from the prior year period’s net sales of $104.3 million, driven primarily from our Activewear and DTG2Go business units. For the first nine months of fiscal year 2018, net sales increased to $302.5 million from $293.8 million in the comparable prior year period and were up 9% year-over-year excluding prior year sales in the Junkfood Clothing business of $15.6 million.
Our direct-to-consumer retail and ecommerce sales for the quarter increased 16.8% over the prior year period and, excluding Junkfood ecommerce and retail sales in the prior year quarter of $0.2 million, sales increased 19.5% year-over-year. The growth was driven by increased sales on most of our consumer ecommerce sites and at our Salt Life retail stores. Direct-to-consumer retail and ecommerce sales represented 7.5% of total revenues for the third quarter compared to 7.1% of total revenue in the prior year year. For the nine-month period ended June 30, 2018, our direct-to-consumer retail and ecommerce sales increased 12.2% and, excluding Junkfood ecommerce and retail sales in the prior year period of $1.2 million, increased 19.3% year-over-year.
Gross margins in our third fiscal quarter expanded 20 basis points to 21.6% compared to 21.4% in the prior year period. Basics segment gross margins increased 150 basis points from the prior year quarter due to higher average selling prices, partially offset by inflationary costs. Branded segment gross margins for the quarter were down slightly to 35.7% compared to 36.2% in the prior year period.
Selling, general, and administrative expenses ("SG&A") were $17.9 million, or 16.0% of sales, for the quarter compared to $17.0 million, or 16.3% of sales, in the prior year period. This quarter's higher expenses were primarily driven by variable selling costs associated with the higher sales this quarter.
The change in fair value of contingent consideration during the third quarter was associated with the Salt Life acquisition. Based upon our updated analysis, the fair value of this liability increased $0.1 million in the 2018 third quarter. The change is principally due to the increased sales expectations for calendar year 2019 from those used in the valuation of contingent consideration at acquisition due to our launch of Salt Life's new branded craft beer during the June quarter.
During the third quarter we recorded $0.4 million in other income, as compared to $0.2 million in the prior year period. Net interest expense for the third quarter of fiscal year 2018 was $1.6 million, as compared to $1.3 million in the prior year period.
Our effective tax rate on operations for the nine-month period ended June 30, 2018, was 10.5% excluding the effect of the $10.6 million provisional amount recorded from the New Tax Legislation.
This compares to an effective income tax rate of 15.7% for the same period in the prior year, and 5.9% for the fiscal year ended September 30, 2017. See Note L—Income taxes for more information.  This is compared  to an effective income tax rate of 15.7% for the same period in the prior year, and 5.9% for the fiscal year ended September 30, 2017.
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
We achieved net income for the third quarter of $4.6 million, or $0.62 per diluted share, an increase over the prior year period’s $4.5 million, or $0.57 per diluted share. Due to the impact of the New Tax Legislation, we experienced a net loss of $1.8 million, or $0.25 per diluted share, for the first nine months of fiscal year 2018, compared to earnings of $8.4 million, or $1.07 per diluted share, in the prior year period. Adjusting for the discrete impact of the New Tax Legislation, our net income for the first nine months was approximately $8.8 million, or $1.18 per diluted share.

Accounts receivable were $62.6 million at June 30, 2018, compared to $47.6 million as of September 30, 2017. Days sales outstanding ("DSO") as of June 30, 2018, were 48 days, consistent with DSOs at September 30, 2017.
Net inventory was $169.6 million as of June 30, 2018, a decline of $5.0 million from September 30, 2017. The lower inventory levels resulted from continued efforts to manage inventory levels to expected sales. We have been able to continue to lower our inventory levels despite inflationary costs impacting our inventory value.
Capital expenditures were $3.0 million during the third quarter of fiscal year 2018 and primarily related to machinery and equipment as well as information technology enhancements and our direct-to-consumer initiatives, including our retail stores. Depreciation and amortization expense, including non-cash compensation, was $3.4 million for the third quarter.
Total debt at June 30, 2018, was $105.0 million, compared with $102.7 million at July 1, 2017. The increase from the prior year was primarily driven from the acquisition of the digital print business.
Branded Segment
Branded segment revenue was $22.5 million in the third quarter compared to $25.3 million in the prior year period. Salt Life sales were generally flat with the prior year. Salt Life had incremental sales with new national retailers and a double-digit increase in eeommerce sales that were offset by the impacts of unseasonably cool, wet weather on demand in the independent sales channel, especially in key southeastern markets. While these conditions resulted in a sales decline of 2% for the quarter, gross margins held strong and drove solid profitability at Salt Life. Soffe sales for the quarter declined by $1.4 million from the prior year period, but are up 2% in the first nine months. The third quarter decline resulted primarily from lower sales in the military channel, offsetting growth with big box sporting goods retailers through improved floor placement and increased demand for Soffe shorts.
Branded segment sales for the first nine months of fiscal year 2018 were $66.0 million, compared to prior year period sales of $67.5 million after excluding sales of $15.6 million from the since-divested Junkfood business.
Third quarter operating income in the branded segment was $0.7 million, down from the prior year period’s $2.1 million. Operating income for the first nine months was $3.7 million, generally flat with prior year operating income of $3.9 million.
Basics Segment
Third quarter revenue in the basics segment increased by $10.6 million, or 14%, to $89.7 million. Activewear sales increased 7% for the quarter, with growth in both catalog and private label sales.The strong sales growth in higher-margin fashion basics products seen in recent periods continued, with the premium Delta Platinum line gaining more customer interest and market share on the strength of its quality, styling and fabric sophistication. Sales on Activewear’s B2B ecommerce site also continued to escalate, with almost 30% growth for the quarter.
The fiscal year 2018 third quarter was the first full quarter of combined operation for our digital print and fulfillment business, DTG2Go (previously Art Gun), following its recent acquisition on March 9, 2018. The integrated DTG2Go business more than doubled sales with 167% sales growth over the prior year. Basics segment sales for the first nine months were $236.5 million, a 12% increase over the prior year period’s $210.7 million.
Basics segment operating income was $9.5 million in the third quarter, compared to $7.5 million in the prior year quarter, driven from the strong sales growth and leveraging costs. Operating income for the first nine months was $19.9 million compared to $19.7 million in the prior year.

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

Operating Cash Flows
Operating activities provided $4.0 million in cash in the first nine months of fiscal year 2018 compared to $0.9 million used in cash in the prior year period. The increase in cash provided from the prior year is primarily due to focused efforts to manage inventory levels as well as favorable timing of payments to suppliers.
Investing Cash Flows
Capital expenditures were $4.3 million in the first nine months of fiscal year 2018, and $5.5 million in the first nine months of fiscal year 2017. Capital expenditures in both periods primarily related to machinery and equipment and investments in our direct-to-consumer initiatives as well as information technology enhancements. There were $9.1 million in expenditures financed under a capital lease arrangement and $1.5 million in unpaid expenditures as of June 30, 2018. During the first nine months of fiscal year 2018, investing cash flows also included $1.9 million in proceeds received from the promissory note related to the sale of our Junkfood business. See Note E—Divestitures, for further information on this transaction.
Investing activities included $5.8 million of proceeds from the sale of fixed assets.  Property, plant, and equipment, of $5.0 million was acquired as part of the DTG2Go acquisition. See Note D—Acquisitions for more information on this transaction.  Subsequently, a capital lease arrangement was entered into to finance the purchase of this equipment. Additional capital leases were entered into related to $0.8 million of other machinery and equipment.
We anticipate our fiscal year 2018 capital expenditures, including those financed under capital leases, to be approximately $13 million and to be focused primarily on manufacturing equipment along with information technology and direct-to-consumer enhancements.
Financing Activities
During the nine months ended June 30, 2018, cash provided by financing activities was $4.1 million compared to $18.5 million used in financing activities for the nine months ended July 1, 2017. The cash provided by our financing activities during the first nine months of fiscal year 2018 was used to fund the digital print acquisition as well as fund our operating activities and share repurchases.
Based on our current expectations, we believe that our credit facility should be sufficient to satisfy our foreseeable working capital needs, and that cash flow generated by our operations and funds available under our credit facility should be sufficient to service our debt payment requirements, to satisfy our day-to-day working capital needs and to fund our planned capital expenditures. Any material deterioration in our results of operations, however, may result in the loss of our ability to borrow under our U.S. revolving credit facility and to issue letters of credit to suppliers, or may cause the borrowing availability under that facility to be insufficient for our needs. Availability under our credit facility is primarily a function of the levels of our accounts receivable and inventory. A significant deterioration in our accounts receivable or inventory levels could restrict our ability to borrow additional funds or service our indebtedness. Moreover, our credit facility includes a financial covenant that if the availability under our credit facility falls below the amounts specified in our U.S. credit agreement, our fixed charge coverage ratio (FCCR) for the preceding 12-month period must not be less than 1.1 to 1.0. While our availability at June 30, 2018, was above the minimum thresholds specified in our credit agreement, a significant deterioration in our business could cause our availability to fall below such thresholds, thereby requiring us to maintain the minimum FCCR specified in our credit agreement.
Purchases By Delta Apparel Of Its Own Shares
During the nine months ended June 30, 2018, we purchased 283,358 shares of our common stock for an aggregate amount of $5.7 million (see Note O—Repurchase of Common Stock). As of June 30, 2018, there was $5.6 million of repurchase authorization remaining under our Stock Repurchase Program. We evaluate current leverage, working capital requirements, our free cash flow outlook, stock valuation and future business opportunities to determine when we believe the repurchase of our stock is a sound investment opportunity that we can pursue without sacrificing future growth plans.

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

Environmental and Regulatory Matters
We are subject to various federal, state and local environmental laws and regulations concerning, among other things, wastewater discharges, storm water flows, air emissions and solid waste disposal. Some of our facilities generate small quantities of hazardous waste that are either recycled or disposed of off-site.
The environmental regulations applicable to our business are becoming increasingly stringent and we incur capital and other expenditures annually to achieve compliance with environmental standards. We currently do not expect that the amount of expenditures required to comply with environmental laws and regulations will have a material adverse affect on our operations, financial condition or liquidity. There can be no assurance, however, that future changes in federal, state, or local regulations, interpretations of existing regulations or the discovery of currently unknown problems or conditions will not require substantial additional expenditures. Similarly, while we believe that we are currently in material compliance with all applicable environmental requirements, the extent of our liability, if any, for past failures to comply with laws, regulations and permits applicable to our operations cannot be determined and could have a material adverse effect on our operations, financial condition and liquidity.

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
Yarn with respect to which we have fixed cotton prices at June 30, 2018, was valued at $38.6 million, and is scheduled for delivery between July 2018 and August 2019. At June 30, 2018, a 10% decline in the market price of the cotton covered by our fixed price yarn would have had a negative impact of approximately $2.8 million on the value of the yarn. This compares to what would have been a negative impact of $0.5 million at our 2017 fiscal year-end based on the yarn with fixed cotton prices at September 30, 2017. The impact of a 10% decline in the market price of the cotton covered by our fixed price yarn would have been higher at June 30, 2018, than at September 30, 2017, due to higher commitments and higher cotton costs at June 30, 2018, compared to September 30, 2017.
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
Interest Rate Sensitivity
Our U.S. revolving credit facility provides that the outstanding amounts owed shall bear interest at variable rates. If the amount of outstanding floating rate indebtedness at June 30, 2018, under our U.S. revolving credit facility had been outstanding during the entire three-month period ended June 30, 2018, and the interest rate on this outstanding indebtedness was increased by 100 basis points, our expense would have increased by approximately $0.2 million, or 11.9% of actual interest expense, during the quarter. This compares to an increase of $0.5 million, or 10.9%, for the 2017 fiscal year based on the outstanding floating rate indebtedness at September 30, 2017, or an average of $0.1 million per quarter. The dollar amount, as well as the percentage, of the increase in interest expense is higher as of June 30, 2018, primarily due to the higher floating rate debt level as of June 30, 2018, compared to September 30, 2017. The actual increase in interest expense resulting from a change in interest rates would depend on the magnitude of the increase in rates and the average principal balance of floating rate indebtedness.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2018, and, based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures were effective at the evaluation date.
Changes in Internal Control Over Financial Reporting
There was no change during the third quarter of fiscal year 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings
See Note N—Legal Proceedings, in Item 1, which is incorporated herein by reference.
Item 1A. Risk Factors
In addition to the risk factors set forth in our Form 10-K for our fiscal year ended September 30, 2017, the following significant risk factor has the potential to cause actual results or actions to differ materially from our expectations:
Product liability issues could lead to recalls, claims and negative publicity, and adversely affect our results of operations. Our operations are subject to certain product liability risks common to most brands and manufacturers and our ability to maintain consumer confidence in the safety and quality of our products is vital to our success. We have implemented product safety and quality programs and standards that we follow and we expect our supplier partners to strictly adhere to applicable requirements and best practices. In addition to selling apparel, headwear and accessory products, we recently entered into a joint venture involving the sale of a branded alcoholic beverage and we also license one of our brands for use in connection with restaurant, food and beverage services. Selling products intended for human consumption carries inherent risks and uncertainties. If we or our supplier or license partners fail to comply with applicable product safety and quality standards and our products or those otherwise associated with our brands are, or become, unsafe, non-compliant, contaminated or adulterated, we may be required to recall our products and encounter product liability claims and negative publicity. Any of these events could adversely affect our reputation, business or results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(c) Repurchases of Common Stock
See Note O—Repurchase of Common Stock, and Note G—Debt, in Item 1, which are incorporated herein by reference.
Item 5. Other Information
On August 1, 2018, Anita D. Britt was appointed to the Board of Directors (the "Board") of our Company, effective immediately. Ms. Britt brings to the Board approximately 24 years of financial and related operational experience in the apparel and consumer products industries, serving as Chief Financial Officer for Perry Ellis International from 2009 until her retirement in 2017. Ms. Britt also served as Executive Vice President and Chief Financial Officer for Urban Brands, Inc. from 2006 to 2009, and spent the previous 13 years in various financial leadership roles for Jones Apparel Group, Inc.
It is currently anticipated that Ms. Britt will serve as a member of the Board's Audit Committee. The Board affirmatively determined that Ms. Britt is independent under all applicable rules of the New York Stock Exchange, including with respect to Audit Committee membership. There are no family relationships between Ms. Britt and any other director or executive officer of the Company nor are there any transactions between Ms. Britt or any member of her immediate family and the Company or any of its subsidiaries that would be reportable as a related party transaction under the rules of the United States Securities and Exchange Commission. Further, there is no arrangement or understanding between Ms. Britt and any other persons or entities pursuant to which Ms. Britt was appointed as a director of the Company.
Upon her appointment to the Board, Ms. Britt became entitled to a pro-rated portion of the Company's non-employee director compensation. As such, Ms. Britt is entitled to receive a prorated portion of the annual director retainer of $30,000. Ms. Britt will also be entitled to receive a prorated portion of the annual Audit Committee member retainer of $6,000, reimbursement of her reasonable travel expenses incurred in connection with her attendance at Board and committee meetings, and up to $5,000 every two years for director education programs. In addition, non-employee directors of the Company are entitled to receive an annual equity grant of 2,500 restricted stock units under the Delta Apparel, Inc. 2010 Stock Plan. Ms. Britt will receive a restricted stock unit award for a prorated number of restricted stock units for her service on the Board during the Company's 2018 fiscal year.

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

DELTA APPAREL, INC. (Registrant)
Date	August 6, 2018	By:	/s/ Deborah H. Merrill
Deborah H. Merrill Chief Financial Officer and President, Delta Group