Form 10-K
period 2018-09-29
DELTA APPAREL, INC
filed 2018-11-19
CIK 1101396

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Fiscal Year Ended September 29, 2018
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File No. 1-15583
DELTA APPAREL, INC.
(Exact name of registrant as specified in its charter)

Georgia (State or other jurisdiction of incorporation or organization)	58-2508794 (I.R.S. Employer Identification No.)
322 South Main Street
Greenville, SC 29601
(Address of principal executive offices) (zip code)
Registrant’s telephone number, including area code: (864) 232-5200
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.01	NYSE American LLC
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑.
As of March 31, 2018, the aggregate market share of the registrant’s voting stock held by non-affiliates of the registrant (based on the last sale price for such shares as quoted by the NYSE American) was approximately $116.4 million.
The number of outstanding shares of the registrant’s Common Stock as of November 6, 2018, was 6,858,697.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information required in Part III of this Form 10-K shall be incorporated from the registrant’s definitive Proxy Statement to be filed pursuant to Regulation 14A for the registrant’s Annual Meeting of Shareholders currently scheduled to be held on February 7, 2019.

Cautionary Note Regarding Forward-Looking Statements
The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by or on behalf of the Company. We may from time to time make written or oral statements that are “forward-looking,” including statements contained in this report and other filings with the SEC, in our press releases, and in other reports to our shareholders. All statements, other than statements of historical fact, which address activities, events or developments that we expect or anticipate will or may occur in the future are forward-looking statements. The words “plan," “estimate,” “project,” “forecast,” “anticipate,” “expect,” “intend,” “seek," “believe,” “may,” “should” and similar expressions, and discussions of strategy or intentions, are intended to identify forward-looking statements.
Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based on our current expectations and are necessarily dependent upon assumptions, estimates and data that we believe are reasonable and accurate but may be incorrect, incomplete or imprecise. Forward-looking statements are subject to a number of business risks and inherent uncertainties, any of which could cause actual results to differ materially from those set forth in or implied by the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in forward-looking statements include, among others, the following:

•	the volatility and uncertainty of cotton and other raw material prices;

•	the general U.S. and international economic conditions;

•	the competitive conditions in the apparel industry;

•	restrictions on our ability to borrow capital or service our indebtedness;

•	deterioration in the financial condition of our customers and suppliers and changes in the operations and strategies of our customers and suppliers;

•	our ability to predict or react to changing consumer preferences or trends;

•	our ability to successfully open and operate new retail stores in a timely and cost-effective manner;

•	changes in economic, political or social stability at our offshore locations;

•	significant interruptions or disruptions within our manufacturing or distribution facilities or other operations;

•	our ability to attract and retain key management;

•	significant changes in our effective tax rate;

•	interest rate fluctuations increasing our obligations under our variable rate indebtedness;

•	the ability to raise additional capital;

•	the ability to grow, achieve synergies and realize the expected profitability of acquisitions;

•	the volatility and uncertainty of energy, fuel and related costs;

•	material disruptions in our information systems related to our business operations;

•	compromises of our data security;

•	significant litigation in either domestic or international jurisdictions;

•	recalls, claims and negative publicity associated with product liability issues;

•	the ability to protect our trademarks and other intellectual property;

•	the impairment of acquired intangible assets;

•	changes in international trade regulations;

•	our ability to comply with trade regulations;

•	changes in employment laws or regulations or our relationship with employees;

•	foreign currency exchange rate fluctuations;

•	violations of manufacturing standards or labor laws or unethical business practices by our suppliers and independent contractors;

•	the illiquidity of our shares; and

•	price volatility in our shares and the general volatility of the stock market.

A detailed discussion of significant risk factors that have the potential to cause actual results to differ materially from our expectations is set forth in Part 1 under the subheading "Risk Factors". Any forward-looking statements in this Annual Report on Form 10-K do not purport to be predictions of future events or circumstances and may not be realized. Further, any forward-looking statements are made only as of the date of this Annual Report on Form 10-K and we do not undertake to publicly update or revise the forward-looking statements, except as required by the federal securities laws.

PART I

ITEM 1.	BUSINESS
“Delta Apparel”, the “Company”, “we”, “us” and “our” are used interchangeably to refer to Delta Apparel, Inc. together with our domestic wholly-owned subsidiaries, including M.J. Soffe, LLC (“Soffe”), DTG2Go, LLC, f/k/a Art Gun, LLC (“DTG2Go”), Salt Life, LLC (“Salt Life”), Culver City Clothing Company (f/k/a Junkfood Clothing Company) (“Junkfood”), and our other domestic and international subsidiaries, as appropriate to the context. On March 31, 2017, we sold our Junkfood business to JMJD Ventures, LLC. See Note 4—Divestitures for further information on this transaction.
We were incorporated in Georgia in 1999 and our headquarters is located at 322 South Main Street, Greenville, South Carolina 29601 (telephone number: 864-232-5200). Our common stock trades on the NYSE American under the symbol “DLA”.
We operate on a 52-53 week fiscal year ending on the Saturday closest to September 30. The 2018 and 2017 fiscal years were 52-week years that ended on September 29, 2018, and September 30, 2017, respectively. We are filing as a smaller reporting company for our 2018 fiscal year end as our public float was less than the $250 million threshold on the last day of our second quarter.
OVERVIEW
Delta Apparel, Inc. is an international apparel design, marketing, manufacturing and sourcing company that features a diverse portfolio of lifestyle activewear apparel, and related accessory products. We specialize in selling casual and athletic products through a variety of distribution channels and distribution tiers, including department stores, mid and mass channels, e-retailers, sporting goods and outdoor retailers, independent and specialty stores, and the U.S. military. Our products are also made available direct-to-consumer on our websites and in our branded retail stores. We believe this diversified distribution allows us to capitalize on our strengths to provide casual activewear to a broad and evolving customer base whose shopping preferences may span multiple retail channels.
As a vertically-integrated manufacturer, we design and internally manufacture the majority of our products, which allows us to offer a high degree of consistency and quality, leverage scale efficiencies, and react quickly to changes in trends within the marketplace. We have manufacturing operations located in the United States, El Salvador, Honduras and Mexico, and use domestic and foreign contractors as additional sources of production. Our distribution facilities are strategically located throughout the United States to better serve our customers with same-day shipping on our catalog products and weekly replenishments to retailers.
We became a diversified branded apparel company through acquisitions that added well-recognized brands to our portfolio, expanded our product offerings, broadened our distribution channels and customer reach, and benefited from our vertical manufacturing platform. We continue to monitor and evaluate our portfolio, making strategic acquisitions or exiting markets to support our long-term growth and profitability goals.
BUSINESS SEGMENTS
During fiscal year 2018, we made a strategic decision to re-align our business into segments that better reflect our operating model and allow us to better leverage and more efficiently manage our cost structure as we plan future growth. With this realignment, we changed and renamed our reportable segments to reflect how our Chief Operating Decision maker and management currently make financial decisions and allocate resources. We are now reporting our results under the Delta Group, comprising our Delta Activewear, DTG2Go and Soffe business units, and the Salt Life Group, comprising our Salt Life and Coast business units. Junkfood was included in the Salt Life Group segment until its divestiture in March, 2017. We have recast the segment information for the fiscal year ended September 30, 2017, to conform to the current presentation.
See Note 14 of the Notes to Consolidated Financial Statements for financial information regarding segment reporting, which information is incorporated herein by reference.
PRODUCTS
We specialize in the design, manufacturing, merchandising, and sale of a variety of casual and athletic products for men, women, juniors, youth and children at a wide range of price points through most distribution channels. We market apparel garments and accessories under our primary brands of Salt Life®, and COAST®, and we market our core activewear apparel garments under our Delta and Soffe® brands.
Delta has built upon its strength in the market as a core basic tee company to become a "go to" fashion provider for the masses. After decades of being the source for casual and sports basics, we have continued to expand our brand. Our Delta Platinum collection is a cut above the rest providing a fresh, fashionable edge to Delta's historic quality. Our tri-blend garments add a touch of rayon for an even silkier hand plus a deep heathering effect. Our CVC garments offer the soft, breathable benefit of a mostly cotton blend along with refreshing affordability. In the upcoming year we will be introducing an amazing new cotton slub fabric to our Delta Platinum offering.
Our Delta Pro Weight® line and Magnum Weight® products are a huge part of our heritage. These lines offer a diverse selection of mid-weight and heavier-weight, 100% cotton fabrications. We also continue to provide innovative products like our Delta Soft, Ringspun garments, Fleece and Delta Dri performance lines.

FunTees is a leading private label apparel manufacturer. FunTees' long-standing, trusted relationships with top-tier global sportswear and lifestyle brands are supported by a commitment to innovation and service and its diverse capabilities in design, textiles, cut & sew, embellishment, and retail packaging have made it a go-to source for worldwide and regional brands.
DTG2Go is a market leader in the direct-to-garment digital print and fulfillment marketplace that leverages one of the most highly-automated factory processes for delivering on-demand, digitally printed apparel. With four production facilities throughout the United States, DTG2Go utilizes Kornit printing technology to provide quick delivery and superior print quality to its customers through a robust back-end digital supply chain. DTG2Go services traditional and web retailers, screen printers, and the ad specialty and promotional products markets, reducing our customer’s risk levels while simultaneously increasing the span of customization opportunities and overall breadths of their assortments. Orders ship from DTG2Go within 24 to 48 hours to consumers in the United States and to over 100 countries worldwide.
Soffe, founded in 1946, is a heritage brand that designs and produces high quality activewear at a great value. Widely known for the "cheer short", with its signature roll down waist band, Soffe also offers team and spirit wear to its core demographic of cheerleaders, gymnasts and dancers around the world. Layered within Soffe’s female presentation are styles that seamlessly transition from studio to street-wear for all day comfort along with graphics anchored in today’s trends. Soffe’s early beginnings were in the military and it continues to be a proud supplier to United States military personnel, both active duty and veterans, worldwide. The men’s assortment features the tagline “anchored in the military, grounded in training” and offers everything from physical training gear certified by the respective branches of the military, classic base layers that include the favored 3-pack tees, and the iconic “ranger panty.” Lastly, Intensity by Soffe leads the way in female fit, fashion-forward, team uniforms and features the first female fit fast pitch pant, and now includes practice gear and accessories. Soffe has broad distribution channels which include all military branches, big box sporting goods retailers, department stores, team dealers, school uniforms, screen printers, and a direct-to-consumer platform inclusive of a branded web store and brick and mortar retail locations.
Salt Life is an authentic, aspirational lifestyle brand that embraces those who love the ocean and everything associated with living the “Salt Life.” The Salt Life brand has widespread appeal with ocean enthusiasts worldwide. From fishing, diving and surfing, to beach fun and sun-soaked relaxation, the Salt Life brand says, “I live the Salt Life.” From its first merchandise offerings in 2006, Salt Life has grown distribution to include surf shops, specialty stores, department stores and sporting goods retailers and expanded its product assortment outside of apparel to include swimwear, sunglasses, bags and accessories, and most recently, craft beer with the launch of Salt Life Lager. Salt Life products are available direct-to-consumers at www.saltlife.com and at Salt Life’s various branded retail stores. The Salt Life brand is committed to supporting conservation efforts by contributing to various organizations through Salt Life Gives Back. Learn more at https://www.saltlife.com/salt-life-gives-back.
Coast is a full line of premium casual apparel that is as much a testament to good times and carefree afternoons as it is to superior quality, custom fit and maximum comfort. It has inspired us to create an apparel line for others who understand and celebrate the relaxed, yet sophisticated coastal lifestyle and wish to stay connected with it, and COAST, each and every day. Coast Apparel primarily markets direct-to-consumer through two retail stores located in Greenville, South Carolina, and via its ecommerce site at www.coastapparel.com. Coast Apparel products can also be found at select independent retailers.
TRADEMARKS AND LICENSE AGREEMENTS
We own several well-recognized trademarks that are important to our business. Salt Life® is an authentic, aspirational lifestyle brand that embraces those who love the ocean and everything associated with living the "Salt Life". Soffe® has stood for quality and value in the athletic and activewear market for more than sixty years. Our other registered trademarks include COAST®, Intensity Athletics®, Kudzu®, Pro Weight®, Magnum Weight®, and the Delta Design. Our trademarks are valuable assets that differentiate the marketing of our products. We vigorously protect our trademarks and other intellectual property rights against infringement.
We have distribution rights to other trademarks through license agreements. The Soffe business unit is an official licensee for branches of the United States military. We also have license agreements for motorsports properties, including NASCAR. Our license agreements are typically non-exclusive in nature and have terms that range from one to three years. We are not dependent on any single license and our license agreements collectively are of value to our Delta Group segment.
SALES & MARKETING
Our sales and marketing functions consist of both employed and independent sales representatives and agencies located throughout the country. Our sales teams service specialty and boutique shops, upscale and traditional department stores, mid-tier retailers, sporting goods stores, e-retailers and the U.S. military. Our brands leverage both in-house and outsourced marketing communications professionals to amplify their lifestyle statements.
The majority of our apparel products are produced based on forecasts to permit quick shipments to our customers; however, our private label programs are generally made only to order. During fiscal year 2018, we shipped our products to approximately 9,000 customers, many of whom have numerous retail "doors". No single customer accounted for more than 10% of our sales in fiscal years 2018 or 2017, and our strategy is to not become dependent on any single customer. Revenues attributable to sales of our products in foreign countries, as a percentage of our consolidated net sales, represented approximately 1% in both fiscal years 2018 and 2017.

We have distribution facilities strategically located throughout the United States that carry in-stock inventory for shipment to customers, with most shipments made via third party carriers. To better serve customers, we allow products to be ordered by the piece, dozen, or full case quantity and we aggressively explore new ways to leverage our strengths and efficiencies to meet the quick-turn needs of our customers. Because a significant portion of our business consists of at-once replenishment, we believe that backlog order levels do not provide a general indication of future sales.
COMPETITION
As a vertically-integrated apparel company, we have numerous competitors with respect to the manufacturing and sale of apparel products in both domestic and international markets, many of which are larger and have more brand recognition and greater marketing budgets than we do. Some of these competitors may benefit from lower production costs that can result from greater operational scale, a differing supply chain footprint, or trade-related agreements and other macroeconomic factors that may enable them to compete more effectively.
We believe that competition within our Salt Life Group segment is based primarily upon brand recognition, design, and consumer preference. We focus on sustaining the strong reputation of our lifestyle brands by adapting our product offerings to changes in fashion trends and consumer preferences. We aim to keep our merchandise offerings fresh with unique artwork and new designs, and support the integrated lifestyle statement of our products through effective consumer marketing. We believe that our favorable competitive position stems from strong consumer recognition and brand loyalty, the high quality of our products, and our flexibility and process control, which drive product consistency. We believe that our ability to remain competitive in the areas of quality, price, design, marketing, product development, manufacturing, technology and distribution will, in large part, determine our future success.
Competition in our Delta Group segment is generally based upon price, service, delivery time and quality, with the relative importance of each factor depending upon the needs of the particular customer and the specific product offering. These businesses are highly price competitive and competitor actions can greatly influence pricing and demand for our products. While price is still important in the private label market, quality and service are generally more important factors for customer choice. Our ability to consistently service the needs of our private label customers greatly impacts future business with these customers. We believe our Western Hemisphere-centered manufacturing platform enables us to compete with our competitors by providing an outlet for customers to diversify their sourcing footprints and reduce time to market. Furthermore, as an integrated entity with design, manufacturing, sourcing, and marketing capabilities, we believe the interdependencies within our portfolio provide cost, quality, and speed to market advantages that enable us to be more competitive.
SEASONALITY
Although our various product lines are sold on a year-round basis, the demand for specific products or styles reflects some seasonality, with sales in our June fiscal quarter typically being the highest and sales in our December fiscal quarter typically being the lowest. As we continue to expand our product offerings, the seasonality in our business has become less pronounced. The percentage of net sales by quarter for the year ended September 29, 2018, was 23%, 25%, 29% and 23% for the first, second, third, and fourth fiscal quarters, respectively. Consumer demand for apparel is cyclical and dependent upon the overall level of demand for soft goods, which may or may not coincide with the overall level of discretionary consumer spending. These levels of demand change as regional, domestic and international economic conditions change. Therefore, the distribution of sales by quarter in fiscal year 2018 may not be indicative of the distribution in future years.
MANUFACTURING
We have a vertically integrated manufacturing platform that supports both the Delta Group and Salt Life Group. Our manufacturing operations begin with the purchase of yarn and other raw materials from third-party suppliers. We manufacture fabrics in our leased textile facility located near San Pedro Sula, Honduras, and purchase fabric domestically and internationally to supplement our internal production. The manufacturing process continues at one of our six apparel manufacturing facilities where products are ultimately sewn into finished garments. We either own these facilities or lease and operate them. These facilities are located domestically (two in North Carolina) and internationally (two in Honduras, one in El Salvador and one in Mexico). Our garments may also be embellished and prepared for retail sale (with any combination of services, including ticketing, hang tags, and hangers) in our facility in North Carolina or our international plants (one in El Salvador and one in Mexico). In addition, we offer digital print and fulfillment services through our four domestic facilities (two in Florida, one in North Carolina and one in Nevada). In fiscal years 2018 and 2017, approximately 90%, and 91%, respectively, of our manufactured products were sewn in company-operated locations. The remaining products were sewn by outside contractors located primarily in the Caribbean Basin.
At our 2018 and 2017 fiscal year-ends, our long-lived assets in Honduras, El Salvador and Mexico collectively comprised approximately 41%, and 54%, respectively, of our total net property, plant and equipment, with our long-lived assets in Honduras comprising 32% and 43% of the total, respectively. See Item 1A. Risk Factors for a description of risks associated with our operations located outside of the United States.

To supplement our internal manufacturing platform, we purchase fabric, undecorated products and full-package products from independent sources throughout the world. In fiscal years 2018 and 2017, we sourced approximately 10% and 8%, respectively, of our products from third parties.
RAW MATERIALS
We have a supply agreement with Parkdale Mills, Inc. and Parkdale America, LLC (collectively "Parkdale") to supply our yarn requirements until December 31, 2018. Under the supply agreement, we purchase all of our yarn requirements for use in our manufacturing operations from Parkdale, excluding yarns that Parkdale does not manufacture or cannot manufacture due to temporary capacity constraints. The purchase price of yarn is based upon the cost of cotton plus a fixed conversion cost. If Parkdale’s operations are disrupted and it is not able to provide us with our yarn requirements, we may need to obtain yarn from alternative sources. Although alternative sources are presently available, we may not be able to enter into short-term arrangements with substitute suppliers on terms as favorable as our current terms with Parkdale. In addition, the cotton futures we have fixed with Parkdale may not be transferable to alternative yarn suppliers. Because there can be no assurance that we would be able to pass along the higher cost of yarn to our customers, this could have a material adverse effect on our results of operations. Moreover, while we expect to negotiate an extension to the agreement with Parkdale, the terms of the new agreement may not be as favorable as the current agreement.
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
EMPLOYEES AND SOCIAL RESPONSIBILITY
As of September 29, 2018, we employed approximately 7,700 full time employees, of whom approximately 1,100 were employed in the United States. A total of approximately 3,000 employees at two of our facilities in San Pedro Sula, Honduras, are party to multi-year collective bargaining agreements. We have historically conducted our operations without significant labor disruptions and believe that our relations with our employees are good.  We have invested significant time and resources to have the working conditions in all of our facilities meet or exceed the standards imposed by governing laws and regulations.  All of our manufacturing facilities in Honduras, El Salvador and Mexico are Worldwide Responsible Accredited Production (WRAP) certified. Delta Apparel, Inc. is a Category C affiliate with the Fair Labor Association (FLA), which further enhances human rights compliance monitoring for our plants and our third party contractors.  In addition, we have proactive programs to promote workplace safety, personal health and employee wellness.  We also support educational institutions and/or charitable organizations in communities where we operate.
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
RESEARCH & DEVELOPMENT
Although we continually seek new products and brands to take to market via our diverse distribution network and customer base, there were no material amounts spent on research and development in the fiscal years ended September 29, 2018, and September 30, 2017.

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
The price and availability of purchased yarn and other raw materials is prone to significant fluctuations and volatility. Cotton is the primary raw material used in the manufacture of our apparel products. As is the case with other commodities, the price of cotton fluctuates and is affected by weather, consumer demand, speculation on the commodities market, and other factors that are generally unpredictable and beyond our control. As described under the heading “Business–Raw Materials”, the price of yarn purchased from Parkdale, our key supplier, is based upon the cost of cotton plus a fixed conversion cost. We set future cotton prices with purchase commitments as a component of the purchase price of yarn in advance of the shipment of finished yarn from Parkdale. Prices are set according to prevailing prices, as reported by the New York Cotton Exchange, at the time we enter into the commitments. Thus, we are subject to the commodity risk of cotton prices and cotton price movements, which could result in unfavorable yarn pricing for us. In the past, the Company, and the apparel industry as a whole, has experienced increases in cotton prices and price volatility that we were unable to pass through to our customers, with the higher cost of cotton negatively impacting the gross margins in our Activewear and other businesses by significant amounts.
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
The apparel industry is highly competitive, and we face significant competitive threats to our business. The market for athletic and activewear apparel and the related accessory and other items we provide is highly competitive and includes many new competitors as well as increased competition from established companies, some of which are larger or more diversified and may have greater financial resources than we do. Many of our competitors have larger sales forces, stronger brand recognition among consumers, bigger advertising budgets, and greater economies of scale. We compete with these companies primarily on the basis of price, quality, service and brand recognition, all of which are important competitive factors in the apparel industry. Our ability to maintain our competitive edge depends upon these factors, as well as our ability to deliver new products at the best value for the customer, maintain positive brand recognition, and obtain sufficient retail floor space and effective product presentation at retail. If we are unable to compete successfully with our competitors, our business and results of operations will be adversely affected.
We may be restricted in our ability to borrow under our revolving credit facility or service our indebtedness. Significant operating losses or significant uses of cash in our operations could cause us to default on our asset-based revolving credit facility. We rely on our credit facility, as well as on cash generated by our operations, to fund our working capital and capital expenditure needs, to make acquisitions, to fund repurchases under our share repurchase program and to pay dividends should we choose to do so in the future. Our working capital needs are generally greater in advance of the spring and summer selling seasons. Availability under our credit facility is primarily a function of the levels of our accounts receivable and inventory, as well as the uses of cash in our operations. A significant deterioration in our accounts receivable or inventory levels could restrict our ability to borrow additional funds or service our indebtedness. Moreover, our credit facility includes a financial covenant that if the availability under our credit facility falls below the amounts specified in our credit agreement, our Fixed Charge Coverage Ratio (“FCCR”) (as defined in our credit agreement) for the preceding 12-month period must not be less than 1.1 to 1.0. Although our availability at September 29, 2018, was above the minimum thresholds specified in our credit agreement, a significant deterioration in our business could cause our availability to fall below such thresholds, thereby requiring us to maintain the minimum FCCR specified in our credit agreement. Our credit facility also includes customary conditions to funding, representations and warranties, covenants, and events of default. The covenants include, among other things, limitations on asset sales, consolidations, mergers, liens, indebtedness, loans, investments, guaranties, acquisitions, dividends, stock repurchases, and transactions with affiliates. If an event of default under our credit facility occurred or became imminent, we may request our credit agreement lenders to provide a waiver. If we were unsuccessful in that endeavor, we could explore alternative sources of capital, whether debt or equity, which would likely be more expensive than the costs we incur under our credit facility. If we were unable to cure an un-waived event of default under our credit facility, we would be unable to borrow additional amounts under the facility, we could be unable to make acquisitions as well as fund share repurchases and pay dividends, and our lenders thereunder could accelerate our obligations under the agreement and foreclose on our assets subject to the liens in their favor. This circumstance would have a material adverse effect on our financial position and results of operations.
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
In addition, significant changes in the retail, merchandising and/or operational strategies employed by our customers may result in decreased sales of our products to such customers and could have a material adverse effect on our financial condition and results of operations. Likewise, significant changes in the operations of any of our suppliers or other parties with which we do business could result in disruption to our business and have a material adverse effect on our financial condition and results of operations.
Our success depends, in part, on our ability to predict or effectively react to changing consumer preferences and trends. The success of our businesses depends on our ability to anticipate and respond quickly to changing consumer demand and preferences in apparel and the related accessory and other items we provide. We believe that our brands are recognized by consumers across many demographics and geographies. The popularity, supply and demand for particular products can change significantly from year-to-year based on prevailing fashion trends (particularly in our branded businesses) and on other factors and, accordingly, our ability to adapt to fashion trends in designing products is important to the success of our brands. If we are unable to quickly adapt to changes in consumer preferences in the design of products, our results of operations could be adversely affected. Moreover, because we and our customers project demand for our products based on estimated sales and fashion trends, the actual demand for our products sometimes falls short of what was projected. This can lead to higher inventory levels than desired. Excess inventory levels increase our working capital needs, and sometimes excess inventory must be sold at discounted prices, all of which could have an adverse impact on our business, financial condition and results of operations.
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
If we expand into new geographic areas, we will need to successfully identify and satisfy the consumer preferences in these areas. In addition, we will need to address competitive, merchandising, marketing, distribution and other challenges encountered in connection with any expansion. Finally, we cannot ensure that any newly-opened stores will be received as well as, or achieve net sales or profitability levels comparable to those of, our existing stores in our estimated time periods, or at all. If our stores fail to achieve, or are unable to sustain, acceptable net sales and profitability levels, our business overall may be materially harmed and we may incur significant costs associated with closing or relocating stores.

Our operations are subject to political, social, economic, and climate risks in Honduras, El Salvador and Mexico. The majority of our products are manufactured in Honduras, El Salvador and Mexico, with concentrations in Honduras and El Salvador. These countries from time to time experience political, social and economic instability, and we cannot be certain of their future stability. Instability in a country can lead to protests, riots and labor unrest. Governments have changed, and may continue to change, and employment, wage and other laws and regulations may change, thereby increasing our costs to operate in those countries. In addition, fire or natural disasters such as hurricanes, earthquakes, or floods can occur in these countries. Any of these political, social, economic or climatic events or conditions could disrupt our supply chain or increase our costs, adversely affecting our financial position and results of operations. In fiscal year 2018, our operations in and around San Pedro Sula, Honduras, were partially disrupted by the protests, unrest and government action associated with the November 2017 presidential elections in Honduras. The disruptions temporarily restricted the ability of our employees and suppliers to access our manufacturing facilities as well as our ability to ship products from our facilities, and negatively impacted our operations from a cost standpoint.
If we experience disruptions or interruptions within any of our facilities, operations, or distribution networks, we may be unable to deliver our products to the market and may lose sales and customers. We own or lease manufacturing facilities in the United States, Honduras, Mexico and El Salvador. We also own or lease distribution facilities located throughout the United States and maintain inventory at third-party distribution facilities in the United States. Any casualty or other circumstance that damages or destroys any of these material facilities or significantly limits their ability to function could have a material adverse effect on our business. Similarly, any significant interruption in the operation of any of these facilities or our related sourcing and transportation logistics functions, whether within or outside of our control, may delay shipment of merchandise to our customers, potentially damaging our reputation and customer relationships and causing a loss of revenue. Moreover, in the event of a regional disruption where we manufacture our products, we may not be able to shift our operations to a different geographic region, and we may have to cease or curtail our operations in a selected area. This may cause us to lose sales and customers. The types of disruptions that may occur include foreign trade disruptions, import restrictions, labor disruptions, embargoes, government intervention, natural disasters, regional pandemics and political disruptions such as those referenced in the immediately-preceding risk section. In addition, if we are unable to successfully coordinate the planning of inventory across these facilities and the related distribution activities, it could have a material adverse effect on our business, financial condition and results of operations.
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
Changes in U.S. or other tax laws or regulations may cause us to incur additional tax liability. We are subject to income tax in the United States and in foreign jurisdictions where we generate net operating profits. We benefit from a lower overall effective income tax rate due to the majority of our manufacturing operations being located in foreign tax-free jurisdictions or foreign jurisdictions with tax rates that are lower than those in the United States. Our U.S. legal entity contracts with our foreign subsidiaries to manufacture products on its behalf, with the intercompany prices paid for the manufacturing services and manufactured products based on an arms-length standard and supported by an economic study. We have concluded that the profits earned in the tax-free locations are considered permanently reinvested. Our effective tax rate could be adversely affected by changes in the mix of earnings between the U.S. and tax-free or lower-tax foreign jurisdictions.
In addition, further changes to U.S. tax laws impacting how U.S. multinational corporations are taxed on foreign earnings could also have a material adverse effect on our tax expense and cash flow. The December 22, 2017, Tax Cuts and Jobs Act of 2017 (the “New Tax Legislation”) significantly revised the U.S. corporate income tax code by, among other things, lowering federal corporate income tax rates, implementing a modified territorial tax system and imposing a repatriation tax on deemed repatriated cumulative earnings of foreign subsidiaries and also created a new requirement that certain income earned by controlled foreign corporations (“CFCs”) must be included currently in the gross income of the CFCs’ U.S. shareholder. During fiscal year 2018, we recognized provisional tax expense of $10.7 million in connection with the New Tax Legislation. The impacts of the New Tax Legislation may differ from our provisional or other estimates, possibly materially, due to, among other things, changes in interpretations and assumptions, guidance that may be issued and actions we may take as a result of the New Tax Legislation and may adversely affect our tax rate.
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
Energy, fuel and related costs are prone to significant fluctuations and volatility, which could adversely affect our results of operations. Our manufacturing operations require high inputs of energy, and therefore changes in energy prices directly impact our gross profits. In addition, we incur significant freight costs to transport goods between our offshore facilities and the United States, along with transportation expenses to ship products to our customers. The cost of energy and fuel fluctuates due to a number of factors outside of our control, including government policy and regulation and weather conditions. We continue to focus on methods that will reduce the amount of energy used in the manufacture of products to mitigate risks of fluctuations in the cost of energy. However, significant increases in energy and fuel prices may make us less competitive compared to others in the industry, which may have a material adverse effect on our financial position and results of operations.
Our business operations rely on our information systems and any material disruption or slowdown of our systems could cause operational delays, reputational harm, or loss of revenue. We depend on information systems to, among other things, manage our inventory, process transactions, operate our websites, respond to customer inquiries, purchase, sell and ship goods on a timely basis, and maintain cost-effective operations. Management uses information systems to support decision-making and to monitor business performance. If we experience any disruptions or slowdowns with our information systems, we may fail to generate accurate and complete financial and operational reports essential for making decisions at various levels of management, which could lead to decisions being made that have adverse results. We have invested significant capital and expect future capital expenditures associated with the integration of our information technology systems across our businesses. This process involves the replacement and consolidation of technology platforms so that our businesses are served by fewer platforms, resulting in operational efficiencies and reduced costs. Our inability to effectively convert our operations to the new systems could cause delays in product fulfillment and reduced efficiency in our operations. Further, if changes in technology cause our information systems to become obsolete, or if our information systems are inadequate to handle our growth, we could lose customers. We are also subject to risks and uncertainties associated with the internet, including changes in required technology interfaces, website downtime and other technical failures. Our failure to successfully respond to these risks and uncertainties could reduce sales, increase costs and damage the reputation of our brands. In addition, we interact with many of our customers through our websites. Customers increasingly utilize our online platforms to purchase our merchandise. If we are unable to continue to provide consumers a user-friendly experience and evolve our platforms to satisfy consumer preferences, the growth of our ecommerce business and our sales may be negatively impacted. If our websites contain errors or other vulnerabilities which impede or halt service, it could result in damage to our brands’ images and a loss of revenue. In addition, we may experience operational problems with our information systems as a result of system failures, "cyber-attacks," computer viruses, security breaches, disasters or other causes. Any material disruption or slowdown of our information systems could cause operational delays and increased costs that could have a material adverse effect on our business and results of operations.
Compromises of our data security could lead to liability and reputational damage. In the ordinary course of our business, we often collect, retain, transmit, and use sensitive and confidential information regarding customers and employees and we process customer payment card and check information. There can be no assurance that we will not suffer a data compromise, that unauthorized parties will not gain access to personal information, or that any such data compromise or access will be discovered in a timely manner. Further, the systems currently used for transmission and approval of payment card transactions, and the technology utilized in payment cards themselves, all of which can put payment card data at risk, are determined and controlled by the payment card industry, not by us. Computer hackers may attempt to penetrate our computer system and, if successful, misappropriate personal information, payment card or check information or confidential business information of our company. In addition, there may be non-technical issues, such as our employees, contractors or third parties with whom we do business or to whom we outsource business operations may attempt to circumvent our security measures in order to misappropriate such information, and may purposefully or inadvertently cause a breach involving such information. The methods used by third parties to obtain unauthorized access change frequently and may not be anticipated or immediately detected. Thus, despite the security measures we may have in place, an actual or perceived information security breach, whether due to "cyber-attack," computer viruses or other malicious software code, or human error or malfeasance, could occur. Actual or anticipated attacks may cause us to incur significant costs, including costs to deploy additional personnel and protection technologies, train employees and engage third-party experts and consultants. The collection, retention, transmission, and use of personal information is subject to contractual requirements and is highly regulated by a multitude of state, federal, and foreign laws. Privacy and information security laws are complex and constantly changing. Compliance with these laws and regulations may result in additional costs due to new systems and processes, and our non-compliance could lead to legal liability. Any compromise of our customer, employee or company data, failure to prevent or mitigate the loss of personal or business information, or delay in detecting or providing prompt notice of any such compromise could attract media attention, damage our customer or other business relationships and reputation, result in lost sales, fines, significant litigation or other costs and involve the loss of confidential company information, any or all of which could have a material adverse effect on our business, financial condition and results of operations.
We are subject to periodic litigation in both domestic and international jurisdictions that may adversely affect our financial position and results of operations. From time to time we may be involved in legal or regulatory actions regarding product liability, employment practices, intellectual property infringement, bankruptcies and other litigation or enforcement matters. Due to the inherent uncertainties of litigation in both domestic and foreign jurisdictions, we cannot accurately predict the ultimate outcome of any such proceedings. These proceedings could cause us to incur costs and may require us to devote resources to defend against these claims and could ultimately result in a loss or other remedies such as product recalls, which could adversely affect our financial position and results of operations. For a description of current material legal proceedings, see Part I, Item 3, Legal Proceedings.
Product liability issues could lead to recalls, claims and negative publicity, and adversely affect our results of operations. Our operations are subject to certain product liability risks common to most brands and manufacturers and our ability to maintain consumer confidence in the safety and quality of our products is vital to our success. We have implemented product safety and quality programs and standards that we follow and we expect our supplier partners to strictly adhere to applicable requirements and best practices. In addition to selling apparel and accessory products, we recently entered into a joint venture involving the sale of a branded alcoholic beverage and we also license one of our brands for use in connection with restaurant, food and beverage services. Selling products intended for human consumption carries inherent risks and uncertainties. If we or our supplier or license partners fail to comply with applicable product safety and quality standards and our products or those otherwise associated with our brands are, or become, unsafe, non-compliant, contaminated or adulterated, we may be required to recall our products and encounter product liability claims and negative publicity. Any of these events could adversely affect our reputation, business or results of operations.
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
We may be subject to the impairment of acquired intangible assets. When we acquire a business, a portion of the purchase price of the acquisition may be allocated to goodwill and other identifiable intangible assets. The amount of the purchase price that is allocated to goodwill is determined by the excess of the purchase price over the net identifiable assets acquired. At September 29, 2018, and September 30, 2017, our goodwill and other intangible assets were approximately $53.7 million and $36.1 million, respectively. We conduct an annual review, and more frequent reviews if events or circumstances dictate, to determine whether goodwill is impaired. We also determine whether impairment indicators are present related to our identifiable intangible assets. If we determine that goodwill or intangible assets are impaired, we would be required to write down the value of these assets. We completed our annual impairment test of goodwill on the first day of our 2018 third fiscal quarter. Based on the valuation, we concluded there was no impairment on the goodwill recorded on our financial statements. We also concluded that there are no additional indicators of impairment related to our intangible assets. There can, however, be no assurance that we will not be required to take an impairment charge in the future, which could have a material adverse effect on our results of operations.
Significant changes to international trade regulations could adversely affect our results of operations. The majority of our products are manufactured in Honduras, El Salvador and Mexico. We therefore benefit from current free trade agreements and other duty preference programs, including the North American Free Trade Agreement (“NAFTA”) and its anticipated successor agreement, the U.S.-Mexico-Canada Agreement (“USMCA”), as well as the Central America Free Trade Agreement (“CAFTA”). Our claims for duty free or reduced duty treatment under CAFTA, NAFTA/USMCA and other available programs are largely conditioned on our ability to produce or obtain accurate records (some of which are provided to us by third parties) about production processes and sources of raw materials. Fairly recent changes in the United States federal government have caused uncertainty about the future of trade partnerships and treaties, as the current administration has expressed its desire to specifically modify existing trade agreements and has imposed increased tariffs on goods imported into the United States and raised the possibility of imposing further increases to such tariffs. These tariffs have increased our costs to source certain products imported from other countries. Subsequent repeal or further modification of NAFTA/USMCA or CAFTA, further increases to tariffs on goods imported into the United States, or the inadequacy or unavailability of supporting records, could have a material adverse effect on our results of operations.
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
Changes in domestic or foreign employment regulations or changes in our relationship with our employees could adversely affect our results of operations. As of September 29, 2018, we employed approximately 7,700 employees worldwide, with approximately 6,600 of these employees located in Honduras, El Salvador and Mexico. Changes in domestic and foreign laws governing our relationships with our employees, including wage and human resources laws and regulations, labor standards, overtime pay, unemployment tax rates, workers' compensation rates and payroll taxes, would likely have a direct impact on our operating costs. Increases in wage rates in the countries in which we operate have occurred, and any further significant increases in wage rates in those countries could have a material adverse impact on our operating results. A total of approximately 3,000 employees at two of our facilities in San Pedro Sula, Honduras, are party to multi-year collective bargaining agreements. We have historically conducted our operations without significant labor disruptions and believe that our relations with our employees are generally good. However, a change in labor relations could adversely affect the productivity and ultimate cost of our manufacturing operations.
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
The value of our brands, sales of our products and our licensing relationships could be impacted by negative publicity resulting from violations of manufacturing or employee safety standards or labor laws, or unethical business practices, by our suppliers and independent contractors. We are committed to ensuring that all of our manufacturing facilities comply with our strict internal code of conduct, applicable laws and regulations, and the codes and principles to which we subscribe. In addition, we require our suppliers and independent contractors to operate their businesses in compliance with the laws and regulations that apply to them. However, we do not control these suppliers and independent contractors. A violation of our policies, applicable manufacturing or employee safety standards and codes of conduct, labor laws or other laws or regulations by our suppliers or independent contractors could interrupt or otherwise disrupt our operations. Negative publicity regarding the production or operating methods of any of our suppliers or independent contractors or their failure to comply with our policies, applicable manufacturing or employee safety standards and codes of conduct, labor laws or other laws or regulations could adversely affect our reputation, brands, sales and licensing relationships, which could adversely affect our business and results of operations.
The market price of our shares is affected by the illiquidity of our shares, which could lead to our shares trading at prices that are significantly lower than expected. Various investment banking firms have informed us that public companies with relatively small market capitalizations have difficulty generating institutional interest, research coverage or trading volume. This illiquidity can translate into price discounts as compared to industry peers or to the shares’ inherent value. We believe that the market perceives us to have a relatively small market capitalization. This has led and could continue to lead to our shares trading at prices that are significantly lower than our estimate of their inherent value.
As of November 6, 2018, we had 6,858,697 shares of common stock outstanding. We believe that approximately 57% of our stock is beneficially owned by entities and individuals who each own more than 5% of the outstanding shares of our common stock. Included in the 57% are institutional investors that beneficially own more than 5% of the outstanding shares. These institutional investors own approximately 41% of the outstanding shares of our common stock. Sales of substantial amounts of our common stock in the public market by any of these large holders could adversely affect the market price of our common stock.
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
Our principal executive office is located in a leased facility in Greenville, South Carolina. We own and lease properties supporting our administrative, manufacturing, distribution and direct retail activities. The majority of our products are manufactured through a combination of facilities that we either own, or lease and operate. As of September 29, 2018, we owned or leased eleven manufacturing facilities (located in the United States, Honduras, El Salvador and Mexico) and owned, leased or operated through third parties twelve distribution facilities (all within the United States). In addition, as of September 29, 2018, we operated 13 branded retail stores and a leased showroom.
Our primary manufacturing and distribution facilities are as follows:

Location	Utilization	Segment
Ceiba Textiles, Honduras*	Knit/dye/finish/cut	Delta Group/Salt Life Group
Honduras Plant, San Pedro Sula, Honduras*	Sew	Delta Group/Salt Life Group
Cortes Plant, San Pedro Sula, Honduras*	Sew	Delta Group/Salt Life Group
Mexico Plant, Campeche, Mexico*	Cut/sew	Delta Group/Salt Life Group
Textiles LaPaz, La Paz, El Salvador*	Cut/sew/decoration	Delta Group/Salt Life Group
Campeche Sportswear, Campeche, Mexico*	Decoration	Delta Group/Salt Life Group
Fayetteville Plant, Fayetteville, NC	Cut/sew/decoration	Delta Group/Salt Life Group
Rowland Plant, Rowland, NC	Sew	Delta Group
DTG2Go, Clearwater, FL*	Decoration/distribution	Delta Group
DTG2Go, Sparks, NV*	Decoration/distribution	Delta Group
Soffe Distribution Center, Fayetteville, NC	Distribution	Delta Group
Salt Life Distribution Center, Fayetteville, NC	Distribution	Salt Life Group
Distribution Center, Clinton, TN	Distribution	Delta Group
Distribution Center, Santa Fe Springs, CA*	Distribution	Delta Group
Distribution Center, Miami, FL*	Decoration/distribution	Delta Group
Distribution Center, Cranbury, NJ*	Distribution	Delta Group
Distribution Center, Dallas, TX**	Distribution	Delta Group
Distribution Center, Chicago, IL**	Distribution	Delta Group
DC Annex, Fayetteville, NC*	Distribution	Delta Group
Distribution Center, Opelika, AL**	Distribution	Delta Group

*	Denotes leased location
**	Denotes third party-operated distribution facility
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
Market Information for Common Stock: The common stock of Delta Apparel, Inc. is listed and traded on the NYSE American under the symbol “DLA”. As of November 6, 2018, there were approximately 812 record holders of our common stock.
The following table sets forth, for each of the periods indicated below, the high and low sales prices per share of our common stock as reported on the NYSE American.

	High	Low
	Sale Price	Sale Price
Fiscal Year 2018:
September Quarter	$19.49	$16.30
June Quarter	$20.30	$16.90
March Quarter	$22.10	$17.04
December Quarter	$22.00	$19.60

Fiscal Year 2017:
September Quarter	$22.88	$18.00
June Quarter	$23.47	$16.95
March Quarter	$21.84	$15.55
December Quarter	$21.93	$14.85
Dividends: Our Board of Directors did not declare, nor were any dividends paid, during fiscal years 2018 and 2017. Subject to the provisions of any outstanding blank check preferred stock (none of which is currently outstanding), the holders of our common stock are entitled to receive whatever dividends, if any, that may be declared from time to time by our Board of Directors in its discretion from funds legally available for that purpose. Pursuant to the terms of our credit facility, we are allowed to make cash dividends and stock repurchases if (i) as of the date of the payment or repurchase and after giving effect to the payment or repurchase, we have availability on that date of not less than 15% of the lesser of the borrowing base or the commitment, and average availability for the 30-day period immediately preceding that date of not less than 15% of the lesser of the borrowing base or the commitment; and (ii) the aggregate amount of dividends and stock repurchases after May 10, 2016, does not exceed $10 million plus 50% of our cumulative net income (as defined in the Amended Credit Agreement) from the first day of the third quarter of fiscal year 2016 to the date of determination. At September 29, 2018, and September 30, 2017, there was $14.7 million and $7.7 million, respectively, of retained earnings free of restrictions to make cash dividends or stock repurchases.

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

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
BUSINESS OUTLOOK
Fiscal year 2018 was a pivotal year for Delta Apparel and we were pleased with our team’s ability to follow through on various strategic initiatives, navigate the inflationary cost environment , and deliver sales and earnings growth for the year. The cost-reduction improvements within our manufacturing platform and other areas continue to enhance our profitability. Moreover, the new product development, sales channel expansion, and customer diversification efforts ongoing across our business have us well-positioned to compete and win market share as we move into our new fiscal year.
The DTG2Go and Activewear businesses within our Delta Group segment served as valuable growth drivers throughout fiscal year 2018. DTG2Go solidified its leadership position in the on-demand, direct-to-garment market through both strategic acquisitions and organic growth, and we believe it is poised for additional expansion moving forward. DTG2Go’s digital print and fulfillment capabilities, nationwide and international service offerings, and direct access to our Activewear business’s low-cost, vertical manufacturing platform ideally position it to capitalize on the revolutionary virtual inventory trends occurring at retail. We believe our DTG2Go business will maintain its high-growth sales trend and reach $100 million in sales over the next several years.
Our Activewear business should also be positioned for more growth in fiscal year 2019. The Delta Platinum line and other pieces of the Catalog division’s fashion basics collection are exceeding expectations and both are attracting new customers and facilitating more substantial relationships with existing customers. We look for the significant growth of these products to continue as they become a larger part of Catalog’s overall sales mix and we transition more of them onto our internal manufacturing platform to shorten lead times and allow for faster customer replenishments. The FunTees private label business continues to benefit from a broadening and more diverse customer base as well as favorable market dynamics that are causing brands to gravitate toward western hemisphere supply chain solutions such as our platform to improve speed-to-market and customer service levels. We look forward to leveraging this momentum and FunTees’ stronger, more flexible business model as we move forward.
Our Soffe brand continues to see solid momentum with strategic sporting goods and e-retailers, as well as with the United States military. Its ecommerce sites and branded retail stores throughout key North Carolina markets also present opportunities for significant growth moving forward. Soffe continues to improve its cost structure and operating efficiencies, and we believe the brand is positioned for improved performance in fiscal year 2019.
The brands comprising our Salt Life Group continue to expand their lifestyle positioning and extend their consumer reach. Salt Life is strengthening brand awareness both within and outside of its traditional markets through its flourishing partnerships with key national retailers. Growth with regional and independent accounts and in target international markets should also continue to drive expansion at Salt Life. The recent introduction of several new product categories, including the brand’s new craft beer, Salt Life Lager, provide additional visibility and should catalyze growth going forward. Salt Life Lager has now expanded throughout the Florida market with plans to move into other key Southeastern markets in the next fiscal year. Salt Life’s branded retail footprint also recently expanded with a new location in Tampa, Florida, and we have approximately 12 new stores planned over the next several years. Our consumer website, www.saltlife.com, has maintained its double-digit sales growth trend and we expect this to continue in the upcoming year.
The strategic actions that we took in fiscal 2018 should put us in solid position to win market share and profitably grow our business in fiscal 2019 and beyond. While the retail environment continues to have its share of challenges and the rising cost environment is expected to continue, we are off to a solid start to fiscal 2019 and are looking forward to what lies ahead for Delta Apparel.

RESULTS OF OPERATIONS
Our financial results have been presented on a GAAP basis and, in certain limited instances, we have presented our financial results on a GAAP and non-GAAP (“adjusted”) basis, which is further described and reconciled in the sections entitled “Non-GAAP Financial Measures.”
Overview
Net sales for the fiscal year ended September 29, 2018, were $395.5 million compared with prior year sales of $385.1 million. Sales increased by 7% from the prior year sales which were $369.4 million when adjusted to exclude sales in the since-divested Junkfood business. Gross margins were relatively flat compared to the prior year despite inflationary costs.
Net income in fiscal year 2018 was $1.3 million, or $0.18 per diluted share, compared with net income in the prior year of $10.5 million, or $1.33 per diluted share, which includes the benefit of $0.11 per diluted share from the gain on the sale of our Junkfood business. Adjusting for the $10.7 million impact of the new tax legislation in the current year, our fiscal year 2018 net income was $11.4 million, or $1.62 per diluted share.
Salt Life Group Segment
Net sales in our Salt Life Group segment were $39.4 million in fiscal year 2018 compared to $58.5 million in the prior year, with the declines due to the since-divested Junkfood business and other strategic shifts in the non-core business. Salt Life sales grew 2.4% from the prior year with strong direct-to-consumer sales and growth in national retailers, being partially offset by independent store sales, which have been significantly impacted by recent hurricanes. Gross margins in the Salt Life Group segment improved to 46.6% in fiscal year 2018. Operating income in the Salt Life Group segment was flat in fiscal year 2018 to prior year at $4.8 million, when adjusted for the since-divested Junkfood business.
Delta Group Segment
Net sales in our Delta Group segment increased by 9.0% to $356.0 million from prior year sales of $326.6 million. Strong retail license and private label growth drove the increase, with our FunTees business having record revenue in that business exceeding $100 million for the second consecutive year. Gross margins in the Delta Group segment improved 10 basis points from the prior year due primarily to sales of higher margin fashion basics products offset by inflationary costs. Operating income increased by $2.8 million to $26.1million, or 7.3% of sales, compared to $23.3 million, or 7.1% of sales in the prior year.
Fiscal Year 2018 Versus Fiscal Year 2017
Net sales for fiscal year 2018 were $395.5 million compared with prior year sales of $385.1 million. When adjusted to exclude sales in the since-divested Junkfood business, prior year sales were $369.4 million in fiscal year 2017, an improvement of 7.0% over fiscal year 2017. Our direct-to-consumer and ecommerce sales represented 7.6% of total revenues for the 2018 fiscal year compared to 6.8% of revenues in the prior year.
Overall gross margins were relatively flat to prior year at 20.7% driven by improved selling prices and favorable product mix offsetting the impact of higher raw material prices and other inflationary cost increases. Our gross margins may not be comparable to those of other companies because some companies include costs related to their distribution network in cost of goods sold and we exclude them from gross profit and include them in selling, general and administrative expenses.
Fiscal year 2018 selling, general and administrative expenses were $67.0 million, or 16.9% of sales, compared to $67.4 million, or 17.5% of sales, in fiscal year 2017. The decrease in selling, general and administrative expenses is primarily due to the Junkfood divestiture partially offset by higher distribution costs related primarily to investments made to expand facilities to improve service to our customers.
Other income includes valuation changes in our continent consideration, gains or losses on the sale of businesses and other assets, and profits related to our Honduran equity method investment.  We realized a $1.3 million pre-tax gain from the sale of the Junkfood business, which was completed in our March quarter of fiscal year 2017. See Note 4-Divestitures for more information on this transaction. The change in fair value of contingent consideration resulted from the remeasurement of the contingent consideration related to Salt Life and DTG2Go.  Based upon the current operating results and future projections, we recorded a net $0.2 million increase in contingent consideration in fiscal year 2018 compared to a $0.9 million decrease in fiscal year 2017. The remainder of other income is principally related to profits from our Honduran equity method investment.
Operating income for fiscal year 2018 increased by $1.3 million from the prior year to $17.5 million. Operating income in fiscal year 2018 was comprised of $26.1 million in the Delta Group segment and $4.7 million in the Salt Life Group segment offset by unallocated general corporate costs of $13.3 million. This compares to fiscal year 2017 operating income of $23.3 million in the Delta Group segment and $4.9 million in the Salt Life Group segment offset by unallocated general corporate costs of $12.0 million.
Interest expense for fiscal year 2018 increased $0.7 million to $5.7 million, compared to $5.0 million in fiscal year 2017. The increase is due primarily to higher average interest rates along with higher average debt levels in fiscal year 2018 compared to the prior year.
Our fiscal year 2018 effective income tax rate, excluding the effect of the $10.7 million amount related to new tax law legislation, was a benefit of 1.7%. This compares to 5.9% in the prior fiscal year. See Note 10—Income taxes for more information. We benefit from having income in foreign jurisdictions that are either exempt from income taxes or have tax rates that are lower than those in the United States.
Net income in fiscal year 2018 was $1.3 million, or $0.18 per diluted share, compared with net income in the prior year of $10.5 million, or $1.33 per diluted share. Adjusting for the $1.44 per share impact of new tax legislation in fiscal year 2018, and the prior year benefit of $0.11 per share from the sale of Junkfood, our diluted earnings were $1.62 per share, a 33% improvement from the prior year earnings of $1.22 per share.
Non-GAAP Financial Measures
We provide all information required in accordance with generally accepted accounting principles (“GAAP”), but we believe that evaluating our ongoing operating results may be difficult if limited to reviewing only GAAP financial measures. In an effort to provide investors with additional information regarding the Company's results, we also provide non-GAAP information that management believes is useful to investors. We discuss adjusted net sales, operating income, and earning per share as performance measures because management uses these measures in evaluating the Company's underlying performance on a consistent basis across periods. We also believe these measures are frequently used by securities analysts, investors and other interested parties in the evaluation of the Company's ongoing performance. These non-GAAP measures have limitations as analytical tools, and securities analysts, investors and other interested parties should not consider any of non-GAAP measure in isolation or as a substitute for analysis of the Company's results as reported under GAAP. The non-GAAP measure may not be comparable to similarly titled measures used by other companies. The table below reconciles net sales to adjusted net sales, (in thousands):

	Year Ended
	September 29, 2018	September 30, 2017
Net sales	$395,450	$385,082
Adjustment for:
Sales from the since-divested Junkfood business	—	(15,648)
Adjusted net sales	$395,450	$369,434

Net earnings attributable to shareholders	$1,337	$10,511
Adjustment for tax legislation impact	10,664	—
Adjustment for gain on sale of Junkfood business	—	(838)
Adjusted earnings attributable to shareholders	$12,001	$9,673
Weighted average number of shares assuming dilution	7,425	7,882
Adjusted earnings per diluted share	$1.62	$1.22
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

The Amended Credit Agreement was subsequently amended on October 8, 2018. See Note 17—Subsequent Events to the Consolidated Financial Statements for further information.
The Amended Credit Agreement allows us to borrow up to $145 million (subject to borrowing base limitations), including a maximum of $25 million in letters of credit. Provided that no event of default exists, we have the option to increase the maximum credit to $200 million (subject to borrowing base limitations), conditioned upon the Administrative Agent's ability to secure additional commitments and customary closing conditions. The credit facility matures on May 10, 2021. At September 29, 2018, we had $85.7 million outstanding under our U.S. revolving credit facility at an average interest rate of 4.1%, and had the ability to borrow an additional $25.9 million.
For further information regarding our U.S. asset-based secured credit facility, refer to Note 9 - Long-Term Debt to the Consolidated Financial Statements, which information is incorporated herein by reference.
In August 2013, we acquired Salt Life and issued two promissory notes in the aggregate principal amount of $22.0 million, which included a one-time installment of $9.0 million that was paid as required on September 30, 2014, and quarterly installments commencing on March 31, 2015, with the final installment due on June 30, 2019. The promissory notes are zero-interest notes and state that interest will be imputed as required under Section 1274 of the Internal Revenue Code. We have imputed interest at 1.92% and 3.62% on the promissory notes that matured on June 30, 2016, and will mature on June 30, 2019, respectively. At September 29, 2018, the discounted value of the promissory note was $2.5 million. Refer to Note 9 - Long Term Debt to the Consolidated Financial Statements for further information on these promissory notes.
We have loan agreements with Banco Ficohsa, a Honduran bank. This credit facility is secured by a first-priority lien on the assets of our Honduran operations and the loans are not guaranteed by our U.S. entities. As of September 29, 2018, we had a total of $10.4 million outstanding on these loans. For further information regarding our Honduran loans, refer to Note 9 - Long-Term Debt to the Consolidated Financial Statements, which information is incorporated herein by reference.
Our primary cash needs are for working capital and capital expenditures, as well as to fund share repurchases under our Stock Repurchase Program. In addition, we may use cash to pay dividends in the future.
We consider the earnings of our foreign subsidiaries as of September 29, 2018, to be indefinitely reinvested. We have not, nor do we anticipate the need to, repatriate funds to the United States to satisfy domestic liquidity needs arising in the ordinary course of business, including liquidity needs associated with our domestic debt service requirements.
Derivative Instruments
From time to time we may use derivative instruments to manage our exposure to interest rates. These financial instruments are not used for trading or speculation purposes. When we enter into a derivative instrument, we determine whether hedge accounting can be applied. Where hedge accounting can be applied, a hedge relationship is designated as either a fair value hedge or cash flow hedge. The hedge is documented at inception, detailing the particular risk objective and strategy considered for undertaking the hedge. The documentation identifies the specific asset or liability being hedged, the risk being hedged, the type of derivative used and how effectiveness of the hedge will be assessed. During fiscal years 2018 and 2017, these interest rate swap agreements had minimal ineffectiveness and were considered highly effective hedges.
We may use derivatives, including cotton option contracts, to manage our exposure to movements in commodity prices. We do not designate our options as hedge instruments upon inception. Accordingly, we mark to market changes in the fair market value of the options in cost of sales in the Consolidated Statements of Operations. We did not own any significant cotton options contracts on September 29, 2018, or September 30, 2017.
Changes in the derivatives’ fair values are deferred and are recorded as a component of accumulated other comprehensive income (“AOCI”), net of income taxes, until the underlying transaction is recorded. When the hedged item affects income, gains or losses are reclassified from AOCI to the Consolidated Statements of Operations as interest income/expense. Any ineffectiveness in our hedging relationships is recognized immediately in the Consolidated Statement of Operations. The changes in fair value of the interest rate swap agreements resulted in AOCI gains, net of taxes, of $0.2 million and $0.1 million for the years ended September 29, 2018, and September 30, 2017, respectively.

Operating Cash Flows
Cash provided by operating activities in fiscal year 2018 was $21.2 million compared to $13.9 million for fiscal year 2017. The improvement in cash provided by operating activities from the prior year resulted from stronger operating income and leveraging our terms with our suppliers.
Investing Cash Flows
Cash used in investing activities in fiscal year 2018 was $14.9 million compared to cash provided by investing activities of $18.9 million in fiscal year 2017. Capital expenditures during fiscal year 2018 were $13.3 million and primarily related to digital print and other machinery and equipment, along with investments in our direct-to-consumer initiatives and information technology systems. There was $1.5 million of unpaid capital expenditures as of September 29, 2018. During fiscal year 2018, investing cash flows also included $1.9 million in proceeds received from the sale of our Junkfood business, while fiscal year 2017 included $26.0 million. See Note 4—Divestitures, for further information on this transaction.
Current year investing activities included $5.8 million of proceeds from the sale of fixed assets.  Property, plant, and equipment of $5.0 million was acquired as part of the DTG2Go acquisition. See Note 3—Acquisitions for more information on this transaction.  Subsequently, a capital lease arrangement was entered into to finance the purchase of this equipment. Additional capital leases were entered into fiscal year 2018 related to $7.8 million of digital print and other machinery and equipment.
We expect to spend approximately $10 million in capital expenditures in fiscal year 2019, primarily on manufacturing equipment along with information technology and direct-to-consumer investments.
Financing Activities
Cash used in financing activities was $6.4 million in fiscal year 2018 compared to $32.7 million in fiscal year 2017. The cash used in our financing activities during fiscal year 2018 was used to fund our operating activities and repurchase our stock. In fiscal year 2017, the cash received from the sale of our Junkfood business was used to reduce debt as well as for stock repurchases throughout the year.
Future Liquidity and Capital Resources
Based on our current expectations, we believe that our credit facility should be sufficient to satisfy our foreseeable working capital needs, and that the cash flow generated by our operations and funds available under our credit facility should be sufficient to service our debt payment requirements, to satisfy our day-to-day working capital needs and to fund our planned capital expenditures. Any material deterioration in our results of operations, however, may result in our loss of the ability to borrow under our revolving credit facility and to issue letters of credit to suppliers, or may cause the borrowing availability under our facility to be insufficient for our needs. Availability under our credit facility is primarily a function of the levels of our accounts receivable and inventory, as well as the uses of cash in our operations. A significant deterioration in our accounts receivable or inventory levels could restrict our ability to borrow additional funds or service our indebtedness. Moreover, our credit facility includes a financial covenant that if the availability under our credit facility falls below the amounts specified in our credit agreement, our Fixed Charge Coverage Ratio (“FCCR”) (as defined in our credit agreement) for the preceding 12-month period must not be less than 1.1 to 1.0. Although our availability at September 29, 2018, was above the minimum thresholds specified in our credit agreement, a significant deterioration in our business could cause our availability to fall below such thresholds, thereby requiring us to maintain the minimum FCCR specified in our credit agreement. As of September 29, 2018, our FCCR was above the minimum threshold specified in our credit agreement.
Off-Balance Sheet Arrangements
As of September 29, 2018, we did not have any off-balance sheet arrangements that were material to our financial condition, results of operations or cash flows as defined by Item 303(a)(4) of Regulation S-K promulgated by the SEC other than the letters of credit, operating leases, and purchase obligations. We have disclosed operating lease commitments in Note 11—Leases, and letters of credit and purchase obligations in Note 16—Commitments and Contingencies.
Dividends and Purchases of our Own Shares
Pursuant to the terms of our credit facility, we are allowed to make cash dividends and stock repurchases if (i) as of the date of the payment or repurchase and after giving effect to the payment or repurchase, we have availability on that date of not less than 15% of the lesser of the borrowing base or the commitment, and average availability for the 30-day period immediately preceding that date of not less than 15% of the lesser of the borrowing base or the commitment; and (ii) the aggregate amount of dividends and stock repurchases after May 10, 2016, does not exceed $10 million plus 50% of our cumulative net income (as defined in the Amended Credit Agreement) from the first day of the third quarter of fiscal year 2016 to the date of determination. At September 29, 2018, and September 30, 2017, there was $14.7 million and $7.7 million, respectively, of retained earnings free of restrictions to make cash dividends or stock repurchases.

Our Board of Directors did not declare, nor were any dividends paid, during fiscal years 2018 and 2017. Any future cash dividend payments will depend upon our earnings, financial condition, capital requirements, compliance with loan covenants and other relevant factors.
As of September 29, 2018, our Board of Directors had authorized management to use up to $60.0 million to repurchase stock in open market transactions under our Stock Repurchase Program. During fiscal years 2018 and 2017, we purchased 463,974 shares and 413,337 shares, respectively, of our common stock for a total cost of $9.0 million and $7.8 million, respectively. As of September 29, 2018, we have purchased 3,357,461 shares of common stock for an aggregate of $47.7 million since the inception of the Stock Repurchase Program. All purchases were made at the discretion of management and pursuant to the safe harbor provisions of SEC Rule 10b-18. As of September 29, 2018, $12.3 million remained available for future purchases under our Stock Repurchase Program, which does not have an expiration date.
CRITICAL ACCOUNTING POLICIES
The discussion and analysis of our financial condition and results of operations are based upon our Consolidated Financial Statements, which were prepared in accordance with GAAP. The preparation of our Consolidated Financial Statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We base our estimates and judgments on historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We have no reason to believe that our past estimates have not been accurate. Our most critical accounting estimates, discussed below, pertain to revenue recognition, accounts receivable and related reserves, inventory and related reserves, the carrying value of goodwill, and the accounting for income taxes.
Note 2 to our Consolidated Financial Statements includes a summary of the significant accounting policies or methods used in the preparation of our Consolidated Financial Statements.
Revenue Recognition
Revenues from product sales are recognized when ownership is transferred to the customer, which includes not only the passage of title, but also the transfer of the risk of loss related to the product. At this point, the sales price is fixed and determinable, and we are reasonably assured of the collectibility of the accounts receivable. The majority of our sales are shipped FOB or Ex Works shipping point and revenue is therefore recognized when the goods are shipped to the customer. For sales that are shipped FOB or Ex Works destination point, we do not recognize the revenue until the goods are received by the customer. Shipping and handling charges billed to our customers are included in net revenue and the related costs are included in cost of goods sold. Revenues are reported on a net sales basis, which is computed by deducting product returns, discounts and estimated returns and allowances. We estimate returns and allowances on an ongoing basis by considering historical and current trends.
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
Inventories and Related Reserves
We state inventories at the lower of cost and net realizable value using the first-in, first-out method. Inventory cost includes materials, labor and manufacturing overhead on manufactured inventory, and all direct and associated costs, including inbound freight, to acquire sourced products. See Note 2(y) for further information regarding yarn procurements. We regularly review inventory quantities on hand and record reserves for obsolescence, excess quantities, irregulars and slow-moving inventory based on historical selling prices, current market conditions, and forecasted product demand to reduce inventory to its net realizable value. If actual selling prices are less favorable than those projected, or if sell-through of the inventory is more difficult than anticipated, additional inventory reserves may be required.
Goodwill
Goodwill and definite-lived intangibles were recorded in conjunction with our acquisitions of Salt Life, Junkfood, DTG2Go, and Coast. We did not record any separately identifiable indefinite-lived intangibles associated with any of these acquisitions. On March 31, 2017, we sold our Junkfood business to JMJD Ventures, LLC. See Note 4—Divestitures for further information on this transaction. Goodwill represents the excess of the purchase price and related costs over the value assigned to net tangible and identifiable intangible assets of businesses acquired. Goodwill must be tested for impairment at least annually or more frequently if events or changes in circumstances indicate that the carrying amount may be impaired, and is required to be written down when impaired. The goodwill impairment testing process involves the use of significant assumptions, estimates and judgments with respect to a variety of factors, including sales, gross margins, selling, general and administrative expenses, capital expenditures, cash flows and the selection of an appropriate discount rate, all of which are subject to inherent uncertainties and subjectivity. When we perform goodwill impairment testing, our assumptions are based on annual business plans and other forecasted results, which we believe represent those of a market participant. We select a discount rate, which is used to reflect market-based estimates of the risks associated with the projected cash flows, based on the best information available as of the date of the impairment assessment.
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
We established a valuation allowance related to certain of our state operating loss carryforward amounts in accordance with the provisions of ASC 740. We continually review the adequacy of the valuation allowance and recognize the benefits of deferred tax assets if reassessment indicates that it is more likely than not that the deferred tax assets will be realized based on earnings forecasts in the respective state tax jurisdictions. As of September 29, 2018, we had state NOLs of approximately $42.7 million, with deferred tax assets of $1.9 million related to these state NOLs, and related valuation allowances against them of approximately $0.5 million. These state net loss carryforwards expire at various intervals from 2019 through 2036.
RECENT ACCOUNTING STANDARDS
For information regarding recently issued accounting standards, refer to Note 2(ad) and Note 2(ae) to our Consolidated Financial Statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Our Consolidated Financial Statements for each of our fiscal years ended September 29, 2018, and September 30, 2017, together with the Reports of Independent Registered Public Accounting Firms thereon, are included in this report commencing on page F-1 and are listed under Part IV, Item 15 in this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 29, 2018, and, based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures were effective at the evaluation date.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 29, 2018. In this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) ("COSO") in Internal Control – Integrated Framework. The scope of our efforts to comply with the internal requirements of Section 404 of the Sarbanes-Oxley Act of 2002 with respect to fiscal year 2018 included all of our operations. Based on our evaluation, our management has concluded that, as of September 29, 2018, our internal control over financial reporting is effective.
The effectiveness of our internal control over financial reporting as of September 29, 2018, has been audited by Ernst & Young, LLP ("EY"), our independent registered public accounting firm, who also audited our Consolidated Financial Statements. EY’s attestation report on our internal controls over financial reporting is included herein.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting during the fourth quarter of fiscal year 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Delta Apparel, Inc. and subsidiaries

Opinion on Internal Control over Financial Reporting

We have audited Delta Apparel, Inc. and subsidiaries’ internal control over financial reporting as of September 29, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Delta Apparel, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of September 29, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of September 29, 2018, and September 30, 2017, and the related consolidated statements of operations, comprehensive income (loss), shareholder’s equity and cash flows for each of the two years in the period ended September 29, 2018, and the related notes and our report dated November 19, 2018, expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ Ernst & Young LLP

Atlanta, GA
November 19, 2018

ITEM 9B.    OTHER INFORMATION
Not Applicable
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item is incorporated herein by reference from the portions of the definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days following the end of our 2018 fiscal year under the headings "Proposal No. 1: Election of Directors", “Corporate Governance”, “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance.”
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
The information required by this Item is incorporated herein by reference from the portions of the definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days following the end of our 2018 fiscal year under the headings “Executive Compensation” and “Compensation Tables.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information relating to security ownership by certain beneficial owners and management is incorporated herein by reference from the portion of the definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days following the end of our 2018 fiscal year under the heading “Stock Ownership of Management and Principal Shareholders."
On February 4, 2015, our shareholders re-approved the Delta Apparel, Inc. 2010 Stock Plan ("2010 Stock Plan") that was originally approved by our shareholders on November 11, 2010. The re-approval of the 2010 Stock Plan, including the material terms of the performance goals included in the 2010 Stock Plan, enabled us to continue to grant equity incentive compensation awards structured in a manner intended to qualify as tax deductible, performance-based compensation under Section 162(m) of the Internal Revenue Code of 1986, as applicable. Since November 2010, no additional awards have been or will be granted under either the Delta Apparel Stock Option Plan ("Option Plan") or the Delta Apparel Incentive Stock Award Plan ("Award Plan"); instead, all stock awards have been and will continue to be granted under the 2010 Stock Plan. The aggregate number of shares of common stock that may be delivered under the 2010 Stock Plan is 500,000 plus any shares of common stock subject to outstanding awards under the Option Plan or Award Plan that are subsequently forfeited or terminated for any reason before being exercised. The 2010 Stock Plan limits the number of shares that may be covered by awards to any participant in a given calendar year and also limits the aggregate awards of restricted stock, restricted stock units and performance stock granted in any given calendar year.
Set forth in the table below is certain information about securities issuable under our equity compensation plans as of September 29, 2018.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	532,500	$16.12	440,664
Equity compensation plans not approved by security holders	—	$—	—
Total	532,500	$16.12	440,664
For additional information on our stock-based compensation plans, see Note 13 - Stock-Based Compensation to the Consolidated Financial Statements.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated herein by reference from the portion of the definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days following the end of our 2018 fiscal year under the heading "Corporate Governance".

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item is incorporated herein by reference from the portion of the definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days following the end of our 2018 fiscal year under the heading “Proposal No. 3: Ratification of Appointment of Independent Registered Public Accounting Firm”.
PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
Financial Statements:
Reports of Independent Registered Public Accounting Firms.
Consolidated Balance Sheets as of September 29, 2018, and September 30, 2017.
Consolidated Statements of Operations for the years ended September 29, 2018, and September 30, 2017.
Consolidated Statements of Comprehensive Income for the years ended September 29, 2018, and September 30, 2017.
Consolidated Statements of Shareholders’ Equity for the years ended September 29, 2018, and September 30, 2017.
Consolidated Statements of Cash Flows for the years ended September 29, 2018, and September 30, 2017.
Notes to Consolidated Financial Statements.
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

3.1.1	Articles of Incorporation of the Company: Incorporated by reference to Exhibit 3.1 to the Company’s Form 10-12B filed on December 30, 1999.

3.1.2	Amendment to Articles of Incorporation of the Company dated September 18, 2003: Incorporated by reference to Exhibit 3.1.2 to the Company’s Form 10-Q filed on November 5, 2003.

3.1.3	Amendment to Articles of Incorporation of the Company dated April 28, 2005: Incorporated by reference to Exhibit 3.1.3 to the Company’s Form 8-K filed on April 29, 2005.

3.1.4	Amendment to Articles of Incorporation of the Company dated November 8, 2007: Incorporated by reference to Exhibit 3.1.4 to the Company’s Form 10-K filed on August 28, 2009.

3.2.1	Bylaws of the Company: Incorporated by reference to Exhibit 3.2.1 to the Company’s Form 10-K filed on August 28, 2009.

3.2.2	Amendment to Bylaws of the Company adopted January 20, 2000: Incorporated by reference to Exhibit 3.2.2 to the Company’s Form 10-K filed on August 28, 2009.

3.2.3	Amendment to Bylaws of the Company adopted February 17, 2000: Incorporated by reference to Exhibit 3.2.3 to the Company’s Form 10-K filed on August 28, 2009.

3.2.4	Amendment to Bylaws of the Company adopted June 6, 2000: Incorporated by reference to Exhibit 3.2.4 to the Company’s Form 10-K filed on August 28, 2009.

3.2.5	Amendment to Bylaws of the Company dated August 17, 2006: Incorporated by reference to Exhibit 3.2.5 to the Company’s Form 10-K filed on August 28, 2009.
3.2.6 Amendment to Bylaws of the Company dated August 12, 2009: Incorporated by reference to Exhibit 3.2.6 to the Company’s Form 10-K filed on August 28, 2009.

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
10.2.5 First Amendment to Fifth Amended and Restated Credit Agreement, dated November 27, 2017, among Delta Apparel, Inc., M.J. Soffe, LLC, Junkfood Clothing Company, Salt Life, LLC, and Art Gun, LLC, the financial institutions named therein as Lenders, and Wells Fargo Bank, National Association, as Administrative Agent, Sole Lead Arranger, and Sole Book Runner: Incorporated by reference to Exhibit 10.2.5 to the Company’s Annual Report on Form 10-K filed on November 28, 2017.
10.2.6 Consent and Second Amendment to Fifth Amended and Restated Credit Agreement, dated March 9, 2018, among Delta Apparel, Inc., M.J. Soffe, LLC, Culver City Clothing Company, Salt Life, LLC, and Art Gun, LLC, the financial institutions named therein as Lenders, and Wells Fargo Bank, National Association, as Administrative Agent, Sole Lead Arranger, and Sole Book Runner: Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 13, 2018.
10.2.7 Consent and Third Amendment to Fifth Amended and Restated Credit Agreement, dated October 8, 2018, among Delta Apparel, Inc., M.J. Soffe, LLC, Culver City Clothing Company, Salt Life, LLC, and DTG2Go, LLC, the financial institutions named therein as Lenders, and Wells Fargo Bank, National Association, as Administrative Agent, Sole Lead Arranger, and Sole Book Runner: Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 9, 2018.

10.3
Delta Apparel, Inc. 2000 Stock Option Plan, Effective as of February 15, 2000, Amended & Restated March 15, 2000: Incorporated by reference to Exhibit 10.4 to the Company’s Form 10-12B/A filed on March 31, 2000.***

10.4
Delta Apparel, Inc. Incentive Stock Award Plan, Effective February 15, 2000, Amended & Restated March 15, 2000: Incorporated by reference to Exhibit 10.5 to the Company’s Form 10-12B/A filed on March 31, 2000.***

10.5 Delta Apparel, Inc. 2010 Stock Plan: Incorporated by reference to Exhibit 99.2 to the Company’s Form 8-K filed on November 4, 2010, and Exhibit 1 to the Company's Proxy Statement filed on December 19, 2014.***
10.6 Yarn Supply Agreement dated as of January 5, 2005, between Delta Apparel, Inc. and Parkdale Mills, LLC and Parkdale America, LLC: Incorporated by reference to Exhibit 10.29 to the Company’s Quarterly Report on Form 10-Q filed on February 9, 2005.**
10.6.1 First Amendment to Yarn Supply Agreement dated as of June 26, 2009 between Delta Apparel, Inc. and Parkdale Mills, LLC, and Parkdale America, LLC: Incorporated by reference to Exhibit 10.7.1 to the Company’s Annual Report on Form 10-K filed on August 28, 2009.**
10.6.2 Second Amendment to Yarn Supply Agreement dated as of October 21, 2011 between Delta Apparel, Inc. and Parkdale Mills, LLC, and Parkdale America, LLC: Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 25, 2011.**
10.6.3 Third Amendment to Yarn Supply Agreement dated as of March 11, 2013, between Delta Apparel, Inc. and Parkdale Mills, LLC, and Parkdale America, LLC: Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 14, 2013.**
10.6.4 Fourth Amendment to Yarn Supply Agreement dated as of December 11, 2015, between Delta Apparel, Inc. and Parkdale Mills, LLC, and Parkdale America, LLC: Incorporated by reference to Exhibit 10.6.4 to the Company’s Annual Report on Form 10-K filed on December 15, 2015.**
10.7 Employment Agreement between Delta Apparel, Inc. and Deborah H. Merrill dated December 31, 2015: Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 7, 2016.***
10.8 Employment Agreement between Delta Apparel, Inc. and Martha M. Watson dated December 31, 2015: Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 7, 2016.***
10.9 Employment Agreement between Delta Apparel, Inc. and Steven E. Cochran dated December 31, 2012: Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on January 3, 2013.***
10.9.1 Amendment to Employment Agreement between Delta Apparel, Inc. and Steven E. Cochran dated January 28, 2013: Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 29, 2013.***
10.11 Employment Agreement between Delta Apparel, Inc. and Robert W. Humphreys dated June 10, 2009: Incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K filed on August 28, 2009.***
10.11.1 First Amendment to Employment Agreement between Delta Apparel, Inc. and Robert W. Humphreys dated August 17, 2011: Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 19, 2011.***

10.11.2 Second Amendment to Employment Agreement between Delta Apparel, Inc. and Robert W. Humphreys dated June 6, 2012: Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 8, 2012.***
10.11.3 Third Amendment to Employment Agreement between Delta Apparel, Inc. and Robert W. Humphreys dated December 5, 2014: Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 8, 2014.***
10.11.4 Fourth Amendment to Employment Agreement between Delta Apparel, Inc. and Robert W. Humphreys dated April 27, 2017: Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on April 28, 2017.***
10.12 Employment Agreement between Delta Apparel, Inc. and Andrew R. DuVall dated January 18, 2016: Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 19, 2016.***
10.13 Employment Agreement between Delta Apparel, Inc. and Justin M. Grow dated December 31, 2015: Incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K filed on November 29, 2016.***
10.14 Employment Agreement between Delta Apparel, Inc. and Jeffery N. Stillwell dated December 31, 2015.***
10.15 Form of Restricted Stock Unit and Performance Unit Award Agreement: Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on November 3, 2011.***
10.16 Delta Apparel Short-Term Incentive Compensation Plan: Incorporated by reference to Exhibit A to the Company's Proxy Statement filed on September 28, 2011, and Exhibit 1 to the Company's Proxy Statement filed on December 29, 2015.***
10.17 Form of Restricted Stock Unit and Performance Unit Award Agreement: Incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K filed on August 29, 2013.***
10.18 Agreement between Delta Apparel, Inc. and IMG Worldwide, Inc. dated December 6, 2013: Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 6, 2013.
10.19 Form of Restricted Stock Unit Award Agreement: Incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K filed on December 10, 2014.***
10.20 Form of Performance Unit Award Agreement: Incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K filed on December 10, 2014.***
10.21 Form of Restricted Stock Unit and Performance Unit Award Agreement: Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on February 9, 2016.***
10.22 Form of Restricted Stock Unit Award Agreement: Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on February 9, 2016.***
10.23 Form of Performance Unit Award Agreement: Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on May 8, 2017.***
10.24 Form of Restricted Stock Unit and Performance Unit Award Agreement: Incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K filed on November 28, 2017.***
10.25 Form of Restricted Stock Unit Award Agreement: Incorporated by reference to Exhibit 10.23 to the Company's Quarterly Report on Form 10-Q filed on May 7, 2018.***
16.1 February 13, 2014, Correspondence from Ernst & Young LLP to SEC: Incorporated by reference to Exhibit 16.1 to the Company's Form 8-K filed on February 13, 2014.
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

DELTA APPAREL, INC.
(Registrant)

November 19, 2018	By: /s/ Deborah H. Merrill
Date	Deborah H. Merrill
Chief Financial Officer and President, Delta Group
(principal financial and accounting officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and as of the dates indicated.

/s/ Anita D. Britt	11/19/2018	/s/ Robert W. Humphreys	11/19/2018
Anita D. Britt	Date	Robert W. Humphreys	Date
Director		Chairman and Chief Executive Officer

/s/ J. Bradley Campbell	11/19/2018	/s/ Deborah H. Merrill	11/19/2018
J. Bradley Campbell	Date	Deborah H. Merrill	Date
Director		Chief Financial Officer and President, Delta Group
(principal financial and accounting officer)

/s/ Sam P. Cortez	11/19/2018	/s/ David G. Whalen	11/19/2018
Sam P. Cortez	Date	David G. Whalen	Date
Director		Director

/s/ Elizabeth J. Gatewood	11/19/2018	/s/ Robert E. Staton, Sr.	11/19/2018
Elizabeth J. Gatewood	Date	Robert E. Staton, Sr.	Date
Director		Director

/s/ G. Jay Gogue	11/19/2018	/s/ A. Alexander Taylor, II	11/19/2018
G. Jay Gogue	Date	A. Alexander Taylor, II	Date
Director		Director

Delta Apparel, Inc. and Subsidiaries

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Delta Apparel, Inc. and subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Delta Apparel, Inc. and subsidiaries (the Company) as of September 29, 2018 and September 30, 2017, the related consolidated statements of operations, comprehensive income (loss), shareholder’s equity, and cash flows for each of the two years in the period ended September 29, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 29, 2018 and September 30, 2017, and the results of its operations and its cash flows for each of the two years in the period ended September 29, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of September 29, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated November 19, 2018, expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2016.

Atlanta, GA
November 19, 2018

Delta Apparel, Inc. and Subsidiaries
Consolidated Balance Sheets
(Amounts in thousands, except share amounts and per share data)

	September 29, 2018	September 30, 2017
Assets
Cash and cash equivalents	$460	$572
Accounts receivable, less allowances of $1,475 and $1,433, respectively	45,605	47,304
Other receivables	1,274	253
Income tax receivable	38	352
Inventories, net	174,983	174,551
Note receivable	100	2,016
Prepaid expenses and other current assets	2,962	2,646
Total current assets	225,422	227,694

Property, plant and equipment, net	52,114	42,706
Goodwill	33,217	19,917
Intangible assets, net	20,498	16,151
Deferred income taxes	1,374	5,002
Equity method investment	8,980	4,140
Other assets	2,004	2,192
Total assets	$343,609	$317,802

Liabilities and Equity
Liabilities:
Accounts payable	$48,008	$46,335
Accrued expenses	16,742	17,704
Current portion of contingent consideration	638	—
Current portion of capital lease financing	3,846	848
Current portion of long-term debt	6,577	7,548
Total current liabilities	75,811	72,435

Long-term income taxes payable	4,259	—
Long-term capital lease financing, less current maturities	9,302	2,519
Long-term debt, less current maturities	92,083	85,306
Deferred income taxes	2,132	—
Other liabilities	—	55
Long-term contingent consideration	9,904	1,600
Total liabilities	$193,491	$161,915
Shareholders’ equity:
Preferred stock—$0.01 par value, 2,000,000 shares authorized, none issued and outstanding	—	—
Common stock —$0.01 par value, 15,000,000 shares authorized, 9,646,972 shares issued, and 6,909,446 and 7,300,297 shares outstanding as of September 29, 2018, and September 30, 2017, respectively	96	96
Additional paid-in capital	61,979	61,065
Retained earnings	128,695	127,358
Accumulated other comprehensive income (loss)	136	(35)
Treasury stock —2,737,526 and 2,346,675 shares as of September 29, 2018, and September 30, 2017, respectively	(40,881)	(32,597)
Equity attributable to Delta Apparel, Inc.	150,025	155,887
Equity attributable to non–controlling interest	93	—
Total equity	150,118	155,887
Total liabilities and equity	$343,609	$317,802
See accompanying Notes to Consolidated Financial Statements.

Delta Apparel, Inc. and Subsidiaries
Consolidated Statements of Operations
(Amounts in thousands, except per share data)

	Fiscal Year Ended
	September 29, 2018	September 30, 2017
Net sales	$395,450	$385,082
Cost of goods sold	313,429	304,360
Gross profit	82,021	80,722

Selling, general and administrative expenses	66,969	67,408
Other, net	(2,351)	(2,865)
Operating income	17,403	16,179

Interest expense	5,713	5,011
Earnings before provision for income taxes	11,690	11,168
Provision for income taxes	10,460	657
Consolidated net earnings	$1,230	$10,511
Less: Net loss attributable to non-controlling interest	(107)	—
Net earnings attributable to shareholders	1,337	10,511

Basic earnings per share	$0.19	$1.40
Diluted earnings per share	$0.18	$1.33

Weighted average number of shares outstanding	7,149	7,531
Dilutive effect of stock options and awards	276	351
Weighted average number of shares assuming dilution	7,425	7,882
See accompanying Notes to Consolidated Financial Statements.

Delta Apparel, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(Amounts in thousands)

	Fiscal Year Ended
	September 29, 2018	September 30, 2017
Net earnings attributable to shareholders	$1,337	$10,511
Other comprehensive income related to unrealized gain on derivatives, net of income tax	171	77
Consolidated comprehensive income	$1,508	$10,588

See accompanying Notes to Consolidated Financial Statements.

Delta Apparel, Inc. and Subsidiaries
Consolidated Statements of Shareholders’ Equity
(Amounts in thousands, except share amounts)

					Accumulated
			Additional		Other			Non-
	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Controlling
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Interest	Total
Balance at October 1, 2016	9,646,972	$96	$60,847	$116,679	$(112)	2,037,245	$(25,495)	—	$152,015

Net earnings	—	—	—	10,511	—	—	—	—	10,511
Other comprehensive income	—	—	—	—	77	—	—	—	77
Stock grant	—	—	(1,476)	—	—	(72,991)	639	—	(837)
Stock options exercised	—	—	(385)	—	—	(30,916)	54	—	(331)
Excess tax benefits from stock awards	—	—	(89)	168	—	—	—	—	79
Purchase of common stock	—	—	—	—	—	413,337	(7,795)	—	(7,795)
Stock based compensation	—	—	2,168	—	—	—	—	—	2,168
Balance at September 30, 2017	9,646,972	96	61,065	127,358	(35)	2,346,675	(32,597)	—	155,887

Net earnings	—	—	—	1,337	—	—	—	—	1,337
Other comprehensive income	—	—	—	—	171	—	—	—	171
Net loss attributable to non-controlling interest	—	—	—	—	—	—	—	(107)	(107)
Stock grant	—	—	(1,661)	—	—	(73,123)	716	—	(945)
Stock options exercised	—	—	—	—	—	—	—	—	—
Purchase of common stock	—	—	—	—	—	463,974	(9,000)	—	(9,000)
Stock based compensation	—	—	2,575	—	—	—	—	—	2,575
Capital contributions by non-controlling interest	—	—	—	—	—	—	—	200	200
Balance at September 29, 2018	9,646,972	$96	$61,979	$128,695	$136	2,737,526	$(40,881)	$93	$150,118
See accompanying Notes to Consolidated Financial Statements.

Delta Apparel, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Amounts in thousands)

	Fiscal Year Ended
	September 29, 2018	September 30, 2017
Operating activities:
Consolidated net earnings	$1,230	$10,511
Adjustments to consolidated net earnings attributable to net cash provided by operating activities:
Depreciation	8,736	8,489
Amortization of intangibles	1,253	1,120
Amortization of deferred financing fees	306	323
Excess tax benefits from stock awards and option exercises	—	89
Provision for deferred income taxes	5,760	322
Change in reserves for allowances on accounts receivable, net	42	(544)
Non-cash stock compensation	2,575	1,872
Loss on disposal of equipment	130	65
Other, net	(2,398)	(2,195)
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	1,424	16,596
Inventories, net	715	(13,782)
Prepaid expenses and other current assets	(208)	863
Other non-current assets	53	(894)
Accounts payable	(1,904)	(4,201)
Accrued expenses	(994)	(4,451)
Income taxes	4,573	(355)
Other liabilities	(55)	110
Net cash provided by operating activities	21,238	13,938

Investing activities:
Purchases of property and equipment	(5,769)	(7,085)
Proceeds from sale of property and equipment	5,779	1
Proceeds from sale of Junkfood assets	1,946	26,000
Investment in capital stock	(500)	—
Investment by non-controlling member	200	—
Cash paid for business	(16,602)	—
Net cash (used in) provided by investing activities	(14,946)	18,916

Financing activities:
Proceeds from long-term debt	459,385	453,860
Repayment of long-term debt	(453,579)	(476,801)
Payment of capital financing	(2,325)	(633)
Repurchase of common stock	(8,940)	(7,938)
Payment of withholding taxes on stock awards and option exercises	(945)	(1,167)
Net cash used in financing activities	(6,404)	(32,679)
Net (decrease) increase in cash and cash equivalents	(112)	175
Cash and cash equivalents at beginning of period	572	397
Cash and cash equivalents at end of period	$460	$572

Supplemental cash flow information:
Cash paid during the period for interest	$5,052	$4,372
Cash paid during the period for income taxes, net of refunds received	$260	$506
Non-cash financing activity—capital lease agreement	$6,840	$2,347
Accrued capital expenditures	$1,242	$—
See accompanying Notes to Consolidated Financial Statements.

Delta Apparel, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 29, 2018

NOTE 1—THE COMPANY
Delta Apparel, Inc. is an international apparel design, marketing, manufacturing and sourcing company that features a diverse portfolio of lifestyle activewear apparel, and related accessory products. We specialize in selling casual and athletic products through a variety of distribution channels and distribution tiers, including department stores, mid and mass channels, e-retailers, sporting goods and outdoor retailers, independent and specialty stores, and the U.S. military. Our products are also made available direct-to-consumer on our websites and in our branded retail stores. We believe this diversified distribution allows us to capitalize on our strengths to provide casual activewear to a broad and evolving customer base whose shopping preferences may span multiple retail channels.
As a vertically-integrated manufacturer, we design and internally manufacture the majority of our products, which allows us to offer a high degree of consistency and quality, leverage scale efficiencies, and react quickly to changes in trends within the marketplace. We have manufacturing operations located in the United States, El Salvador, Honduras and Mexico, and use domestic and foreign contractors as additional sources of production. Our distribution facilities are strategically located throughout the United States to better serve our customers with same-day shipping on our catalog products and weekly replenishments to retailers.
NOTE 2—SIGNIFICANT ACCOUNTING POLICIES
(a) Basis of Presentation: Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America and include the accounts of Delta Apparel and its wholly-owned domestic and foreign subsidiaries, as well as its newly-formed majority-owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation. In January 2018, Delta Apparel, Inc. established Salt Life Beverage, of which Delta Apparel, through its subsidiary, holds a 60% ownership interest. Salt Life Beverage, was formed to manufacture, market and sell Salt Life-branded alcoholic beverages and related products. We have concluded we have a controlling financial interest in Salt Life Beverage in accordance with ASC-810, Consolidations, and ASU 2015-02, Consolidation (Topic 810); Amendments to Consolidations. The non–controlling interest represents the 40% proportionate share of the results of Salt Life Beverage.
We operate our business in two distinct segments: Delta Group and Salt Life Group. Although the two segments are similar in their production processes and regulatory environments, they are distinct in their economic characteristics, products, marketing, and distribution methods. We have reclassified certain amounts in prior-period financial statements to conform to the current period’s presentation.
(b) Fiscal Year: We operate on a 52-53 week fiscal year ending on the Saturday closest to September 30. The 2018 and 2017 fiscal years were 52-week years that ended on September 29, 2018, and September 30, 2017, respectively.
(c) Use of Estimates: The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts and disclosures of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates are adjusted to reflect actual experience when necessary. Significant estimates and assumptions affect many items in our financial statements; for example: allowance for doubtful account receivables, sales returns and allowances, inventory obsolescence, the carrying value of goodwill, income tax assets and related valuation allowance. Our actual results may differ from our estimates.
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
We estimate the net collectibility of our accounts receivable and establish an allowance for doubtful accounts based upon this assessment. In situations where we are aware of a specific customer’s inability to meet its financial obligation, such as in the case of a bankruptcy filing, a specific reserve for bad debts is recorded against amounts due to reduce the net recognized receivable to the amount reasonably expected to be collected. For all other customers, reserves are determined through analysis of the aging of accounts receivable balances, historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in customer payment terms. In addition, reserves are established for other concessions that have been extended to customers, including advertising, markdowns and other accommodations, net of historical recoveries. These reserves are determined based upon historical deduction trends and evaluation of current market conditions. Bad debt expense was less than 1% of net sales in each of fiscal years 2018 and 2017.
(f) Inventories: We state inventories at the lower of cost and net realizable value using the first-in, first-out method. Inventory cost includes materials, labor and manufacturing overhead on manufactured inventory, and all direct and associated costs, including inbound freight, to acquire sourced products. See Note 2(y) for further information regarding yarn procurements. We regularly review inventory quantities on hand and record reserves for obsolescence, excess quantities, irregulars and slow-moving inventory based on historical selling prices, current market conditions, and forecasted product demand to reduce inventory to its net realizable value.
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
(i) Impairment of Long-Lived Assets (Including Amortizable Intangible Assets): In accordance with FASB Codification No. 360, Property, Plant, and Equipment, our long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. When evaluating assets for potential impairment, we compare the carrying amount of the asset to the undiscounted future net cash flows expected to be generated by the asset. If impairment is indicated, the asset is permanently written down to its estimated fair value and an impairment loss is recognized.
(j) Goodwill and Intangible Assets: We recorded goodwill and intangible assets with definite lives, including trade names and trademarks, customer relationships, technology, and non-compete agreements, in conjunction with the acquisitions of Salt Life, DTG2Go, and Coast. On March 31, 2017, we sold the Junkfood business to JMJD Ventures, LLC. See Note 4 — Divestitures for further information on this transaction. Intangible assets are amortized based on their estimated economic lives, ranging from four to twenty years. Goodwill represents the excess of the purchase price over the fair value of net identified tangible and intangible assets and liabilities acquired, and is not amortized. The total amount of goodwill is expected to be deductible for tax purposes. See Note 7 — Goodwill and Intangible Assets for further details.
(k) Impairment of Goodwill: We evaluate the carrying value of goodwill annually or more frequently if events or circumstances indicate that an impairment loss may have occurred. Such circumstances could include, but are not limited to, a significant adverse change in business climate, increased competition or other economic conditions.
We complete our annual impairment test of goodwill on the first day of our third fiscal quarter. We estimate fair value of the applicable reporting unit or units using a discounted cash flow methodology. This methodology represents a level 3 fair value measurement as defined under ASC 820, Fair Value Measurements and Disclosures, since the inputs are not readily observable in the marketplace. The goodwill impairment testing process involves the use of significant assumptions, estimates and judgments with respect to a variety of factors, including sales, gross margins, selling, general and administrative expenses, capital expenditures, cash flows and the selection of an appropriate discount rate, all of which are subject to inherent uncertainties and subjectivity. When we perform goodwill impairment testing, our assumptions are based on annual business plans and other forecasted results, which we believe represent those of a market participant. We select a discount rate, which is used to reflect market-based estimates of the risks associated with the projected cash flows, based on the best information available as of the date of the impairment assessment. Based on the annual impairment analysis, there is not an impairment on the goodwill associated with Salt Life and DTG2Go recorded in our financial statements.
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
(l) Contingent Consideration: At the end of each reporting period, we are required to remeasure the fair value of the contingent consideration related to the Salt Life and DTG2Go acquisitions in accordance with FASB Codification No. 805, Business Combinations (“ASC 805”). Based on the operating results and projections, we analyzed the fair value of the contingent consideration related to the Salt Life and DTG2Go acquisitions as of September 29, 2018. The estimated fair value of the contingent consideration for Salt Life was $1.3 million and $1.6 million at September 29, 2018, and September 30, 2017, respectively. The DTG2Go contingent consideration was valued at $9.2 million at September 29, 2018.
(m) Revenue Recognition: Revenues from product sales are recognized when ownership is transferred to the customer, which includes not only the passage of title, but also the transfer of the risk of loss related to the product. At this point, the sales price is fixed and determinable, and we are reasonably assured of the collectibility of the accounts receivable. The majority of our sales are shipped FOB or Ex Works shipping point and revenue is therefore recognized when the goods are shipped to the customer. For sales that are shipped FOB or Ex Works destination point, we do not recognize the revenue until the goods are received by the customer. Shipping and handling charges billed to our customers are included in net revenue and the related costs are included in cost of goods sold. Revenues are reported on a net sales basis, which is computed by deducting product returns, discounts and estimated returns and allowances. We estimate returns and allowances on an ongoing basis by considering historical and current trends.
Royalty revenue is primarily derived from royalties paid to us by licensees of our intellectual property rights, which include, among other things, trademarks and copyrights. We execute license agreements with our licensees detailing the terms of the licensing arrangement. Royalties are generally recognized upon receipt of the licensee's royalty report in accordance with the terms of the executed license agreement and when all other revenue recognition criteria have been met.
(n) Sales Tax: Sales tax collected from customers and remitted to various government agencies are presented on a net basis (excluded from revenues) in the Consolidated Statements of Operations.
(o) Cost of Goods Sold: We include all manufacturing and sourcing costs incurred prior to the receipt of finished goods at our distribution facilities in cost of goods sold. The cost of goods sold principally includes product cost, purchasing costs, inbound freight charges, insurance, inventory write-downs, and depreciation and amortization expense associated with our manufacturing and sourcing operations. Our gross margins may not be comparable to other companies, since some entities include costs related to their distribution network in cost of goods sold and we exclude them from gross margin, including them instead in selling, general and administrative expenses.
(p) Selling, General and Administrative Expense: We include in selling, general and administrative expenses costs incurred subsequent to the receipt of finished goods at our distribution facilities, such as the cost of stocking, warehousing, picking and packing, and shipping goods for delivery to our customers. Distribution costs included in selling, general and administrative expenses totaled $16.9 million and $14.6 million in fiscal years 2018 and 2017, respectively. In addition, selling, general and administrative expenses include costs related to sales associates, administrative personnel cost, advertising and marketing expenses, royalty payments on licensed products, and other general and administrative expenses.
(q) Advertising Costs: All costs associated with advertising and promoting our products are expensed during the year in which they are incurred and are included in selling, general and administrative expenses in the Consolidated Statements of Operations. We participate in cooperative advertising programs with our customers. Depending on the customer, our defined cooperative programs allow the customer to use from 2% to 5% of its net purchases from us towards advertisements of our products. Because our products are being specifically advertised, we are receiving an identifiable benefit resulting from the consideration for cooperative advertising. Therefore, pursuant to FASB Codification No. 605-50, Revenue Recognition, Customers Payments and Incentives, we record cooperative advertising costs as a selling expense and the related cooperative advertising reserve as an accrued liability. Advertising costs totaled $4.0 million and $4.6 million in fiscal years 2018 and 2017, respectively. Included in these costs were $0.7 million in each of fiscal years 2018 and 2017 related to our cooperative advertising programs.
(r) Stock-Based Compensation: Stock-based compensation cost is accounted for under the provisions of FASB Codification No. 718, Compensation – Stock Compensation (“ASC 718”), the Securities and Exchange Commission Staff Accounting Bulletin No. 107 ("SAB 107"), and the Securities and Exchange Commission Staff Accounting Bulletin No. 110 ("SAB 110"). ASC 718 requires all stock-based payments to employees, including grants of employee stock options, to be recognized as expense over the vesting period using a fair value method. The fair value of our restricted stock awards is the quoted market value of our stock on the grant date.  For performance-based stock awards, in the event we determine it is no longer probable that we will achieve the minimum performance criteria specified in the award, we reverse all of the previously recognized compensation expense in the period such a determination is made. We recognize the fair value, net of estimated forfeitures, as a component of selling, general and administrative expense in the Consolidated Statements of Operations over the vesting period.
We early-adopted ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, (ASU 2016-09). ASU 2016-09 simplifies various aspects of accounting for share-based payment transactions. The most significant change from this update amends the presentation of excess tax benefits and deficiencies in the financial statements by eliminating tax pools and requiring these benefits and deficiencies to be reflected in the income statement. It also allows employer withholding on share based compensation up to the maximum statutory rate without the possibility of triggering liability accounting and allows companies to make a policy election as it relates to forfeitures. Additionally, the ASU provides definitive guidance related to presentation of income tax benefit/deficiencies as an operating activity and payment of taxes for employee withholding from stock compensation as a financing activity within the Consolidated Statements of Cash Flows. ASU 2016-09 was adopted in our fiscal year beginning October 2, 2016, and we have elected to continue our policy of estimating forfeitures.
(s) Income Taxes: We account for income taxes under the liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.
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
(v) Fair Value of Financial Instruments: We use financial instruments in the normal course of our business. The carrying values approximate fair values for financial instruments that are short-term in nature, such as cash, accounts receivable and accounts payable. We estimate that the carrying value of our long-term fixed rate debt approximates fair value based on the current rates offered to us for debt of the same remaining maturities.
(w) Other Comprehensive Income: Other Comprehensive Income consists of net earnings and unrealized gains from cash flow hedges, net of tax. Accumulated other comprehensive income (loss) contained in the shareholders’ equity section of the Consolidated Balance Sheets was $0.1 million as of September 29, 2018, and ($35 thousand) as of September 30, 2017, and was related to interest rate swap agreements.
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
We are exposed to counterparty credit risks on all derivatives. Because these amounts are recorded at fair value, the full amount of our exposure is the carrying value of these instruments. We only enter into derivative transactions with well-established institutions and therefore we believe the counterparty credit risk is minimal.
From time to time, we may purchase cotton option contracts to economically hedge the risk related to market fluctuations in the cost of cotton used in our operations. We do not receive hedge accounting treatment for these derivatives. As such, the realized gains and losses associated with them were recorded within cost of goods sold on the Consolidated Statement of Operations. There were no significant raw material option agreements that were purchased during fiscal years 2018 or 2017.

The table below indicates information on our outstanding interest rate swap agreements during fiscal years 2018 and 2017:

	Effective Date	Notational Amount	LIBOR Rate	Maturity Date
Interest Rate Swap	September 9, 2013	$15 million	1.6480%	September 11, 2017
Interest Rate Swap	September 19, 2013	$15 million	1.4490%	September 19, 2017
Interest Rate Swap	July 19, 2017	$10 million	1.7400%	July 19, 2019
Interest Rate Swap	July 19, 2017	$10 million	1.9900%	May 10, 2021
Interest Rate Swap	July 25, 2018	$20 million	3.1800%	July 25, 2023
During fiscal years 2018 and 2017, these interest rate swap agreements had minimal ineffectiveness and were considered highly effective hedges.
The changes in fair value of the interest rate swap agreements resulted in AOCI gains, net of taxes, of $0.2 million and $0.1 million for the years ended September 29, 2018, and September 30, 2017, respectively. See Note 16(d) - Derivatives for further details.
(z) Equity Method Accounting: We apply the equity method of accounting for investments in companies where we have less than a 50% ownership interest and over which we exert significant influence. We do not exercise control over these companies and do not have substantive participating rights. As such, these entities are not considered variable interest entities. As of September 29, 2018, we own 31% of the outstanding capital stock in our Honduran equity method investment.
(aa) Net Income Attributable to Non-Controlling Interest: The net income attributable to non-controlling interest represents the share of net income allocated to members of our consolidated affiliates.
(ab) Business Combinations: Business combinations completed by Delta Apparel have been accounted for under the acquisition method of accounting. The acquisition method requires the assets acquired and liabilities, including contingencies, to be recorded at the fair value determined at the acquisition date and changes thereafter recorded in income. For significant acquisitions, we obtain independent third-party valuation studies for certain assets acquired and liabilities assumed to assist us in determining the fair value. Goodwill represents the purchase price over the fair value of tangible and intangible assets acquired and liabilities assumed. The results of acquired businesses are included in our results of operations from the date of acquisition.
(ac) Capital Leases: We classify leases as capital or operating leases in accordance with ASC 840 Leases. We account for a lease that transfers substantially all of the benefits and risks incidental to ownership of property as a capital lease. At the inception of a capital lease, we record an asset and payment obligation at an amount equal to the lesser of the present value of the minimum lease payments and the property's fair market value. All other leases are accounted for as operating leases and the related lease payments are charged to expenses as incurred.
(ad) Recently Adopted Accounting Pronouncements:
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
In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. ASU 2015-16 eliminates the requirement that an acquirer in a business combination account for measurement-period adjustments retrospectively. Instead, an acquirer will recognize a measurement-period adjustment during the period in which it determines the amount of the adjustment. The guidance is effective for public business entities for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years.  ASU 2015-16 was adopted in the interim period beginning April 1, 2018 (the first interim period in which we would have recorded measurement-period adjustments, if necessary, since the ASU became effective).  The adoption of this standard did not have an impact on our Consolidated Financial Statements.
In March 2018, the FASB issued ASU 2018-05, Income Taxes (Topic 740), Amendment to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 (SEC Update), ("ASU-2015-05"). ASU 2018-05 amends certain Securities and Exchange Commission (“SEC”) guidance under Topic 740 related to the Tax Cuts and Jobs Act of 2017. It also adds guidance to the FASB Accounting Standards Codification that answers questions regarding how certain income tax effects from the Tax Cuts and Jobs Act of 2017 should be applied to companies’ financial statements. The guidance lists which financial statement disclosures are required under a measurement period approach. ASU 2018-05 was effective immediately and we have made the disclosures required by ASU 2018-05 in Note 10—Income Taxes.

(ae) Recently Issued Accounting Pronouncements Not Yet Adopted:
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, ("ASU 2014-09"). This new guidance requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. ASU 2014-09 is effective for annual periods beginning after December 15, 2017, for public business entities and permits the use of either the retrospective or cumulative effect transition method. Early application is permitted only for annual reporting periods beginning after December 15, 2016. ASU 2014-09 will therefore be effective in our fiscal year beginning September 30, 2018. We have evaluated the new standard against our existing accounting policies and practices, including reviewing standard purchase orders, invoices, shipping terms, and reviewing contracts with customers. We expect that revenue for our primary revenue streams will be recognized at the point in time which is similar to how we it is currently. We have not identified any information that would indicate that the new guidance will have a material impact on our Consolidated Financial Statements. While we are substantially complete with the process of evaluating the impacts that will result from the new guidance, our assessment will be finalized during our first quarter of fiscal year 2019. We expect to have enhanced disclosures related to disaggregation of revenue sources and accounting policies beginning fiscal year 2019. Additionally, we will have changes to our Consolidated Balance Sheets that will include presentation of allowances for sales incentive programs, discounts, markdowns, chargebacks, and returns as accrued liabilities rather than as a reduction to accounts receivable, and the presentation of estimated cost of inventory associated with the allowance for sales returns within other current assets rather than as a component of inventory. We will adopt the new standard in the first quarter of 2019 using the modified retrospective transition method.
In February 2016, the FASB issued ASU No. 2016-02, Leases, ("ASU 2016-02"). ASU 2016-02 requires lessees to recognize assets and liabilities for most leases. All leases will be required to be recorded on the balance sheet with the exception of short-term leases. Early application is permitted. The guidance must be adopted using a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. ASU 2016-02 is effective for financial statements issued for annual periods beginning after December 15, 2018, and interim periods within those annual periods. ASU 2016-02 will therefore be effective in our fiscal year beginning September 29, 2019. We are evaluating the effect that ASU 2016-02 will have on our Consolidated Financial Statements and related disclosures. The Company has not yet selected a transition method.
In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and other (Topic 350), Simplifying the Test for Goodwill Impairment, ("ASU 2017-04"). To simplify the subsequent measurement of goodwill, ASU 2017-04 eliminates Step 2 from the goodwill impairment test. In computing the implied fair value of goodwill under Step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Instead, under the amendments in ASU 2017-04, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. ASU 2017-04 also eliminates the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. Therefore, the same impairment assessment applies to all reporting units. An entity is required to disclose the amount of goodwill allocated to each reporting unit with a zero or negative carrying amount of net assets. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. ASU 2017-04 is effective for financial statements issued for annual and interim periods beginning after December 15, 2019. ASU 2017-04 will therefore be effective in our fiscal year beginning September 29, 2019. We are evaluating the effect that ASU 2017-04 will have on our Consolidated Financial Statements and related disclosures.
In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, ("ASU 2017-12"). The amendments in ASU 2017-12 apply to any entity that elects to apply hedge accounting in accordance with U.S. GAAP. ASU 2017-12 permits more flexibility in hedging interest rate risk for both variable rate and fixed rate financial instruments, and the ability to hedge risk components for nonfinancial hedges. In addition, this ASU requires an entity to present the earnings effect of hedging the instrument in the same income statement line in which the earnings effect of the hedge item is reported. In addition, companies no longer need to separately measure and report hedge ineffectiveness and can use an amortization approach or continue with mark-to-market accounting. ASU 2016-02 is effective for financial statements issued for fiscal years beginning after December 15, 2018, and interim periods within those annual periods. ASU 2016-02 will therefore be effective in our fiscal year beginning September 30, 2018. We are evaluating the effect that ASU 2017-12 will have on our Consolidated Financial Statements and related disclosures and do not believe it will have a material impact.
NOTE 3—ACQUISITIONS
On March 9, 2018, our Art Gun, LLC subsidiary purchased substantially all of the assets of Teeshirt Ink, Inc. d/b/a DTG2Go, a premium provider of direct-to-garment digital printed products. In connection with the transaction, we changed the name of Art Gun, LLC to DTG2Go, LLC and now market the consolidated digital print business under the DTG2Go name. We believe the DTG2Go acquisition makes us a clear leader in the direct-to-garment digital print and fulfillment marketplace and the acquisition accelerated our geographic expansion plans for this business. Following the acquisition, the integrated business operated from two locations in Florida and a location in Nevada serving the western United States. In addition, in May we opened a digital print facility at our Soffe campus in North Carolina to service the northeastern region. With this acquisition, DTG2Go nearly doubled its revenue and capacity, broadened its product line into posters and stickers, and further enhanced service levels with quicker delivery capabilities in the United States and to over 100 countries worldwide.
We have included the financial results of the acquired entity since the date of the acquisition in our Delta Group segment. It is not practicable to disclose the revenue and income of the recent acquisition since the acquisition date, as we have integrated the DTG2Go and Art Gun businesses together during the current period.
The DTG2Go acquisition purchase price consisted of $16.6 million in cash and additional payments valued at $8.7 million contingent on the combined business’s achievement of certain performance targets related to sales and earnings before interest, taxes, depreciation and amortization ("EBITDA") for the period from April 1, 2018, through September 29, 2018, as well as for our fiscal years 2019, 2020, 2021 and 2022. The cash portion of the purchase price included: (i) a payment at closing of $11.4 million, less the amount of any indebtedness of the sellers with respect to any assets included in the transaction, and (ii) two additional payments of $2.5 million, with the first payment subject to post-closing net working capital adjustments, paid on July 1, 2018, and the second paid on September 9, 2018. As of September 29, 2018, all payments have been made in accordance with the acquisition agreement. The below table represents the consideration paid:

Cash	$11,350
Deferred consideration	5,000
Contingent consideration	8,700
Working capital adjustment	252
Total consideration	$25,302

During the fourth quarter, we completed the accounting for the acquisition. During the fiscal fourth quarter, we recorded measurement-period adjustments of $2.8 million to contingent consideration and goodwill. The final allocation of consideration to the assets and liabilities are noted in the table below, which includes measurement-period adjustments recorded in our third and fourth quarters of fiscal year 2018. The total amount of goodwill is expected to be deductible for tax purposes.

	Allocation as of March 31, 2018	Measurement Period Adjustments	Allocation as of September 29, 2018
Accounts receivable	$822	$(34)	$788
Other assets	—	102	102
Inventory	1,159	(13)	1,146
Fixed assets	—	150	150
Assets held for sale	5,000		5,000
Goodwill	9,800	3,500	13,300
Intangible assets	5,200	400	5,600
Accounts payable	(5,981)	5,210	(771)
Other liabilities	—	(13)	(13)
Contingent consideration	(4,650)	(4,050)	(8,700)
Consideration paid	$11,350	$5,252	$16,602
We accounted for the DTG2Go acquisition pursuant to ASC 805, Business Combinations, with the purchase price allocated based upon fair value. The methods used to determine the fair value assigned to the fixed and intangible assets in the table above fall into Level 3 inputs as defined by FASB Codification No. 820, Fair Value Measurements and Disclosures. The fair value of the fixed assets acquired were determined using the market approach, based on analysis of sales and offerings for assets that are considered similar to the acquired assets. The fair value of the acquired customer relationships intangible assets was valued using discounted cash flows in the multi-period excess earnings method. Assets held for sale include property, plant, and equipment of $5.0 million that were acquired as part of the DTG2Go acquisition. Subsequently, a capital lease arrangement was entered into to finance the purchase of the equipment. The capital lease is for $5.0 million and the lease term is thirty-six months. No gain or loss was recorded in conjunction with this lease transaction.

NOTE 4—DIVESTITURES
Junkfood Divestiture
On March 31, 2017, we completed the sale of our Junkfood business to JMJD Ventures, LLC for $27.9 million. The business sold consisted of vintage-inspired Junk Food branded and private label products sold in the United States and internationally. We received cash at closing of $25.0 million and recorded a $2.9 million note receivable with payments due between June 30, 2017, and March 30, 2018. The note receivable was amended on June 29, 2017, to revise the repayment schedule for payments to be made between September 29, 2017, and March 30, 2018. As of September 29, 2018, all payments related to the sale of our Junkfood business have been received.
We realized a $1.3 million pre-tax gain on the sale of the Junkfood business resulting from the proceeds of $27.9 million less the costs of assets sold and other expenses, and less direct selling costs associated with the transaction. The pre-tax gain was recorded in the Condensed Consolidated Statement of Operations and is included in Other income, net.
NOTE 5—INVENTORIES
Inventories, net of reserves of $10.5 million and $9.8 million as of September 29, 2018, and September 30, 2017, respectively, consist of the following (in thousands):

	September 29, 2018	September 30, 2017
Raw materials	$9,641	$8,973
Work in process	18,327	18,543
Finished goods	147,015	147,035
	$174,983	$174,551
Raw materials include finished yarn and direct materials for the Delta Group, undecorated garments for the DTG2Go business and direct embellishment materials for the Salt Life Group.
NOTE 6—PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consist of the following (in thousands, except economic life data):

	Estimated Useful Life	September 29, 2018	September 30, 2017
Land and land improvements	25 years	$569	$572
Buildings	20 years	3,096	2,989
Machinery and equipment	10 years	90,565	75,838
Computers and software	3-10 years	20,724	20,128
Furniture and fixtures	7 years	3,073	2,251
Leasehold improvements	3-10 years	5,702	5,275
Vehicles and related equipment	5 years	754	791
Construction in progress	N/A	1,649	3,035
		126,132	110,879
Less accumulated depreciation and amortization		(74,018)	(68,173)
		$52,114	$42,706

The acquisition cost of machinery and equipment acquired under capital leases were $16.6 million and $2.5 million as of September 29, 2018, and September 30, 2017, respectively.

NOTE 7—GOODWILL AND INTANGIBLE ASSETS
Goodwill and components of intangible assets consist of the following (in thousands):

	September 29, 2018			September 30, 2017
	Cost	Accumulated Amortization	Net Value	Cost	Accumulated Amortization	Net Value	Economic Life

Goodwill	$33,217	$—	$33,217	$19,917	$—	$19,917	N/A

Intangibles:
Tradename/trademarks	$16,090	$(2,736)	$13,354	$16,090	$(2,193)	$13,897	20 - 30 yrs
Customer relationships	4,500	(253)	4,247	—	—	—	20 yrs
Technology	1,720	(1,105)	615	1,220	(947)	273	10 yrs
License Agreements	2,100	(527)	1,573	2,100	(423)	1,677	15 - 30 yrs
Non-compete agreements	1,637	(928)	709	1,037	(733)	304	4 – 8.5 yrs
Total intangibles	$26,047	$(5,549)	$20,498	$20,447	$(4,296)	$16,151
Goodwill represents the acquired goodwill net of the cumulative impairment losses recorded in fiscal year 2011 of $0.6 million. The goodwill recorded on our financial statements is included in both the Delta Group and Salt Life Group segments. The Delta Group segment includes $13.3 million of goodwill, and the Salt Life Group segment includes $19.9 million.
On March 9, 2018, we acquired substantially all of the assets of Teeshirt Ink, Inc. d/b/a DTG2Go. See Note 3—Acquisitions. We have identified certain intangible assets associated with the acquisition, including technology, customer relationships, non-compete agreements and goodwill. During the fourth quarter, we completed the accounting for the acquisition. We recorded measurement period adjustments to increase the residual value of goodwill by $3.5 million and the fair value of intangible assets by $0.4 million. After recording these measurement period adjustments, the residual value of goodwill associated with DTG2Go was $13.3 million, and the fair value of technology, customer relationships, and non-compete agreements at $5.6 million.
Depending on the type of intangible assets, amortization is recorded under Cost of Goods Sold or SG&A expenses. Amortization expense for intangible assets was $1.3 million for the year ended September 29, 2018, and $1.1 million for the year ended September 30, 2017. Amortization expense is estimated to be approximately $1.5 million for fiscal year 2019, $1.4 million for fiscal year 2020, and approximately $1.3 million for each of fiscal years 2021 and 2022.
NOTE 8—ACCRUED EXPENSES
Accrued expenses consist of the following (in thousands):

	September 29, 2018	September 30, 2017
Accrued employee compensation and benefits	$11,138	$12,683
Taxes accrued and withheld	882	931
Accrued insurance	162	126
Accrued advertising	286	524
Accrued royalties	16	113
Accrued commissions	484	327
Accrued freight	1,023	1,060
Other	2,751	1,940
	$16,742	$17,704

NOTE 9—LONG-TERM DEBT
Long-term debt consists of the following (in thousands):

	September 29, 2018	September 30, 2017
Revolving U.S. credit facility, interest at base rate or adjusted LIBOR rate plus an applicable margin (interest at 4.1% on September 29, 2018) due May 2021	$85,746	$74,608
Revolving credit facility with Banco Ficohsa, a Honduran bank, interest at 7.4% due August 2020 (denominated in U.S. dollars)	4,958	4,975
Term loan with Banco Ficohsa, a Honduran bank, interest at 7%, monthly installments beginning March, 2011 through March 2018 (denominated in U.S. dollars)	—	486
Term loan with Banco Ficohsa, a Honduran bank, interest at 6.0%, monthly installments beginning November 2014 through December 2020 (denominated in U.S. dollars)	1,400	2,000
Term loan with Banco Ficohsa, a Honduran bank, interest at 6.0%, monthly installments beginning June 2016 through April 2022 (denominated in U.S. dollars)	1,067	1,358
Term loan with Banco Ficohsa, a Honduran bank, interest at 6.0%, monthly installments beginning October 2017 through September 2021 (denominated in U.S. dollars)	3,018	4,083
Salt Life acquisition promissory note, imputed interest at 3.62%, quarterly payments beginning September 2016 through June 2019	2,471	5,344
	98,660	92,854
Less current installments	(6,577)	(7,548)
Long-term debt, excluding current installments	$92,083	$85,306
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
At September 29, 2018, we had $85.7 million outstanding under our U.S. revolving credit facility at an average interest rate of 4.1%, and had the ability to borrow an additional $25.9 million. This credit facility includes the financial covenant that if the amount of availability falls below the threshold amounts set forth in the Amended Credit Agreement, our Fixed Charge Coverage Ratio (“FCCR”) (as defined in the Amended Credit Agreement) for the preceding 12-month period must not be less than 1.1 to 1.0. We were not subject to the FCCR covenant as of September 29, 2018, because our availability was above the minimum required under the Amended Credit Agreement. At September 29, 2018, our FCCR was above the required 1.1 to 1.0 ratio and, therefore, we would have satisfied our financial covenant had we been subject to it. In addition, the credit facility includes customary conditions to funding, representations and warranties, covenants, and events of default. The covenants include, among other things, limitations on asset sales, consolidations, mergers, liens, indebtedness, loans, investments, guaranties, acquisitions, dividends, stock repurchases, and transactions with affiliates.
Proceeds of the loans made pursuant to the Amended Credit Agreement may be used for permitted acquisitions (as defined in the Amended Credit Agreement), general operating expenses, working capital, other corporate purposes, and to finance credit facility fees and expenses. Pursuant to the terms of our credit facility, we are allowed to make cash dividends and stock repurchases if (i) as of the date of the payment or repurchase and after giving effect to the payment or repurchase, we have availability on that date of not less than 15% of the lesser of the borrowing base or the commitment, and average availability for the 30-day period immediately preceding that date of not less than 15% of the lesser of the borrowing base or the commitment; and (ii) the aggregate amount of dividends and stock repurchases after May 10, 2016, does not exceed $10 million plus 50% of our cumulative net income (as defined in the Amended Credit Agreement) from the first day of the third quarter of fiscal year 2016 to the date of determination. At September 29, 2018, and September 30, 2017, there was $14.7 million and $7.7 million, respectively, of retained earnings free of restrictions to make cash dividends or stock repurchases.
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
In August 2013, we acquired Salt Life and issued two promissory notes in the aggregate principal amount of $22.0 million, which included a one-time installment of $9.0 million that was paid as required on September 30, 2014, and quarterly installments commencing on March 31, 2015, with the final installment due on June 30, 2019. The promissory notes are zero-interest notes and state that interest will be imputed as required under Section 1274 of the Internal Revenue Code. We have imputed interest at 1.92% and 3.62% on the promissory notes that matured on June 30, 2016, and will mature on June 30, 2019, respectively. At September 29, 2018, the discounted value of the promissory note was $2.5 million.
Since March 2011, we have entered into loans and a revolving credit facility with Banco Ficohsa, a Honduran bank, in order to finance both the operations and capital expansion of our Honduran facilities. Each of these loans is secured by a first-priority lien on the assets of our Honduran operations, and is not guaranteed by our U.S. entities. These loans are denominated in U.S. dollars and the carrying value of the debt approximates the fair value. The revolving credit facility requires minimum payments during each six-month period of the 18-month term; however, the loan agreement permits additional drawdowns to the extent payments are made and certain objective covenants are met. The current revolving Honduran debt, by its nature, is not long-term, as it requires scheduled payments each six months. However, as the loan permits us to re-borrow funds up to the amount repaid, subject to certain covenants, and we intend to re-borrow funds, subject to the objective covenants, the amounts have been classified as long-term debt. Information about these loans and the outstanding balance as of September 29, 2018, is listed as part of the long-term debt schedule above.
The aggregate maturities of debt at September 29, 2018, are as follows (in thousands):

Fiscal Year	Amount
2019	$6,577
2020	9,064
2021	3,529
2022	79,490
2023	—
Thereafter	—
$98,660

NOTE 10—INCOME TAXES
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
Global intangible low-taxed income (“GILTI”) is the excess of the shareholder’s net CFC-tested income over the net deemed tangible income return.  We are continuing to evaluate the GILTI provision of the New Tax Legislation and the application of ASC 740, as it is not applicable until our 2019 fiscal year. Therefore, we have not made any adjustments related to potential GILTI tax in our financial statements.
In the quarter ended December 30, 2017, when the New Tax Legislation was enacted, we made reasonable estimates of the effects on our existing deferred tax balances and the one-time transition tax, recording $10.6 million of tax expense based on an estimate of our total earnings and profits (E&P) from our foreign subsidiaries which were previously deferred from U.S. taxes. During the quarter ended September 29, 2018, the provisional amount was adjusted by $0.1 million to record $10.7 million based on our E&P study. The $10.7 million of transition tax remains provisional as we continue to refine our calculations during the measurement period. We do not expect the changes to the amount recorded to be material. This will be paid over eight years. We intend to reinvest all of our unremitted earnings of our foreign subsidiaries and therefore, outside of the transition tax mentioned previously, we have provided no provision for income taxes which may result from withholding taxes and/or other outside basis differences.  We believe that the determination of such income taxes is impracticable. We anticipate that the benefit resulting from the reduction of the federal tax rate from 34% to 21% will offset the future payments of the transition tax, resulting in minimal cash flow impact. Excluding the effect of this discrete item, the effective tax rate on operations for the fiscal year ended September 29, 2018, was a benefit of 1.7%. This compares to an effective income tax rate of 5.9% for the fiscal year ended September 30, 2017.
The provision for income taxes consists of the following (in thousands):

	Period ended
	September 29, 2018	September 30, 2017
Current:
Federal	$4,629	$215
State	16	47
Foreign	121	127
Total current	$4,766	$389
Deferred:
Federal	$5,927	$(112)
State	(233)	380
Total deferred	5,694	268
Provision for income taxes	$10,460	$657
For financial reporting purposes our income before provision for income taxes includes the following components (in thousands):

	Period ended
	September 29, 2018	September 30, 2017
United States, net of loss attributable to non-controlling interest	$156	$1,767
Foreign	11,534	9,401
	$11,690	$11,168

The change in the federal statutory rate from 34% to 21% as a result of the New Tax Legislation is effective as of December 22, 2017, in our fiscal year 2018. As such, the blended federal statutory tax rate for the fiscal year was 24%. We remeasured our deferred tax assets and liabilities based on an estimated scheduling of when we anticipate these amounts will reverse and by applying estimated rates based on the period in which we believe they will reverse. The amount of expense related to the remeasurement of our deferred tax balance was approximately $0.6 million.
We benefit from having income in foreign jurisdictions that are either exempt from income taxes or have tax rates that are lower than those in the United States. Our annual income tax rate for the fiscal year ending September 29, 2018, excluding the discrete tax expense associated with the New Tax Legislation, was a benefit of 1.7%. However, changes in the mix of U.S. taxable income compared to profits in tax-free or lower-tax jurisdictions can have a significant impact on our overall effective tax rate. In addition, the impact of the New Tax Legislation may differ from our initial provisional estimates, possibly materially, due to, among other things, changes in interpretations and assumptions made regarding the New Tax Legislation, guidance that may be issued and actions we may take as a result of the New Tax Legislation.
A reconciliation between actual provision for income taxes and the provision for income taxes computed using the federal statutory income tax rate of 24.25% for fiscal year 2018 and 34.0% for fiscal year 2017 is as follows (in thousands):

	Period ended
	September 29, 2018	September 30, 2017
Income tax expense at the statutory rate of 24.25% and 34.0%	$2,861	$3,797
State income tax benefit, net of federal income tax effect	16	(80)
Impact of Federal rate change	624	—
Federal transition tax	10,039	—
Impact of state rate changes	(236)	115
Rate difference and nondeductible items in foreign jurisdictions	—	33
Impact of foreign earnings in tax-free zone	(2,676)	(3,052)
Valuation allowance adjustments	—	362
Nondeductible compensation	—	—
Nondeductible amortization and other permanent differences	(163)	(496)
Other	(5)	(22)
Provision for income taxes	$10,460	$657
Significant components of our deferred tax assets and liabilities are as follows (in thousands):

	September 29, 2018	September 30, 2017
Deferred tax assets:
Federal net operating loss carryforwards	$—	$2,902
State net operating loss carryforwards	1,870	1,573
Derivative — interest rate contracts	—	21
Alternative minimum tax credit carryforward	397	404
Inventories and reserves	3,277	3,681
Accrued compensation and benefits	1,881	3,139
Receivable allowances and reserves	371	543
Other	67	98
Gross deferred tax assets	7,863	12,361
Less valuation allowance — state net operating loss	(493)	(493)
Net deferred tax assets	7,370	11,868

Deferred tax liabilities:
Depreciation	(5,459)	(3,501)
Goodwill and intangibles	(2,529)	(3,319)
Derivative — interest rate contracts	(46)	—
Other	(94)	(46)
Gross deferred tax liabilities	(8,128)	(6,866)
Net deferred tax (liability) asset	(758)	5,002
As of September 30, 2017, we had federal net operating loss carryforwards of approximately $8.5 million. The deferred tax assets resulting from federal net operating losses for September 30, 2017, was $2.9 million. As of September 29, 2018, there were no federal net operating loss carryforwards, as these were utilized in connection with settling the transition tax.
As of September 29, 2018, and September 30, 2017, we had state net operating loss carryforwards of approximately $42.7 million and $41.6 million, respectively. These carryforwards expire at various intervals from 2019 through 2036. Our deferred tax asset related to state net operating loss carryforwards is reduced by a valuation allowance to result in deferred tax assets we consider more likely than not to be realized.
For both federal and state purposes, the ultimate realization of deferred tax assets depends upon the generation of future taxable income or tax planning strategies during the periods in which those temporary differences become deductible or when the carryforwards are available.
FASB Codification No. 740, Income Taxes (“ASC 740”) requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not (i.e., a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. Accrued interest and penalties related to unrecognized tax benefits would also be recorded. We did not have any material unrecognized tax benefits as of September 29, 2018, or September 30, 2017.
We file income tax returns in the U.S. federal jurisdiction and various state, local and foreign jurisdictions. Tax years 2014, 2015 and 2016, according to statute and with few exceptions, remain open to examination by various federal, state, local and foreign jurisdictions.
NOTE 11—LEASES
We have several non-cancelable leases primarily related to buildings, machinery, office equipment and computer systems. Certain land and building leases have renewal options generally for periods ranging from 5 to 10 years.
Future minimum lease payments under non-cancelable leases as of September 29, 2018, were as follows (in thousands):

Fiscal Year	Amount
2019	$13,209
2020	11,795
2021	8,637
2022	6,264
2023	4,929
Thereafter	12,852
$57,686
Rent expense for all operating leases was $9.9 million and $8.8 million for fiscal years 2018 and 2017, respectively.
NOTE 12—EMPLOYEE BENEFIT PLANS
We sponsor and maintain a 401(k) retirement savings plan (the “401(k) Plan”) for our employees who meet certain requirements. The 401(k) Plan permits participants to make pre-tax contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code, as well as a Roth Plan that allows for after tax contributions. The 401(k) Plan provides for us to make a guaranteed match of a defined portion of the employee’s contributions. During each of fiscal years 2018 and 2017 we contributed approximately $0.9 million to the 401(k) Plan.
We provide post-retirement life insurance benefits for certain retired employees. The plan is noncontributory and is unfunded, and therefore, benefits and expenses are paid from our general assets as they are incurred. All of the employees in the plan are fully vested and the plan was closed to new employees in 1990. The discount rate used in determining the liability was 6.0% for fiscal years 2018 and 2017. The following table presents the benefit obligation, which is included in accrued expenses in the accompanying balance sheets (in thousands).

	September 29, 2018	September 30, 2017
Balance at beginning of year	$343	$344
Interest expense	3	5
Benefits paid	(34)	(6)
Adjustment	1	—
Balance at end of year	$313	$343
NOTE 13—STOCK-BASED COMPENSATION
On February 4, 2015, our shareholders re-approved the Delta Apparel, Inc. 2010 Stock Plan ("2010 Stock Plan") that was originally approved by our shareholders on November 11, 2010. The re-approval of the 2010 Stock Plan, including the material terms of the performance goals included in the 2010 Stock Plan, enabled us to continue to grant equity incentive compensation awards that are structured in a manner intended to qualify as tax deductible, performance-based compensation under Section 162(m) of the Internal

Revenue Code of 1986, as applicable. The New Tax Legislation changed several conclusions under Section 162(m), including that there will no longer be a performance-based compensation exemption, and the Chief Financial Officer position is now included in the applicable calculation along with the next three highest-paid officers. This reform impacts our 2018 tax year.
Since November 2010, no additional awards have been or will be granted under either the Delta Apparel Stock Option Plan ("Option Plan") or the Delta Apparel Incentive Stock Award Plan ("Award Plan"); instead, all stock awards have been and will continue to be granted under the 2010 Stock Plan.
We account for these plans pursuant to ASC 718, SAB 107 and SAB 110. Shares are generally issued from treasury stock upon exercise of the options or the vesting of the restricted stock units and performance units. We early adopted ASU 2016-09 in our fiscal year beginning October 2, 2016. See Note 2—Significant Accounting Policies (r) Stock-Based Compensation for further detail.
Compensation expense is recorded on the selling, general and administrative expense line item in our Consolidated Statements of Operations over the vesting periods. Total employee stock-based compensation expense for fiscal years 2018 and 2017 was $2.6 million and $2.3 million, respectively. Associated with the compensation cost are income tax benefits recognized of $0.1 million and $0.9 million in fiscal years 2018 and 2017, respectively.
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
Stock Options
No stock options were granted during fiscal year 2018. All remaining outstanding options expired during the quarter ended March 31, 2018, and accordingly were forfeited.
A summary of the stock option activity during the periods ended September 29, 2018, and September 30, 2017, is as follows:

	Fiscal Year Ended
	September 29, 2018		September 30, 2017
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Stock options outstanding, beginning of period	10,000	$13.07	10,000	$13.07
Stock options granted	—	—	—	—
Stock options exercised	—	—	—	—
Stock options forfeited	(10,000)	13.07	—	—
Stock options outstanding, end of period	—	$—	10,000	$13.07
Stock options outstanding and exercisable, end of period	—	$—	10,000	$13.07

Restricted Stock Units and Performance Units
The following table summarizes the restricted stock unit and performance unit award activity during the periods ended September 29, 2018, and September 30, 2017:

	Fiscal Year Ended
	September 29, 2018		September 30, 2017
	Number of Units	Weighted average grant date fair value	Number of Units	Weighted average grant date fair value
Units outstanding, beginning of fiscal period	512,856	$13.09	585,638	$11.54
Units granted	205,500	$20.57	126,000	$17.97
Units issued	(146,781)	$12.89	(64,846)	$11.14
Units forfeited	(39,075)	$11.88	(133,936)	$12.02
Units outstanding, end of fiscal period	532,500	$16.12	512,856	$13.09
During fiscal year 2018, restricted stock units and performance units, each consisting of 57,750 shares of our common stock, were granted and are eligible to vest upon the filing of our Annual Report on Form 10-K for the fiscal year ending September 28, 2019. One-half of the restricted stock units and one-half of the performance units are payable in common stock and one-half are payable in cash.
During fiscal year 2018, restricted stock units representing 90,000 shares of our common stock were granted and are eligible to vest upon the filing of our Annual Report on Form 10-K for the fiscal year ending October 3, 2020. These restricted stock units are payable in common stock.
During fiscal year 2018, restricted stock units and performance units representing 54,602 and 92,068 shares of our common stock, respectively, vested upon the filing of our Annual Report on Form 10-K for the fiscal year ended September 30, 2017, and were issued in accordance with their respective agreements. One-half of the restricted stock units were paid in common stock and one-half in cash. Of the performance units, 72,138 were paid in common stock and 19,930 were paid in cash. In addition, restricted stock units and performance units representing 2,000 shares of our common stock vested and were issued in accordance with their agreement. One-half of the restricted stock units and one-half of the performance units were paid in common stock and one-half were paid in cash.
During fiscal year 2017, performance stock units representing 126,000 shares of our common stock were granted. Of these units, and subject to satisfaction of the applicable performance criteria at target levels, 42,000 will vest with the filing of our Annual Report on Form 10-K for our fiscal year ended September, 29, 2018, 42,000 will vest with the filing of our Annual Report on Form 10-K for our fiscal year ending September, 28, 2019, and 42,000 will vest with the filing of our Annual Report on Form 10-K for our fiscal year ending October 3, 2020. Based upon the performance achieved for fiscal year 2018, 42,000 shares will vest with the filing of our Annual Report on Form 10-K for our fiscal year ended September 29, 2018.
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
During fiscal year 2017, in association with the sale of our Junkfood business (see Note 4—Divestitures), restricted stock units and performance units representing 45,000 and 5,000 shares of our common stock, respectively, vested on an accelerated basis as a result of the sale of the Junkfood business and were issued in accordance with their respective agreements. One-half of the performance units were payable in common stock and one-half were payable in cash. Of the restricted stock units, 42,500 were payable in common stock and 2,500 were payable in cash. The $0.3 million expense related to the accelerated vesting of equity awards in connection with the sale of the Junkfood business was recorded in the Gain on sale of business line item in our Condensed Consolidated Statements of Operations.
As of September 29, 2018, there was $3.3 million of total unrecognized compensation cost related to unvested restricted stock units and performance units under the 2010 Stock Plan. This cost is expected to be recognized over a period of 2.2 years years.

The following table summarizes information about the unvested restricted stock units and performance units as of September 29, 2018.

Restricted Stock Units/Performance Units	Number of Units	Average Market Price on Date of Grant	Vesting Date*
Fiscal Year 2015 Restricted Stock Units	95,000	$10.52	November 2018
Fiscal Year 2015 Restricted Stock Units	110,000	$10.73	November 2018
Fiscal Year 2017 Performance Units	42,000	$17.97	November 2018
Fiscal Year 2017 Performance Units	42,000	$17.97	November 2019
Fiscal Year 2017 Performance Units	42,000	$17.97	November 2020
Fiscal Year 2018 Restricted Stock Units	53,750	$21.51	November 2019
Fiscal Year 2018 Performance Units	53,750	$21.51	November 2019
Fiscal Year 2018 Restricted Stock Units	2,000	$17.97	November 2019
Fiscal Year 2018 Performance Units	2,000	$17.97	November 2019
Fiscal Year 2018 Restricted Stock Units	90,000	$19.52	November 2020
	532,500
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
A summary of our stock option activity during the periods ended September 29, 2018, and September 30, 2017, is as follows:

	Fiscal Year Ended
	September 29, 2018		September 30, 2017
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Stock options outstanding, beginning of period	6,000	$8.30	86,000	$8.30
Stock options exercised	—	$—	(80,000)	$8.30
Stock options forfeited	(6,000)	$8.30	—	$—
Stock options outstanding, end of period	—	$—	6,000	$8.30
Stock options outstanding and exercisable, end of period	—	$—	6,000	$8.30
All remaining outstanding options expired during fiscal year 2018, and accordingly were forfeited. The total intrinsic value of options exercised during fiscal year 2017 was $1.0 million. During fiscal year 2017, stock option exercises resulted in a reduction of deferred excess tax benefits by $0.1 million.
NOTE 14—BUSINESS SEGMENTS
During fiscal year 2018, we made a strategic decision to re-align our business into segments that better reflect our operating model and allow us to better leverage and more efficiently manage our cost structure as we plan future growth. With this realignment, we changed and renamed our reportable segments to reflect how our Chief Operating Decision maker and management currently make financial decisions and allocate resources. We are now reporting our results under the Delta Group, comprising our Delta Activewear, DTG2Go and Soffe business units, and the Salt Life Group, comprising our Salt Life and Coast business units. Junkfood was included in the Salt Life Group segment until its divestiture in March, 2017. We have recast the segment information for the fiscal year ended September 30, 2017, to conform to the current presentation.
The Delta Group is comprised of our business units primarily focused on core activewear styles, and includes our Delta Activewear (which includes Delta Catalog and FunTees), Soffe, and DTG2Go business units. We market, distribute and manufacture unembellished knit apparel under the main brands of Soffe®, Delta Platinum, Delta Pro Weight®, and Delta Magnum Weight® for sale to a diversified audience ranging from large licensed screen printers to small independent businesses. We also manufacture private label products for major branded sportswear companies, trendy regional brands, retailers, and sports licensed apparel marketers. Typically, our private label products are sold with value-added services such as hangtags, ticketing, hangers, and embellishment so that they are fully ready for retail. Using digital print equipment and its proprietary technology, DTG2Go embellishes garments to create private label, custom decorated apparel servicing the fast-growing e-retailer channels, as well as the ad specialty, promotional products and retail marketplaces.
The Salt Life Group is comprised of our lifestyle brands focused on a broad range of apparel garments, headwear and related accessories to meet consumer preferences and fashion trends, and includes our Salt Life and Coast business units. These products are sold through specialty and boutique shops, traditional department stores, and outdoor retailers, as well as direct-to-consumer through branded ecommerce sites and branded retail stores. Products in this segment are marketed under our lifestyle brands of Salt Life® and COAST®, as well as other labels. Junkfood was included in this segment until its divestiture in March, 2017.
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

	Fiscal Year Ended
	September 29, 2018	September 30, 2017
Segment net sales:
Delta Group	$356,009	$326,575
Salt Life Group	39,441	58,507
Total net sales	395,450	385,082

Segment operating income:
Delta Group	26,091	23,251
Salt Life Group	4,747	4,880
Total segment operating income	30,838	28,131

Purchases of property, plant and equipment:
Delta Group	4,341	5,619
Salt Life Group	917	1,281
Corporate	511	185
Total purchases of property, plant and equipment	5,769	7,085

Depreciation and amortization:
Delta Group	8,090	7,632
Salt Life Group	1,456	1,568
Corporate	442	409
Total depreciation and amortization	9,988	9,609

The following reconciles the segment operating income to the consolidated income before provision for income taxes (in thousands):

	Fiscal Year Ended
	September 29, 2018	September 30, 2017
Segment operating income	$30,838	$28,131
Loss attributable to non-controlling interest	107	—
Unallocated corporate expenses	13,328	11,952
Unallocated interest expense	5,713	5,011
Consolidated income before provision for income taxes	$11,690	$11,168
Our revenues include sales to domestic and foreign customers. Foreign customers are composed of companies whose headquarters are located outside of the United States. Supplemental information regarding our revenues by geographic area based on the location of the customer is as follows (in thousands):

	Fiscal Year Ended
	September 29, 2018	September 30, 2017
United States	$394,252	$383,672
Foreign	1,198	1,410
Total net sales	$395,450	$385,082
Our total assets and equity investment by segment are as follows (in thousands):

	As of
	September 29, 2018	September 30, 2017
Total assets by segment:
Delta Group	283,811	247,910
Salt Life Group	55,032	61,108
Corporate	4,766	8,784
Total assets	343,609	317,802

Equity investment in joint venture:
Delta Group	8,980	4,140
Salt Life Group	—	—
Total equity investment in joint venture	8,980	4,140
Our long-lived assets, excluding goodwill and intangible assets, consist of property, plant and equipment for all locations. We attribute our property, plant and equipment to a particular country based on the location of the long-lived assets. Summarized financial information by geographic area is as follows (in thousands):

	As of
	September 29, 2018	September 30, 2017

United States	$30,768	$19,587

Honduras	16,823	18,151
El Salvador	3,476	3,853
Mexico	1,047	1,115
All foreign countries	21,346	23,119

Total long-lived assets, excluding goodwill and intangibles	$52,114	$42,706

NOTE 15—REPURCHASE OF COMMON STOCK
As of September 29, 2018, our Board of Directors had authorized management to use up to $60.0 million to repurchase stock in open market transactions under our Stock Repurchase Program. During the September 2018 quarter, our Board of Directors approved management to repurchase an additional $10 million of the Company’s outstanding common stock, bringing the total amount authorized under the program to the above-referenced $60 million.
During fiscal years 2018 and 2017, we purchased 463,974 shares and 413,337 shares, respectively, of our common stock for a total cost of $9.0 million and $7.8 million, respectively. As of September 29, 2018, we have purchased 3,357,461 shares of common stock for an aggregate of $47.7 million since the inception of the Stock Repurchase Program. All purchases were made at the discretion of management and pursuant to the safe harbor provisions of SEC Rule 10b-18. As of September 29, 2018, $12.3 million remained available for future purchases under our Stock Repurchase Program, which does not have an expiration date. The following table summarizes the purchases of our common stock for the quarter ended September 29, 2018:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Dollar Value of Shares that May Yet Be Purchased Under the Plans
July 1 to August 4, 2018	12,925	$18.20	12,925	$5.4	million
August 5 to September 1, 2018	124,232	$18.48	124,332	$3.1	million
September 2 to September 29, 2018	43,459	$18.31	43,459	$12.3	million
Total	180,616	$18.42	180,716	$12.3	million
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
Although we will continue to vigorously defend against the TSA Action and pursue the above-referenced counterclaims and appeal, should TSA and/or WSFS ultimately prevail on their claims, we could be forced to disgorge all Proceeds received and forfeit our ownership rights in any Products that remain in TSA's possession. We believe the range of possible loss in this matter is currently$0 to $3.3 million; however, it is too early to determine the probable outcome and, therefore, no amount has been accrued related to this matter.
In addition, at times we are party to various legal claims, actions and complaints. We believe that, as a result of legal defenses, insurance arrangements, and indemnification provisions with parties believed to be financially capable, such actions should not have a material effect on our operations, financial condition, or liquidity.
(b) Purchase Contracts
We have entered into agreements, and have fixed prices, to purchase yarn, finished fabric, and finished apparel and headwear products. At September 29, 2018, minimum payments under these contracts were as follows (in thousands):

Yarn	$43,273
Finished fabric	4,577
Finished products	25,770
$73,620
(c) Letters of Credit
As of September 29, 2018, we had outstanding standby letters of credit totaling $0.4 million.
(d) Derivatives and Contingent Consideration
From time to time we may use interest rate swaps or other instruments to manage our interest rate exposure and reduce the impact of future interest rate changes. These financial instruments are not used for trading or speculative purposes. The following financial instruments were outstanding as of September 29, 2018:

	Effective Date	Notational Amount	LIBOR Rate	Maturity Date
Interest Rate Swap	July 19, 2017	$10 million	1.74%	July 19, 2019
Interest Rate Swap	July 19, 2017	$10 million	1.99%	May 10, 2021
Interest Rate Swap	July 25, 2018	$20 million	3.18%	July 25, 2023
From time to time, we may purchase cotton option contracts to economically hedge the risk related to market fluctuations in the cost of cotton used in our operations. We do not receive hedge accounting treatment for these derivatives. As such, the realized and unrealized gains and losses associated with them are recorded within cost of goods sold on the Consolidated Statement of Operations.
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

The following financial liabilities are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements Using
Period Ended	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest Rate Swap
September 29, 2018	$183	—	$183	—
September 30, 2017	$(56)	—	$(56)	—

Cotton Options
September 29, 2018	$(110)	(110)	—	$—
September 30, 2017	$(125)	(125)	—	$—

Contingent Consideration
September 29, 2018	$(10,542)	—	—	$(10,542)
September 30, 2017	$(1,600)	—	—	$(1,600)
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
At September 29, 2018, we had $1.3 million accrued in contingent consideration related to the acquisition of Salt Life, a $0.3 million reduction from the accrual at September 30, 2017. The reduction in the fair value of contingent consideration is based on the inputs into the Monte Carlo model, including the time remaining in the measurement period. The sales expectations for calendar year 2019 have been reduced from the sales expectations used in the valuation of contingent consideration at acquisition due to overall softness in the retail environment.
The DTG2Go acquisition (See Note 3—Acquisitions for further detail) purchase price consisted of additional payments contingent on the combined business’s achievement of certain performance targets related to sales and earnings before interest, taxes, depreciation and amortization ("EBITDA") for the period from April 1, 2018, through September 29, 2018, as well as for our fiscal years 2019, 2020, 2021 and 2022. The valuation of the fair value of the contingent consideration is based upon inputs into the Monte Carlo model, including projected results, which then are discounted to a present value to derive the fair value. The fair value of the contingent consideration is sensitive to changes in our projected results. At September 29, 2018, we had $9.2 million accrued as contingent consideration.
The following table summarizes the fair value and presentation in the Consolidated Balance Sheets for derivatives as of September 29, 2018, and September 30, 2017.

	September 29, 2018	September 30, 2017
Other assets	$182	$—
Deferred tax liabilities	(46)	21
Other liabilities	—	(56)
Accumulated other comprehensive loss	$136	$(35)
NOTE 17—SUBSEQUENT EVENTS
On October 8, 2018, DTG2Go acquired substantially all of the assets of Silk Screen Ink, Ltd. d/b/a SSI Digital Print Services, a leading provider of digital print services, for $12.0 million. The acquisition of Silk Screen Ink, Ltd. further increases DTG2Go's digital capacity as well as enhancing DTG2Go's strategic footprint. It is not practicable to estimate the financial impact of the acquisition and the initial accounting for the business combination is incomplete as of the date the financial statements were issued.

In conjunction with the acquisition of the Silk Screen Ink, Ltd. assets, Delta Apparel, Inc. and its wholly owned subsidiaries entered into a Consent and Third Amendment to Fifth Amended and Restated Credit Agreement with Wells Fargo Bank, National Association (the "Third Amendment"). Pursuant to the Third Amendment, the Lenders consented to DTG2Go's acquisition of substantially all of the assets of Silk Screen Ink, Ltd. The Third Amendment also: (i) amends the existing loan agreement, including various definitions therein, to add a first-in last-out "FILO" borrowing component; and (ii) amends the existing loan agreement, including various definitions therein, to address the potential unavailability or discontinuance of the use of LIBOR rates and update certain provisions regarding compliance with denied party, sanctioned entity, anti-corruption and anti-money laundering and related laws and regulations and other items.