Form 10-Q
period 2018-12-29
DELTA APPAREL, INC
filed 2019-02-04
CIK 1101396

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 29, 2018
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☑	Emerging growth company ☐
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

As of January 24, 2019, there were outstanding 6,945,417 shares of the registrant’s common stock, par value of $0.01 per share, which is the only class of outstanding common or voting stock of the registrant.

PART 1.	FINANCIAL INFORMATION

Item 1.	Financial Statements
Delta Apparel, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Amounts in thousands, except share amounts and per share data)
(Unaudited)

	December 29, 2018	September 29, 2018
Assets
Current assets:
Cash and cash equivalents	$558	$460
Accounts receivable, less allowances of $483 and $1,475, respectively	52,952	46,537
Other receivables	3,905	342
Income tax receivable	18	38
Inventories, net	187,653	174,983
Note receivable	50	100
Prepaid expenses and other current assets	3,602	2,962
Total current assets	248,738	225,422

Property, plant and equipment, net of accumulated depreciation of $76,044 and $74,018, respectively	54,883	52,114
Goodwill	36,597	33,217
Intangibles, net	24,028	20,498
Deferred income taxes	1,924	1,374
Equity method investment	9,399	8,980
Other assets	1,760	2,004
Total assets	$377,329	$343,609

Liabilities and Equity
Current liabilities:
Accounts payable	$62,184	$48,008
Accrued expenses	18,811	16,742
Current portion of contingent consideration	638	638
Current portion of capital lease financing	5,106	3,846
Current portion of long-term debt	8,176	6,577
Total current liabilities	94,915	75,811

Long-term taxes payable	3,862	4,259
Long-term capital lease financing, less current maturities	11,512	9,302
Long-term debt, less current maturities	109,322	92,083
Deferred income taxes	2,404	2,132
Contingent Consideration	9,644	9,904
Other non-current liabilities	315	—
Total liabilities	$231,974	$193,491

Shareholders’ equity:
Preferred stock—$0.01 par value, 2,000,000 shares authorized, none issued and outstanding	—	—
Common stock —$0.01 par value, 15,000,000 shares authorized, 9,646,972 shares issued, and 6,970,770 and 6,909,446 shares outstanding as of December 29, 2018, and September 29, 2018, respectively	96	96
Additional paid-in capital	58,663	61,979
Retained earnings	127,539	128,695
Accumulated other comprehensive income (loss)	(236)	136
Treasury stock —2,676,202 and 2,737,526 shares as of December 29, 2018, and September 29, 2018, respectively	(40,724)	(40,881)
Equity attributable to Delta Apparel, Inc.	145,338	150,025
Equity attributable to non-controlling interest	17	93
Total equity	145,355	150,118
Total liabilities and equity	$377,329	$343,609
See accompanying Notes to Condensed Consolidated Financial Statements.

Delta Apparel, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended
	December 29, 2018	December 30, 2017
Net sales	$101,675	$90,342
Cost of goods sold	83,105	73,972
Gross profit	18,570	16,370

Selling, general and administrative expenses	16,784	14,979
Other expense (income), net	1,745	(347)
Operating income	41	1,738

Interest expense, net	1,765	1,334
(Loss) income before (benefit from) provision for income taxes	(1,724)	404
(Benefit from) provision for income taxes	(499)	10,356
Consolidated net loss	(1,225)	(9,952)
Less: Net loss attributable to non-controlling interest	(76)	—
Net loss attributable to shareholders	$(1,149)	$(9,952)

Basic loss per share	$(0.17)	$(1.37)
Diluted loss per share	$(0.17)	$(1.37)

Weighted average number of shares outstanding	6,924	7,268
Dilutive effect of stock awards	—	—
Weighted average number of shares assuming dilution	6,924	7,268
See accompanying Notes to Condensed Consolidated Financial Statements.

Delta Apparel, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Loss
(Amounts in thousands)
(Unaudited)

	Three Months Ended
	December 29, 2018	December 30, 2017
Net loss attributable to shareholders	$(1,149)	$(9,952)
Other comprehensive (loss) income related to unrealized (loss) gain on derivatives, net of income tax	(373)	85
Consolidated comprehensive loss	$(1,522)	$(9,867)

See accompanying Notes to Condensed Consolidated Financial Statements.

Delta Apparel, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	Three Months Ended
	December 29, 2018	December 30, 2017
Operating activities:
Consolidated net loss	$(1,225)	$(9,952)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,919	2,433
Amortization of deferred financing fees	78	76
(Benefit from) provision for deferred income taxes	(278)	2,346
Non-cash stock compensation	662	437
Other, net	(679)	(300)
Changes in operating assets and liabilities, net of effect of acquisition:
Accounts receivable, net	(8,794)	(3,453)
Inventories, net	(11,543)	46
Prepaid expenses and other assets	(504)	(1,252)
Other non-current assets	(17)	61
Accounts payable	13,615	(1,902)
Accrued expenses	2,055	(4,290)
Income taxes	(377)	8,007
Other liabilities	122	(71)
Net cash used in operating activities	(3,966)	(7,814)

Investing activities:
Purchases of property and equipment, net	(989)	(2,162)
Proceeds from sale of Junkfood assets	—	1,000
Proceeds from sale of fixed assets	—	1
Cash paid for business	(2,000)	—
Net cash used in investing activities	(2,989)	(1,161)

Financing activities:
Proceeds from long-term debt	114,934	119,529
Repayment of long-term debt	(102,896)	(106,424)
Repayment of capital financing	(1,158)	(257)
Repurchase of common stock	(1,714)	(2,897)
Payment of withholding taxes on stock awards	(2,113)	(945)
Net cash provided by financing activities	7,053	9,006
Net increase in cash and cash equivalents	98	31
Cash and cash equivalents at beginning of period	460	572
Cash and cash equivalents at end of period	$558	$603

Supplemental cash flow information:
Non-cash financing activity - capital lease agreements	$4,628	$3,050

See accompanying Notes to Condensed Consolidated Financial Statements.

Delta Apparel, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note A—Basis of Presentation and Description of Business
We prepared the accompanying interim Condensed Consolidated Financial Statements in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles ("U.S. GAAP") for complete financial statements. We believe these Condensed Consolidated Financial Statements include all normal recurring adjustments considered necessary for a fair presentation. Operating results for the three-month period ended December 29, 2018, are not necessarily indicative of the results that may be expected for our fiscal year ending September 28, 2019. Although our various product lines are sold on a year-round basis, the demand for specific products or styles reflects some seasonality, with sales in our June quarter generally being the highest and sales in our December quarter generally being the lowest. For more information regarding our results of operations and financial position, refer to the Consolidated Financial Statements and footnotes included in our Annual Report on Form 10-K for our fiscal year ended September 29, 2018, filed with the United States Securities and Exchange Commission (“SEC”).
“Delta Apparel”, the “Company”, “we”, “us” and “our” are used interchangeably to refer to Delta Apparel, Inc. together with our domestic wholly-owned subsidiaries, including M.J. Soffe, LLC (“Soffe”), DTG2Go, LLC, f/k/a Art Gun, LLC (“DTG2Go”), Salt Life, LLC (“Salt Life”), Culver City Clothing Company (f/k/a Junkfood Clothing Company) (“Junkfood”), and our other domestic and international subsidiaries, as appropriate to the context. On October 8, 2018, we purchased substantially all the assets of Silk Screen Ink, Ltd. d/b/a SSI Digital Print Services. See Note D—Acquisitions, for further information on this transaction.
Delta Apparel, Inc. is an international apparel design, marketing, manufacturing and sourcing company that features a diverse portfolio of core activewear and lifestyle apparel products. We specialize in selling casual and athletic products through a variety of distribution channels and distribution tiers, including department stores, mid and mass channels, e-retailers, sporting goods and outdoor retailers, independent and specialty stores, and the U.S. military. Our products are also made available direct-to-consumer on our websites and in our branded retail stores. We believe this diversified distribution allows us to capitalize on our strengths to provide casual activewear to a broad and evolving customer base whose shopping preferences may span multiple retail channels.
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
We were incorporated in Georgia in 1999 and our headquarters is located at 322 South Main Street, Greenville, South Carolina 29601 (telephone number: 864-232-5200). Our common stock trades on the NYSE American exchange under the symbol “DLA”. We operate on a 52-53 week fiscal year ending on the Saturday closest to September 30. Our 2019 fiscal year is a 52-week year and will end on September 28, 2019. Our 2018 fiscal year was a 52-week year and ended on September 29, 2018.

Note B—Accounting Policies
Our accounting policies are consistent with those described in our Significant Accounting Policies in our Annual Report on Form 10-K for the fiscal year ended September 29, 2018, filed with the SEC.

Note C—New Accounting Standards
Recently Adopted Standards
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, ("ASU 2014-09"). This new guidance requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 is effective for annual periods beginning after December 15, 2017, for public business entities and permits the use of either the retrospective or cumulative effect transition method. Early application is permitted only for annual reporting periods beginning after December 15, 2016. ASU 2014-09 was adopted in our fiscal year beginning September 30, 2018. We adopted the new standard using the modified retrospective transition method. In accordance with the adoption of ASU 2014-09, sales returns reserves, estimated chargebacks and markdowns, and other provisions for customer refunds are now presented in accrued liabilities rather than netted with accounts receivable. In addition, the estimated cost of inventory associated with sales returns reserves are now presented within other current assets. We applied the provisions of ASU 2014-09 to all contracts at the date of adoption.
Our revenue streams consist of wholesale, direct-to-consumer and ecommerce sales which are included in our Condensed Consolidated Statements of Operations. The table below identifies the amount of net sales by distribution channel and percentage of net sales (in thousands):

	Three Months Ended
	December 29, 2018		December 30, 2017
	$	%	$	%
Retail	$1,012	1%	$884	1%
Ecommerce	6,826	7%	5,450	6%
Wholesale	93,837	92%	84,008	93%
Net Sales	$101,675	100%	$90,342	100%
The table below provides net sales by reportable segment (in thousands) and the percentage of net sales by distribution channel for each reportable segment:

	First Quarter Fiscal Year 2019
	Net Sales	Wholesale	Retail	Ecommerce
Delta Group	$94,391	94.0%	0.5%	5.5%
Salt Life Group	7,284	73.0%	10.0%	17.0%
Total	$101,675

	First Quarter Fiscal Year 2018
	Net Sales	Wholesale	Retail	Ecommerce
Delta Group	$83,924	94.0%	0.4%	5.6%
Salt Life Group	6,418	73.0%	9.0%	18.0%
Total	$90,342
Revenue is recognized when performance obligations under the terms of the contracts are satisfied. Our performance obligation primarily consists of delivering products to our customers. Control is transferred upon providing the products to customers in our retail stores and upon shipment of our products to the consumers from our ecommerce sites and upon shipment from our distribution centers to our customers in our wholesale operations. Once control is transferred to the customer, we have completed our performance obligation.
Our receivables resulting from wholesale customers are generally collected within two months, in accordance with our established credit terms. Our ecommerce and direct-to-consumer receivables are collected within a few days. Our revenue, including freight income, is recognized net of applicable taxes in our Condensed Consolidated Statements of Operations.
In certain areas of our wholesale business, we offer discounts and allowances to support our customers. Some of these arrangements are written agreements, while others may be implied by customary practices in the industry. Wholesale sales are recorded net of discounts, allowances, and operational chargebacks. As certain allowances and other deductions are not finalized until the end of a season, program or other event which may not have occurred, we estimate such discounts, allowances, and returns that we expect to provide.
In accordance with the new revenue guidance, we only recognize revenue to the extent that it is probable that we will not recognize a significant reversal of revenue when the uncertainties related to the variability are ultimately resolved. In determining our estimates for discounts, allowances, chargebacks, and returns, we consider historical and current trends, agreements with our customers and retailer performance. We record these discounts, returns and allowances as a reduction to net sales in our Condensed Consolidated Statements of Operations and as a liability in our accrued expenses in our Condensed Consolidated Balance Sheets, with the estimated value of inventory expected to be returned in prepaid and other current assets in our Condensed Consolidated Balance Sheets.
We have made accounting policy elections related to the new revenue recognition standard. We exclude any taxes collected from customers that are remitted to taxing authorities from net sales. We record shipping and handling charges incurred by us before and after the customer obtains control as a fulfillment cost rather than an additional promised service. Our customers' terms are less than one year from the transfer of goods, and we do not adjust receivable amounts for the impact of the time value of money. We do not capitalize costs of obtaining a contract which we expect to recover, such as commissions, as the amortization period of the asset recognized would be one year or less. We do not believe any of these expedients had a material impact on our financial statements upon our adoption of the guidance.
We expect that the timing of revenue recognition for our primary revenue streams to remain substantially unchanged, with no material effect on net sales. See the table below for the effect of the adoption of the standard on our Condensed Consolidated Balance Sheets as of December 29, 2018 (in thousands), due to the change in recording provisions for customer refunds as a liability instead of netted against trade accounts receivable .

	As Reported December 29, 2018	Effect of standard	Balances without Adoption
Accounts receivable, net	$52,952	$(1,119)	$51,833
Prepaid expenses and other current assets	3,602	(160)	3,442
Total Current Assets	248,738	(1,279)	247,459
Total assets	377,329	(1,279)	376,050
Accrued liabilities	18,811	(1,500)	17,311
Total current liabilities	94,915	(1,500)	93,415
Total liabilities	231,974	(1,500)	230,474
Total liabilities and equity	$377,329	$(1,500)	$375,829
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments,("ASU 2016-15"). The amendments add or clarify guidance on the classification of certain cash receipts and payments in the statement of cash flows. This was issued with the intent of reducing diversity in practice with respect to the types of cash flows. ASU 2016-15 is required to be adopted retrospectively. ASU 2016-15 is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those annual periods. ASU 2016-15 was adopted in our fiscal year beginning September 30, 2018. The adoption had no impact on current or prior period cash flows, but expected to have an impact in the future when we begin making payments under contingent consideration arrangements.
Standards Not Yet Adopted
In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, ("ASU 2017-12"). The amendments in ASU 2017-12 apply to any entity that elects to apply hedge accounting in accordance with U.S. GAAP. ASU 2017-12 permits more flexibility in hedging interest rate risk for both variable rate and fixed rate financial instruments, and the ability to hedge risk components for nonfinancial hedges. In addition, this ASU requires an entity to present the earnings effect of hedging the instrument in the same income statement line in which the earnings effect of the hedge item is reported. In addition, companies no longer need to separately measure and report hedge ineffectiveness and can use an amortization approach or continue with mark-to-market accounting. ASU 2017-12 is effective for financial statements issued for fiscal years beginning after December 15, 2019, and interim periods within those annual periods. ASU 2017-12 will be adopted in our fiscal year beginning September 29, 2019. We are evaluating the effect that ASU 2017-12 will have on our Consolidated Financial Statements and related disclosures.
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
In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and other (Topic 350), Simplifying the Test for Goodwill Impairment, ("ASU 2017-04"). To simplify the subsequent measurement of goodwill, ASU 2017-04 eliminates Step 2 from the goodwill impairment test. In computing the implied fair value of goodwill under Step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities) following a similar process that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Instead, under the amendments in ASU 2017-04, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. ASU 2017-04 also eliminates the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. Therefore, the same impairment assessment applies to all reporting units. An entity is required to disclose the amount of goodwill allocated to each reporting unit with a zero or negative carrying amount of net assets. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. ASU 2017-04 is effective for financial statements issued for annual and interim periods beginning after December 15, 2019. ASU 2017-04 will therefore be effective in our fiscal year beginning October 4, 2020. We are evaluating the effect that ASU 2017-04 will have on our Consolidated Financial Statements and related disclosures.

Note D—Acquisitions

On October 8, 2018, our DTG2Go, LLC subsidiary purchased substantially all of the assets of Silk Screen Ink, Ltd. d/b/a SSI Digital Print Services ("SSI"), a premium provider of direct-to-garment digital printed products. The integrated SSI business currently operates from locations in Iowa and Colorado, with both operations serving the western and mid-western parts of the United States.
We have included the financial results of the acquired business, since the date of the acquisition, in our Delta Group. It is not practicable to disclose the revenue and income of SSI since the acquisition date as we have integrated the SSI and DTG2Go businesses together during the current period.
The SSI acquisition purchase price consisted of $2.0 million in cash, a promissory note for $7.0 million and $3.0 million in capital lease funding secured by the acquired fixed assets. The cash portion of the purchase price included: (i) a payment at closing of $2.0 million, and (ii) a post-closing net working capital adjustment. We have provisionally calculated the post–closing working capital adjustment of $0.7 million and recorded this amount in the interim Condensed Consolidated Balance Sheets as of December 29, 2018. The below table represents the consideration paid (in thousands):

Cash	$2,000
Promissory note	6,800
Capital lease financing	3,000
Provisional working capital adjustment	729
Total consideration	$12,529

The initial allocation of consideration to the assets and liabilities are noted in the table below. We are in the process of finalizing our valuation of the intangible assets acquired; thus, the provisional measurements of intangible assets and goodwill are subject to change. The total amount of goodwill is expected to be deductible for tax purposes.

Allocation as of December 29, 2018
Accounts receivable	$1,184
Inventory	1,127
Other current assets	86
Property, plant, and equipment	3,400
Goodwill	3,380
Intangible assets	4,020
Accounts payable	(668)
Consideration paid	$12,529

Note E—Inventories
Inventories, net of reserves of $10.9 million and $10.5 million, as of December 29, 2018, and September 29, 2018, respectively, consisted of the following (in thousands):

	December 29, 2018	September 29, 2018
Raw materials	$13,707	$9,641
Work in process	14,945	18,327
Finished goods	159,001	147,015
	$187,653	$174,983
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
On October 8, 2018, the Borrowers entered into a Consent and Third Amendment to the Fifth Amended and Restated Credit Agreement with Wells Fargo and the other lenders set forth therein (the "Third Amendment").
Pursuant to the Third Amendment, the Lenders consented to DTG2Go's acquisition of substantially all of the assets of SSI. The Third Amendment also: (i) amends the existing loan agreement, including various definitions therein, to add a first-in last-out "FILO" borrowing component; and (ii) amends the existing loan agreement, including various definitions therein, to address the potential unavailability or discontinuance of the use of LIBOR rates and update certain provisions regarding compliance with denied party, sanctioned entity, anti-corruption and anti-money laundering and related laws and regulations and other items.
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
As of December 29, 2018, there was $99.0 million outstanding under our U.S. revolving credit facility at an average interest rate of 4.8% and additional borrowing availability of $27.3 million. This credit facility includes a financial covenant requiring that if the amount of availability falls below the threshold amounts set forth in the Amended Credit Agreement, our Fixed Charge Coverage Ratio (“FCCR”) (as defined in the Amended Credit Agreement) for the preceding 12-month period must not be less than 1.1 to 1.0. We were not subject to the FCCR covenant at December 29, 2018, because our availability was above the minimum required under the Amended Credit Agreement, but we would have satisfied our financial covenant had we been subject to it. At December 29, 2018, and September 29, 2018, there was $12.5 million and $14.7 million, respectively, of retained earnings free of restrictions to make cash dividends or stock repurchases.
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
In August 2013, we acquired Salt Life and issued two promissory notes in the aggregate principal amount of $22.0 million, which included a one-time installment of $9.0 million that was due and paid as required on September 30, 2014, and quarterly installments commencing on March 31, 2015, with the final installment due on June 30, 2019. The promissory notes are zero-interest notes and state that interest will be imputed as required under Section 1274 of the Internal Revenue Code. We imputed interest at 1.92% on the promissory note that matured June 30, 2016, and was paid in full as required. We impute interest at 3.62% on the promissory note that matures on June 30, 2019. At December 29, 2018, the discounted value of the promissory note outstanding was $1.7 million.

On October 8, 2018, we acquired substantially all of the assets of Silk Screen Ink, Ltd. d/b/a SSI Digital Print Services, see Note-D Acquisitions for more information on this transaction. In conjunction with the acquisition, we issued a promissory note in the principal amount of $7.0 million. The promissory note bears interest at 6% with quarterly installments beginning January 2, 2019.
Since March 2011, we have entered into term loans and a revolving credit facility with Banco Ficohsa, a Honduran bank, to finance both the operations and capital expansion of our Honduran facilities. Each of these loans is secured by a first-priority lien on the assets of our Honduran operations and is not guaranteed by our U.S. entities. These loans are denominated in U.S. dollars and the carrying value of the debt approximates its fair value. The revolving credit facility requires minimum payments during each six-month period of the 18-month term; however, the loan agreement permits additional drawdowns to the extent payments are made and certain objective covenants are met. The current revolving Honduran debt, by its nature, is not long-term, as it requires scheduled payments each six months. However, as the loan permits us to re-borrow funds up to the amount repaid, subject to certain covenants, and we intend to re-borrow funds, subject to those covenants, the amounts have been classified as long-term debt.
Additional information about these loans and the outstanding balances as of December 29, 2018, is as follows (in thousands):

December 29, 2018
Revolving credit facility established March 2011, interest at 7.5% expiring August 2020	$5,000
Term loan established November 2014, interest at 6.0%, payable monthly with a six-year term	1,250
Term loan established June 2016, interest at 6.0%, payable monthly with a six-year term	995
Term loan established October 2017, interest at 6.0%, payable monthly with a six-year term	2,752

Note G—Selling, General and Administrative Expense
We include in selling, general and administrative ("SG&A") expenses the costs incurred subsequent to the receipt of finished goods at our distribution facilities, such as the cost of stocking, warehousing, picking, packing, and shipping goods for delivery to our customers. Distribution costs included in SG&A expenses totaled $4.2 million and $3.9 million for the three-month periods ended December 29, 2018, and December 30, 2017, respectively. In addition, SG&A expenses include costs related to sales associates, administrative personnel, advertising and marketing expenses and other general and administrative expenses.

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
Compensation expense is recorded on the SG&A expense line item in our Condensed Consolidated Statements of Operations over the vesting periods. During the three-month periods ended December 29, 2018, and December 30, 2017, we recognized $0.6 million and $0.5 million, respectively, in stock-based compensation expense.
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
No restricted stock units or performance units were granted during the three-month period ended December 29, 2018.
During the three-month period ended December 29, 2018, restricted stock units and performance units representing 205,000 and 42,000 shares of our common stock, respectively, vested upon the filing of our Annual Report on Form 10-K for the fiscal year ended September 29, 2018, and were issued in accordance with their respective agreements. All vested awards were paid in common stock.
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
As of December 29, 2018, there was $2.6 million of total unrecognized compensation cost related to unvested awards granted under the 2010 Stock Plan. This cost is expected to be recognized over a period of 2.0 years.

Note I—Purchase Contracts
We have entered into agreements, and have fixed prices, to purchase yarn, finished fabric, and finished apparel and headwear products. At December 29, 2018, minimum payments under these contracts were as follows (in thousands):

Yarn	$39,041
Finished fabric	2,872
Finished products	19,770
$61,683

Note J—Business Segments
We operate our business in two segments, the Delta Group and the Salt Life Group. During fiscal year 2018, we made a strategic decision to re-align our business into segments that better reflect our operating model and allow us to better leverage and more efficiently manage our cost structure as we plan future growth. With this realignment, we changed and renamed our reportable segments to reflect how our Chief Operating Decision maker and management currently make financial decisions and allocate resources. We are now reporting our results under the Delta Group, comprising our Delta Activewear, DTG2Go and Soffe business units, and the Salt Life Group, comprising our Salt Life and Coast business units. Although the two segments are similar in their production processes and regulatory environments, they are distinct in their economic characteristics, products, marketing, and distribution methods.
The Delta Group is comprised of our business units primarily focused on core activewear styles, and includes our Delta Activewear (which includes Delta Catalog and FunTees), Soffe, and DTG2Go business units. We market, distribute and manufacture unembellished knit apparel under the main brands of Soffe®, Delta Platinum, Delta Pro Weight®, and Delta Magnum Weight® for sale to a diversified audience including sporting goods retailers, large licensed screen printers, specialty and resort stores, and the U.S. military. We also manufacture private label products for major branded sportswear companies, trendy regional brands, retailers, and sports licensed apparel marketers. Typically, our private label products are sold with value-added services such as hangtags, ticketing, hangers, and embellishment so that they are fully ready for retail. Using digital print equipment and its proprietary technology, DTG2Go embellishes garments to create private label, custom decorated apparel servicing the fast-growing e-retailer channels, as well as the ad-specialty, promotional products, screen print and retail marketplaces.
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
Our Chief Operating Decision Maker and management evaluate performance and allocate resources based on profit or loss from operations before interest, income taxes and special charges ("segment operating earnings"). Our segment operating earnings may not be comparable to similarly titled measures used by other companies. The accounting policies of our reportable segments are the same as those described in Note 2 in our Annual Report on Form 10-K for the fiscal year ended September 29, 2018, filed with the SEC. Intercompany transfers between operating segments are transacted at cost and have been eliminated within the segment amounts shown in the following table (in thousands).

		Three Months Ended
		December 29, 2018	December 30, 2017
Segment net sales:
Delta Group		$94,391	$83,924
Salt Life Group		7,284	6,418
Total net sales		$101,675	$90,342

Segment operating income:
Delta Group	(1)	$2,779	$4,424
Salt Life Group		277	223
Total segment operating income		$3,056	$4,647
(1)The Delta Group operating income in the quarter ended December 29, 2018, included $2.5 million of expense for a litigation settlement related to the 2016 bankruptcy filing of The Sports Authority.

The following table reconciles the segment operating income to the consolidated (loss) income before provision for income taxes (in thousands):

	Three Months Ended
	December 29, 2018	December 30, 2017
Segment operating income	$3,056	$4,647
Unallocated corporate expenses	3,015	2,909
Unallocated interest expense	1,765	1,334
Consolidated (loss) income before provision for income taxes	$(1,724)	$404

The Delta Group segment assets have increased by approximately $29.4 million since September 29, 2018, to $313.2 million as of December 29, 2018, principally as a result of our recent digital print acquisition as well as from the seasonal build of inventory coupled with the higher cost from inflationary increases and increased raw material prices. See Note D—Acquisitions for further information. In addition, receivables increased from September 29, 2018, due to the seasonality of the business. The Salt Life Group segment assets have increased by $4.3 million since September 29, 2018, to $59.3 million as of December 29, 2018, primarily due to higher inventory.

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
Global intangible low-taxed income (“GILTI”) is the excess of the shareholder’s net CFC tested income over the net deemed tangible income return.  We have included in our calculation of our effective tax rate an estimate of the impact of GILTI. We will continue to refine this estimate in future quarters as more information becomes available.
In the quarter ended December 30, 2017, when the New Tax Legislation was enacted, we made reasonable estimates of the effects on our existing deferred tax balances and the transition tax, recording $10.6 million of tax expense based on an estimate of our total earnings and profits (E&P) from our foreign subsidiaries which were previously deferred from U.S. taxes. During the quarter ended September 29, 2018, we increased the provisional amount by $0.1 million based on our E&P study resulting in $10.7 million recorded in our 2018 fiscal year. The transition tax will be paid over eight years. No changes were made to the estimate in the quarter-ended December 29, 2018, and the transition tax is no longer considered provisional.
Our effective income tax rate on operations for the three-month period ended December 29, 2018, was a benefit of 28.9%. For the three-month period ended December 30, 2017 our effective income tax rate, excluding the $10.6 million provision related to The New Tax Legislation, was a benefit of 46.4%. Our effective income tax rate on operations for the fiscal year ended September 29, 2018, excluding the $10.7 million provision related to The New Tax Legislation, was a benefit of 1.7%.
We intend to reinvest all of our unremitted earnings of our foreign subsidiaries and therefore, outside of the transition tax mentioned previously, we have provided no provision for income taxes which may result from withholding taxes and/or other outside basis differences.  We believe that the determination of such income taxes is impracticable.
We benefit from having income in foreign jurisdictions that are either exempt from income taxes or have tax rates that are lower than those in the United States. Based on our current projected pre-tax income and the anticipated amount of U.S. taxable income compared to profits in the offshore taxable and tax-free jurisdictions in which we operate, our estimated annual income tax rate for the fiscal year ending September 28, 2019, is currently expected to be approximately 14%-16%. However, changes in the mix of U.S. taxable income compared to profits in tax-free or lower-tax jurisdictions can have a significant impact on our overall effective tax rate. In addition, the impact of the GILTI may differ from our initial provisional estimates, possibly materially, due to, among other things, changes in interpretations and assumptions made regarding the New Tax Legislation, guidance that may be issued and actions we may take as a result of the New Tax Legislation.
We file income tax returns in the U.S. federal jurisdiction and various state, local and foreign jurisdictions. Tax years 2014, 2015 and 2016, according to statute and with few exceptions, remain open to examination by various federal, state, local and foreign jurisdictions.

Note L—Derivatives and Fair Value Measurements
From time to time, we may use interest rate swaps or other instruments to manage our interest rate exposure and reduce the impact of future interest rate changes. These financial instruments are not used for trading or speculative purposes. We have designated our interest rate swap contracts as cash flow hedges of our future interest payments. As a result, the gains and losses on the swap contracts are reported as a component of other comprehensive income and are reclassified into interest expense as the related interest payments are made. All components of other comprehensive income are attributable to shareholders.  As of December 29, 2018, there are no components related to the non-controlling interest.  Outstanding instruments as of December 29, 2018, are as follows:

	Effective Date	Notational Amount	Fixed LIBOR Rate	Maturity Date
Interest Rate Swap	July 19, 2017	$10.0 million	1.74%	July 19, 2019
Interest Rate Swap	July 19, 2017	$10.0 million	1.99%	May 10, 2021
Interest Rate Swap	July 25, 2018	$20.0 million	3.18%	July 25, 2023
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

The following financial assets (liabilities) are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements Using
Period Ended	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest Rate Swaps
December 29, 2018	$(315)	—	$(315)	—
September 29, 2018	183	—	183	—

Cotton Options
December 29, 2018	$(190)	$(190)	—	—
September 29, 2018	(110)	(110)	—	—

Contingent Consideration
December 29, 2018	$(10,282)	—	—	$(10,282)
September 29, 2018	(10,542)	—	—	(10,542)
The fair value of the interest rate swap agreements was derived from discounted cash flow analysis based on the terms of the contract and the forward interest rate curves adjusted for our credit risk, which fall in Level 2 of the fair value hierarchy. At December 29, 2018, book value for fixed rate debt approximates fair value based on quoted market prices for the same or similar issues or on the current rates offered to us for debt of the same remaining maturities (a Level 2 fair value measurement).
The following table summarizes the fair value and presentation in the Condensed Consolidated Balance Sheets for derivatives related to our interest swap agreements as of December 29, 2018, and September 29, 2018 (in thousands):

	December 29, 2018	September 29, 2018
Other assets	$—	$182
Deferred tax assets	79	(46)
Other non-current liabilities	(315)	—
Accumulated other comprehensive (loss) income	$(236)	$136
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
At December 29, 2018, we had $0.8 million accrued in contingent consideration related to the Salt Life acquisition, a $0.5 million reduction from the accrual at September 29, 2018. The reduction in the fair value of contingent consideration is based on the inputs into the Monte Carlo model, including the time remaining in the measurement period. The sales expectations for calendar year 2019 have been reduced from the sales expectations used in the valuation of contingent consideration at acquisition due to our current view of the retail environment.
On March 9, 2018, we acquired Teeshirt Ink, Inc. d/b/a DTG2Go. The purchase price consisted of $16.6 million in cash and additional contingent consideration based on achievement of certain performance targets related to sales and EBITDA for the period from April 1, 2018, through September 29, 2018, as well as for our fiscal years 2019, 2020, 2021 and 2022. At December 29, 2018, we had $9.5 million accrued in contingent consideration, a $0.3 million increase from the accrual at September 29, 2018. The fair value of contingent consideration is based on the inputs into the Monte Carlo model, including the time remaining in the measurement period. Accordingly, the fair value measurement for contingent consideration falls in Level 3 of the fair value hierarchy.

Note M—Legal Proceedings
The Sports Authority Bankruptcy Litigation
Soffe was previously involved in several related litigation matters stemming from The Sports Authority's ("TSA") March 2, 2016, filing of a voluntary petition(s) for relief under Chapter 11 of the United States Bankruptcy Code (the "TSA Bankruptcy"). Prior to such filing, Soffe provided TSA with products to be sold on a consignment basis pursuant to a "pay by scan" agreement and the litigation matters related to Soffe's interest in the products it provided TSA on a consignment basis (the "Products") and the proceeds derived from the sale of such products (the "Proceeds").
TSA Stores, Inc. and related entities TSA Ponce, Inc. and TSA Caribe, Inc. filed an action against Soffe on March 16, 2016, in the United States Bankruptcy Court for the District of Delaware (the "TSA Action") essentially seeking a declaratory judgment that: (i) Soffe does not own the Products but rather has a security interest that is not perfected or senior and is avoidable; (ii) Soffe only has an unsecured claim against TSA; (iii) TSA and TSA's secured creditors have valid, unavoidable and senior rights in the Products and the Products are the property of TSA’s estate; (iv) Soffe does not have a perfected purchase money security interest in the Products; (v) Soffe is not entitled to a return of the Products; and (vi) TSA can continue to sell the Products and Soffe is not entitled to any proceeds from such sales other than as an unsecured creditor. The TSA Action also contained claims seeking to avoid Soffe's filing of a financing statement related to the Products as a preference and recover the value of that transfer as well as to disallow Soffe's claims until it has returned preferential transfers or their associated value. TSA also brought a claim for a permanent injunction barring Soffe from taking certain actions.
On May 16, 2016, TSA lender Wilmington Savings Fund Society, FSB, as Successor Administrative and Collateral Agent ("WSFS"), intervened in the TSA Action seeking a declaratory judgment that: (i) WSFS has a perfected interest in the Products and Proceeds that is senior to Soffe's interest; and (ii) the Proceeds paid to Soffe must be disgorged pursuant to an order previously issued by the court. WSFS's intervening complaint also contained a separate claim seeking the disgorgement of all Proceeds paid to Soffe along with accrued and unpaid interest.
Soffe asserted counterclaims against WSFS in the TSA Action essentially seeking a declaratory judgment that: (i) WSFS is not perfected in the Products; and (ii) WSFS's interest in the Products is subordinate to Soffe's interest.
On May 24, 2016, Soffe joined an appeal filed by a number of TSA consignment vendors in the United States District Court for the District of Delaware challenging an order issued in the TSA Bankruptcy that, should WSFS or TSA succeed in the TSA Action, granted TSA and/or WSFS a lien on all Proceeds received by Soffe and requiring the automatic disgorgement of such Proceeds.
On November 26, 2018, the court issued an order in favor of WSFS with respect to its claimed interest in the majority of the Products and Proceeds. Soffe, WSFS, TSA Stores, Inc., TSA Ponce, Inc. and TSA Caribe, Inc. subsequently reached agreement to settle the above-referenced matters, with Soffe agreeing to pay approximately $2.5 million in exchange for a comprehensive release of all claims at issue in the matters. These matters have now been finally resolved, with the agreed amounts funded on December 31, 2018. We recorded the settlement expense in other expense, net in our Condensed Consolidated Statement of Operations for the three-month period ended December 29, 2018.
In addition, at times we are party to various legal claims, actions and complaints. We believe that, as a result of legal defenses, insurance arrangements, and indemnification provisions with parties believed to be financially capable, such actions should not have a material adverse effect on our operations, financial condition, or liquidity.

Note N—Repurchase of Common Stock
As of September 29, 2018, our Board of Directors authorized management to use up to $60.0 million to repurchase stock in open market transactions under our Stock Repurchase Program.
During the December quarter of fiscal year 2019, we purchased 92,148 shares of our common stock for a total cost of $1.7 million. Through December 29, 2018, we have purchased 3,449,609 shares of our common stock for an aggregate of $49.4 million since the inception of our Stock Repurchase Program. All purchases were made at the discretion of management and pursuant to the safe harbor provisions of SEC Rule 10b-18. As of December 29, 2018, $10.6 million remained available for future purchases under our Stock Repurchase Program, which does not have an expiration date.
The following table summarizes the purchases of our common stock for the quarter ended December 29, 2018:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Dollar Value of Shares that May Yet Be Purchased Under the Plans
September 30, 2018 to November 3, 2018	48,749	$18.24	48,749	$11.4	million
November 4, 2018 to December 1, 2018	21,600	18.89	21,600	11.0	million
December 2, 2018 to December 29, 2018	21,799	18.99	21,799	10.6	million
Total	92,148	$18.57	92,148	$10.6	million

Note O—Goodwill and Intangible Assets
Components of intangible assets consist of the following (in thousands):

	December 29, 2018			September 29, 2018
	Cost	Accumulated Amortization	Net Value	Cost	Accumulated Amortization	Net Value	Economic Life

Goodwill	$36,597	$—	$36,597	$33,217	$—	$33,217	N/A

Intangibles:
Tradename/trademarks	$16,090	$(2,871)	$13,219	$16,090	$(2,736)	$13,354	20 – 30 yrs
Customer relationships	8,500	(476)	8,024	4,500	(253)	4,247	8 – 10 yrs
Technology	1,720	(1,150)	570	1,720	(1,105)	615	10 yrs
License agreements	2,100	(552)	1,548	2,100	(527)	1,573	15 – 30 yrs
Non-compete agreements	1,657	(990)	667	1,637	(928)	709	4 – 8.5 yrs
Total intangibles	$30,067	$(6,039)	$24,028	$26,047	$(5,549)	$20,498

Goodwill represents the acquired goodwill net of the cumulative impairment losses recorded in fiscal year 2011 of $0.6 million. The goodwill recorded on our financial statements is included in both of our segments. The Delta Group includes $16.7 million of goodwill, and the Salt Life Group includes $19.9 million.
On October 8, 2018, we acquired substantially all of the assets of Silk Screen Ink, Ltd. d/b/a SSI Digital Print Services. See Note D—Acquisitions. We have identified certain intangible assets associated with the acquisition, including technology, customer relationships, non-compete agreements and goodwill. While we are still in the process of finalizing the valuations of the intangible assets acquired, we provisionally valued goodwill associated with SSI at $3.4 million, and customer relationships and non-compete agreements at $4.0 million.
Amortization expense for intangible assets was $0.5 million for the three-month period ended December 29, 2018, and $0.2 million for the three-month period ended December 30, 2017. Amortization expense is estimated to be approximately $2.0 million for fiscal year 2019, $1.8 million for fiscal year 2020, and $1.7 million for each of fiscal years 2021, 2022 and 2023.

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
Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based on our current expectations and are necessarily dependent upon assumptions, estimates and data that we believe are reasonable and accurate but may be incorrect, incomplete or imprecise. Forward-looking statements are subject to a number of business risks and inherent uncertainties, any of which could cause actual results to differ materially from those set forth in or implied by the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in forward-looking statements include, among others, the following:

•	the volatility and uncertainty of cotton and other raw material prices;

•	the general U.S. and international economic conditions;

•	the competitive conditions in the apparel industry;

•	restrictions on our ability to borrow capital or service our indebtedness;

•	deterioration in the financial condition of our customers and suppliers and changes in the operations and strategies of our customers and suppliers;

•	our ability to predict or react to changing consumer preferences or trends;

•	our ability to successfully open and operate new retail stores in a timely and cost-effective manner;

•	changes in economic, political or social stability at our offshore locations;

•	significant interruptions or disruptions within our manufacturing, distribution or other operations;

•	our ability to attract and retain key management;

•	significant changes in our effective tax rate;

•	interest rate fluctuations increasing our obligations under our variable rate indebtedness;

•	the ability to raise additional capital;

•	the ability to grow, achieve synergies and realize the expected profitability of acquisitions;

•	the volatility and uncertainty of energy, fuel and related costs;

•	material disruptions in our information systems related to our business operations;

•	compromises of our data security;

•	significant litigation in either domestic or international jurisdictions;

•	recalls, claims and negative publicity associated with product liability issues;

•	the ability to protect our trademarks and other intellectual property;

•	the impairment of acquired intangible assets;

•	changes in international trade regulations;

•	our ability to comply with trade regulations;

•	changes in employment laws or regulations or our relationship with employees;

•	foreign currency exchange rate fluctuations;

•	violations of manufacturing standards or labor laws or unethical business practices by our suppliers and independent contractors;

•	the illiquidity of our shares; and

•	price volatility in our shares and the general volatility of the stock market.

A detailed discussion of significant risk factors that have the potential to cause actual results to differ materially from our expectations is set forth in Part 1 under the subheading "Risk Factors" in our Annual Report on Form 10-K for our fiscal year ended September 29, 2018, filed with the SEC. Any forward-looking statements in this Quarterly Report on Form 10-Q do not purport to be predictions of future events or circumstances and may not be realized. Further, any forward-looking statements are made only as of the date of this Quarterly Report on Form 10-Q and we do not undertake to publicly update or revise the forward-looking statements, except as required by the federal securities laws.

Business Outlook
We started the fiscal year strong, with double-digit sales growth in both our Delta Group and Salt Life Group segments during the first quarter. We believe we are well-positioned for more growth as we move further into the year and remain optimistic about our business going forward.
The accelerated growth in our digital print business, DTG2Go, continues following a strong holiday season and a foundational year including multiple acquisitions and significant investment in new locations, manufacturing capacity and systems. We enter the second quarter with good momentum to grow our relationships with existing customers and add new customers across multiple channels outside of DTG2Go’s traditional e-retailer channels. Digital printing continues to revolutionize the decorated garment market and we are at the forefront of that trend with our nationwide print and fulfillment network, state-of-the-art production equipment, and access to our Delta Activewear platform’s reliable, low-cost supply of fashion and core basic garments. We have more geographic expansion planned for this year that will further expand DTG2Go’s coverage of the United States market and also enhance its international shipping capabilities. We see digital printing as a significant, global opportunity and will continue to invest in our leadership position in this market.
Our Salt Life business is once again delivering double-digit growth, driven during the first quarter by increasing sales of performance and other higher price point products. We look for our sales momentum with national and regional retailers both within and outside of Salt Life’s traditionally strong markets to continue as the year unfolds and contribute to what we believe is a significant runway for growth with the brand. In addition, we expect more gains in Salt Life’s direct-to-consumer channels as we execute on plans to open multiple new branded retail stores this year and make further investments in our e-commerce strategies. Recent efforts to expand the Salt Life brand’s lifestyle positioning through product extensions such as Salt Life Lager, the brand's craft beer, a ladies swimwear line, and an expanded eyewear line are enhancing consumer awareness of the brand. The recent opening of a third Salt Life Food Shack restaurant in a core market for the brand should provide valuable additional visibility.
Our Delta Activewear business is gaining market share and serves as a steady, profitable complement to our various higher-growth endeavors. We expect our more profitable fashion basics lines, including our Delta Platinum collection, to continue to grow into a larger piece of our overall Catalog sales during the year and also positively impact our bottom-line results as more of these products transition onto our low-cost manufacturing platform. Our FunTees private label business continues to distinguish itself in the market and expand its reach into new channels of distribution, including direct-to-retail. We expect the superior speed-to-market capabilities of our private label platform to continue to attract new customers to FunTees. Although our first-half results are being unfavorably impacted by some transition and start-up costs associated with changes in the customer base, we anticipate record manufacturing output from the FunTees business during the latter part of the year.
Our Soffe brand continues to capitalize on its strength in core athletic wear and saw double-digit sales growth in the first quarter across all of its main sales channels, including its consumer and business-to-business e-commerce sites. This growth was offset by declines in the military channel, but Soffe is working on some exciting new opportunities to return the military channel to growth as the year progresses. The general market trends favoring heritage brands like Soffe are also providing some welcome tailwinds and increasing consumer awareness of the brand. In addition, Soffe’s focus on cost structure enhancements and administrative efficiencies continues to improve operating results.
For the full fiscal year, we anticipate broad-based sales growth and profitability gains in our business despite some challenges in our second quarter from the impacts of private label customer transitions and the ongoing inflationary cost environment. Our investments in new technology and equipment, additional go-to-market strategies and brand expansion initiatives, as well as the emphasis we place on product development across our businesses, continue to provide us with what we believe is a competitive advantage in today’s retail environment.

Results of Operations
Net sales for the first quarter were $101.7 million, up $11.3 million, or nearly 13%, from the prior year period’s net sales of $90.3 million. The growth was driven by solid double-digit gains in the Salt Life business, as well as in our digital print business, which successfully completed its first holiday season with consolidated operations including the DTG2Go and SSI Digital Print businesses acquired in the last ten months.
Our direct-to-consumer retail and ecommerce sales for the quarter increased 70 basis points over the prior year period. The growth was driven by increased sales on our consumer ecommerce sites and at our Salt Life retail stores. Direct-to-consumer retail and ecommerce sales represented 7.7% of total revenues for the first quarter compared to 7.0% of total revenues in the prior year.
Gross margins were 18.3% in the first quarter, up 20 basis points compared to 18.1% in the prior year period. The Delta Group segment gross margins were flat to the prior year at 15.9%. Salt Life Group segment gross margins expanded 180 basis points to 49.0% from 47.2% in the prior year quarter due to the favorable mix of sales.
Selling, general, and administrative expenses ("SG&A") were $16.8 million, or 16.5% of sales, for the quarter compared to $15.0 million, or 16.6% of sales, in the prior year period. Expenses were higher in this year's first quarter primarily driven by variable selling costs associated with the higher sales.

During the first quarter we recorded $1.7 million in other expense, as compared to $0.3 million in other income in the prior year period. A discrete expense of $2.5 million associated with the resolution of litigation stemming from The Sports Authority's March 2016 bankruptcy was recorded during the first quarter. This was offset by the change in fair value of contingent consideration associated with the Salt Life and DTG2Go acquisitions. Based upon our updated analysis for Salt Life, the fair value of this liability decreased $0.5 million in the 2019 first quarter. The change is principally due to the decreased sales expectations for calendar year 2019 from those used in the valuation of contingent consideration. The DTG2Go liability increased by $0.3 million due to the time remaining in the applicable earn out period.
Net interest expense for the first quarter of fiscal year 2019 was $1.8 million, as compared to $1.3 million in the prior year period.
Our effective tax rate on operations for the three-month period ended December 29, 2018, was 28.9%. This compares to an effective income tax benefit of 46.4% for the same period in the prior year, and a benefit of 1.7% for the fiscal year ended September 29, 2018, when excluding the impact of the New Tax Legislation. See Note K—Income taxes for more information.
We benefit from having income in foreign jurisdictions that are either exempt from income taxes or have tax rates that are lower than those in the United States. Based on our current projected pre-tax income and the anticipated amount of U.S. taxable income compared to profits in the offshore taxable and tax-free jurisdictions in which we operate, our estimated annual income tax rate for the fiscal year ending September 28, 2019, is currently expected to be approximately 14%-16%. However, changes in the mix of U.S. taxable income compared to profits in tax-free or lower-tax jurisdictions can have a significant impact on our overall effective tax rate.
Impacted by the above-referenced expense associated with the resolution of The Sports Authority bankruptcy litigation, we experienced a net loss for the quarter of $1.1 million, or $0.17 per diluted share, compared to the prior year net loss of $10.0 million, or $1.37 per diluted share. Adjusting for $2.5 million expense associated with the resolution of The Sports Authority bankruptcy litigation our net income was approximately $0.14 per diluted share, a 75% increase over net income of $0.08 per diluted share in the prior year after adjusting for the discrete impact of the New Tax Legislation.
Accounts receivable were $56.9 million at December 29, 2018, compared to $51.0 million at December 30, 2017, and $46.9 million as of September 29, 2018. Days sales outstanding ("DSO") as of December 29, 2018, were 45 days, an improvement from 48 days at September 29, 2018.
Net inventory was $187.7 million as of December 29, 2018, an increase of $12.7 million from September 29, 2018. The higher inventory levels resulted from the SSI Acquisition as well as from the seasonal build of inventory coupled with the higher cost from inflationary increases and increased raw material prices.
Capital spending was $1.0 million during the first quarter of fiscal year 2019 and primarily related to machinery and equipment as well as information technology enhancements. Depreciation and amortization expense, including non-cash compensation, was $3.6 million for the first quarter.
Total debt, excluding capital leases, at December 29, 2018, was $117.5 million, compared with $106.0 million at December 30, 2017. The increase from the prior year was primarily driven from the recent acquisitions in the digital print businesses.
Salt Life Group Segment
The Salt Life Group segment revenue was $7.3 million in the first quarter compared to $6.4 million in the prior year period, an increase of 13.5%, driven from Salt Life's double-digit increase in direct-to consumer sales and growth in national retailers. Gross margins grew 180 basis points and improved profitability at Salt Life. First quarter operating income in the Salt Life Group segment was $0.3 million, up from the prior year period’s $0.2 million.
Delta Group Segment
Net sales in the Delta Group segment grew 12.5% in the first quarter to $94.4 million from $83.9 million in the prior year period. The integrated DTG2Go business more than doubled its sales with 250% sales growth over the prior year. Activewear sales declined about 8% from the prior year quarter. The strong sales growth in higher-margin fashion basics products seen in recent periods continued, but was offset by lower private label sales. Sales on Activewear’s B2B ecommerce site also continued to escalate, with almost 30% growth for the quarter. Soffe sales were down $0.2 million from lower military sales offsetting double-digit growth in strategic sporting goods, specialty retailers and department stores.
Gross margins remained flat at 15.9% compared to the prior year. Delta Group segment operating income was impacted by $2.5 million of litigation expense and was $2.8 million compared to $4.4 million in the prior year first quarter. Excluding that expense, Delta Group operating income improved $0.8 million over the prior year.
Non-GAAP Financial Measures
We provide all information required in accordance with U.S. GAAP, but we believe that evaluating our ongoing operating results may be difficult if limited to reviewing only U.S. GAAP financial measures. In an effort to provide investors with additional information regarding our results, we also provide non-GAAP information that management believes is useful to investors. We discuss income and earnings per diluted share performance measures that are, for comparison purposes, adjusted to eliminate items or results stemming from discrete events. We do this because management uses these measures in evaluating our underlying performance on a consistent basis across periods. We also believe these measures are frequently used by securities analysts, investors and other interested parties in the evaluation of our ongoing performance. These non-GAAP measures have limitations as analytical tools, and securities analysts, investors and other interested parties should not consider any of these non-GAAP measures in isolation or as a substitute for analysis of our results as reported under U.S. GAAP. These non-GAAP measures may not be comparable to similarly titled measures used by other companies.

Liquidity and Capital Resources
Our current primary cash needs are for working capital, capital expenditures, and debt service, as well as to fund share repurchases under our Stock Repurchase Program.
Operating Cash Flows
Operating activities used $4.0 million and $7.8 million of cash in the first three months of fiscal year 2019 and 2018, respectively. The decreased use of cash from the prior year is primarily due to higher collections from customers as well as favorable timing of payments to suppliers.
Investing Cash Flows
Capital expenditures were $1.0 million during the first three months of fiscal year 2019 compared to $2.2 million in the same period last year. Capital expenditures in both periods primarily related to machinery and equipment as well as information technology enhancements. Property, plant, and equipment of $3.4 million was acquired as part of the SSI acquisition. See Note D—Acquisitions for more information on this transaction.  There were $4.6 million in expenditures financed under a capital lease arrangement and $0.6 million in unpaid expenditures as of December 29, 2018. During the first three months of fiscal year 2018, investing cash flows also included $1.0 million in proceeds received from the promissory note related to the sale of our Junkfood business.
We anticipate our fiscal year 2019 capital expenditures, including those financed under capital leases, to be approximately $15 million and to be focused primarily on digital print equipment along with information technology and direct-to-consumer enhancements.
Financing Activities
During the three months ended December 29, 2018, cash provided by financing activities was $7.1 million compared to $9.0 million provided by financing activities for the three months ended December 30, 2017. The cash provided by our financing activities during the first three months of fiscal year 2019 was used to fund the SSI digital print acquisition as well as fund our operating activities and share repurchases.
Based on our current expectations, we believe that our credit facility should be sufficient to satisfy our foreseeable working capital needs, and that cash flow generated by our operations and funds available under our credit facility should be sufficient to service our debt payment requirements, to satisfy our day-to-day working capital needs and to fund our planned capital expenditures. Any material deterioration in our results of operations, however, may result in the loss of our ability to borrow under our U.S. revolving credit facility and to issue letters of credit to suppliers, or may cause the borrowing availability under that facility to be insufficient for our needs. Availability under our credit facility is primarily a function of the levels of our accounts receivable and inventory. A significant deterioration in our accounts receivable or inventory levels could restrict our ability to borrow additional funds or service our indebtedness. Moreover, our credit facility includes a financial covenant that if the availability under our credit facility falls below the amounts specified in our U.S. credit agreement, our fixed charge coverage ratio (FCCR) for the preceding 12-month period must not be less than 1.1 to 1.0. While our availability at December 29, 2018, was above the minimum thresholds specified in our credit agreement, a significant deterioration in our business could cause our availability to fall below such thresholds, thereby requiring us to maintain the minimum FCCR specified in our credit agreement.
Purchases By Delta Apparel Of Its Own Shares
During the three months ended December 29, 2018, we purchased 92,148 shares of our common stock for an aggregate amount of $1.7 million (see Note N—Repurchase of Common Stock). As of December 29, 2018, there was $10.6 million of repurchase authorization remaining under our Stock Repurchase Program. We evaluate current leverage, working capital requirements, our free cash flow outlook, stock valuation and future business opportunities to determine when we believe the repurchase of our stock is a sound investment opportunity that we can pursue without sacrificing future growth plans.

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
A detailed discussion of critical accounting policies is contained in the Significant Accounting Policies included in Note 2 to the Audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended September 29, 2018, and there have been no changes in those policies, except as disclosed in Note C—New Accounting Standards related to the adoption of the new revenue recognition standard, since the filing of that Annual Report on Form 10-K with the SEC.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 29, 2018, and, based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures were effective at the evaluation date.
Changes in Internal Control Over Financial Reporting
There was no change during the first quarter of fiscal year 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings
See Note M—Legal Proceedings, in Item 1, which is incorporated herein by reference.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(c) Repurchases of Common Stock
See Note N—Repurchase of Common Stock, and Note F—Debt, in Item 1, which are incorporated herein by reference.
Item 5. Other Information
None

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

DELTA APPAREL, INC. (Registrant)
Date	February 4, 2019	By:	/s/ Deborah H. Merrill
Deborah H. Merrill Chief Financial Officer and President, Delta Group