Form 10-Q
period 2019-03-30
DELTA APPAREL, INC
filed 2019-05-06
CIK 1101396

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 30, 2019
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of a “large accelerated filer,” “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common	DLA	NYSE American
As of April 26, 2019, there were outstanding 6,935,417 shares of the registrant’s common stock, par value of $0.01 per share, which is the only class of outstanding common or voting stock of the registrant.

PART 1.	FINANCIAL INFORMATION

Item 1.	Financial Statements
Delta Apparel, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Amounts in thousands, except share amounts and per share data)
(Unaudited)

	March 30, 2019	September 29, 2018
Assets
Current assets:
Cash and cash equivalents	$1,777	$460
Accounts receivable, less allowances of $333 and $1,475, respectively	59,197	45,605
Other receivables	749	1,274
Income tax receivable	—	38
Inventories, net	186,526	174,983
Note receivable	—	100
Prepaid expenses and other current assets	3,002	2,962
Total current assets	251,251	225,422

Property, plant and equipment, net of accumulated depreciation of $78,096 and $74,018, respectively	54,311	52,114
Goodwill	36,597	33,217
Intangibles, net	23,554	20,498
Deferred income taxes	1,924	1,374
Equity method investment	9,731	8,980
Other assets	1,687	2,004
Total assets	$379,055	$343,609

Liabilities and Equity
Current liabilities:
Accounts payable	$58,418	$48,008
Accrued expenses	15,439	16,742
Current portion of contingent consideration	3,190	638
Current portion of capital lease financing	5,308	3,846
Current portion of long-term debt	7,435	6,577
Total current liabilities	89,790	75,811

Long-term taxes payable	3,451	4,259
Long-term capital lease financing, less current maturities	11,150	9,302
Long-term debt, less current maturities	120,043	92,083
Deferred income taxes	2,192	2,132
Contingent Consideration	6,104	9,904
Other non-current liabilities	658	—
Total liabilities	$233,388	$193,491

Shareholders’ equity:
Preferred stock—$0.01 par value, 2,000,000 shares authorized, none issued and outstanding	—	—
Common stock —$0.01 par value, 15,000,000 shares authorized, 9,646,972 shares issued, and 6,935,417 and 6,909,446 shares outstanding as of March 30, 2019, and September 29, 2018, respectively	96	96
Additional paid-in capital	59,121	61,979
Retained earnings	128,486	128,695
Accumulated other comprehensive (loss) income	(493)	136
Treasury stock —2,711,555 and 2,737,526 shares as of March 30, 2019, and September 29, 2018, respectively	(41,443)	(40,881)
Equity attributable to Delta Apparel, Inc.	145,767	150,025
Equity attributable to non-controlling interest	(100)	93
Total equity	145,667	150,118
Total liabilities and equity	$379,055	$343,609
See accompanying Notes to Condensed Consolidated Financial Statements.

Delta Apparel, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	March 30, 2019	March 31, 2018	March 30, 2019	March 31, 2018
Net sales	$102,838	$100,004	$204,513	$190,346
Cost of goods sold	83,930	77,769	167,036	151,741
Gross profit	18,908	22,235	37,477	38,605

Selling, general and administrative expenses	17,056	16,737	33,841	31,717
Other (income) expense, net	(843)	(116)	902	(464)
Operating income	2,695	5,614	2,734	7,352

Interest expense, net	1,985	1,350	3,750	2,685
Income (loss) before (benefit from) provision for income taxes	710	4,264	(1,016)	4,667
(Benefit from) provision for income taxes	(115)	632	(614)	10,988
Consolidated net income (loss)	825	3,632	(402)	(6,321)
Less: Net loss attributable to non-controlling interest	(117)	—	(193)	—
Net income (loss) attributable to shareholders	$942	$3,632	$(209)	$(6,321)

Basic income (loss) per share	$0.14	$0.50	$(0.03)	$(0.87)
Diluted income (loss) per share	$0.13	$0.48	$(0.03)	$(0.87)

Weighted average number of shares outstanding	6,943	7,195	6,933	7,231
Dilutive effect of stock awards	160	301	—	—
Weighted average number of shares assuming dilution	7,103	7,496	6,933	7,231
See accompanying Notes to Condensed Consolidated Financial Statements.

Delta Apparel, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Amounts in thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	March 30, 2019	March 31, 2018	March 30, 2019	March 31, 2018
Net income (loss) attributable to shareholders	$942	$3,632	$(209)	$(6,321)
Other comprehensive (loss) income related to unrealized (loss) gain on derivatives, net of income tax	(257)	116	(629)	202
Consolidated comprehensive income (loss)	$685	$3,748	$(838)	$(6,119)

See accompanying Notes to Condensed Consolidated Financial Statements.

Delta Apparel, Inc. and Subsidiaries
Condensed Consolidated Statements of Shareholders’ Equity
(Amounts in thousands, except share amounts)
(Unaudited)

					Accumulated
			Additional		Other			Non-
	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Controlling
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Interest	Total
Balance at September 30, 2017	9,646,972	$96	$61,065	$127,358	$(35)	2,346,675	$(32,597)	$—	$155,887

Net earnings	—	—	—	(6,321)	—	—	—	—	(6,321)
Other comprehensive income	—	—	—	—	202	—	—	—	202
Net loss attributable to non-controlling interest	—	—	—	—	—	—	—	—	—
Stock grant	—	—	—	—	—	—	—	—	—
Vested stock awards	—	—	(1,647)	—	—	(72,201)	702	—	(945)
Purchase of common stock	—	—	—	—	—	220,058	(4,466)	—	(4,466)
Stock based compensation	—	—	1,142	—	—	—	—	—	1,142
Capital contributions by non-controlling interest	—	—	—	—	—	—	—	—	—
Balance at March 31, 2018	9,646,972	$96	$60,560	$121,037	$167	2,494,532	$(36,361)	$—	$145,499

					Accumulated
			Additional		Other			Non-
	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Controlling
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Interest	Total
Balance at September 29, 2018	9,646,972	$96	$61,979	$128,695	$136	2,737,526	$(40,881)	$93	$150,118

Net earnings	—	—	—	(209)	—	—	—	—	(209)
Other comprehensive income	—	—	—	—	(629)	—	—	—	(629)
Net loss attributable to non-controlling interest	—	—	—	—	—	—	—	(193)	(193)
Stock grant	—	—	—	—	—	—	—	—	—
Vested stock awards	—	—	(3,982)	—	—	(153,472)	1,866	—	(2,116)
Purchase of common stock	—	—	—	—	—	127,501	(2,428)	—	(2,428)
Stock based compensation	—	—	1,124	—	—	—	—	—	1,124
Capital contributions by non-controlling interest	—	—	—	—	—	—	—	—	—
Balance at March 30, 2019	9,646,972	$96	$59,121	$128,486	$(493)	2,711,555	$(41,443)	$(100)	$145,667
See accompanying Notes to Condensed Consolidated Financial Statements.

Delta Apparel, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	Six Months Ended
	March 30, 2019	March 31, 2018
Operating activities:
Consolidated net loss	$(402)	$(6,321)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,859	4,759
Amortization of deferred financing fees	153	153
(Benefit from) provision for deferred income taxes	(490)	3,006
Non-cash stock compensation	1,123	1,142
Other, net	(1,435)	(400)
Loss on disposal of equipment	2	10
Changes in operating assets and liabilities, net of effect of acquisition:
Accounts receivable, net	(11,882)	(11,704)
Inventories, net	(10,416)	3,497
Prepaid expenses and other assets	147	(1,469)
Other non-current assets	(20)	88
Accounts payable	10,920	(2,081)
Accrued expenses	(1,283)	(4,128)
Income taxes	(770)	8,022
Other liabilities	212	(111)
Net cash used in operating activities	(8,282)	(5,537)

Investing activities:
Purchases of property and equipment, net	(2,102)	(3,543)
Proceeds from sale of Junkfood assets	—	1,946
Proceeds from sale of fixed assets	—	5,001
Cash paid for business	(3,699)	(11,350)
Net cash used in investing activities	(5,801)	(7,946)

Financing activities:
Proceeds from long-term debt	233,864	235,117
Repayment of long-term debt	(211,265)	(215,816)
Repayment of capital financing	(2,031)	(678)
Payment of contingent consideration	(564)	—
Payment of deferred financing fees	—	2
Repurchase of common stock	(2,488)	(4,335)
Payment of withholding taxes on stock awards	(2,116)	(945)
Net cash provided by financing activities	15,400	13,345
Net increase (decrease) in cash and cash equivalents	1,317	(138)
Cash and cash equivalents at beginning of period	460	572
Cash and cash equivalents at end of period	$1,777	$434

Supplemental cash flow information:
Non-cash financing activity - seller financing	$—	$5,000
Non-cash financing activity - capital lease agreements	$5,728	$3,050

See accompanying Notes to Condensed Consolidated Financial Statements.

Delta Apparel, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note A—Basis of Presentation and Description of Business
We prepared the accompanying interim Condensed Consolidated Financial Statements in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles ("U.S. GAAP") for complete financial statements. We believe these Condensed Consolidated Financial Statements include all normal recurring adjustments considered necessary for a fair presentation. Operating results for the three-month and six-month periods ended March 30, 2019, are not necessarily indicative of the results that may be expected for our fiscal year ending September 28, 2019. Although our various product lines are sold on a year-round basis, the demand for specific products or styles reflects some seasonality, with sales in our June quarter generally being the highest and sales in our December quarter generally being the lowest. For more information regarding our results of operations and financial position, refer to the Consolidated Financial Statements and footnotes included in our Annual Report on Form 10-K for our fiscal year ended September 29, 2018, filed with the United States Securities and Exchange Commission (“SEC”).
“Delta Apparel”, the “Company”, “we”, “us” and “our” are used interchangeably to refer to Delta Apparel, Inc. together with our domestic wholly-owned subsidiaries, including M.J. Soffe, LLC (“Soffe”), DTG2Go, LLC (f/k/a Art Gun LLC) (“DTG2Go”), Salt Life, LLC (“Salt Life”), Culver City Clothing Company (f/k/a Junkfood Clothing Company) (“Junkfood”), and our other domestic and international subsidiaries, as appropriate to the context. On October 8, 2018, we purchased substantially all the assets of Silk Screen Ink, Ltd. d/b/a SSI Digital Print Services. See Note D—Acquisitions, for further information on this transaction.
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
We were incorporated in Georgia in 1999 and our headquarters is located at 322 South Main Street, Greenville, South Carolina 29601 (telephone number: 864-232-5200). Our common stock trades on the NYSE American exchange under the symbol “DLA”. We operate on a 52-53 week fiscal year ending on the Saturday closest to September 30. Our 2019 fiscal year is a 52-week year and will end on September 28, 2019. Our 2018 fiscal year was also a 52-week year and ended on September 29, 2018.

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
Our revenue streams consist of wholesale, direct-to-consumer ecommerce sales and retail stores which are included in our Condensed Consolidated Statements of Operations. The table below identifies the amount of net sales by distribution channel and percentage of net sales (in thousands):

	Three Months Ended
	March 30, 2019		March 31, 2018
	$	%	$	%
Retail	$872	1%	$733	1%
Direct-to-consumer ecommerce	981	1%	1,060	1%
Wholesale	100,985	98%	98,211	98%
Net Sales	$102,838	100%	$100,004	100%

	Six Months Ended
	March 30, 2019		March 31, 2018
	$	%	$	%
Retail	$1,884	1%	$1,616	1%
Direct-to-consumer ecommerce	2,569	1%	2,451	1%
Wholesale	200,060	98%	186,279	98%
Net Sales	$204,513	100%	$190,346	100%
The table below provides net sales by reportable segment (in thousands) and the percentage of net sales by distribution channel for each reportable segment:

	Second Quarter Fiscal Year 2019
	Net Sales	Wholesale	Retail	Ecommerce
Delta Group	$89,526	99.4%	0.3%	0.3%
Salt Life Group	13,312	90.2%	4.4%	5.4%
Total	$102,838

	Second Quarter Fiscal Year 2018
	Net Sales	Wholesale	Retail	Ecommerce
Delta Group	$86,125	99.4%	0.3%	0.3%
Salt Life Group	13,879	90.7%	3.5%	5.8%
Total	$100,004

	Year To Date Fiscal Year 2019
	Net Sales	Wholesale	Retail	Ecommerce
Delta Group	$183,916	99.4%	0.3%	0.3%
Salt Life Group	20,597	84.3%	6.2%	9.5%
Total	$204,513

	Year To Date Fiscal Year 2018
	Net Sales	Wholesale	Retail	Ecommerce
Delta Group	$170,051	99.3%	0.4%	0.3%
Salt Life Group	20,295	85.5%	5.1%	9.4%
Total	$190,346
Revenue is recognized when performance obligations under the terms of the contracts are satisfied. Our performance obligation primarily consists of delivering products to our customers. Control is transferred upon providing the products to customers in our retail stores, upon shipment of our products to the consumers from our ecommerce sites, and upon shipment from our distribution centers to our customers in our wholesale operations. Once control is transferred to the customer, we have completed our performance obligation.
Our receivables resulting from wholesale customers are generally collected within two months, in accordance with our established credit terms. Our direct-to-consumer ecommerce and retail store receivables are collected within a few days. Our revenue, including freight income, is recognized net of applicable taxes in our Condensed Consolidated Statements of Operations.

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
With the adoption of ASU 2014-09, the timing of revenue recognition for our primary revenue streams remained substantially unchanged, with no material effect on net sales. See the table below for the effect of the adoption of the standard on our Condensed Consolidated Balance Sheets as of March 30, 2019, (in thousands), due to the change in recording provisions for customer refunds as a liability instead of netted against trade accounts receivable.

	As Reported March 30, 2019	Effect of standard	Balances without Adoption
Accounts receivable, net	$59,197	$(847)	$58,350
Prepaid expenses and other current assets	3,002	(101)	2,901
Total Current Assets	251,251	(948)	250,303
Total assets	379,055	(948)	378,107
Accrued liabilities	15,439	(1,093)	14,346
Total current liabilities	89,790	(1,093)	88,697
Total liabilities	233,388	(1,093)	232,295
Total liabilities and equity	$379,055	$(1,093)	$377,962
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments, ("ASU 2016-15"). The amendments add or clarify guidance on the classification of certain cash receipts and payments in the statement of cash flows. This was issued with the intent of reducing diversity in practice with respect to the types of cash flows. ASU 2016-15 is required to be adopted retrospectively. ASU 2016-15 is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those annual periods. ASU 2016-15 was adopted in our fiscal year beginning September 30, 2018. During the March quarter, we paid $0.6 million in contingent consideration. With the adoption of ASU 2016-15, $0.1 million and $0.5 million were recorded in net cash used in operating activities and financing activities, respectively.
Standards Not Yet Adopted
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
In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and other (Topic 350), Simplifying the Test for Goodwill Impairment, ("ASU 2017-04"). To simplify the subsequent measurement of goodwill, ASU 2017-04 eliminates Step 2 from the goodwill impairment test. In computing the implied fair value of goodwill under Step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities) following a similar process that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Under ASU 2017-04 an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. ASU 2017-04 also eliminates the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. Therefore, the same impairment assessment applies to all reporting units. An entity is required to disclose the amount of goodwill allocated to each reporting unit with a zero or negative carrying amount of net assets. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. ASU 2017-04 is effective for financial statements issued for annual and interim periods beginning after December 15, 2019. ASU 2017-04 will therefore be effective in our fiscal year beginning October 4, 2020. We are evaluating the effect that ASU 2017-04 will have on our Consolidated Financial Statements and related disclosures.
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

Note D—Acquisitions
On October 8, 2018, our DTG2Go, LLC subsidiary purchased substantially all of the assets of Silk Screen Ink, Ltd. d/b/a SSI Digital Print Services ("SSI"), a premium provider of direct-to-garment digital printed products. The SSI business operated from locations in Iowa and Colorado serving the western and mid-western parts of the United States. During the March quarter, we stopped production at the smaller operation in Colorado as the location was not strategic as it served the same geographic locations as the Iowa and existing Nevada locations.
The financial results of the acquired business have been included in our Delta Group since the date of the acquisition. It is not practicable to disclose the revenue and income of SSI since the acquisition date as we have integrated the SSI and DTG2Go businesses together during the current period.
The SSI acquisition purchase price consisted of $2.0 million in cash, a promissory note for $7.0 million and $3.0 million in capital lease funding secured by the acquired fixed assets. The cash portion of the purchase price included a payment at closing of $2.0 million and a post-closing net working capital adjustment. The post–closing net working capital adjustment of $0.7 million was paid during the March quarter. The below table represents the consideration paid at closing (in thousands):

Cash	$2,000
Promissory note	6,800
Capital lease financing	3,000
Net working capital adjustment	729
Total consideration	$12,529

The current allocation of consideration to the assets and liabilities are noted in the table below. We are in the process of finalizing our valuation of the intangible assets acquired; thus, the provisional measurements of intangible assets and goodwill are subject to change. The total amount of goodwill is expected to be deductible for tax purposes.

Allocation as of March 30, 2019
Accounts receivable	$1,184
Inventory	1,127
Other current assets	86
Property, plant, and equipment	3,400
Goodwill	3,380
Intangible assets	4,020
Accounts payable	(668)
Consideration paid	$12,529

Note E—Inventories
Inventories, net of reserves of $10.1 million and $10.5 million, as of March 30, 2019, and September 29, 2018, respectively, consisted of the following (in thousands):

	March 30, 2019	September 29, 2018
Raw materials	$11,967	$9,641
Work in process	18,213	18,327
Finished goods	156,346	147,015
	$186,526	$174,983
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
On November 27, 2017, the Borrowers entered into a First Amendment to the Fifth Amended and Restated Credit Agreement with Wells Fargo and the other lenders set forth therein (the “First Amendment”). The First Amendment amended the definition of Fixed Charge Coverage Ratio within the Amended Credit Agreement to permit up to $10 million of the proceeds received from the March 31, 2017, sale of certain assets of the Junkfood business to be used towards share repurchases for up to one year from the date of that transaction. In addition, the definition of Permitted Purchase Money Indebtedness is amended to extend the time period within which the Borrowers may enter into capital leases and to increase the aggregate principal amount of such leases into which the Borrowers may enter to up to $15 million. The definition of Permitted Investments is also amended to permit the Borrowers to make investments in entities that are not a party to the Amended Credit Agreement in an aggregate amount of up to $2 million. The First Amendment also allows the change in the name of our Junkfood Clothing Company subsidiary to Culver City Clothing Company. There were no changes to the Amended Credit Agreement related to interest rate, borrowing capacity, or maturity.
On March 9, 2018, the Borrowers entered into a Consent and Second Amendment to the Fifth Amended and Restated Credit Agreement with Wells Fargo and the other lenders set forth therein (the “Second Amendment”). Pursuant to the Second Amendment, Wells Fargo and the other lenders set forth therein consented to Art Gun, LLC’s acquisition of substantially all of the assets of TeeShirt Ink Inc. d/b/a DTG2Go. The Second Amendment also: (i) revised certain provisions in the Amended Credit Agreement relating to our ability to pay cash dividends or distributions to shareholders or to repurchase shares of our common stock so that the effects of the Tax Cuts and Jobs Act of 2017 do not negatively impact our ability to make such dividends or distributions or to repurchase shares of our common stock during our 2018 fiscal year; (ii) amended the definition of Permitted Investments in the Amended Credit Agreement to allow investments in the Honduras partnership (as defined in the Amended Credit Agreement) in an aggregate original principal amount not to exceed $6 million; (iii) amended the definition of Permitted Purchase Money Indebtedness in the Amended Credit Agreement to increase the aggregate principal amount of capital leases into which we may enter to up to $25 million; (iv) permitted the name change of Art Gun, LLC to DTG2Go, LLC; and (v) added new definitions relating to the DTG2Go acquisition. There were no changes to the Amended Credit Agreement related to interest rate, borrowing capacity, or maturity.
On October 8, 2018, the Borrowers entered into a Consent and Third Amendment to the Fifth Amended and Restated Credit Agreement with Wells Fargo and the other lenders set forth therein (the "Third Amendment"). Pursuant to the Third Amendment, the Lenders consented to DTG2Go's acquisition of substantially all of the assets of SSI. The Third Amendment also: (i) amended the existing loan agreement, including various definitions therein, to add a first-in last-out "FILO" borrowing component and (ii) amended the existing loan agreement, including various definitions therein, to address the potential unavailability or discontinuance of the use of LIBOR rates and updated certain provisions regarding compliance with denied party, sanctioned entity, anti-corruption and anti-money laundering and related laws and regulations and other items.
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
As of March 30, 2019, there was $111.0 million outstanding under our U.S. revolving credit facility at an average interest rate of 4.8% and additional borrowing availability of $22.2 million. This credit facility includes a financial covenant requiring that if the amount of availability falls below the threshold amounts set forth in the Amended Credit Agreement, our Fixed Charge Coverage Ratio (“FCCR”) (as defined in the Amended Credit Agreement) for the preceding 12-month period must not be less than 1.1 to 1.0. We were not subject to the FCCR covenant at March 30, 2019, because our availability was above the minimum required under the Amended Credit Agreement, but we would have satisfied our financial covenant had we been subject to it. At March 30, 2019, and September 29, 2018, there was $12.2 million and $14.7 million, respectively, of retained earnings free of restrictions to make cash dividends or stock repurchases.
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
In August 2013, we acquired Salt Life and issued two promissory notes in the aggregate principal amount of $22.0 million, which included a one-time installment of $9.0 million that was due and paid as required on September 30, 2014, and quarterly installments commencing on March 31, 2015, with the final installment due on June 30, 2019. The promissory notes are zero-interest notes and state that interest will be imputed as required under Section 1274 of the Internal Revenue Code. We imputed interest at 1.92% on the promissory note that matured June 30, 2016, and was paid in full as required. We impute interest at 3.62% on the promissory note that matures on June 30, 2019. At March 30, 2019, the discounted value of the promissory note outstanding was $1.0 million.
On October 8, 2018, we acquired substantially all of the assets of Silk Screen Ink, Ltd. d/b/a SSI Digital Print Services, see Note-D Acquisitions for more information on this transaction. In conjunction with the acquisition, we issued a promissory note in the principal amount of $7.0 million. The promissory note bears interest at 6% with quarterly installments beginning January 2, 2019, with the final installment due October 1, 2021. As of March 30, 2019, there was $6.3 million outstanding on the promissory note.
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
Additional information about these loans and the outstanding balances as of March 30, 2019, is as follows (in thousands):

March 30, 2019
Revolving credit facility established March 2011, interest at 6.1% expiring August 2020	$4,717
Term loan established November 2014, interest at 6.0%, payable monthly with a six-year term	1,100
Term loan established June 2016, interest at 6.0%, payable monthly with a six-year term	922
Term loan established October 2017, interest at 6.0%, payable monthly with a six-year term	2,486

Note G—Selling, General and Administrative Expense
We include in selling, general and administrative ("SG&A") expenses the costs incurred subsequent to the receipt of finished goods at our distribution facilities, such as the cost of stocking, warehousing, picking, packing, and shipping goods for delivery to our customers. Distribution costs included in SG&A expenses totaled $4.2 million and $4.4 million for the three-month periods ended March 30, 2019, and March 31, 2018, respectively, and totaled $8.4 million and $8.3 million for the six-month periods ended March 30, 2019, and March 31, 2019, respectively. In addition, SG&A expenses include costs related to sales associates, administrative personnel, advertising and marketing expenses and other general and administrative expenses.

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
Compensation expense is recorded on the SG&A expense line item in our Condensed Consolidated Statements of Operations over the vesting periods. During the three-month periods ended March 30, 2019, and March 31, 2018, we recognized $0.6 million and $0.7 million, respectively, in stock-based compensation expense. During the six-month periods ended March 30, 2019, and March 31, 2018, we recognized $1.3 million and $1.2 million, respectively, in stock-based compensation expense.
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
No restricted stock units or performance units were granted during the three-month and six-month periods ended March 30, 2019.
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
As of March 30, 2019, there was $2.2 million of total unrecognized compensation cost related to unvested awards granted under the 2010 Stock Plan. This cost is expected to be recognized over a period of 1.7 years.

Note I—Purchase Contracts
We have entered into agreements, and have fixed prices, to purchase yarn, finished fabric, and finished apparel and headwear products. At March 30, 2019, minimum payments under these contracts were as follows (in thousands):

Yarn	$30,785
Finished fabric	3,196
Finished products	17,842
$51,823

Note J—Business Segments

We operate our business in two segments, the Delta Group and the Salt Life Group. During fiscal year 2018, we made a strategic decision to re-align our business into segments that better reflect our operating model and allow us to better leverage and more efficiently manage our cost structure as we plan future growth. With this re-alignment, we changed and renamed our reportable segments to reflect how our Chief Operating Decision maker and management currently make financial decisions and allocate resources. We are now reporting our results under the Delta Group, comprising our Delta Activewear, DTG2Go and Soffe business units, and the Salt Life Group, comprising our Salt Life and Coast business units. Although the two segments are similar in their production processes and regulatory environments, they are distinct in their economic characteristics, products, marketing, and distribution methods.
The Delta Group is comprised of our business units primarily focused on core activewear styles, and includes our Delta Activewear (which includes Delta Catalog and FunTees), Soffe, and DTG2Go business units. We market, distribute and manufacture unembellished knit apparel under the main brands of Soffe®, Delta Platinum, Delta Pro Weight®, and Delta Magnum Weight® for sale to a diversified audience including sporting goods retailers, large licensed screen printers, specialty and resort stores, ad-specialty and promotional products businesses and the U.S. military. We also manufacture private label products for major branded sportswear companies, trendy regional brands, retailers, and sports licensed apparel marketers. Typically, our private label products are sold with value-added services such as hangtags, ticketing, hangers, and embellishment so that they are fully ready for retail. Using digital print equipment and its proprietary technology, DTG2Go embellishes garments to create private label, custom decorated apparel servicing the fast-growing e-retailer channels, as well as the ad-specialty, promotional products, screen print and retail marketplaces.
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

	Three Months Ended		Six Months Ended
	March 30, 2019	March 31, 2018	March 30, 2019	March 31, 2018
Segment net sales:
Delta Group	$89,526	$86,125	$183,916	$170,051
Salt Life Group	13,312	13,879	20,597	20,295
Total net sales	$102,838	$100,004	$204,513	$190,346

Segment operating income:
Delta Group (1)	$3,367	$5,776	$6,145	$10,201
Salt Life Group	2,733	2,987	3,011	3,210
Total segment operating income	$6,100	$8,763	$9,156	$13,411
(1)The Delta Group operating income in the quarter ended December 29, 2018, included $2.5 million of expense for a litigation settlement related to the 2016 bankruptcy filing of The Sports Authority.

The following table reconciles the segment operating income to the consolidated income (loss) before provision for income taxes (in thousands):

	Three Months Ended		Six Months Ended
	March 30, 2019	March 31, 2018	March 30, 2019	March 31, 2018
Segment operating income	$6,100	$8,763	$9,156	$13,411
Unallocated corporate expenses	3,405	3,149	6,422	6,059
Unallocated interest expense	1,985	1,350	3,750	2,685
Consolidated income (loss) before provision for income taxes	$710	$4,264	$(1,016)	$4,667

The Delta Group segment assets have increased by approximately $27.3 million since September 29, 2018, to $311.2 million as of March 30, 2019, principally as a result of our recent digital print acquisition as well as from higher working capital from the seasonality of our business. See Note D—Acquisitions for further information on our recent digital print acquisition. The Salt Life Group segment assets have increased by $8.4 million since September 29, 2018, to $63.4 million as of March 30, 2019, primarily due to seasonal increase in working capital.

Note K—Income Taxes
The Tax Cuts and Jobs Act of 2017 (the “New Tax Legislation”) was enacted on December 22, 2017, which significantly revised the U.S. corporate income tax code by, among other things, lowering federal corporate income tax rates, implementing a modified territorial tax system and imposing a repatriation tax on deemed repatriated cumulative earnings of foreign subsidiaries. The New Tax Legislation created, among other things, a new requirement that certain income earned by controlled foreign corporations (“CFCs”) must be included currently in the gross income of the CFCs’ U.S. shareholder. In addition, new taxes were imposed related to foreign income, including a tax on global intangible low-taxed income (“GILTI”) as well a limitation on the deduction for business interest expense, (“Section 163(j))".
GILTI is the excess of the shareholder’s net CFC tested income over the net deemed tangible income.  The Section 163(j) limitation does not allow the amount of deductible interest to exceed the sum of the taxpayer's business interest income, 30% of the taxpayer’s adjusted taxable income, and the taxpayer’s floor plan financing interest expense for the year. We have included in our calculation of our effective tax rate the estimated impact of GILTI and Section 163(j).
In the quarter ended December 30, 2017, when the New Tax Legislation was enacted, we made reasonable estimates of the effects on our existing deferred tax balances and the transition tax, recording $10.6 million of tax expense based on an estimate of our total earnings and profits (E&P) from our foreign subsidiaries which were previously deferred from U.S. taxes. During the quarter ended September 29, 2018, we increased the provisional amount by $0.1 million based on our E&P study resulting in $10.7 million recorded in our 2018 fiscal year. The transition tax will be paid over eight years. The transitional tax was finalized during the first quarter of fiscal year 2019 and is no longer considered provisional.
Our effective income tax rate on operations for the six-month period ended March 30, 2019, was a benefit of 60.5% driven from the discrete tax benefit from the vesting of stock awards. For the six-month period ended March 31, 2018, our effective income tax rate, excluding the $10.6 million provision related to The New Tax Legislation, was a benefit of 9.4%. Our effective income tax rate on operations for the fiscal year ended September 29, 2018, excluding the $10.7 million provision related to The New Tax Legislation, was a benefit of 1.7%.
We intend to reinvest all of our unremitted earnings of our foreign subsidiaries and therefore, outside of the transition tax mentioned previously, we have provided no provision for income taxes which may result from withholding taxes and/or other outside basis differences.  We believe that the determination of such income taxes is impracticable.
We benefit from having income in foreign jurisdictions that are either exempt from income taxes or have tax rates that are lower than those in the United States. Based on our current projected pre-tax income and the anticipated amount of U.S. taxable income compared to profits in the offshore taxable and tax-free jurisdictions in which we operate, our estimated annual income tax rate for the fiscal year ending September 28, 2019, is currently expected to be approximately 16%-18%. However, changes in the mix of U.S. taxable income compared to profits in tax-free or lower-tax jurisdictions can have a significant impact on our overall effective tax rate. In addition, the final impact of the New Tax Legislation may differ from our estimates, possibly materially, due to, among other things, changes in interpretations, additional regulatory guidance that may be issued, additional information that may become available to us, and actions we may take as a result of the New Tax Legislation.
We file income tax returns in the U.S. federal jurisdiction and various state, local and foreign jurisdictions. Tax years 2014, 2015, and 2016, according to statute and with few exceptions, remain open to examination by various federal, state, local and foreign jurisdictions.

Note L—Derivatives and Fair Value Measurements

From time to time, we may use interest rate swaps or other instruments to manage our interest rate exposure and reduce the impact of future interest rate changes. These financial instruments are not used for trading or speculative purposes. We have designated our interest rate swap contracts as cash flow hedges of our future interest payments. As a result, the gains and losses on the swap contracts are reported as a component of other comprehensive income and are reclassified into interest expense as the related interest payments are made. All components of other comprehensive income are attributable to shareholders.  As of March 30, 2019, there are no components related to the non-controlling interest.  Outstanding instruments as of March 30, 2019, are as follows:

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

The following financial assets (liabilities) are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements Using
Period Ended	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest Rate Swaps
March 30, 2019	$(658)	—	$(658)	—
September 29, 2018	183	—	183	—

Cotton Options
March 30, 2019	$(3)	$(3)	—	—
September 29, 2018	(110)	(110)	—	—

Contingent Consideration
March 30, 2019	$(9,294)	—	—	$(9,294)
September 29, 2018	(10,542)	—	—	(10,542)
The fair value of the interest rate swap agreements was derived from discounted cash flow analysis based on the terms of the contract and the forward interest rate curves adjusted for our credit risk, which fall in Level 2 of the fair value hierarchy. At March 30, 2019, book value for fixed rate debt approximates fair value based on quoted market prices for the same or similar issues or on the current rates offered to us for debt of the same remaining maturities (a Level 2 fair value measurement).
The following table summarizes the fair value and presentation in the Condensed Consolidated Balance Sheets for derivatives related to our interest swap agreements as of March 30, 2019, and September 29, 2018 (in thousands):

	March 30, 2019	September 29, 2018
Other assets	$—	$182
Deferred tax assets	166	(46)
Other non-current liabilities	(658)	—
Accumulated other comprehensive (loss) income	$(492)	$136
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
At March 30, 2019, we had $0.2 million accrued in contingent consideration related to the Salt Life acquisition, a $1.1 million reduction from the accrual at September 29, 2018. The reduction in the fair value of contingent consideration is recorded in other income and is based on the inputs into the Monte Carlo model, including the time remaining in the measurement period and our expectations of sales in calendar year 2019 which have been reduced based our current view of the retail environment.
On March 9, 2018, we acquired Teeshirt Ink, Inc. d/b/a DTG2Go. The purchase price consisted of $16.6 million in cash and additional contingent consideration based on achievement of certain performance targets related to sales and EBITDA for the period from April 1, 2018, through September 29, 2018, as well as for our fiscal years 2019, 2020, 2021 and 2022. In the second quarter of fiscal year 2019, in accordance with the purchase agreement, contingent consideration of $0.6 million was paid to the sellers for the earn out period from April 1, 2018, through September 29, 2018. At March 30, 2019, we had $9.1 million accrued in contingent consideration, a $0.1 million decrease from the accrual at September 29, 2018. The reduction is driven by the $0.6 million payment made during the quarter offset by $0.5 million increase in the accrual which is recorded in other income. The fair value of contingent consideration is based on the inputs into the Monte Carlo model, including the time remaining in the measurement period. Accordingly, the fair value measurement for contingent consideration falls in Level 3 of the fair value hierarchy.

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
TSA Stores, Inc. and related entities TSA Ponce, Inc. and TSA Caribe, Inc. filed an action against Soffe on March 16, 2016, in the United States Bankruptcy Court for the District of Delaware (the "TSA Action") including requests for declaratory judgment on a variety of matters related to the Products and Proceeds as well as several related claims. TSA lender Wilmington Savings Fund Society, FSB, as Successor Administrative and Collateral Agent ("WSFS"), intervened in the TSA Action seeking a declaratory judgment on a variety of matters related to the Products and Proceeds and including several related claims. Soffe subsequently asserted counterclaims against WSFS in the TSA Action seeking a declaratory judgment on a variety of matters related to the Products and Proceeds.
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

During the March quarter of fiscal year 2019, we purchased 35,353 shares of our common stock for a total cost of $0.7 million. Through March 30, 2019, we have purchased 3,484,962 shares of our common stock for an aggregate of $50.1 million since the inception of our Stock Repurchase Program. All purchases were made at the discretion of management and pursuant to the safe harbor provisions of SEC Rule 10b-18. As of March 30, 2019, $9.9 million remained available for future purchases under our Stock Repurchase Program, which does not have an expiration date.
The following table summarizes the purchases of our common stock for the quarter ended March 30, 2019:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Dollar Value of Shares that May Yet Be Purchased Under the Plans
December 30, 2018 to February 2, 2019	32,353	$19.93	32,353	$10.0	million
February 3, 2019 to March 2, 2019	3,000	23.98	3,000	9.9	million
March 3, 2019 to March 30, 2019	—	0.00	—	9.9	million
Total	35,353	$20.27	35,353	$9.9	million

Note O—Goodwill and Intangible Assets
Components of intangible assets consist of the following (in thousands):

	March 30, 2019			September 29, 2018
	Cost	Accumulated Amortization	Net Value	Cost	Accumulated Amortization	Net Value	Economic Life

Goodwill	$36,597	$—	$36,597	$33,217	$—	$33,217	N/A

Intangibles:
Tradename/trademarks	$16,090	$(3,007)	$13,083	$16,090	$(2,736)	$13,354	20 – 30 yrs
Customer relationships	8,500	(478)	8,022	4,500	(253)	4,247	8 – 10 yrs
Technology	1,720	(1,402)	318	1,720	(1,105)	615	10 yrs
License agreements	2,100	(578)	1,522	2,100	(527)	1,573	15 – 30 yrs
Non-compete agreements	1,657	(1,048)	609	1,637	(928)	709	4 – 8.5 yrs
Total intangibles	$30,067	$(6,513)	$23,554	$26,047	$(5,549)	$20,498

Goodwill represents the acquired goodwill net of the $0.6 million cumulative impairment losses recorded in fiscal year 2011. The goodwill recorded on our financial statements is included in both of our segments, with $16.7 million and $19.9 million included in the Delta Group and Salt Life Group, respectively.
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
Amortization expense for intangible assets was $0.5 million for the three-month period ended March 30, 2019, and $0.3 million for the three-month period ended March 31, 2018. Amortization expense for intangible assets was $1.0 million for the six-month period ended March 30, 2019, and $0.5 million for the six-month period ended March 31, 2018. Amortization expense is estimated to be approximately $2.0 million for fiscal year 2019, $1.8 million for fiscal year 2020, and $1.7 million for each of fiscal years 2021, 2022 and 2023.

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

Business Outlook
We were pleased to be able to deliver more sales growth during our second quarter, led by another period of notable expansion in our DTG2Go digital print business, and finish the first half of our year with sales growth across our overall business as well as both our Delta Group and Salt Life Group segments. We are off to a strong start to our third quarter and see exciting opportunities for growth and increased profitability across all of our businesses as we move through the back half of our year.
The strong momentum in our DTG2Go digital print business is creating leverage and scale efficiencies that are further bolstering our market leadership position and facilitating even more differentiation from competitors. The planned expansion of DTG2Go’s seamless nationwide print and fulfillment network to locations in Texas and New Jersey and investments in production capacity should facilitate record printing and shipping milestones in that business, including the ability to print approximately 90,000 unique graphics per day and unmatched shipping coverage including two-day service to almost all United States consumers and one-day service to about half of all United States consumers. DTG2Go is also adding to its leadership position through its first-to-market adoption of break-through polyester printing technology to service the increasing demand for decorated polyester performance garments. We remain extremely optimistic about the untapped growth potential within the digital print market both in the United States and globally and enter the third quarter with great opportunities to grow within both our traditional channels and exciting new channels such as brick and mortar retailers.
Our Salt Life business is off to a strong start to our third quarter and continues to gain momentum with new national and regional retailers both within and outside of its traditionally strong regional markets. The growth in Salt Life’s sales of higher price point performance products continues, as does the overall diversification of its product line with women’s, and accessories becoming a larger piece of its overall sales mix. Salt Life also continues to invest in its direct-to-consumer strategy with a new branded Salt Life store in Orlando, Florida, scheduled to open in the near term and plans for several additional new stores in the South Florida market later in the year. Recent brand extensions such as Salt Life Lager and ladies swimwear are also gaining more traction and enhancing Salt Life’s lifestyle positioning, and we look for that encouraging trend to continue throughout the year.
Our Delta Activewear business continues to grow and we see many opportunities to expand our market reach into new channels of distribution, including direct-to-retail and ecommerce, while also leveraging other parts of the Delta Group platform, including DTG2Go’s digital print capabilities and Soffe’s screen print platform. As expected, our private label FunTees business was unfavorably impacted during the quarter by some start-up and other costs associated with the diversification of its customer base, but it was able to achieve double-digit growth in unit sales and we anticipate record unit sales during the third and fourth fiscal quarters. We look for the double-digit growth trend on Catalog’s B2B ecommerce site and with its more profitable fashion basics line, which includes our Delta Platinum and other higher-end products, to continue in the back half of the year and for those higher-margin areas to become a larger part of our overall sales in that business. We also expect the cost efficiency and quality gains we are seeing in our manufacturing platform to continue to provide positive momentum and competitive advantages for us as the year unfolds.
Our Soffe brand is off to a good start to our third quarter with solid momentum in the strategic sporting goods and department store channels, some exciting opportunities in the military channel and general market trends favoring heritage brands like Soffe. Soffe also continues to see strong e-commerce performance across both its B2B and B2C sites and we believe the brand is positioned for growth going forward.
Overall we expect to see top and bottom-line growth in the second half of the year on the strength of our diversified customer base, expanding sales channels and investments in technology, direct-to-consumer initiatives and unique “end-to-end” manufacturing and distribution platforms. Our core Activewear business continues to gain market share and provide a steady, profitable platform to support our higher-growth businesses and we have further solidified our leading positions in the digital print and lifestyle spaces with our DTG2Go and Salt Life businesses. While parts of our business were challenged during the second quarter, we continue to believe we are uniquely positioned to compete and grow in today’s dynamic retail environment.
Results of Operations
Net sales for the second quarter were $102.8 million, up $2.8 million, or nearly 3%, from the prior year period’s net sales of $100.0 million. The growth was driven by our digital print business, which continued its growth from the prior quarter. The acquisitions of the DTG2Go and SSI Digital Print businesses acquired in the past year contributed to this growth as well as organic growth from new customer programs. For the first six months of 2019, net sales grew over 7% to $204.5 million from $190.3 million in the prior year. DTG2Go sales increased 223% to over $23 million, and Salt Life sales grew by 2% to over $20 million. These sales increases were partially offset by lower sales at Activewear and Soffe. Changes in the private label product mix drove sales declines in Activewear although unit sales increased. Soffe sales were hindered by declines in the military channel, offsetting increases being achieved in other sales channels.
Our retail stores and ecommerce sales, including our B2C and B2B sites, increased 20 and 80 basis points over the prior year three-month and six-month periods, respectively. The growth was driven by increased sales on our Soffe and Activewear ecommerce sites and at our Salt Life and Soffe retail stores. Retail and ecommerce sales represented 6.7% and 7.5% of total revenues for the three-month and six-month periods ended March 30, 2019, compared to 6.4% and 6.7% of total revenues in the prior year periods, respectively.
Our second quarter gross margins expanded 10 basis points from the first quarter to 18.4%, but declined from the 22.2% gross margins in the prior year. Salt Life Group segment gross margins expanded 20 basis points to 48.0% from 47.8% in the prior year quarter due to the favorable mix of sales. The Delta Group segment gross margins declined to 14.0% from 18.1% in the prior year from the expected higher cost of raw materials as well as costs associated with the diversification of our private label products. In addition, we experienced higher than expected costs in our digital print business as we integrated the recent acquisitions.
Selling, general, and administrative expenses ("SG&A") were $17.1 million, or 16.6% of sales, for the quarter compared to $16.7 million, or 16.7% of sales, in the prior year period.

Other income includes profits related to our Honduran equity method investment as well as valuation changes in our contingent consideration and other less significant items. The change in fair value of contingent consideration was associated with the Salt Life and DTG2Go acquisitions. Based upon our updated analysis for Salt Life, the fair value of this liability decreased $0.6 million in the 2019 second quarter. The change is principally due to decreased sales expectations for calendar year 2019. The DTG2Go liability increased by $0.3 million due to the time remaining in the applicable earn-out period.
Net interest expense for the second quarter of fiscal year 2019 was $2.0 million, as compared to $1.4 million in the prior year period due to higher debt levels from our recent acquisitions, coupled with increased interest rates.
Our effective tax rate on operations for the six-month period ended March 30, 2019, was 60.5% driven from the discrete tax benefit from the vesting of stock awards. This compares to an effective income tax benefit of 14.8% for the same period in the prior year, and a benefit of 1.7% for the fiscal year ended September 29, 2018, when excluding the impact of the New Tax Legislation. See Note K—Income taxes for more information.
We achieved net income for the second quarter of $0.9 million, or $0.13 per diluted share, down from the prior year period net income of $3.6 million, or $0.48 per diluted share. Largely impacted by the resolution of The Sports Authority bankruptcy litigation, we experienced a net loss for the first six months of $0.2 million, or $0.03 per diluted share, compared to the prior year net loss of $6.3 million, or $0.87 per diluted share. Adjusting for $2.5 million expense associated with the resolution of The Sports Authority bankruptcy litigation our net income for the first six months was approximately $0.27 per diluted share, compared to $0.56 per diluted share in the prior year period after adjusting for the discrete impact of the New Tax Legislation.
Accounts receivable were $59.2 million at March 30, 2019, compared to $59.3 million at March 31, 2018, and $45.6 million as of September 29, 2018. Days sales outstanding ("DSO") as of March 30, 2019, were 49 days, in line with 48 days at September 29, 2018.
Net inventory was $186.5 million as of March 30, 2019, an increase of $11.5 million from September 29, 2018. The higher inventory levels resulted from the seasonal build of inventory as well as higher average cost inventory and increased units from the SSI Acquisition.
Capital spending was $2.1 million during the March quarter of fiscal year 2019 and primarily related to manufacturing equipment as well as information technology enhancements. Depreciation and amortization expense, including non-cash compensation, was $7.0 million for the first six months of fiscal year 2019.
Total debt, excluding capital leases, at March 30, 2019, was $127.5 million, compared with $112.2 million at March 31, 2018. The increase from the prior year was primarily driven from the recent acquisitions in the digital print business.
Salt Life Group Segment
The Salt Life Group segment revenue was $13.3 million in the second quarter compared to $13.9 million in the prior year period due primarily to the unseasonably cool spring and timing of orders due to the Easter holiday occurring later in the spring compared to the prior year. However, sales for the first six months increased to $20.6 million from the prior year $20.3 million.
Gross margins grew 20 basis points over the prior year period to 48% and 80 basis points in the first six months to 48.4%. Operating income in the Salt Life Group segment for the second quarter was $2.9 million compared to $3.0 million in the prior year period. Operating income for the first six months was $3.2 million, in line with the prior year period.
Delta Group Segment
The Delta Group segment revenue grew almost 4% during the second quarter to $89.5 million from $86.1 million in the prior year period. Sales at DTG2Go increased over $7 million from the prior year driven from the SSI acquisition and organic growth from new customer programs. Although Activewear sales were down 3% from the prior year quarter, sales volumes increased driven from the changes in the private label product mix shifting to lower priced garments driven from changes in silhouettes and fabrications. The higher-margin fashion basics products growth continued with 30% sales growth. Soffe sales were down $1.8 million from lower military sales offsetting strong direct-to-consumer and B2B ecommerce sales. Net sales for the first six months grew over 8% to $183.9 million compared to $170.1 million in the prior year.
Gross margins were 14.0% down from the prior year 18.1% as higher raw material costs and startup costs associated with changes in the private label product mix with new customers impacted gross margins when compared to the prior year. For the first six months of fiscal year 2019 gross margins were 15.0% compared to the prior year 17.0%. Operating income for the second quarter was $3.4 million compared to $5.8 million in the prior year resulting primarily from the lower gross margins. Delta Group segment operating income for the first six months was impacted by $2.5 million of litigation expense and was $6.1 million compared to $10.2 million in the prior year.
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
Operating Cash Flows
Operating activities used $8.3 million and $5.5 million of cash in the first six months of fiscal year 2019 and 2018, respectively. The increased use of cash from the prior year is primarily due to higher cost inventories due to increased raw material costs as well as more units from expansion of skus and the SSI acquisition.
Investing Cash Flows
Capital expenditures were $2.1 million during the first six months of fiscal year 2019 compared to $3.5 million in the same period last year. Capital expenditures in both periods primarily related to machinery and equipment as well as information technology enhancements. In addition, property, plant, and equipment of $3.4 million were acquired as part of the SSI acquisition during fiscal year 2019. During the first six months of fiscal year 2018, investing cash flows also included $1.9 million in proceeds received from the promissory note related to the sale of our Junkfood business.
Investing activities for the first six months of fiscal year 2018 included $5.0 million of proceeds from the sale of fixed assets. Property, plant, and equipment (“equipment”) of $5.0 million was acquired as part of the DTG2Go acquisition. Subsequently, a capital lease arrangement was entered into to finance the purchase of the equipment. There were $5.7 million in expenditures financed under a capital lease arrangement and $0.3 million in unpaid expenditures as of March 30, 2019.
We anticipate our fiscal year 2019 capital expenditures, including those financed under capital leases, to be approximately $15 million and to be focused primarily on digital print equipment along with information technology and direct-to-consumer enhancements.
Financing Activities
During the six months ended March 30, 2019, cash provided by financing activities was $15.4 million compared to $13.3 million provided by financing activities for the six months ended March 31, 2018. The cash provided by our financing activities during the first six months of fiscal year 2019 was used to fund the SSI digital print acquisition as well as fund our operating activities and share repurchases.
Based on our current expectations, we believe that our credit facility should be sufficient to satisfy our foreseeable working capital needs, and that cash flow generated by our operations and funds available under our credit facility should be sufficient to service our debt payment requirements, to satisfy our day-to-day working capital needs and to fund our planned capital expenditures. Any material deterioration in our results of operations, however, may result in the loss of our ability to borrow under our U.S. revolving credit facility and to issue letters of credit to suppliers, or may cause the borrowing availability under that facility to be insufficient for our needs. Availability under our credit facility is primarily a function of the levels of our accounts receivable and inventory. A significant deterioration in our accounts receivable or inventory levels could restrict our ability to borrow additional funds or service our indebtedness. Moreover, our credit facility includes a financial covenant that if the availability under our credit facility falls below the amounts specified in our U.S. credit agreement, our fixed charge coverage ratio (FCCR) for the preceding 12-month period must not be less than 1.1 to 1.0. While our availability at March 30, 2019, was above the minimum thresholds specified in our credit agreement, a significant deterioration in our business could cause our availability to fall below such thresholds, thereby requiring us to maintain the minimum FCCR specified in our credit agreement.
Purchases By Delta Apparel Of Its Own Shares
During the six months ended March 30, 2019, we purchased 127,501 shares of our common stock for an aggregate amount of $2.4 million (see Note N—Repurchase of Common Stock). As of March 30, 2019, there was $9.9 million of repurchase authorization remaining under our Stock Repurchase Program. We evaluate current leverage, working capital requirements, our free cash flow outlook, stock valuation and future business opportunities to determine when we believe the repurchase of our stock is a sound investment opportunity that we can pursue without sacrificing future growth plans.

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
The environmental regulations applicable to our business are becoming increasingly stringent and we incur capital and other expenditures annually to achieve compliance with environmental standards. We currently do not expect that the amount of expenditures required to comply with environmental laws and regulations will have a material adverse effect on our operations, financial condition or liquidity. There can be no assurance, however, that future changes in federal, state, or local regulations, interpretations of existing regulations or the discovery of currently unknown problems or conditions will not require substantial additional expenditures. Similarly, while we believe that we are currently in material compliance with all applicable environmental requirements, the extent of our liability, if any, for past failures to comply with laws, regulations and permits applicable to our operations cannot be determined and could have a material adverse effect on our operations, financial condition and liquidity.

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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 30, 2019, and, based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures were effective at the evaluation date.
Changes in Internal Control Over Financial Reporting
There was no change during the second quarter of fiscal year 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings
See Note M—Legal Proceedings, in Item 1, which is incorporated herein by reference.
Item 1A. Risk Factors
The risk factor set forth below updates the corresponding risk factor in our Annual Report on Form 10-K for the year ended September 29, 2018. In addition to the risk factor below, you should carefully consider the risk factors discussed in our most recent Annual Report on Form 10-K, which could materially affect our business, financial position and results of operations.
Compromises of our data security could lead to liability and reputational damage. In the ordinary course of our business, we often collect, retain, transmit, and use sensitive and confidential information regarding customers and employees and we process customer payment card and check information. There can be no assurance that we will not suffer a data compromise, that unauthorized parties will not gain access to personal information, or that any such data compromise or access will be discovered in a timely manner. Further, the systems currently used for transmission and approval of payment card transactions, and the technology utilized in payment cards themselves, all of which can put payment card data at risk, are determined and controlled by the payment card industry, not by us. Our computer systems, software and networks may be vulnerable to breaches (including via computer hackings), unauthorized access, misuse, computer viruses or other failures or disruptions that could result in disruption to our business or the loss or theft of confidential information, including customer information. Any failure, interruption, or breach in security of these systems, could result in the misappropriation of personal information, payment card or check information or confidential business information of our company. In addition, there may be non-technical issues, such as our employees, contractors or third parties with whom we do business or to whom we outsource business operations may attempt to circumvent our security measures in order to misappropriate such information, and may purposefully or inadvertently cause a breach involving such information.
The methods used by third parties to obtain unauthorized access change frequently and may not be anticipated or immediately detected. Thus, despite the security measures we may have in place, an actual or perceived information security breach, whether due to "cyber-attack," computer viruses or other malicious software code, or human error or malfeasance, could occur. Actual or anticipated attacks may cause us to incur significant costs to rectify the consequences of the security breach or cyber-attack, including costs to deploy additional personnel and protection technologies, repair damage to our systems, train employees and engage third-party experts and consultants. The collection, retention, transmission, and use of personal information is subject to contractual requirements and is highly regulated by a multitude of state, federal, and foreign laws. Privacy and information security laws are complex and constantly changing. Compliance with these laws and regulations may result in additional costs due to new systems and processes, and our non-compliance could lead to legal liability. Any compromise of our customer, employee or company data, failure to prevent or mitigate the loss of personal or business information, or delay in detecting or providing prompt notice of any such compromise could attract media attention, damage our customer or other business relationships and reputation, result in lost sales, fines, liability for stolen assets or information, costs of incentives we may be required to offer to our customers or business partners to retain their business, significant litigation or other costs and involve the loss of confidential company information, any or all of which could have a material adverse effect on our business, financial condition and results of operations.
We recently confirmed that unauthorized malware intrusions of our system may have exposed customer payment information as it was being entered to make a purchase at one of our consumer ecommerce websites. We removed the malware associated with the intrusions from our system and took actions to secure our website by working with recognized data security experts to conduct a thorough investigation of the incident and implement additional measures designed to build stronger protections against future incidents of this nature. This, or any compromise of security or cyber-attack, could deter consumers from entering into transactions that require them to provide confidential information to us in the future. In addition, if confidential customer information was misappropriated from our computer systems, we could be sued by those who assert that we did not take adequate precautions to safeguard our systems and confidential data belonging to our customers or business partners, which could subject us to liability and result in significant legal fees and expenses in defending these claims. While we do not currently believe that we experienced any material losses related to this incident, there can be no assurance that this or any other incident will not have a material adverse effect on our business, prospects, financial condition and results of operations.

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

DELTA APPAREL, INC. (Registrant)
Date	May 6, 2019	By:	/s/ Deborah H. Merrill
Deborah H. Merrill Chief Financial Officer and President, Delta Group