Form 10-Q
period 2019-06-29
DELTA APPAREL, INC
filed 2019-08-01
CIK 1101396

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2019

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

As of July 19, 2019, there were outstanding 6,921,417 shares of the registrant’s common stock, par value of $0.01 per share, which is the only class of outstanding common or voting stock of the registrant.

PART 1.	FINANCIAL INFORMATION

Item 1.	Financial Statements

Delta Apparel, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Amounts in thousands, except share amounts and per share data)

(Unaudited)

	June 29,	September 29,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$371	$460
Accounts receivable, less allowances of $506 and $1,475, respectively	67,200	45,605
Other receivables	1,563	1,274
Income tax receivable	—	38
Inventories, net	177,779	174,983
Note receivable	—	100
Prepaid expenses and other current assets	3,384	2,962
Total current assets	250,297	225,422

Property, plant and equipment, net of accumulated depreciation of $79,954 and $74,018, respectively	58,422	52,114
Goodwill	37,897	33,217
Intangibles, net	22,060	20,498
Deferred income taxes	1,053	1,374
Equity method investment	10,038	8,980
Other assets	1,658	2,004
Total assets	$381,425	$343,609

Liabilities and Equity
Current liabilities:
Accounts payable	$48,235	$48,008
Accrued expenses	16,834	16,742
Income taxes payable	593	—
Current portion of contingent consideration	2,790	638
Current portion of capital lease financing	6,084	3,846
Current portion of long-term debt	7,040	6,577
Total current liabilities	81,576	75,811

Long-term taxes payable	3,492	4,259
Long-term contingent consideration, less current maturities	6,604	9,904
Long-term capital lease financing, less current maturities	13,012	9,302
Long-term debt, less current maturities	123,236	92,083
Deferred income taxes	2,036	2,132
Other non-current liabilities	1,184	—
Total liabilities	$231,140	$193,491

Shareholders’ equity:
Preferred stock—$0.01 par value, 2,000,000 shares authorized, none issued and outstanding	—	—
Common stock —$0.01 par value, 15,000,000 shares authorized, 9,646,972 shares issued, and 6,921,417 and 6,909,446 shares outstanding as of June 29, 2019, and September 29, 2018, respectively	96	96
Additional paid-in capital	59,602	61,979
Retained earnings	133,414	128,695
Accumulated other comprehensive (loss) income	(887)	136
Treasury stock —2,725,555 and 2,737,526 shares as of June 29, 2019, and September 29, 2018, respectively	(41,750)	(40,881)
Equity attributable to Delta Apparel, Inc.	150,475	150,025
Equity attributable to non-controlling interest	(190)	93
Total equity	150,285	150,118
Total liabilities and equity	$381,425	$343,609

See accompanying Notes to Condensed Consolidated Financial Statements.

Delta Apparel, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	June 29,	June 30,	June 29,	June 30,
	2019	2018	2019	2018
Net sales	$119,260	$112,182	$323,773	$302,528
Cost of goods sold	94,470	87,919	261,505	239,660
Gross profit	24,790	24,263	62,268	62,868

Selling, general and administrative expenses	17,931	17,936	51,771	49,654
Other income, net	(1,477)	(341)	(574)	(805)
Operating income	8,336	6,668	11,071	14,019

Interest expense, net	1,989	1,522	5,739	4,207
Income before provision for income taxes	6,347	5,146	5,332	9,812
Provision for income taxes	1,510	596	896	11,583
Consolidated net income (loss)	4,837	4,550	4,436	(1,771)
Less: Net loss attributable to non-controlling interest	(89)	—	(283)	—
Net income (loss) attributable to shareholders	$4,926	$4,550	$4,719	$(1,771)

Basic income (loss) per share	$0.71	$0.64	$0.68	$(0.25)
Diluted income (loss) per share	$0.70	$0.62	$0.67	$(0.25)

Weighted average number of shares outstanding	6,928	7,116	6,931	7,193
Dilutive effect of stock awards	152	272	134	—
Weighted average number of shares assuming dilution	7,080	7,388	7,065	7,193

See accompanying Notes to Condensed Consolidated Financial Statements.

Delta Apparel, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Amounts in thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	June 29,	June 30,	June 29,	June 30,
	2019	2018	2019	2018
Net income (loss) attributable to shareholders	$4,926	$4,550	$4,719	$(1,771)
Other comprehensive (loss) income related to unrealized (loss) gain on derivatives, net of income tax	(394)	100	(1,023)	302
Consolidated comprehensive income (loss)	$4,532	$4,650	$3,696	$(1,469)

See accompanying Notes to Condensed Consolidated Financial Statements.

Delta Apparel, Inc. and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity

(Amounts in thousands, except share amounts)

(Unaudited)

					Accumulated
			Additional		Other			Non-
	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Controlling
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Interest	Total
Balance at September 30, 2017	9,646,972	$96	$61,065	$127,358	$(35)	2,346,675	$(32,597)	$—	$155,887
Net earnings	—	—	—	(9,956)	—	—	—	—	(9,956)
Other comprehensive income	—	—	—	—	86	—	—	—	86
Vested stock awards	—	—	(1,647)	—	—	(72,201)	702	—	(945)
Stock based compensation	—	—	438	—	—	—	—	—	438
Purchase of common stock	—	—	—	—	—	145,124	(3,000)	—	(3,000)
Balance at December 30, 2017	9,646,972	96	59,856	117,402	51	2,419,598	(34,895)	—	142,510
Net earnings	—	—	—	3,630	—	—	—	—	3,630
Other comprehensive income	—	—	—	—	116	—	—	—	116
Stock based compensation	—	—	705	—	—	—	—	—	705
Purchase of common stock	—	—	—	—	—	74,934	(1,463)	—	(1,463)
Balance at March 31, 2018	9,646,972	96	60,561	121,032	167	2,494,532	(36,358)	—	145,498
Net earnings	—	—	—	4,549	—	—	—	—	4,549
Other comprehensive income	—	—	—	—	100	—	—	—	100
Vested stock awards	—	—	(20)	—	—	(922)	16	—	(4)
Stock based compensation	—	—	777	—	—	—	—	—	777
Purchase of common stock	—	—	—	—	—	63,300	(1,210)	—	(1,210)
Balance at June 30, 2018	9,646,972	$96	$61,318	$125,581	$267	2,556,910	$(37,552)	$—	$149,710

					Accumulated
			Additional		Other			Non-
	Common Stock		Paid-In		Comprehensive	Treasury Stock		Controlling
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Interest	Total
Balance at September 29, 2018	9,646,972	$96	$61,979	$128,695	$136	2,737,526	$(40,881)	$93	$150,118
Net earnings	—	—	—	(1,156)	—	—	—	—	(1,156)
Other comprehensive income	—	—	—	—	(372)	—	—	—	(372)
Net loss attributable to non-controlling interest	—	—	—	—	—	—	—	(76)	(76)
Vested stock awards	—	—	(3,980)	—	—	(153,472)	1,866	—	(2,114)
Stock based compensation	—	—	664	—	—	—	—	—	664
Purchase of common stock	—	—	—	—	—	92,148	(1,709)	—	(1,709)
Balance at December 29, 2018	9,646,972	96	58,663	127,539	(236)	2,676,202	(40,724)	17	145,355
Net earnings	—	—	—	940	—	—	—	—	940
Other comprehensive income	—	—	—	—	(257)	—	—	—	(257)
Net loss attributable to non-controlling interest	—	—	—	—	—	—	—	(117)	(117)
Stock based compensation	—	—	463	—	—	—	—	—	463
Purchase of common stock	—	—	—	—	—	35,353	(717)	—	(717)
Balance at March 30, 2019	9,646,972	96	59,126	128,479	(493)	2,711,555	(41,441)	(100)	145,667
Net earnings	—	—	—	4,935	—	—	—	—	4,935
Other comprehensive income	—	—	—	—	(394)	—	—	—	(394)
Net loss attributable to non-controlling interest	—	—	—	—	—	—	—	(90)	(90)
Stock based compensation	—	—	476	—	—	—	—	—	476
Purchase of common stock	—	—	—	—	—	14,000	(309)	—	(309)
Balance at June 29, 2019	9,646,972	$96	$59,602	$133,414	$(887)	2,725,555	$(41,750)	$(190)	$150,285

See accompanying Notes to Condensed Consolidated Financial Statements.

Delta Apparel, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	Nine Months Ended
	June 29,	June 30,
	2019	2018
Operating activities:
Consolidated net loss	$4,436	$(1,771)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,728	7,398
Amortization of deferred financing fees	234	229
Provision for deferred income taxes	225	3,514
Non-cash stock compensation	1,603	1,914
Other, net	(1,642)	(300)
Loss on disposal of equipment	18	62
Changes in operating assets and liabilities, net of effect of acquisition:
Accounts receivable, net	(20,700)	(14,222)
Inventories, net	(1,669)	6,096
Prepaid expenses and other assets	(236)	(1,019)
Other non-current assets	(71)	(247)
Accounts payable	209	(2,279)
Accrued expenses	110	(2,098)
Income taxes	(136)	8,057
Other liabilities	344	(1,355)
Net cash (used in) provided by operating activities	(8,547)	3,979

Investing activities:
Purchases of property and equipment, net	(4,211)	(4,313)
Proceeds from sale of Junkfood assets	—	1,946
Proceeds from sale of fixed assets	—	5,779
Investment in partnership	—	(300)
Cash paid for business	(4,599)	(11,350)
Net cash used in investing activities	(8,810)	(8,238)

Financing activities:
Proceeds from long-term debt	356,141	346,218
Repayment of long-term debt	(330,359)	(334,059)
Repayment of capital financing	(3,041)	(1,461)
Payment of contingent consideration	(564)	—
Payment of deferred financing fees	—	2
Repurchase of common stock	(2,796)	(5,673)
Payment of withholding taxes on stock awards	(2,113)	(947)
Net cash provided by financing activities	17,268	4,080
Net decrease in cash and cash equivalents	(89)	(179)
Cash and cash equivalents at beginning of period	460	572
Cash and cash equivalents at end of period	$371	$393

Supplemental cash flow information:
Non-cash financing activity - seller financing	$—	$5,000
Non-cash financing activity - capital lease agreements	$9,693	$9,131

See accompanying Notes to Condensed Consolidated Financial Statements.

Delta Apparel, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note A—Basis of Presentation and Description of Business

We prepared the accompanying interim Condensed Consolidated Financial Statements in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles ("U.S. GAAP") for complete financial statements. We believe these Condensed Consolidated Financial Statements include all normal recurring adjustments considered necessary for a fair presentation. Operating results for the three-month and nine-month periods ended June 29, 2019, are not necessarily indicative of the results that may be expected for our fiscal year ending September 28, 2019. Although our various product lines are sold on a year-round basis, the demand for specific products or styles reflects some seasonality, with sales in our June quarter generally being the highest and sales in our December quarter generally being the lowest. For more information regarding our results of operations and financial position, refer to the Consolidated Financial Statements and footnotes included in our Annual Report on Form 10-K for our fiscal year ended September 29, 2018, filed with the United States Securities and Exchange Commission (“SEC”).

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

We were incorporated in Georgia in 1999 and our headquarters is located at 322 South Main Street, Greenville, South Carolina 29601 (telephone number: 864-232-5200). Our common stock trades on the NYSE American exchange under the symbol “DLA”. We operate on a 52-53 week fiscal year ending on the Saturday closest to September 30. Our 2019 fiscal year is a 52-week year and will end on September 29, 2019. Our 2018 fiscal year was also a 52-week year and ended on September 29, 2018.

Note B—Accounting Policies

Our accounting policies are consistent with those described in our Significant Accounting Policies in our Annual Report on Form 10-K for the fiscal year ended September 29, 2018, filed with the SEC.

Note C—New Accounting Standards

Recently Adopted Standards

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"). This new guidance requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 was effective for annual periods beginning after December 15, 2017, for public business entities and permitted the use of either the retrospective or cumulative effect transition method. Early application is permitted only for annual reporting periods beginning after December 15, 2016. ASU 2014-09 was adopted in our fiscal year beginning September 30, 2018, using the modified retrospective transition method and we applied the provisions of ASU 2014-09 to all contracts at the date of adoption.

Our revenue streams consist of wholesale, direct-to-consumer ecommerce and retail stores which are included in our Condensed Consolidated Statements of Operations. The table below identifies the amount and percentage of net sales by distribution channel (in thousands):

	Three Months Ended
	June 29, 2019		June 30, 2018
	$	%	$	%
Retail	$1,296	1%	$986	1%
Direct-to-consumer ecommerce	1,419	1%	1,503	1%
Wholesale	116,545	98%	109,693	98%
Net Sales	$119,260	100%	$112,182	100%

	Nine Months Ended
	June 29, 2019		June 30, 2018
	$	%	$	%
Retail	$3,180	1%	$2,602	1%
Direct-to-consumer ecommerce	3,990	1%	3,974	1%
Wholesale	316,603	98%	295,952	98%
Net Sales	$323,773	100%	$302,528	100%

The table below provides net sales by reportable segment (in thousands) and the percentage of net sales by distribution channel for each reportable segment:

	Third Quarter Fiscal Year 2019
	Net Sales	Retail	Ecommerce	Wholesale
Delta Group	$107,409	0.3%	0.3%	99.4%
Salt Life Group	11,851	8.6%	9.0%	82.4%
Total	$119,260

	Third Quarter Fiscal Year 2018
	Net Sales	Retail	Ecommerce	Wholesale
Delta Group	$102,107	0.3%	0.3%	99.4%
Salt Life Group	10,075	7.3%	11.3%	81.4%
Total	$112,182

	Year To Date Fiscal Year 2019
	Net Sales	Retail	Ecommerce	Wholesale
Delta Group	$291,325	0.3%	0.3%	99.4%
Salt Life Group	32,448	7.1%	9.3%	83.6%
Total	$323,773

	Year To Date Fiscal Year 2018
	Net Sales	Retail	Ecommerce	Wholesale
Delta Group	$272,157	0.4%	0.3%	99.3%
Salt Life Group	30,371	5.8%	10.1%	84.1%
Total	$302,528

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

With the adoption of ASU 2014-09, the timing of revenue recognition for our primary revenue streams remained substantially unchanged, with no material effect on net sales. See the table below (in thousands) for the effect of the adoption of the standard on our Condensed Consolidated Balance Sheets as of June 29, 2019 due to the change in recording provisions for customer refunds as a liability instead of netted against trade accounts receivable.

	As Reported June 29, 2019	Effect of Standard	Balances without Adoption
Accounts receivable, net	$67,200	$(748)	$66,452
Prepaid expenses and other current assets	3,384	(166)	3,218
Total Current Assets	250,297	(914)	249,383
Total assets	381,425	(914)	380,511
Accrued liabilities	16,834	(1,163)	15,671
Total current liabilities	81,576	(1,163)	80,413
Total liabilities	231,140	(1,163)	229,977
Total liabilities and equity	381,425	(1,163)	380,262

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments, ("ASU 2016-15"). The amendments add or clarify guidance on the classification of certain cash receipts and payments in the statement of cash flows. This was issued with the intent of reducing diversity in practice with respect to certain types of cash flows. ASU 2016-15 is required to be adopted retrospectively. ASU 2016-15 is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those annual periods. ASU 2016-15 was adopted in our fiscal year beginning September 30, 2018. During the March quarter, we paid $0.6 million in contingent consideration. With the adoption of ASU 2016-15, $0.1 million and $0.5 million were recorded in net cash used in operating activities and financing activities, respectively.

Standards Not Yet Adopted

In February 2016, the FASB issued ASU No. 2016-02, Leases, ("ASU 2016-02"). ASU 2016-02 requires lessees to recognize assets and liabilities for most leases. All leases will be required to be recorded on the balance sheet with the exception of short-term leases. The guidance must be adopted using a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. ASU 2016-02 is effective for financial statements issued for annual periods beginning after December 15, 2018, and interim periods within those annual periods, with early application permitted. ASU 2016-02 will therefore be adopted in our fiscal year beginning September 29, 2019. We are evaluating the effect that ASU 2016-02 will have on our Consolidated Financial Statements and related disclosures.

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

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and other (Topic 350), Simplifying the Test for Goodwill Impairment, ("ASU 2017-04"). To simplify the subsequent measurement of goodwill, ASU 2017-04 eliminates Step 2 from the goodwill impairment test. In computing the implied fair value of goodwill under Step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities) following a similar process that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Under ASU 2017-04 an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. ASU 2017-04 also eliminates the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. Therefore, the same impairment assessment applies to all reporting units. An entity is required to disclose the amount of goodwill allocated to each reporting unit with a zero or negative carrying amount of net assets. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. ASU 2017-04 is effective for financial statements issued for annual and interim periods beginning after December 15, 2019. ASU 2017-04 will therefore be adopted in our fiscal year beginning October 4, 2020. We are evaluating the effect that ASU 2017-04 will have on our Consolidated Financial Statements and related disclosures.

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

The financial results of the acquired business have been included in our Delta Group since the date of the acquisition. It is not practicable to disclose the revenue and income of SSI since the acquisition date as we have integrated the SSI and DTG2Go businesses together since acquisition.

The SSI acquisition purchase price consisted of $2.0 million in cash, a promissory note for $7.0 million and $3.0 million in capital lease funding secured by the acquired fixed assets. The cash portion of the purchase price included a payment at closing of $2.0 million and a post-closing net working capital adjustment. The post–closing net working capital adjustment of $0.7 million was paid during the March quarter. The below table represents the total consideration for the acquisition (in thousands):

Cash	$2,000
Promissory note	7,000
Capital lease financing	3,000
Net working capital adjustment	729
Total consideration	$12,729

The current allocation of consideration to the assets and liabilities are noted in the table below as well as measurement-period adjustments recorded in our Condensed Consolidated Balance Sheets as of June 29, 2019.  The adjustments are related to additional information obtained on conditions that existed at the acquisition date.  The Company is in the process of finalizing its valuation of the intangible assets acquired; thus, the provisional measurements of intangible assets and goodwill are subject to change. The total amount of goodwill is expected to be deductible for tax purposes.

	Allocation as of March 30, 2019	Measurement Period Adjustments	Allocation as of June 29, 2019
Accounts receivable	$1,184	$-	$1,184
Inventory	1,127	-	1,127
Other current assets	86	-	86
Property, plant, and equipment	3,400	-	3,400
Goodwill	3,380	1,300	4,680
Intangible assets	4,020	(1,100)	2,920
Accounts payable	(668)	-	(668)
Consideration paid	$12,529	$200	$12,729

Note E—Inventories

Inventories, net of reserves of $10.2 million and $10.5 million, as of June 29, 2019, and September 29, 2018, respectively, consisted of the following (in thousands):

	June 29,	September 29,
	2019	2018
Raw materials	$11,794	$9,641
Work in process	16,026	18,327
Finished goods	149,959	147,015
	$177,779	$174,983

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

On November 27, 2017, the Borrowers entered into a First Amendment to the Fifth Amended and Restated Credit Agreement with Wells Fargo and the other lenders set forth therein (the “First Amendment”). The First Amendment amended the definition of Fixed Charge Coverage Ratio within the Amended Credit Agreement to permit up to $10 million of the proceeds received from the March 31, 2017, sale of certain assets of the Junkfood business to be used towards share repurchases for up to one year from the date of that transaction. In addition, the definition of Permitted Purchase Money Indebtedness was amended to extend the time period within which the Borrowers may enter into capital leases and to increase the aggregate principal amount of such leases into which the Borrowers may enter to up to $15 million. The definition of Permitted Investments was also amended to permit the Borrowers to make investments in entities that are not a party to the Amended Credit Agreement in an aggregate amount of up to $2 million. The First Amendment also allowed the change in the name of our Junkfood Clothing Company subsidiary to Culver City Clothing Company. There were no changes to the Amended Credit Agreement related to interest rate, borrowing capacity, or maturity.

On March 9, 2018, the Borrowers entered into a Consent and Second Amendment to the Fifth Amended and Restated Credit Agreement with Wells Fargo and the other lenders set forth therein (the “Second Amendment”). Pursuant to the Second Amendment, Wells Fargo and the other lenders set forth therein consented to Art Gun, LLC’s acquisition of substantially all of the assets of TeeShirt Ink Inc. d/b/a DTG2Go. The Second Amendment also: (i) revised certain provisions in the Amended Credit Agreement relating to our ability to pay cash dividends or distributions to shareholders or to repurchase shares of our common stock so that the effects of the Tax Cuts and Jobs Act of 2017 would not negatively impact our ability to make such dividends or distributions or to repurchase shares of our common stock during our 2018 fiscal year; (ii) amended the definition of Permitted Investments in the Amended Credit Agreement to allow investments in the Honduras partnership (as defined in the Amended Credit Agreement) in an aggregate original principal amount not to exceed $6 million; (iii) amended the definition of Permitted Purchase Money Indebtedness in the Amended Credit Agreement to increase the aggregate principal amount of capital leases into which we may enter to up to $25 million; (iv) permitted the name change of Art Gun, LLC to DTG2Go, LLC; and (v) added new definitions relating to the DTG2Go acquisition. There were no changes to the Amended Credit Agreement related to interest rate, borrowing capacity, or maturity.

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

As of June 29, 2019, there was $114.8 million outstanding under our U.S. revolving credit facility at an average interest rate of 4.7% and additional borrowing availability of $21.6 million. This credit facility includes a financial covenant requiring that if the amount of availability falls below the threshold amounts set forth in the Amended Credit Agreement, our Fixed Charge Coverage Ratio (“FCCR”) (as defined in the Amended Credit Agreement) for the preceding 12-month period must not be less than 1.1 to 1.0. We were not subject to the FCCR covenant at June 29, 2019, because our availability was above the minimum required under the Amended Credit Agreement, but we would have satisfied our financial covenant had we been subject to it. At June 29, 2019, and September 29, 2018, there was $14.4 million and $14.7 million, respectively, of retained earnings free of restrictions to make cash dividends or stock repurchases.

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

In August 2013, we acquired Salt Life and issued two promissory notes in the aggregate principal amount of $22.0 million, which included a one-time installment of $9.0 million that was due and paid as required on September 30, 2014, and quarterly installments commencing on March 31, 2015, with the final installment due on June 30, 2019. The promissory notes are zero-interest notes and state that interest will be imputed as required under Section 1274 of the Internal Revenue Code. We imputed interest at 1.92% on the promissory note that matured on June 30, 2016, and was paid in full as required. We impute interest at 3.62% on the promissory note that matured on June 30, 2019. At June 29, 2019, the discounted value of the promissory note outstanding was $0.5 million.

On October 8, 2018, we acquired substantially all of the assets of Silk Screen Ink, Ltd. d/b/a SSI Digital Print Services.  See Note-D Acquisitions for more information on this transaction. In conjunction with the acquisition, we issued a promissory note in the principal amount of $7.0 million. The promissory note bears interest at 6% with quarterly installments beginning January 2, 2019, with the final installment due October 1, 2021. As of June 29, 2019, there was $5.9 million outstanding on the promissory note.

Since March 2011, we have entered into term loans and a revolving credit facility with Banco Ficohsa, a Honduran bank, to finance both the operations and capital expansion of our Honduran facilities. Each of these loans is secured by a first-priority lien on the assets of our Honduran operations and is not guaranteed by our U.S. entities. These loans are denominated in U.S. dollars and the carrying value of the debt approximates its fair value. The revolving credit facility requires minimum payments during each nine-month period of the 18-month term; however, the loan agreement permits additional drawdowns to the extent payments are made and certain objective covenants are met. The current revolving Honduran debt, by its nature, is not long-term, as it requires scheduled payments each six months. However, as the loan permits us to re-borrow funds up to the amount repaid, subject to certain covenants, and we intend to re-borrow funds, subject to those covenants, the amounts have been classified as long-term debt.

Additional information about these loans and the outstanding balances as of June 29, 2019, is as follows (in thousands):

June 29,
2019
Revolving credit facility established March 2011, interest at 6.2% expiring August 2020	$4,984
Term loan established November 2014, interest at 6.0%, payable monthly with a six-year term	950
Term loan established June 2016, interest at 6.0%, payable monthly with a six-year term	849
Term loan established October 2017, interest at 6.0%, payable monthly with a six-year term	2,219

Note G—Selling, General and Administrative Expense

We include in selling, general and administrative ("SG&A") expenses the costs incurred subsequent to the receipt of finished goods at our distribution facilities, such as the cost of stocking, warehousing, picking, packing, and shipping goods for delivery to our customers. Distribution costs included in SG&A expenses totaled $4.5 million for both three-month periods ended June 29, 2019, and June 30, 2018, and totaled $12.9 million and $12.8 million for the nine-month periods ended June 29, 2019, and June 30, 2018, respectively. In addition, SG&A expenses include costs related to sales associates, administrative personnel, advertising and marketing expenses and other general and administrative expenses.

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

Compensation expense is recorded on the SG&A expense line item in our Condensed Consolidated Statements of Operations over the vesting periods. During the three-month periods ended June 29, 2019, and June 30, 2018, we recognized $0.5 million and $0.8 million, respectively, in stock-based compensation expense. During the nine-month periods ended June 29, 2019, and June 30, 2018, we recognized $1.8 million and $2.0 million, respectively, in stock-based compensation expense.

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

No restricted stock units or performance units were granted during the three-month and nine-month periods ended June 29, 2019.

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

As of June 29, 2019, there was $1.7 million of total unrecognized compensation cost related to unvested awards granted under the 2010 Stock Plan. This cost is expected to be recognized over a period of 1.5 years.

Note I—Purchase Contracts

We have entered into agreements, and have fixed prices, to purchase yarn, finished fabric, and finished apparel and headwear products. At June 29, 2019, minimum payments under these contracts were as follows (in thousands):

Yarn	$21,866
Finished fabric	3,061
Finished products	10,716
$35,643

Note J—Business Segments

We operate our business in two segments, the Delta Group and the Salt Life Group. During fiscal year 2018, we made a strategic decision to re-align our business into segments that better reflect our operating model and allow us to better leverage and more efficiently manage our cost structure as we plan future growth. With this re-alignment, we changed and renamed our reportable segments to reflect how our Chief Operating Decision Maker and management currently make financial decisions and allocate resources. We report our results under the Delta Group, comprising our Delta Activewear, DTG2Go and Soffe business units, and the Salt Life Group, comprising our Salt Life and Coast business units. Although the two segments are similar in their production processes and regulatory environments, they are distinct in their economic characteristics, products, marketing, and distribution methods.

The Delta Group is comprised of our business units primarily focused on core activewear styles, and includes our Delta Activewear (which includes Delta Catalog and FunTees), Soffe, and DTG2Go business units. We market, distribute and manufacture unembellished knit apparel under the main brands of Soffe®, Delta Platinum, Delta Pro Weight®, and Delta Magnum Weight® for sale to a diversified audience including sporting goods retailers, large licensed screen printers, specialty and resort stores, ad-specialty and promotional products businesses, the U.S. military and others. We also manufacture private label products for major branded sportswear companies, trendy regional brands, retailers, and sports licensed apparel marketers. Typically, our private label products are sold with value-added services such as hangtags, ticketing, hangers, and embellishment so that they are fully ready for retail. Using digital print equipment and its proprietary technology, DTG2Go embellishes garments to create private label, custom decorated apparel servicing the fast-growing e-retailer channels, as well as the ad-specialty, promotional products, screen print, traditional retail, social media, and licensed apparel marketplaces, among others.

The Salt Life Group is comprised of our lifestyle brands focused on a broad range of apparel garments, headwear and related accessories to meet consumer preferences and fashion trends, and includes our Salt Life and Coast business units. These products are sold through specialty and boutique shops, traditional department stores, and outdoor retailers, as well as direct-to-consumer through branded ecommerce sites and branded retail stores. Products in this segment are marketed under our lifestyle brands of Salt Life® and COAST®.

Our Chief Operating Decision Maker and management evaluate performance and allocate resources based on profit or loss from operations before interest, income taxes and special charges ("segment operating income"). Our segment operating income may not be comparable to similarly titled measures used by other companies. The accounting policies of our reportable segments are the same as those described in Note 2 in our Annual Report on Form 10-K for the fiscal year ended September 29, 2018, filed with the SEC. Intercompany transfers between operating segments are transacted at cost and have been eliminated within the segment amounts shown in the following table (in thousands).

	Three Months Ended		Nine Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Segment net sales:
Delta Group	$107,409	$102,107	$291,325	$272,157
Salt Life Group	11,851	10,075	32,448	30,371
Total net sales	$119,260	$112,182	$323,773	$302,528

Segment operating income:
Delta Group (1)	$9,248	$9,137	$15,393	$19,337
Salt Life Group (2)	2,596	1,085	5,608	4,295
Total segment operating income	$11,844	$10,222	$21,001	$23,632

(1)In the quarter ended December 29, 2018, the Delta Group operating income included $2.5 million of expense incurred in connection with the settlement of litigation related to the 2016 bankruptcy filing of The Sports Authority. See Note M - Legal Proceedings.

(2)In the quarter ended June 29, 2019, the Salt Life Group operating income included a discrete gain of $1.3 million realized from the settlement of a commercial litigation matter.

The following table reconciles the segment operating income to the consolidated income before provision for income taxes (in thousands):

	Three Months Ended		Nine Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Segment operating income	$11,844	$10,222	$21,001	$23,632
Unallocated corporate expenses	3,508	3,554	9,930	9,613
Unallocated interest expense	1,989	1,522	5,739	4,207
Consolidated income (loss) before provision for income taxes	$6,347	$5,146	$5,332	$9,812

The Delta Group segment assets have increased by $32.7 million since September 29, 2018, to $316.6 million as of June 29, 2019, as a result of our recent digital print acquisition as well as increases in working capital due to the seasonality of the business. See Note D—Acquisitions for further information on our recent digital print acquisition.  The Salt Life Group segment assets have increased by $6.1 million since September 29, 2018, to $61.1 million as of June 29, 2019, primarily due to higher receivables.

Note K—Income Taxes

The Tax Cuts and Jobs Act of 2017 (the “New Tax Legislation”) was enacted on December 22, 2017, which significantly revised the U.S. corporate income tax code by, among other things, lowering federal corporate income tax rates, implementing a modified territorial tax system and imposing a repatriation tax on deemed repatriated cumulative earnings of foreign subsidiaries. The New Tax Legislation created, among other things, a new requirement that certain income earned by controlled foreign corporations (“CFCs”) must be included currently in the gross income of the CFCs’ U.S. shareholder. In addition, new taxes were imposed related to foreign income, including a tax on global intangible low-taxed income (“GILTI”) as well as a limitation on the deduction for business interest expense (“Section 163(j))".

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

Our effective income tax rate on operations for the nine-month period ended June 29, 2019, was 16.8%. For the nine-month period ended June 30, 2018, our effective income tax rate, excluding the $10.6 million provision related to the New Tax Legislation, was 10.5%. Our effective income tax rate on operations for the fiscal year ended September 29, 2018, excluding the $10.7 million provision related to the New Tax Legislation, was a benefit of 1.7%.

We intend to reinvest all of our unremitted earnings of our foreign subsidiaries and therefore, outside of the transition tax mentioned previously, we have provided no provision for income taxes which may result from withholding taxes and/or other outside basis differences.  We believe that the determination of such income taxes is impracticable.

We benefit from having income in foreign jurisdictions that are either exempt from income taxes or have tax rates that are lower than those in the United States. Based on our current projected pre-tax income and the anticipated amount of U.S. taxable income compared to profits in the offshore taxable and tax-free jurisdictions in which we operate, our estimated annual income tax rate for the fiscal year ending September 28, 2019, is currently expected to be approximately 17%-19%. However, changes in the mix of U.S. taxable income compared to profits in tax-free or lower-tax jurisdictions can have a significant impact on our overall effective tax rate. In addition, the final impact of the New Tax Legislation may differ from our estimates, possibly materially, due to, among other things, changes in interpretations, additional regulatory guidance that may be issued, additional information that may become available to us, and actions we may take as a result of the New Tax Legislation.

We file income tax returns in the U.S. federal jurisdiction and various state, local and foreign jurisdictions. Tax years 2015, 2016, and 2017, according to statute and with few exceptions, remain open to examination by various federal, state, local and foreign jurisdictions.

Note L—Derivatives and Fair Value Measurements

From time to time, we may use interest rate swaps or other instruments to manage our interest rate exposure and reduce the impact of future interest rate changes. These financial instruments are not used for trading or speculative purposes. We have designated our interest rate swap contracts as cash flow hedges of our future interest payments. As a result, the gains and losses on the swap contracts are reported as a component of other comprehensive income and are reclassified into interest expense as the related interest payments are made. All components of other comprehensive income are attributable to shareholders.  As of June 29, 2019, there are no components related to the non-controlling interest.  Outstanding instruments as of June 29, 2019, are as follows:

		Notational
	Effective Date	Amount	Fixed LIBOR Rate	Maturity Date
Interest Rate Swap	July 19, 2017	$10.0 million	1.74%	July 19, 2019
Interest Rate Swap	July 19, 2017	$10.0 million	1.99%	May 10, 2021
Interest Rate Swap	July 25, 2018	$20.0 million	3.18%	July 25, 2023

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

○

FASB Codification No. 820, Fair Value Measurements and Disclosures (“ASC 820”), defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. Assets and liabilities measured at fair value are grouped in three levels. The levels prioritize the inputs used to measure the fair value of the assets or liabilities. These levels are:

○	Level 1 – Quoted prices (unadjusted) in active markets for identical assets or liabilities.

○

Level 2 – Inputs other than quoted prices that are observable for assets and liabilities, either directly or indirectly. These inputs include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are less active.

○

Level 3 – Unobservable inputs that are supported by little or no market activity for assets or liabilities and includes certain pricing models, discounted cash flow methodologies and similar techniques.

The following financial assets (liabilities) are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements Using
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Period Ended	Total	(Level 1)	(Level 2)	(Level 3)
Interest Rate Swaps
June 29, 2019	$(1,184)	—	$(1,184)	—
September 29, 2018	183	—	183	—

Cotton Options
June 29, 2019	$—	—	—	—
September 29, 2018	(110)	(110)	—	—

Contingent Consideration
June 29, 2019	$(9,394)	—	—	$(9,394)
September 29, 2018	(10,542)	—	—	(10,542)

The fair value of the interest rate swap agreements was derived from a discounted cash flow analysis based on the terms of the contract and the forward interest rate curves adjusted for our credit risk, which fall in Level 2 of the fair value hierarchy. At June 29, 2019, book value for fixed rate debt approximates fair value based on quoted market prices for the same or similar issues or on the current rates offered to us for debt of the same remaining maturities (a Level 2 fair value measurement).

The following table summarizes the fair value and presentation in the Condensed Consolidated Balance Sheets for derivatives related to our interest swap agreements as of June 29, 2019, and September 29, 2018 (in thousands):

	June 29,	September 29,
	2019	2018
Other assets	$—	$182
Deferred tax assets	297	(46)
Other non-current liabilities	(1,184)	—
Accumulated other comprehensive (loss) income	$(887)	$136

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

At June 29, 2019, we had $0.2 million accrued in contingent consideration related to the Salt Life acquisition, a $1.1 million reduction from the accrual at September 29, 2018. The reduction in the fair value of contingent consideration is recorded in other income and is based on the inputs into the Monte Carlo model, including the time remaining in the measurement period and our expectations of sales in calendar year 2019 which have been reduced based on our current view of the retail environment.

On March 9, 2018, we acquired Teeshirt Ink, Inc. d/b/a DTG2Go. The purchase price consisted of $16.6 million in cash and additional contingent consideration based on achievement of certain performance targets related to sales and EBITDA for the period from April 1, 2018, through September 29, 2018, as well as for our fiscal years 2019, 2020, 2021 and 2022. In the second quarter of fiscal year 2019, in accordance with the purchase agreement, contingent consideration of $0.6 million was paid to the sellers for the earn-out period from April 1, 2018, through September 29, 2018.  During the nine-months ended June 29, 2019, we expensed $0.6 million to increase the contingent consideration primarily driven from the time value from the discount period.

At June 29, 2019, we had a total of $9.4 million accrued in contingent consideration, a $1.1 million decrease from the accrual at September 29, 2018. The decrease is driven by the $0.6 million payment made during the second fiscal quarter along with a $0.5 million decrease in the accrual which is recorded in other income. The fair value of contingent consideration is based on the inputs into the Monte Carlo model, including the time remaining in the measurement period. Accordingly, the fair value measurement for contingent consideration falls in Level 3 of the fair value hierarchy.

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

TSA Stores, Inc. and related entities TSA Ponce, Inc. and TSA Caribe, Inc. filed an action against Soffe on March 16, 2016, in the United States Bankruptcy Court for the District of Delaware (the "TSA Action") including requests for declaratory judgment on a variety of matters related to the Products and Proceeds as well as several related claims. TSA lender Wilmington Savings Fund Society, FSB, as Successor Administrative and Collateral Agent ("WSFS"), intervened in the TSA Action seeking declaratory judgment on a variety of matters related to the Products and Proceeds and including several related claims. Soffe subsequently asserted counterclaims against WSFS in the TSA Action seeking declaratory judgment on a variety of matters related to the Products and Proceeds.

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

In addition to the foregoing, at times we are party to various legal claims, actions and complaints. We believe that, as a result of legal defenses, insurance arrangements, and indemnification provisions with parties believed to be financially capable, such actions should not have a material adverse effect on our operations, financial condition, or liquidity.

Note N—Repurchase of Common Stock

As of September 29, 2018, our Board of Directors authorized management to use up to $60.0 million to repurchase stock in open market transactions under our Stock Repurchase Program.

During the June quarter of fiscal year 2019, we purchased 14,000 shares of our common stock for a total cost of $0.3 million. Through June 29, 2019, we have purchased 3,498,962 shares of our common stock for an aggregate of $50.5 million since the inception of our Stock Repurchase Program. All purchases were made at the discretion of management and pursuant to the safe harbor provisions of SEC Rule 10b-18. As of June 29, 2019, $9.5 million remained available for future purchases under our Stock Repurchase Program, which does not have an expiration date.

The following table summarizes the purchases of our common stock for the quarter ended June 29, 2019:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Dollar Value of Shares that May Yet Be Purchased Under the Plans
March 31, 2019 to May 4, 2019	—	—	—	$9.9 million
May 5, 2019 to June 1, 2019	14,000	$21.97	14,000	9.5 million
June 2, 2019 to June 29, 2019	—	—	—	9.5 million
Total	14,000	$21.97	14,000	$9.5 million

Note O—Goodwill and Intangible Assets

Components of intangible assets consist of the following (in thousands):

	June 29, 2019			September 29, 2018
	Cost	Accumulated Amortization	Net Value	Cost	Accumulated Amortization	Net Value	Economic Life

Goodwill	$37,897	$—	$37,897	$33,217	$—	$33,217	N/A

Intangibles:
Tradename/trademarks	$16,090	$(3,143)	$12,947	$16,090	$(2,736)	$13,354	20 – 30 yrs
Customer relationships	7,400	(808)	6,592	4,500	(253)	4,247	8 – 10 yrs
Technology	1,720	(1,243)	477	1,720	(1,105)	615	10 yrs
License agreements	2,100	(604)	1,418	2,100	(527)	1,573	15 – 30 yrs
Non-compete agreements	1,657	(1,110)	625	1,637	(928)	709	4 – 8.5 yrs
Total intangibles	$28,967	$(6,908)	$22,059	$26,047	$(5,549)	$20,498

Goodwill represents the acquired goodwill net of the $0.6 million cumulative impairment losses recorded in fiscal year 2011. The goodwill recorded on our financial statements is included in both of our segments, with $18.0 million and $19.9 million included in the Delta Group and Salt Life Group, respectively.

On October 8, 2018, we acquired substantially all of the assets of Silk Screen Ink, Ltd. d/b/a SSI Digital Print Services. See Note D—Acquisitions. We have identified certain intangible assets associated with the acquisition, including technology, customer relationships, non-compete agreements and goodwill. While we are still in the process of finalizing the valuations of the intangible assets acquired, we provisionally valued goodwill associated with SSI at $4.7 million, and customer relationships and non-compete agreements at $2.9 million.

Amortization expense for intangible assets was $0.4 million for the three-month periods ended June 29, 2019, and June 30, 2018. Amortization expense for intangible assets was $1.4 million for the nine-month period ended June 29, 2019, and $0.9 million for the nine-month period ended June 30, 2018. Amortization expense is estimated to be approximately $2.0 million for fiscal year 2019, $1.8 million for fiscal year 2020, and $1.7 million for each of fiscal years 2021, 2022 and 2023.

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

Business Outlook

We were pleased to deliver overall sales and earnings growth for our third quarter, with both our Delta Group and Salt Life Group segments performing well.  Our investments in new manufacturing technologies, speed-to-market distribution strategies, and additional sales channels continue to generate growth opportunities across our businesses and differentiate us from competitors.  We expect to capitalize on this momentum and further accelerate our top and bottom-line performance as we bring our fiscal year to a close.

Customer diversification remains a key strategic focus and our DTG2Go digital print business is taking advantage of exciting new opportunities in a variety of channels including its traditional e-retailer base.  The adoption of DTG2Go’s virtual inventory model in the brick and mortar retailer channel demonstrates the significant untapped potential for on-demand printing and fulfillment. We recently began offering customers in this channel the additional "retail-ready" service of affixing unique universal product codes (UPC) and other packaging options to products to allow a seamless customer experience with on-demand and in-store purchases. We see similar growth opportunities within other channels, including retail license, promotional products, large brands, screen printers, team uniforms and social media, as we continue to differentiate ourselves from competitors through not only value-added services but also our first-to-market adoption of polyester printing technology.  To further solidify our leadership position in this area we are expanding our fulfillment footprint and capacity through the opening of two new facilities in New Jersey and Texas.  These new facilities will continue our strategy of integrating DTG2Go’s on-demand platform with our Activewear business’s cost-effective blank garment supply in combined locations and also give DTG2Go the unique ability to reach over half of all U.S. consumers with one-day shipping, including the key New York City and Dallas metropolitan areas.

Market conditions in our core Activewear business are solid, with demand for our higher-margin Catalog fashion basics products and Western Hemisphere manufacturing platform continuing to accelerate. Our FunTees private label business remains on pace for record unit sales for the year and, as expected, profitability is improving as we move past the new customer start-up expenses and other costs impacting prior periods.  Our emphasis on new sales channels such as direct-to-retail and ecommerce, and cross-selling opportunities involving the DTG2Go and Soffe decoration platforms, is driving new business along with valuable customer diversification. We anticipate more growth at Activewear as we further leverage our internal manufacturing capacity and build out our distribution network with unique, single-solution facilities integrated with DTG2Go’s digital printing.

We were pleased to see both top and bottom-line improvement from our Soffe brand during the third quarter and believe there are more opportunities for growth going forward.  We are pursuing a variety of programs in the military channel and look for conditions in the specialty channel to remain solid going into the holiday season. The Soffe brand also continues to gain momentum with key ecommerce partners and the growth to date in direct-to-consumer sales from Soffe’s ecommerce and brick and mortar retail platforms indicates that the brand’s authenticity and heritage are resonating with consumers.

We were pleased with the strong double-digit sales growth in our Salt Life business during the third quarter, including expansion across all major sales channels.  We expect the momentum at Salt Life to continue as the brand expands geographically through growth with national and regional retailers, and to potentially escalate with several new key account opportunities on the horizon. The increasing penetration of Salt Life’s higher-priced performance products within both wholesale and direct-to-consumer channels and the success of brand extensions such as Salt Life Lager and Salt Life Food Shack restaurants continue to broaden the brand’s audience and lifestyle positioning. Salt Life Lager is now sold in Florida, Georgia, Alabama, Tennessee and South Carolina, and we expect it to be available in additional markets in the near term. New Salt Life-branded brick and mortar retail stores in Orlando and Key West, Florida are scheduled to open in the next few quarters, along with several more locations in Florida and South Carolina now under development, should also drive more consumer awareness and revenue for the brand.

Overall we expect to see additional sales and earnings growth to finish the year, driven by the extensive new product development and customer diversification efforts ongoing across our business.  Our focus on a broad range of go-to-market strategies supported by a flexible back-end platform allowing us to internally manufacture the majority of our products and deliver them quickly with the retail customization and sophistication customers demand has us, we believe, in a uniquely strong position to capitalize on the shifting trends within retail.

Results of Operations

Net sales for the third quarter were $119.3 million, up $7.1 million, or over 6%, from the prior year period’s net sales of $112.2 million. DTG2Go continued its accelerated sales growth with an increase of 63% from the prior quarter. Organic growth as well as the acquisition of the SSI Digital Print business acquired in fiscal year 2019 drove this increase. Salt Life and Soffe had sales growth of approximately 18% and 3%, respectively, and Activewear sales were flat with the prior year quarter.  For the first nine months of 2019, net sales grew 7% to $323.8 million from $302.5 million in the prior year. DTG2Go sales increased 153% to over $47 million, and Salt Life sales grew by 7% to over $30 million. These sales increases were partially offset by lower sales at Activewear and Soffe. Changes in the private label product mix drove sales declines in Activewear although unit sales increased compared to the prior year quarter. Soffe sales were hindered by declines in the military channel in the first half of the year, offsetting increases being achieved in other sales channels.

Our retail stores and ecommerce sales, including our B2C and B2B ecommerce sites, increased 120 and 70 basis points over the prior year three-month and nine-month periods, respectively. The growth was driven by increased sales on our Soffe and Activewear ecommerce sites as well as at our Salt Life and Soffe retail stores. Retail and ecommerce sales represented 8.7% and 7.7% of total revenues for the three-month and nine-month periods ended June 29, 2019, compared to 7.5% and 7.0% of total revenues in the prior year periods, respectively.

Gross margins in our third fiscal quarter expanded 240 basis points from the second quarter to 20.8%, but declined from the 21.6% gross margins in the prior year. Salt Life Group segment gross margins were 47.3% in the third quarter compared to 49.1% in the prior year quarter due to a change in the mix of sales. The Delta Group segment gross margins declined to 17.9% from 18.9% in the prior year from the costs associated with the diversification of our private label products.

Selling, general, and administrative expenses ("SG&A") were $17.9 million for the third fiscal quarter in both years, but down 100 basis points from the prior year to 15.0% of sales as we continue to leverage our SG&A costs with higher sales volumes.

Other income includes profits related to our Honduran equity method investment, valuation changes in our contingent consideration, a discrete gain realized from the settlement of a commercial litigation matter in the Salt Life Group segment, and other less significant items. The discrete gain realized from the settlement of a commercial litigation matter amounts to $1.3 million and derives from a claim Salt Life previously filed with the BP Deepwater Horizon claims fund administration established in connection with the 2010 oil spill off of the Gulf Coast seeking damages for the impacts of the spill on Salt Life's business. The change in fair value of contingent consideration was associated with the DTG2Go acquisitions. Based upon our updated analysis, the fair value of this liability increased $0.1 million in the 2019 fiscal third quarter.

Net interest expense for the third quarter of fiscal year 2019 was $2.0 million, as compared to $1.4 million in the prior year period due to higher debt levels principally from our recent acquisitions, coupled with increased interest rates.

Our effective tax rate on operations for the nine-month period ended June 29, 2019, was 16.8%. This compares to an effective tax rate of 10.5% for the same period in the prior year, and a benefit of 1.7% for the fiscal year ended September 29, 2018, when excluding the impact of the New Tax Legislation. See Note K—Income taxes for more information.

We achieved net income for the third quarter of $4.9 million, or $0.70 per diluted share, compared to the prior year net income of $4.6 million, or $0.62 per diluted share. Net Income for the first nine months was $4.7 million, or $0.67 per diluted share, compared to the prior year net loss of $1.8 million, or $0.25 per diluted share.

Accounts receivable were $67.2 million at June 29, 2019, compared to $45.6 million as of September 29, 2018. Days sales outstanding ("DSO") as of June 29, 2019, were 49 days, in line with 48 days at September 29, 2018.

Net inventory was $177.8 million as of June 29, 2019, an increase of $2.8 million from September 29, 2018. The higher inventory levels resulted from increased units from the SSI Acquisition as well as an increase in the higher average cost of inventory with the stronger mix of fashion basics, fleece and performance products in inventory to support the growth in these categories.

Capital spending was $6.6 million during the June quarter of fiscal year 2019 and primarily related to digital print equipment as well as information technology enhancements. Depreciation and amortization expense, including non-cash compensation, was $10.3 million for the first nine months of fiscal year 2019.

Total debt, excluding capital leases, at June 29, 2019, was $130.1 million, compared with $105.0 million at June 30, 2018. The increase from the prior year was primarily driven from the recent acquisitions and investments in the digital print business coupled with higher working capital to support the overall growth of the Company.

Salt Life Group Segment

The Salt Life Group segment third quarter revenue grew by 18% to $11.9 million from $10.1 million in the prior year period. Sales for the first nine months increased by 7% to $32.5 million from the prior year $30.4 million.

Gross margins were 47.3% for the third quarter compared to 49.1% in the prior year.  The margins were impacted by the mix of sales including Salt Life beer which carries a lower gross margin. For the first nine months, gross margins were relatively flat to the prior year at 48%. Operating income in the Salt Life Group segment for the third quarter was $2.7 million compared to $1.1 million in the prior year period. Operating income for the first nine months was $5.9 million compared to $4.3 million in the prior year period.

Delta Group Segment

The Delta Group segment revenue grew over 5% during the third quarter to $107.4 million from $102.1 million in the prior year period. DTG2Go sales increased over $5 million from the prior year driven from organic growth as well as the SSI acquisition.  Soffe achieved nearly 3% revenue growth driven from strong military sales. Activewear sales were relatively flat to the prior year at $81.5 million. The higher-margin fashion basics products growth continued with 45% sales growth, and represented 26% of total catalog sales. Net sales for the first nine months grew 7% to $291.3 million compared to $272.2 million in the prior year.

Gross margins expanded 390 basis points from the March 2019 quarter to 17.9%, but were still 100 basis points below the prior year quarter. While Soffe experienced improved margins, this was offset by the sales mix in our private label business at Activewear. For the first nine months of fiscal year 2019 gross margins were 16.0% compared to the prior year 17.7%. Operating income for the third quarter was $9.2 million compared to $9.1 million in the prior year. Delta Group segment operating income for the first nine months was impacted by $2.5 million of litigation expense and was $15.4 million compared to $19.3 million in the prior year.

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

Operating Cash Flows

Operating activities used $8.5 million cash in the first nine months of fiscal year 2019 compared to cash provided in operations of $4.0 million in the first nine months of fiscal year 2018. The increased use of cash from the prior year is primarily due to more inventory units from expansion of skus and the SSI acquisition as well as timing of payments from our customers.

Investing Cash Flows

Cash used for capital expenditures was $4.2 million during the first nine months of fiscal year 2019 compared to $4.3 million in the same period last year. Capital expenditures in both periods primarily related to machinery and equipment, including investments in our digital print business. In addition, property, plant, and equipment of $3.4 million was acquired as part of the SSI acquisition during fiscal year 2019. There was an additional $6.7 million in expenditures financed under capital lease arrangements and $0.8 million in unpaid expenditures as of June 29, 2019. During the first nine months of fiscal year 2018, investing cash flows also included $1.9 million in proceeds received from the promissory note related to the sale of our Junkfood business.

Investing activities for the first nine months of fiscal year 2018 included $5.8 million of proceeds from the sale of fixed assets. Property, plant, and equipment (“equipment”) of $5.0 million was acquired as part of the DTG2Go acquisition. Subsequently, a capital lease arrangement was entered into to finance the purchase of the equipment. There were $6.7 million in expenditures financed under a capital lease arrangement and $0.8 million in unpaid expenditures as of June 29, 2019.

We anticipate our fiscal year 2019 capital expenditures, including those financed under capital leases, to be approximately $15 million and to be focused primarily on digital print equipment along with information technology and direct-to-consumer enhancements.

Financing Activities

During the nine months ended June 29, 2019, cash provided by financing activities was $17.3 million compared to $4.1 million provided by financing activities for the nine months ended June 30, 2018. The cash provided by our financing activities during the first nine months of fiscal year 2019 was used to fund the SSI digital print acquisition as well as fund our operating activities and share repurchases.

Based on our current expectations, we believe that our credit facility should be sufficient to satisfy our foreseeable working capital needs, and that cash flow generated by our operations and funds available under our credit facility should be sufficient to service our debt payment requirements, to satisfy our day-to-day working capital needs and to fund our planned capital expenditures. Any material deterioration in our results of operations, however, may result in the loss of our ability to borrow under our U.S. revolving credit facility and to issue letters of credit to suppliers, or may cause the borrowing availability under that facility to be insufficient for our needs. Availability under our credit facility is primarily a function of the levels of our accounts receivable and inventory. A significant deterioration in our accounts receivable or inventory levels could restrict our ability to borrow additional funds or service our indebtedness. Moreover, our credit facility includes a financial covenant that if the availability under our credit facility falls below the amounts specified in our U.S. credit agreement, our fixed charge coverage ratio (FCCR) for the preceding 12-month period must not be less than 1.1 to 1.0. While our availability at June 29, 2019, was above the minimum thresholds specified in our credit agreement, a significant deterioration in our business could cause our availability to fall below such thresholds, thereby requiring us to maintain the minimum FCCR specified in our credit agreement.

Purchases By Delta Apparel Of Its Own Shares

During the nine months ended June 29, 2019, we purchased 141,501 shares of our common stock for an aggregate amount of $2.7 million (see Note N—Repurchase of Common Stock). As of June 29, 2019, there was $9.5 million of repurchase authorization remaining under our Stock Repurchase Program. We evaluate current leverage, working capital requirements, our free cash flow outlook, stock valuation and future business opportunities to determine when we believe the repurchase of our stock is a sound investment opportunity that we can pursue without sacrificing future growth plans.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 29, 2019, and, based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures were effective at the evaluation date.

Changes in Internal Control Over Financial Reporting

There was no change during the third quarter of fiscal year 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

See Note M—Legal Proceedings, in Item 1, which is incorporated herein by reference.

Item 1A.	Risk Factors

Other than as set forth in Part II, Item 1A of the Company's Quarterly Report on Form 10-Q for the quarter ended March 30, 2019, there have been no material changes to the risk factors disclosed in Part I, Item 1A of the Company's Annual Report on Form 10-K for the fiscal year ended September 29, 2018.

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

DELTA APPAREL, INC. (Registrant)

Date	August 1, 2019	By:	/s/ Deborah H. Merrill
Deborah H. Merrill Chief Financial Officer and President, Delta Group