Form 10-K
period 2019-09-28
DELTA APPAREL, INC
filed 2019-11-21
CIK 1101396

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Fiscal Year Ended September 28, 2019
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

Based on the closing price of the registrant's common stock of $22.22 as quoted by the NYSE American on March 29, 2019, which is the last business day of the registrant's most recently completed second quarter, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $137.0 million. Solely for purposes of this disclosure, shares of common stock held by executive officers and directors of the registrant as of such date have been excluded because such persons may be deemed to be affiliates.

The number of outstanding shares of the registrant’s common stock was 6,921,417 as of November 14, 2019.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant's Annual Meeting of Shareholders is currently scheduled for February 6, 2020. Portions of the registrant's Proxy Statement for its annual meeting are incorporated by reference in Part III of this Annual Report on Form 10-K where indicated. Such proxy statement will be filed with the Securities and Exchange Commission ("SEC") within 120 days of the registrant's fiscal year ended September 28, 2019.

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

Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based on our current expectations and are necessarily dependent upon assumptions, estimates and data that we believe are reasonable and accurate but may be incorrect, incomplete or imprecise. Forward-looking statements are subject to a number of business risks and inherent uncertainties, any of which could cause actual results to differ materially from those set forth in or implied by the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in forward-looking statements include, among others, the following:

•	the volatility and uncertainty of cotton and other raw material prices and availability;
•	the general U.S. and international economic conditions;
•	the competitive conditions in the apparel industry;
•	restrictions on our ability to borrow capital or service our indebtedness;
•	deterioration in the financial condition of our customers and suppliers and changes in the operations and strategies of our customers and suppliers;
•	our ability to predict or react to changing consumer preferences and trends;
•	our ability to successfully open and operate new retail stores in a timely and cost-effective manner;
•	changes in economic, political, social or climatic stability at our offshore locations;
•	significant interruptions or disruptions within our manufacturing or distribution facilities or other operations;
•	our ability to attract and retain key management;
•	significant changes in our effective tax rate;
•	interest rate fluctuations increasing our obligations under our variable rate indebtedness;
•	the ability to raise additional capital;
•	the ability to grow, achieve synergies and realize the expected profitability of acquisitions;
•	the volatility and uncertainty of energy, fuel and related costs;
•	material disruptions in our information systems related to our business operations;
•	compromises of our data security;
•	significant litigation in either domestic or international jurisdictions;
•	recalls, claims and negative publicity associated with product liability issues;
•	the ability to protect our trademarks and other intellectual property;
•	the impairment of acquired intangible assets;
•	changes in international trade regulations;
•	our ability to comply with trade regulations;
•	changes in employment laws or regulations or our relationship with employees;
•	foreign currency exchange rate fluctuations;
•	negative publicity resulting from violations of manufacturing standards or labor laws or unethical business practices by our suppliers and independent contractors;
•	the illiquidity of our shares; and
•	price volatility in our shares and the general volatility of the stock market.

A detailed discussion of significant risk factors that have the potential to cause actual results to differ materially from our expectations is set forth in Part 1 under the subheading "Risk Factors." Any forward-looking statements in this Annual Report on Form 10-K do not purport to be predictions of future events or circumstances and may not be realized. Further, any forward-looking statements are made only as of the date of this Annual Report on Form 10-K, and we do not undertake to publicly update or revise the forward-looking statements, except as required by the federal securities laws.

Part I

Item 1. Business

Overview

Delta Apparel, Inc. (collectively with DTG2Go, LLC, Salt Life, LLC, M.J. Soffe, LLC, and other subsidiaries, "Delta Apparel," "we," "us," "our," or the "Company") is a vertically-integrated, international apparel company. With approximately 8,500 employees worldwide, we design, manufacture, source, and market a diverse portfolio of core activewear and lifestyle apparel products under our primary brands of Salt Life®, COAST®, Soffe®, and Delta. We are a market leader in the direct-to-garment digital print and fulfillment industry, bringing DTG2Go technology and innovation to the supply chain of our customers. We specialize in selling casual and athletic products through a variety of distribution channels and tiers, including outdoor and sporting goods retailers, independent and specialty stores, better department stores and mid-tier retailers, mass merchants and e-retailers, the U.S. military, and through our business-to-business ecommerce sites. Our products are also made available direct-to-consumer on our websites and in our branded retail stores. This diversified distribution allows us to capitalize on our strengths to provide our activewear and lifestyle apparel products to a broad and evolving customer base whose shopping preferences may span multiple retail channels.

We design and internally manufacture the majority of our products. More than 90% of the apparel units that we sell are sewn in our owned or leased facilities. This allows us to offer a high degree of consistency and quality, leverage scale efficiencies, and react quickly to changes in trends within the marketplace. We have manufacturing operations located in the United States, El Salvador, Honduras, and Mexico, and we use domestic and foreign contractors as additional sources of production. Our distribution facilities are strategically located throughout the United States to better serve our customers with same-day shipping on our catalog products and weekly replenishments to retailers.

Through several acquisitions, we became a diversified branded apparel company with well-recognized brands in our portfolio, expanded product offerings, broadened distribution channels and customer reach, and increased leverage of our vertical manufacturing platform. We continue to monitor and evaluate our portfolio, making strategic acquisitions or exiting markets as needed to support our long-term growth and profitability goals.

We were incorporated in Georgia in 1999, and our headquarters is located in Greenville, South Carolina. We operate on a 52-53 week fiscal year ending on the Saturday closest to September 30. All references to "2019" and "2018" relate to the 52 week fiscal years ended on September 28, 2019, and September 29, 2018, respectively. Our common stock trades on the NYSE American under the symbol “DLA." We are filing as a smaller reporting company for our 2019 fiscal year end as our public float was less than the $250 million threshold on the last day of our second quarter.

We make available copies of materials we file with, or furnish to, the SEC free of charge at https://ir.deltaapparelinc.com. The information found on our website is not part of this, or any other, report that we file with or furnish to the SEC. In addition, we will provide upon request, at no cost, paper or electronic copies of our reports and other filings made with the SEC. Requests should be directed to: Investor Relations Department, Delta Apparel, Inc., 322 South Main Street, Greenville, South Carolina 29601. Requests can also be made by telephone to 864-232-5200, or via email at investor.relations@deltaapparel.com.

Segments, Products, Brands, and Customers

Our operations are managed and reported in two segments, Delta Group and Salt Life Group, which reflect the manner in which the business is managed and results are reviewed by the Chief Executive Officer, who is our chief operating decision maker.

Delta Group

The Delta Group is comprised of the following business units primarily focused on core activewear styles: Delta Activewear (encompassing our core Delta Catalog business and FunTees private label business), DTG2Go, and Soffe.

Delta Activewear

Delta Activewear has been a preferred supplier to the market for core basic tee shirts for many years.  Our Delta Pro Weight® and Magnum Weight® products are a huge part of our heritage. These lines offer a diverse selection of mid-weight and heavier-weight, 100% cotton fabrications.  We also provide innovative products like our Delta Soft, Delta Dri performance, Ringspun, and Fleece lines.  After decades of being a key source for casual and sport basics done right, three years ago we decided to expand our industry-leading brand and raised the bar even higher with the introduction of the Delta Platinum line.  Our ‘cut above the rest’ collection provides a fresh, fashionable edge to Delta’s product assortment.  More luxurious in look and feel, Platinum silhouettes take their refined attitude uptown, downtown, to brunch, to the office and anywhere in between.   Service is a key component of Delta Activewear.  We provide superior service to our customers by shipping the same day of order receipt down to a piece level, allowing customers to purchase exactly what they need when they need it.  We are also excited to be offering a seamless solution for small-run decoration needs with our on-demand digital print services, powered by DTG2Go. Through our FunTees business, we serve our customers as their supply chain partner, from product development to shipment of their branded products, with the majority of products being sold with value-added services including embellishment, hangers, hangtags and ticketing, so that they are ready for retail sale to the end consumers.  We assist our customers in managing their production and inventory needs and provide technology tools to help them manage and grow their business.  We sell our products to a diversified audience, including sporting goods retailers, large licensed screen printers, specialty and resort stores, and ad-specialty and promotional products businesses. We also service major branded sportswear companies, trendy regional brands, retailers, and sports-licensed apparel marketers.

DTG2Go

We are a market leader in the direct-to-garment digital print and fulfillment industry, bringing technology and innovation to the supply chain of our many customers.  We use highly-automated factory processes and our proprietary software to deliver on-demand, digitally printed apparel direct to consumers on behalf of our customers. Utilizing its seven fulfillment facilities throughout the United States, DTG2Go offers a robust digital supply chain to ship custom graphic products within 24 to 48 hours to consumers in the United States and to over 100 countries worldwide. DTG2Go services the fast-growing e-retailer channels, as well as the ad-specialty, promotional products, screen print, traditional retail, social media, and licensed apparel marketplaces, among others.

Soffe

Founded in 1946, Soffe is an iconic, heritage brand that designs and produces high quality activewear for spirit makers and record breakers. Soffe sells a wide range of activewear products for women, men, juniors and children with appealing graphics anchored in today's trends. Widely known for the original “cheer short” with the signature roll-down waistband, Soffe also offers spirit wear and team wear that outfits cheerleaders, dancers, and gymnasts around the world. Intensity by Soffe leads the way in female fit, fashion-forward team uniforms and features the first female-fit fast pitch pant, in addition to practice gear and accessories. Layered with Soffe's female presentation are styles that seamlessly transition from studio to street-wear for all day comfort. Soffe's heritage is anchored in the military, and we continue to be a proud supplier to both active duty and veteran United States military personnel worldwide. The men's assortment features the tagline "anchored in the military, grounded in training" and offers everything from physical training gear certified by the respective branches of the military, classic base layers that include the favored 3-pack tees, and the iconic "ranger panty." We apply graphics to Soffe activewear using screen print and digital print technology in our North Carolina facility. Soffe has diverse distribution channels which include all military branches, as well as big box and independent sporting goods retailers, department stores, team dealers, school uniform suppliers, and specialty stores.  We also offer our Soffe products direct to consumers at www.soffe.com and at our branded retail stores.

Salt Life Group

The Salt Life Group is comprised of our lifestyle brands focused on a broad range of apparel garments, headwear and related accessories to meet consumer preferences and fashion trends, and includes our Salt Life and Coast business units.

Salt Life

Salt Life is an authentic, aspirational lifestyle brand that embraces those who love the ocean and all it offers, from surfing, fishing, and diving to beach fun and sun-soaked relaxation. The Salt Life brand combines function and fashion with a tailored fit for the active lifestyles of those that “live the Salt Life.” With increased worldwide appeal, Salt Life continues to expand its product assortment outside of apparel, now offering swimwear, sunglasses, bags, and accessories as well as its own craft beer, Salt Life Lager. From its first merchandise offerings in 2006, Salt Life has grown distribution to include surf shops, specialty stores, department stores, and outdoor retailers to complement our own network of branded retail stores. In 2019, we upgraded the Salt Life ecommerce site at www.saltlife.com to a new technology platform, providing our customers a seamless, omni-channel experience with the Salt Life brand.

Coast

Offering a full line of premium casual apparel, Coast is as much a testament to good times and carefree afternoons as it is to superior quality, custom fit, and maximum comfort. The Coast collection is designed to bring the coastal experience of weekends and summers at the beach to everyday life, keeping those that celebrate the relaxed, yet sophisticated coastal lifestyle fully connected, year-round. Coast Apparel is available direct to consumer through our branded retail locations and our ecommerce site at www.coastapparel.com.

See Note 13 to the Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operation" for additional information regarding reportable segments.

Manufacturing, Sourcing, and Distribution

The vast majority of our products are manufactured or sewn in facilities that we own or lease and operate to support both the Delta Group and Salt Life Group. To a lesser extent, we also use third-party contractors and suppliers to supplement our requirements. Our vertically integrated manufacturing operations include a textile facility and sew and decoration facilities.

Our manufacturing operations begin with the purchase of yarn and other raw materials from third-party suppliers. We have operated with a supply agreement with Parkdale Mills, Inc. and Parkdale America, LLC (collectively "Parkdale") to supply our yarn requirements since 2005, with our existing agreement running through December 31, 2021. Under the supply agreement, we purchase all of our yarn requirements for use in our manufacturing operations from Parkdale, excluding yarns that Parkdale does not manufacture or cannot manufacture due to temporary capacity constraints. The purchase price of yarn is based upon the cost of cotton, as reported by the New York Cotton Exchange, plus a fixed conversion cost. We set future cotton prices with purchase commitments as a component of the purchase price in advance of the shipment of finished yarn from Parkdale.

We manufacture fabrics in our leased textile facility located near San Pedro Sula, Honduras. We also purchase specialized fabrics that we currently do not have the capacity or capability to produce and may purchase other fabrics when it is cost-effective to do so. In fiscal years 2019 and 2018, we manufactured over 80% of fabrics used in our internally-produced garments. The manufacturing process continues at one of our six apparel manufacturing facilities where fabric is cut and sewn into finished garments. These owned or leased facilities are located domestically (two in North Carolina) and internationally (two in Honduras, one in El Salvador and one in Mexico). In fiscal years 2019 and 2018, approximately 90% or more of our manufactured products were sewn in our owned or leased manufacturing facilities. The remaining products were sewn by third-party contractors located primarily in the Caribbean Basin. To supplement our internal manufacturing platform, we purchase products from third-party global suppliers. In fiscal years 2019 and 2018, we sourced less than 20% of our total products from third parties.

Many of the garments will be decorated using a screen printing or digital printing technology as well as retail-packaged, including ticketing, hang tags, and hangers.  These services can be performed domestically for quick-turn service or internationally in our facilities in El Salvador and Mexico. We offer digital fulfillment services, powered by DTG2Go, at seven domestic facilities, including three such facilities that are integrated with Delta Group distribution centers. These facilities support our strategy of establishing integrated fulfillment locations that combine our DTG2Go state-of-the-art digital platform with our Delta Activewear business's supply of fashion and core basic garments. Furthermore, these facilities create a seamless nationwide footprint allowing us to reach over half of all U.S. consumers with one-day shipping.

At fiscal 2019 year end, we operated nine distribution facilities strategically located throughout the United States that carry in-stock inventory for shipment to customers, with most shipments made via third-party carriers. To better serve customers, we allow products to be ordered by the piece, dozen, or full case quantity, and we aggressively leverage our strengths and efficiencies to meet the quick-turn needs of our customers. Because a significant portion of our business consists of at-once replenishment, we believe that backlog order levels do not provide a general indication of future sales.

See Item 2. Properties for more information about each of our primary manufacturing and distribution facilities.

Sales & Marketing

Our sales and marketing functions consist of both employed and independent sales representatives and agencies located throughout the country. Our sales teams service specialty and boutique shops, upscale and traditional department stores, mid-tier retailers, sporting goods stores, e-retailers and the U.S. military. Our brands leverage both in-house and outsourced marketing communication professionals to amplify their lifestyle statements.

The majority of our apparel products are produced based on forecasts to permit quick shipments to our customers; however, our private label programs are generally made only to order. During fiscal year 2019, we shipped our products to approximately 9,000 customers, many of whom have numerous retail "doors."  No single customer accounted for more than 10% of our sales in fiscal years 2019 or 2018, and our strategy is to not become dependent on any single customer. Revenues attributable to sales of our products in foreign countries, as a percentage of our consolidated net sales, represented approximately 1% in both fiscal years 2019 and 2018.

Trademarks and License Agreements

We own several well-recognized trademarks that are important to our business. Salt Life® is an authentic, aspirational lifestyle brand that embraces those who love the ocean and everything associated with living the "Salt Life". Soffe® has stood for quality and value in the athletic and activewear market for more than sixty years. Our other registered trademarks include COAST®, Intensity Athletics®, Kudzu®, Pro Weight®, Magnum Weight®, and the Delta Design. Our trademarks are valuable assets that differentiate the marketing of our products. We vigorously protect our trademarks and other intellectual property rights against infringement. While our strategy is to own the intellectual property we use within our business, the Soffe business unit is an official licensee for branches of the United States military.  We believe these license agreements are important given the military heritage of Soffe.

Competition

As a vertically-integrated apparel company, we have numerous competitors with respect to the manufacturing and sale of apparel products in both domestic and international markets, many of which are larger and have more brand recognition and greater marketing budgets. Some of these competitors may benefit from lower production costs that can result from greater operational scale, a differing supply chain footprint, or trade-related agreements and other macroeconomic factors that may enable them to compete more effectively.

Competition in our Delta Group segment is generally based upon price, service, delivery time, and quality with the relative importance of each factor dependent upon the needs of the particular customer and the specific product offering. These businesses are highly price competitive and competitor actions can greatly influence pricing and demand for our products. While price is still important in the private label market, quality and service are generally more important factors for customer choice. Our ability to consistently service the needs of our private label customers greatly impacts future business with these customers. We believe our Western Hemisphere-centered manufacturing platform enables us to compete with our competitors by providing an outlet for customers to diversify their sourcing footprints and reduce time to market. Furthermore, as an integrated entity with design, manufacturing, sourcing, and marketing capabilities, we believe the interdependencies within our portfolio provide cost, quality, and speed to market advantages that enable us to be more competitive.

We believe that competition within our Salt Life Group segment is based primarily upon brand recognition, design, and consumer preference. We focus on sustaining the strong reputation of our lifestyle brands by adapting our product offerings to changes in fashion trends and consumer preferences.  We aim to keep our merchandise offerings fresh with unique artwork and new designs and support the integrated lifestyle statement of our products through effective consumer marketing. We believe that our favorable competitive position stems from strong consumer recognition and brand loyalty, the high quality of our products, and our flexibility and process control, which drive product consistency. We believe that our ability to remain competitive in the areas of quality, price, design, marketing, product development, manufacturing, technology and distribution will, in large part, determine our future success.

Seasonality

Although our various product lines are sold on a year-round basis, the demand for specific products or styles reflects some seasonality. By diversifying our product lines over the years, we have reduced the overall seasonality of our business. Sales in our third fiscal quarter (quarter ended in June) are typically the highest and represented 27% of fiscal year 2019 net sales.  Our first fiscal quarter (quarter ended in December) typically is the lowest and represented 24% of fiscal year 2019 net sales. Consumer demand for apparel is cyclical and dependent upon the overall level of demand for soft goods, which may or may not coincide with the overall level of discretionary consumer spending. These levels of demand change as regional, domestic and international economic conditions change. Therefore, the distribution of sales by quarter in fiscal year 2019 may not be indicative of the distribution in future years.

Employees and Social Responsibility

As of September 28, 2019, we employed approximately 8,500 full time employees, of whom approximately 1,150 were employed in the United States. A total of approximately 3,150 employees at two of our facilities in San Pedro Sula, Honduras, are party to multi-year collective bargaining agreements. We have historically conducted our operations without significant labor disruptions and believe that our relations with our employees are good. We have invested significant time and resources to have the working conditions in all of our facilities meet or exceed the standards imposed by governing laws and regulations. All of our manufacturing facilities in Honduras, El Salvador and Mexico are Worldwide Responsible Accredited Production (WRAP) certified. We are a Category C affiliate with the Fair Labor Association (FLA), which further enhances human rights compliance monitoring for our plants and our third party contractors. In addition, we have proactive programs to promote workplace safety, personal health and employee wellness. We also support educational institutions and/or charitable organizations in communities where we operate.

Environmental and Regulatory Matters

We are subject to various federal, state and local environmental laws and regulations concerning, among other things, wastewater discharges, storm water flows, air emissions and solid waste disposal. Our plants generate very small quantities of hazardous waste, which are either recycled or disposed of off-site.

The environmental regulations applicable to our business are becoming increasingly stringent, and we incur capital and other expenditures annually to achieve compliance with environmental standards. We currently do not expect that the amount of expenditures required to comply with these environmental standards will have a material adverse effect on our operations, financial condition or liquidity. There can be no assurance, however, that future changes in federal, state, or local regulations, interpretations of existing regulations or the discovery of currently unknown problems or conditions will not require substantial additional expenditures. Similarly, while we believe that we are currently in compliance with all applicable environmental requirements, the extent of our liability, if any, for past failures to comply with laws, regulations and permits applicable to our operations cannot be determined and could have a material adverse effect on our operations, financial condition and liquidity.

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

We also purchase specialized fabrics that we currently do not have the capacity or capability to produce and may purchase other fabrics when it is cost-effective to do so. While these fabrics typically are available from various suppliers, there are times when certain yarns become limited in quantity, causing some fabrics to be difficult to source. This can result in higher prices or the inability to provide products to customers, which could negatively impact our results of operations. Dyes and chemicals are also purchased from several third party suppliers. While historically we have not had difficulty obtaining sufficient quantities of dyes and chemicals for manufacturing, the availability of products can change, which could require us to adjust dye and chemical formulations. In certain instances, these adjustments can increase manufacturing costs, negatively impacting our business and results of operations.

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

The apparel industry is highly competitive, and we face significant competitive threats to our business. The market for athletic and activewear apparel and the related accessory and other items we provide is highly competitive and includes many new competitors as well as increased competition from established companies, some of which are larger or more diversified and may have greater financial resources. Many of our competitors have larger sales forces, stronger brand recognition among consumers, bigger advertising budgets, and greater economies of scale. We compete with these companies primarily on the basis of price, quality, service and brand recognition, all of which are important competitive factors in the apparel industry. Our ability to maintain our competitive edge depends upon these factors, as well as our ability to deliver new products at the best value for the customer, maintain positive brand recognition, and obtain sufficient retail floor space and effective product presentation at retail.  If we are unable to compete successfully with our competitors, our business and results of operations will be adversely affected.

We may be restricted in our ability to borrow under our revolving credit facility or service our indebtedness. Significant operating losses or significant uses of cash in our operations could cause us to default on our asset-based revolving credit facility. We rely on our credit facility, as well as on cash generated by our operations, to fund our working capital and capital expenditure needs, to make acquisitions, to fund repurchases under our share repurchase program and to pay dividends should we choose to do so in the future. Our working capital needs are generally greater in advance of the spring and summer selling seasons.  Availability under our credit facility is primarily a function of the levels of our accounts receivable and inventory, as well as the uses of cash in our operations. A significant deterioration in our accounts receivable or inventory levels could restrict our ability to borrow additional funds or service our indebtedness. Moreover, our credit facility includes a financial covenant that if the availability under our credit facility falls below the amounts specified in our credit agreement, our Fixed Charge Coverage Ratio (“FCCR”) (as defined in our credit agreement) for the preceding 12-month period must not be less than 1.1 to 1.0.  Although our availability at September 28, 2019, was above the minimum thresholds specified in our credit agreement, a significant deterioration in our business could cause our availability to fall below such thresholds, thereby requiring us to maintain the minimum FCCR specified in our credit agreement. Our credit facility also includes customary conditions to funding, representations and warranties, covenants, and events of default. The covenants include, among other things, limitations on asset sales, consolidations, mergers, liens, indebtedness, loans, investments, guaranties, acquisitions, dividends, stock repurchases, and transactions with affiliates. If an event of default under our credit facility occurred or became imminent, we may request our credit agreement lenders to provide a waiver.  If we were unsuccessful in that endeavor, we could explore alternative sources of capital, whether debt or equity, which would likely be more expensive than the costs we incur under our credit facility.  If we were unable to cure an un-waived event of default under our credit facility, we would be unable to borrow additional amounts under the facility, we could be unable to make acquisitions as well as fund share repurchases and pay dividends, and our lenders thereunder could accelerate our obligations under the agreement and foreclose on our assets subject to the liens in their favor. This circumstance would have a material adverse effect on our financial position and results of operations.

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

Our success depends, in part, on our ability to predict or effectively react to changing consumer preferences and trends. The success of our businesses depends on our ability to anticipate and respond quickly to changing consumer demand and preferences in apparel and the related accessory and other items we provide. We believe that our brands are recognized by consumers across many demographics and geographies. The popularity, supply and demand for particular products can change significantly from year-to-year based on prevailing fashion trends (particularly in our lifestyle businesses) and on other factors and, accordingly, our ability to adapt to fashion trends in designing products is important to the success of our brands. If we are unable to quickly adapt to changes in consumer preferences in the design of products, our results of operations could be adversely affected.  Moreover, because we and our customers project demand for our products based on estimated sales and fashion trends, the actual demand for our products sometimes falls short of what was projected.  This can lead to higher inventory levels than desired.  Excess inventory levels increase our working capital needs, and sometimes excess inventory must be sold at discounted prices, all of which could have an adverse impact on our business, financial condition and results of operations.

Our strategy to grow our direct-to-consumer business depends upon our ability to successfully open and operate new stores in a timely and cost-effective manner.  Our strategy to grow our “brick and mortar” retail footprint depends on many factors including, among others, our ability to: identify desirable store locations; negotiate acceptable lease terms; hire, train and retain a growing workforce of store managers, sales associates and other personnel; successfully integrate new stores into our existing control structure and operations, including our information technology systems; and coordinate well with our ecommerce platforms and wholesale customers to minimize the competition within our sales channels.

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

Our operations are subject to political, social, economic, and climate risks in Honduras, El Salvador and Mexico. The majority of our products are manufactured in Honduras, El Salvador and Mexico, with concentrations in Honduras and El Salvador. These countries from time to time experience political, social and economic instability, and we cannot be certain of their future stability. Instability in a country can lead to protests, riots and labor unrest. Governments have changed, and may continue to change, and employment, wage and other laws and regulations may change, thereby increasing our costs to operate in those countries. In addition, fire or natural disasters such as hurricanes, earthquakes, or floods can occur in these countries. Any of these political, social, economic or climatic events or conditions could disrupt our supply chain or increase our costs, adversely affecting our financial position and results of operations.  For example, in fiscal year 2018, our operations in and around San Pedro Sula, Honduras, were partially disrupted by the protests, unrest and government action associated with the November 2017 presidential elections in Honduras.  These disruptions temporarily restricted the ability of our employees and suppliers to access our manufacturing facilities as well as our ability to ship products from our facilities, and negatively impacted our operations from a cost standpoint.  In fiscal year 2019, our Honduran operations experienced disruptions of a similar nature that were smaller in scope than those occurring in fiscal year 2018.

If we experience disruptions or interruptions within any of our facilities, operations,  or distribution networks, we may be unable to deliver our products to the market and may lose sales and customers. We own or lease manufacturing facilities in the United States, Honduras, Mexico and El Salvador.  We also own or lease distribution facilities located throughout the United States and maintain inventory at certain third-party locations. Any casualty or other circumstance that damages or destroys any of these material facilities or significantly limits their ability to function could have a material adverse effect on our business.  Similarly, any significant interruption in the operation of any of these facilities or our related sourcing and transportation logistics functions, whether within or outside of our control, may delay shipment of merchandise to our customers, potentially damaging our reputation and customer relationships and causing a loss of revenue. Moreover, in the event of a regional disruption where we manufacture our products, we may not be able to shift our operations to a different geographic region, and we may have to cease or curtail our operations in a selected area. This may cause us to lose sales and customers. The types of disruptions that may occur include foreign trade disruptions, import restrictions, labor disruptions, embargoes, government intervention, natural disasters, regional pandemics and political disruptions such as those referenced in the immediately-preceding risk section.  In addition, if we are unable to successfully coordinate the planning of inventory across these facilities and the related distribution activities, it could have a material adverse effect on our business, financial condition and results of operations.

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

Changes in U.S. or other tax laws or regulations may cause us to incur additional tax liability. We are subject to income tax in the United States and in certain foreign jurisdictions where we generate net operating profits. We benefit from a lower overall effective income tax rate due to the majority of our manufacturing operations being located in foreign tax-free jurisdictions or foreign jurisdictions with tax rates that are lower than those in the United States. Our U.S. legal entity contracts with our foreign subsidiaries to manufacture products on its behalf, with the intercompany prices paid for the manufacturing services and manufactured products based on an arms-length standard and supported by an economic study. We have concluded that the profits earned in the tax-free locations are considered permanently reinvested. Our effective tax rate could be adversely affected by changes in the mix of earnings between the U.S. and tax-free or lower-tax foreign jurisdictions.

In addition, further changes to U.S. tax laws impacting how U.S. multinational corporations are taxed on foreign earnings could also have a material adverse effect on our tax expense and cash flow. The December 22, 2017 Tax Cuts and Jobs Act of 2017 (the “New Tax Legislation”) significantly revised the U.S. corporate income tax code by, among other things, lowering federal corporate income tax rates, implementing a modified territorial tax system and imposing a repatriation tax ("transition tax") on deemed repatriated cumulative earnings of foreign subsidiaries. In addition, new taxes were imposed related to foreign income, including a tax on global intangible low-taxed income ("GILTI") as well as a limitation on the deduction for business interest expense ("Section 163(j)"). GILTI is the excess of the shareholder's net controlled foreign corporations (“CFCs”) net tested income over the deemed tangible income. The Section 163(j) limitation does not allow the amount of deductible interest to exceed the sum of the taxpayer's business interest income, 30% of the taxpayer's adjusted taxable income, and the taxpayer's floor plan financing interest expense for the year. The future impact of the New Tax Legislation may differ from historical amounts, possibly materially, due to, among other things, changes in interpretations and assumptions made regarding the New Tax Legislation, guidance that may be issued, and actions we may take as a result of the New Tax Legislation.

Our variable rate debt subjects us to interest rate risk that could cause our debt service obligations to increase significantly. The debt we incur under our asset-based revolving credit facility is at variable rates of interest, which exposes us to interest rate risk. If interest rates increase, our obligations on this variable rate indebtedness would increase even though the amount borrowed remained the same, and there would be a corresponding decrease in our net income and cash flows, including cash available for servicing our debt. In addition, certain of the variable rate indebtedness extended to us uses the London Interbank Offered Rate (LIBOR) as a benchmark for establishing the interest rate. Recent regulatory reform efforts may cause LIBOR to cease to exist, new methods of calculating LIBOR to be established, or the use of an alternative reference rate(s). These consequences are not entirely predictable and could have an adverse impact on our financing costs, returns on investments, valuation of derivative contracts and our financial results.

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

Our business operations rely on our information systems and any material disruption or slowdown of our systems could cause operational delays, reputational harm, or loss of revenue. We depend on information systems to, among other things, manage our inventory, process transactions, operate our websites, respond to customer inquiries, purchase, sell and ship goods on a timely basis, and maintain cost-effective operations. Management uses information systems to support decision-making and to monitor business performance. If we experience any disruptions or slowdowns with our information systems, we may fail to generate accurate and complete financial and operational reports essential for making decisions at various levels of management, which could lead to decisions being made that have adverse results. We have invested significant capital and expect future capital expenditures associated with the implementation and integration of our information technology systems across our businesses. This process involves the replacement and consolidation of technology platforms so that our businesses are served by fewer platforms, resulting in operational efficiencies and reduced costs. Our inability to effectively implement or convert our operations to the new systems could cause delays in product fulfillment and reduced efficiency in our operations. Further, if changes in technology cause our information systems to become obsolete, or if our information systems are inadequate to handle our growth, we could lose customers. We are also subject to risks and uncertainties associated with the internet, including changes in required technology interfaces, website downtime and other technical failures. Our failure to successfully respond to these risks and uncertainties could reduce sales, increase costs and damage the reputation of our brands.  In addition, we interact with many of our customers through our websites. Customers increasingly utilize our online platforms to purchase our merchandise. If we are unable to continue to provide consumers a user-friendly experience and evolve our platforms to satisfy consumer preferences, the growth of our ecommerce and other businesses and our sales may be negatively impacted. If our websites contain errors or other vulnerabilities which impede or halt service, it could result in damage to our brands’ images and a loss of revenue. In addition, we may experience operational problems with our information systems as a result of system failures, "cyber-attacks," computer viruses, security breaches, disasters or other causes. Any material disruption or slowdown of our information systems could cause operational delays and increased costs that could have a material adverse effect on our business and results of operations.

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

As disclosed in our Quarterly Report on Form 10-Q filed May 6, 2019, we previously confirmed that unauthorized malware intrusions of our system may have exposed customer payment information as it was being entered to make a purchase at one of our consumer ecommerce websites. We removed the malware associated with the intrusions from our system and took actions to secure our website by working with recognized data security experts to conduct a thorough investigation of the incident and implement additional measures designed to build stronger protections against future incidents of this nature. This, or any compromise of security or cyber-attack, could deter consumers from entering into transactions that require them to provide confidential information to us in the future. In addition, if confidential customer information was misappropriated from our computer systems, we could be sued by those who assert that we did not take adequate precautions to safeguard our systems and confidential data belonging to our customers or business partners, which could subject us to liability and result in significant legal fees and expenses in defending these claims. While we do not currently believe that we experienced any material losses related to this incident, there can be no assurance that this or any other incident will not have a material adverse effect on our business, prospects, financial condition and results of operations.

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

Product liability issues could lead to recalls, claims and negative publicity, and adversely affect our results of operations. Our operations are subject to certain product liability risks common to most brands and manufacturers and our ability to maintain consumer confidence in the safety and quality of our products is vital to our success. We have implemented product safety and quality programs and standards that we follow and we expect our supplier partners to strictly adhere to applicable requirements and best practices. In addition to selling apparel and accessory products, we participate in a joint venture involving the sale of a branded alcoholic beverage, and we also license one of our brands for use in connection with restaurant, food and beverage services. Selling products intended for human consumption carries inherent risks and uncertainties. If we or our supplier or license partners fail to comply with applicable product safety and quality standards and our products or those otherwise associated with our brands are, or become, unsafe, non-compliant, contaminated or adulterated, we may be required to recall our products and encounter product liability claims and negative publicity. Any of these events could adversely affect our reputation, business or results of operations.

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

We may be subject to the impairment of acquired intangible assets. When we acquire a business, a portion of the purchase price of the acquisition may be allocated to goodwill and other identifiable intangible assets. The amount of the purchase price that is allocated to goodwill is determined by the excess of the purchase price over the net identifiable assets acquired. At September 28, 2019, and September 29, 2018, our goodwill and other intangible assets were approximately $59.5 million and $53.7 million, respectively. We conduct an annual review, and more frequent reviews if events or circumstances dictate, to determine whether goodwill is impaired. We also determine whether impairment indicators are present related to our identifiable intangible assets. If we determine that goodwill or intangible assets are impaired, we would be required to write down the value of these assets. We complete our annual impairment test of goodwill on the first day of our third fiscal quarter. For fiscal year 2019, we concluded based on the valuation estimates that there was no indication of impairment on the goodwill recorded on our financial statements. We also concluded that there are no additional indicators of impairment related to our intangible assets. There can, however, be no assurance that we will not be required to take an impairment charge in the future, which could have a material adverse effect on our results of operations.

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

Changes in domestic or foreign employment regulations or changes in our relationship with our employees could adversely affect our results of operations. As of September 28, 2019, we employed approximately 8,500 employees worldwide, with approximately 7,350 of these employees located in Honduras, El Salvador and Mexico. Changes in domestic and foreign laws governing our relationships with our employees, including wage and human resources laws and regulations, labor standards, overtime pay, unemployment tax rates, workers' compensation rates and payroll taxes, would likely have a direct impact on our operating costs. Increases in wage rates in the countries in which we operate have occurred, and any further significant increases in wage rates in those countries could have a material adverse impact on our operating results. A total of approximately 3,150 employees at two of our facilities in San Pedro Sula, Honduras, are party to multi-year collective bargaining agreements. We have historically conducted our operations without significant labor disruptions and believe that our relations with our employees are generally good. However, a change in labor relations could adversely affect the productivity and ultimate cost of our manufacturing operations.

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

As of November 14, 2019, we had 6,921,417 shares of common stock outstanding. We believe that approximately 48% of our stock is beneficially owned by entities and individuals who each own more than 5% of the outstanding shares of our common stock. Included in the 48% are institutional investors that beneficially own more than 5% of the outstanding shares. These institutional investors own approximately 33% of the outstanding shares of our common stock. Sales of substantial amounts of our common stock in the public market by any of these large holders could adversely affect the market price of our common stock.

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

Item 1B. Unresolved Staff Comment

None.

Item 2. Properties

Our principal executive office is located in a leased facility in Greenville, South Carolina. We own and lease properties supporting our manufacturing, distribution, direct retail, and administrative activities. The majority of our products are manufactured through a combination of facilities that we either own or lease and operate. The following listing summarizes the significant categories as of September 28, 2019:

	Owned	Leased	Other	Total
Manufacturing	2	6	—	8
Distribution [1]	2	3	2	7
Decoration/distribution [2]	1	4	—	5
Retail stores/showroom	—	12	—	12
Administrative	—	5	—	5
Total	5	30	2	37

1 At September 28, 2019, we operated within a third party logistics distribution center in Dallas, TX. In October 2019, operations were moved to a company-leased facility in the surrounding area. In addition, we began operations in a new company-leased facility in October 2019 in Columbus, OH.

2 In our first quarter of fiscal year 2020, we began operations in two additional digital decoration and distribution facilities in Cranberry, NJ and Lewisville, TX. This results in three DTG2Go facilities that are integrated with Delta Activewear distribution centers.

Our primary manufacturing as of September 28, 2019, are as follows:

Name	Location	Utilization	Segment
Ceiba Textiles	Naco, Quimistan, Santa Barbara Honduras	Knit/dye/finish/cut	Delta Group
Honduras Plant	San Pedro Sula, Honduras	Sew	Delta Group
Cortes Plant	San Pedro Sula, Honduras	Sew	Delta Group
Campeche Plant	Seybaplaya, Campeche Mexico	Cut/sew	Delta Group/Salt Life Group
Campeche Sportswear	Campeche, Mexico	Decoration	Delta Group/Salt Life Group
Textiles LaPaz	La Paz, El Salvador	Cut/sew/decoration	Delta Group
Fayetteville Plant	Fayetteville, North Carolina	Cut/sew/decoration	Delta Group/Salt Life Group
Rowland Plant	Rowland, North Carolina	Sew	Delta Group

At our 2019 and 2018 fiscal year-ends, our long-lived assets in Honduras, El Salvador and Mexico collectively comprised approximately 32% and 41%, respectively, of our consolidated net property, plant and equipment. Our long-lived assets in Honduras comprised approximately 25% and 32%, respectively, of consolidated net property, plant and equipment. See Item 1A. Risk Factors for a description of risks associated with our operations located outside of the United States.

Our primary distribution centers, including those integrated with decoration operations, as of September 28, 2019, are as follows:

Location	Utilization	Segment
Clinton, TN	Distribution	Delta Group
Cranbury, NJ	Distribution	Delta Group
Dallas, TX	Distribution	Delta Group
Fayetteville, NC	Distribution	Salt Life Group
Fayetteville, NC, Annex	Distribution	Delta Group
Opelika, AL	Distribution	Delta Group
Santa Fe Springs, CA	Distribution	Delta Group
Clearwater, FL	Decoration/distribution	Delta Group
Sparks, NV	Decoration/distribution	Delta Group
Storm Lake, IA	Decoration/distribution	Delta Group
Fayetteville, NC	Decoration/distribution	Delta Group
Miami, FL	Decoration/distribution	Delta Group

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

ITEM 3. Legal Proceedings

At times, we are party to various legal claims, actions and complaints.  There are currently no material pending legal proceedings to which we are a party or of which any of our property is subject, and we are not aware of any such proceedings that are contemplated by any governmental authority.

Item 4. Mine Safety Disclosures

Not applicable.

Part II

Item 5. Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock:  The common stock of Delta Apparel, Inc. is listed and traded on the NYSE American under the symbol “DLA.” As of November 14, 2019, there were approximately 807 record holders of our common stock.

The following table sets forth, for each of the periods indicated below, the high and low sales prices per share of our common stock as reported on the NYSE American.

	High	Low
	Sale Price	Sale Price
Fiscal Year 2019:
September Quarter	$24.30	$18.48
June Quarter	$24.47	$21.00
March Quarter	$24.99	$17.06
December Quarter	$19.98	$16.11

Fiscal Year 2018:
September Quarter	$19.49	$16.30
June Quarter	$20.30	$16.90
March Quarter	$22.10	$17.04
December Quarter	$22.00	$19.60

Dividends: Our Board of Directors did not declare, nor were any dividends paid, during fiscal years 2019 and 2018. Subject to the provisions of any outstanding blank check preferred stock (none of which is currently outstanding), the holders of our common stock are entitled to receive whatever dividends, if any, that may be declared from time to time by our Board of Directors in its discretion from funds legally available for that purpose. Pursuant to the terms of our credit facility, we are allowed to make cash dividends and stock repurchases if (i) as of the date of the payment or repurchase and after giving effect to the payment or repurchase, we have availability on that date of not less than 15% of the lesser of the borrowing base or the commitment, and average availability for the 30-day period immediately preceding that date of not less than 15% of the lesser of the borrowing base or the commitment; and (ii) the aggregate amount of dividends and stock repurchases after May 10, 2016, does not exceed $10 million plus 50% of our cumulative net income (as defined in the Amended Credit Agreement) from the first day of the third quarter of fiscal year 2016 to the date of determination.  At September 28, 2019, and September 29, 2018, there was $16.1 million and $14.7 million, respectively, of retained earnings free of restrictions to make cash dividends or stock repurchases.

Any future cash dividend payments will depend upon our earnings, financial condition, capital requirements, compliance with loan covenants and other relevant factors.

Purchases of our Own Shares of Common Stock:  See Note 14— Repurchase of Common Stock - Debt, in Item 15, which is incorporated herein by reference.

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Business Outlook

We are pleased to deliver strong sales growth for the year, including growth in both our Delta Group and Salt Life Group segments. Our gross margins expanded sequentially through the year, and we leveraged our growth to deliver solid profitability for our shareholders. Our investments in new manufacturing technologies, speed-to-market distribution strategies, and additional sales channels continue to generate growth opportunities across our businesses and differentiate us from competitors. We see a variety of strategic growth opportunities across our business, and our team remains focused on the initiatives we have in place to take advantage of them. In addition to the accelerating momentum in our DTG2Go and Salt Life businesses, we will launch a full-service, vertical distributor model in our Activewear business in 2020. This will include a broad offering of nationally recognized branded products comprised of polos, outerwear, headwear and accessories. We believe this additional go-to-market strategy can become a game-changer for us and for our shareholders as it grows over time.

Through meaningful investments in manufacturing capacity, proprietary fulfillment systems, and new facilities, along with two strategic acquisitions, DTG2Go has risen as the industry leader in the digital print space. DTG2Go is the only digital print supplier in the world providing customers a seamless fulfillment solution integrated with a vertical manufacturing platform offering a reliable supply of high quality fashion and core basic garments. We continued to expand our unique positioning with the addition of two new facilities, strategically integrating DTG2Go’s state-of-the-art digital print and fulfillment platform with Delta Apparel’s blank garment distribution network. This model has significantly improved our speed-to-market and elevated our customer service levels with one-day shipping to over half of all U.S. consumers, including the key New York City and Dallas metropolitan markets. These facilities are now operating and accepting orders in time for the important holiday selling season. With six fewer days of holiday selling between Thanksgiving and Christmas, DTG2Go’s key tenet of speed combined with our multi-facility distribution strategy should further differentiate our positioning in the marketplace. We are happy with the new polyester printing technology and see a tremendous opportunity to capitalize on demand for personalized decorated polyester garments, adding another layer of growth for our fully integrated direct-to-garment apparel printing solution. Entering fiscal year 2020 with strong business momentum, coupled with the significant increase in our capacity and value added positioning, we see a clear path to reach our goals of 20% compounded sales growth with healthy double-digit operating margins in our DTG2Go business.

Market conditions in our core Activewear business are solid, with demand for our higher-margin fashion basics products and with our Western Hemisphere manufacturing platform continuing to accelerate. We have experienced rapid expansion of our fashion basics line, particularly Delta Platinum, over the last several years with growth expected to continue in 2020 across multiple sales channels.  We remain focused on building internal manufacturing capacity to satisfy the Activewear demand and better service customers with speed of delivery. The vast majority of our new product development continues to be focused on fashion basics, adding product diversification and expanding offerings across color and silhouettes. In January 2020, we will launch a full-service, vertical distributor model in our Activewear business, which will provide our customers with a broader range of product offerings of nationally recognized branded products. Our diversified sales channels coupled with cross-selling opportunities involving the DTG2Go and Soffe decoration platforms, should continue to drive new business along with valuable customer diversification. Our FunTees business recently began shipping to several new direct-to-retail customers and expects that business to continue to grow. We have been growing and diversifying our customer base at FunTees with brands and retailers who are interested in full-service supply chain management and technology, along with our manufacturing platform, which is compliant, flexible in the products and retail-ready services it can provide and, importantly, close to the United States market with nationwide distribution coverage. Overall, we anticipate more growth at Activewear as we further leverage our internal manufacturing capacity and broad distribution network.

We were pleased to see two consecutive quarters of year-over-year top and bottom-line improvement from our Soffe brand. We have continuously refined the core Soffe product line to meet customer demand, while strategically developing new products such as channel-specific graphic tee programs. Soffe’s business-to-business ("B2B") and business-to-consumer ("B2C") ecommerce performance has been strong with double-digit net sales growth. This, coupled with the increased integration with our Activewear sales platform, has created momentum in this business to grow in the future.

Across our national and regional customer footprint, Salt Life has enjoyed strong growth in fiscal year 2019, and we enter the new fiscal year with solid momentum as Salt Life grows geographically with our larger accounts. Following the conversion of our www.saltlife.com ecommerce site to a new platform in the third quarter of fiscal year 2019, we have experienced strong site traffic and conversion with notable strength in mobile. We are very pleased with the site enhancements ahead of the holiday selling season, which includes improved speed, site navigation and frictionless check out, all features we expect will drive continued strong performance. Additional product categories remain an important pillar of growth for Salt Life for our wholesale partners, as well as our branded direct-to-consumer channels. The higher priced performance line continues to be well received across channels. The expansion of additional product lines, such as women shoes and accessories, are facilitating more opportunities to drive incremental floor space including point-of-sale displays and shop-in-shops. This product expansion, as well as the success of brand extensions with the ladies' swim line and Salt Life Lager, continue to broaden the brand’s audience and lifestyle positioning.

We remain uniquely positioned to compete and grow profitably in today’s dynamic retail environment. We are continuously focused on building our foundational capabilities and expertise to best serve our existing customers, while also attracting new customers. The diversification of our customer base and expansion of our sales channels, including the launch of our full service, vertically-integrated distributor model, remain key pillars of our success and fuels the growth we see ahead for our DTG2Go and Activewear businesses. We also enter the next fiscal year with strong momentum in our Salt Life lifestyle and brand with refreshed ecommerce and direct-to-consumer platforms.

Results of Operations

Our financial results have been presented on a generally accepted accounting principles ("GAAP") basis and, in certain limited instances, we have presented our financial results on a GAAP and non-GAAP (“adjusted”) basis, which is further described and reconciled in the sections entitled “Non-GAAP Financial Measures.”

Net sales for fiscal year 2019 were $431.7 million, up 9.2% from $395.5 million in the prior year. Net sales growth was achieved in both the Delta Group and Salt Life Group segments. Our direct-to-consumer and business-to-business ecommerce and retail sales continued to represent a larger portion of consolidated revenue, constituting 8.1% of total net sales for the 2019 fiscal year compared to 7.6% of net sales in the prior year.

Delta Group segment net sales of $389.1 million in fiscal year 2019 increased 9.3% over prior year results of $356.0 million. This sales growth was primarily driven by organic sales growth in our DTG2Go digital print and fulfillment business in addition to its acquisition of Silk Screen Ink, Ltd. d/b/a Digital Print Service ("SSI") in October 2018. The segment also experienced sales growth in Delta Activewear due to continued product expansions offered to catalog customers as well as growth in new sales channels, such as direct-to-retail customers.

Salt Life Group segment net sales of $42.7 million in fiscal year 2019 increased 8.1% over prior year results of $39.4 million in the prior year. This sales growth was attributable to growth across multiple sales channels, including wholesale, national retailers, direct-to-consumer channels, and Salt Life Lager beer sales.

Overall gross margin for fiscal year 2019 was 19.7%, down from prior year margin of 20.7%, driven by the impact in the first half of the year of higher raw material prices and other inflationary cost increases, costs associated with product changes in the FunTees business, and the impact of acquisition and integration activities. These headwinds were partially offset by improved selling prices and favorable product mix. Note that our gross margins may not be comparable to those of other companies because some companies include costs related to their distribution network in cost of goods sold, and we exclude these costs from gross profit and instead include them in selling, general and administrative expenses.

Delta Group segment gross margins were 16.8% compared to the 17.9% in the prior year and were impacted by the items noted above in the first half of fiscal year 2019.  During the second half of fiscal year 2019, Delta Group gross margins improved to 18.4%.

Salt Life Group segment gross margins remained relatively flat at 46.7% in fiscal year 2019 as the result of higher margins associated with the growth in direct-to-consumer sales channels, offset by lower margins associated with the growth of Salt Life Lager.

Fiscal year 2019 selling, general and administrative expenses were $70.2 million, or 16.3% of sales, compared to $67.0 million, or 16.9% of sales, in fiscal year 2018. The 60 basis point decrease in selling, general and administrative expenses is due to leveraging fixed costs with higher sales volumes, partially offset by higher distribution costs related to investments to expand facilities and improve service to our customers.

Other income includes profits related to our Honduran equity method investment, valuation changes in our contingent consideration related to the previously acquired Salt Life and DTG2Go businesses, and other matters such as litigation-related settlements. In fiscal year 2019, we recognized a discrete gain of $1.3 million from the settlement of a commercial litigation matter. This matter related to a claim Salt Life previously filed with BP Deepwater Horizon claims fund administration that was established in connection with the 2010 oil spill off the Gulf Coast seeking damages for the impacts of the spill on the Salt Life business. In fiscal year 2019, we also recognized a discrete expense of $2.5 million associated with the resolution of litigation stemming from The Sports Authority's March 2016 bankruptcy (see Note 15 - Commitments and Contingencies in the Consolidated Financial Statements for additional information concerning this matter). In fiscal year 2019, we recorded other income of $0.8 million due to a net reduction in the estimate of the contingent consideration liabilities. In fiscal 2018, we recorded other expense of $0.2 million due to a net increase in the estimate of the contingent consideration liabilities. The remainder of other income in fiscal years 2019 and 2018 is principally related to profits from our Honduran equity method investment.

Operating income was $15.9 million compared to $17.4 million in the prior year. Operating income decreased by $4.6 million in the first half of fiscal year 2019, primarily due to acquisition integration expenses, costs associated with product changes in the FunTees business, and investments in new and expanded distribution facilities. We experienced operating income expansion of $3.1 million in the second half of the year due to net sales growth and gross margin expansion with increased sales volume and improved selling price and mix.

Delta Group operating income decreased in fiscal year 2019 by $2.3 million to $23.8 million, or 6.1% of net sales, compared to $26.1 million, or 7.3% of net sales in the prior year primarily due to acquisition integration costs, FunTees product cost changes, and distribution facility investments.

Salt Life Group operating income improved by $1.5 million in fiscal year 2019 to $6.2 million from the prior year operating income of $4.7 million, primarily due to growth across multiple sales channels, including the higher margin direct-to-consumer channels.

Interest expense for fiscal year 2019 increased approximately $1.9 million to $7.6 million, compared to $5.7 million in fiscal year 2018. The increase is due primarily to higher average debt levels due to recent acquisitions coupled with higher interest rates in fiscal year 2019 compared to the prior year.

Our fiscal year 2019 effective income tax rate is a 5.5% compared to a rate of 89.5% in the prior year. Excluding the additional $10.7 million of expense related to the New Tax Legislation, the adjusted effective tax rate is a benefit of 1.7% in fiscal year 2018. See Note 9—Income Taxes for more information. We benefit from having income in foreign jurisdictions that are either exempt from income taxes or have tax rates that are lower than those in the United States.

Net earnings attributable to shareholders in fiscal year 2019 was $8.2 million, or $1.17 per diluted share, compared with net earnings in the prior year of $1.3 million, or $0.18 per diluted share. Adjusting for the $2.2 million expense, net of tax, in fiscal year 2019 associated with the resolution of The Sports Authority bankruptcy litigation as well as $0.7 million of income, net of tax, associated with a favorable settlement of a commercial litigation matter, our adjusted net earnings for fiscal year 2019 were approximately $9.7 million and $1.38 per diluted share. In fiscal year 2018, after adjusting for the $10.7 million expense due to the New Tax Legislation, our adjusted net earnings were approximately $12.0 million and $1.62 per diluted share.

Non-GAAP Financial Measures

We provide all information required in accordance with GAAP, but we believe that evaluating our ongoing operating results may be difficult if limited to reviewing only GAAP financial measures. In an effort to provide investors with additional information regarding the Company's results, we also provide non-GAAP information that management believes is useful to investors.  We discuss adjusted net earnings attributable to shareholders and earning per share as performance measures because management uses these measures in evaluating the Company's underlying performance on a consistent basis across periods.  We also believe these measures are frequently used by securities analysts, investors and other interested parties in the evaluation of the Company's ongoing performance.  These non-GAAP measures have limitations as analytical tools, and securities analysts, investors and other interested parties should not consider any of these non-GAAP measures in isolation or as a substitute for analysis of the Company's results as reported under GAAP.  These non-GAAP measures may not be comparable to similarly titled measures used by other companies. The tables below reconcile net income and earnings per diluted share to adjusted net income and adjusted earnings per diluted share, (in thousands except per share data):

	Year Ended
	September 28, 2019	September 29, 2018
Net earnings attributable to shareholders	$8,242	$1,337
Adjustment for tax legislation impact	—	10,664
Adjustment for commercial litigation settlement, net of tax	(698)	—
Adjustment for The Sports Authority litigation settlement, net of tax	2,168	—
Adjusted earnings attributable to shareholders	$9,712	$12,001

Reported diluted earnings per share	$1.17	$0.18
Adjustment for tax legislation impact	—	1.44
Adjustment for commercial litigation settlement, net of tax	(0.10)	—
Adjustment for The Sports Authority litigation settlement, net of tax	0.31	—
Adjusted diluted earnings per share	$1.38	$1.62

Liquidity and Capital Resources

Operating Cash Flows

Cash provided by operating activities in fiscal year 2019 was $9.4 million compared to $21.2 million for fiscal year 2018.  The decrease from the prior year is due to an increase in accounts receivable from the sales growth and timing of those sales occurring during the fourth quarter of fiscal year 2019 as well as increasing our inventory positions in order to better service our customers with a broad offering of products.

Investing Cash Flows

Cash used in investing activities in fiscal year 2019 and 2018 was $11.5 million and $14.9 million, respectively. Cash outflows for capital expenditures during fiscal year 2019 and 2018 were $6.1 and $5.8 million, respectively.  Capital expenditures in both periods primarily related machinery and equipment, including investments in our digital print business. There were $8.4 million in expenditures financed under capital lease arrangements and $3.1 million in unpaid expenditures as of September 28, 2019. In addition, property, plant, and equipment of $3.4 million was acquired as part of the SSI acquisition during fiscal year 2019.

Investing activities for fiscal year 2018 included $5.8 million of proceeds from the sale of fixed assets.  Equipment of $5.0 million was acquired as part of the DTG2Go acquisition.  Subsequently, a capital lease arrangement was entered into to finance the purchase of the equipment.  During fiscal year 2018, investing cash flows included $1.9 million in proceeds received from the sale of a business.

We expect to spend approximately $25 million to $28 million in capital expenditures in fiscal year 2020, primarily on distribution expansion, manufacturing equipment, information technology, and direct-to-consumer investments including additional Salt Life retail store openings. We anticipate that approximately $12 million of planned fiscal year 2020 capital expenditures will be invested in the expansion of our Clinton, Tennessee distribution center to support the growth within the Delta Group segment business.

Financing Activities

Cash provided by financing activities was $2.2 million in fiscal year 2019 compared to cash used by financing activities of $6.4 million in fiscal year 2018. We utilized the cash proceeds from our credit facility in both fiscal years to fund our investments in property, plant, and equipment as well as our operations. In fiscal year 2019, we repurchased $2.7 million of our common stock compared to $9.0 million in the prior year.

Future Liquidity and Capital Resources

See Note 8 – Long-Term Debt to the Consolidated Financial Statements for discussion of our various financing arrangements, including the terms of our revolving U.S. credit facility.

Based on our current expectations, we believe that our credit facility should be sufficient to satisfy our foreseeable working capital needs, and that the cash flow generated by our operations and funds available under our credit facility should be sufficient to service our debt payment requirements, to satisfy our day-to-day working capital needs and to fund our planned capital expenditures. Any material deterioration in our results of operations, however, may result in our loss of the ability to borrow under our revolving credit facility and to issue letters of credit to suppliers, or may cause the borrowing availability under our facility to be insufficient for our needs. Availability under our credit facility is primarily a function of the levels of our accounts receivable and inventory, as well as the uses of cash in our operations. A significant deterioration in our accounts receivable or inventory levels could restrict our ability to borrow additional funds or service our indebtedness. Moreover, our credit facility includes a financial covenant that if the availability under our credit facility falls below the amounts specified in our credit agreement, our Fixed Charge Coverage Ratio (“FCCR”) (as defined in our credit agreement) for the preceding 12-month period must not be less than 1.1 to 1.0. Although our availability at September 28, 2019, was above the minimum thresholds specified in our credit agreement, a significant deterioration in our business could cause our availability to fall below such thresholds, thereby requiring us to maintain the minimum FCCR specified in our credit agreement. As of September 28, 2019, our FCCR was above the minimum threshold specified in our credit agreement.

Derivative Instruments

From time to time, we may purchase cotton option contracts to economically hedge the risk related to market fluctuations in the cost of cotton used in our operations. We do not receive hedge accounting treatment for these derivatives. As such, the realized gains and losses associated with them were recorded within cost of goods sold on the Consolidated Statement of Operations. There were no material option agreements that were outstanding at September 28, 2019.

We may use derivatives, including cotton option contracts, to manage our exposure to movements in commodity prices. We do not designate our options as hedge instruments upon inception. Accordingly, we mark to market changes in the fair market value of the options in cost of sales in the Consolidated Statements of Operations. There were no raw material option agreements outstanding at September 28, 2019 or September 29, 2018.

Changes in the derivatives’ fair values are deferred and are recorded as a component of accumulated other comprehensive income (“AOCI”), net of income taxes, until the underlying transaction is recorded. When the hedged item affects income, gains or losses are reclassified from AOCI to the Consolidated Statements of Operations as interest income/expense.  Any ineffectiveness in our hedging relationships is recognized immediately in the Consolidated Statement of Operations.  The changes in fair value of the interest rate swap agreements resulted in AOCI loss, net of taxes, of $1.1 million for fiscal year 2019, and an AOCI gain, net of taxes, of $0.2 million for fiscal year 2018.

Off-Balance Sheet Arrangements

As of September 28, 2019, we did not have any off-balance sheet arrangements that were material to our financial condition, results of operations or cash flows as defined by Item 303(a)(4) of Regulation S-K promulgated by the SEC other than the letters of credit, operating leases, and purchase obligations. We have disclosed operating lease commitments in Note 10—Leases, and letters of credit and purchase obligations in Note 15—Commitments and Contingencies.

Dividends and Purchases of our Own Shares

Pursuant to the terms of our credit facility, we are allowed to make cash dividends and stock repurchases if (i) as of the date of the payment or repurchase and after giving effect to the payment or repurchase, we have availability on that date of not less than 15% of the lesser of the borrowing base or the commitment, and average availability for the 30-day period immediately preceding that date of not less than 15% of the lesser of the borrowing base or the commitment; and (ii) the aggregate amount of dividends and stock repurchases after May 10, 2016, does not exceed $10 million plus 50% of our cumulative net income (as defined in the Amended Credit Agreement) from the first day of the third quarter of fiscal year 2016 to the date of determination.  At September 28, 2019, and September 29, 2018, there was $16.1 million and $14.7 million, respectively, of retained earnings free of restrictions to make cash dividends or stock repurchases.

Our Board of Directors did not declare, nor were any dividends paid, during fiscal years 2019 and 2018.  Any future cash dividend payments will depend upon our earnings, financial condition, capital requirements, compliance with loan covenants and other relevant factors.

As of September 28, 2019, our Board of Directors had authorized management to use up to $60.0 million to repurchase stock in open market transactions under our Stock Repurchase Program.  During fiscal years 2019 and 2018, we purchased 141,501 shares and 463,974 shares, respectively, of our common stock for a total cost of $2.7 million and $9.0 million, respectively. As of September 28, 2019, we have purchased 3,498,562 shares of common stock for an aggregate of $50.5 million since the inception of the Stock Repurchase Program.  All purchases were made at the discretion of management and pursuant to the safe harbor provisions of SEC Rule 10b-18.  As of September 28, 2019, $9.5 million remained available for future purchases under our Stock Repurchase Program, which does not have an expiration date.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our Consolidated Financial Statements, which were prepared in accordance with U.S. GAAP. The preparation of our Consolidated Financial Statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We base our estimates and judgments on historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We have no reason to believe that our past estimates have not been appropriate. Our most critical accounting estimates, discussed below, pertain to revenue recognition, accounts receivable and related reserves, inventory and related reserves, the carrying value of goodwill, and the accounting for income taxes.

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

We record reductions to revenue for estimated customer returns, allowances, markdowns and discounts. We estimate these reductions based on historical rates of customer returns and allowances as well as the specific identification of outstanding returns, markdowns and allowances that have not yet been received by us. The actual amount of customer returns and allowances, which is inherently uncertain, may differ from our estimates. If we determine that actual or expected returns or allowances are significantly higher or lower than the reserves we established, we would record a reduction or increase, as appropriate, to net sales in the period in which we make such a determination. Reserves for returns, allowances, markdowns and discounts are included within accrued expenses as refund liabilities, and the value of inventory associated with reserves for sales returns are included within prepaid expenses and other current assets on the Consolidated Balance Sheet.  As of September 28, 2019, there was $1.0 million in refund liabilities for customer returns, allowances, markdowns and discounts included within accrued expenses.

Accounts Receivable and Related Reserves

Accounts receivable consists primarily of receivables from our customers arising from the sale of our products, and we generally do not require collateral from our customers.  We actively monitor our exposure to credit risk through the use of credit approvals and credit limits. Accounts receivable is presented net of reserves for doubtful accounts.

We estimate the net collectibility of our accounts receivable and establish an allowance for doubtful accounts based upon this assessment.  In situations where we are aware of a specific customer’s inability to meet its financial obligation, such as in the case of a bankruptcy filing, we assess the need for a specific reserve for bad debts.  Reserves are determined through analysis of the aging of accounts receivable balances, historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in customer payment terms.  Bad debt expense was less than 1% of net sales in each of fiscal years 2019 and 2018.

Inventories and Related Reserves

We state inventories at the lower of cost and net realizable value using the first-in, first-out method.  Inventory cost includes materials, labor and manufacturing overhead on manufactured inventory and all direct and associated costs, including inbound freight, to acquire sourced products. See Note 2(y) for further information regarding yarn procurements.  We regularly review inventory quantities on hand and record reserves for obsolescence, excess quantities, irregulars and slow-moving inventory based on historical selling prices, current market conditions, and forecasted product demand to reduce inventory to its net realizable value.  If actual selling prices are less favorable than those projected or if sell-through of the inventory is more difficult than anticipated, additional inventory reserves may be required.

Goodwill

Goodwill and definite-lived intangibles were recorded in conjunction with our acquisitions of Salt Life, DTG2Go, and SSI, and an insignificant amount of definite-lived intangibles were recorded with our acquisition of Coast.   We did not record any separately identifiable indefinite-lived intangibles associated with any of these acquisitions.  Goodwill represents the excess of the purchase price and related costs over the value assigned to net tangible and identifiable intangible assets acquired and liabilities assumed. Goodwill must be tested for impairment at least annually or more frequently if events or changes in circumstances indicate that the carrying amount may be impaired, and goodwill is required to be written down when impaired.  The goodwill impairment testing process involves the use of significant assumptions, estimates and judgments with respect to a variety of factors, including projected sales, gross margins, selling, general and administrative expenses, capital expenditures and cash flows and the selection of an appropriate discount rate, all of which are subject to inherent uncertainties and subjectivity.  When we perform goodwill impairment testing, our assumptions are based on annual business plans and other forecasted results, which we believe represent those of a market participant.  We select a discount rate, which is used to reflect market-based estimates of the risks associated with the projected cash flows, based on the best information available as of the date of the impairment assessment.

Given the current macro-economic environment and the uncertainties regarding its potential impact on our business, there can be no assurance that our estimates and assumptions used in our impairment tests will prove to be accurate predictions of the future. If our assumptions regarding forecasted cash flows are not achieved, it is possible that an impairment review may be triggered, and goodwill may be impaired.

Income Taxes

We account for income taxes under the liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  A valuation allowance is required to reduce the carrying value of deferred tax assets to the amount that is more-likely-than-not to be realized.  In making this final determination, we follow the Accounting Standards Codification 740, Income Taxes ("ASC 740"), and look to taxable income in prior carryback years, reversals of existing temporary book/tax differences, tax planning strategies and future taxable income exclusive of reversals of existing temporary differences.  By its very nature, future taxable income requires estimates and judgments about future events that may be predictable, but are far less certain than past events that can be objectively measured.

We established a valuation allowance related to certain of our state operating loss carryforward amounts in accordance with the provisions of ASC 740.  We continually review the adequacy of the valuation allowance and recognize the benefits of deferred tax assets if reassessment indicates that it is more likely than not that the deferred tax assets will be realized based on earnings forecasts in the respective state tax jurisdictions.  As of September 28, 2019, we had state NOLs of approximately $46.6 million, with deferred tax assets of $2.2 million related to these state NOLs, and related valuation allowances against them of approximately $0.5 million. These state net loss carryforwards expire at various intervals from 2020 through 2037.

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

Item 8. Financial Statements and Supplementary Data

Our Consolidated Financial Statements for each of our fiscal years ended September 28, 2019, and September 29, 2018, together with the Reports of Independent Registered Public Accounting Firms thereon, are included in this report commencing on page F-1 and are listed under Part IV, Item 15 in this report.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 28, 2019, and, based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures were effective at the evaluation date.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 28, 2019. In this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) ("COSO") in Internal Control – Integrated Framework. The scope of our efforts to comply with the internal requirements of Section 404 of the Sarbanes-Oxley Act of 2002 with respect to fiscal year 2019 included all of our operations. Based on our evaluation, our management has concluded that, as of September 28, 2019, our internal control over financial reporting is effective.

The effectiveness of our internal control over financial reporting as of September 28, 2019, has been audited by Ernst & Young, LLP ("EY"), our independent registered public accounting firm, who also audited our Consolidated Financial Statements. EY’s attestation report on our internal controls over financial reporting is included herein.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the fourth quarter of fiscal year 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Delta Apparel, Inc. and Subsidiaries

Opinion on Internal Control over Financial Reporting

We have audited Delta Apparel, Inc. and Subsidiaries’ internal control over financial reporting as of September 28, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Delta Apparel, Inc. and Subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of September 28, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of September 28, 2019, and September 29, 2018, and the related consolidated statements of operations, comprehensive income, shareholders' equity and cash flows for each of the two years in the period ended September 28, 2019, and the related notes and our report dated November 21, 2019, expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Ernst & Young LLP

Atlanta, Georgia

November 21, 2019

Item 9B. Other Information

Fourth Amendment to Fifth Amended and Restated Credit Agreement

On November 19, 2019, Delta Apparel, and its Subsidiaries M.J. Soffe, LLC, Culver City Clothing Company, Salt Life, LLC, and  DTG2Go, LLC (collectively, the “Borrowers”) entered into a Fourth Amendment to Fifth Amended and Restated Credit Agreement with Wells Fargo Bank, National Association (“Wells Fargo”) and the other lenders set forth therein (the “Fourth Amendment”).

The Fifth Amended and Restated Credit Agreement, dated as of May 10, 2016 (the “Amended Credit Agreement”), was filed as Exhibit 10.1 to Delta Apparel’s Quarterly Report on Form 10-Q filed with the SEC on May 12, 2016. The First Amendment to the Amended Credit Agreement was filed as Exhibit 10.2.5 to Delta Apparel’s Annual Report on Form 10-K filed with the SEC on November 28, 2017. The Consent and Second Amendment to the Amended Credit Agreement was filed as Exhibit 10.1 to Delta Apparel’s Form 8-K filed with the SEC on March 13, 2018. The Consent and Third Amendment to the Amended Credit Agreement was filed as Exhibit 10.1 to Delta Apparel’s Form 8-K filed with the SEC on October 9, 2018.

The Fourth Amendment increases the borrowing capacity from $145.0 million to $170.0 million (subject to borrowing base limitations), extends the maturity date from May 10, 2021 to November 19, 2024, reduces pricing on the revolver and first-in last-out “FILO” borrowing components, adds 25% of the fair market value of eligible intellectual property into the borrowing base, and makes certain other structural changes. In addition, the Fourth Amendment amends the definition of Fixed Charge Coverage Ratio to exclude up to $10 million of capital expenditures incurred by the Borrowers in connection with the expansion of the distribution facility located within the Town of Clinton, Anderson County, Tennessee.

The foregoing summary of the Fourth Amendment and the transactions contemplated thereby does not purport to be complete and is qualified in its entirety by reference to the text of the Fourth Amendment, which is filed herewith as Exhibit 10.2.8 to this Annual Report on Form 10-K and which is incorporated herein by reference.

Separate from the relationship related to the Amended Credit Agreement, as amended, certain lenders thereunder have engaged in, or may in the future engage in, transactions with, and perform services for, Delta Apparel and/or its subsidiaries in the ordinary course of business.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference from the portions of the definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days following the end of our 2019 fiscal year under the headings "Proposal No. 1: Election of Directors", “Corporate Governance”, “Executive Officers” and “Delinquent Section 16(a) Reports .”

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

Item 11. Executive Compensation

The information required by this Item is incorporated herein by reference from the portions of the definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days following the end of our 2019 fiscal year under the headings “Executive Compensation” and “Compensation Tables.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information relating to security ownership by certain beneficial owners and management is incorporated herein by reference from the portion of the definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days following the end of our 2019 fiscal year under the heading “Equity Compensation Plan Information."

On February 4, 2015, our shareholders re-approved the Delta Apparel, Inc. 2010 Stock Plan ("2010 Stock Plan") that was originally approved by our shareholders on November 11, 2010. The re-approval of the 2010 Stock Plan, including the material terms of the performance goals included in the 2010 Stock Plan, enabled us to continue to grant equity incentive compensation awards structured in a manner intended to qualify as tax deductible, performance-based compensation under Section 162(m) of the Internal Revenue Code of 1986, as applicable. Since November 2010, no additional awards have been or will be granted under either the Delta Apparel Stock Option Plan ("Option Plan") or the Delta Apparel Incentive Stock Award Plan ("Award Plan"); instead, all stock awards have been granted under the 2010 Stock Plan.  The aggregate number of shares of common stock that may be delivered under the 2010 Stock Plan is 500,000 plus any shares of common stock subject to outstanding awards under the Option Plan or Award Plan that are subsequently forfeited or terminated for any reason before being exercised.  The 2010 Stock Plan limits the number of shares that may be covered by awards to any participant in a given calendar year and also limits the aggregate awards of restricted stock, restricted stock units and performance stock granted in any given calendar year.

Set forth in the table below is certain information about securities issuable under our equity compensation plans as of September 28, 2019.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	283,500	$19.78	538,464
Equity compensation plans not approved by security holders	—	$—	—
Total	283,500	$19.78	538,464

For additional information on our stock-based compensation plans, see Note 12 - Stock-Based Compensation to the Consolidated Financial Statements.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference from the portion of the definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days following the end of our 2019 fiscal year under the heading "Corporate Governance".

Item 14. Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference from the portion of the definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days following the end of our 2019 fiscal year under the heading “Proposal No. 4: Ratification of Appointment of Independent Registered Public Accounting Firm”.

Part IV

Item 15. Exhibits and Financial Statement Schedules

Financial Statements:

Report of Independent Registered Public Accounting Firms.

Consolidated Balance Sheets as of September 28, 2019, and September 29, 2018.

Consolidated Statements of Operations for the years ended September 28, 2019, and September 29, 2018.

Consolidated Statements of Comprehensive Income for the years ended September 28, 2019, and September 29, 2018.

Consolidated Statements of Shareholders’ Equity for the years ended September 28, 2019, and September 29, 2018.

Consolidated Statements of Cash Flows for the years ended September 28, 2019, and September 29, 2018.

Notes to Consolidated Financial Statements.

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted. Columns omitted from schedules filed have been omitted because the information is not applicable.

(a)(3) Listing of Exhibits*

2.1	Asset Purchase Agreement dated as of August 27, 2013, among To The Game, LLC, Salt Life Holdings, LLC, Roger L. Combs, Sr., Donald R. Combs, Richard Thompson, and Michael T. Hutto (excluding schedules and exhibits): Incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on August 29, 2013.
3.1.1	Articles of Incorporation of the Company: Incorporated by reference to Exhibit 3.1 to the Company’s Form 10-12B filed on December 30, 1999.
3.1.2	Amendment to Articles of Incorporation of the Company dated September 18, 2003: Incorporated by reference to Exhibit 3.1.2 to the Company’s Form 10-Q filed on November 5, 2003.
3.1.3	Amendment to Articles of Incorporation of the Company dated April 28, 2005: Incorporated by reference to Exhibit 3.1.3 to the Company’s Form 8-K filed on April 29, 2005.
3.1.4	Amendment to Articles of Incorporation of the Company dated November 8, 2007: Incorporated by reference to Exhibit 3.1.4 to the Company’s Form 10-K filed on August 28, 2009.
3.2.1	Bylaws of the Company: Incorporated by reference to Exhibit 3.2.1 to the Company’s Form 10-K filed on August 28, 2009.
3.2.2	Amendment to Bylaws of the Company adopted January 20, 2000: Incorporated by reference to Exhibit 3.2.2 to the Company’s Form 10-K filed on August 28, 2009.
3.2.3	Amendment to Bylaws of the Company adopted February 17, 2000: Incorporated by reference to Exhibit 3.2.3 to the Company’s Form 10-K filed on August 28, 2009.
3.2.4	Amendment to Bylaws of the Company adopted June 6, 2000: Incorporated by reference to Exhibit 3.2.4 to the Company’s Form 10-K filed on August 28, 2009.
3.2.5	Amendment to Bylaws of the Company dated August 17, 2006: Incorporated by reference to Exhibit 3.2.5 to the Company’s Form 10-K filed on August 28, 2009.
3.2.6	Amendment to Bylaws of the Company dated August 12, 2009: Incorporated by reference to Exhibit 3.2.6 to the Company’s Form 10-K filed on August 28, 2009.
4.1	See Exhibits 3.1.1, 3.1.2, 3.1.3, 3.1.4, 3.2.1, 3.2.2, 3.2.3, 3.2.4, 3.2.5, and 3.2.6.
4.2	Specimen certificate for common stock, par value $0.01 per share, of the Company: Incorporated by reference to Exhibit 4.2 to the Company’s Form 10-12 B/A filed on May 3, 2000.
4.3	Description of Securities
10.1	See Exhibit 2.1.
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

10.2.8	Fourth Amendment to Fifth Amended and Restated Credit Agreement, dated November 19, 2019, among Delta Apparel, Inc., M.J. Soffe, LLC, Culver City Clothing Company, Salt Life, LLC, and DTG2Go, LLC, the financial institutions named therein as Lenders, and Wells Fargo Bank, National Association, as agent for Lenders.
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

10.6.5	Fifth Amendment to Yarn Supply Agreement dated as of December 27, 2018, between Delta Apparel, Inc. and Parkdale Mills, LLC, and Parkdale America, LLC: Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 28, 2018.**
10.7

Employment Agreement between Delta Apparel, Inc. and Deborah H. Merrill dated December 31, 2015: Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 7, 2016.***

10.8	Employment Agreement between Delta Apparel, Inc. and Deborah H. Merrill dated January 1, 2019: Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 2, 2019.***
10.9

Employment Agreement between Delta Apparel, Inc. and Robert W. Humphreys dated June 10, 2009: Incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K filed on August 28, 2009.***

10.9.1

First Amendment to Employment Agreement between Delta Apparel, Inc. and Robert W. Humphreys dated August 17, 2011: Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 19, 2011.***

10.9.2

Second Amendment to Employment Agreement between Delta Apparel, Inc. and Robert W. Humphreys dated June 6, 2012: Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 8, 2012.***

10.9.3

Third Amendment to Employment Agreement between Delta Apparel, Inc. and Robert W. Humphreys dated December 5, 2014: Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 8, 2014.***

10.9.4

Fourth Amendment to Employment Agreement between Delta Apparel, Inc. and Robert W. Humphreys dated April 27, 2017: Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on April 28, 2017.***

10.10

Employment Agreement between Delta Apparel, Inc. and Justin M. Grow dated December 31, 2015: Incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K filed on November 29, 2016.***

10.11	Employment Agreement between Delta Apparel, Inc. and Justin M. Grow dated January 1, 2019: Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 2, 2019.***
10.12

Employment Agreement between Delta Apparel, Inc. and Jeffery N. Stillwell dated December 31, 2015: Incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K filed on November 19, 2018.***

10.13	Employment Agreement between Delta Apparel, Inc. and Jeffery N. Stillwell dated January 1, 2019: Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on January 2, 2019.***
10.14	Employment Agreement between Delta Apparel, Inc. and John T. Tester dated October 28, 2019: Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on October 28, 2019.***
10.15

Delta Apparel, Inc. Short-Term Incentive Compensation Plan, Effective June 1, 2000, Amended and Restated Effective November 19, 2019: Incorporated by reference to Exhibit A to the Company's Proxy Statement filed on September 28, 2011, and Exhibit 1 to the Company's Proxy Statement filed on December 29, 2015.***

10.16	Agreement between Delta Apparel, Inc. and IMG Worldwide, Inc. dated December 6, 2013: Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 6, 2013.
10.17	Form of Restricted Stock Unit and Performance Unit Award Agreement: Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on February 9, 2016.***
10.18	Form of Restricted Stock Unit Award Agreement: Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on February 9, 2016.***
10.19	Form of Performance Unit Award Agreement: Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on May 8, 2017.***
10.20	Form of Restricted Stock Unit and Performance Unit Award Agreement: Incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K filed on November 28, 2017.***
10.21	Form of Restricted Stock Unit Award Agreement: Incorporated by reference to Exhibit 10.23 to the Company's Quarterly Report on Form 10-Q filed on May 7, 2018.***
10.22	Form of Restricted Stock Unit and Performance Unit Award Agreement.***
16.1	February 13, 2014, Correspondence from Ernst & Young LLP to SEC: Incorporated by reference to Exhibit 16.1 to the Company's Form 8-K filed on February 13, 2014.
16.2	March 8, 2016, Correspondence from KPMG LLP to SEC: Incorporated by reference to Exhibit 16.1 to the Company's Form 8-K filed on March 9, 2016.
21	Subsidiaries of the Company.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

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

Item 16. Form 10-K Summary

None

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DELTA APPAREL, INC.
(Registrant)

November 21, 2019	By: Deborah H. Merrill
Date	Deborah H. Merrill
Chief Financial Officer and President, Delta Group
(principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and as of the dates indicated.

/s/ Anita D. Britt	11/21/2019	/s/ Robert W. Humphreys	11/21/2019
Anita D. Britt	Date	Robert W. Humphreys	Date
Director		Chairman and Chief Executive Officer

/s/ J. Bradley Campbell	11/21/2019	/s/ Deborah H. Merrill	11/21/2019
J. Bradley Campbell	Date	Deborah H. Merrill	Date
Director		Chief Financial Officer and President, Delta Group
(principal financial and accounting officer)

/s/ G. Jay Gogue	11/21/2019	/s/ Robert E. Staton, Sr.	11/21/2019
G. Jay Gogue	Date	Robert E. Staton, Sr.	Date
Director		Director

/s/ Glenda E. Hood	11/21/2019	/s/ A. Alexander Taylor, II	11/21/2019
Glenda E. Hood	Date	A. Alexander Taylor, II	Date
Director		Director

		/s/ David G. Whalen	11/21/2019
		David G. Whalen	Date
Director

Delta Apparel, Inc. and Subsidiaries

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Delta Apparel, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Delta Apparel, Inc. and Subsidiaries (the Company) as of September 28, 2019 and September 29, 2018, the related consolidated statements of operations, comprehensive income, shareholders' equity, and cash flows for each of the two years in the period ended September 28, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 28, 2019 and September 29, 2018, and the results of its operations and its cash flows for each of the two years in the period ended September 28, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of September 28, 2019, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated November 21, 2019 expressed an unqualified opinion thereon.

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

Atlanta, Georgia

November 21, 2019

Delta Apparel, Inc. and Subsidiaries

Consolidated Balance Sheets

(Amounts in thousands, except share amounts and per share data)

	September 28, 2019	September 29, 2018
Assets
Cash and cash equivalents	$605	$460
Accounts receivable, less allowances of $327 and $1,475, respectively	59,337	45,605
Other receivables	1,550	1,274
Inventories, net	179,107	174,983
Note receivable	—	100
Prepaid expenses and other current assets	2,999	3,000
Total current assets	243,598	225,422

Property, plant and equipment, net	61,404	52,114
Goodwill	37,897	33,217
Intangible assets, net	21,607	20,498
Deferred income taxes	1,514	1,374
Equity method investment	10,388	8,980
Other assets	1,580	2,004
Total assets	$377,988	$343,609

Liabilities and Equity
Liabilities:
Accounts payable	$52,320	$48,008
Accrued expenses	20,791	16,742
Current portion of contingent consideration	2,790	638
Current portion of capital lease financing	6,434	3,846
Current portion of long-term debt	6,540	6,577
Total current liabilities	88,875	75,811

Long-term income taxes payable	3,977	4,259
Long-term capital lease financing, less current maturities	12,836	9,302
Long-term debt, less current maturities	109,296	92,083
Deferred income taxes	1,519	2,132
Long-term contingent consideration	6,304	9,904
Other liabilities	1,293	—
Total liabilities	$224,100	$193,491
Shareholders’ equity:
Preferred stock—$0.01 par value, 2,000,000 shares authorized, none issued and outstanding	—	—
Common stock —$0.01 par value, 15,000,000 shares authorized, 9,646,972 shares issued, and 6,921,417 and 6,909,446 shares outstanding as of September 28, 2019, and September 29, 2018, respectively	96	96
Additional paid-in capital	59,855	61,979
Retained earnings	136,937	128,695
Accumulated other comprehensive (loss) income	(969)	136
Treasury stock —2,725,555 and 2,737,526 shares as of September 28, 2019, and September 29, 2018, respectively	(41,750)	(40,881)
Equity attributable to Delta Apparel, Inc.	154,169	150,025
Equity attributable to non–controlling interest	(281)	93
Total equity	153,888	150,118
Total liabilities and equity	$377,988	$343,609

See accompanying Notes to Consolidated Financial Statements.

Delta Apparel, Inc. and Subsidiaries

Consolidated Statements of Operations

(Amounts in thousands, except per share data)

	Fiscal Year Ended
	September 28, 2019	September 29, 2018
Net sales	$431,730	$395,450
Cost of goods sold	346,578	313,429
Gross profit	85,152	82,021

Selling, general and administrative expenses	70,220	66,969
Other income, net	(963)	(2,351)
Operating income	15,895	17,403

Interest expense	7,550	5,713
Earnings before provision for income taxes	8,345	11,690
Provision for income taxes	477	10,460
Consolidated net earnings	$7,868	$1,230
Net loss attributable to non-controlling interest	(374)	(107)
Net earnings attributable to shareholders	8,242	1,337

Basic earnings per share	$1.19	$0.19
Diluted earnings per share	$1.17	$0.18

Weighted average number of shares outstanding	6,929	7,149
Dilutive effect of stock options and awards	135	276
Weighted average number of shares assuming dilution	7,064	7,425

See accompanying Notes to Consolidated Financial Statements.

Delta Apparel, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(Amounts in thousands)

	Fiscal Year Ended
	September 28, 2019	September 29, 2018
Net earnings attributable to shareholders	$8,242	$1,337
Other comprehensive (loss) income related to unrealized (loss) gain on derivatives, net of income tax	(1,105)	171
Consolidated comprehensive income	$7,137	$1,508

See accompanying Notes to Consolidated Financial Statements

Delta Apparel, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity

(Amounts in thousands, except share amounts)

					Accumulated
			Additional		Other			Non-
	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Controlling
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Interest	Total
Balance at September 30, 2017	9,646,972	$96	$61,065	$127,358	$(35)	2,346,675	$(32,597)	—	$155,887

Net earnings	—	—	—	1,337	—	—	—	—	1,337
Other comprehensive loss	—	—	—	—	171	—	—	—	171
Net loss attributable to non-controlling interest	—	—	—	—	—	—	—	(107)	(107)
Vested stock awards	—	—	(1,661)	—	—	(73,123)	716	—	(945)
Purchase of common stock	—	—	—	—	—	463,974	(9,000)	—	(9,000)
Stock based compensation	—	—	2,575	—	—	—	—	—	2,575
Capital contributions by non-controlling interest	—	—	—	—	—	—	—	200	200
Balance at September 29, 2018	9,646,972	96	61,979	128,695	136	2,737,526	(40,881)	93	150,118

Net earnings	—	—	—	8,242	—	—	—	—	8,242
Other comprehensive loss	—	—	—	—	(1,105)	—	—	—	(1,105)
Net loss attributable to non-controlling interest	—	—	—	—	—	—	—	(374)	(374)
Vested stock awards	—	—	(3,980)	—	—	(153,472)	1,867	—	(2,113)
Purchase of common stock	—	—	—	—	—	141,501	(2,736)	—	(2,736)
Stock based compensation	—	—	1,856	—	—	—	—	—	1,856
Balance at September 28, 2019	9,646,972	$96	$59,855	$136,937	$(969)	2,725,555	$(41,750)	$(281)	$153,888

See accompanying Notes to Consolidated Financial Statements.

Delta Apparel, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Amounts in thousands)

	Fiscal Year Ended
	September 28, 2019	September 29, 2018
Operating activities:
Consolidated net earnings	$7,868	$1,230
Adjustments to consolidated net earnings attributable to net cash provided by operating activities:
Depreciation	9,953	8,736
Amortization of intangibles	1,811	1,253
Amortization of deferred financing fees	312	306
(Benefit from) provision for deferred income taxes	(384)	5,760
Non-cash stock compensation	1,856	2,575
Loss on disposal of equipment	289	130
Other, net	(2,292)	(2,398)
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	(12,824)	1,466
Inventories, net	(2,997)	715
Prepaid expenses and other current assets	878	(208)
Other non-current assets	(71)	53
Accounts payable	1,951	(1,904)
Accrued expenses	3,670	(994)
Income taxes	(594)	4,573
Other liabilities	2	(55)
Net cash provided by operating activities	9,428	21,238

Investing activities:
Purchases of property and equipment	(6,063)	(5,769)
Proceeds from sale of property and equipment	30	5,779
Proceeds from sale of business	—	1,946
Investment in capital stock	—	(500)
Investment by non-controlling member	—	200
Cash paid for business	(5,424)	(16,602)
Net cash used in investing activities	(11,457)	(14,946)

Financing activities:
Proceeds from long-term debt	452,055	459,385
Repayment of long-term debt	(440,130)	(453,579)
Payment of capital financing	(4,338)	(2,325)
Payment of contingent consideration	(564)	—
Repurchase of common stock	(2,736)	(8,940)
Payment of withholding taxes on stock awards	(2,113)	(945)
Net cash provided by (used in) financing activities	2,174	(6,404)
Net increase (decrease) in cash and cash equivalents	145	(112)
Cash and cash equivalents at beginning of period	460	572
Cash and cash equivalents at end of period	$605	$460

Supplemental cash flow information:
Cash paid during the period for interest	$7,064	$5,052
Cash paid during the period for income taxes, net of refunds received	$890	$260
Non-cash financing activity—seller financing	$—	$5,000
Non-cash financing activity—capital lease agreements	$11,406	$6,840

See accompanying Notes to Consolidated Financial Statements.

Delta Apparel, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

September 28, 2019

Note 1—The Company

Delta Apparel, Inc. (collectively with DTG2Go, LLC, Salt Life, LLC, M.J. Soffe, LLC, and other subsidiaries, "Delta Apparel," "we," "us," "our," or the "Company") is a vertically-integrated, international apparel company. With approximately 8,500 employees worldwide, we design, manufacture, source, and market a diverse portfolio of core activewear and lifestyle apparel products under our primary brands of Salt Life®, COAST®, Soffe®, and Delta. We are a market leader in the direct-to-garment digital print and fulfillment industry, bringing DTG2Go technology and innovation to the supply chain of our customers. We specialize in selling casual and athletic products through a variety of distribution channels and tiers, including outdoor and sporting goods retailers, independent and specialty stores, better department stores and mid-tier retailers, mass merchants and e-retailers, the U.S. military, and through our business-to-business ecommerce sites. Our products are also made available direct-to-consumer on our websites and in our branded retail stores. This diversified distribution allows us to capitalize on our strengths to provide our activewear and lifestyle apparel products to a broad and evolving customer base whose shopping preferences may span multiple retail channels.

We design and internally manufacture the majority of our products. More than 90% of the apparel units that we sell are sewn in our owned or leased facilities. This allows us to offer a high degree of consistency and quality, leverage scale efficiencies, and react quickly to changes in trends within the marketplace. We have manufacturing operations located in the United States, El Salvador, Honduras, and Mexico, and we use domestic and foreign contractors as additional sources of production. Our distribution facilities are strategically located throughout the United States to better serve our customers with same-day shipping on our catalog products and weekly replenishments to retailers.

Note 2—Significant Accounting Policies

(a) Basis of Presentation: Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP") and include the accounts of Delta Apparel and its wholly-owned domestic and foreign subsidiaries, as well as its majority-owned subsidiary, Salt Life Beverage, LLC ("Salt Life Beverage"). In January 2018, Delta Apparel, Inc. established Salt Life Beverage, of which Delta Apparel, through its subsidiary, holds a 60% ownership interest.  Salt Life Beverage was formed to manufacture, market and sell Salt Life-branded alcoholic beverage products. We have concluded we have a controlling financial interest in Salt Life Beverage and have consolidated its results in accordance with Accounting Standards Codification ("ASC") ASC-810, Consolidations, and Accounting Standards Update ("ASU") No. 2015-02, Consolidation (Topic 810); Amendments to Consolidations.  The non–controlling interest represents the 40% proportionate share of the results of Salt Life Beverage. All significant intercompany accounts and transactions have been eliminated in consolidation.

We operate our business in two distinct segments: Delta Group and Salt Life Group.  Although the two segments are similar in their production processes and regulatory environments, they are distinct in their economic characteristics, products, marketing, and distribution methods.

(b) Fiscal Year:  We operate on a 52-53 week fiscal year ending on the Saturday closest to September 30. All references to "2019" and "2018" relate to the 52 week fiscal years ended on September 28, 2019, and September 29, 2018, respectively.

(c) Use of Estimates: The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts and disclosures of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates are adjusted to reflect actual experience when necessary. Significant estimates and assumptions affect many items in our financial statements, such as allowance for doubtful accounts receivable, refund liabilities, inventory obsolescence, the carrying value of goodwill, and income tax assets and related valuation allowance. Our actual results may differ from our estimates.

(d) Cash and Cash Equivalents: Cash and cash equivalents consists of cash and temporary investments with original maturities of three months or less.

(e) Accounts Receivable: Accounts receivable consists primarily of receivables from our customers arising from the sale of our products, and we generally do not require collateral from our customers.  We actively monitor our exposure to credit risk through the use of credit approvals and credit limits. Accounts receivable is presented net of reserves for doubtful accounts.

We estimate the net collectibility of our accounts receivable and establish an allowance for doubtful accounts based upon this assessment.  In situations where we are aware of a specific customer’s inability to meet its financial obligation, such as in the case of a bankruptcy filing, we assess the need for a specific reserve for bad debts. Reserves are determined through analysis of the aging of accounts receivable balances, historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in customer payment terms.  Bad debt expense was less than 1% of net sales in each of fiscal years 2019 and 2018.

(f) Inventories:  We state inventories at the lower of cost or net realizable value using the first-in, first-out method.  Inventory cost includes materials, labor and manufacturing overhead on manufactured inventory, and all direct and associated costs, including inbound freight, to acquire sourced products. See Note 2(y) for further information regarding yarn procurements.  We regularly review inventory quantities on hand and record reserves for obsolescence, excess quantities, irregulars and slow-moving inventory based on historical selling prices, current market conditions, and forecasted product demand to reduce inventory to its net realizable value.

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

(h) Internally Developed Software Costs: We account for internally developed software in accordance with ASC 350-40, Intangibles-Goodwill and Other, Internal-Use Software. After technical feasibility has been established, we capitalize the cost of our software development process, including payroll and payroll benefits, by tracking the software development hours invested in the software projects. We amortize our software development costs in accordance with the estimated economic life of the software, which is generally three to ten years.

(i) Impairment of Long-Lived Assets (Including Amortizable Intangible Assets): In accordance with ASC 360, Property, Plant, and Equipment, our long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. When evaluating assets for potential impairment, we compare the carrying amount of the asset to the undiscounted future net cash flows expected to be generated by the asset. If impairment is indicated, the asset is permanently written down to its estimated fair value and an impairment loss is recognized.

(j) Goodwill and Intangible Assets: We recorded goodwill and intangible assets with definite lives, including trade names and trademarks, customer relationships, technology, and non-compete agreements, as a result of several acquisitions. Intangible assets are amortized based on their estimated economic lives, ranging from four to twenty years.  Goodwill represents the excess of the purchase price over the fair value of net identified tangible and intangible assets acquired and liabilities assumed, and is not amortized. The total amount of goodwill is expected to be deductible for tax purposes.  See Note 6 — Goodwill and Intangible Assets for further details.

(k) Impairment of Goodwill: We evaluate the carrying value of goodwill annually or more frequently if events or circumstances indicate that an impairment loss may have occurred. Such circumstances could include, but are not limited to, a significant adverse change in business climate, increased competition or other economic conditions.

We complete our annual impairment test of goodwill on the first day of our third fiscal quarter. We estimate fair value of the applicable reporting unit or units using a discounted cash flow methodology. This methodology represents a level 3 fair value measurement as defined under ASC 820, Fair Value Measurements and Disclosures, since the inputs are not readily observable in the marketplace. The goodwill impairment testing process involves the use of significant assumptions, estimates and judgments, including projected sales, gross margins, selling, general and administrative expenses, and capital expenditures, and the selection of an appropriate discount rate, all of which are subject to inherent uncertainties and subjectivity.  When we perform goodwill impairment testing, our assumptions are based on annual business plans and other forecasted results, which we believe represent those of a market participant.  We select a discount rate, which is used to reflect market-based estimates of the risks associated with the projected cash flows based on the best information available as of the date of the impairment assessment. Based on the annual impairment analysis, there is not an impairment on the goodwill recorded in our financial statements.

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

(l) Contingent Consideration: At the end of each reporting period, we are required to remeasure the fair value of the contingent consideration related to the Salt Life and DTG2Go acquisitions in August 2013 and March 2018, respectively. We remeasure contingent consideration in accordance with ASC 805, Business Combinations based on historical operating results and projections for the future. The estimated fair value of the contingent consideration for Salt Life was $0.2 million and $1.3 million at September 28, 2019, and September 29, 2018, respectively. The DTG2Go contingent consideration was valued at $8.9 million and $9.2 million at September 28, 2019 and September 29, 2018, respectively.

(m) Revenue Recognition:  Revenue is recognized when performance obligations under the terms of the contracts are satisfied. Our performance obligation primarily consists of delivering products to our customers. Control is transferred upon providing the products to customers in our retail stores, upon shipment of our products to the consumers from our ecommerce sites, and upon shipment from our distribution centers to our customers in our wholesale operations. Once control is transferred to the customer, we have completed our performance obligation.

Our receivables resulting from wholesale customers are generally collected within two months, in accordance with our established credit terms. Our direct-to-consumer ecommerce and retail store receivables are collected within a few days. Our revenue, including freight income, is recognized net of applicable taxes in our Consolidated Statements of Operations.

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

We only recognize revenue to the extent that it is probable that we will not recognize a significant reversal of revenue when the uncertainties related to the variability are ultimately resolved. In determining our estimates for discounts, allowances, chargebacks, and returns, we consider historical and current trends, agreements with our customers and retailer performance. We record these discounts, returns and allowances as a reduction to net sales in our Consolidated Statements of Operations and as a refund liability in our accrued expenses in our Consolidated Balance Sheets, with the estimated value of inventory expected to be returned in prepaid and other current assets in our Consolidated Balance Sheets. As of September 28, 2019, there was $1.0 million in refund liabilities for customer returns, allowances, markdowns and discounts within accrued expenses.

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

Our revenue streams consist of wholesale, direct-to-consumer ecommerce and retail stores which are included in our Consolidated Statements of Operations. The table below identifies the amount and percentage of net sales by distribution channel (in thousands):

	Fiscal Year Ended
	September 28, 2019		September 29, 2018
	$	%	$	%
Retail	$4,396	1%	$3,560	1%
Direct-to-consumer ecommerce	5,526	1%	5,339	1%
Wholesale	421,808	98%	386,551	98%
Net Sales	$431,730	100%	$395,450	100%

The table below provides net sales by reportable segment (in thousands) and the percentage of net sales by distribution channel for each reportable segment:

	Fiscal Year Ended September 28, 2019
	Net Sales	Retail	Direct-to-Consumer ecommerce	Wholesale
Delta Group	$389,075	0.3%	0.3%	99.4%
Salt Life Group	42,655	7.6%	9.9%	82.5%
Total	$431,730

	Fiscal Year Ended September 29, 2018
	Net Sales	Retail	Direct-to-Consumer ecommerce	Wholesale
Delta Group	$356,009	0.3%	0.4%	99.3%
Salt Life Group	39,441	6.2%	10.3%	83.5%
Total	$395,450

(n) Sales Tax: Sales tax collected from customers and remitted to various government agencies are presented on a net basis (excluded from revenues) in the Consolidated Statements of Operations.

(o) Cost of Goods Sold: We include all manufacturing and sourcing costs incurred prior to the receipt of finished goods at our distribution facilities in cost of goods sold. The cost of goods sold principally includes product costs, purchasing costs, inbound freight charges, insurance, inventory write-downs, and depreciation and amortization expense associated with our manufacturing and sourcing operations. Our gross margins may not be comparable to other companies, since some entities may include costs related to their distribution network in cost of goods sold, and we include them in selling, general and administrative expenses.

(p) Selling, General and Administrative Expense: We include in selling, general and administrative expenses costs incurred subsequent to the receipt of finished goods at our distribution facilities, such as the cost of stocking, warehousing, picking and packing, and shipping goods for delivery to our customers. Distribution costs included in selling, general and administrative expenses totaled $17.6 million and $16.9 million in fiscal years 2019 and 2018, respectively. In addition, selling, general and administrative expenses include costs related to sales associates, administrative personnel, advertising and marketing expenses, royalty payments on licensed products, and other general and administrative expenses.

(q) Advertising Costs: All costs associated with advertising and promoting our products are expensed during the period in which they are incurred and are included in selling, general and administrative expenses in the Consolidated Statements of Operations. We participate in cooperative advertising programs with some of our customers. Depending on the customer, our defined cooperative programs allow the customer to use from 2% to 5% of its net purchases from us towards advertisements of our products. Because our products are being specifically advertised, we are receiving an identifiable benefit resulting from the consideration for cooperative advertising. We record cooperative advertising costs as a selling expense and the related cooperative advertising reserve as an accrued liability. Advertising costs totaled $4.7 million and $4.0 million in fiscal years 2019 and 2018, respectively. Included in these costs were $0.8 million and $0.7 million in fiscal years 2019 and 2018, respectively, related to our cooperative advertising programs.

(r) Stock-Based Compensation:   Stock-based compensation is accounted for under the provisions of ASC 718, Compensation – Stock Compensation, which requires all stock-based payments to employees, including grants of employee stock options, to be recognized as expense over the vesting period using a fair value method. The fair value of our restricted stock awards is the quoted market value of our stock on the grant date. For performance-based stock awards, in the event we determine it is no longer probable that we will achieve the minimum performance criteria specified in the award, we reverse all of the previously recognized compensation expense in the period such a determination is made.  We recognize the fair value, net of estimated forfeitures, as a component of selling, general and administrative expense in the Consolidated Statements of Operations over the vesting period.

(s) Income Taxes: We account for income taxes pursuant to ASC 740, Income Taxes, under the liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

(t) Earnings per Share: We compute basic earnings per share ("EPS") by dividing net income by the weighted average number of common shares outstanding during the year pursuant to ASC 260, Earnings Per Share (“ASC 260”). Basic EPS includes no dilution.  Diluted EPS is calculated, as set forth in ASC 260, by dividing net income by the weighted average number of common shares outstanding adjusted for the issuance of potentially dilutive shares. Potential dilutive shares consist of common stock issuable under the assumed exercise of outstanding stock options and awards using the treasury stock method. This method assumes that the potential common shares are issued and the proceeds from the exercise, along with the amount of compensation expense attributable to future services, are used to purchase common stock at the exercise date. The difference between the number of potential shares issued and the number of shares purchased is added as incremental shares to the actual number of shares outstanding to compute diluted EPS. Outstanding stock options and awards that result in lower potential shares issued than shares purchased under the treasury stock method are not included in the computation of diluted EPS since their inclusion would have an anti-dilutive effect on EPS.

(u) Foreign Currency Translation: Our functional currency for our foreign operated manufacturing facilities is the United States dollar. We remeasure those assets and liabilities denominated in foreign currencies using exchange rates in effect at each balance sheet date.   Property, plant and equipment and the related accumulated depreciation or amortization are recorded at the exchange rates in effect on the date we acquired the assets. Revenues and expenses denominated in foreign currencies are remeasured using average exchange rates during the period transacted. We recognize the resulting foreign exchange gains and losses as a component of other income, net in the Consolidated Statements of Operations. These gains and losses are immaterial for all periods presented.

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

(w) Other Comprehensive Income: Other Comprehensive Income consists of net earnings and unrealized gains from cash flow hedges, net of tax. Accumulated other comprehensive (loss) income ("AOCI") contained in the shareholders’ equity section of the Consolidated Balance Sheets related to interest rate swap agreements and was a loss of $1.0 million as of September 28, 2019, and income of $0.1 million as of September 29, 2018.

(x) Yarn and Cotton Procurements: We have a supply agreement with Parkdale Mills, Inc. and Parkdale America, LLC, (collectively "Parkdale"), to supply our yarn requirements that has been in place since 2005, with our existing agreement running through December 31, 2021. Under the supply agreement, we purchase from Parkdale all of our yarn requirements for use in our manufacturing operations, excluding yarns that Parkdale does not manufacture or cannot manufacture due to temporary capacity constraints. The purchase price of yarn is based upon the cost of cotton plus a fixed conversion cost.   Thus, we are subject to the commodity risk of cotton prices and cotton price movements, which could result in unfavorable yarn pricing for us. We fix the cotton prices as a component of the purchase price of yarn, pursuant to the supply agreement, in advance of the shipment of finished yarn from Parkdale.  Prices are set according to prevailing prices, as reported by the New York Cotton Exchange, at the time we elect to fix specific cotton prices.

(y) Derivatives: From time to time we enter into forward contracts, option agreements or other instruments to limit our exposure to fluctuations in interest rates and raw material prices with respect to long-term debt and cotton purchases, respectively. We determine at inception whether the derivative instruments will be accounted for as hedges.

We account for derivatives and hedging activities in accordance with ASC 815, Derivatives and Hedging, as amended.  ASC 815 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and hedging activities. It requires the recognition of all derivative instruments as either assets or liabilities in the Consolidated Balance Sheets and measurement of those instruments at fair value. The accounting treatment of changes in fair value depends upon whether or not a derivative instrument is designated as a hedge and, if so, the type of hedge. We include all derivative instruments at fair value in our Consolidated Balance Sheets.  For derivative financial instruments related to the production of our products that are not designated as a hedge, we recognize the changes in fair value in cost of sales. For derivatives designated as cash flow hedges, to the extent effective, we recognize the changes in fair value in accumulated other comprehensive income (loss) until the hedged item is recognized in income.  Any ineffectiveness in the hedge is recognized immediately in income in the line item that is consistent with the nature of the hedged risk. We formally document all relationships between hedging instruments and hedged items, as well as risk management objectives and strategies for undertaking various hedge transactions, at the inception of the transactions.

We are exposed to counterparty credit risks on all derivatives. Because these amounts are recorded at fair value, the full amount of our exposure is the carrying value of these instruments. We only enter into derivative transactions with well-established institutions and therefore we believe the counterparty credit risk is minimal.

From time to time, we may purchase cotton option contracts to economically hedge the risk related to market fluctuations in the cost of cotton used in our operations. We do not receive hedge accounting treatment for these derivatives. As such, the realized gains and losses associated with them were recorded within cost of goods sold on the Consolidated Statement of Operations. There were no raw material option agreements outstanding at September 28, 2019 or September 29, 2018.

The table below indicates information on our outstanding interest rate swap agreements during fiscal years 2019 and 2018:

	Effective Date	Notational Amount	LIBOR Rate	Maturity Date
Interest Rate Swap	July 19, 2017	$10 million	1.99%	May 10, 2021
Interest Rate Swap	July 25, 2018	$20 million	3.18%	July 25, 2023

During fiscal years 2019 and 2018, these interest rate swap agreements had minimal ineffectiveness and were considered highly effective hedges.

The changes in fair value of the interest rate swap agreements resulted in AOCI (loss) gain, net of taxes, of ($1.1 million) and $0.2 million for the years ended September 28, 2019, and September 29, 2018, respectively.  See Note 15(d) - Fair Value Measurements for further details.

(z) Equity Method Accounting: As of September 28, 2019, we owned 31% of the outstanding capital stock in our Honduran equity method investment. We apply the equity method of accounting for our investment, as we have less than a 50% ownership interest and can exert significant influence. We do not exercise control over this company and do not have substantive participating rights. As such, this entity is not considered a variable interest entity.

(aa) Net Income Attributable to Non-Controlling Interest: The net income attributable to non-controlling interest represents the share of net income allocated to members of our consolidated affiliates.

(ab) Business Combinations: Business combinations completed by Delta Apparel have been accounted for under the acquisition method of accounting. The acquisition method requires the assets acquired and liabilities assumed, including contingencies, to be recorded at the fair value determined at the acquisition date and changes thereafter recorded in income. We generally obtain independent third-party valuation studies for certain assets acquired and liabilities assumed to assist us in determining the fair value. Goodwill represents the purchase price over the fair value of tangible and intangible assets acquired and liabilities assumed. The results of acquired businesses are included in our results of operations from the date of acquisition.

(ac) Capital Leases: We classify leases as capital or operating leases in accordance with ASC 840, Leases. We account for a lease that transfers substantially all of the benefits and risks incidental to ownership of property as a capital lease. At the inception of a capital lease, we record an asset and payment obligation at an amount equal to the lesser of the present value of the minimum lease payments and the property's fair market value. All other leases are accounted for as operating leases, and the related lease payments are charged to expenses as incurred.

(ad) Recently Adopted Accounting Pronouncements: In May 2014, the FASB issued ASU 2014-19, Revenue from Contracts with Customers ("ASU 2014-09"), which replaced the existing revenue recognition guidance in U.S. GAAP. Since the issuance of ASU 2014-09, the FASB released several amendments to improve and clarify the implementation guidance, as well as to change the effective date. These standards have been collectively codified within ASC 606, Revenue from Contracts with Customers ("ASC 606"). ASC 606 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The standard also requires additional disclosures about the nature, timing, and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in those judgments.

We adopted ASC 606 effective October 1, 2018 using the modified retrospective method. We applied the standard to all contracts as of the transition date. Information for prior years has not been retrospectively adjusted and continues to reflect the authoritative accounting standards in effect for those periods.

With the adoption of ASC 606, the timing of revenue recognition for our primary revenue streams remained substantially unchanged, with no material effect on net sales. See the table below (in thousands) for the effect of the adoption of the standard on our Consolidated Balance Sheet as of September 28, 2019 due to the change in recording provisions for customer refunds as a liability instead of netted against trade accounts receivable.

	As Reported		Balances
	September 28, 2019	Effect of Standard	without Adoption
Accounts receivable, net	59,337	(682)	58,655
Prepaid expenses and other current assets	2,999	(155)	2,844
Total Current Assets	243,598	(837)	242,761
Total assets	377,988	(837)	377,151
Accrued expenses	20,791	(1,047)	19,744
Total current liabilities	88,875	(1,047)	87,828
Total liabilities	224,100	(1,047)	223,053
Total liabilities and equity	377,988	(1,047)	376,941

(ae) Recently Issued Accounting Pronouncements Not Yet Adopted:

In February 2016, the FASB issued ASU No. 2016-02, Leases, ("ASU 2016-02") which is codified in ASC 842, Leases. ASC 842 requires lessees to recognize assets and liabilities for most leases. All leases will be required to be recorded on the balance sheet with the exception of short-term leases. The standard allows entities to present the effects of the accounting change as either a cumulative adjustment as of the beginning of the earliest period presented or as of the date of adoption. ASC 842 is effective for financial statements issued for annual periods beginning after December 15, 2018, and interim periods within those annual periods, with early application permitted. ASC 842 will, therefore, be adopted in our first quarter of the fiscal year beginning September 29, 2019 (fiscal year 2020).

We have an implementation team tasked with reviewing our lease obligations and determining the impact of the new standard to our financial statements. The team is also tasked with identifying appropriate changes to our business processes, systems, and controls to support recognition and disclosure under the new standard. The implementation team reports its findings and progress of the project to management on a frequent basis and to the Audit Committee of the Board of Directors on a quarterly basis. We have identified contracts with potential leasing arrangements, entered leases into a tracking and accounting software, and are analyzing the results of the impact of adoption. Based on our current lease portfolio, we preliminarily expect ASC 842 to have a material impact on our consolidated balance sheets primarily related to the recognition of operating lease assets and liabilities. However, we do not expect the standard to have a material impact on our consolidated statements of operations, comprehensive income, or cash flows. Further details regarding our undiscounted future lease payments as well as the timing of those payments are included within Note 10 - Leases.

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, ("ASU 2017-12"). The amendments in ASU 2017-12 apply to any entity that elects to apply hedge accounting in accordance with U.S. GAAP. ASU 2017-12 permits more flexibility in hedging interest rate risk for both variable rate and fixed rate financial instruments, and the ability to hedge risk components for nonfinancial hedges. In addition, this ASU requires an entity to present the earnings effect of hedging the instrument in the same income statement line in which the earnings effect of the hedge item is reported. In addition, companies no longer need to separately measure and report hedge ineffectiveness and can use an amortization approach or continue with mark-to-market accounting. ASU 2017-12 is effective for financial statements issued for fiscal years beginning after December 15, 2018, and interim periods within those annual periods. ASU 2017-12 will be adopted in the first quarter of our fiscal year beginning September 29, 2019 (fiscal year 2020). The provisions of ASU 2017-12 are not anticipated to have a material effect on our financial condition, results of operations, cash flows or disclosures.

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and other (Topic 350), Simplifying the Test for Goodwill Impairment, ("ASU 2017-04"). To simplify the subsequent measurement of goodwill, ASU 2017-04 eliminates Step 2 from the goodwill impairment test. In computing the implied fair value of goodwill under Step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Instead, under the amendments in ASU 2017-04, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. ASU 2017-04 also eliminates the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. Therefore, the same impairment assessment applies to all reporting units. An entity is required to disclose the amount of goodwill allocated to each reporting unit with a zero or negative carrying amount of net assets. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. ASU 2017-04 is effective for financial statements issued for annual and interim periods beginning after December 15, 2019.  ASU 2017-04 will therefore be effective in our fiscal year beginning October 4, 2020 (fiscal year 2021). The provisions of ASU 2017-04 are not anticipated to have a material effect on our financial condition, results of operations, cash flows or disclosures.

Note 3—Acquisitions

On October 8, 2018, our DTG2Go, LLC subsidiary purchased substantially all of the assets of Silk Screen Ink, Ltd. d/b/a SSI Digital Print Services ("SSI"), a premium provider of direct-to-garment digital printed products. The SSI business operated from locations in Iowa and Colorado serving the western and mid-western parts of the United States. During the fiscal 2019 second quarter, we ceased production at the operation in Colorado, as the location was not strategic because it served the same geographic locations as the Iowa and existing DTG2Go Nevada locations.

We have included the financial results of the acquired entity since the date of the acquisition in our Delta Group segment. It is not practicable to disclose the revenue and income of SSI since the acquisition date, as we have integrated the SSI and DTG2Go businesses together since acquisition.

The SSI acquisition purchase price consisted of the following (in thousands):

Cash	$2,000
Promissory note	7,000
Capital lease financing	3,000
Net working capital adjustment	729
Total consideration	$12,729

During the fiscal 2019 fourth quarter, we completed the accounting for the acquisition. The final allocation of consideration to the assets and liabilities are noted in the table below, which includes measurement period adjustments recorded in our third quarter of fiscal year 2019 for additional information obtained on conditions that existed at the acquisition date.  The total amount of goodwill is expected to be deductible for tax purposes.

	Allocation as of October 8, 2018	Measurement Period Adjustments	Allocation as of September 28, 2019
Accounts receivable	$1,184	$—	$1,184
Inventory	1,127	—	1,127
Other current assets	86	—	86
Fixed assets	3,400	—	3,400
Goodwill	3,380	1,300	4,680
Intangible assets	4,020	(1,100)	2,920
Accounts payable	(668)	—	(668)
Consideration paid	$12,529	$200	$12,729

We accounted for the SSI acquisition pursuant to ASC 805, Business Combinations, with the purchase price allocated based upon fair value. The fair value of the fixed assets acquired were estimated using the market approach, based on analysis of sales and offerings for assets that are considered similar to the acquired assets.  The fair value of the acquired customer relationships intangible assets was estimated using discounted cash flows using the multi-period excess earnings method. The methods used to determine the fair value assigned to the fixed and intangible assets fall into Level 3 inputs as defined by ASC 820, Fair Value Measurements and Disclosures.

Note 4—Inventories

Inventories, net of reserves of $10.0 million and $10.5 million as of September 28, 2019, and September 29, 2018, respectively, consist of the following (in thousands):

	September 28, 2019	September 29, 2018
Raw materials	$12,022	$9,641
Work in process	17,765	18,327
Finished goods	149,320	147,015
	$179,107	$174,983

Raw materials include finished yarn and direct materials for the Delta Group, undecorated garments for the DTG2Go business, and direct embellishment materials for the Salt Life Group.

Note 5—Property, Plant and Equipment

Property, plant and equipment consist of the following (in thousands, except economic life data):

	Estimated Useful Life (in years)	September 28, 2019	September 29, 2018
Land and land improvements	25	$569	$569
Buildings	20	3,715	3,096
Machinery and equipment	10	99,962	90,565
Computers and software	3-10	21,065	20,724
Furniture and fixtures	7	3,650	3,073
Leasehold improvements	3-10	5,790	5,702
Vehicles and related equipment	5	587	754
Construction in progress	N/A	7,873	1,649
		143,211	126,132
Less accumulated depreciation and amortization		(81,807)	(74,018)
		$61,404	$52,114

The acquisition cost of machinery and equipment acquired under capital leases was $28.0 million and $16.6 million as of September 28, 2019, and September 29, 2018, respectively.

Note 6—Goodwill and Intangible Assets

Goodwill and components of intangible assets consist of the following (in thousands):

	September 28, 2019			September 29, 2018
	Cost	Accumulated Amortization	Net Value	Cost	Accumulated Amortization	Net Value	Economic Life

Goodwill	$37,897	$—	$37,897	$33,217	$—	$33,217	N/A

Intangibles:
Tradename/trademarks	$16,090	$(3,278)	$12,812	$16,090	$(2,736)	$13,354	20 - 30 yrs
Customer relationships	7,400	(993)	6,407	4,500	(253)	4,247	20 yrs
Technology	1,720	(1,289)	431	1,720	(1,105)	615	10 yrs
License Agreements	2,100	(630)	1,470	2,100	(527)	1,573	15 - 30 yrs
Non-compete agreements	1,657	(1,170)	487	1,637	(928)	709	4 – 8.5 yrs
Total intangibles	$28,967	$(7,360)	$21,607	$26,047	$(5,549)	$20,498

Goodwill represents the acquired goodwill net of the cumulative impairment losses recorded in fiscal year 2011 of $0.6 million. As of September 28, 2019, the Delta Group segment includes $18.0 million of goodwill, and the Salt Life Group segment includes $19.9 million.

Depending on the type of intangible assets, amortization is recorded under cost of goods sold or selling, general and administrative expenses. Amortization expense for intangible assets was $1.8 million for the year ended September 28, 2019, and $1.3 million for the year ended September 29, 2018. Amortization expense is estimated to be approximately $1.7 million for fiscal year 2020, $1.6 million for each of fiscal years 2021 and 2022, $1.5 million for fiscal year 2023, and approximately $1.4 million for fiscal year 2024.

Note 7—Accrued Expenses

Accrued expenses consist of the following (in thousands):

	September 28, 2019	September 29, 2018
Accrued employee compensation and benefits	$13,388	$11,138
Taxes accrued and withheld	1,160	882
Refund liabilities	1,047	—
Accrued freight	969	1,023
Income taxes payable	379	—
Other	3,848	3,699
	$20,791	$16,742

Note 8—Long-Term Debt

Long-term debt consists of the following (in thousands):

	September 28, 2019	September 29, 2018
Revolving U.S. credit facility, interest at base rate or adjusted LIBOR rate plus an applicable margin (interest at 4.2% on September 28, 2019) due May 2021	$101,957	$85,746
Revolving credit facility with Banco Ficohsa, a Honduran bank, interest at 6.9% due August 2025 (denominated in U.S. dollars)	5,000	4,958
Term loan with Banco Ficohsa, a Honduran bank, interest at 6.0%, monthly installments beginning November 2014 through December 2020 (denominated in U.S. dollars)	800	1,400
Term loan with Banco Ficohsa, a Honduran bank, interest at 6.0%, monthly installments beginning June 2016 through April 2022 (denominated in U.S. dollars)	776	1,067
Term loan with Banco Ficohsa, a Honduran bank, interest at 6.0%, monthly installments beginning October 2017 through September 2021 (denominated in U.S. dollars)	1,953	3,018
Salt Life acquisition promissory note, imputed interest at 3.62%, quarterly payments beginning September 2016 through June 2019	—	2,471
DTG2Go, LLC acquisition promissory note, interest at 6.0%, quarterly payments beginning January 2019 through October 2021	5,250	—
Salt Life Beverage, LLC promissory note, non-interest, lump sum payment due January 2020	100	—
	115,836	98,660
Less current portion of long-term debt	(6,540)	(6,577)
Long-term debt, excluding current maturities	$109,296	$92,083

Credit Facility

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

On March 9, 2018, the Borrowers entered into a Consent and Second Amendment to the Fifth Amended and Restated Credit Agreement with Wells Fargo and the other lenders set forth therein (the “Second Amendment”). Pursuant to the Second Amendment, Wells Fargo and the other lenders set forth therein consented to Art Gun, LLC’s acquisition of substantially all of the assets of TeeShirt Ink Inc. d/b/a DTG2Go. The Second Amendment also: (i) revised certain provisions in the Amended Credit Agreement relating to our ability to pay cash dividends or distributions to shareholders or to repurchase shares of our common stock so that the effects of the Tax Cuts and Jobs Act of 2017 did not negatively impact our ability to make such dividends or distributions or to repurchase shares of our common stock during our 2018 fiscal year; (ii) amended the definition of Permitted Investments in the Amended Credit Agreement to allow investments in the Honduras partnership (as defined in the Amended Credit Agreement) in an aggregate original principal amount not to exceed $6 million; (iii) amended the definition of Permitted Purchase Money Indebtedness in the Amended Credit Agreement to increase the aggregate principal amount of capital leases into which we may enter to up to $25 million; (iv) permitted the name change of Art Gun, LLC to DTG2Go, LLC; and (v) added new definitions relating to the DTG2Go acquisition.  There were no changes to the Amended Credit Agreement related to interest rate, borrowing capacity, or maturity.

On October 8, 2018, the Borrowers entered into a Consent and Third Amendment to the Fifth Amended and Restated Credit Agreement with Wells Fargo and the other lenders set forth therein (the “Third Amendment”). Pursuant to the Third Amendment, Wells Fargo and the other lenders set forth therein consented to DTG2Go, LLC's acquisition of substantially all of the assets of Silk Screen Ink Ltd. d/b/a SSI Digital Print Services. The Third amendment also: (i) amended the existing loan agreement, including various definitions therein, to add a first-in last-out "FILO" borrowing component; and (ii) amended the existing loan agreement, including various definitions therein, to address the potential unavailability or discontinuance of the use of LIBOR rates and updates certain provisions regarding compliance with denied party, sanctioned entity, anti-corruption and anti-money laundering and related laws and regulations and other items.

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

Our U.S. revolving credit facility is secured by a first-priority lien on substantially all of the real and personal property of Delta Apparel, Junkfood, Soffe, Salt Life, and DTG2Go. All loans bear interest at rates, at the Company's option, based on either (a) an adjusted LIBOR rate plus an applicable margin or (b) a base rate plus an applicable margin, with the base rate equal to the greater of (i) the federal funds rate plus 0.5%, (ii) the LIBOR rate plus 1.0%, or (iii) the prime rate announced by Wells Fargo, National Association. The facility requires monthly installment payments of approximately $0.2 million in connection with fixed asset amortizations, and these amounts reduce the amount of availability under the facility. Annual facility fees are 0.25% or 0.375% (subject to average excess availability) of the amount by which $145 million exceeds the average daily principal balance of the outstanding loans and letters of credit accommodations. The annual facility fees are charged monthly based on the principal balances during the immediately preceding month.

At September 28, 2019, we had $102.0 million outstanding under our U.S. revolving credit facility at an average interest rate of 4.2%, and had the ability to borrow an additional $27.2 million.  This credit facility includes the financial covenant that if the amount of availability falls below the threshold amounts set forth in the Amended Credit Agreement, our Fixed Charge Coverage Ratio (“FCCR”) (as defined in the Amended Credit Agreement) for the preceding 12-month period must not be less than 1.1 to 1.0.  We were not subject to the FCCR covenant as of September 28, 2019, because our availability was above the minimum required under the Amended Credit Agreement.  At September 28, 2019, our FCCR was above the required 1.1 to 1.0 ratio and, therefore, we would have satisfied our financial covenant had we been subject to it.  In addition, the credit facility includes customary conditions to funding, representations and warranties, covenants, and events of default.  The covenants include, among other things, limitations on asset sales, consolidations, mergers, liens, indebtedness, loans, investments, guaranties, acquisitions, dividends, stock repurchases, and transactions with affiliates.

Proceeds of the loans made pursuant to the Amended Credit Agreement may be used for permitted acquisitions (as defined in the Amended Credit Agreement), general operating expenses, working capital, other corporate purposes, and to finance credit facility fees and expenses.  Pursuant to the terms of our credit facility, we are allowed to make cash dividends and stock repurchases if (i) as of the date of the payment or repurchase and after giving effect to the payment or repurchase, we have availability on that date of not less than 15% of the lesser of the borrowing base or the commitment, and average availability for the 30-day period immediately preceding that date of not less than 15% of the lesser of the borrowing base or the commitment; and (ii) the aggregate amount of dividends and stock repurchases after May 10, 2016, does not exceed $10 million plus 50% of our cumulative net income (as defined in the Amended Credit Agreement) from the first day of the third quarter of fiscal year 2016 to the date of determination.  At September 28, 2019, and September 29, 2018, there was $16.1 million and $14.7 million, respectively, of retained earnings free of restrictions to make cash dividends or stock repurchases.

The Amended Credit Agreement contains a subjective acceleration clause and a “springing” lockbox arrangement (as defined in ASC 470, Debt ("ASC 470")), whereby remittances from customers will be forwarded to our general bank account and will not reduce the outstanding debt until and unless a specified event or an event of default occurs. Pursuant to ASC 470, we classify borrowings under the facility as long-term debt.

See Note 16—Subsequent Events for discussion of the Fourth Amendment to the Fifth Amended and Restated Credit Agreement executed on November 19, 2019.

Promissory Notes

In August 2013, we acquired Salt Life and issued two promissory notes in the aggregate principal amount of $22.0 million, which included a one-time installment of $9.0 million that was paid as required on September 30, 2014, and quarterly installments commencing on March 31, 2015, with the final installment due on June 30, 2019.  The promissory notes were zero-interest notes and stated that interest would be imputed as required under Section 1274 of the Internal Revenue Code.  We had imputed interest at 1.92% and 3.62% on the promissory notes that matured on June 30, 2016, and June 30, 2019, respectively. As of September 28, 2019, no amounts remained outstanding on these notes.

On October 8, 2018, we acquired substantially all of the assets of Silk Screen Ink, Ltd. d/b/a SSI Digital Print Services.  See Note 3—Acquisitions for more information on this transaction.  In conjunction with this acquisition, we issued a promissory note in the principal amount of $7.0 million. The promissory note bears interest of 6% with quarterly payments that began January 2, 2019, with the final installment due October 1, 2021. As of September 28, 2019, there was $5.3 million outstanding for this note.

Honduran Debt

Since March 2011, we have entered into loans and a revolving credit facility with Banco Ficohsa, a Honduran bank, in order to finance both the operations and capital expansion of our Honduran facilities. Each of these loans is secured by a first-priority lien on the assets of our Honduran operations, and is not guaranteed by our U.S. entities.  These loans are denominated in U.S. dollars, and the carrying value of the debt approximates the fair value.  The revolving credit facility requires minimum payments during each six-month period of the 18-month term; however, the loan agreement permits additional drawdowns to the extent payments are made and certain objective covenants are met.  The current revolving Honduran debt, by its nature, is not long-term, as it requires scheduled payments each six months.  However, as the loan permits us to re-borrow funds up to the amount repaid, subject to certain covenants, and we intend to re-borrow funds, subject to the objective covenants, the amounts have been classified as long-term debt. Information about these loans and the outstanding balance as of September 28, 2019, is listed as part of the long-term debt schedule above.

Total Debt

The aggregate maturities of debt at September 28, 2019, are as follows (in thousands):

Fiscal Year	Amount
2020	$6,540
2021	103,518
2022	778
2023	—
2024	—
Thereafter	5,000
$115,836

Note 9—Income Taxes

The Tax Cuts and Jobs Act of 2017 (the “New Tax Legislation”) was enacted on December 22, 2017, which significantly revised the U.S. corporate income tax code by, among other things, lowering federal corporate income tax rates, implementing a modified territorial tax system and imposing a repatriation tax, ("transition tax"), on deemed repatriated cumulative earnings of foreign subsidiaries which will be paid over eight years. In addition, new taxes were imposed related to foreign income, including a tax on global intangible low-taxed income (“GILTI”) as well as a limitation on the deduction for business interest expense (“Section 163(j)"). GILTI is the excess of the shareholder’s net controlled foreign corporations, ("CFC") net tested income over the net deemed tangible income.  The Section 163(j) limitation does not allow the amount of deductible interest to exceed the sum of the taxpayer's business interest income, 30% of the taxpayer’s adjusted taxable income, and the taxpayer’s floor plan financing interest expense for the year. We have included in our calculation of our effective tax rate the estimated impact of GILTI and Section 163(j) which were effective for us beginning fiscal year 2019. We have elected to account for the tax on GILTI as a period cost and, therefore, do not record deferred taxes related to GILTI on our foreign subsidiaries.

In the quarter ended December 30, 2017, when the New Tax Legislation was enacted, we made reasonable estimates of the effects of the expense associated with the one-time transition tax and with remeasuring net deferred tax liabilities at a lower federal corporate tax rate.  We recorded $10.7 million as provisional amounts in fiscal year 2018. Our provisional assessment of the impacts of the New Tax Legislation were finalized during the first quarter of fiscal year 2019.

The provision for income taxes consists of the following (in thousands):

	Period ended
	September 28, 2019	September 29, 2018
Current:
Federal	$732	$4,629
State	(3)	16
Foreign	132	121
Total current	$861	$4,766
Deferred:
Federal	$(304)	$5,927
State	(80)	(233)
Total deferred	(384)	5,694
Provision for income taxes	$477	$10,460

For financial reporting purposes our income before provision for income taxes includes the following components (in thousands):

	Period ended
	September 28, 2019	September 29, 2018
United States, net of loss attributable to non-controlling interest	$(2,695)	$156
Foreign	11,040	11,534
	$8,345	$11,690

Our effective income tax rate on operations for fiscal year 2019 was 5.5% compared to a rate of 89.5% in the prior year. Excluding the additional $10.7 million of expense related to the New Tax Legislation, the adjusted effective tax rate was a benefit of 1.7% in fiscal year 2018. The change in the federal statutory rate from 34% to 21% as a result of the New Tax Legislation was effective as of December 22, 2017, part way through our fiscal year 2018. As such, the blended federal statutory tax rate for fiscal year 2018 was 24.3%.

We benefit from having income in foreign jurisdictions that are either exempt from income taxes or have tax rates that are lower than those in the United States. However, changes in the mix of U.S. taxable income compared to profits in tax-free or lower-tax jurisdictions can have a significant impact on our overall effective tax rate.  In addition, the future impact of the New Tax Legislation may differ from historical amounts, possibly materially, due to, among other things, changes in interpretations and assumptions made regarding the New Tax Legislation, guidance that may be issued and actions we may take as a result of the New Tax Legislation.

A reconciliation between actual provision for income taxes and the provision for income taxes computed using the federal statutory income tax rate of 21.0% for fiscal year 2019 and 24.3% for fiscal year 2018 is as follows (in thousands):

	Period ended
	September 28, 2019	September 29, 2018
Income tax expense at the statutory rate of 21.0% and 24.3%	$1,831	$2,861
State income tax (benefits expense, net of federal income tax benefit	(82)	16
New Tax Legislation:
Impact of federal rate change	—	624
Federal transition tax	109	10,039
GILTI inclusion	1,040	—
Impact of state rate changes	—	(236)
Impact of foreign earnings in tax-free zone	(2,186)	(2,676)
Nondeductible amortization and other permanent differences	(140)	(163)
Other	(95)	(5)
Provision for income taxes	$477	$10,460

Significant components of our deferred tax assets and liabilities are as follows (in thousands):

	September 28, 2019	September 29, 2018
Deferred tax assets:
State net operating loss carryforwards	$2,190	$1,870
Alternative minimum tax credit carryforward	—	397
Inventories and reserves	2,960	3,277
Accrued compensation and benefits	1,789	1,881
Receivable allowances and reserves	345	371
Other	1,093	67
Gross deferred tax assets	$8,377	$7,863
Less valuation allowance — state net operating loss carryforwards	(516)	(493)
Net deferred tax assets	$7,861	$7,370

Deferred tax liabilities:
Depreciation	(4,611)	(5,459)
Goodwill and intangibles	(3,183)	(2,529)
Other	(72)	(140)
Gross deferred tax liabilities	$(7,866)	$(8,128)
Net deferred tax liabilities	$(5)	$(758)

As of September 28, 2019, we had state net operating losses ("NOLs") of approximately $46.6 million, with deferred tax assets of $2.2 million related to these state NOLs, and related valuation allowances against them of approximately $0.5 million. These state net loss carryforwards expire at various intervals from 2020 through 2037. Our deferred tax asset related to state net operating loss carryforwards is reduced by a valuation allowance to result in net deferred tax assets we consider more likely than not to be realized.

For both federal and state purposes, the ultimate realization of deferred tax assets depends upon the generation of future taxable income or tax planning strategies during the periods in which those temporary differences become deductible or when the carryforwards are available.

ASC 740, Income Taxes (“ASC 740”) requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more-likely-than-not (i.e., a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. Accrued interest and penalties related to unrecognized tax benefits would also be recorded. We did not have any material unrecognized tax benefits as of September 28, 2019 or September 29, 2018.

We file income tax returns in the U.S. federal jurisdiction and various state, local and foreign jurisdictions. Tax years 2015, 2016, 2017 and 2018, according to statute and with few exceptions, remain open to examination by various federal, state, local, and foreign jurisdictions.

Note 10—Leases

We have several non-cancelable leases primarily related to buildings, machinery, office equipment and computer systems. Certain building leases have renewal options generally for periods ranging from 5 to 10 years.

Future minimum lease payments under non-cancelable leases as of September 28, 2019, were as follows (in thousands):

Fiscal Year	Amount
2020	$11,197
2021	9,903
2022	8,565
2023	7,732
2024	7,054
Thereafter	19,442
$63,893

Rent expense for all operating leases was $10.6 million and $9.9 million for fiscal years 2019 and 2018, respectively.

Note 11—Employee Benefit Plans

We sponsor and maintain a 401(k) retirement savings plan (the “401(k) Plan”) for our employees who meet certain requirements. The 401(k) Plan permits participants to make pre-tax contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code, as well as a Roth Plan that allows for after tax contributions. The 401(k) Plan requires for us to make a guaranteed match of a defined portion of the employee’s contributions. During fiscal years 2019 and 2018 we contributed $1.0 million and $0.9 million, respectively, to the 401(k) Plan.

We provide post-retirement life insurance benefits for certain retired employees. The plan is noncontributory and is unfunded, and therefore, benefits and expenses are paid from our general assets as they are incurred. All of the employees in the plan are fully vested, and the plan was closed to new employees in 1990. The discount rate used in determining the liability was 6.0% for fiscal years 2019 and 2018. The following table presents the benefit obligation, which is included in accrued expenses in the accompanying balance sheets (in thousands).

	September 28, 2019	September 29, 2018
Balance at beginning of year	$313	$343
Interest expense	2	3
Benefits paid	(9)	(34)
Adjustment	1	1
Balance at end of year	$307	$313

Note 12—Stock-Based Compensation

On February 4, 2015, our shareholders re-approved the Delta Apparel, Inc. 2010 Stock Plan ("2010 Stock Plan") that was originally approved by our shareholders on November 11, 2010. The re-approval of the 2010 Stock Plan, including the material terms of the performance goals included in the 2010 Stock Plan, enabled us to continue to grant equity incentive compensation awards that are structured in a manner intended to qualify as tax deductible, performance-based compensation under Section 162(m) of the Internal Revenue Code of 1986, as applicable.  The New Tax Legislation changed several conclusions under Section 162(m), including that there will no longer be a performance-based compensation exemption, and the Chief Financial Officer position is now included in the applicable calculation along with the next three highest-paid officers.  This reform impacted taxes related to fiscal years 2019 and 2018.

Since November 2010, no additional awards have been or will be granted under either the Delta Apparel Stock Option Plan ("Option Plan") or the Delta Apparel Incentive Stock Award Plan ("Award Plan"); instead, all stock awards have been granted under the 2010 Stock Plan.

We account for these plans pursuant to ASC 718.  Shares are generally issued from treasury stock upon exercise of the options or the vesting of the restricted stock units and performance units.  See Note 2—Significant Accounting Policies (r) Stock-Based Compensation for further detail.

Compensation expense is recorded on the selling, general and administrative expense line item in our Consolidated Statements of Operations over the vesting periods.  Total employee stock-based compensation expense for fiscal years 2019 and 2018 was $2.1 million and $2.6 million, respectively. Associated with the compensation cost are income tax benefits recognized of $0.1 million for both fiscal years 2019 and 2018.

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

Stock Options

No stock options were granted during fiscal year 2019. During fiscal year 2018, 10,000 remaining stock options, with an exercise price of $13.07 per option, expired and were forfeited.

Restricted Stock Units and Performance Units

The following table summarizes the restricted stock unit and performance unit award activity during the periods ended September 28, 2019, and September 29, 2018:

	Fiscal Year Ended
	September 28, 2019		September 29, 2018
	Number of Units	Weighted average grant date fair value	Number of Units	Weighted average grant date fair value
Units outstanding, beginning of fiscal period	532,500	$16.12	512,856	$13.09
Units granted	—	—	205,500	$20.57
Units issued	(247,000)	$11.88	(146,781)	$12.89
Units forfeited	(2,000)	$21.51	(39,075)	$11.88
Units outstanding, end of fiscal period	283,500	$19.78	532,500	$16.12

During fiscal year 2019, restricted stock units and performance units representing 205,000 and 42,000 shares of our common stock, respectively, vested upon the filing of our Annual Report on Form 10-K for the fiscal year ended September 29, 2018, and were issued in accordance with their respective agreements. All vested awards were paid in common stock.

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

As of September 28, 2019, there was $1.1 million of total unrecognized compensation cost related to unvested restricted stock units and performance units under the 2010 Stock Plan. This cost is expected to be recognized over a period of 1.2 years.

The following table summarizes information about the unvested restricted stock units and performance units as of September 28, 2019.

Restricted Stock Units/Performance Units	Number of Units	Average Market Price on Date of Grant	Vesting Date*
Fiscal Year 2017 Performance Units	42,000	$ 17.97	November 2019
Fiscal Year 2017 Performance Units	42,000	$ 17.97	November 2020
Fiscal Year 2018 Restricted Stock Units	52,750	$ 21.51	November 2019
Fiscal Year 2018 Performance Units	52,750	$ 21.51	November 2019
Fiscal Year 2018 Restricted Stock Units	2,000	$ 17.97	November 2019
Fiscal Year 2018 Performance Units	2,000	$ 17.97	November 2019
Fiscal Year 2018 Restricted Stock Units	90,000	$ 19.52	November 2020
	283,500

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

During fiscal year 2018, 6,000 remaining stock options, with an exercise price of $8.30 per option, expired and were forfeited.

Note 13—Business Segments

Our operations are managed and reported in two segments, Delta Group and Salt Life Group, which reflect the manner in which the business is managed and results are reviewed by the Chief Executive Officer, who is our chief operating decision maker.

The Delta Group is comprised of our business units primarily focused on core activewear styles, and includes our Delta Activewear (encompassing our core Delta Catalog business and FunTees private label business), Soffe, and DTG2Go business units. We market, distribute and manufacture unembellished knit apparel under the main brands of Soffe®, Delta Platinum, Delta Pro Weight®, and Delta Magnum Weight® for sale to a diversified audience ranging from large licensed screen printers to small independent businesses. We also manufacture private label products for major branded sportswear companies, trendy regional brands, retailers, and sports licensed apparel marketers. Typically, our private label products are sold with value-added services such as hangtags, ticketing, hangers, and embellishment so that they are fully ready for retail. Using digital print equipment and its proprietary technology, DTG2Go embellishes garments to create private label, custom decorated apparel servicing the fast-growing e-retailer channels, as well as the ad-specialty, promotional products and retail marketplaces

The Salt Life Group is comprised of our lifestyle brands focused on a broad range of apparel garments, headwear and related accessories to meet consumer preferences and fashion trends, and includes our Salt Life and Coast business units.  These products are sold through specialty and boutique shops, traditional department stores, and outdoor retailers, as well as direct-to-consumer through branded ecommerce sites and branded retail stores. Products in this segment are marketed under our lifestyle brands of Salt Life® and COAST®, as well as other labels.

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

	Fiscal Year Ended
	September 28, 2019	September 29, 2018
Segment net sales:
Delta Group	$389,075	$356,009
Salt Life Group	42,655	39,441
Total net sales	$431,730	$395,450

Segment operating income:
Delta Group	$23,780	$26,091
Salt Life Group	6,160	4,747
Total segment operating income	$29,940	$30,838

Purchases of property, plant and equipment:
Delta Group	$4,861	$4,341
Salt Life Group	1,202	917
Corporate	—	511
Total purchases of property, plant and equipment	$6,063	$5,769

Depreciation and amortization:
Delta Group	$9,889	$8,090
Salt Life Group	1,522	1,456
Corporate	353	442
Total depreciation and amortization	$11,764	$9,988

The following reconciles the segment operating income to the consolidated income before provision for income taxes (in thousands):

	Fiscal Year Ended
	September 28, 2019	September 29, 2018
Segment operating income	$29,940	$30,838
Loss attributable to non-controlling interest	374	107
Unallocated corporate expenses	13,671	13,328
Unallocated interest expense	7,550	5,713
Consolidated income before provision for income taxes	$8,345	$11,690

Our revenues include sales to domestic and foreign customers.  Foreign customers are composed of companies whose headquarters are located outside of the United States.  Supplemental information regarding our revenues by geographic area based on the location of the customer is as follows (in thousands):

	Fiscal Year Ended
	September 28, 2019	September 29, 2018
United States	$431,082	$394,252
Foreign	648	1,198
Total net sales	$431,730	$395,450

Our total assets and equity investment by segment are as follows (in thousands):

	As of
	September 28, 2019	September 29, 2018
Total assets by segment:
Delta Group	$315,653	$283,811
Salt Life Group	57,574	55,032
Corporate	4,761	4,766
Total assets	$377,988	$343,609

Equity investment in joint venture:
Delta Group	$10,388	$8,980
Salt Life Group	—	—
Total equity investment in joint venture	$10,388	$8,980

We attribute our property, plant and equipment to a particular country based on the location of these assets.  Summarized financial information by geographic area is as follows (in thousands):

	As of
	September 28, 2019	September 29, 2018

United States	$41,620	$30,768

Honduras	15,326	16,823
El Salvador	3,209	3,476
Mexico	1,249	1,047
All foreign countries	19,784	21,346

Total property, plant and equipment, net	$61,404	$52,114

Note 14—Repurchase of Common Stock

Our Board of Directors has authorized management to use up to $60.0 million to repurchase stock in open market transactions under our Stock Repurchase Program. During fiscal years 2019 and 2018, we purchased 141,501 shares and 463,974 shares, respectively, of our common stock for a total cost of $2.7 million and $9.0 million, respectively. As of September 28, 2019, we have purchased 3,498,962 shares of common stock for an aggregate of $50.5 million since the inception of the Stock Repurchase Program.  All purchases were made at the discretion of management and pursuant to the safe harbor provisions of SEC Rule 10b-18. As of September 28, 2019, $9.5 million remained available for future purchases under our Stock Repurchase Program, which does not have an expiration date. There were no repurchases of our common stock for the quarter ended September 28, 2019.

Note 15—Commitments and Contingencies

(a) Litigation

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

On November 26, 2018, the court issued an order in favor of WSFS with respect to its claimed interest in the majority of the Products and Proceeds. Soffe, WSFS, TSA Stores, Inc., TSA Ponce, Inc. and TSA Caribe, Inc. subsequently reached agreement to settle the above-referenced matters, with Soffe agreeing to pay approximately $2.5 million in exchange for a comprehensive release of all claims at issue in the matters. These matters have now been finally resolved, with the agreed amounts funded on December 31, 2018. We recorded the settlement expense in other income, net in our Consolidated Statement of Operations in fiscal year 2019.

Other

In addition, at times we are party to various legal claims, actions and complaints. We believe that, as a result of legal defenses, insurance arrangements, and indemnification provisions with parties believed to be financially capable, such actions should not have a material effect on our operations, financial condition, or liquidity.

(b) Purchase Contracts

We have entered into agreements, and have fixed prices, to purchase yarn, finished fabric, and finished apparel and headwear products. At September 28, 2019, minimum payments under these contracts were as follows (in thousands):

Yarn	$19,231
Finished fabric	2,973
Finished products	16,946
$39,150

(c) Letters of Credit

As of September 28, 2019, we had outstanding standby letters of credit totaling $0.4 million.

(d) Fair Value Measurements

From time to time we may use interest rate swaps or other instruments to manage our interest rate exposure and reduce the impact of future interest rate changes.  These financial instruments are not used for trading or speculative purposes. The following financial instruments were outstanding as of September 28, 2019:

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

ASC 820, Fair Value Measurements and Disclosures (“ASC 820”), defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. Assets and liabilities measured at fair value are grouped in three levels. The levels prioritize the inputs used to measure the fair value of the assets or liabilities. These levels are:

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

The following financial liabilities are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements Using
Period Ended	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest Rate Swap
September 28, 2019	$(1,293)	$—	$(1,293)	$—
September 29, 2018	$183	$—	$183	$—

Cotton Options
September 28, 2019	$—	$—	$—	$—
September 29, 2018	$(110)	(110)	$—	$—

Contingent Consideration
September 28, 2019	$(9,094)	$—	$—	$(9,094)
September 29, 2018	$(10,542)	$—	$—	$(10,542)

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

The following table summarizes the fair value and presentation in the Consolidated Balance Sheets for derivatives as of September 28, 2019, and September 29, 2018.

	September 28, 2019	September 29, 2018
Other assets	$-	$182
Deferred tax liabilities	324	(46)
Other liabilities	(1,293)	—
Accumulated other comprehensive loss	$(969)	$136

The DTG2Go acquisition purchase price consisted of additional payments contingent on the combined business’s achievement of certain performance targets related to sales and earnings before interest, taxes, depreciation and amortization ("EBITDA") for the period from April 1, 2018, through September 29, 2018, as well as for our fiscal years 2019, 2020, 2021 and 2022. The valuation of the fair value of the contingent consideration is based upon inputs into the Monte Carlo model, including projected results, which then are discounted to a present value to derive the fair value. The fair value of the contingent consideration is sensitive to changes in our projected results. At September 28, 2019, we estimated the fair value of contingent consideration to be $8.9 million, a decrease of $0.3 million from the September 29, 2018 balance of $9.2 million. The decrease in the accrual was related to a payment of $0.6 million for the period ended September 29, 2018 which was partially offset by an increase in the valuation for the remaining periods as a result of updated performance expectations.

In August 2013, we acquired Salt Life and issued contingent consideration payable in cash after the end of calendar year 2019 if financial performance targets involving the sale of Salt Life-branded products are met during the 2019 calendar year.  We used a Monte Carlo model which used the historical results and projected cash flows based on the contractually defined terms, discounted as necessary, to estimate the fair value of the contingent consideration for Salt Life at acquisition, as well as to remeasure the contingent consideration related to the acquisition of Salt Life at each reporting period.  Accordingly, the fair value measurement for contingent consideration falls in Level 3 of the fair value hierarchy. At September 28, 2019, we had $0.2 million accrued in contingent consideration related to the acquisition of Salt Life, a $1.1 million reduction from the accrual at September 29, 2018, based on actual performance to date in calendar year 2019 compared to prior estimates.

Note 16—Subsequent Events

Fourth Amendment to Fifth Amended and Restated Credit Agreement

On November 19, 2019, Delta Apparel, Inc. and its subsidiaries, M.J. Soffe, LLC, Culver City Clothing Company (f/k/a Junkfood Clothing Company), Salt Life, LLC, and DTG2Go, LLC (f/k/a Art Gun, LLC) entered into a Fourth Amendment to Fifth Amended and Restated Credit Agreement with Wells Fargo Bank and the other lenders set forth therein (the “Fourth Amendment”).

The Fifth Amended and Restated Credit Agreement, dated as of May 10, 2016, was filed as Exhibit 10.1 to Delta Apparel’s Quarterly Report on Form 10-Q filed with the SEC on May 12, 2016. The First Amendment to the Amended Credit Agreement was filed as Exhibit 10.2.5 to Delta Apparel’s Annual Report on Form 10-K filed with the SEC on November 28, 2017. The Consent and Second Amendment to the Amended Credit Agreement was filed as Exhibit 10.1 to Delta Apparel’s Form 8-K filed with the SEC on March 13, 2018. The Consent and Third Amendment to the Amended Credit Agreement was filed as Exhibit 10.1 to Delta Apparel’s Form 8-K filed with the SEC on October 9, 2018.

The Fourth Amendment, among other things, (i) increases the borrowing capacity under the Amended Credit Agreement from $145.0 million to $170.0 million (subject to borrowing base limitations), (ii) extends the maturity date from May 10, 2021 to November 19, 2024, (iii) reduces pricing on the revolver and first-in last-out “FILO” borrowing components by 25 basis points, and (iv) adds 25% of the fair market value of eligible intellectual property to the borrowing base calculation. In addition, the Fourth Amendment amends the definition of Fixed Charge Coverage Ratio to exclude up to $10.0 million of capital expenditures incurred by the Borrowers in connection with the expansion of their distribution facility located within the Town of Clinton, Anderson County, Tennessee.