Form 10-Q
period 2019-12-28
DELTA APPAREL, INC
filed 2020-02-03
CIK 1101396

Table of Contents

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 28, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of  “large accelerated filer,” “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☑	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.01	DLA	NYSE American

As of January 22, 2020, there were outstanding 6,988,823 shares of the registrant’s common stock, par value of $0.01 per share, which is the only class of outstanding common or voting stock of the registrant.

PART 1.	FINANCIAL INFORMATION

Item 1.	Financial Statements

Delta Apparel, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Amounts in thousands, except share amounts and per share data)

(Unaudited)

	December 28,	September 28,
	2019	2019
Assets
Cash and cash equivalents	$433	$605
Accounts receivable, less allowances of $596 and $327, respectively	54,819	59,337
Other receivables	658	1,550
Inventories, net	197,315	179,107
Prepaid expenses and other current assets	3,698	2,999
Total current assets	256,923	243,598

Property, plant and equipment, net of accumulated depreciation of $84,285 and $81,807, respectively	61,255	61,404
Goodwill	37,897	37,897
Intangible assets, net	21,155	21,607
Deferred income taxes	1,514	1,514
Operating lease assets	41,996	—
Equity method investment	10,689	10,388
Other assets	2,584	1,580
Total assets	$434,013	$377,988

Liabilities and Equity
Current liabilities:
Accounts payable	$57,291	$52,320
Accrued expenses	16,798	20,791
Current portion of contingent consideration	2,700	2,790
Current portion of finance leases	6,822	6,434
Current portion of operating leases	8,497	—
Current portion of long-term debt	7,337	6,540
Total current liabilities	99,445	88,875

Long-term income taxes payable	3,875	3,977
Long-term contingent consideration	5,970	6,304
Long-term finance leases, less current maturities	12,734	12,836
Long-term operating leases, less current maturities	34,430	—
Long-term debt, less current maturities	120,468	109,296
Deferred income taxes	1,561	1,519
Other non-current liabilities	1,119	1,293
Total liabilities	$279,602	$224,100

Shareholders’ equity:
Preferred stock—$0.01 par value, 2,000,000 shares authorized, none issued and outstanding	—	—
Common stock —$0.01 par value, 15,000,000 shares authorized, 9,646,972 shares issued, and 6,988,823 and 6,921,417 shares outstanding as of December 28, 2019, and September 28, 2019, respectively	96	96
Additional paid-in capital	58,825	59,855
Retained earnings	137,860	136,937
Accumulated other comprehensive loss	(838)	(969)
Treasury stock —2,658,149 and 2,725,555 shares as of December 28, 2019, and September 28, 2019, respectively	(41,119)	(41,750)
Equity attributable to Delta Apparel, Inc.	154,824	154,169
Equity attributable to non-controlling interest	(413)	(281)
Total equity	154,411	153,888
Total liabilities and equity	$434,013	$377,988

See accompanying Notes to Condensed Consolidated Financial Statements.

Delta Apparel, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended
	December 28,	December 29,
	2019	2018
Net sales	$95,889	$101,675
Cost of goods sold	75,996	83,105
Gross profit	19,893	18,570

Selling, general and administrative expenses	18,073	16,784
Other (income) expense, net	(817)	1,745
Operating income	2,637	41

Interest expense, net	1,802	1,765
Earnings (loss) before provision for (benefit from) income taxes	835	(1,724)
Provision for (benefit from) income taxes	44	(499)
Consolidated net income (loss)	791	(1,225)
Less: Net loss attributable to non-controlling interest	(132)	(76)
Net earnings (loss) attributable to shareholders	$923	$(1,149)

Basic earnings (loss) per share	$0.13	$(0.17)
Diluted earnings (loss) per share	$0.13	$(0.17)

Weighted average number of shares outstanding	6,950	6,924
Dilutive effect of stock awards	122	—
Weighted average number of shares assuming dilution	7,072	6,924

See accompanying Notes to Condensed Consolidated Financial Statements.

Delta Apparel, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Amounts in thousands)

(Unaudited)

	Three Months Ended
	December 28,	December 29,
	2019	2018
Net earnings (loss) attributable to shareholders	$923	$(1,149)
Other comprehensive income (loss) related to unrealized gain (loss) on derivatives, net of income tax	131	(373)
Consolidated comprehensive income (loss)	$1,054	$(1,522)

See accompanying Notes to Condensed Consolidated Financial Statements.

Delta Apparel, Inc. and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity

(Amounts in thousands, except share amounts)

(Unaudited)

					Accumulated
			Additional		Other			Non-
	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Controlling
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Interest	Total
Balance at September 29, 2018	9,646,972	$96	$61,979	$128,695	$136	2,737,526	$(40,881)	$93	$150,118
Net loss	—	—	—	(1,149)	—	—	—	—	(1,149)
Other comprehensive loss	—	—	—	—	(373)	—	—	—	(373)
Net loss attributable to non-controlling interest	—	—	—	—	—	—	—	(76)	(76)
Vested stock awards	—	—	(3,983)	—	—	(153,472)	1,867	—	(2,116)
Stock based compensation	—	—	662	—	—	—	—	—	662
Purchase of common stock	—	—	—	—	—	92,148	(1,711)	—	(1,711)
Balance at December 29, 2018	9,646,972	$96	$58,658	$127,546	$(237)	2,676,202	$(40,725)	$17	$145,355

					Accumulated
			Additional		Other			Non-
	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Controlling
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Interest	Total
Balance at September 28, 2019	9,646,972	$96	$59,855	$136,937	$(969)	2,725,555	$(41,750)	$(281)	$153,888
Net earnings	—	—	—	923	—	—	—	—	923
Other comprehensive income	—	—	—	—	131	—	—	—	131
Net loss attributable to non-controlling interest	—	—	—	—	—	—	—	(132)	(132)
Vested stock awards	—	—	(1,615)	—	—	(67,406)	631	—	(984)
Stock based compensation	—	—	585	—	—	—	—	—	585
Balance at December 28, 2019	9,646,972	$96	$58,825	$137,860	$(838)	2,658,149	$(41,119)	$(413)	$154,411

See accompanying Notes to Condensed Consolidated Financial Statements.

Delta Apparel, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	Three Months Ended
	December 28,	December 29,
	2019	2018
Operating activities:
Consolidated net earnings (loss)	$791	$(1,225)
Adjustments to reconcile net earnings (loss) to net cash used in operating activities:
Depreciation and amortization	3,161	2,919
Amortization of deferred financing fees	73	78
Benefit from deferred income taxes	—	(278)
Non-cash stock compensation	601	662
Other, net	(725)	(679)
Gain on disposal of equipment	(37)	—
Changes in operating assets and liabilities, net of effect of acquisition:
Accounts receivable, net	5,410	(8,794)
Inventories, net	(18,208)	(11,543)
Prepaid expenses and other assets	70	(504)
Other non-current assets	(1,004)	(17)
Accounts payable	7,985	13,615
Accrued expenses	(3,920)	2,055
Change in net operating lease liabilities	931	—
Income taxes	16	(377)
Other liabilities	(1)	122
Net cash used in operating activities	(4,857)	(3,966)

Investing activities:
Purchases of property and equipment, net	(3,747)	(989)
Cash paid for business	(828)	(2,000)
Net cash used in investing activities	(4,575)	(2,989)

Financing activities:
Proceeds from long-term debt	117,763	114,934
Repayment of long-term debt	(105,211)	(102,896)
Repayment of capital financing	(1,259)	(1,158)
Payment of deferred financing fees	(1,079)	—
Repurchase of common stock	—	(1,714)
Payment of withholding taxes on stock awards	(954)	(2,113)
Net cash provided by financing activities	9,260	7,053
Net (decrease) increase in cash and cash equivalents	(172)	98
Cash and cash equivalents at beginning of period	605	460
Cash and cash equivalents at end of period	$433	$558

See accompanying Notes to Condensed Consolidated Financial Statements.

Delta Apparel, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note A—Basis of Presentation and Description of Business

We prepared the accompanying interim Condensed Consolidated Financial Statements in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles ("U.S. GAAP") for complete financial statements. We believe these Condensed Consolidated Financial Statements include all normal recurring adjustments considered necessary for a fair presentation. Operating results for the three-month period ended December 28, 2019, are not necessarily indicative of the results that may be expected for our fiscal year ending October 3, 2020. Although our various product lines are sold on a year-round basis, the demand for specific products or styles reflects some seasonality, with sales in our June quarter generally being the highest and sales in our December quarter generally being the lowest. For more information regarding our results of operations and financial position, refer to the Consolidated Financial Statements and footnotes included in our Annual Report on Form 10-K for our fiscal year ended September 28, 2019, filed with the United States Securities and Exchange Commission (“SEC”).

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

We were incorporated in Georgia in 1999, and our headquarters is located in Greenville, South Carolina. We operate on a 52-53 week fiscal year ending on the Saturday closest to September 30. Our common stock trades on the NYSE American under the symbol “DLA."  Our 2020 fiscal year is a 53-week year and will end on October 3, 2020. Our 2019 fiscal year was a 52-week year and ended on September 28, 2019.

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

Note B—Accounting Policies

Our accounting policies are consistent with those described in our Significant Accounting Policies in our Annual Report on Form 10-K for the fiscal year ended September 28, 2019, filed with the SEC. See Note C for consideration of recently issued accounting standards.

Note C—New Accounting Standards

Recently Adopted Standards

In August 2017, the Financial Accounting Standards Board, ("FASB"), issued Accounting Standards Update, ("ASU"), No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, ("ASU 2017-12"). The amendments in ASU 2017-12 apply to any entity that elects to apply hedge accounting in accordance with U.S. GAAP. ASU 2017-12 permits more flexibility in hedging interest rate risk for both variable rate and fixed rate financial instruments, and the ability to hedge risk components for nonfinancial hedges. In addition, this ASU requires an entity to present the earnings effect of hedging the instrument in the same income statement line in which the earnings effect of the hedge item is reported. In addition, companies no longer need to separately measure and report hedge ineffectiveness and can use an amortization approach or continue with mark-to-market accounting. We adopted ASU 2017-12 as of September 29, 2019. The provisions of ASU 2017-12 did not have a material effect on our financial condition, results of operations, cash flows or disclosures.

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and other (Topic 350), Simplifying the Test for Goodwill Impairment, ("ASU 2017-04"). To simplify the subsequent measurement of goodwill, ASU 2017-04 eliminates Step 2 from the goodwill impairment test. In computing the implied fair value of goodwill under Step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Instead, under the amendments in ASU 2017-04, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. ASU 2017-04 also eliminates the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. Therefore, the same impairment assessment applies to all reporting units. An entity is required to disclose the amount of goodwill allocated to each reporting unit with a zero or negative carrying amount of net assets. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. We early adopted ASU 2017-04 as of September 29, 2019. The provisions of ASU 2017-04 did not have a material effect on our financial condition, results of operations, cash flows or disclosures.

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”), which requires lessees to include most leases on the balance sheet as lease liabilities with an associated right-of-use ("ROU") asset. Since the issuance of ASU 2016-02, the FASB released several amendments to improve and clarify the implementation guidance, as well as to change the allowable adoption methods. These standards have been collectively codified within ASC 842, Leases (“ASC 842”). We adopted ASC 842 using the modified retrospective method and applied the standard to all leases existing as of September 29, 2019. Information for prior years presented has not been restated and continues to reflect the authoritative accounting standards in effect for those periods. We elected the package of transition practical expedients that allows us to carryforward our historical assessments of whether existing contracts contain leases, determinations of lease classification, and treatments of initial direct costs. As of September 29, 2019, we recognized total operating lease liabilities of $44.6 million in our Consolidated Balance Sheets, of which $36.1 million was recorded within Long-term operating leases, less current maturities and $8.5 million was recorded within Current portion of operating leases. We additionally derecognized $0.8 million of previously recorded net deferred rent balances and recorded operating lease ROU assets of $43.8 million related to our operating leases, which are reflected within Operating lease assets in our Consolidated Balance Sheets. The adoption of the new leasing standard had no significant impact on covenants or other provisions of our secured credit facility.

Standards Not Yet Adopted

In August 2018, the FASB issued ASU No. 2018-15, Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract (“ASU 2018-15”), which will require customers to apply internal-use software guidance to determine the implementation costs that are able to be capitalized. Capitalized implementation costs will be required to be amortized over the term of the arrangement, beginning when the cloud computing arrangement is ready for its intended use. ASU 2018-15 is effective for financial statements issued for fiscal years beginning after December 15, 2019, and interim periods within those annual periods. ASU 2018-15 will therefore be effective for us as of October 4, 2020 including the interim periods within our fiscal year 2021 annual period. The standard allows changes to be applied either retrospectively or prospectively. We are evaluating the effect that ASU 2018-15 will have on our financial statements and related disclosures.

 Note D—Revenue Recognition

We only recognize revenue to the extent that it is probable that we will not recognize a significant reversal of revenue when the uncertainties related to the variability are ultimately resolved. In determining our estimates for discounts, allowances, chargebacks, and returns, we consider historical and current trends, agreements with our customers and retailer performance. We record these discounts, returns and allowances as a reduction to net sales in our Condensed Consolidated Statements of Operations and as a refund liability in our accrued expenses in our Condensed Consolidated Balance Sheets, with the estimated value of inventory expected to be returned in prepaid and other current assets in our Condensed Consolidated Balance Sheets. As of December 28, 2019, and September 28, 2019, there was $1.1 million and $1.0 million, respectively, in refund liabilities for customer returns, allowances, markdowns and discounts within accrued expenses.

Our revenue streams consist of wholesale, direct-to-consumer ecommerce and retail stores which are included in our Condensed Consolidated Statements of Operations. The table below identifies the amount and percentage of net sales by distribution channel (in thousands):

	Three Months Ended
	December 28, 2019		December 29, 2018
	$	%	$	%
Retail	$1,234	1%	$1,012	1%
Direct-to-consumer ecommerce	1,683	2%	1,582	2%
Wholesale	92,972	97%	99,081	97%
Net Sales	$95,889	100%	$101,675	100%

The table below provides net sales by reportable segment (in thousands) and the percentage of net sales by distribution channel for each reportable segment:

	First Quarter Fiscal Year 2020
			Direct-to-Consumer
	Net Sales	Retail	ecommerce	Wholesale
Delta Group	$88,950	0.3%	0.3%	99.4%
Salt Life Group	6,939	13.5%	20.7%	65.8%
Total	$95,889

	First Quarter Fiscal Year 2019
			Direct-to-Consumer
	Net Sales	Retail	ecommerce	Wholesale
Delta Group	$94,391	0.4%	0.4%	99.2%
Salt Life Group	7,284	9.3%	17.2%	73.5%
Total	$101,675

Note E—Inventories

Inventories, net of reserves of $9.7 million and $10.0 million, as of December 28, 2019, and September 28, 2019, respectively, consisted of the following (in thousands):

	December 28, 2019	September 28, 2019
Raw materials	$12,990	$12,022
Work in process	15,811	17,765
Finished goods	168,514	149,320
	$197,315	$179,107

Raw materials include finished yarn and direct materials for the Delta Group, undecorated garments for the DTG2Go business and direct embellishment materials for the Salt Life Group.

Note F—Debt

Credit Facility

On May 10, 2016, we entered into a Fifth Amended and Restated Credit Agreement (the “Amended Credit Agreement”) with Wells Fargo Bank, National Association (“Wells Fargo”), as Administrative Agent, the Sole Lead Arranger and the Sole Book Runner, and the financial institutions named therein as Lenders, which are Wells Fargo, PNC Bank, National Association and Regions Bank. Our subsidiaries M.J. Soffe, LLC, Culver City Clothing Company (f/k/a Junkfood Clothing Company), Salt Life, LLC, and DTG2Go, LLC (f/k/a Art Gun, LLC) (collectively, the "Borrowers"), are co-borrowers under the Amended Credit Agreement. The Borrowers entered into amendments to The Amended Credit Agreement with Wells Fargo and the other lenders on November 27, 2017, March 9, 2018, and October 8, 2018.

On November 19, 2019, the Borrowers entered into a Consent and Fourth Amendment to the Fifth Amended and Restated Credit Agreement with Wells Fargo and the other lenders set forth therein (the "Fourth Amendment"). The Fourth Amendment, among other things, (i) increased the borrowing capacity under the Amended Credit Agreement from $145.0 million to $170.0 million (subject to borrowing base limitations), (ii) extended the maturity date from May 21, 2021 to November 19, 2024, (iii) reduced pricing on the revolver and first-in last-out "FILO" borrowing components by 25 basis points, and (iv) added 25% of the fair value of eligible intellectual property to the borrowing base calculation. In addition, the Fourth Amendment amended the definition of Fixed Charge Coverage Ratio to exclude up to $10.0 million of capital expenditures incurred by the Borrowers in connection with the expansion of their distribution facility located within the Town of Clinton, Anderson County, Tennessee.

The Amended Credit Agreement allows us to borrow up to $170.0 million (subject to borrowing base limitations), including a maximum of $25.0 million in letters of credit. Provided that no event of default exists, we have the option to increase the maximum credit to $200.0 million (subject to borrowing base limitations), conditioned upon the Administrative Agent's ability to secure additional commitments and customary closing conditions.

As of December 28, 2019, there was $115.0 million outstanding under our U.S. revolving credit facility at an average interest rate of 3.9% and additional borrowing availability of $38.3 million. This credit facility includes a financial covenant requiring that if the amount of availability falls below the threshold amounts set forth in the Amended Credit Agreement, our Fixed Charge Coverage Ratio (“FCCR”) (as defined in the Amended Credit Agreement) for the preceding 12-month period must not be less than 1.1 to 1.0. We were not subject to the FCCR covenant at December 28, 2019, because our availability was above the minimum required under the Amended Credit Agreement, but we would have satisfied our financial covenant had we been subject to it. At December 28, 2019, and September 28, 2019, there was $16.6 million and $16.1 million, respectively, of retained earnings free of restrictions to make cash dividends or stock repurchases.

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

Promissory Note

On October 8, 2018, we acquired substantially all of the assets of Silk Screen Ink, Ltd. d/b/a SSI Digital Print Services. In conjunction with the acquisition, we issued a promissory note in the principal amount of $7.0 million. The promissory note bears interest at 6% with quarterly installments which began January 2, 2019, with the final installment due October 1, 2021. As of December 28, 2019, there was $4.7 million outstanding on the promissory note.

Honduran Debt

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

Additional information about these loans and the outstanding balances as of December 28, 2019, is as follows (in thousands):

December 28,
2019
Revolving credit facility established March 2011, interest at 6.3% expiring August 2025	$5,000
Term loan established November 2014, interest at 6.0%, payable monthly with a six-year term	650
Term loan established June 2016, interest at 6.0%, payable monthly with a six-year term	703
Term loan established October 2017, interest at 6.0%, payable monthly with a six-year term	1,687

 Note G—Leases

We lease property and equipment under operating lease arrangements, most of which relate to distribution centers and manufacturing facilities in the U.S., Honduras, El Salvador, and Mexico. We also lease machinery and equipment under finance lease arrangements in the U.S. We include both the contractual term as well as any renewal option that we are reasonably certain to exercise in the determination of our lease terms. For leases with a term of greater than 12 months, we value lease liabilities and the related assets as the present value of the lease payments over the related term. We apply the short-term lease exception to leases with a term of 12 months or less and exclude such leases from our Condensed Consolidated Balance Sheets. Payments related to these short-term leases are expensed on a straight-line basis over the lease term and reflected as a component of lease cost within our Condensed Consolidated Statements of Comprehensive Income (Loss). Lease payments generally consist of fixed amounts, and variable amounts based on a market rate or an index are not material to our consolidated lease cost. Our operating lease agreements for buildings generally include provisions for the payment of our proportional share of operating costs, property taxes, and other variable payments. These incremental payments are excluded from our calculation of operating lease liabilities and right of use assets. We have elected to use the practical expedient present in ASC 842 to not separate lease and non-lease components for all significant underlying asset classes and instead account for them together as a single lease component in the measurement of our lease liabilities.

Generally, the rate implicit in our operating leases is not readily determinable. Therefore, we discount future lease payments using our estimated incremental borrowing rate at lease commencement. We determine this rate based on a credit-adjusted risk-free rate, which approximates a secured rate over the lease term. The weighted average discount rate for operating leases as of December 28, 2019, was 4.2%. We discount our finance lease payments based on the rate implicit and stated in the lease. The weighted average discount rate for finance leases as of December 28, 2019, was 5.2%.

The following table presents the future undiscounted payments due on our operating and finance lease liabilities as well as a reconciliation of those payments to our operating and finance lease liabilities, recorded as of December 28, 2019 (in thousands):

	Operating	Finance
	Leases	Leases
2020	$7,740	$5,758
2021	8,616	6,384
2022	7,260	4,176
2023	5,526	3,164
2024	4,355	1,666
Thereafter	15,937	-
Undiscounted fixed lease payments	$49,434	$21,148
Discount due to interest	(6,507)	(1,592)
Total lease liabilities	$42,927	$19,556
Less current maturities	(8,497)	(6,822)
Lease liabilities, excluding current maturities	$34,430	$12,734

As of December 28, 2019, we have entered into certain operating leases that have not yet commenced and which will result in annual fixed lease payments that range from $1.0 million to $1.3 million for a 10-year period.

Our Ceiba Textiles manufacturing facility is leased under an operating lease arrangement with a Honduran company, of which we own 31% of the outstanding capital stock of the lessor at December 28, 2019. During the three-months ended December 28, 2019, and December 29, 2018, we paid approximately $0.4 million in lease payments under this arrangement.

As of December 28, 2019, we recorded $42.0 million of operating lease ROU assets, which were reflected within Operating lease assets in our Condensed Consolidated Balance Sheets, and $23.9 million of finance lease ROU assets, which were reflected within Property, plant, and equipment, net in our Condensed Consolidated Balance Sheets.

The weighted average remaining lease terms for our operating leases and finance leases were approximately 7 years and 4 years, respectively, as of December 28, 2019.

The components of total lease cost were as follows for the three months ended December 28, 2019, (in thousands):

Operating lease cost	$2,750
Finance leases - amortization of ROU assets	768
Finance leases - interest	235
Variable lease costs	410
Total lease cost	$4,163

Total rent expense recognized during the three months ended December 29, 2018, prior to the adoption of ASC 842, was $0.3 million.

Operating cash outflows for operating lease payments during the three months ended December 28, 2019, was $2.6 million.  Financing cash outflows for finance lease payments during the three months ended December 28, 2019, was $1.5 million.  Operating cash outflows for interest payments for finance leases during the three months ended December 28, 2019, was $0.2 million.

ROU assets obtained in exchange for operating lease and finance lease liabilities during the three months ended December 28, 2019, were $0.5 million and $1.8 million, respectively. During the three-month period ended December 29, 2018, ROU assets obtained for finance lease liabilities were $4.6 million.

We do not have significant leasing transactions in which we are the lessor.

Note H—Selling, General and Administrative Expense

We include in selling, general and administrative ("SG&A") expenses the costs incurred subsequent to the receipt of finished goods at our distribution facilities, such as the cost of stocking, warehousing, picking, packing, and shipping goods for delivery to our customers. Distribution costs included in SG&A expenses totaled $4.9 million and $4.2 million for the three-month periods ended December 28, 2019, and December 29, 2018, respectively. In addition, SG&A expenses include costs related to sales associates, administrative personnel, advertising and marketing expenses and other general and administrative expenses.

Note I—Stock-Based Compensation

On February 4, 2015, our shareholders re-approved the Delta Apparel, Inc. 2010 Stock Plan ("2010 Stock Plan") that was originally approved by our shareholders on November 11, 2010. The re-approval of the 2010 Stock Plan, including the material terms of the performance goals included in the 2010 Stock Plan, enabled us to continue to grant equity incentive compensation awards that are structured in a manner intended to qualify as tax deductible, performance-based compensation under Section 162(m) of the Internal Revenue Code of 1986, as applicable.  Recently enacted tax legislation in 2017 changed several conclusions under Section 162(m), including that there will no longer be a performance-based compensation exemption, and the Chief Financial Officer position is now included in the applicable calculation along with the next three highest-paid officers.  This reform impacted taxes related to fiscal years 2020 and 2019.

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

Compensation expense is recorded on the SG&A expense line item in our Condensed Consolidated Statements of Operations over the vesting periods. During the three-month periods ended December 28, 2019, and December 29, 2018, we recognized $0.9 million and $0.6 million, respectively, in stock-based compensation expense.

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

During the three-month period ended December 28, 2019, restricted stock units and performance units, each consisting of 60,000 shares of our common stock, were granted and are eligible to vest upon the filing of our Annual Report on Form 10-K for the fiscal year ended October 2, 2021. One-half of the restricted stock units and one-half of the performance units are payable in common stock with the remainder payable in cash.

During the three-month period ended December 28, 2019, restricted stock units and performance units representing 54,750 and 78,106 shares of our common stock, respectively, vested upon the filing of our Annual Report on Form 10-K for the fiscal year ended September 28, 2019, and were issued in accordance with their respective agreements. One-half of the restricted stock units were paid in common stock and one-half were paid in cash. Of the performance units, 59,213 were paid in common stock and 18,893 were paid in cash.

During the three-month period ended December 29, 2018, restricted stock units and performance units representing 205,000 and 42,000 shares of our common stock, respectively, vested upon the filing of our Annual Report on Form 10-K for the fiscal year ended September 29, 2018, and were issued in accordance with their respective agreements. All vested awards were paid in common stock.

As of December 28, 2019, there was $3.6 million of total unrecognized compensation cost related to unvested awards granted under the 2010 Stock Plan. This cost is expected to be recognized over a period of 1.9 years.

Note J—Purchase Contracts

We have entered into agreements, and have fixed prices, to purchase yarn, finished fabric, and finished apparel and headwear products. At December 28, 2019, minimum payments under these contracts were as follows (in thousands):

Yarn	$10,488
Finished fabric	2,833
Finished products	13,261
$26,582

Note K—Business Segments

Our operations are managed and reported in two segments, Delta Group and Salt Life Group, which reflect the manner in which the business is managed and results are reviewed by the Chief Executive Officer, who is our chief operating decision maker.

The Delta Group is comprised of our business units primarily focused on core activewear styles, and includes our Delta Activewear (encompassing our Delta Catalog and FunTees businesses), Soffe, and DTG2Go business units. We market, distribute and manufacture unembellished knit apparel under the main brands of Soffe®, Delta Platinum, Delta Pro Weight®, and Delta Magnum Weight® for sale to a diversified audience ranging from large licensed screen printers to small independent businesses. Through our FunTees business, we serve our customers as their supply chain partner, from product development to shipment of their branded products, with the majority of products sold with value-added services including embellishment, hangers, hangtags and ticketing, so that they are ready for retail sale to the end customers. We assist our customers in managing their production and inventory needs and provide technology tools to help them manage and grow their business. We sell our products to a diversified audience, including sporting goods retailers, large licensed screen printers, specialty and resort stores, and ad-specialty and promotional products businesses. We also service major branded sportswear companies, trendy regional brands, retailers, and sports-licensed apparel marketers. Our DTG2Go business is a market leader in the direct-to-garment digital print and fulfillment industry, bringing technology and innovation to the supply chain of our many customers. We use highly-automated factory processes and our proprietary software to deliver on-demand, digitally printed apparel direct to consumers on behalf of our customers. Utilizing its seven fulfillment facilities throughout the United States, DTG2Go offers a robust digital supply chain to ship custom graphic products within 24 to 48 hours to consumers in the United States and to over 100 countries worldwide.

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

Our Chief Operating Decision Maker and management evaluate performance and allocate resources based on profit or loss from operations before interest, income taxes and special charges ("segment operating earnings"). Our segment operating income may not be comparable to similarly titled measures used by other companies. The accounting policies of our reportable segments are the same as those described in Note 2 in our Annual Report on Form 10-K for the fiscal year ended September 28, 2019, filed with the SEC. Intercompany transfers between operating segments are transacted at cost and have been eliminated within the segment amounts shown in the following table (in thousands).

	Three Months Ended
	December 28, 2019	December 29, 2018
Segment net sales:
Delta Group	$88,950	$94,391
Salt Life Group	6,939	7,284
Total net sales	$95,889	$101,675

Segment operating income:
Delta Group (1)	$7,266	$2,779
Salt Life Group	(668)	277
Total segment operating income	$6,598	$3,056

(1)In the quarter ended December 29, 2018, the Delta Group operating income included $2.5 million of expense incurred in connection with the settlement of litigation related to the 2016 bankruptcy filing of a customer.

The following table reconciles the segment operating income to the consolidated income before provision for income taxes (in thousands):

	Three Months Ended
	December 28, 2019	December 29, 2018
Segment operating income	$6,598	$3,056
Unallocated corporate expenses	3,961	3,015
Unallocated interest expense	1,802	1,765
Consolidated income (loss) before provision for (benefit from) income taxes	$835	$(1,724)

The Delta Group segment assets have increased by $47.0 million since September 28, 2019, to $362.7 million as of December 28, 2019, primarily as a result of the adoption of ASU 2016-02 and increases in working capital due to the seasonality of the business. The Salt Life Group segment assets have increased by $8.2 million since September 28, 2019, to $65.8 million as of December 28, 2019, primarily due to seasonal inventory build.

Note L—Income Taxes

The Tax Cuts and Jobs Act of 2017 (the “New Tax Legislation”) was enacted on December 22, 2017, which significantly revised the U.S. corporate income tax code by, among other things, lowering federal corporate income tax rates, implementing a modified territorial tax system and imposing a repatriation tax ("transition tax") on deemed repatriated cumulative earnings of foreign subsidiaries which will be paid over eight years. In addition, new taxes were imposed related to foreign income, including a tax on global intangible low-taxed income (“GILTI”) as well as a limitation on the deduction for business interest expense (“Section 163(j)"). GILTI is the excess of the shareholder’s net controlled foreign corporations ("CFC") net tested income over the net deemed tangible income.  The Section 163(j) limitation does not allow the amount of deductible interest to exceed the sum of the taxpayer's business interest income, 30% of the taxpayer’s adjusted taxable income, and the taxpayer’s floor plan financing interest expense for the year. We have included in our calculation of our effective tax rate the estimated impact of GILTI and Section 163(j) which were effective for us beginning in fiscal year 2019. We have elected to account for the tax on GILTI as a period cost and, therefore, do not record deferred taxes related to GILTI on our foreign subsidiaries.

Our effective income tax rate on operations for the three-month period ended December 28, 2019, was 5.2% compared to a rate of 28.9% in the same period of the prior year and an effective rate of 5.5% for fiscal year 2019.

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

Note M—Derivatives and Fair Value Measurements

From time to time, we may use interest rate swaps or other instruments to manage our interest rate exposure and reduce the impact of future interest rate changes. These financial instruments are not used for trading or speculative purposes. We have designated our interest rate swap contracts as cash flow hedges of our future interest payments. As a result, the gains and losses on the swap contracts are reported as a component of other comprehensive income and are reclassified into interest expense as the related interest payments are made. As of December 28, 2019, all of other comprehensive income were attributable to shareholders; none related to the non-controlling interest.  Outstanding instruments as of December 28, 2019, are as follows:

		Notational
	Effective Date	Amount	Fixed LIBOR Rate	Maturity Date
Interest Rate Swap	July 19, 2017	$10.0 million	1.99%	May 10, 2021
Interest Rate Swap	July 25, 2018	$20.0 million	3.18%	July 25, 2023

No interest rate swap agreements were settled during the three-month period ended December 28, 2019, or the three-month period ended December 29, 2018, and therefore, no amounts were reclassified into income during those periods.

The following table summarizes the fair value and presentation in the Condensed Consolidated Balance Sheets for derivatives related to our interest swap agreements as of December 28, 2019, and September 28, 2019 (in thousands):

	December 28,	September 28,
	2019	2019
Deferred tax liabilities	$280	$324
Other non-current liabilities	(1,118)	(1,293)
Accumulated other comprehensive loss	$(838)	$(969)

From time to time, we may purchase cotton option contracts to economically hedge the risk related to market fluctuations in the cost of cotton used in our operations. We do not receive hedge accounting treatment for these derivatives. As such, the realized and unrealized gains and losses associated with them are recorded within cost of goods sold on the Condensed Consolidated Statement of Operations. No such cotton contracts were outstanding at December 28, 2019, or September 28, 2019.

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

The following financial liabilities are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements Using
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Period Ended	Total	(Level 1)	(Level 2)	(Level 3)
Interest Rate Swaps
December 28, 2019	$(1,118)	—	$(1,118)	—
September 28, 2019	$(1,293)	—	$(1,293)	—

Contingent Consideration
December 28, 2019	$(8,670)	—	—	$(8,670)
September 28, 2019	$(9,094)	—	—	$(9,094)

The fair value of the interest rate swap agreements was derived from a discounted cash flow analysis based on the terms of the contract and the forward interest rate curves adjusted for our credit risk, which fall in Level 2 of the fair value hierarchy. At December 28, 2019, and September 28, 2019, book value for fixed rate debt approximates fair value based on quoted market prices for the same or similar issues or on the current rates offered to us for debt of the same remaining maturities (a Level 2 fair value measurement).

The DTG2Go acquisition purchase price consisted of additional payments contingent on the combined business’s achievement of certain performance targets related to sales and earnings before interest, taxes, depreciation and amortization ("EBITDA") for the period from April 1, 2018, through September 29, 2018, as well as for our fiscal years 2019, 2020, 2021 and 2022. The valuation of the fair value of the contingent consideration is based upon inputs into the Monte Carlo model, including projected results, which then are discounted to a present value to derive the fair value. The fair value of the contingent consideration is sensitive to changes in our projected results. At December 28, 2019, we estimated the fair value of contingent consideration to be $8.5 million, a decrease of $0.4 million from the September 28, 2019 balance of $8.9 million. The decrease in the accrual was related to lower operating results in the first quarter fiscal 2020.

In August 2013, we acquired Salt Life, which included contingent consideration as part of the purchase price and which is payable in cash after the end of calendar year 2019 if financial performance targets involving the sale of Salt Life-branded products are met during the 2019 calendar year. At December 28, 2019, and September 28, 2019, we had $0.2 million accrued in contingent consideration related to the acquisition of Salt Life.

Note N—Legal Proceedings

At times we are party to various legal claims, actions and complaints. We believe that, as a result of legal defenses, insurance arrangements, and indemnification provisions with parties believed to be financially capable, such actions should not have a material adverse effect on our operations, financial condition, or liquidity.

Note O—Repurchase of Common Stock

As of September 28, 2019, our Board of Directors authorized management to use up to $60.0 million to repurchase stock in open market transactions under our Stock Repurchase Program.

Through December 28, 2019, we have purchased 3,498,962 shares of our common stock for an aggregate of $50.5 million since the inception of our Stock Repurchase Program. All purchases were made at the discretion of management and pursuant to the safe harbor provisions of SEC Rule 10b-18. As of December 28, 2019, $9.5 million remained available for future purchases under our Stock Repurchase Program, which does not have an expiration date. There were no repurchases of our common stock for the quarter ended December 28, 2019.

Note P—Goodwill and Intangible Assets

Components of intangible assets consist of the following (in thousands):

	December 28, 2019			September 28, 2019
	Cost	Accumulated Amortization	Net Value	Cost	Accumulated Amortization	Net Value	Economic Life

Goodwill	$37,897	$—	$37,897	$37,897	$—	$37,897	N/A

Intangibles:
Tradename/trademarks	$16,090	$(3,414)	$12,676	$16,090	$(3,278)	$12,812	20 – 30 yrs
Customer relationships	7,400	(1,178)	6,222	7,400	(993)	6,407	8 – 10 yrs
Technology	1,720	(1,335)	385	1,720	(1,289)	431	10 yrs
License agreements	2,100	(655)	1,445	2,100	(630)	1,470	15 – 30 yrs
Non-compete agreements	1,657	(1,230)	427	1,657	(1,170)	487	4 – 8.5 yrs
Total intangibles	$28,967	$(7,812)	$21,155	$28,967	$(7,360)	$21,607

Goodwill represents the acquired goodwill net of the $0.6 million cumulative impairment losses recorded in fiscal year 2011. The goodwill recorded on our financial statements is included in both of our segments, with $18.0 million and $19.9 million included in the Delta Group and Salt Life Group, respectively.

Amortization expense for intangible assets was $0.5 million for the three-month periods ended December 28, 2019, and December 29, 2018. Amortization expense is estimated to be approximately $1.7 million for fiscal year 2020, $1.6 million for each of fiscal years 2021 and 2022, $1.5 million for fiscal year 2023, and approximately $1.4 million for fiscal year 2024.

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

A detailed discussion of significant risk factors that have the potential to cause actual results to differ materially from our expectations is set forth in Part 1 under the subheading "Risk Factors" in our Annual Report on Form 10-K for our fiscal year ended September 28, 2019, filed with the SEC. Any forward-looking statements in this Quarterly Report on Form 10-Q do not purport to be predictions of future events or circumstances and may not be realized. Further, any forward-looking statements are made only as of the date of this Quarterly Report on Form 10-Q and we do not undertake to publicly update or revise the forward-looking statements, except as required by the federal securities laws.

Business Outlook

Our first quarter sales results were impacted by the shortened holiday calendar combined with an earlier shipping cut-off for in-hands holiday receipts. However, we are pleased to have delivered strong gross margin performance from our Delta Group segment that more than offset our sales performance during the quarter. We continue to drive efficiencies throughout our business while scaling our integrated vertical manufacturing platform. Our investments in new manufacturing technologies, speed-to-market distribution strategies, and additional sales channels continue to generate growth opportunities across our businesses and differentiate us from competitors. We see a variety of strategic growth opportunities across our business, and our team remains focused on the initiatives we have in place to take advantage of them. In addition to the accelerating momentum in our DTG2Go and Salt Life businesses, in the first quarter of 2020, we launched a full-service, vertical distributor model in our Activewear business. This includes a broad offering of nationally recognized branded products comprised of polos, outerwear, headwear and accessories. We believe this additional go-to-market strategy will allow us to further leverage our distribution centers and customer relationships and drive growth over time.

Through meaningful investments in manufacturing capacity, proprietary fulfillment systems, and new facilities, along with two strategic acquisitions, DTG2Go has risen as an industry leader in the digital print space. DTG2Go is the only digital print supplier in the world providing customers a seamless fulfillment solution integrated with a vertical manufacturing platform offering a reliable supply of high quality fashion and core basic garments. During the first quarter 2020, we expanded our unique positioning with the addition of two new facilities, strategically integrating DTG2Go’s state-of-the-art digital print and fulfillment platform with Delta Apparel’s blank garment distribution network. This model has significantly improved our speed-to-market and elevated our customer service levels with one-day shipping to over half of all U.S. consumers, including the key New York City and Dallas metropolitan markets. Our customers are seeing the advantage we offer with our seamless supply chain, as many migrated in the first quarter to using our Delta Catalog blanks. In the first quarter of fiscal 2020, approximately 27% of DTG2Go's fulfillment was utilizing a Delta garment, compared to only 7% in the prior year first quarter. We see an encouraging pipeline of new accounts and additional non-holiday sales volume, which we anticipate bringing on board in the upcoming quarters to reach our goals of double-digit compounded sales growth with healthy double-digit operating margins in our DTG2Go business.

Market conditions in our core Activewear business are solid, with demand for our higher-margin fashion basics products and with our Western Hemisphere manufacturing platform continuing to accelerate. We have experienced rapid expansion of our fashion basics line, particularly Delta Platinum, over the last several years with growth expected to continue across multiple sales channels. We remain focused on building internal manufacturing capacity to satisfy the Activewear demand and better service customers with speed of delivery. The vast majority of our new product development continues to be focused on fashion basics, adding product diversification and expanding offerings across silhouettes and fabrications. In January 2020, we launched a full-service, vertical distributor model in our Activewear business, which provides our customers with a broader range of product categories with nationally recognized branded products. We view the distributor model as a low risk, large opportunity proposition, which adds another growth leg to the Delta Apparel story. Our diversified sales channels coupled with cross-selling opportunities involving the DTG2Go and Soffe decoration platforms, should continue to drive new business along with valuable customer diversification. Our FunTees business had strong performance in the current quarter with solid momentum ahead for 2020 and beyond. The continued strength in our FunTees business is the culmination of several initiatives over the past year to grow this business and gain volume. Our strategy of being a “supply chain partner” to our customers continues to pay-off and has enabled us to grow and diversify our customer base with brands and retailers who are interested in full-service supply chain management and technology. Within our FunTees business over the past few years we have successfully diversified across brands and channels, and we expect further diversification in 2020. In fact, we recently began shipping several new direct-to-retail programs and expect that business to continue to grow. Our manufacturing capacity expansion strategy is ahead of schedule, which is expected to support anticipated growth in our Activewear business in fiscal 2020, including additional FunTees volume.

We see strong opportunities for our Salt Life business in fiscal year 2020 and beyond. In the first quarter, we delivered strong double-digit growth in the direct-to-consumer channels in both our branded retail stores and our recently enhanced www.saltlife.com ecommerce site. We also continue to see good momentum with Salt Life product placement from test doors with new national and regional retailers. Additional product categories remain an important pillar of growth for Salt Life for our wholesale partners, as well as our branded direct-to-consumer channels. Our newest Salt Life store, which opened during the first quarter in Key West, Florida, is performing exceptionally well and contributed to the strong direct-to-consumer results. We plan to open an additional store later this month in Charleston, South Carolina, which will provide us with nine branded retail stores.

We remain uniquely positioned to compete and grow profitably in today’s dynamic retail environment. We are continuously focused on building our foundational capabilities and expertise to best serve our existing customers, while also attracting new customers. The diversification of our customer base and expansion of our sales channels, including this quarter's launch of our full service, vertically-integrated distributor model, remain key pillars of our success and fuels the growth we see ahead for our business. Given the strength in our underlying business, we believe we are well positioned to deliver against our goals for the full year including double-digit topline growth in our DTG2Go and Salt Life businesses and mid-single digit growth collectively in our other business units, along with overall improving profitability.

Results of Operations

Our financial results have been presented on a generally accepted accounting principles ("GAAP") basis and, in certain limited instances, we have presented our financial results on a GAAP and non-GAAP (“adjusted”) basis, which is further described and reconciled in the sections entitled “Non-GAAP Financial Measures.”

Net sales for the December quarter were $95.9 million compared to sales of $101.7 million in the prior year December quarter, having been impacted by the shortened holiday calendar combined with an earlier shipping cut-off for in-hands holiday receipts. Our retail stores and ecommerce sales, including our direct-to-consumer and business-to-business ecommerce sites, increased 6.5% over the prior year three-month period. The growth was driven by increased sales on our Activewear and Salt Life ecommerce sites as well as at our Salt Life retail stores. Retail and ecommerce sales represented 8.7% of total revenues for the three-month period ended December 28, 2019, compared to 7.7% for the three-month period ended December 29, 2018.

Net sales in the Delta Group segment were $89.0 million compared to $94.4 million in the prior year. The Delta Group represented nearly 93% of our first quarter sales with strong growth in our FunTees business partially offsetting the decline in our Catalog business, which was negatively impacted by the holiday calendar.  In our DTG2Go business, the first quarter was more challenging than anticipated, due to a combination of having nearly 20% fewer holiday shopping days compared to the prior year combined with an earlier holiday shipping cut-off resulting in fewer production days which impacted revenue.

The Salt Life Group segment first quarter revenue was $6.9 million compared to $7.3 million in the prior year period. Sales for cold weather apparel in certain regional department stores were impacted by warmer weather.  Our direct-to-consumer sales in our branded retail stores and website increased over 20% during the quarter.

Gross margins in the first fiscal quarter expanded 240 basis points from the prior year first quarter to 20.7%.

The Delta Group segment gross margins grew to 18.6% from 15.9% in the prior year from the continued process efficiencies and further leveraging of the segment’s integrated vertical manufacturing platform.

The Salt Life Group segment gross margins were 48.8% in the first quarter compared to 49.0% in the prior year quarter with the slight difference due to a change in the mix of sales.

Selling, general, and administrative expenses ("SG&A") were $18.1 million, or 18.8% of sales compared to $16.8 million, or 16.5% of sales, in the prior year. The increase is primarily resulted from by investments in our distribution expansion not fully leveraged against revenues, coupled with higher equity consideration costs.

Other income from both years includes profits related to our Honduran equity method investment and valuation changes in our contingent consideration liabilities. The prior year included a discrete expense of $2.5 million associated with the resolution of the litigation stemming from a 2016 customer bankruptcy.

Operating income in the first quarter was $2.6 million compared to $41 thousand in the prior year. Operating income in the prior year was impacted by the $2.5 million discrete impact of the resolution of litigation stemming from a former customer's bankruptcy.

The Delta Group segment operating income increased in the current fiscal year quarter by $4.5 million to $7.3 million, or 8.2% of net sales, compared to $2.8 million, or 2.9% of net sales in the prior year. The increase is primarily attributable to the gross margin expansion due to continued process efficiencies and further leveraging of the segment’s integrated vertical manufacturing platform as well as the $2.5 million discrete impact in the prior year due to a 2016 customer bankruptcy.

The Salt Life Group segment operating income decreased by $0.9 million in the current fiscal year quarter primarily due to the decrease in net sales and change in sales mix.

Net interest expense for the first quarter of both fiscal years was $1.8 million.

Our effective tax rate on operations for the three-month period ended December 28, 2019, was 5.2%. This compares to an effective tax rate of 28.9% for the same period in the prior year, and 5.5% for the fiscal year ended September 28, 2019. See Note L—Income Taxes for more information.

We achieved net income for the first quarter of $0.9 million, or $0.13 per diluted share, compared to the prior year net loss of $1.1 million, or $0.17 per diluted share. When adjusted for the discrete $2.5 million pre-tax expense, or $0.31 per diluted share impact, of the discrete litigation settlement, net of tax, prior year first quarter net income was $1.0 million, or $0.14 per diluted share.

Accounts receivable were $54.8 million at December 28, 2019, compared to $59.3 million as of September 28, 2019. Days sales outstanding ("DSO") as of December 28, 2019, were 46 days, an improvement from 48 days at September 28, 2019.

Net inventory was $197.3 million as of December 28, 2019, an increase of $18.2 million from September 28, 2019. The higher inventory levels resulted from our seasonal build of inventory for our spring selling season as well as the stronger mix of fashion basics, fleece and performance products in inventory to support the growth in these categories.

Capital spending was $2.5 million during the December quarter of fiscal year 2020 and primarily related to investments in our distribution expansion as well as machinery and equipment.  Depreciation and amortization expense, including non-cash compensation, was $3.8 million for the first three months of fiscal year 2020.

Total debt, including capital lease financing, as of the end of first quarter fiscal 2020 was $147.4 million, up approximately 9% from the fiscal 2019 year-end due primarily to the seasonal higher marketing capital along with investments in distribution facilities.

Non-GAAP Financial Measures

We provide all information required in accordance with U.S. GAAP, but we believe that evaluating our ongoing operating results may be difficult if limited to reviewing only U.S. GAAP financial measures. In an effort to provide investors with additional information regarding the Company’s results, we also provide non-GAAP information that management believes is useful to investors. We discuss adjusted net earnings (loss) attributable to shareholders and earnings (loss) per share as performance measures because management uses these measures in evaluating the Company’s underlying performance on a consistent basis across periods. We also believe these measures are frequently used by securities analysts, investors and other interested parties in the evaluation of the Company’s ongoing performance. These non-GAAP measures have limitations as analytical tools, and securities analysts, investors and other interested parties should not consider any of these non-GAAP measures in isolation or as a substitute for analysis of our results as reported under U.S. GAAP. These non-GAAP measures may not be comparable to similarly titled measures used by other companies.

Liquidity and Capital Resources

Operating Cash Flows

Operating activities used $4.9 million and $4.0 million in cash in the first three months of fiscal year 2020 and 2019, respectively.  The additional use of cash in the current year is primarily due to additional inventory levels driven by broader product offerings within Activewear and Salt Life, partially offset by higher collections from customers and improved operating income.

Investing Cash Flows

Cash outflows for capital expenditures were $3.7 million during the first three months of fiscal year 2020 compared to $1.0 million in the same period last year. Capital expenditures in both periods primarily related to machinery and equipment. In addition, during the first quarter of 2020, additional investments were made in our distribution expansion.  There was an additional $1.8 million in expenditures financed under capital lease arrangements and $0.1 million in unpaid expenditures as of December 28, 2019.

On October 8, 2018, our DTG2Go, LLC subsidiary purchased substantially all of the assets of Silk Screen Ink, Ltd. d/b/a SSI Digital Print Services ("SSI"), a premium provider of direct-to-garment digital printed products. The SSI acquisition purchase price consisted of $2.0 million in cash, a promissory note for $7.0 million and $3.0 million in capital lease funding secured by the acquired fixed assets. The cash portion of the purchase price included: (i) a payment at closing of $2.0 million, and (ii) a post-closing net working capital adjustment of $0.7 million. In the current fiscal year quarter, we repaid approximately $0.8 million under the promissory note and capital lease funding.

We anticipate our fiscal year 2020 capital expenditures, including those financed under capital leases, to be approximately $25 million to $28 million, and to be focused primarily on distribution expansion, including the expansion of our Clinton, Tennessee distribution center to support the growth within the Delta Group segment business. Additional expenditures will be focused on manufacturing equipment, information technology, and direct-to-consumer investments including additional Salt Life retail store openings.

Financing Activities

During the three months ended December 28, 2019, cash provided by financing activities was $9.3 million compared to $7.1 million provided by financing activities for the three months ended December 29, 2018. The cash provided by our financing activities during the first three months of fiscal years 2020 and 2019 was used to fund our operating activities and capital expenditures as well as the SSI acquisition in fiscal year 2019.

Based on our current expectations, we believe that our credit facility should be sufficient to satisfy our foreseeable working capital needs, and that cash flow generated by our operations and funds available under our credit facility should be sufficient to service our debt payment requirements, to satisfy our day-to-day working capital needs and to fund our planned capital expenditures. Any material deterioration in our results of operations, however, may result in the loss of our ability to borrow under our U.S. revolving credit facility and to issue letters of credit to suppliers, or may cause the borrowing availability under that facility to be insufficient for our needs. Availability under our credit facility is primarily a function of the levels of our accounts receivable and inventory. A significant deterioration in our accounts receivable or inventory levels could restrict our ability to borrow additional funds or service our indebtedness. Moreover, our credit facility includes a financial covenant that if the availability under our credit facility falls below the amounts specified in our U.S. credit agreement, our fixed charge coverage ratio (FCCR) for the preceding 12-month period must not be less than 1.1 to 1.0. While our availability at December 28, 2019, was above the minimum thresholds specified in our credit agreement, a significant deterioration in our business could cause our availability to fall below such thresholds, thereby requiring us to maintain the minimum FCCR specified in our credit agreement.

Purchases By Delta Apparel Of Its Own Shares

There were no repurchases of our common stock for the quarter ended December 28, 2019. As of December 28, 2019, there was $9.5 million of repurchase authorization remaining under our Stock Repurchase Program. We evaluate current leverage, working capital requirements, our free cash flow outlook, stock valuation and future business opportunities to determine when we believe the repurchase of our stock is a sound investment opportunity that we can pursue without sacrificing future growth plans.

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

A detailed discussion of critical accounting policies is contained in the Significant Accounting Policies included in Note 2 to the Audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended September 28, 2019, and there have been no changes in those policies, except as disclosed in Note C—New Accounting Standards related to the adoption of the new revenue recognition standard, since the filing of that Annual Report on Form 10-K with the SEC.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 28, 2019, and, based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures were effective as of December 28, 2019.

Changes in Internal Control Over Financial Reporting

There was no change during the first quarter of fiscal year 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

See Note N—Legal Proceedings, in Part I, Item 1, which is incorporated herein by reference.

Item 1A.	Risk Factors

None

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) Repurchases of Common Stock

See Note O—Repurchase of Common Stock, Part I, in Item 1, which is incorporated herein by reference.

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibits

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DELTA APPAREL, INC. (Registrant)

Date	February 3, 2020	By:	/s/ Deborah H. Merrill
Deborah H. Merrill Chief Financial Officer and President, Delta Group