Form 10-Q
period 2020-03-28
DELTA APPAREL, INC
filed 2020-04-30
CIK 1101396

Table of Contents

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2020

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

As of April 23, 2020, there were outstanding 6,890,118 shares of the registrant’s common stock, par value of $0.01 per share, which is the only class of outstanding common or voting stock of the registrant.

PART 1.	FINANCIAL INFORMATION

Item 1.	Financial Statements

Delta Apparel, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Amounts in thousands, except share amounts and per share data)

(Unaudited)

	March 28, 2020	September 28, 2019
Assets
Current Assets:
Cash and cash equivalents	$9,568	$605
Accounts receivable, less allowances of $366 and $327, respectively	58,682	59,337
Other receivables	725	1,550
Income tax receivable	703	729
Inventories, net	197,333	179,107
Prepaid expenses and other current assets	3,369	2,270
Total current assets	270,380	243,598

Property, plant and equipment, net of accumulated depreciation of $86,893 and $81,787, respectively	62,587	61,404
Goodwill	37,897	37,897
Intangibles, net	20,734	21,607
Deferred income taxes	1,514	1,514
Operating lease assets	43,226	-
Equity method investment	10,309	10,388
Other assets	2,484	1,580
Total assets	$449,131	$377,988

Liabilities and Equity
Current liabilities:
Accounts payable	$56,022	$52,320
Accrued expenses	15,033	20,791
Current portion of contingent consideration	1,970	2,790
Current portion of finance leases	6,965	6,434
Current portion of operating leases	8,525	-
Current portion of long-term debt	7,577	6,540
Total current liabilities	96,092	88,875

Long-term taxes payable	3,585	3,977
Long-term contingent consideration	3,610	6,304
Long-term finance leases, less current maturities	12,239	12,836
Long-term operating leases, less current maturities	35,611	-
Long-term debt, less current maturities	141,088	109,296
Deferred income taxes	1,355	1,519
Other non-current liabilities	1,914	1,293
Total liabilities	$295,494	$224,100

Shareholder's equity:
Preferred stock - $0.01 par value, 2,000,000 shares authorized, none issued and outstanding	-	-
Common stock - $0.01 par value, 15,000,000 authorized, 9,646,972 shares issued, and 6,890,118 and 6,921,417 shares outstanding as of March 28, 2020, and September 28, 2019, respectively	96	96
Additional paid-in capital	59,440	59,855
Retained earnings	139,171	136,937
Accumulated other comprehensive loss	(1,433)	(969)
Treasury stock - 2,756,854 and 2,725,555 shares as of March 28, 2020, and September 28, 2019, respectively	(43,133)	(41,750)
Equity attributable to Delta Apparel, Inc.	154,141	154,169
Equity attributable to non-controlling interest	(504)	(281)
Total equity	153,637	153,888
Total liabilities and equity	$449,131	$377,988

See accompanying Notes to Condensed Consolidated Financial Statements.

Delta Apparel, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	March 28, 2020	March 30, 2019	March 28, 2020	March 30, 2019

Net sales	$96,660	$102,838	$192,550	$204,513
Cost of goods sold	76,079	83,930	152,075	167,036
Gross profit	20,581	18,908	40,475	37,477

Selling, general and administrative expenses	17,941	17,056	36,147	33,841
Other (income) loss, net	(914)	(843)	(1,863)	902
Operating income	3,554	2,695	6,191	2,734

Interest expense, net	1,808	1,985	3,610	3,750
Earnings (loss) before provision for (benefit from) income taxes	1,746	710	2,581	(1,016)
Provision for (benefit from) income taxes	526	(115)	570	(614)
Consolidated net earnings (loss)	1,220	825	2,011	(402)
Net loss attributable to non-controlling interest	91	117	223	193
Net earnings (loss) attributable to shareholders	$1,311	$942	$2,234	$(209)

Basic earnings (loss) per share	$0.19	$0.14	$0.32	$(0.03)
Diluted earnings (loss) per share	$0.19	$0.13	$0.32	$(0.03)

Weighted average number of shares outstanding	6,957	6,943	6,953	6,933
Dilutive effect of stock awards	98	160	110	-
Weighted average number of shares assuming dilution	7,055	7,103	7,063	6,933

See accompanying Notes to Condensed Consolidated Financial Statements.

Delta Apparel, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Amounts in thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	March 28, 2020	March 30, 2019	March 28, 2020	March 30, 2019

Net earnings (loss) attributable to shareholders	$1,311	$942	$2,234	$(209)
Other comprehensive loss related to unrealized loss on derivatives, net of income tax	(595)	(257)	(464)	(629)
Consolidated comprehensive income (loss)	$716	$685	$1,770	$(838)

See accompanying Notes to Condensed Consolidated Financial Statements.

Delta Apparel, Inc. and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity

(Amounts in thousands, except share amounts)

(Unaudited)

					Accumulated
			Additional		Other			Non-
	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Controlling
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Interest	Total
Balance as of September 29, 2018	9,646,972	$96	$61,979	$128,695	$136	2,737,526	$(40,881)	$93	$150,118

Net loss	-	-	-	(1,151)	-	-	-	-	(1,151)
Other comprehensive loss	-	-	-	-	(372)	-	-	-	(372)
Net loss attributable to non-controlling interest	-	-	-	-	-	-	-	(76)	(76)
Vested stock awards	-	-	(3,981)	-	-	(153,472)	1,867	-	(2,114)
Purchase of common stock	-	-	-	-	-	92,148	(1,711)	-	(1,711)
Stock based compensation	-	-	660	-	-	-	-	-	660
Balance as of December 29, 2018	9,646,972	96	58,658	127,544	(236)	2,676,202	(40,725)	17	145,354

Net earnings	-	-	-	942	-	-	-	-	942
Other comprehensive loss	-	-	-	-	(257)	-	-	-	(257)
Net loss attributable to non-controlling interest	-	-	-	-	-	-	-	(117)	(117)
Purchase of common stock	-	-	-	-	-	35,353	(718)	-	(718)
Stock based compensation	-	-	463	-	-	-	-	-	463
Balance as of March 30, 2019	9,646,972	$96	$59,121	$128,486	$(493)	2,711,555	$(41,443)	$(100)	$145,667

					Accumulated
			Additional		Other			Non-
	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Controlling
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Interest	Total
Balance as of September 28, 2019	9,646,972	$96	$59,855	$136,937	$(969)	2,725,555	$(41,750)	$(281)	$153,888

Net earnings	-	-	-	923	-	-	-	-	923
Other comprehensive loss	-	-	-	-	131	-	-	-	131
Net loss attributable to non-controlling interest	-	-	-	-	-	-	-	(132)	(132)
Vested stock awards	-	-	(1,615)	-	-	(67,406)	631	-	(984)
Stock based compensation	-	-	585	-	-	-	-	-	585
Balance as of December 28, 2019	9,646,972	96	58,825	137,860	(838)	2,658,149	(41,119)	(413)	154,411

Net earnings	-	-	-	1,311	-	-	-	-	1,311
Other comprehensive loss	-	-	-	-	(595)	-	-	-	(595)
Net loss attributable to non-controlling interest	-	-	-	-	-	-	-	(91)	(91)
Vested stock awards	-	-	4	-	-	(1,266)	15	-	19
Purchase of common stock	-	-	-	-	-	99,971	(2,029)	-	(2,029)
Stock based compensation	-	-	611	-	-	-	-	-	611
Balance as of March 28, 2020	9,646,972	$96	$59,440	$139,171	$(1,433)	2,756,854	$(43,133)	$(504)	$153,637

See accompanying Notes to Condensed Consolidated Financial Statements.

Delta Apparel, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	Six Months Ended
	March 28, 2020	March 30, 2019
Operating activities:
Consolidated net earnings (loss)	$2,011	$(402)
Adjustment to reconcile net earnings (loss) to net cash used in operating activities:
Depreciation and amortization	6,381	5,859
Amortization of deferred financing fees	157	153
Benefit from deferred income taxes	-	(490)
Non-cash stock compensation	1,196	1,123
(Gain) loss on disposal of equipment	(28)	2
Other, net	(1,555)	(1,435)
Changes in operating assets and liabilities, net of effect of acquisition
Accounts receivable	1,480	(11,882)
Inventories, net	(18,226)	(10,416)
Prepaid expenses and other current assets	(176)	147
Other non-current assets	(285)	(20)
Accounts payable	4,065	10,920
Accrued expenses	(5,640)	(1,283)
Change in net operating lease liabilities	910	-
Income taxes	(485)	(770)
Other liabilities	(7)	212
Net cash used in operating activities	(10,202)	(8,282)
Investing activities:
Purchases of property and equipment, net	(3,886)	(2,102)
Cash paid for business	(1,660)	(3,699)
Net cash used in investing activities	(5,546)	(5,801)
Financing activities:
Proceeds from long-term debt	237,622	233,864
Repayment of long-term debt	(203,622)	(211,265)
Repayment of capital financing	(2,714)	(2,031)
Payment of contingent consideration	(2,500)	(564)
Payment of deferred financing costs	(1,079)	-
Repurchase of common stock	(2,029)	(2,488)
Payment of withholding taxes on stock awards	(967)	(2,116)
Net cash provided by financing activities	24,711	15,400
Net (decrease) increase in cash and cash equivalents	8,963	1,317
Cash and cash equivalents at beginning of period	605	460
Cash and cash equivalents at end of period	$9,568	$1,777

See accompanying Notes to Condensed Consolidated Financial Statements.

Delta Apparel, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note A—Basis of Presentation and Description of Business

We prepared the accompanying interim Condensed Consolidated Financial Statements in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles ("U.S. GAAP") for complete financial statements. We believe these Condensed Consolidated Financial Statements include all normal recurring adjustments considered necessary for a fair presentation. Operating results for the three and six-month periods ended March 28, 2020, are not necessarily indicative of the results that may be expected for our fiscal year ending October 3, 2020. Although our various product lines are sold on a year-round basis, the demand for specific products or styles reflects some seasonality, with sales in our June quarter generally being the highest and sales in our December quarter generally being the lowest. The COVID-19 pandemic is occurring during the seasonally strongest months of the business. As such, the historic seasonality may not be indicative of future results. For more information regarding our results of operations and financial position, refer to the Consolidated Financial Statements and footnotes included in our Annual Report on Form 10-K for our fiscal year ended September 28, 2019, filed with the United States Securities and Exchange Commission (“SEC”).

Delta Apparel, Inc. (collectively with DTG2Go, LLC, Salt Life, LLC, M.J. Soffe, LLC, and other subsidiaries, "Delta Apparel," "we," "us," "our," or the "Company") is a vertically-integrated, international apparel company. With approximately 8,400 employees worldwide, we design, manufacture, source, and market a diverse portfolio of core activewear and lifestyle apparel products under our primary brands of Salt Life®, COAST®, Soffe®, and Delta. We are a market leader in the direct-to-garment digital print and fulfillment industry, bringing DTG2Go technology and innovation to the supply chain of our customers. We specialize in selling casual and athletic products through a variety of distribution channels and tiers, including outdoor and sporting goods retailers, independent and specialty stores, better department stores and mid-tier retailers, mass merchants and e-retailers, the U.S. military, and through our business-to-business ecommerce sites. Our products are also made available direct-to-consumer on our websites and in our branded retail stores. This diversified distribution allows us to capitalize on our strengths to provide our activewear and lifestyle apparel products to a broad and evolving customer base whose shopping preferences may span multiple retail channels.

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

We were incorporated in Georgia in 1999, and our headquarters is located in Greenville, South Carolina. Our common stock trades on the NYSE American under the symbol “DLA." We operate on a 52-53 week fiscal year ending on the Saturday closest to September 30.  Our 2020 fiscal year is a 53-week year and will end on October 3, 2020. Our 2019 fiscal year was a 52-week year and ended on September 28, 2019.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”), which requires lessees to include most leases on the balance sheet as lease liabilities with an associated right-of-use ("ROU") asset. Since the issuance of ASU 2016-02, the FASB released several amendments to improve and clarify the implementation guidance, as well as to change the allowable adoption methods. These standards have been collectively codified within Accounting Standard Codification, ("ASC ") 842, Leases (“ASC 842”). We adopted ASC 842 using the modified retrospective method and applied the standard to all leases existing as of September 29, 2019. Information for prior years presented has not been restated and continues to reflect the authoritative accounting standards in effect for those periods. We elected the package of transition practical expedients that allows us to carryforward our historical assessments of whether existing contracts contain leases, determinations of lease classification, and treatments of initial direct costs. As of September 29, 2019, we recognized total operating lease liabilities of $44.6 million in our Consolidated Balance Sheets, of which $36.1 million was recorded within Long-term operating leases, less current maturities and $8.5 million was recorded within Current portion of operating leases. We additionally derecognized $0.8 million of previously recorded net deferred rent balances and recorded operating lease ROU assets of $43.8 million related to our operating leases, which are reflected within Operating lease assets in our Consolidated Balance Sheets. The adoption of the new leasing standard had no significant impact on covenants or other provisions of our secured credit facility.

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

 Note D—Revenue Recognition

We only recognize revenue to the extent that it is probable that we will not recognize a significant reversal of revenue when the uncertainties related to the variability are ultimately resolved. In determining our estimates for discounts, allowances, chargebacks, and returns, we consider historical and current trends, agreements with our customers and retailer performance. We record these discounts, returns and allowances as a reduction to net sales in our Condensed Consolidated Statements of Operations and as a refund liability in our accrued expenses in our Condensed Consolidated Balance Sheets, with the estimated value of inventory expected to be returned in prepaid and other current assets in our Condensed Consolidated Balance Sheets. As of March 28, 2020, and September 28, 2019, there was $1.0 million in refund liabilities for customer returns, allowances, markdowns and discounts within accrued expenses.

Our revenue streams consist of retail stores, direct-to-consumer ecommerce, and wholesale channels which are included in our Condensed Consolidated Statements of Operations. The table below identifies the amount and percentage of net sales by revenue stream (in thousands):

	Three Months Ended
	March 28, 2020		March 30, 2019
	$	%	$	%
Retail	$962	1%	$872	1%
Direct-to-consumer ecommerce	1,084	1%	1,019	1%
Wholesale	94,614	98%	100,947	98%
Net Sales	$96,660	100%	$102,838	100%

	Six Months Ended
	March 28, 2020		March 30, 2019
	$	%	$	%
Retail	$2,195	1%	$1,884	1%
Direct-to-consumer ecommerce	2,767	1%	2,601	1%
Wholesale	187,588	98%	200,028	98%
Net sales	$192,550	100%	$204,513	100%

The table below provides net sales by reportable segment (in thousands) and the percentage of net sales by distribution channel for each reportable segment:

	Second Quarter Fiscal Year 2020
	Net Sales	Retail	ecommerce	Wholesale
Delta Group	$84,191	0.2%	0.2%	99.6%
Salt Life Group	12,469	6.4%	7.1%	86.5%
Total	$96,660

	Second Quarter Fiscal Year 2019
	Net Sales	Retail	ecommerce	Wholesale
Delta Group	$89,526	0.3%	0.3%	99.4%
Salt Life Group	13,312	4.4%	5.7%	89.9%
Total	$102,838

	Year To Date Fiscal Year 2020
	Net Sales	Retail	ecommerce	Wholesale
Delta Group	$173,143	0.3%	0.3%	99.4%
Salt Life Group	19,407	8.9%	11.9%	79.2%
Total	$192,550

	Year To Date Fiscal Year 2019
	Net Sales	Retail	ecommerce	Wholesale
Delta Group	$183,916	0.3%	0.3%	99.4%
Salt Life Group	20,597	6.1%	9.7%	84.2%
Total	$204,513

Note E—Inventories

Inventories, net of reserves of $9.4 million and $10.0 million, as of March 28, 2020, and September 28, 2019, respectively, consisted of the following (in thousands):

	March 28, 2020	September 28, 2019
Raw materials	$13,461	$12,022
Work in process	16,568	17,765
Finished goods	167,304	149,320
	$197,333	$179,107

Raw materials include finished yarn and direct materials for the Delta Group, undecorated garments for the DTG2Go business and direct embellishment materials for the Salt Life Group.

Note F—Debt

Credit Facility

On May 10, 2016, we entered into a Fifth Amended and Restated Credit Agreement (as further amended, the “Amended Credit Agreement”) with Wells Fargo Bank, National Association (“Wells Fargo”), as Administrative Agent, the Sole Lead Arranger and the Sole Book Runner, and the financial institutions named therein as Lenders, which are Wells Fargo, PNC Bank, National Association and Regions Bank. Our subsidiaries M.J. Soffe, LLC, Culver City Clothing Company (f/k/a Junkfood Clothing Company), Salt Life, LLC, and DTG2Go, LLC (f/k/a Art Gun, LLC) (collectively, the "Borrowers"), are co-borrowers under the Amended Credit Agreement. The Borrowers entered into amendments to the Amended Credit Agreement with Wells Fargo and the other lenders on November 27, 2017, March 9, 2018, and October 8, 2018.

On November 19, 2019, the Borrowers entered into a Consent and Fourth Amendment to the Fifth Amended and Restated Credit Agreement with Wells Fargo and the other lenders set forth therein (the "Fourth Amendment"). The Fourth Amendment, among other things, (i) increased the borrowing capacity under the Amended Credit Agreement from $145 million to $170 million (subject to borrowing base limitations), (ii) extended the maturity date from May 21, 2021 to November 19, 2024, (iii) reduced pricing on the revolver and first-in last-out "FILO" borrowing components by 25 basis points, and (iv) added 25% of the fair value of eligible intellectual property to the borrowing base calculation. In addition, the Fourth Amendment amended the definition of Fixed Charge Coverage Ratio to exclude up to $10 million of capital expenditures incurred by the Borrowers in connection with the expansion of their distribution facility located within the Town of Clinton, Anderson County, Tennessee.

The Amended Credit Agreement allows us to borrow up to $170 million (subject to borrowing base limitations), including a maximum of $25 million in letters of credit. Provided that no event of default exists, we have the option to increase the maximum credit to $200 million (subject to borrowing base limitations), conditioned upon the Administrative Agent's ability to secure additional commitments and customary closing conditions.

As of March 28, 2020, there was $135.7 million outstanding under our U.S. revolving credit facility at an average interest rate of 3.2%. Our cash on hand combined with the additional borrowing availability under the U.S. credit facility totaled $30.5 million. This credit facility includes a financial covenant requiring that if the amount of availability falls below the threshold amounts set forth in the Amended Credit Agreement, our Fixed Charge Coverage Ratio (“FCCR”) (as defined in the Amended Credit Agreement) for the preceding 12-month period must not be less than 1.1 to 1.0. We were not subject to the FCCR covenant at March 28, 2020, because our availability was above the minimum required under the Amended Credit Agreement, but we would have satisfied our financial covenant had we been subject to it. At March 28, 2020, and September 28, 2019, there was $15.2 million and $16.1 million, respectively, of retained earnings free of restrictions to make cash dividends or stock repurchases.

The Amended Credit Agreement contains a subjective acceleration clause and a “springing” lockbox arrangement (as defined in ASC 470, Debt ("ASC 470")) whereby remittances from customers will be forwarded to our general bank account and will not reduce the outstanding debt until and unless a specified event or an event of default occurs. We classify borrowings under the Amended Credit Agreement as long-term debt.

See Note Q—Subsequent Events for a discussion of the Fifth Amendment to the Fifth Amended and Restated Credit Agreement entered into on April 27, 2020.

Promissory Note

On October 8, 2018, we acquired substantially all of the assets of Silk Screen Ink, Ltd. d/b/a SSI Digital Print Services. In conjunction with the acquisition, we issued a promissory note in the principal amount of $7.0 million. The promissory note bears interest at 6% with quarterly installments which began January 2, 2019, with the final installment due October 1, 2021. As of March 28, 2020, there was $4.1 million outstanding on the promissory note.

Honduran Debt

Since March 2011, we have entered into term loans and a revolving credit facility with Banco Ficohsa, a Honduran bank, to finance both the operations and capital expansion of our Honduran facilities. Each of these loans is secured by a first-priority lien on the assets of our Honduran operations and is not guaranteed by our U.S. entities. These loans are denominated in U.S. dollars and the carrying value of the debt approximates its fair value. The revolving credit facility requires minimum payments during each six-month period of the 12 to 18-month terms; however, the loan agreement permits additional drawdowns to the extent payments are made and certain objective covenants are met. The current revolving Honduran debt, by its nature, is not long-term, as it requires scheduled payments each six months. However, as the loan permits us to re-borrow funds up to the amount repaid, subject to certain covenants, and we intend to re-borrow funds, subject to those covenants, the amounts have been classified as long-term debt.

Additional information about these loans and the outstanding balances as of March 28, 2020, is as follows (in thousands):

March 28,
2020
Revolving credit facility established March 2011, weighted average interest at 6.6% expiring August 2025	$6,267
Term loan established November 2014, interest at 6.0%, payable monthly with a six-year term	500
Term loan established June 2016, interest at 6.0%, payable monthly with a six-year term	631
Term loan established October 2017, interest at 6.0%, payable monthly with a six-year term	1,420

 Note G—Leases

We lease property and equipment under operating lease arrangements, most of which relate to distribution centers and manufacturing facilities in the U.S., Honduras, El Salvador, and Mexico. We also lease machinery and equipment under finance lease arrangements in the U.S. We include both the contractual term as well as any renewal option that we are reasonably certain to exercise in the determination of our lease terms. For leases with a term of greater than 12 months, we value lease liabilities and the related assets as the present value of the lease payments over the related term. We apply the short-term lease exception to leases with a term of 12 months or less and exclude such leases from our Condensed Consolidated Balance Sheet. Payments related to these short-term leases are expensed on a straight-line basis over the lease term and reflected as a component of lease cost within our Condensed Consolidated Statements of Operations. Lease payments generally consist of fixed amounts, and variable amounts based on a market rate or an index are not material to our consolidated lease cost. Our operating lease agreements for buildings generally include provisions for the payment of our proportional share of operating costs, property taxes, and other variable payments. These incremental payments are excluded from our calculation of operating lease liabilities and right of use assets. We have elected to use the practical expedient present in ASC 842 to not separate lease and non-lease components for all significant underlying asset classes and instead account for them together as a single lease component in the measurement of our lease liabilities.

Generally, the rate implicit in our operating leases is not readily determinable. Therefore, we discount future lease payments using our estimated incremental borrowing rate at lease commencement. We determine this rate based on a credit-adjusted risk-free rate, which approximates a secured rate over the lease term. The weighted average discount rate for operating leases as of March 28, 2020, was 4.2%. We discount our finance lease payments based on the rate implicit and stated in the lease. The weighted average discount rate for finance leases as of March 28, 2020, was 5.1%.

The following table presents the future undiscounted payments due on our operating and finance lease liabilities as well as a reconciliation of those payments to our operating and finance lease liabilities, recorded as of March 28, 2020 (in thousands):

	Operating	Finance
	Leases	Leases
2020	$5,509	$3,989
2021	9,488	6,684
2022	8,116	4,475
2023	6,119	3,464
2024	4,675	1,965
Thereafter	17,635	295
Undiscounted fixed lease payments	$51,542	$20,872
Discount due to interest	(7,406)	(1,668)
Total lease liabilities	$44,136	$19,204
Less current maturities	(8,525)	(6,965)
Lease liabilities, excluding current maturities	$35,611	$12,239

As of March 28, 2020, we have entered into certain operating leases that have not yet commenced and which will result in annual fixed lease payments that range from $1.0 million to $1.3 million per year for a 10-year period.

Our Ceiba Textiles manufacturing facility is leased under an operating lease arrangement with a Honduran company, of which we own 31% of the outstanding capital stock of the lessor at March 28, 2020. During the six-months ended March 28, 2020, and March 30, 2019, we paid approximately $0.9 million in lease payments under this arrangement.

As of March 28, 2020, we recorded $43.2 million of operating lease, ROU assets which were reflected within Operating lease assets in our Condensed Consolidated Balance Sheet, and $25.3 million of finance lease ROU assets, which were reflected within Property, plant, and equipment, net in our Condensed Consolidated Balance Sheet.

The weighted average remaining lease terms for our operating leases and finance leases were approximately 7 years and 4 years, respectively, as of March 28, 2020.

The components of total lease expense were as follows for the six months ended March 28, 2020 (in thousands):

Operating lease fixed expense	$5,513
Operating lease variable cost expense	879
Finance lease amortization of ROU assets expense	1,630
Finance lease interest expense	486
Total lease expense	$8,508

Total operating lease expense, excluding variable lease costs, recognized during the six months ended March 30, 2019, prior to the adoption of ASC 842, was $5.2 million. In addition, during the six months ended March 30, 2019, we also incurred expenses related to finance leases, including interest expense and depreciation expense of financed Property, plant and equipment.

Cash outflows for operating lease payments and interest payments for finance leases during the six months ended March 28, 2020, were $5.4 million and $0.5 million, respectively, and are classified within Net cash used in operating activities on the Condensed Consolidated Statement of Cash Flows. Cash outflows for finance lease payments during the six months ended March 28, 2020, were $3.2 million and are classified within Net cash provided by financing activities on the Condensed Consolidated Statement of Cash Flows.

ROU assets obtained in exchange for operating lease and finance lease liabilities during the six months ended March 28, 2020, were $4.1 million and $4.4 million, respectively. During the six-month period ended March 30, 2019, prior to the adoption of ASC 842, we entered into new finance lease obligations totaling $5.7 million.

We do not have significant leasing transactions in which we are the lessor.

Note H—Selling, General and Administrative Expense

We include in selling, general and administrative ("SG&A") expenses the costs incurred subsequent to the receipt of finished goods at our distribution facilities, such as the cost of stocking, warehousing, picking, packing, and shipping goods for delivery to our customers. Distribution costs included in SG&A expenses totaled $4.8 million and $4.2 million for the three-month periods ended March 28, 2020, and March 30, 2019, respectively. Distribution costs included in SG&A expenses totaled $9.7 million and $8.4 million for the six-month periods ended March 28, 2020, and March 30, 2019, respectively. In addition, SG&A expenses include costs related to sales associates, administrative personnel, advertising and marketing expenses and other general and administrative expenses.

Note I—Stock-Based Compensation

On February 6, 2020, our shareholders approved the Delta Apparel, Inc. 2020 Stock Plan ("2020 Stock Plan") to replace the 2010 Stock Plan, which was previously re-approved by our shareholders on February 4, 2015 and was scheduled to expire by its terms on September 14, 2020. The 2020 Stock Plan is substantially similar in both form and substance to the 2010 Stock Plan. The purpose of the 2020 Stock Plan is to continue to give our Board of Directors and its Compensation Committee the ability to offer a variety of compensatory awards designed to enhance the Company’s long-term success by encouraging stock ownership among its executives, key employees and directors. Under the 2020 Stock Plan, the Compensation Committee of our Board of Directors has the authority to determine the employees and directors to whom awards may be granted and the size and type of each award and manner in which such awards will vest. The awards available under the plan consist of stock options, stock appreciation rights, restricted stock, restricted stock units, performance stock, performance units, and other stock and cash awards. If a participant dies or becomes disabled (as defined in the 2020 Stock Plan) while employed by the Company or serving as a director, all unvested awards become fully vested. The Compensation Committee is authorized to establish the terms and conditions of awards granted under the 2020 Stock Plan, to establish, amend and rescind any rules and regulations relating to the 2020 Stock Plan, and to make any other determinations that it deems necessary. The aggregate number of shares of common stock that may be delivered under the 2020 Stock Plan is 449,714 plus any shares of common stock subject to outstanding awards under the 2010 Stock Plan that are subsequently forfeited or terminated for any reason before being exercised. Similar to the 2010 Stock Plan, the 2020 Stock Plan limits the number of shares that may be covered by awards to any participant in a given calendar year and also limits the aggregate awards of restricted stock, restricted stock units and performance stock granted in a given calendar year. The 2010 Stock Plan terminated and the 2020 Stock Plan became effective on February 6, 2020, the date of shareholders’ approval.

Shares are generally issued from treasury stock upon the vesting of the restricted stock units, performance units or other awards under the 2010 Stock Plan and 2020 Stock Plan.

Compensation expense is recorded within SG&A in our Condensed Consolidated Statements of Operations over the vesting periods. During the three-month periods ended March 28, 2020, and March 30, 2019, we recognized $0.5 million and $0.6 million, respectively, in stock-based compensation expense. During the six-month periods ended March 28, 2020, and March 30, 2019, we recognized $1.4 million and $1.3 million, respectively, in stock-based compensation expense.

On February 5, 2020, restricted stock units representing 74,000 shares of our common stock were granted under the 2010 Stock Plan and are eligible to vest upon the filing of our Annual Report on Form 10-K for the fiscal year ending October 1, 2022 and are payable in common stock.

On September 29, 2019, restricted stock units and performance units, each consisting of 60,000 shares of our common stock, were granted under the 2010 Stock Plan and are eligible to vest upon the filing of our Annual Report on Form 10-K for the fiscal year ending October 2, 2021. One-half of the restricted stock units and one-half of the performance units are payable in common stock with the remainder payable in cash.

As of March 28, 2020, there was $4.0 million of total unrecognized compensation cost related to unvested awards granted under the 2010 Stock Plan. This cost is expected to be recognized over a period of 2.6 years. No awards have been granted under the 2020 Stock Plan.

Note J—Purchase Contracts

We have entered into agreements, and have fixed prices, to purchase yarn, finished fabric, and finished apparel and headwear products. At March 28, 2020, minimum payments under these contracts were as follows (in thousands):

Yarn	$32,073
Finished fabric	2,276
Finished products	7,166
$41,515

Note K—Business Segments

Our operations are managed and reported in two segments, Delta Group and Salt Life Group, which reflect the manner in which the business is managed and results are reviewed by the Chief Executive Officer, who is our chief operating decision maker.

The Delta Group is comprised of our business units primarily focused on core activewear styles, and includes our Delta Activewear (encompassing our Delta Catalog and FunTees businesses), Soffe, and DTG2Go business units. We market, distribute and manufacture unembellished knit apparel under the main brands of Soffe®, Delta Platinum, Delta Pro Weight®, and Delta Magnum Weight® for sale to a diversified audience ranging from large licensed screen printers to small independent businesses. Through our FunTees business, we serve our customers as their supply chain partner, from product development to shipment of their branded products, with the majority of products sold with value-added services including embellishment, hangers, hangtags and ticketing, so that they are ready for retail sale to the end customers. We assist our customers in managing their production and inventory needs and provide technology tools to help them manage and grow their business. We sell our products to a diversified audience, including sporting goods retailers, large licensed screen printers, specialty and resort stores, and ad-specialty and promotional products businesses. We also service major branded sportswear companies, trendy regional brands, retailers, and sports-licensed apparel marketers. Our DTG2Go business is a market leader in the direct-to-garment digital print and fulfillment industry, bringing technology and innovation to the supply chain of our many customers. We use highly-automated factory processes and our proprietary software to deliver on-demand, digitally printed apparel direct to consumers on behalf of our customers. Utilizing its seven fulfillment facilities throughout the United States, DTG2Go offers a robust digital supply chain to ship custom graphic products typically within 24 to 48 hours to consumers in the United States and to over 100 countries worldwide.

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

	Three Months Ended		Six Months Ended
	March 28, 2020	March 30, 2019	March 28, 2020	March 30, 2019
Segment net sales:
Delta Group	$84,191	$89,526	$173,143	$183,916
Salt Life Group	12,469	13,312	19,407	20,597
Total net sales	$96,660	$102,838	$192,550	$204,513

Segment operating income:
Delta Group (1)	$5,066	$3,367	$12,334	$6,144
Salt Life Group	1,473	2,733	804	3,012
Total segment operating income	$6,539	$6,100	$13,138	$9,156

(1)In the quarter ended March 28, 2020, the Delta Group operating income included $1.9 million of cost of goods sold expense from plant curtailments caused by government mandated country closures in El Salvador and Honduras in March 2020. In the quarter ended December 29, 2018, the Delta Group operating income included $2.5 million of expense incurred in connection with the settlement of litigation related to the 2016 bankruptcy filing of a customer.

The following table reconciles the segment operating income to the consolidated earnings (loss) before provision for income taxes (in thousands):

	Three Months Ended		Six Months Ended
	March 28, 2020	March 30, 2019	March 28, 2020	March 30, 2019
Segment operating income	$6,539	$6,100	$13,138	$9,156
Unallocated corporate expenses	2,985	3,405	6,947	6,422
Unallocated interest expense	1,808	1,985	3,610	3,750
Consolidated earnings (loss) before provision for income taxes	$1,746	$710	$2,581	$(1,016)

The Delta Group segment assets have increased by $48.0 million since September 28, 2019, to $363.7 million as of March 28, 2020, primarily as a result of the adoption of ASU 2016-02 and increases in working capital due to the seasonality of the business. The Salt Life Group segment assets have increased by $13.4 million since September 28, 2019, to $71.0 million as of March 28, 2020, primarily due to seasonal inventory build and the adoption of ASU 2016-02. The working capital of both segments increased as well due to the impact of slower sales and collections in late March 2020 due to the COVID-19 pandemic.

Note L—Income Taxes

The Tax Cuts and Jobs Act of 2017 (the “New Tax Legislation”) was enacted on December 22, 2017, which significantly revised the U.S. corporate income tax code by, among other things, lowering federal corporate income tax rates, implementing a modified territorial tax system and imposing a repatriation tax ("transition tax") on deemed repatriated cumulative earnings of foreign subsidiaries which will be paid over eight years. In addition, new taxes were imposed related to foreign income, including a tax on global intangible low-taxed income (“GILTI”) as well as a limitation on the deduction for business interest expense (“Section 163(j)"). GILTI is the excess of the shareholder’s net controlled foreign corporations ("CFC") net tested income over the net deemed tangible income.  GILTI income is eligible for a deduction of up to 50% of the income inclusion, but the deduction is limited to the amount of U.S. adjusted taxable income.  The Section 163(j) limitation does not allow the amount of deductible interest to exceed the sum of the taxpayer's business interest income, 30% of the taxpayer’s adjusted taxable income, and the taxpayer’s floor plan financing interest expense for the year. We have included in our calculation of our effective tax rate the estimated impact of GILTI and Section 163(j) which were effective for us beginning in fiscal year 2019. We have elected to account for the tax on GILTI as a period cost and, therefore, do not record deferred taxes related to GILTI on our foreign subsidiaries.

The Coronavirus Aid, Relief, and Economic Security (“CARES Act”), which was enacted on March 27, 2020, provided temporary changes to income and non-income-based tax laws, including some provisions which were previously enacted under the New Tax Legislation. The CARES Act revised the U.S. corporate income tax code on a temporary basis by, among other things, eliminating the 80% of taxable income limitation on net operating loss (“NOL”) carryforwards, allowing NOL carrybacks, and increasing the Section 163(j) interest limitation deduction from 30% to 50% of adjusted taxable income. We have included the estimated impact of these provisions in our effective tax rate calculation.

Certain tax deductions, including many of those provided under the New Tax Legislation and the CARES Act, include limitations based on U.S. taxable income, which may be impacted due to anticipated lower pre-tax income as a result of the impacts of the COVID-19 pandemic. Our effective income tax rate on operations for the six-month period ended March 28, 2020, was 20.3% compared to a rate of 74.6% in the same period of the prior year and an effective rate of 5.5% for fiscal year 2019.

We generally benefit from having income in foreign jurisdictions that are either exempt from income taxes or have tax rates that are lower than those in the United States. However, changes in the mix of U.S. taxable income compared to profits in tax-free or lower-tax jurisdictions can have a significant impact on our overall effective tax rate. Furthermore, we may be limited in our ability to deduct 50% of applicable foreign earnings under the GILTI income inclusion based on anticipated lower U.S. taxable income due to the COVID-19 pandemic. In addition, the future impact of the CARES Act and New Tax Legislation may differ from historical amounts, possibly materially, due to, among other things, changes in interpretations and assumptions made regarding the CARES Act and New Tax Legislation, guidance that may be issued, and actions we may take as a result of the CARES Act and New Tax Legislation.

Note M—Derivatives and Fair Value Measurements

From time to time, we may use interest rate swaps or other instruments to manage our interest rate exposure and reduce the impact of future interest rate changes. These financial instruments are not used for trading or speculative purposes. We have designated our interest rate swap contracts as cash flow hedges of our future interest payments. As a result, the gains and losses on the swap contracts are reported as a component of other comprehensive income and are reclassified into interest expense as the related interest payments are made. As of March 28, 2020, all of other comprehensive income was attributable to shareholders; none related to the non-controlling interest.  Outstanding instruments as of March 28, 2020, are as follows:

		Notional
	Effective Date	Amount	Fixed LIBOR Rate	Maturity Date
Interest Rate Swap	July 19, 2017	$10.0 million	1.99%	May 10, 2021
Interest Rate Swap	July 25, 2018	$20.0 million	3.18%	July 25, 2023

The following table summarizes the fair value and presentation in the Condensed Consolidated Balance Sheets for derivatives related to our interest swap agreements as of March 28, 2020, and September 28, 2019 (in thousands):

	March 28,	September 28,
	2020	2019
Deferred tax liabilities	$481	$324
Other non-current liabilities	(1,914)	(1,293)
Accumulated other comprehensive loss	$(1,433)	$(969)

From time to time, we may purchase cotton option contracts to economically hedge the risk related to market fluctuations in the cost of cotton used in our operations. We do not receive hedge accounting treatment for these derivatives. As such, the realized and unrealized gains and losses associated with them are recorded within cost of goods sold on the Condensed Consolidated Statement of Operations. No such cotton contracts were outstanding at March 28, 2020, or September 28, 2019.

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

The following financial liabilities are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements Using
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Period Ended	Total	(Level 1)	(Level 2)	(Level 3)
Interest Rate Swaps
March 28, 2020	$(1,914)	—	$(1,914)	—
September 28, 2019	$(1,293)	—	$(1,293)	—

Contingent Consideration
March 28, 2020	$(5,580)	—	—	$(5,580)
September 28, 2019	$(9,094)	—	—	$(9,094)

The fair value of the interest rate swap agreements was derived from a discounted cash flow analysis based on the terms of the contract and the forward interest rate curves adjusted for our credit risk, which fall in Level 2 of the fair value hierarchy. At March 28, 2020 and September 28, 2019, book value for fixed rate debt approximates fair value based on quoted market prices for the same or similar issues or on the current rates offered to us for debt of the same remaining maturities (a Level 2 fair value measurement).

The DTG2Go acquisition purchase price consisted of additional payments contingent on the combined business’s achievement of certain performance targets related to sales and earnings before interest, taxes, depreciation and amortization ("EBITDA") for the period from April 1, 2018, through September 29, 2018, as well as for our fiscal years 2019, 2020, 2021 and 2022. The valuation of the fair value of the contingent consideration is based upon inputs into the Monte Carlo model, including projected results, which then are discounted to a present value to derive the fair value. The fair value of the contingent consideration is sensitive to changes in our projected results and discount rates. At September 28, 2019, the fair value of contingent consideration was estimated at $8.9 million. During the six-months ended March 28, 2020, $2.5 million was paid related to the 2019 period. As of March 28, 2020, we estimate the fair value of contingent consideration to be $5.6 million, a $0.8 million reduction from September 28, 2019, resulting from changes in the projections and adjustments to the discount rate.

In August 2013, we acquired Salt Life, which included contingent consideration as part of the purchase price and which is payable in cash after the end of calendar year 2019 if financial performance targets involving the sale of Salt Life-branded products are met during the 2019 calendar year. During the quarter ended March 28, 2020, it was determined that the calendar year 2019 performance targets were not achieved and, as a result, the $0.2 million accrual as of September 28, 2019, was reversed. At March 28, 2020, no amount was accrued for contingent consideration in relation to the acquisition of Salt Life.

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

Through March 28, 2020, we have purchased 3,598,933 shares of our common stock for an aggregate of $52.5 million under our Stock Repurchase Program since its inception. All purchases were made at the discretion of management and pursuant to the safe harbor provisions of SEC Rule 10b-18. As of March 28, 2020, $7.5 million remained available for future purchases under our Stock Repurchase Program, which does not have an expiration date.

The following table summarizes the purchases of our common stock for the quarter ended March 28, 2020:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Dollar Value of Shares that May Yet Be Purchased Under the Plans
December 29, 2019 to February 1, 2020	—	—	—	$9.5 million
February 2, 2020 to February 29, 2020	53,761	$22.21	53,761	8.3 million
March 1, 2020 to March 28, 2020	46,210	18.08	46,210	7.5 million
Total	99,971	$20.30	99,971	$7.5 million

Note P—Goodwill and Intangible Assets

Components of intangible assets consist of the following (in thousands):

	March 28, 2020			September 28, 2019
	Cost	Accumulated Amortization	Net Value	Cost	Accumulated Amortization	Net Value	Economic Life

Goodwill	$37,897	$—	$37,897	$37,897	$—	$37,897	N/A

Intangibles:
Tradename/trademarks	$16,090	$(3,549)	$12,541	$16,090	$(3,278)	$12,812	20 – 30 yrs
Customer relationships	7,400	(1,363)	6,037	7,400	(993)	6,407	8 – 10 yrs
Technology	1,720	(1,349)	371	1,720	(1,289)	431	10 yrs
License agreements	2,100	(682)	1,418	2,100	(630)	1,470	15 – 30 yrs
Non-compete agreements	1,657	(1,290)	367	1,657	(1,170)	487	4 – 8.5 yrs
Total intangibles	$28,967	$(8,233)	$20,734	$28,967	$(7,360)	$21,607

Goodwill was recorded in conjunction with our acquisitions of Salt Life and DTG2Go businesses and represents the acquired goodwill, net of the $0.6 million cumulative impairment losses recorded in fiscal year 2011. At March 28, 2020, the Salt Life reporting within the Salt Life Group segment and DTG2Go reporting unit within the Delta Group segment had goodwill of $19.9 million and $18.0 million, respectively. We evaluate the carrying value of goodwill annually on the first day of our third fiscal quarter or more frequently if events or circumstances indicate that an impairment loss may have occurred. Such circumstances could include, but are not limited to, a significant adverse change in business climate, increased competition or other economic conditions.

As of March 28, 2020, we performed an interim goodwill impairment evaluation using the optional qualitative assessment provided within ASC 350, Intangibles - Goodwill and Other and concluded that it is more likely than not that the fair value of the Salt Life and DTG2Go reporting units are greater than the carrying value at March 28, 2020. In reaching this conclusion, we applied various management judgments and estimates, including the results of prior annual impairment tests and the drivers of the near-term reduced projected results. In the annual goodwill impairment evaluation performed during the fiscal 2019 June quarter, we estimated the fair value of the reporting units using a discounted cash flow methodology using key assumptions as described in the fiscal 2019 Form 10-K, Critical Accounting Policies. As a result of this analysis, we estimated that the fair value of the reporting units exceeded their carrying values by significant margins.

Prior to the COVID-19 pandemic, we anticipated double-digit topline growth in our DTG2Go and Salt Life businesses for fiscal year 2020 compared to the prior year. For the Salt Life reporting unit, we expect results to be negatively impacted in the short term by the temporary closure of retail channels, including the Salt Life-branded retail stores, as a result of the COVID-19 pandemic impact in the U.S. There remains uncertainty as to when these channels will re-open and to what level they will be restored. We have seen continued strength in ecommerce sales channels, including our Salt Life consumer site. During the March quarter ended March 28, 2020, Salt Life web sales increased 20% over the prior year. In April, we have experienced further acceleration of Salt Life ecommerce sales, with sales more than doubling over the same period in the prior year. This continuing revenue stream provides support of the underlying strength of the Salt Life brand and expectations regarding future performance as the U.S economy re-opens. We have also taken actions to improve cash flows and operating income in the short and long-term. The DTG2Go business has experienced a notable increase in sales orders in the final week of the fiscal 2020 March quarter that has further accelerated into April. In April 2020, the average daily orders received is more than double that of March 2020 and approximates the average daily orders received during the December 2019 holiday period.  Greater than 90% of DTG2Go sales come through ecommerce sales channels, which show positive sales trends during the COVID-19 pandemic. Considering the significant excess of fair value over carrying value in the prior year impairment evaluations and the leading indicators of strong Salt Life ecommerce and DTG2Go sales in recent weeks, we concluded that it is more likely than not that the fair values of the Salt Life and DTG2Go reporting units are greater than the carrying value.

Although we are aggressively managing our response to the recent COVID-19 pandemic, its impact on the Salt Life and DTG2Go reporting units' full year fiscal 2020 and beyond results and cash flows is uncertain. We believe that the most significant elements of uncertainty are the intensity and duration of the impact on retailers as well as the ability of our customers, supply chain, and distribution to operate with minimal disruption for the remainder of fiscal 2020 and beyond, all of which could negatively impact the reporting units' financial position, results of operations, cash flows, and outlook. Given the current macro-economic environment and the uncertainties regarding its potential impact on our business, there can be no assurance that our estimates and assumptions used in our impairment tests will prove to be accurate predictions of the future. If our assumptions regarding fair value are not achieved, it is possible that an impairment review may be triggered and goodwill or other intangible assets may be impaired in a future period.

Amortization expense for intangible assets was $0.4 million and $0.5 million for the three-month periods ended March 28, 2020, and March 30, 2019, respectively, and $0.9 million and $1.0 million for the six-month periods ended March 28, 2020, and March 30, 2019, respectively. Amortization expense is estimated to be approximately $1.7 million for fiscal year 2020, $1.6 million for each of fiscal years 2021 and 2022, $1.5 million for fiscal year 2023, and approximately $1.4 million for fiscal year 2024.

Note Q—Subsequent Events

On April 27, 2020, Delta Apparel, Inc. and its subsidiaries, M.J. Soffe, LLC, Culver City Clothing Company (f/k/a Junkfood Clothing Company), Salt Life, LLC, and DTG2Go, LLC (f/k/a Art Gun, LLC) entered into a Fifth Amendment to the Fifth Amended and Restated Credit Agreement with Wells Fargo Bank (the “Agent”) and the other lenders set forth therein (the “Fifth Amendment”). The Fifth Amendment amends the financial covenant provisions from the amendment date through October 3, 2020, including effectively lowering the minimum availability thresholds and removing the requirement that our Fixed Charge Coverage Ratio (“FCCR”) for the preceding 12-month period must not be less than 1.1 to 1.0. The Fifth Amendment also, among other things, (i) allows for an additional 30 days of aged receivables from customers in the borrowing base through August 1, 2020, (ii) ceases amortization of real estate and machinery and equipment assets in the borrowing base through August 1, 2020, (iii) postpones amortization of trademark assets in the borrowing base until October 4, 2020; (iv) amends the definition of Fixed Charge Coverage Ratio to reference the monthly amortization of the borrowing bases that were amended as part of the Fourth Amendment to the Fifth Amended and Restated Credit Agreement on November 19, 2019, (v) amends the LIBOR rate definition to include a floor rate of 1.0%, and (vi) requires weekly reporting of accounts receivable to the Agent through October 3, 2020.

We expect the Fifth Amendment will enhance our borrowing base and allow us to access more of our availability under the Amended Credit Agreement while easing the financial covenant restrictions for the remainder of fiscal 2020.

See Part II, Item 5. Other Information for additional detail regarding the Fifth Amendment.

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

Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based on our current expectations and are necessarily dependent upon assumptions, estimates and data that we believe are reasonable and accurate but may be incorrect, incomplete or imprecise. Forward-looking statements are subject to a number of business risks and inherent uncertainties, any of which could cause actual results to differ materially from those set forth in or implied by the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in forward-looking statements include, among others, the following:

•	the volatility and uncertainty of cotton and other raw material prices and availability;
•	the general U.S. and international economic conditions;
•	the COVID-19 pandemic impact on our operations, financial condition, liquidity, and capital investments:
•	the competitive conditions in the apparel industry;
•	restrictions on our ability to borrow capital or service our indebtedness;
•	deterioration in the financial condition of our customers and suppliers and changes in the operations and strategies of our customers and suppliers;
•	our ability to predict or react to changing consumer preferences or trends;
•	our ability to successfully open and operate new retail stores in a timely and cost-effective manner;
•	changes in economic, political or social stability at our offshore locations;
•	significant interruptions or disruptions within our manufacturing, distribution or other operations;
•	our ability to attract and retain key management;
•	significant changes in our effective tax rate;
•	interest rate fluctuations increasing our obligations under our variable rate indebtedness;
•	the ability to raise additional capital;
•	the ability to grow, achieve synergies and realize the expected profitability of acquisitions;
•	the volatility and uncertainty of energy, fuel and related costs;
•	material disruptions in our information systems related to our business operations;
•	compromises of our data security;
•	significant litigation in either domestic or international jurisdictions;
•	recalls, claims and negative publicity associated with product liability issues;
•	the ability to protect our trademarks and other intellectual property;
•	the impairment of acquired intangible assets;
•	changes in international trade regulations;
•	our ability to comply with trade regulations;
•	changes in employment laws or regulations or our relationship with employees;
•	foreign currency exchange rate fluctuations;
•	negative publicity resulting from violations of manufacturing standards or labor laws or unethical business practices by our suppliers and independent contractors;
•	the illiquidity of our shares; and
•	price volatility in our shares and the general volatility of the stock market.

A detailed discussion of significant risk factors that have the potential to cause actual results to differ materially from our expectations is set forth in Item 1A of this report entitled "Risk Factors" in this Form 10-Q and in Part 1 under the subheading "Risk Factors" in our Annual Report on Form 10-K for our fiscal year ended September 28, 2019, filed with the SEC. Any forward-looking statements in this Quarterly Report on Form 10-Q do not purport to be predictions of future events or circumstances and may not be realized. Further, any forward-looking statements are made only as of the date of this Quarterly Report on Form 10-Q, and we do not undertake to publicly update or revise the forward-looking statements, except as required by the federal securities laws.

Business Outlook

Our fiscal 2020 second quarter was trending towards a projected 9% increase in sales for our fiscal 2020 March quarter until the COVID-19 pandemic halted retail in the U.S. in mid-March.  With this March impact, our sales declined 6% for the 2020 quarter compared to prior year. Despite these headwinds, we are pleased to have delivered strong gross margin performance that more than offset our lower sales performance during the quarter.

Second quarter fiscal 2020 reported gross margins improved 290 basis points from the prior year to 21.3% as we leveraged our vertical manufacturing platform and benefited from internal process efficiencies implemented over the last several quarters.  The March 2020 gross margins were hurt by approximately $1.9 million, or 200 basis points, of plant curtailment expenses caused by government-mandated country closures in El Salvador and Honduras in March 2020. Adjusting for these plant curtailment expenses, gross margins would have been 23.3% during the March 2020 quarter, an improvement of 490 basis points from the prior year and 260 basis points from the fiscal 2020 December quarter.

The strength of our business model remains anchored in our diversification of our sales channels and our unique business capabilities, as well as our geographic diversification across the U.S., Central America, and Mexico.  We are leveraging our clear competitive advantages in this disruptive period to gain greater business traction with existing customers and attract new customers to Delta Apparel.  Unlike many apparel companies, we are not disproportionately exposed to any specific customer or sales channel, such as brick and mortar, department stores, mass merchants or wholesale distributors.  Over 17% of our sales are generated through various ecommerce channels, including our branded consumer websites and our DTG2Go business.  Sales on our Salt Life website increased nearly 20% in the March 2020 quarter compared to prior year.  In April, we have experienced further acceleration of Salt Life ecommerce sales with sales more than doubling over the same period in the prior year. Sales on our Soffe consumer website in April have also more than doubled over prior year, and we are experiencing strong sales of Soffe product on ecommerce sites of our retail partners.

We have a unique business model with proprietary technology in DTG2Go whose advantages are more transparent to the marketplace in this time of supply chain disruption combined with consumer restrictions on traditional shopping habits.  The DTG2Go business experienced headwinds in early March related to the COVID-19 pandemic, but orders increased the last week of March and have accelerated further in April, with increased demand from existing customers and the rapid onboarding of several new customers. In April 2020, the average daily orders received is more than double that of March 2020 and approximates the average daily orders received during the December 2019 holiday period. Greater than 90% of DTG2Go sales come through ecommerce sales channels, which have shown positive sales trends during the COVID-19 pandemic. With the recent supply chain disruptions in the marketplace, customers appear to be appreciating DTG2Go’s strong competitive advantages with our large geographic network of production facilities, half of which are integrated with our Delta distribution facilities. Although the order backlog at DTG2Go is currently significant, we remain temporarily limited in our production output as adjustments were made to work schedules and in our facilities to comply with social distancing guidelines and curfews implemented by certain local governments.  We expect the current positive trends at DTG2Go will continue into the future, as we believe that as the retail market evaluates their go-forward strategy, there will be an increased adoption rate for the on-demand supply chain model.

We are also seeing strength within our military business, which historically has represented about 5% of our overall revenue.  We service all branches of the military, and are seeing solid orders during this pandemic, with opportunities for growth.

Overall we estimate that approximately 25% of our revenue has not been hurt by the COVID-19 pandemic, and in many situations has experienced an acceleration of growth.  The remaining business, however, has been significantly impacted in the near-term, and it is unclear at this point how quickly and to what extent it will recover.

We are committed to servicing our customers with same-day shipping, picking to the piece level, retail ready packaging and EDI support, and operate the majority of our business based on at-once orders.  We maintain an inventory position, located in our US-based distribution centers, to service the business.  Since mid-March, our manufacturing operations in El Salvador and Honduras have been curtailed due to government-mandated country-wide shutdowns.  We have, however, been able to continue operations in our U.S. manufacturing facilities, which principally service the military business, and in our Mexico-based facilities, which are producing private-label and catalog products.  We are also producing face masks and face coverings in our facilities in North Carolina and Mexico, and recently received approval for a small group of employees in Honduras and El Salvador to also produce face masks.  This allows us to keep more workers actively employed and provides an additional revenue stream for Delta Apparel.  We expect to restart production at our manufacturing facilities in El Salvador and Honduras when conditions in these countries allow and demand rebuilds to a level that requires additional production.  We will also evaluate the level of social distancing and other protocols required, which could limit the number of employees allowed in our facilities when production resumes.

While we are unable to quantify the impact on our forward results, we have taken swift and decisive action to navigate through these difficult times to strengthen our financial position, as we prudently preserve cash to improve our liquidity. We immediately paused capital projects that were not critical in the short term to the business, suspended our share repurchase program, and took actions to reduce our fixed costs.  We have temporarily furloughed or permanently terminated approximately 300 employees in the U.S., and have also reduced spending across all aspects of the business.  As it relates to the CARES Act, we are taking advantage of payroll tax deferrals and credits that are afforded to companies our size with the newly enacted legislation.  On April 27, 2020, we secured a bridge amendment to our U.S. revolving credit facility, which provides additional flexibility and increased access to the availability provided under the agreement.  We are also looking at other available debt financing options that may be prudent.

During these unprecedented times, we are benefiting from our fully-integrated and diversified business model.  We believe we are in a solid financial position and are confident we will emerge from this pandemic stronger, ready to profitably grow our business and continue to provide value for all of our stakeholders.

Results of Operations

Our financial results have been presented on a generally accepted accounting principles ("GAAP") basis and, in certain limited instances, we have presented our financial results on a GAAP and non-GAAP (“adjusted”) basis, which is further described in the sections entitled “Non-GAAP Financial Measures.”

Net sales for the March quarter were $96.7 million compared to sales of $102.8 million in the prior year March quarter. Prior to the COVID-19 pandemic in the United States, our second quarter sales were growing but the mid-March shutdowns in retail channels dramatically halted revenue during the final month of the quarter. For the first six months of 2020, net sales were $192.6 million compared to $204.5 million. The first quarter sales were hurt by the shortened holiday calendar and mid-week Christmas Day, combined with earlier shipping cut-off for in-hands holiday receipts.

Our retail stores and ecommerce sales, including our direct-to-consumer and business-to-business ecommerce sites, increased 16% over the prior year three-month period. The growth was driven by increased sales on our Activewear and Salt Life ecommerce sites as well as growth at our Salt Life retail stores. Retail and ecommerce sales represented 9% of total revenues for the three-month and six-month periods ended March 28, 2020, compared to 7% and 8% for the three-month and six-month periods ended March 30, 2019, respectively.

Net sales in the Delta Group segment were $84.2 million compared to $89.5 million in the prior year. The strong sales growth in our FunTees business, including shipments to several new direct-to-retail programs in the current year, was offset by declines in our Catalog business, which was impacted by the COVID-19 pandemic. Our DTG2Go business was also impacted by the pandemic in early March with orders rebounding the last week of March.

The Salt Life Group segment second quarter revenue was $12.5 million compared to $13.3 million in the prior year period. The segment was impacted by the temporary closure of retail, including our Salt Life branded retail stores, in March based on government guidelines for COVID-19. However, our direct-to-consumer web sales increased by nearly 20% from the prior year.

Gross margins in the second quarter expanded 290 basis points from the prior quarter to 21.3% despite being reduced by $1.9 million, or 200 basis points, from plant curtailments caused by government-mandated country closures in El Salvador and Honduras in March.  For the first six months of fiscal year 2020, gross margins improved by 270 basis points from the prior year to 21.0% from manufacturing efficiencies as well as lower raw material costs.

The Delta Group segment gross margins grew to 17.8% from 14.0% in the prior year from the continued process efficiencies and further leveraging of the segment’s integrated vertical manufacturing platform. The segment incurred $1.9 million in expenses associated with plant curtailments. Adjusting for the $1.9 million, or 230 basis points, in plant curtailment expenses, gross margins would have been 20.1% during the March 2020 quarter, an improvement of 610 basis points from the prior year and 150 basis points from the fiscal 2020 December quarter.  Gross margins expanded 320 basis points from prior year to 18.2% for the first six months of fiscal year 2020.

The Salt Life Group segment gross margins were 44.8% in the second quarter compared to 48.0% in the prior year quarter as recently-enacted tariffs increased product costs.  Gross margins for the first six months of fiscal year 2020 were 46.2% when compared to the prior year 48.4%.

Selling, general, and administrative expenses ("SG&A") were $17.9 million, or 18.5%, of sales compared to $17.1 million, or 16.6% of sales, in the prior year. The increase resulted from investments in our distribution expansion and fixed costs not fully leveraged against revenues.  SG&A for the first six months of fiscal year 2020 were $36.1 million, or 18.7% of sales, compared to $33.8 million, or 16.5% of sales, in the prior year.

Other income in both years primarily includes profits related to our Honduran equity method investment and valuation changes in our contingent consideration liabilities.

Operating income in the second quarter was $3.6 million compared to $2.7 million in the prior year.  For the first six months, operating income was $6.2 million compared to $2.7 million in the prior year.

The Delta Group segment operating income increased in the current fiscal year quarter by $1.7 million to $5.1 million, or 6.0% of net sales, compared to $3.4 million, or 3.8% of net sales in the prior year. The increase is attributable to the strong gross margin expansion, partially offset by lower sales and higher distribution expenses.  For the first six months of fiscal year 2020, Delta Group segment income was $12.3 million compared to $6.1 million in the prior year.

The Salt Life Group segment operating income was $1.5 million, or 12.5% of sales compared to prior year $2.7 million, or 21.4% of sales. For the first six months of fiscal year 2020, Salt Life Group segment income was $0.8 million compared to $3.0 million in the prior year. Operating income declined from lower sales coupled with higher product costs from the newly-enacted tariffs on imported goods.  In addition, the prior year benefited from higher favorable adjustments to the fair value of contingent earn-out liability.

Net interest expense for the second quarter was $1.8 million compared to $2.0 million in the prior year.  For the first six months of fiscal year 2020, interest expense was $3.6 million compared to $3.8 million in the prior year.  The lower interest expense is due to favorable interest rates in the current fiscal year.

Our effective tax rate for the six-month period ended March 28, 2020, was 20.3%. This compares to an effective tax rate of 74.6% for the same period in the prior year, and 5.5% for the fiscal year ended September 28, 2019. See Note L—Income Taxes for more information.

We achieved net earnings for the second fiscal quarter of $1.3 million, or $0.19 per diluted share, an increase of 46% compared to the prior year $0.9 million, or $0.13 per diluted share. When adjusted for the $1.9 million pre-tax, or $0.20 per diluted share, of plant curtailment expenses, our net earnings would have been $0.39 per diluted share in the 2020 fiscal second quarter.  Net income for the first six months was $2.2 million, or $0.32 per diluted share, compared to the prior year $0.2 million net loss, or $0.03, per diluted share.

Accounts receivable were $58.7 million at March 28, 2020, compared to $59.3 million as of September 28, 2019. Days sales outstanding ("DSO") as of March 28, 2020, were 55 days compared to 48 days at September 28, 2019. We experienced slower collections on accounts receivable in March 2020 from customers extending terms due to the COVID-19 pandemic.

Net inventory was $197.3 million as of March 28, 2020, an increase of $18.2 million from September 28, 2019. The increase is from our seasonal build of inventory as well as the stronger mix of fashion basics, fleece and performance products in inventory to support the then-anticipated growth in these categories. Inventory levels at March 28, 2020 were higher than planned from the lower March 2020 sales, and we anticipate will remain higher due to lower anticipated sales in the second half of fiscal 2020, partially offset by the temporary closures of certain manufacturing operations and initiatives to manage inventory levels through the COVID-19 pandemic.

Capital spending was $4.1 million and $6.7 million for the three-months and six month periods ending March 28, 2020, respectively. The spending primarily related to investments in our distribution expansion as well as investments in our retail stores.  Depreciation and amortization expense, including non-cash compensation, was $7.6 million for the first six months of fiscal year 2020.

Total debt, including capital lease financing, as of the end of the fiscal 2020 second quarter was $167.9 million compared to $135.1 million at fiscal 2019 year-end due to seasonal higher working capital, share repurchases, and investments in distribution facilities.

Non-GAAP Financial Measures

We provide all information required in accordance with U.S. GAAP, but we believe that evaluating our ongoing operating results may be difficult if limited to reviewing only U.S. GAAP financial measures. In an effort to provide investors with additional information regarding the Company’s results, we also provide non-GAAP information that management believes is useful to investors. We discuss gross margins and net earnings per share, adjusted for discrete items, as performance measures because management uses these measures in evaluating the Company’s underlying performance on a consistent basis across periods. We also believe these measures are frequently used by securities analysts, investors and other interested parties in the evaluation of the Company’s ongoing performance. These non-GAAP measures have limitations as analytical tools, and securities analysts, investors and other interested parties should not consider any of these non-GAAP measures in isolation or as a substitute for analysis of our results as reported under U.S. GAAP. These non-GAAP measures may not be comparable to similarly titled measures used by other companies.

Liquidity and Capital Resources

Operating Cash Flows

Operating activities used $10.2 million and $8.3 million in cash in the first six months of fiscal year 2020 and 2019, respectively. The additional use of cash in the current year is primarily due to additional inventory levels driven by broader product offerings within Activewear, partially offset by improved operating income and higher collections from customers.

Investing Cash Flows

Cash outflows for capital expenditures were $3.9 million during the first six months of fiscal year 2020 compared to $2.1 million in the same period last year. Capital expenditures in both periods primarily related to investments in our distribution expansion and investments in our retail stores, in addition to machinery and equipment. There was an additional $3.1 million in expenditures financed under capital lease arrangements and $1.5 million in unpaid expenditures as of March 28, 2020.

On October 8, 2018, our DTG2Go, LLC subsidiary purchased substantially all of the assets of Silk Screen Ink, Ltd. d/b/a SSI Digital Print Services ("SSI"), a premium provider of direct-to-garment digital printed products. The SSI acquisition purchase price consisted of $2.0 million in cash, a promissory note for $7.0 million and $3.0 million in capital lease funding secured by the acquired fixed assets. The cash portion of the purchase price included: (i) a payment at closing of $2.0 million, and (ii) a post-closing net working capital adjustment of $0.7 million. In the first six months of fiscal year 2020, we repaid approximately $1.7 million under the promissory note and capital lease funding.

We now anticipate our fiscal year 2020 capital expenditures, including those financed under capital leases, to be approximately $13 million to $15 million, compared to our previous estimates of $25 million to $28 million for the year. In March 2020, we took action to significantly reduce or delay capital projects that were not critical to the business in the near-term, which resulted in a nearly 65% reduction in capital spending for the second half of fiscal year 2020. We have also temporarily delayed the expansion of our Clinton, Tennessee distribution center. The remaining capital expenditures for fiscal year 2020 will be focused on completing capital projects that were in process during March 2020, such as distribution and direct-to-consumer initiatives.

Financing Activities

During the six months ended March 28, 2020, cash provided by financing activities was $24.7 million compared to $15.4 million provided by financing activities for the six months ended March 29, 2019. The cash provided by our financing activities during the first six months of fiscal years 2020 and 2019 was used to fund our operating activities and capital expenditures as well as the SSI acquisition in fiscal year 2019.

Future Liquidity and Capital Resources

See Note F – Debt to the Condensed Consolidated Financial Statements for discussion of our various financing arrangements, including the terms of our revolving U.S. credit facility. See Note Q—Subsequent Events to the Condensed Consolidated Financial Statements for a discussion of the Fifth Amendment to the Fifth Amended and Restated Credit Agreement entered into on April 27, 2020 (the “Fifth Amendment”).

Our credit facility, as amended on April 27, 2020, as well as cash flows from operations, are intended to fund our day-to-day working capital needs, and along with capital lease financing arrangements, to fund our planned capital expenditures. However, any material deterioration in our results of operations, such as could occur with the COVID-19 pandemic, may result in the loss of our ability to borrow under our U.S. revolving credit facility and to issue letters of credit to suppliers, or may cause the borrowing availability under that facility to be insufficient for our needs. Availability under our credit facility is primarily a function of the levels of our accounts receivable and inventory. A significant deterioration in our accounts receivable or inventory levels could restrict our ability to borrow additional funds or service our indebtedness.

Prior to the Fifth Amendment executed on April 27, 2020, our credit facility included a financial covenant that if the availability under our credit facility falls below the amounts specified in our U.S. credit agreement, our fixed charge coverage ratio (FCCR) for the preceding 12-month period must not be less than 1.1 to 1.0. We were not subject to the FCCR covenant at March 28, 2020, because our availability was above the minimum required under the Amended Credit Agreement, but we would have satisfied our financial covenant had we been subject to it. The Fifth Amendment amends the financial covenant provisions from the amendment date through October 3, 2020, including effectively lowering the minimum availability thresholds and removing the requirement that our FCCR for the preceding 12-month period must not be less than 1.1 to 1.0. Following the expiration of these Fifth Amendment terms on October 3, 2020, a significant deterioration in our business could cause our availability to fall below minimum thresholds, thereby requiring us to maintain the minimum FCCR specified in our credit agreement.

Purchases By Delta Apparel Of Its Own Shares

During the six months ended March 28, 2020, we purchased 99,971 shares of our common stock for an aggregate $2.0 million the quarter ended March 28, 2020 (see Note O—Repurchase of Common Stock). As of March 28, 2020, there was $7.5 million of repurchase authorization remaining under our Stock Repurchase Program. During March 2020, we temporarily suspended share repurchases in an effort to preserve liquidity during the COVID-19 pandemic.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 28, 2020, and, based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures were effective as of March 28, 2020.

Changes in Internal Control Over Financial Reporting

There was no change during the second quarter of fiscal year 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

See Note N—Legal Proceedings, in Part I, Item 1, which is incorporated herein by reference.

Item 1A.	Risk Factors

We operate in a rapidly changing, highly competitive business environment that involves substantial risks and uncertainties. The risk factors described in Part 1, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended September 28, 2019, as revised below, as well as risks described elsewhere in this report or in our other filings with the SEC, could materially affect our business, financial condition or operating results and the value of Company securities held by investors and should be carefully considered in evaluating our Company and the forward-looking statements contained in this report or future reports. The risks described below are not the only risks facing Delta Apparel. Additional risks not presently known to us or that we currently do not view as material may become material and may impair our business operations. Any of these risks could cause, or contribute to causing, our actual results to differ materially from expectations.

The risk factor described below updates the risk factors disclosed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended September 28, 2019, to include additional information.

The COVID-19 pandemic could have a material adverse effect our ability to operate, results of operations, financial condition, liquidity, and capital investments. The World Health Organization has declared the COVID-19 outbreak a pandemic, and the virus continues to spread in areas where we operate and sell our products. The COVID-19 pandemic and similar pandemics or disruptions in the future could have a material adverse effect on our ability to operate, results of operations, financial condition, liquidity, and capital investments. Several public health organizations have recommended, and some local and foreign governments have implemented, certain measures to slow and limit the transmission of the virus, including shelter in place and social distancing ordinances. Such preventive measures, or others we may voluntarily put in place, may have a material adverse effect on our business for an indefinite period of time, such as the potential shutdown of certain locations, decreased employee availability, potential border closures, and others. Since mid-March 2020, all of our branded retail locations have been closed in compliance with guidelines for retail store operations. Our facilities in El Salvador and Honduras have been temporarily closed since mid-March due to the government-mandated country shutdowns. Uncertainty remains as to when these locations will be permitted to resume operations.

Many of our customers and suppliers also face these and other challenges, which could lead to reduced demand for our products and services and a disruption in our supply chain. These challenges could impair our customers' ability to pay all or a portion of amounts owed to us per the sales agreements, resulting in reduced cash flows and charges incurred for bad debt.  These issues may also materially affect our future access to our sources of liquidity, particularly our cash flows from operations, financial condition, capitalization, and capital investments.

The extent to which COVID-19 impacts our business will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the pandemic, new information that may emerge concerning the severity of COVID-19, and public and private actions to contain COVID-19 or treat its impact. The COVID-19 pandemic has and will likely continue to result in social, economic, and labor instability in the countries in which we or the third parties with whom we engage operate. The long-term economic impact and near-term financial impacts of the COVID-19 pandemic, including but not limited to, possible impairment, restructuring, and other charges, as well as overall impact on our business, results of operations, financial condition, liquidity, or capital resources and investments, cannot be reliably quantified or estimated at this time due to the uncertainty of future developments.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) Repurchases of Common Stock

See Note O—Repurchase of Common Stock, Part I, in Item 1, which is incorporated herein by reference.

Item 5.	Other Information

Fifth Amendment to the Fifth Amended and Restated Credit Agreement

On April 27, 2020, Delta Apparel, Inc. and its subsidiaries, M.J. Soffe, LLC, Culver City Clothing Company (f/k/a Junkfood Clothing Company), Salt Life, LLC, and DTG2Go, LLC (f/k/a Art Gun, LLC) entered into a Fifth Amendment to the Fifth Amended and Restated Credit Agreement with Wells Fargo Bank (the “Agent”) and the other lenders set forth therein (the “Fifth Amendment”). The Fifth Amended and Restated Credit Agreement, dated as of May 10, 2016, was filed as Exhibit 10.1 to Delta Apparel’s Quarterly Report on Form 10-Q filed with the SEC on May 12, 2016. The First Amendment to the Amended Credit Agreement was filed as Exhibit 10.2.5 to Delta Apparel’s Annual Report on Form 10-K filed with the SEC on November 28, 2017. The Consent and Second Amendment to the Amended Credit Agreement was filed as Exhibit 10.1 to Delta Apparel’s Form 8-K filed with the SEC on March 13, 2018. The Consent and Third Amendment to the Amended Credit Agreement was filed as Exhibit 10.1 to Delta Apparel’s Form 8-K filed with the SEC on October 9, 2018. The Consent and Fourth Amendment to the Amended Credit Agreement was filed as Exhibit 10.2.8 to Delta Apparel's Annual Report on Form 10-K filed with the SEC on November 21, 2019.

The Fifth Amendment amends the financial covenant provisions from the amendment date through October 3, 2020, including lowering the minimum availability thresholds and removing the requirement that our Fixed Charge Coverage Ratio (“FCCR”) for the preceding 12-month period must not be less than 1.1 to 1.0. The Fifth Amendment also, among other things, (i) allows for an additional 30 days of aged receivables from customers in the borrowing base through August 1, 2020, (ii) ceases amortization of real estate and machinery and equipment assets in the borrowing base through August 1, 2020, (iii) postpones amortization of trademark assets in the borrowing base until October 4, 2020; (iv) amends the definition of Fixed Charge Coverage Ratio to reference the monthly amortization of the borrowing bases that were amended as part of the Fourth Amendment to the Fifth Amended and Restated Credit Agreement on November 19, 2019, (v) amends the LIBOR rate definition to include a floor rate of 1.0%, and (vi) requires weekly reporting of accounts receivable to the Agent through October 3, 2020.

We expect the Fifth Amendment will enhance our borrowing base and allow us to access more of our availability under the Amended Credit Agreement while easing the financial covenant restrictions for the remainder of fiscal 2020.

The foregoing summary of the Fifth Amendment and the transactions contemplated thereby does not purport to be complete and is qualified in its entirety by reference to the text of the Fifth Amendment, which is filed herewith as Exhibit 10.1 to this Quarterly Report on Form 10-Q and which is incorporated herein by reference.

Separate from the relationship related to the Amended Credit Agreement, as amended, certain lenders thereunder have engaged in, or may in the future engage in, transactions with, and perform services for, Delta Apparel, Inc. and/or its subsidiaries in the ordinary course of business.

Item 6.	Exhibits

Exhibits

10.1

Fifth Amendment to Fifth Amended and Restated Credit Agreement, dated April 27, 2020, among Delta Apparel, Inc., M.J. Soffe, LLC, Culver City Clothing Company, Salt Life, LLC, and DTG2Go, LLC, and the financial institutions named therein as Lenders, and Wells Fargo Bank, National Association, as agent for Lenders.

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

DELTA APPAREL, INC. (Registrant)

Date	April 30, 2020	By:	/s/ Deborah H. Merrill
Deborah H. Merrill Chief Financial Officer and President, Delta Group