Form 10-Q
period 2020-06-27
DELTA APPAREL, INC
filed 2020-07-30
CIK 1101396

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2020

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

As of July 23, 2020, there were outstanding 6,890,118 shares of the registrant’s common stock, par value of $0.01 per share, which is the only class of outstanding common or voting stock of the registrant.

PART 1.	FINANCIAL INFORMATION

Item 1.	Financial Statements

Delta Apparel, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Amounts in thousands, except share amounts and per share data)

(Unaudited)

	June 27, 2020	September 28, 2019
Assets
Current Assets:
Cash and cash equivalents	$14,520	$605
Accounts receivable, less allowances of $1,563 and $327, respectively	51,397	59,337
Other receivables	470	1,550
Income tax receivable	700	729
Inventories, net	158,015	179,107
Prepaid expenses and other current assets	3,085	2,270
Total current assets	228,187	243,598

Property, plant and equipment, net of accumulated depreciation of $89,634 and $81,787, respectively	61,273	61,404
Goodwill	37,897	37,897
Intangibles, net	20,341	21,607
Deferred income taxes	7,143	1,514
Operating lease assets	42,920	-
Equity method investment	10,273	10,388
Other assets	2,398	1,580
Total assets	$410,432	$377,988

Liabilities and Equity
Current liabilities:
Accounts payable	$55,004	$52,320
Accrued expenses	18,927	20,791
Current portion of contingent consideration	2,685	2,790
Current portion of finance leases	7,099	6,434
Current portion of operating leases	8,720	-
Current portion of long-term debt	8,046	6,540
Total current liabilities	100,481	88,875

Long-term taxes payable	3,585	3,977
Long-term contingent consideration	4,096	6,304
Long-term finance leases, less current maturities	12,934	12,836
Long-term operating leases, less current maturities	35,152	-
Long-term debt, less current maturities	113,939	109,296
Deferred income taxes	1,356	1,519
Other non-current liabilities	2,379	1,293
Total liabilities	$273,922	$224,100

Shareholder's equity:
Preferred stock - $0.01 par value, 2,000,000 shares authorized, none issued and outstanding	-	-
Common stock - $0.01 par value, 15,000,000 authorized, 9,646,972 shares issued, and 6,890,118 and 6,921,417 shares outstanding as of June 27, 2020, and September 28, 2019, respectively	96	96
Additional paid-in capital	60,154	59,855
Retained earnings	121,390	136,937
Accumulated other comprehensive loss	(1,430)	(969)
Treasury stock - 2,756,854 and 2,725,555 shares as of June 27, 2020, and September 28, 2019, respectively	(43,133)	(41,750)
Equity attributable to Delta Apparel, Inc.	137,077	154,169
Equity attributable to non-controlling interest	(567)	(281)
Total equity	136,510	153,888
Total liabilities and equity	$410,432	$377,988

See accompanying Notes to Condensed Consolidated Financial Statements.

Delta Apparel, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019

Net sales	$71,801	$119,260	$264,351	$323,773
Cost of goods sold	68,819	94,470	220,893	261,505
Gross profit	2,982	24,790	43,458	62,268

Selling, general and administrative expenses	15,206	17,931	51,130	51,771
Other loss (income), net	9,364	(1,477)	7,724	(574)
Operating (loss) income	(21,588)	8,336	(15,396)	11,071

Interest expense, net	1,710	1,989	5,320	5,739
(Loss) earnings before (benefit from) provision for income taxes	(23,298)	6,347	(20,716)	5,332
(Benefit from) provision for income taxes	(5,454)	1,510	(4,884)	896
Consolidated net (loss) earnings	(17,844)	4,837	(15,832)	4,436
Net loss attributable to non-controlling interest	63	89	286	283
Net (loss) earnings attributable to shareholders	$(17,781)	$4,926	$(15,546)	$4,719

Basic (loss) earnings per share	$(2.58)	$0.71	$(2.24)	$0.68
Diluted (loss) earnings per share	$(2.58)	$0.70	$(2.24)	$0.67

Weighted average number of shares outstanding	6,890	6,928	6,932	6,931
Dilutive effect of stock awards	-	152	-	134
Weighted average number of shares assuming dilution	6,890	7,080	6,932	7,065

See accompanying Notes to Condensed Consolidated Financial Statements.

Delta Apparel, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive (Loss) Income

(Amounts in thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019

Net (loss) earnings attributable to shareholders	$(17,781)	$4,926	$(15,546)	$4,719
Other comprehensive income (loss) related to unrealized gain (loss) on derivatives, net of income tax	3	(394)	(461)	(1,023)
Consolidated comprehensive (loss) income	$(17,778)	$4,532	$(16,007)	$3,696

See accompanying Notes to Condensed Consolidated Financial Statements.

Delta Apparel, Inc. and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity

(Amounts in thousands, except share amounts)

(Unaudited)

					Accumulated
			Additional		Other			Non-
	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Controlling
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Interest	Total
Balance as of September 29, 2018	9,646,972	$96	$61,979	$128,695	$136	2,737,526	$(40,881)	$93	$150,118

Net loss	-	-	-	(1,151)	-	-	-	-	(1,151)
Other comprehensive loss	-	-	-	-	(372)	-	-	-	(372)
Net loss attributable to non-controlling interest	-	-	-	-	-	-	-	(76)	(76)
Vested stock awards	-	-	(3,981)	-	-	(153,472)	1,867	-	(2,114)
Purchase of common stock	-	-	-	-	-	92,148	(1,711)	-	(1,711)
Stock based compensation	-	-	660	-	-	-	-	-	660
Balance as of December 29, 2018	9,646,972	96	58,658	127,544	(236)	2,676,202	(40,725)	17	145,354

Net earnings	-	-	-	942	-	-	-	-	942
Other comprehensive loss	-	-	-	-	(257)	-	-	-	(257)
Net loss attributable to non-controlling interest	-	-	-	-	-	-	-	(117)	(117)
Purchase of common stock	-	-	-	-	-	35,353	(718)	-	(718)
Stock based compensation	-	-	463	-	-	-	-	-	463
Balance as of March 30, 2019	9,646,972	96	59,121	128,486	(493)	2,711,555	(41,443)	(100)	145,667

Net earnings	-	-	-	4,926	-	-	-	-	4,926
Other comprehensive loss	-	-	-	-	(394)	-	-	-	(394)
Net loss attributable to non-controlling interest	-	-	-	-	-	-	-	(90)	(90)
Purchase of common stock	-	-	-	-	-	14,000	(307)	-	(307)
Stock based compensation	-	-	483	-	-	-	-	-	483
Balance as of June 29, 2019	9,646,972	$96	$59,604	$133,412	$(887)	2,725,555	$(41,750)	$(190)	$150,285

					Accumulated
			Additional		Other			Non-
	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Controlling
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Interest	Total
Balance as of September 28, 2019	9,646,972	$96	$59,855	$136,937	$(969)	2,725,555	$(41,750)	$(281)	$153,888

Net earnings	-	-	-	923	-	-	-	-	923
Other comprehensive income	-	-	-	-	131	-	-	-	131
Net loss attributable to non-controlling interest	-	-	-	-	-	-	-	(132)	(132)
Vested stock awards	-	-	(1,615)	-	-	(67,406)	631	-	(984)
Stock based compensation	-	-	585	-	-	-	-	-	585
Balance as of December 28, 2019	9,646,972	96	58,825	137,860	(838)	2,658,149	(41,119)	(413)	154,411

Net earnings	-	-	-	1,311	-	-	-	-	1,311
Other comprehensive loss	-	-	-	-	(595)	-	-	-	(595)
Net loss attributable to non-controlling interest	-	-	-	-	-	-	-	(91)	(91)
Vested stock awards	-	-	4	-	-	(1,266)	15	-	19
Purchase of common stock	-	-	-	-	-	99,971	(2,029)	-	(2,029)
Stock based compensation	-	-	611	-	-	-	-	-	611
Balance as of March 28, 2020	9,646,972	96	59,440	139,171	(1,433)	2,756,854	(43,133)	(504)	153,637

Net loss	-	-	-	(17,781)	-	-	-	-	(17,781)
Other comprehensive income	-	-	-	-	3	-	-	-	3
Net loss attributable to non-controlling interest	-	-	-	-	-	-	-	(63)	(63)
Stock based compensation	-	-	714	-	-	-	-	-	714
Balance as of June 27, 2020	9,646,972	$96	$60,154	$121,390	$(1,430)	2,756,854	$(43,133)	$(567)	$136,510

See accompanying Notes to Condensed Consolidated Financial Statements.

Delta Apparel, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	Nine Months Ended
	June 27, 2020	June 29, 2019
Operating activities:
Consolidated net (loss) earnings	$(15,832)	$4,436
Adjustment to reconcile net (loss) earnings to net cash used in operating activities:
Depreciation and amortization	9,566	8,728
Amortization of deferred financing fees	233	234
Provision for (benefit from) allowances on accounts receivable	1,236	(287)
Provision for inventory market reserves	4,897	152
(Benefit from) provision for deferred income taxes	(5,629)	225
Non-cash stock compensation	1,911	1,603
(Gain) loss on disposal of equipment	(29)	18
Other, net	(318)	(1,642)
Changes in operating assets and liabilities, net of effect of acquisition
Accounts receivable	7,784	(19,731)
Inventories, net	16,195	(1,821)
Prepaid expenses and other current assets	31	(236)
Other non-current assets	(198)	(71)
Accounts payable	2,957	209
Accrued expenses	(1,899)	(572)
Change in net operating lease liabilities	952	-
Income taxes	(328)	(136)
Other liabilities	462	344
Net cash provided by (used in) operating activities	21,991	(8,547)
Investing activities:
Purchases of property and equipment, net	(4,443)	(4,211)
Cash paid for business	(2,243)	(4,599)
Net cash used in investing activities	(6,686)	(8,810)
Financing activities:
Proceeds from long-term debt	312,251	356,141
Repayment of long-term debt	(304,352)	(330,359)
Repayment of capital financing	(2,714)	(3,041)
Payment of contingent consideration	(2,500)	(564)
Payment of deferred financing costs	(1,079)	-
Repurchase of common stock	(2,029)	(2,796)
Payment of withholding taxes on stock awards	(967)	(2,113)
Net cash (used in) provided by financing activities	(1,390)	17,268
Net increase (decrease) in cash and cash equivalents	13,915	(89)
Cash and cash equivalents at beginning of period	605	460
Cash and cash equivalents at end of period	$14,520	$371

See accompanying Notes to Condensed Consolidated Financial Statements.

Delta Apparel, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note A—Basis of Presentation and Description of Business

We prepared the accompanying interim Condensed Consolidated Financial Statements in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles ("U.S. GAAP") for complete financial statements. We believe these Condensed Consolidated Financial Statements include all normal recurring adjustments considered necessary for a fair presentation. Operating results for the three and nine-month periods ended June 27, 2020, are not necessarily indicative of the results that may be expected for our fiscal year ending October 3, 2020. Although our various product lines are sold on a year-round basis, the demand for specific products or styles reflects some seasonality, with sales in our June quarter generally being the highest and sales in our December quarter generally being the lowest. The COVID-19 pandemic occurred during the seasonally strongest months of the business. As such, the historic seasonality may not be indicative of future results. In addition, during the June quarter of fiscal year 2020, we incurred approximately $23.1 million of non-recurring expenses as a result of the COVID-19 pandemic. These Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and footnotes included in our Annual Report on Form 10-K for our fiscal year ended September 28, 2019, filed with the United States Securities and Exchange Commission (“SEC”).

Delta Apparel, Inc. (collectively with DTG2Go, LLC, Salt Life, LLC, M.J. Soffe, LLC, and other subsidiaries, "Delta Apparel," "we," "us," "our," or the "Company") is a vertically-integrated, international apparel company. With approximately 8,700 employees worldwide, we design, manufacture, source, and market a diverse portfolio of core activewear and lifestyle apparel products under our primary brands of Salt Life®, COAST®, Soffe®, and Delta. We are a market leader in the direct-to-garment digital print and fulfillment industry, bringing DTG2Go technology and innovation to the supply chain of our customers. We specialize in selling casual and athletic products through a variety of distribution channels and tiers, including outdoor and sporting goods retailers, independent and specialty stores, better department stores and mid-tier retailers, mass merchants and e-retailers, the U.S. military, and through our business-to-business ecommerce sites. Our products are also made available direct-to-consumer on our websites and in our branded retail stores. This diversified distribution allows us to capitalize on our strengths to provide our activewear and lifestyle apparel products to a broad and evolving customer base whose shopping preferences may span multiple retail channels.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”), which requires lessees to include most leases on the balance sheet as lease liabilities with an associated right-of-use ("ROU") asset. Since the issuance of ASU 2016-02, the FASB released several amendments to improve and clarify the implementation guidance, as well as to change the allowable adoption methods. These standards have been collectively codified within Accounting Standard Codification, ("ASC ") 842, Leases (“ASC 842”). We adopted ASC 842 using the modified retrospective method and applied the standard to all leases existing as of September 29, 2019. Information for prior years presented has not been restated and continues to reflect the authoritative accounting standards in effect for those periods. We elected to use the package of practical expedients that allows us to carryforward our historical assessments of whether existing contracts contain leases, determinations of lease classification, and treatments of initial direct costs. As of September 29, 2019, we recognized total operating lease liabilities of $44.6 million in our Consolidated Balance Sheets, of which $36.1 million was recorded within Long-term operating leases, less current maturities and $8.5 million was recorded within Current portion of operating leases. We additionally derecognized $0.8 million of previously recorded net deferred rent balances and recorded operating lease ROU assets of $43.8 million related to our operating leases, which are reflected within Operating lease assets in our Consolidated Balance Sheets. The adoption of the new leasing standard had no significant impact on covenants or other provisions of our secured credit facility.

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

 Note D—Revenue Recognition

Our revenue streams consist of retail stores, direct-to-consumer ecommerce, and wholesale channels which are included in our Condensed Consolidated Statements of Operations. The table below identifies the amount and percentage of net sales by revenue stream (in thousands):

	Three Months Ended
	June 27, 2020		June 29, 2019
	$	%	$	%
Retail	$1,179	2%	$1,296	1%
Direct-to-consumer ecommerce	3,153	4%	1,419	1%
Wholesale	67,469	94%	116,545	98%
Net sales	$71,801	100%	$119,260	100%

	Nine Months Ended
	June 27, 2020		June 29, 2019
	$	%	$	%
Retail	$3,374	1%	$3,180	1%
Direct-to-consumer ecommerce	5,920	2%	3,990	1%
Wholesale	255,057	97%	316,603	98%
Net sales	$264,351	100%	$323,773	100%

The table below provides net sales by reportable segment (in thousands) and the percentage of net sales by distribution channel for each reportable segment:

	Third Quarter Fiscal Year 2020
	Net Sales	Retail	Direct-to-consumer ecommerce	Wholesale
Delta Group	$65,543	0.2%	1.0%	98.8%
Salt Life Group	6,258	17.0%	40.4%	42.6%
Total	$71,801

	Third Quarter Fiscal Year 2019
	Net Sales	Retail	Direct-to-consumer ecommerce	Wholesale
Delta Group	$107,409	0.3%	0.3%	99.4%
Salt Life Group	11,851	5.0%	9.1%	85.9%
Total	$119,260

	Year To Date Fiscal Year 2020
	Net Sales	Retail	Direct-to-consumer ecommerce	Wholesale
Delta Group	$238,685	0.2%	0.5%	99.3%
Salt Life Group	25,666	10.9%	18.9%	70.2%
Total	$264,351

	Year To Date Fiscal Year 2019
	Net Sales	Retail	Direct-to-consumer ecommerce	Wholesale
Delta Group	$291,325	0.3%	0.3%	99.4%
Salt Life Group	32,448	7.0%	9.5%	83.5%
Total	$323,773

In determining our estimates for discounts, allowances, chargebacks, and returns, we consider historical and current trends, agreements with our customers and retailer performance. We record these discounts, returns and allowances as a reduction to net sales in our Condensed Consolidated Statements of Operations and as a refund liability in our accrued expenses in our Condensed Consolidated Balance Sheets, with the estimated value of inventory expected to be returned in prepaid and other current assets in our Condensed Consolidated Balance Sheets. As of  June 27, 2020, and September 28, 2019, there was $0.7 million and $1.0 million, respectively, in refund liabilities for customer returns, allowances, markdowns and discounts within accrued expenses.

Note E—Inventories

Inventories, net of reserves of $15.0 million and $10.1 million, as of June 27, 2020, and September 28, 2019, respectively, consisted of the following (in thousands):

	June 27, 2020	September 28, 2019
Raw materials	$12,060	$12,022
Work in process	13,018	17,765
Finished goods	132,937	149,320
	$158,015	$179,107

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

On April 27, 2020, the Borrowers entered into a Fifth Amendment to the Fifth Amended and Restated Credit Agreement with Wells Fargo Bank (the “Agent”) and the other lenders set forth therein (the “Fifth Amendment”). The Fifth Amendment amends the financial covenant provisions from the amendment date through October 3, 2020, including effectively lowering the minimum availability thresholds and removing the requirement that our Fixed Charge Coverage Ratio (“FCCR”) for the preceding 12-month period must not be less than 1.1 to 1.0. The Fifth Amendment also, among other things, (i) allows for an additional 30 days of aged receivables from customers in the borrowing base through August 1, 2020, (ii) ceases amortization of real estate and machinery and equipment assets in the borrowing base through August 1, 2020, (iii) postpones amortization of trademark assets in the borrowing base until October 4, 2020; (iv) amends the definition of Fixed Charge Coverage Ratio to reference the monthly amortization of the borrowing bases that were amended as part of the Fourth Amendment to the Fifth Amended and Restated Credit Agreement on November 19, 2019, (v) amends the LIBOR rate definition to include a floor rate of 1.0%, and (vi) requires weekly reporting of accounts receivable to the Agent through October 3, 2020.

The Amended Credit Agreement allows us to borrow up to $170 million (subject to borrowing base limitations), including a maximum of $25 million in letters of credit. Provided that no event of default exists, we have the option to increase the maximum credit to $200 million (subject to borrowing base limitations), conditioned upon the Administrative Agent's ability to secure additional commitments and customary closing conditions. The Amended Credit Agreement contains a subjective acceleration clause and a “springing” lockbox arrangement (as defined in ASC 470, Debt ("ASC 470")) whereby remittances from customers will be forwarded to our general bank account and will not reduce the outstanding debt until and unless a specified event or an event of default occurs. We classify borrowings under the Amended Credit Agreement as long-term debt with consideration of current maturities.

As of June 27, 2020, there was $106.5 million outstanding under our U.S. revolving credit facility at an average interest rate of 2.9%. Our cash on hand combined with the availability under the U.S. credit facility totaled $45.7 million. At June 27, 2020, and September 28, 2019, there was $6.3 million and $16.1 million, respectively, of retained earnings free of restrictions to make cash dividends or stock repurchases.

Promissory Note

On October 8, 2018, we acquired substantially all of the assets of Silk Screen Ink, Ltd. d/b/a SSI Digital Print Services. In conjunction with the acquisition, we issued a promissory note in the principal amount of $7.0 million. The promissory note bears interest at 6% with quarterly installments which began January 2, 2019, with the final installment due October 1, 2021. As of June 27, 2020, there was $3.5 million outstanding on the promissory note.

Honduran Debt

Since March 2011, we have entered into term loans and a revolving credit facility with Banco Ficohsa, a Honduran bank, to finance both the operations and capital expansion of our Honduran facilities. Each of these loans is secured by a first-priority lien on the assets of our Honduran operations and is not guaranteed by our U.S. entities. These loans are denominated in U.S. dollars and Honduran lempiras and the carrying value of the debt approximates its fair value. The revolving credit facility requires minimum payments during each six-month period of the 12 to 18 month terms; however, the loan agreement permits additional drawdowns to the extent payments are made and certain objective covenants are met. The revolving Honduran debt, by its nature, is not long-term, as it requires scheduled payments each six months. However, as the loan permits us to re-borrow funds up to the amount repaid, subject to certain objective covenants, and we intend to re-borrow funds, subject to those covenants, the amounts have been classified as long-term debt.  In response to COVID-19 pandemic, monthly term loan payments were paused during the June fiscal quarter and resumed in the September fiscal quarter.

Additional information about these loans and the outstanding balances as of June 27, 2020, is as follows (in thousands):

June 27,
2020
Revolving credit facility established March 2011, weighted average interest at 7.5% expiring August 2025	$9,284
Term loan established November 2014, interest at 6.0%, payable monthly with a six-year term	500
Term loan established June 2016, interest at 6.0%, payable monthly with a six-year term	631
Term loan established October 2017, interest at 6.0%, payable monthly with a six-year term	1,420

 Note G—Leases

We lease property and equipment under operating lease arrangements, most of which relate to distribution centers and manufacturing facilities in the U.S., Honduras, El Salvador, and Mexico. We also lease machinery and equipment in the U.S. under finance lease arrangements. We include both the contractual term as well as any renewal option that we are reasonably certain to exercise in the determination of our lease terms. For leases with a term of greater than 12 months, we value lease liabilities and the related assets as the present value of the lease payments over the related term. We apply the short-term lease exception to leases with a term of 12 months or less and exclude such leases from our Condensed Consolidated Balance Sheet. Payments related to these short-term leases are expensed on a straight-line basis over the lease term and are reflected as a component of lease cost within our Condensed Consolidated Statements of Operations. Our operating lease agreements for buildings generally include provisions for the payment of our proportional share of operating costs, property taxes, and other variable payments. These incremental payments are excluded from our calculation of operating lease liabilities and right of use assets. We have elected to use the practical expedient present in ASC 842 to not separate lease and non-lease components for all significant underlying asset classes and instead account for them together as a single lease component in the measurement of our lease liabilities.

Generally, the rate implicit in our operating leases is not readily determinable. Therefore, we discount future lease payments using our estimated incremental borrowing rate at lease commencement. We determine this rate based on a credit-adjusted risk-free rate, which approximates a secured rate over the lease term. The weighted average discount rate for operating leases as of  June 27, 2020, was 4.2%. We discount our finance lease payments based on the rate implicit and stated in the lease. The weighted average discount rate for finance leases as of  June 27, 2020, was 5.2%.

The following table presents the future undiscounted payments due on our operating and finance lease liabilities as well as a reconciliation of those payments to our operating and finance lease liabilities, recorded as of  June 27, 2020 (in thousands):

	Operating	Finance
	Leases	Leases
2020	$2,757	$2,030
2021	11,536	7,679
2022	8,316	4,763
2023	6,284	4,059
2024	4,789	2,580
Thereafter	18,301	690
Undiscounted fixed lease payments	$51,983	$21,801
Discount due to interest	(8,111)	(1,768)
Total lease liabilities	$43,872	$20,033
Less current maturities	(8,720)	(7,099)
Lease liabilities, excluding current maturities	$35,152	$12,934

As of  June 27, 2020, we have entered into certain operating leases that have not yet commenced and which will result in annual fixed lease payments that range from $1.0 million to $1.3 million per year for a 10-year period.

Our Ceiba Textiles manufacturing facility is leased under an operating lease arrangement with a Honduran company, of which we own 31% of the outstanding capital stock of the lessor at  June 27, 2020. During the nine-months ended June 27, 2020, and June 29, 2019, we paid approximately $0.9 million and $1.4 million, respectively, in lease payments under this arrangement.

As of June 27, 2020, we had $42.9 million of operating lease ROU assets which were reflected within Operating lease assets in our Condensed Consolidated Balance Sheet, and $24.5 million of finance lease ROU assets, which were reflected within Property, plant, and equipment, net in our Condensed Consolidated Balance Sheet.

The weighted average remaining lease terms for our operating leases and finance leases were approximately 7 years and 3 years, respectively, as of  June 27, 2020.

The components of total lease expense were as follows for the nine months ended  June 27, 2020 (in thousands):

Operating lease fixed expense	$8,355
Operating lease variable cost expense	1,054
Finance lease amortization of ROU assets expense	2,519
Finance lease interest expense	728
Total lease expense	$12,656

Total operating lease expense, excluding variable lease costs, recognized during the nine months ended  June 29, 2019, prior to the adoption of ASC 842, was $7.9 million. In addition, during the nine months ended June 29, 2019, we incurred expenses related to finance leases, including interest expense and depreciation expense, related to financed machinery and equipment.

Cash outflows for operating lease payments and for interest payments on finance leases during the nine months ended June 27, 2020, were $8.2 million and $0.9 million, respectively, and are classified within net cash provided by operating activities on the Condensed Consolidated Statement of Cash Flows. Cash outflows for finance lease payments during the nine months ended  June 27, 2020, were $3.2 million and are classified within net cash used in financing activities on the Condensed Consolidated Statement of Cash Flows.

During the three month period ended June 27, 2020, in response to the COVID-19 pandemic, the Company entered into certain lease arrangements deferring approximately $1.7 million of operating lease payments and approximately $1.7 million of finance lease payments. The operating lease deferrals will be paid over the next 12 months while finance lease deferrals will be repaid at the end of each lease.

ROU assets obtained in exchange for operating lease and finance lease liabilities during the nine months ended  June 27, 2020, were $6.6 million and $5.0 million, respectively. During the nine-month period ended  June 29, 2019, prior to the adoption of ASC 842, we entered into new finance lease obligations totaling $6.7 million.

We do not have significant leasing transactions in which we are the lessor.

Note H—Selling, General and Administrative Expense

We include in selling, general and administrative ("SG&A") expenses the costs incurred subsequent to the receipt of finished goods at our distribution facilities, such as the cost of stocking, warehousing, picking, packing, and shipping goods for delivery to our customers. Distribution costs included in SG&A expenses totaled $3.5 million and $4.5 million for the three-month periods ended June 27, 2020, and June 29, 2019, respectively. Distribution costs included in SG&A expenses totaled $13.2 million and $12.9 million for the nine-month periods ended June 27, 2020, and June 29, 2019, respectively. In addition, SG&A expenses include costs related to sales associates, administrative personnel, advertising and marketing expenses and other general and administrative expenses.

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

Compensation expense is recorded within SG&A in our Condensed Consolidated Statements of Operations over the vesting periods. During the three-month periods ended June 27, 2020, and June 29, 2019, we recognized $0.7 million and $0.5 million, respectively, in stock-based compensation expense. During the nine-month periods ended June 27, 2020, and June 29, 2019, we recognized $2.1 million and $1.8 million, respectively, in stock-based compensation expense.

On May 11, 2020, restricted stock units representing 100,000 shares of our common stock were granted under the 2020 Stock Plan. Of these units, 50,000 are eligible to vest upon the filing of our Annual Report on Form 10-K for the fiscal year ending October 2, 2021, and 50,000 are eligible to vest upon the filing of our Annual Report on Form 10-K for the fiscal year ending October 1, 2022. All units are payable in common stock.

On February 5, 2020, restricted stock units representing 74,000 shares of our common stock were granted under the 2010 Stock Plan and are eligible to vest upon the filing of our Annual Report on Form 10-K for the fiscal year ending  October 1, 2022 and are payable in common stock.

During the three months ended December 28, 2019, restricted stock units and performance units, each consisting of 66,000 shares of our common stock, were granted under the 2010 Stock Plan and are eligible to vest upon the filing of our Annual Report on Form 10-K for the fiscal year ending October 2, 2021. One-half of the restricted stock units and one-half of the performance units are payable in common stock with the remainder payable in cash.

As of June 27, 2020, there was $4.5 million of total unrecognized compensation cost related to unvested awards granted under the 2010 Stock Plan. This cost is expected to be recognized over a period of 2.4 years.

Note J—Purchase Contracts

We have entered into agreements, and have fixed prices, to purchase yarn, finished fabric, and finished apparel and headwear products. At June 27, 2020, minimum payments under these contracts were as follows (in thousands):

Yarn	$31,824
Finished fabric	2,772
Finished products	6,362
$40,958

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

	Three Months Ended		Nine Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Segment net sales:
Delta Group	$65,543	$107,409	$238,685	$291,325
Salt Life Group	6,258	11,851	25,666	32,448
Total net sales	$71,801	$119,260	$264,351	$323,773

Segment operating (loss) income:
Delta Group (1)	$(17,468)	$9,247	$(5,133)	$15,392
Salt Life Group (2)	(628)	2,597	175	5,609
Total segment operating (loss) income	$(18,096)	$11,844	$(4,958)	$21,001

(1)For the three-months and nine-months ended June 27, 2020, the Delta Group operating (loss) income included $23.1 million and $25.0 million, respectively, of expenses related to the COVID-19 pandemic. For the first three months of fiscal 2020, these costs primarily related to the curtailment of manufacturing operations ($9.8 million), incremental costs to right size production to new forecasted demand ($2.6 million), increased accounts receivable and inventory reserves related to the heightened risks in the market as the U.S. continues its recovery ($6.6 million), and other expenses ($4.1 million). These costs are included within net sales ($0.5 million), cost of goods sold ($12.1 million), SG&A expenses ($2.4 million), and other loss (income), net ($8.1 million). The first nine months of fiscal 2020 includes an additional $1.9 million of costs related to the curtailment of manufacturing operations in cost of goods sold. In the quarter ended December 29, 2018, the Delta Group operating income included $2.5 million of expense incurred in connection with the settlement of litigation related to the 2016 bankruptcy filing of a customer.

(2)In the quarter ended June 29, 2019, the Salt Life Group operating income included $1.3 million in other income as the result of a litigation settlement.

The following table reconciles the segment operating income to the consolidated (loss) earnings before provision for income taxes (in thousands):

	Three Months Ended		Nine Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Segment operating (loss) income	$(18,096)	$11,844	$(4,958)	$21,001
Unallocated corporate expenses	3,492	3,508	10,438	9,930
Unallocated interest expense	1,710	1,989	5,320	5,739
Consolidated (loss) earnings before provision for income taxes	$(23,298)	$6,347	$(20,716)	$5,332

The Delta Group segment assets have increased by $17.2 million since September 28, 2019, to $332.9 million as of June 27, 2020, primarily as a result of the adoption of ASU 2016-02 which were partially offset by decreases in working capital due to the seasonality of the business and lower production due to the COVID-19 pandemic. The Salt Life Group segment assets have increased by $9.0 million since September 28, 2019, to $66.5 million as of June 27, 2020, primarily due the adoption of ASU 2016-02.

Note L—Income Taxes

The Tax Cuts and Jobs Act of 2017 (the “New Tax Legislation”) was enacted on December 22, 2017, which significantly revised the U.S. corporate income tax code by, among other things, lowering federal corporate income tax rates, implementing a modified territorial tax system and imposing a repatriation tax ("transition tax") on deemed repatriated cumulative earnings of foreign subsidiaries which will be paid over eight years. In addition, new taxes were imposed related to foreign income, including a tax on global intangible low-taxed income (“GILTI”) as well as a limitation on the deduction for business interest expense (“Section 163(j)"). GILTI is the excess of the shareholder’s net controlled foreign corporations ("CFC") net tested income over the net deemed tangible income.  GILTI income is eligible for a deduction of up to 50% of the income inclusion, but the deduction is limited to the amount of U.S. adjusted taxable income.  The Section 163(j) limitation does not allow the amount of deductible interest to exceed the sum of the taxpayer's business interest income or 30% of the taxpayer’s adjusted taxable income for the year. We have included in our calculation of our effective tax rate the estimated impact of GILTI and Section 163(j) which were effective for us beginning in fiscal year 2019. We have elected to account for the tax on GILTI as a period cost and, therefore, do not record deferred taxes related to GILTI on our foreign subsidiaries.

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

Our effective income tax rate on operations for the nine-month period ended  June 27, 2020, was 23.6% compared to a rate of 16.8% in the same period of the prior year and an effective rate of 5.5% for fiscal year 2019. We generally benefit from having income in foreign jurisdictions that are either exempt from income taxes or have tax rates that are lower than those in the United States. As such, changes in the mix of U.S. taxable income compared to profits in tax-free or lower-tax jurisdictions can have a significant impact on our overall effective tax rate. Furthermore, we may be limited in our ability to deduct 50% of applicable foreign earnings under the GILTI income inclusion or to deduct U.S. interest expense based on anticipated lower U.S. taxable income due to the COVID-19 pandemic. In addition, the future impact of the CARES Act and New Tax Legislation may differ from historical amounts, possibly materially, due to, among other things, changes in interpretations and assumptions made regarding the CARES Act and New Tax Legislation, guidance that may be issued, and actions we may take as a result of the CARES Act and New Tax Legislation.

Note M—Derivatives and Fair Value Measurements

From time to time, we may use interest rate swaps or other instruments to manage our interest rate exposure and reduce the impact of future interest rate changes. These financial instruments are not used for trading or speculative purposes. We have designated our interest rate swap contracts as cash flow hedges of our future interest payments. As a result, the gains and losses on the swap contracts are reported as a component of other comprehensive income and are reclassified into interest expense as the related interest payments are made. As of  June 27, 2020, all of other comprehensive income was attributable to shareholders; none related to the non-controlling interest.  Outstanding instruments as of June 27, 2020, are as follows:

		Notional
	Effective Date	Amount	Fixed LIBOR Rate	Maturity Date
Interest Rate Swap	July 19, 2017	$10.0 million	1.99%	May 10, 2021
Interest Rate Swap	July 25, 2018	$20.0 million	3.18%	July 25, 2023

The following table summarizes the fair value and presentation in the Condensed Consolidated Balance Sheets for derivatives related to our interest swap agreements as of  June 27, 2020, and  September 28, 2019 (in thousands):

	June 27,	September 28,
	2020	2019
Deferred tax liabilities	$481	$324
Accrued expenses	(145)	—
Other non-current liabilities	(1,766)	(1,293)
Accumulated other comprehensive loss	$(1,430)	$(969)

From time to time, we may purchase cotton option contracts to economically hedge the risk related to market fluctuations in the cost of cotton used in our operations. We do not receive hedge accounting treatment for these derivatives. As such, the realized and unrealized gains and losses associated with them are recorded within cost of goods sold on the Condensed Consolidated Statement of Operations. No such cotton contracts were outstanding at  June 27, 2020, or September 28, 2019.

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

The following financial liabilities are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements Using
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Period Ended	Total	(Level 1)	(Level 2)	(Level 3)
Interest Rate Swaps
June 27, 2020	$(1,911)	—	$(1,911)	—
September 28, 2019	$(1,293)	—	$(1,293)	—

Contingent Consideration
June 27, 2020	$(6,781)	—	—	$(6,781)
September 28, 2019	$(9,094)	—	—	$(9,094)

The fair value of the interest rate swap agreements was derived from a discounted cash flow analysis based on the terms of the contract and the forward interest rate curves adjusted for our credit risk, which fall in Level 2 of the fair value hierarchy. At June 27, 2020 and September 28, 2019, book value for fixed rate debt approximates fair value based on quoted market prices for the same or similar issues or on the current rates offered to us for debt of the same remaining maturities (a Level 2 fair value measurement).

The DTG2Go acquisition purchase price consisted of additional payments contingent on the combined business’s achievement of certain performance targets related to sales and earnings before interest, taxes, depreciation and amortization ("EBITDA") for the period from April 1, 2018, through September 29, 2018, as well as for our fiscal years 2019, 2020, 2021 and 2022. The valuation of the fair value of the contingent consideration is based upon inputs into the Monte Carlo model, including projected results, which then are discounted to a present value to derive the fair value. The fair value of the contingent consideration is sensitive to changes in our projected results and discount rates. At September 28, 2019, the fair value of contingent consideration was estimated at $8.9 million. During the nine-months ended June 27, 2020, $2.5 million was paid related to the 2019 period. As of June 27, 2020, we estimate the fair value of contingent consideration to be $6.8 million, a $0.4 million increase, excluding the $2.5 million payment, from September 28, 2019, resulting from changes in the projections and adjustments to the discount rate.

In August 2013, we acquired Salt Life, which included contingent consideration as part of the purchase price and which is payable in cash after the end of calendar year 2019 if financial performance targets involving the sale of Salt Life-branded products are met during the 2019 calendar year. During fiscal year 2020, it was determined that the calendar year 2019 performance targets were not achieved and, as a result, the $0.2 million accrual as of September 28, 2019, was reversed. At June 27, 2020, no amount was accrued for contingent consideration in relation to the acquisition of Salt Life.

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

Through June 27, 2020, we have purchased 3,598,933 shares of our common stock for an aggregate of $52.5 million under our Stock Repurchase Program since its inception. All purchases were made at the discretion of management and pursuant to the safe harbor provisions of SEC Rule 10b-18. As of June 27, 2020, $7.5 million remained available for future purchases under our Stock Repurchase Program, which does not have an expiration date. During March 2020, we temporarily suspended share repurchases in an effort to preserve liquidity during the COVID-19 pandemic.

Note P—Goodwill and Intangible Assets

Components of intangible assets consist of the following (in thousands):

	June 27, 2020			September 28, 2019
	Cost	Accumulated Amortization	Net Value	Cost	Accumulated Amortization	Net Value	Economic Life

Goodwill	$37,897	$—	$37,897	$37,897	$—	$37,897	N/A

Intangibles:
Tradename/trademarks	$16,090	$(3,685)	$12,405	$16,090	$(3,278)	$12,812	20 – 30 yrs
Customer relationships	7,400	(1,548)	5,852	7,400	(993)	6,407	8 – 10 yrs
Technology	1,720	(1,365)	355	1,720	(1,289)	431	10 yrs
License agreements	2,100	(707)	1,393	2,100	(630)	1,470	15 – 30 yrs
Non-compete agreements	1,657	(1,321)	336	1,657	(1,170)	487	4 – 8.5 yrs
Total intangibles	$28,967	$(8,626)	$20,341	$28,967	$(7,360)	$21,607

Goodwill was recorded in conjunction with our acquisitions of Salt Life and DTG2Go businesses and represents the acquired goodwill, net of the $0.6 million cumulative impairment losses recorded in fiscal year 2011. At June 27, 2020, the Salt Life reporting unit within the Salt Life Group segment and DTG2Go reporting unit within the Delta Group segment had goodwill of $19.9 million and $18.0 million, respectively. We evaluate the carrying value of goodwill annually on the first day of our third fiscal quarter or more frequently if events or circumstances indicate that an impairment loss may have occurred. Such circumstances could include, but are not limited to, a significant adverse change in business climate, increased competition or other economic conditions.

As of March 29, 2020, we performed our annual goodwill impairment evaluation and concluded that the goodwill for the Salt Life and DTG2Go reporting units were not impaired. The goodwill impairment testing process involved the use of significant assumptions, estimates and judgments with respect to a variety of factors, including projected sales, gross margins, selling, general and administrative expenses, capital expenditures and cash flows and the selection of an appropriate discount rate, all of which are subject to inherent uncertainties and subjectivity. Our assumptions were based on annual business plans and other forecasted results as well as the selection of a discount rate, all of which we believe represent those of a market participant. We also believe these assumptions are reflective of the current macro-economic environment, including our best estimate of the impacts of the recent COVID-19 pandemic. Although we are aggressively managing our response to the pandemic, its impact on the Salt Life and DTG2Go reporting units' full year fiscal 2020 and beyond results and cash flows is uncertain. We believe that the most significant elements of uncertainty are the intensity and duration of the impact on retailers as well as the ability of our customers, supply chain, and distribution to operate with minimal disruption for the remainder of fiscal 2020 and beyond, all of which could negatively impact the reporting units' financial position, results of operations, and cash flows. Given the current macro-economic environment and the uncertainties regarding its potential impact on our business, there can be no assurance that our estimates and assumptions used in our impairment tests will prove to be accurate predictions of the future. If our assumptions regarding fair value are not achieved, it is possible that an impairment review may be triggered and goodwill or other intangible assets may be impaired in a future period.

Amortization expense for intangible assets was $0.4 million for the three-month periods ended June 27, 2020, and June 29, 2019, respectively, and $1.3 million and $1.4 million for the nine-month periods ended June 27, 2020, and June 29, 2019, respectively. Amortization expense is estimated to be approximately $1.7 million for fiscal year 2020, $1.6 million for each of fiscal years 2021 and 2022, $1.5 million for fiscal year 2023, and approximately $1.4 million for fiscal year 2024.

Note Q—Subsequent Events

None.

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

Business Outlook

Our fiscal 2020 third quarter results were impacted by the COVID-19 pandemic, which halted retail in the U.S. beginning in mid-March through the first half of the quarter, as well as disrupted our offshore manufacturing plant operations for most of the quarter. Net sales were approximately 60% of net sales in the prior year quarter, with monthly sales performance sequentially accelerating from April sales at 33% of prior year to June sales tracking at nearly 90% of prior year levels.

We are encouraged at the momentum experienced across our business segments as the third quarter progressed, which further validates our strategic advantages, including our diversification of sales channels, our broad geographic footprint, and the strong connection our Salt Life and Soffe brands have with consumers. During the third quarter, direct-to-consumer sales significantly increased, including ecommerce sales that more than doubled compared to prior year, led by sales growth of approximately 140% on the Salt Life ecommerce site and 80% on the Soffe consumer site. We anticipate continued strength in orders from ecommerce channels, both on our branded consumer sites and our retail partners’ sites.

The June quarter delivered record non-holiday performance in the DTG2Go business, a market leader in the direct-to-garment digital print and fulfillment industry, which registered net sales growth for the quarter of 32%, including 38% year-over-year growth in the month of June.  We continue to see impressive demand for our unique DTG2Go model.  We are the only digital print supplier in the world that can offer a seamless, vertically-integrated solution, utilizing our proprietary software and internal supply chain to offer a fully-decorated, on-demand product shipped directly to the consumer, eliminating non-value added costs and reducing the risk of third-party supply chains.  We see this as a tremendous competitive advantage. With the recent disruptions in supply chains and the inability for consumers to shop in traditional retail stores due to COVID-19, the benefits of our DTG2Go model have become apparent in the marketplace.  We were able to continue operations, utilizing our network of facilities across the country, giving our existing customers, and new customers, a source of expanded revenue during times when needed most.

To provide the expanded capacity needed for DTG2Go to meet the rapidly growing demands for our digital print model, we plan to open a new integrated digital print and distribution facility in Phoenix, Arizona, combining DTG2Go’s digital print business with Delta Apparel’s own supply of garments. The Phoenix facility will increase DTG2Go’s footprint to eight digital printing locations across the U.S., further expanding its one-day shipping reach to multiple markets, including Phoenix, Tucson, and into portions of southern California. As a part of the expansion, the Company plans to increase its fleet of digital printers by 10%, including adding eight new Kornit Atlas printers to Phoenix.  Overall, the Phoenix facility gives DTG2Go the space to ultimately operate sixteen digital print machines, giving DTG2Go future expansion opportunities.

The Phoenix facility will join our network of U.S.-based distribution centers that have generally remained open and operational throughout the third quarter. We are committed to servicing our customers with same-day shipping, picking to the piece level, retail ready packaging and EDI support, and operate the majority of our business based on at-once orders. We maintain an inventory position at these distribution centers to service our customers’ needs.

During the latter half of the quarter, we saw orders accelerating and coming from a broader base of sales channels. Our Activewear business experienced sequential sales growth each month of the quarter, which included our Catalog business returning to sales growth in the month of June compared to prior year driven by strength in the retail licensing channel. Our diversified sales channels coupled with cross-selling opportunities involving the DTG2Go and Soffe decoration platforms, should continue to drive new Catalog business. Our FunTees business was impacted by our El Salvador plant being closed for the majority of the quarter, although we were able to service several orders utilizing our Mexico facilities which were operational for several weeks during the quarter. We expect that our diversified customer base within the FunTees business, as well as our new direct-to-retail programs, will provide a balanced growth strategy for this business.

The strength of the Salt Life brand with consumers was apparent during the quarter. Sales on the Salt Life branded consumer site more than doubled in the quarter compared to prior year. Following the opening of all our branded retail stores by the end of May 2020, we experienced same store sales increases of 5% compared to prior year. In addition, our newly opened stores generated approximately 50% incremental sales dollars compared to prior year. As our retail partners opened their stores in the latter half of the quarter, the Salt Life wholesale orders resumed, resulting in a 7% net sales growth for the Salt Life Group segment in June compared to prior year.

While our non-U.S. manufacturing operations were closed for most of the quarter, we are encouraged that by the end of June we had resumed production at all of our manufacturing plants.  In accordance with local regulations, we have implemented strict safety protocols and will operate at a reduced capacity in the near term for the safety our employees and to align our production levels with anticipated future business.

Our third quarter fiscal 2020 results included approximately $23.1 million of expenses associated with the impacts from the COVID-19 pandemic. These costs primarily related to the curtailment of our manufacturing operations, incremental costs to right size production to new forecasted demand, and increased accounts receivable and inventory reserves related to the heightened risks in the market as the U.S. continues its recovery. We anticipate incurring approximately $3 million of higher production expenses during the September quarter related to the start-up of manufacturing production.

Our liquidity improved as the quarter progressed, resulting in a nearly 50% increase in our cash on hand and availability under our credit facility at June compared to the March levels. In April 2020, we secured a bridge amendment to our U.S. revolving credit facility, which provides additional flexibility and increased access to the availability provided under the agreement.  We continue to evaluate other available debt financing options that may be prudent.

During these unprecedented times, we are benefiting from our fully-integrated and diversified business model. Our business is recovering much quicker than we originally anticipated, and we believe this momentum will continue, allowing us to return to profitability in our September quarter.

Results of Operations

Our financial results have been presented on a generally accepted accounting principles ("GAAP") basis and, in certain limited instances, we have presented our financial results on a GAAP and non-GAAP (“adjusted”) basis, which is further described in the sections entitled “Non-GAAP Financial Measures.”

Net sales for the June quarter were $71.8 million compared to sales of $119.3 million in the prior year June quarter. For the first nine months of 2020, net sales were $264.4 million compared to $323.8 million. The mid-March shutdowns in retail channels dramatically halted revenue until retail doors began to reopen in the latter half of the June quarter.

Our direct-to-consumer sales channels, comprised of consumer-facing ecommerce sites and our branded retail stores, increased 59% in the current quarter compared to the prior year with sales more than doubling on our ecommerce platforms. Business-to-business ecommerce sales in the June 2020 quarter were approximately 60% of prior year levels, consistent with the overall consolidated net sales results. Retail and total ecommerce sales represented 12% and 10% of total revenues for the three-month and nine-month periods ended June 27, 2020, compared to 8% for the three-month and nine-month periods ended June 29, 2019, respectively.

Net sales in the Delta Group segment were $65.5 million compared to $107.4 million in the prior year. The sales decreases in our Activewear and Soffe businesses were partially offset by growth in our DTG2Go business, which grew by 32% over prior year from onboarding new customers as well as additional print volumes from existing customers. Our FunTees business was impacted by our El Salvador plant being closed for the majority of the quarter, although we were able to service several orders from our Mexico facilities which were operational for several weeks during the quarter. Catalog sales continued to accelerate throughout the quarter and returned to sales growth in the month of June.  Soffe direct-to-consumer web sales increased 80% over the prior year.

The Salt Life Group segment third quarter revenue was $6.3 million compared to $11.9 million in the prior year period. The segment was impacted by the temporary closure of retail, including our Salt Life branded retail stores. The wholesale business, as well as our own retail stores, began to accelerate in late May into June, leading to a 7% sales growth in June compared to prior year. Our direct-to-consumer web sales increased by nearly 140% from the prior year.

Gross margins were 4.2% compared to 20.8% in the prior year third quarter. Adjusting for $12.6 million of COVID-19 related expenses, gross margins would have been 21.6%, an 80 basis point improvement over the prior year and attributable to continued efficiencies and process improvements within the Delta Group segment’s integrated vertical manufacturing platform.  For the first nine months of fiscal year 2020, gross margins were 16.4% compared to the prior year 19.2%.  Adjusting for $14.5 million of COVID-19 expenses, gross margins would have been 21.9%, a 270 basis point improvement over the prior year 19.2%.

The Delta Group segment gross margins of 0.7% were unfavorably impacted by the $12.6 million of COVID-19 related expenses. Adjusting for these discrete impacts, gross margins would have been 19.7% during the June 2020 quarter, an improvement of 180 basis points from the prior year. Gross margins for the first nine months of fiscal year 2020 were 13.4% compared to prior year of 16.0%. Adjusting for $14.5 million of year-to-date COVID impacts, gross margins would have been 19.4%, an expansion of 340 basis points from prior year.

The Salt Life Group segment gross margins were 40.8% in the third quarter compared to 47.3% in the prior year quarter. Margins were impacted by increased product costs from recently-enacted tariffs and by fewer garments produced off-shore in the current quarter, partially offset by a higher sales mix of more profitable direct-to-consumer ecommerce and retail sales. Gross margins for the first nine months of fiscal year 2020 were 44.9% when compared to the prior year 48.0%.

Selling, general, and administrative expenses ("SG&A") were $15.2 million, or 21.2% of sales, compared to $17.9 million, 15.0% of sales, in the prior year.  Adjusting for $2.4 million of COVID-related expenses, adjusted SG&A for the June quarter was $12.8 million or 17.7% of net sales. Expenses decreased due to lower variable selling costs as well as cost controls put in place, but expenses were higher as a percentage of sales due to fixed costs on a lower sales base.  SG&A for the first nine months was $51.1 million, or 19.3% of sales, compared to $51.8 million, or 16.0% of sales, in the prior year. Adjusting for $2.4 million of COVID-related expenses, adjusted SG&A for the first nine months of fiscal year 2020 was $48.7 million, or 18.4% of net sales.

Driven from the growth being achieved and projected to continue in our digital print business, the change in the fair value of contingent consideration associated with our DTG2Go acquisition was $1.2 million and included in other expense for the June quarter.  Other expense also included $8.1 million of COVID-19 related expenses for the June quarter primarily related to incremental costs to right size production to new forecasted demand and increased inventory reserves related to the heightened risks in the market as the U.S. continues its recovery.  The prior year included profits related to our Honduran equity method investment, valuation changes in our contingent consideration, a $1.3 million discrete gain realized from the settlement of a commercial litigation matter in the Salt Life Group segment, and other less significant items.

Operating profit in the third quarter was a loss of $21.6 million compared to income of $8.3 million in the prior year.  Operating income, adjusted for discrete items, was $1.5 million for the current quarter compared to $7.0 million in the prior year. For the first nine months, the operating loss was $15.4 million compared to operating income of $11.1 million in the prior year. Adjusted operating income for the first nine months was $9.6 million compared to $12.2 million in the same period in the prior year.

The Delta Group segment incurred an operating loss in the current fiscal year quarter of $17.5 million or 26.7% of net sales, compared to $9.2 million of income or 8.6% of net sales in the prior year. Adjusting for $23.1 million of COVID-related expenses in the current year, operating income for the June quarter would have been $5.6 million of income or 8.5% of net sales. The decrease is attributable to lower sales volume, partially offset by gross margin expansion and cost controls. For the first nine months of fiscal year 2020, Delta Group segment incurred an operating loss of $5.1 million compared to operating income of $15.4 million in the prior year. When adjusted for $25.0 million of COVID-related expenses, the segment’s operating income for the first nine months was $19.9 million or 8.3% of net sales. When excluding the $2.5 million of unfavorable litigation settlement in the prior year, adjusted operating income for the first nine months of fiscal year 2019 was $17.9 million or 6.1% of net sales. The increase is attributable to gross margin expansion and cost controls, partially offset by lower sales volumes and the change in fair value of the DTG2Go contingent consideration liability.

The Salt Life Group segment operating income was a loss of $0.6 million compared to prior year income of $2.6 million. For the first nine months of fiscal year 2020, Salt Life Group segment income was $0.2 million compared to $5.6 million in the prior year. Operating income declined from lower sales coupled with higher product costs from the newly-enacted tariffs on imported goods.  In addition, the prior year benefited from a $1.3 million discrete gain realized from the settlement of a commercial litigation matter in the June quarter as well as favorable adjustments to the fair value of contingent earn-out liability in the first half of fiscal year 2019.

Net interest expense for the third quarter of fiscal year 2020 was $1.7 million as compared to $2.0 million in the prior year period due to decreased interest rates.  For the first nine months of fiscal year 2020, interest expense was $5.3 million compared to $5.7 million in the prior year.

Our effective tax benefit on operations for the nine-month period ended June 27, 2020, was 23.6%. This compares to an effective tax rate of 16.8% for the same period in the prior year, and a 5.5% for the fiscal year ended September 28, 2019. See Note K—Income taxes for more information.

The net loss for the third quarter of 2020 was $17.8 million, or $2.58 per diluted share, and the adjusted net loss was $0.1 million, or $0.01 per diluted share. The prior year net income for the third quarter was $4.8 million, or $0.70 per diluted share, and the adjusted net income was $4.2 million or $0.60 per diluted share. For the nine months ended June 27, 2020, the net loss was $15.5 million, or $2.24 per diluted share, and the adjusted net income was $3.6 million, or $0.52 per diluted share. The prior year net income for the first nine months was $4.7 million, or $0.67 per diluted share, and the adjusted net income was $5.6 million or $0.79 per diluted share.

Accounts receivable were $51.4 million at June 27, 2020, compared to $60.9 million as of September 28, 2019. Days sales outstanding ("DSO") as of June 27, 2020, were 49 days, slightly higher than 48 days at September 28, 2019.

Net inventory was $158.0 million as of June 29, 2019, a decrease of $21.2 million from September 28, 2019. The lower inventory levels resulted from sales during the third quarter with less inventory production due to manufacturing plant curtailments as a result of the COVID-19 pandemic.

Capital spending was $1.5 million during the June quarter of fiscal year 2020 and primarily related to retail and direct to consumer initiatives as well as printing equipment. Capital spending was $8.1 million during the first nine months of fiscal year 2020 and primarily related to investments in our distribution network as well as retail and direct to consumer initiatives and printing equipment. Depreciation and amortization expense, including non-cash compensation, was $11.5 million for the first nine months of fiscal year 2020.

Total debt net of cash, excluding capital leases, at June 27, 2020, was $108.0 million compared with $115.2 million at 2019 fiscal year end. The decrease from year end was primarily driven from sales and collections during the year with less production costs incurred during the June quarter with COVID-related manufacturing plant curtailments.

Non-GAAP Financial Measures

We provide all information required in accordance with U.S. GAAP, but we believe that evaluating our ongoing operating results may be difficult if limited to reviewing only U.S. GAAP financial measures. In an effort to provide investors with additional information regarding our results, we also provide non-GAAP information that management believes is useful to investors. We discuss gross margin, SG&A expenses, operating income, net income and earnings per diluted share performance measures that are, for comparison purposes, adjusted to eliminate items or results stemming from discrete events. We do this because management uses these measures in evaluating our underlying performance on a consistent basis across periods. We also believe these measures are frequently used by securities analysts, investors and other interested parties in the evaluation of our ongoing performance. These non-GAAP measures have limitations as analytical tools, and securities analysts, investors and other interested parties should not consider any of these non-GAAP measures in isolation or as a substitute for analysis of our results as reported under U.S. GAAP. These non-GAAP measures may not be comparable to similarly titled measures used by other companies. The tables below reconcile operating income, net income and earnings per diluted share to adjusted operating income, adjusted net income and adjusted earnings per diluted share (in thousands except per share data):

	Three Months Ended		Nine Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019

Operating (loss)/income	$(21,588)	$8,336	$(15,396)	$11,071
Adjustments for COVID-19 expenses (1)	23,100	-	25,000	-
Adjustments for litigation settlements (2)	-	(1,306)	-	1,158
Adjusted operating (loss) income	$1,512	$7,030	$9,604	$12,229

Net (loss) earnings attributable to shareholders	$(17,781)	$4,837	$(15,546)	$4,719
Adjustments for COVID-19 expenses, net of tax (1)	17,722	-	19,180	-
Adjustments for litigation settlements, net of tax (2)	- -	(653)	-	864
Adjusted net (loss) earnings attributable to shareholders	$(59)	$4,184	$3,634	$5,583

Reported diluted (loss) earnings per share	$(2.58)	$0.70	$(2.24)	$0.67
Adjustments for COVID-19 expenses, net of tax (1)	$2.57	$-	$2.77	$-
Adjustments for litigation settlements, net of tax (2)	$-	$(0.10)	$-	$0.12
Adjusted diluted (loss) earnings per share	$(0.01)	$0.60	$0.52	$0.79

(1) Our third quarter fiscal 2020 results included approximately $23.1 million of pre-tax expenses associated with the impacts from the COVID-19 pandemic and primarily related to the curtailment of manufacturing operations ($9.8 million), incremental costs to right size production to new forecasted demand ($2.6 million), increased accounts receivable and inventory reserves related to the heightened risks in the market as the U.S. continues its recovery ($6.6 million), and other expenses ($4.1 million). These costs are included within net sales ($0.5 million), cost of goods sold ($12.1 million), SG&A expenses ($2.4 million), and other loss (income), net ($8.1 million). The first nine months of fiscal 2020 included approximately $25.0 million of pre-tax expenses associated with the impacts from the COVID-19 pandemic and included an additional $1.9 million of costs related to the curtailment of manufacturing operations in cost of goods sold.

(2) Our third quarter fiscal 2019 results included approximately $1.3 million in other income as the result of a favorable litigation settlement in the Salt Life Group segment in the third quarter fiscal year 2019. The first nine months of fiscal 2019 included approximately $2.5 million of unfavorable litigation settlement due to the bankruptcy of a customer in the Delta Group segment in the first quarter fiscal year 2019, partially offset by approximately $1.3 million in other income as the result of a favorable litigation settlement in the Salt Life Group segment in the third quarter fiscal year 2019.

Liquidity and Capital Resources

Operating Cash Flows

Operating activities provided $22.0 million in cash in the first nine months of fiscal year 2020 compared to $8.5 million of cash used in the first nine months of fiscal year 2019. The improved operating cash flows in 2020 relate to an increase in direct-to-consumer and DTG2Go sales during the June quarter, which benefited us with a quicker cash collections cycle, while reducing inventory levels as inventory sold was not replaced because of the manufacturing disruptions beginning in mid-March 2020.   In addition, we slowed payments to our suppliers during the June quarter and negotiated deferrals for the June quarter with the majority of our operating lease landlords.

Investing Cash Flows

Capital expenditures were $4.4 million during the first nine months of fiscal year 2020 compared to $4.2 million in the same period last year. Capital expenditures related primarily to investments in our distribution expansion, retail stores, and printing equipment. During fiscal year 2019, property, plant, and equipment of $3.4 million were acquired as part of the SSI acquisition. There were $3.8 million in expenditures financed under a capital lease arrangement and $1.8 million in unpaid expenditures as of June 27, 2020.

We anticipate our fiscal year 2020 capital expenditures, including those financed under capital leases, to be approximately $18 million and to be focused primarily on digital print equipment and our distribution expansion, along with information technology and direct-to-consumer enhancements.

Financing Activities

During the nine months ended June 27, 2020, cash used by financing activities was $1.4 million compared to $17.3 million provided by financing activities for the nine months ended June 29, 2019.  The cash provided by financing activities during the first nine months of fiscal year 2020 was used to fund our operating activities, certain capital investments, and share repurchases. The cash provided by our financing activities during the first nine months of fiscal year 2019 was used to fund the SSI digital print acquisition as well as fund our operating activities and share repurchases.

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

Prior to the Fifth Amendment executed on April 27, 2020, our credit facility included a financial covenant that if the availability under our credit facility falls below the amounts specified in our U.S. credit agreement, our fixed charge coverage ratio ("FCCR") for the preceding 12-month period must not be less than 1.1 to 1.0. The Fifth Amendment amends the financial covenant provisions from the amendment date through October 3, 2020, including effectively lowering the minimum availability thresholds and removing the requirement that our FCCR for the preceding 12-month period must not be less than 1.1 to 1.0. As of June 27, 2020, we maintained availability above the minimum availability thresholds but were below the 1.1 to 1.0 FCCR for the preceding 12-month period primarily due to the non-recurring expenses recorded during the June 2020 quarter. Following the expiration of these Fifth Amendment terms on October 3, 2020, a significant deterioration in our business could cause our availability to fall below minimum thresholds, thereby requiring us to maintain the minimum FCCR specified in our credit agreement, which we may not be able to maintain.

Purchases By Delta Apparel Of Its Own Shares

During the nine months ended June 27, 2020, we purchased 99,971 shares common stock for an aggregate amount of $2.0 million (see Note N—Repurchase of Common Stock). As of June 27, 2020, there was $7.5 million of repurchase authorization remaining under our Stock Repurchase Program. During March 2020, we temporarily suspended share repurchases in an effort to preserve liquidity during the COVID-19 pandemic.

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

A detailed discussion of critical accounting policies is contained in the Significant Accounting Policies included in Note 2 to the Audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended September 28, 2019, and there have been no changes in those policies, except as disclosed in Note C—New Accounting Standards related to the adoption of the new lease accounting standard, since the filing of that Annual Report on Form 10-K with the SEC.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 27, 2020, and, based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures were effective as of June 27, 2020.

Changes in Internal Control Over Financial Reporting

There was no change during the third quarter of fiscal year 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The COVID-19 pandemic has had, and could continue to have, a material adverse effect on our ability to operate, results of operations, financial condition, liquidity, and capital investments. The World Health Organization has declared the COVID-19 outbreak a pandemic, and the virus continues to spread in areas where we operate and sell our products. The COVID-19 pandemic, and similar pandemics or disruptions in the future, have had an adverse effect and could continue to adversely effect our performance and results of operations. These pandemics or disruptions could also impact our financial condition, liquidity, and capital investments. Several public health organizations have recommended, and some local and foreign governments have implemented, certain measures to slow and limit the transmission of the virus, including shelter in place and social distancing ordinances. Such preventive measures, or others we may voluntarily put in place, may have a material adverse effect on our business for an indefinite period of time, such as the potential shutdown of certain locations, decreased employee availability, potential border closures, and others. In mid-March 2020, all of our branded retail locations were temporarily closed in compliance with guidelines for retail store operations and were re-opened by the end of May 2020. Our facilities in El Salvador and Honduras were temporarily closed in mid-March through late June due to government-mandated country shutdowns. In addition, we experienced intermittent closures during the June quarter at our manufacturing facilities in Mexico and North Carolina. As of June 27, 2020, all our manufacturing facilities were open and operating. Uncertainty remains whether our retail stores and plants may be required to close again.

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

The extent to which COVID-19 impacts our business will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the pandemic, a resurgence of the pandemic, new information that may emerge concerning the severity of COVID-19, and public and private actions to contain COVID-19 or treat its impact. The COVID-19 pandemic has and will likely continue to result in social, economic, and labor instability in the countries in which we, or the third parties with whom we engage, operate. The long-term economic impact and near-term financial impacts of the COVID-19 pandemic, including but not limited to, possible impairment, restructuring, and other charges, as well as overall impact on our business, results of operations, financial condition, liquidity, or capital resources and investments, cannot be reliably quantified or estimated at this time due to the uncertainty of future developments.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) Repurchases of Common Stock

See Note O—Repurchase of Common Stock, Part I, in Item 1, which is incorporated herein by reference.

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibits

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File - (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DELTA APPAREL, INC. (Registrant)

Date	July 30, 2020	By:	/s/ Deborah H. Merrill
Deborah H. Merrill Chief Financial Officer and President, Delta Group