Form 10-K
period 2020-10-03
DELTA APPAREL, INC
filed 2020-11-23
CIK 1101396

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Fiscal Year Ended October 3, 2020
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☑	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑.

Based on the closing price of the registrant's common stock of $11.21 as quoted by the NYSE American on March 27, 2020, which is the last business day of the registrant's most recently completed second quarter, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately$70.1 million. Solely for purposes of this disclosure, shares of common stock held by executive officers and directors of the registrant as of such date have been excluded because such persons may be deemed to be affiliates.

The number of outstanding shares of the registrant’s common stock was 6,890,118 as of November 18, 2020.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant's Annual Meeting of Shareholders is currently scheduled for February 11, 2021. Portions of the registrant's Proxy Statement for its annual meeting are incorporated by reference in Part III of this Annual Report on Form 10-K where indicated. Such proxy statement will be filed with the Securities and Exchange Commission ("SEC") within 120 days of the registrant's fiscal year ended October 3, 2020.

Cautionary Note Regarding Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by or on behalf of the Company. We may from time to time make written or oral statements that are “forward-looking,” including statements contained in this report and other filings with the SEC, in our press releases, and in other reports to our shareholders. All statements, other than statements of historical fact, which address activities, events or developments that we expect or anticipate will or may occur in the future are forward-looking statements. The words “plan”, “estimate”, “project”, “forecast”, "outlook", “anticipate”, “expect”, “intend”, "remain", “seek", “believe”, “may”, “should” and similar expressions, and discussions of strategy or intentions, are intended to identify forward-looking statements.

Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based on our current expectations and are necessarily dependent upon assumptions, estimates and data that we believe are reasonable and accurate but may be incorrect, incomplete or imprecise. Forward-looking statements are subject to a number of business risks and inherent uncertainties, any of which could cause actual results to differ materially from those set forth in or implied by the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in forward-looking statements include, among others, the following:

●   the general U.S. and international economic conditions;

●	the impact of the COVID-19 pandemic on our operations, financial condition, liquidity, and capital investments;
●	significant interruptions or disruptions within our manufacturing, distribution or other operations;
●	deterioration in the financial condition of our customers and suppliers and changes in the operations and strategies of our customers and suppliers;
●	the volatility and uncertainty of cotton and other raw material prices and availability;
●	the competitive conditions in the apparel industry;
●	our ability to predict or react to changing consumer preferences or trends;
●	our ability to successfully open and operate new retail stores in a timely and cost-effective manner;
●	the ability to grow, achieve synergies and realize the expected profitability of acquisitions;
●	changes in economic, political or social stability at our offshore locations;
●	our ability to attract and retain key management;
●	the volatility and uncertainty of energy, fuel and related costs;
●	material disruptions in our information systems related to our business operations;
●	compromises of our data security;
●	significant changes in our effective tax rate;
●	significant litigation in either domestic or international jurisdictions;
●	recalls, claims and negative publicity associated with product liability issues;
●	the ability to protect our trademarks and other intellectual property;
●	changes in international trade regulations;
●	our ability to comply with trade regulations;
●	changes in employment laws or regulations or our relationship with employees;
●	negative publicity resulting from violations of manufacturing standards or labor laws or unethical business practices by our suppliers and independent contractors;
●	restrictions on our ability to borrow capital or service our indebtedness;
●	interest rate fluctuations increasing our obligations under our variable rate indebtedness;
●	the ability to raise additional capital;
●	the impairment of acquired intangible assets;
●	foreign currency exchange rate fluctuations;
●	the illiquidity of our shares; and
●	price volatility in our shares and the general volatility of the stock market.

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

Part I

Item 1. Business

Overview

Delta Apparel, Inc. (collectively with DTG2Go, LLC, Salt Life, LLC, M.J. Soffe, LLC, and other subsidiaries, "Delta Apparel," "we," "us," "our," or the "Company") is a vertically-integrated, international apparel company. With approximately 7,900 employees worldwide, we design, manufacture, source, and market a diverse portfolio of core activewear and lifestyle apparel products under our primary brands of Salt Life®, COAST®, Soffe®, and Delta. We are a market leader in the on-demand, digital print and fulfillment industry, bringing DTG2Go's proprietary technology and innovation to the supply chain of our customers. We specialize in selling casual and athletic products through a variety of distribution channels and tiers, including outdoor and sporting goods retailers, independent and specialty stores, better department stores and mid-tier retailers, mass merchants and e-retailers, the U.S. military, and through our business-to-business digital platform. Our products are also made available direct-to-consumer on our ecommerce sites and in our branded retail stores. Our diversified distribution model allows us to capitalize on our strengths to provide our activewear and lifestyle apparel products to a broad and evolving customer base whose shopping preferences may span multiple retail channels.

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

We were incorporated in Georgia in 1999, and our headquarters is located in Greenville, South Carolina. Our common stock trades on the NYSE American under the symbol “DLA." We operate on a 52-53 week fiscal year ending on the Saturday closest to September 30. All references to "2020" refer to the 53-week fiscal year ended October 3, 2020. All references to "2019" relate to the 52-week fiscal year ended on September 28, 2019. We are filing as a smaller reporting company for our 2020 fiscal year end as our public float was less than the $250 million threshold on the last day of our second quarter.

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

Delta Group

The Delta Group is comprised of the following business units primarily focused on core activewear styles: DTG2Go, Delta Activewear, and Soffe.

DTG2Go

We are a market leader in the on-demand, direct-to-garment digital print and fulfillment industry, bringing technology and innovation to the supply chain of our many customers.  We use highly-automated factory processes and our proprietary software to deliver on-demand, digitally printed apparel direct to consumers on behalf of our customers. Utilizing its nine fulfillment facilities throughout the United States, DTG2Go offers a robust digital supply chain to ship custom graphic products within 24 to 48 hours to consumers in the United States and to over 100 countries worldwide. Our ‘On-Demand DC’ digital solution provides retailers and brands with immediate access to utilize DTG2Go’s broad network of print and fulfillment facilities, while offering the scalability to integrate digital fulfillment within the customer's own distribution facility. DTG2Go services the fast-growing e-retailer channels, as well as the ad-specialty, promotional products, screen print, traditional retail, social media, and licensed apparel marketplaces, among others.

Delta Activewear

Delta Activewear is a preferred supplier of activewear apparel to the wholesale and private label markets. We offer a broad range of apparel and accessories through our catalog business under the Delta and Soffe brands, as well as other brands that we distribute utilizing our digital platform and network of fulfillment centers.  Our fashion basics line includes our Platinum Collection, which offers fresh, fashionable silhouettes with a luxurious look and feel, as well as versatile fleece offerings. We offer innovative apparel products, including the Delta Dri line with performance shirts built with moisture-wicking material to keep athletes dry and comfortable; Ringspun garments with superior comfort, style and durability; and Delta Soft, a collection with an incredible feel and price. We also continue to offer our heritage, mid- and heavier-weight Delta Pro Weight® and Magnum Weight® tee shirts. Complementing Delta brand apparel, we provide our customers with a broad range of product categories with nationally recognized branded products including polos, outerwear, headwear, bags and other accessories. As an integrated Delta Group segment, we offer a seamless solution for small-run decoration needs with our on-demand digital print services, powered by DTG2Go. Service is a key component of Delta Activewear. We provide superior service to our customers by shipping the same day of order receipt down to a piece level, allowing customers to purchase exactly what they need when they need it. In addition to our catalog business, we serve our customers as their supply chain partner, from product development to shipment of their branded products, with the majority of products being sold with value-added services including embellishment, hangers, hangtags and ticketing, so that they are ready for retail sale to the end consumers.  We assist our customers in managing their production and inventory needs and provide the technology and tools to help them manage and grow their business.  We sell our catalog and private label products to a diversified audience, including sporting goods retailers, large licensed screen printers, specialty and resort stores, e-retailers, and ad-specialty and promotional products businesses. We also service major branded sportswear companies, trendy regional brands, mass retailers, and others.

Soffe

Soffe is an iconic, heritage brand that designs and produces high quality activewear for spirit makers and record breakers. Soffe sells a wide range of activewear products for women, men, juniors and children with appealing graphics anchored in today's trends. Widely known for the original “cheer short” with the signature roll-down waistband, Soffe also offers spirit wear and team wear that outfits cheerleaders, dancers, and gymnasts around the world. Layered with Soffe's female presentation are styles that seamlessly transition from studio to street-wear for all day comfort. Soffe's heritage is anchored in the military, and we continue to be a proud supplier to both active duty and veteran United States military personnel worldwide. The men's assortment features the tagline "anchored in the military, grounded in training" and offers everything from physical training gear certified by the respective branches of the military, classic base layers that include the favored 3-pack tees, and the iconic "ranger panty." We apply graphics to Soffe activewear using screen print and DTG2Go-powered digital print technology in our North Carolina facility. Soffe has diverse distribution channels which include all military branches as well as big box and independent sporting goods retailers, e-retailers, team dealers, school uniform suppliers, and specialty stores.  We also offer our Soffe products direct to consumers at www.soffe.com and at our branded retail stores.

Salt Life Group

The Salt Life Group is comprised of our lifestyle brands focused on a broad range of apparel garments, headwear and related accessories to meet consumer preferences and fashion trends, and includes our Salt Life and Coast business units.

Salt Life

Salt Life is an authentic, aspirational lifestyle brand that embraces those who love the ocean and all it offers, from surfing, fishing, and diving to beach fun and sun-soaked relaxation. The Salt Life brand combines function and fashion with a tailored fit for the active lifestyles of those that “live the Salt Life.” With increased worldwide appeal, Salt Life continues to expand its product assortment outside of apparel, now offering swimwear, sunglasses, bags, and accessories as well as its own craft beer, Salt Life Lager. From its first merchandise offerings in 2006, Salt Life has grown distribution to include surf shops, specialty stores, department stores, and outdoor retailers to complement our own network of branded retail stores. Our direct-to-consumer Salt Life ecommerce site at www.saltlife.com provides our customers with a seamless, omni-channel experience with the Salt Life brand.

Coast

Offering a full line of premium casual apparel, Coast is as much a testament to good times and carefree afternoons as it is to superior quality, custom fit, and maximum comfort. The Coast collection is designed to bring the coastal experience of weekends and summers at the beach to everyday life, keeping those that celebrate the relaxed, yet sophisticated coastal lifestyle fully connected, year-round. Coast Apparel is available direct to consumer through our branded retail locations and our ecommerce site at www.coastapparel.com, as well as upscale specialty and resort stores.

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

We manufacture fabrics in our leased textile facility located near San Pedro Sula, Honduras. We also purchase specialized fabrics that we currently do not have the capacity or capability to produce and may purchase other fabrics when it is cost-effective to do so. In fiscal years 2020 and 2019, we manufactured approximately 80% of fabrics used in our internally-produced garments. The manufacturing process continues at one of our six apparel manufacturing facilities where fabric is cut and sewn into finished garments. These owned or leased facilities are located domestically (two in North Carolina) and internationally (two in Honduras, one in El Salvador and one in Mexico). In fiscal years 2020 and 2019, approximately 95% or more of our manufactured products were sewn in our owned or leased manufacturing facilities. The remaining products were sewn by third-party contractors located primarily in the Caribbean Basin. To supplement our internal manufacturing platform, we purchase products from third-party global suppliers. In fiscal years 2020 and 2019, we sourced less than 10% of our total products from third parties.

Many of the garments will be decorated using screen printing or digital technology as well as retail-packaged, including ticketing, hang tags, and hangers.  These services can be performed domestically for quick-turn service or internationally in our facilities in El Salvador and Mexico. We offer digital fulfillment services, powered by DTG2Go, at nine domestic facilities, including five such facilities that are integrated with Delta Group distribution centers. These facilities support our strategy of establishing integrated fulfillment locations that combine our DTG2Go state-of-the-art digital platform with our Delta Activewear and Soffe business' supply of fashion and core basic garments. Furthermore, these facilities create a seamless nationwide footprint allowing us to reach approximately 60% of all U.S. consumers with one-day shipping.

At fiscal 2020 year end, we operated eight distribution facilities strategically located throughout the United States that carry in-stock inventory for shipment to customers, with most shipments made via third-party carriers. To better serve customers, we allow products to be ordered by the piece, dozen, or full case quantity, and we aggressively leverage our strengths and efficiencies to meet the quick-turn needs of our customers. Because a significant portion of our business consists of at-once replenishment, we believe that backlog order levels do not provide a general indication of future sales.

See Item 2. Properties for more information about each of our primary manufacturing and distribution facilities.

Sales & Marketing

Our sales and marketing functions consist of both employed and independent sales representatives and agencies located throughout the country. Our sales teams service specialty and resort shops, department, mid-tier and mass retailers, sporting goods stores, e-retailers and the U.S. military. Our brands leverage both in-house and outsourced marketing communication professionals to amplify their lifestyle statements.

The majority of our apparel products are produced based on forecasts to permit quick shipments to our customers; however, our private label programs are generally made only to order. During fiscal year 2020, we shipped our products to approximately 8,000 customers, many of whom have numerous retail "doors."  No single customer accounted for more than 10% of our sales in fiscal years 2020 or 2019, and our strategy is to not become dependent on any single customer. Revenues attributable to sales of our products in foreign countries represented approximately 1% of consolidated net sales in both fiscal years 2020 and 2019.

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

Environmental, Sustainability, and Governance

We aim to disclose and communicate transparently any material risks that could affect our stakeholders, and we strive to implement policies and practices that continuously improve the transparency and sustainability of our supply chain. The Environmental, Sustainability, and Governance (“ESG”) disclosures within this Annual Report and our definitive Proxy Statement align with the standards issued by the Sustainability Accounting Standards Board (“SASB”) for the Apparel, Accessories, and Footwear industry and with regulations and guidance issued by the Securities and Exchange Commission. The indicators in the Annual Report and definitive Proxy Statement have been carefully selected to show the most relevant aspects of our performance in the areas of environmental impact, health and safety, responsible raw material sourcing, safe chemical management, and responsible corporate governance.

Conserving the Environment

We believe that efficiently and sustainably managing natural resources is a smart business move and a responsible decision for the planet. By effectively and safely managing the materials used to manufacture our apparel products, we also protect the health and safety of our customers and employees. Our commitment to environmental sustainability includes compliance with safe chemistry practices and implementing technology and processes that reduce energy and water consumption, reuse and effectively treat wastewater, and reduce and recycle waste. In addition, we are committed to full compliance with local, regional, and national environmental laws and regulations.

Focusing on Energy Efficiency

The operations at our Ceiba Textiles facility in Honduras account for a significant portion of the fuel and electricity used in our global, vertically integrated manufacturing network. Our Ceiba Textiles facility is located within the Green Valley Industrial Park (“Green Valley”) near San Pedro Sula, Honduras. Green Valley is certified under the International Organization for Standardization ISO-14001 Environmental Management System, which is widely considered the world’s “gold standard” for environmental management.

We are committed to continuously identifying ways to reduce our overall energy intensity by reducing our consumption and harnessing waste energy often lost in manufacturing processes. Our work has focused on innovations in equipment and process technologies as well as responsible climate management within our facility to increase our energy efficiency while reducing our fuel and electricity consumption. Since fiscal year 2018, we have reduced our fuel and electricity consumption at Ceiba Textiles by approximately 17% and 18%, respectively, on an annualized basis.

We installed a heat exchanger system at Ceiba Textiles during the fiscal year 2020 fourth quarter that plays an essential role in reducing the environmental impact of our manufacturing processes by recovering and reusing energy. This system recovers the heat from our already hot wastewater and uses the energy to heat the freshwater needed in dyeing operations. On an annual basis, this installation is projected to save an additional approximately 500 thousand gallons or 2,000 cubic meters of fuel.

Ceiba Textiles operations are located in Honduras with tropical climates that require a cooling system for the protection and comfort of our employees and the integrity of our yarn and fabrics. In fiscal year 2020, we identified and implemented strategies to reduce our annual electricity usage in certain operating areas by approximately 25% while continuing to maintain the required temperature and humidity levels for our people and for the quality of our textile production.

Additionally, in fiscal year 2019 we replaced conventional light bulbs at Ceiba Textiles with light-emitting diode (“LED”) bulbs. LED lighting, which emits less heat and uses less energy than conventional bulbs and decreases the temperature on factory floors, raises productivity, particularly on hotter days. LED lights contain no toxic materials, and the bulbs are 100 percent recyclable, whereas most conventional light bulbs contain materials that are hazardous for the environment.

Managing Water

Water is one of the world’s most precious and vital resources. Access to water is essential to Delta Apparel’s manufacturing operations, and we are committed to managing our water use in an efficient and responsible manner.

During manufacturing, the most significant amount of water consumption occurs during the fabric washing, dyeing, and rinsing processes. To reduce our water consumption at Ceiba Textiles, in fiscal year 2018 we implemented a system that reuses the leftover dye water for use in future batches of similar-colored fabric. This system saves approximately 4 million gallons or 15,000 cubic meters of water per year while maintaining the quality of our dyed fabrics. Also, in fiscal year 2019, we changed our dye processes to further reduce water consumption and reduce the amount of contaminates remaining in the wastewater. Since fiscal year 2018, we have reduced our water consumption at Ceiba Textiles by approximately 27% on an annualized basis.

Treating textile wastewater is necessary not only to protect the local ecosystems but also to make the recycled water available to reuse in manufacturing processes or irrigation. To properly treat problematic substances before the water is discharged, our vertically-integrated manufacturing facilities, as well as our third-party fabric suppliers, comply with wastewater discharge requirements through currently active licenses and permits issued by local governments. In each of the last three years, none of these wastewater treatment facilities have received a compliance citation or violation.

Wastewater from Ceiba Textiles is transferred to the Green Valley water treatment facility, which operates on an environmental license issued by the Honduras Ministry of Energy, Natural Resources, Environment, and Mines. Over 90% of our water consumption at Ceiba Textiles in fiscal year 2020 was safely and effectively treated and recycled. The Green Valley wastewater treatment facility uses the industry standard primary, secondary, and tertiary water treatment methods based on the types of effluents being discharged as well as regulatory and environmental standards. Treatment procedures are also in place to neutralize and remove additional substances that may potentially be harmful, but are not necessarily regulated. The following information describes the primary, secondary, and tertiary water treatment methods.

●

Primary – Primary treatment methods include screening, sedimentation, homogenization, pH neutralization, and mechanical and chemical flocculation, which is a chemical added to the water that binds suspended solids into heavier particles that are easier to remove. Nano and cross-flow nano filtration techniques are also used to reduce the vast majority of sodium chloride and dyes.

●

Secondary – Secondary treatment is designed to substantially degrade the biological content of the wastewater by using a combination of physical and aerobic biological processes. Secondary treatment methods include various types of filtration along with an activated sludge process, which stabilizes and converts potentially toxic contaminates into less harmful forms such as carbon dioxide and water, which are safe for the environment.

●

Tertiary – Tertiary treatment is the final cleaning process that purifies wastewater before it is reused, recycled, or discharged into the environment. Treatment methods include a combination of physical and chemical techniques to decontaminate and purify the water.

Reducing Waste

Our waste management strategy is to reduce, reuse, and recycle, which increases the likelihood that the waste materials we generate during the manufacturing process never reach landfills, lakes, rivers, streams, or municipal water systems. We are committed to full compliance with local, regional, and national environmental laws and regulations in the countries in which we operate as it relates to responsible recycling and disposal of hazardous and non-hazardous waste. Since fiscal year 2018, we have reduced total waste, measured in metric tons, generated at our offshore manufacturing facilities by approximately 4%, on an annualized basis. In fiscal year 2020, less than 5% of the waste generated is considered hazardous waste material.

Pre-consumer textile waste is created during the cutting and sewing processes and includes small pieces of fabric trimmed away and other fabric scraps. During fiscal years 2020 and 2019, we modified sewing patterns to significantly reduce fabric waste during cutting. We also invested in sewing machines capable of folding excess fabric inside the bottom and sleeve hems to eliminate trimming. This initiative not only reduces textile waste but also lowers fabric production needs, which saves water, electricity, and fuel usage.

We have multiple reuse and recycle programs that help limit the waste that would otherwise be disposed in landfills:

●

We partner with several companies that collect our fabric waste and sell it to manufacturers in the automotive industry, among others, that can mix the fabric with other materials to create alternate applications for the fabric, such as for automotive seats and windshield wipers.

●

Our screen-printing facilities recycle colors of inks that remain at the end of a production project for use in future production. In one year, this recycling program can recover as much as 75% of the plastisol ink and 50% of the water-based ink that otherwise would have been discarded.

●

All of our manufacturing, sewing, and distribution facilities participate in cardboard recycling programs. Each facility flattens and places all cardboard in an outside container for recycling companies to then collect the cardboard on a regular schedule.

In fiscal year 2020, we recycled approximately 70% of the waste generated from our offshore manufacturing operations.

Using Safe Chemistry

Textile operations use various chemicals, cleaners, dyes, and inks throughout the manufacturing, finishing, and decorating processes. We strive to use non-hazardous, bio-eliminable ingredients in our apparel products and throughout our manufacturing processes to protect the safety of our customers and employees as well as reduce negative impacts on the environment. For example, our DTG2Go digital printing facilities use water-based biodegradable inks that are 100 percent non-hazardous and adhere to the strictest human health and environmental standards.

We have a robust, hazard-based chemicals management system throughout our manufacturing processes. Our commitment to safe chemistry begins in the design and development stage of our products, which are conceived from the latest fashion trends and are fully compliant with statutory, industry, and customer-specific safety requirements. We are proud that the chemicals we use comply with the restricted substance list (“RSL”) published by the American Apparel & Footwear Association (“AAFA”). AAFA is the industry’s leading resource for maintaining and publishing banned and restricted substances lists for finished apparel products around the world. We continuously monitor our RSL, which includes additional substances that may be harmful, but are not necessarily regulated. We also control against the procurement of restricted substances through our purchase approval processes and arrangements with dye and chemical vendors.

The dyes and chemicals used in our manufacturing facilities are tested annually by a third-party laboratory that uses a scoring system to determine the level of compliance. Since 2017, we have maintained a “Green” status, which is the highest level of compliance. Annual tests are also conducted by a third-party laboratory to ensure our compliance with The Consumer Product Safety Improvement Act (“CPSIA”) of 2008, The Safe Drinking Water and Toxic Enforcement Act of 1986 (“Proposition 65 of California State Law”), and we adhere to any customer-supplied RSL. Our manufacturing employees are provided training on compliance with our RSL as well as training on how to safely handle potentially hazardous substances throughout the manufacturing process. It is also important to us that all our significant third-party yarn and fabric suppliers share our high compliance standards and operate in a legal and responsible manner. We require these suppliers to provide, at least annually, certification or self-declaration documents that demonstrate compliance with industry standard parameters for safe chemistry. We take immediate corrective actions in instances where non-compliance may be identified.

Responsible Sourcing

As a vertically integrated apparel company, we believe it is important to have a high degree of oversight into all aspects of sourcing, manufacturing, and distribution. To that end, the lifecycle of a Delta Apparel garment begins with high quality, sustainable cotton, which is the primary ingredient for the majority of apparel products across our brand portfolio. Over 90% of our garments are created with U.S. cotton, which is known for both the quality of its fibers as well as the sustainability practices of the cotton farmers who harvest it. Cotton is not considered a water-intensive crop and more than 60% of the cotton grown in the U.S. is produced without irrigation. Cotton is also highly tolerant of soil and water salinity levels, so it can be grown with water and soil resources unsuitable for most other crops. We do not source cotton from regions with water stress, and we do not source conflict minerals in the production of our products.

During fiscal year 2020, we joined the Cotton LEADS program, which is committed to sustainable and traceable cotton production. This partnership enables us to broaden our support of the cotton farmers who supply our Company with high-quality cotton, allowing us to continue transforming sustainably-sourced cotton into high quality, responsible apparel products for our customers. We serve as a supply chain partner for many customers who expect high quality raw materials and require the ability to trace those raw materials back to the source. With cotton traceability, we are now able to trace the fiber used in our garments all the way back to harvest.

The vast majority of the yarn we use in our textile operations is sourced from Parkdale, whose products are independently certified to Standard 100 by OEKO-TEX. Our significant external fabric suppliers are also certified to Standard 100 by OEKO-TEX.

Monitoring Progress

We use the Sustainable Apparel Coalition’s Higg Index to measure the environmental impact of all our offshore manufacturing facilities and the facilities of our key external fabric suppliers. The Higg Index tool provides transparency of our efforts to reduce our environmental impact, and it identifies areas for continued improvement. Our Ceiba Textile facility has been using this tool for several years, and our 2019 self-assessment resulted in a total score in the upper quartile as compared to our industry competitors. Our most recent self-assessment was completed in July of 2020 and the results will be available in March 2021. We retain the services of an external consultant to verify our assessments for a sample of facilities and to provide guidance for any areas of improvement.

Social Responsibility

Our employees are our most important and valuable asset. Our diverse and talented workforce helps drive our culture of high performance, close teamwork, and deep caring for each other across geographies and functions. We have an impact on the lives of the approximately 7,900 employees across the globe as well as their families and communities. We support the livelihoods of our people through competitive wages and benefits, providing them with a safe and healthy workspace, supporting the communities in which they live, and, most importantly, treating all employees with dignity and respect.

Our People

The table below provides an overview of the approximate number of employees by geographic location as well as the tenure of that employee base as of October 3, 2020:

			Tenure
Country	Number of Employees	5 Years of Less	6 - 10 Years	10 Years or More
El Salvador	2,436	64%	13%	23%
Honduras	3,255	67%	23%	10%
Mexico	940	62%	17%	21%
United States	1,229	71%	10%	19%
Total	7,860	65%	18%	17%

Our employee base fluctuates based on seasonal labor requirements within our distribution and fulfillment centers, as well as based on production levels within our manufacturing facilities.  These personnel changes generally trend with the overall demand for our products and services.

Approximately 2,670 employees at two of our facilities in San Pedro Sula, Honduras, are party to multi-year collective bargaining agreements. We have historically conducted our operations without significant labor disruptions and believe that our relations with our employees are positive.

The table below provides an overview of the approximate percentage of employees by gender and region as of October 3, 2020:

Region	Male	Female
Offshore	46%	54%
United States	36%	64%
Total	45%	55%

Diversity and Inclusion

We are committed to fostering an inclusive culture where every employee is treated with dignity and respect, regardless of their gender, age, race, abilities, or sexual orientation. We believe that our employees’ contributions are richer because of their diverse backgrounds and experiences, which strengthens the collaboration of our cross-functional, global teams and leads to improved performance.

Wages and Benefits

Investing in our people is critical for their personal and professional success, and we believe this investment enhances engagement and performance levels. Our compensation philosophy is to provide a fair living wage that is also scalable to the performance of the business. We provide our employees with at least the legal minimum wage or the prevailing industry wage in the countries where we operate, whichever is higher, complying with all legal wage requirements. We also provide fringe benefits, some of which are required by law, contract, or as per established collective bargaining agreements, while others are more favorable than required.

In recognition of the importance of raising the standard of living in certain communities in which we operate, we provide additional benefits, such as free onsite medical care from fully licensed physicians and nurses that encompass clinics and wellness programs. In these locations, we also provide subsidized meal assistance as well as free transportation to and from our facilities.

We invest in the professional development of our employees through various training programs. In fiscal year 2020, we provided more than 123,000 hours of professional development and safety training for our employees.

Health and Safety

Our responsibility is to provide our employees with a safe and healthy work environment that meets or exceeds the applicable environmental and health and safety laws and regulations. All our manufacturing facilities in El Salvador, Honduras, and Mexico are Worldwide Responsible Accredited Production (“WRAP”) certified. We are a Category C affiliate with the Fair Labor Association (“FLA”), an organization that supports human rights compliance monitoring for our plants and our third-party contractors.

Because textile manufacturing can contain various hazards and risks to workers, we have proactive programs in place to promote workplace safety, personal health, and employee wellness. Our culture promotes and rewards safety-first in all aspects of manufacturing, materials handling, and distribution of our apparel products. Safety training and awareness is embedded in employee orientation and onboarding, job performance and evaluation, and ongoing training based on a set safety training calendar by topic. We standardize and document our manufacturing and distribution safety procedures that require activities to be performed in the safest manner possible.

Our production and distribution processes have incorporated improvements to ergonomics and material handling equipment to reduce physical risks, protect employee health, and optimize productivity. In our cut and sew facilities, we have invested in upgrading our ergonomically-friendly chairs and floor mats in addition to instituting frequent group stretching and movement exercises. In fiscal year 2020, we invested in new slip sheet material handling equipment in several of our manufacturing and distribution facilities. This equipment has the dual benefit of reducing the manual labor and potential back strain on employees of loading and unloading finished cases as well as maximizing the loads of shipping containers.

We are proud that our safety records have been consistently better than OSHA’s benchmarks for the apparel manufacturing sector. For example, our fiscal year 2020 incident rate for total recordable cases was 1.2% compared to OSHA’s average rate of 3.4%. Our incident rate in 2020 for cases involving lost time from work was 0.09%.

In response to the health emergency created by the COVID-19 pandemic, we immediately established a series of protocols and safety measures across all our facilities to protect the health and safety of our employees and contractors. We comply with all local regulations that continue to evolve in response to the pandemic. For example, our manufacturing facilities in Honduras and El Salvador were subject to government-mandated closures for approximately 15 weeks beginning in mid-March 2020. Our other manufacturing, distribution, and retail facilities complied with local regulations for essential businesses.

Upon reopening in June 2020, our manufacturing facilities implemented a comprehensive COVID-19 safety protocol that incorporates optimal social distancing and sanitation protocols. For example, we created our own COVID-19 safety videos to promote healthy behaviors at home and in the workplace. These videos were incorporated into training sessions to educate our employees on safety protocols. Our safety initiatives include checking each person’s temperature prior to entering a facility, installing plexiglass partitions to separate hand-washing stations, work areas, and cafeteria seating areas, sanitizing the interior of vehicles that are used to transport employees to and from work, and requiring all employees to observe safe distancing. We also provide all employees with personal protective equipment, sanitizing products, and COVID-19 informational materials. Our COVID-19 safety protocols have been recognized by local governments and our customers as best-in-class and serve as a model for other manufacturing operations in the regions in which we operate.

Monitoring

We conduct annual audits of all our internal manufacturing facilities as well as our significant third-party fabric suppliers to evaluate compliance with the FLA Workplace Code of Conduct. These audits cover labor topics, such as forced or child labor, compensation policies, and nondiscrimination, as well as environmental health and safety topics, such as fire safety, processes for safe chemistry, and environmental permits. These audits are important in identifying and preventing human rights and environmental health and safety violations.

The annual audits are conducted by Delta Apparel employees in our human resources or compliance departments, and they follow predefined audit programs and checklists that involve a mix of in-person site visits and walkthroughs of the facility, observations of processes, interviews with employees, and inspection of records and applicable permits. The audit results are documented with supporting photographs for any non-conformance findings. The internal auditors then report the findings to management, including the recommended corrective actions, the manager responsible for taking action, and the date by which the corrective actions must be complete. The audits performed in fiscal year 2020 resulted in no priority non-conformance findings, defined as severe violations of code of conduct in the areas of labor or environmental health and safety. For minor violations identified, we put corrective action plans in place to remediate the findings.

Community Outreach

We believe in the importance in engaging in the communities in which we operate. Employees at several of our facilities are involved in programs to promote environmental responsibility and improve the way of life for nearby communities:

●

Ceiba Textiles facilitates an annual "United for a Greener Honduras" campaign to help restore the forest and environmental conditions in an area of western Honduras. In this annual reforestation campaign, a group of employees from Ceiba teams up with representatives from the Quimistán Municipal Environmental Unit to plant over 100 trees. Reforestation is a critical factor in increasing this region’s water retention capacity as it reduces the impact to nearby communities when rivers overflow during the region’s rainy season.

●

During the initial stages of the COVID-19 pandemic, our cutting and sewing facilities manufactured face masks under strict safety protocols. With the approval of the Honduran government, employees donated face masks and sanitizing gel to help area communities that were experiencing higher COVID-19 infection rates. We also supported the local Mexican government’s "Stay at Home Campeche” campaign by donating specialty t-shirts, face masks, and face shields imprinted with the campaign’s logo to support awareness for the program.

●

In June 2020, the communities surrounding our facilities in El Salvador and Mexico were impacted by severe flooding and property damage due to tropical storms Cristobal and Amanda. Our employees quickly coordinated the distribution of groceries, emergency supplies, and other employee donations to assist people who were affected by the severe storms.

●	Employees at several of our facilities provide community outreach in the form of supporting local nursing homes or orphanages through donations and other support.

Competition

As a vertically-integrated apparel company, we have numerous competitors in both domestic and international markets, many of which are larger and have more brand recognition and greater marketing budgets. Some of these competitors may benefit from lower production costs that can result from greater operational scale, a differing supply chain footprint, or trade-related agreements and other macroeconomic factors that may enable them to compete more effectively.

Competition in our Delta Group segment is generally based upon price, service, delivery time, and quality with the relative importance of each factor dependent upon the needs of the particular customer and the specific product offering. Our catalog products generally are highly price competitive, and competitor actions can greatly influence pricing and demand for our products. While price is still important in the private label market, quality and service are generally more important factors for customer choice. Our ability to consistently service the needs of our private label customers greatly impacts future business with these customers. We believe our Western Hemisphere-centered manufacturing platform enables us to compete with our competitors by providing an outlet for customers to diversify their sourcing footprints and reduce time to market. Furthermore, as an integrated entity with design, manufacturing, sourcing, and marketing capabilities, we believe the interdependencies within our portfolio provide cost, quality, and speed to market advantages that enable us to be more competitive.

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

Seasonality

Although our various product lines are sold on a year-round basis, the demand for specific products or styles reflects some seasonality. By diversifying our product lines over the years, we have reduced the overall seasonality of our business. Sales in our third fiscal quarter (quarter ended in June) are typically the highest. However, the impact associated with the COVID-19 pandemic negatively impacted our sales during the June 2020 quarter, which represented 19% of fiscal year 2020 net sales. Our first fiscal quarter (quarter ended in December) typically is the lowest and represented 25% of fiscal year 2020 net sales. Consumer demand for apparel is cyclical and dependent upon the overall level of demand for soft goods, which may or may not coincide with the overall level of discretionary consumer spending. These levels of demand change as regional, domestic and international economic conditions change. Therefore, the distribution of sales by quarter in fiscal year 2020 may not be indicative of the distribution in future years.

Environmental and Other Regulatory Matters

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

The environmental and other regulations applicable to our business are becoming increasingly stringent, and we incur capital and other expenditures annually to achieve compliance with these environmental standards and regulations. We currently do not expect that the amount of expenditures required to comply with these environmental standards or other regulatory matters will have a material adverse effect on our operations, financial condition or liquidity. There can be no assurance, however, that future changes in federal, state, or local regulations, interpretations of existing regulations or the discovery of currently unknown problems or conditions will not require substantial additional expenditures. Similarly, while we believe that we are currently in compliance with all applicable environmental and other regulatory requirements, the extent of our liability, if any, for past failures to comply with laws, regulations and permits applicable to our operations cannot be determined and could have a material adverse effect on our operations, financial condition and liquidity.

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

Risks Related to our Strategy

The price and availability of purchased yarn and other raw materials is prone to significant fluctuations and volatility. Cotton is the primary raw material used in the manufacture of our apparel products. As is the case with other commodities, the price of cotton fluctuates and is affected by weather, consumer demand, speculation on the commodities market, and other factors that are generally unpredictable and beyond our control. As described under the heading “Manufacturing, Sourcing, and Distribution”, the price of yarn purchased from Parkdale, our key supplier, is based upon the cost of cotton plus a fixed conversion cost. We set future cotton prices with purchase commitments as a component of the purchase price of yarn in advance of the shipment of finished yarn from Parkdale. Prices are set according to prevailing prices, as reported by the New York Cotton Exchange, at the time we enter into the commitments. Thus, we are subject to the commodity risk of cotton prices and cotton price movements, which could result in unfavorable yarn pricing for us. In the past, the Company, and the apparel industry as a whole, has experienced periods of increased cotton prices and price volatility that we were unable to pass through to our customers, with the higher cost of cotton negatively impacting the gross margins in our Activewear and other businesses by significant amounts.

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

Economic conditions may adversely impact demand for our products. The apparel industry is cyclical and dependent upon the overall level of demand for soft goods, which may or may not coincide with the overall level of discretionary consumer spending.  Levels of demand change as regional, domestic and international economic conditions change, including, but not limited to, employment levels, energy costs, interest rates, tax rates, inflation, personal debt levels, and uncertainty about the future, with many of these factors outside of our control. Historically during recessionary periods the demand for casual and activewear apparel has been strong and our business has performed well. However, there can be no assurances that this correlation will continue in future recessions. Weakening sales may require us to reduce manufacturing operations to match our output to demand or expected demand.  Reductions in our manufacturing operations may increase unit costs and lower our gross margins, causing a material adverse effect on our results of operations.

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

Our success depends, in part, on our ability to predict or effectively react to changing consumer preferences and trends. The success of our businesses depends on our ability to anticipate and respond quickly to changing consumer demand and preferences in apparel and other items we provide. We believe that our brands are recognized by consumers across many demographics and geographies. The popularity for particular products can change significantly from year-to-year based on prevailing fashion trends (particularly in our lifestyle businesses) and on other factors and, accordingly, our ability to adapt to fashion trends in designing products is important to the success of our brands. If we are unable to quickly adapt to changes in consumer preferences in the design of products, our results of operations could be adversely affected.  Moreover, because we and our customers project demand for our products based on estimated sales and fashion trends, the actual demand for our products sometimes falls short of what was projected.  This can lead to higher inventory levels than desired.  Excess inventory levels increase our working capital needs, and sometimes excess inventory must be sold at discounted prices, all of which could have an adverse impact on our business, financial condition and results of operations.

Our strategy to grow our direct-to-consumer retail business depends upon our ability to successfully open and operate new stores in a timely and cost-effective manner.  Our strategy to grow our “brick and mortar” retail footprint depends on many factors including, among others, our ability to: identify desirable store locations; negotiate acceptable lease terms; hire, train and retain a growing workforce of store managers, sales associates and other personnel; successfully integrate new stores into our existing control structure and operations, including our information technology systems; and coordinate well with our digital platforms and wholesale customers to minimize the competition within our sales channels.

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

Risks Related to our Operations

The COVID-19 pandemic has had, and could continue to have, a material adverse effect our ability to operate, results of operations, financial condition, liquidity, and capital investments. The World Health Organization has declared the COVID-19 outbreak a pandemic, and the virus continues to spread in areas where we operate and sell our products. The COVID-19 pandemic and similar pandemics or disruptions in the future have had an adverse effect and could continue to adversely affect our performance and results of operations and could impact our financial condition, liquidity, and capital investments. Several public health organizations have recommended, and some local and foreign governments have implemented, certain measures to slow and limit the transmission of the virus, including shelter in place and social distancing ordinances. Such preventive measures, or others we may voluntarily put in place, may have a material adverse effect on our business for an indefinite period of time, such as the potential shutdown of certain locations, decreased employee availability, potential border closures, reduced customer traffic, modified hours and operations, and others. In mid-March 2020, all of our branded retail locations were temporarily closed in compliance with guidelines for retail store operations and were re-opened by the end of May 2020. Our manufacturing facilities in El Salvador and Honduras were temporarily closed in mid-March through late June due to the government-mandated country shutdowns, in addition to intermittent closures during the June quarter at our manufacturing facilities in Mexico and North Carolina. The disruption of our manufacturing operations in fiscal year 2020 resulted in lost sales, as inventory was not available to fulfill customer demand. Uncertainty remains whether our retail stores and manufacturing plants may be required to close again.

Many of our customers and suppliers also face these and other challenges, which could lead to reduced demand for our products and services and a disruption in our supply chain. These challenges could impair our customers' ability to pay all or a portion of amounts owed to us per the sales agreements, resulting in reduced cash flows and charges incurred for bad debt. These issues may also materially affect our future access to our sources of liquidity, particularly our cash flows from operations, financial condition, and capital investments.

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

Our operations are subject to political, social, economic, and climate risks in Honduras, El Salvador and Mexico. The majority of our products are manufactured in Honduras, El Salvador and Mexico, with concentrations in Honduras and El Salvador. These countries from time to time experience political, social and economic instability, and we cannot be certain of their future stability. Instability in a country can lead to protests, riots and labor unrest. Governments have changed, and may continue to change, and employment, wage and other laws and regulations may change, thereby increasing our costs to operate in those countries. In addition, fire or natural disasters such as hurricanes, earthquakes, or floods have occurred and can recur in these countries. Any of these political, social, economic or climatic events or conditions could disrupt our supply chain or increase our costs, adversely affecting our financial position and results of operations.  For example, in fiscal year 2018, our operations in and around San Pedro Sula, Honduras, were partially disrupted by the protests, unrest and government action associated with the November 2017 presidential elections in Honduras.  These disruptions temporarily restricted the ability of our employees and suppliers to access our manufacturing facilities as well as our ability to ship products from our facilities, and negatively impacted our operations from a cost standpoint.  In fiscal year 2019, our Honduran operations experienced disruptions of a similar nature that were smaller in scope than those occurring in fiscal year 2018.

If we experience disruptions or interruptions within any of our facilities, operations, or distribution networks, we may be unable to deliver our products to the market and may lose sales and customers. We own or lease manufacturing facilities in the United States, Honduras, Mexico and El Salvador.  We also own or lease distribution facilities located throughout the United States and maintain inventory at certain third-party locations. Any casualty or other circumstance that damages or destroys any of these material facilities or significantly limits their ability to function could have a material adverse effect on our business.  Similarly, any significant interruption in the operation of any of these facilities or our related sourcing and transportation logistics functions, whether within or outside of our control, may delay shipment of merchandise to our customers, potentially damaging our reputation and customer relationships and causing a loss of revenue. Moreover, in the event of a regional disruption where we manufacture our products, we may not be able to shift our operations to a different geographic region, and we may have to cease or curtail our operations in a selected area. This may cause us to lose sales and customers. The types of disruptions that may occur include foreign trade disruptions, import restrictions, labor disruptions, embargoes, government intervention, natural disasters, regional or global pandemics and political disruptions such as those referenced in the immediately-preceding risk section.  In addition, if we are unable to successfully coordinate the planning of inventory across these facilities and the related distribution activities, it could have a material adverse effect on our business, financial condition and results of operations.

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

Compromises of our data security could lead to liability and reputational damage. In the ordinary course of our business, we often collect, retain, transmit, and use sensitive and confidential information regarding customers and employees and we process customer payment card and check information. There can be no assurance that we will not suffer a data compromise, that unauthorized parties will not gain access to personal information, or that any such data compromise or access will be discovered in a timely manner. Further, the systems currently used for transmission and approval of payment card transactions, and the technology utilized in payment cards themselves, all of which can put payment card data at risk, are determined and controlled by the payment card industry, not by us. Our computer systems, software and networks may be vulnerable to breaches (including via computer hackings), unauthorized access, misuse, computer viruses, phishing or other failures or disruptions that could result in disruption to our business or the loss or theft of confidential information, including customer information. Any failure, interruption, or breach in security of these systems, could result in the misappropriation of personal information, payment card or check information or confidential business information of our Company. In addition, there may be non-technical issues, such as our employees, contractors or third parties with whom we do business or to whom we outsource business operations may attempt to circumvent our security measures in order to misappropriate such information, and may purposefully or inadvertently cause a breach involving such information.

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

Risks Related to Legal and Regulatory Matters

Changes in U.S. or other tax laws or regulations may cause us to incur additional tax liability. We are subject to income tax in the United States and in certain foreign jurisdictions where we generate net operating profits. We generally benefit from a lower overall effective income tax rate due to the majority of our manufacturing operations being located in foreign tax-free jurisdictions or foreign jurisdictions with tax rates that are lower than those in the United States. Our U.S. legal entity contracts with our foreign subsidiaries to manufacture products on its behalf, with the intercompany prices paid for the manufacturing services and manufactured products based on an arms-length standard and supported by an economic study.

In addition, further changes to U.S. tax laws impacting how U.S. multinational corporations are taxed on foreign earnings could also have a material adverse effect on our tax expense and cash flow. The December 22, 2017 Tax Cuts and Jobs Act of 2017 (the “New Tax Legislation”) significantly revised the U.S. corporate income tax code by, among other things, lowering federal corporate income tax rates, implementing a modified territorial tax system and imposing a repatriation tax ("transition tax") on deemed repatriated cumulative earnings of foreign subsidiaries. In addition, new taxes were imposed related to foreign income, including a tax on global intangible low-taxed income ("GILTI") as well as a limitation on the deduction for business interest expense ("Section 163(j)"). GILTI is the excess of the shareholder's net controlled foreign corporations (“CFCs”) net tested income over the deemed tangible income. The Section 163(j) limitation does not allow the amount of deductible interest to exceed the sum of the taxpayer's business interest income, of 30% of the taxpayer's adjusted taxable income. The Coronavirus Aid, Relief, and Economic Security (“CARES Act”), which was enacted on March 27, 2020, provided temporary changes to income and non-income-based tax laws, including some provisions which were previously enacted under the New Tax Legislation. The CARES Act revised the U.S. corporate income tax code on a temporary basis by, among other things, eliminating the 80% of taxable income limitation on net operating loss (“NOL”) carryforwards, allowing NOL carrybacks, and increasing the Section 163(j) interest limitation deduction from 30% to 50% of adjusted taxable income.

Our effective tax rate could be adversely affected by changes in the mix of earnings between the U.S. and tax-free or lower-tax foreign jurisdictions. We may be limited in our ability to deduct 50% of applicable foreign earnings under the GILTI income inclusion or to deduct U.S. interest expense based on the amount of U.S. taxable income earned in a particular fiscal year. In addition, the future impact of the CARES Act and New Tax Legislation may differ from historical amounts, possibly materially, due to, among other things, changes in interpretations and assumptions made regarding the CARES Act and New Tax Legislation, guidance that may be issued, and actions we may take as a result of the CARES Act and New Tax Legislation.

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

Significant changes to international trade regulations could adversely affect our results of operations. The majority of our products are manufactured in Honduras, El Salvador and Mexico. We therefore benefit from current free trade agreements and other duty preference programs, including the North American Free Trade Agreement (“NAFTA”) and its anticipated successor agreement, the U.S.-Mexico-Canada Agreement (“USMCA”), as well as the Central America Free Trade Agreement (“CAFTA”). Our claims for duty free or reduced duty treatment under CAFTA, NAFTA/USMCA and other available programs are largely conditioned on our ability to produce or obtain accurate records (some of which are provided to us by third parties) about production processes and sources of raw materials. Trade partnerships and treaties can be subjected to negotiations and modifications by domestic and foreign governments, which could result in new or increased tariffs on goods we import into the United States. Subsequent repeal or further modification of NAFTA/USMCA or CAFTA, further increases to tariffs on goods imported into the United States, or the inadequacy or unavailability of supporting records, could have a material adverse effect on our results of operations.

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

Changes in domestic or foreign employment regulations or changes in our relationship with our employees could adversely affect our results of operations. As of October 3, 2020, we employed approximately 7,900 employees worldwide, with approximately 6,600 of these employees located in Honduras, El Salvador and Mexico. Changes in domestic and foreign laws governing our relationships with our employees, including wage and human resources laws and regulations, labor standards, overtime pay, unemployment tax rates, workers' compensation rates and payroll taxes, would likely have a direct impact on our operating costs. Increases in wage rates in the countries in which we operate have occurred, and any further significant increases in wage rates in those countries could have a material adverse impact on our operating results. A total of approximately 2,670 employees at two of our facilities in San Pedro Sula, Honduras, are party to multi-year collective bargaining agreements. We have historically conducted our operations without significant labor disruptions and believe that our relations with our employees are generally good. However, a change in labor relations could adversely affect the productivity and ultimate cost of our manufacturing operations.

Our business is dependent on attracting and retaining a large number of quality associates with staffing needs especially high during the holiday season. Competition for personnel during this time of year is highly competitive, and there is no assurance we will be able to attract and retain a sufficient number of qualified personnel in future periods. Our ability to meet our labor needs is subject to many factors, such as prevailing wage rates, minimum wage legislation unemployment levels, and actions by our competitors in compensation levels. In addition, changes in federal, state, or local laws and regulations relating to employee benefits, including, but not limited to, sick time, paid time off, leave of absence, wage-and-hour, overtime, and meal-and-break time could cause us to incur additional costs. Competitive and regulatory pressures have already significantly increased our labor costs and further changes that adversely impact our ability to attract and retain personnel could adversely affect our results of operations in the future.

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

Risks Related to Financial Matters

We may be restricted in our ability to borrow under our revolving credit facility or service our indebtedness. Significant operating losses or significant uses of cash in our operations could cause us to default on our asset-based revolving credit facility. We rely on our credit facility, as well as on cash generated by our operations, to fund our working capital and capital expenditure needs, to make acquisitions, to fund repurchases under our share repurchase program and to pay dividends should we choose to do so in the future. Our working capital needs are generally greater in advance of the spring and summer selling seasons.  Availability under our credit facility is primarily a function of the levels of our accounts receivable and inventory, as well as the uses of cash in our operations. A significant deterioration in our accounts receivable or inventory levels could restrict our ability to borrow additional funds or service our indebtedness.  Prior to amendments executed on April 27, 2020 and August 28 ,2020 (collectively, the “Bridge Amendments”), our credit facility included a financial covenant that if the availability under our credit facility falls below the amounts specified in our credit agreement, our Fixed Charge Coverage Ratio (“FCCR”) (as defined in our credit agreement) for the preceding 12-month period must not be less than 1.1 to 1.0. The Bridge Amendments amend the financial covenant provisions from the amendment dates through July 3, 2021, including effectively lowering the minimum availability thresholds and removing the requirement that our FCCR for the preceding 12-month period must be not be less than 1.1 to 1.0. Our availability at October 3, 2020, was above the minimum thresholds specified in our credit agreement, and we were above the 1.1 to 1.0 FCCR for the preceding 12-month period. Following the expiration of the terms of the Bridge Amendments on July 3, 2021, a significant deterioration in our business could cause our availability to fall below minimum thresholds, thereby requiring us to maintain the minimum FCCR specified in our credit agreement, which we may not be able to maintain. The covenants include, among other things, limitations on asset sales, consolidations, mergers, liens, indebtedness, loans, investments, guaranties, acquisitions, dividends, stock repurchases, and transactions with affiliates. If an event of default under our credit facility occurred or became imminent, we may request our credit agreement lenders to provide a waiver.  If we were unsuccessful in that endeavor, we could explore alternative sources of capital, whether debt or equity, which would likely be more expensive than the costs we incur under our credit facility.  If we were unable to cure an un-waived event of default under our credit facility, we would be unable to borrow additional amounts under the facility, we could be unable to make acquisitions as well as fund share repurchases and pay dividends, and our lenders thereunder could accelerate our obligations under the agreement and foreclose on our assets subject to the liens in their favor. This circumstance would have a material adverse effect on our financial position and results of operations.

Deterioration in the financial condition of our customers or suppliers and changes in the operations and strategies of our customers or suppliers could adversely affect our financial position and results of operations. We extend credit to our customers, generally without requiring collateral. The extension of credit involves considerable judgment and is based on an evaluation of each customer’s financial condition and payment history. We monitor credit risk exposure by periodically obtaining credit reports and updated financial statements on our customers. Deterioration in the economy, declines in consumer purchases of apparel, disruption in the apparel retail environment, or the inability of our customers to access liquidity could have an adverse effect on the financial condition of our customers. During the past several years, various retailers and other customers have experienced significant difficulties, including consolidations, restructurings, bankruptcies and liquidations as well as retail shutdowns as a result of the COVID-19 pandemic. The inability of retailers and other customers to overcome these difficulties may continue or even increase due to the current economic and retail market conditions. We maintain an allowance for doubtful accounts for potential credit losses based upon current conditions, historical trends, estimates and other available information, which involves judgments and uncertainties. During fiscal year 2020, we estimated and recorded additional reserves based on the heightened risks in the market as the U.S. and our customers work to recover from the COVID-19 pandemic. The inability to collect on sales to significant customers or a group of customers could have a material adverse effect on our financial condition and results of operations. Significant changes in the financial condition of any of our suppliers or other parties with which we do business could result in disruption to our business and have a material adverse effect on our financial condition and results of operations.

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

We may be subject to the impairment of acquired intangible assets. When we acquire a business, a portion of the purchase price of the acquisition may be allocated to goodwill and other identifiable intangible assets. The amount of the purchase price that is allocated to goodwill is determined by the excess of the purchase price over the net identifiable assets acquired. At October 3, 2020, and September 28, 2019, our goodwill and other intangible assets were approximately $57.8 million and $59.5 million, respectively. We conduct an annual review, and more frequent reviews if events or circumstances dictate, to determine whether goodwill is impaired. We also determine whether impairment indicators are present related to our identifiable intangible assets. If we determine that goodwill or intangible assets are impaired, we would be required to write down the value of these assets. We complete our annual impairment test of goodwill on the first day of our third fiscal quarter. For fiscal year 2020, we concluded based on the valuation estimates that there was no indication of impairment on the goodwill recorded on our financial statements. We also concluded that there are no additional indicators of impairment related to our intangible assets. There can, however, be no assurance that we will not be required to take an impairment charge in the future, which could have a material adverse effect on our results of operations.

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

As of November 18, 2020, we had 6,890,118 shares of common stock outstanding. We believe that approximately 37% of our stock is beneficially owned by entities and individuals who each own more than 5% of the outstanding shares of our common stock. Included in the 37% are institutional investors that beneficially own more than 5% of the outstanding shares. These institutional investors own approximately 26% of the outstanding shares of our common stock. Sales of substantial amounts of our common stock in the public market by any of these large holders could adversely affect the market price of our common stock.

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

Item 1B. Unresolved Staff Comment

None.

Item 2. Properties

Our principal executive office is located in a leased facility in Greenville, South Carolina. We own and lease properties supporting our manufacturing, distribution, direct retail, and administrative activities. The majority of our products are manufactured through a combination of facilities that we either own or lease and operate. The following listing summarizes the significant categories as of October 3, 2020:

	Owned	Leased	Other	Total
Manufacturing	2	6	—	8
Distribution	2	3	1	6
Decoration/distribution	1	7	1	9
Retail stores/showroom (a)	—	22	—	22
Offices	—	5	—	5
Total	5	43	2	50

(a) Includes three "pop-up" retail locations temporarily leased through December 2020 by Salt Life.

Our primary manufacturing as of October 3, 2020, are as follows:

Name	Location	Utilization	Segment
Ceiba Textiles	Naco, Quimistan, Santa Barbara Honduras	Knit/dye/finish/cut	Delta Group
Honduras Plant	San Pedro Sula, Honduras	Sew	Delta Group
Cortes Plant	San Pedro Sula, Honduras	Sew	Delta Group
Campeche Plant	Seybaplaya, Campeche Mexico	Cut/sew	Delta Group/Salt Life Group
Campeche Sportswear	Campeche, Mexico	Decoration	Delta Group/Salt Life Group
Textiles LaPaz	La Paz, El Salvador	Cut/sew/decoration	Delta Group
Fayetteville Plant	Fayetteville, North Carolina	Cut/sew/decoration	Delta Group/Salt Life Group
Rowland Plant	Rowland, North Carolina	Sew	Delta Group

At our 2020 and 2019 fiscal year-ends, our long-lived assets in Honduras, El Salvador and Mexico collectively comprised approximately 28% and 32%, respectively, of our consolidated net property, plant and equipment. Our long-lived assets in Honduras comprised approximately 21% and 25%, respectively, of consolidated net property, plant and equipment. See Item 1A. Risk Factors for a description of risks associated with our operations located outside of the United States.

Our primary distribution centers, including those integrated with decoration operations, as of October 3, 2020, are as follows:

Location	Utilization	Segment
Clinton, TN	Distribution	Delta Group
Fayetteville, NC	Distribution	Salt Life Group
Fayetteville, NC (Annex)	Distribution	Delta Group
Hebron, OH	Distribution	Delta Group
Opelika, AL	Distribution	Delta Group
Santa Fe Springs, CA	Distribution	Delta Group
Clearwater, FL	Decoration/distribution	Delta Group
Cranbury, NJ	Decoration/distribution	Delta Group
Fayetteville, NC	Decoration/distribution	Delta Group
Lewisville, TX	Decoration/distribution	Delta Group
Miami, FL	Decoration/distribution	Delta Group
Nashville, TN	Decoration/distribution	Delta Group
Phoenix, AZ	Decoration/distribution	Delta Group
Sparks, NV	Decoration/distribution	Delta Group
Storm Lake, IA	Decoration/distribution	Delta Group

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

Part II

Item 5. Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock:  The common stock of Delta Apparel, Inc. is listed and traded on the NYSE American under the symbol “DLA.” As of November 18, 2020, there were approximately 809 record holders of our common stock.

Dividends: Our Board of Directors did not declare, nor were any dividends paid, during fiscal years 2020 and 2019. Subject to the provisions of any outstanding blank check preferred stock (none of which is currently outstanding), the holders of our common stock are entitled to receive whatever dividends, if any, that may be declared from time to time by our Board of Directors in its discretion from funds legally available for that purpose. Pursuant to the terms of our credit facility, we are allowed to make cash dividends and stock repurchases if (i) as of the date of the payment or repurchase and after giving effect to the payment or repurchase, we have availability on that date of not less than 15% of the lesser of the borrowing base or the commitment, and average availability for the 30-day period immediately preceding that date of not less than 15% of the lesser of the borrowing base or the commitment; and (ii) the aggregate amount of dividends and stock repurchases after May 10, 2016, does not exceed $10 million plus 50% of our cumulative net income (as defined in the Amended Credit Agreement) from the first day of the third quarter of fiscal year 2016 to the date of determination.  At October 3, 2020, and September 28, 2019, there was $8.8 million and $16.1 million, respectively, of retained earnings free of restrictions to make cash dividends or stock repurchases.

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial measures included herein have been presented on a generally accepted accounting principles ("GAAP") basis and, in certain limited instances, we have presented our financial results on a GAAP and non-GAAP (“adjusted”) basis, which is further described and reconciled in the sections entitled “Non-GAAP Financial Measures.”

Business Outlook

We are pleased to have ended the 2020 fiscal year with balanced growth across all our business units in the fourth quarter, delivering year-over-year sales growth of 8.1% and operating income improvement of over 70%. This strong recovery comes after the business was impacted by the COVID-19 pandemic that halted retail in the U.S. beginning in mid-March through the first half of June quarter fiscal year 2020.

Delta Apparel's strategic advantages, including our diversified sales channels, broad geographic footprint, and strong consumer connections with our lifestyle brands, were validated over the course of fiscal year 2020. As an essential business, we remained open and operating to serve our customers when they needed us, flexing our manufacturing and distribution operations, as needed, across our vertically, integrated supply chain anchored in the Western Hemisphere. The restart and expedited ramp up of our offshore manufacturing operations during the fourth quarter allowed us to continue to service the broad-based demand for casual activewear apparel in the market. Consumers continued to actively seek Salt Life and Soffe products, particularly through direct-to-consumer channels. In the second half of fiscal year 2020, sales on both our Salt Life and Soffe ecommerce sites each grew over 80% compared to the same period in the prior year. As consumer shopping habits evolve, we anticipate continued strength in orders from our profitable ecommerce channels, both on our branded consumer sites and our retail partners’ sites.

This was a pivotal year for the DTG2Go business as a market leader in the on-demand, direct-to-garment digital print and fulfillment industry. During the second half of fiscal year 2020, DTG2Go registered sales growth of nearly 30% compared to the same period in the prior year, driven by additional volume with existing customers as well as from new customers onboarding to our digital platform. We are the only digital print supplier in the world that can offer a seamless, vertically-integrated solution, utilizing our proprietary software and internal supply chain to offer a fully-decorated, on-demand product shipped directly to the consumer. This unique model eliminates non-value added costs and reduces the risks involved with third-party supply chains. Customers are seeing the benefits of the seamless supply chain of Delta Apparel garments within our on-demand model, with DTG2Go’s usage of Delta Catalog blanks reaching a new record of approximately 40% utilization in the fourth quarter fiscal year 2020 compared to 20% in the prior year’s fourth quarter. This trend is promising as it creates a more efficient operation, reduces garment costs for our customers, and lowers working capital needs in the business.

We recently announced an expansion of DTG2Go’s service offerings and print capacity. In collaboration with a leading omni-channel retailer of pop culture merchandise, we opened our first ‘On-Demand DC,’ a solution for retailers and brands to grow their business utilizing an integrated, on-demand fulfillment model. The DTG2Go ‘On-Demand DC’ digital solution provides retailers immediate access to utilize DTG2Go’s broad network of print and fulfillment facilities, while offering the scalability to integrate digital fulfillment within the retailer’s own distribution facility.  DTG2Go provides the full package: the technology, personnel, quality control, equipment, blank apparel, and the experience and knowledge of this rapidly growing industry. To support the expected demand coming from our transformation of the on-demand, fulfillment model, we have increased our fleet of digital printers ahead of the upcoming holiday season, which will expand daily printing capacity by over 25%.

We were pleased to see the steep recovery in our Delta Catalog business with year-over-year sales growth in our September quarter. We are seeing notable strength in the retail licensing channel as well as our recently launched e-retailer channel. We also returned to year-over-year growth in our private label business, as we proactively worked with our customers and quickly ramped up production to fulfill their needs. The diversification of our customer base is serving us well, and we are encouraged by the growth we are seeing in the direct-to-retail channel.  Market trends overall remain positive for our Delta Activewear business as, historically through recessionary times, decorated t-shirt sales have been strong. This, coupled with more consumers dressing in casual apparel as they work from home, should drive solid demand in this business in future quarters. Our team is focused on efficiently manufacturing and replenishing inventory levels to meet the broad-based demand we are currently seeing in the market and in anticipation of the fiscal year 2021 spring selling season.

We recently initiated strategies to foster sales growth and improve operating efficiencies within the Delta Group. To further leverage the one-stop shop offering, we have now merged our Delta Catalog and Soffe sales teams to better position Soffe for growth and to reduce redundant selling costs. Our upcoming print and digital editions of our catalog will not only feature our Delta product lines, such as our industry-leading, fashion-forward Platinum Collection, but also will include activewear apparel from our own iconic Soffe brand. Complementing the Delta and Soffe brands, we provide our customers with a broad range of product categories with nationally recognized branded products including polos, outerwear, headwear, bags and other accessories. We also offer a seamless solution for small-run decoration needs with our on-demand digital print services, powered by DTG2Go. The recent successful launch of our newest distribution center in Phoenix, Arizona adds a fifth integrated digital print and distribution facility to our network, combining DTG2Go’s digital print business with Delta Apparel’s own supply of garments.

Demand for the Salt Life brand was strong through fiscal year 2020, as consumers sought out the lifestyle brand products in various channels, particularly direct-to-consumer channels. In addition to strong ecommerce sales, we saw consumers flock to our Salt Life branded retail stores, leading over 50% sales growth in the retail channel in fiscal year 2020 compared to the prior year and driven by both same store sales growth as well as new retail doors. In the coming year, we continue to see growth opportunities with our Salt Life consumer ecommerce site, opening additional retail doors in select markets, and continuing to partner with our wholesale customers to expand the floor space and enhance the Salt Life experience within their doors.

Our fiscal 2020 results included approximately $25.2 million of expenses associated with the impacts from the COVID-19 pandemic, which resulted in an operating loss for the year of $7.0 million compared to operating income of $15.9 million in the prior year. These COVID-19 related costs primarily related to the curtailment of our manufacturing operations, incremental costs to right size production to new forecasted demand, and increased accounts receivable and inventory reserves related to the heightened risks in the market as the U.S. continues its recovery. Excluding these discrete items, operating income would have been $18.1 million, a $0.7 million or 4% improvement compared to adjusted operating income of $17.4 million in the prior year.

As we enter the next fiscal year, although the environment comprises a level of uncertainty, we are well positioned to capitalize on multiple market demand opportunities across our businesses. There are many factors outside of our control that can influence how the upcoming year unfolds, including levels of consumer spending, higher unemployment rates, potential future COVID-19 disruptions, and the overall general economic conditions. We remain confident that our diversified sales channels and uniquely positioned business model provide the optimal strategy that should allow us to successfully navigate near-term challenges and drive future profitable growth.

Results of Operations

Net sales for fiscal year 2020 were $381.0 million compared to $431.7 million in the prior year. Net sales in fiscal year 2020 were impacted by the COVID-19 pandemic, which halted retail in the U.S. beginning in mid-March through the first half of the June quarter, as well as disrupted our non-U.S. manufacturing operations for most of the June quarter.  However, in the September quarter, we returned to year-over-year sales growth, achieving a consolidated 8% increase in sales with growth in both the Delta Group and Salt Life Group segments.

Our direct-to-consumer and business-to-business ecommerce and branded retail sales continued to represent a larger portion of consolidated revenue in the current year, constituting 9.9% of total net sales for the 2020 fiscal year compared to 8.1% of net sales in the prior year.

Delta Group segment net sales were $343.9 million in fiscal year 2020 compared to prior year net sales of $389.1 million. The COVID-19 pandemic negatively impacted sales performance in the Activewear and Soffe businesses, although Soffe direct-to-consumer web sales increased approximately 33% compared to the prior year. DTG2Go, our on-demand, digital print business, experienced mid-single digit sales growth over the prior year, with sales growth of 29% in the second half of the year, as we onboarded new customers as well as gained additional print volumes from existing customers. All Delta Group segment businesses returned to year-over-year sales growth in the September quarter.

Salt Life Group segment net sales were $37.1 million in fiscal year 2020 compared to $42.7 million in the prior year. The segment was impacted by the COVID-19 pandemic with the temporary closure of retail, including our Salt Life branded retail stores, in our June quarter. However, the sales in the wholesale business, as well as our own retail stores, began to accelerate in late May and continued that growth through the fourth quarter, which resulted in double-digit sales growth in the September quarter. Our Salt Life direct-to-consumer web sales increased over 50% compared to the prior year.

Overall gross margin for fiscal year 2020 was 17.9%, down from prior year margin of 19.7%. Adjusting for the $14.7 million impact of COVID-19 related expenses, gross margins would have been 21.8%.  This is a 210 basis point improvement over prior year and is attributable to favorable product mix, lower raw material prices, and manufacturing efficiencies and process improvements within the Delta Group segment’s integrated vertical manufacturing platform. The prior year was impacted by costs associated with product changes in the private label business and the impact of acquisition and integration activities in DTG2Go.

Delta Group segment gross margins of 15.2% were unfavorably impacted by the $14.7 million of COVID-19 related expenses. Adjusting for these discrete impacts, gross margins would have been 19.4%, an improvement of 260 basis points compared to the 16.8% gross margins in the prior year. Fiscal years 2020 and 2019 were impacted by the items noted above.

Salt Life Group segment gross margins were 43.6% compared to 46.7% in fiscal year 2019. Margins were impacted by increased product costs from tariffs enacted during the fiscal year as well as higher freight costs. This was partially offset by a higher sales mix of more profitable direct-to-consumer ecommerce and retail sales.

Fiscal year 2020 selling, general and administrative (“SG&A”) expenses were $68.4 million, or 17.9% of sales, compared to $70.2 million, or 16.3% of sales, in fiscal year 2019. Adjusting for $2.4 million of COVID-19 related expenses, adjusted SG&A for fiscal year 2020 was $66.0 million, or 17.3% of sales. Expenses decreased due to lower variable selling costs as well as cost controls put in place, but expenses were higher as a percentage of sales due to fixed costs against lower sales volume.

In fiscal year 2020, we recognized $8.1 million in expenses in other loss (income) caused from the COVID-19 pandemic related to incremental costs to right size production to new forecasted demand and increased inventory reserves related to the heightened risks in the market as the U.S. continues its recovery. In fiscal year 2020, we also recognized income from our Honduran equity method investment as well as $0.2 million in income from net reductions in contingent consideration liabilities. The prior year included profits related to our Honduran equity method investments, approximately $0.8 million in income from net reductions in contingent consideration liabilities, a $2.5 million discrete expense incurred from an unfavorable litigation settlement due to the bankruptcy of a customer in the Delta Group segment, a $1.3 million discrete gain realized from the settlement of a commercial litigation matter in the Salt Life Group segment, and other less significant items.

Operating profit for fiscal year 2020 was a loss of $7.1 million compared to operating income of $15.9 million in the prior year. Operating income, adjusted for discrete items, was $18.1 million in the current year compared to $17.4 million in the prior year.

Delta Group segment operating income for fiscal year 2020 was $6.6 million, or 1.9% of sales, compared to $23.8 million, or 6.1% of sales, in fiscal year 2019.  Adjusting for the $23.7 million in COVID-related expenses in the current year, operating income would have been $30.3 million, or 8.8% of sales.   When excluding the $2.5 million of unfavorable litigation settlement in the prior year, adjusted operating income for fiscal 2019 would have been $26.2 million, or 6.7% of sales. The improvement in operating income is attributable to gross margin expansion, partially offset by lower sales volumes. Operating income also improved due to strategic cost reductions associated with integration efficiencies between the Soffe and Activewear businesses.

Salt Life Group segment operating income was $0.5 million for fiscal year 2020 compared to prior operating income of $5.8 million.  Adjusting for the $0.8 million in COVID-related expenses in the current year, operating income would have been $1.3 million, or 3.4% of net sales. The prior year benefited from the approximately $1.3 million discrete gain in other loss (income) realized from the settlement of a commercial litigation matter. Operating income declined due to lower sales volume, coupled with higher product costs from the newly-enacted tariffs on imported goods.

Interest expense for fiscal year 2020 decreased by approximately $0.5 million to $7.0 million, compared to $7.6 million in fiscal year 2019. The decrease is due primarily to lower average debt levels.

Our fiscal year 2020 effective income tax rate is 23.6%. This compares to a rate of 5.5% in the prior year. See Note 9—Income Taxes for more information.

Net loss attributable to shareholders in fiscal year 2020 was $10.6 million, or $1.53 loss per diluted share, and adjusted net income was $8.6 million, or $1.22 income per diluted share. The prior year net income was $8.2 million, or $1.17 per diluted share, and adjusted net income was $9.7 million, or $1.38 per diluted share

Non-GAAP Financial Measures

We provide all information required in accordance with GAAP, but we believe that evaluating our ongoing operating results may be difficult if limited to reviewing only GAAP financial measures. In an effort to provide investors with additional information regarding the Company's results, we also provide non-GAAP information that management believes is useful to investors.  We discuss gross margin, SG&A expenses, operating income, net income and earnings per diluted share as performance measures because management uses these measures in evaluating the Company's underlying performance on a consistent basis across periods.  We also believe these measures are frequently used by securities analysts, investors and other interested parties in the evaluation of the Company's ongoing performance.  These non-GAAP measures have limitations as analytical tools, and securities analysts, investors and other interested parties should not consider any of these non-GAAP measures in isolation or as a substitute for analysis of the Company's results as reported under GAAP.  These non-GAAP measures may not be comparable to similarly titled measures used by other companies. The tables below reconcile operating income, net income and earnings per diluted share to adjusted operating income, adjusted net income and adjusted earnings per diluted share (in thousands except per share data):

	Year Ended
	October 3, 2020	September 28, 2019
Operating (loss) income	$(7,075)	$15,895
Adjustments for COVID-19 expenses (1)	25,200	—
Adjustments for litigation settlements (2)	—	1,529
Adjusted operating income	$18,125	$17,424

Net (loss) earnings attributable to shareholders	$(10,577)	$8,242
Adjustments for COVID-19 expenses, net of tax (1)	19,152	—
Adjustments for litigation settlements, net of tax (2)	—	1,470
Adjusted net earnings attributable to shareholders	$8,575	$9,712

Reported weighted average number of shares assuming dilution	6,921	7,064
Adjustments impact on dilutive effect of stock awards	87	—
Adjusted weighted average number of shares assuming dilution	7,008	7,064

Reported diluted earnings per share	$(1.53)	$1.17
Adjustments for COVID-19 expenses, net of tax (1)	2.73	—
Adjustments for litigation settlements, net of tax (2)	—	0.21
Adjusted diluted earnings per share (3)	$1.22	$1.38

(1) Our fiscal 2020 results included approximately $25.2 million of pre-tax expenses associated with the impacts from the COVID-19 pandemic and primarily related to the curtailment of manufacturing operations ($11.9 million), incremental costs to right size production to new forecasted demand ($2.6 million), increased accounts receivable and inventory reserves related to the heightened risks in the market as the U.S. continues its recovery ($6.6 million), and other expenses ($4.1 million). These costs are included within net sales ($0.5 million), cost of goods sold ($14.2 million), SG&A expenses ($2.4 million), and other loss (income), net ($8.1 million).

(2) Our fiscal 2019 results included approximately $2.5 million of unfavorable litigation settlement due to the bankruptcy of a customer in the Delta Group segment in the first quarter of fiscal year 2019, partially offset by approximately $1.3 million in other income as the result of a favorable litigation settlement in the Salt Life Group segment in the third quarter fiscal year 2019.

(3) Totals may not add due to rounding.

Liquidity and Capital Resources

Operating Cash Flows

Cash provided by operating activities in fiscal year 2020 was $31.8 million compared to $9.4 million for fiscal year 2019.  The improved operating cash flows in 2020 primarily relate to a decrease in inventory levels as inventory sold was not replaced as quickly as the prior year because of the COVID-19 manufacturing disruptions from mid-March through June 2020.

Investing Cash Flows

Cash used in investing activities in fiscal years 2020 and 2019 was $12.1 million and $11.5 million, respectively. Capital expenditures during fiscal years 2020 and 2019 were $13.6 and $16.2 million, respectively.  Capital expenditures in both periods primarily related to investments in our distribution expansion, digital print equipment, information technology, and retail stores. There were $3.8 million in expenditures financed under capital lease arrangements and $2.7 million in unpaid expenditures as of October 3, 2020.

We expect to spend approximately $18 million to $20 million in capital expenditures in fiscal year 2021, primarily on our distribution expansion, digital print equipment, manufacturing equipment, information technology, and direct-to-consumer investments including additional Salt Life retail store openings.

Financing Activities

Cash used by financing activities was $3.9 million in fiscal year 2020 compared to cash provided by financing activities of $2.2 million in fiscal year 2019. We utilized the cash proceeds from our credit facility in both fiscal years to fund our operating activities, certain capital investments, and share repurchases. In fiscal year 2020, we paid $2.5 million in contingent consideration related to the DTG2Go acquisition compared to $0.6 million in the prior year.

Future Liquidity and Capital Resources

See Note 8 – Long-Term Debt to the Consolidated Financial Statements for discussion of our various financing arrangements, including the terms of our revolving U.S. credit facility.

Our credit facility, as amended on August 28, 2020, as well as cash flows from operations, are intended to fund our day-to-day working capital needs, along with capital lease financing arrangements, to fund our planned capital expenditures.  However, any material deterioration in our results of operations, such as those that could occur due to the COVID-19 pandemic, may result in the loss of our ability to borrow under our U.S. revolving credit facility and to issue letters of credit to suppliers, or may cause the borrowing availability under that facility to be insufficient for our needs. Availability under our credit facility is primarily a function of the levels of our accounts receivable and inventory. A significant deterioration in our accounts receivable or inventory levels could restrict our ability to borrow additional funds or service our indebtedness.

Prior to the Fifth Amendment and Sixth Amendment executed on April 27, 2020 and on August 28 ,2020, respectively, (collectively, the “Bridge Amendments”), our credit facility included a financial covenant that if the availability under our credit facility falls below the amounts specified in our credit agreement, our Fixed Charge Coverage Ratio (“FCCR”) (as defined in our credit agreement) for the preceding 12-month period must not be less than 1.1 to 1.0. The Bridge Amendments amend the financial covenant provisions from the amendment dates through July 3, 2021, including effectively lowering the minimum availability thresholds and removing the requirement that our FCCR for the preceding 12-month period must be not be less than 1.1 to 1.0. Our availability at October 3, 2020, was above the minimum thresholds specified in our credit agreement, and we were above the 1.1 to 1.0 FCCR for the preceding 12-month period. Following the expiration of the terms of the Bridge Amendments on July 3, 2021, a significant deterioration in our business could cause our availability to fall below minimum thresholds, thereby requiring us to maintain the minimum FCCR specified in our credit agreement, which we may not be able to maintain.

Derivative Instruments

From time to time, we may purchase cotton option contracts to economically hedge the risk related to market fluctuations in the cost of cotton used in our operations. We do not receive hedge accounting treatment for these derivatives. As such, the realized gains and losses associated with them were recorded within cost of goods sold on the Consolidated Statement of Operations. There were no material option agreements that were outstanding at October 3, 2020.

From time to time, we may use interest rate swaps or other instruments to manage our interest rate exposure and reduce the impact of future interest rate changes. These financial instruments are not used for trading or speculative purposes. We have designated our interest rate swap contracts as cash flow hedges of our future interest payments. As a result, the gains and losses on the swap contracts are reported as a component of other comprehensive income and are reclassified into interest expense as the related interest payments are made. As of October 3, 2020, all of other comprehensive income was attributable to shareholders; none related to the non-controlling interest. The changes in fair value of the interest rate swap agreements resulted in an other comprehensive loss, net of taxes, of $0.4 million for fiscal year 2020, and an other comprehensive loss, net of taxes, of $1.1 million for fiscal year 2019.

Off-Balance Sheet Arrangements

As of October 3, 2020, we did not have any off-balance sheet arrangements that were material to our financial condition, results of operations or cash flows as defined by Item 303(a)(4) of Regulation S-K promulgated by the SEC other than letters of credit, and purchase obligations. We have disclosed letters of credit and purchase obligations in Note 15—Commitments and Contingencies.

Dividends and Purchases of our Own Shares

Pursuant to the terms of our credit facility, we are allowed to make cash dividends and stock repurchases if (i) as of the date of the payment or repurchase and after giving effect to the payment or repurchase, we have availability on that date of not less than 15% of the lesser of the borrowing base or the commitment, and average availability for the 30-day period immediately preceding that date of not less than 15% of the lesser of the borrowing base or the commitment; and (ii) the aggregate amount of dividends and stock repurchases after May 10, 2016, does not exceed $10 million plus 50% of our cumulative net income (as defined in the Amended Credit Agreement) from the first day of the third quarter of fiscal year 2016 to the date of determination.  At October 3, 2020, and September 28, 2019, there was $8.8 million and $16.1 million, respectively, of retained earnings free of restrictions to make cash dividends or stock repurchases.

Our Board of Directors did not declare, nor were any dividends paid, during fiscal years 2020 and 2019.  Any future cash dividend payments will depend upon our earnings, financial condition, capital requirements, compliance with loan covenants and other relevant factors.

As of October 3, 2020, our Board of Directors had authorized management to use up to $60.0 million to repurchase stock in open market transactions under our Stock Repurchase Program. During fiscal years 2020 and 2019, we purchased 99,971 shares and 141,501 shares, respectively, of our common stock for a total cost of $2.0 million and $2.7 million, respectively. There were no repurchases of our common stock for the quarter ended October 3, 2020. As of October 3, 2020, we had purchased 3,598,933 shares of common stock for an aggregate of $52.5 million since the inception of the Stock Repurchase Program.  All purchases were made at the discretion of management and pursuant to the safe harbor provisions of SEC Rule 10b-18.  As of October 3, 2020, $7.5 million remained available for future purchases under our Stock Repurchase Program, which does not have an expiration date.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our Consolidated Financial Statements, which were prepared in accordance with U.S. GAAP. The preparation of our Consolidated Financial Statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We base our estimates and judgments on historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We have no reason to believe that our past estimates have not been appropriate. Our most critical accounting estimates, discussed below, pertain to revenue recognition, accounts receivable and related reserves, inventories and related reserves, the carrying value of goodwill, and the accounting for income taxes.

Note 2 to our Consolidated Financial Statements includes a summary of the significant accounting policies or methods used in the preparation of our Consolidated Financial Statements.

Revenue Recognition

Revenue is recognized when performance obligations under the terms of the contracts are satisfied. Our performance obligations primarily consist of delivering products to our customers. Control is transferred upon providing the products to customers in our retail stores, upon shipment of our products to the consumers from our ecommerce sites, and upon shipment from our distribution centers to our customers in our wholesale operations. Once control is transferred to the customer, we have completed our performance obligation.

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

We record reductions to revenue for estimated customer returns, allowances, markdowns and discounts. We estimate these reductions based on historical rates of customer returns and allowances as well as the specific identification of outstanding returns, markdowns and allowances that have not yet been received by us. The actual amount of customer returns and allowances, which is inherently uncertain, may differ from our estimates. If we determine that actual or expected returns or allowances are significantly higher or lower than the reserves we established, we would record a reduction or increase, as appropriate, to net sales in the period in which we make such a determination. Reserves for returns, allowances, markdowns and discounts are included within accrued expenses as refund liabilities, and the value of inventory associated with reserves for sales returns are included within prepaid expenses and other current assets on the Consolidated Balance Sheets. As of October 3, 2020, and September 28, 2019, there was $1.3 million and $1.0 million, respectively, in refund liabilities for customer returns, allowances, markdowns and discounts included within accrued expenses.

Accounts Receivable and Related Reserves

Accounts receivable consists primarily of receivables from our customers arising from the sale of our products, and we generally do not require collateral from our customers.  We actively monitor our exposure to credit risk through the use of credit approvals and credit limits. Accounts receivable is presented net of reserves for doubtful accounts.

We estimate the net collectability of our accounts receivable and establish an allowance for doubtful accounts based upon this assessment.  In situations where we are aware of a specific customer’s inability to meet its financial obligation, such as in the case of a bankruptcy filing, we assess the need for a specific reserve for bad debts.  Reserves are determined through analysis of the aging of accounts receivable balances, historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in customer payment terms. During fiscal year 2020, we estimated and recorded additional reserves of approximately $0.4 million based on the heightened risks in the market as the U.S. and our customers continue to recover from the early stages of the COVID-19 pandemic.  Although our historical allowances have been materially accurate, if market conditions change, additional reserves may be required. Bad debt expense was less than 1% of net sales in each of fiscal years 2020 and 2019.

Inventories and Related Reserves

We state inventories at the lower of cost and net realizable value using the first-in, first-out method.  Inventory cost includes materials, labor and manufacturing overhead on manufactured inventory and all direct and associated costs, including inbound freight, to acquire sourced products. We regularly review inventory quantities on hand and record reserves for obsolescence, excess quantities, irregulars and slow-moving inventory based on historical selling prices, current market conditions, and forecasted product demand to reduce inventory to its net realizable value.  During fiscal year 2020, we estimated and recorded additional reserves of approximately $5.5 million based on heightened risks in the market as the U.S. and our customers continue their recovery from the early stages of the COVID-19 pandemic. Although our historical reserves have been materially accurate, if actual selling prices are less favorable than those projected or if sell-through of the inventory is more difficult than anticipated, additional inventory reserves may be required.

Goodwill

Goodwill and definite-lived intangibles were recorded in conjunction with our acquisitions of Salt Life, DTG2Go, and SSI, and an insignificant amount of definite-lived intangibles were recorded with our acquisition of Coast.   We did not record any separately identifiable indefinite-lived intangibles associated with any of these acquisitions.  Goodwill represents the excess of the purchase price and related costs over the value assigned to net tangible and identifiable intangible assets acquired and liabilities assumed. Goodwill must be tested for impairment at least annually or more frequently if events or changes in circumstances indicate that the carrying amount may be impaired, and goodwill is required to be written down when impaired.  As of March 29, 2020, we performed our annual goodwill impairment evaluation and concluded that the goodwill for the Salt Life and DTG2Go reporting units were not impaired. The goodwill impairment testing process involved the use of significant assumptions, estimates and judgments with respect to a variety of factors, including projected sales, gross margins, selling, general and administrative expenses, capital expenditures and cash flows and the selection of an appropriate discount rate, all of which are subject to inherent uncertainties and subjectivity. Our assumptions were based on annual business plans and other forecasted results as well as the selection of a discount rate, all of which we believe represent those of a market participant. We also believe these assumptions are reflective of the current macro-economic environment, including the impacts of the recent COVID-19 pandemic. Although we are aggressively managing our response to the pandemic, its impact on the Salt Life and DTG2Go reporting units' future operating results and cash flows is uncertain. We believe that the most significant elements of uncertainty are the intensity and duration of the impact on retailers as well as the ability of our customers, supply chain, and distribution to operate with minimal disruption, all of which could negatively impact the reporting units' financial position, results of operations, cash flows, and outlook. Given the current macro-economic environment and the uncertainties regarding its potential impact on our business, there can be no assurance that our estimates and assumptions used in our impairment tests will prove to be accurate predictions of the future. If our assumptions regarding fair value are not achieved, it is possible that an impairment review may be triggered and goodwill or other intangible assets may be impaired in a future period.

Income Taxes

We account for income taxes under the liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as well as operating loss, interest deductions, and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  A valuation allowance is required to reduce the carrying value of deferred tax assets to the amount that is more-likely-than-not to be realized.  In making this final determination, we follow the Accounting Standards Codification 740, Income Taxes ("ASC 740"), and look to taxable income in prior carryback years, reversals of existing temporary book/tax differences, tax planning strategies and future taxable income exclusive of reversals of existing temporary differences.  By its very nature, future taxable income requires estimates and judgments about future events that may be predictable, but are far less certain than past events that can be objectively measured.

We established a valuation allowance related to certain of our state operating loss carryforward amounts in accordance with the provisions of ASC 740.  We continually review the adequacy of the valuation allowance and recognize the benefits of deferred tax assets if reassessment indicates that it is more likely than not that the deferred tax assets will be realized based on earnings forecasts in the respective state tax jurisdictions.  As of October 3, 2020, we had state NOLs of approximately $52.6 million, with deferred tax assets of $2.5 million related to these state NOLs, and related valuation allowances against them of approximately $0.6 million. These state net loss carryforwards expire at various intervals from 2021 through 2040.

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

Item 8. Financial Statements and Supplementary Data

Our Consolidated Financial Statements for each of our fiscal years ended October 3, 2020, and September 28, 2019, together with the Reports of Independent Registered Public Accounting Firms thereon, are included in this report commencing on page F-1 and are listed under Part IV, Item 15 in this report.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of October 3, 2020, and, based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures were effective at the evaluation date.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of October 3, 2020. In this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) ("COSO") in Internal Control – Integrated Framework. The scope of our efforts to comply with the internal requirements of Section 404 of the Sarbanes-Oxley Act of 2002 with respect to fiscal year 2020 included all of our operations. Based on our evaluation, our management has concluded that, as of October 3, 2020, our internal control over financial reporting is effective.

The effectiveness of our internal control over financial reporting as of October 3, 2020, has been audited by Ernst & Young, LLP ("EY"), our independent registered public accounting firm, who also audited our Consolidated Financial Statements. EY’s attestation report on our internal controls over financial reporting is included herein.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the fourth quarter of fiscal year 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Delta Apparel, Inc. and Subsidiaries

Opinion on Internal Control over Financial Reporting

We have audited Delta Apparel, Inc. and Subsidiaries’ internal control over financial reporting as of October 3, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Delta Apparel, Inc. and Subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of October 3, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of October 3, 2020, and September 28, 2019, and the related consolidated statements of operations, comprehensive (loss) income, shareholders’ equity and cash flows for each of the two years in the period ended October 3, 2020, and the related notes and our report dated November 23, 2020 expressed an unqualified opinion thereon.

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

November 23, 2020

Item 9B. Other Information

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference from the portions of the definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days following the end of our 2020 fiscal year under the headings "Proposal No. 1: Election of Directors", “Corporate Governance”, “Executive Officers” and “Delinquent Section 16(a) Reports .”

All of our employees, including our Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer, are required to abide by our business conduct policies so that our business is conducted in a consistently legal and ethical manner. We have adopted a code of business conduct and ethics known as our Ethics Policy Statement. The Ethics Policy Statement is available without charge on our website. In the event that we amend or waive any of the provisions of the Ethics Policy Statement applicable to our Chief Executive Officer, Chief Financial Officer, or Chief Accounting Officer, we intend to disclose the same on our website at www.deltaapparelinc.com.

Item 11. Executive Compensation

The information required by this Item is incorporated herein by reference from the portions of the definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days following the end of our 2020 fiscal year under the headings “Executive Compensation,” “Compensation Tables,” and "Director Compensation."

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information relating to security ownership by certain beneficial owners and management is incorporated herein by reference from the portion of the definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days following the end of our 2020 fiscal year under the heading “Equity Compensation Plan Information" and “Stock Ownership of Management and Principal Shareholder.”

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

Set forth in the table below is certain information about securities issuable under our equity compensation plans as of October 3, 2020.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights (2)	Number of securities remaining available for future issuance under equity compensation plans (excluding those currently outstanding)
Equity compensation plans approved by security holders	71,000	$—	351,714
Equity compensation plans not approved by security holders	—	—	—
Total	71,000	$—	351,714

(1) Includes all outstanding restricted stock units that have a performance-based vesting condition that would vest in equity shares, and assumes 100% vesting performance-based targets.

(2) Not applicable, as no outstanding stock options at period end.

For additional information on our stock-based compensation plans, see Note 12 - Stock-Based Compensation to the Consolidated Financial Statements.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference from the portion of the definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days following the end of our 2020 fiscal year under the heading "Corporate Governance".

Item 14. Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference from the portion of the definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days following the end of our 2020 fiscal year under the heading “Proposal No. 3: Ratification of Appointment of Independent Registered Public Accounting Firm”.

Part IV

Item 15. Exhibits and Financial Statement Schedules

Financial Statements:

Report of Independent Registered Public Accounting Firms.

Consolidated Balance Sheets as of October 3, 2020, and September 28, 2019.

Consolidated Statements of Operations for the years ended October 3, 2020, and September 28, 2019.

Consolidated Statements of Comprehensive (Loss) Income for the years ended October 3, 2020, and September 28, 2019.

Consolidated Statements of Shareholders’ Equity for the years ended October 3, 2020, and September 28, 2019.

Consolidated Statements of Cash Flows for the years ended October 3, 2020, and September 28, 2019.

Notes to Consolidated Financial Statements.

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted. Columns omitted from schedules filed have been omitted because the information is not applicable.

(a)(3) Listing of Exhibits*

2.1	Asset Purchase Agreement dated as of August 27, 2013, among To The Game, LLC, Salt Life Holdings, LLC, Roger L. Combs, Sr., Donald R. Combs, Richard Thompson, and Michael T. Hutto (excluding schedules and exhibits): Incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on August 29, 2013.
3.1.1	Articles of Incorporation of the Company: Incorporated by reference to Exhibit 3.1 to the Company’s Form 10-12B filed on December 30, 1999.
3.1.2	Amendment to Articles of Incorporation of the Company dated September 18, 2003: Incorporated by reference to Exhibit 3.1.2 to the Company’s Form 10-Q filed on November 5, 2003.
3.1.3	Amendment to Articles of Incorporation of the Company dated April 28, 2005: Incorporated by reference to Exhibit 3.1.3 to the Company’s Form 8-K filed on April 29, 2005.
3.1.4	Amendment to Articles of Incorporation of the Company dated November 8, 2007: Incorporated by reference to Exhibit 3.1.4 to the Company’s Form 10-K filed on August 28, 2009.
3.2.1	Bylaws of the Company: Incorporated by reference to Exhibit 3.2.1 to the Company’s Form 10-K filed on August 28, 2009.
3.2.2	Amendment to Bylaws of the Company adopted January 20, 2000: Incorporated by reference to Exhibit 3.2.2 to the Company’s Form 10-K filed on August 28, 2009.
3.2.3	Amendment to Bylaws of the Company adopted February 17, 2000: Incorporated by reference to Exhibit 3.2.3 to the Company’s Form 10-K filed on August 28, 2009.
3.2.4	Amendment to Bylaws of the Company adopted June 6, 2000: Incorporated by reference to Exhibit 3.2.4 to the Company’s Form 10-K filed on August 28, 2009.
3.2.5	Amendment to Bylaws of the Company dated August 17, 2006: Incorporated by reference to Exhibit 3.2.5 to the Company’s Form 10-K filed on August 28, 2009.
3.2.6	Amendment to Bylaws of the Company dated August 12, 2009: Incorporated by reference to Exhibit 3.2.6 to the Company’s Form 10-K filed on August 28, 2009.
4.1	See Exhibits 3.1.1, 3.1.2, 3.1.3, 3.1.4, 3.2.1, 3.2.2, 3.2.3, 3.2.4, 3.2.5, and 3.2.6.
4.2	Specimen certificate for common stock, par value $0.01 per share, of the Company: Incorporated by reference to Exhibit 4.2 to the Company’s Form 10-12 B/A filed on May 3, 2000.
4.3	Description of Securities: Incorporated by reference to Exhibit 4.3 to the Company's Form 10-K filed on November 21, 2019.
10.1	See Exhibit 2.1.
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

10.2.8	Fourth Amendment to Fifth Amended and Restated Credit Agreement, dated November 19, 2019, among Delta Apparel, Inc., M.J. Soffe, LLC, Culver City Clothing Company, Salt Life, LLC, and DTG2Go, LLC, the financial institutions named therein as Lenders, and Wells Fargo Bank, National Association, as agent for Lenders. Incorporated by reference to Exhibit 10.2.8 to the Company's Annual Report on Form 10-K filed on November 23, 2019.
10.2.9	Fifth Amendment to Fifth Amended and Restated Credit Agreement dated April 27, 2020, among Delta Apparel, Inc., M.J. Soffe, LLC, Culver City Clothing Company, Salt Life, LLC, and DTG2Go, LLC, the financial institutions named therein as Lenders, and Wells Fargo Bank, National Association as agent for Lenders. Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on April 30, 2020.
10.2.10	Sixth Amendment to Fifth Amended and Restated Credit Agreement dated August 28, 2020, among Delta Apparel, Inc., M.J. Soffe, LLC, Culver City Clothing Company, Salt Life, LLC, and DTG2Go, LLC, the financial institutions named therein as Lenders, and Wells Fargo Bank, National Association as agent for Lenders. Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 31, 2020.

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

10.5.1	Delta Apparel, Inc. 2020 Stock Plan: Incorporated by reference to Exhibit 1to the Company's Proxy Statement filed on December 17, 2019.***
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

10.9.5	Fifth Amendment to Employment Agreement between Delta Apparel, Inc. and Robert W. Humphreys dated May 11, 2020: Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 12, 2020.***
10.11	Employment Agreement between Delta Apparel, Inc. and Justin M. Grow dated January 1, 2019: Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 2, 2019.***
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

10.16	Agreement between Delta Apparel, Inc. and IMG Worldwide, Inc. dated December 6, 2013: Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 6, 2013.
10.17	Form of Restricted Stock Unit and Performance Unit Award Agreement: Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on February 9, 2016.***
10.18	Form of Restricted Stock Unit Award Agreement: Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on February 9, 2016.***
10.19	Form of Performance Unit Award Agreement: Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on May 8, 2017.***

10.20	Form of Restricted Stock Unit and Performance Unit Award Agreement: Incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K filed on November 28, 2017.***
10.21	Form of Restricted Stock Unit Award Agreement: Incorporated by reference to Exhibit 10.23 to the Company's Quarterly Report on Form 10-Q filed on May 7, 2018.***
10.22	Form of Restricted Stock Unit and Performance Unit Award Agreement.***
21	Subsidiaries of the Company.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

DELTA APPAREL, INC.
(Registrant)

November 23, 2020	By: Deborah H. Merrill
Date	Deborah H. Merrill
Chief Financial Officer and President, Delta Group
(principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and as of the dates indicated.

/s/Anita D. Britt	11/23/2020	/s/Robert W. Humphreys	11/23/2020
Anita D. Britt	Date	Robert W. Humphreys	Date
Director		Chairman and Chief Executive Officer
(principal executive officer)

/s/J. Bradley Campbell	11/23/2020	/s/Deborah H. Merrill	11/23/2020
J. Bradley Campbell	Date	Deborah H. Merrill	Date
Director		Chief Financial Officer and President, Delta Group
(principal financial and accounting officer)

/s/G. Jay Gogue	11/23/2020	/s/Robert E. Staton, Sr.	11/23/2020
G. Jay Gogue	Date	Robert E. Staton, Sr	Date
Director		Director

/s/Glenda E. Hood	11/23/2020	/s/A. Alexander Taylor, II	11/23/2020
Glenda E. Hood	Date	A. Alexander Taylor, II	Date
Director		Director

		/s/David G. Whalen	11/23/2020
		David G. Whalen	Date
Director

Delta Apparel, Inc. and Subsidiaries

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Delta Apparel, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Delta Apparel, Inc. and Subsidiaries (the Company) as of October 3, 2020 and September 28, 2019, the related consolidated statements of operations, comprehensive (loss) income, shareholders’ equity, and cash flows for each of the two years in the period ended October 3, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of October 3, 2020 and September 28, 2019, and the results of its operations and its cash flows for each of the two years in the period ended October 3, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of October 3, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated November 23, 2020 expressed an unqualified opinion thereon.

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

Atlanta, Georgia

November 23, 2020

Delta Apparel, Inc. and Subsidiaries

Consolidated Balance Sheets

(Amounts in thousands, except share amounts and per share data)

	October 3, 2020	September 28, 2019
Assets
Cash and cash equivalents	$16,458	$605
Accounts receivable, less allowances of $684 and $327, respectively	60,146	59,337
Other receivables	854	1,550
Inventories, net	145,515	179,107
Prepaid expenses and other current assets	3,795	2,999
Total current assets	226,768	243,598

Property, plant and equipment, net	63,950	61,404
Goodwill	37,897	37,897
Intangible assets, net	19,948	21,607
Deferred income taxes	4,052	1,514
Operating lease assets	54,645	—
Equity method investment	10,573	10,388
Other assets	2,398	1,580
Total assets	$420,231	$377,988

Liabilities and Equity
Liabilities:
Accounts payable	$49,800	$52,320
Accrued expenses	20,174	20,412
Income taxes payable	379	379
Current portion of finance leases	6,956	6,434
Current portion of operating leases	9,039	—
Current portion of long-term debt	7,559	6,540
Current portion of contingent consideration	2,120	2,790
Total current liabilities	96,027	88,875

Long-term income taxes payable	3,599	3,977
Long-term finance leases, less current maturities	11,328	12,836
Long-term operating leases, less current maturities	46,570	—
Long-term debt, less current maturities	112,782	109,296
Long-term contingent consideration	4,300	6,304
Deferred income taxes	—	1,519
Other liabilities	2,939	1,293
Total liabilities	$277,545	$224,100
Shareholders’ equity:
Preferred stock—$0.01 par value, 2,000,000 shares authorized, none issued and outstanding	—	—
Common stock —$0.01 par value, 15,000,000 shares authorized, 9,646,972 shares issued, and 6,890,118 and 6,921,417 shares outstanding as of October 3, 2020, and September 28, 2019, respectively	96	96
Additional paid-in capital	61,005	59,855
Retained earnings	126,564	136,937
Accumulated other comprehensive loss	(1,322)	(969)
Treasury stock —2,756,854 and 2,725,555 shares as of October 3, 2020, and September 28, 2019, respectively	(43,133)	(41,750)
Equity attributable to Delta Apparel, Inc.	143,210	154,169
Equity attributable to non–controlling interest	(524)	(281)
Total equity	142,686	153,888
Total liabilities and equity	$420,231	$377,988

See accompanying Notes to Consolidated Financial Statements.

Delta Apparel, Inc. and Subsidiaries

Consolidated Statements of Operations

(Amounts in thousands, except per share data)

	Fiscal Year Ended
	October 3, 2020	September 28, 2019
Net sales	$381,035	$431,730
Cost of goods sold	312,660	346,578
Gross profit	68,375	85,152

Selling, general and administrative expenses	68,383	70,220
Other loss (income), net	7,067	(963)
Operating (loss) income	(7,075)	15,895

Interest expense	7,005	7,550
(Loss) earnings before (benefit from) provision for income taxes	(14,080)	8,345
(Benefit from) provision for income taxes	(3,260)	477
Consolidated net (loss) earnings	$(10,820)	$7,868
Net loss attributable to non-controlling interest	243	374
Net (loss) earnings attributable to shareholders	(10,577)	8,242

Basic (loss) earnings per share	$(1.53)	$1.19
Diluted (loss) earnings per share	$(1.53)	$1.17

Weighted average number of shares outstanding	6,921	6,929
Dilutive effect of stock options and awards	—	135
Weighted average number of shares assuming dilution	6,921	7,064

See accompanying Notes to Consolidated Financial Statements.

Delta Apparel, Inc. and Subsidiaries

Consolidated Statements of Comprehensive (Loss) Income

(Amounts in thousands)

	Fiscal Year Ended
	October 3, 2020	September 28, 2019
Net (loss) earnings attributable to shareholders	$(10,577)	$8,242
Other comprehensive loss related to unrealized loss on derivatives, net of income tax	(353)	(1,105)
Consolidated comprehensive (loss) income	$(10,930)	$7,137

See accompanying Notes to Consolidated Financial Statements

Delta Apparel, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity

(Amounts in thousands, except share amounts)

					Accumulated
			Additional		Other			Non-
	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Controlling
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Interest	Total
Balance at September 29, 2018	9,646,972	$96	$61,979	$128,695	$136	2,737,526	$(40,881)	$93	$150,118

Net earnings	—	—	—	8,242	—	—	—	—	8,242
Other comprehensive loss	—	—	—	—	(1,105)	—	—	—	(1,105)
Net loss attributable to non-controlling interest	—	—	—	—	—	—	—	(374)	(374)
Vested stock awards	—	—	(3,980)	—	—	(153,472)	1,867	—	(2,113)
Purchase of common stock	—	—	—	—	—	141,501	(2,736)	—	(2,736)
Stock based compensation	—	—	1,856	—	—	—	—	—	1,856
Balance at September 28, 2019	9,646,972	96	59,855	136,937	(969)	2,725,555	(41,750)	(281)	153,888

Net loss	—	—	—	(10,577)	—	—	—	—	(10,577)
Other comprehensive loss	—	—	—	—	(353)	—	—	—	(353)
Net loss attributable to non-controlling interest	—	—	—	—	—	—	—	(243)	(243)
Vested stock awards	—	—	(1,611)	—	—	(68,672)	646	—	(965)
Purchase of common stock	—	—	—	—	—	99,971	(2,029)	—	(2,029)
Stock based compensation	—	—	2,761	—	—	—	—	—	2,761
ASU 2016-02 adoption	—	—	—	204	—	—	—	—	204
Balance at October 3, 2020	9,646,972	$96	$61,005	$126,564	$(1,322)	2,756,854	$(43,133)	$(524)	$142,686

See accompanying Notes to Consolidated Financial Statements.

Delta Apparel, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Amounts in thousands)

	Fiscal Year Ended
	October 3, 2020	September 28, 2019
Operating activities:
Consolidated net (loss) earnings	$(10,820)	$7,868
Adjustments to consolidated net earnings attributable to net cash provided by operating activities:
Depreciation	11,097	9,953
Amortization of intangibles	1,659	1,811
Amortization of deferred financing fees	315	312
Benefit from for deferred income taxes	(3,730)	(384)
Provision for market reserves	4,906	(458)
Non-cash stock compensation	2,761	1,856
(Gain) loss on disposal of equipment	(29)	289
Other, net	(775)	(2,292)
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	(113)	(12,824)
Inventories, net	28,686	(2,539)
Prepaid expenses and other current assets	319	878
Other non-current assets	(198)	(71)
Accounts payable	(3,345)	1,951
Accrued expenses	(238)	3,670
Change in net operating lease liabilities	964	—
Income taxes	(632)	(594)
Other liabilities	968	2
Net cash provided by operating activities	31,795	9,428

Investing activities:
Purchases of property and equipment	(8,990)	(6,063)
Proceeds from sale of property and equipment	—	30
Cash paid for business	(3,077)	(5,424)
Net cash used in investing activities	(12,067)	(11,457)

Financing activities:
Proceeds from long-term debt	438,770	452,055
Repayment of long-term debt	(431,932)	(440,130)
Payment of capital financing	(4,041)	(4,338)
Payment of contingent consideration	(2,500)	(564)
Repurchase of common stock	(2,029)	(2,736)
Payment of deferred financing costs	(1,176)	—
Payment of withholding taxes on stock awards	(967)	(2,113)
Net cash (used in) provided by financing activities	(3,875)	2,174
Net increase in cash and cash equivalents	15,853	145
Cash and cash equivalents at beginning of period	605	460
Cash and cash equivalents at end of period	$16,458	$605

Supplemental cash flow information:
Cash paid during the period for interest	$6,510	$7,064
Cash paid during the period for income taxes, net of refunds received	$960	$890

See accompanying Notes to Consolidated Financial Statements.

Delta Apparel, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

October 3, 2020

Note 1—The Company

Delta Apparel, Inc. (collectively with DTG2Go, LLC, Salt Life, LLC, M.J. Soffe, LLC, and other subsidiaries, "Delta Apparel," "we," "us," "our," or the "Company") is a vertically-integrated, international apparel company. With approximately 7,900 employees worldwide, we design, manufacture, source, and market a diverse portfolio of core activewear and lifestyle apparel products under our primary brands of Salt Life®, COAST®, Soffe®, and Delta. We are a market leader in the on-demand, digital print and fulfillment industry, bringing DTG2Go's proprietary technology and innovation to the supply chain of our customers. We specialize in selling casual and athletic products through a variety of distribution channels and tiers, including outdoor and sporting goods retailers, independent and specialty stores, better department stores and mid-tier retailers, mass merchants and e-retailers, the U.S. military, and through our business-to-business digital platform. Our products are also made available direct-to-consumer on our ecommerce sites and in our branded retail stores. Our diversified distribution model allows us to capitalize on our strengths to provide our activewear and lifestyle apparel products to a broad and evolving customer base whose shopping preferences may span multiple retail channels.

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

(b) Fiscal Year:  We operate on a 52-53 week fiscal year ending on the Saturday closest to September 30. All references to "2020" and "2019" relate to the 53-week fiscal year ended on  October 3, 2020, and the 52-week fiscal year ended on September 28, 2019.

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

(d) Cash and Cash Equivalents: Cash and cash equivalents consist of cash and temporary investments with original maturities of three months or less.

(e) Accounts Receivable: Accounts receivable consists primarily of receivables from our customers arising from the sale of our products, and we generally do not require collateral from our customers. We actively monitor our exposure to credit risk through the use of credit approvals and credit limits. Accounts receivable is presented net of reserves for doubtful accounts.

We estimate the net collectability of our accounts receivable and establish an allowance for doubtful accounts based upon this assessment. In situations where we are aware of a specific customer’s inability to meet its financial obligation, such as in the case of a bankruptcy filing, we assess the need for a specific reserve for bad debts. Reserves are determined through analysis of the aging of accounts receivable balances, historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in customer payment terms. Bad debt expense was less than 1% of net sales in each of fiscal years 2020 and 2019.

(f) Inventories: We state inventories at the lower of cost or net realizable value using the first-in, first-out method. Inventory cost includes materials, labor and manufacturing overhead on manufactured inventory, and all direct and associated costs, including inbound freight, to acquire sourced products. See Note 2(x) for further information regarding yarn procurements. We regularly review inventory quantities on hand and record reserves for obsolescence, excess quantities, irregulars and slow-moving inventory based on historical selling prices, current market conditions, and forecasted product demand to reduce inventory to its net realizable value.

(g) Property, Plant and Equipment: Property, plant and equipment are stated at cost. We depreciate and amortize our assets on a straight-line method over the estimated useful lives of the assets, which range from three to twenty-five years. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the improvements. Right of use assets that we acquire under non-cancelable leases that meet the criteria of finance leases are capitalized in property, plant and equipment and amortized over the useful lives of the related assets. When we retire or dispose of assets, the costs and accumulated depreciation or amortization are removed from the respective accounts, and we recognize any related gain or loss. Repairs and maintenance costs are charged to expense when incurred. Major replacements that substantially extend the useful life of an asset are capitalized and depreciated.

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

(j) Goodwill and Intangible Assets: We recorded goodwill and intangible assets with definite lives, including trade names and trademarks, customer relationships, technology, and non-compete agreements, as a result of several acquisitions. Intangible assets are amortized based on their estimated economic lives, ranging from four to twenty years.  Goodwill represents the excess of the purchase price over the fair value of net identified tangible and intangible assets acquired and liabilities assumed, and is not amortized. The total amount of goodwill is deductible for tax purposes.  See Note 6 — Goodwill and Intangible Assets for further details.

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

(l) Contingent Consideration: At the end of each reporting period, we are required to remeasure the fair value of the contingent consideration related to the DTG2Go acquisition in March 2018. We remeasure contingent consideration in accordance with ASC 805, Business Combinations based on historical operating results and projections for the future. The DTG2Go contingent consideration was valued at $6.4 million and $8.9 million at October 3, 2020 and September 28, 2019, respectively.

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

Our receivables resulting from wholesale customers are generally collected within three months, in accordance with our established credit terms. Our direct-to-consumer ecommerce and retail store receivables are collected within a few days. Our revenue, including freight income, is recognized net of applicable taxes in our Consolidated Statements of Operations.

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

We only recognize revenue to the extent that it is probable that we will not recognize a significant reversal of revenue when the uncertainties related to the variability are ultimately resolved. In determining our estimates for discounts, allowances, chargebacks, and returns, we consider historical and current trends, agreements with our customers and retailer performance. We record these discounts, returns and allowances as a reduction to net sales in our Consolidated Statements of Operations and as a refund liability in our accrued expenses in our Consolidated Balance Sheets, with the estimated value of inventory expected to be returned in prepaid and other current assets in our Consolidated Balance Sheets. As of October 3, 2020, and September 28, 2019, there was $1.3 million and $1.0 million, respectively, in refund liabilities for customer returns, allowances, markdowns and discounts included within accrued expenses.

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

(p) Selling, General and Administrative Expense: We include in selling, general and administrative expenses costs incurred subsequent to the receipt of finished goods at our distribution facilities, such as the cost of stocking, warehousing, picking and packing, and shipping goods for delivery to our customers. Distribution costs included in selling, general and administrative expenses totaled $17.8 million and $17.6 million in fiscal years 2020 and 2019, respectively. In addition, selling, general and administrative expenses include costs related to sales associates, administrative personnel, advertising and marketing expenses, royalty payments on licensed products, and other general and administrative expenses.

(q) Advertising Costs: All costs associated with advertising and promoting our products are expensed during the period in which they are incurred and are included in selling, general and administrative expenses in the Consolidated Statements of Operations. We participate in cooperative advertising programs with some of our customers. Depending on the customer, our defined cooperative programs allow the customer to use from 2% to 5% of its net purchases from us towards advertisements of our products. Because our products are being specifically advertised, we are receiving an identifiable benefit resulting from the consideration for cooperative advertising. We record cooperative advertising costs as a selling expense and the related cooperative advertising reserve as an accrued liability. Advertising costs totaled $4.4 million and $4.7 million in fiscal years 2020 and 2019, respectively. Included in these costs were $0.8 million in fiscal years 2020 and 2019 related to our cooperative advertising programs.

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

(s) Income Taxes: We account for income taxes pursuant to ASC 740, Income Taxes, under the liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases as well as operating loss, interest deduction limitations, and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

(t) Earnings per Share: We compute basic earnings per share ("EPS") by dividing net income by the weighted average number of common shares outstanding during the year pursuant to ASC 260, Earnings Per Share (“ASC 260”). Basic EPS includes no dilution.  Diluted EPS is calculated, as set forth in ASC 260, by dividing net income by the weighted average number of common shares outstanding adjusted for the issuance of potentially dilutive shares. Potentially dilutive shares consist of common stock issuable under the assumed exercise of outstanding stock options and awards using the treasury stock method. This method assumes that the potential common shares are issued and the proceeds from the exercise, along with the amount of compensation expense attributable to future services, are used to purchase common stock at the exercise date. The difference between the number of potential shares issued and the number of shares purchased is added as incremental shares to the actual number of shares outstanding to compute diluted EPS. Outstanding stock options and awards that result in lower potential shares issued than shares purchased under the treasury stock method are not included in the computation of diluted EPS since their inclusion would have an anti-dilutive effect on EPS.

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

(w) Other Comprehensive Income: Other Comprehensive Income consists of net earnings and unrealized gains from cash flow hedges, net of tax. Accumulated other comprehensive (loss) income ("AOCI") contained in the shareholders’ equity section of the Consolidated Balance Sheets related to interest rate swap agreements and was a loss in both years of $1.3 million and $1.0 million as of October 3, 2020, and as of  September 28, 2019, respectively.

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

We are exposed to counterparty credit risks on all derivatives. Because these amounts are recorded at fair value, the full amount of our exposure is the carrying value of these instruments. We only enter into derivative transactions with well-established institutions, and, therefore, we believe the counterparty credit risk is minimal.

From time to time, we may purchase cotton option contracts to economically hedge the risk related to market fluctuations in the cost of cotton used in our operations. We do not receive hedge accounting treatment for these derivatives. As such, the realized gains and losses associated with them were recorded within cost of goods sold on the Consolidated Statement of Operations. There were no raw material option agreements outstanding at October 3, 2020 or September 28, 2019.

(z) Equity Method Accounting: As of October 3, 2020, we owned 31% of the outstanding capital stock in our Honduran equity method investment. We apply the equity method of accounting for our investment, as we have less than a 50% ownership interest and can exert significant influence. We do not exercise control over this company and do not have substantive participating rights. As such, this entity is not considered a variable interest entity.

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

(ac) Recently Adopted Accounting Pronouncements:

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”), which requires lessees to include most leases on the balance sheet as lease liabilities with an associated right-of-use ("ROU") asset. Since the issuance of ASU 2016-02, the FASB released several amendments to improve and clarify the implementation guidance, as well as to change the allowable adoption methods. These standards have been collectively codified within Accounting Standard Codification, ("ASC ") 842, Leases (“ASC 842”). We adopted ASC 842 using the modified retrospective method and applied the standard to all leases existing as of September 29, 2019. Information for prior years presented has not been restated and continues to reflect the authoritative accounting standards in effect for those periods. We elected to use the package of practical expedients that allows us to carryforward our historical assessments of whether existing contracts contain leases, determinations of lease classification, and treatments of initial direct costs. As of September 29, 2019, we recognized total operating lease liabilities of $44.6 million in our Consolidated Balance Sheets, of which $36.1 million was recorded within Long-term operating leases, less current maturities and $8.5 million was recorded within Current portion of operating leases. We additionally derecognized $0.8 million of previously recorded net deferred rent balances and recorded operating lease ROU assets of $43.8 million related to our operating leases, which are reflected within Operating lease assets in our Consolidated Balance Sheets. We also recognized deferred tax assets of $0.2 million on the Consolidated Balance Sheets, which resulted in an increase to retained earnings upon adoption. The adoption of the new leasing standard had no significant impact on covenants or other provisions of our secured credit facility.

(ad) Recently Issued Accounting Pronouncements Not Yet Adopted:

In August 2018, the FASB issued ASU No. 2018-15, Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract (“ASU 2018-15”), which will require customers to apply internal-use software guidance to determine the implementation costs that are able to be capitalized. Capitalized implementation costs will be required to be amortized over the term of the arrangement, beginning when the cloud computing arrangement is ready for its intended use. ASU 2018-15 is effective for financial statements issued for fiscal years beginning after December 15, 2019, and interim periods within those annual periods. ASU 2018-15 will therefore be effective for us as of October 4, 2020 including the interim periods within our fiscal year 2021 annual period. The standard allows changes to be applied either retrospectively or prospectively. We do not anticipate that the provisions of ASU 2018-15 will have a material effect on our financial condition, results of operations, cash flows or disclosures.

Note 3—Revenue Recognition

Our revenue streams consist of wholesale, direct-to-consumer ecommerce and retail stores which are included in our Consolidated Statements of Operations. The table below identifies the amount and percentage of net sales by distribution channel (in thousands):

	Fiscal Year Ended
	October 3, 2020		September 28, 2019
	$	%	$	%
Retail	$5,626	2%	$4,396	1%
Direct-to-consumer ecommerce	7,994	2%	5,526	1%
Wholesale	367,415	96%	421,808	98%
Net Sales	$381,035	100%	$431,730	100%

The table below provides net sales by reportable segment (in thousands) and the percentage of net sales by distribution channel for each reportable segment:

	Fiscal Year Ended October 3, 2020
	Net Sales	Retail	Direct-to-Consumer ecommerce	Wholesale
Delta Group	$343,891	0.2%	0.5%	99.3%
Salt Life Group	37,144	12.9%	16.9%	70.2%
Total	$381,035

	Fiscal Year Ended September 28, 2019
	Net Sales	Retail	Direct-to-Consumer ecommerce	Wholesale
Delta Group	$389,075	0.3%	0.3%	99.4%
Salt Life Group	42,655	7.6%	9.9%	82.5%
Total	$431,730

Note 4—Inventories

Inventories, net of reserves of $15.0 million and $10.0 million as of October 3, 2020, and  September 28, 2019, respectively, consist of the following (in thousands):

	October 3, 2020	September 28, 2019
Raw materials	$13,571	$12,022
Work in process	13,984	17,765
Finished goods	117,960	149,320
	$145,515	$179,107

Raw materials include finished yarn and direct materials for the Delta Group, undecorated garments for the DTG2Go business, and direct embellishment materials for the Salt Life Group.

Note 5—Property, Plant and Equipment

Property, plant and equipment consist of the following (in thousands, except economic life data):

	Estimated Useful Life (in years)	October 3, 2020	September 28, 2019
Land and land improvements	25	$569	$569
Buildings	20	3,715	3,715
Machinery and equipment	10	106,102	99,962
Computers and software	3-10	24,362	21,065
Furniture and fixtures	7-25	7,135	3,650
Leasehold improvements	3-10	6,635	5,790
Vehicles and related equipment	5	587	587
Construction in progress	N/A	6,968	7,873
		156,073	143,211
Less accumulated depreciation and amortization		(92,123)	(81,807)
Total property, plant and equipment, net		$63,950	$61,404

Note 6—Goodwill and Intangible Assets

Goodwill and components of intangible assets consist of the following (in thousands):

	October 3, 2020			September 28, 2019
	Cost	Accumulated Amortization	Net Value	Cost	Accumulated Amortization	Net Value	Economic Life

Goodwill	$37,897	$—	$37,897	$37,897	$—	$37,897	N/A

Intangibles:
Tradename/trademarks	$16,090	$(3,820)	$12,270	$16,090	$(3,278)	$12,812	20 - 30 yrs
Customer relationships	7,400	(1,733)	5,667	7,400	(993)	6,407	20 yrs
Technology	1,720	(1,380)	340	1,720	(1,289)	431	10 yrs
License agreements	2,100	(733)	1,367	2,100	(630)	1,470	15 - 30 yrs
Non-compete agreements	1,657	(1,353)	304	1,657	(1,170)	487	4 – 8.5 yrs
Total intangibles, net	$28,967	$(9,019)	$19,948	$28,967	$(7,360)	$21,607

Goodwill represents the acquired goodwill net of the cumulative impairment losses recorded in fiscal year 2011 of $0.6 million. As of October 3, 2020, the Delta Group segment assets include $18.0 million of goodwill, and the Salt Life Group segment assets include $19.9 million.

Depending on the type of intangible assets, amortization is recorded under cost of goods sold or selling, general and administrative expenses. Amortization expense for intangible assets was $1.7 million for the year ended October 3, 2020, and $1.8 million for the year ended September 28, 2019. Amortization expense is estimated to be approximately $1.6 million for each of fiscal years 2021, 2022, approximately $1.5 million for fiscal year 2023, and approximately $1.4 million for fiscal years 2024 and 2025.

Note 7—Accrued Expenses

Accrued expenses consist of the following (in thousands):

	October 3, 2020	September 28, 2019
Accrued employee compensation and benefits	$13,958	$13,883
Taxes accrued and withheld	1,565	1,160
Refund liabilities	1,347	1,047
Accrued freight	720	969
Income taxes payable	379	379
Accrued interest	541	563
Other	2,043	2,790
	$20,553	$20,791

Note 8—Long-Term Debt

Long-term debt consists of the following (in thousands):

	October 3, 2020	September 28, 2019
Revolving U.S. credit facility, interest at base rate or adjusted LIBOR rate plus an applicable margin (interest at 3.3% on October 3, 2020) due November 2024	$106,213	$101,957
Revolving credit facility with Banco Ficohsa, a Honduran bank, interest at 7.7% due August 2025	9,529	5,000
Term loan with Banco Ficohsa, a Honduran bank, interest at 6.0%, monthly installments beginning November 2014 through December 2020	200	800
Term loan with Banco Ficohsa, a Honduran bank, interest at 6.0%, monthly installments beginning June 2016 through April 2022	485	776
Term loan with Banco Ficohsa, a Honduran bank, interest at 6.0%, monthly installments beginning October 2017 through September 2021	888	1,953
DTG2Go, LLC acquisition promissory note, interest at 6.0%, quarterly payments beginning January 2019 through October 2021	2,917	5,250
Salt Life Beverage, LLC promissory note, interest at 4.0%	109	100
	120,341	115,836
Less current portion of long-term debt	(7,559)	(6,540)
Long-term debt, excluding current maturities	$112,782	$109,296

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

On August 28, 2020, the Borrowers entered into a Sixth Amendment to the Fifth Amended and Restated Credit Agreement with Wells Fargo Bank (the “Agent”) and the other lenders set forth therein (the “Sixth Amendment”). The Sixth Amendment, (i) maintains lower minimum availability thresholds from the amendment date through July 3, 2021, (ii) allows for an additional 30 days of aged receivables from customers in the borrowing base through April 3, 2021, (iii) increases the advance rate to 70% of real estate assets in the borrowing base and commences amortization on October 4, 2020, (iv) ceases amortization of machinery and equipment assets in the borrowing base through April 3, 2021, (v) postpones amortization of trademark assets in the borrowing base until April 4, 2021, (vi) requires the Applicable Margin to be set at Level III through July 3, 2021 and increases the Applicable Margin by 50 basis points across all Levels within the Applicable Margin table for the remaining term of the Amended Credit Agreement, and (vii) requires continued weekly reporting of accounts receivable to the Agent through July 3, 2021.

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

Our U.S. revolving credit facility is secured by a first-priority lien on substantially all of the real and personal property of Delta Apparel, Junkfood, Soffe, Salt Life, and DTG2Go. All loans bear interest at rates, at the Company's option, based on either (a) an adjusted LIBOR rate, subject to a floor of 1.0%, plus an applicable margin or (b) a base rate plus an applicable margin, with the base rate equal to the greater of (i) the federal funds rate plus 1.0%, (ii) the LIBOR rate plus 1.0%, or (iii) the prime rate announced by Wells Fargo, National Association. The facility requires monthly installment payments of approximately $0.2 to $0.3 million beginning October 4, 2020, in connection with fixed asset and intellectual property amortizations, and these amounts reduce the amount of availability under the facility. Annual facility fees are 0.25% or 0.375% (subject to average excess availability) of the amount by which $170 million exceeds the average daily principal balance of the outstanding loans and letters of credit accommodations. The annual facility fees are charged monthly based on the principal balances during the immediately preceding month.

At  October 3, 2020, we had $106.2 million outstanding under our U.S. revolving credit facility at an average interest rate of 3.3%. Our cash on hand combined with the availability under the U.S. credit facility totaled $47.1 million.

Prior to the Fifth Amendment and Sixth Amendment executed on April 27, 2020 and on August 28 ,2020, respectively, (collectively, the “Bridge Amendments”), our credit facility included a financial covenant that if the availability under our credit facility falls below the amounts specified in our credit agreement, our Fixed Charge Coverage Ratio (“FCCR”) (as defined in our credit agreement) for the preceding 12-month period must not be less than 1.1 to 1.0. The Bridge Amendments amend the financial covenant provisions from the amendment dates through July 3, 2021, including effectively lowering the minimum availability thresholds and removing the requirement that our FCCR for the preceding 12-month period must be not be less than 1.1 to 1.0. Our availability at October 3, 2020, was above the minimum thresholds specified in our credit agreement, and we were above the 1.1 to 1.0 FCCR for the preceding 12-month period. Following the expiration of the terms of the Bridge Amendments on July 3, 2021, a significant deterioration in our business could cause our availability to fall below minimum thresholds, thereby requiring us to maintain the minimum FCCR specified in our credit agreement, which we may not be able to maintain. In addition, the credit facility includes customary conditions to funding, representations and warranties, covenants, and events of default.  The covenants include, among other things, limitations on asset sales, consolidations, mergers, liens, indebtedness, loans, investments, guaranties, acquisitions, dividends, stock repurchases, and transactions with affiliates.

Proceeds of the loans made pursuant to the Amended Credit Agreement may be used for permitted acquisitions (as defined in the Amended Credit Agreement), general operating expenses, working capital, other corporate purposes, and to finance credit facility fees and expenses.  Pursuant to the terms of our credit facility, we are allowed to make cash dividends and stock repurchases if (i) as of the date of the payment or repurchase and after giving effect to the payment or repurchase, we have availability on that date of not less than 15% of the lesser of the borrowing base or the commitment, and average availability for the 30-day period immediately preceding that date of not less than 15% of the lesser of the borrowing base or the commitment; and (ii) the aggregate amount of dividends and stock repurchases after May 10, 2016, does not exceed $10 million plus 50% of our cumulative net income (as defined in the Amended Credit Agreement) from the first day of the third quarter of fiscal year 2016 to the date of determination.  At October 3, 2020, and September 28, 2019, there was $8.8 million and $16.1 million, respectively, of retained earnings free of restrictions to make cash dividends or stock repurchases.

Promissory Notes

On October 8, 2018, we acquired substantially all of the assets of Silk Screen Ink, Ltd. d/b/a SSI Digital Print Services.  In conjunction with this acquisition, we issued a promissory note in the principal amount of $7.0 million. The promissory note bears interest of 6% with quarterly payments that began January 2, 2019, with the final installment due October 1, 2021. As of  October 3, 2020, there was $2.9 million outstanding for this note.

Honduran Debt

Since March 2011, we have entered into loans and a revolving credit facility with Banco Ficohsa, a Honduran bank, in order to finance both the operations and capital expansion of our Honduran facilities. Each of these loans is secured by a first-priority lien on the assets of our Honduran operations, and is not guaranteed by our U.S. entities. These loans are denominated in U.S. dollars and Honduran lempiras, and the carrying value of the debt approximates the fair value. The revolving credit facility requires minimum payments during each six-month period of the 18-month term; however, the loan agreement permits additional drawdowns to the extent payments are made and certain objective covenants are met. The current revolving Honduran debt, by its nature, is not long-term, as it requires scheduled payments each six months. However, as the loan permits us to re-borrow funds up to the amount repaid, subject to certain covenants, and we intend to re-borrow funds, subject to the objective covenants, the amounts have been classified as long-term debt. Information about these loans and the outstanding balance as of  October 3, 2020, is listed as part of the long-term debt schedule above.

Total Debt

The aggregate maturities of debt at  October 3, 2020, are as follows (in thousands):

Fiscal Year	Amount
2021	$7,559
2022	4,349
2023	4,155
2024	4,155
2025	100,123
Thereafter	—
$120,341

Note 9—Income Taxes

The Tax Cuts and Jobs Act of 2017 (the “New Tax Legislation”) was enacted on December 22, 2017, which significantly revised the U.S. corporate income tax code by, among other things, lowering federal corporate income tax rates, implementing a modified territorial tax system and imposing a repatriation tax, ("transition tax"), on deemed repatriated cumulative earnings of foreign subsidiaries which will be paid over eight years. In addition, new taxes were imposed related to foreign income, including a tax on global intangible low-taxed income (“GILTI”) as well as a limitation on the deduction for business interest expense (“Section 163(j)"). GILTI is the excess of the shareholder’s net controlled foreign corporations, ("CFC") net tested income over the net deemed tangible income.  The Section 163(j) limitation does not allow the amount of deductible interest to exceed the sum of the taxpayer's business interest income or 30% of the taxpayer’s adjusted taxable income. We have included in our calculation of our effective tax rate the estimated impact of GILTI and Section 163(j) which were effective for us beginning fiscal year 2019. We have elected to account for the tax on GILTI as a period cost and, therefore, do not record deferred taxes related to GILTI on our foreign subsidiaries.

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

The provision for (benefit from) income taxes consists of the following (in thousands):

	Period ended
	October 3, 2020	September 28, 2019
Current:
Federal	$300	$732
State	50	(3)
Foreign	120	132
Total current	$470	$861
Deferred:
Federal	$(3,200)	$(304)
State	(530)	(80)
Total deferred	(3,730)	(384)
(Benefit from) provision for income taxes	$(3,260)	$477

For financial reporting purposes our (loss) income before provision for income taxes includes the following components (in thousands):

	Period ended
	October 3, 2020	September 28, 2019
United States, net of loss attributable to non-controlling interest	$(22,056)	$(2,321)
Foreign	8,219	11,040
	$(13,837)	$8,719

Our effective income tax rate on operations for fiscal year 2020 was 23.6% compared to a rate of 5.5% in the prior year. We generally benefit from having income in foreign jurisdictions that are either exempt from income taxes or have tax rates that are lower than those in the United States. As such, changes in the mix of U.S. taxable income compared to profits in tax-free or lower-tax jurisdictions can have a significant impact on our overall effective tax rate. Furthermore, we may be limited in our ability to deduct 50% of applicable foreign earnings under the GILTI income inclusion or to deduct U.S. interest expense based on lower U.S. taxable income due to the COVID-19 pandemic. In addition, the future impact of the CARES Act and New Tax Legislation may differ from historical amounts, possibly materially, due to, among other things, changes in interpretations and assumptions made regarding the CARES Act and New Tax Legislation, guidance that may be issued, and actions we may take as a result of the CARES Act and New Tax Legislation.

A reconciliation between the actual provision for income taxes and the provision for income taxes computed using the federal statutory income tax rate of 21.0% for fiscal years 2020 and 2019 is as follows (in thousands):

	Period ended
	October 3, 2020	September 28, 2019
Income tax expense at the statutory rate of 21.0%	$(2,906)	$1,831
State income tax benefits, net of federal income tax benefit	(430)	(82)
Impact of foreign earnings in tax-free zone	(1,604)	(2,186)
GILTI inclusion	1,596	1,040
Other permanent differences	109	(140)
Impact of state rate changes	(144)	—
Other	119	14
(Benefit from) provision for income taxes	$(3,260)	$477

Significant components of our deferred tax assets and liabilities are as follows (in thousands):

	October 3, 2020	September 28, 2019
Deferred tax assets:
State net operating loss carryforwards	$2,490	$2,190
Section 163(j) deduction carryforwards	1,913	627
Receivable allowances and reserves	509	345
Inventories and reserves	4,176	2,960
Accrued compensation and benefits	2,213	1,789
Operating lease liabilities	13,939	—
Other	517	466
Gross deferred tax assets	$25,757	$8,377
Less valuation allowance — state net operating loss carryforwards	(600)	(516)
Net deferred tax assets	$25,157	$7,861

Deferred tax liabilities:
Depreciation	(3,540)	(4,611)
Goodwill and intangibles	(3,768)	(3,183)
Operating lease assets	(13,705)	—
Other	(92)	(72)
Gross deferred tax liabilities	$(21,105)	$(7,866)
Net deferred tax assets (liabilities)	$4,052	$(5)

As of  October 3, 2020, we had state net operating losses ("NOLs") of approximately $52.6 million, with deferred tax assets of $2.5 million related to these state NOLs, and related valuation allowances against them of approximately $0.6 million. These state net loss carryforwards expire at various intervals from 2021 through 2040. Our deferred tax asset related to state net operating loss carryforwards is reduced by a valuation allowance to result in net deferred tax assets we consider more likely than not to be realized.

For both federal and state purposes, the ultimate realization of deferred tax assets depends upon the generation of future taxable income or tax planning strategies during the periods in which those temporary differences become deductible or when the carryforwards are available.

ASC 740, Income Taxes (“ASC 740”) requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more-likely-than-not (i.e., a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. Accrued interest and penalties related to unrecognized tax benefits would also be recorded. We did not have any material unrecognized tax benefits as of  October 3, 2020, or September 28, 2019.

As of October 3, 2020, we are indefinitely reinvested in the cumulative undistributed earnings of and original investments in our foreign subsidiaries. Future remittances could be subject to additional foreign withholding taxes, U.S. state taxes, and certain tax impacts relating to foreign currency exchange effects. It is not practicable to estimate the amount of any unrecognized tax effects on these reinvested earnings and original investments in foreign subsidiaries.

We file income tax returns in the U.S. federal jurisdiction and various state, local and foreign jurisdictions. Tax years 2016, 2017, 2018, and 2019, according to statute and with few exceptions, remain open to examination by various federal, state, local, and foreign jurisdictions.

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

Generally, the rate implicit in our operating leases is not readily determinable. Therefore, we discount future lease payments using our estimated incremental borrowing rate at lease commencement. We determine this rate based on a credit-adjusted risk-free rate, which approximates a secured rate over the lease term. The weighted average discount rate for operating leases as of  October 3, 2020, was 4.1%. We discount our finance lease payments based on the rate implicit and stated in the lease. The weighted average discount rate for finance leases as of  October 3, 2020, was 5.1%.

The following table presents the future undiscounted payments due on our operating and finance lease liabilities as well as a reconciliation of those payments to our operating and finance lease liabilities, recorded as of  October 3, 2020 (in thousands):

	Operating	Finance
	Leases	Leases
2021	$12,459	$7,687
2022	10,374	4,771
2023	8,408	4,068
2024	6,981	2,588
2025	7,009	695
Thereafter	21,079	-
Undiscounted fixed lease payments	$66,310	$19,809
Discount due to interest	(10,701)	(1,525)
Total lease liabilities	$55,609	$18,284
Less current maturities	(9,039)	(6,956)
Lease liabilities, excluding current maturities	$46,570	$11,328

As of  October 3, 2020, we have entered into certain operating leases that have not yet commenced, but the annual fixed lease payments are not significant.

Our Ceiba Textiles manufacturing facility is leased under an operating lease arrangement with a Honduran company, of which we own 31% of the outstanding capital stock of the lessor at  October 3, 2020. During the twelve-months ended October 3, 2020, and September 28, 2019, we paid approximately $1.3 million and $1.8 million, respectively, in lease payments under this arrangement.

As of October 3, 2020, we had $54.6 million of operating lease ROU assets which were reflected within Operating lease assets in our Consolidated Balance Sheet, and $23.6 million of finance lease ROU assets, which were reflected within Property, plant, and equipment, net in our Consolidated Balance Sheet.

The weighted average remaining lease terms for our operating leases and finance leases were approximately 7 years and 3 years, respectively, as of  October 3, 2020.

The components of total lease expense were as follows for the twelve months ended  October 3, 2020 (in thousands):

Operating lease fixed expense	$11,582
Operating lease variable cost expense	1,777
Finance lease amortization of ROU assets expense	3,380
Finance lease interest expense	976
Total lease expense	$17,715

Total operating lease expense, excluding variable lease costs, recognized during the twelve months ended  September 28, 2019, prior to the adoption of ASC 842, was $10.6 million. In addition, during the twelve months ended September 28, 2019, we incurred expenses related to finance leases, including interest expense and depreciation expense, related to financed machinery and equipment.

Cash outflows for operating lease payments and for interest payments on finance leases during the twelve months ended October 2, 2020, were $11.0 million and $0.7 million, respectively, and are classified within net cash provided by operating activities on the Consolidated Statement of Cash Flows. Cash outflows for finance lease payments during the twelve months ended  October 3, 2020, were $4.8 million and are classified within net cash used in financing activities on the Consolidated Statement of Cash Flows.

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

ROU assets obtained in exchange for operating lease and finance lease liabilities during the twelve months ended  October 3, 2020, were $22.7 million and $5.0 million, respectively. During the twelve-month period ended  September 28, 2019, prior to the adoption of ASC 842, we entered into new finance lease obligations totaling $8.4 million.

We do not have significant leasing transactions in which we are the lessor.

Note 11—Employee Benefit Plans

We sponsor and maintain a 401(k) retirement savings plan (the “401(k) Plan”) for our employees who meet certain requirements. The 401(k) Plan permits participants to make pre-tax contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code, as well as a Roth Plan that allows for after tax contributions. The 401(k) Plan requires for us to make a guaranteed match of a defined portion of the employee’s contributions. We contributed $1.0 million to the 401(k) Plan during fiscal years 2020 and 2019, respectively.

We provide post-retirement life insurance benefits for certain retired employees. The plan is noncontributory and is unfunded, and therefore, benefits and expenses are paid from our general assets as they are incurred. All of the employees in the plan are fully vested, and the plan was closed to new employees in 1990. The discount rate used in determining the liability was 6.0% for fiscal years 2020 and 2019. The following table presents the benefit obligation, which is included in accrued expenses in the accompanying balance sheets (in thousands).

	October 3, 2020	September 28, 2019
Balance at beginning of year	$307	$313
Interest expense	2	2
Benefits paid	(20)	(9)
Adjustment	—	1
Balance at end of year	$289	$307

Note 12—Stock-Based Compensation

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

Compensation expense is recorded on the selling, general and administrative expense line item in our Consolidated Statements of Operations over the vesting periods.  Total employee stock-based compensation expense for fiscal years 2020 and 2019 was $3.0 million and $2.1 million, respectively. Associated with the compensation cost are income tax benefits recognized of $0.9 million for both fiscal years 2020 and 2019.

The following table summarizes the restricted stock unit and performance unit award activity during the periods ended  October 3, 2020, and September 28, 2019:

	Fiscal Year Ended
	October 3, 2020		September 28, 2019
	Number of Units	Weighted average grant date fair value	Number of Units	Weighted average grant date fair value
Units outstanding, beginning of fiscal period	283,500	$19.78	532,500	$16.12
Units granted	294,000	$20.72	—	—
Units issued	(132,858)	$22.13	(247,000)	$11.88
Units forfeited	(38,642)	$19.37	(2,000)	$21.51
Units outstanding, end of fiscal period	406,000	$20.16	283,500	$19.78

During fiscal year 2020, restricted stock units and performance units representing 54,750 and 78,108 shares of our common stock, respectively, vested upon the filing of our Annual Report on Form 10-K for the fiscal year ended September 28, 2019, and were issued in accordance with their respective agreements. Of these vested units, 86,589 were paid in common stock and 46,269 were paid in cash.

During fiscal year 2019, restricted stock units and performance units, each consisting of 60,000 shares of our common stock, were granted and are eligible to vest upon the filing of our Annual Report on Form 10-K for the fiscal year ended October 2, 2021. One-half of the restricted stock units and one-half of the performance units are payable in common stock and one-half are payable in cash.

During fiscal year 2020, restricted stock units representing 50,000 shares of our common stock were granted and are eligible to vest upon the filing of our Annual Report on Form 10-K for the fiscal year ended October 2, 2021. These restricted stock units are payable in common stock.

During fiscal year 2020, restricted stock units representing 124,000 shares of our common stock were granted and are eligible to vest upon the filing of our Annual Report on Form 10-K for the fiscal year ended October 1, 2022. These restricted stock units are payable in common stock.

As of October 3, 2020, there was $3.8 million of total unrecognized compensation cost related to unvested restricted stock units and performance units under the 2020 Stock Plan. This cost is expected to be recognized over a period of 2.1 years.

The following table summarizes information about the unvested restricted stock units and performance units as of  October 3, 2020.

Restricted Stock Units/Performance Units	Number of Units	Average Market Price on Date of Grant	Vesting Date*
Fiscal Year 2017 Performance Units	42,000	$ 17.97	November 2020
Fiscal Year 2018 Restricted Units	74,000	$ 19.52	November 2020
Fiscal Year 2020 Performance Units	58,000	$ 23.15	November 2021
Fiscal Year 2020 Restricted Units	108,000	$ 18.15	November 2021
Fiscal Year 2020 Restricted Units	124,000	$ 21.63	November 2022
	406,000

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

The Delta Group is comprised of our business units primarily focused on core activewear styles, and includes our DTG2Go, Delta Activewear, and Soffe business units. We are a market leader in the on-demand, direct-to-garment digital print and fulfillment industry, bringing DTG2Go technology and innovation to the supply chain of our many customers. We use highly-automated factory processes and our proprietary software to deliver on-demand, digitally printed apparel direct to consumers on behalf of our customers. DTG2Go services the fast-growing e-retailer channels, as well as the ad-specialty, promotional products and retail marketplaces, among others. Delta Activewear is a preferred supplier of activewear apparel to the wholesale and private label markets. We offer a broad range of apparel and accessories through our catalog business under the Delta and Soffe brands as well as other brands that we distribute utilizing our digital platform and network of fulfillment centers. In addition to our catalog business, we serve our customers as their supply chain partner, from product development to shipment of their branded products, with the majority of products being sold with value-added services including embellishment, hangers, hangtags and ticketing, so that they are ready for retail sale to the end consumers.

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

	Fiscal Year Ended
	October 3, 2020	September 28, 2019
Segment net sales:
Delta Group	$343,891	$389,075
Salt Life Group	37,144	42,655
Total net sales	$381,035	$431,730

Segment operating income:
Delta Group(1)	$6,609	$23,780
Salt Life Group(2)	460	5,786
Total segment operating income	$7,069	$29,566

Purchases of property, plant and equipment:
Delta Group	$7,496	$4,861
Salt Life Group	1,494	1,202
Corporate	—	—
Total purchases of property, plant and equipment	$8,990	$6,063

Depreciation and amortization:
Delta Group	$11,788	$9,889
Salt Life Group	960	1,522
Corporate	8	353
Total depreciation and amortization	$12,756	$11,764

(1)In fiscal year 2020, the Delta Group operating income included $23.7 million of expenses related to the COVID-19 pandemic. These costs primarily related to the curtailment of manufacturing operations ($11.9 million), incremental costs to right size production to new forecasted demand ($2.6 million), increased accounts receivable and inventory reserves related to the heightened risks in the market as the U.S. continues its recovery ($6.3 million), and other expenses ($2.9 million). These costs are included within net sales ($0.4 million), cost of goods sold ($14.2 million), SG&A expenses ($1.1 million), and other loss (income), net ($8.0 million). In the quarter ended December 29, 2018, the Delta Group operating income included $2.5 million of expense incurred in connection with the settlement of litigation related to the 2016 bankruptcy filing of a customer.

(2)In fiscal year 2020, the Salt Life Group operating income included approximately $0.3 million of increased accounts receivable and inventory reserves related to the heightened risks in the market as the U.S. continues its recovery from the COVID-19 pandemic, as well as $0.5 million of other expenses. These costs are included within net sales ($0.1 million), SG&A expenses ($0.6 million), and other loss (income), net ($0.1 million). In the quarter ended June 29, 2019, the Salt Life Group operating income included $1.3 million in other loss (income) as the result of a litigation settlement.

The following reconciles the segment operating income to the consolidated income before provision for income taxes (in thousands):

	Fiscal Year Ended
	October 3, 2020	September 28, 2019
Segment operating income	$7,069	$29,566
Unallocated corporate expenses	14,144	13,671
Unallocated interest expense	7,005	7,550
Consolidated income before provision for income taxes	$(14,080)	$8,345

Our revenues include sales to domestic and foreign customers.  Foreign customers are composed of companies whose headquarters are located outside of the United States. Sales to foreign customers represented approximately 1% of our consolidated net sales for both fiscal years 2020 and 2019.

Our total assets and equity investment by segment are as follows (in thousands):

	As of
	October 3, 2020	September 28, 2019
Total assets by segment:
Delta Group	$346,135	$315,653
Salt Life Group	65,676	57,574
Corporate	8,420	4,761
Total assets	$420,231	$377,988

Equity investment in joint venture:
Delta Group	$10,573	$10,388
Salt Life Group	—	—
Total equity investment in joint venture	$10,573	$10,388

We attribute our property, plant and equipment to a particular country based on the location of these assets.  Summarized financial information by geographic area is as follows (in thousands):

	As of
	October 3, 2020	September 28, 2019

United States	$46,251	$41,620

Honduras	13,445	15,326
El Salvador	3,066	3,209
Mexico	1,188	1,249
All foreign countries	17,699	19,784

Total property, plant and equipment, net	$63,950	$61,404

Note 14—Repurchase of Common Stock

Our Board of Directors has authorized management to use up to $60.0 million to repurchase stock in open market transactions under our Stock Repurchase Program. During fiscal years 2020 and 2019, we purchased 99,971 shares and 141,501 shares, respectively, of our common stock for a total cost of $2.0 million and $2.7 million, respectively. As of  October 3, 2020, we have purchased 3,598,933 shares of common stock for an aggregate of $52.5 million since the inception of the Stock Repurchase Program. All purchases were made at the discretion of management and pursuant to the safe harbor provisions of SEC Rule 10b-18. As of October 3, 2020, $7.5 million remained available for future purchases under our Stock Repurchase Program, which does not have an expiration date. There were no repurchases of our common stock for the quarter ended  October 3, 2020.

Note 15—Commitments and Contingencies

(a) Litigation

At times, we are party to various legal claims, actions and complaints. We believe that, as a result of legal defense, insurance arrangements, and indemnification provisions with parties believed to be financially capable, such actions should not have a material adverse effect on our operations, financial condition, or liquidity.

(b) Purchase Contracts

We have entered into agreements, and have fixed prices, to purchase yarn, finished fabric, and finished apparel and headwear products. At  October 3, 2020, minimum payments under these contracts were as follows (in thousands):

Yarn	$21,809
Finished fabric	3,163
Finished products	12,266
$37,238

(c) Letters of Credit

As of  October 3, 2020, we had outstanding standby letters of credit totaling $0.4 million.

(d) Fair Value Measurements

From time to time we may use interest rate swaps or other instruments to manage our interest rate exposure and reduce the impact of future interest rate changes.  These financial instruments are not used for trading or speculative purposes. The following financial instruments were outstanding as of  October 3, 2020:

	Effective Date	Notional Amount	LIBOR Rate	Maturity Date
Interest Rate Swap	July 19, 2017	$10 million	1.99%	May 10, 2021
Interest Rate Swap	July 25, 2018	$20 million	3.18%	July 25, 2023

From time to time, we may purchase cotton option contracts to economically hedge the risk related to market fluctuations in the cost of cotton used in our operations.  We do not receive hedge accounting treatment for these derivatives.  As such, the realized and unrealized gains and losses associated with them are recorded within cost of goods sold on the Consolidated Statement of Operations. No such cotton contracts were outstanding as of October 3, 2020, and September 28, 2019.

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

The following financial liabilities are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements Using
Period Ended	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest Rate Swap
October 3, 2020	$(1,764)	$—	$(1,764)	$—
September 28, 2019	$(1,293)	$—	$(1,293)	$—

Contingent Consideration
October 3, 2020	$(6,420)	$—	$—	$(6,420)
September 28, 2019	$(9,094)	$—	$—	$(9,094)

The fair value of the interest rate swap agreements was derived from a discounted cash flow analysis based on the terms of the contract and the forward interest rate curves adjusted for our credit risk, which fall in Level 2 of the fair value hierarchy. At October 3, 2020 and September 28, 2019, book value for fixed rate debt approximates fair value based on quoted market prices for the same or similar issues or on the current rates offered to us for debt of the same remaining maturities (a Level 2 fair value measurement).

The following table summarizes the fair value and presentation in the Consolidated Balance Sheets for derivatives as of October 3, 2020, and September 28, 2019.

	October 3, 2020	September 28, 2019
Deferred tax asset	$442	$—
Deferred tax liability	—	324
Accrued expenses	(108)	—
Other liabilities	(1,656)	(1,293)
Accumulated other comprehensive loss	$(1,322)	$(969)

The DTG2Go acquisition purchase price consisted of additional payments contingent on the combined businesses' achievement of certain performance targets related to sales and earnings before interest, taxes, depreciation and amortization ("EBITDA") for the period from April 1, 2018, through September 29, 2018, as well as for our fiscal years 2019, 2020, 2021 and 2022. The valuation of the fair value of the contingent consideration is based upon inputs into the Monte Carlo model, including projected results, which then are discounted to a present value to derive the fair value. The fair value of the contingent consideration is sensitive to changes in our projected results. During fiscal year 2020, $2.5 million was paid related to the 2019 period. As of  October 3, 2020, we estimated the fair value of contingent consideration to be $6.4 million which, excluding the $2.5 million payment, is consistent with the accrual as of September 28, 2019.

In August 2013, we acquired Salt Life, which included contingent consideration as part of the purchase price and which is payable in cash after the end of calendar year 2019 if financial performance targets involving the sale of Salt Life-branded products were met during the 2019 calendar year. During fiscal year 2020, it was determined that calendar year 2019 performance targets were not achieved and, as a result, the $0.2 million accrual as of September 28, 2019, was reversed. At October 3, 2020, no amount was accrued for contingent consideration in related to the acquisition of Salt Life.

Note 16—Subsequent Events

None