Form 10-Q
period 2021-01-02
DELTA APPAREL, INC
filed 2021-02-08
CIK 1101396

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 2, 2021

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

As of January 27, 2021, there were outstanding 6,974,660 shares of the registrant’s common stock, par value of $0.01 per share, which is the only class of outstanding common or voting stock of the registrant.

PART 1.	FINANCIAL INFORMATION

Item 1.	Financial Statements

Delta Apparel, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Amounts in thousands, except share amounts and per share data)

(Unaudited)

	December 2020	September 2020
Assets
Current Assets:
Cash and cash equivalents	$10,255	$16,458
Accounts receivable, less allowances of $854 and $684, respectively	62,592	60,146
Other receivables	1,054	854
Income tax receivable	1,180	983
Inventories, net	148,521	145,515
Prepaid expenses and other current assets	3,609	2,812
Total current assets	227,211	226,768

Property, plant and equipment, net of accumulated depreciation of $93,283 and $92,123, respectively	67,779	63,950
Goodwill	37,897	37,897
Intangibles, net	19,555	19,948
Deferred income taxes	3,313	4,052
Operating lease assets	52,171	54,645
Equity method investment	10,462	10,573
Other assets	2,233	2,398
Total assets	$420,621	$420,231

Liabilities and Equity
Current liabilities:
Accounts payable	$55,023	$49,800
Accrued expenses	18,130	20,174
Income taxes payable	383	379
Current portion of finance leases	6,915	6,956
Current portion of operating leases	8,892	9,039
Current portion of long-term debt	7,112	7,559
Current portion of contingent consideration	-	2,120
Total current liabilities	96,455	96,027

Long-term income taxes payable	3,599	3,599
Long-term finance leases, less current maturities	13,409	11,328
Long-term operating leases, less current maturities	44,522	46,570
Long-term debt, less current maturities	112,595	112,782
Long-term contingent consideration	4,310	4,300
Other non-current liabilities	2,534	2,939
Total liabilities	$277,424	$277,545

Shareholder's equity:
Preferred stock - $0.01 par value, 2,000,000 shares authorized, none issued and outstanding	-	-
Common stock - $0.01 par value, 15,000,000 authorized, 9,646,972 shares issued, and 6,974,660 and 6,890,118 shares outstanding as of December 2020 and September 2020, respectively	96	96
Additional paid-in capital	59,564	61,005
Retained earnings	127,447	126,564
Accumulated other comprehensive loss	(1,197)	(1,322)
Treasury stock - 2,672,312 and 2,756,854 shares as of December 2020, and September 2020, respectively	(42,149)	(43,133)
Equity attributable to Delta Apparel, Inc.	143,761	143,210
Equity attributable to non-controlling interest	(564)	(524)
Total equity	143,197	142,686
Total liabilities and equity	$420,621	$420,231

See accompanying Notes to Condensed Consolidated Financial Statements.

Delta Apparel, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended
	December 2020	December 2019

Net sales	$94,723	$95,889
Cost of goods sold	74,434	75,996
Gross profit	20,289	19,893

Selling, general and administrative expenses	16,030	18,073
Other loss (income), net	1,190	(817)
Operating income	3,069	2,637

Interest expense, net	1,654	1,802
Earnings before provision for income taxes	1,415	835
Provision for income taxes	572	44
Consolidated net earnings	843	791
Net loss attributable to non-controlling interest	40	132
Net earnings attributable to shareholders	$883	$923

Basic earnings per share	$0.13	$0.13
Diluted earnings per share	$0.13	$0.13

Weighted average number of shares outstanding	6,920	6,950
Dilutive effect of stock awards	80	122
Weighted average number of shares assuming dilution	7,000	7,072

See accompanying Notes to Condensed Consolidated Financial Statements.

Delta Apparel, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(Amounts in thousands)

(Unaudited)

	Three Months Ended
	December 2020	December 2019

Net earnings attributable to shareholders	$883	$923
Other comprehensive income related to unrealized gain on derivatives, net of income tax	125	131
Consolidated comprehensive income	$1,008	$1,054

See accompanying Notes to Condensed Consolidated Financial Statements.

Delta Apparel, Inc. and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity

(Amounts in thousands, except share amounts)

(Unaudited)

					Accumulated
			Additional		Other			Non-
	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Controlling
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Interest	Total
Balance as of September 2019	9,646,972	$96	$59,855	$136,937	$(969)	2,725,555	$(41,750)	$(281)	$153,888

Net earnings	-	-	-	923	-	-	-	-	923
Other comprehensive income	-	-	-	-	131	-	-	-	131
Net loss attributable to non-controlling interest	-	-	-	-	-	-	-	(132)	(132)
Vested stock awards	-	-	(1,615)	-	-	(67,406)	631	-	(984)
Stock based compensation	-	-	585	-	-	-	-	-	585
Balance as of December 2019	9,646,972	$96	$58,825	$137,860	$(838)	2,658,149	$(41,119)	$(413)	$154,411

					Accumulated
			Additional		Other			Non-
	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Controlling
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Interest	Total
Balance as of September 2020	9,646,972	$96	$61,005	$126,564	$(1,322)	2,756,854	$(43,133)	$(524)	$142,686

Net earnings	-	-	-	883	-	-	-	-	883
Other comprehensive income	-	-	-	-	125	-	-	-	125
Net loss attributable to non-controlling interest	-	-	-	-	-	-	-	(40)	(40)
Vested stock awards	-	-	(2,117)	-	-	(84,542)	984	-	(1,133)
Stock based compensation	-	-	676	-	-	-	-	-	676
Balance as of December 2020	9,646,972	$96	$59,564	$127,447	$(1,197)	2,672,312	$(42,149)	$(564)	$143,197

See accompanying Notes to Condensed Consolidated Financial Statements.

Delta Apparel, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	Three Months Ended
	December 2020	December 2019
Operating activities:
Consolidated net earnings	$843	$791
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	3,368	3,161
Amortization of deferred financing fees	81	73
Provision for inventory market reserves	(405)	(385)
Provision for deferred income taxes	740	-
Non-cash stock compensation	676	601
Loss (gain) on disposal of equipment	30	(37)
Other, net	(200)	(725)
Changes in operating assets and liabilities:
Accounts receivable, net	(2,598)	5,410
Inventories, net	(2,601)	(17,823)
Prepaid expenses and other current assets	(797)	70
Other non-current assets	394	(1,004)
Accounts payable	387	7,985
Accrued expenses	(2,044)	(3,920)
Net operating lease liabilities	279	931
Income taxes	(193)	16
Other liabilities	(447)	(1)
Net cash used in operating activities	(2,487)	(4,857)
Investing activities:
Purchases of property and equipment, net	(408)	(3,747)
Proceeds from equipment under financed leases	2,312	-
Proceeds from sale of equipment	196	-
Cash paid for business	(838)	(828)
Net cash provided by (used in) investing activities	1,262	(4,575)
Financing activities:
Proceeds from long-term debt	112,506	117,763
Repayment of long-term debt	(112,557)	(105,211)
Repayment of capital financing	(1,684)	(1,259)
Payment of contingent consideration	(2,110)	-
Payment of deferred financing costs	-	(1,079)
Payment of withholding taxes on stock awards	(1,133)	(954)
Net cash (used in) provided by financing activities	(4,978)	9,260
Net decrease in cash and cash equivalents	(6,203)	(172)
Cash and cash equivalents at beginning of period	16,458	605
Cash and cash equivalents at end of period	$10,255	$433

Supplemental cash flow information
Finance lease assets exchanged for finance lease liabilities	$3,976	$3,037
Operating lease assets exchanged for operating lease liabilities	$-	$531

See accompanying Notes to Condensed Consolidated Financial Statements.

Delta Apparel, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note A— Description of Business and Basis of Presentation

Delta Apparel, Inc. (collectively with DTG2Go, LLC, Salt Life, LLC, M.J. Soffe, LLC, and other subsidiaries, "Delta Apparel," "we," "us," "our," or the "Company") is a vertically-integrated, international apparel company. With approximately 7,700 employees worldwide, we design, manufacture, source, and market a diverse portfolio of core activewear and lifestyle apparel products under our primary brands of Salt Life®, COAST®, Soffe®, and Delta. We are a market leader in the on-demand, digital print and fulfillment industry, bringing DTG2Go's proprietary technology and innovation to the supply chain of our customers. We specialize in selling casual and athletic products through a variety of distribution channels and tiers, including outdoor and sporting goods retailers, independent and specialty stores, better department stores and mid-tier retailers, mass merchants and e-retailers, the U.S. military, and through our business-to-business digital platform. Our products are also made available direct-to-consumer on our ecommerce sites and in our branded retail stores. Our diversified distribution model allows us to capitalize on our strengths to provide our activewear and lifestyle apparel products to a broad and evolving customer base whose shopping preferences may span multiple retail channels.

We design and internally manufacture the majority of our products. More than 90% of the apparel garments that we sell are sewn in our owned or leased facilities. This allows us to offer a high degree of consistency and quality, leverage scale efficiencies, and react quickly to changes in trends within the marketplace. We have manufacturing operations located in the United States, El Salvador, Honduras, and Mexico, and we use domestic and foreign contractors as additional sources of production. Our distribution facilities are strategically located throughout the United States to better serve our customers with same-day shipping on our catalog products and weekly replenishments to retailers.  We were incorporated in Georgia in 1999, and our headquarters is located in Greenville, South Carolina. Our common stock trades on the NYSE American under the symbol “DLA."

We operate on a 52-53 week fiscal year ending on the Saturday closest to September 30.  Our 2021 fiscal year is a 52-week year and will end on October 2, 2021, ("fiscal 2021"). Accordingly, this Form 10-Q presents our first quarter of fiscal 2021. Our 2020 fiscal year was a 53-week year and ended on October 3, 2020, ("fiscal 2020").  For presentation purposes herein, all references to periods ended December 2020 and December 2019 relate to the fiscal periods ended on January 2, 2021, and December 28, 2019, respectively.  References to September 2020 and September 2021 relate to information as of October 3, 2020 and October 2, 2021, respectively.

We prepared the accompanying interim Condensed Consolidated Financial Statements in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles ("U.S. GAAP") for complete financial statements. We believe these Condensed Consolidated Financial Statements include all normal recurring adjustments considered necessary for a fair presentation. Operating results for the three-month periods ended December 2020 are not necessarily indicative of the results that may be expected for our fiscal year ending September 2021. Although our various product lines are sold on a year-round basis, the demand for specific products or styles reflects some seasonality, with sales in our June quarter generally being the highest and sales in our December quarter generally being the lowest. These Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and footnotes included in our Annual Report on Form 10-K for our fiscal year ended September 2020, filed with the United States Securities and Exchange Commission (“SEC”).

Our Condensed Consolidated Financial Statements include the accounts of Delta Apparel and its wholly-owned and majority-owned domestic and foreign subsidiaries. We apply the equity method of accounting for our investment in 31% of the outstanding capital stock of a Honduran company. During the December 2020 quarter, we received dividends from the investment of $0.3 million. Our Ceiba Textiles manufacturing facility is leased under an operating lease arrangement with this Honduran company. During the December 2020 quarter, we paid approximately $0.8 million under this arrangement which included repayment of rent deferrals related to the June 2020 quarter. Payments of approximately $0.4 million were made during the December 2019 quarter.

We make available copies of materials we file with, or furnish to, the SEC free of charge at https://ir.deltaapparelinc.com. The information found on our website is not part of this, or any other, report that we file with, or furnish to, the SEC. In addition, we will provide upon request, at no cost, paper or electronic copies of our reports and other filings made with the SEC. Requests should be directed to: Investor Relations Department, Delta Apparel, Inc., 322 South Main Street, Greenville, South Carolina 29601. Requests can also be made by telephone to 864-232-5200, or via email at investor.relations@deltaapparel.com.

Note B—Accounting Policies

Our accounting policies are consistent with those described in our Significant Accounting Policies in our Annual Report on Form 10-K for the fiscal year ended September 2020, filed with the SEC. See Note C for consideration of recently issued accounting standards.

Note C—New Accounting Standards

Recently Adopted Standards

In August 2018, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2018-15, Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract (“ASU 2018-15”), which requires customers to apply internal-use software guidance to determine the implementation costs that are able to be capitalized. Capitalized implementation costs are required to be amortized over the term of the arrangement, beginning when the cloud computing arrangement is ready for its intended use. We adopted ASU 2018-15 prospectively as of the beginning of fiscal 2021, and the provisions did not have a material effect on our financial condition, results of operations, cash flows, or disclosures.

Standards Not Yet Adopted

In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which simplifies the accounting for income taxes, eliminates certain exceptions within Accounting Standards Codification ("ASC") 740, Income Taxes, and clarifies certain aspects of the current guidance to promote consistency among reporting entities. ASU 2019-12 is effective as of the beginning of our fiscal year 2022. Most amendments within the standard are required to be applied on a prospective basis, while certain amendments must be applied on a retrospective or modified retrospective basis. We are currently evaluating the impacts of the provisions of ASU 2019-12 on our financial condition, results of operations, cash flows, and disclosures.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which requires an entity to assess impairment of its financial instruments based on the entity's estimate of expected credit losses. Since the issuance of ASU 2016-13, the FASB released several amendments to improve and clarify the implementation guidance. These standards have been collectively codified within ASC Topic 326, Credit Losses (“ASC 326”). As a smaller reporting company as defined by the SEC, the provisions of ASC 326 are effective as of the beginning of our fiscal year 2024. We are currently evaluating the impacts of the provisions of ASC 326 on our financial condition, results of operations, cash flows, and disclosures.

 Note D—Revenue Recognition

Our revenue streams consist of retail stores, direct-to-consumer ecommerce, and wholesale channels which are included in our Condensed Consolidated Statements of Operations. The table below identifies the amount and percentage of net sales by distribution channel (in thousands):

	Three Months Ended
	December 2020		December 2019
	$	%	$	%
Retail	$2,438	3%	$1,234	1%
Direct-to-consumer ecommerce	1,809	2%	1,683	2%
Wholesale	90,476	95%	92,972	97%
Net sales	$94,723	100%	$95,889	100%

The table below provides net sales by reportable segment (in thousands) and the percentage of net sales by distribution channel for each reportable segment:

	December 2020 Quarter
	Net Sales	Retail	Direct-to-consumer ecommerce	Wholesale
Delta Group	$87,624	0.2%	0.4%	99.4%
Salt Life Group	7,099	31.4%	21.1%	47.5%
Total	$94,723

	December 2019 Quarter
	Net Sales	Retail	Direct-to-consumer ecommerce	Wholesale
Delta Group	$88,950	0.3%	0.3%	99.4%
Salt Life Group	6,939	13.5%	20.7%	65.8%
Total	$95,889

Note E—Inventories

Inventories, net of reserves of $14.6 million and $15.0 million, as of December 2020 and September 2020, respectively, consisted of the following (in thousands):

	December 2020	September 2020
Raw materials	$15,047	$13,571
Work in process	12,415	13,984
Finished goods	121,059	117,960
	$148,521	$145,515

Raw materials include finished yarn and direct materials for the Delta Group, undecorated garments for the DTG2Go business, and direct embellishment materials for the Salt Life Group.

Note F—Debt

Credit Facility

On May 10, 2016, we entered into a Fifth Amended and Restated Credit Agreement (as further amended, the “Amended Credit Agreement”) with Wells Fargo Bank, National Association (“Wells Fargo”), as Administrative Agent, the Sole Lead Arranger and the Sole Book Runner, and the financial institutions named therein as Lenders, which are Wells Fargo, PNC Bank, and Regions Bank. Our subsidiaries M.J. Soffe, LLC, Culver City Clothing Company (f/k/a Junkfood Clothing Company), Salt Life, LLC, and DTG2Go, LLC (f/k/a Art Gun, LLC) (collectively, the "Borrowers"), are co-borrowers under the Amended Credit Agreement. The Borrowers entered into amendments to the Amended Credit Agreement with Wells Fargo and the other lenders on November 27, 2017, March 9, 2018, October 8, 2018, November 19, 2019, April 27, 2020, and August 28, 2020.

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

As of December 2020, we had $107.1 million outstanding under our U.S. revolving credit facility at an average interest rate of 3.4%. Our cash on hand combined with the availability under the U.S. credit facility totaled $43.7 million. At December 2020 and September 2020 there was $9.2 million and $8.8 million, respectively, of retained earnings free of restrictions to make cash dividends or stock repurchases.

Promissory Note

On October 8, 2018, we acquired substantially all of the assets of Silk Screen Ink, Ltd. d/b/a SSI Digital Print Services. In conjunction with the acquisition, we issued a promissory note in the principal amount of $7.0 million. The promissory note bears interest at 6% with quarterly installments which began January 2, 2019, with the final installment due October 1, 2021. As of December 2020 there was $2.3 million outstanding on the promissory note.

Honduran Debt

Since March 2011, we have entered into term loans and a revolving credit facility with Banco Ficohsa, a Honduran bank, to finance both the operations and capital expansion of our Honduran facilities. In December 2020, we entered into a new term loan and revolving credit facility with Banco Ficohsa, both with five-year terms, and simultaneously settled the prior term loans and revolving credit facility with outstanding balances of $1.1 million and $9.5 million, respectively. Each of these new loans is secured by a first-priority lien on the assets of our Honduran operations and is not guaranteed by our U.S. entities. These loans are denominated in U.S. dollars, and the carrying value of the debt approximates its fair value. As the revolving credit facility permits us to re-borrow funds up to the amount repaid, subject to certain objective covenants, and we intend to re-borrow funds, subject to those covenants, the amounts have been classified as long-term debt. Additional information about these loans and the outstanding balances as of December 2020 is as follows (in thousands):

December 2020
Revolving credit facility established December 2020, interest at 7.25%, due August 2025	$1,000
Term loan established December 2020, interest at 7.5%, quarterly installments beginning September 2021 through December 2025	9,128

Note G—Selling, General and Administrative Expense

We include in selling, general and administrative ("SG&A") expenses the costs incurred subsequent to the receipt of finished goods at our distribution facilities, such as the cost of stocking, warehousing, picking, packing, and shipping goods for delivery to our customers. Distribution costs included in SG&A expenses totaled $5.2 million and $4.9 million for the December 2020 and 2019 quarters, respectively. In addition, SG&A expenses include costs related to sales associates, administrative personnel, advertising and marketing expenses and other general and administrative expenses.

Note H—Stock-Based Compensation

On February 6, 2020, our shareholders approved the Delta Apparel, Inc. 2020 Stock Plan ("2020 Stock Plan") to replace the 2010 Stock Plan, which was previously re-approved by our shareholders on February 4, 2015 and was scheduled to expire by its terms on September 14, 2020. The 2020 Stock Plan is substantially similar in both form and substance to the 2010 Stock Plan. The purpose of the 2020 Stock Plan is to continue to give our Board of Directors and its Compensation Committee the ability to offer a variety of compensatory awards designed to enhance the Company’s long-term success by encouraging stock ownership among its executives, key employees and directors. Under the 2020 Stock Plan, the Compensation Committee of our Board of Directors has the authority to determine the employees and directors to whom awards may be granted, and the size and type of each award and manner in which such awards will vest. The awards available under the plan consist of stock options, stock appreciation rights, restricted stock, restricted stock units, performance stock, performance units, and other stock and cash awards. If a participant dies or becomes disabled (as defined in the 2020 Stock Plan) while employed by the Company or serving as a director, all unvested awards become fully vested. The Compensation Committee is authorized to establish the terms and conditions of awards granted under the 2020 Stock Plan, to establish, amend and rescind any rules and regulations relating to the 2020 Stock Plan, and to make any other determinations that it deems necessary. Similar to the 2010 Stock Plan, the 2020 Stock Plan limits the number of shares that may be covered by awards to any participant in a given calendar year and also limits the aggregate awards of restricted stock, restricted stock units and performance stock granted in a given calendar year. Shares are generally issued from treasury stock upon the vesting of the restricted stock units, performance units or other awards under the 2020 Stock Plan.

Compensation expense is recorded within SG&A in our Condensed Consolidated Statements of Operations over the vesting periods. During both the December 2020 and 2019 quarters, we recognized $0.9 million in stock-based compensation expense.  Associated with the compensation cost are income tax benefits recognized of $0.3 million and $0.4 million for the December 2020 and 2019 quarters, respectively.

During the December 2020 quarter, performance stock units and restricted stock units representing 42,000 and 74,000 shares of our common stock, respectively, vested with the filing of our Annual Report on Form 10-K for fiscal 2020, and were issued in accordance with their respective agreements. All vested awards were paid in common stock.

As of December 2020, there was $3.2 million of total unrecognized compensation cost related to unvested awards granted under the 2020 Stock Plan. This cost is expected to be recognized over a period of 1.9 years.

Note I—Purchase Contracts

We have entered into agreements, and have fixed prices, to purchase yarn, finished fabric, and finished apparel and headwear products. At December 2020, minimum payments under these contracts were as follows (in thousands):

Yarn	$12,878
Finished fabric	2,955
Finished products	16,420
$32,253

Note J—Business Segments

Our operations are managed and reported in two segments, Delta Group and Salt Life Group, which reflect the manner in which the business is managed and results are reviewed by the Chief Executive Officer, who is our chief operating decision maker.

The Delta Group is comprised of our business units primarily focused on core activewear styles, and includes our DTG2Go, Delta Activewear, and Soffe business units. We are a market leader in the on-demand, digital print and fulfillment industry, bringing DTG2Go's proprietary technology and innovation to the supply chain of our customers. Delta Activewear is a preferred supplier of activewear apparel to the wholesale and private label markets. We offer a broad range of apparel and accessories through our catalog business under the Delta and Soffe brands as well as other brands that we distribute utilizing our digital platform and network of fulfillment centers. In addition to our catalog business, we serve our customers as their supply chain partner, from product development to shipment of their branded products, with the majority of products being sold with value-added services including embellishment, hangtags, and ticketing, so that they are ready for retail sale to end consumers.

The Salt Life Group is comprised of our lifestyle brands focused on a broad range of apparel garments, headwear and related accessories to meet consumer preferences and fashion trends, and includes our Salt Life and Coast business units. These products are sold through specialty and boutique shops, outdoor retailers and traditional department stores, as well as direct-to-consumer through branded ecommerce sites and branded retail stores. Products in this segment are marketed under our lifestyle brands of Salt Life® and COAST®, as well as other labels.

Our Chief Operating Decision Maker and management evaluate performance and allocate resources based on profit or loss from operations before interest, income taxes and special charges ("segment operating earnings"). Our segment operating earnings  may not be comparable to similarly titled measures used by other companies. The accounting policies of our reportable segments are the same as those described in Note 2 in our Annual Report on Form 10-K for fiscal 2020, filed with the SEC. Intercompany transfers between operating segments are transacted at cost and have been eliminated within the segment amounts shown in the following table (in thousands).

	Three Months Ended
	December 2020	December 2019
Segment net sales:
Delta Group	$87,624	$88,950
Salt Life Group	7,099	6,939
Total net sales	$94,723	$95,889

Segment operating income (loss):
Delta Group (1)	$6,276	$7,266
Salt Life Group	(136)	(668)
Total segment operating income	$6,140	$6,598

(1) In fiscal 2021, the Delta Group operating income included $1.3 million of expense, reported within "Other loss/(income), net", related to two hurricanes that disrupted operations during the December 2020 quarter.

The following table reconciles the segment operating income to the consolidated earnings before provision for income taxes (in thousands):

	Three Months Ended
	December 2020	December 2019
Segment operating income	$6,140	$6,598
Unallocated corporate expenses	3,071	3,961
Unallocated interest expense	1,654	1,802
Consolidated earnings before provision for income taxes	$1,415	$835

Note K—Income Taxes

The Tax Cuts and Jobs Act of 2017 (the “New Tax Legislation”) was enacted on December 22, 2017, which significantly revised the U.S. corporate income tax code by, among other things, lowering federal corporate income tax rates, implementing a modified territorial tax system and imposing a repatriation tax ("transition tax") on deemed repatriated cumulative earnings of foreign subsidiaries which will be paid over eight years. In addition, new taxes were imposed related to foreign income, including a tax on global intangible low-taxed income (“GILTI”) as well as a limitation on the deduction for business interest expense (“Section 163(j)"). GILTI is the excess of the shareholder’s net controlled foreign corporations ("CFC") net tested income over the net deemed tangible income.  GILTI income is eligible for a deduction of up to 50% of the income inclusion, but the deduction is limited to the amount of U.S. adjusted taxable income.  The Section 163(j) limitation does not allow the amount of deductible interest to exceed the sum of the taxpayer's business interest income and 30% of the taxpayer’s adjusted taxable income. We have included in our calculation of our effective tax rate the estimated impact of GILTI and Section 163(j). We have elected to account for the tax on GILTI as a period cost and, therefore, do not record deferred taxes related to GILTI on our foreign subsidiaries.

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

Our effective income tax rate on operations for the December 2020 quarter was 39.3% compared to a rate of 4.6% in the same period of the prior year, and an effective rate of 23.6% for fiscal 2020. We generally benefit from having income in foreign jurisdictions that are either exempt from income taxes or have tax rates that are lower than those in the United States. As such, changes in the mix of U.S. taxable income compared to profits in tax-free or lower-tax jurisdictions can have a significant impact on our overall effective tax rate. Furthermore, we may be limited in our ability to deduct 50% of applicable foreign earnings under the GILTI income inclusion or to deduct U.S. interest expense based on our U.S. taxable income. In addition, the future impact of the CARES Act and New Tax Legislation may differ from historical amounts, possibly materially, due to, among other things, changes in interpretations and assumptions made regarding the CARES Act and New Tax Legislation, guidance that may be issued, and actions we may take as a result of the CARES Act and New Tax Legislation.

Note L—Derivatives and Fair Value Measurements

From time to time, we may use interest rate swaps or other instruments to manage our interest rate exposure and reduce the impact of future interest rate changes. These financial instruments are not used for trading or speculative purposes. We have designated our interest rate swap contracts as cash flow hedges of our future interest payments. As a result, the gains and losses on the swap contracts are reported as a component of other comprehensive income and are reclassified into interest expense as the related interest payments are made. As of  December 2020, all of our other comprehensive income was attributable to shareholders; none related to the non-controlling interest.  Outstanding instruments as of December 2020 are as follows:

		Notional
	Effective Date	Amount	Fixed LIBOR Rate	Maturity Date
Interest Rate Swap	July 19, 2017	$10.0 million	1.99%	May 10, 2021
Interest Rate Swap	July 25, 2018	$20.0 million	3.18%	July 25, 2023

The following table summarizes the fair value and presentation in the Condensed Consolidated Balance Sheets for derivatives related to our interest swap agreements as of  December 2020 and September 2020 (in thousands):

	December 2020	September 2020
Deferred tax assets	$401	$442
Accrued expenses	(65)	(108)
Other non-current liabilities	(1,533)	(1,656)
Accumulated other comprehensive loss	$(1,197)	$(1,322)

From time to time, we may purchase cotton option contracts to economically hedge the risk related to market fluctuations in the cost of cotton used in our operations. We do not receive hedge accounting treatment for these derivatives. As such, the realized and unrealized gains and losses associated with them are recorded within cost of goods sold on the Condensed Consolidated Statement of Operations. No such cotton contracts were outstanding at  December 2020 and September 2020.

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

The following financial liabilities are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements Using
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Period Ended	Total	(Level 1)	(Level 2)	(Level 3)
Interest Rate Swaps
December 2020	$(1,598)	—	$(1,598)	—
September 2020	$(1,764)	—	$(1,764)	—

Contingent Consideration
December 2020	$(4,310)	—	—	$(4,310)
September 2020	$(6,420)	—	—	$(6,420)

The fair value of the interest rate swap agreements was derived from a discounted cash flow analysis based on the terms of the contract and the forward interest rate curves adjusted for our credit risk, which fall in Level 2 of the fair value hierarchy. At December 2020 and September 2020, book value for fixed rate debt approximates fair value based on quoted market prices for the same or similar issues or on the current rates offered to us for debt of the same remaining maturities (a Level 2 fair value measurement).

The DTG2Go acquisition purchase price consisted of additional payments contingent on the combined business’s achievement of certain performance targets related to sales and earnings before interest, taxes, depreciation and amortization ("EBITDA") for the period from April 1, 2018, through September 29, 2018, as well as for our fiscal years 2019, 2020, 2021 and 2022. The valuation of the fair value of the contingent consideration is based upon inputs into the Monte Carlo model, including projected results, which then are discounted to a present value to derive the fair value. The fair value of the contingent consideration is sensitive to changes in our projected results and discount rates.  As of December 2020, we estimate the fair value of contingent consideration to be $4.3 million, a $2.1 million decrease from September 2020 due to the payment made during the December 2020 quarter for the fiscal 2020 period.

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

No shares of our common stock were repurchased in the December 2020 quarter. Through December 2020, we have purchased 3,598,933 shares of our common stock for an aggregate of $52.5 million under our Stock Repurchase Program since its inception. All purchases were made at the discretion of management and pursuant to the safe harbor provisions of SEC Rule 10b-18. As of December 2020, $7.5 million remained available for future purchases under our Stock Repurchase Program, which does not have an expiration date.

Note O—Goodwill and Intangible Assets

Components of intangible assets consist of the following (in thousands):

	December 2020			September 2020
	Cost	Accumulated Amortization	Net Value	Cost	Accumulated Amortization	Net Value	Economic Life

Goodwill	$37,897	$—	$37,897	$37,897	$—	$37,897	N/A

Intangibles:
Tradename/trademarks	$16,090	$(3,956)	$12,134	$16,090	$(3,820)	$12,270	20 – 30 yrs
Customer relationships	7,400	(1,918)	5,482	7,400	(1,733)	5,667	20 yrs
Technology	1,720	(1,396)	324	1,720	(1,380)	340	10 yrs
License agreements	2,100	(759)	1,341	2,100	(733)	1,367	15 – 30 yrs
Non-compete agreements	1,657	(1,383)	274	1,657	(1,353)	304	4 – 8.5 yrs
Total intangibles	$28,967	$(9,412)	$19,555	$28,967	$(9,019)	$19,948

Goodwill represents the acquired goodwill net of the cumulative impairment losses recorded in fiscal year 2011 of $0.6 million. As of December 2020, the Delta Group segment assets include $18.0 million of goodwill, and the Salt Life segment assets include $19.9 million.

Depending on the type of intangible asset, amortization is recorded under cost of goods sold or selling, general and administrative expenses. Amortization expense for intangible assets was $0.4 million during the December 2020 quarter and $0.5 million during the December 2019 quarter. Amortization expense is estimated to be approximately $1.6 million for fiscal years 2021 and 2022, $1.5 million for fiscal year 2023, and $1.4 million for fiscal years 2024 and 2025.

Note P—Subsequent Events

On January 26, 2021, Belk, Inc. (“Belk”), a department store chain and Delta Apparel customer, announced that it has entered into a Restructuring Support Agreement with its majority owner, Sycamore Partners, as well as the majority of its lenders to recapitalize the business, significantly reduce debt by approximately $450 million, and extend maturities on all term loans to July 2025. Belk expects to complete the financial restructuring transaction through an expedited “pre-packaged” reorganization under Chapter 11 of the U.S. Bankruptcy Code by the end of February 2021. Per the announcement, suppliers will be unimpaired and will continue to be paid in the ordinary course for all goods and services provided to the company. At December 2020, we had approximately $1.1 million of accounts receivable from Belk. We have followed our normal policy of estimating reserves for doubtful accounts and have not established a specific reserve for this receivable based on our assessment of the customer’s ability to meet its financial obligations pursuant to this announcement.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by or on behalf of the Company. We may from time to time make written or oral statements that are “forward-looking,” including statements contained in this report and other filings with the SEC, in our press releases, and in other reports to our shareholders. All statements, other than statements of historical fact, which address activities, events or developments that we expect or anticipate will or may occur in the future are forward-looking statements. The words “plan”, “estimate”, “project”, “forecast”, “outlook”, “anticipate”, “expect”, “intend”, “remain”, “seek", “believe”, “may”, “should” and similar expressions, and discussions of strategy or intentions, are intended to identify forward-looking statements.

Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based on our current expectations and are necessarily dependent upon assumptions, estimates and data that we believe are reasonable and accurate but may be incorrect, incomplete or imprecise. Forward-looking statements are subject to a number of business risks and inherent uncertainties, any of which could cause actual results to differ materially from those set forth in or implied by the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in forward-looking statements include, among others, the following:

●	the general U.S. and international economic conditions:
●	the COVID-19 pandemic impact on our operations, financial condition, liquidity, and capital investments:
●	significant interruptions or disruptions within our manufacturing, distribution or other operations;
●	deterioration in the financial condition of our customers and suppliers and changes in the operations and strategies of our customers and suppliers;
●	the volatility and uncertainty of cotton and other raw material prices and availability;
●	the competitive conditions in the apparel industry;
●	our ability to predict or react to changing consumer preferences or trends;
●	our ability to successfully open and operate new retail stores in a timely and cost-effective manner;
●	the ability to grow, achieve synergies and realize the expected profitability of acquisitions;
●	changes in economic, political or social stability at our offshore locations;
●	our ability to attract and retain key management;
●	the volatility and uncertainty of energy, fuel and related costs;
●	material disruptions in our information systems related to our business operations;
●	compromises of our data security;
●	significant changes in our effective tax rate;
●	significant litigation in either domestic or international jurisdictions;
●	recalls, claims and negative publicity associated with product liability issues;
●	the ability to protect our trademarks and other intellectual property;
●	changes in international trade regulations;
●	our ability to comply with trade regulations;
●	changes in employment laws or regulations or our relationship with employees;
●	negative publicity resulting from violations of manufacturing standards or labor laws or unethical business practices by our suppliers and independent contractors;
●	restrictions on our ability to borrow capital or service our indebtedness;
●	interest rate fluctuations increasing our obligations under our variable rate indebtedness;
●	the ability to raise additional capital;
●	the impairment of acquired intangible assets;
●	foreign currency exchange rate fluctuations;
●	the illiquidity of our shares; and
●	price volatility in our shares and the general volatility of the stock market.

A detailed discussion of significant risk factors that have the potential to cause actual results to differ materially from our expectations is set forth in Part 1 under the subheading "Risk Factors" in our Annual Report on Form 10-K for fiscal 2020, filed with the SEC. Any forward-looking statements in this Quarterly Report on Form 10-Q do not purport to be predictions of future events or circumstances and may not be realized. Further, any forward-looking statements are made only as of the date of this Quarterly Report on Form 10-Q, and we do not undertake to publicly update or revise the forward-looking statements, except as required by the federal securities laws.

Business Outlook

Our first quarter results provided a strong start to deliver on our fiscal 2021 goals.  Through a combination of strong order demand and impeccable manufacturing and operational execution at all levels, our December 2020 quarter sales were nearly flat with prior year levels, despite the notable headwinds from inventory constraints, hurricane-related disruptions in Central America, and freight carrier limitations during the holiday season. Furthermore, we were able to improve gross margins 70 basis points, with expansion in both the Delta Group and Salt Life Group segments.  Operating income for the current quarter increased 16% from the prior year, and adjusted for the $1.3 million of pre-tax expense related to the Honduran hurricane disruptions, adjusted operating income increased 67%, or $1.8 million, in the December 2020 quarter from the prior year.  The higher operating income was offset from a significantly higher tax rate, resulting in diluted earnings of $0.13 per share in both the December 2020 and 2019 quarters.  Excluding the impact of the hurricane disruptions, adjusted diluted EPS was $0.28, a 115% improvement from the prior year.

DTG2Go remains a market leader in the on-demand, direct-to-garment digital print and fulfillment industry. We are the only digital print supplier in the world that can offer a seamless, vertically-integrated solution, utilizing our proprietary software and internal supply chain to offer a fully-decorated, on-demand product shipped directly to the consumer. This unique model eliminates non-value-added costs and reduces the risks involved with third-party supply chains. Despite the shipping limitations and earlier guaranteed holiday delivery cut-offs imposed by major freight carriers, the DTG2Go business had a strong holiday season. DTG2Go saw double digit growth in units shipped during holiday, with a significant amount of the growth coming from new customers.  During this holiday season, we digitally printed and shipped to consumers in all 50 U.S. states and over 130 countries worldwide.

Digital print demand this holiday season was particularly strong in the retail channel with our new 'On-Demand DC' service model, which provides retailers immediate access to utilize DTG2Go’s broad network of print and fulfillment facilities, while offering the scalability to integrate digital fulfillment within the retailer’s own distribution facility. With the launch of DTG2Go’s first ‘On-Demand DC’, our customer was able to more than double their on-demand business during the first quarter from a year ago, providing a better consumer experience while also benefiting from reduced shipping costs. We believe our 'On-Demand DC' solution is a compelling value proposition to traditional brick and mortal retailers and brands alike, offering their consumers limitless merchandise selections, personalization options, and seamless fulfillment across a broader supply chain with no excess inventory risk.

Our customers continue to realize the benefits of the seamless supply chain of Delta Apparel garments within our on-demand model, with DTG2Go’s usage of Delta Catalog blanks reaching a new record high of approximately 45% utilization in the December 2020 quarter compared to 28% in the prior year quarter. This trend is promising as it creates a more efficient operation, reduces garment costs for our customers, and lowers working capital needs in the business.

We continue to see a steep recovery in our Delta Activewear business with year-over-year sales growth in our December quarter, overcoming the challenges caused by inventory constraints. We are seeing notable strength in the retail licensing channel as well as our recently launched e-retailer channel. We also saw year-over-year growth in our private label business. The diversification of our customer base is serving us well, and we are encouraged by the new programs we have secured in the direct-to-retail channel and future opportunities we see in this channel.  In order to meet the broad-based demand we have in Activewear, our team is focused on efficiently manufacturing and replenishing inventory levels, ultimately expecting to achieve all-time record-level production outputs in the back half of fiscal 2021.

Our Delta Group integration strategies, designed to foster sales growth and improve operating efficiencies, are on schedule. The recently published 2021 Delta Activewear print and digital editions of our catalog not only feature our Delta products, including our more fashion-forward Platinum Collection, but also for the first time includes our entire Soffe product line.  With the inclusion of Soffe, we have expanded our activewear and athleisure product categories, with our Military Collection, including the Soffe ranger panties, our Fundamentals and Essentials, including the iconic Soffe short, and our Core Layers, which includes warm-ups and other layering products.  We also highlight Intensity by Soffe, which focuses on outfitting the female athlete.  Complementing the Delta and Soffe brands, we provide our customers with a broad range of product categories with nationally recognized branded products including polos, outerwear, headwear, bags and other accessories. As previously announced and to further leverage the one-stop shop offering, we have merged our Delta Catalog and Soffe sales, customer service, marketing, merchandising and inventory planning teams to better position Soffe for growth and to reduce redundant costs. During the December quarter, we began the transition of Soffe into our new Phoenix distribution facility, which will now serve as Soffe’s primary distribution center in addition to being a key Delta Catalog distribution location and DTG2Go digital print fulfillment center. We successfully launched the first phase of Soffe’s transition to the Activewear ERP system in early January, and anticipate completing all phases of the integration by the end of fiscal 2021.  As this final piece is completed, the Soffe brand will be fully merged within the Activewear operations, creating opportunities to focus on the growth of the brand while benefitting from significant operating efficiencies.

Demand for the Salt Life brand remained strong during the fall season, resulting in growth for the December quarter compared to prior year. Consumers sought out the Salt Life brand through direct-to-consumer channels, which grew over 60% year-over-year in the quarter.  Sales performance at our recently opened branded retail stores in Destin, Estero, and Palm Beach Gardens, Florida, drove retail sales growth of over 150% compared to the prior year December quarter. Salt Life enthusiasts actively engaged with the brand through all our online channels during the quarter, resulting in 13% more followers on social media and 50% more YouTube subscribers compared to the prior year.  We also added over 150% more email subscribers during the December 2020 quarter than we added in the December 2019 quarter. As we prepare for the forthcoming spring and summer seasons, we see growth opportunities with our Salt Life consumer ecommerce site, opening additional retail doors in select markets, and continuing to partner with our wholesale customers to expand the floor space and enhance the Salt Life experience within their doors.

We are encouraged by the broad-based demand we see across our businesses, and our proven ability to execute at the operational level to meet that demand. Although the environment in the coming months includes a level of uncertainty, we believe we are well positioned to capitalize on multiple market demand opportunities across our businesses. There are many factors outside of our control that can influence how the year continues to unfold, including levels of consumer spending, higher unemployment rates, potential future COVID-19 disruptions and the speed and effectiveness of related vaccines, and the overall U.S. and global economic conditions. We remain confident that our diversified sales channels and uniquely positioned business models provide the optimal strategy that should allow us to successfully navigate near-term challenges and continue to drive future profitable growth.

Results of Operations

Financial results included herein have been presented on a generally accepted accounting principles ("GAAP") basis and, in certain limited instances, we have presented our financial results on a GAAP and non-GAAP (“adjusted”) basis, which is further described in the sections entitled “Non-GAAP Financial Measures.”

Net sales for the December quarter were $94.7 million compared to sales of $95.9 million in the prior year. Our direct-to-consumer sales channels, comprised of consumer-facing ecommerce sites and our branded retail stores, increased 13% in the current quarter compared to the prior year. Retail and total ecommerce sales represented 10% and 9% of total revenues for the December 2020 and December 2019 quarters, respectively.

Net sales in the Delta Group segment were $87.6 million compared to $89.0 million in the prior year. Sales orders in Activewear were strong for the quarter, but delivery was hindered by inventory shortages and the impact of two major hurricanes in Central America. Our FunTees business had strong growth both within our traditional brand direct channel as well as our fast-growing retail direct channel. Catalog sales continued to realize year-over-year growth with strong sales in the retail licensing channel as well as our recently launched e-retailer channel. DTG2Go’s orders were down to begin the quarter, but quickly returned to strong growth in November, only to be hampered by freight carrier constraints during the holiday season.

The Salt Life Group segment first quarter revenue grew to $7.1 million compared to $6.9 million in the prior year period. The segment’s growth was driven by an increase in overall direct-to-consumer sales, with growth in both ecommerce and retail sales.

Gross margins improved 70 basis points from the prior year first quarter increasing to 21.4% of sales, with margin expansion in both business segments.

The Delta Group segment gross margins improved 50 basis points from the prior year to 19.1% driven by favorable product mix, lower raw material costs, and manufacturing efficiencies and process improvements.

The Salt Life Group segment gross margins improved 140 basis points to 50.2% driven by a stronger mix of direct-to-consumer sales.

Selling, general, and administrative expenses ("SG&A") were $16.0 million, or 16.9% of sales, compared to $18.1 million, 18.8% of sales, in the prior year.  Expenses decreased due to cost reductions implemented during the pandemic that have continued, including lower personnel costs, reduced travel expenses, and a more digitally-focused sales and marketing strategy.

Other expense includes $1.3 million of expenses related to the impact of two hurricanes that disrupted our Honduran manufacturing facilities in the December 2020 quarter.  In addition, the December 2020 quarter includes profits related to our Honduran equity method investment. The December 2019 quarter included valuation changes in our contingent consideration liabilities as well as profits related to our Honduran equity method investment.

Operating profit in the first quarter increased 16% to $3.1 million compared to $2.6 million in the prior year.  Operating income, adjusted for $1.3 million of hurricane-related expenses, was $4.4 million for the current quarter, an increase of 67% from the prior year.

The Delta Group segment had operating income in the current fiscal year quarter of $6.3 million, or 7.2% of net sales, compared to $7.3 million, or 8.2% of net sales, in the prior year. Adjusting for $1.3 million of hurricane-related disruption costs, operating income was $7.6 million, or 8.7% of sales, in the December 2020 quarter. The expanded operating profitability was driven by favorable gross margins as well as continuing cost controls.

The Salt Life Group segment incurred an operating loss of $0.1 million compared to the prior year loss of $0.7 million. Operating income improved due to the stronger mix of direct-to-consumer sales.

Net interest expense for the first quarter of fiscal year 2021 was $1.7 million as compared to $1.8 million in the prior year period due to lower interest rates.

Our effective tax benefit on operations for the December quarter was 39.3%. This compares to an effective tax rate of 4.6% for the same period in the prior year and a 23.6% rate for the full fiscal year 2020. See Note K—Income taxes for more information.

Net income for both the December 2020 and 2019 quarters was $0.9 million, or $0.13 per diluted share. Adjusted for the $1.1 million after-tax expense, or $0.15 per diluted share, impact of the hurricane disruptions, net income for the December 2020 quarter was $2.0 million, or $0.28 per diluted share.

Accounts receivable were $63.6 million at December 2020, compared to $61.0 million as of September 2020. Days sales outstanding ("DSO") as of December 2020 were 57 days compared to 51 days at September 2020.

Net inventory as of December 2020 was $148.5 million, an increase of $3 million from September 2020, but down $48.8 million from a year ago.  The stronger than anticipated December 2020 quarter sales, along with the temporary hurricane disruptions, slowed the normal seasonal build of inventory during the quarter.  We have already ramped up production at an accelerated pace in January and expect to be producing at record levels in the back half of the year.

Total net debt, including capital lease financing and cash on hand, increased $7.6 million from September 2020 to $129.8 million at December 2020. Cash on hand and availability under our U.S. revolving credit facility totaled $43.7 million at December 2020, a $3.4 million decrease from September 2020 due primarily to seasonal working capital build.

Non-GAAP Financial Measures

We provide all information required in accordance with U.S. GAAP, but we believe that evaluating our ongoing operating results may be difficult if limited to reviewing only U.S. GAAP financial measures. In an effort to provide investors with additional information regarding our results, we also provide non-GAAP information that management believes is useful to investors. We discuss operating income, net income and earnings per diluted share performance measures that are, for comparison purposes, adjusted to eliminate items or results stemming from discrete events. We do this because management uses these measures in evaluating our underlying performance on a consistent basis across periods. We also believe these measures are frequently used by securities analysts, investors and other interested parties in the evaluation of our ongoing performance. These non-GAAP measures have imitations as analytical tools, and securities analysts, investors and other interested parties should not consider any of these non-GAAP measures in isolation or as a substitute for analysis or our results as reported under U.S. GAAP. These non-GAAP measures may not be comparable to similarly titled measures used by other companies.

Liquidity and Capital Resources

Operating Cash Flows

Operating activities used $2.5 million and $4.9 million in cash in the December 2020 and 2019 quarters, respectively. The improved operating cash flows in the current year are due to lower inventory levels as manufacturing production was hampered by disruptions from hurricanes during the December 2020 quarter. This was offset by slower customer collections than the prior year.

Investing Cash Flows

Total capital expenditures for the December 2020 quarter were $6.9 million and primarily related to investments in digital printing capacity and our new Phoenix, Arizona distribution center.  Cash outflows for capital expenditures were $0.4 million during the December 2020 quarter compared to $3.7 million in the same period in the prior year. As of December 2020, there were $4.0 million in current year expenditures financed under a capital lease arrangement and $7.6 million in unpaid expenditures.  In addition, we received proceeds of $2.3 million during the December 2020 quarter upon entering into finance leases for prior capital expenditure cash outflows. In the December 2019 quarter, total capital expenditures were $2.5 million and primarily related to investments in our distribution expansion, improvements to facilities, and manufacturing initiatives.

We anticipate our fiscal 2021 capital expenditures, including those financed under capital leases, to be approximately $20 million and to be focused primarily on our distribution expansion, digital print equipment, manufacturing equipment, information technology, and direct-to-consumer investments including additional Salt Life retail store openings.

Financing Activities

During the December 2020 quarter, cash used by financing activities was $5.0 million and primarily related to the annual payment of the DTG2Go contingent consideration related to the fiscal year 2020 period. During the December 2019 quarter, cash provided by financing activities was $9.3 million and was used to fund our operating activities and capital expenditures.

Future Liquidity and Capital Resources

See Note F – Debt to the Condensed Consolidated Financial Statements for discussion of our various financing arrangements, including the terms of our revolving U.S. credit facility.

Prior to the amendments executed on April 27, 2020 and August 28, 2020 (collectively, the "Bridge Amendments"), our U.S. revolving credit facility included a financial covenant that if the availability under our credit facility falls below the amounts specified in our U.S. credit agreement, our fixed charge coverage ratio ("FCCR") for the preceding 12-month period must not be less than 1.1 to 1.0. The Bridge Amendments amend the financial covenant provisions from the amendment dates through July 3, 2021, including effectively lowering the minimum availability thresholds and removing the requirement that our FCCR for the preceding 12-month period must not be less than 1.1 to 1.0. Our availability at December 2020 was above both the minimum availability threshold per the Bridge Amendments as well as the higher thresholds in the U.S. credit agreement that would trigger an FCCR covenant requirement. Had we been subject to the FCCR requirements at December 2020, we would have been in compliance with this covenant.

Our credit facility, as amended on August 28, 2020, as well as cash flows from operations, are intended to fund our day-to-day working capital needs, and along with finance lease arrangements, to fund our planned capital expenditures. However, any material deterioration in our results of operations, such as those that could occur due to the COVID-19 pandemic, may result in the loss of our ability to borrow or issue letters of credit to suppliers under our U.S. revolving credit facility, or may cause the borrowing availability under that facility to be insufficient for our needs. Availability under our credit facility is primarily a function of the levels of our accounts receivable and inventory. A significant deterioration in our accounts receivable or inventory levels could restrict our ability to borrow additional funds or service our indebtedness. Additionally, a significant deterioration in our business results could cause our availability to fall below minimum thresholds, thereby requiring us to maintain the minimum FCCR specified in our credit agreement, which we may not be able to maintain.

Purchases By Delta Apparel Of Its Own Shares

During the December 2020 quarter, we did not purchase any shares of our common stock (see Note N—Repurchase of Common Stock). As of December 2020, there was $7.5 million of repurchase authorization remaining under our Stock Repurchase Program.

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

A detailed discussion of critical accounting policies is contained in the Significant Accounting Policies included in Note 2 to the Audited Consolidated Financial Statements included in our Annual Report on Form 10-K for fiscal 2020, and there have been no changes in those policies since the filing of that Annual Report on Form 10-K with the SEC, except as disclosed in Note C—New Accounting Standards related to the adoption of the cloud computing standard.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of period covered by this quarterly report ("the Evaluation Date") and, based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures were effective as of the Evaluation Date.

Changes in Internal Control Over Financial Reporting

There were no changes during the December 2020 quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

See Note M—Legal Proceedings, in Part I, Item 1, which is incorporated herein by reference.

Item 1A.	Risk Factors

None

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) Repurchases of Common Stock

See Note N—Repurchase of Common Stock, Part I, in Item 1, which is incorporated herein by reference.

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

DELTA APPAREL, INC. (Registrant)

Date	February 8, 2021	By:	/s/ Deborah H. Merrill
Deborah H. Merrill Chief Financial Officer and President, Delta Group