Form 10-Q
period 2021-04-03
DELTA APPAREL, INC
filed 2021-05-06
CIK 1101396

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2021

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

As of April 28, 2021, there were outstanding 6,974,660 shares of the registrant’s common stock, par value of $0.01 per share, which is the only class of outstanding common or voting stock of the registrant.

PART 1.	FINANCIAL INFORMATION

Item 1.	Financial Statements

Delta Apparel, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Amounts in thousands, except share amounts and per share data)

(Unaudited)

	March 2021	September 2020
Assets
Cash and cash equivalents	$12,551	$16,458
Accounts receivable, less allowances of $577 and $684, respectively	66,079	60,146
Other receivables	408	854
Income tax receivable	-	983
Inventories, net	148,530	145,515
Prepaid expenses and other current assets	4,351	2,812
Total current assets	231,919	226,768

Property, plant and equipment, net of accumulated depreciation of $96,014 and $92,123, respectively	66,207	63,950
Goodwill	37,897	37,897
Intangibles, net	19,162	19,948
Deferred income taxes	3,226	4,052
Operating lease assets	49,570	54,645
Equity method investment	10,742	10,573
Other assets	2,142	2,398
Total assets	$420,865	$420,231

Liabilities and Equity
Liabilities:
Accounts payable	$44,986	$49,800
Accrued expenses	18,366	20,174
Income taxes payable	496	379
Current portion of finance leases	7,256	6,956
Current portion of operating leases	8,946	9,039
Current portion of long-term debt	7,536	7,559
Current portion of contingent consideration	2,400	2,120
Total current liabilities	89,986	96,027

Long-term income taxes payable	3,220	3,599
Long-term finance leases, less current maturities	18,552	11,328
Long-term operating leases, less current maturities	42,377	46,570
Long-term debt, less current maturities	114,375	112,782
Long-term contingent consideration	1,910	4,300
Other non-current liabilities	2,470	2,939
Total liabilities	$272,890	$277,545

Shareholder's equity:
Preferred stock - $0.01 par value, 2,000,000 shares authorized, none issued and outstanding	-	-
Common stock - $0.01 par value, 15,000,000 authorized, 9,646,972 shares issued, and 6,974,660 and 6,890,118 shares outstanding as of March 2021 and September 2020, respectively	96	96
Additional paid-in capital	59,842	61,005
Retained earnings	131,845	126,564
Accumulated other comprehensive loss	(998)	(1,322)
Treasury stock - 2,672,312 and 2,756,854 shares as of March 2021 and September 2020, respectively	(42,149)	(43,133)
Equity attributable to Delta Apparel, Inc.	148,636	143,210
Equity attributable to non-controlling interest	(661)	(524)
Total equity	147,975	142,686
Total liabilities and equity	$420,865	$420,231

See accompanying Notes to Condensed Consolidated Financial Statements.

Delta Apparel, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	March 2021	March 2020	March 2021	March 2020

Net sales	$108,626	$96,660	$203,349	$192,550
Cost of goods sold	83,816	76,079	158,250	152,075
Gross profit	24,810	20,581	45,099	40,475

Selling, general and administrative expenses	17,061	17,850	33,091	35,924
Other loss (income), net	170	(823)	1,360	(1,640)
Operating income	7,579	3,554	10,648	6,191

Interest expense, net	1,837	1,808	3,491	3,610
Earnings before provision for income taxes	5,742	1,746	7,157	2,581
Provision for income taxes	1,441	526	2,013	570
Consolidated net earnings	4,301	1,220	5,144	2,011
Net loss attributable to non-controlling interest	97	91	137	223
Net earnings attributable to shareholders	$4,398	$1,311	$5,281	$2,234

Basic earnings per share	$0.63	$0.19	$0.76	$0.32
Diluted earnings per share	$0.62	$0.19	$0.75	$0.32

Weighted average number of shares outstanding	6,975	6,957	6,947	6,953
Dilutive effect of stock awards	130	98	105	110
Weighted average number of shares assuming dilution	7,105	7,055	7,052	7,063

See accompanying Notes to Condensed Consolidated Financial Statements.

Delta Apparel, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(Amounts in thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	March 2021	March 2020	March 2021	March 2020

Net earnings attributable to shareholders	$4,398	$1,311	$5,281	$2,234
Other comprehensive income (loss) related to unrealized gain (loss) on derivatives, net of income tax	199	(595)	324	(464)
Consolidated comprehensive income	$4,597	$716	$5,605	$1,770

See accompanying Notes to Condensed Consolidated Financial Statements.

Delta Apparel, Inc. and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity

(Amounts in thousands, except share amounts)

(Unaudited)

					Accumulated
			Additional		Other			Non-
	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Controlling
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Interest	Total
Balance as of September 2019	9,646,972	$96	$59,855	$136,937	$(969)	2,725,555	$(41,750)	$(281)	$153,888

Net earnings	-	-	-	923	-	-	-	-	923
Other comprehensive income	-	-	-	-	131	-	-	-	131
Net loss attributable to non-controlling interest	-	-	-	-	-	-	-	(132)	(132)
Vested stock awards	-	-	(1,615)	-	-	(67,406)	631	-	(984)
Stock based compensation	-	-	585	-	-	-	-	-	585
Balance as of December 2019	9,646,972	96	58,825	137,860	(838)	2,658,149	(41,119)	(413)	154,411

Net earnings	-	-	-	1,311	-	-	-	-	1,311
Other comprehensive loss	-	-	-	-	(595)	-	-	-	(595)
Net loss attributable to non-controlling interest	-	-	-	-	-	-	-	(91)	(91)
Vested stock awards	-	-	4	-	-	(1,266)	15	-	19
Purchase of common stock	-	-	-	-	-	99,971	(2,029)	-	(2,029)
Stock based compensation	-	-	611	-	-	-	-	-	611
Balance as of March 2020	9,646,972	$96	$59,440	$139,171	$(1,433)	2,756,854	$(43,133)	$(504)	$153,637

					Accumulated
			Additional		Other			Non-
	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Controlling
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Interest	Total
Balance as of September 2020	9,646,972	$96	$61,005	$126,564	$(1,322)	2,756,854	$(43,133)	$(524)	$142,686

Net earnings	-	-	-	883	-	-	-	-	883
Other comprehensive income	-	-	-	-	125	-	-	-	125
Net loss attributable to non-controlling interest	-	-	-	-	-	-	-	(40)	(40)
Vested stock awards	-	-	(2,117)	-	-	(84,542)	984	-	(1,133)
Stock based compensation	-	-	676	-	-	-	-	-	676
Balance as of December 2020	9,646,972	96	59,564	127,447	(1,197)	2,672,312	(42,149)	(564)	143,197

Net earnings	-	-	-	4,398	-	-	-	-	4,398
Other comprehensive income	-	-	-	-	199	-	-	-	199
Net loss attributable to non-controlling interest	-	-	-	-	-	-	-	(97)	(97)
Stock based compensation	-	-	278	-	-	-	-	-	278
Balance as of March 2021	9,646,972	$96	$59,842	$131,845	$(998)	2,672,312	$(42,149)	$(661)	$147,975

See accompanying Notes to Condensed Consolidated Financial Statements.

Delta Apparel, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	Six Months Ended
	March 2021	March 2020
Operating activities:
Consolidated net earnings	$5,144	$2,011
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	6,695	6,381
Amortization of deferred financing fees	162	157
Provision for inventory market reserves	533	(687)
Provision for deferred income taxes	826	-
Non-cash stock compensation	954	1,196
Gain on disposal of equipment	(2)	(28)
Other, net	(252)	(1,555)
Changes in operating assets and liabilities:
Accounts receivable, net	(5,487)	1,480
Inventories, net	(3,548)	(17,539)
Prepaid expenses and other current assets	(1,539)	(176)
Other non-current assets	404	(285)
Accounts payable	(2,373)	4,065
Accrued expenses	(1,808)	(5,640)
Net operating lease liabilities	470	910
Income taxes	721	(485)
Other liabilities	(145)	(7)
Net cash used provided by (used in) operating activities	755	(10,202)
Investing activities:
Purchases of property and equipment, net	(1,215)	(3,886)
Proceeds from equipment under financed leases	2,312	-
Proceeds from sale of equipment	247	-
Cash paid for business	(1,679)	(1,660)
Net cash used in investing activities	(335)	(5,546)
Financing activities:
Proceeds from long-term debt	224,729	237,622
Repayment of long-term debt	(221,993)	(203,622)
Repayment of capital financing	(3,820)	(2,714)
Payment of contingent consideration	(2,110)	(2,500)
Payment of deferred financing costs	-	(1,079)
Repurchase of common stock	-	(2,029)
Payment of withholding taxes on stock awards	(1,133)	(967)
Net cash (used in) provided by financing activities	(4,327)	24,711
Net (decrease) increase in cash and cash equivalents	(3,907)	8,963
Cash and cash equivalents at beginning of period	16,458	605
Cash and cash equivalents at end of period	$12,551	$9,568

Supplemental cash flow information
Finance lease assets exchanged for finance lease liabilities	$11,818	$4,378
Operating lease assets exchanged for operating lease liabilities	$47	$4,084

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

We operate on a 52-53 week fiscal year ending on the Saturday closest to September 30.  Our 2021 fiscal year is a 52-week year and will end on October 2, 2021, ("fiscal 2021"). Accordingly, this Form 10-Q presents our second quarter of fiscal 2021. Our 2020 fiscal year was a 53-week year and ended on October 3, 2020, ("fiscal 2020").

For presentation purposes herein, all references to period ended relate to the following fiscal years and dates:

Period Ended	Fiscal Year	Date Ended
December 2019	Fiscal 2020	December 28, 2019
March 2020	Fiscal 2020	March 28, 2020
June 2020	Fiscal 2020	June 27, 2020
September 2020	Fiscal 2020	October 3, 2020
December 2020	Fiscal 2021	January 3, 2021
March 2021	Fiscal 2021	April 3, 2021
June 2021	Fiscal 2021	July 3, 2021
September 2021	Fiscal 2021	October 2, 2021

We prepared the accompanying interim Condensed Consolidated Financial Statements in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles ("U.S. GAAP") for complete financial statements. We believe these Condensed Consolidated Financial Statements include all normal recurring adjustments considered necessary for a fair presentation. Operating results for the three-month and six-month periods ended March 2021 are not necessarily indicative of the results that may be expected for our fiscal 2021. Although our various product lines are sold on a year-round basis, the demand for specific products or styles reflects some seasonality, with sales in our June quarter generally being the highest and sales in our December quarter generally being the lowest. These Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and footnotes included in our Annual Report on Form 10-K for our fiscal 2020, filed with the United States Securities and Exchange Commission (“SEC”).

Our Condensed Consolidated Financial Statements include the accounts of Delta Apparel and its wholly-owned and majority-owned domestic and foreign subsidiaries. We apply the equity method of accounting for our investment in 31% of the outstanding capital stock of a Honduran company. During the six-months ended March 2021 and March 2020, we received dividends from the investment of $0.3 million and $0.6 million, respectively. Our Ceiba Textiles manufacturing facility is leased under an operating lease arrangement, with this Honduran company. During the six-months ended March 2021, we paid approximately $1.3 million under this arrangement, which included repayment of rent deferrals related to the June 2020 quarter. Payments of approximately $0.9 million were made during the six-months ended March 2020.

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

Note B—Accounting Policies

Our accounting policies are consistent with those described in our Significant Accounting Policies in our Annual Report on Form 10-K for our fiscal 2020, filed with the SEC. See Note C for consideration of recently issued accounting standards.

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

 Note D—Revenue Recognition

Our Condensed Consolidated Statements of Operations include revenue streams from retail sales at our branded retail stores; direct-to-consumer ecommerce sales on our consumer-facing web sites; and sales from wholesale channels, which includes our business-to-business ecommerce and DTG2Go sales.  The table below identifies the amount and percentage of net sales by distribution channel (in thousands):

	Three Months Ended
	March 2021		March 2020
Retail	$2,448	2%	$962	1%
Direct-to-consumer ecommerce	1,475	2%	1,084	1%
Wholesale	104,703	96%	94,614	98%
Net sales	$108,626	100%	$96,660	100%

	Six Months Ended
	March 2021		March 2020
Retail	$4,887	2%	$2,195	1%
Direct-to-consumer ecommerce	3,283	2%	2,767	2%
Wholesale	195,179	96%	187,588	97%
Net sales	$203,349	100%	$192,550	100%

The table below provides net sales by reportable segment (in thousands) and the percentage of net sales by distribution channel for each reportable segment:

	Three Months Ended March 2021
	Net Sales	Retail	Direct-to-consumer ecommerce	Wholesale
Delta Group	$94,219	0.3%	0.2%	99.5%
Salt Life Group	14,407	15.1%	8.8%	76.1%
Total	$108,626

	Three Months Ended March 2020
	Net Sales	Retail	Direct-to-consumer ecommerce	Wholesale
Delta Group	$84,191	0.2%	0.2%	99.6%
Salt Life Group	12,469	6.4%	7.0%	86.6%
Total	$96,660

	Six Months Ended March 2021
	Net Sales	Retail	Direct-to-consumer ecommerce	Wholesale
Delta Group	$181,843	0.3%	0.2%	99.5%
Salt Life Group	21,506	20.5%	12.8%	66.7%
Total	$203,349

	Six Months Ended March 2020
	Net Sales	Retail	Direct-to-consumer ecommerce	Wholesale
Delta Group	$173,143	0.3%	0.2%	99.5%
Salt Life Group	19,407	8.9%	11.9%	79.2%
Total	$192,550

Note E—Inventories

Inventories, net of reserves of $15.5 million and $15.0 million, as of  March 2021 and September 2020, respectively, consisted of the following (in thousands):

	March 2021	September 2020
Raw materials	$15,089	$13,571
Work in process	13,787	13,984
Finished goods	119,654	117,960
	$148,530	$145,515

Raw materials include finished yarn and direct materials for the Delta Group, undecorated garments for the DTG2Go business, and direct embellishment materials for the Salt Life Group.

Note F—Debt

Credit Facility

On May 10, 2016, we entered into a Fifth Amended and Restated Credit Agreement (as further amended, the “Amended Credit Agreement”) with Wells Fargo Bank, National Association (“Wells Fargo”), as Administrative Agent, the Sole Lead Arranger and the Sole Book Runner, and the financial institutions named therein as Lenders, which are Wells Fargo, PNC Bank, and Regions Bank. Our subsidiaries M.J. Soffe, LLC, Culver City Clothing Company, Salt Life, LLC, and DTG2Go, LLC (collectively, the "Borrowers"), are co-borrowers under the Amended Credit Agreement. The Borrowers entered into amendments to the Amended Credit Agreement with Wells Fargo and the other lenders on November 27, 2017, March 9, 2018, October 8, 2018, November 19, 2019, April 27, 2020, and August 28, 2020.

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

As of March 2021, we had $109.9 million outstanding under our U.S. revolving credit facility at an average interest rate of 3.4%. Our cash on hand combined with the availability under the U.S. credit facility totaled $44.2 million. At  March 2021 and September 2020 there was $11.4 million and $8.8 million, respectively, of retained earnings free of restrictions to make cash dividends or stock repurchases.

Promissory Note

On October 8, 2018, we acquired substantially all of the assets of Silk Screen Ink, Ltd. d/b/a SSI Digital Print Services. In conjunction with the acquisition, we issued a promissory note in the principal amount of $7.0 million. The promissory note bears interest at 6% with quarterly installments which began January 2, 2019, with the final installment due October 1, 2021. As of  March 2021, there was $1.8 million outstanding on the promissory note.

Honduran Debt

Since March 2011, we have entered into term loans and a revolving credit facility with Banco Ficohsa, a Honduran bank, to finance both the operations and capital expansion of our Honduran facilities. In December 2020, we entered into a new term loan and revolving credit facility with Banco Ficohsa, both with five-year terms, and simultaneously settled the prior term loans and revolving credit facility with outstanding balances at the time of settlement of $1.1 million and $9.5 million, respectively. Each of these new loans is secured by a first-priority lien on the assets of our Honduran operations and is not guaranteed by our U.S. entities. These loans are denominated in U.S. dollars, and the carrying value of the debt approximates its fair value. As the revolving credit facility permits us to re-borrow funds up to the amount repaid, subject to certain objective covenants, and we intend to re-borrow funds, subject to those covenants, the amounts have been classified as long-term debt. Additional information about these loans and the outstanding balances as of  March 2021 is as follows (in thousands):

March 2021
Revolving credit facility established December 2020, interest at 7.25%, due August 2025	$1,000
Term loan established December 2020, interest at 7.5%, quarterly installments beginning September 2021 through December 2025	9,128

Note G—Selling, General and Administrative Expense

We include in selling, general and administrative ("SG&A") expenses the costs incurred subsequent to the receipt of finished goods at our distribution facilities, such as the cost of stocking, warehousing, picking, packing, and shipping goods for delivery to our customers. Distribution costs included in SG&A expenses totaled $5.2 million and $4.8 million for the  March 2021 and 2020 quarters, respectively. Distribution costs included in SG&A expenses totaled $10.4 million and $9.7 million for the six-months ended March 2021 and 2020, respectively. In addition, SG&A expenses include costs related to sales associates, administrative personnel, advertising and marketing expenses and other general and administrative expenses.

Note H—Stock-Based Compensation

On February 6, 2020, our shareholders approved the Delta Apparel, Inc. 2020 Stock Plan ("2020 Stock Plan") to replace the 2010 Stock Plan, which was previously re-approved by our shareholders on February 4, 2015 and was scheduled to expire by its terms on September 14, 2020. The 2020 Stock Plan is substantially similar in both form and substance to the 2010 Stock Plan. The purpose of the 2020 Stock Plan is to continue to give our Board of Directors and its Compensation Committee the ability to offer a variety of compensatory awards designed to enhance the Company’s long-term success by encouraging stock ownership among its executives, key employees and directors. Under the 2020 Stock Plan, the Compensation Committee of our Board of Directors has the authority to determine the employees and directors to whom awards may be granted, and the size and type of each award and manner in which such awards will vest. The awards available under the plan consist of stock options, stock appreciation rights, restricted stock, restricted stock units, performance stock, stock performance units, and other stock and cash awards. Unvested awards, while employed by the Company or servings as a director, become fully vested under certain circumstances as defined in the 2020 Stock Plan. Such circumstances include, but are not limited to, the participant’s death or becoming disabled. The Compensation Committee is authorized to establish the terms and conditions of awards granted under the 2020 Stock Plan, to establish, amend and rescind any rules and regulations relating to the 2020 Stock Plan, and to make any other determinations that it deems necessary. Similar to the 2010 Stock Plan, the 2020 Stock Plan limits the number of shares that may be covered by awards to any participant in a given calendar year and also limits the aggregate awards of restricted stock, restricted stock units and performance stock granted in a given calendar year. Shares are generally issued from treasury stock upon the vesting of the restricted stock units, performance units or other awards under the 2020 Stock Plan.

Compensation expense is recorded within SG&A in our Condensed Consolidated Statements of Operations over the vesting periods. During the March 2021 and 2020 quarters, we recognized $0.6 million and $0.5 million in stock-based compensation expense, respectively. Associated with the compensation cost are income tax benefits recognized of $0.1 million for each of the three-month periods ended March 2021 and March 2020. During the six-months ended March 2021 and March 2020, we recognized $1.5 million and $1.4 million, respectively, in stock-based compensation expense. Associated with the compensation cost are income tax benefits recognized of $0.4 million and $0.5 million for the six-months periods ended March 2021 and March 2020, respectively.

During the December 2020 quarter, performance stock units and restricted stock units representing 42,000 and 74,000 shares of our common stock, respectively, vested with the filing of our Annual Report on Form 10-K for fiscal 2020, and were issued in accordance with their respective agreements. All vested awards were paid in common stock.

As of March 2021, there was $2.3 million of total unrecognized compensation cost related to unvested awards granted under the 2020 Stock Plan. This cost is expected to be recognized over a period of 1.6 years.

Note I—Purchase Contracts

We have entered into agreements, and have fixed prices, to purchase yarn, finished fabric, and finished apparel and headwear products. At March 2021, minimum payments under these contracts were as follows (in thousands):

Yarn	$47,417
Finished fabric	3,687
Finished products	14,819
$65,923

Note J—Business Segments

Our operations are managed and reported in two segments, Delta Group and Salt Life Group, which reflect the manner in which the business is managed and results are reviewed by the Chief Executive Officer, who is our chief operating decision maker.

The Delta Group is comprised of our business units primarily focused on core activewear styles, and includes our DTG2Go, Delta Activewear, and Soffe business units. We are a market leader in the on-demand, digital print and fulfillment industry, bringing DTG2Go's proprietary technology and innovation to the supply chain of our customers. Delta Activewear is a preferred supplier of activewear apparel to regional and global brands, direct to retail and through wholesale markets. We offer a broad range of apparel and accessories through our catalog business under the Delta and Soffe brands, as well as other brands that we distribute utilizing our digital platform and network of fulfillment centers. In addition to our catalog business, we serve our customers as their supply chain partner, from product development to shipment of their branded products, with the majority of products being sold with value-added services including embellishment, hangtags, and ticketing, so that they are ready for retail sale to end consumers.

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

	Three Months Ended		Six Months Ended
	March 2021	March 2020	March 2021	March 2020
Segment net sales:
Delta Group	$94,219	$84,191	$181,843	$173,143
Salt Life Group	14,407	12,469	21,506	19,407
Total net sales	$108,626	$96,660	$203,349	$192,550

Segment operating earnings:
Delta Group (1)	$8,247	$5,066	$14,522	$12,334
Salt Life Group	1,946	1,473	1,811	804
Total segment operating earnings	$10,193	$6,539	$16,333	$13,138

(1) In fiscal 2021, the Delta Group operating earnings included $1.3 million of expense, reported within "Other loss (income), net", related to two catastrophic hurricanes that disrupted operations during the December 2020 quarter. In the March 2020 quarter, the Delta Group operating earnings included $1.9 million of cost of goods sold expense associated with government-mandated plant curtailments.

The following table reconciles the segment operating earnings to the consolidated earnings before provision for income taxes (in thousands):

	Three Months Ended		Six Months Ended
	March 2021	March 2020	March 2021	March 2020
Segment operating earnings	$10,193	$6,539	$16,333	$13,138
Unallocated corporate expenses	2,614	2,985	5,685	6,947
Unallocated interest expense	1,837	1,808	3,491	3,610
Consolidated earnings before provision for income taxes	$5,742	$1,746	$7,157	$2,581

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

Our effective income tax rate on operations for the six-months ended March 2021 was 27.6% compared to a rate of 20.3% in the same period of the prior year, and an effective rate of 23.6% for fiscal 2020. We generally benefit from having income in foreign jurisdictions that are either exempt from income taxes or have tax rates that are lower than those in the United States. As such, changes in the mix of U.S. taxable income compared to profits in tax-free or lower-tax jurisdictions can have a significant impact on our overall effective tax rate.

Note L—Derivatives and Fair Value Measurements

From time to time, we may use interest rate swaps or other instruments to manage our interest rate exposure and reduce the impact of future interest rate changes. These financial instruments are not used for trading or speculative purposes. We have designated our interest rate swap contracts as cash flow hedges of our future interest payments. As a result, the gains and losses on the swap contracts are reported as a component of other comprehensive income and are reclassified into interest expense as the related interest payments are made. As of  March 2021, all of our other comprehensive income was attributable to shareholders; none related to the non-controlling interest.  Outstanding instruments as of  March 2021 are as follows:

		Notional
	Effective Date	Amount	Fixed LIBOR Rate	Maturity Date
Interest Rate Swap	July 19, 2017	$10.0 million	1.99%	May 10, 2021
Interest Rate Swap	July 25, 2018	$20.0 million	3.18%	July 25, 2023

The following table summarizes the fair value and presentation in the Condensed Consolidated Balance Sheets for derivatives related to our interest swap agreements as of  March 2021 and September 2020 (in thousands):

	March 2021	September 2020
Deferred tax assets	$335	$442
Accrued expenses	(19)	(108)
Other non-current liabilities	(1,314)	(1,656)
Accumulated other comprehensive loss	$(998)	$(1,322)

From time to time, we may purchase cotton option contracts to economically hedge the risk related to market fluctuations in the cost of cotton used in our operations. We do not receive hedge accounting treatment for these derivatives. As such, the realized and unrealized gains and losses associated with them are recorded within cost of goods sold on the Condensed Consolidated Statement of Operations. No such cotton contracts were outstanding at  March 2021 and September 2020.

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

The following financial liabilities are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements Using
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Period Ended	Total	(Level 1)	(Level 2)	(Level 3)
Interest Rate Swaps
March 2021	$(1,333)	—	$(1,333)	—
September 2020	$(1,764)	—	$(1,764)	—

Contingent Consideration
March 2021	$(4,310)	—	—	$(4,310)
September 2020	$(6,420)	—	—	$(6,420)

The fair value of the interest rate swap agreements was derived from a discounted cash flow analysis based on the terms of the contract and the forward interest rate curves adjusted for our credit risk, which fall in Level 2 of the fair value hierarchy. At  March 2021 and September 2020, book value for fixed rate debt approximates fair value based on quoted market prices for the same or similar issues or on the current rates offered to us for debt of the same remaining maturities (a Level 2 fair value measurement).

The DTG2Go acquisition purchase price consisted of additional payments contingent on the combined business’s achievement of certain performance targets related to sales and earnings before interest, taxes, depreciation and amortization ("EBITDA") for the period from April 1, 2018, through September 29, 2018, as well as for our fiscal years 2019, 2020, 2021 and 2022. The valuation of the fair value of the contingent consideration is based upon inputs into the Monte Carlo model, including projected results, which then are discounted to a present value to derive the fair value. The fair value of the contingent consideration is sensitive to changes in our projected results and discount rates.  As of March 2021, we estimate the fair value of contingent consideration to be $4.3 million, a $2.1 million decrease from September 2020 due to the payment made during the December 2020 quarter for the fiscal 2020 contingent consideration period.

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

No shares of our common stock were repurchased in the  March 2021 quarter. Through March 2021, we have purchased 3,598,933 shares of our common stock for an aggregate of $52.5 million under our Stock Repurchase Program since its inception. All purchases were made at the discretion of management and pursuant to the safe harbor provisions of SEC Rule 10b-18. As of March 2021, $7.5 million remained available for future purchases under our Stock Repurchase Program, which does not have an expiration date.

Note O—Goodwill and Intangible Assets

Components of intangible assets consist of the following (in thousands):

	March 2021			September 2020
	Cost	Accumulated Amortization	Net Value	Cost	Accumulated Amortization	Net Value	Economic Life

Goodwill	$37,897	$—	$37,897	$37,897	$—	$37,897	N/A

Intangibles:
Tradename/trademarks	$16,090	$(4,091)	$11,999	$16,090	$(3,820)	$12,270	20 – 30 yrs
Customer relationships	7,400	(2,103)	5,297	7,400	(1,733)	5,667	20 yrs
Technology	1,720	(1,411)	309	1,720	(1,380)	340	10 yrs
License agreements	2,100	(785)	1,315	2,100	(733)	1,367	15 – 30 yrs
Non-compete agreements	1,657	(1,415)	242	1,657	(1,353)	304	4 – 8.5 yrs
Total intangibles	$28,967	$(9,805)	$19,162	$28,967	$(9,019)	$19,948

Goodwill represents the acquired goodwill net of the cumulative impairment losses recorded in fiscal year 2011 of $0.6 million. As of March 2021, the Delta Group segment assets include $18.0 million of goodwill, and the Salt Life segment assets include $19.9 million.

Depending on the type of intangible asset, amortization is recorded under cost of goods sold or selling, general and administrative expenses. Amortization expense for intangible assets was $0.4 million during both the March 2021 and March 2020 quarters. Amortization for the six-months ended March 2021 and March 2020 was $0.8 million and $0.9 million, respectively. Amortization expense is estimated to be approximately $1.6 million for each of fiscal years 2021 and 2022, $1.5 million for fiscal year 2023, and $1.4 million for each of fiscal years 2024 and 2025.

Note P—Subsequent Events

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

Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based on our current expectations and are necessarily dependent upon assumptions, estimates and data that we believe are reasonable and accurate but may be incorrect, incomplete or imprecise. Forward-looking statements are subject to a number of business risks and inherent uncertainties, any of which could cause actual results to differ materially from those set forth in or implied by the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in forward-looking statements include, among others, the following:

●	the general U.S. and international economic conditions;
●	the COVID-19 pandemic impact on our operations, financial condition, liquidity, and capital investments;
●	significant interruptions or disruptions within our manufacturing, distribution or other operations;
●	deterioration in the financial condition of our customers and suppliers and changes in the operations and strategies of our customers and suppliers;
●	the volatility and uncertainty of cotton and other raw material prices and availability;
●	the competitive conditions in the apparel industry;
●	our ability to predict or react to changing consumer preferences or trends;
●	our ability to successfully open and operate new retail stores in a timely and cost-effective manner;
●	the ability to grow, achieve synergies and realize the expected profitability of acquisitions;
●	changes in economic, political or social stability at our offshore locations;
●	our ability to attract and retain key management;
●	the volatility and uncertainty of energy, fuel and related costs;
●	material disruptions in our information systems related to our business operations;
●	compromises of our data security;
●	significant changes in our effective tax rate;
●	significant litigation in either domestic or international jurisdictions;
●	recalls, claims and negative publicity associated with product liability issues;
●	the ability to protect our trademarks and other intellectual property;
●	changes in international trade regulations;
●	our ability to comply with trade regulations;
●	changes in employment laws or regulations or our relationship with employees;
●	negative publicity resulting from violations of manufacturing standards or labor laws or unethical business practices by our suppliers and independent contractors;
●	restrictions on our ability to borrow capital or service our indebtedness;
●	interest rate fluctuations increasing our obligations under our variable rate indebtedness;
●	the ability to raise additional capital;
●	the impairment of acquired intangible assets;
●	foreign currency exchange rate fluctuations;
●	the illiquidity of our shares; and
●	price volatility in our shares and the general volatility of the stock market.

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

Business Outlook

Our strong March 2021 quarter results reflect continued momentum in our business as we execute our bold growth strategies for fiscal 2021 and beyond. Through a combination of strong order demand and outstanding manufacturing and operational execution at all levels, we realized year-over-year sales growth of 12%, with double-digit growth in both the Delta Group and Salt Life Group segments. The sales growth, coupled with margin expansion and controlled spending, generated operating income of $7.6 million, which is more than double the $3.6 million in the prior year, and diluted earnings of $0.62 per share, which is more than triple the $0.19 per share in the prior year.

Our market-leading digital print business, DTG2Go, saw a slower start to the quarter but gained momentum as the quarter progressed, with double-digit unit growth in the March period and a resurgence of orders that have continued into April and May 2021. During the quarter, we continued to attract new customers and expand business with existing customers. In the second quarter, 20% of our orders came from new customers.  Notably, the traditional retail channel more than tripled the units shipped compared to prior year. We believe that our "On-Demand DC" solution can offer a compelling value proposition to brick-and-mortar retailers and brands alike, providing them with immediate access to our nine fulfillment centers strategically located throughout the country, as well as benefiting from having a fulfillment center right in their distribution facility.  The platform provides our on-demand partners’ consumers limitless merchandise selection, personalization options, and seamless fulfillment across a broader supply chain with no excess inventory risk. We continue to see this channel of distribution as a significant future growth opportunity for DTG2Go and believe the level service, speed, and economic benefits offered to the supply chain are unparalleled. Our customers also continue to realize the benefits of the seamless supply chain of Delta Apparel garments within our on-demand model, with DTG2Go’s usage of Delta Catalog blanks reaching a new record high of approximately 50% utilization in the March 2021 quarter compared to 30% utilization in the prior year quarter. This trend is promising as it creates a more efficient operation, reduces garment costs for our customers, and lowers working capital needs in the business.

We recently announced a strategic partnership with Dallas-based Autoscale.ai to integrate its technology that automates the product design, marketplace listings and advertising management for online retail with DTG2Go's market-leading digital production capabilities.  The strategic alliance between DTG2Go and Autoscale.ai brings the two technology-minded businesses together to provide a seamless solution to customers – from design to fulfillment.  Autoscale.ai enables one single design to be instantaneously transformed into hundreds of variations for broader consumer appeal. The patent-pending software then automatically optimizes the product descriptions and lists those products virtually across multiple online marketplaces. Utilizing data-driven analytics and advanced automation built into the software, customers can easily focus designs on consumer preferences and more efficiently utilize advertising to boost sales.  We believe that combining DTG2Go’s on-demand supply chain with Autoscale’s design automation technology will further revolutionize the on-demand apparel retail marketplace.

We continue to see a steep recovery in our Delta Activewear business with double-digit year-over-year sales growth in our March quarter, overcoming the challenges caused by inventory constraints. We achieved year-over-year growth of 40% in our FunTees business with more shipments to brands and retailers alike. The diversification of our customer base is serving us well, and we are encouraged by the new programs we have secured and future opportunities we see in the direct-to-retail channel.  We are also seeing strength in the retail licensing channel as well as our recently launched e-retailer channel. Although we remain inventory constrained in the near term, we are working diligently to serve our customers’ needs and ultimately rebuild our inventory levels for future opportunities.

Demand for the Salt Life brand remained strong during the March quarter, resulting in double-digit growth compared to prior year. Consumers sought out the Salt Life brand through direct-to-consumer channels, which more than doubled in the quarter year-over-year.  Branded retail store sales grew over 175% year-over-year, driven by strong performance at our recently opened branded retail stores in Destin, Estero, and Palm Beach Gardens, Florida, as well as over 25% same-store-sales growth. Salt Life enthusiasts actively engaged with the brand through all our online channels during the quarter, resulting in over 10% more followers on social media.  We also added over 75% more email subscribers during the March 2021 quarter than we added in the March 2020 quarter, which is encouraging considering that approximately one quarter of all web sales in the March quarter were generated from our email marketing channel. These dynamics led to over 40% growth of ecommerce sales year-over-year in the March 2021 quarter. As we prepare for the forthcoming vacation seasons, we see growth opportunities with our Salt Life consumer ecommerce site, opening additional retail doors in select markets, and continuing to partner with our wholesale customers to expand the floor space and enhance the Salt Life experience within their doors.

Results of Operations

Financial results included herein have been presented on a generally accepted accounting principles ("GAAP") basis and, in certain limited instances, we have presented our financial results on a GAAP and non-GAAP (“adjusted”) basis, which is further described in the sections entitled “Non-GAAP Financial Measures.”

Net sales for the March quarter were $108.6 million, a 12% increase compared to sales of $96.7 million in the prior year. For the first six months of 2021, net sales were $203.3 million compared to $192.6 million in the prior year.  Our direct-to-consumer sales channels, comprised of consumer-facing ecommerce sites and our branded retail stores, increased 92% in the current quarter compared to the prior year quarter. Retail and total ecommerce sales represented 9% of total revenues for the second quarters of both years as well as the first six months of both years.

Net sales in the Delta Group segment grew 12% to $94.2 million compared to $84.2 million in the prior year driven by broad-based demand for activewear apparel, particularly in our direct-to-retail and brand-direct sales channels, with over 40% growth from prior year. The softness in DTG2Go in the beginning of the quarter turned positive as the quarter progressed, with double-digit unit growth in the month of March.  Net sales for the first six months of 2021 were $181.8 million, a 5% improvement over the prior year.

The Salt Life Group segment second quarter revenue grew 16% to $14.4 million compared to $12.5 million in the prior year period. The segment’s growth was driven by over 175% increase in branded retail store sales and over 40% growth in consumer facing ecommerce sites.  For the first six months of 2021, net sales were $21.5 million, up over $2.0 million from the prior year net sales of $19.4 million.

Gross margins improved 150 basis points from the prior year second quarter to 22.8% of sales. For the first six months of fiscal year 2021, gross margins grew 120 basis points from the prior year to 22.2%.

The Delta Group segment gross margins expanded 170 basis points from the prior year quarter to 19.5% driven by a favorable product mix, increased selling prices, and manufacturing efficiencies and process improvements.  In the prior year March quarter, the segment incurred approximately $1.9 million of plant curtailment costs from government-mandated closures in El Salvador and Honduras. Margins for the first six months improved by 110 basis points to 19.3% of sales.

The Salt Life Group segment gross margins were 44.7% of sales compared to 44.8% in the prior year from a favorable mix of direct-to-consumer sales partially offset by higher tariff expenses.  For the first six months of fiscal year 2021, gross margins grew by 30 basis points to 46.5% of sales due to a stronger mix of direct-to-consumer sales.

Selling, general, and administrative expenses ("SG&A") were $17.1 million, or 15.7% of sales, compared to $17.9 million, 18.5% of sales, in the prior year. The improved results are from spending and cost controls as well as integration efficiencies in the Delta Group segment, which more than offset the additional costs incurred in the integration of our new Phoenix distribution facility. SG&A expenses for the first six months of 2021 were $33.1 million, or 16.3% of sales, compared to $35.9 million, or 18.7% of sales, in the prior year.

Other income for the 2021 and 2020 quarters includes profits related to our Honduran equity method investment. The first six months of 2021 other expense includes $1.3 million of expenses related to the impact of two hurricanes that disrupted our Honduran manufacturing facilities in the December 2020 quarter in addition to $0.4 million of long-lived asset impairment charges as the result of a strategic decision in the March 2021 quarter to exit branded Soffe retail stores. The prior year included valuation changes in our contingent consideration liabilities.

Operating profit in the second quarter increased to $7.6 million, more than double the $3.6 million of operating profit in the prior year.  For the first six months of fiscal year 2021, operating income increased by 72% to $10.6 million. Operating income, adjusted for $1.3 million of hurricane-related expenses, was $12.0 million for the first half of fiscal 2021, an increase of 48% from the prior year operating income of $8.1 million, adjusted for the $1.9 million of plant curtailment costs.

The Delta Group segment had operating income of $8.2 million, or 8.8% of net sales, compared to $5.1 million, or 6.0% of net sales, in the prior year. The expanded operating profitability was driven by favorable gross margins, continuing cost controls, and $1.9 million of plant curtailment costs in the prior year. Adjusting for $1.3 million of hurricane-related disruption costs, operating income was $15.9 million, or 8.7% of sales, for the first half of fiscal 2021, compared to $14.2 million, or 8.2% of sales, in the prior year adjusted for $1.9 million of plant curtailment costs.

The Salt Life Group segment had operating income of $1.9 million, 13.5% of sales compared to the prior year operating income of $1.5 million, 11.8% of sales. For the first six months, operating income improved by $1.0 million to $1.8 million.  The increases over the prior year are due to the stronger mix of direct-to-consumer sales and continued cost controls.

Net interest expense for the second quarters of fiscal year 2021 and 2020 was $1.8 million in both years. Net interest expense for the first six months of 2021 was $3.5 million compared to $3.6 million in the prior year first six months.

Our effective tax rate on operations for the six-month period ended March 2021 was 27.6%. This compares to an effective tax rate of 20.3% for the same period in the prior year and a 23.6% rate for the full fiscal year 2020. See Note K—Income taxes for more information.

We achieved net earnings for the March 2021 of $4.4 million, or $0.62 per diluted share, compared to $1.3 million, or $0.19 per diluted share, in the prior year. Net income for the first six months was $5.3 million, or $0.75 per diluted share, compared to $2.2 million, or $0.32 per diluted share, in the prior year. Adjusted for the $1.1 million after-tax expense, or $0.15 per diluted share, impact of the hurricane disruptions, net income for the first half of fiscal year 2021 was $6.4 million, or $0.90 per diluted share.  Adjusted for the $1.5 million after-tax expense, or $0.20 per diluted share, impact of the plant curtailments in March 2020, net income for the first half of fiscal year 2020 was $3.7 million or $0.52 per diluted share.

Accounts receivable were $66.1 million at March 2021, compared to $60.1 million as of September 2020. Days sales outstanding ("DSO") as of March 2021 were 53 days compared to 51 days at September 2020.

Net inventory as of March 2021 was $148.5 million, an increase of $3 million from September 2020, but down $48.8 million, or approximately 25%, from a year ago.  The strong sales in the first six months, along with the temporary hurricane disruptions during the December 2020 quarter slowed the normal seasonal build of inventory during the quarter.  We have increased production during the March 2021 quarter and are now producing at record levels.

Total net debt, including capital lease financing and cash on hand, was $135.2 million at March 2021, an increase of $13.0 million from September 2020. Cash on hand and availability under our U.S. revolving credit facility totaled $44.2 million at March 2021, a $2.9 million decrease from September 2020 due primarily to the seasonal working capital build.

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

Liquidity and Capital Resources

Operating Cash Flows

Operating activities provided $0.7 million of cash for the six months ended March 2021 compared to $10.2 million of cash used in the prior year. The improved operating cash flows in the current year are due to operating income expansion coupled with a lower build of inventory resulting from the strong sales demand for our products. This was partially offset by increased payments to suppliers due to higher production in the current period.

Investing Cash Flows

Total capital expenditures for the six months ended March 2021 were $8.4 million and primarily related to investments in digital printing capacity and our new Phoenix, Arizona distribution center.  Cash outflows for capital expenditures were $1.2 million during the first six months of 2021 compared to $3.9 million in the same period in the prior year. As of March 2021, there were $11.9 million of capital expenditures financed under a capital lease arrangement and $0.3 million in unpaid expenditures.  In addition, we received proceeds of $2.3 million during the first six months of fiscal 2021 from finance lease arrangements related to prior year capital expenditure cash outflows. Total capital expenditures during the first six months of fiscal 2020 were $6.7 million and primarily related to investments in our distribution expansion, retail stores, and machinery and equipment.

We anticipate our fiscal 2021 capital expenditures, including those financed under capital leases, to be approximately $20 million and to be focused primarily on our distribution expansion, digital print equipment, manufacturing equipment, information technology, and direct-to-consumer investments, including additional Salt Life retail store openings.

Financing Activities

During the six months ended March 2021, cash used by financing activities was $4.3 million and primarily related to scheduled loan principal payments and DTG2Go contingent earnout payments, partially offset by advances to fund operations, working capital needs, and capital expenditures.

Future Liquidity and Capital Resources

See Note F – Debt to the Condensed Consolidated Financial Statements for discussion of our various financing arrangements, including the terms of our revolving U.S. credit facility.

Prior to the amendments executed on April 27, 2020 and August 28, 2020 (collectively, the "Bridge Amendments"), our U.S. revolving credit facility included a financial covenant that if the availability under our credit facility falls below the amounts specified in our U.S. credit agreement, our fixed charge coverage ratio ("FCCR") for the preceding 12-month period must not be less than 1.1 to 1.0. The Bridge Amendments amend the financial covenant provisions from the amendment dates through July 3, 2021, including effectively lowering the minimum availability thresholds and removing the requirement that our FCCR for the preceding 12-month period must not be less than 1.1 to 1.0. Our availability at March 2021 was above both the minimum availability threshold per the Bridge Amendments as well as the higher thresholds in the U.S. credit agreement that would trigger an FCCR covenant requirement. Had we been subject to the FCCR requirements at March 2021, we would have been in compliance with this covenant.

Our credit facility, as well as cash flows from operations, are intended to fund our day-to-day working capital needs, and along with finance lease arrangements, to fund our planned capital expenditures. However, any material deterioration in our results of operations, such as those that could occur due to the COVID-19 pandemic, may result in the loss of our ability to borrow or issue letters of credit to suppliers under our U.S. revolving credit facility, or may cause the borrowing availability under that facility to be insufficient for our needs. Availability under our credit facility is primarily a function of the levels of our accounts receivable and inventory. A significant deterioration in our accounts receivable or inventory levels could restrict our ability to borrow additional funds or service our indebtedness. Additionally, a significant deterioration in our business results could cause our availability to fall below minimum thresholds, thereby requiring us to maintain the minimum FCCR specified in our credit agreement, which we may not be able to maintain.

Purchases By Delta Apparel Of Its Own Shares

During the March 2021 quarter, we did not purchase any shares of our common stock (see Note N—Repurchase of Common Stock). As of March 2021, there was $7.5 million of repurchase authorization remaining under our Stock Repurchase Program.

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

Changes in Internal Control Over Financial Reporting

There were no changes during the March 2021 quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

DELTA APPAREL, INC. (Registrant)

Date	May 6, 2021	By:	/s/ Deborah H. Merrill
Deborah H. Merrill Chief Financial Officer and President, Delta Group