Form 10-Q
period 2021-07-03
DELTA APPAREL, INC
filed 2021-08-05
CIK 1101396

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2021

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

As of July 28, 2021, there were outstanding 6,974,660 shares of the registrant’s common stock, par value of $0.01 per share, which is the only class of outstanding common or voting stock of the registrant.

PART 1.	FINANCIAL INFORMATION

Item 1.	Financial Statements

Delta Apparel, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Amounts in thousands, except share amounts and per share data)

(Unaudited)

	June 2021	September 2020
Assets
Cash and cash equivalents	$11,389	$16,458
Accounts receivable, less allowances of $173 and $684, respectively	66,520	60,146
Other receivables	449	854
Income tax receivable	-	983
Inventories, net	152,312	145,515
Prepaid expenses and other current assets	4,704	2,812
Total current assets	235,374	226,768

Property, plant and equipment, net of accumulated depreciation of $96,925 and $92,123, respectively	66,397	63,950
Goodwill	37,897	37,897
Intangibles, net	26,750	19,948
Deferred income taxes	3,139	4,052
Operating lease assets	48,241	54,645
Equity method investment	10,333	10,573
Other assets	2,063	2,398
Total assets	$430,194	$420,231

Liabilities and Equity
Liabilities:
Accounts payable	$44,609	$49,800
Accrued expenses	24,207	20,174
Income taxes payable	1,714	379
Current portion of finance leases	7,102	6,956
Current portion of operating leases	8,974	9,039
Current portion of long-term debt	7,520	7,559
Current portion of contingent consideration	1,200	2,120
Total current liabilities	95,326	96,027

Long-term income taxes payable	3,220	3,599
Long-term finance leases, less current maturities	17,319	11,328
Long-term operating leases, less current maturities	41,093	46,570
Long-term debt, less current maturities	111,782	112,782
Long-term contingent consideration	1,900	4,300
Other non-current liabilities	2,883	2,939
Total liabilities	$273,523	$277,545

Shareholder's equity:
Preferred stock - $0.01 par value, 2,000,000 shares authorized, none issued and outstanding	-	-
Common stock - $0.01 par value, 15,000,000 authorized, 9,646,972 shares issued, and 6,974,660 and 6,890,118 shares outstanding as of June 2021 and September 2020, respectively	96	96
Additional paid-in capital	60,284	61,005
Retained earnings	140,006	126,564
Accumulated other comprehensive loss	(893)	(1,322)
Treasury stock - 2,672,312 and 2,756,854 shares as of June 2021 and September 2020, respectively	(42,149)	(43,133)
Equity attributable to Delta Apparel, Inc.	157,344	143,210
Equity attributable to non-controlling interest	(673)	(524)
Total equity	156,671	142,686
Total liabilities and equity	$430,194	$420,231

See accompanying Notes to Condensed Consolidated Financial Statements.

Delta Apparel, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	June 2021	June 2020	June 2021	June 2020

Net sales	$118,666	$71,801	$322,015	$264,351
Cost of goods sold	88,427	68,819	246,677	220,893
Gross profit	30,239	2,982	75,338	43,458

Selling, general and administrative expenses	19,914	15,206	53,005	51,130
Other (income) loss, net	(1,578)	9,364	(218)	7,724
Operating income (loss)	11,903	(21,588)	22,551	(15,396)

Interest expense, net	1,735	1,710	5,225	5,320
Earnings before provision for (benefit from) income taxes	10,168	(23,298)	17,326	(20,716)
Provision for (benefit from) income taxes	2,019	(5,454)	4,032	(4,884)
Consolidated net earnings (loss)	8,149	(17,844)	13,294	(15,832)
Net loss attributable to non-controlling interest	12	63	149	286
Net earnings (loss) attributable to shareholders	$8,161	$(17,781)	$13,443	$(15,546)

Basic earnings (loss) per share	$1.17	$(2.58)	$1.93	$(2.24)
Diluted earnings (loss) per share	$1.14	$(2.58)	$1.90	$(2.24)

Weighted average number of shares outstanding	6,975	6,890	6,956	6,932
Dilutive effect of stock awards	153	-	121	-
Weighted average number of shares assuming dilution	7,128	6,890	7,077	6,932

See accompanying Notes to Condensed Consolidated Financial Statements.

Delta Apparel, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Amounts in thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	June 2021	June 2020	June 2021	June 2020

Net earnings (loss) attributable to shareholders	$8,161	$(17,781)	$13,443	$(15,546)
Other comprehensive income (loss) related to unrealized gain (loss) on derivatives, net of income tax	105	3	429	(461)
Consolidated comprehensive income (loss)	$8,266	$(17,778)	$13,872	$(16,007)

See accompanying Notes to Condensed Consolidated Financial Statements.

Delta Apparel, Inc. and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity

(Amounts in thousands, except share amounts)

(Unaudited)

					Accumulated
			Additional		Other			Non-
	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Controlling
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Interest	Total
Balance as of September 2019	9,646,972	$96	$59,855	$136,937	$(969)	2,725,555	$(41,750)	$(281)	$153,888

Net earnings	-	-	-	923	-	-	-	-	923
Other comprehensive income	-	-	-	-	131	-	-	-	131
Net loss attributable to non-controlling interest	-	-	-	-	-	-	-	(132)	(132)
Vested stock awards	-	-	(1,615)	-	-	(67,406)	631	-	(984)
Stock based compensation	-	-	585	-	-	-	-	-	585
Balance as of December 2019	9,646,972	96	58,825	137,860	(838)	2,658,149	(41,119)	(413)	154,411

Net earnings	-	-	-	1,311	-	-	-	-	1,311
Other comprehensive loss	-	-	-	-	(595)	-	-	-	(595)
Net loss attributable to non-controlling interest	-	-	-	-	-	-	-	(91)	(91)
Vested stock awards	-	-	4	-	-	(1,266)	15	-	19
Purchase of common stock	-	-	-	-	-	99,971	(2,029)	-	(2,029)
Stock based compensation	-	-	611	-	-	-	-	-	611
Balance as of March 2020	9,646,972	96	59,440	139,171	(1,433)	2,756,854	(43,133)	(504)	153,637

Net earnings	-	-	-	(17,781)	-	-	-	-	(17,781)
Other comprehensive income	-	-	-	-	3	-	-	-	3
Net loss attributable to non-controlling interest	-	-	-	-	-	-	-	(63)	(63)
Stock based compensation	-	-	714	-	-	-	-	-	714
Balance as of June 2020	9,646,972	$96	$60,154	$121,390	$(1,430)	2,756,854	$(43,133)	$(567)	$136,510

					Accumulated
			Additional		Other			Non-
	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Controlling
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Interest	Total
Balance as of September 2020	9,646,972	$96	$61,005	$126,564	$(1,322)	2,756,854	$(43,133)	$(524)	$142,686

Net earnings	-	-	-	883	-	-	-	-	883
Other comprehensive income	-	-	-	-	125	-	-	-	125
Net loss attributable to non-controlling interest	-	-	-	-	-	-	-	(40)	(40)
Vested stock awards	-	-	(2,117)	-	-	(84,542)	984	-	(1,133)
Stock based compensation	-	-	676	-	-	-	-	-	676
Balance as of December 2020	9,646,972	96	59,564	127,447	(1,197)	2,672,312	(42,149)	(564)	143,197

Net earnings	-	-	-	4,398	-	-	-	-	4,398
Other comprehensive income	-	-	-	-	199	-	-	-	199
Net loss attributable to non-controlling interest	-	-	-	-	-	-	-	(97)	(97)
Stock based compensation	-	-	278	-	-	-	-	-	278
Balance as of March 2021	9,646,972	96	59,842	131,845	(998)	2,672,312	(42,149)	(661)	147,975

Net earnings	-	-	-	8,161	-	-	-	-	8,161
Other comprehensive income	-	-	-	-	105	-	-	-	105
Net loss attributable to non-controlling interest	-	-	-	-	-	-	-	(12)	(12)
Stock based compensation	-	-	442	-	-	-	-	-	442
Balance as of June 2021	9,646,972	$96	$60,284	$140,006	$(893)	2,672,312	$(42,149)	$(673)	$156,671

See accompanying Notes to Condensed Consolidated Financial Statements.

Delta Apparel, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	Nine Months Ended
	June 2021	June 2020
Operating activities:
Consolidated net earnings (loss)	$13,294	$(15,832)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	10,212	9,566
Amortization of deferred financing fees	244	233
Provision for inventory market reserves	1,447	4,897
Provision for (benefit from) deferred income taxes	912	(5,629)
Non-cash stock compensation	1,396	1,911
Gain on disposal of equipment	(2)	(29)
Contingent consideration valuation adjustment	(1,210)	187
Other, net	(462)	(505)
Changes in operating assets and liabilities:
Accounts receivable, net	(5,969)	9,020
Inventories, net	(8,244)	16,195
Prepaid expenses and other current assets	(2,136)	31
Other non-current assets	1,264	(198)
Accounts payable	(5,191)	2,957
Accrued expenses	3,592	(1,899)
Net operating lease liabilities	543	952
Income taxes	1,939	(328)
Other liabilities	(626)	462
Net cash provided by operating activities	11,003	21,991
Investing activities:
Purchases of property and equipment	(1,676)	(4,443)
Proceeds from equipment purchased under finance leases	2,312	-
Proceeds from sale of equipment	422	-
Cash paid for intangible asset	(6,655)	-
Cash paid for business	(2,527)	(2,243)
Net cash used in investing activities	(8,124)	(6,686)
Financing activities:
Proceeds from long-term debt	346,841	312,251
Repayment of long-term debt	(346,131)	(304,352)
Repayment of finance lease obligations	(5,415)	(2,714)
Payment of contingent consideration	(2,110)	(2,500)
Payment of deferred financing costs	-	(1,079)
Repurchase of common stock	-	(2,029)
Payment of withholding taxes on stock awards	(1,133)	(967)
Net cash used in financing activities	(7,948)	(1,390)
Net (decrease) increase in cash and cash equivalents	(5,069)	13,915
Cash and cash equivalents at beginning of period	16,458	605
Cash and cash equivalents at end of period	$11,389	$14,520

Supplemental cash flow information
Finance lease assets exchanged for finance lease liabilities	$12,290	$9,069
Operating lease assets exchanged for operating lease liabilities	$1,032	$6,158

See accompanying Notes to Condensed Consolidated Financial Statements.

Delta Apparel, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note A— Description of Business and Basis of Presentation

Delta Apparel, Inc. (collectively with DTG2Go, LLC, Salt Life, LLC, M.J. Soffe, LLC, and other subsidiaries, "Delta Apparel," "we," "us," "our," or the "Company") is a vertically-integrated, international apparel company. With approximately 8,200 employees worldwide, we design, manufacture, source, and market a diverse portfolio of core activewear and lifestyle apparel products under our primary brands of Salt Life®, COAST®, Soffe®, and Delta. We are a market leader in the on-demand, digital print and fulfillment industry, bringing DTG2Go's proprietary technology and innovation to the supply chain of our customers. We specialize in selling casual and athletic products through a variety of distribution channels and tiers, including outdoor and sporting goods retailers, independent and specialty stores, better department stores and mid-tier retailers, mass merchants and e-retailers, the U.S. military, and through our business-to-business digital platform. Our products are also made available direct-to-consumer on our ecommerce sites and in our branded retail stores. Our diversified distribution model allows us to capitalize on our strengths to provide our activewear and lifestyle apparel products to a broad and evolving customer base whose shopping preferences may span multiple retail channels.

We design and internally manufacture the majority of our products. More than 90% of the apparel garments that we sell are sewn by our employees in either owned or leased facilities. This allows us to offer a high degree of consistency and quality, leverage scale efficiencies, and react quickly to changes in trends within the marketplace. We have manufacturing operations located in the United States, El Salvador, Honduras, and Mexico, and we use domestic and foreign contractors as additional sources of production. Our distribution facilities are strategically located throughout the United States to better serve our customers with same-day shipping on our catalog products and weekly replenishments to retailers.  We were incorporated in Georgia in 1999, and our headquarters is located in Greenville, South Carolina. Our common stock trades on the NYSE American under the symbol “DLA."

We operate on a 52-53 week fiscal year ending on the Saturday closest to September 30.  Our 2021 fiscal year is a 52-week year and will end on October 2, 2021 ("fiscal 2021"). Accordingly, this Form 10-Q presents our third quarter of fiscal 2021. Our 2020 fiscal year was a 53-week year and ended on October 3, 2020 ("fiscal 2020").

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

We prepared the accompanying interim Condensed Consolidated Financial Statements in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles ("U.S. GAAP") for complete financial statements. We believe these Condensed Consolidated Financial Statements include all normal recurring adjustments considered necessary for a fair presentation. Operating results for the three-month and nine-month periods ended June 2021 are not necessarily indicative of the results that may be expected for our fiscal 2021. Although our various product lines are sold on a year-round basis, the demand for specific products or styles reflects some seasonality, with sales in our June quarter generally being the highest and sales in our December quarter generally being the lowest. These Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and footnotes included in our Annual Report on Form 10-K for our fiscal 2020, filed with the United States Securities and Exchange Commission (“SEC”).

Our Condensed Consolidated Financial Statements include the accounts of Delta Apparel and its wholly-owned and majority-owned domestic and foreign subsidiaries. We apply the equity method of accounting for our investment in 31% of the outstanding capital stock of a Honduran company. During the nine-months ended June 2021 and June 2020, we received dividends from the investment of $0.9 million and $0.6 million, respectively. Our Ceiba Textiles manufacturing facility is leased under an operating lease arrangement, with this Honduran company. During the nine-months ended June 2021, we paid approximately $1.8 million under this arrangement, which included repayment of rent deferrals related to the June 2020 quarter. Payments of approximately $0.9 million were made during the nine-months ended June 2020.

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

Standards Not Yet Adopted

In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which simplifies the accounting for income taxes, eliminates certain exceptions within Accounting Standards Codification ("ASC") 740, Income Taxes, and clarifies certain aspects of the current guidance to promote consistency among reporting entities. ASU 2019-12 is effective as of the beginning of our fiscal year 2022. Most amendments within the standard are required to be applied on a prospective basis, while certain amendments must be applied on a retrospective or modified retrospective basis. We believe the impacts of adopting the provisions of ASU 2019-12 will not be material to our financial condition, results of operations, cash flows, and disclosures.

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

	Three Months Ended
	June 2021		June 2020
Retail	$3,543	3%	$1,179	2%
Direct-to-consumer ecommerce	2,105	2%	3,153	4%
Wholesale	113,018	95%	67,469	94%
Net sales	$118,666	100%	$71,801	100%

	Nine Months Ended
	June 2021		June 2020
Retail	$8,429	3%	$3,374	1%
Direct-to-consumer ecommerce	5,393	2%	5,920	2%
Wholesale	308,193	95%	255,057	97%
Net sales	$322,015	100%	$264,351	100%

The table below provides net sales by reportable segment (in thousands) and the percentage of net sales by distribution channel for each reportable segment:

	Three Months Ended June 2021
	Net Sales	Retail	Direct-to-consumer ecommerce	Wholesale
Delta Group	$102,562	0.2%	0.3%	99.5%
Salt Life Group	16,104	20.6%	11.0%	68.4%
Total	$118,666

	Three Months Ended June 2020
	Net Sales	Retail	Direct-to-consumer ecommerce	Wholesale
Delta Group	$65,543	0.2%	1.0%	98.8%
Salt Life Group	6,258	17.0%	40.3%	42.7%
Total	$71,801

	Nine Months Ended June 2021
	Net Sales	Retail	Direct-to-consumer ecommerce	Wholesale
Delta Group	$284,404	0.3%	0.2%	99.5%
Salt Life Group	37,611	20.6%	12.1%	67.3%
Total	$322,015

	Nine Months Ended June 2020
	Net Sales	Retail	Direct-to-consumer ecommerce	Wholesale
Delta Group	$238,685	0.3%	0.4%	99.3%
Salt Life Group	25,666	10.9%	18.9%	70.2%
Total	$264,351

Note E—Inventories

Inventories, net of reserves of $16.4 million and $15.0 million as of  June 2021 and September 2020, respectively, consisted of the following (in thousands):

	June 2021	September 2020
Raw materials	$15,624	$13,571
Work in process	19,931	13,984
Finished goods	116,757	117,960
	$152,312	$145,515

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

As of June 2021, we had $108.2 million outstanding under our U.S. revolving credit facility at an average interest rate of 3.4%. Our cash on hand combined with the availability under the U.S. credit facility totaled $43.4 million. At  June 2021 and September 2020 there was $15.5 million and $8.8 million, respectively, of retained earnings free of restrictions to make cash dividends or stock repurchases.

Promissory Note

On October 8, 2018, we acquired substantially all of the assets of Silk Screen Ink, Ltd. d/b/a SSI Digital Print Services. In conjunction with the acquisition, we issued a promissory note in the principal amount of $7.0 million. The promissory note bears interest at 6% with quarterly installments which began January 2, 2019, with the final installment due October 1, 2021. As of  June 2021, there was $1.2 million outstanding on the promissory note.

Honduran Debt

Since March 2011, we have entered into term loans and a revolving credit facility with Banco Ficohsa, a Honduran bank, to finance both the operations and capital expansion of our Honduran facilities. In December 2020, we entered into a new term loan and revolving credit facility with Banco Ficohsa, both with five-year terms, and simultaneously settled the prior term loans and revolving credit facility with outstanding balances at the time of settlement of $1.1 million and $9.5 million, respectively. Each of these new loans is secured by a first-priority lien on the assets of our Honduran operations and is not guaranteed by our U.S. entities. These loans are denominated in U.S. dollars, and the carrying value of the debt approximates its fair value. As the revolving credit facility permits us to re-borrow funds up to the amount repaid, subject to certain objective covenants, and we intend to re-borrow funds, subject to those covenants, the amounts have been classified as long-term debt. Additional information about these loans and the outstanding balances as of  June 2021 is as follows (in thousands):

June 2021
Revolving credit facility established December 2020, interest at 7.25%, due August 2025	$667
Term loan established December 2020, interest at 7.5%, quarterly installments beginning September 2021 through December 2025	9,128

Note G—Selling, General and Administrative Expense

We include in selling, general and administrative ("SG&A") expenses the costs incurred subsequent to the receipt of finished goods at our distribution facilities, such as the cost of stocking, warehousing, picking, packing, and shipping goods for delivery to our customers. Distribution costs included in SG&A expenses totaled $5.2 million and $3.5 million for the  June 2021 and 2020 quarters, respectively. Distribution costs included in SG&A expenses totaled $15.6 million and $13.2 million for the nine-months ended June 2021 and 2020, respectively. In addition, SG&A expenses include costs related to sales associates, administrative personnel, advertising and marketing expenses and other general and administrative expenses.

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

Compensation expense is recorded within SG&A in our Condensed Consolidated Statements of Operations over the vesting periods. During the June 2021 and 2020 quarters, we recognized $0.5 million and $0.7 million in stock-based compensation expense, respectively. Associated with the compensation cost are income tax benefits recognized of $0.1 million and $0.2 million for each of the three-month periods ended June 2021 and June 2020, respectively. During the nine-months ended June 2021 and June 2020, we recognized $2.0 million and $2.1 million, respectively, in stock-based compensation expense. Associated with the compensation cost are income tax benefits recognized of $0.5 million and $0.7 million for the nine-months periods ended June 2021 and June 2020, respectively.

During the December 2020 quarter, performance stock units and restricted stock units representing 42,000 and 74,000 shares of our common stock, respectively, vested with the filing of our Annual Report on Form 10-K for fiscal 2020, and were issued in accordance with their respective agreements. All vested awards were paid in common stock.

As of June 2021, there was $2.1 million of total unrecognized compensation cost related to unvested awards granted under the 2020 Stock Plan. This cost is expected to be recognized over a period of 1.4 years.

Note I—Purchase Contracts

We have entered into agreements, and have fixed prices, to purchase yarn, finished fabric, and finished apparel and headwear products. At June 2021, minimum payments under these contracts were as follows (in thousands):

Yarn	$31,040
Finished fabric	2,620
Finished products	18,238
$51,898

Note J—Business Segments

Our operations are managed and reported in two segments, Delta Group and Salt Life Group, which reflect the manner in which the business is managed and results are reviewed by the Chief Executive Officer, who is our chief operating decision maker.

The Delta Group is comprised of our business units primarily focused on core activewear styles, and includes our DTG2Go and Delta Activewear business units. We are a market leader in the on-demand, digital print and fulfillment industry, bringing DTG2Go's proprietary technology and innovation to the supply chain of our customers. Delta Activewear is a preferred supplier of activewear apparel to regional and global brands, direct to retail and through wholesale markets. We offer a broad range of apparel and accessories through our Delta Direct business under the Delta and Soffe brands, as well as other brands that we distribute utilizing our digital platform and network of fulfillment centers. In addition, our Global Brands & Retail Direct business serves our customers as their supply chain partner, from product development to shipment of their branded products, with the majority of products being sold with value-added services including embellishment, hangtags, and ticketing, so that they are ready for retail sale to end consumers.

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

	Three Months Ended		Nine Months Ended
	June 2021	June 2020	June 2021	June 2020
Segment net sales:
Delta Group	$102,562	$65,543	$284,404	$238,685
Salt Life Group	16,104	6,258	37,611	25,666
Total net sales	$118,666	$71,801	$322,015	$264,351

Segment operating earnings (loss):
Delta Group (1)	$13,869	$(17,468)	$28,394	$(5,133)
Salt Life Group	2,916	(628)	4,726	175
Total segment operating earnings (loss)	$16,785	$(18,096)	$33,120	$(4,958)

(1) In fiscal 2021, the Delta Group operating earnings included $1.3 million of expense, reported within "Other loss (income), net", related to two catastrophic hurricanes that disrupted operations during the December 2020 quarter. For the three-months and nine-months ended June 2020, the Delta Group operating income (loss) included $23.1 million and $25.0 million, respectively, of expenses related to the COVID-19 pandemic. For the June 2020 quarter, these costs primarily related to the curtailment of manufacturing operations ($9.8 million), incremental costs to right size production to new forecasted demand ($2.6 million), increased accounts receivable and inventory reserves related to the heightened risks in the market as the U.S. continues its recovery ($6.6 million), and other expenses ($4.1 million). These costs are included within net sales ($0.5 million), cost of goods sold ($12.1 million), SG&A expenses ($2.4 million), and other loss (income), net ($8.1 million). The first nine months of fiscal 2020 includes an additional $1.9 million of costs related to the curtailment of manufacturing operations in cost of goods sold.

The following table reconciles the segment operating earnings to the consolidated earnings before provision for income taxes (in thousands):

	Three Months Ended		Nine Months Ended
	June 2021	June 2020	June 2021	June 2020
Segment operating earnings (loss)	$16,785	$(18,096)	$33,120	$(4,958)
Unallocated corporate expenses	4,882	3,492	10,569	10,438
Unallocated interest expense	1,735	1,710	5,225	5,320
Consolidated earnings (loss) before provision for (benefit from) income taxes	$10,168	$(23,298)	$17,326	$(20,716)

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

Our effective income tax rate on operations for the nine-months ended June 2021 was 23.1% compared to a rate of 23.9% in the same period of the prior year, and an effective rate of 23.6% for fiscal 2020. We generally benefit from having income in foreign jurisdictions that are either exempt from income taxes or have tax rates that are lower than those in the United States. As such, changes in the mix of U.S. taxable income compared to profits in tax-free or lower-tax jurisdictions can have a significant impact on our overall effective tax rate.

Note L—Derivatives and Fair Value Measurements

From time to time, we may use interest rate swaps or other instruments to manage our interest rate exposure and reduce the impact of future interest rate changes. These financial instruments are not used for trading or speculative purposes. We have designated our interest rate swap contracts as cash flow hedges of our future interest payments. As a result, the gains and losses on the swap contracts are reported as a component of other comprehensive income and are reclassified into interest expense as the related interest payments are made. As of  June 2021, all of our other comprehensive income was attributable to shareholders; none related to the non-controlling interest.  Outstanding instruments as of  June 2021 are as follows:

		Notional
	Effective Date	Amount	Fixed LIBOR Rate	Maturity Date
Interest Rate Swap	July 25, 2018	$20.0 million	3.18%	July 25, 2023

The following table summarizes the fair value and presentation in the Condensed Consolidated Balance Sheets for derivatives related to our interest swap agreements as of  June 2021 and September 2020 (in thousands):

	June 2021	September 2020
Deferred tax assets	$298	$442
Accrued expenses	—	(108)
Other non-current liabilities	(1,191)	(1,656)
Accumulated other comprehensive loss	$(893)	$(1,322)

From time to time, we may purchase cotton option contracts to economically hedge the risk related to market fluctuations in the cost of cotton used in our operations. We do not receive hedge accounting treatment for these derivatives. As such, the realized and unrealized gains and losses associated with them are recorded within cost of goods sold on the Condensed Consolidated Statement of Operations. No such cotton contracts were outstanding at  June 2021 and September 2020.

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

The following financial liabilities are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements Using
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Period Ended	Total	(Level 1)	(Level 2)	(Level 3)
Interest Rate Swaps
June 2021	$(1,191)	—	$(1,191)	—
September 2020	$(1,764)	—	$(1,764)	—

Contingent Consideration
June 2021	$(3,100)	—	—	$(3,100)
September 2020	$(6,420)	—	—	$(6,420)

The fair value of the interest rate swap agreements was derived from a discounted cash flow analysis based on the terms of the contract and the forward interest rate curves adjusted for our credit risk, which fall in Level 2 of the fair value hierarchy. At  June 2021 and September 2020, book value for fixed rate debt approximates fair value based on quoted market prices for the same or similar issues or on the current rates offered to us for debt of the same remaining maturities (a Level 2 fair value measurement).

The DTG2Go acquisition purchase price consisted of additional payments contingent on the combined business’s achievement of certain performance targets related to sales and earnings before interest, taxes, depreciation and amortization ("EBITDA") for the period from April 1, 2018, through September 29, 2018, as well as for our fiscal years 2019, 2020, 2021 and 2022. The valuation of the fair value of the contingent consideration is based upon inputs into the Monte Carlo model, including projected results, which then are discounted to present value to derive the fair value. The fair value of the contingent consideration is sensitive to changes in our projected results and discount rates.  As of June 2021, we estimate the fair value of contingent consideration to be $3.1 million, a $3.3 million decrease from September 2020 due to the $2.1 million payment made during the December 2020 quarter for the fiscal 2020 contingent consideration period and a $1.2 million change in estimated future earnout payments.

Note M—Legal Proceedings

At times we are party to various legal claims, actions and complaints. We believe that, as a result of legal defenses, insurance arrangements, and indemnification provisions with parties believed to be financially capable, such actions should not have a material adverse effect on our operations, financial condition, or liquidity.

Note N—Repurchase of Common Stock

As of September 28, 2019, our Board of Directors authorized management to use up to $60.0 million to repurchase stock in open market transactions under our Stock Repurchase Program.  No shares of our common stock were repurchased in the  June 2021 quarter. Through June 2021, we have purchased 3,598,933 shares of our common stock for an aggregate of $52.5 million under our Stock Repurchase Program since its inception. All purchases were made at the discretion of management and pursuant to the safe harbor provisions of SEC Rule 10b-18. As of June 2021, $7.5 million remained available for future purchases under our Stock Repurchase Program, which does not have an expiration date.

Note O—Goodwill and Intangible Assets

Components of intangible assets consist of the following (in thousands):

	June 2021			September 2020
	Cost	Accumulated Amortization	Net Value	Cost	Accumulated Amortization	Net Value	Economic Life

Goodwill	$37,897	$—	$37,897	$37,897	$—	$37,897	N/A

Intangibles:
Tradename/trademarks	$16,000	$(4,184)	$11,816	$16,090	$(3,820)	$12,270	20 – 30 yrs
Customer relationships	7,400	(2,288)	5,112	7,400	(1,733)	5,667	20 yrs
Technology	9,815	(1,494)	8321	1,720	(1,380)	340	10 yrs
License agreements	2,100	(811)	1,289	2,100	(733)	1,367	15 – 30 yrs
Non-compete agreements	1,657	(1,445)	212	1,657	(1,353)	304	4 – 8.5 yrs
Total intangibles	$36,972	$(10,222)	$26,750	$28,967	$(9,019)	$19,948

Goodwill represents the acquired goodwill net of the $0.6 million impairment losses recorded in fiscal year 2011. As of June 2021, the Delta Group segment assets include $18.0 million of goodwill, and the Salt Life segment assets include $19.9 million.

Depending on the type of intangible asset, amortization is recorded under cost of goods sold or selling, general and administrative expenses. Amortization expense for intangible assets for the three-months ended June 2021 and June 2020 was $0.5 million and $0.4 million, respectively. Amortization for the nine-months ended June 2021 and June 2020 was $1.2 million and $1.3 million, respectively. Amortization expense is estimated to be approximately $1.8 million for fiscal  2021, $2.0 million for fiscal 2022, $2.3 million for fiscal 2023, and $2.2 million for each of fiscal 2024 and 2025.

On June 1, 2021, DTG2Go, LLC acquired specified net assets of Fan Print Inc., which primarily included its Autoscale.ai technology as well as immaterial net working capital. The costs to acquire the net assets were $8.0 million, of which $6.6 million was paid at closing through our existing U.S. credit facility and $1.4 million will be paid in three installments in our second, third, and fourth quarters of fiscal 2022. The acquisition qualified as an asset acquisition in accordance with ASU 2017-01, Clarifying the Definition of a Business, as substantially all of the fair value of the net assets acquired or $8.1 million were assigned to the technology intangible asset with an estimated economic life of 10 years. The acquisition cost also consists of additional payments contingent on the adjusted operating profits resulting from the Autoscale.ai technology for the period from June 1, 2021 through October 2, 2021, as well as for our fiscal years 2022 through 2026. These contingent earnout liabilities are recognized when the contingency is probable and reasonably estimable, which generally results in recognition, if earned, during the fourth quarter of each fiscal year and which would increase the value of the technology intangible asset.

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

Business Outlook

Our record-breaking June 2021 quarter results reflect the culmination of our multi-year strategic initiatives coming to realization. Our sales are back to pre-pandemic levels, with customer order demand exceeding historic levels. Profitability on current year sales is greatly expanded, driven by our margin-moving sales strategies, manufacturing efficiencies, and continued spending controls. This culminated in diluted earnings per share of $1.14 for the June quarter, a record for Delta Apparel, while also generating close to $10 million of operating cash flows.

We are entering fiscal 2022 a streamlined organization, with the Delta Group segment operating as a fully-integrated Activewear business, powered by DTG2Go digital fulfillment solutions. Our Activewear business is organized around our key customer channels and how they source their diverse apparel needs.  Customers seeking our portfolio of Delta, Delta Platinum, Soffe, and sourced apparel products can purchase them directly from our Delta Direct business, formerly referred to as Delta Catalog.  Delta Direct services key channels, such as the screen print, promotional, and eRetailer channels as well as the key retail licensing channel, whose customers sell through to many mid-tier and mass market retailers and which drove strong sales in the June quarter.  Although we remain inventory constrained in the near term in this at-once business, we are working diligently to serve our customers’ needs and ultimately rebuild our inventory levels for future opportunities. In our Global Brands & Retail Direct business, we are a supply chain partner to global brands, from product development of custom garments to shipment of their branded products, with the majority of products being sold with value-added services.  We also serve global retailers by providing our portfolio of Delta, Delta Platinum, and Soffe products directly to their retail stores and through their ecommerce channels. The strength of our Global Brands & Retail Direct business is demonstrated by the growth in sales compared to the same June quarter in pre-pandemic fiscal 2019.  This organizational structure, which includes the integration of our Soffe business into Activewear, has led to a more customer-centric sales and support team; a more proactive manufacturing, inventory planning, and distribution network; and a streamlined back-office support function. We continue to anticipate annual benefits from this integration initiative in the range of $0.12 to $0.15 per diluted share beginning in fiscal 2022.

Our digital print business, DTG2Go, remains a competitive force in the digital print and fulfillment market which is poised to expand rapidly in coming years.  We believe we are differentiated in this market, considering our vertically-integrated supply chain, broad geographic network for fulfillment and distribution, proprietary technology, and broad and diverse customer relationships. We continue to see the transition of additional retailers and brands, many of whom are current Delta Group customers, to an on-demand digital fulfillment model as a positive tipping point for DTG2Go. In fact, DTG2Go saw growth in the June quarter of over 70% in the traditional retail channel compared to prior year.  DTG2Go started the quarter strong with new customers coming onboard to the platform and increased production from existing customers. We experienced temporary disruptions as the result of labor shortages to meet the surge in orders received, resulting in a 4% decrease in units produced compared to the June quarter of fiscal 2019. Following the implementation of additional incentive pay programs during the quarter, we anticipate a better balance of production labor to service the demand we see in the market. As a testament to the strategic benefits of being a vertically-integrated apparel supplier, customers chose Delta blanks for 56% of the garments digitally printed during the June fiscal 2021 quarter, which is significantly above the 30% Delta blank fulfillment in the prior year third quarter and ahead of the 50% Delta blank usage in the March quarter. This trend is promising as it creates a more efficient operation, reduces garment costs for our customers, and lowers working capital needs in the business.

We invest in digital print equipment to build production capacity, but we also make investments and improvements in our proprietary technology that will provide our customers with an even better experience as well as provide us improved inventory planning. During the June quarter, we integrated our recently acquired Autoscale technology into our DTG2Go business. Autoscale provides automated solutions for design creation, art & licensing management, and marketing spend enabling seamless connection with various online marketplaces. Integrating Autoscale’s innovative technology into our portfolio is part of our strategy to drive enterprise value over the long term by providing an automated, scalable, seamless solution for on-demand, decorated apparel – from design to fulfillment.  We believe Autoscale’s technology and innovation pipeline will expand the on-demand opportunities for our existing customers and bring new customers to the DTG2Go platform.

Salt Life enthusiasts are actively engaging this summer with the authentic, aspirational lifestyle brand. Showing its true omni-channel strength, sales grew over 35% compared to the pre-pandemic June 2019 quarter with at least double-digit growth for each of our wholesale, retail, and ecommerce channels. Direct-to-consumer sales now make up approximately one-third of total sales in the June 2020 quarter, making progress to our long-term goal of two-thirds direct-to-consumer contributions. Sales at our retail doors grew over 250% compared to the June 2019 quarter, particularly in key vacation destinations.  We plan to open additional stores in the September 2021 quarter in Myrtle Beach, South Carolina, as well as our first store in Texas in Galveston. We are accelerating our investments in this key sales channel and look to further expand the Salt Life brand reach with at least five additional retail locations in 2022. Salt Life enthusiasts also actively engaged with the brand through all our online channels. In particular, viewership of Salt Life content on YouTube increased approximately 30% for the June 2021 quarter, with minutes watched increasing more at 40% from the prior quarter.  Following the launch of our “The Daily Salt” online publication in March 2021, we have increased the frequency of content publications as well as launched a weekly podcast, “Above and Below”, in July 2021. Since June 2019, we have added approximately 30% more email subscribers, which is encouraging considering that approximately one quarter of all web sales in the June 2021 quarter were generated from our email marketing channel, driving 40% growth of ecommerce sales year-over-year in the June 2021 quarter.

Results of Operations

Financial results included herein have been presented on a generally accepted accounting principles ("GAAP") basis and, in certain limited instances, we have presented our financial results on a GAAP and non-GAAP (“adjusted”) basis, which is further described in the sections entitled “Non-GAAP Financial Measures.”

Net sales were $118.7 million, an increase of 65.3% compared to the prior year third quarter when our operations were significantly impacted by the COVID-19 pandemic, and were relatively flat with the pre-pandemic June 2019 quarter.  The third quarter sales performance represents a 9.2% increase to the second quarter 2021 sales. For the first nine months of 2021, net sales were $322.0 million compared to $264.4 million in the prior year.  Our direct-to-consumer sales channels, comprised of consumer-facing ecommerce sites and our branded retail stores, increased 30% in the current quarter compared to the prior year quarter. Retail and total ecommerce sales represented 5% of total revenues for the third quarter compared to 6% in the prior year and 4% for the first nine months of both years.

Net sales in the Delta Group segment grew 57% to $102.6 million compared to $65.5 million in the prior year, which was unfavorably impacted by the COVID-19 pandemic.  Compared to June 2019, net sales were down 5% primarily from inventory constraints resulting from COVID-19 restrictions on manufacturing in the prior year. Net sales for the first nine months of 2021 were $284.4 million, a 19% improvement over the prior year.

Salt Life segment net sales grew over 150% from the prior year to $16.1 million. Compared to the June 2019 quarter, net sales increased 36%, with at least double-digit growth across all sales channels, including 250% growth in retail sales. For the first nine months of 2021, net sales were $37.6 million, up 47% from the prior year net sales of $25.7 million.

Gross margin improved to 25.5% versus 4.2% in the prior year and 20.8% in the June 2019 quarter  driven by the benefit of selling price increases combined with lower product costs still flowing through cost of sales. For the first nine months of fiscal year 2021, gross margins grew 700 basis points from the prior year to 23.4%.

The Delta Group segment gross margins were 21.7% for the June quarter, an improvement to the prior year margins of 0.7% and June 2019 margins of 17.9%. When adjusted for $12.6 million of COVID-19 related expenses in the prior year, gross margins would have been 19.7%. Gross margins improved from the benefit of selling price increases combined with benefit of lower product costs still flowing through cost of sales. Margins for the first nine months improved by 700 basis points to 20.2% of sales.

The Salt Life Group segment gross margins were 49.7%  compared to 40.8% in the prior year and 47.3% in June 2019 from a favorable mix of direct-to-consumer sales, especially from the Salt Life branded retail store sales.  For the first nine months of fiscal year 2021, gross margins grew 300 basis points to 47.9% also from the stronger mix of direct-to-consumer sales.

Selling, general, and administrative expenses ("SG&A") were $19.9 million, or 16.8% of sales, compared to $15.2 million, 21.2% of sales, in the prior year third quarter and $17.9 million, or 15.0% of sales, in the third quarter of fiscal 2019.  The increase in SG&A compared to the third quarter of fiscal 2019 was driven by higher incentive compensation expenses, consistent with increases in profitability. SG&A expenses for the first nine months of 2021 were $53.0 million, or 16.5% of sales, compared to $51.1 million, or 19.3% of sales, in the prior year.

Other income for the 2021 and 2020 June quarters includes profits related to our Honduran equity method investment. The June 2021 quarter also includes a $1.2 million favorable valuation change in our contingent consideration liability. The first nine months of 2021  includes $1.3 million of expenses related to the impact of two hurricanes that disrupted our Honduran manufacturing facilities in the December 2020 quarter and $0.4 million of long-lived asset impairment charges as the result of a strategic decision in the March 2021 quarter to exit branded Soffe retail stores. The prior year first nine months included $8.1 million of COVID-19 related adjustments.

Operating profit in the third quarter increased to $11.9 million, compared to the prior year third quarter loss of $21.6 million, which included $23.1 million of COVID-19 related adjustments. Operating income for the June 2021 quarter increased over 40% compared to operating income of $8.3 million for the same quarter in fiscal 2019. For the first nine months of fiscal year 2021, operating income increased $37.9 million compared to the same period of fiscal 2020 and increased $11.5 million compared to the same period of fiscal 2019.  The first nine months of fiscal year 2020 includes $25 million of COVID-19 related expenses.  The first nine months of fiscal year 2019 includes $1.2 million, of net expenses from litigation settlements.  After adjusting for these items, the improvement in our results is principally from the stronger gross margins.

The Delta Group segment had operating income of $13.9 million, or 13.5% of net sales, compared to a loss of $17.5 million, or 26.7% of net sales, in the prior year and to $9.2 million, or 8.6% of net sales, in fiscal 2019. The expanded operating profitability was driven by favorable gross margins, continuing cost controls, as well as $1.2 million of income from the reduction of the contingent earnout liability in fiscal 2021 and $23.1 million of COVID-19 related expenses in fiscal 2020. Operating income for the first nine months of fiscal 2021 for the Delta Group segment was $28.4 million, or 10.0% of net sales, compared to a loss of $5.1 million, or 2.2% of net sales, in fiscal 2020 and $15.4 million, or 5.3% of net sales, in fiscal 2019.  The first nine months of fiscal year 2021 includes $1.3 million of hurricane-related expenses as well as $1.2 million of income for the reduction in the contingent earnout liability.  The first nine months of fiscal year 2020 includes $25 million of COVID-19 related expenses.  The first nine months of fiscal year 2019 includes $2.5 million of expenses from litigation settlements.

The Salt Life Group segment had operating income of $2.9 million, or 18.1% of net sales, compared to a loss of $0.6 million, or 10.0% of sales, in the prior year, and $2.6 million or 21.9% of sales, in fiscal 2019. Third quarter fiscal 2019 was favorably impacted by $1.1 million reduction of contingent earnout liability from the Salt Life acquisition.  Excluding this adjustment, adjusted operating income for June 2019 quarter was $1.3 million or 10.9% of net sales.  The expanded operating profit was driven from a stronger direct-to-consumer sales mix. Operating income for the first nine months of fiscal 2021 for the Salt Life Group segment was $4.7 million, or 12.6% of net sales, compared to $0.2 million, or 0.7% of net sales, in fiscal 2020 and $5.6 million, or 17.3% of net sales, in fiscal 2019.  The first nine months of fiscal year 2019 includes $1.3 million of income from favorable litigation settlements as well as $1.1 million of income from a reduction in the contingent earnout liability from the Salt Life acquisition. Excluding these adjustments, adjusted operating income for the first nine months of fiscal 2019 was $3.2 million or 9.8% of net sales.

Net interest expense was $1.7 million for both the third quarters of fiscal 2021 and 2020. Net interest expense for the first nine months of 2021 was $5.2 million compared to $5.3 million in the prior year first nine months.

Our effective tax rate on operations for the nine-month period ended June 2021 was 23.1%. This compares to an effective tax rate of 23.9% for the same period in the prior year and 23.6% for the full fiscal year 2020. See Note K—Income taxes for more information.

We achieved net earnings for the June 2021 quarter of $8.2 million, or $1.14 per diluted share, compared to a net loss of $17.8 million, or $2.58 per share, in the prior year period, which included $17.7 million, or $2.57 per diluted share, of after-tax COVID-19 related expenses.  Net earnings per diluted share for the June 2021 quarter increased over 60% compared to $0.70 for the same quarter in fiscal 2019.  The third quarter fiscal 2021 results included $0.9 million, or $0.13 per diluted share, of after-tax income related to the reduction of fair value of the contingent earnout liability from the DTG2Go acquisition. The third quarter fiscal 2019 results included an after-tax gain of $0.7 million, or $0.10 per diluted share, related to the settlement of a commercial litigation matter.

Accounts receivable were $67.0 million at June 2021, compared to $60.1 million as of September 2020. Days sales outstanding ("DSO") as of June 2021 were 50 days compared to 51 days at September 2020.

Net inventory as of June 2021 was $152.3 million, an increase of $6.8 million from September 2020, but down $5.7 million from a year ago.  The strong sales in the first nine months, along with the temporary hurricane disruptions during the December 2020 quarter slowed the planned inventory build during fiscal 2021.  We have increased production during the first nine months of fiscal 2021 and are now producing at record levels.

Total net debt, including capital lease financing and cash on hand, was $132.3 million at June 2021, an increase of $10.1 million from September 2020. Cash on hand and availability under our U.S. revolving credit facility totaled $43.4 million at June 2021, a $3.7 million decrease from September 2020 principally driven from the $6.6 million paid for the Autoscale acquisition in June 2021.

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

Liquidity and Capital Resources

Operating Cash Flows

Operating activities provided $11.0 million of cash for the nine months ended June 2021 compared to $22.0 million in the prior year. The operating cash flows in the current year were impacted by increased payments to suppliers following the COVID-19 related disruptions in the prior year, along with higher inventory production in the current year.  This was partially offset by the increased operating income during fiscal 2021.

Investing Cash Flows

Total capital expenditures for the nine months ended June 2021 were $11.6 million and primarily related to investments in digital printing capacity, machinery and equipment to support our manufacturing process, and racking for our new Phoenix, Arizona distribution center.  Cash outflows for capital expenditures were $1.7 million during the first nine months of 2021 compared to $4.4 million in the same period in the prior year. Cash paid for technology intangible assets acquired as part of the Autoscale.ai acquisition was $6.7 million.  As of June 2021, there were $12.3 million of capital expenditures financed under a capital lease arrangement and $0.4 million in unpaid expenditures.  In addition, we received proceeds of $2.3 million during the first nine months of fiscal 2021 from finance lease arrangements related to prior year capital expenditure cash outflows. Total capital expenditures during the first nine months of fiscal 2020 were $8.1 million and primarily related to investments in our distribution expansion, retail stores, and machinery and equipment.

We anticipate our fiscal 2021 capital expenditures, including those financed under capital leases, to be approximately $20 million and to be focused primarily on our distribution expansion, digital print equipment, manufacturing equipment, information technology, and direct-to-consumer investments, including additional Salt Life retail store openings.

Financing Activities

During the nine months ended June 2021, cash used by financing activities was $7.9 million and primarily related to scheduled loan principal payments, DTG2Go contingent earnout payments, and finance lease payments, partially offset by advances to fund operations, working capital needs, and capital expenditures.

Future Liquidity and Capital Resources

See Note F – Debt to the Condensed Consolidated Financial Statements for discussion of our various financing arrangements, including the terms of our revolving U.S. credit facility.

Prior to the amendments executed on April 27, 2020 and August 28, 2020 (collectively, the "Bridge Amendments"), our U.S. revolving credit facility included a financial covenant that if the availability under our credit facility falls below the amounts specified in our U.S. credit agreement, our fixed charge coverage ratio ("FCCR") for the preceding 12-month period must not be less than 1.1 to 1.0. The Bridge Amendments amend the financial covenant provisions from the amendment dates through July 3, 2021, including effectively lowering the minimum availability thresholds and removing the requirement that our FCCR for the preceding 12-month period must not be less than 1.1 to 1.0. Our availability at June 2021 was above both the minimum availability threshold per the Bridge Amendments as well as the higher thresholds in the U.S. credit agreement that would trigger an FCCR covenant requirement. Had we been subject to the FCCR requirements at June 2021, we would have been in compliance with this covenant.

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

Purchases By Delta Apparel Of Its Own Shares

During the June 2021 quarter, we did not purchase any shares of our common stock (see Note N—Repurchase of Common Stock). As of June 2021, there was $7.5 million of repurchase authorization remaining under our Stock Repurchase Program.

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

Changes in Internal Control Over Financial Reporting

There were no changes during the June 2021 quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

DELTA APPAREL, INC. (Registrant)

Date	August 5, 2021	By:	/s/ Deborah H. Merrill
Deborah H. Merrill Chief Financial Officer and President, Delta Group