Form 10-K
period 2021-10-02
DELTA APPAREL, INC
filed 2021-11-22
CIK 1101396

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Fiscal Year Ended October 2, 2021
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

Based on the closing price of the registrant's common stock of $28.28 as quoted by the NYSE American on April 1, 2021, which is the last business day of the registrant's most recently completed second quarter, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately$178.4 million. Solely for purposes of this disclosure, shares of common stock held by executive officers and directors of the registrant as of such date have been excluded because such persons may be deemed to be affiliates.

The number of outstanding shares of the registrant’s common stock was 6,974,660 as of November 17, 2021.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant's Annual Meeting of Shareholders is currently scheduled for February 10, 2022. Portions of the registrant's Proxy Statement for its annual meeting are incorporated by reference in Part III of this Annual Report on Form 10-K where indicated. Such proxy statement will be filed with the Securities and Exchange Commission ("SEC") within 120 days of the registrant's fiscal year ended October 2, 2021.

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
●

the impact of the COVID-19 pandemic and government/social actions taken to contain its spread on our operations, financial condition, liquidity, and capital investments, including recent labor shortages, inventory constraints, and supply chain disruptions;

●	significant interruptions or disruptions within our manufacturing, distribution or other operations;
●	deterioration in the financial condition of our customers and suppliers and changes in the operations and strategies of our customers and suppliers;
●	the volatility and uncertainty of cotton and other raw material prices and availability;
●	the competitive conditions in the apparel industry;
●	our ability to predict or react to changing consumer preferences or trends;
●	our ability to successfully open and operate new retail stores in a timely and cost-effective manner;
●	the ability to grow, achieve synergies and realize the expected profitability of acquisitions;
●	changes in economic, political or social stability at our offshore locations in areas in which we, or our suppliers or vendors, operate;
●	our ability to attract and retain key management;
●	the volatility and uncertainty of energy, fuel and related costs;
●	material disruptions in our information systems related to our business operations;
●	compromises of our data security;
●	significant changes in our effective tax rate;
●	significant litigation in either domestic or international jurisdictions;
●	recalls, claims and negative publicity associated with product liability issues;
●	the ability to protect our trademarks and other intellectual property;
●	changes in international trade regulations;
●	our ability to comply with trade regulations;
●	changes in employment laws or regulations or our relationship with employees;
●	negative publicity resulting from violations of manufacturing standards or labor laws or unethical business practices by our suppliers and independent contractors;
●	the inability of suppliers or other third-parties, including those related to transportation, to fulfill the terms of their contracts with us;
●	restrictions on our ability to borrow capital or service our indebtedness;
●	interest rate fluctuations increasing our obligations under our variable rate indebtedness;
●	the ability to raise additional capital;
●	the impairment of acquired intangible assets;
●	foreign currency exchange rate fluctuations;
●	the illiquidity of our shares; and
●	price volatility in our shares and the general volatility of the stock market.

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

Part I

Item 1. Business

Overview

Delta Apparel, Inc. (collectively with DTG2Go, LLC, Salt Life, LLC, M.J. Soffe, LLC, and other subsidiaries, "Delta Apparel," "we," "us," "our," or the "Company") is a vertically-integrated, international apparel company. With approximately 8,500 employees worldwide, we design, manufacture, source, and market a diverse portfolio of core activewear and lifestyle apparel products under our primary brands of Salt Life®, Soffe®, and Delta. We are a market leader in the on-demand, digital print and fulfillment industry, bringing DTG2Go's proprietary technology and innovation to the supply chain of our customers. We specialize in selling casual and athletic products through a variety of distribution channels and tiers, including outdoor and sporting goods retailers, independent and specialty stores, better department stores and mid-tier retailers, mass merchants, eRetailers, the U.S. military, and through our business-to-business digital platform. Our products are also made available direct-to-consumer on our ecommerce sites and in our branded retail stores. Our diversified distribution model allows us to capitalize on our strengths to provide our activewear and lifestyle apparel products to a broad and evolving customer base whose shopping preferences may span multiple retail channels.

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

We were incorporated in Georgia in 1999, and our headquarters is located in Duluth, Georgia. Our common stock trades on the NYSE American under the symbol “DLA." We operate on a 52-53 week fiscal year ending on the Saturday closest to September 30. All references to "2021" refer to the 52-week fiscal year ended October 2, 2021. All references to "2020" relate to the 53-week fiscal year ended on October 3, 2020. We are filing as a smaller reporting company for 2021 as our public float was less than the $250 million threshold on the last day of our second quarter.

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

Delta Group

The Delta Group is comprised of the following business units primarily focused on core activewear styles: DTG2Go and Delta Activewear.

DTG2Go

We are a market leader in the on-demand, direct-to-garment digital print and fulfillment industry, bringing technology and innovation to the supply chain of our many customers.  We use highly-automated factory processes and our proprietary software to deliver on-demand, digitally printed apparel direct to consumers on behalf of our customers. Utilizing its nine fulfillment facilities throughout the United States, DTG2Go offers a robust digital supply chain to ship custom graphic products within 24 to 48 hours to consumers in the United States and to over 100 countries worldwide. Our ‘On-Demand DC’ digital solution provides retailers and brands with immediate access to utilize DTG2Go’s broad network of print and fulfillment facilities, while offering the scalability to integrate digital fulfillment within the customer's own distribution facility. DTG2Go has made significant investments in its “digital-first” retail model, ensuring digital graphic prints meet the high-quality standards required for brands, retailers and intellectual property holders.  DTG2Go is most excited to bring this initiative to market in fiscal year 2022, having invested during fiscal 2021 in proprietary software, in new digital print equipment, and in R&D related to the setups, formulas, and processes needed to meet the unique aspects of servicing this sales channel. DTG2Go also services the e-retailer, ad-specialty, and promotional market and screen print marketplaces, among others.

Delta Activewear

Our Activewear business is organized around key customer channels and how they source their various apparel needs. Delta Activewear is a preferred supplier of activewear apparel to regional and global brands, direct to retail and through wholesale markets. We offer a broad portfolio of apparel and accessories through our Delta Direct business under the Delta, Delta Platinum, Soffe, and sourced-branded products that we distribute utilizing our network of fulfillment centers. Our fashion basics line includes our Platinum Collection, which offers fresh, fashionable silhouettes with a luxurious look and feel, as well as versatile fleece offerings. We offer innovative apparel products, including the Delta Dri line with performance shirts built with moisture-wicking material to keep athletes dry and comfortable; ringspun garments with superior comfort, style and durability; and Delta Soft, a collection with an incredible feel and price. We also offer our heritage, mid- and heavier-weight Delta Pro Weight® and Magnum Weight® tee shirts. Soffe is our iconic brand that offers activewear for spirit makers and record breakers.  Widely known for the original "cheer short" with the signature roll-down waistband, Soffe carries a wide range of activewear for the entire family.  Soffe's heritage is anchored in the military, and we continue to be a proud supplier to both active duty and veteran United States military personnel worldwide.  The Soffe men's assortment features the tagline "anchored in the military, grounded in training" and offers everything from physical training gear certified by the respective branches of the military, classic base layers that include the favored 3-pack tees, and the iconic "ranger panty." Complementing the Delta and Soffe brand apparel, we provide our customers with a broad range of product categories with nationally recognized branded products including polos, outerwear, headwear, bags and other accessories.

Delta Direct services key channels, such as the screen print, promotional, and eRetailer channels as well as the retail licensing channel, whose customers sell through to many mid-tier and mass market retailers.  In our Global Brands & Retail Direct business we serve our customers as their supply chain partner, from product development to shipment of their branded products, with the majority of products being sold with value-added services including embellishment, hangtags, and ticketing.  We also serve retailers by providing our portfolio of Delta, Delta Platinum, and Soffe products directly to their retail stores and through their ecommerce channels.  We sell our products to a diversified audience, including sporting goods and outdoor retailers, specialty and resort shops, farm and fleet stores, department stores, and mid-tier retailers. We service custom apparel to major branded sportswear companies, trendy regional brands, and all branches of the United States armed forces. We also offer our Soffe products direct to consumers at www.soffe.com. As an integrated Delta Group segment, we offer a seamless solution for small-run decoration needs with our on-demand digital print services, powered by DTG2Go. Service is a key component of Delta Activewear. We provide superior service to our customers by shipping the same day of order receipt down to a piece level, allowing customers to purchase exactly what they need when they need it.

Salt Life Group

Salt Life

Salt Life is an authentic, aspirational lifestyle brand that represents a passion for the ocean, the salt air, and, more importantly, a way of life and all it offers, from surfing, fishing, and diving to beach fun and sun-soaked relaxation. The Salt Life brand combines function and fashion with a tailored fit for the active lifestyles of those that “live the Salt Life.” With increased worldwide appeal, Salt Life continues to expand its product assortment outside of the cotton graphic tees and logo decals it is known for into performance apparel, swimwear, board shorts, sunglasses, bags, and accessories including its own craft beer, Salt Life Lager. From its first merchandise offerings in 2006, Salt Life has grown distribution to include surf shops, specialty stores, department stores, and outdoor retailers to complement our own growing network of branded retail stores. Our direct-to-consumer Salt Life ecommerce site at www.saltlife.com provides our customers with a seamless, omni-channel experience with the Salt Life brand.

See Note 13 to the Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operation" for additional information regarding reportable segments.

Manufacturing, Sourcing, and Distribution

The vast majority of our products are manufactured or sewn in facilities that we own or lease and operate to support both the Delta Group and Salt Life Group. To a lesser extent, we also use third-party contractors and suppliers to supplement our requirements. Our vertically-integrated manufacturing operations include a textile facility and multiple sew and decoration facilities.

Our manufacturing operations begin with the purchase of yarn and other raw materials from third-party suppliers. We have operated with a supply agreement with Parkdale Mills, Inc. and Parkdale America, LLC (collectively "Parkdale") to supply our yarn requirements since 2005, with our existing agreement running through December 31, 2021. Under the supply agreement, we purchase all of our yarn requirements for use in our manufacturing operations from Parkdale, excluding yarns that Parkdale does not manufacture or cannot manufacture due to temporary capacity constraints. The purchase price of yarn is based upon the cost of cotton, as reported by the New York Cotton Exchange, plus a fixed conversion cost. We set future cotton prices with purchase commitments as a component of the purchase price in advance of the shipment of finished yarn from Parkdale. While we expect to negotiate an extension to the supply agreement with Parkdale, the terms of the new agreement may not be as favorable as the current agreement.

We manufacture fabrics in our leased textile facility located near San Pedro Sula, Honduras. We also purchase fabric sourced in Mexico for use in our Campeche, Mexico sew facility, purchase specialized fabrics that we currently do not have the capacity or capability to produce, and may purchase other fabrics when it is cost-effective to do so.  In 2021 and 2020, we manufactured approximately 80% of fabrics used in our internally-produced garments. The manufacturing process continues at one of our six apparel manufacturing facilities where fabric is cut and sewn into finished garments. These owned or leased facilities are located domestically (two in North Carolina) and internationally (two in Honduras, one in El Salvador and one in Mexico). In  2021 and 2020, approximately 95% or more of our manufactured products were sewn in our owned or leased manufacturing facilities. The remaining products were sewn by third-party contractors located primarily in the Caribbean Basin. To supplement our internal manufacturing platform, we purchase products from third-party global suppliers. In 2021 and 2020, we sourced less than 10% of our total products from third parties.

Many of the garments will be decorated using screen printing or digital printing technology, and will be retail-packaged, including ticketing, hang tags, and hangers.  These services can be performed domestically for quick-turn service or internationally in our facilities in El Salvador and Mexico. We offer digital fulfillment services, powered by DTG2Go, at nine domestic facilities, including five such facilities that are integrated with Delta Group distribution centers. These facilities support our strategy of establishing integrated fulfillment locations that combine our DTG2Go state-of-the-art digital platform with our Delta Activewear supply of fashion and core basic garments. Furthermore, these facilities create a seamless nationwide footprint allowing us to reach approximately 65% of all U.S. consumers with one-day shipping.

We operate  eight distribution facilities strategically located throughout the United States that carry in-stock inventory for shipment to customers, with most shipments made via third-party carriers. To better serve customers, we allow products to be ordered by the piece, dozen, or full case quantity, and we aggressively leverage our strengths and efficiencies to meet the quick-turn needs of our customers. Because a significant portion of our business consists of at-once replenishment, we believe that backlog order levels do not provide a general indication of future sales.

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

The majority of our apparel products are produced based on forecasts to permit quick shipments to our customers; however, our custom programs are generally made only to order. During 2021, we shipped our products to approximately 8,800 customers, many of whom have numerous retail doors.  No single customer accounted for more than 10% of our sales in 2021 or 2020, and our strategy is to not become dependent on any single customer. Revenues attributable to sales of our products in foreign countries represented less than 1% of consolidated net sales in both 2021 and 2020.

Trademarks and License Agreements

We own several well-recognized trademarks that are important to our business. Salt Life® is an authentic, aspirational lifestyle brand that embraces those who love the ocean and everything associated with living the "Salt Life". Soffe® has stood for quality and value in the athletic and activewear market for more than sixty years. Our other registered trademarks include Intensity Athletics®, Kudzu®, Pro Weight®, Magnum Weight®, and the Delta Design. Our trademarks are valuable assets that differentiate the marketing of our products. We vigorously protect our trademarks and other intellectual property rights against infringement. While our strategy is to own the intellectual property we use within our business, we are an official licensee for branches of the United States military which is used within the Soffe brand. We believe these license agreements are important given the military heritage of Soffe.

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

Reducing our Environmental Impact

Environmental problems such as climate change and resource depletion are escalating worldwide and understanding and managing greenhouse gas emissions is important to effectively mitigate our impact to the environment. We are committed to monitoring our greenhouse gas emissions and adopting innovative technologies to improve the energy efficiency of our facilities and reduce our overall energy intensity.

The focus on reducing our overall energy intensity is driven by our goal to establish an energy efficient operation and reduce greenhouse gas emissions, which will contribute to lowering our operating costs as well as our carbon footprint. In 2020 we installed a heat exchanger at our Ceiba Textiles facility in Honduras that plays an essential role in reducing the environmental impact of manufacturing processes by recovering and reusing energy. Modifications have also been made to the cooling systems in our textile plant which further reduce energy consumption.  We also implemented several energy efficiency projects in recent years such as replacing compact florescent light bulbs with LED lighting, which emits less heat and uses less energy than conventional bulbs, decreases the temperature on factory floors, and thus raises productivity, particularly on hot days. We also improved the performance of our sewing machines by installing new motors that use much less energy due to advanced technology.

In 2021 alone, these specific energy saving initiatives reduced our electricity usage by 875,800 kilowatt hours across all our manufacturing locations and avoided approximately 621 metric tons of carbon dioxide (CO2) emissions, which is comparable to the carbon sequestered by 760 acres of forest in one full year. In addition, compared to our 2018 baseline year, we produced 7.1% more finished fabric in 2021 while using 14% less fuel and 7% less electricity. Overall, this has improved our fuel intensity by approximately 20% and electricity intensity by approximately 13% compared to the 2018 baseline year.

The operations at our Ceiba Textiles facility account for a significant portion of the fuel and electricity used in our manufacturing network and, as such, are our largest contributors of carbon dioxide (CO2) emissions. Compared to the 2018 baseline year we have reduced our total greenhouse gas emissions by 7.5% and reduced our emissions intensity by approximately 14% in 2021. These reductions avoid the equivalent of 3,600 metric tons of CO2 emissions, which is comparable to the energy used by approximately 434 homes for one year or the carbon sequestered by 4,411 acres of U.S. forests in one year.

We recently redesigned our shipping carton dimensions to maximize the storage space available inside shipping containers. This initiative increased our container utilization from 84% in 2019 to 93% in 2021 and resulted in using 153 fewer shipping containers this year. This reduction in shipping container usage avoids 223 metric tons of CO2 emissions, which is comparable to the carbon sequestered by 273 acres of forest in one full year.

Energy saving initiatives at Ceiba Textiles in 2022 include the purchase of a new steam textile dryer that will replace two existing thermal oil dryers. The steam dryer is capable of drying 66% more pounds of fabric per week than the thermal dryers and the installation is expected to reduce fuel consumption by approximately 19% per year.

Managing Water

Water is one of the world’s most precious and vital resources. Access to water is essential to Delta Apparel’s manufacturing operations, and we are committed to managing our water use in an efficient and responsible manner.

Treating textile wastewater is necessary not only to protect the local ecosystems but also to make the recycled water available to reuse in manufacturing processes or irrigation. To properly treat problematic substances before the water is discharged, our vertically-integrated manufacturing facilities, as well as our third-party fabric suppliers, comply with wastewater discharge requirements through currently active licenses and permits issued by local governments. In each of the last four years, none of these wastewater treatment facilities have received a compliance citation or violation.

During manufacturing, the most significant amount of water consumption occurs during the fabric washing, dyeing, and rinsing processes. To reduce our water consumption at Ceiba Textiles, in 2018 we implemented a system that reuses the leftover dye water for use in future batches of similar-colored fabric. This system saves approximately 4 million gallons or 15,000 cubic meters of water per year while maintaining the quality of our dyed fabrics. We also improved our dye formulas to further reduce water consumption and reduce the amount of contaminates remaining in the wastewater. During 2021, our water intensity was reduced by approximately 9% as compared to our 2018 baseline.

Wastewater from Ceiba Textiles is transferred to the Green Valley water treatment facility, which operates on an environmental license issued by the Honduras Ministry of Energy, Natural Resources, Environment, and Mines. Over 86% of our water consumption at Ceiba Textiles in 2021 was safely and effectively treated and recycled. The Green Valley wastewater treatment facility uses the industry standard primary, secondary, and tertiary water treatment methods based on the types of effluents being discharged as well as regulatory and environmental standards. Treatment procedures are also in place to neutralize and remove additional substances that may potentially be harmful, but are not necessarily regulated. The following information describes the primary, secondary, and tertiary water treatment methods.

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

Managing Waste

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

Pre-consumer textile waste is created during the cutting and sewing processes and includes small pieces of fabric trimmed away and other fabric scraps. We have modified sewing patterns to significantly reduce fabric waste during cutting. We also invested in sewing machines capable of folding excess fabric inside the bottom and sleeve hems to eliminate trimming. This initiative not only reduces textile waste but also lowers fabric production needs, which saves water, electricity, and fuel usage. We are committed to full compliance with local, regional, and national environmental laws and regulations in the countries in which we operate as it relates to responsible recycling and disposal of hazardous and non-hazardous waste.

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

Delta Apparel is a member of the Cotton LEADS program, which is committed to sustainable and traceable cotton production. This partnership enables us to broaden our support of the cotton farmers who supply our Company with high-quality cotton, allowing us to continue transforming sustainably-sourced cotton into high quality, responsible apparel products for our customers. We serve as a supply chain partner for many customers who expect high quality raw materials and require the ability to trace those raw materials back to the source. With cotton traceability, we are now able to trace the fiber used in our garments all the way back to harvest.

The vast majority of the yarn we use in our textile operations is sourced from Parkdale, whose products are independently certified to Standard 100 by OEKO-TEX. In addition, our significant suppliers of external fabric are certified to Standard 100 by OEKO-TEX.

Monitoring Progress

We use the Sustainable Apparel Coalition’s Higg Index to measure the environmental impact of all our offshore manufacturing facilities and the facilities of our key external fabric suppliers. The Higg Index tool provides transparency of our efforts to reduce our environmental impact, and it identifies areas for continued improvement. Our Ceiba Textile facility has been using this tool for several years, and our 2020 self-assessment resulted in a total score in the upper quartile as compared to our industry competitors. Our most recent self-assessment was completed in July of 2021 and the results will be available in March 2022. We retain the services of an external consultant to verify our assessments for a sample of facilities and to provide guidance for any areas of improvement.

Social Responsibility and Human Capital Management

Our employees are our most important and valuable asset. Our diverse and talented workforce helps drive our culture of high performance, close teamwork, and deep caring for each other across geographies and functions. We have an impact on the lives of the approximately 8,500 employees across the globe as well as their families and communities. We support the livelihoods of our people through competitive wages and benefits, providing them with a safe and healthy workspace, supporting the communities in which they live, and, most importantly, treating all employees with dignity and respect.

Our People

The table below provides an overview of the approximate number of employees by geographic location as well as the tenure of that employee base as of September 2021:

			Tenure
Country	Number of Employees	5 Years or Less	6 - 10 Years	10 Years or More
El Salvador	2,901	62%	17%	21%
Honduras	3,508	61%	20%	19%
Mexico	1,002	62%	13%	25%
United States	1,058	71%	9%	20%
Total	8,469	63%	16%	21%

Our employee base fluctuates based on seasonal labor requirements within our distribution and fulfillment centers, as well as based on production levels within our manufacturing facilities.  These personnel changes generally trend with the overall demand for our products and services.

Approximately 80% of the employees at two of our facilities in San Pedro Sula, Honduras, are party to multi-year collective bargaining agreements. We have historically conducted our operations without significant labor disruptions and believe that our relations with our employees are positive.

The table below provides an overview of the approximate percentage of employees by gender and region as of September 2021:

Region	Male	Female
Offshore	48%	52%
United States	36%	64%
Total	46%	54%

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

We invest in the professional development of our employees through various training programs. In 2021, we provided more than 217,000 hours of professional development and safety training for our employees, which is a 76% increase from the previous year.

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

Because textile manufacturing can contain various hazards and risks to workers, we have proactive programs in place to promote workplace safety, personal health, and employee wellness. Our culture promotes and rewards safety-first in all aspects of manufacturing, materials handling, and distribution of our apparel products. Safety training and awareness is embedded in employee orientation and onboarding, job performance and evaluation, and ongoing training based on a set safety training calendar by topic. We standardize, document, and improve our manufacturing and distribution safety procedures that require activities to be performed in the safest manner possible.

We are proud that our safety records are consistently better than OSHA’s benchmarks for the apparel manufacturing sector. For example, Delta Apparel’s 2021 incident rate for total recordable cases dropped to 0.3% compared to OSHA’s average incident rate of 3.4%. In addition, Delta Apparel had no cases involving lost time from work in 2021.

Our production and distribution processes incorporate ergonomic material handling equipment to reduce physical risks, protect employee health, and optimize productivity. In our cut and sew facilities, we use ergonomically-friendly chairs and floor mats in addition to facilitating frequent group stretching and movement exercises. In several of our manufacturing and distribution facilities we provide lightweight slip sheet material handling equipment, which has the dual benefit of reducing manual labor and potential back strain on employees.

At the onset of the 2020 COVID-19 pandemic, we quickly implemented a comprehensive series of protocols and safety measures across all our facilities to protect the health and safety of our employees and contractors. We also created our own COVID-19 safety videos to promote healthy behaviors at home and in the workplace. Today, these safety measures are still in place such as checking each person’s temperature prior to entering a facility, maintaining plexiglass partitions to separate hand-washing stations, work areas, and cafeteria seating areas, sanitizing the interior of vehicles that are used to transport employees to and from work, and requiring all employees to observe safe distancing. We also continue to provide all employees with personal protective equipment, sanitizing products, and COVID-19 informational materials. Our COVID-19 safety protocols have been recognized by local governments and our customers as best-in-class and serve as a model for other manufacturing operations in the regions in which we operate.

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

The annual audits are conducted by Delta Apparel employees in our human resources or compliance departments, and they follow predefined audit programs and checklists that involve a mix of in-person site visits and walkthroughs of the facility, observations of processes, interviews with employees, and inspection of records and applicable permits. The audit results are documented with supporting photographs for any non-conformance findings. The internal auditors then report the findings to management, including the recommended corrective actions, and the date by which the corrective actions must be complete. The audits performed in 2021 resulted in no priority non-conformance findings, defined as severe violations of code of conduct in the areas of labor or environmental health and safety. For minor violations identified, we put corrective action plans in place to remediate the findings.

Community Outreach

Delta Apparel is committed to giving back to the communities where our employees live and work through volunteer service and community outreach. During 2021, employees were involved in programs to promote environmental responsibility and improve the way of life for nearby communities.

●	Between November 3 and November 17, 2020, two category five hurricanes, Eta and Iota, made landfall within a 15-mile area of northern Honduras bringing persistent rains and heavy winds that resulted in flooding and dozens of catastrophic landslides and mudflows. Delta Apparel worked quickly to purchase and deliver construction materials that helped rebuild the homes of its affected employees. Employees at other locations activated an internal emergency relief fund that raised $20,000, which Delta Apparel matched 100% resulting in a total of $40,000 in aid for those employees most affected. This effort provided desperately needed items such as groceries, personal hygiene items, and 1,800 Coleman inflatable mattresses and airbeds.

●	Employees in our Textiles La Paz facility reforested a recreational area at Holy Spirit School located in San Jose Obrajuelo, El Salvador.

●

In Mexico, Delta Campeche and Campeche Sportswear employees were active in the following community outreach activities:

-  Employees participated in the Campeche Turtle Project to help save the critically endangered Hawksbill sea turtle by cleaning the plastic waste from beaches in Sebaplaya where the turtles come to lay their eggs for six months per year. On average, a sea turtle lays around 100 eggs; however, only 1% of the hatchlings actually makes its way out into the ocean and survives, making it critical to remove any obstacles that would prevent the hatchling from reaching the water. The beach cleanup resulted in one full trash bag for approximately every five yards of beach.

-  Employees joined with the “Together We Will Win” civil association to collect and donate thousands of plastic bottle caps that were recycled to provide financial assistance to families of children with cancer.

-  In celebration of Mexico’s 2021 National Children’s Day, employees collected and donated toys for approximately 450 children living in an orphanage and in surrounding communities.

-  To help surrounding communities in the fight against Covid-19, employees in Mexico provided face masks and sanitizing gel to surrounding communities.

●

Employees from the Honduras sewing facilities participated in several important community projects:

-  Employees cleaned up plastic waste and other floating debris across a four-kilometer beach in Omoa, Cortes, Honduras, which is a coastal municipality just west of Puerto Cortes and adjacent to the Guatemala border. Removing the large volume of debris along the beaches surrounding Omoa is important to the survival of nesting sea turtles and other ocean wildlife.

-  Employees restored El Plan Park, a family-oriented park in Brisas del Plan, which is a community in Villanueva, Cortes where approximately 6% of our employees live.

-  Employees helped to reforest approximately 400 square meters of land in La Mina, which is an environmentally protected area in Villanueva, Cortes.

-  To help surrounding communities in the fight against Covid-19, employees donated face masks and sanitizing gel to the Red Cross of Trinidad.

-  Employees at Ceiba Textiles participated once again in the annual “United for a Greener Honduras” campaign in conjunction with representatives from the Quimistán Municipal Environmental Unit to help restore the forest and environmental conditions in an important rain water collection area of western Honduras. Reforestation is a critical factor in increasing this region’s water retention capacity as it reduces the impact to nearby communities when rivers overflow during the region’s rain and hurricane season.

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

Competition in our Delta Group segment is generally based upon price, service, delivery time, and quality with the relative importance of each factor dependent upon the needs of the particular customer and the specific product offering. Our Delta Direct products generally are highly price competitive, and competitor actions can greatly influence pricing and demand for our products. While price is still important in the custom market, quality and service are generally more important factors for customer choice. Our ability to consistently service the needs of our Global Brand customers greatly impacts future business with these customers. We believe our Western Hemisphere-centered manufacturing platform enables us to compete with our competitors by providing an outlet for customers to diversify their sourcing footprints and reduce time to market. Furthermore, as an integrated entity with design, manufacturing, sourcing, and marketing capabilities, we believe the interdependencies within our portfolio provide cost, quality, and speed to market advantages that enable us to be more competitive.

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

Seasonality

Although our various product lines are sold on a year-round basis, the demand for specific products or styles reflects some seasonality. By diversifying our product lines over the years, we have reduced the overall seasonality of our business. Sales in our third fiscal quarter (quarter ended in June) are typically the highest and represented 27% of 2021 net sales. Our first fiscal quarter (quarter ended in December) typically is the lowest and represented 22% of 2021 net sales. Consumer demand for apparel is cyclical and dependent upon the overall level of demand for soft goods, which may or may not coincide with the overall level of discretionary consumer spending. These levels of demand change as regional, domestic and international economic conditions change. Therefore, the distribution of sales by quarter in 2021 may not be indicative of the distribution in future years.

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

Risks Related to our Strategy

The price and availability of purchased yarn and other raw materials is prone to significant fluctuations and volatility. Cotton is the primary raw material used in the manufacture of our apparel products. As is the case with other commodities, the price of cotton fluctuates and is affected by weather, consumer demand, speculation on the commodities market, inflation, the cost of labor and transportation, and other factors that are generally unpredictable and beyond our control. As described under the heading “Manufacturing, Sourcing, and Distribution”, the price of yarn purchased from Parkdale, our key supplier, is based upon the cost of cotton plus a fixed conversion cost. We set future cotton prices with purchase commitments as a component of the purchase price of yarn in advance of the shipment of finished yarn from Parkdale. Prices are set according to prevailing prices, as reported by the New York Cotton Exchange, at the time we enter into the commitments. Thus, we are subject to the commodity risk of cotton prices and cotton price movements, which could result in unfavorable yarn pricing for us. In the past, the Company, and the apparel industry as a whole, has experienced periods of increased cotton costs and price volatility that we were unable to pass through to customers, with the higher costs negatively impacting the gross margins in our Activewear and other businesses by significant amounts.  In addition, sudden decreases in the price of cotton and other raw materials may result in the cost of inventory exceeding the cost of new production, which may result in downward selling price pressures, negatively impacting the gross margins in our Activewear and other businesses by significant amounts.

In addition, if Parkdale’s operations are disrupted and Parkdale is not able to provide us with our yarn requirements, we may need to obtain yarn from alternative sources. We may not be able to enter into short-term arrangements with substitute suppliers on terms as favorable as our current terms with Parkdale, which could negatively affect our business.  In addition, we may not be able to obtain sufficient quantities of yarn from alternative sources, which could require us to adjust manufacturing levels, negatively impacting our business and results of operations.

We also source fabric in Mexico for use in our Campeche, Mexico sew facility, purchase specialized fabrics that we currently do not have the capacity or capability to produce and may purchase other fabrics when it is cost-effective to do so. While these fabrics typically are available from various suppliers, there are times when certain yarns become limited in quantity, causing some fabrics to be difficult to source. This can result in higher prices or the inability to provide products to customers, which could negatively impact our results of operations.

Dyes and chemicals are also purchased from several third-party suppliers. While historically we have not had difficulty obtaining sufficient quantities of dyes and chemicals for manufacturing, the availability of products can change, which could require us to adjust dye and chemical formulations. In certain instances, these adjustments can increase manufacturing costs, negatively impacting our business and results of operations.

Economic conditions may adversely impact demand for our products. The apparel industry is cyclical and dependent upon the overall level of demand for soft goods, which may or may not coincide with the overall level of discretionary consumer spending.  These levels of demand change as regional, domestic and international economic conditions change. These economic conditions include, but are not limited to, employment levels, energy costs, interest rates, tax rates, inflation, personal debt levels, and uncertainty about the future, with many of these factors outside of our control. Historically, during recessionary periods, the demand for casual and activewear apparel has been strong and our business has performed well. However, there can be no assurances that this correlation will continue in future recessions. Sometimes, the timing of increases or decreases in consumer purchases of soft goods can differ from the timing of increases or decreases in the overall level of economic activity. Weakening sales may require us to reduce manufacturing operations to match our output to demand or expected demand.  Reductions in our manufacturing operations may increase unit costs and lower our gross margins, causing a material adverse effect on our results of operations.

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

Risks Related to our Operations

The COVID-19 pandemic has had, and could continue to have, a material adverse effect our ability to operate, results of operations, financial condition, liquidity, and capital investments. The COVID-19 pandemic has had an adverse effect and could continue to adversely affect our performance, results of operations, our financial condition, liquidity, and capital investments. Several public health organizations have recommended, and numerous local and foreign governments have implemented, certain measures to slow and limit the transmission of the virus, including shelter in place and social distancing ordinances. Such preventive measures, or others we may voluntarily put in place, may have a material adverse effect on our business for an indefinite period of time, such as the potential shutdown of certain locations, decreased employee availability, potential border closures, reduced customer traffic, modified hours and operations, and others. In mid-March 2020, all of our branded retail locations were temporarily closed in compliance with guidelines for retail store operations and were re-opened by the end of May 2020. Our manufacturing facilities in El Salvador and Honduras were also temporarily closed in mid-March 2020 through late June 2020 due to the government-mandated country shutdowns and we experienced intermittent closures during the June 2020 quarter at our manufacturing facilities in Mexico and North Carolina. If our retail stores and manufacturing plants are closed in the future, it could adversely affect our results of operations and financial condition.

Many of our customers and suppliers also face these and other challenges, which could lead to reduced demand for our products and services, could impair our customers' ability to pay all or portion of the amounts owed to us, and could cause disruptions in our supply chain.  We rely on suppliers and third-parties to deliver raw materials and transport our finished goods.  The 2020 temporary closures of our manufacturing facilities, as well as recent disruptions and delays in the global and national supply chain, have resulted in our finished goods inventory being lower than optimal for our business. This resulted in lost business during fiscal year 2021, and we were unable to fulfill orders for our customers.  Prolonged inventory shortages may result in significant lost business or delay in shipments which could have a material adverse effect on our results of operations and financial condition.

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

The OSHA vaccine mandate for employers with more than 100 employees could have a material adverse impact on our business, financial condition, and results of operations.  On September 9, 2021, President Biden announced plans for the federal Occupational Safety and Health Administration (“OSHA”) to issue an Emergency Temporary Standard (“ETS”) mandating that all employers with more than 100 employees ensure their workers are either fully vaccinated against COVID-19 or produce, on a weekly basis, a negative COVID test (the “vaccine mandate”). On November 4, 2021, OSHA issued the ETS, which will require covered employers to comply with the vaccine mandate beginning January 4, 2022 or face substantial penalties for non-compliance. Currently, the implementation of the vaccine mandate has been blocked by a federal appeals court, subject to the resolution of ongoing litigation challenging the constitutionality of the rules. In addition to the vaccine mandate, it is possible that additional mandates may be announced by foreign or local jurisdictions that could impact our workforce and operations. Such mandates could result in increased labor attrition and disruption, as well as difficulty securing future labor needs, and could adversely impact our results of operations.

Although we cannot predict with certainty the impact that the potential vaccine mandate and any other related measures may have on our workforce and operations, these requirements and any future requirements may require significant managerial time and attention to implement, increase our operating costs, reduce manufacturing productivity levels, result in attrition, including attrition of key employees, and impede our ability to recruit and retain our workforce. These measures also may further disrupt the national supply chain, all of which could have a material adverse effect on our business, financial condition, results of operations and prospects.

Our operations are subject to political, social, and economic risks in Honduras, El Salvador and Mexico. The majority of our products are manufactured in Honduras, El Salvador and Mexico, with concentrations in Honduras and El Salvador. These countries from time-to-time experience political, social and economic instability, and we cannot be certain of their future stability. Instability in a country can lead to protests, riots and labor unrest. Governments have changed, and may continue to change, and employment, wage and other laws and regulations may change, thereby increasing our costs to operate in those countries. Any of these political, social, or economic events or conditions could disrupt our supply chain or increase our costs, adversely affecting our financial position and results of operations.  For example, in fiscal year 2018, our operations in and around San Pedro Sula, Honduras, were partially disrupted by the protests, unrest and government action associated with the November 2017 presidential elections in Honduras.  These disruptions temporarily restricted the ability of our employees and suppliers to access our manufacturing facilities as well as our ability to ship products from our facilities, and negatively impacted our operations from a cost standpoint.  In fiscal year 2019, our Honduran operations experienced disruptions of a similar nature that were smaller in scope than those occurring in fiscal year 2018.

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

Energy, fuel and related costs are prone to significant fluctuations and volatility, which could adversely affect our results of operations. Our manufacturing operations require high inputs of energy, and therefore changes in energy prices directly impact our gross profits. In addition, we incur significant freight costs to transport goods between our offshore facilities and the United States, along with transportation expenses to ship products to our customers. The cost of energy and fuel fluctuates due to a number of factors outside of our control, including government policy and regulation, supply disruptions, inflation, and weather conditions. We continue to focus on methods that will reduce the amount of energy used in the manufacture of products to mitigate risks of fluctuations in the cost of energy. However, significant increases in energy and fuel prices, which may have a material adverse effect on our financial position and results of operations, especially if such increases make us less competitive compared to others in the industry.

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

As previously disclosed in our 2019 unauthorized malware intrusions of our system may have exposed customer payment information as it was being entered to make a purchase at one of our consumer ecommerce websites. We removed the malware associated with the intrusions from our system and took actions to secure our website by working with recognized data security experts to conduct a thorough investigation of the incident and implement additional measures designed to build stronger protections against future incidents of this nature. This, or any compromise of security or cyber-attack, could deter consumers from entering into transactions that require them to provide confidential information to us in the future. In addition, if confidential customer information was misappropriated from our computer systems, we could be sued by those who assert that we did not take adequate precautions to safeguard our systems and confidential data belonging to our customers or business partners, which could subject us to liability and result in significant legal fees and expenses in defending these claims. While we do not currently believe that we experienced any material losses related to this incident, there can be no assurance that this or any other incident will not have a material adverse effect on our business, prospects, financial condition and results of operations.

Extreme weather conditions, natural disasters, and other catastrophic events, including those caused by climate change, could negatively impact our results of operations and financial condition.  Extreme weather conditions in the areas in which our manufacturing facilities, retail stores, suppliers, customers, distribution centers, and offices are located could adversely affect our results of operations and financial condition. Moreover, natural disasters such as earthquakes, hurricanes, floods, or wildfires, public health crises, such as pandemics and epidemics (including, for example, the COVID-19 pandemic), political crises, such as terrorist attacks, war and other political instability, or other catastrophic events, whether occurring in the United States or abroad, and their related consequences and effects, including energy shortages, could disrupt our operations, the operations of our suppliers or result in economic instability that could negatively impact customer spending, any or all of which would negatively impact our results of operations and financial condition. In addition, fire and other natural disasters such as hurricanes, earthquakes, or floods have occurred and can recur in the countries in which we operate. These types of events could impact our global supply chain, including the ability of suppliers to provide raw materials where and when needed, the ability of third parties to ship merchandise, and our ability to ship products from or to the impacted region(s).

In addition, climate change and the increased focus by governments, organizations, customers, and investors on sustainability issues, including those related to climate change and socially responsible activities, may adversely affect our reputation, business, and financial results.  Investor advocacy groups, certain institutional investors, investment funds, other market participants, shareholders, and stakeholders have focused increasingly on the environmental, social, and governance, or ESG, and related sustainability practices of companies. These parties have placed increased importance on the implications of the social cost of their investments. If our ESG practices do not meet investor or other stakeholder expectations and standards (which are continually evolving and may emphasize different priorities than the ones we choose to focus on), then our brand, reputation, and potential employee retention may be negatively impacted. We could also incur additional costs and require additional resources to monitor, report, and comply with various ESG practices and regulations. Also, our failure, or perceived failure, to manage reputational threats and meet expectations with respect to socially responsible activities and sustainability commitments could negatively impact our brand credibility, employee retention, and the willingness of our customers and suppliers to do business with us.

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

Further changes to U.S. tax laws impacting how U.S. multinational corporations are taxed on U.S. and foreign earnings, including any potential increase in U.S. corporate income tax rate, the doubling of the rate of tax on certain earnings of foreign subsidiaries, and a 15% minimum tax on worldwide book income, among other things, could have a material adverse effect on our tax expense and cash flow

We are subject to periodic litigation in both domestic and international jurisdictions that may adversely affect our financial position and results of operations. From time to time we may be involved in legal or regulatory actions regarding product liability, employment practices, intellectual property infringement, bankruptcies and other litigation or enforcement matters. Due to the inherent uncertainties of litigation in both domestic and foreign jurisdictions, we cannot accurately predict the ultimate outcome of any such proceedings. These proceedings could cause us to incur costs and may require us to devote resources to defend against these claims and could ultimately result in a loss or other remedies such as product recalls, which could adversely affect our financial position and results of operations. For a description of current material legal proceedings, see Part I, Item 3, Legal Proceedings.

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

We rely on the strength of our trademarks and could incur significant costs to protect these trademarks and our other intellectual property. Our trademarks, including Salt Life®, Soffe®, Intensity Athletics®, Kudzu®, Pro Weight®, Magnum Weight®, and the Delta Design, among others, are important to our marketing efforts and have substantial value. We aggressively protect these trademarks and have incurred legal costs in the past to establish and protect these trademarks. We may in the future be required to expend significant additional resources to protect these trademarks and our other intellectual property. Intellectual property litigation may be costly and may divert management's attention from the operation of our business. Adverse determinations in any litigation may result in the loss of our proprietary rights, subject us to significant liabilities or require us to seek licenses from third parties, which may not be available on commercially reasonable terms, if at all. Any of these outcomes may have a material adverse effect on our financial condition, results of operations or cash flows.

Significant changes to international trade regulations could adversely affect our results of operations. The majority of our products are manufactured in Honduras, El Salvador and Mexico. We therefore benefit from current free trade agreements and other duty preference programs, including the U.S.-Mexico-Canada Agreement (“USMCA”), and the Central America Free Trade Agreement (“CAFTA”). Our claims for duty free or reduced duty treatment under CAFTA, USMCA and other available programs are largely conditioned on our ability to produce or obtain accurate records (some of which are provided to us by third parties) about production processes and sources of raw materials. Trade partnerships and treaties can be subjected to negotiations and modifications by domestic and foreign governments, which could result in new or increased tariffs on goods we import into the United States. Subsequent repeal or further modification of USMCA or CAFTA, further increases to tariffs on goods imported into the United States, or the inadequacy or unavailability of supporting records, could have a material adverse effect on our results of operations.

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

Our failure to comply with trade and other regulations could lead to investigations or actions by government regulators and negative publicity. The labeling, distribution, importation, marketing, and sale of our products are subject to extensive regulation by various federal agencies, including the Federal Trade Commission, Consumer Product Safety Commission and state attorneys' general in the United States. Any failure to comply with such regulations could cause us to become subject to investigation and enforcement actions resulting in significant penalties or claims or in our inability to conduct business, adversely affecting our results of operations.

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

Changes in domestic or foreign employment regulations or changes in our relationship with our employees could adversely affect our results of operations. As of October 2, 2021, we employed approximately 8,500 employees worldwide, with approximately 7,400 of these employees located in Honduras, El Salvador and Mexico. Changes in domestic and foreign laws and regulations governing our relationships with our employees, including wage and human resources laws and regulations, labor standards, overtime pay, unemployment tax rates, workers' compensation rates, payroll taxes, and the potential vaccine mandate would likely have a direct impact on our operating costs. Increases in wage rates in the countries in which we operate have occurred, and any further significant increases in wage rates in those countries could have a material adverse impact on our operating results. A total of approximately 2,900 employees at two of our facilities in San Pedro Sula, Honduras, are party to multi-year collective bargaining agreements. We have historically conducted our operations without significant labor disruptions and believe that our relations with our employees are generally good. However, a change in labor relations could adversely affect the productivity and ultimate cost of our manufacturing operations.

Our business is dependent on attracting and retaining a large number of quality associates with staffing needs especially high during the holiday season. Competition for personnel during this time of year is highly competitive, and there is no assurance we will be able to attract and retain a sufficient number of qualified personnel in future periods. Our ability to meet our labor needs is subject to many factors, such as prevailing wage rates, minimum wage legislation, unemployment levels, and actions by our competitors in compensation levels. In addition, changes in federal, state, or local laws and regulations relating to employee benefits, including, but not limited to, sick time, paid time off, leave of absence, wage-and-hour, overtime, and meal-and-break time could cause us to incur additional costs. Competitive and regulatory pressures have already significantly increased our labor costs and we may be unable to fully pass these costs to our customers through increased selling prices, which could deteriorate our profitability.  In addition further changes that hurt our ability to attract and retain personnel could adversely affect our results of operations in the future.

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

Risks Related to Financial Matters

We may be restricted in our ability to borrow under our revolving credit facility or service our indebtedness. Significant operating losses or significant uses of cash in our operations could cause us to default on our asset-based revolving credit facility. We rely on our credit facility, as well as on cash generated by our operations, to fund our working capital and capital expenditure needs, to make acquisitions, to fund repurchases under our share repurchase program and to pay dividends should we choose to do so in the future. Our working capital needs are generally greater in advance of the spring and summer selling seasons.  Availability under our credit facility is primarily a function of the levels of our accounts receivable and inventory, as well as the uses of cash in our operations. A significant deterioration in our accounts receivable or inventory levels could restrict our ability to borrow additional funds or service our indebtedness. Cash on hand and availability under our U.S. revolving credit facility totaled $45.3 million at October 2, 2021, well above the minimum thresholds specified in our credit agreement.  In addition, we were above the 1.1 to 1.0 FCCR for the preceding 12-month period. A significant deterioration in our business could cause our availability to fall below minimum thresholds, thereby requiring us to maintain the minimum FCCR specified in our credit agreement, which we may not be able to maintain. The covenants include, among other things, limitations on asset sales, consolidations, mergers, liens, indebtedness, loans, investments, guaranties, acquisitions, dividends, stock repurchases, and transactions with affiliates. If an event of default under our credit facility occurred or became imminent, we may request our credit agreement lenders to provide a waiver.  If we were unsuccessful in that endeavor, we could explore alternative sources of capital, whether debt or equity, which would likely be more expensive than the costs we incur under our credit facility.  If we were unable to cure an un-waived event of default under our credit facility, we would be unable to borrow additional amounts under the facility, we could be unable to make acquisitions as well as fund share repurchases and pay dividends, and our lenders thereunder could accelerate our obligations under the agreement and foreclose on our assets subject to the liens in their favor. This circumstance would have a material adverse effect on our financial position and results of operations.

Deterioration in the financial condition of our customers or suppliers and changes in the operations and strategies of our customers or suppliers could adversely affect our financial position and results of operations. We extend credit to our customers, generally without requiring collateral. The extension of credit involves considerable judgment and is based on an evaluation of each customer’s financial condition and payment history. We monitor credit risk exposure by periodically obtaining credit reports and updated financial statements on our customers. Deterioration in the economy, declines in consumer purchases of apparel, disruption in the apparel retail environment, or the inability of our customers to access liquidity could have an adverse effect on the financial condition of our customers. During the past several years, various retailers and other customers have experienced significant difficulties, including consolidations, restructurings, bankruptcies and liquidations as well as retail shutdowns as a result of the COVID-19 pandemic. The inability of retailers and other customers to overcome these difficulties may continue or even increase due to the current economic and retail market conditions. We maintain an allowance for doubtful accounts for potential credit losses based upon current conditions, historical trends, estimates and other available information, which involves judgments and uncertainties. During fiscal year 2020, we estimated and recorded additional reserves based on the heightened risks in the market as the U.S. and our customers continue to recover from the early stages of the COVID-19 pandemic. During fiscal year 2021, customers paid on the credit extended to them, and we ended fiscal year 2021 with days sales outstanding at 47.4 days, down from 51.2 days at September 2020 and 47.5 days at September 2019.  As such, we reversed the additional credit risk reserves recorded during fiscal year 2020, but maintain our normal allowance for doubtful accounts for potential credit losses.  Although our historical allowances have been materially accurate, if market conditions change, additional reserves may be required. The inability to collect on sales to significant customers or a group of customers could have a material adverse effect on our financial condition and results of operations. Significant changes in the financial condition of any of our suppliers or other parties with which we do business could result in disruption to our business and have a material adverse effect on our financial condition and results of operations.

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

Our variable rate debt subjects us to interest rate risk that could cause our debt service obligations to increase significantly. The debt we incur under our asset-based revolving credit facility is at variable rates of interest, which exposes us to interest rate risk. If interest rates increase, our obligations on this variable rate indebtedness would increase even though the amount borrowed remained the same, and there would be a corresponding decrease in our net income and cash flows, including cash available for servicing our debt. In addition, certain of the variable rate indebtedness extended to us uses the London Interbank Offered Rate (LIBOR) as a benchmark for establishing the interest rate. While we believe we will continue to use LIBOR through fiscal 2022 and into fiscal 2023, recent regulatory reform efforts may cause LIBOR to cease to exist, new methods of calculating LIBOR to be established, or the use of an alternative reference rate(s). These consequences are not entirely predictable and could have an adverse impact on our financing costs, returns on investments, valuation of derivative contracts and our financial results.

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

We may be subject to the impairment of acquired intangible assets. When we acquire a business, a portion of the purchase price of the acquisition may be allocated to goodwill and other identifiable intangible assets. The amount of the purchase price that is allocated to goodwill is determined by the excess of the purchase price over the net identifiable assets acquired. At September 2021 and 2020, our goodwill and other intangible assets were approximately $64.2 million and $57.8 million, respectively. We conduct an annual review, and more frequent reviews if events or circumstances dictate, to determine whether goodwill is impaired. We also determine whether impairment indicators are present related to our identifiable intangible assets. If we determine that goodwill or intangible assets are impaired, we would be required to write down the value of these assets. We complete our annual impairment test of goodwill on the first day of our third fiscal quarter. For fiscal year 2021, we concluded based on the valuation estimates that there was no indication of impairment on the goodwill recorded on our financial statements. We also concluded that there are no additional indicators of impairment related to our intangible assets. There can, however, be no assurance that we will not be required to take an impairment charge in the future, which could have a material adverse effect on our results of operations.

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

As of November 17, 2021, we had 6,974,660 shares of common stock outstanding. We believe that approximately 36% of our stock is beneficially owned by entities and individuals who each own more than 5% of the outstanding shares of our common stock. Institutional investors that beneficially own more than 5% of the outstanding shares own approximately 24% of the outstanding shares of our common stock. Sales of substantial amounts of our common stock in the public market by any of these large holders could adversely affect the market price of our common stock, especially in light of the limited trading volumes.

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

Item 1B. Unresolved Staff Comment

None.

Item 2. Properties

Our principal executive office is located in a leased facility in Duluth, Georgia. We own and lease properties supporting our manufacturing, distribution, direct retail, and administrative activities. The majority of our products are manufactured through a combination of facilities that we either own or lease and operate. The following listing summarizes the significant categories as of September 2021:

	Owned	Leased	Other	Total
Manufacturing	2	6	—	8
Distribution	2	1	1	4
Decoration/distribution	1	7	1	9
Retail stores/showroom	1	17	—	18
Offices	—	5	—	5
Total	6	36	2	44

Our primary manufacturing as of September 2021, are as follows:

Name	Location	Utilization	Segment
Ceiba Textiles	Naco, Quimistan, Santa Barbara Honduras	Knit/dye/finish/cut	Delta Group
Honduras Plant	San Pedro Sula, Honduras	Sew	Delta Group
Cortes Plant	San Pedro Sula, Honduras	Sew	Delta Group
Campeche Plant	Seybaplaya, Campeche Mexico	Cut/sew	Delta Group/Salt Life Group
Campeche Sportswear	Campeche, Mexico	Decoration	Delta Group/Salt Life Group
Textiles LaPaz	La Paz, El Salvador	Cut/sew/decoration	Delta Group
Fayetteville Plant	Fayetteville, North Carolina	Cut/sew/decoration	Delta Group/Salt Life Group
Rowland Plant	Rowland, North Carolina	Sew	Delta Group

As of September 2021 and 2020, our long-lived assets in Honduras, El Salvador and Mexico collectively encompassed approximately 25% and 28%, respectively, of our consolidated net property, plant and equipment, of which 18% and 21%, respectively, were in Honduras.  See Item 1A. Risk Factors for a description of risks associated with our operations located outside of the United States.

Our primary distribution centers, including those integrated with decoration operations, as of September 2021, are as follows:

Location	Utilization	Segment
Clinton, TN	Distribution	Delta Group
Fayetteville, NC	Distribution	Salt Life Group
Hebron, OH	Distribution	Delta Group
Opelika, AL	Distribution	Delta Group
Clearwater, FL	Decoration/distribution	Delta Group
Cranbury, NJ	Decoration/distribution	Delta Group
Fayetteville, NC	Decoration/distribution	Delta Group
Lewisville, TX	Decoration/distribution	Delta Group
Miami, FL	Decoration/distribution	Delta Group
Nashville, TN	Decoration/distribution	Delta Group
Phoenix, AZ	Decoration/distribution	Delta Group
Sparks, NV	Decoration/distribution	Delta Group
Storm Lake, IA	Decoration/distribution	Delta Group

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

Part II

Item 5. Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock:  The common stock of Delta Apparel, Inc. is listed and traded on the NYSE American under the symbol “DLA.” As of November 17, 2021, there were approximately 785 record holders of our common stock.

Dividends: Our Board of Directors did not declare, nor were any dividends paid, during 2021 or 2020. Subject to the provisions of any outstanding blank check preferred stock (none of which is currently outstanding), the holders of our common stock are entitled to receive whatever dividends, if any, that may be declared from time to time by our Board of Directors in its discretion from funds legally available for that purpose. Pursuant to the terms of our credit facility, we are allowed to make cash dividends and stock repurchases if (i) as of the date of the payment or repurchase and after giving effect to the payment or repurchase, we have availability on that date of not less than 15% of the lesser of the borrowing base or the commitment, and average availability for the 30-day period immediately preceding that date of not less than 15% of the lesser of the borrowing base or the commitment; and (ii) the aggregate amount of dividends and stock repurchases after May 10, 2016, does not exceed $10 million plus 50% of our cumulative net income (as defined in the Amended Credit Agreement) from the first day of the third quarter of fiscal year 2016 to the date of determination.  At September 2021, and September 2020, there was $19.0 million and $8.8 million, respectively, of retained earnings free of restrictions to make cash dividends or stock repurchases.

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

Item 6. Reserved

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

Business Outlook

Our fourth quarter and full year results for fiscal 2021 outpaced our expectations. We believe this shows the strength of our unique business model to service diversified sales channels and demonstrated the successful streamlining of our organization.  We delivered record full year results, with a 7.5% operating margin on $437 million in net sales, resulting in $2.86 earnings per diluted share.

In our Activewear business, the streamlining of our organization has allowed us to remain nimble as we fluidly adapt to the needs of our diversified customer base. Our executive leadership, planning, sales force and customer service teams are all aligned to service the distinctive Delta Direct, Retail Direct and Global Brands sales channels, which is a win-win for Delta Apparel and our customers. Customers seeking our portfolio of Delta, Delta Platinum, Soffe, and sourced-branded products can purchase them directly from our Delta Direct business, formerly referred to as Delta Catalog. Delta Direct services key channels, such as the screen print, promotional, and eRetailer channels as well as the retail licensing channel, whose customers sell through to many mid-tier and mass market retailers. In our Global Brands & Retail Direct business, we are a supply chain partner to global brands, from product development of custom garments to shipment of their branded products, with the majority of products being sold with value-added services. We also serve retailers by providing our portfolio of Delta, Delta Platinum, and Soffe products directly to their retail stores and through their ecommerce channels. In fiscal 2021 we achieved record sales of $127 million in our Global Brands & Retail Direct business.

On-shore and near-shore strategies have become an integral component of brands’ and retailers’ sourcing plans driven by many factors, including changes in trade policies, speed to market, social, environmental and sustainability efforts, inflationary pressures and supply chain disruptions. We have seen an increased desire from existing and new customers who want to use Delta Activewear as their supply chain partner. Our western hemisphere manufacturing platform, with its broad product capabilities, coupled with our unparalleled service levels, provides customers the diversification and confidence they desire within their supply chain. This past year has been a challenging manufacturing environment with limited availability of raw materials. Our teams have tackled these industry challenges proactively and despite the headwinds, have successfully grown our manufacturing output to record levels. The higher production in the first half of fiscal 2022 should allow us to be in a stronger inventory position to service the spring 2022 business. We also expect to bring further capacity on line in the second half of fiscal 2022, providing additional flexibility of product capabilities for our customers.

DTG2Go, our digital print business, remains committed to serving retailers, intellectual property holders, and brands with on-demand products, and remains focused on achieving the highest quality and service in the business. DTG2Go made significant investments this year on research and development to achieve a “digital-first” model utilizing the full decoration platform of digital, hybrid and screen print, making digital indistinguishable from traditional products. We believe the unlocking of this market channel to digital print will result in significant growth opportunities for DTG2Go in fiscal 2022 and beyond. We continue to see customers realizing the benefits of our integrated model with Activewear, and in fiscal 2021 Delta blanks were used for over 51% of the garments digitally printed. This is up significantly from the 32% utilization in fiscal year 2020. This trend is promising as it creates a more efficient operation, reduces garment cost for our customers, and lowers working capital needs in the business.

Within our Salt Life Group, we have divested the Coast brand and ceased operations of the two Coast retail stores in the 2021 fiscal fourth quarter as the leases expired. The brand has been purchased by a regional retailer who is excited to be offering the brand in their stores. During the year we also completed a license agreement for the Salt Life beer. This puts Salt Life Lager in the hands of beer professionals, and we are already receiving royalty payments on the revenue they have generated. These actions will allow our Salt Life team to focus on the many initiatives which should continue to drive growth for the brand.

Our Salt Life lifestyle brand awareness and consumer engagement is at an all-time high. Salt Life has the strongest order bookings in its history for spring 2022 and summer 2022. While Salt Life has always been known for its cotton graphic tees, Salt Life’s performance wear and ladies’ categories are gaining great momentum with consumers. During fiscal 2021, Salt Life reached a milestone with 32% of its sales direct to consumers. Of this, over $10 million was from consumers visiting our thirteen branded retail doors, with sales for those stores open a year ago growing 19% during the fourth quarter. We plan to open seven new stores in fiscal 2022 across Florida, South Carolina, Alabama and Texas, with continuing plans to open six to eight new Salt Life stores annually for the next several years.

We believe the opportunities Delta Apparel, Inc. has to grow its top line and further expand profitability are the most robust we have seen in our history. We remain optimistic about the broad-based growth opportunities and are poised for further manufacturing expansion to support the demand we anticipate in fiscal 2022 and beyond. Overall, we expect top-line growth and operating profit expansion in fiscal 2022, resulting in all-time record revenue and earnings per share in fiscal 2022.

Results of Operations

Net sales for 2021 were $436.8 million, up 14.6% from $381.0 million in the prior year.  Our growth was broad-based reaching all time record sales in our Global Brands & Retail Direct sales channel in our Delta Group Segment and in our branded retail stores in our Salt Life segment.   Net sales in 2020 were impacted by the COVID-19 pandemic, which halted retail in the U.S. beginning in mid-March through the first half of the June quarter, and disrupted our non-U.S. manufacturing operations for most of the June quarter in 2020.  Our direct-to-consumer and business-to-business ecommerce and branded retail sales represented a larger portion of consolidated revenue in the current year, constituting 10.4% of total net sales for 2021 compared to 9.9% of net sales in the prior year.

Delta Group segment net sales increased 13% to $387.0 million in 2021 compared to prior year net sales of $343.9 million. While the COVID-19 pandemic negatively impacted sales performance in the prior year, fiscal year 2021 was a record year for our Global Brands & Retail Direct business reaching $127 million in sales, as brands and retailers used Delta Activewear as their supply chain partner.

Salt Life Group segment net sales were $49.7 million in 2021, a 34% increase from $37.1 million in the prior year. Wholesale sales grew 30% in fiscal 2021 and our branded retail stores accelerated throughout the year reaching $10 million in sales for the year. In the prior year, this segment was impacted by the COVID-19 pandemic with the temporary closure of retail, including our Salt Life branded retail stores, in the prior year June quarter.

Overall gross profit increased 49% to $101.8 million from $68.4 million in the prior period. Gross margins improved 540 basis points to 23.3% of sales from prior year margin of 17.9% of sales. Adjusting for the $14.7 million impact of COVID-19 related expenses in 2020, gross margins would have been 21.8%. The improvement over prior year is attributable to favorable product mix and process improvements within the Delta Group segment’s integrated vertical manufacturing platform.

Delta Group segment gross margins improved 500 basis points to 20.2% compared to 15.2% in the prior year. The prior year was unfavorably impacted by $14.7 million of COVID-19 related expenses. Adjusting for these discrete impacts, gross margins would have been 19.4% in 2020.

Salt Life Group segment gross margins were 47.9% compared to 43.6% in 2020, a 430 basis point improvement. Margins were favorably impacted by a stronger mix of direct-to-consumer sales and favorable mix of higher profitability products.

Selling, general and administrative (“SG&A”) expenses in 2021 were $70.7 million, or 16.2% of sales, compared to $68.4 million, or 17.9% of sales, in 2020. Adjusting for $2.4 million of COVID-19 related expenses, adjusted SG&A for 2020 was $66.0 million, or 17.3% of sales. Expenses increased in 2021 due to increased labor costs and higher variable selling costs as well as incentive-based compensation, but expenses were lower as a percentage of sales due to leveraging fixed costs against higher sales volume.

Other income of $1.6 million in 2021 included $0.5 million of profits related to our Honduran equity method investment as well as $2.4 million income from the net reduction in contingent consideration liabilities, partially offset by $1.3 million of expenses related to the impact of the two hurricanes that disrupted our Honduran manufacturing facilities in the December quarter.  In 2020, we recognized $8.1 million in expenses caused from the COVID-19 pandemic related to incremental costs to right size production to new forecasted demand and increased inventory reserves related to the heightened risks in the market as the U.S. continued its recovery. In addition, in 2020 we recognized income from our Honduran equity method investment as well as $0.2 million in income from net reductions in contingent consideration liabilities.

Operating profit for 2021 was $32.8 million, an all time record operating profit for the Company.  This compares to an operating loss of $7.1 million in the prior year. Operating income, adjusted for discrete items, was $18.1 million in fiscal year 2020.

Delta Group segment operating income for 2021 was $40.0 million, or 10.3% of sales, compared to $6.6 million, or 1.9% of sales, in 2020.  Adjusting for the $23.7 million in COVID-related expenses in the prior year, operating income would have been $30.3 million, or 8.8% of sales.   The improvement in operating income is attributable to increased sales volumes and gross margin expansion. Operating income also improved due to strategic cost reductions associated with integration efficiencies between the Soffe and Activewear businesses.

Salt Life Group segment operating income was $5.8 million for 2021 compared to prior year operating income of $0.5 million.  Adjusting for the $0.8 million in COVID-related expenses in the prior year, operating income would have been $1.3 million, or 3.4% of net sales. Operating income improved due to higher sales volume coupled with favorable product mix.

Interest expense for 2021 was $6.8 million compared to $7.0 million in 2020. The decrease is primarily due to lower average debt levels.

Our 2021 effective income tax rate is 21.9% compared to 23.6% in the prior year. See Note 9—Income Taxes for more information.

Net income attributable to shareholders in 2021 was $20.3 million, or $2.86 per diluted share. The prior year net loss was $10.6 million, or a loss of $1.53 per diluted share, and adjusted net income in 2020 was $8.6 million, or $1.22 income per diluted share.

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

	Year Ended
	September 2021	September 2020
Operating income (loss)	$32,711	$(7,075)
Adjustments for COVID-19 expenses (1)	—	25,200
Adjusted operating income	$32,711	$18,125

Net earnings (loss) attributable to shareholders	$20,296	$(10,577)
Adjustments for COVID-19 expenses, net of tax (1)	—	19,152
Adjusted net earnings attributable to shareholders	$20,296	$8,575

Reported weighted average number of shares assuming dilution	7,093	6,921
Adjustments impact on dilutive effect of stock awards	—	87
Adjusted weighted average number of shares assuming dilution	7,093	7,008

Reported diluted earnings per share	$2.86	$(1.53)
Adjustments for COVID-19 expenses, net of tax (1)	—	2.73
Adjusted diluted earnings per share (2)	$2.86	$1.22

(1)   Our 2020 results included approximately $25.2 million of pre-tax expenses associated with the impacts from the COVID-19 pandemic and primarily related to the curtailment of manufacturing operations ($11.9 million), incremental costs to right size production to new forecasted demand ($2.6 million), increased accounts receivable and inventory reserves related to the heightened risks in the market as the U.S. continues its recovery ($6.6 million), and other expenses ($4.1 million). These costs are included within net sales ($0.5 million), cost of goods sold ($14.2 million), SG&A expenses ($2.4 million), and other loss (income), net ($8.1 million).

(2)   Totals may not add due to rounding.

Liquidity and Capital Resources

Operating Cash Flows

Cash provided by operating activities in 2021 was $25.5 million compared to $31.8 million for 2020.  The lower operating cash flows in 2021 primarily relate to an increase in inventory levels to support demand from customers.

Investing Cash Flows

Cash used in investing activities in 2021 and 2020 was $13.1 million and $12.1 million, respectively. Capital expenditures during 2021 and 2020 were $15.8 and $13.6 million, respectively.  Capital expenditures in both periods primarily related to investments in our distribution expansion, digital print equipment, information technology, and retail stores. There were $12.3 million in expenditures financed under capital lease arrangements and $2.9 million in unpaid expenditures as of September 2021.

We expect to spend approximately $20 million in capital expenditures in 2022, primarily on our manufacturing expansion, digital print equipment, information technology, and direct-to-consumer investments, including seven new Salt Life retail store openings.

Financing Activities

Cash used by financing activities was $19.5 million in 2021 compared $3.9 million in 2020. In 2021, we lowered the outstanding on our U.S credit facility and made the required payments on our capital lease financing, while in 2020 we utilized the cash proceeds from our U.S. credit facility to pay the required payments on our capital financing and to fund our operating activities and certain capital investments. In 2021, we paid $2.1 million in contingent consideration related to the DTG2Go acquisition compared to $2.5 million paid in the prior year. We did not purchase any shares of our common stock during 2021 compared to $2.0 million in repurchases in the prior year.

Future Liquidity and Capital Resources

See Note 8 – Long-Term Debt to the Consolidated Financial Statements for discussion of our various financing arrangements, including the terms of our revolving U.S. credit facility.

Our credit facility, as amended on August 28, 2020, as well as cash flows from operations, are intended to fund our day-to-day working capital needs, along with capital lease financing arrangements, to fund our planned capital expenditures.  However, any material deterioration in our results of operations, may result in the loss of our ability to borrow under our U.S. revolving credit facility and to issue letters of credit to suppliers, or may cause the borrowing availability under that facility to be insufficient for our needs. Availability under our credit facility is primarily a function of the levels of our accounts receivable and inventory. A significant deterioration in our accounts receivable or inventory levels could restrict our ability to borrow additional funds or service our indebtedness.

Our credit facility includes a financial covenant that if the availability under our credit facility falls below the amounts specified in our credit agreement, our Fixed Charge Coverage Ratio (“FCCR”) (as defined in our credit agreement) for the preceding 12-month period must not be less than 1.1 to 1.0. Our availability at September 2021, was above the minimum thresholds specified in our credit agreement, and we were above the 1.1 to 1.0 FCCR for the preceding 12-month period. A significant deterioration in our business could cause our availability to fall below minimum thresholds, thereby requiring us to maintain the minimum FCCR specified in our credit agreement, which we may not be able to maintain.

Derivative Instruments

From time to time, we may purchase cotton option contracts to economically hedge the risk related to market fluctuations in the cost of cotton used in our operations. We do not receive hedge accounting treatment for these derivatives. As such, the realized gains and losses associated with them were recorded within cost of goods sold on the Consolidated Statement of Operations. There were no material option agreements that were outstanding at September 2021.

From time to time, we may use interest rate swaps or other instruments to manage our interest rate exposure and reduce the impact of future interest rate changes. These financial instruments are not used for trading or speculative purposes. We have designated our interest rate swap contracts as cash flow hedges of our future interest payments. As a result, the gains and losses on the swap contracts are reported as a component of other comprehensive income and are reclassified into interest expense as the related interest payments are made. As of September 2021, all of other comprehensive income was attributable to shareholders; none related to the non-controlling interest. The changes in fair value of the interest rate swap agreements resulted in other comprehensive gain, net of taxes, of $0.5 million for the year ended September 2021, and other comprehensive loss, net of taxes, of $0.4 million for the year ended September 2020.

Off-Balance Sheet Arrangements

As of September 2021, we did not have any off-balance sheet arrangements that were material to our financial condition, results of operations or cash flows as defined by Item 303(a)(4) of Regulation S-K promulgated by the SEC other than letters of credit, and purchase obligations. We have disclosed letters of credit and purchase obligations in Note 15—Commitments and Contingencies.

Dividends and Purchases of our Own Shares

Pursuant to the terms of our credit facility, we are allowed to make cash dividends and stock repurchases if (i) as of the date of the payment or repurchase and after giving effect to the payment or repurchase, we have availability on that date of not less than 15% of the lesser of the borrowing base or the commitment, and average availability for the 30-day period immediately preceding that date of not less than 15% of the lesser of the borrowing base or the commitment; and (ii) the aggregate amount of dividends and stock repurchases after May 10, 2016, does not exceed $10 million plus 50% of our cumulative net income (as defined in the Amended Credit Agreement) from the first day of the third quarter of  2016 to the date of determination.  At September 2021, and September 2020, there was $19.0 million and $8.8 million, respectively, of retained earnings free of restrictions to make cash dividends or stock repurchases.

Our Board of Directors did not declare, nor were any dividends paid, during 2021 and 2020.  Any future cash dividend payments will depend upon our earnings, financial condition, capital requirements, compliance with loan covenants and other relevant factors.

As of September 2021, our Board of Directors had authorized management to use up to $60.0 million to repurchase stock in open market transactions under our Stock Repurchase Program. There were no repurchases of our common stock in 2021. During 2020, we purchased 99,971 shares of our common stock for a total cost of $2.0 million. As of September 2021, we had purchased 3,598,933 shares of common stock for an aggregate of $52.5 million since the inception of the Stock Repurchase Program.  All purchases were made at the discretion of management and pursuant to the safe harbor provisions of SEC Rule 10b-18.  As of September 2021, $7.5 million remained authorized by our Board of Directors for future purchases under our Stock Repurchase Program, which does not have an expiration date.

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

We record reductions to revenue for estimated customer returns, allowances, markdowns and discounts. We estimate these reductions based on historical rates of customer returns and allowances as well as the specific identification of outstanding returns, markdowns and allowances that have not yet been received by us. The actual amount of customer returns and allowances, which is inherently uncertain, may differ from our estimates. If we determine that actual or expected returns or allowances are significantly higher or lower than the reserves we established, we would record a reduction or increase, as appropriate, to net sales in the period in which we make such a determination. Reserves for returns, allowances, markdowns and discounts are included within accrued expenses as refund liabilities, and the value of inventory associated with reserves for sales returns are included within prepaid expenses and other current assets on the Consolidated Balance Sheets. As of September 2021, and September 2020, there was $1.0 million and $1.3 million, respectively, in refund liabilities for customer returns, allowances, markdowns and discounts included within accrued expenses.

Accounts Receivable and Related Reserves

Accounts receivable consists primarily of receivables from our customers arising from the sale of our products, and we generally do not require collateral from our customers.  We actively monitor our exposure to credit risk through the use of credit approvals and credit limits. Accounts receivable is presented net of reserves for doubtful accounts.

We estimate the net collectability of our accounts receivable and establish an allowance for doubtful accounts based upon this assessment.  In situations where we are aware of a specific customer’s inability to meet its financial obligation, such as in the case of a bankruptcy filing, we assess the need for a specific reserve for bad debts.  Reserves are determined through analysis of the aging of accounts receivable balances, historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in customer payment terms. Although our historical allowances have been materially accurate, if market conditions change, additional reserves may be required. Bad debt expense was less than 1% of net sales in each of 2021 and 2020.

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

Goodwill

Goodwill and definite-lived intangibles were recorded in conjunction with our acquisitions of Salt Life, DTG2Go, and SSI. We did not record any separately identifiable indefinite-lived intangibles associated with any of these acquisitions.  Goodwill represents the excess of the purchase price and related costs over the value assigned to net tangible and identifiable intangible assets acquired and liabilities assumed. Goodwill must be tested for impairment at least annually or more frequently if events or changes in circumstances indicate that the carrying amount may be impaired, and goodwill is required to be written down when impaired.  As of April 4, 2021, we performed our annual goodwill impairment evaluation and concluded that the goodwill for the Salt Life and DTG2Go reporting units were not impaired. The goodwill impairment testing process involved the use of significant assumptions, estimates and judgments with respect to a variety of factors, including projected sales, gross margins, selling, general and administrative expenses, capital expenditures and cash flows and the selection of an appropriate discount rate, all of which are subject to inherent uncertainties and subjectivity. Our assumptions were based on annual business plans and other forecasted results as well as the selection of a discount rate, all of which we believe represent those of a market participant. We also believe these assumptions are reflective of the current macro-economic environment, including the impacts of the COVID-19 pandemic. We believe that the most significant elements of uncertainty are the intensity and duration of the impact on retailers as well as the ability of our customers, supply chain, and distribution to operate with minimal disruption, all of which could negatively impact the reporting units' financial position, results of operations, cash flows, and outlook. Given the current macro-economic environment and the uncertainties regarding its potential impact on our business, there can be no assurance that our estimates and assumptions used in our impairment tests will prove to be accurate predictions of the future. If our assumptions regarding fair value are not achieved, it is possible that an impairment review may be triggered and goodwill or other intangible assets may be impaired in a future period.

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

We established a valuation allowance related to certain of our state operating loss carryforward amounts in accordance with the provisions of ASC 740.  We continually review the adequacy of the valuation allowance and recognize the benefits of deferred tax assets if reassessment indicates that it is more likely than not that the deferred tax assets will be realized based on earnings forecasts in the respective state tax jurisdictions.  As of September 2021, we had state NOLs of approximately $46.3 million, with deferred tax assets of $2.2 million related to these state NOLs, and related valuation allowances against them of approximately $0.6 million. These state net loss carryforwards expire at various intervals from 2026 through 2040.

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

Item 8. Financial Statements and Supplementary Data

Our Consolidated Financial Statements for each of our periods ended September 2021, and September 2020, together with the Reports of Independent Registered Public Accounting Firms thereon, are included in this report commencing on page F-1 and are listed under Part IV, Item 15 in this report.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 2021, and, based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures were effective at the evaluation date.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 2021. In this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) ("COSO") in Internal Control – Integrated Framework. The scope of our efforts to comply with the internal requirements of Section 404 of the Sarbanes-Oxley Act of 2002 with respect to fiscal year 2021 included all of our operations. Based on our evaluation, our management has concluded that, as of September 2021, our internal control over financial reporting is effective.

The effectiveness of our internal control over financial reporting as of September 2021, has been audited by Ernst & Young, LLP ("EY"), our independent registered public accounting firm, who also audited our Consolidated Financial Statements. EY’s attestation report on our internal controls over financial reporting is included herein.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the fourth quarter of 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

   To the Shareholders and the Board of Directors of Delta Apparel, Inc. and Subsidiaries

Opinion on Internal Control over Financial Reporting

We have audited Delta Apparel, Inc. and Subsidiaries’ internal control over financial reporting as of October 2, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Delta Apparel, Inc. and Subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of October 2, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of October 2, 2021, and October 3, 2020, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity and cash flows for each of the two years in the period ended October 2, 2021, and the related notes and our report dated November 22, 2021 expressed an unqualified opinion thereon.

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

   /s/ Ernst & Young LLP

Atlanta, Georgia

November 22, 2021

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference from the portions of the definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days following the end of our 2021 fiscal year under the headings "Proposal No. 1: Election of Directors", “Corporate Governance”, “Executive Officers” and “Delinquent Section 16(a) Reports.”

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

Item 11. Executive Compensation

The information required by this Item is incorporated herein by reference from the portions of the definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days following the end of our 2021 fiscal year under the headings “Executive Compensation,” “Compensation Tables,” and "Director Compensation."

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information relating to security ownership by certain beneficial owners and management is incorporated herein by reference from the portion of the definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days following the end of 2021 “Equity Compensation Plan Information" and “Stock Ownership of Management and Principal Shareholder.”

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

Set forth in the table below is certain information about securities issuable under our equity compensation plans as of September 2021.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights (2)	Number of securities remaining available for future issuance under equity compensation plans (excluding those currently outstanding)
Equity compensation plans approved by security holders	215,000	$—	415,922
Equity compensation plans not approved by security holders	—	—	—
Total	215,000	$—	415,922

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference from the portion of the definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days following the end of 2021under the heading "Corporate Governance".

Item 14. Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference from the portion of the definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days following the end of 2021 under the heading “Proposal No. 3: Ratification of Appointment of Independent Registered Public Accounting Firm”.

Part IV

Item 15. Exhibits and Financial Statement Schedules

Financial Statements:

Report of Independent Registered Public Accounting Firms.

Consolidated Balance Sheets as of September 2021, and September 2020.

Consolidated Statements of Operations for the years ended September 2021, and September 2020.

Consolidated Statements of Comprehensive (Loss) Income for the years ended September 2021, and September 2020.

Consolidated Statements of Shareholders’ Equity for the years ended September 2021, and September 2020.

Consolidated Statements of Cash Flows for the years ended September 2021, and September 2020.

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

10.5.1	Delta Apparel, Inc. 2020 Stock Plan: Incorporated by reference to Exhibit 1to the Company's Proxy Statement filed on December 17, 2019.***
10.6	Yarn Supply Agreement dated as of January 5, 2005, between Delta Apparel, Inc. and Parkdale Mills, LLC and Parkdale America, LLC+
10.6.1	First Amendment to Yarn Supply Agreement dated as of June 26, 2009 between Delta Apparel, Inc. and Parkdale Mills, LLC, and Parkdale America, LLC+
10.6.2	Second Amendment to Yarn Supply Agreement dated as of October 21, 2011 between Delta Apparel, Inc. and Parkdale Mills, LLC, and Parkdale America, LLC+
10.6.3	Third Amendment to Yarn Supply Agreement dated as of March 11, 2013, between Delta Apparel, Inc. and Parkdale Mills, LLC, and Parkdale America, LLC+
10.6.4	Fourth Amendment to Yarn Supply Agreement dated as of December 11, 2015, between Delta Apparel, Inc. and Parkdale Mills, LLC, and Parkdale America, LLC+
10.6.5	Fifth Amendment to Yarn Supply Agreement dated as of December 27, 2018, between Delta Apparel, Inc. and Parkdale Mills, LLC, and Parkdale America, LLC: Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 28, 2018.**
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

10.16	Agreement between Delta Apparel, Inc. and IMG Worldwide, Inc. dated December 6, 2013: Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 6, 2013.
10.17	Form of Restricted Stock Unit and Performance Unit Award Agreement: Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on February 9, 2016.***

10.18	Form of Restricted Stock Unit Award Agreement: Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on February 9, 2016.***
10.19	Form of Performance Unit Award Agreement: Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on May 8, 2017.***
10.20	Form of Restricted Stock Unit and Performance Unit Award Agreement: Incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K filed on November 28, 2017.***
10.21	Form of Restricted Stock Unit Award Agreement: Incorporated by reference to Exhibit 10.23 to the Company's Quarterly Report on Form 10-Q filed on May 7, 2018.***
10.22	Form of Restricted Stock Unit and Performance Unit Award Agreement: Incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K filed on November 21.2019.***
21	Subsidiaries of the Company.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*

All reports previously filed by the Company with the Commission pursuant to the Securities Exchange Act, and the rules and regulations promulgated thereunder, exhibits of which are incorporated to this Report by reference thereto, were filed under Commission File Number 1-15583.

+	Portions of this exhibit (indicated therein by asterisk) have been omitted for confidential treatment.
**	Portions of this exhibit have been omitted pursuant to a request for confidential treatment and have been filed separately with the Securities and Exchange Commission.
***	This is a management contract or compensatory plan or arrangement.

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

DELTA APPAREL, INC.
(Registrant)

November 22, 2021	By: Deborah H. Merrill
Date	Deborah H. Merrill
Chief Financial Officer and President, Delta Group
(principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and as of the dates indicated.

/s/Anita D. Britt	11/22/2021	/s/Robert W. Humphreys	11/22/2021
Anita D. Britt	Date	Robert W. Humphreys	Date
Director		Chairman and Chief Executive Officer
(principal executive officer)

/s/J. Bradley Campbell	11/22/2021	/s/Deborah H. Merrill	11/22/2021
J. Bradley Campbell	Date	Deborah H. Merrill	Date
Director		Chief Financial Officer and President, Delta Group
(principal financial and accounting officer)

/s/G. Jay Gogue	11/22/2021	/s/A. Alexander Taylor, II	11/22/2021
G. Jay Gogue	Date	A. Alexander Taylor, II	Date
Director		Director

/s/Glenda E. Hood	11/22/2021	/s/David G. Whalen	11/22/2021
Glenda E. Hood	Date	David G. Whalen	Date
Director		Director

Delta Apparel, Inc. and Subsidiaries

Report of Independent Registered Public Accounting Firm

   To the Shareholders and the Board of Directors of Delta Apparel, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Delta Apparel, Inc. and Subsidiaries (the Company) as of October 2, 2021 and October 3, 2020, the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the two years in the period ended October 2, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at October 2, 2021 and October 3, 2020, and the results of its operations and its cash flows for each of the two years in the period ended October 2, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of October 2, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated November 22, 2021 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosures to which it relates.

Inventory Reserve Valuation

Description of the Matter

As described in Note 4 to the Company’s consolidated financial statements, the Company’s inventories totaled approximately $161.7 million as of October 2, 2021, net of approximately $15.9 million of inventory reserves. As discussed in Note 2 to the consolidated financial statements, the Company states inventories at the lower of cost or net realizable value. In connection with this policy, the Company periodically reviews inventory quantities on hand and records reserves for obsolescence, excess quantities, irregulars and slow-moving inventory based on historical selling prices, current market conditions, and forecasted product demand to reduce inventory to its net realizable value. The Company’s evaluation of inventory valuation includes consideration of the life cycle of the individual products and historical sales and margin information based on such life cycles.

Auditing management’s estimate of certain inventory reserves was complex and required significant judgment due to estimation uncertainty in the assumptions about the life cycle of the individual products.  Changes in these assumptions can lead to a material effect of the amount of recorded inventory reserves.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated design, and tested the operating effectiveness of controls over the Company’s process to determine the valuation of the Company’s inventory reserves. This included internal controls over the Company’s review of significant assumptions underlying the inventory reserve estimate.

To test the adequacy of the Company’s inventory reserve, our substantive audit procedures included, among others, assessing methodologies and assumptions used, testing the accuracy and completeness of the underlying data used in management’s estimation calculations, including aging of inventory and historical margins, and performing sensitivity analysis on the significant assumptions used.

   /s/ Ernst & Young, LLP

We have served as the Company’s auditor since 2016.

Atlanta, Georgia

   November 22, 2021

Delta Apparel, Inc. and Subsidiaries

Consolidated Balance Sheets

(Amounts in thousands, except share amounts and per share data)

	September 2021	September 2020
Assets
Cash and cash equivalents	$9,376	$16,458
Accounts receivable, less allowances of $251 and $684, respectively	66,973	60,146
Other receivables	761	854
Income tax receivable	356	—
Inventories, net	161,703	145,515
Prepaid expenses and other current assets	3,794	3,795
Total current assets	242,963	226,768

Property, plant and equipment, net	67,564	63,950
Goodwill	37,897	37,897
Intangible assets, net	26,291	19,948
Deferred income taxes	1,854	4,052
Operating lease assets	45,279	54,645
Equity method investment	10,433	10,573
Other assets	2,007	2,398
Total assets	$434,288	$420,231

Liabilities and Equity
Liabilities:
Accounts payable	$52,936	$49,800
Accrued expenses	29,949	20,174
Income taxes payable	379	379
Current portion of finance leases	6,621	6,956
Current portion of operating leases	8,509	9,039
Current portion of long-term debt	7,067	7,559
Current portion of contingent consideration	—	2,120
Total current liabilities	105,461	96,027

Long-term income taxes payable	3,220	3,599
Long-term finance leases, less current maturities	15,669	11,328
Long-term operating leases, less current maturities	38,546	46,570
Long-term debt, less current maturities	101,680	112,782
Long-term contingent consideration	1,897	4,300
Deferred income taxes	1,520	—
Other liabilities	2,101	2,939
Total liabilities	$270,094	$277,545
Shareholders’ equity:
Preferred stock—$0.01 par value, 2,000,000 shares authorized, none issued and outstanding	—	—
Common stock —$0.01 par value, 15,000,000 shares authorized, 9,646,972 shares issued, and 6,974,660 and 6,890,118 shares outstanding as of September 2021, and September 2020, respectively	96	96
Additional paid-in capital	60,831	61,005
Retained earnings	146,860	126,564
Accumulated other comprehensive loss	(786)	(1,322)
Treasury stock —2,672,312 and 2,756,854 shares as of September 2021, and September 2020, respectively	(42,149)	(43,133)
Equity attributable to Delta Apparel, Inc.	164,852	143,210
Equity attributable to non–controlling interest	(658)	(524)
Total equity	164,194	142,686
Total liabilities and equity	$434,288	$420,231

See accompanying Notes to Consolidated Financial Statements.

Delta Apparel, Inc. and Subsidiaries

Consolidated Statements of Operations

(Amounts in thousands, except per share data)

	Year Ended
	September 2021	September 2020
Net sales	$436,750	$381,035
Cost of goods sold	334,870	312,660
Gross profit	101,880	68,375

Selling, general and administrative expenses	70,743	68,383
Other (income) loss, net	(1,574)	7,067
Operating income (loss)	32,711	(7,075)

Interest expense	6,844	7,005
Earnings (loss) before provision for (benefit from) income taxes	25,867	(14,080)
Provision for (benefit from) income taxes	5,705	(3,260)
Consolidated earnings (loss), net	$20,162	$(10,820)
Net loss attributable to non-controlling interest	134	243
Net earnings (loss) attributable to shareholders	20,296	(10,577)

Basic earnings (loss) per share	$2.92	$(1.53)
Diluted earnings (loss) per share	$2.86	$(1.53)

Weighted average number of shares outstanding	6,961	6,921
Dilutive effect of stock options and awards	132	—
Weighted average number of shares assuming dilution	7,093	6,921

See accompanying Notes to Consolidated Financial Statements.

Delta Apparel, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(Amounts in thousands)

	Year Ended
	September 2021	September 2020
Net earnings (loss) attributable to shareholders	$20,296	$(10,577)
Other comprehensive income (loss) related to unrealized gain (loss) on derivatives, net of income tax	536	(353)
Consolidated comprehensive income (loss)	$20,832	$(10,930)

See accompanying Notes to Consolidated Financial Statements

Delta Apparel, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity

(Amounts in thousands, except share amounts)

					Accumulated
			Additional		Other			Non-
	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Controlling
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Interest	Total
Balance at September 2019	9,646,972	$96	$59,855	$136,937	$(969)	2,725,555	$(41,750)	$(281)	$153,888

Net loss	—	—	—	(10,577)	—	—	—	—	(10,577)
Other comprehensive loss	—	—	—	—	(353)	—	—	—	(353)
Net loss attributable to non-controlling interest	—	—	—	—	—	—	—	(243)	(243)
Vested stock awards	—	—	(1,611)	—	—	(68,672)	646	—	(965)
Purchase of common stock	—	—	—	—	—	99,971	(2,029)	—	(2,029)
Stock based compensation	—	—	2,761	—	—	—	—	—	2,761
ASU 2016-02 adoption	—	—	—	204	—	—	—	—	204
Balance at September 2020	9,646,972	96	61,005	126,564	(1,322)	2,756,854	(43,133)	(524)	142,686

Net earnings	—	—	—	20,296	—	—	—	—	20,296
Other comprehensive income	—	—	—	—	536	—	—	—	536
Net loss attributable to non-controlling interest	—	—	—	—	—	—	—	(134)	(134)
Vested stock awards	—	—	(2,117)	—	—	(84,542)	984	—	(1,133)
Stock based compensation	—	—	1,943	—	—	—	—	—	1,943
Balance at September 2021	9,646,972	$96	$60,831	$146,860	$(786)	2,672,312	$(42,149)	$(658)	$164,194

See accompanying Notes to Consolidated Financial Statements.

Delta Apparel, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Amounts in thousands)

	Year Ended
	September 2021	September 2020
Operating activities:
Consolidated net earnings (loss)	$20,162	$(10,820)
Adjustments to consolidated net earnings attributable to net cash provided by operating activities:
Depreciation	11,913	11,097
Amortization of intangibles	1,841	1,659
Amortization of deferred financing fees	325	315
Provision for (benefit from) deferred income taxes	3,542	(3,730)
Provision for market reserves	898	4,906
Non-cash stock compensation	1,943	2,761
Gain on disposal of equipment	(54)	(29)
Contingent consideration earn out adjustment	(2,413)	(361)
Other, net	(615)	(414)
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	(6,734)	(113)
Inventories, net	(17,086)	28,686
Prepaid expenses and other current assets	(1,307)	319
Other non-current assets	1,368	(198)
Accounts payable	3,030	(3,345)
Accrued expenses	8,039	(238)
Change in net operating lease liabilities	493	964
Income taxes	248	(632)
Other liabilities	(126)	968
Net cash provided by operating activities	25,467	31,795

Investing activities:
Purchases of property and equipment	(5,586)	(8,990)
Proceeds from sale of property and equipment	453	—
Proceeds from equipment under financed leases	2,312	—
Cash paid for intangible asset	(6,567)	—
Cash paid for business	(3,665)	(3,077)
Net cash used in investing activities	(13,053)	(12,067)

Financing activities:
Proceeds from long-term debt	453,830	438,770
Repayment of long-term debt	(463,092)	(431,932)
Payment of capital financing	(6,991)	(4,041)
Payment of contingent consideration	(2,110)	(2,500)
Repurchase of common stock	—	(2,029)
Payment of deferred financing costs	—	(1,176)
Payment of withholding taxes on stock awards	(1,133)	(967)
Net cash used in financing activities	(19,496)	(3,875)
Net (decrease) increase in cash and cash equivalents	(7,082)	15,853
Cash and cash equivalents at beginning of period	16,458	605
Cash and cash equivalents at end of period	$9,376	$16,458

Supplemental cash flow information:
Cash paid during the period for interest	$6,554	$6,510
Cash paid during the period for income taxes, net of refunds received	$1,759	$960

See accompanying Notes to Consolidated Financial Statements.

Delta Apparel, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

September 2021

Note 1—The Company

Delta Apparel, Inc. (collectively with DTG2Go, LLC, Salt Life, LLC, M.J. Soffe, LLC, and other subsidiaries, "Delta Apparel," "we," "us," "our," or the "Company") is a vertically-integrated, international apparel company. With approximately 8,500 employees worldwide, we design, manufacture, source, and market a diverse portfolio of core activewear and lifestyle apparel products under our primary brands of Salt Life®, Soffe®, and Delta. We are a market leader in the on-demand, digital print and fulfillment industry, bringing DTG2Go's proprietary technology and innovation to the supply chain of our customers. We specialize in selling casual and athletic products through a variety of distribution channels and tiers, including outdoor and sporting goods retailers, independent and specialty stores, better department stores and mid-tier retailers, mass merchants and e-retailers, the U.S. military, and through our business-to-business digital platform. Our products are also made available direct-to-consumer on our ecommerce sites and in our branded retail stores. Our diversified distribution model allows us to capitalize on our strengths to provide our activewear and lifestyle apparel products to a broad and evolving customer base whose shopping preferences may span multiple retail channels.

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

(b) Fiscal Year:  We operate on a 52-53 week fiscal year ending on the Saturday closest to September 30. All references to "2021" and "2020" relate to the 52-week fiscal year ended on September 2021, and the 53-week fiscal year ended on September 2020.

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

We estimate the net collectability of our accounts receivable and establish an allowance for doubtful accounts based upon this assessment. In situations where we are aware of a specific customer’s inability to meet its financial obligation, such as in the case of a bankruptcy filing, we assess the need for a specific reserve for bad debts. Reserves are determined through analysis of the aging of accounts receivable balances, historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in customer payment terms. Bad debt expense was less than 1% of net sales in each of the twelve months ended September 2021 and 2020.

(f) Inventories: We state inventories at the lower of cost or net realizable value using the first-in, first-out method. Inventory cost includes materials, labor and manufacturing overhead on manufactured inventory, and all direct and associated costs, including inbound freight, to acquire sourced products. See Note 2 for further information regarding yarn procurements. We regularly review inventory quantities on hand and record reserves for obsolescence, excess quantities, irregulars and slow-moving inventory based on historical selling prices, current market conditions, and forecasted product demand to reduce inventory to its net realizable value.  Our evaluation includes consideration of the life cycle of individual products and historical sales and margin information based on such life cycle.

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

(l) Contingent Consideration: At the end of each reporting period, we are required to remeasure the fair value of the contingent consideration related to the DTG2Go acquisition in March 2018. We remeasure contingent consideration in accordance with ASC 805, Business Combinations based on historical operating results and projections for the future. The DTG2Go contingent consideration was valued at $1.9 million and $6.4 million at  September 2021 and September 2020, respectively.

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

We only recognize revenue to the extent that it is probable that we will not recognize a significant reversal of revenue when the uncertainties related to the variability are ultimately resolved. In determining our estimates for discounts, allowances, chargebacks, and returns, we consider historical and current trends, agreements with our customers and retailer performance. We record these discounts, returns and allowances as a reduction to net sales in our Consolidated Statements of Operations and as a refund liability in our accrued expenses in our Consolidated Balance Sheets, with the estimated value of inventory expected to be returned in prepaid and other current assets in our Consolidated Balance Sheets. As of September 2021, and September 2020, there was $1.0 million and $1.3 million, respectively, in refund liabilities for customer returns, allowances, markdowns and discounts included within accrued expenses.

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

(p) Selling, General and Administrative Expense: We include in selling, general and administrative expenses costs incurred subsequent to the receipt of finished goods at our distribution facilities, such as the cost of stocking, warehousing, picking and packing, and shipping goods for delivery to our customers. Distribution costs included in selling, general and administrative expenses totaled $20.5 million and $17.8 million in 2021 and 2020, respectively. In addition, selling, general and administrative expenses include costs related to sales associates, administrative personnel, advertising and marketing expenses, royalty payments on licensed products, and other general and administrative expenses.

(q) Advertising Costs: All costs associated with advertising and promoting our products are expensed during the period in which they are incurred and are included in selling, general and administrative expenses in the Consolidated Statements of Operations. We participate in cooperative advertising programs with some of our customers. Depending on the customer, our defined cooperative programs allow the customer to use from 2% to 5% of its net purchases from us towards advertisements of our products. Because our products are being specifically advertised, we are receiving an identifiable benefit resulting from the consideration for cooperative advertising. We record cooperative advertising costs as a selling expense and the related cooperative advertising reserve as an accrued liability. Advertising costs totaled $3.7 million and $4.4 million in 2021 and 2020, respectively. In 2021 and 2020, cooperative advertising costs of $0.6 million and $0.8 million, respectively, were included in these advertising costs.

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

(w) Other Comprehensive Income: Other Comprehensive Income consists of net earnings and unrealized gains from cash flow hedges, net of tax. Accumulated other comprehensive (loss) income ("AOCI") contained in the shareholders’ equity section of the Consolidated Balance Sheets related to interest rate swap agreements and was a loss in both years of $0.8 million and $1.3 million as of September 2021, and as of September 2020, respectively.

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

From time to time, we may purchase cotton option contracts to economically hedge the risk related to market fluctuations in the cost of cotton used in our operations. We do not receive hedge accounting treatment for these derivatives. As such, the realized gains and losses associated with them were recorded within cost of goods sold on the Consolidated Statement of Operations. There were no raw material option agreements outstanding at  September 2021 or September 2020.

(z) Equity Method Accounting: As of September 2021, we owned 31% of the outstanding capital stock in our Honduran equity method investment. We apply the equity method of accounting for our investment, as we have less than a 50% ownership interest and can exert significant influence. We do not exercise control over this company and do not have substantive participating rights. As such, this entity is not considered a variable interest entity.

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

(ad) Recently Issued Accounting Pronouncements Not Yet Adopted: In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which simplifies the accounting for income taxes, eliminates certain exceptions within Accounting Standards Codification ("ASC") 740, Income Taxes, and clarifies certain aspects of the current guidance to promote consistency among reporting entities. ASU 2019-12 is effective as of the beginning of our fiscal year 2022. Most amendments within the standard are required to be applied on a prospective basis, while certain amendments must be applied on a retrospective or modified retrospective basis. We believe the impacts of adopting the provisions of ASU 2019-12 will not be material to our financial condition, results of operations, cash flows, and disclosures.

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

Note 3—Revenue Recognition

Our revenue streams consist of wholesale, direct-to-consumer ecommerce and retail stores which are included in our Consolidated Statements of Operations. The table below identifies the amount and percentage of net sales by distribution channel (in thousands):

	Year Ended
	September 2021		September 2020
	$	%	$	%
Retail	$11,222	3%	$5,626	2%
Direct-to-consumer ecommerce	6,662	2%	7,994	2%
Wholesale	418,866	95%	367,415	96%
Net Sales	$436,750	100%	$381,035	100%

The table below provides net sales by reportable segment (in thousands) and the percentage of net sales by distribution channel for each reportable segment:

	Year Ended September 2021
	Net Sales	Retail	Direct-to-Consumer ecommerce	Wholesale
Delta Group	$387,015	0.2%	0.3%	99.5%
Salt Life Group	49,735	20.8%	11.0%	68.2%
Total	$436,750

	Year Ended September 2020
	Net Sales	Retail	Direct-to-Consumer ecommerce	Wholesale
Delta Group	$343,981	0.2%	0.5%	99.3%
Salt Life Group	37,144	12.9%	16.9%	70.2%
Total	$381,035

Note 4—Inventories

Inventories, net of reserves of $15.9 million and $15.0 million as of September 2021, and September 2020, respectively, consist of the following (in thousands):

	September 2021	September 2020
Raw materials	$17,204	$13,571
Work in process	20,954	13,984
Finished goods	123,545	117,960
	$161,703	$145,515

Raw materials include finished yarn and direct materials for the Delta Group, undecorated garments for the DTG2Go business, and direct embellishment materials for the Salt Life Group.

Note 5—Property, Plant and Equipment

Property, plant and equipment consist of the following (in thousands, except economic life data):

	Estimated Useful Life (in years)	September 2021	September 2020
Land and land improvements	25	$605	$569
Buildings	20	3,741	3,715
Machinery and equipment	10	113,193	106,102
Computers and software	3-10	24,373	24,362
Furniture and fixtures	7-25	11,493	7,135
Leasehold improvements	3-10	7,366	6,635
Vehicles and related equipment	5	587	587
Construction in progress	N/A	5,477	6,968
		166,835	156,073
Less accumulated depreciation and amortization		(99,271)	(92,123)
Total property, plant and equipment, net		$67,564	$63,950

Note 6—Goodwill and Intangible Assets

Goodwill and components of intangible assets consist of the following (in thousands):

	September 2021			September 2020
	Cost	Accumulated Amortization	Net Value	Cost	Accumulated Amortization	Net Value	Economic Life

Goodwill	$37,897	$—	$37,897	$37,897	$—	$37,897	N/A

Intangibles:
Tradename/trademarks	$16,000	$(4,317)	$11,683	$16,090	$(3,820)	$12,270	20 - 30 yrs
Customer relationships	7,400	(2,473)	4,927	7,400	(1,733)	5,667	20 yrs
Technology	9,952	(1,715)	8,237	1,720	(1,380)	340	10 yrs
License agreements	2,100	(837)	1,263	2,100	(733)	1,367	15 - 30 yrs
Non-compete agreements	1,657	(1,476)	181	1,657	(1,353)	304	4 – 8.5 yrs
Total intangibles, net	$37,109	$(10,818)	$26,291	$28,967	$(9,019)	$19,948

Goodwill represents the acquired goodwill net of the cumulative impairment losses recorded in fiscal year 2011 of $0.6 million. As of September 2021, the Delta Group segment assets include $18.0 million of goodwill, and the Salt Life Group segment assets include $19.9 million.

Depending on the type of intangible assets, amortization is recorded under cost of goods sold or selling, general and administrative expenses. Amortization expense for intangible assets was $1.8 million for the year ended September 2021, and $1.7 million for the year ended September 2020. Amortization expense is estimated to be approximately $1.6 million for the year ended September 2022, approximately $1.5 million for the year ended September 2023, and approximately $1.4 million for the years ended September 2024, 2025 and 2026.

Note 7—Accrued Expenses

Accrued expenses consist of the following (in thousands):

	September 2021	September 2020
Accrued employee compensation and benefits	$17,374	$13,958
Taxes accrued and withheld	2,960	1,565
Refund liabilities	991	1,347
Accrued freight	1,662	720
Income taxes payable	379	379
Accrued capital expenditures	2,299	—
Deferred purchase price (1)	1,500	—
Accrued interest	506	541
Other	2,657	2,043
	$30,328	$20,553

(1) Unsecured liability associated with purchase of intangible technology, payable in three quarterly installments of $500,000 each beginning March 31, 2022.

Note 8—Long-Term Debt

Long-term debt consists of the following (in thousands):

	September 2021	September 2020
Revolving U.S. credit facility, interest at base rate or adjusted LIBOR rate plus an applicable margin (interest at 3.1% on September 2021) due November 2024	$98,575	$106,213
Revolving credit facility with Banco Ficohsa, a Honduran bank, interest at 7.25% as of September 2021 and 7.7% as of September 2020, due August 2025	667	9,529
Term loan with Banco Ficohsa, a Honduran bank, interest at 7.5%, quarterly installments beginning September 2021 through December 2025	8,621	—
Term loan with Banco Ficohsa, a Honduran bank, interest at 6.0%, monthly installments beginning November 2014 through December 2020	—	200
Term loan with Banco Ficohsa, a Honduran bank, interest at 6.0%, monthly installments beginning June 2016 through December 2020 (1)	—	485
Term loan with Banco Ficohsa, a Honduran bank, interest at 6.0%, monthly installments beginning October 2017 through December 2020 (1)	—	888
DTG2Go, LLC acquisition promissory note, interest at 6.0%, quarterly payments beginning January 2019 through October 2021	583	2,917
Salt Life Beverage, LLC promissory note, interest at 4.0%	301	109
	108,747	120,341
Less current portion of long-term debt	(7,067)	(7,559)
Long-term debt, excluding current maturities	$101,680	$112,782

(1) The previous year remaining balance settled under new term loan agreement in December 2020.

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

On April 27, 2020, the Borrowers entered into a Fifth Amendment to the Fifth Amended and Restated Credit Agreement with Wells Fargo Bank (the “Agent”) and the other lenders set forth therein (the “Fifth Amendment”). The Fifth Amendment amends the financial covenant provisions from the amendment date through September 2020, including effectively lowering the minimum availability thresholds and removing the requirement that our Fixed Charge Coverage Ratio (“FCCR”) for the preceding 12-month period must not be less than 1.1 to 1.0. The Fifth Amendment also, among other things, (i) allowed for an additional 30 days of aged receivables from customers in the borrowing base through August 1, 2020, (ii) ceased amortization of real estate and machinery and equipment assets in the borrowing base through August 1, 2020, (iii) postponed amortization of trademark assets in the borrowing base until October 4, 2020; (iv) amends the definition of Fixed Charge Coverage Ratio to reference the monthly amortization of the borrowing bases that were amended as part of the Fourth Amendment to the Fifth Amended and Restated Credit Agreement on November 19, 2019, (v) amends the LIBOR rate definition to include a floor rate of 1.0%, and (vi) required weekly reporting of accounts receivable to the Agent through October 3, 2020.

On August 28, 2020, the Borrowers entered into a Sixth Amendment to the Fifth Amended and Restated Credit Agreement with Wells Fargo Bank (the “Agent”) and the other lenders set forth therein (the “Sixth Amendment”). The Sixth Amendment, (i) maintained lower minimum availability thresholds from the amendment date through July 3, 2021, (ii) allowed for an additional 30 days of aged receivables from customers in the borrowing base through April 3, 2021, (iii) increased the advance rate to 70% of real estate assets in the borrowing base and commences amortization on October 4, 2020, (iv) ceased amortization of machinery and equipment assets in the borrowing base through April 3, 2021, (v) postponed amortization of trademark assets in the borrowing base until April 4, 2021, (vi) required the Applicable Margin to be set at Level III through July 3, 2021 and increased the Applicable Margin by 50 basis points across all Levels within the Applicable Margin table for the remaining term of the Amended Credit Agreement, and (vii) required continued weekly reporting of accounts receivable to the Agent through July 3, 2021.

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

At September 2021, we had $98.6 million outstanding under our U.S. revolving credit facility at an average interest rate of 3.1%. Our cash on hand combined with the availability under the U.S. credit facility totaled $45.3 million.

Our credit facility includes a financial covenant that if the availability under our credit facility falls below the amounts specified in our credit agreement, our Fixed Charge Coverage Ratio (“FCCR”) (as defined in our credit agreement) for the preceding 12-month period must not be less than 1.1 to 1.0. Our availability at September 2021, was above the minimum thresholds specified in our credit agreement, and we were above the 1.1 to 1.0 FCCR for the preceding 12-month period.

Proceeds of the loans made pursuant to the Amended Credit Agreement may be used for permitted acquisitions (as defined in the Amended Credit Agreement), general operating expenses, working capital, other corporate purposes, and to finance credit facility fees and expenses.  Pursuant to the terms of our credit facility, we are allowed to make cash dividends and stock repurchases if (i) as of the date of the payment or repurchase and after giving effect to the payment or repurchase, we have availability on that date of not less than 15% of the lesser of the borrowing base or the commitment, and average availability for the 30-day period immediately preceding that date of not less than 15% of the lesser of the borrowing base or the commitment; and (ii) the aggregate amount of dividends and stock repurchases after May 10, 2016, does not exceed $10 million plus 50% of our cumulative net income (as defined in the Amended Credit Agreement) from the first day of the third quarter of fiscal year 2016 to the date of determination.  At September 2021, and September 2020, there was $19.0 million and $8.8 million, respectively, of retained earnings free of restrictions to make cash dividends or stock repurchases.

Promissory Notes

On October 8, 2018, we acquired substantially all of the assets of Silk Screen Ink, Ltd. d/b/a SSI Digital Print Services.  In conjunction with this acquisition, we issued a promissory note in the principal amount of $7.0 million. The promissory note bears interest of 6% with quarterly payments that began January 2, 2019, with the final installment paid October 4, 2021. As of September 2021, there was $0.6 million outstanding for this note.

Honduran Debt

Since March 2011, we have entered into term loans and a revolving credit facility with Banco Ficohsa, a Honduran bank, to finance both the operations and capital expansion of our Honduran facilities. In December 2020, we entered into a new term loan and revolving credit facility with Banco Ficohsa, both with five-year terms, and simultaneously settled the prior term loans and revolving credit facility with outstanding balances at the time of settlement of $1.1 million and $9.5 million, respectively. Each of these new loans is secured by a first-priority lien on the assets of our Honduran operations and is not guaranteed by our U.S. entities. These loans are denominated in U.S. dollars, and the carrying value of the debt approximates its fair value. As the revolving credit facility permits us to re-borrow funds up to the amount repaid, subject to certain objective covenants, and we intend to re-borrow funds, subject to those covenants, the amounts have been classified as long-term debt. Information about these loans and the outstanding balance as of September 2021, is listed as part of the long-term debt schedule above.

Total Debt

The aggregate maturities of debt at September 2021, are as follows (in thousands):

September	Amount
2022	$7,067
2023	6,183
2024	6,183
2025	88,805
2026	509
Thereafter	—
$108,747

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

The provision for (benefit from) income taxes consists of the following (in thousands):

	Year Ended
	September 2021	September 2020
Current:
Federal	$1,579	$300
State	449	50
Foreign	135	120
Total current	$2,163	$470
Deferred:
Federal	$3,327	$(3,200)
State	215	(530)
Total deferred	3,542	(3,730)
Provision for (benefit from) income taxes	$5,705	$(3,260)

For financial reporting purposes our income (loss) before provision for income taxes includes the following components (in thousands):

	Year Ended
	September 2021	September 2020
United States, net of loss attributable to non-controlling interest	$15,505	$(22,056)
Foreign	10,496	8,219
	$26,001	$(13,837)

Our effective income tax rate on operations for 2021 was 21.9% compared to a rate of 23.6% in the prior year. We generally benefit from having income in foreign jurisdictions that are either exempt from income taxes or have tax rates that are lower than those in the United States. As such, changes in the mix of U.S. taxable income compared to profits in tax-free or lower-tax jurisdictions can have a significant impact on our overall effective tax rate. In addition, the future impact of the CARES Act and New Tax Legislation may differ from historical amounts, possibly materially, due to, among other things, changes in interpretations and assumptions made regarding the CARES Act and New Tax Legislation, guidance that may be issued, and actions we may take as a result of the CARES Act and New Tax Legislation.

A reconciliation between the actual provision for income taxes and the provision for income taxes computed using the federal statutory income tax rate of 21.0% for fiscal years 2021 and 2020 is as follows (in thousands):

	Year Ended
	September 2021	September 2020
Income tax expense at the statutory rate of 21.0%	$5,460	$(2,906)
State income tax benefits, net of federal income tax benefit	653	(430)
Impact of foreign earnings in tax-free zone	(2,070)	(1,604)
GILTI inclusion	1,063	1,596
Other permanent differences	(69)	109
Impact of state rate changes	(70)	(144)
Permanent reinvestment of foreign earnings	728	—
Other	10	119
Provision for (benefit from) income taxes	$5,705	$(3,260)

Significant components of our deferred tax assets and liabilities are as follows (in thousands):

	September 2021	September 2020
Deferred tax assets:
State net operating loss carryforwards	$2,239	$2,490
Section 163(j) deduction carryforwards	—	1,913
Receivable allowances and reserves	314	509
Inventories and reserves	883	4,176
Accrued compensation and benefits	3,002	2,213
Operating lease liabilities	8,801	13,939
Other	4,258	517
Gross deferred tax assets	$19,497	$25,757
Less valuation allowance — state net operating loss carryforwards	(586)	(600)
Net deferred tax assets	$18,911	$25,157

Deferred tax liabilities:
Depreciation	(4,647)	(3,540)
Goodwill and intangibles	(4,943)	(3,768)
Operating lease assets	(8,367)	(13,705)
Other	(620)	(92)
Gross deferred tax liabilities	$(18,577)	$(21,105)
Net deferred tax assets	$334	$4,052

As of September 2021, we had state net operating losses ("NOLs") of approximately $46.3 million, with deferred tax assets of $2.2 million related to these state NOLs, and related valuation allowances against them of approximately $0.6 million. These state net loss carryforwards expire at various intervals from 2026 through 2040. Our deferred tax asset related to state net operating loss carryforwards is reduced by a valuation allowance to result in net deferred tax assets we consider more likely than not to be realized.

For both federal and state purposes, the ultimate realization of deferred tax assets depends upon the generation of future taxable income or tax planning strategies during the periods in which those temporary differences become deductible or when the carryforwards are available.

ASC 740, Income Taxes (“ASC 740”) requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more-likely-than-not (i.e., a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. Accrued interest and penalties related to unrecognized tax benefits would also be recorded. We did not have any material unrecognized tax benefits as of September 2021 or September 2020.

As of September 2021, we are indefinitely reinvested in the cumulative undistributed earnings of and original investments in our foreign subsidiaries, with the exception of our equity method investment, which has been properly accounted for. Future remittances could be subject to additional foreign withholding taxes, U.S. state taxes, and certain tax impacts relating to foreign currency exchange effects. It is not practicable to estimate the amount of any unrecognized tax effects on these reinvested earnings and original investments in foreign subsidiaries.

We file income tax returns in the U.S. federal jurisdiction and various state, local and foreign jurisdictions. Tax years 2017, 2018, 2019, and 2020, according to statute and with few exceptions, remain open to examination by various federal, state, local, and foreign jurisdictions.

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

Generally, the rate implicit in our operating leases is not readily determinable. Therefore, we discount future lease payments using our estimated incremental borrowing rate at lease commencement. We determine this rate based on a credit-adjusted risk-free rate, which approximates a secured rate over the lease term. The weighted average discount rate for operating leases was 4.3% and 4.1% as of September 2021 and September 2020, respectively. We discount our finance lease payments based on the rate implicit and stated in the lease. The weighted average discount rate for finance leases was 5.8% and 5.1% as of September 2021 and September 2020, respectively.

The following table presents the future undiscounted payments due on our operating and finance lease liabilities as well as a reconciliation of those payments to our operating and finance lease liabilities, recorded as of  September 2021 (in thousands):

	Operating	Finance
	Leases	Leases
2022	$10,264	$7,640
2023	8,149	6,936
2024	7,113	5,457
2025	7,181	3,563
2026	6,766	1,026
Thereafter	14,914	-
Undiscounted fixed lease payments	$54,387	$24,622
Discount due to interest	(7,332)	(2,332)
Total lease liabilities	$47,055	$22,290
Less current maturities	(8,509)	(6,621)
Lease liabilities, excluding current maturities	$38,546	$15,669

As of  September 2021, we have entered into certain operating leases that have not yet commenced, but the annual fixed lease payments are not significant.

Our Ceiba Textiles manufacturing facility is leased under an operating lease arrangement with a Honduran company, of which we own 31% of the outstanding capital stock of the lessor at  September 2021. During 2021 and 2020 we paid approximately $1.8 million and $1.3 million, respectively, in lease payments under this arrangement.

As of September 2021 and September 2020, we had $45.3 million and $54.6 million, respectively, of operating lease ROU assets which were reflected within Operating lease assets in our Consolidated Balance Sheet, and $26.7 million and $23.6 million, respectively, of finance lease ROU assets, which were reflected within Property, plant, and equipment, net in our Consolidated Balance Sheet.

The weighted average remaining lease terms for our operating leases and finance leases were approximately 7 years and 3 years, respectively, as of  September 2021 and September 2020.

The components of total lease expense were as follows for the period ended September 2021 (in thousands):

Operating lease fixed expense	$11,454
Operating lease variable cost expense	1,692
Finance lease amortization of ROU assets expense	4,074
Finance lease interest expense	1,228
Total lease expense	$18,448

Cash outflows for operating lease payments were $11.0 million during both 2021 and 2020. Cash outflows for interest payments on finance leases were $1.2 million and $0.7 million during 2021 and 2020, respectively. These outflows are classified within net cash provided by operating activities on the Consolidated Statement of Cash Flows. Cash outflows for finance lease payments during 2021 and 2020 were $7.0 million and $4.0 million, respectively, and are classified within net cash used in financing activities on the Consolidated Statement of Cash Flows.

During the quarter ended June 2020, in response to the COVID-19 pandemic, the Company entered into certain lease arrangements deferring approximately $1.7 million of operating lease payments and approximately $1.7 million of finance lease payments. The operating lease deferrals were paid over the next 12 months while finance lease deferrals will be repaid at the end of each lease.

ROU assets obtained in exchange for operating lease liabilities during 2021 and 2020 were $1.2 million and $22.7 million, respectively. ROU assets obtained in exchange for finance lease liabilities during 2021 and 2020 were $12.3 and $5.0 million, respectively.

We do not have significant leasing transactions in which we are the lessor.

Note 11—Employee Benefit Plans

We sponsor and maintain a 401(k) retirement savings plan (the “401(k) Plan”) for our employees who meet certain requirements. The 401(k) Plan permits participants to make pre-tax contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code, as well as a Roth Plan that allows for after tax contributions. The 401(k) Plan requires for us to make a guaranteed match of a defined portion of the employee’s contributions. We contributed $0.9 million and $1.0 million, respectively to the 401(k) Plan during 2021 and 2020, respectively.

We provide post-retirement life insurance benefits for certain retired employees. The plan is noncontributory and is unfunded, and therefore, benefits and expenses are paid from our general assets as they are incurred. All of the employees in the plan are fully vested, and the plan was closed to new employees in 1990. The discount rate used in determining the liability was 6.0% for 2021 and 2020. The following table presents the benefit obligation, which is included in accrued expenses in the accompanying balance sheets (in thousands).

	September 2021	September 2020
Balance at beginning of year	$289	$307
Interest expense	—	2
Benefits paid	(18)	(20)
Balance at end of year	$271	$289

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

Compensation expense is recorded on the selling, general and administrative expense line item in our Consolidated Statements of Operations over the vesting periods.  Total employee stock-based compensation expense for 2021 and 2020 was $2.5 million and $3.0 million, respectively. Associated with the compensation cost are income tax benefits recognized of $0.6 million for 2021 and $0.9 million for 2020.

The following table summarizes the restricted stock unit and performance unit award activity during the periods ended September 2021 and September 2020:

	Year Ended
	September 2021		September 2020
	Number of Units	Weighted average grant date fair value	Number of Units	Weighted average grant date fair value
Units outstanding, beginning of fiscal period	406,000	$20.16	283,500	$19.78
Units granted	12,000	$30.80	294,000	$20.72
Units issued	(116,000)	$18.96	(132,858)	$22.13
Units forfeited	(42,000)	$25.17	(38,642)	$19.37
Units outstanding, end of fiscal period	260,000	$20.38	406,000	$20.16

During 2021, restricted stock units and performance units representing 74,000 and 42,000 shares of our common stock, respectively, vested upon the filing of our Annual Report on Form 10-K for the year ended September 2020, and were issued in accordance with their respective agreements. All vested awards were paid in common stock.

During 2020, restricted stock units and performance units representing 54,750 and 78,108 shares of our common stock, respectively, vested upon the filing of our Annual Report on Form 10-K for the year ended September 2019 and were issued in accordance with their respective agreements. Of these vested units, 86,589 were paid in common stock and 46,269 were paid in cash.

During 2021, restricted stock units representing 12,000 shares of our common stock were granted and are eligible to vest upon the filing of our Annual Report on Form 10-K for the year ended September 2022. These restricted stock units are payable in common stock.

During 2020, restricted stock units representing 50,000 shares of our common stock were granted and are eligible to vest upon the filing of our Annual Report on Form 10-K for the year ended September, 2021. These restricted stock units are payable in common stock.

During 2020, restricted stock units representing 124,000 shares of our common stock were granted and 108,000, net of forfeitures, are eligible to vest upon the filing of our Annual Report on Form 10-K for the year ended September 2022. These restricted stock units are payable in common stock.

As of September 2021, there was $1.4 million of total unrecognized compensation cost related to unvested restricted stock units and performance units under the 2020 Stock Plan. This cost is expected to be recognized over a period of 1.1 years.

The following table summarizes information about the unvested restricted stock units and performance units as of September 2021.

Restricted Stock Units/Performance Units	Number of Units	Average Market Price on Date of Grant	Vesting Date*
Fiscal Year 2020 Performance Units	45,000	$23.06	November 2021
Fiscal Year 2020 Restricted Units	95,000	$17.42	November 2021
Fiscal Year 2020 Restricted Units	108,000	$20.70	November 2022
Fiscal Year 2021 Restricted Units	12,000	$30.80	November 2022
	260,000

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

The Delta Group is comprised of our business units primarily focused on core activewear styles, and includes our DTG2Go and Delta Activewear business units. We are a market leader in the on-demand, direct-to-garment digital print and fulfillment industry, bringing technology and innovation to the supply chain of our many customers.  We use highly-automated factory processes and our proprietary software to deliver on-demand, digitally printed apparel direct to consumers on behalf of our customers. Our Activewear business is organized around key customer channels and how they source their various apparel needs. Delta Activewear is a preferred supplier of activewear apparel to regional and global brands, direct to retail and through wholesale markets. We offer a broad portfolio of apparel and accessories under the Delta, Delta Platinum, Soffe, and sourced-branded products that we distribute utilizing our network of fulfillment centers. Delta Direct services key channels, such as the screen print, promotional, and eRetailer channels as well as the retail licensing channel, whose customers sell through to many mid-tier and mass market retailers.  In our Global Brands & Retail Direct business we serve our customers as their supply chain partner, from product development to shipment of their branded products, with the majority of products being sold with value-added services including embellishment, hangtags, and ticketing. We also serve retailers by providing our portfolio of products directly to their retail stores and through their ecommerce channels.  We sell our products to a diversified audience, including sporting goods and outdoor retailers, specialty and resort shops, farm and fleet stores, department stores, and mid-tier retailers. We also service custom apparel to major branded sportswear companies, trendy regional brands, and all branches of the United States armed forces. We also offer our Soffe products direct to consumers at www.soffe.com.

The Salt Life Group is comprised of our lifestyle brands focused on a broad range of apparel garments, headwear and related accessories to meet consumer preferences and fashion trends, and includes our Salt Life business unit. These products are sold through specialty and boutique shops, traditional department stores, and outdoor retailers, as well as direct-to-consumer through branded ecommerce sites and branded retail stores. Products in this segment are marketed under our lifestyle brands of Salt Life® as well as other labels.

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

	Year Ended
	September 2021	September 2020
Segment net sales:
Delta Group	$387,015	$343,891
Salt Life Group	49,735	37,144
Total net sales	$436,750	$381,035

Segment operating income:
Delta Group(1)	$39,956	$6,609
Salt Life Group(2)	5,793	460
Total segment operating income	$45,749	$7,069

Purchases of property, plant and equipment:
Delta Group	$5,115	$7,496
Salt Life Group	471	1,494
Corporate	—	—
Total purchases of property, plant and equipment	$5,586	$8,990

Depreciation and amortization:
Delta Group	$12,133	$11,788
Salt Life Group	1,621	960
Corporate	—	8
Total depreciation and amortization	$13,754	$12,756

(1) In 2020, the Delta Group operating income included $23.7 million of expenses related to the COVID-19 pandemic. These costs primarily related to the curtailment of manufacturing operations ($11.9 million), incremental costs to right size production to new forecasted demand ($2.6 million), increased accounts receivable and inventory reserves related to the heightened risks in the market as the U.S. continues its recovery ($6.3 million), and other expenses ($2.9 million). These costs are included within net sales ($0.4 million), cost of goods sold ($14.2 million), SG&A expenses ($1.1 million), and other loss (income), net ($8.0 million).

(2) In 2020, the Salt Life Group operating income included approximately $0.3 million of increased accounts receivable and inventory reserves related to the heightened risks in the market as the U.S. continues its recovery from the COVID-19 pandemic, as well as $0.5 million of other expenses. These costs are included within net sales ($0.1 million), SG&A expenses ($0.6 million), and other loss (income), net ($0.1 million).

The following reconciles the segment operating income to the consolidated income before provision for income taxes (in thousands):

	Year Ended
	September 2021	September 2020
Segment operating income	$45,749	$7,069
Unallocated corporate expenses	13,038	14,144
Unallocated interest expense	6,844	7,005
Consolidated income (loss) before provision for income taxes	$25,867	$(14,080)

Our revenues include sales to domestic and foreign customers.  Foreign customers are composed of companies whose headquarters are located outside of the United States. Sales to foreign customers represented less than 1% of our consolidated net sales for both fiscal years 2021 and 2020.

Our total assets and equity investment by segment are as follows (in thousands):

	As of
	September 2021	September 2020
Total assets by segment:
Delta Group	$366,518	$346,135
Salt Life Group	63,184	65,676
Corporate	4,586	8,420
Total assets	$434,288	$420,231

Equity investment in joint venture:
Delta Group	$10,433	$10,573
Salt Life Group	—	—
Total equity investment in joint venture	$10,433	$10,573

We attribute our property, plant and equipment to a particular country based on the location of these assets.  Summarized financial information by geographic area is as follows (in thousands):

	As of
	September 2021	September 2020

United States	$50,945	$46,251

Honduras	12,247	13,445
El Salvador	3,253	3,066
Mexico	1,119	1,188
All foreign countries	16,619	17,699

Total property, plant and equipment, net	$67,564	$63,950

Note 14—Repurchase of Common Stock

Our Board of Directors has authorized management to use up to $60.0 million to repurchase stock in open market transactions under our Stock Repurchase Program. There were no purchases of our common stock during 2021. During 2020, we purchased 99,971 shares of our common stock for a total cost of $2.0 million. As of September 2021, we have purchased 3,598,933 shares of common stock for an aggregate of $52.5 million since the inception of the Stock Repurchase Program. All purchases were made at the discretion of management and pursuant to the safe harbor provisions of SEC Rule 10b-18. As of September 2021, $7.5 million remained available for future purchases under our Stock Repurchase Program, which does not have an expiration date.

Note 15—Commitments and Contingencies

(a) Litigation

At times, we are party to various legal claims, actions and complaints. We believe that, as a result of legal defense, insurance arrangements, and indemnification provisions with parties believed to be financially capable, such actions should not have a material adverse effect on our operations, financial condition, or liquidity.

(b) Purchase Contracts

We have entered into agreements, and have fixed prices, to purchase yarn, finished fabric, and finished apparel and headwear products. At September 2021, minimum payments under these contracts were as follows (in thousands):

Yarn	$16,649
Finished fabric	5,453
Finished products	20,650
$42,752

(c) Letters of Credit

As of September 2021, we had outstanding standby letters of credit totaling $0.4 million.

(d) Fair Value Measurements

From time to time we may use interest rate swaps or other instruments to manage our interest rate exposure and reduce the impact of future interest rate changes.  These financial instruments are not used for trading or speculative purposes. The following financial instruments were outstanding as of September 2021:

	Effective Date	Notional Amount	LIBOR Rate	Maturity Date
Interest Rate Swap	July 25, 2018	$20 million	3.18%	July 25, 2023

From time to time, we may purchase cotton option contracts to economically hedge the risk related to market fluctuations in the cost of cotton used in our operations.  We do not receive hedge accounting treatment for these derivatives.  As such, the realized and unrealized gains and losses associated with them are recorded within cost of goods sold on the Consolidated Statement of Operations. No such cotton contracts were outstanding as of September 2021, and September 2020.

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

The following financial liabilities are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements Using
Period Ended	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest Rate Swap
September 2021	$(1,052)	$—	$(1,052)	$—
September 2020	$(1,764)	$—	$(1,764)	$—

Contingent Consideration
September 2021	$(1,897)	$—	$—	$(1,897)
September 2020	$(6,420)	$—	$—	$(6,420)

The fair value of the interest rate swap agreements was derived from a discounted cash flow analysis based on the terms of the contract and the forward interest rate curves adjusted for our credit risk, which fall in Level 2 of the fair value hierarchy. At September 2021 and September 2020, book value for fixed rate debt approximates fair value based on quoted market prices for the same or similar issues or on the current rates offered to us for debt of the same remaining maturities (a Level 2 fair value measurement).

The following table summarizes the fair value and presentation in the Consolidated Balance Sheets for derivatives as of September 2021, and September 2020.

	September 2021	September 2020
Deferred tax asset	$266	442
Accrued expenses	—	(108)
Other liabilities	(1,052)	(1,656)
Accumulated other comprehensive loss	$(786)	$(1,322)

The DTG2Go acquisition purchase price consisted of additional payments contingent on the combined businesses' achievement of certain performance targets related to sales and earnings before interest, taxes, depreciation and amortization ("EBITDA") for the period from April 1, 2018, through September 29, 2018, as well as for years 2019, 2020, 2021 and 2022. The valuation of the fair value of the contingent consideration is based upon inputs into the Monte Carlo model, including projected results, which then are discounted to a present value to derive the fair value. The fair value of the contingent consideration is sensitive to changes in our projected results. During 2021, $2.1 million was paid related to the 2020 period. As of September 2021, we estimated the fair value of contingent consideration to be $1.9 million which was a $4.5 million decrease from September 2020 due to the $2.1 million payment and a $2.4 million reduction in estimated future earnout payments.

In August 2013, we acquired Salt Life, which included contingent consideration as part of the purchase price and which is payable in cash after the end of calendar year 2019 if financial performance targets involving the sale of Salt Life-branded products were met during the 2019 calendar year. During 2020, it was determined that calendar year 2019 performance targets were not achieved and, as a result, the $0.2 million accrual as of September 28, 2019, was reversed. At September 2020, no amount was accrued for contingent consideration in related to the acquisition of Salt Life.

Note 16—Subsequent Events

None