Form 10-Q
period 2022-01-01
DELTA APPAREL, INC
filed 2022-02-08
CIK 1101396

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 1, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 1-15583

DELTA APPAREL, INC.

(Exact name of registrant as specified in its charter)

Georgia	58-2508794
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

2750 Premier Parkway, Suite 100
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

As of January 27, 2022, there were outstanding 6,948,873 shares of the registrant’s common stock, par value of $0.01 per share, which is the only class of outstanding common or voting stock of the registrant.

PART 1.	FINANCIAL INFORMATION

Item 1.	Financial Statements

Delta Apparel, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Amounts in thousands, except share amounts and per share data)

(Unaudited)

	December 2021	September 2021
Assets
Cash and cash equivalents	$6,379	$9,376
Accounts receivable, less allowances of $183 and $251, respectively	65,060	66,973
Other receivables	681	761
Income tax receivable	439	356
Inventories, net	183,058	161,703
Prepaid expenses and other current assets	5,162	3,794
Total current assets	260,779	242,963

Property, plant and equipment, net of accumulated depreciation of $102,014 and $99,225, respectively	66,350	67,564
Goodwill	37,897	37,897
Intangibles, net	25,766	26,291
Deferred income taxes	1,030	1,854
Operating lease assets	43,423	45,279
Equity method investment	10,202	10,433
Other assets	1,929	2,007
Total assets	$447,376	$434,288

Liabilities and Equity
Liabilities:
Accounts payable	$60,498	$52,936
Accrued expenses	22,823	29,949
Income taxes payable	356	379
Current portion of finance leases	6,581	6,621
Current portion of operating leases	8,197	8,509
Current portion of long-term debt	7,265	7,067
Current portion of contingent consideration	1,897	-
Total current liabilities	107,617	105,461

Long-term income taxes payable	3,186	3,220
Long-term finance leases	13,946	15,669
Long-term operating leases	37,208	38,546
Long-term debt	118,149	101,680
Long-term contingent consideration	-	1,897
Other non-current liabilities	2,289	3,621
Total liabilities	$282,395	$270,094

Shareholder's equity:
Preferred stock - $0.01 par value, 2,000,000 shares authorized, none issued and outstanding	-	-
Common stock - $0.01 par value, 15,000,000 authorized, 9,646,972 shares issued, and 6,976,888 and 6,974,660 shares outstanding as of December 2021 and September 2021, respectively	96	96
Additional paid-in capital	59,205	60,831
Retained earnings	150,505	146,860
Accumulated other comprehensive loss	(574)	(786)
Treasury stock - 2,670,084 and 2,672,312 shares as of December 2021 and September 2021, respectively	(43,618)	(42,149)
Equity attributable to Delta Apparel, Inc.	165,614	164,852
Equity attributable to non-controlling interest	(633)	(658)
Total equity	164,981	164,194
Total liabilities and equity	$447,376	$434,288

See accompanying Notes to Condensed Consolidated Financial Statements.

Delta Apparel, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended
	December 2021	December 2020

Net sales	$110,746	$94,723
Cost of goods sold	87,743	74,434
Gross profit	23,003	20,289

Selling, general and administrative expenses	17,482	16,030
Other (income) loss, net	(395)	1,190
Operating income	5,916	3,069

Interest expense, net	1,598	1,654
Earnings before provision for income taxes	4,318	1,415
Provision for income taxes	648	572
Consolidated net earnings	3,670	843
Net (income) loss attributable to non-controlling interest	(25)	40
Net earnings attributable to shareholders	$3,645	$883

Basic earnings per share	$0.52	$0.13
Diluted earnings per share	$0.51	$0.13

Weighted average number of shares outstanding	6,999	6,920
Dilutive effect of stock awards	86	80
Weighted average number of shares assuming dilution	7,085	7,000

See accompanying Notes to Condensed Consolidated Financial Statements.

Delta Apparel, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(Amounts in thousands)

(Unaudited)

	Three Months Ended
	December 2021	December 2020

Net earnings attributable to shareholders	$3,645	$883
Other comprehensive income related to unrealized gain on derivatives, net of income tax	212	125
Consolidated comprehensive income	$3,857	$1,008

See accompanying Notes to Condensed Consolidated Financial Statements.

Delta Apparel, Inc. and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity

(Amounts in thousands, except share amounts)

(Unaudited)

					Accumulated
			Additional		Other			Non-
	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Controlling
	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Interest	Total
Balance as of September 2020	9,646,972	$96	$61,005	$126,564	$(1,322)	2,756,854	$(43,133)	$(524)	$142,686

Net earnings	-	-	-	883	-	-	-	-	883
Other comprehensive income	-	-	-	-	125	-	-	-	125
Net loss attributable to non-controlling interest	-	-	-	-	-	-	-	(40)	(40)
Vested stock awards	-	-	(2,117)	-	-	(84,542)	984	-	(1,133)
Stock based compensation	-	-	676	-	-	-	-	-	676
Balance as of December 2020	9,646,972	$96	$59,564	$127,447	$(1,197)	2,672,312	$(42,149)	$(564)	$143,197

					Accumulated
			Additional		Other			Non-
	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Controlling
	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Interest	Total
Balance as of September 2021	9,646,972	$96	$60,831	$146,860	$(786)	2,672,312	$(42,149)	$(658)	$164,194

Net earnings	-	-	-	3,645	-	-	-	-	3,645
Other comprehensive income	-	-	-	-	212	-	-	-	212
Net income attributable to non-controlling interest	-	-	-	-	-	-	-	25	25
Purchase of common stock	-	-	-	-	-	74,232	(2,143)	-	(2,143)
Vested stock awards	-	-	(1,766)	-	-	(76,460)	674	-	(1,092)
Stock based compensation	-	-	140	-	-	-	-	-	140
Balance as of December 2021	9,646,972	$96	$59,205	$150,505	$(574)	2,670,084	$(43,618)	$(633)	$164,981

See accompanying Notes to Condensed Consolidated Financial Statements.

Delta Apparel, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	Three Months Ended
	December 2021	December 2020
Operating activities:
Consolidated net earnings	$3,670	$843
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	3,629	3,368
Amortization of deferred financing fees	81	81
Provision for inventory market reserves	851	(405)
Provision for deferred income taxes	754	740
Non-cash stock compensation	140	676
Gain on disposal of equipment	2	30
Other, net	(390)	(200)
Changes in operating assets and liabilities:
Accounts receivable, net	1,993	(2,598)
Inventories, net	(22,206)	(2,601)
Prepaid expenses and other current assets	(1,449)	(797)
Other non-current assets	699	394
Accounts payable	7,584	387
Accrued expenses	(7,572)	(2,044)
Net operating lease liabilities	206	279
Income taxes	(140)	(193)
Other liabilities	(1,050)	(447)
Net cash used in operating activities	(13,198)	(2,487)
Investing activities:
Purchases of property and equipment	(1,822)	(408)
Proceeds from equipment purchased under finance leases	-	196
Proceeds from sale of equipment	-	2,312
Cash paid for intangible asset	(51)	-
Cash paid for business	(583)	(838)
Net cash (used in) provided by investing activities	(2,456)	1,262
Financing activities:
Proceeds from long-term debt	138,543	112,506
Repayment of long-term debt	(121,293)	(112,557)
Repayment of finance lease obligations	(1,783)	(1,684)
Payment of contingent consideration	-	(2,110)
Repurchase of common stock	(1,718)	-
Payment of withholding taxes on stock awards	(1,092)	(1,133)
Net cash provided by (used in) financing activities	12,657	(4,978)
Net decrease in cash and cash equivalents	(2,997)	(6,203)
Cash and cash equivalents at beginning of period	9,376	16,458
Cash and cash equivalents at end of period	$6,379	$10,255

Supplemental cash flow information
Finance lease assets exchanged for finance lease liabilities	$20	$3,976
Operating lease assets exchanged for operating lease liabilities	$1,401	$-

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

We operate on a 52-53 week fiscal year ending on the Saturday closest to September 30.  Our 2022 fiscal year is a 52-week year and will end on October 1, 2022 ("fiscal 2022"). Accordingly, this Form 10-Q presents our first quarter of fiscal 2022. Our 2021 fiscal year was a 52-week year and ended on October 2, 2021 ("fiscal 2021").

For presentation purposes herein, all references to period ended relate to the following fiscal years and dates:

Period Ended	Fiscal Year	Date Ended
December 2020	Fiscal 2021	January 3, 2021
March 2021	Fiscal 2021	April 3, 2021
June 2021	Fiscal 2021	July 3, 2021
September 2021	Fiscal 2021	October 2, 2021
December 2021	Fiscal 2022	January 1, 2022

We prepared the accompanying interim Condensed Consolidated Financial Statements in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles ("U.S. GAAP") for complete financial statements. We believe these Condensed Consolidated Financial Statements include all normal recurring adjustments considered necessary for a fair presentation. Operating results for the three-month period ended December 2021 are not necessarily indicative of the results that may be expected for our fiscal 2022. Although our various product lines are sold on a year-round basis, the demand for specific products or styles reflects some seasonality, with sales in our June quarter generally being the highest and sales in our December quarter generally being the lowest. These Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and footnotes included in our Annual Report on Form 10-K for our fiscal 2021, filed with the United States Securities and Exchange Commission (“SEC”).

Our Condensed Consolidated Financial Statements include the accounts of Delta Apparel and its wholly-owned and majority-owned domestic and foreign subsidiaries. We apply the equity method of accounting for our investment in 31% of the outstanding capital stock of a Honduran company. During the three-months ended December 2021 and December 2020, we received dividends from the investment of $0.6 million and $0.3 million, respectively. Our Ceiba Textiles manufacturing facility is leased under an operating lease arrangement, with this Honduran company. During the three-months ended December 2021, we paid approximately $0.4 million under this arrangement. Payments of approximately $0.8 million were made during the three-months ended December 2020 which included payment of rent deferrals related to the June 2020 quarter as a result of the COVID pandemic.

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

Note B—Accounting Policies

Our accounting policies are consistent with those described in our Significant Accounting Policies in our Annual Report on Form 10-K for our fiscal 2021, filed with the SEC. See Note C for consideration of recently issued accounting standards.

Note C—New Accounting Standards

Recently Adopted Standards

In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which simplifies the accounting for income taxes, eliminates certain exceptions within Accounting Standards Codification ("ASC") 740, Income Taxes, and clarifies certain aspects of the current guidance to promote consistency among reporting entities. ASU 2019-12 is effective as of the beginning of our fiscal year 2022. Most amendments within the standard are required to be applied on a prospective basis, while certain amendments must be applied on a retrospective or modified retrospective basis. The impact of the adoption of provision of ASU 2019-12 did not have a material impact to our financial condition, results of operations, cash flows, and disclosures.

Standards Not Yet Adopted

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

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848) Facilitation of the Effects of Reference Rate Reform on Financial Reporting. ASU 2020-04 provides optional guidance for a limited period of time to ease potential accounting and financial reporting impacts of reference rate reform, including the expected transition from the London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates. This new guidance includes temporary optional practical expedients and exceptions for applying U.S. GAAP to transactions affected by reference rate reform if certain criteria are met.  These transactions include contract modifications, hedging relationships and the sale or transfer of debt securities classified as held-to-maturity.  Entities may apply the provisions of the new standard at the beginning of the reporting period when the election is made. This guidance may be applied through December 31, 2022. The Company is currently evaluating the impact of this standard on its consolidated financial statements and related disclosures and has yet to elect an adoption date.

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

	Three Months Ended
	December 2021		December 2020
Retail	$2,903	3%	$2,438	3%
Direct-to-consumer ecommerce	1,345	1%	1,809	2%
Wholesale	106,498	96%	90,476	95%
Net sales	$110,746	100%	$94,723	100%

The table below provides net sales by reportable segment and the percentage of net sales by distribution channel for each reportable segment (in thousands):

	December 2021 Quarter
	Net Sales	Retail	Direct-to-consumer ecommerce	Wholesale
Delta Group	$101,921	0.2%	0.3%	99.5%
Salt Life Group	8,825	30.4%	12.0%	57.6%
Total	$110,746

	December 2020 Quarter
	Net Sales	Retail	Direct-to-consumer ecommerce	Wholesale
Delta Group	$87,624	0.2%	0.4%	99.4%
Salt Life Group	7,099	31.4%	21.1%	47.5%
Total	$94,723

Note E—Inventories

Inventories, net of reserves of $16.7 million and $15.9 million as of December 2021 and September 2021, respectively, consisted of the following (in thousands):

	December 2021	September 2021
Raw materials	$23,760	$17,204
Work in process	23,418	20,954
Finished goods	135,880	123,545
	$183,058	$161,703

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

As of December 2021, we had $116.0 million outstanding under our U.S. revolving credit facility at an average interest rate of 3.2%. Our cash on hand combined with the availability under the U.S. credit facility totaled $33.0 million. At  December 2021 and September 2021 there was $18.6 million and $19.0 million, respectively, of retained earnings free of restrictions to make cash dividends or stock repurchases.

Promissory Note

On October 8, 2018, we acquired substantially all of the assets of Silk Screen Ink, Ltd. d/b/a SSI Digital Print Services. In conjunction with the acquisition, we issued a promissory note in the principal amount of $7.0 million. The promissory note bears interest at 6% with quarterly installments which began January 2, 2019, with the final installment due October 1, 2021. The final payment, in accordance with the promissory note agreement, was made during the three-months ended December 2021.

Honduran Debt

Since March 2011, we have entered into term loans and a revolving credit facility with Banco Ficohsa, a Honduran bank, to finance both the operations and capital expansion of our Honduran facilities. In December 2020, we entered into a new term loan and revolving credit facility with Banco Ficohsa, both with five-year terms, and simultaneously settled the prior term loans and revolving credit facility with outstanding balances at the time of settlement of $1.1 million and $9.5 million, respectively. Each of these new loans is secured by a first-priority lien on the assets of our Honduran operations and is not guaranteed by our U.S. entities. These loans are denominated in U.S. dollars, and the carrying value of the debt approximates its fair value. As the revolving credit facility permits us to re-borrow funds up to the amount repaid, subject to certain objective covenants, and we intend to re-borrow funds, subject to those covenants, the amounts have been classified as long-term debt. Additional information about these loans and the outstanding balances as of  December 2021 is as follows (in thousands):

December 2021
Revolving credit facility established December 2020, interest at 7.25%, due August 2025	$984
Term loan established December 2020, interest at 7.5%, quarterly installments beginning September 2021 through December 2025	8,114

Note G—Selling, General and Administrative Expense

We include in selling, general and administrative ("SG&A") expenses the costs incurred subsequent to the receipt of finished goods at our distribution facilities, such as the cost of stocking, warehousing, picking, packing, and shipping goods for delivery to our customers. Distribution costs included in SG&A expenses totaled $5.5 million and $5.2 million for the December 2021 and 2020 quarters, respectively. In addition, SG&A expenses include costs related to sales associates, administrative personnel, advertising and marketing expenses and other general and administrative expenses.

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

Compensation expense is recorded within SG&A in our Condensed Consolidated Statements of Operations over the vesting periods. During the December 2021 and 2020 quarters, we recognized $0.4 million and $0.9 million in stock-based compensation expense, respectively. Associated with the compensation cost are income tax benefits recognized of $0.1 million and $0.3 million for each of the three-month periods ended December 2021 and December 2020, respectively.

During the December 2021 quarter, performance stock units and restricted stock units representing 47,700 and 95,000 shares of our common stock, respectively, vested with the filing of our Annual Report on Form 10-K for fiscal 2021, and were issued in accordance with their respective agreements. Of these vested awards, 96,350 were payable in common stock and 46,350 were payable in cash.

During the December 2021 quarter, restrictive stock units representing 5,000 shares of our common stock were granted and are eligible to vest upon the filing of our Annual Report on Form 10-K for fiscal 2022 and are payable in common stock.

During the December 2021 quarter, performance stock units and restrictive stock units representing 59,625 and 59,625 shares of our common stock, respectively, were granted and are eligible to vest upon the filing of our Annual Report for fiscal 2023. Of these shares, 64,625 are payable in common stock and 54,625 are payable in cash.

During the December 2021 quarter, restrictive stock units representing 13,000 shares of our common stock were granted and are eligible to vest upon the filing of our Annual Report on Form 10-K for fiscal 2024 and are payable in common stock.

As of December 2021, there was $4.2 million of total unrecognized compensation cost related to unvested awards granted under the 2020 Stock Plan. This cost is expected to be recognized over a period of 2.9 years.

Note I—Purchase Contracts

We have entered into agreements, and have fixed prices, to purchase yarn, finished fabric, and finished apparel and headwear products. At December 2021, minimum payments under these contracts were as follows (in thousands):

Yarn	$28,071
Finished fabric	7,808
Finished products	18,929
$54,808

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

Our Chief Operating Decision Maker and management evaluate performance and allocate resources based on profit or loss from operations before interest, income taxes and special charges ("segment operating earnings"). Our segment operating earnings  may not be comparable to similarly titled measures used by other companies. The accounting policies of our reportable segments are the same as those described in Note 2 in our Annual Report on Form 10-K for fiscal 2021, filed with the SEC. Intercompany transfers between operating segments are transacted at cost and have been eliminated within the segment amounts shown in the following table (in thousands).

	Three Months Ended
	December 2021	December 2020
Segment net sales:
Delta Group	$101,921	$87,624
Salt Life Group	8,825	7,099
Total net sales	$110,746	$94,723

Segment operating earnings:
Delta Group (1)	$8,438	$6,276
Salt Life Group	156	(136)
Total segment operating earnings	$8,594	$6,140

(1) In fiscal 2021, the Delta Group operating earnings included $1.3 million of expense, reported within "Other loss (income), net", related to two catastrophic hurricanes that disrupted operations during the December 2020 quarter.

The following table reconciles the segment operating earnings to the consolidated earnings before provision for income taxes (in thousands):

	Three Months Ended
	December 2021	December 2020
Segment operating earnings	$8,594	$6,140
Unallocated corporate expenses	2,678	3,071
Unallocated interest expense	1,598	1,654
Consolidated earnings before provision for income taxes	$4,318	$1,415

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

Our effective income tax rate on operations for the three-months ended December 2021 was 15.1% compared to a rate of 39.3% in the same period of the prior year, and an effective rate of 21.9% for fiscal 2021. We generally benefit from having income in foreign jurisdictions that are either exempt from income taxes or have tax rates that are lower than those in the United States. As such, changes in the mix of U.S. taxable income compared to profits in tax-free or lower-tax jurisdictions can have a significant impact on our overall effective tax rate.

Note L—Derivatives and Fair Value Measurements

From time to time, we may use interest rate swaps or other instruments to manage our interest rate exposure and reduce the impact of future interest rate changes. These financial instruments are not used for trading or speculative purposes. We have designated our interest rate swap contracts as cash flow hedges of our future interest payments. As a result, the gains and losses on the swap contracts are reported as a component of other comprehensive income and are reclassified into interest expense as the related interest payments are made. As of  December 2021, all of our other comprehensive income was attributable to shareholders; none related to the non-controlling interest.  Outstanding instruments as of  December 2021 are as follows:

		Notional
	Effective Date	Amount	Fixed LIBOR Rate	Maturity Date
Interest Rate Swap	July 25, 2018	$20.0 million	3.18%	July 25, 2023

The following table summarizes the fair value and presentation in the Condensed Consolidated Balance Sheets for derivatives related to our interest swap agreements as of  June 2021 and September 2020 (in thousands):

	December 2021	September 2021
Deferred tax assets	$195	$266
Other non-current liabilities	(769)	(1,052)
Accumulated other comprehensive loss	$(574)	$(786)

From time to time, we may purchase cotton option contracts to economically hedge the risk related to market fluctuations in the cost of cotton used in our operations. We do not receive hedge accounting treatment for these derivatives. As such, the realized and unrealized gains and losses associated with them are recorded within cost of goods sold on the Condensed Consolidated Statement of Operations. No such cotton contracts were outstanding at  December 2021 and September 2021.

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

The following financial liabilities are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements Using
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Period Ended	Total	(Level 1)	(Level 2)	(Level 3)
Interest Rate Swaps
December 2021	$(769)	—	$(769)	—
September 2021	$(1,052)	—	$(1,052)	—

Contingent Consideration
December 2021	$(1,897)	—	—	$(1,897)
September 2021	$(1,897)	—	—	$(1,897)

The fair value of the interest rate swap agreements was derived from a discounted cash flow analysis based on the terms of the contract and the forward interest rate curves adjusted for our credit risk, which fall in Level 2 of the fair value hierarchy. At  December 2021 and September 2021, book value for fixed rate debt approximates fair value based on quoted market prices for the same or similar issues or on the current rates offered to us for debt of the same remaining maturities (a Level 2 fair value measurement).

The DTG2Go acquisition purchase price consisted of additional payments contingent on the combined business’s achievement of certain performance targets related to sales and earnings before interest, taxes, depreciation and amortization ("EBITDA") for the period from April 1, 2018, through September 29, 2018, as well as for our fiscal years 2019, 2020, 2021 and 2022. The valuation of the fair value of the contingent consideration is based upon inputs into the Monte Carlo model, including projected results, which then are discounted to present value to derive the fair value. The fair value of the contingent consideration is sensitive to changes in our projected results and discount rates.  As of December 2021, we estimate the fair value of contingent consideration to be $1.9 million, consistent with our estimate as of September 2021.

Note M—Legal Proceedings

At times we are party to various legal claims, actions and complaints. We believe that, as a result of legal defenses, insurance arrangements, and indemnification provisions with parties believed to be financially capable, such actions should not have a material adverse effect on our operations, financial condition, or liquidity.

Note N—Repurchase of Common Stock

As of September 28, 2019, our Board of Directors authorized management to use up to $60.0 million to repurchase stock in open market transactions under our Stock Repurchase Program.  During the December 2021 quarter, we purchased 74,232 shares of our common stock for an aggregate of $2.1 million. Through December 2021, we have purchased 3,673,165 shares of our common stock for an aggregate of $54.6 million under our Stock Repurchase Program since its inception. All purchases were made at the discretion of management and pursuant to the safe harbor provisions of SEC Rule 10b-18. As of December 2021, $5.4 million remained available for future purchases under our Stock Repurchase Program, which does not have an expiration date.

Note O—Goodwill and Intangible Assets

Components of intangible assets consist of the following (in thousands):

	December 2021			September 2021
	Cost	Accumulated Amortization	Net Value	Cost	Accumulated Amortization	Net Value	Economic Life

Goodwill	$37,897	$—	$37,897	$37,897	$—	$37,897	N/A

Intangibles:
Tradename/trademarks	$16,000	$(4,450)	$11,550	$16,000	$(4,317)	$11,683	20 – 30 yrs
Customer relationships	7,400	(2,658)	4,742	7,400	(2,473)	4,927	20 yrs
Technology	10,024	(1,937)	8087	9,952	(1,715)	8237	10 yrs
License agreements	2,100	(862)	1,238	2,100	(837)	1,263	15 – 30 yrs
Non-compete agreements	1,657	(1,508)	149	1,657	(1,476)	181	4 – 8.5 yrs
Total intangibles	$37,181	$(11,415)	$25,766	$37,109	$(10,818)	$26,291

Goodwill represents the acquired goodwill net of the $0.6 million impairment losses recorded in fiscal year 2011. As of December 2021, the Delta Group segment assets include $18.0 million of goodwill, and the Salt Life segment assets include $19.9 million.

Depending on the type of intangible asset, amortization is recorded under cost of goods sold or selling, general and administrative expenses. Amortization expense for intangible assets for the three-months ended December 2021 and December 2020 was $0.6 million and $0.4 million, respectively. Amortization expense is estimated to be approximately $1.6 million for the year ended September 2022, approximately $1.5 million for the year ended September 2023, and approximately $1.4 million for the years ended September 2024, 2025 and 2026.

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

A detailed discussion of significant risk factors that have the potential to cause actual results to differ materially from our expectations is set forth in Part 1 under the subheading "Risk Factors" in our Annual Report on Form 10-K for fiscal 2021, filed with the SEC. Any forward-looking statements in this Quarterly Report on Form 10-Q do not purport to be predictions of future events or circumstances and may not be realized. Further, any forward-looking statements are made only as of the date of this Quarterly Report on Form 10-Q, and we do not undertake to publicly update or revise the forward-looking statements, except as required by the federal securities laws.

Business Outlook

We began fiscal 2022 a streamlined organization, with the Delta Group segment operating as a fully-integrated Activewear business, complemented by DTG2Go digital fulfillment solutions. Our Activewear business is organized around our key customer channels and how they source their diverse apparel needs.  Customers seeking our portfolio of Delta, Delta Platinum, Soffe, and sourced apparel products can purchase them directly from our Delta Direct business.  Delta Direct services key channels, including the screen print, promotional, and eRetailer channels together with the key retail licensing channel, whose customers sell through to many mid-tier and mass market retailers.    In our Global Brands & Retail Direct business, we are a supply chain partner to global brands, from product development of custom garments to shipment of their branded products, with the majority of products being sold with value-added services.  We also serve global retailers by providing our portfolio of Delta, Delta Platinum, and Soffe products directly to their retail stores and through their ecommerce channels. Our business is now organized including the Soffe business as part of Activewear, resulting in a more customer-centric sales and support team; a more proactive manufacturing, inventory planning, and distribution network; and a streamlined back-office support function.

Our digital print business, DTG2Go, remains a competitive force in the digital print and fulfillment market.  We believe we are differentiated in this market, considering our vertically-integrated supply chain, broad geographic network for fulfillment and distribution, proprietary technology, and broad and diverse customer relationships. We continue to see the transition of additional retailers and brands, many of whom are current Delta Group customers, to an on-demand digital fulfillment model.  One of the strategic benefits of being a vertically-integrated apparel supplier is that customers are able chose Delta blanks for the garments digital printing.  This often creates a more efficient operation, reduces garment costs for our customers, and lowers working capital needs in the business.

We invest in digital print equipment to build production capacity, in addition to also making investments and improvements in our proprietary technology that will both provide our customers with an even better experience and provide us improved inventory planning. We leverage Autoscale technology in our DTG2Go business. Autoscale provides automated solutions for design creation, art & licensing management as well marketing spend enabling seamless connection with various online marketplaces. Using Autoscale innovative technology in our portfolio is part of our strategy to drive enterprise value over the long term by providing an automated, scalable, seamless solution for on-demand, decorated apparel – from design to fulfillment.

Salt Life enthusiasts continue to actively engage with the authentic, aspirational lifestyle brand. Showing true omni-channel strength, sales grew over 25% compared to the first quarter of fiscal 2021 with double-digit growth for each of our wholesale, retail, and ecommerce channels. Direct-to-consumer sales now make up approximately one-third of total sales in the December 2021 quarter, continuing to progress toward our long-term goal of two-thirds direct-to-consumer contributions.  We plan to open an additional six to eight stores in fiscal 2022.  We continue to invest in this key sales channel and are looking to end the fiscal year with approximately 20 retail stores.  Salt Life enthusiasts also actively engaged with the brand through all our online channels. In particular, viewership of Salt Life content on YouTube continues to increase while we continue to increase the frequency of content publications on “The Daily Salt,” our online publication.

Results of Operations

Financial results included herein have been presented on a generally accepted accounting principles ("GAAP") basis and, in certain limited instances, we have presented our financial results on a GAAP and non-GAAP (“adjusted”) basis, which is further described in the sections entitled “Non-GAAP Financial Measures.”

Net sales were $110.7 million in the first quarter of fiscal 2022, an increase of 17% compared to the prior year first quarter net sales of $94.7 million.

Net sales in the Delta Group segment grew 16% to $101.9 million compared to $87.6 million in the first fiscal quarter of the prior year.  Delta Direct and Global Brands & Retail Direct grew over 16% from the prior year first quarter.   DTG2Go sales grew by 17% over the prior year with new customer launches.

Salt Life segment net sales grew 24% from the first quarter of the prior year to $8.8 million. The sales growth is attributable to increased wholesale sales together with growth in the direct-to-consumer business with our branded retail stores.

Retail and total ecommerce sales represented 10% of total revenues for the both the December 2021 and 2020 quarters.

Gross margins were 20.8% for the first quarter of fiscal 2022, lower than the 21.4% in the prior year largely driven by inflationary costs pressure.

The Delta Group segment gross margins were 18.0% for the December quarter, a decline from the prior year December quarter margins of 19.1%.  Gross margins were negatively impacted by the higher product costs flowing through cost of sales, offset partially by increased selling prices.

The Salt Life Group segment gross margins improved to 53.3% compared to 50.2% in the prior year December quarter resulting from a favorable mix of sales, driven by the Salt Life branded retail store sales.

Selling, general, and administrative expenses ("SG&A") were $17.5 million, 15.8% of sales, compared to $16.0 million, 16.9% of sales, in the prior year first quarter.  The increase in SG&A compared to prior year first quarter was driven by higher variable selling costs. We benefited from leveraging fixed costs against higher sales in the first quarter as compared to the first quarter in the prior fiscal year.

Other income for the fiscal year 2022 and fiscal year 2021 December quarters includes profits related to our Honduran equity method investment. The first quarter of the prior year included $1.3 million of expenses related to the impact of two hurricanes that disrupted our Honduran manufacturing facilities in the first quarter of fiscal 2021.

Operating profit in the first quarter for the fiscal year 2022 increased to $5.9 million, compared to the prior year first quarter profit of $3.1 million.

The Delta Group segment had operating income of $8.4 million, or 8.3% of net sales, compared to $6.3 million, or 7.2% of net sales, in the prior year first quarter. The increase in operating profit was driven by leveraging fixed costs against higher sales as well as continuing cost controls.

The Salt Life Group segment had operating income of $0.1 million, or 1.5% of net sales, compared to a loss of $0.1 million, or 1.4% of sales, in the prior year first quarter.  The improved operating profit was driven by a stronger direct-to-consumer sales mix.

Net interest expense was $1.6 million for first fiscal quarter of 2022 compared to $1.7 million in the prior year first fiscal quarter.

Our effective tax rate on operations for the three-month period ended December 2021 was 15.1%. This compares to an effective tax rate of 39.3% for the same period in the prior year and 21.9 % for the full fiscal year 2021. See Note K—Income taxes for more information.

We achieved net earnings for the December 2021 quarter of $3.6 million, or $0.51 per diluted share, compared to $0.9 million, or $0.13 per diluted share, in the prior year first quarter.

Accounts receivable were $65.7 million at December 2021, compared to $67.7 million as of September 2021. Days sales outstanding ("DSO") as of December 2021 were 49 days compared to 47 days at September 2021.

Net inventory as of December 2021 was $183.1 million, an increase of $21.4 million from September 2021 and $34.6 million from December 2020. We have increased production during the past year and are now producing at record manufacturing levels. The temporary hurricane disruptions during the December 2020 quarter impacted the planned inventory build during the prior year first quarter.

Total net debt, including capital lease financing and cash on hand, was $139.6 million at December 2021, an increase of $18.0 million from September 2021. Cash on hand and availability under our U.S. revolving credit facility totaled $33.0 million at December 2021, a $12.4 million decrease from September 2021 principally driven by investments in the business to support working capital needs.

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

Liquidity and Capital Resources

Operating Cash Flows

Operating activities used $13.2 million of cash for December 2021 quarter compared to $2.5 million in the prior year December quarter.   Net cash used in operating activities primarily increased as a result of higher inventory production in the current year.  This was partially offset by the increased operating income.

Investing Cash Flows

Cash used in investing activities was $2.5 million during the first quarter of fiscal year 2022 compared to cash provided by investing activities of $1.3 million for the same period in the prior year.  As of December 2021, there was $0.6 million in unpaid expenditures.  In the first quarter of fiscal 2021, we received proceeds of $2.3 million from finance lease arrangements related to prior year capital expenditure cash outflows.

We anticipate our fiscal 2022 capital expenditures, including those financed under capital leases, to be approximately $20 million and to be focused primarily on our distribution expansion, digital print equipment, manufacturing equipment, information technology, and direct-to-consumer investments, including additional Salt Life retail store openings.

Financing Activities

During the December 2021 quarter, cash provided by financing activities was $12.7 million which related primarily to advances from our long-term debt used to fund operations, working capital needs, and repurchases of our stock.

Future Liquidity and Capital Resources

See Note F – Debt to the Condensed Consolidated Financial Statements for discussion of our various financing arrangements, including the terms of our revolving U.S. credit facility.

Our credit facility, as well as cash flows from operations, are intended to fund our day-to-day working capital needs, and along with capital lease financing arrangements, to fund our planned capital expenditures. However, any material deterioration in our results of operations,  may result in the loss of our ability to borrow under our U.S. revolving credit facility and to issue letters of credit to suppliers, or may cause the borrowing availability under that facility to be insufficient for our needs. Availability under our credit facility is primarily a function of the levels of our accounts receivable and inventory. A significant deterioration in our accounts receivable or inventory levels could restrict our ability to borrow additional funds or service our indebtedness. Additionally, a significant deterioration in our business results could cause our availability to fall below minimum thresholds, thereby requiring us to maintain the minimum FCCR specified in our credit agreement, which we may not be able to maintain. Moreover, our credit facility includes a financial covenant that if the availability under our credit facility falls below the amounts specified in our U.S. credit agreement, our fixed charge coverage ratio (FCCR) for the preceding 12-month period must not be less than 1.1 to 1.0. While our availability at December 2021 was above the minimum thresholds specified in our credit agreement, a significant deterioration in our business could cause our availability to fall below such thresholds, thereby requiring us to maintain the minimum FCCR specified in our credit agreement.

Share Repurchase Program

During the December 2021 quarter, we purchased 74,232 shares of our common stock for $2.1 million (see Note N—Repurchase of Common Stock). As of December 2021, there was $5.4 million of repurchase authorization remaining under our Stock Repurchase Program.

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

A detailed discussion of critical accounting policies is contained in the Significant Accounting Policies included in Note 2 to the Audited Consolidated Financial Statements included in our Annual Report on Form 10-K for fiscal 2021, and there have been no changes in those policies since the filing of that Annual Report on Form 10-K with the SEC, except as disclosed in Note C—New Accounting Standards related to the adoption of the cloud computing standard.

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

Changes in Internal Control Over Financial Reporting

There were no changes during the December 2021 quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

See Note M—Legal Proceedings, in Part I, Item 1, which is incorporated herein by reference.

Item 1A.	Risk Factors

None

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) Repurchases of Common Stock

See Note N—Repurchase of Common Stock, Part I, in Item 1, which is incorporated herein by reference.

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibits

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

10.6.5	Fifth Amendment to Yarn Supply Agreement dated as of December 27, 2018, between Delta Apparel, Inc. and Parkdale Mills, LLC, and Parkdale America, LLC. +

10.6.6	Sixth Amendment to Yarn Supply Agreement dated as of December 27, 2021, between Delta Apparel, Inc. and Parkdale Mills, LLC, and Parkdale America, LLC: Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 3, 2022. +

+	Portions of this exhibit (indicated therein by asterisk) have been omitted for confidential treatment.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File - (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DELTA APPAREL, INC. (Registrant)

Date	February 8, 2022	By:	/s/Simone Walsh
Simone Walsh Chief Financial Officer