Form 10-Q
period 2022-07-02
DELTA APPAREL, INC
filed 2022-08-04
CIK 1101396

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2022

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

As of July 19, 2022, there were outstanding 6,914,939 shares of the registrant’s common stock, par value of $0.01 per share, which is the only class of outstanding common or voting stock of the registrant.

PART 1.	FINANCIAL INFORMATION

Item 1.	Financial Statements

Delta Apparel, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Amounts in thousands, except share amounts and per share data)

(Unaudited)

	June 2022	September 2021
Assets
Cash and cash equivalents	$542	$9,376
Accounts receivable, less allowances of $91 and $251, respectively	68,435	66,973
Other receivables	1,433	761
Income tax receivable	-	356
Inventories, net	227,671	161,703
Prepaid expenses and other current assets	3,798	3,794
Total current assets	301,879	242,963

Property, plant and equipment, net of accumulated depreciation of $105,998 and $99,225, respectively	75,144	67,564
Goodwill	37,897	37,897
Intangibles, net	24,627	26,291
Deferred income taxes	1,164	1,854
Operating lease assets	47,570	45,279
Equity method investment	10,277	10,433
Other assets	2,893	2,007
Total assets	$501,451	$434,288

Liabilities and Equity
Liabilities:
Accounts payable	$76,244	$52,936
Accrued expenses	25,936	29,949
Income taxes payable	666	379
Current portion of finance leases	8,265	6,621
Current portion of operating leases	8,044	8,509
Current portion of long-term debt	7,615	7,067
Current portion of contingent consideration	563	-
Total current liabilities	127,333	105,461

Long-term income taxes payable	2,841	3,220
Long-term finance leases	18,802	15,669
Long-term operating leases	40,940	38,546
Long-term debt	128,230	101,680
Long-term contingent consideration	-	1,897
Other non-current liabilities	1,591	3,621
Total liabilities	$319,737	$270,094

Shareholder's equity:
Preferred stock - $0.01 par value, 2,000,000 shares authorized, none issued and outstanding	-	-
Common stock - $0.01 par value, 15,000,000 authorized, 9,646,972 shares issued, and 6,914,939 and 6,974,660 shares outstanding as of June 2022 and September 2021, respectively	96	96
Additional paid-in capital	60,822	60,831
Retained earnings	166,882	146,860
Accumulated other comprehensive loss	(7)	(786)
Treasury stock - 2,732,033 and 2,672,312 shares as of June 2022 and September 2021, respectively	(45,432)	(42,149)
Equity attributable to Delta Apparel, Inc.	182,361	164,852
Equity attributable to non-controlling interest	(647)	(658)
Total equity	181,714	164,194
Total liabilities and equity	$501,451	$434,288

See accompanying Notes to Condensed Consolidated Financial Statements.

Delta Apparel, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	June 2022	June 2021	June 2022	June 2021

Net sales	$126,875	$118,666	$369,319	$322,015
Cost of goods sold	96,182	88,427	282,100	246,677
Gross profit	30,693	30,239	87,219	75,338

Selling, general and administrative expenses	22,416	19,914	59,613	53,005
Other (income), net	(1,018)	(1,578)	(1,947)	(218)
Operating income	9,295	11,903	29,553	22,551

Interest expense, net	1,971	1,735	5,370	5,225
Earnings before provision for income taxes	7,324	10,168	24,183	17,326
Provision for income taxes	1,087	2,019	4,149	4,032
Consolidated net earnings	6,237	8,149	20,034	13,294
Net (loss) income attributable to non-controlling interest	(3)	(12)	11	(149)
Net earnings attributable to shareholders	$6,240	$8,161	$20,023	$13,443

Basic earnings per share	$0.90	$1.17	$2.87	$1.93
Diluted earnings per share	$0.88	$1.14	$2.84	$1.90

Weighted average number of shares outstanding	6,946	6,975	6,966	6,956
Dilutive effect of stock awards	119	153	95	121
Weighted average number of shares assuming dilution	7,065	7,128	7,061	7,077

See accompanying Notes to Condensed Consolidated Financial Statements.

Delta Apparel, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(Amounts in thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	June 2022	June 2021	June 2022	June 2021

Net earnings attributable to shareholders	$6,240	$8,161	$20,023	$13,443
Other comprehensive income related to unrealized gain on derivatives, net of income tax	186	105	779	429
Consolidated comprehensive income	$6,426	$8,266	$20,802	$13,872

See accompanying Notes to Condensed Consolidated Financial Statements.

Delta Apparel, Inc. and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity

(Amounts in thousands, except share amounts)

(Unaudited)

					Accumulated
			Additional		Other			Non-
	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Controlling
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Interest	Total
Balance as of September 2020	9,646,972	$96	$61,005	$126,564	$(1,322)	2,756,854	$(43,133)	$(524)	$142,686

Net earnings	-	-	-	883	-	-	-	-	883
Other comprehensive income	-	-	-	-	125	-	-	-	125
Net loss attributable to non-controlling interest	-	-	-	-	-	-	-	(40)	(40)
Vested stock awards	-	-	(2,117)	-	-	(84,542)	984	-	(1,133)
Stock based compensation	-	-	676	-	-	-	-	-	676
Balance as of December 2020	9,646,972	$96	$59,564	$127,447	$(1,197)	2,672,312	$(42,149)	$(564)	$143,197

Net earnings	-	-	-	4,398	-	-	-	-	4,398
Other comprehensive income	-	-	-	-	199	-	-	-	199
Net loss attributable to non-controlling interest	-	-	-	-	-	-	-	(97)	(97)
Vested stock awards	-	-	-	-	-	-	-	-	-
Purchase of common stock	-	-	-	-	-	-	-	-	-
Stock based compensation	-	-	278	-	-	-	-	-	278
Balance as of March 2021	9,646,972	$96	$59,842	$131,845	$(998)	2,672,312	$(42,149)	$(661)	$147,975

Net earnings	-	-	-	8,161	-	-	-	-	8,161
Other comprehensive income	-	-	-	-	105	-	-	-	105
Net loss attributable to non-controlling interest	-	-	-	-	-	-	-	(12)	(12)
Stock based compensation	-	-	442	-	-	-	-	-	442
Balance as of June 2021	9,646,972	$96	$60,284	$140,006	$(893)	2,672,312	$(42,149)	$(673)	$156,671

					Accumulated
			Additional		Other			Non-
	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Controlling
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Interest	Total
Balance as of September 2021	9,646,972	$96	$60,831	$146,860	$(786)	2,672,312	$(42,149)	$(658)	$164,194

Net earnings	-	-	-	3,645	-	-	-	-	3,645
Other comprehensive income	-	-	-	-	212	-	-	-	212
Net income attributable to non-controlling interest	-	-	-	-	-	-	-	25	25
Purchase of common stock	-	-	-	-	-	74,232	(2,143)	-	(2,143)
Vested stock awards	-	-	(1,766)	-	-	(76,460)	674	-	(1,092)
Stock based compensation	-	-	140	-	-	-	-	-	140
Balance as of December 2021	9,646,972	$96	$59,205	$150,505	$(574)	2,670,084	$(43,618)	$(633)	$164,981

Net earnings	-	-	-	10,137	-	-	-	-	10,137
Other comprehensive income	-	-	-	-	381	-	-	-	381
Net loss attributable to non-controlling interest	-	-	-	-	-	-	-	(11)	(11)
Purchase of common stock	-	-	-	-	-	28,015	(846)	-	(846)
Stock based compensation	-	-	714	-	-	-	-	-	714
Balance as of March 2022	9,646,972	$96	$59,919	$160,642	$(193)	2,698,099	$(44,464)	$(644)	$175,356

Net earnings	-	-	-	6,240	-	-	-	-	6,240
Other comprehensive income	-	-	-	-	186	-	-	-	186
Net loss attributable to non-controlling interest	-	-	-	-	-	-	-	(3)	(3)
Purchase of common stock	-	-	-	-	-	33,934	(968)	-	(968)
Stock based compensation	-	-	903	-	-	-	-	-	903
Balance as of June 2022	9,646,972	$96	$60,822	$166,882	$(7)	2,732,033	$(45,432)	$(647)	$181,714

See accompanying Notes to Condensed Consolidated Financial Statements.

Delta Apparel, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	Nine Months Ended
	June 2022	June 2021
Operating activities:
Consolidated net earnings	$20,034	$13,294
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	11,272	10,212
Amortization of deferred financing fees	244	244
Provision for inventory market reserves	1,484	1,447
Change in reserves for allowances on accounts receivable, net	(160)	(511)
Provision for deferred income taxes	488	912
Non-cash stock compensation	1,756	1,396
Loss (gain) on disposal of equipment	348	(2)
Other, net	(2,263)	(1,672)
Changes in operating assets and liabilities:
Accounts receivable, net	(1,251)	(5,458)
Inventories, net	(67,452)	(8,244)
Prepaid expenses and other current assets	602	(2,136)
Other non-current assets	199	1,264
Accounts payable	23,390	(5,191)
Accrued expenses	(1,737)	3,592
Net operating lease liabilities	409	543
Income taxes	264	1,939
Other liabilities	(1,049)	(626)
Net cash (used in) provided by operating activities	(13,422)	11,003
Investing activities:
Purchases of property and equipment	(10,931)	(1,676)
Proceeds from equipment purchased under finance leases	-	2,312
Proceeds from sale of equipment	33	422
Cash paid for intangible asset	(132)	(6,655)
Cash paid for business	(583)	(2,527)
Net cash used in investing activities	(11,613)	(8,124)
Financing activities:
Proceeds from long-term debt	411,600	346,841
Repayment of long-term debt	(383,919)	(346,131)
Repayment of finance lease obligations	(5,604)	(5,415)
Payment of contingent consideration	-	(2,110)
Payment of deferred financing cost	(850)
Repurchase of common stock	(3,934)	-
Payment of withholding taxes on stock awards	(1,092)	(1,133)
Net cash provided by (used in) financing activities	16,201	(7,948)
Net decrease in cash and cash equivalents	(8,834)	(5,069)
Cash and cash equivalents at beginning of period	9,376	16,458
Cash and cash equivalents at end of period	$542	$11,389

Supplemental cash flow information
Finance lease assets exchanged for finance lease liabilities	$10,381	$12,290
Operating lease assets exchanged for operating lease liabilities	$6,869	$1,032

See accompanying Notes to Condensed Consolidated Financial Statements.

Delta Apparel, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note A— Description of Business and Basis of Presentation

Delta Apparel, Inc. (collectively with DTG2Go, LLC, Salt Life, LLC, M.J. Soffe, LLC, and other subsidiaries, "Delta Apparel," "we," "us," "our," or the "Company") is a vertically-integrated, international apparel company. With approximately 9,100 employees worldwide, we design, manufacture, source, and market a diverse portfolio of core activewear and lifestyle apparel products under our primary brands of Salt Life®, Soffe®, and Delta. We are a market leader in the on-demand, digital print and fulfillment industry, bringing DTG2Go's proprietary technology and innovation to the supply chain of our customers. We specialize in selling casual and athletic products through a variety of distribution channels and tiers, including outdoor and sporting goods retailers, independent and specialty stores, better department stores and mid-tier retailers, mass merchants and e-retailers, the U.S. military, and through our business-to-business digital platform. Our products are also made available direct-to-consumer on our ecommerce sites and in our branded retail stores. Our diversified distribution model allows us to capitalize on our strengths to provide our activewear and lifestyle apparel products to a broad and evolving customer base whose shopping preferences may span multiple retail channels.

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

We operate on a 52-53 week fiscal year ending on the Saturday closest to September 30.  Our 2022 fiscal year is a 52-week year and will end on October 1, 2022 ("fiscal 2022"). Accordingly, this Form 10-Q presents our third quarter of fiscal 2022. Our 2021 fiscal year was a 52-week year and ended on October 2, 2021 ("fiscal 2021").

For presentation purposes herein, all references to period ended relate to the following fiscal years and dates:

Period Ended	Fiscal Year	Date Ended
June 2021	Fiscal 2021	July 3, 2021
September 2021	Fiscal 2021	October 2, 2021
December 2021	Fiscal 2022	January 1, 2022
March 2022	Fiscal 2022	April 2, 2022
June 2022	Fiscal 2022	July 2, 2022

We prepared the accompanying interim Condensed Consolidated Financial Statements in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles ("U.S. GAAP") for complete financial statements. We believe these Condensed Consolidated Financial Statements include all normal recurring adjustments considered necessary for a fair presentation. Operating results for the three-month and nine-month periods ended June 2022 are not necessarily indicative of the results that may be expected for our fiscal 2022. Although our various product lines are sold on a year-round basis, the demand for specific products or styles reflects some seasonality, with sales in our June quarter generally being the highest and sales in our December quarter generally being the lowest. These Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and footnotes included in our Annual Report on Form 10-K for our fiscal 2021, filed with the United States Securities and Exchange Commission (“SEC”).

Our Condensed Consolidated Financial Statements include the accounts of Delta Apparel and its wholly-owned and majority-owned domestic and foreign subsidiaries. We apply the equity method of accounting for our investment in 31% of the outstanding capital stock of a Honduran company. During the nine-months ended June 2022 and June 2021, we received dividends from the investment of $1.1 million and $0.9 million, respectively. Our Ceiba Textiles manufacturing facility is leased under an operating lease arrangement with this Honduran company. During the nine-months ended June 2022, we paid approximately $1.3 million under this arrangement. Payments of approximately $1.8 million were made during the nine-months ended June 2021, which included payment of rent deferrals related to the June 2020 quarter as a result of the COVID pandemic.

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

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848) Facilitation of the Effects of Reference Rate Reform on Financial Reporting. ASU 2020-04 provides optional guidance for a limited period of time to ease potential accounting and financial reporting impacts of reference rate reform, including the expected transition from the London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates. This new guidance includes temporary optional practical expedients and exceptions for applying U.S. GAAP to transactions affected by reference rate reform if certain criteria are met.  These transactions include contract modifications, hedging relationships and the sale or transfer of debt securities classified as held-to-maturity.  Entities may apply the provisions of the new standard at the beginning of the reporting period when the election is made. This guidance may be applied through December 31, 2022. The Company is currently evaluating the impact of this standard on its consolidated financial statements and related disclosures and does not currently intend to early adopt the new rules.

.

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

	Three Months Ended
	June 2022		June 2021
Retail	$4,412	3%	$3,543	3%
Direct-to-consumer ecommerce	1,145	1%	2,105	2%
Wholesale	121,318	96%	113,018	95%
Net sales	$126,875	100%	$118,666	100%

	Nine Months Ended
	June 2022		June 2021
Retail	$9,685	3%	$8,429	3%
Direct-to-consumer ecommerce	3,199	1%	5,393	2%
Wholesale	356,435	96%	308,193	95%
Net sales	$369,319	100%	$322,015	100%

The table below provides net sales by reportable segment and the percentage of net sales by distribution channel for each reportable segment (in thousands):

	Three Months Ended June 2022
	Net Sales	Retail	Direct-to-consumer ecommerce	Wholesale
Delta Group	$106,020	0.1%	0.4%	99.5%
Salt Life Group	20,855	20.8%	3.4%	75.8%
Total	$126,875

	Three Months Ended June 2021
	Net Sales	Retail	Direct-to-consumer ecommerce	Wholesale
Delta Group	$102,562	0.2%	0.3%	99.5%
Salt Life Group	16,104	20.6%	11.1%	68.3%
Total	$118,666

	Nine Months Ended June 2022
	Net Sales	Retail	Direct-to-consumer ecommerce	Wholesale
Delta Group	$323,276	0.1%	0.3%	99.6%
Salt Life Group	46,043	20.3%	5.0%	74.7%
Total	$369,319

	Nine Months Ended June 2021
	Net Sales	Retail	Direct-to-consumer ecommerce	Wholesale
Delta Group	$284,404	0.3%	0.3%	99.4%
Salt Life Group	37,611	20.6%	12.1%	67.3%
Total	$322,015

Note E—Inventories

Inventories, net of reserves of $17.4 million and $15.9 million as of June 2022 and September 2021, respectively, consisted of the following (in thousands):

	June 2022	September 2021
Raw materials	$23,660	$17,204
Work in process	23,005	20,954
Finished goods	181,006	123,545
	$227,671	$161,703

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

On June 2, 2022, the Borrowers entered into a Seventh Amendment to the Fifth Amended and Restated Credit Agreement with Wells Fargo Bank (the “Agent”) and the other lenders set forth therein (the “Seventh Amendment”). The Seventh Amendment, (i) removes LIBOR based borrowing and utilizes SOFR (Secured Overnight Financing Rate) as the primary pricing structure, (ii) amends the pricing structure based on SOFR plus a CSA (Credit Spread Adjustment) defined as 10 bps for 1 month and 15 bps for 3-month tenors, (iii) sets the SOFR floor to 0 bps, (iv) reloads the fair market value of real estate and intellectual property within the borrowing base calculation and resets their respective amortization schedules, (v) sets the maturity date to 5 years from the closing date, and (vi) updates the requirement for our Fixed Charge Coverage Ratio (“FCCR”) for the preceding 12-month period must not be less than 1.0 (previously 1.1).

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

As of June 2022, we had $122.8 million outstanding under our U.S. revolving credit facility at an average interest rate of 3.4%. Our cash on hand combined with the availability under the U.S. credit facility totaled $30.8 million. At  June 2022 and September 2021 there was $25.0 million and $19.0 million, respectively, of retained earnings free of restrictions to make cash dividends or stock repurchases.

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

Honduran Debt

Since March 2011, we have entered into term loans and a revolving credit facility with Banco Ficohsa, a Honduran bank, to finance both the operations and capital expansion of our Honduran facilities. In December 2020, we entered into a new term loan and revolving credit facility with Banco Ficohsa, both with five-year terms, and simultaneously settled the prior term loans and revolving credit facility with outstanding balances at the time of settlement of $1.1 million and $9.5 million, respectively. Additionally, in May 2022, we entered into a new term loan with a five-year term with a principal amount of $3.7 million. Each of these loans are secured by a first-priority lien on the assets of our Honduran operations and is not guaranteed by our U.S. entities. These loans are denominated in U.S. dollars, and the carrying value of the debt approximates its fair value. As the revolving credit facility permits us to re-borrow funds up to the amount repaid, subject to certain objective covenants, and we intend to re-borrow funds, subject to those covenants, the amounts have been classified as long-term debt. Additional information about these loans and the outstanding balances as of  June 2022 is as follows (in thousands):

June 2022
Revolving credit facility established December 2020, interest at 7.25%, due August 2025	$2,000
Term loan established December 2020, interest at 7.5%, quarterly installments beginning September 2021 through December 2025	7,100
Term loan established May 2022, interest at 7.5%, quarterly installments beginning March 2023 through May 2027	3,656

Note G—Selling, General and Administrative Expense

We include in selling, general and administrative ("SG&A") expenses the costs incurred subsequent to the receipt of finished goods at our distribution facilities, such as the cost of stocking, warehousing, picking, packing, and shipping goods for delivery to our customers. Distribution costs included in SG&A expenses totaled $5.6 million and $5.2 million for the June 2022 and 2021 quarters, respectively. Distribution costs included in SG&A expenses totaled $16.8 million and $15.6 million for the nine-months ended June 2022 and 2021, respectively. In addition, SG&A expenses include costs related to sales associates, administrative personnel, advertising and marketing expenses and other general and administrative expenses.

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

Compensation expense is recorded within SG&A in our Condensed Consolidated Statements of Operations over the vesting periods. During the June 2022 and 2021 quarters, we recognized $1.1 million and $0.5 million in stock-based compensation expense, respectively. Associated with the compensation cost are income tax benefits recognized of $0.2 million and $0.1 million, respectively, for each of the three-month periods ended June 2022 and June 2021, respectively. During the nine-months ended June 2022 and June 2021, we recognized $2.4 million and $2.0 million, respectively, in stock-based compensation expense. Associated with the compensation cost are income tax benefits recognized of $0.4 million and $0.5 million, respectively, for each of the nine-months periods ended June 2022 and June 2021.

During the December 2021 quarter, performance stock units and restricted stock units representing 47,700 and 95,000 shares of our common stock, respectively, vested with the filing of our Annual Report on Form 10-K for fiscal 2021, and were issued in accordance with their respective agreements. Of these vested awards, 96,350 were payable in common stock and 46,350 were payable in cash.

During the December 2021 quarter, restricted stock units representing 5,000 shares of our common stock were granted and are eligible to vest upon the filing of our Annual Report on Form 10-K for fiscal 2022 and are payable in common stock.

During the December 2021 quarter, performance stock units and restricted stock units representing 59,625 and 59,625 shares of our common stock, respectively, were granted and are eligible to vest upon the filing of our Annual Report for fiscal 2023. Of these shares, 64,625 are payable in common stock and 54,625 are payable in cash.

During the December 2021 quarter, restricted stock units representing 13,000 shares of our common stock were granted and are eligible to vest upon the filing of our Annual Report on Form 10-K for fiscal 2024 and are payable in common stock.

During the March 2022 quarter, restricted stock units representing 42,000 shares of our common stock were granted and are eligible to vest upon the filing of our Annual Report for fiscal 2023. Of these shares, 21,000 are payable in common stock and 21,000 are payable in cash.

During the March 2022 quarter, restricted stock units representing 42,000 shares of our common stock were granted and are eligible to vest upon the filing of our Annual Report for fiscal 2024. Of these shares, 21,000 are payable in common stock and 21,000 are payable in cash.

During the June 2022 quarter, restricted stock units representing 10,000 shares of our common stock were granted and are eligible to vest upon the filing of our Annual Report on Form 10-K for fiscal 2022 and are payable in common stock. Additionally, restricted stock units representing 10,000 shares of our common stock were granted and are eligible to vest upon the filing of our Annual Report for fiscal 2023. Of these shares, 5,000 are payable in common stock and 5,000 are payable in cash. Additionally, restricted stock units representing 10,000 shares of our common stock were granted and are eligible to vest upon the filing of our Annual Report for fiscal 2024. Of these shares, 5,000 are payable in common stock and 5,000 are payable in cash.

During the June 2022 quarter, performance stock units representing 10,000 were granted and are eligible to vest upon the filing of our Annual Report on Form 10-K for fiscal 2023. Of these shares, 5,000 are payable in common stock and 5,000 are payable in cash. Additionally, performance stock units representing 10,000 were granted and are eligible to vest upon the filing of our Annual Report on Form 10-K for fiscal 2024. Of these shares, 5,000 are payable in common stock and 5,000 are payable in cash.

As of June 2022, there was $4.9 million of total unrecognized compensation cost related to unvested awards granted under the 2020 Stock Plan. This cost is expected to be recognized over a period of 2.4 years.

Note I—Purchase Contracts

We have entered into agreements, and have fixed prices, to purchase yarn, finished fabric, and finished apparel and headwear products. At June 2022, minimum payments under these contracts were as follows (in thousands):

Yarn	$30,480
Finished fabric	7,620
Finished products	11,059
$49,159

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

The Salt Life Group is comprised of our lifestyle brand focused on a broad range of apparel garments, headwear and related accessories to meet consumer preferences and fashion trends, and includes our Salt Life business unit. These products are sold through specialty and boutique shops, traditional department stores, and outdoor retailers, as well as direct-to-consumer through branded ecommerce sites and branded retail stores. Products in this segment are marketed under our lifestyle brand of Salt Life®.

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

	Three Months Ended		Nine Months Ended
	June 2022	June 2021	June 2022	June 2021
Segment net sales:
Delta Group	$106,020	$102,562	$323,276	$284,404
Salt Life Group	20,855	16,104	46,043	37,611
Total net sales	$126,875	$118,666	$369,319	$322,015

Segment operating earnings:
Delta Group (1)	$10,701	$13,869	$33,557	$28,394
Salt Life Group	3,574	2,916	7,037	4,726
Total segment operating earnings	$14,275	$16,785	$40,594	$33,120

(1) In fiscal 2021, the Delta Group operating earnings included $1.3 million of expense, reported within "Other loss (income), net", related to two catastrophic hurricanes that disrupted operations during the December 2020 quarter.

The following table reconciles the segment operating earnings to the consolidated earnings before provision for income taxes (in thousands):

	Three Months Ended		Nine Months Ended
	June 2022	June 2021	June 2022	June 2021
Segment operating earnings	$14,275	$16,785	$40,594	$33,120
Unallocated corporate expenses	4,980	4,882	11,041	10,569
Unallocated interest expense	1,971	1,735	5,370	5,225
Consolidated earnings before provision for income taxes	$7,324	$10,168	$24,183	$17,326

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

Our effective income tax rate on operations for the nine-months ended June 2022 was 17.2% compared to a rate of 23.1% in the same period of the prior year, and an effective rate of 21.9% for fiscal 2021. We generally benefit from having income in foreign jurisdictions that are either exempt from income taxes or have tax rates that are lower than those in the United States. As such, changes in the mix of U.S. taxable income compared to profits in tax-free or lower-tax jurisdictions can have a significant impact on our overall effective tax rate.

Note L—Derivatives and Fair Value Measurements

From time to time, we may use interest rate swaps or other instruments to manage our interest rate exposure and reduce the impact of future interest rate changes. These financial instruments are not used for trading or speculative purposes. We have designated our interest rate swap contracts as cash flow hedges of our future interest payments. As a result, the gains and losses on the swap contracts are reported as a component of other comprehensive income and are reclassified into interest expense as the related interest payments are made. As of  June 2022, all of our other comprehensive income was attributable to shareholders; none related to the non-controlling interest.  Outstanding instruments as of  June 2022 are as follows:

		Notional
	Effective Date	Amount	Fixed LIBOR Rate	Maturity Date
Interest Rate Swap	July 25, 2018	$20.0 million	3.18%	July 25, 2023

The following table summarizes the fair value and presentation in the Condensed Consolidated Balance Sheets for derivatives related to our interest swap agreements as of June 2022 and September 2021 (in thousands):

	June 2022	September 2021
Deferred tax assets	$1	$266
Other non-current liabilities	(8)	(1,052)
Accumulated other comprehensive loss	$(7)	$(786)

From time to time, we may purchase cotton option contracts to economically hedge the risk related to market fluctuations in the cost of cotton used in our operations. We do not receive hedge accounting treatment for these derivatives. As such, the realized and unrealized gains and losses associated with them are recorded within cost of goods sold on the Condensed Consolidated Statement of Operations. No such cotton contracts were outstanding at  June 2022 and September 2021.

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

The following financial liabilities are measured at fair value on a recurring basis (in thousands):

		Fair Value Measurements Using
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Period Ended	Total	(Level 1)	(Level 2)	(Level 3)
Interest Rate Swaps
June 2022	$(8)	—	$(8)	—
September 2021	$(1,052)	—	$(1,052)	—

Contingent Consideration
June 2022	$(563)	—	—	$(563)
September 2021	$(1,897)	—	—	$(1,897)

The fair value of the interest rate swap agreements was derived from a discounted cash flow analysis based on the terms of the contract and the forward interest rate curves adjusted for our credit risk, which fall in Level 2 of the fair value hierarchy. At June 2022 and September 2021, book value for fixed rate debt approximates fair value based on quoted market prices for the same or similar issues or on the current rates offered to us for debt of the same remaining maturities (a Level 2 fair value measurement).

The DTG2Go acquisition purchase price consisted of additional payments contingent on the combined business’s achievement of certain performance targets related to sales and earnings before interest, taxes, depreciation and amortization ("EBITDA") for the period from April 1, 2018, through September 29, 2018, as well as for our fiscal years 2019, 2020, 2021 and 2022. The valuation of the fair value of the contingent consideration is based upon projected results. The fair value of the contingent consideration is sensitive to changes in our projected results and discount rates.  As of June 2022, we estimate the fair value of contingent consideration to be $0.6 million, a $1.3 million decrease from September 2021 due to a change in projected results resulting in decreased estimated future earnout payments.

Note M—Legal Proceedings

At times, we are party to various legal claims, actions and complaints. We believe that, as a result of legal defenses, insurance arrangements, and indemnification provisions with parties believed to be financially capable, such actions should not have a material adverse effect on our operations, financial condition, or liquidity.

Note N—Repurchase of Common Stock

As of September 28, 2019, our Board of Directors authorized management to use up to $60.0 million to repurchase stock in open market transactions under our Stock Repurchase Program.  During the June 2022 quarter, we purchased 33,934 shares of our common stock for an aggregate of $1.0 million. Through June 2022, we have purchased 3,735,114 shares of our common stock for an aggregate of $56.4 million under our Stock Repurchase Program since its inception. All purchases were made at the discretion of management and pursuant to the safe harbor provisions of SEC Rule 10b-18. As of June 2022, $3.6 million remained available for future purchases under our Stock Repurchase Program, which does not have an expiration date.

Note O—Goodwill and Intangible Assets

Components of intangible assets consist of the following (in thousands):

	June 2022			September 2021
	Cost	Accumulated Amortization	Net Value	Cost	Accumulated Amortization	Net Value	Economic Life

Goodwill	$37,897	$—	$37,897	$37,897	$—	$37,897	N/A

Intangibles:
Tradename/trademarks	$16,000	$(4,717)	$11,283	$16,000	$(4,317)	$11,683	20 – 30 yrs
Customer relationships	7,400	(3,028)	4,372	7,400	(2,473)	4,927	20 yrs
Technology	10,083	(2,385)	7,698	9,952	(1,715)	8237	10 yrs
License agreements	2,100	(914)	1,186	2,100	(837)	1,263	15 – 30 yrs
Non-compete agreements	1,657	(1,569)	88	1,657	(1,476)	181	4 – 8.5 yrs
Total intangibles	$37,240	$(12,613)	$24,627	$37,109	$(10,818)	$26,291

Goodwill represents the acquired goodwill net of the $0.6 million impairment losses recorded in fiscal year 2011. As of June 2022, the Delta Group segment assets include $18.0 million of goodwill, and the Salt Life segment assets include $19.9 million.

Depending on the type of intangible asset, amortization is recorded under cost of goods sold or selling, general and administrative expenses. Amortization expense for intangible assets for the June 2022 and June 2021 quarters was $0.6 million and $0.5 million, respectively. Amortization for the nine-months ended June 2022 and June 2021 was $1.8 million and 1.2 million, respectively. Amortization expense is estimated to be approximately $2.3 million for the year ended September 2022, approximately $2.2 million for the year ended September 2023, and approximately $2.2 million for the years ended September 2024, 2025 and 2026.

On June 1, 2021, DTG2Go, LLC acquired specified net assets of Fan Print Inc., which primarily included its Autoscale.ai technology as well as immaterial net working capital. The costs to acquire the net assets were $8.0 million, of which $6.6 million was paid at closing through our existing U.S. credit facility and $1.4 million will be paid in three installments, one installment in our third quarter of fiscal 2022 and two installments remaining. The acquisition qualified as an asset acquisition in accordance with ASU 2017-01, Clarifying the Definition of a Business, as substantially all of the fair value of the net assets acquired or $8.1 million were assigned to the technology intangible asset with an estimated economic life of 10 years. The acquisition cost also consists of additional payments contingent on the adjusted operating profits resulting from the Autoscale.ai technology for the period from June 1, 2021 through October 2, 2021, as well as for our fiscal years 2022 through 2026. These contingent earnout liabilities are recognized when the contingency is probable and reasonably estimable, which generally results in recognition, if earned, during the fourth quarter of each fiscal year and which would increase the value of the technology intangible asset.

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

Business Outlook

The results of our third quarter fiscal 2022 reflect a continuation of the solid performance we achieved in the first half of fiscal 2022, which we believe has been driven by strong consumer demand for our products. While sales continue to grow year over year, our operating margin was negatively impacted by inflationary pressures, resulting in higher variable selling and distribution costs and lower operating margins. Our bottom line results achieved diluted earnings per share of $0.88 for the third quarter.

Our five focused go-to-market strategies and our vertical manufacturing supply chain are driving growth across all the channels we serve. Our Delta Group segment saw 3% sales growth over the prior year across our diversified channels of distribution and as a result of providing additional value-added services. Driven in large part by increased customer demand, our Activewear business, comprised of Delta Direct and Global Brands & Retail Direct business, saw sales increase over the prior year third quarter. Our digital print business, DTG2Go, also saw sales growth during the third quarter of fiscal 2022.

The Salt Life segment exceeded the prior year third quarter with sales increasing by 30%. Our wholesale channel continued to demonstrate strength, and the Salt Life branded retail footprint was further expanded with the opening of new locations in Foley, Alabama; Hilton Head, South Carolina; Boca Raton, Florida; and Rehoboth Beach, Delaware, bringing the number of retail doors to 20 locations across seven states. Our recent Salt Life retail store openings have continued to validate the strength of the Salt Life brand and our go-to-market strategy.

Results of Operations

Financial results included herein have been presented on a generally accepted accounting principles ("GAAP") basis and, in certain limited instances, we have presented our financial results on a GAAP and non-GAAP (“adjusted”) basis, which is further described in the sections entitled “Non-GAAP Financial Measures.”

Net sales were $126.9 million in the third quarter of fiscal 2022, an increase of 7% compared to the prior year third quarter net sales of $118.7 million.

Net sales in the Delta Group segment grew 3% to $106.0 million in the third quarter of fiscal 2022 compared to $102.6 million in the prior year third quarter. Delta Direct, Retail Direct and Global Brands grew 3% from prior year. Net sales for the first nine months of 2022 were $323.3 million, a 14% increase over the prior year.

The Salt Life Group segment third quarter fiscal 2022 revenue grew 30% to $20.9 million compared to $16.1 million in the prior year third quarter. The segment’s growth was primarily driven by growth in our wholesale channel and retail stores. For the first nine months of 2022, net sales were $46.0 million, up over $8.4 million from the prior year net sales of $37.6 million.

Gross margins were 24.2% for the third quarter of fiscal 2022, declining 130 basis points from the prior year third quarter gross margin of 25.5%.

The Delta Group segment gross margins were 19.1% for the third quarter of fiscal 2022, a decline of 260 basis points from the prior year third quarter margins of 21.7%. Gross margins were primarily impacted by increased input costs. Margins for the first nine months of fiscal 2022 declined from 20.2% in prior year to 19.6% of sales in the current year.

The Salt Life Group segment gross margins improved to 50.2% in the third quarter of fiscal 2022, an improvement of 50 basis points compared to 49.7% in the prior year third quarter resulting from a favorable mix of sales, including increased Salt Life branded retail store sales. For the first nine months of fiscal year 2022, gross margins grew to 51.6% of sales from 47.9% in prior year.

Selling, general, and administrative expenses ("SG&A") were $22.4 million in the third quarter of fiscal 2022, or 17.7% of sales, compared to $19.9 million, 16.8% of sales, in the prior year third quarter.  The increase in SG&A expenses of $2.5 million compared to prior year third quarter was primarily driven by higher variable selling and distribution costs. SG&A expenses for the first nine months of 2022 were $59.6 million, or 16.1% of sales, compared to $53.0 million, or 16.5% of sales, in the prior year.

Other income for the 2022 and 2021 third fiscal quarters includes profits related to our Green Valley Industrial Park equity method investment. Other income for the third fiscal quarter of 2022 also includes a valuation change in our contingent consideration liabilities of $0.8 million. The first nine months of 2022 other income was $1.9 million, including profits related to our Green Valley Industrial Park equity method investment and a valuation adjustment to our contingent consideration. Other expense in the first nine months of 2021 include $1.9 million of expenses related to the impact of two hurricanes that disrupted our Honduran manufacturing facilities in the December 2020 quarter in addition to $0.4 million of long-lived asset impairment charges as the result of a strategic decision in the June 2021 quarter to exit branded Soffe retail stores.

Operating profit in the third quarter of fiscal 2022 was $9.3 million. This is a decrease of 22% over the prior year third fiscal quarter of $11.9 million of operating profit. For the first nine months of fiscal year 2022, operating income was $29.5 million.

The Delta Group segment had operating income of $10.7 million in the third fiscal quarter of 2022, or 10.1% of net sales, compared to $13.9 million, or 13.5% of net sales, in the prior year third quarter. The decrease in operating profit was driven by declining gross margins. Operating income was $33.6 million, or 10.4% of sales, for the first nine months of fiscal 2022, compared to $28.4 million, or 10.0% of sales, in the prior year adjusted for $1.3 million of hurricane-related disruption costs.

The Salt Life Group segment had operating income of $3.6 million in the third fiscal quarter of 2022, or 17.1% of net sales, compared to $2.9 million, or 18.1% of sales, in the prior year third quarter. The increase in operating profit was driven by higher sales volume and increased gross margins offset by higher selling and distribution costs. For the first nine months, operating income improved by $2.3 million to $7.0 million.

Net interest expense for the third quarters of fiscal year 2022 and 2021 was $2.0 million and $1.7 million, respectively. Net interest expense for the first nine months of 2022 was $5.4 million compared to $5.2 million in the prior year first nine months.

Our effective tax rate on operations for the nine-month period ended June 2022 was 17.2%. This compares to an effective tax rate of 23.1% for the same period in the prior year and 21.9 % for the full fiscal year 2021. Changes in the mix of U.S. taxable income compared to profits in tax-free or lower-tax jurisdictions have driven this change in our effective tax rate.

Net income attributable to shareholders for the third fiscal quarter of 2022 were $6.2 million, or $0.88 per diluted share, compared to $8.2 million, or $1.14 per diluted share, in the prior year. Net income attributable to shareholders for the first nine months of 2022 was $20.0 million, or $2.84 per diluted share, compared to $13.4 million, or $1.90 per diluted share, in the prior year.

Accounts receivable were $68.4 million at June 2022, compared to $67.0 million as of September 2021. Days sales outstanding ("DSO") as of June 2022 were 49 days compared to 47 days at September 2021.

Net inventory as of June 2022 was $227.7 million, an increase of $66.0 million from September 2021 and $75.4 million from June 2021. The inventory value is higher than both the prior third quarter and the fiscal year end as a result of higher input costs impacting materials, transportation and labor combined with an increase in units on hand.

Total net debt, including capital lease financing and cash on hand, was $162.4 million at June 2022, an increase of $40.6 million from September 2021. Cash on hand and availability under our U.S. revolving credit facility totaled $30.8 million at June 2022, a $14.6 million decrease from September 2021 principally driven by investments in the business to support working capital needs and increased input costs due to inflationary pressures.

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

Liquidity and Capital Resources

Operating Cash Flows

Operating activities resulted in a cash usage of $13.4 million for the nine months ended June 2022 compared to $11.0 million of cash provided in the prior year. The decrease in cash provided in operating cash flows in the current year are due to a build in inventory as a result of increased input costs and manufacturing output. This was partially offset by increased earnings in the business and change in timing of payments to suppliers in the current period.

Investing Cash Flows

Cash outflows for capital expenditures were $10.9 million during the first nine months of 2022 compared to $1.7 million in the same period in the prior year. During the nine-months ended June 2022, there were $10.4 million of capital expenditures financed under a capital lease arrangement. We anticipate our fiscal 2022 capital expenditures, including those financed under capital leases, to be approximately $20 million for fiscal 2022 and to be focused primarily on our distribution expansion, digital print equipment, manufacturing equipment, information technology, and direct-to-consumer investments, including additional Salt Life retail store openings.

Financing Activities

During the nine months ended June 2022, cash provided by financing activities was $16.2 million and primarily related to fund our operating activities, working capital needs, and certain capital investments offset by scheduled loan principal payments.

Future Liquidity and Capital Resources

See Note F – Debt to the Condensed Consolidated Financial Statements for discussion of our various financing arrangements, including the terms of our revolving U.S. credit facility.

Our credit facility, as well as cash flows from operations, are intended to fund our day-to-day working capital needs, and along with capital lease financing arrangements, to fund our planned capital expenditures. However, any material deterioration in our results of operations, may result in the loss of our ability to borrow under our U.S. revolving credit facility and to issue letters of credit to suppliers, or may cause the borrowing availability under that facility to be insufficient for our needs. Availability under our credit facility is primarily a function of the levels of our accounts receivable and inventory. A significant deterioration in our accounts receivable or inventory levels could restrict our ability to borrow additional funds or service our indebtedness. Additionally, a significant deterioration in our business results could cause our availability to fall below minimum thresholds, thereby requiring us to maintain the minimum FCCR specified in our credit agreement, which we may not be able to maintain. Moreover, our credit facility includes a financial covenant that if the availability under our credit facility falls below the amounts specified in our U.S. credit agreement, our fixed charge coverage ratio (FCCR) for the preceding 12-month period must not be less than 1.0. While our availability at June 2022 was above the minimum thresholds specified in our credit agreement, a significant deterioration in our business could cause our availability to fall below such thresholds, thereby requiring us to maintain the minimum FCCR specified in our credit agreement.

Share Repurchase Program

In the third quarter of fiscal 2022 under the previously announced share repurchase program, the Company purchased 33,934 shares for $1.0 million, bringing the total amount repurchased to $56.4 million during the life of the program. At the end of the third quarter of fiscal 2022, the Company had $3.6 million of remaining repurchase capacity under its existing authorization.

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

Changes in Internal Control Over Financial Reporting

There were no changes during the June 2022 quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

See Note M—Legal Proceedings, in Part I, Item 1, which is incorporated herein by reference.

Item 1A.	Risk Factors

None

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) Repurchases of Common Stock

See Note N—Repurchase of Common Stock, Part I, in Item 1, which is incorporated herein by reference.

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibits

10.1	Employment Agreement between Delta Apparel, Inc and Matthew J. Miller dated April 4, 2022: Incorporated by reference to Exhibit 10.1 to the Company's 10-Q filed on April 2, 2022.

10.2	Employment Agreement between Delta Apparel, Inc and Jeffrey N. Stillwell dated January 1, 2022.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File - (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DELTA APPAREL, INC. (Registrant)

Date	August 4, 2022	By:	/s/Simone Walsh
Simone Walsh Chief Financial Officer