Form 10-K
period 2022-10-01
DELTA APPAREL, INC
filed 2022-11-21
CIK 1101396

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Fiscal Year Ended October 1, 2022
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

Based on the closing price of the registrant's common stock of $29.94 as quoted by the NYSE American on April 2, 2022, which is the last business day of the registrant's most recently completed second quarter, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $191.0 million. Solely for purposes of this disclosure, shares of common stock held by executive officers and directors of the registrant as of such date have been excluded because such persons may be deemed to be affiliates.

The number of outstanding shares of the registrant’s common stock was 6,915,663 as of November 14, 2022.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant's Annual Meeting of Shareholders is currently scheduled for February 9, 2023. Portions of the registrant's Proxy Statement for its annual meeting are incorporated by reference in Part III of this Annual Report on Form 10-K where indicated. Such proxy statement will be filed with the Securities and Exchange Commission ("SEC") within 120 days of the registrant's fiscal year ended October 1, 2022.

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

Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based on our current expectations and are necessarily dependent upon assumptions, estimates and data that we believe are reasonable and accurate but may be incorrect, incomplete or imprecise. Forward-looking statements are subject to a number of business risks and inherent uncertainties, any of which could cause actual results to differ materially from those set forth in or implied by the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in forward-looking statements include, among others, the following:

●	the general U.S. and international economic conditions;
●	the impact of the COVID-19 pandemic on our operations, financial condition, liquidity, and capital investments, including recent labor shortages, inventory constraints, and supply chain disruptions;
●	significant interruptions or disruptions within our manufacturing, distribution or other operations;
●	deterioration in the financial condition of our customers and suppliers and changes in the operations and strategies of our customers and suppliers;
●	the volatility and uncertainty of cotton and other raw material prices and availability;
●	the competitive conditions in the apparel industry;
●	our ability to predict or react to changing consumer preferences or trends;
●	our ability to successfully open and operate new retail stores in a timely and cost-effective manner;
●	the ability to grow, achieve synergies and realize the expected profitability of acquisitions;
●	changes in economic, political or social stability at our offshore locations in areas in which we, or our suppliers or vendors, operate;
●	our ability to attract and retain key management;
●	the volatility and uncertainty of energy, fuel and related costs;
●	material disruptions in our information systems related to our business operations;
●	compromises of our data security;
●	significant changes in our effective tax rate;
●	significant litigation in either domestic or international jurisdictions;
●	recalls, claims and negative publicity associated with product liability issues;
●	the ability to protect our trademarks and other intellectual property;
●	changes in international trade regulations;
●	our ability to comply with trade regulations;
●	changes in employment laws or regulations, our relationship with employees; or our ability to attract and retain employees;
●	negative publicity resulting from violations of manufacturing standards or labor laws or unethical business practices by our suppliers and independent contractors;
●	the inability of suppliers or other third-parties, including those providing properly functioning key equipment, transportation, and other services, to perform their obligations or fulfill the terms of their contracts with us;
●	restrictions on our ability to borrow capital or service our indebtedness;
●	interest rate fluctuations increasing our obligations under our variable rate indebtedness;
●	the ability to raise additional capital;
●	the impairment of acquired intangible assets;
●	foreign currency exchange rate fluctuations;
●	the illiquidity of our shares; and
●	price volatility in our shares and the general volatility of the stock market.

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

Part I

Item 1. Business

Overview

Delta Apparel, Inc. (collectively with DTG2Go, LLC, Salt Life, LLC, M.J. Soffe, LLC, and other subsidiaries, "Delta Apparel," "we," "us," "our," or the "Company") is a vertically-integrated, international apparel company with approximately 8,600 employees worldwide. We design, manufacture, source, and market a diverse portfolio of core activewear and lifestyle apparel products under our primary brands of Salt Life®, Soffe®, and Delta. We are a market leader in the on-demand, digital print and fulfillment industry, bringing DTG2Go's proprietary technology and innovation to our customers' supply chain. We specialize in selling casual and athletic products through a variety of distribution channels and tiers, including outdoor and sporting goods retailers, independent and specialty stores, better department stores and mid-tier retailers, mass merchants, eRetailers, the U.S. military, and through our business-to-business digital platform. Our products are also made available direct-to-consumer on our ecommerce sites and in our branded retail stores. Our diversified go-to-market strategy allows us to capitalize on our strengths to provide our activewear and lifestyle apparel products to a broad and evolving customer base whose shopping preferences may span multiple retail channels.

We design and internally manufacture the majority of our products with more than 90% of the apparel units that we sell are sewn in our own facilities. This allows us to offer a high degree of consistency and quality, leverage scale efficiencies, and react quickly to changes in trends within the marketplace. We have manufacturing operations located in the United States, El Salvador, Honduras, and Mexico, and we use domestic and foreign contractors as additional sources of production. Our distribution facilities are strategically located throughout the United States to better serve our customers with same-day shipping on our catalog products and weekly replenishments to retailers.

We were incorporated in Georgia in 1999, and our headquarters is located in Duluth, Georgia. Our common stock trades on the NYSE American under the symbol “DLA." We operate on a 52-53 week fiscal year ending on the Saturday closest to September 30. All references to "2022" refer to the 52-week fiscal year ended October 1, 2022. All references to "2021" relate to the 52-week fiscal year ended October 2, 2021. We are filing as a smaller reporting company for 2022 as our public float was less than the applicable $250 million threshold on the last day of our second quarter.

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

Segments, Products, Brands, and Customers

Our operations are managed and reported in two segments, Delta Group and Salt Life Group, which reflect the manner in which the business is managed, and results are reviewed by the Chief Executive Officer, who is our chief operating decision maker.

Delta Group

The Delta Group is comprised of the following business units primarily focused on core activewear styles: DTG2Go and Delta Activewear.

DTG2Go
We are a market leader in the on-demand, direct-to-garment digital print and fulfillment industry, bringing technology and innovation to the supply chains of our many customers.  Our ‘On-Demand DC’ digital solution provides retailers and brands with immediate access to utilize DTG2Go’s broad network of print and fulfillment facilities, while offering the scalability to integrate digital fulfillment within the customer's own distribution facilities. We use highly-automated factory processes and our proprietary software to deliver on-demand, digitally printed apparel direct to consumers on behalf of our customers. Via our eight fulfillment facilities throughout the United States, DTG2Go offers a robust digital supply chain, shipping custom graphic products within 24 to 48 hours to consumers in the United States and to over 100 countries worldwide. DTG2Go has made significant investments in its “digital-first” retail model, providing digital graphic prints that meet the high-quality standards required for brands, retailers and intellectual property holders. Throughout fiscal 2022, we continued to invest in our proprietary software, new digital print equipment, and in research and development initiatives related to the setups, formulas and processes needed to serve our customers. Through integration with Delta Activewear, DTG2Go also services the eRetailer, ad-specialty, promotional and screen print marketplaces, among others.

Delta Activewear

Delta Activewear is a preferred supplier of activewear apparel to regional and global brands as well as direct to retail and wholesale markets. The Activewear business is organized around three key customer channels – Delta Direct, Global Brands, and Retail Direct – that are distinct in their go-to-market strategies and how their respective customer bases source their various apparel needs. Our Delta Direct channel services the screen print, promotional, and eRetailer markets as well as retail licensing customers that sell through to many mid-tier and mass market retailers. Delta Direct products include a broad portfolio of apparel and accessories under the Delta, Delta Platinum, and Soffe brands as well as sourced items from select third party brands. Our fashion basics line includes our Platinum Collection, which offers fresh, fashionable silhouettes with a luxurious look and feel, as well as versatile fleece offerings. We offer innovative apparel products, including the Delta Dri line of performance shirts built with moisture-wicking material to keep athletes dry and comfortable; ringspun garments with superior comfort, style and durability; and Delta Soft, a collection with an incredible feel and price. We also offer our heritage, mid- and heavier-weight Delta Pro Weight® and Magnum Weight® tee shirts.

The iconic Soffe brand offers activewear for spirit makers and record breakers and is widely known for the original "cheer short" with the signature roll-down waistband.  Soffe carries a wide range of activewear for the entire family.  Soffe's heritage is anchored in the military, and we continue to be a proud supplier to both active duty and veteran United States military personnel worldwide.  The Soffe men's assortment features the tagline "anchored in the military, grounded in training" and offers everything from physical training gear certified by the respective branches of the military, classic base layers that include the favored 3-pack tees, and the iconic "ranger panty." Complementing the Delta and Soffe brand apparel, we provide our customers with a broad range of product categories with nationally recognized branded products including polos, outerwear, headwear, bags and other accessories.  Our Soffe products are also available direct to consumers at www.soffe.com.

Our Global Brands channel serves as a key supply chain partner to large multi-national brands, major branded sportswear companies, trendy regional brands, and all branches of the United States armed forces, providing services ranging from custom product development to shipment of branded products with  “retail-ready” value-added services including embellishment, hangtags, and ticketing.

Our Retail Direct channel serves brick and mortar and online retailers by providing our portfolio of Delta, Delta Platinum, and Soffe products directly to the retail locations and ecommerce fulfillment centers of a diversified customer base including sporting goods and outdoor retailers, specialty and resort shops, farm and fleet stores, department stores, and mid-tier retailers.

As a key element of the integrated Delta Group segment, each of Activewear’s primary channels offers a seamless solution for small-run decoration needs with on-demand digital print services, powered by DTG2Go.

Salt Life Group

Salt Life

Salt Life is an authentic, aspirational lifestyle brand that represents a passion for the ocean, the salt air, and, more importantly, a way of life and all it offers, from surfing, fishing, and diving to beach fun and sun-soaked relaxation. The Salt Life brand combines function and fashion with a tailored fit for the active lifestyles of those that “live the Salt Life.” With increased worldwide appeal, Salt Life has continued to provide the cotton graphic tees and logo decals that originally drove awareness for the brand, and expanded into performance apparel, swimwear, board shorts, sunglasses, bags, and accessories. In fiscal 2022, Salt Life grew its retail footprint to include twenty-one stores across the U.S. coastline from Southern California to Key West and up the eastern seaboard to Rehoboth Beach, Delaware. Consumers can also seamlessly experience the Salt Life brand through one of our retail partners which include surf shops, specialty stores, department stores, and outdoor merchants or by accessing our Salt Life ecommerce site at www.saltlife.com.

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

Our manufacturing operations begin with the purchase of yarn and other raw materials from third-party suppliers. We have operated with a supply agreement with Parkdale Mills, Inc. and Parkdale America, LLC (collectively "Parkdale") to supply our yarn requirements since 2005, with our existing agreement running through December 31, 2024. Under the supply agreement, we purchase all of our yarn requirements for use in our manufacturing operations from Parkdale, excluding yarns that Parkdale does not manufacture or cannot manufacture due to temporary capacity constraints. The purchase price of yarn is based upon the cost of cotton, as reported by the New York Cotton Exchange, plus a fixed conversion cost. We set future cotton prices with purchase commitments as a component of the purchase price in advance of the shipment of finished yarn from Parkdale.

We manufacture fabrics in our leased textile facility located near San Pedro Sula, Honduras. We also purchase fabric sourced in Mexico for use in our Campeche, Mexico sew facility, purchase specialized fabrics that we currently do not have the capacity or capability to produce, and may purchase other fabrics when it is cost-effective to do so.  In 2022 and 2021, we manufactured approximately 80% of fabrics used in our internally-produced garments. The manufacturing process continues at one of our six apparel manufacturing facilities where fabric is cut and sewn into finished garments. These owned or leased facilities are located domestically (two in North Carolina) and internationally (two in Honduras, one in El Salvador and one in Mexico). In 2022 and 2021, approximately 95% or more of our manufactured products were sewn in our owned or leased manufacturing facilities. The remaining products were sewn by third-party contractors located primarily in the Caribbean Basin. To supplement our internal manufacturing platform, we purchase products from third-party global suppliers. In 2022 and 2021, we sourced less than 10% of our total products from third parties.

Many of the garments we produce will be decorated using screen printing or digital printing technology, and will be retail-packaged, including ticketing, hang tags, and hangers.  These services can be performed domestically for quick-turn service or internationally in our facilities in El Salvador and Mexico. We offer digital fulfillment services, powered by DTG2Go, at eight domestic facilities, including five such facilities that are integrated with Delta Group distribution centers. These facilities support our strategy of establishing integrated fulfillment locations that combine our DTG2Go state-of-the-art digital platform with our Delta Activewear supply of fashion and core basic garments. Furthermore, these facilities create a seamless nationwide footprint allowing us to reach approximately 95% of all U.S. consumers with two-day shipping.

We operate  eight distribution facilities strategically located throughout the United States that carry in-stock inventory for shipment to customers, with most shipments made via third-party carriers. To better serve customers, we allow products to be ordered by the piece, dozen, or full case quantity, and we aggressively leverage our strengths and efficiencies to meet the quick-turn needs of our customers. Because a significant portion of our business consists of at-once replenishment orders, we believe that backlog order levels do not provide a general indication of future sales.

See Item 2. Properties for more information about each of our primary manufacturing and distribution facilities.

Sales & Marketing

Our sales and marketing functions consist of both employed and independent sales representatives and agencies located throughout the country. Our sales teams service specialty and resort shops; department, mid-tier and mass retailers; sporting goods stores; eRetailers and the U.S. military. Our brands leverage both in-house and outsourced marketing communication professionals to amplify their lifestyle statements.

The majority of our apparel products are produced based on forecasts to permit quick shipments to our customers; however, our custom programs are generally made only to order. During 2022, we shipped our products to approximately 7,300 customers, many of whom have numerous retail doors.  No single customer accounted for more than 10% of our sales in 2022 or 2021, and our strategy is to not become dependent on any single customer. Revenues attributable to sales of our products in foreign countries represented less than 1% of consolidated net sales in both 2022 and 2021.

Trademarks and License Agreements

We own several well-recognized trademarks that are important to our business. Salt Life® is an authentic, aspirational lifestyle brand that embraces those who love the ocean and everything associated with living the "Salt Life". Soffe® has stood for quality and value in the athletic and activewear market for more than sixty years. Our other registered trademarks include Intensity Athletics®, Kudzu®, Pro Weight®, Magnum Weight®, and the Delta Design logo trademark. Our trademarks are valuable assets that differentiate the marketing of our products. We vigorously protect our trademarks and other intellectual property rights against infringement. While our strategy is to own the intellectual property we use within our business, we are an official intellectual property licensee for branches of the United States military which is used within the Soffe brand. We believe these license agreements are important given the military heritage of Soffe.

Environmental, Sustainability, and Governance

We aim to disclose and communicate transparently any material risks that could affect our investors, and we strive to implement policies and practices that continuously improve the transparency and sustainability of our supply chain. The Environmental, Sustainability, and Governance (“ESG”) disclosures within this Annual Report and our definitive Proxy Statement align with the standards issued by the Sustainability Accounting Standards Board (“SASB”) for the Apparel, Accessories, and Footwear industry and with regulations and guidance issued by the Securities and Exchange Commission. The indicators in the Annual Report and definitive Proxy Statement have been carefully selected to show the most relevant aspects of our performance in the areas of environmental impact, health and safety, responsible raw material sourcing, safe chemical management, and responsible corporate governance.

Conserving the Environment

We believe that efficiently and sustainably managing natural resources is a smart business practice and a responsible decision for the planet. By effectively and safely managing the materials used to manufacture our apparel products, we also protect the health and safety of our customers and employees. Our commitment to environmental sustainability includes compliance with safe chemistry practices and implementing technology and processes that reduce energy and water consumption, reuse and effectively treat wastewater, and reduce and recycle waste. We are committed to full compliance with local, regional, and national environmental laws and regulations.

Reducing our Environmental Impact

Environmental problems such as climate change and resource depletion are escalating worldwide. Therefore, understanding and managing greenhouse gas emissions is important to effectively mitigate our impact to the environment. We are committed to monitoring our greenhouse gas emissions and adopting innovative technologies to improve the energy efficiency of our facilities and reduce our overall energy intensity, which is measured as primary energy consumption in kilowatt-hours per unit of gross domestic product.

The focus on reducing our overall energy intensity is driven by our goal to establish an energy efficient operation and reduce greenhouse gas emissions, which will contribute to lowering our operating costs as well as reducing our carbon footprint. The operations at our Ceiba Textiles facility account for a significant portion of the fuel and electricity used in our manufacturing network and, as such, are our largest contributors of carbon dioxide (CO2) emissions. In May 2022 Ceiba Textiles began receiving 100 percent clean, renewable energy from a 14.7-megawatt solar power array installed by the industrial park in which the facility is located. Not only is solar energy sustainable, it does not emit greenhouse gases, air, or water pollution when producing electricity, contributing to our goal to establish an energy efficient operation and reduce greenhouse gas emissions.

When comparing 2022 to our 2018 baseline year, we have reduced our total greenhouse gas emissions by 3.5 percent and reduced our emissions intensity by 12 percent in 2022. These reductions avoid the equivalent of 1,637 metric tons of CO2 emissions, which is comparable to the energy used by approximately 206 homes for one year or the carbon sequestered by 1,937 acres of U.S. forests in one year.

In recent years we implemented several energy efficiency projects such as installing a heat exchanger at our Ceiba Textiles facility in Honduras that plays an essential role in reducing the environmental impact of manufacturing processes by recovering and reusing energy. We also continue to replace compact florescent light bulbs with LED lighting, which is known to emit less heat and use less energy than conventional bulbs, decrease the temperature on factory floors, and thus potentially raise productivity, particularly on hot days. In the sewing area, we improved the performance of our sewing machines by installing new motors that use significantly less energy due to advanced technology. In the knitting operations area, we modified the cooling system to turn off automatically when the outside temperature and humidity reaches the optimum environment inside.

In February 2022, we removed 27 older model circular knitting machines and installed 18 large capacity knitting machines. Each new machine is much more energy efficient in addition to being more productive; with each new machine capable of knitting one and one-half times more greige fabric in less time than one of the older knitting machines. The new knitting machines were directly responsible for reducing our electricity usage by approximately 393,000 kilowatt hours in 2022. Additional energy saving initiatives at Ceiba Textiles included the purchase of a new steam textile dryer that replaced two existing thermal oil dryers. The steam dryer is capable of drying 66 percent more pounds of fabric per week than the thermal dryers and uses 25 percent less energy. Over a four-month service period in 2022, the new steam dryer was responsible for reducing our electricity usage by approximately 250,000 kilowatt hours and we anticipate its energy savings to double next year. Together, these two energy-saving initiatives reduced our total electricity usage by 641,875 kilowatt hours and avoided 455 metric tons of carbon dioxide (CO2) emissions, which is comparable to the carbon sequestered by 538 acres of forest in one full year. In addition, compared to our 2018 baseline year, we produced 9.7 percent more finished fabric in 2022 while using 7.5 percent less fuel and 8.6 percent less electricity. Overall, this has improved our fuel intensity by approximately 16 percent and electricity intensity by approximately 17 percent compared to the 2018 baseline year.

Managing Water

Water is one of the world’s most precious and vital resources. Access to water is essential to Delta Apparel’s manufacturing operations, and we are committed to managing our water use in an efficient and responsible manner. Treating textile wastewater is necessary not only to protect the local ecosystems, but also to make the recycled water available to reuse in manufacturing processes or irrigation. To properly treat problematic substances before the water is discharged, our vertically integrated manufacturing facilities, as well as our third-party fabric suppliers, comply with wastewater discharge requirements through currently active licenses and permits issued by local governments. In each of the last five years, none of these wastewater treatment facilities have received a compliance citation or violation.

During manufacturing the most significant amount of water consumption occurs during the fabric washing, dyeing, and rinsing processes. To reduce our water consumption at Ceiba Textiles, we implemented a system in 2018 that reuses the leftover dye water for use in future batches of similar-colored fabric. This system saves approximately 4 million gallons or 15,000 cubic meters of water per year while maintaining the quality of our dyed fabrics. We also improved our dye formulas to further reduce water consumption and reduce the amount of contaminates remaining in the wastewater. Compared to our 2018 baseline, these initiatives reduced our water intensity by 9.1 percent in 2021 and 7.3 percent in 2022.

Wastewater from Ceiba Textiles is transferred to the Green Valley water treatment facility, which operates on an environmental license issued by the Honduras Ministry of Energy, Natural Resources, Environment, and Mines. Over 87 percent of our 2022 water consumption at Ceiba Textiles was recycled. The Green Valley wastewater treatment facility uses the industry standard primary, secondary, and tertiary water treatment methods based on the types of effluents being discharged as well as regulatory and environmental standards. Treatment procedures are also in place to neutralize and remove additional substances that may potentially be harmful, but are not necessarily regulated. The following information describes the primary, secondary, and tertiary water treatment methods.

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

Pre-consumer textile waste is created during the cutting and sewing processes and includes small pieces of fabric trimmed away and other fabric scraps. We have modified sewing patterns to significantly reduce fabric waste during cutting. We also invested in sewing machines capable of folding excess fabric inside the sleeve and bottom hems to eliminate trimming. This initiative not only reduces textile waste but also lowers fabric production needs, which saves water, electricity, and fuel.

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

●	Our offshore screen-printing facilities recycle colors of ink that remain at the end of a production project for use in future production. In one year, this recycling program can recover as much as 75 percent of the residual plastisol ink and 50 percent of the residual water-based ink that otherwise would have been discarded.

●

All of our manufacturing, sewing, and distribution facilities participate in cardboard recycling programs. Each facility flattens and places all cardboard in an outside container for recycling companies to then collect on a regular schedule.

Using Safe Chemistry

Textile operations use various chemicals, cleaners, dyes, and inks throughout the manufacturing, finishing, and decorating processes. We strive to use non-hazardous, bioeliminable ingredients in our apparel products and throughout our manufacturing processes to protect the safety of our customers and employees as well as reduce negative impacts on the environment. For example, our DTG2Go digital printing facilities use water-based biodegradable inks that are 100 percent non-hazardous and adhere to the strictest human health and environmental standards.

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

The dyes and chemicals used in our manufacturing facilities are tested annually by a third-party laboratory that uses a scoring system to determine the level of compliance. Since 2017 we have maintained a “Green” status, which is the highest level of compliance. Annual tests are also conducted by a third-party laboratory to ensure our compliance with The Consumer Product Safety Improvement Act (“CPSIA”) of 2008 and The Safe Drinking Water and Toxic Enforcement Act of 1986 (“Proposition 65 of California State Law”), in addition to adherence to any customer-supplied RSL. Our manufacturing employees are provided training on compliance with our RSL as well as training on how to safely handle potentially hazardous substances throughout the manufacturing process.

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

Responsible Sourcing

As a vertically-integrated apparel company, we believe it is important to have a high degree of oversight into all aspects of sourcing, manufacturing, and distribution. To that end, the lifecycle of a Delta Apparel garment begins with high quality, sustainable cotton, which is the primary ingredient for the majority of apparel products across our brand portfolio. Over 90 percent of our garments are created with U.S. cotton, which is known for both the quality of its fibers as well as the sustainability practices of the cotton farmers who harvest it. Cotton is not considered a water-intensive crop and more than 60 percent of the cotton grown in the U.S. is produced without irrigation. Cotton is also highly tolerant of soil and water salinity levels, so it can be grown with water and soil resources unsuitable for most other crops. We do not source cotton from regions that regularly experience water stress, and we do not source conflict minerals in the production of our products.

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

The vast majority of the yarn we use in our textile operations is sourced from Parkdale Mills, whose products are independently certified to Standard 100 established by the International Oeko-Tex Association ("OEKO-TEX"), which is one of our industry's most well-known and trusted certifications for product safety. In addition, our significant suppliers of external fabric are certified to Standard 100 by OEKO-TEX.

Monitoring Progress

We use the Sustainable Apparel Coalition’s Higg Index to measure the environmental impact of all our offshore manufacturing facilities and the facilities of our key external fabric suppliers. The Higg Index tool provides transparency of our efforts to reduce our environmental impact, and it identifies areas for continued improvement. Our Ceiba Textiles facility has been using this tool for several years, and our 2021 self-assessment resulted in a total score in the upper quartile as compared to our industry competitors. Our most recent self-assessment was completed in April 2022 and the results will be available in April 2023. We retain the services of an external consultant to verify our assessments for a sample of facilities and to provide guidance for any areas of improvement.

Social Responsibility and Human Capital Management

Our employees are our most important and valuable asset. Our diverse and talented workforce helps drive our culture of high performance, close teamwork, and deep caring for each other across geographies and functions. We have an impact on the lives of over 8,600 employees across the globe as well as their families and communities. We support the livelihoods of our people through competitive wages and benefits, providing them with a safe and healthy workspace, supporting the communities in which they live, and, most importantly, treating all employees with dignity and respect.

Our People

The table below provides an overview of the approximate number of our employees by geographic location as well as the tenure of that employee base as of September 2022:

			Tenure
Country	Number of Employees	5 Years or Less	6 - 10 Years	10 Years or More
El Salvador	3,245	62%	20%	19%
Honduras	3,229	53%	27%	21%
Mexico	986	59%	15%	27%
United States	1,163	74%	9%	18%
Total	8,623	60%	20%	20%

Our employee base fluctuates based on seasonal labor requirements within our distribution and fulfillment centers, as well as based on production levels within our manufacturing facilities.  These personnel changes generally trend with the overall demand for our products and services.

Approximately 80 percent of the employees at two of our facilities in San Pedro Sula, Honduras, are party to multi-year collective bargaining agreements. We have historically conducted our operations without significant labor disruptions and believe that our relations with our employees are positive.

The table below provides an overview of the approximate percentage of our employees by gender and region as of September 2022:

Region	Male	Female
Offshore	49%	51%
United States	35%	65%
Total	47%	53%

Diversity and Inclusion

We are committed to fostering an inclusive culture where every employee is treated with dignity and respect, regardless of their gender, age, race, abilities, sexual orientation, or other legally protected characteristic. We believe that our employees’ contributions are richer because of their diverse backgrounds and experiences, which strengthens the collaboration of our cross-functional, global teams and leads to improved performance.

Wages and Benefits

Investing in our people is critical for their personal and professional success, and we believe this investment enhances engagement and performance levels. Our compensation philosophy is to provide a fair living wage that is also scalable to the performance of the business. We provide our employees with at least the legal minimum wage or the prevailing industry wage in the countries where we operate, whichever is higher, complying with all legal requirements. We also provide fringe benefits, some of which are required by law, contract, or as per established collective bargaining agreements, while others are more favorable than required.

In recognition of the importance of raising the standard of living in certain communities in which we operate, we provide additional benefits, such as free onsite medical care from fully licensed physicians and nurses that encompass clinics and wellness programs. In these locations, we also provide subsidized meal assistance as well as free transportation to and from our facilities.

We invest in the professional development of our employees through various training programs. In 2022, we provided more than 230,400 hours of professional development and safety training for our employees, which is a 6 percent increase from the previous year.

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

We are proud that our safety records are consistently better than OSHA’s benchmarks for the apparel manufacturing sector. For example, Delta Apparel’s 2022 incident rate for total recordable cases dropped to 0.19 percent compared to the apparel industry average incident rate of 1.7 percent.

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

At the onset of the COVID-19 pandemic, we quickly implemented a comprehensive series of protocols and safety measures across all our facilities to protect the health and safety of our employees and contractors. We also created our own COVID-19 safety videos to promote healthy behaviors at home and in the workplace. Today, these COVID-19 safety measures are still in place at our offshore facilities, including maintaining plexiglass partitions to separate cafeteria seating areas and requiring all employees to observe safe distancing. We also continue to provide all employees with personal protective equipment, sanitizing products, and COVID-19 informational materials.

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

The annual audits are conducted by Delta Apparel employees in our human resources or compliance departments, and they follow predefined audit programs and checklists that involve a mix of in-person site visits and walkthroughs of the facility, observations of processes, interviews with employees, and inspection of records and applicable permits. The audit results are documented with supporting photographs for any non-conformance findings. The internal auditors then report the findings to management, including the recommended corrective actions, and the date by which the corrective actions must be complete. The audits performed in 2022 resulted in no priority non-conformance findings, which are defined as severe violations of code of conduct in the areas of labor or environmental health and safety. For minor violations identified, we put corrective action plans in place to remediate the findings.

Community Outreach

Delta Apparel is committed to giving back to the communities where our employees live and work through volunteer service and community outreach. In 2022, our employees were involved in programs to promote environmental responsibility and improve the way of life for nearby communities. For example, Salt Life sponsored a number of national organizations, in addition to offering a variety of t-shirts for which donations were collected for various relief efforts. In addition, our US employees were directly involved with the community through both the donation of merchandise to fundraisers and sponsorship of individual volunteer efforts with nearby organizations. Additionally, our offshore employees in Mexico, Honduras, and El Salvador were involved in numerous activities throughout the year including the following:

●	Our facilities in Mexico and Honduras continue to support COVID-19 campaigns in local communities by donating personal protection items such as sanitizing gel and face masks. Schools in Mexico that received donations were the 21 de Agosto Primary School in the town of Villa Madero, which is south of Seybaplaya, Campeche, and the Lazaro Cardenas Primary School in Seybaplaya where some of our employees’ children attend. Our Mexico facilities employ 210 people who live in these communities. In Honduras, donations of items such as bleach, sanitizing gel, alcohol, and face masks were made to the San Raphael Orphanage located in Villanueva, Cortes, and Dos Caminos Health Care Center located in Dos Caminos, Cortes. The Delta Honduras and Delta Cortes facilities employ 203 people who live in Dos Caminos.

●	For the second year, Mexico employees joined with the “Together We Will Win” civil association and the Una Caricia Humana, IAP organization to collect and donate thousands of plastic bottle caps that are sold to companies that grind and reuse the plastic to make new products. The proceeds from the sale of the caps are used to help cover the cost of comprehensive treatment for children with cancer. Una Caricia Humana provides free support to families of children with cancer such as food, lodging, medicines, treatment supplies, and transportation.

●	For the second year, Delta Campeche employees participated in the Campeche Turtle Project to help save the critically endangered Hawksbill sea turtle by cleaning the plastic waste from beaches in Seybaplaya where the turtles come to lay their eggs for six months per year. On average, a sea turtle lays around 100 eggs; however, only 1 percent of the hatchlings actually makes its way out into the ocean and survives, making it critical to remove any obstacles that would prevent the hatchling from reaching the water. The beach cleanup resulted in one full trash bag for approximately every five yards of beach.

●	Delta Cortes employees installed trash cans and environmental signs, and cleaned litter in an area of the Mico Quemado mountain range, which is an ecological reserve located in the department of Yoro. More than 280 square kilometers of this mountain chain are protected by the Central Government of Honduras due to its ecological importance to surrounding communities. Not only are the forests and valleys filled with rare plants and exotic animals, this area contains rivers and natural springs that are the primary water source for over 450,000 people in the cities of Santa Rita and El Negrito.

●	Employees at Ceiba Textiles donated a gas-powered trimmer to the Quimistán Municipal Environmental Unit to support the maintenance of the area reforested as a result of the annual “United for a Greener Honduras” campaign in which Ceiba Textiles employees previously participated. Reforestation in this area of western Honduras was a critical factor in increasing the region’s water retention capacity as it reduced the impact to nearby communities when rivers would overflow during the rain and hurricane seasons.

●	In the town of Santiago Nonualco in the department of La Paz, Textiles La Paz employees painted the entrance of the Caserio Ojo de Agua school and installed four fans in two classrooms. Out of the approximately 270 children who attend this school, 50 of those are the children of employees at the Textiles La Paz facility.

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

Competition in our Delta Group segment is generally based upon price, service, delivery time, and quality, with the relative importance of each factor dependent upon the needs of the particular customer and the specific product offering. Our Delta Direct products generally are highly price competitive, and competitor actions can greatly influence pricing and demand for our products. While price is still important in our Global Brands and Retail Direct channels, quality and service are generally more important factors for customer choice. Our ability to consistently service the needs of our Global Brand and Retail Direct customers greatly impacts future business in these channels. We believe our U.S. market-adjacent manufacturing platform enables us to compete with our competitors by providing an outlet for customers to diversify their sourcing footprints and reduce time to market. Furthermore, as an integrated entity with design, manufacturing, sourcing, and marketing capabilities, we believe the interdependencies within our portfolio provide cost, quality, and speed to market advantages that enable us to be more competitive.

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

Seasonality

Although our various product lines are sold on a year-round basis, the demand for specific products or styles reflects some seasonality. By diversifying our product lines and go-to-market strategies over the years, we have reduced the overall seasonality of our business. Consumer demand for apparel is cyclical and dependent upon the overall level of demand for soft goods, which may or may not coincide with the overall level of discretionary consumer spending. These levels of demand change as regional, domestic and international economic conditions change. Therefore, the distribution of sales by quarter in 2022 may not be indicative of the distribution in future years.

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

Risks Related to our Strategy

The price and availability of purchased yarn and other raw materials is prone to significant fluctuations and volatility. Cotton is the primary raw material used in the manufacture of our apparel products. As is the case with other commodities, the price of cotton fluctuates and is affected by weather, consumer demand, speculation on the commodities market, inflation, the cost of labor and transportation, and other factors that are generally unpredictable and beyond our control. As described under the heading “Manufacturing, Sourcing, and Distribution”, the price of yarn purchased from Parkdale, our key supplier, is based upon the cost of cotton plus a fixed conversion cost. We set future cotton prices with purchase commitments as a component of the purchase price of yarn in advance of the shipment of finished yarn from Parkdale. Prices are set according to prevailing prices, as reported by the New York Cotton Exchange, at the time we enter into the commitments. Thus, we are subject to the commodity risk of cotton prices and cotton price movements, which could result in unfavorable yarn pricing for us. In the past, the Company, and the apparel industry as a whole, has experienced periods of increased cotton costs and price volatility.  By way of example, the price of cotton increased to almost 50% in a five-month period and reached a high of over $1.50 in our fiscal 2022.  In some instances, we were unable to pass through these higher costs to our customers, with the gross margins in our Activewear and other businesses negatively impacted as a result.  In addition, sudden decreases in the price of cotton and other raw materials may result in the cost of inventory exceeding the cost of new production, which may result in downward selling price pressures, negatively impacting the gross margins in our Activewear and other businesses by significant amounts.

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

Economic conditions may adversely impact demand for our products. The apparel industry is cyclical and dependent upon the overall level of demand for soft goods, which may or may not coincide with the overall level of discretionary consumer spending.  These levels of demand change as regional, domestic and international economic conditions change. These economic conditions include, but are not limited to, employment levels, energy costs, interest rates, tax rates, inflation, personal debt levels, and uncertainty about the future, with many of these factors outside of our control. Recent distress in global credit markets, rising interest rates, foreign exchange rate fluctuations, significant geopolitical conflicts, volatility in energy prices, constraints on the global supply chain and other factors continue to affect the global economy and adversely impact demand for our products. In 2022, the U.S. experienced significantly heightened inflationary pressures which we expect to continue into 2023. We may not be able to fully mitigate the impact of inflation through price increases, productivity initiatives and cost savings, which could have a material adverse effect on our financial results. In addition, if the U.S. economy enters a recession, we may experience sales declines and may have to decrease prices, all of which could have a material adverse impact on our financial results.  Historically, during recessionary periods, the demand for casual and activewear apparel has been strong and our business has performed well. However, there can be no assurances that this correlation will continue in future recessions. Sometimes, the timing of increases or decreases in consumer purchases of soft goods can differ from the timing of increases or decreases in the overall level of economic activity. Weakening sales may require us to reduce manufacturing operations to match our output to demand or expected demand.  Reductions in our manufacturing operations may increase unit costs and lower our gross margins, causing a material adverse effect on our results of operations.

The apparel industry is highly competitive, and we face significant competitive threats to our business. The market for athletic and activewear apparel and the related accessory and other items we provide is highly competitive and includes many new competitors as well as increased competition from established companies, some of which are larger or more diversified and may have greater financial resources. Many of our competitors also have larger sales forces, stronger brand recognition among consumers, bigger advertising budgets, and greater economies of scale. We compete with these companies primarily on the basis of price, quality, service and brand recognition, all of which are important competitive factors in the apparel industry. Our ability to maintain our competitive edge depends upon these factors, as well as our ability to deliver new products at the best value for the customer, maintain positive brand recognition, and obtain sufficient retail floor space and effective product presentation at retail.  If we are unable to compete successfully with our competitors, our business and results of operations will be adversely affected.

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

Our strategy to grow our direct-to-consumer retail business depends upon our ability to successfully open and operate new stores in a timely and cost-effective manner.  Our strategy to grow our “brick and mortar” retail footprint depends on many factors including, among others, our ability to: identify desirable store locations; negotiate acceptable lease terms; hire, train and retain a growing workforce of store managers, sales associates and other personnel; successfully integrate new stores into our existing control structure and operations, including our information technology systems; and coordinate well with our digital platforms and wholesale customers to minimize the competition within our sales channels. As we expand into new geographic areas, we need to successfully identify and satisfy the consumer preferences in these areas. In addition, we need to address competitive, merchandising, marketing, distribution and other challenges encountered in connection with any expansion. Finally, we cannot ensure that any newly-opened stores will be received as well as, or achieve net sales or profitability levels comparable to those of, our existing stores in our estimated time periods, or at all. If our stores fail to achieve, or are unable to sustain, acceptable net sales and profitability levels, our business overall may be materially harmed and we may incur significant costs associated with closing or relocating stores.

Risks Related to our Operations

The COVID-19 pandemic has had, and could continue to have, a material adverse effect our ability to operate, results of operations, financial condition, liquidity, and capital investments. The COVID-19 pandemic has had an adverse effect and could continue to adversely affect our performance, results of operations, financial condition, liquidity, and capital investments. The virus has impacted all regions around the world, resulting in restrictions and shutdowns implemented by national, state, and local authorities.  During fiscal 2020, these requirements resulted in temporary closures of all of our branded retail locations and, our manufacturing facilities in El Salvador, Honduras Mexico, and North Carolina. Throughout fiscal years 2022 and 2021, the vast majority of our branded retail locations and manufacturing facilities have continued to operate.

Many of our customers and suppliers also face these and other challenges, which has resulted in ongoing supply chain and logistic constraints, closure of certain third-party manufacturers and increased freight cost at various stages of the pandemic.  Any further material temporary or long-term disruption in our supply chain could lead to reduced demand for our products and services and could impair our customers' ability to pay all or portion of the amounts owed to us.  We rely on suppliers and third-parties to deliver raw materials and transport our finished goods.  Prolonged inventory shortages may result in significant lost business or delay in shipments which could have a material adverse effect on our results of operations and financial condition.

The extent to which COVID-19 impacts our business will depend on future developments, which are highly uncertain and cannot be predicted, including the ultimate duration, severity and sustained geographic resurgence of the virus, the emergence of new variants and strains of the virus, and the success of actions to contain the virus and its variants, or treat its impact. The COVID-19 pandemic has and will likely continue to result in social, economic, and labor instability in the countries in which we, or the third parties with whom we engage, operate. The long-term economic impact and near-term financial impacts of the COVID-19 pandemic, including but not limited to, possible impairment, restructuring, and other charges, as well as overall impact on our business, results of operations, financial condition, liquidity, or capital resources and investments, cannot be reliably quantified or estimated at this time due to the uncertainty of future developments.

Our operations are subject to political, social, and economic risks in Honduras, El Salvador and Mexico. The majority of our products are manufactured in Honduras, El Salvador and Mexico, with concentrations in Honduras and El Salvador. These countries from time-to-time experience political, social and economic instability, and we cannot be certain of their future stability. Instability in a country can lead to protests, riots and labor unrest. Governments have changed, and may continue to change, and employment, wage and other laws and regulations may change, thereby increasing our costs to operate in those countries. Any of these political, social, or economic events or conditions could disrupt our supply chain or increase our costs, adversely affecting our financial position and results of operations.  For example, in fiscal years 2021 and 2022, our operations in and around San Pedro Sula, Honduras, were partially disrupted by the protests and strikes related to increasing fuel costs and the impact related to higher ticket prices on public transportation. These disruptions temporarily restricted the ability of our employees and suppliers to access our manufacturing facilities as well as our ability to ship products from our facilities, and negatively impacted our operations from a cost standpoint.

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

We rely on third parties to provide us with certain key equipment and services for our business. If any of these third parties fails to perform their obligations to us or declines to provide properly functioning equipment or services to us in the future, we may suffer a disruption to our business. We rely on certain key equipment and services provided by various third parties, including logistics partners and equipment suppliers.  For example, we rely on third parties to provide certain inbound and outbound transportation and delivery services and other third parties to provide us with key equipment to support our manufacturing and fulfillment platforms, including our DTG2Go digital platform. If any of these or other third parties fails to perform their obligations to us or declines to provide properly functioning equipment or services to us in the future, we may suffer a disruption to our business or increased costs. Furthermore, we may be unable to implement substitute arrangements on a timely and cost-effective basis on terms favorable to us.

Energy, fuel and related costs are prone to significant fluctuations and volatility, which could adversely affect our results of operations. Our manufacturing operations require high inputs of energy, and therefore changes in energy prices directly impact our gross profits. In addition, we incur significant freight costs to transport goods between our offshore facilities and the United States, along with transportation expenses to ship products to our customers. The cost of energy and fuel fluctuates due to a number of factors outside of our control, including government policy and regulation, supply disruptions, inflation, and weather conditions. Many of these factors impacted such cost in fiscal year 2022 and are expected to have an impact in the near term. We continue to focus on methods that will reduce the amount of energy used in the manufacture of products to mitigate risks of fluctuations in the cost of energy. However, significant increases in energy and fuel prices, may have a material adverse effect on our financial position and results of operations, especially if such increases make us less competitive compared to others in the industry.

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

Compromises of our data security could lead to liability and reputational damage. In the ordinary course of our business, we often collect, retain, transmit, and use sensitive and confidential information regarding customers and employees, and we process customer payment card and check information. There can be no assurance that we will not suffer a data compromise, that unauthorized parties will not gain access to personal information, or that any such data compromise or access will be discovered in a timely manner. Further, the systems currently used for transmission and approval of payment card transactions, and the technology utilized in payment cards themselves, all of which can put payment card data at risk, are determined and controlled by the payment card industry, not by us. Our computer systems, software and networks may be vulnerable to breaches (including via computer hackings), unauthorized access, misuse, computer viruses, phishing or other failures or disruptions that could result in disruption to our business or the loss or theft of confidential information, including customer information. Any failure, interruption, or breach in security of these systems, could result in the misappropriation of personal information, payment card or check information or confidential business information of our Company. In addition, there may be non-technical issues, such as our employees, contractors or third parties with whom we do business or to whom we outsource business operations may attempt to circumvent our security measures in order to misappropriate such information, and may purposefully or inadvertently cause a breach involving such information.

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

Extreme weather conditions, natural disasters, and other catastrophic events, including those caused by climate change, could negatively impact our results of operations and financial condition.  Extreme weather conditions in the areas in which our manufacturing facilities, retail stores, suppliers, customers, distribution centers, data centers, and offices are located could adversely affect our results of operations and financial condition. Moreover, natural disasters such as earthquakes, hurricanes, floods, or wildfires, public health crises, such as pandemics and epidemics (including, for example, the COVID-19 pandemic), political crises, such as terrorist attacks, war and other political instability, or other catastrophic events, whether occurring in the United States or abroad, and their related consequences and effects, including energy shortages, could disrupt our operations, the operations of our suppliers or customers or result in economic instability that could negatively impact customer spending, any or all of which would negatively impact our results of operations and financial condition. In addition, fire and other natural disasters such as hurricanes, earthquakes, or floods have occurred and can recur in the countries in which we operate. These types of events could impact our global supply chain, including the ability of suppliers to provide raw materials where and when needed, the ability of third parties to ship merchandise, and our ability to ship products from or to the impacted region(s).

In addition, climate change and the increased focus by governments, organizations, customers, and investors on sustainability issues, including those related to climate change and socially responsible activities, may adversely affect our reputation, business, and financial results.  Investor advocacy groups, certain institutional investors, investment funds, other market participants, shareholders, and stakeholders have focused increasingly on environmental, social, and governance, or ESG, and related sustainability practices of companies. These parties have placed increased importance on the implications of the social cost of their investments. If our ESG practices do not meet investor or other stakeholder expectations and standards (which are continually evolving and may emphasize different priorities than the ones we choose to focus on), then our brand, reputation, and potential employee retention may be negatively impacted. We could also incur additional costs and require additional resources to monitor, report, and comply with various ESG practices and regulations. Also, our failure, or perceived failure, to manage reputational threats and meet expectations with respect to socially responsible activities and sustainability commitments could negatively impact our brand credibility, employee retention, and the willingness of our customers and suppliers to do business with us.

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

The December 22, 2017, Tax Cuts and Jobs Act of 2017 (the “New Tax Legislation”) significantly revised the U.S. corporate income tax code by, among other things, lowering federal corporate income tax rates, implementing a modified territorial tax system and imposing a repatriation tax ("transition tax") on deemed repatriated cumulative earnings of foreign subsidiaries. In addition, new taxes were imposed related to foreign income, including a tax on global intangible low-taxed income ("GILTI") as well as a limitation on the deduction for business interest expense ("Section 163(j)"). GILTI is the excess of the shareholder's net controlled foreign corporations (“CFCs”) net tested income over the deemed tangible income. The Section 163(j) limitation does not allow the amount of deductible interest to exceed the sum of the taxpayer's business interest income, of 30% of the taxpayer's adjusted taxable income. The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), which was enacted on March 27, 2020, provided temporary changes to income and non-income-based tax laws, including some provisions which were previously enacted under the New Tax Legislation. The CARES Act revised the U.S. corporate income tax code on a temporary basis by, among other things, eliminating the 80% of taxable income limitation on net operating loss (“NOL”) carryforwards, allowing NOL carrybacks, and increasing the Section 163(j) interest limitation deduction from 30% to 50% of adjusted taxable income.

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

Further changes to U.S. tax laws impacting how U.S. multinational corporations are taxed on U.S. and foreign earnings, including any potential increase in the U.S. corporate income tax rate, the doubling of the rate of tax on certain earnings of foreign subsidiaries, and a 15% minimum tax on worldwide book income, among other things, could have a material adverse effect on our tax expense and cash flow.

We are subject to periodic litigation in both domestic and international jurisdictions that may adversely affect our financial condition and results of operations. From time to time, we may be involved in legal or regulatory actions regarding product liability, employment practices, intellectual property infringement, bankruptcies and other litigation or enforcement matters. Due to the inherent uncertainties of litigation in both domestic and foreign jurisdictions, we cannot accurately predict the ultimate outcome of any such proceedings. These proceedings could cause us to incur costs and may require us to devote resources to defend against these claims and could ultimately result in a loss or other remedies such as product recalls, which could adversely affect our financial condition and results of operations. For a description of current material legal proceedings, see Part I, Item 3, Legal Proceedings.

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

In addition, our products are subject to foreign competition, which in the past has been faced with significant U.S. government import restrictions. The extent of import protection afforded to domestic apparel producers has been, and is likely to remain, subject to political considerations. The reduction or elimination of import protections for domestic apparel producers could significantly increase global competition, which could adversely affect our business and results of operations.

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

Changes in domestic or foreign employment regulations, changes in our relationship with our employees, and changes in our ability to attract and retain employees could adversely affect our results of operations. As of October 1, 2022, we employed approximately 8,600 employees worldwide, with approximately 7,500 of these employees located in Honduras, El Salvador and Mexico. Changes in domestic and foreign laws and regulations governing our relationships with our employees, including wage and human resources laws and regulations, labor standards, overtime pay, unemployment tax rates, workers' compensation rates, and payroll taxes could impact our relationship with our employees and adversely impact the productivity and ultimate cost of our manufacturing operations. A total of approximately 2,600 employees at two of our facilities in San Pedro Sula, Honduras, are party to multi-year collective bargaining agreements. We have historically conducted our operations without significant labor disruptions and believe that our relations with our employees are generally good. However, a change in labor relations could adversely affect the productivity and ultimate cost of our manufacturing operations.

Our business is dependent on attracting and retaining a large number of quality employees with staffing needs especially high during the holiday season. Competition for personnel is highly competitive, and there is no assurance we will be able to attract and retain a sufficient number of qualified personnel in future periods. Our ability to meet our labor needs is subject to many factors, such as prevailing wage rates, minimum wage legislation, unemployment levels, and actions by our competitors in compensation levels. Wage rates have recently increased significantly in the U.S. and wage increases have also occurred in foreign countries in which we operate. Any further significant increases in wage rates in these countries in which we operate could have a material adverse impact on our operating results. In addition, changes in federal, state, or local laws and regulations relating to employee benefits, including, but not limited to, sick time, paid time off, leave of absence, wage-and-hour, overtime, and meal-and-break time could cause us to incur additional costs. Competitive and regulatory pressures have already significantly increased our labor costs and we may be unable to fully pass these costs to our customers through increased selling prices, which could deteriorate our profitability.  In addition, further changes that hurt our ability to attract and retain personnel could adversely affect our results of operations in the future.

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

Risks Related to Financial Matters

We may be restricted in our ability to borrow under our revolving credit facility or service our indebtedness. Significant operating losses or significant uses of cash in our operations could cause us to default on our asset-based revolving credit facility. We rely on our credit facility, as well as on cash generated by our operations, to fund our working capital and capital expenditure needs, to make acquisitions, to fund repurchases under our share repurchase program and to pay dividends should we choose to do so in the future. Our working capital needs are generally greater in advance of the spring and summer selling seasons.  Availability under our credit facility is primarily a function of the levels of our accounts receivable and inventory, as well as the uses of cash in our operations. A significant deterioration in our accounts receivable or inventory levels could restrict our ability to borrow additional funds or service our indebtedness. Cash on hand and availability under our U.S. revolving credit facility totaled $34.6 million at October 1, 2022, well above the minimum thresholds specified in our credit agreement.  In addition, we were above our credit facility's 1.0 fixed charge coverage ratio ("FCCR") threshold for the preceding 12-month period. A significant deterioration in our business could cause our availability to fall below minimum thresholds, thereby requiring us to maintain the minimum FCCR specified in our credit agreement, which we may not be able to maintain. The covenants in our credit facility include, among other things, limitations on asset sales, consolidations, mergers, liens, indebtedness, loans, investments, guaranties, acquisitions, dividends, stock repurchases, and transactions with affiliates. If an event of default under our credit facility occurred or became imminent, we may request our credit agreement lenders to provide a waiver.  If we were unsuccessful in that endeavor, we could explore alternative sources of capital, whether debt or equity, which would likely be more expensive than the costs we incur under our credit facility and may not be available.  If we were unable to cure an un-waived event of default under our credit facility, we would be unable to borrow additional amounts under the facility, we could be unable to make acquisitions, fund share repurchases or pay dividends, and our lenders thereunder could accelerate our obligations under the agreement and foreclose on our assets subject to the liens in their favor. This circumstance would have a material adverse effect on our financial position and results of operations.

Deterioration in the financial condition of our customers or suppliers and changes in the operations and strategies of our customers or suppliers could adversely affect our financial position and results of operations. We extend credit to our customers, generally without requiring collateral. The extension of credit involves considerable judgment and is based on an evaluation of each customer’s financial condition and payment history. We monitor credit risk exposure by periodically obtaining credit reports and updated financial statements on our customers. Deterioration in the economy, declines in consumer purchases of apparel, disruption in the apparel retail environment, or the inability of our customers to access liquidity could have an adverse effect on the financial condition of our customers. During the past several years, various retailers and other customers have experienced significant difficulties, including consolidations, restructurings, bankruptcies and liquidations as well as retail shutdowns as a result of the COVID-19 pandemic. The inability of retailers and other customers to overcome these difficulties may continue or even increase due to the current economic and retail market conditions. We maintain an allowance for doubtful accounts for potential credit losses based upon current conditions, historical trends, estimates and other available information, which involves judgments and uncertainties. During fiscal year 2022, customers generally paid on the credit extended to them, and we ended fiscal year 2022 with days sales outstanding at 51.7 days, up from 47.4 days at September 2021.  Although our historical allowances have been materially accurate, if market conditions change, additional reserves may be required. The inability to collect on sales to significant customers or a group of customers could have a material adverse effect on our financial condition and results of operations. Significant changes in the financial condition of any of our suppliers or other parties with which we do business could result in disruption to our business and have a material adverse effect on our financial condition and results of operations.

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

Our variable rate debt subjects us to interest rate risk that could cause our debt service obligations to increase significantly. The debt we incur under our asset-based revolving credit facility is at variable rates of interest, which exposes us to interest rate risk. Reference rates used to determine the applicable interest rates for our variable rate debt began to rise significantly in the second half of fiscal 2022. If interest rates continue to increase, the debt service obligations on such indebtedness will continue to increase even if the amount borrowed remains the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. In addition, as a result of our latest debt amendment certain of the variable rate indebtedness extended to us uses the Secured Overnight Financing Rate (SOFR) as a benchmark for establishing the interest rate. While we believe we will continue to use SOFR through fiscal 2022 and into fiscal 2023, other factors may impact SOFR including factors causing SOFR to cease to exist, new methods of calculating SOFR to be established, or the use of an alternative reference rate(s). These consequences are not entirely predictable and could have an adverse impact on our financing costs, returns on investments, valuation of derivative contracts and our financial results.

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

We may be subject to the impairment of acquired intangible assets. When we acquire a business, a portion of the purchase price of the acquisition may be allocated to goodwill and other identifiable intangible assets. The amount of the purchase price that is allocated to goodwill is determined by the excess of the purchase price over the net identifiable assets acquired. At September 2022 and September 2021, our goodwill and other intangible assets were approximately $61.9 million and $64.2 million, respectively. We conduct an annual review, and more frequent reviews if events or circumstances dictate, to determine whether goodwill is impaired. We also determine whether impairment indicators are present related to our identifiable intangible assets. If we determine that goodwill or intangible assets are impaired, we would be required to write down the value of these assets. We complete our annual impairment test of goodwill on the first day of our third fiscal quarter. For fiscal year 2022, we concluded based on the assessment performed that there was no indication of impairment on the goodwill recorded on our financial statements. We also concluded that there are no additional indicators of impairment related to our intangible assets. There can, however, be no assurance that we will not be required to take an impairment charge in the future, which could have a material adverse effect on our results of operations.

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

The market price of our shares is affected by the illiquidity of our shares, which could lead to our shares trading at prices that are significantly lower than expected. Various investment banking firms have informed us that public companies with relatively small market capitalizations have difficulty generating institutional interest, research coverage, and trading volume. This illiquidity can translate into price discounts as compared to industry peers or to the shares’ inherent value. We believe that the market perceives us to have a relatively small market capitalization. This has led and could continue to lead to our shares trading at prices that are significantly lower than our estimate of their inherent value.

As of November 14, 2022, we had 6,915,663 shares of common stock outstanding. We believe that approximately 37% of our stock is beneficially owned by entities and individuals who each own more than 5% of the outstanding shares of our common stock. Institutional investors that each beneficially own more than 5% of the outstanding shares collectively own approximately 25% of the outstanding shares of our common stock. Sales of substantial amounts of our common stock in the public market by any of these large holders could adversely affect the market price of our common stock, especially in light of the limited trading volumes.

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

Item 1B. Unresolved Staff Comment

None.

Item 2. Properties

Our principal executive office is located in a leased facility in Duluth, Georgia. We own and lease properties supporting our manufacturing, distribution, direct retail, and administrative activities. The majority of our products are manufactured through a combination of facilities that we either own or lease and operate. The following listing summarizes the significant categories as of September 2022:

	Owned	Leased	Other	Total
Manufacturing	2	6	—	8
Distribution	2	1	1	4
Decoration/distribution	1	6	1	8
Retail stores/showroom	1	23	—	24
Offices	—	5	—	5
Total	6	41	2	49

Our primary manufacturing locations as of September 2022, are as follows:

Name	Location	Utilization	Segment
Ceiba Textiles	Naco, Quimistan, Santa Barbara Honduras	Knit/dye/finish/cut	Delta Group
Honduras Plant	San Pedro Sula, Honduras	Sew	Delta Group
Cortes Plant	San Pedro Sula, Honduras	Sew	Delta Group
Campeche Plant	Seybaplaya, Campeche Mexico	Cut/sew	Delta Group/Salt Life Group
Campeche Sportswear	Campeche, Mexico	Decoration	Delta Group/Salt Life Group
Textiles LaPaz	La Paz, El Salvador	Cut/sew/decoration	Delta Group
Fayetteville Plant	Fayetteville, North Carolina	Cut/sew/decoration	Delta Group/Salt Life Group
Rowland Plant	Rowland, North Carolina	Sew	Delta Group

As of September 2022 and 2021, our long-lived assets in Honduras, El Salvador and Mexico collectively encompassed approximately 27% and 25%, respectively, of our consolidated net property, plant and equipment, of which 18% was in Honduras.  See Item 1A. Risk Factors for a description of risks associated with our operations located outside of the United States.

Our primary distribution centers, including those integrated with decoration operations, as of September 2022, are as follows:

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

We believe that all of our facilities are suitable for the purposes for which they are designed and are generally adequate to allow us to remain competitive. We continue to maintain a sharp focus on improving our supply chain, lowering our product costs and reducing the operating capital required in our business. We will continue to take the necessary actions to balance capacities with demand as needed. Substantially all of our assets are subject to liens in favor of our lenders under our U.S. asset-based secured credit facility, our Honduran credit facility, and our Salvadoran credit facility.

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

Part II

Item 5. Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock:  The common stock of Delta Apparel, Inc. is listed and traded on the NYSE American under the symbol “DLA.” As of November 14, 2022, there were approximately 782 record holders of our common stock.

Dividends: Our Board of Directors did not declare, nor were any dividends paid, during 2022 or 2021. Subject to certain restrictions, our credit facility allows stock repurchases and cash dividends from two sources:  (1) legally available funds other than cash from certain sale/leaseback transactions, (2) legally available funds solely from certain recent sale/leaseback transactions.  In each case, at least 15% of the maximum revolver amount and borrowing base must be available both for 30 days before the transaction and after giving effect to it.  There is also a restriction on the total amount of such payments from April 3, 2016 to the date of determination.  For payments from funds other than sale/lease backs, the amount is $10,000,000 plus 50% of net income since April 3, 2016.  For payments solely from sale/leasebacks, the amount is limited to $10,000,000 since April 3, 2016.  Also, payments from sale/leasebacks must be in excess of the subject real property’s contribution to the borrowing base.  Subsidiaries of the Borrowers (as defined in the credit facility) are not subject to these restrictions on dividends to the Borrowers.  At September 2022, and September 2021, there was $24.9 million and $19.0 million, respectively, of retained earnings free of restrictions to make cash dividends or stock repurchases. Any future cash dividend payments will depend upon our earnings, financial condition, capital requirements, compliance with loan covenants and other relevant factors.

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

Item 6. Reserved

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial measures included herein have been presented on a generally accepted accounting principles ("GAAP") basis.

Business Outlook

Fiscal year 2022 marked another year of strong organic growth for Delta Apparel and highlighted the collective reach of our multiple go-to-market strategies. The combination of our vertically integrated manufacturing and service platforms with our diversified distribution allowed us to successfully navigate what was a dynamic business and economic environment throughout the year.  All five of our market channels – Delta Direct, Global Brands, Retail Direct, DTG2Go, and Salt Life  – delivered year-over-year sales increases and drove overall sales growth of 11%.  For the year, we achieved a 6.6% operating margin on $484.7 million in net sales, and earnings of $2.80 per diluted share.

Our Delta Group segment’s fully integrated Activewear and DTG2Go businesses continue to offer solutions to a broadening spectrum of customers across the apparel industry. Our Activewear business is organized around three key customer channels – Delta Direct, Global Brands, and Retail Direct – that are distinct in their market approaches and customer bases. Our Delta Direct channel offers the screen print, promotional, eRetailer and retail licensing markets a broad portfolio of apparel and accessories under the Delta, Delta Platinum, and Soffe brands, including basic, performance, fashion basic and other elevated product offerings, as well as sourced items from select third party brands.

Our Global Brands channel serves as a key supply chain partner to large multi-national brands, providing services ranging from custom product development to value-added “retail-ready” enhancements, and our Retail Direct channel provides our portfolio of Delta, Delta Platinum, and Soffe products with value-added “retail-ready” enhancements directly to the brick and mortar retail locations and ecommerce fulfillment centers of a customer base ranging from sporting goods and outdoor retailers, specialty and resort shops, and farm and fleet stores to department stores and mid-tier retailers.  Our onshore and nearshore manufacturing and fulfillment platforms, coupled with a distribution network spanning the United States, continue to become more integral to brand and retailer sourcing strategies and generate new interest from customers looking to reach the United States market more efficiently and manage supply chain risks associated with international trade policy, ESG priorities, inflationary pressures, and supply chain disruptions.

Our DTG2Go business and its leadership position in digital print and fulfillment give us the unique ability to offer customers across all of our channels a seamless make-on-demand solution. DTG2Go continues to grow through its “digital first” strategy, achieving strong double-digit sales growth in fiscal year 2022, including increased units and revenue. More and more customers across the apparel industry see the compelling economics of DTG2Go’s digital make-on-demand model as a desirable alternative to traditional make-to-forecast models, particularly when integrated with our Delta Direct channel’s vertical supply of blank garments.

Profitability at DTG2Go was impacted during the year by additional costs for equipment to further its “digital first” model and the tight domestic labor market, but we expect operating margins to improve materially over time. We see more exciting growth potential at DTG2Go going forward as the apparel industry migrates more towards the DTG2Go model, selling prices continue to grow, and we increase our output to meet elevating demand.

Our Delta Group segment achieved significant overall growth for the year even as demand between its various market channels shifted, with strong order flow in our Global Brands and DTG2Go channels helping to offset slowness in our Delta Direct channel to end the year. Our Delta Direct channel was heavily impacted by strong inflationary pressures on both input and labor costs that resulted in some downward pressure on gross margins in the second half of year. We expect this market fluidity and inflationary cost environment to continue in fiscal year 2023, and we will continue to leverage the flexibility of our vertical platform and adjust production levels to manage inventory, mitigate higher input costs, and stay aligned with customer demand.

Our Salt Life Group segment continued to excel in fiscal year 2022, producing record revenues of $60.3 million and a strong double-digit sales increase of 21% percent over the prior year. Growing consumer awareness and engagement with the Salt Life lifestyle brand, together with the Salt Life team’s ability to manage supply chain issues and shipping delays, culminated in organic growth across all three Salt Life omnichannel markets – wholesale, retail, and ecommerce – in the fourth quarter of fiscal year 2022.  We look for that growth trend to continue in fiscal year 2023.

With the milestone achievement of eight new store openings in fiscal year 2022, there are now 21 Salt Life branded retail doors open for business across the United States coastline from Southern California to Key West and up the eastern seaboard to Rehoboth Beach, Delaware. We expect to continue to expand Salt Life’s retail footprint with six to eight planned store openings in 2023, including a new location in Long Branch, New Jersey in the coming months to further Salt Life’s geographic reach in the northeast.

We continue to invest in marketing initiatives designed to elevate the Salt Life brand and drive increased engagement.  Salt Life’s YouTube channel reached 7.1 million views in fiscal 2022, a 36% increase over the prior year.  Beyond YouTube, Salt Life’s social media channel net audience spanning Facebook, Instagram, Twitter, LinkedIn and Pinterest grew nearly 85% on the year. Salt Life also continues to interact with consumers through its online content portal, The Daily Salt, and its Salt Life-branded podcast, Above and Below.

Overall fiscal 2022 was another excellent year for Delta Apparel. Our performance highlights the strong foundation across our business segments and the benefits of our broad channels of distribution, the demand for our unique product and service offerings, the efficiencies of our vertically integrated operations, and the emotional connection our lifestyle brand, Salt Life, has with a broad range of consumers.  Although we move into fiscal year 2023 with some unsettled economic conditions, we believe that we continue to be well-positioned to take advantage of opportunities as they arise and win additional market share.

Results of Operations

Net sales for 2022 were $484.9 million, up 11.0% from $436.8 million in the prior year.  Our growth was broad-based with sales increasing year-over year in both the Delta Group and Salt Life Group segments.

Delta Group segment net sales increased 10% to $424.8 million in 2022 compared to prior year net sales of $387.0 million. Within the Activewear business, our Global Brand and Retail Direct channels both achieved double-digit year over year growth, and our Delta Direct channel achieved single-digit year over year growth. Our DTG2Go business achieved both unit and sales dollar growth, resulting in sales growth of 17% over the prior year.

Salt Life Group segment net sales were $60.1 million in 2022, increasing 21% from $49.7 million in the prior year. During fiscal 2022, the segment saw both wholesale and direct-to-consumer retail channel growth over the prior year. Salt Life also opened eight new branded retail doors, bringing our total retail store locations to 21.

Overall gross profit increased by 7% to $108.8 million from $101.9 million in the prior year. Gross margins were 22.4% of sales, a decline of 90 basis points from prior year gross margins of 23.3% of sales. The decline from the prior year is a result of increased input costs in the Delta Group, offset by favorable sales mix in the Salt Life group.

Delta Group segment gross margins were 18.3% compared to 20.2% in the prior year. Margins were negatively impacted by increasing input costs and labor costs.

Salt Life Group segment gross margins improved by 370 basis points to 51.6% compared to 47.9% in 2021. Margins were favorably impacted by a stronger mix of direct-to-consumer sales and favorable mix of higher profit products.

Selling, general and administrative (“SG&A”) expenses in 2022 were $79.5 million, or 16.4% of sales, compared to $70.7 million, or 16.2% of sales, in 2021. Expenses increased in 2022 due to higher selling costs associated with the expansion of Salt Life’s retail footprint and higher distribution labor costs.

Other income of $2.4 million in 2022 included $0.9 million in profits related to our equity investment in Green Valley Industrial Park, S.A. de C.V., the Honduran entity that owns and operates the industrial park in Naco, Quimistan, Santa Barbara Honduras, where our Ceiba Textiles facility is located ("Honduran Equity Method Investment"), as well as $1.9 million in income from the net reduction in contingent consideration liabilities, offset by a loss on the disposal of fixed assets of $0.4 million. In the prior year, other income of $1.6 million included $0.5 million of profits related to our Honduran Equity Method investment as well as $2.4 million income from the net reduction in contingent consideration liabilities, partially offset by $1.3 million of expenses related to the impact of the two hurricanes that disrupted our Honduran manufacturing facilities in the December quarter.

Operating income for 2022 was $31.8 million.  This compares to an operating income of $32.7 million in the prior year.

Delta Group segment operating income for 2022 was $38.0 million, or 9.0% of sales, compared to $40.0 million, or 10.3% of sales, in 2021.  The decline in operating income is attributable to gross margin decline from increasing input costs.

Salt Life Group segment operating income was $8.2 million for 2022 compared to prior year operating income of $5.8 million. Operating income improved due to higher sales volume coupled with favorable product mix.

Interest expense for 2022 was $7.7 million compared to $6.8 million in 2021. The increase is primarily due to higher average debt levels.

Our 2022 effective income tax rate is 17.9% compared to 21.9% in the prior year. See Note 9—Income Taxes for more information.

Net income attributable to shareholders in 2022 was $19.7 million, or $2.80 per diluted share. Our prior year net income was $20.3 million, or $2.86 per diluted share.

Liquidity and Capital Resources

Operating Cash Flows

Cash used by operating activities in 2022 was $20.1 million, compared to cash provided by operating activities of $25.5 million in 2021. The lower operating cash flows in 2022 primarily relate to increasing input costs and higher ending inventory levels at year-end.

Investing Cash Flows

Cash used in investing activities in 2022 and 2021 was $13.0 million. Capital expenditures during 2022 and 2021 were $19.9 and $15.8 million, respectively.  Capital expenditures in both periods primarily related to investments in our distribution expansion, digital print equipment, information technology, and retail stores. There were $10.4 million in expenditures financed under capital lease arrangements and $1.0 million in unpaid expenditures as of September 2022.

We currently expect to spend less on capital expenditures in 2023 as compared to 2022.  These projects would be focused on digital print equipment, information technology, manufacturing efficiency, and direct-to-consumer investments, including new Salt Life retail store openings.

Financing Activities

Cash provided by financing activities was $24.1 million in 2022 compared to cash used of $19.5 million in 2021. In 2022, we increased the amount outstanding on our U.S credit facility and utilized cash proceeds to fund operating activities and certain capital investments, as well as the required payments on our capital lease financing. Additionally, in the current year we entered into a new Honduran term loan with a principal of $3.7 million and a new term loan related to our El Salvador facility for $3.0 million, both with five-year terms. We repurchased $4.0 million shares of our common stock during 2022 compared to no share repurchases in 2021.

Future Liquidity and Capital Resources

See Note 8 – Long-Term Debt to the Consolidated Financial Statements for discussion of our various financing arrangements, including the terms of our revolving U.S. credit facility.

Our asset-based U.S. revolving credit facility, as amended on June 2, 2022, as well as cash flows from operations, are intended to fund our day-to-day working capital needs, along with capital lease financing arrangements, to fund our planned capital expenditures.  However, any material deterioration in our results of operations may result in the loss of our ability to borrow under our U.S. revolving credit facility and to issue letters of credit to suppliers, or may cause the borrowing availability under that facility to be insufficient for our needs. Availability under our credit facility is primarily a function of the levels of our accounts receivable and inventory. A significant deterioration in our accounts receivable or inventory levels could restrict our ability to borrow additional funds or service our indebtedness.

Our credit facility includes a financial covenant that if the availability under our credit facility falls below the amounts specified in our credit agreement, our Fixed Charge Coverage Ratio (“FCCR”) (as defined in our credit agreement) for the preceding 12-month period must not be less than 1.0. Our availability at September 2022, was above the minimum thresholds specified in our credit agreement, and we were above the 1.0 FCCR for the preceding 12-month period. A significant deterioration in our business could cause our availability to fall below minimum thresholds, thereby requiring us to maintain the minimum FCCR specified in our credit agreement, which we may not be able to maintain.

Derivative Instruments

From time to time, we may purchase cotton option contracts to economically hedge the risk related to market fluctuations in the cost of cotton used in our operations. We do not receive hedge accounting treatment for these derivatives. As such, the realized gains and losses associated with them were recorded within cost of goods sold on the Consolidated Statement of Operations. There were no material option agreements that were outstanding at September 2022.

From time to time, we may use interest rate swaps or other instruments to manage our interest rate exposure and reduce the impact of future interest rate changes. These financial instruments are not used for trading or speculative purposes. We have designated our interest rate swap contracts as cash flow hedges of our future interest payments. As a result, the gains and losses on the swap contracts are reported as a component of other comprehensive income and are reclassified into interest expense as the related interest payments are made. As of September 2022, all of other comprehensive income was attributable to shareholders and; none related to the non-controlling interest. The changes in fair value of the interest rate swap agreements resulted in other comprehensive gain, net of taxes, of $0.9 million for the year ended September 2022, and other comprehensive gain, net of taxes, of $0.5 million for the year ended September 2021.

Off-Balance Sheet Arrangements

As of September 2022, we did not have any off-balance sheet arrangements that were material to our financial condition, results of operations or cash flows as defined by Item 303(a)(4) of Regulation S-K promulgated by the SEC other than letters of credit, and purchase obligations. We have disclosed letters of credit and purchase obligations in Note 15—Commitments and Contingencies.

Dividends and Purchases of our Own Shares

Pursuant to the terms of our credit facility, we are allowed to make cash dividends and stock repurchases if (i) as of the date of the payment or repurchase and after giving effect to the payment or repurchase, we have availability on that date of not less than 15% of the lesser of the borrowing base or the commitment, and average availability for the 30-day period immediately preceding that date of not less than 15% of the lesser of the borrowing base or the commitment; and (ii) the aggregate amount of dividends and stock repurchases after May 10, 2016, does not exceed $10 million plus 50% of our cumulative net income (as defined in the Amended Credit Agreement) from the first day of the third quarter of  2016 to the date of determination.  At September 2022, and September 2021, there was $24.9 million and $19.0 million, respectively, of retained earnings free of restrictions to make cash dividends or stock repurchases.

Our Board of Directors did not declare, nor were any dividends paid, during 2022 and 2021.  Any future cash dividend payments will depend upon our earnings, financial condition, capital requirements, compliance with loan covenants and other relevant factors.

As of September 2022, our Board of Directors had authorized management to use up to $60.0 million to repurchase stock in open market transactions under our Stock Repurchase Program. During 2022, we purchased 136,181 shares of our common stock for a total cost of $4.0 million. There were no repurchases of our common stock in 2021. As of September 2022, we had purchased 3,735,114 shares of common stock for an aggregate of $56.4 million since the inception of the Stock Repurchase Program.  All purchases were made at the discretion of management and pursuant to the safe harbor provisions of SEC Rule 10b-18.  As of September 2022, $3.6 million remained authorized by our Board of Directors for future purchases under our Stock Repurchase Program, which does not have an expiration date.

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

We record reductions to revenue for estimated customer returns, allowances, markdowns and discounts. We estimate these reductions based on historical rates of customer returns and allowances as well as the specific identification of outstanding returns, markdowns and allowances that have not yet been received by us. The actual amount of customer returns and allowances, which is inherently uncertain, may differ from our estimates. If we determine that actual or expected returns or allowances are significantly higher or lower than the reserves we established, we would record a reduction or increase, as appropriate, to net sales in the period in which we make such a determination. Reserves for returns, allowances, markdowns and discounts are included within accrued expenses as refund liabilities, and the value of inventory associated with reserves for sales returns are included within prepaid expenses and other current assets on the Consolidated Balance Sheets. As of September 2022, and September 2021, there was $1.1 million and $1.0 million, respectively, in refund liabilities for customer returns, allowances, markdowns and discounts included within accrued expenses.

Accounts Receivable and Related Reserves

Accounts receivable consists primarily of receivables from our customers arising from the sale of our products, and we generally do not require collateral from our customers.  We actively monitor our exposure to credit risk through the use of credit approvals and credit limits. Accounts receivable is presented net of reserves for doubtful accounts.

We estimate the net collectability of our accounts receivable and establish an allowance for doubtful accounts based upon this assessment.  In situations where we are aware of a specific customer’s inability to meet its financial obligation, such as in the case of a bankruptcy filing, we assess the need for a specific reserve for bad debts.  Reserves are determined through analysis of the aging of accounts receivable balances, historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in customer payment terms. Although our historical allowances have been materially accurate, if market conditions change, additional reserves may be required. Bad debt expense was less than 1% of net sales in each of 2022 and 2021.

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

Goodwill

Goodwill and definite-lived intangibles were recorded in conjunction with our acquisitions of Salt Life, DTG2Go, and Silk Screen Ink, Ltd. d/b/a SSI Digital Print Services, (“SSI”). We did not record any separately identifiable indefinite-lived intangibles associated with any of these acquisitions.  Goodwill represents the excess of the purchase price and related costs over the value assigned to net tangible and identifiable intangible assets acquired and liabilities assumed. Goodwill must be tested for impairment at least annually or more frequently if events or changes in circumstances indicate that the carrying amount may be impaired, and goodwill is required to be written down when impaired.  The Company tests goodwill for impairment annually on the first day of our third fiscal quarter, or more often if events occur or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable. We assess the value of our goodwill under either a qualitative or quantitative approach. Under a qualitative approach, the Company evaluates various market and other factors to determine whether it is more likely than not that the Company’s goodwill has been impaired. In performing the qualitative assessment, the Company considers the carrying value of its reporting units compared to its fair value as well as events and changes in circumstances that could include, but are not limited to, a significant adverse change in customer demand or business climate, an adverse action or assessment by a regulator, and significant adverse changes in the price of the Company’s common stock. If such qualitative assessment indicates that impairment may have occurred, an additional quantitative assessment is performed by comparing the carrying value of the assets to their respective estimated fair values. If the recorded carrying value of goodwill exceeds its estimated fair value, an impairment charge is recorded to write the asset down to its estimated fair value.

The Company’s goodwill impairment loss calculations contain uncertainties because they require management to make significant judgments in estimating the fair value of the Company’s reporting units, including the projection of future cash flows and the selection of discount rates. These calculations contain uncertainties because they require management to make assumptions such as estimating economic factors, including the profitability of future business operations and, if necessary, the fair value of the reporting unit’s assets and liabilities. Further, the Company’s ability to realize the future cash flows used in its fair value calculations is affected by factors such as changes in economic conditions, changes in the Company’s operating performance, and changes in the Company’s business strategies. Significant changes in any of the assumptions involved in calculating these estimates could affect the estimated fair value of the Company’s reporting units and could result in impairment charges in a future period.

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

We established a valuation allowance related to certain of our state operating loss carryforward amounts in accordance with the provisions of ASC 740.  We continually review the adequacy of the valuation allowance and recognize the benefits of deferred tax assets if reassessment indicates that it is more likely than not that the deferred tax assets will be realized based on earnings forecasts in the respective state tax jurisdictions.  As of September 2022, we had state NOLs of approximately $41.6 million, with deferred tax assets of $2.0 million related to these state NOLs, and related valuation allowances against them of approximately $0.6 million. These state net loss carryforwards expire at various intervals from 2027 through 2040.

Recent Accounting Standards

For information regarding recently issued accounting standards, refer to Note 2(ad) and Note 2(ae) to our Consolidated Financial Statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 (the "Exchange Act") and are not required to provide the information under this item.

Item 8. Financial Statements and Supplementary Data

Our Consolidated Financial Statements for each of our periods ended September 2022, and September 2021, together with the Reports of Independent Registered Public Accounting Firms thereon, are included in this report commencing on page F-1 and are listed under Part IV, Item 15 in this report.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 2022, and, based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures were effective at the evaluation date.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 2022. In this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) ("COSO") in Internal Control – Integrated Framework. The scope of our efforts to comply with the internal requirements of Section 404 of the Sarbanes-Oxley Act of 2002 with respect to fiscal year 2022 included all of our operations. Based on our evaluation, our management has concluded that, as of September 2022, our internal control over financial reporting is effective.

The effectiveness of our internal control over financial reporting as of September 2022, has been audited by Ernst & Young, LLP ("EY"), our independent registered public accounting firm, who also audited our Consolidated Financial Statements. EY’s attestation report on our internal controls over financial reporting is included herein.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the fourth quarter of 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Delta Apparel, Inc. and Subsidiaries

Opinion on Internal Control over Financial Reporting

We have audited Delta Apparel, Inc. and Subsidiaries’ internal control over financial reporting as of October 1, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Delta Apparel, Inc. and Subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of October 1, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of October 1, 2022, and October 2, 2021, and the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the two years in the period ended October 1, 2022, and the related notes and our report dated November 21, 2022 expressed an unqualified opinion thereon.

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

November 21, 2022

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference from the portions of the definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days following the end of our 2022 fiscal year under the headings "Proposal No. 1: Election of Directors", “Corporate Governance”, “Executive Officers” and “Delinquent Section 16(a) Reports.”

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

Item 11. Executive Compensation

The information required by this Item is incorporated herein by reference from the portions of the definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days following the end of our 2022 fiscal year under the headings “Executive Compensation,” “Compensation Tables,” and "Director Compensation."

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information relating to security ownership by certain beneficial owners and management is incorporated herein by reference from the portion of the definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days following the end of our 2022 fiscal year under the headings “Equity Compensation Plan Information" and “Stock Ownership of Management and Principal Shareholder.”

On February 6, 2020, our shareholders approved the Delta Apparel, Inc. 2020 Stock Plan ("2020 Stock Plan") to replace the 2010 Stock Plan, which was previously re-approved by our shareholders on February 4, 2015, and was scheduled to expire by its terms on September 14, 2020. The 2020 Stock Plan is substantially similar in both form and substance to the 2010 Stock Plan. The purpose of the 2020 Stock Plan is to continue to give our Board of Directors and its Compensation Committee the ability to offer a variety of compensatory awards designed to enhance the Company’s long-term success by encouraging stock ownership among its executives, key employees and directors. Under the 2020 Stock Plan, the Compensation Committee of our Board of Directors has the authority to determine the employees and directors to whom awards may be granted and the size and type of each award and manner in which such awards will vest. The awards available under the plan consist of stock options, stock appreciation rights, restricted stock, restricted stock units, performance stock, performance units, and other stock and cash awards. If a participant dies or becomes disabled (as defined in the 2020 Stock Plan) while employed by the Company or serving as a director, all unvested awards become fully vested. The Compensation Committee is authorized to establish the terms and conditions of awards granted under the 2020 Stock Plan, to establish, amend and rescind any rules and regulations relating to the 2020 Stock Plan, and to make any other determinations that it deems necessary. The aggregate number of shares of common stock that may be delivered under the 2020 Stock Plan is 449,714 plus any shares of common stock subject to outstanding awards under the 2010 Stock Plan that are subsequently forfeited or terminated for any reason before being exercised. Similar to the 2010 Stock Plan, the 2020 Stock Plan limits the number of shares that may be covered by awards to any participant in a given calendar year and also limits the aggregate awards of restricted stock, restricted stock units and performance stock granted in a given calendar year. The 2010 Stock Plan terminated and the 2020 Stock Plan became effective on February 6, 2020, the date of shareholders’ approval.

Set forth in the table below is certain information about securities issuable under our equity compensation plans as of September 2022.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights (2)	Number of securities remaining available for future issuance under equity compensation plans (excluding those currently outstanding)
Equity compensation plans approved by security holders	274,625	$—	276,464
Equity compensation plans not approved by security holders	—	—	—
Total	274,625	$—	276,464

(1) Includes all outstanding restricted stock units that have a performance-based vesting condition that would vest in equity shares, and assumes 100% vesting of performance-based targets.

(2) Not applicable, as there are no outstanding stock options at period end.

For additional information on our stock-based compensation plans, see Note 12 - Stock-Based Compensation to the Consolidated Financial Statements.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference from the portion of the definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days following the end of our 2022 fiscal year under the heading "Corporate Governance".

Item 14. Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference from the portion of the definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days following the end of our 2022 fiscal year under the heading “Proposal No. 3: Ratification of Appointment of Independent Registered Public Accounting Firm”.

Part IV

Item 15. Exhibits and Financial Statement Schedules

Financial Statements:

Report of Independent Registered Public Accounting Firms.

Consolidated Balance Sheets as of September 2022, and September 2021.

Consolidated Statements of Operations for the years ended September 2022, and September 2021.

Consolidated Statements of Comprehensive Income for the years ended September 2022, and September 2021.

Consolidated Statements of Shareholders’ Equity for the years ended September 2022, and September 2021.

Consolidated Statements of Cash Flows for the years ended September 2022, and September 2021.

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

10.2.8	Fourth Amendment to Fifth Amended and Restated Credit Agreement, dated November 19, 2019, among Delta Apparel, Inc., M.J. Soffe, LLC, Culver City Clothing Company, Salt Life, LLC, and DTG2Go, LLC, the financial institutions named therein as Lenders, and Wells Fargo Bank, National Association, as agent for Lenders. Incorporated by reference to Exhibit 10.2.8 to the Company's Annual Report on Form 10-K filed on November 23, 2019.
10.2.9	Fifth Amendment to Fifth Amended and Restated Credit Agreement dated April 27, 2020, among Delta Apparel, Inc., M.J. Soffe, LLC, Culver City Clothing Company, Salt Life, LLC, and DTG2Go, LLC, the financial institutions named therein as Lenders, and Wells Fargo Bank, National Association as agent for Lenders. Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on April 30, 2020.
10.2.10	Sixth Amendment to Fifth Amended and Restated Credit Agreement dated August 28, 2020, among Delta Apparel, Inc., M.J. Soffe, LLC, Culver City Clothing Company, Salt Life, LLC, and DTG2Go, LLC, the financial institutions named therein as Lenders, and Wells Fargo Bank, National Association as agent for Lenders. Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 31, 2020.
10.2.11	Seventh Amendment to Fifth Amended and Restated Credit Agreement dated June 2, 2022, among Delta Apparel, Inc., M.J. Soffe, LLC, Culver City Clothing Company, Salt Life, LLC, and DTG2Go, LLC, the financial institutions named therein as Lenders, and Wells Fargo Bank, National Association as agent for Lenders. Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 3, 2022.
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

10.5.1	Delta Apparel, Inc. 2020 Stock Plan: Incorporated by reference to Exhibit 1 to the Company's Proxy Statement filed on December 17, 2019.***
10.6

Yarn Supply Agreement dated as of January 5, 2005, between Delta Apparel, Inc. and Parkdale Mills, LLC and Parkdale America, LLC: Incorporated by reference to Exhibit 10.6 to the Company’s Form 10-K filed on November 22, 2021+

10.6.1

First Amendment to Yarn Supply Agreement dated as of June 26, 2009 between Delta Apparel, Inc. and Parkdale Mills, LLC, and Parkdale America, LLC: Incorporated by reference to Exhibit 10.6.1 to the Company’s Form 10-K filed on November 22, 2021.+

10.6.2

Second Amendment to Yarn Supply Agreement dated as of October 21, 2011 between Delta Apparel, Inc. and Parkdale Mills, LLC, and Parkdale America, LLC: Incorporated by reference to Exhibit 10.6.2 to the Company’s Form 10-K filed on November 22, 2021.+

10.6.3

Third Amendment to Yarn Supply Agreement dated as of March 11, 2013, between Delta Apparel, Inc. and Parkdale Mills, LLC, and Parkdale America, LLC: Incorporated by reference to Exhibit 10.6.3 to the Company’s Form 10-K filed on November 22, 2021.+

10.6.4

Fourth Amendment to Yarn Supply Agreement dated as of December 11, 2015, between Delta Apparel, Inc. and Parkdale Mills, LLC, and Parkdale America, LLC: Incorporated by reference to Exhibit 10.6.4 to the Company’s Form 10-K filed on November 22, 2021.+

10.6.5	Fifth Amendment to Yarn Supply Agreement dated as of December 27, 2018, between Delta Apparel, Inc. and Parkdale Mills, LLC, and Parkdale America, LLC: Incorporated by reference to Exhibit 10.6.5 to the Company’s Quarterly Report on Form 10-Q filed on February 8, 2022.+
10.6.6	Sixth Amendment to Yarn Supply Agreement dated as of December 27, 2021, between Delta Apparel, Inc. and Parkdale Mills, LLC, and Parkdale America, LLC: Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 3, 2022.+
10.7	Employment Agreement between Delta Apparel, Inc. and Deborah H. Merrill dated January 1, 2019: Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 2, 2019.***
10.8

Employment Agreement between Delta Apparel, Inc. and Robert W. Humphreys dated June 10, 2009: Incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K filed on August 28, 2009.***

10.8.1

First Amendment to Employment Agreement between Delta Apparel, Inc. and Robert W. Humphreys dated August 17, 2011: Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 19, 2011.***

10.8.2

Second Amendment to Employment Agreement between Delta Apparel, Inc. and Robert W. Humphreys dated June 6, 2012: Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 8, 2012.***

10.8.3

Third Amendment to Employment Agreement between Delta Apparel, Inc. and Robert W. Humphreys dated December 5, 2014: Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 8, 2014.***

10.8.4

Fourth Amendment to Employment Agreement between Delta Apparel, Inc. and Robert W. Humphreys dated April 27, 2017: Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on April 28, 2017.***

10.8.5	Fifth Amendment to Employment Agreement between Delta Apparel, Inc. and Robert W. Humphreys dated May 11, 2020: Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 12, 2020.***
10.8.6	Sixth Amendment to Employment Agreement between Delta Apparel, Inc. and Robert W. Humphreys dated January 13, 2022: Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on January 18, 2022.***
10.9	Employment Agreement between Delta Apparel, Inc. and Simone Walsh dated November 30, 2021: Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 30, 2021.***
10.10	Employment Agreement between Delta Apparel, Inc. and Justin M. Grow dated September 6, 2022.***
10.11	Employment Agreement between Delta Apparel, Inc. and Matthew J. Miller dated April 4, 2022: Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 3, 2022.***
10.12	Employment Agreement between Delta Apparel, Inc. and Jeffery N. Stillwell dated January 1, 2022: Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 4, 2022.***
10.13	Employment Agreement between Delta Apparel, Inc. and Jeffery N. Stillwell dated January 1, 2019: Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on January 2, 2019.***
10.14

Delta Apparel, Inc. Short-Term Incentive Compensation Plan, Effective June 1, 2000, Amended and Restated Effective November 19, 2019: Incorporated by reference to Exhibit A to the Company's Proxy Statement filed on September 28, 2011, and Exhibit 1 to the Company's Proxy Statement filed on December 29, 2015.***

10.15	Agreement between Delta Apparel, Inc. and IMG Worldwide, Inc. dated December 6, 2013: Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 6, 2013.
10.16	Form of Restricted Stock Unit and Performance Unit Award Agreement: Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on February 9, 2016.***
10.17	Form of Restricted Stock Unit Award Agreement: Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on February 9, 2016.***
10.18	Form of Performance Unit Award Agreement: Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on May 8, 2017.***
10.19	Form of Restricted Stock Unit and Performance Unit Award Agreement: Incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K filed on November 28, 2017.***
10.20	Form of Restricted Stock Unit Award Agreement: Incorporated by reference to Exhibit 10.23 to the Company's Quarterly Report on Form 10-Q filed on May 7, 2018.***
10.21	Form of Restricted Stock Unit and Performance Unit Award Agreement: Incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K filed on November 21.2019.***
10.22	Form of Restricted Stock Unit and Performance Unit Award Agreement.***
10.23	Form of Restricted Stock Unit Award Agreement.***
21	Subsidiaries of the Company.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DELTA APPAREL, INC.
(Registrant)

11/21/22	/s/Simone Walsh
Date	Simone Walsh
Chief Financial Officer
(principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and as of the dates indicated.

/s/Anita D. Britt	11/21/22	/s/Sonya E. Medina	11/21/22
Anita D. Britt	Date	Sonya E. Medina	Date
Director		Director

/s/J. Bradley Campbell	11/21/22	/s/A. Alexander Taylor, II	11/21/22
J. Bradley Campbell	Date	A. Alexander Taylor, II	Date
Director		Director

/s/G. Jay Gogue	11/21/22	/s/Simone Walsh	11/21/22
G. Jay Gogue	Date	Simone Walsh	Date
Director		Chief Financial Officer
(principal financial and accounting officer)

/s/Glenda E. Hood	11/21/22	/s/David G. Whalen	11/21/22
Glenda E. Hood	Date	David G. Whalen	Date
Director		Director

/s/Robert W. Humphreys	11/21/22
Robert W. Humphreys	Date
Chairman and Chief Executive Officer
(principal executive officer)

Delta Apparel, Inc. and Subsidiaries

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Delta Apparel, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Delta Apparel, Inc. and Subsidiaries (the Company) as of October 1, 2022 and October 2, 2021, the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the two years in the period ended October 1, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at October 1, 2022 and October 2, 2021, and the results of its operations and its cash flows for each of the two years in the period ended October 1, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of October 1, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated November 21, 2022 expressed an unqualified opinion thereon.

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

Inventory Reserve Valuation

Description of the Matter

As described in Note 4 to the Company’s consolidated financial statements, the Company’s inventories totaled approximately $248.5 million as of October 1, 2022, net of approximately $17.7 million of inventory reserves. As discussed in Note 2 to the consolidated financial statements, the Company states inventories at the lower of cost or net realizable value. In connection with this policy, the Company periodically reviews inventory quantities on hand and records reserves for obsolescence, excess quantities, irregulars and slow-moving inventory based on historical selling prices, current market conditions, and forecasted product demand to reduce inventory to its net realizable value. The Company’s evaluation of inventory valuation includes consideration of the life cycle of the individual products and historical sales and margin information based on such life cycles.

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

Atlanta, Georgia

   November 21, 2022

Delta Apparel, Inc. and Subsidiaries

Consolidated Balance Sheets

(Amounts in thousands, except share amounts and per share data)

	September 2022	September 2021
Assets
Cash and cash equivalents	$300	$9,376
Accounts receivable, less allowances of $109 and $251, respectively	68,215	66,973
Other receivables	1,402	761
Income tax receivable	1,969	356
Inventories, net	248,538	161,703
Prepaid expenses and other current assets	2,755	3,794
Total current assets	323,179	242,963

Property, plant and equipment, net	74,109	67,564
Goodwill	37,897	37,897
Intangible assets, net	24,026	26,291
Deferred income taxes	1,342	1,854
Operating lease assets	50,275	45,279
Equity method investment	9,886	10,433
Other assets	2,967	2,007
Total assets	$523,681	$434,288

Liabilities and Equity
Liabilities:
Accounts payable	$83,553	$52,936
Accrued expenses	27,414	29,949
Income taxes payable	379	379
Current portion of finance leases	8,163	6,621
Current portion of operating leases	8,876	8,509
Current portion of long-term debt	9,176	7,067
Total current liabilities	137,561	105,461

Long-term income taxes payable	2,841	3,220
Long-term finance leases, less current maturities	16,776	15,669
Long-term operating leases, less current maturities	42,721	38,546
Long-term debt, less current maturities	136,750	101,680
Long-term contingent consideration	—	1,897
Deferred income taxes	4,310	1,520
Other liabilities	—	2,101
Total liabilities	$340,959	$270,094
Shareholders’ equity:
Preferred stock—$0.01 par value, 2,000,000 shares authorized, none issued and outstanding	—	—
Common stock —$0.01 par value, 15,000,000 shares authorized, 9,646,972 shares issued, and 6,915,663 and 6,974,660 shares outstanding as of September 2022, and September 2021, respectively	96	96
Additional paid-in capital	61,961	60,831
Retained earnings	166,600	146,860
Accumulated other comprehensive gain (loss)	141	(786)
Treasury stock —2,731,309 and 2,672,312 shares as of September 2022, and September 2021, respectively	(45,420)	(42,149)
Equity attributable to Delta Apparel, Inc.	183,378	164,852
Equity attributable to non–controlling interest	(656)	(658)
Total equity	182,722	164,194
Total liabilities and equity	$523,681	$434,288

See accompanying Notes to Consolidated Financial Statements.

Delta Apparel, Inc. and Subsidiaries

Consolidated Statements of Operations

(Amounts in thousands, except per share data)

	Year Ended
	September 2022	September 2021
Net sales	$484,859	$436,750
Cost of goods sold	376,016	334,870
Gross profit	108,843	101,880

Selling, general and administrative expenses	79,455	70,743
Other income, net	(2,393)	(1,574)
Operating income	31,781	32,711

Interest expense	7,732	6,844
Earnings before provision for income taxes	24,049	25,867
Provision for income taxes	4,307	5,705
Consolidated earnings, net	$19,742	$20,162
Net income (loss) attributable to non-controlling interest	2	(134)
Net earnings attributable to shareholders	19,740	20,296

Basic earnings per share	$2.84	$2.92
Diluted earnings per share	$2.80	$2.86

Weighted average number of shares outstanding	6,953	6,961
Dilutive effect of stock options and awards	94	132
Weighted average number of shares assuming dilution	7,047	7,093

See accompanying Notes to Consolidated Financial Statements.

Delta Apparel, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(Amounts in thousands)

	Year Ended
	September 2022	September 2021
Net earnings attributable to shareholders	$19,740	$20,296
Other comprehensive income related to unrealized gain on derivatives, net of income tax	927	536
Consolidated comprehensive income	$20,667	$20,832

See accompanying Notes to Consolidated Financial Statements

Delta Apparel, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity

(Amounts in thousands, except share amounts)

					Accumulated
			Additional		Other			Non-
	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Controlling
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Interest	Total
Balance at September 2020	9,646,972	$96	$61,005	$126,564	$(1,322)	2,756,854	$(43,133)	$(524)	$142,686

Net earnings	—	—	—	20,296	—	—	—	—	20,296
Other comprehensive income	—	—	—	—	536	—	—	—	536
Net loss attributable to non-controlling interest	—	—	—	—	—	—	—	(134)	(134)
Vested stock awards	—	—	(2,117)	—	—	(84,542)	984	—	(1,133)
Stock based compensation	—	—	1,943	—	—	—	—	—	1,943
Balance at September 2021	9,646,972	$96	$60,831	$146,860	$(786)	2,672,312	$(42,149)	$(658)	$164,194

Net earnings	—	—	—	19,740	—	—	—	—	19,740
Other comprehensive income	—	—	—	—	927	—	—	—	927
Net income attributable to non-controlling interest	—	—	—	—	—	—	—	2	2
Stock buyback	—	—	—	—	—	136,181	(3,957)	—	(3,957)
Vested stock awards	—	—	(1,783)	—	—	(77,184)	686	—	(1,097)
Stock based compensation	—	—	2,913	—	—	—	—	—	2,913
Balance at September 2022	9,646,972	$96	$61,961	$166,600	$141	2,731,309	$(45,420)	$(656)	$182,722

See accompanying Notes to Consolidated Financial Statements.

Delta Apparel, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Amounts in thousands)

	Year Ended
	September 2022	September 2021
Operating activities:
Consolidated net earnings	$19,742	$20,162
Adjustments to consolidated net earnings attributable to net cash (used in) provided by operating activities:
Depreciation	12,636	11,913
Amortization of intangibles	2,396	1,841
Amortization of deferred financing fees	336	325
Provision for deferred income taxes	2,988	3,542
Provision for market reserves	1,804	898
Non-cash stock compensation	2,913	1,943
Loss (gain) on disposal of equipment	354	(54)
Contingent consideration earn out adjustment	(1,897)	(2,413)
Other, net	(848)	(615)
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	(1,438)	(6,734)
Inventories, net	(88,639)	(17,086)
Prepaid expenses and other current assets	1,593	(1,307)
Other non-current assets	624	1,368
Accounts payable	30,435	3,030
Accrued expenses	(415)	8,039
Change in net operating lease liabilities	342	493
Income taxes	(1,992)	248
Other liabilities	(1,049)	(126)
Net cash (used in) provided by operating activities	(20,115)	25,467

Investing activities:
Purchases of property and equipment	(12,378)	(5,586)
Proceeds from sale of property and equipment	40	453
Proceeds from equipment under financed leases	—	2,312
Cash paid for intangible asset	(131)	(6,567)
Cash paid for business	(583)	(3,665)
Net cash used in investing activities	(13,052)	(13,053)

Financing activities:
Proceeds from long-term debt	542,613	453,830
Repayment of long-term debt	(504,851)	(463,092)
Payment of capital financing	(7,732)	(6,991)
Payment of contingent consideration	—	(2,110)
Repurchase of common stock	(3,957)	—
Payment of deferred financing costs	(890)	—
Payment of withholding taxes on stock awards	(1,092)	(1,133)
Net cash provided by (used in) financing activities	24,091	(19,496)
Net decrease in cash and cash equivalents	(9,076)	(7,082)
Cash and cash equivalents at beginning of period	9,376	16,458
Cash and cash equivalents at end of period	$300	$9,376

Supplemental cash flow information:
Cash paid during the period for interest	$7,404	$6,554
Cash paid during the period for income taxes, net of refunds received	$3,044	$1,759

See accompanying Notes to Consolidated Financial Statements.

Delta Apparel, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

September 2022

Note 1—The Company

Delta Apparel, Inc. (collectively with DTG2Go, LLC, Salt Life, LLC, M.J. Soffe, LLC, and other subsidiaries, "Delta Apparel," "we," "us," "our," or the "Company") is a vertically-integrated, international apparel company. With approximately 8,600 employees worldwide, we design, manufacture, source, and market a diverse portfolio of core activewear and lifestyle apparel products under our primary brands of Salt Life®, Soffe®, and Delta. We are a market leader in the on-demand, digital print and fulfillment industry, bringing DTG2Go's proprietary technology and innovation to our customers' supply chains. We specialize in selling casual and athletic products through a variety of distribution channels and tiers, including outdoor and sporting goods retailers, independent and specialty stores, department stores and mid-tier retailers, mass merchants and eRetailers, the U.S. military, and through our business-to-business digital platform. Our products are also made available direct-to-consumer on our ecommerce sites and in our branded retail stores. Our diversified go-to-market strategies allow us to capitalize on our strengths to provide our activewear and lifestyle apparel products to a broad and evolving customer base whose shopping preferences may span multiple retail channels.

We design and internally manufacture the majority of our products, with more than 90% of the apparel that we sell sewn in our own facilities. This allows us to offer a high degree of consistency and quality, leverage scale efficiencies, and react quickly to changes in trends within the marketplace. We have manufacturing operations located in the United States, El Salvador, Honduras, and Mexico, and we use domestic and foreign contractors as additional sources of production. Our distribution facilities are strategically located throughout the United States to better serve our customers with same-day shipping on our catalog products and weekly replenishments to retailers.

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

(b) Fiscal Year:  We operate on a 52-53 week fiscal year ending on the Saturday closest to September 30. All references to "2022" and "2021" relate to the 52-week fiscal year ended on September 2022, and the 52-week fiscal year ended on September 2021.

(c) Use of Estimates: The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts and disclosures of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates are adjusted to reflect actual experience when necessary. Significant estimates and assumptions affect many items in our financial statements, such as allowance for doubtful accounts receivable, refund liabilities, inventory obsolescence, the carrying value of goodwill, income tax assets, and their related valuation allowance. Our actual results may differ from our estimates.

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

We estimate the net collectability of our accounts receivable and establish an allowance for doubtful accounts based upon this assessment. In situations where we are aware of a specific customer’s inability to meet its financial obligation, such as in the case of a bankruptcy filing, we assess the need for a specific reserve for bad debts. Reserves are determined through analysis of the aging of accounts receivable balances, historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in customer payment terms. Bad debt expense was less than 1% of net sales in each of the twelve months ended September 2022 and 2021.

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

(g) Property, Plant and Equipment: Property, plant and equipment are stated at cost. We depreciate and amortize our assets on a straight-line method over the estimated useful lives of the assets, which range from three to twenty-five years. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the improvements. Right of use assets that we acquire under non-cancelable leases that meet the criteria of finance leases are capitalized in property, plant and equipment and amortized over the useful lives of the related assets. When we retire or dispose of assets, the costs and accumulated depreciation or amortization are removed from the respective accounts, and we recognize any related gain or loss. Repairs and maintenance costs are expensed as incurred. Major replacements that substantially extend the useful life of an asset are capitalized and depreciated.

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

We complete our annual impairment test of goodwill on the first day of our third fiscal quarter and whenever events or changes in circumstances indicate the carrying value may not be recoverable utilizing the one-step qualitative assessment. We assess the value of our goodwill under either a qualitative or quantitative approach. Under a qualitative approach, the Company evaluates various market and other factors to determine whether it is more likely than not that the Company’s goodwill has been impaired. In performing the qualitative assessment, the Company considers the carrying value of its reporting units compared to its fair value as well as events and changes in circumstances that could include, but are not limited to, a significant adverse change in customer demand or business climate, an adverse action or assessment by a regulator, and significant adverse changes in the price of the Company’s common stock. If such qualitative assessment indicates that impairment may have occurred, an additional quantitative assessment is performed by comparing the carrying value of the assets to their respective estimated fair values. If the recorded carrying value of goodwill exceeds its estimated fair value, an impairment charge is recorded to write the asset down to its estimated fair value.

During the third quarter of fiscal 2022, the Company qualitatively assessed whether it was more likely than not that goodwill was impaired. Based on this assessment, the Company determined that its goodwill was not impaired as of April 3, 2022. No events or changes in circumstances have occurred since the date of the Company's most recent annual impairment test that would more likely than not reduce the fair value of the reporting unit below its carrying amount.

The Company’s goodwill impairment loss calculations contain uncertainties because they require management to make significant judgments in estimating the fair value of the Company’s reporting units, including the projection of future cash flows and the selection of discount rates. These calculations contain uncertainties because they require management to make assumptions such as estimating economic factors, including the profitability of future business operations and, if necessary, the fair value of the reporting unit’s assets and liabilities. Further, the Company’s ability to realize the future cash flows used in its fair value calculations is affected by factors such as changes in economic conditions, changes in the Company’s operating performance, and changes in the Company’s business strategies. Significant changes in any of the assumptions involved in calculating these estimates could affect the estimated fair value of the Company’s reporting units and could result in impairment charges in a future period.

(l) Contingent Consideration: At the end of each reporting period, we are required to remeasure the fair value of the contingent consideration related to the DTG2Go acquisition in March 2018. We remeasure contingent consideration in accordance with ASC 805, Business Combinations based on historical operating results and projections for the future. At September 2022, no amount was accrued for contingent consideration related to the acquisition of DTG2Go, compared to the accrual of $1.9 million at September 2021. See Note 15—Commitments and Contingencies for further details.

(m) Revenue Recognition: Revenue is recognized when performance obligations under the terms of the contracts are satisfied. Our performance obligation primarily consists of transferring control of our products to our customers. Control is transferred upon providing the products to customers in our retail stores, upon shipment of our products to the consumers from our ecommerce sites, and upon shipment from our distribution centers to our customers in our wholesale operations. Once control is transferred to the customer, we have completed our performance obligation.

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

We only recognize revenue to the extent that it is probable that we will not recognize a significant reversal of revenue due to the resolution of variable uncertainties at the time of sale. In determining our estimates for discounts, allowances, chargebacks, and returns, we consider historical and current trends, agreements with our customers and retailer performance. We record these discounts, returns and allowances as a reduction to net sales in our Consolidated Statements of Operations and as a refund liability in our accrued expenses in our Consolidated Balance Sheets, with the estimated value of inventory expected to be returned in prepaid and other current assets in our Consolidated Balance Sheets. As of September 2022, and September 2021, there was $1.1 million and $1.0 million, respectively, in refund liabilities for customer returns, allowances, markdowns and discounts included within accrued expenses.

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

(o) Cost of Goods Sold: We include all manufacturing and sourcing costs incurred prior to the receipt of finished goods at our distribution facilities in cost of goods sold. The cost of goods sold principally includes product costs, manufacturing labor costs, purchasing costs, inbound freight charges, insurance, inventory write-downs, and depreciation and amortization expense associated with our manufacturing and sourcing operations. Our gross margins may not be comparable to other companies, since some entities may include costs related to their distribution network in cost of goods sold, and we include them in selling, general and administrative expenses.

(p) Selling, General and Administrative Expense: We include in selling, general and administrative expenses costs incurred subsequent to the receipt of finished goods at our distribution facilities, such as the cost of stocking, warehousing, picking and packing, and shipping goods for delivery to our customers. Distribution costs included in selling, general and administrative expenses totaled $22.2 million and $20.5 million in 2022 and 2021, respectively. In addition, selling, general and administrative expenses include costs related to sales associates, administrative personnel, advertising and marketing expenses, royalty payments on licensed products, and other general and administrative expenses.

(q) Advertising Costs: All costs associated with advertising and promoting our products are expensed during the period in which they are incurred and are included in selling, general and administrative expenses in the Consolidated Statements of Operations. We participate in cooperative advertising programs with some of our customers. Depending on the customer, our defined cooperative programs allow the customer to use from 2% to 5% of its net purchases from us towards advertisements of our products. Because our products are being specifically advertised, we are receiving an identifiable benefit resulting from the consideration for cooperative advertising. We record cooperative advertising costs as a selling expense and the related cooperative advertising reserve as an accrued liability. Advertising costs totaled $5.6 million and $3.7 million in 2022 and 2021, respectively. In 2022 and 2021, cooperative advertising costs of $0.7 million and $0.6 million, respectively, were included in these advertising costs.

(r) Stock-Based Compensation:  Stock-based compensation is accounted for under the provisions of ASC 718, Compensation – Stock Compensation, which requires all stock-based payments to employees, including grants of employee stock awards, to be recognized as expense over the vesting period using a fair value method. The fair value of our restricted stock awards is the quoted market value of our stock on the grant date. For performance-based stock awards, in the event we determine it is no longer probable that we will achieve the minimum performance criteria specified in the award, we reverse all of the previously recognized compensation expense in the period such a determination is made. We recognize the fair value, net of estimated forfeitures, as a component of selling, general and administrative expense in the Consolidated Statements of Operations over the vesting period.

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

(t) Earnings per Share: We compute basic earnings per share ("EPS") by dividing net income by the weighted average number of common shares outstanding during the year pursuant to ASC 260, Earnings Per Share (“ASC 260”). Diluted EPS is calculated, as set forth in ASC 260, by dividing net income by the weighted average number of common shares outstanding adjusted for the issuance of potentially dilutive shares. Potentially dilutive shares consist of common stock issuable under the assumed exercise of outstanding stock awards using the treasury stock method. This method assumes that the potential common shares are issued and the proceeds from the exercise, along with the amount of compensation expense attributable to future services, are used to purchase common stock at the exercise date. The difference between the number of potential shares issued and the number of shares purchased is added as incremental shares to the actual number of shares outstanding to compute diluted EPS. Outstanding stock awards that result in lower potential shares issued than shares purchased under the treasury stock method are not included in the computation of diluted EPS since their inclusion would have an anti-dilutive effect on EPS.

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

(w) Other Comprehensive Income: Other Comprehensive Income consists of net earnings and unrealized gains from cash flow hedges, net of tax. Accumulated other comprehensive income contained in the shareholders’ equity section of the Consolidated Balance Sheets related to interest rate swap agreements and was a gain as of  September 2022 of $0.1 million and a loss as of September 2021 of $0.8 million.

(x) Yarn and Cotton Procurements: We have a supply agreement with Parkdale Mills, Inc. and Parkdale America, LLC, (collectively "Parkdale"), to supply our yarn requirements that has been in place since 2005, with our existing agreement running through  December 31, 2024. Under the supply agreement, we purchase from Parkdale all of our yarn requirements for use in our manufacturing operations, excluding yarns that Parkdale does not manufacture or cannot manufacture due to temporary capacity constraints. The purchase price of yarn is based upon the cost of cotton plus a fixed conversion cost.   Thus, we are subject to the commodity risk of cotton prices and cotton price movements, which could result in unfavorable yarn pricing for us. We fix the cotton prices as a component of the purchase price of yarn, pursuant to the supply agreement, in advance of the shipment of finished yarn from Parkdale.  Prices are set according to prevailing prices, as reported by the New York Cotton Exchange, at the time we elect to fix specific cotton prices.

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

From time to time, we may purchase cotton option contracts to economically hedge the risk related to market fluctuations in the cost of cotton used in our operations. We do not receive hedge accounting treatment for these derivatives. As such, the realized gains and losses associated with them were recorded within cost of goods sold on the Consolidated Statement of Operations. There were no raw material option agreements outstanding at  September 2022 or September 2021.

(z) Equity Method Accounting: As of September 2022, we owned 31% of the outstanding capital stock in our Honduran Equity Method Investment. We apply the equity method of accounting for our investment, as we have less than a 50% ownership interest and can exert significant influence. We do not exercise control over this company and do not have substantive participating rights. As such, this entity is not considered a variable interest entity.

(aa) Net Income Attributable to Non-Controlling Interest: The net income attributable to non-controlling interest represents the share of net income allocated to members of our consolidated affiliates. In January 2018, Delta Apparel, Inc. established Salt Life Beverage, LLC, ("Salt Life Beverage"), of which Delta Apparel, through its subsidiary, holds a 60% ownership interest.  Salt Life Beverage was formed to manufacture, market and sell Salt Life-branded alcoholic beverage products. We have concluded we have a controlling financial interest in Salt Life Beverage and have consolidated its results in accordance with Accounting Standards Codification ("ASC") ASC-810, Consolidations, and Accounting Standards Update ("ASU") No. 2015-02, Consolidation (Topic 810); Amendments to Consolidations. The non–controlling interest represents the 40% proportionate share of the results of Salt Life Beverage. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

(ac) Recently Adopted Accounting Pronouncements: In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which simplifies the accounting for income taxes, eliminates certain exceptions within Accounting Standards Codification ("ASC") 740, Income Taxes, and clarifies certain aspects of the current guidance to promote consistency among reporting entities.  Most amendments within the standard are required to be applied on a prospective basis, while certain amendments must be applied on a retrospective or modified retrospective basis. We adopted ASU 2019-12 as of the beginning of fiscal 2022, and the provisions did not have a material effect on our financial condition, results of operations, cash flows, or disclosures.

In  March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848) Facilitation of the Effects of Reference Rate Reform on Financial Reporting. ASU 2020-04 provides optional guidance for a limited period of time to ease potential accounting and financial reporting impacts of reference rate reform, including the expected transition from the London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates. This new guidance includes temporary optional practical expedients and exceptions for applying U.S. GAAP to transactions affected by reference rate reform if certain criteria are met.  These transactions include contract modifications, hedging relationships and the sale or transfer of debt securities classified as held-to-maturity.  Entities  may apply the provisions of the new standard at the beginning of the reporting period when the election is made. This guidance  may be applied through  December 31, 2022. The Company transitioned their LIBOR based loans to an alternative reference rate during the fiscal year. This change did not have a material effect on our financial condition, results of operations, cash flows or disclosures. See Note 8—Long-Term Debt for further information.

(ad) Recently Issued Accounting Pronouncements Not Yet Adopted: In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which requires an entity to assess impairment of its financial instruments based on the entity's estimate of expected credit losses. Since the issuance of ASU 2016-13, the FASB released several amendments to improve and clarify the implementation guidance. These standards have been collectively codified within ASC Topic 326, Credit Losses (“ASC 326”). As a smaller reporting company as defined by the SEC, the provisions of ASC 326 are effective as of the beginning of our fiscal year 2024. We are currently evaluating the impacts of the provisions of ASC 326 on our financial condition, results of operations, cash flows, and disclosures.

Note 3—Revenue Recognition

Our revenue streams consist of wholesale, direct-to-consumer ecommerce and retail stores which are included in our Consolidated Statements of Operations. The table below identifies the amount and percentage of net sales by distribution channel (in thousands):

	Year Ended
	September 2022		September 2021
	$	%	$	%
Retail	$13,970	3%	$11,222	3%
Direct-to-consumer ecommerce	4,647	1%	6,662	2%
Wholesale	466,242	96%	418,866	95%
Net Sales	$484,859	100%	$436,750	100%

The table below provides net sales by reportable segment (in thousands) and the percentage of net sales by distribution channel for each reportable segment:

	Year Ended September 2022
	Net Sales	Retail	Direct-to-Consumer ecommerce	Wholesale
Delta Group	$424,799	0.1%	0.3%	99.6%
Salt Life Group	60,060	22.6%	5.6%	71.8%
Total	$484,859

	Year Ended September 2021
	Net Sales	Retail	Direct-to-Consumer ecommerce	Wholesale
Delta Group	$387,015	0.2%	0.3%	99.5%
Salt Life Group	49,735	20.8%	11.0%	68.2%
Total	$436,750

Note 4—Inventories

Inventories, net of reserves of $17.7 million and $15.9 million as of September 2022, and September 2021, respectively, consist of the following (in thousands):

	September 2022	September 2021
Raw materials	$22,603	$17,204
Work in process	23,501	20,954
Finished goods	202,434	123,545
	$248,538	$161,703

Raw materials include finished yarn and direct materials for the Delta Group, undecorated garments for the DTG2Go business, and direct embellishment materials for the Salt Life Group.

Note 5—Property, Plant and Equipment

Property, plant and equipment consist of the following (in thousands, except economic life data):

	Estimated Useful Life (in years)	September 2022	September 2021
Land and land improvements	25	$636	$605
Buildings	20	4,002	3,741
Machinery and equipment	10	128,937	113,193
Computers and software	3-10	24,420	24,373
Furniture and fixtures	7-25	12,410	11,493
Leasehold improvements	3-10	7,876	7,366
Vehicles and related equipment	5	494	587
Construction in progress	N/A	3,899	5,477
		182,674	166,835
Less accumulated depreciation and amortization		(108,565)	(99,271)
Total property, plant and equipment, net		$74,109	$67,564

Note 6—Goodwill and Intangible Assets

Goodwill and components of intangible assets consist of the following (in thousands):

	September 2022			September 2021
	Cost	Accumulated Amortization	Net Value	Cost	Accumulated Amortization	Net Value	Economic Life

Goodwill	$37,897	$—	$37,897	$37,897	$—	$37,897	N/A

Intangibles:
Tradename/trademarks	$16,000	$(4,851)	$11,149	$16,000	$(4,317)	$11,683	20 - 30 yrs
Customer relationships	7,400	(3,213)	4,187	7,400	(2,473)	4,927	20 yrs
Technology	10,083	(2,610)	7,473	9,952	(1,715)	8,237	10 yrs
License agreements	2,100	(940)	1,160	2,100	(837)	1,263	15 - 30 yrs
Non-compete agreements	1,657	(1,600)	57	1,657	(1,476)	181	4 – 8.5 yrs
Total intangibles, net	$37,240	$(13,214)	$24,026	$37,109	$(10,818)	$26,291

Goodwill represents the acquired goodwill net of the cumulative impairment losses recorded in fiscal year 2011 of $0.6 million. As of September 2022, the Delta Group segment assets include $18.0 million of goodwill, and the Salt Life Group segment assets include $19.9 million of goodwill.

Depending on the type of intangible assets, amortization is recorded under cost of goods sold or selling, general and administrative expenses. Amortization expense for intangible assets was $2.4 million for the year ended September 2022, and $1.8 million for the year ended September 2021. Amortization expense is estimated to be approximately $2.3 million for the years ended September 2023, 2024, and 2025, and approximately $2.2 million for the years ended September 2026 and 2027.

Note 7—Accrued Expenses

Accrued expenses consist of the following (in thousands):

	September 2022	September 2021
Accrued employee compensation and benefits	$18,550	$17,374
Taxes accrued and withheld	1,856	2,960
Refund liabilities	1,067	991
Accrued freight	2,272	1,662
Accrued capital expenditures	174	2,299
Deferred purchase price (1)	500	1,500
Accrued interest	613	506
Other	2,382	2,657
	$27,414	$29,949

(1) Unsecured liability associated with the purchase of intangible technology, of which the final quarterly installment of $500 was paid in the first quarter of fiscal 2023.

Note 8—Long-Term Debt

Long-term debt consists of the following (in thousands):

	September 2022	September 2021
Revolving U.S. credit facility, interest at base rate or adjusted SOFR rate plus an applicable margin (interest at 5.3% on September 2022) due June 2027	$129,024	$98,575
Revolving credit facility with Banco Ficohsa, a Honduran bank, interest at 7.25% as of September 2022 and 7.7% as of September 2021, due August 2025	3,300	667
Term loan with Banco Ficohsa, a Honduran bank, interest at 7.5%, quarterly installments beginning September 2021 through December 2025	6,593	8,621
Term loan with Banco Ficohsa, a Honduran bank, interest at 7.5%, quarterly installments beginning March 2023 through May 2027	3,656	—
Term loan with Banco Ficohsa, a Panamanian bank, interest at the prevailing market rate within the Panamanian Banking Market (interest at 8.6% on September 2022), monthly installments beginning October 2022 through August 2027	3,000	—
DTG2Go, LLC acquisition promissory note, interest at 6.0%, quarterly payments beginning January 2019 through October 2021	—	583
Salt Life Beverage, LLC promissory note, interest at 4.0%	353	301
	145,926	108,747
Less current portion of long-term debt	(9,176)	(7,067)
Long-term debt, excluding current maturities	$136,750	$101,680

Credit Facility

On May 10, 2016, we entered into a Fifth Amended and Restated Credit Agreement (as further amended, the “Amended Credit Agreement”) with Wells Fargo Bank, National Association (“Wells Fargo”), as Administrative Agent, the Sole Lead Arranger and the Sole Book Runner, and the financial institutions named therein as Lenders, which are Wells Fargo, PNC Bank, National Association and Regions Bank. Our subsidiaries M.J. Soffe, LLC, Culver City Clothing Company (f/k/a Junkfood Clothing Company), Salt Life, LLC, and DTG2Go, LLC (f/k/a Art Gun, LLC) (collectively, the "Borrowers"), are co-borrowers under the Amended Credit Agreement. The Borrowers entered into amendments to the Amended Credit Agreement with Wells Fargo and the other lenders on November 27, 2017, March 9, 2018, October 8, 2018, November 19, 2019, April 27, 2020, August 28, 2020 and June 2, 2022.

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

On June 2, 2022, the Borrowers entered into a Seventh Amendment to the Fifth Amended and Restated Credit Agreement with Wells Fargo Bank (the “Agent”) and the other lenders set forth therein (the “Seventh Amendment”). The Seventh Amendment, (i) removes obsolete LIBOR based borrowing and replaces it with SOFR (Secured Overnight Financing Rate) as an alternative elective pricing structure, (ii) amends the pricing structure based on SOFR plus a CSA (Credit Spread Adjustment) defined as 10 bps for 1 month and 15 bps for 3-month tenors, (iii) sets the SOFR floor to 0 bps, (iv) reloads the fair market value of real estate and intellectual property within the borrowing base calculation and resets their respective amortization schedules, (v) sets the maturity date to 5 years from the closing date, and (vi) reduces our Fixed Charge Coverage Ratio (“FCCR”) for the preceding 12-month period, if and when applicable, from 1.1 to 1.0.

The Amended Credit Agreement allows us to borrow up to $170 million (subject to borrowing base limitations), including a maximum of $25 million in letters of credit. Provided that no event of default exists, we have the option to increase the maximum credit to $200 million (subject to borrowing base limitations), conditioned upon the Administrative Agent's ability to secure additional commitments and customary closing conditions. The Amended Credit Agreement contains a subjective acceleration clause and a “springing” lockbox arrangement (as defined in ASC 470, Debt) whereby remittances from customers will be forwarded to our general bank account and will not reduce the outstanding debt until and unless a specified event or an event of default occurs. We classify borrowings under the Amended Credit Agreement as long-term debt with consideration of current maturities.

Our U.S. revolving credit facility is secured by a first-priority lien on substantially all of the real and personal property of Delta Apparel, Junkfood, Soffe, Salt Life, and DTG2Go. All loans bear interest at rates, at the Company's option, based on either (a) an adjusted SOFR rate, subject to a floor of 0%, plus an applicable margin or (b) a base rate plus an applicable margin, with the base rate equal to the greater of (i) the Floor, (ii) the federal funds rate plus 0.5%, (iii) the Adjusted Term SOFR for a one month tenor in effect on such day plus 1.0%, or (iii) the prime rate announced by Wells Fargo, National Association. The facility requires monthly installment payments of approximately $0.2 to $0.3 million beginning October 4, 2020, in connection with fixed asset and intellectual property amortizations, and these amounts reduce the amount of availability under the facility. Annual facility fees are 0.25% or 0.375% (subject to average excess availability) of the amount by which $170 million exceeds the average daily principal balance of the outstanding loans and letters of credit accommodations. The annual facility fees are charged monthly based on the principal balances during the immediately preceding month.

At September 2022, we had $129.0 million outstanding under our U.S. revolving credit facility at an average interest rate of 5.3%. Our cash on hand combined with the availability under the U.S. credit facility totaled $34.6 million.

Our credit facility includes a financial covenant that if the availability under our credit facility falls below the amounts specified in our credit agreement, our Fixed Charge Coverage Ratio (“FCCR”) (as defined in our credit agreement) for the preceding 12-month period must not be less than 1.0. Our availability at September 2022, was above the minimum thresholds specified in our credit agreement, and we were above the 1.0 FCCR for the preceding 12-month period.

Proceeds of the loans made pursuant to the Amended Credit Agreement may be used for permitted acquisitions (as defined in the Amended Credit Agreement), general operating expenses, working capital, other corporate purposes, and to finance credit facility fees and expenses.  Pursuant to the terms of our credit facility, we are allowed to make cash dividends and stock repurchases if (i) as of the date of the payment or repurchase and after giving effect to the payment or repurchase, we have availability on that date of not less than 15% of the lesser of the borrowing base or the commitment, and average availability for the 30-day period immediately preceding that date of not less than 15% of the lesser of the borrowing base or the commitment; and (ii) the aggregate amount of dividends and stock repurchases after May 10, 2016, does not exceed $10 million plus 50% of our cumulative net income (as defined in the Amended Credit Agreement) from the first day of the third quarter of fiscal year 2016 to the date of determination.  At September 2022, and September 2021, there was $24.9 million and $19.0 million, respectively, of retained earnings free of restrictions to make cash dividends or stock repurchases.

Promissory Notes

On October 8, 2018, we acquired substantially all of the assets of Silk Screen Ink, Ltd. d/b/a SSI Digital Print Services.  In conjunction with this acquisition, we issued a promissory note in the principal amount of $7.0 million. The promissory note bears interest of 6% with quarterly payments that began January 2, 2019, with the final installment paid October 4, 2021. As of September 2022, there was no amount outstanding for this note.

Honduran Debt

Since March 2011, we have entered into term loans and a revolving credit facility with Banco Ficohsa, a Honduran bank, to finance both the operations and capital expansion of our Honduran facilities. In December 2020, we entered into a new term loan and revolving credit facility with Banco Ficohsa, both with five-year terms, and simultaneously settled the prior term loans and revolving credit facility with outstanding balances at the time of settlement of $1.1 million and $9.5 million, respectively. In May 2022, we entered into a new term loan with a five-year term with a principal amount of $3.7 million. Each of these loans are secured by a first-priority lien on the assets of our Honduran operations and is not guaranteed by our U.S. entities. These loans are denominated in U.S. dollars, and the carrying value of the debt approximates its fair value. Information about these loans and the outstanding balance as of September 2022, is listed as part of the long-term debt schedule above.

El Salvador Debt

In September 2022 we entered into a new term loan with a five-year term with a principal amount of $3.0 million with Banco Ficohsa, a Panamanian bank, to finance our El Salvador operations. This loan is secured by a first-priority lien on the assets of our El Salvador operations and is not guaranteed by our U.S. entities. The loan is denominated in U.S. dollars, and the carrying value of the debt approximates its fair value.  Information about this loan and the outstanding balance as of September 2022, is listed as part of the long-term debt schedule above.

Total Debt

The aggregate maturities of debt at September 2022, are as follows (in thousands):

September	Amount
2023	$9,176
2024	7,702
2025	6,853
2026	5,450
2027	116,745
Thereafter	—
$145,926

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

The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), which was enacted on March 27, 2020, provided temporary changes to income and non-income-based tax laws, including some provisions which were previously enacted under the New Tax Legislation. The CARES Act revised the U.S. corporate income tax code on a temporary basis by, among other things, eliminating the 80% of taxable income limitation on net operating loss (“NOL”) carryforwards, allowing NOL carrybacks, and increasing the Section 163(j) interest limitation deduction from 30% to 50% of adjusted taxable income. We have included the estimated impact of these provisions in our effective tax rate calculation.

The provision for income taxes consists of the following (in thousands):

	Year Ended
	September 2022	September 2021
Current:
Federal	$921	$1,579
State	203	449
Foreign	195	135
Total current	$1,319	$2,163
Deferred:
Federal	$2,532	$3,327
State	456	215
Total deferred	2,988	3,542
Provision for income taxes	$4,307	$5,705

For financial reporting purposes our income before provision for income taxes includes the following components (in thousands):

	Year Ended
	September 2022	September 2021
United States, net of (income) loss attributable to non-controlling interest	$10,746	$15,505
Foreign	13,301	10,496
	$24,047	$26,001

Our effective income tax rate on operations for 2022 was 17.9% compared to a rate of 21.9% in the prior year. We generally benefit from having income in foreign jurisdictions that are either exempt from income taxes or have tax rates that are lower than those in the United States. As such, changes in the mix of U.S. taxable income compared to profits in tax-free or lower-tax jurisdictions can have a significant impact on our overall effective tax rate. In addition, the future impact of the CARES Act and New Tax Legislation may differ from historical amounts, possibly materially, due to, among other things, changes in interpretations and assumptions made regarding the CARES Act and New Tax Legislation, guidance that may be issued, and actions we may take as a result of the CARES Act and New Tax Legislation.

A reconciliation between the actual provision for income taxes and the provision for income taxes computed using the federal statutory income tax rate of 21.0% for fiscal years 2022 and 2021 is as follows (in thousands):

	Year Ended
	September 2022	September 2021
Income tax expense at the statutory rate of 21.0%	$5,050	$5,460
State income tax benefits, net of federal income tax benefit	553	653
Impact of foreign earnings in tax-free zone	(2,598)	(2,070)
GILTI inclusion	1,237	1,063
Other permanent differences	(179)	(69)
Impact of state rate changes	10	(70)
Permanent reinvestment of foreign earnings	178	728
Other	56	10
Provision for income taxes	$4,307	$5,705

Significant components of our deferred tax assets and liabilities are as follows (in thousands):

	September 2022	September 2021
Deferred tax assets:
State net operating loss carryforwards	$1,997	$2,239
Receivable allowances and reserves	300	314
Inventories and reserves	1,649	883
Accrued compensation and benefits	2,948	3,002
Operating lease liabilities	10,039	8,801
Other	4,670	4,258
Gross deferred tax assets	$21,603	$19,497
Less valuation allowance — state net operating loss carryforwards	(640)	(586)
Net deferred tax assets	$20,963	$18,911

Deferred tax liabilities:
Depreciation	$(7,242)	$(4,647)
Goodwill and intangibles	(6,038)	(4,943)
Operating lease assets	(9,720)	(8,367)
Other	(931)	(620)
Gross deferred tax liabilities	$(23,931)	$(18,577)
Net deferred tax (liabilities) assets	$(2,968)	$334

As of September 2022, we had state net operating losses of approximately $41.6 million, with deferred tax assets of $2.0 million related to these state NOLs, and related valuation allowances against them of approximately $0.6 million. These state net loss carryforwards expire at various intervals from 2027 through 2040. Our deferred tax asset related to state net operating loss carryforwards is reduced by a valuation allowance to result in net deferred tax assets we consider more likely than not to be realized.

For both federal and state purposes, the ultimate realization of deferred tax assets depends upon the generation of future taxable income or tax planning strategies during the periods in which those temporary differences become deductible or when the carryforwards are available.

ASC 740, Income Taxes requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more-likely-than-not (i.e., a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. Accrued interest and penalties related to unrecognized tax benefits would also be recorded. We did not have any material unrecognized tax benefits as of September 2022 or September 2021.

As of September 2022, we are indefinitely reinvested in the cumulative undistributed earnings of and original investments in our foreign subsidiaries, with the exception of our equity method investment, which has been properly accounted for. Future remittances could be subject to additional foreign withholding taxes, U.S. state taxes, and certain tax impacts relating to foreign currency exchange effects. It is not practicable to estimate the amount of any unrecognized tax effects on these reinvested earnings and original investments in foreign subsidiaries.

We file income tax returns in the U.S. federal jurisdiction and various state, local and foreign jurisdictions. Tax years 2018, 2019, 2020, and 2021, according to statute and with few exceptions, remain open to examination by various federal, state, local, and foreign jurisdictions.

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

Generally, the rate implicit in our operating leases is not readily determinable. Therefore, we discount future lease payments using our estimated incremental borrowing rate at lease commencement. We determine this rate based on a credit-adjusted risk-free rate, which approximates a secured rate over the lease term. The weighted average discount rate for operating leases was 4.6% and 4.3% as of September 2022 and September 2021, respectively. We discount our finance lease payments based on the rate implicit and stated in the lease. The weighted average discount rate for finance leases was 5.7% and 5.8% as of September 2022 and September 2021, respectively.

The following table presents the future undiscounted payments due on our operating and finance lease liabilities as well as a reconciliation of those payments to our operating and finance lease liabilities, recorded as of  September 2022 (in thousands):

	Operating	Finance
	Leases	Leases
2023	$10,919	$9,339
2024	9,891	7,859
2025	9,855	5,944
2026	8,195	3,342
2027	6,589	881
Thereafter	14,368	-
Undiscounted fixed lease payments	$59,817	$27,365
Discount due to interest	(8,220)	(2,426)
Total lease liabilities	$51,597	$24,939
Less current maturities	(8,876)	(8,163)
Lease liabilities, excluding current maturities	$42,721	$16,776

As of  September 2022, we have entered into certain operating leases that have not yet commenced, but the annual fixed lease payments are not significant.

Our Ceiba Textiles manufacturing facility is leased under an operating lease arrangement with a Honduran company, of which we own 31% of the outstanding capital stock of the lessor at  September 2022. During 2022 and 2021, we paid approximately $1.8 million respectively in lease payments under this arrangement.

As of September 2022, and September 2021, we had $50.3 million and $45.3 million, respectively, of operating lease ROU assets which were reflected within Operating lease assets in our Consolidated Balance Sheet, and $32.1 million and $26.7 million, respectively, of finance lease ROU assets, which were reflected within Property, plant, and equipment, net in our Consolidated Balance Sheet.

The weighted average remaining lease terms for our operating leases and finance leases were approximately 6 years and 3 years, respectively, as of September 2022. As of September 2021, the average remaining lease terms were 7 years and 3 years, respectively.

The components of total lease expense were as follows for the period ended September 2022 (in thousands):

Operating lease fixed expense	$11,568
Operating lease variable cost expense	2,536
Finance lease amortization of ROU assets expense	4,468
Finance lease interest expense	1,391
Total lease expense	$19,963

Cash outflows for operating lease payments were $12.0 million during 2022 and $11.0 million during 2021. Cash outflows for interest payments on finance leases were $1.4 million and $1.2 million during 2022 and 2021, respectively. These outflows are classified within net cash provided by (used in) operating activities on the Consolidated Statement of Cash Flows. Cash outflows for finance lease payments during 2022 and 2021 were $7.7 million and $7.0 million, respectively, and are classified within net cash used in financing activities on the Consolidated Statement of Cash Flows.

ROU assets obtained in exchange for operating lease liabilities during 2022 and 2021 were $13.9 million and $1.2 million, respectively. ROU assets obtained in exchange for finance lease liabilities during 2022 and 2021 were $10.4 million and $12.3 million, respectively.

We do not have significant leasing transactions in which we are the lessor.

Note 11—Employee Benefit Plans

We sponsor and maintain a 401(k) retirement savings plan (the “401(k) Plan”) for our employees who meet certain requirements. The 401(k) Plan permits participants to make pre-tax contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code, as well as a Roth Plan that allows for after tax contributions. The 401(k) Plan requires for us to make a guaranteed match of a defined portion of the employee’s contributions. We contributed $0.9 million to the 401(k) Plan during 2022 and 2021, respectively.

We provide post-retirement life insurance benefits for certain retired employees. The plan is noncontributory and is unfunded, and therefore, benefits and expenses are paid from our general assets as they are incurred. All of the employees in the plan are fully vested, and the plan was closed to new employees in 1990. The discount rate used in determining the liability was 6.0% for 2022 and 2021. The following table presents the benefit obligation, which is included in accrued expenses in the accompanying balance sheets (in thousands).

	September 2022	September 2021
Balance at beginning of year	$271	$289
Interest expense	—	—
Benefits paid	(7)	(18)
Balance at end of year	$264	$271

Note 12—Stock-Based Compensation

On February 6, 2020, our shareholders approved the Delta Apparel, Inc. 2020 Stock Plan ("2020 Stock Plan") to replace the 2010 Stock Plan, which was previously re-approved by our shareholders on February 4, 2015, and was scheduled to expire by its terms on September 14, 2020. The 2020 Stock Plan is substantially similar in both form and substance to the 2010 Stock Plan. The purpose of the 2020 Stock Plan is to continue to give our Board of Directors and its Compensation Committee the ability to offer a variety of compensatory awards designed to enhance the Company’s long-term success by encouraging stock ownership among its executives, key employees and directors. Under the 2020 Stock Plan, the Compensation Committee of our Board of Directors has the authority to determine the employees and directors to whom awards may be granted and the size and type of each award and manner in which such awards will vest. The awards available under the plan consist of stock options, stock appreciation rights, restricted stock, restricted stock units, performance stock, performance units, and other stock and cash awards. If a participant dies or becomes disabled (as defined in the 2020 Stock Plan) while employed by the Company or serving as a director, all unvested awards become fully vested. The Compensation Committee is authorized to establish the terms and conditions of awards granted under the 2020 Stock Plan, to establish, amend and rescind any rules and regulations relating to the 2020 Stock Plan, and to make any other determinations that it deems necessary. The aggregate number of shares of common stock that may be delivered under the 2020 Stock Plan is 449,714 plus any shares of common stock subject to outstanding awards under the 2010 Stock Plan that are subsequently forfeited or terminated for any reason before being exercised. Similar to the 2010 Stock Plan, the 2020 Stock Plan limits the number of shares that may be covered by awards to any participant in a given calendar year and also limits the aggregate awards of restricted stock, restricted stock units and performance stock granted in a given calendar year. The 2010 Stock Plan terminated and the 2020 Stock Plan became effective on February 6, 2020, the date of shareholders’ approval.

Shares are generally issued from treasury stock upon the vesting of the restricted stock units, performance units or other awards under the 2020 Stock Plan.

Compensation expense is recorded on the selling, general and administrative expense line item in our Consolidated Statements of Operations over the vesting periods.  Total employee stock-based compensation expense for 2022 and 2021 was $3.2 million and $2.5 million, respectively. Associated with the compensation cost are income tax benefits recognized of $0.6 million for 2022 and $0.6 million for 2021.

The following table summarizes the restricted stock unit and performance unit award activity during the periods ended September 2022 and September 2021:

	Year Ended
	September 2022		September 2021
	Number of Units	Weighted average grant date fair value	Number of Units	Weighted average grant date fair value
Units outstanding, beginning of fiscal period	260,000	$20.38	406,000	$20.16
Units granted	319,950	$30.09	12,000	$30.80
Units issued	(144,700)	$19.42	(116,000)	$18.96
Units forfeited	(50,000)	$27.72	(42,000)	$25.17
Units outstanding, end of fiscal period	385,250	$27.85	260,000	$20.38

During 2022, performance units and restricted stock units representing 47,700 and 95,000 shares of our common stock, respectively, vested upon the filing of our Annual Report on Form 10-K for the year ended September 2021, and were issued in accordance with their respective agreements. Of these vested units, 96,350 were paid in common stock and 46,350 were paid in cash.

During 2022, restricted stock units and performance units representing 1,000 and 1,000 shares of our common stock, respectively, anticipated to vested upon the filing of our Annual Report on Form 10-K for the year ended September 2022, vested immediately due to a change in employee status and were issued. Of these units, 1,000 were paid in common stock and 1,000 were paid in cash. Additionally, during the fiscal year, previously issued restricted stock awards representing 50,000 shares of our common stock were forfeited due to the failure to achieve the performance criteria specified in the award agreement.

During 2021, restricted stock units representing 12,000 shares of our common stock were granted and are eligible to vest upon the filing of our Annual Report on Form 10-K for the year ended September 2022. These restricted stock units are payable in common stock.

During 2022, restricted stock units representing 15,000 shares of our common stock were granted and are eligible to vest upon the filing of our Annual Report on Form 10-K for the year ended September 2022. These restricted stock units are payable in common stock.

During 2022, restricted stock units and performance units representing 110,625 and 68,625 shares of our common stock were granted and are eligible to vest upon the filing of our Annual Report on Form 10-K for the year ended September 2023. These restricted stock units and performance units are payable pone-half in common stock and one-half in cash.

During 2022, restricted stock units and performance units representing 52,000 and 10,000 shares of our common stock were granted and are eligible to vest upon the filing of our Annual Report on Form 10-K for the year ended September 2024. These restricted stock units and performance units are payable one-half in common stock and one-half in cash. In addition, restricted stock units representing 59,000 shares were granted and are eligible to vest upon the filing of our Annual Report on Form 10-K for the year ended September 2024. These restricted stock units are payable in common stock.

As of September 2022, there was $4.7 million of total unrecognized compensation cost related to unvested restricted stock units and performance units under the 2020 Stock Plan. This cost is expected to be recognized over a period of 2.2 years.

The following table summarizes information about the unvested restricted stock units and performance units as of September 2022.

Restricted Stock Units/Performance Units	Number of Units	Average Market Price on Date of Grant	Vesting Date*
Fiscal Year 2022 Restricted Units	105,000	$21.04	November 2022
Fiscal Year 2023 Restricted Units	98,126	$30.07	November 2023
Fiscal Year 2023 Performance Units	61,124	$27.94	November 2023
Fiscal Year 2024 Restricted Units	111,000	$30.07	November 2024
Fiscal Year 2024 Performance Units	10,000	$30.15	November 2024
	385,250

* These awards are eligible to vest upon the filing of our Annual Report on Form 10-K for the applicable fiscal year, which is anticipated to be during the month and year indicated in this column.

Note 13—Business Segments

Our operations are managed and reported in two segments, Delta Group and Salt Life Group, which reflect the manner in which the business is managed, and results are reviewed by the Chief Executive Officer, who is our chief operating decision maker.

The Delta Group is comprised of the following business units, which are primarily focused on core activewear styles: DTG2Go and Delta Activewear.

DTG2Go a market leader in the on-demand, direct-to-garment digital print and fulfillment industry, bringing technology and innovation to the supply chains of our many customers.  Our ‘On-Demand DC’ digital solution provides retailers and brands with immediate access to utilize DTG2Go’s broad network of print and fulfillment facilities, while offering the scalability to integrate digital fulfillment within the customer's own distribution facilities. We use highly-automated factory processes and our proprietary software to deliver on-demand, digitally printed apparel direct to consumers on behalf of our customers. Via our eight fulfillment facilities throughout the United States, DTG2Go offers a robust digital supply chain, shipping custom graphic products within 24 to 48 hours to consumers in the United States and to over 100 countries worldwide. DTG2Go has made significant investments in its “digital-first” retail model providing digital graphic prints that meet the high-quality standards required for brands, retailers and intellectual property holders. In fiscal 2022, we continued to invest in our proprietary software, new digital print equipment, and research and development initiatives related to the setups, formulas and processes needed to serve our customers. Through integration with Delta Activewear, DTG2Go also services the eRetailer, ad-specialty, promotional and screen print marketplaces, among others.

Delta Activewear is a preferred supplier of activewear apparel to regional and global brands as well as direct to retail and wholesale markets. The Activewear business is organized around three key customer channels – Delta Direct, Global Brands, and Retail Direct – that are distinct in their go-to-market strategies and how their respective customer bases source their various apparel needs. Our Delta Direct channel services the screen print, promotional, and eRetailer markets as well as retail licensing customers that sell through to many mid-tier and mass market retailers. Delta Direct products include a broad portfolio of apparel and accessories under the Delta, Delta Platinum, and Soffe brands as well as sourced items from select third party brands. Our fashion basics line includes our Platinum Collection, which offers fresh, fashionable silhouettes with a luxurious look and feel, as well as versatile fleece offerings. We offer innovative apparel products, including the Delta Dri line of performance shirts built with moisture-wicking material to keep athletes dry and comfortable; ringspun garments with superior comfort, style and durability; and Delta Soft, a collection with an incredible feel and price. We also offer our heritage, mid- and heavier-weight Delta Pro Weight® and Magnum Weight® tee shirts.

The iconic Soffe brand offers activewear for spirit makers and record breakers and is widely known for the original "cheer short" with the signature roll-down waistband.  Soffe carries a wide range of activewear for the entire family.  Soffe's heritage is anchored in the military, and we continue to be a proud supplier to both active duty and veteran United States military personnel worldwide.  The Soffe men's assortment features the tagline "anchored in the military, grounded in training" and offers everything from physical training gear certified by the respective branches of the military, classic base layers that include the favored 3-pack tees, and the iconic "ranger panty." Complementing the Delta and Soffe brand apparel, we provide our customers with a broad range of product categories with nationally recognized branded products including polos, outerwear, headwear, bags and other accessories.  Our Soffe products are also available direct to consumers at www.soffe.com.

Our Global Brands channel serves as a key supply chain partner to large multi-national brands, major branded sportswear companies, trendy regional brands, and all branches of the United States armed forces, providing services ranging from custom product development to shipment of branded products with “retail-ready” value-added services including embellishment, hangtags, and ticketing.

Our Retail Direct channel serves brick and mortar and online retailers by providing our portfolio of Delta, Delta Platinum, and Soffe products directly to the retail locations and ecommerce fulfillment centers of a diversified customer base including sporting goods and outdoor retailers, specialty and resort shops, farm and fleet stores, department stores, and mid-tier retailers.

As a key element of the integrated Delta Group segment, each of Activewear’s primary channels offer a seamless solution for small-run decoration needs with on-demand digital print services, powered by DTG2Go.

The Salt Life Group is comprised of our Salt Life business, which is built on the authentic, aspirational Salt Life lifestyle brand that represents a passion for the ocean, the salt air, and, more importantly, a way of life and all it offers, from surfing, fishing, and diving to beach fun and sun-soaked relaxation. The Salt Life brand combines function and fashion with a tailored fit for the active lifestyles of those that “live the Salt Life.” With increased worldwide appeal, Salt Life has continued to provide the cotton graphic tees and logo decals that originally drove awareness for the brand, and expanded into performance apparel, swimwear, board shorts, sunglasses, bags, and accessories. In fiscal 2022, Salt Life grew its retail footprint to include 21 stores across the U.S. coastline from Southern California to Key West and up the eastern seaboard to Rehoboth Beach, Delaware. Consumers can also seamlessly experience the Salt Life brand through retail partners including surf shops, specialty stores, department stores, and outdoor merchants or by accessing our Salt Life ecommerce site at www.saltlife.com.

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

	Year Ended
	September 2022	September 2021
Segment net sales:
Delta Group	$424,799	$387,015
Salt Life Group	60,060	49,735
Total net sales	$484,859	$436,750

Segment operating income:
Delta Group	$38,045	$39,956
Salt Life Group	8,187	5,793
Total segment operating income	$46,232	$45,749

Purchases of property, plant and equipment:
Delta Group	$8,400	$5,115
Salt Life Group	3,978	471
Total purchases of property, plant and equipment	$12,378	$5,586

Depreciation and amortization:
Delta Group	$13,376	$12,133
Salt Life Group	1,656	1,621
Total depreciation and amortization	$15,032	$13,754

The following reconciles the segment operating income to the consolidated income before provision for income taxes (in thousands):

	Year Ended
	September 2022	September 2021
Segment operating income	$46,232	$45,749
Unallocated corporate expenses	14,451	13,038
Unallocated interest expense	7,732	6,844
Consolidated income before provision for income taxes	$24,049	$25,867

Our revenues include sales to domestic and foreign customers.  Foreign customers are composed of companies whose headquarters are located outside of the United States. Sales to foreign customers represented less than 1% of our consolidated net sales for both fiscal years 2022 and 2021.

Our total assets and equity investment by segment are as follows (in thousands):

	As of
	September 2022	September 2021
Total assets by segment:
Delta Group	$426,406	$366,518
Salt Life Group	90,580	63,184
Corporate	6,695	4,586
Total assets	$523,681	$434,288

Equity investment in joint venture:
Delta Group	$9,886	$10,433
Salt Life Group	—	—
Total equity investment in joint venture	$9,886	$10,433

We attribute our property, plant and equipment to a particular country based on the location of these assets.  Summarized financial information by geographic area is as follows (in thousands):

	As of
	September 2022	September 2021

United States	$54,200	$50,945

Honduras	13,366	12,247
El Salvador	5,381	3,253
Mexico	1,162	1,119
All foreign countries	19,909	16,619

Total property, plant and equipment, net	$74,109	$67,564

Note 14—Repurchase of Common Stock

Our Board of Directors has authorized management to use up to $60.0 million to repurchase stock in open market transactions under our Stock Repurchase Program. During 2022, we purchased 136,181 shares of our common stock for a total cost of $4.0 million. There were no purchases of our common stock during 2021. As of September 2022, we have purchased 3,735,114 shares of common stock for an aggregate of $56.4 million since the inception of the Stock Repurchase Program. All purchases were made at the discretion of management and pursuant to the safe harbor provisions of SEC Rule 10b-18. As of September 2022, $3.6 million remained available for future purchases under our Stock Repurchase Program, which does not have an expiration date.

Note 15—Commitments and Contingencies

(a) Litigation

At times, we are party to various legal claims, actions and complaints. We believe that, as a result of legal defense, insurance arrangements, and indemnification provisions with parties believed to be financially capable, such actions should not have a material adverse effect on our operations, financial condition, or liquidity.

(b) Purchase Contracts

We have entered into agreements, and have fixed prices, to purchase yarn, finished fabric, and finished apparel and headwear products. At September 2022, minimum payments under these contracts were as follows (in thousands):

Yarn	$23,677
Finished fabric	7,823
Finished products	31,580
$63,080

(c) Letters of Credit

As of September 2022, we had outstanding standby letters of credit totaling $0.4 million.

(d) Fair Value Measurements

From time to time, we may use interest rate swaps or other instruments to manage our interest rate exposure and reduce the impact of future interest rate changes.  These financial instruments are not used for trading or speculative purposes. The following financial instruments were outstanding as of September 2022:

	Effective Date	Notional Amount	LIBOR Rate	Maturity Date
Interest Rate Swap	July 25, 2018	$20 million	3.18%	July 25, 2023

From time to time, we may purchase cotton option contracts to economically hedge the risk related to market fluctuations in the cost of cotton used in our operations.  We do not receive hedge accounting treatment for these derivatives.  As such, the realized and unrealized gains and losses associated with them are recorded within cost of goods sold on the Consolidated Statement of Operations. No such cotton contracts were outstanding as of September 2022, or  September 2021.

ASC 820, Fair Value Measurements and Disclosures defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. Assets and liabilities measured at fair value are grouped in three levels. The levels prioritize the inputs used to measure the fair value of the assets or liabilities. These levels are:

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

The following financial liabilities are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements Using
Period Ended	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest Rate Swap
September 2022	$189	$—	$189	$—
September 2021	$(1,052)	$—	$(1,052)	$—

Contingent Consideration
September 2022	$—	$—	$—	$—
September 2021	$(1,897)	$—	$—	$(1,897)

The fair value of the interest rate swap agreements was derived from a discounted cash flow analysis based on the terms of the contract and the forward interest rate curves adjusted for our credit risk, which fall in Level 2 of the fair value hierarchy. At September 2022 and September 2021, book value for fixed rate debt approximates fair value based on quoted market prices for the same or similar issues or on the current rates offered to us for debt of the same remaining maturities (a Level 2 fair value measurement).

The following table summarizes the fair value and presentation in the Consolidated Balance Sheets for derivatives as of September 2022, and September 2021.

	September 2022	September 2021
Deferred tax asset	$(48)	$266
Other assets	189	—
Other liabilities	—	(1,052)
Accumulated other comprehensive gain (loss)	$141	$(786)

The DTG2Go acquisition purchase price consisted of additional payments contingent on the combined businesses' achievement of certain performance targets related to sales and earnings before interest, taxes, depreciation and amortization for the period from April 1, 2018, through September 29, 2018, as well as for fiscal years 2019, 2020, 2021 and 2022. At September 2022, no amount was accrued for contingent consideration related to the acquisition of DTG2Go, compared to the accrual of $1.9 million at September 2021.

Note 16—Subsequent Events

None.