Form 10-Q
period 2022-12-31
DELTA APPAREL, INC
filed 2023-02-07
CIK 1101396

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM
10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended
December 31, 2022
OR
☐
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934
For the transition period from

________

to ________
Commission File Number
1-15583
DELTA APPAREL, INC.
______________________________
(Exact name of registrant as specified in its charter)
Georgia
58-2508794
(State or Other Jurisdiction of (I.R.S. Employer
Incorporation or Organization) Identification No.)
2750 Premier Parkway
,
Suite 100
Duluth
,
Georgia
30097
(Address of principal executive offices) (Zip Code)

(
678
)
775-6900
______________________________
(Registrant’s telephone number, including area code)
______________________________
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

As of January 27, 2023,

there were outstanding
7,001,020

shares of the registrant’s

common stock, par value of $0.01

per share, which is the

only class of outstanding
common or voting stock of the registrant.

TABLE OF CONTENTS

Page
PART

I.
Financial Information

Item 1.
Financial Statements (unaudited):

Condensed Consolidated Balance Sheets — December 2022 and September 2022
3

Condensed Consolidated Statements of Operations — Three Months Ended December 2022 and December 2021
4

Condensed Consolidated Statements of Comprehensive (Loss) Income — Three Months Ended December 2022 and December 2021
5

Condensed Consolidated Statements of Shareholders' Equity — Three Months Ended December 2022 and December 2021
6

Condensed Consolidated Statements of Cash Flows — Three Months Ended December 2022 and December 2021
7

Notes to Condensed Consolidated Financial Statements (unaudited)
8
Note A—Basis of Presentation and Description of Business
8

Note B—Accounting Policies
8

Note C—New Accounting Standards
8

Note D—Revenue Recognition
9

Note E—Inventories
9

Note F—Debt
9

Note G—Selling, General and Administrative Expense
10

Note H—Stock-Based Compensation
10

Note I—Purchase Contracts
10

Note J—Business Segments
11

Note K—Income Taxes
12

Note L—Derivatives and Fair Value Measurements
12

Note M—Legal Proceedings
13

Note N—Repurchase of Common Stock
13

Note O—Goodwill and Intangible Assets
13

Note P—Subsequent Events
13

Item 2.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
15

Item 4.
Controls and Procedures
18

PART

II.
Other Information
18

Item 1.
Legal Proceedings
18

Item 1A.
Risk Factors
18

Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds
18

Item 5.
Other Information
18

Item 6.
Exhibits
18

Signatures

21

PART 1.

FINANCIAL INFORMATION

Item 1.

Financial Statements

Delta Apparel, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

(Amounts in thousands, except share amounts and per share data)
(Unaudited)

December 2022 September 2022
Assets
Cash and cash equivalents $
327
$
300
Accounts receivable, less allowances of $
63

and $
109
, respectively
57,755
68,215
Other receivables
2,396
1,402
Income tax receivable
1,363
1,969
Inventories, net
258,891
248,538
Prepaid expenses and other current assets
4,114
2,755
Total current assets
324,846
323,179
Property, plant and equipment, net of accumulated depreciation of $
111,194

and $
108,565
, respectively
72,771
74,109
Goodwill 37,897 37,897
Intangibles, net
23,427
24,026
Deferred income taxes
1,342
1,342
Operating lease assets
49,313
50,275
Equity method investment
9,045
9,886
Other assets
2,800
2,967
Total assets $
521,441
$
523,681
Liabilities and Equity
Liabilities:
Accounts payable $
79,844
$
83,553
Accrued expenses
20,808
27,414
Income taxes payable
321
379
Current portion of finance leases
8,603
8,163
Current portion of operating leases
8,585
8,876
Current portion of long-term debt
9,514
9,176
Total current liabilities
127,675
137,561
Long-term income taxes payable
2,841
2,841
Long-term finance leases
18,465
16,776
Long-term operating leases
42,015
42,721
Long-term debt
148,899
136,750
Deferred income taxes
2,232
4,310
Total liabilities $
342,127
$
340,959
Shareholder's equity:
Preferred stock - $
0.01

par value,
2,000,000

shares authorized, none issued and outstanding
- -
Common stock $
0.01

par value,
15,000,000

authorized,
9,646,972

shares issued, and
7,001,020

and
6,915,663
shares outstanding as of December 2022 and September

2022, respectively
96
96
Additional paid-in capital
60,559
61,961
Retained earnings
163,035
166,600
Accumulated other comprehensive income
210
141
Treasury stock -
2,645,952

and
2,731,309

shares as of December 2022 and September 2022,

respectively
(43,896)
(45,420)
Equity attributable to Delta Apparel, Inc.
180,004
183,378
Equity attributable to non-controlling interest
(690)
(656)
Total equity
179,314
182,722
Total liabilities and equity $
521,441
$
523,681

See accompanying Notes to Condensed Consolidated Financial

Statements.

Delta Apparel, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations

(Amounts in thousands, except per share data)
(Unaudited)

Three Months Ended
December 2022 December 2021
Net sales $
107,295
$
110,746
Cost of goods sold
93,672
87,743
Gross profit
13,623
23,003
Selling, general and administrative expenses
18,870
17,482
Other (income), net
(2,621)
(395)
Operating (loss) income
(2,626)
5,916
Interest expense, net
2,890
1,598
(Loss) earnings before provision for income taxes
(5,516)
4,318
(Benefit from) provision for income taxes
(1,917)
648
Consolidated net (loss) earnings
(3,599)
3,670
Net (loss) income attributable to non-controlling interest
(34)
25
Net (loss) earnings attributable to shareholders $
(3,565)
$
3,645

Basic (loss) income per share $
(0.51)
$
0.52
Diluted (loss) income per share $
(0.51)
$
0.51

Weighted average number of shares outstanding
6,954
6,999
Dilutive effect of stock awards -
86
Weighted average number of shares assuming dilution
6,954
7,085

See accompanying Notes to Condensed Consolidated Financial

Statements.

Delta Apparel, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive (Loss) Income
(Amounts in thousands)
(Unaudited)

Three Months Ended
December 2022 December 2021
Net (loss) income attributable to shareholders $
(3,565)
$
3,645
Other comprehensive income related to unrealized gain

on derivatives, net of income tax
69
212
Consolidated comprehensive (loss) income $
(3,496)
$
3,857

See accompanying Notes to Condensed Consolidated Financial

Statements.

Delta Apparel, Inc. and Subsidiaries
Condensed Consolidated Statements of Shareholders’ Equity
(Amounts in thousands, except share amounts)
(Unaudited)

Accumulated
Additional Other Non-
Common Stock Paid-In Retained Comprehensive Treasury Stock Controlling
Shares Amount Capital Earnings Income Shares Amount Interest Total
Balance as of
September 2022
9,646,972
$
96
$
61,961
$
166,600
$
141
2,731,309
$
(45,420)
$
(656)
$
182,722
Net loss - - -
(3,565)
- - - -
(3,565)
Other comprehensive
income
- - - -
69
- - -
69
Net loss attributable to
non-controlling
interest
- - - - - - -
(34)
(34)
Purchase of common
stock
- - - - - - - - -
Vested stock awards - -
(2,067)
- -
(85,357)
1,524
-
(543)
Stock based
compensation
- -
665
- - - - -
665
Balance as of
December 2022
9,646,972 $
96
$
60,559
$
163,035
$
210
2,645,952
$
(43,896)
$
(690)
$
179,314

Accumulated
Additional Other Non-
Common Stock Paid-In Retained Comprehensive Treasury Stock Controlling
Shares Amount Capital Earnings (Loss) Shares Amount Interest Total
Balance as of
September 2021
9,646,972
$
96
$
60,831
$
146,860
$
(786)
2,672,312
$
(42,149)
$
(658)
$
164,194
Net income - - -
3,645
- - - -
3,645
Other comprehensive
income
- - - -
212
- - -
212
Net income attributable
to non-controlling
interest
- - - - - - -
25
25
Purchase of common
stock
- - - - -
74,232
(2,143)
-
(2,143)
Vested stock awards - -
(1,766)
- -
(76,460)
674
-
(1,092)
Stock based
compensation
- -
140
- - - - -
140
Balance as of December
2021
9,646,972
$
96
$
59,205
$
150,505
$
(574)
2,670,084
$
(43,618)
$
(633)
$
164,981

See accompanying Notes to Condensed Consolidated Financial

Statements.

Delta Apparel, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

Three Months Ended
December 2022 December 2021
Operating activities:
Consolidated net (loss) earnings $
(3,599)
$
3,670
Adjustments to reconcile net (loss) earnings to net cash

used in operating activities:
Depreciation and amortization
3,844
3,629
Amortization of deferred financing fees
84
81
(Benefit from) provision for deferred income taxes
(2,101)
754
Change in inventory market reserves
163
851
Non-cash stock compensation
665
140
Gain on disposal of equipment
58
2
Other, net
(89)
(390)
Changes in operating assets and liabilities: - -
Accounts receivable
9,466
1,993
Inventories, net
(10,516)
(22,206)
Prepaid expenses and other current assets
(1,443)
(1,449)
Other non-current assets
1,188
699
Accounts payable
(3,723)
7,584
Accrued expenses
(5,030)
(7,572)
Net operating lease liabilities
(35)
206
Income taxes
(854)
(140)
Other liabilities -
(1,050)
Net cash used in operating activities
(11,922)
(13,198)
Investing activities:
Purchases of property and equipment, net
(2,081)
(1,822)
Proceeds from equipment under finance leases
4,417
-
Cash paid for intangible asset -
(51)
Cash paid for business -
(583)
Net cash provided by (used in) investing activities
2,336
(2,456)
Financing activities:
Proceeds from long-term debt
133,918
138,543
Repayment of long-term debt
(121,431)
(121,293)
Repayment of capital financing
(2,332)
(1,783)
Repurchase of common stock -
(1,718)
Payment of withholding taxes on stock awards
(542)
(1,092)
Net cash provided by financing activities
9,613
12,657
Net increase (decrease) in cash and cash equivalents
27
(2,997)
Cash and cash equivalents at beginning of period
300
9,376
Cash and cash equivalents at end of period $
327
$
6,379
Supplemental cash flow information
Finance lease assets exchanged for finance lease liabilities $
4,461
$
20
Operating lease assets exchanged for operating lease liabilities $
1,807
$
1,401

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
8,500

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

our strengths in providing

activewear and lifestyle
apparel products to a broad and evolving customer base whose shopping preferences may span multiple retail channels.

We design and internally manufacture the majority

of our products, with more

than 90% of the apparel

units that we sell sewn

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

Our common stock trades on the NYSE

American under the
symbol “DLA."

We operate on a

52-53 week

fiscal year

ending on

the Saturday

closest to

September 30.

Our 2023 fiscal

year is

a 52-week

year and

will end

on September

30, 2023 ("fiscal
2023"). Accordingly, this Quarterly Report on Form 10-Q presents our results for our first quarter of fiscal 2023. Our 2022 fiscal year was a 52-week year and ended on
October 1, 2022 ("fiscal 2022").

For presentation purposes herein, all references to period

ended relate to the following fiscal years and dates:

Period Ended Fiscal Year Date Ended
December 2021 Fiscal 2022 January 1, 2022
March 2022 Fiscal 2022 April 2, 2022
June 2022 Fiscal 2022 July 2, 2022
September 2022 Fiscal 2022 October 1, 2022
December 2022 Fiscal 2023 December 31, 2022

We prepared the accompanying interim Condensed Consolidated

Financial Statements in accordance

with the instructions for Form

10-Q and Article 10 of Regulation S-
X. Accordingly, they do not include all of

the information and footnotes required

by U.S. generally accepted accounting

principles ("U.S. GAAP") for complete

financial
statements.

We

believe

these

Condensed

Consolidated

Financial

Statements include

all

normal

recurring

adjustments considered

necessary

for

a

fair

presentation.
Operating results for the three months ended December 2022 are not necessarily indicative of the results that may be expected for our fiscal 2023. Although our various product lines are

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

2023 may not be indicative

of the distribution in future

years. These
Condensed Consolidated Financial Statements should be

read in conjunction with the

audited Consolidated Financial Statements and

footnotes included in our Annual
Report on Form 10-K for our fiscal 2022, filed with the United

States Securities and Exchange Commission (“SEC”).

Our Condensed Consolidated Financial Statements include the accounts of Delta

Apparel and its wholly-owned and majority-owned domestic and foreign subsidiaries.
We apply the equity method of accounting for our investment

in
31
% of the outstanding capital stock

of a Honduran company. During the three months ended December
2022 and December 2021, we received dividends

from this investment of $
0.9

million and $
0.6

million, respectively. Our Ceiba Textiles manufacturing facility is leased under

an

operating

lease

arrangement with

this

Honduran

company.

During

the

three

months

ended

December

2022

and

December

2021, we

paid

approximately
$
0.4

million under this arrangement.

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

Report on Form 10-K for our fiscal 2022, filed with

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

Note D—Revenue Recognition

Our Condensed Consolidated Statements of Operations

include revenue streams from retail sales

at our branded retail stores; direct-to-consumer

ecommerce sales on our
consumer-facing websites; and sales from wholesale channels, which includes our business-to-business ecommerce sales and sales in our DTG2Go business.

The table
below identifies the amount and percentage of net sales

by distribution channel (in thousands):

Three Months Ended
December 2022 December 2021
Retail $
3,455
3
% $
2,903
3
%
Direct-to-consumer ecommerce
1,509
2
%
1,345
1
%
Wholesale
102,331
95
%
106,498
96
%
Net sales $
107,295
100
% $
110,746
100
%

The table below provides net sales by reportable segment and the percentage of net sales by distribution channel for

each reportable segment (in thousands):

Three Months Ended December 2022
Net Sales Retail
Direct-to-consumer
ecommerce Wholesale
Delta Group $
97,010
0.1
%
0.2
%
99.7
%
Salt Life Group
10,285
33.0
%
12.7
%
54.3
%
Total $
107,295

Three Months Ended December 2021
Net Sales Retail
Direct-to-consumer
ecommerce Wholesale
Delta Group $
101,921
0.2
%
0.3
%
99.5
%
Salt Life Group
8,825
30.4
%
12.0
%
57.6
%
Total $
110,746

Note E—Inventories

Inventories, net of reserves of $
17.8

million and $
17.7

million as of December 2022 and September 2022, respectively, consisted of the following (in thousands):

December 2022 September 2022
Raw materials $
22,166
$
22,603
Work in process
20,352
23,501
Finished goods
216,373
202,434
$
258,891
$
248,538

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
1.0

(previously
1.1
).

The Amended Credit Agreement allows us to borrow

up to $
170

million (subject to borrowing base limitations), including

a maximum of $
25

million in letters of credit.
Provided that no event of default exists,

we have the option to increase the

maximum credit to $
200

million (subject to borrowing base limitations),

conditioned upon the
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

As of December 2022, we had

$
142.3

million outstanding under our U.S. revolving credit facility at an average interest rate of
6.7
%. Our cash on hand combined with
the availability under the

U.S. credit facility totaled $
27.2

million. At December 2022 and September 2022, there was $
23.1

million and $
24.9

million, respectively, of
retained earnings free of restrictions to make cash dividends or stock repurchases.
See Note P—Subsequent Events for a discussion of the Eighth and Ninth Amendments to the Fifth Amended and Restated Credit Agreement entered into on January 3,
2023, and February 3, 2023, respectively.

Honduran Debt

Since March 2011, we have

entered into term loans and a

revolving credit facility with Banco Ficohsa, a

Honduran bank, to finance investments in both

the operations
and capital expansion of our

Honduran facilities. In December 2020, we

entered into a new term

loan and revolving credit facility with

Banco Ficohsa, both with
five -
year terms, and

simultaneously settled

the prior term

loans and revolving

credit facility with

outstanding balances

at the time

of settlement of

$
1.1

million and

$
9.5

million,
respectively. Additionally, in May 2022, we entered

into a new term

loan with a
five
-year term with a

principal amount of $
3.7

million. These loans are

secured by a first-
priority lien on the assets of our Honduran operations and are not guaranteed by our U.S. entities.

These loans are denominated in U.S. dollars, and the carrying value of the debt approximates its fair value. As the revolving

credit facility permits us to re-borrow funds up

to the amount repaid, subject to certain

objective covenants, and we
intend to re-borrow funds, subject to those covenants,

the amounts borrowed are classified as long-term debt.

El Salvador Debt
In September 2022, we entered into

a new term loan with

a
five
-year term with a principal amount of

$
3.0

million with Banco Ficohsa, a Panamanian

bank, to finance
investments in our

El Salvador operations.

This loan is secured

by a first-priority lien

on the assets

of our El Salvador

operations and is

not guaranteed by

our U.S. entities.
The loan is

denominated in U.S.

dollars, and the

carrying value of

the debt approximates

its fair value.

Information about this

loan and

the outstanding balance

as of
December 2022 is listed as part of the long-term debt schedule above.
Additional information about these loans and the outstanding balances as of December 2022 is as follows (in thousands):

December 2022
Revolving credit facility with Banco Ficohsa, a Honduran bank,

interest at
7.25
%, due August 2025 $
3,083
Term loan with Banco Ficohsa, a Honduran bank, interest at
7.5
%, quarterly installments which began September 2021 and

are due through
December 2025
6,086
Term loan with Banco Ficohsa, a Honduran bank, interest at
7.5
%, quarterly installments beginning March 2023 through May

2027
3,656
Term loan with Banco Ficohsa, a Panamanian bank, interest at the prevailing market rate within the Panamanian Banking Market, monthly
installments which began October 2022 and are due through

August 2027
2,878

Note G—Selling, General and Administrative Expense

We include in selling, general and administrative ("SG&A") expenses the costs incurred subsequent to the receipt of finished goods at our distribution facilities, such as the cost of stocking,

warehousing, picking, packing,

and shipping goods for

delivery to our customers.

Distribution costs included in

SG&A expenses totaled

$
5.4

million
and $
5.5

million for the December 2022 and December 2021 quarters, respectively. In addition, SG&A expenses include costs related to sales associates, administrative personnel, advertising and marketing expenses, retail store

build-outs, and other general and administrative expenses.
Note H—Stock-Based Compensation

On February 6, 2020, our shareholders approved the Delta Apparel, Inc. 2020 Stock Plan ("2020

Stock Plan") to replace the 2010 Stock Plan,

which was previously re-
approved by our shareholders on February 4, 2015,

and was scheduled to expire by its terms

on September 14, 2020. The 2020 Stock Plan is substantially

similar in both
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

cash awards. Unvested awards, while
employed by the Company or serving as a director, become fully vested under certain circumstances as defined in the 2020 Stock

Plan. Such circumstances include, but
are not limited to, the

participant’s death or disability. The Compensation Committee is authorized to establish the

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

Compensation expense is

recorded within SG&A

in our

Condensed Consolidated Statements

of Operations

over the

vesting periods.

During the

December 2022 and
December 2021 quarters,

we recognized $
0.5

million and $
0.4

million in stock-based

compensation expense, respectively.

Associated with this

compensation cost are
income tax benefits recognized of $
0.2

million and $
0.1

million, respectively, for each of the three-month periods ended December 2022 and

December 2021.

During the December 2022 quarter, restricted stock

units representing
105,000

shares of our common stock

vested with the filing of

our Annual Report on Form

10-K for
fiscal 2022 and were issued in accordance with their respective agreements. Of these vested awards, all were payable in

common stock.

During the

December 2022 quarter,

performance stock units

and restricted stock

units representing 5,000

and 18,000

shares of our

common stock, respectively,

were
forfeited.
As of December

2022, there was $
3.3

million of total

unrecognized compensation cost

related to unvested

awards granted under

the 2020 Stock

Plan. This cost

is expected
to be recognized over a period of
1.9

years.
Note I—Purchase Contracts

We

have entered into agreements,

and have fixed

prices, to purchase yarn,

finished fabric, and finished

apparel and headwear products.

At December 2022, minimum
payments under these contracts were as follows (in thousands):

Yarn $
22,294
Finished fabric
4,435
Finished products
9,517
$
36,246

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

DTG2Go is a

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

Via our multi-facility fulfillment footprint across
the United States, DTG2Go offers

a robust digital supply chain

shipping custom graphic products

within 24 to 48 hours

to consumers in the United

States and to over

100
countries worldwide. DTG2Go has made significant investments in its “digital first” retail model providing digital graphic prints that meet the high-quality standards of brands, retailers and intellectual property holders.

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

military personnel worldwide.

The Soffe men's assortment

features the tagline

"anchored in the military, grounded

in training" and

offers everything
from physical training

gear certified by

the respective branches of

the military,

classic base layers

that include the

favored 3-pack tees,

and the iconic

"ranger panty."
Complementing the Delta and Soffe

brand apparel, we offer

customers a broad range of

nationally recognized branded products including polos,

outerwear, headwear,
bags and other accessories. Our Soffe products are also available direct to consumers at
www.soffe.com
.

Our Global

Brands channel

serves as a

key supply chain

partner to

large multi-national

brands, major branded

sportswear companies, trendy

regional brands, and

all
branches of the United States armed forces,

providing services ranging from custom product development

to the shipment of branded products with “retail-ready”

value-
added services including embellishment, hangtags, and

ticketing.

Our Retail Direct

channel serves brick

and mortar and

online retailers by

providing our portfolio

of Delta, Delta

Platinum, and

Soffe products directly

to the retail

locations
and

ecommerce fulfillment

centers of

a

diversified customer

base including

sporting goods

and

outdoor retailers,

specialty and

resort shops,

farm and

fleet

stores,
department stores, and

mid-tier and mass

retailers. As a

key element of

the integrated Delta

Group segment, each

of Activewear’s

primary channels offer

a seamless
solution for replenishment strategies, small-run decoration

needs, and quick reaction programs with on-demand digital

print services, powered by DTG2Go.

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
www.saltlife.com
.

Our Chief Operating Decision Maker and management evaluate performance and allocate resources based on profit or loss from operations before interest, income taxes
and special charges ("segment operating earnings").

Our segment operating earnings may not be

comparable to similarly titled measures used

by other companies. The
accounting policies

of our

reportable segments

are the

same as

those described

in Note

2 in

our Annual

Report on

Form 10-K

for fiscal

2022, filed

with the

SEC.
Intercompany transfers

between operating

segments are

transacted

at

cost and

have been

eliminated within

the

segment amounts

shown in

the

following table

(in
thousands).

Three Months Ended
December 2022 December 2021
Segment net sales:
Delta Group $
97,010
$
101,921
Salt Life Group
10,285
8,825
Total net sales $
107,295
$
110,746
Segment operating earnings:
Delta Group

$
123
$
8,438
Salt Life Group
218
156
Total segment operating earnings $
341
$
8,594

The following table reconciles the segment operating earnings to the consolidated (loss) income before provision for income taxes (in thousands):

Three Months Ended
December 2022 December 2021
Segment operating earnings $
341
$
8,594
Unallocated corporate expenses
2,967
2,678
Unallocated interest expense
2,890
1,598
Consolidated (loss) income before provision for income taxes $
(5,516)
$
4,318

Note K—Income Taxes

The Tax

Cuts and Jobs

Act of 2017

(the “2017 Tax

Legislation”) enacted on December 22,

2017, significantly revised the

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

GILTI and Section

163(j). In addition, we have elected to account

for the tax on GILTI

as a period cost and, therefore, do

not
record deferred taxes related to GILTI on our foreign subsidiaries.

Our effective income tax rate on operations for the three-months ended December 2022 was
35.0
% compared to a rate of
15.1
% in the same period of the prior year, and
an effective rate of
17.9
% for fiscal 2022. We

generally benefit from having income in

foreign jurisdictions that are either exempt

from income taxes or have tax

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

not used

for trading

or speculative purposes.

We

have designated

our interest

rate swap

contracts as

cash flow

hedges of

our future

interest
payments. As a result, the gains

and losses on the swap contracts

are reported as a component

of other comprehensive income and are

reclassified into interest expense as
the related interest payments

are made. As of December

2022, all of our other

comprehensive income was attributable

to shareholders; none related to

the non-controlling
interest.

Outstanding instruments as of December 2022 are as follows:

Effective Date Notional Amount
Fixed LIBOR

Rate Maturity Date
Interest Rate Swap
July 25, 2018
$
20.0

million

3.18%

July 25, 2023

The following table summarizes the fair value and presentation in the Condensed Consolidated

Balance Sheets for derivatives related to our interest swap agreements as of December 2022 and September 2022 (in thousands):

December 2022 September 2022
Deferred tax assets $
(70)
$
(48)
Other non-current liabilities
280
189
Accumulated other comprehensive loss $
210
$
141

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

2022 and September 2022.

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

Other Significant
for Observable Unobservable
Identical Assets Inputs Inputs
Period Ended Total (Level 1) (Level 2) (Level 3)
Interest Rate Swaps
December 2022 $
280
- $
280
-
September 2022 $
189
- $
189
-

The fair value

of the interest rate

swap agreements was

derived from a discounted

cash flow analysis

based on the

terms of the contract

and the forward

interest rate curves
adjusted for our credit

risk, which fall in

Level 2 of the

fair value hierarchy.

At December 2022 and September 2022,

book value for fixed rate

debt approximated

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

$
60.0

million to repurchase stock

in open market

transactions under our Stock
Repurchase

Program. We

did
no
t

purchase

any

shares

of

our

common

stock

during

the

December

2022

quarter.

Through

December

2022, we

have

purchased
3,735,114

shares of

our common

stock for

an aggregate

of $
56.4

million under

our Stock

Repurchase Program

since its

inception. All

purchases were

made at

the discretion
of management and pursuant

to the safe harbor provisions

of SEC Rule 10b-18.

As of December 2022, $
3.6

million remained available for future

purchases under our
Stock Repurchase Program, which does not have an expiration

date.
Note O—Goodwill and Intangible Assets

Components of intangible assets consist of the following

(in thousands):

December 2022 September 2022
Accumulated Net Accumulated
Net

Economic
Cost Amortization Value Cost Amortization

Value
Life
Goodwill $
37,897
$ - $
37,897
$
37,897
$ - $
37,897
N/A
Intangibles:
Tradename/trademarks $
16,000
$
(4,984)
$
11,016
$
16,000
$
(4,851)
$
11,149
20

–
30

yrs
Customer relationships
7,400
(3,398)
4,002
7,400
(3,213)
4,187
20

yrs
Technology
10,083
(2,834)
7,249
10,083
(2,610)
7,473
10

yrs
License agreements
2,100
(966)
1,134
2,100
(940)
1,160
15

–
30

yrs
Non-compete

agreements
1,657
(1,631)
26
1,657
(1,600)
57
4

–
8.5

yrs
Total intangibles $
37,240
$
(13,813)
$
23,427
$
37,240
$
(13,214)
$
24,026

Goodwill represents the acquired goodwill net of

the $
0.6

million impairment losses recorded in fiscal year

2011. As of December 2022, the Delta Group segment assets
include $
18.0

million of goodwill, and the Salt Life Group segment assets

include $
19.9

million.

Depending on the type

of intangible asset, amortization is

recorded under cost of goods

sold or selling, general and

administrative expenses. Amortization expense for
intangible

assets

for

the

December

2022

and

December

2021

quarters

was

$
0.6

million

and

$
0.6

million,

respectively.

Amortization

expense

is

estimated

to

be
approximately $
1.4

million for the year ended September 2023,

approximately $
1.4

million for the year ended September 2024,

and approximately $
1.4

million for the
years ended September 2025, 2026, and 2027.
Note P—Subsequent Events

On January 3, 2023, Delta Apparel, Inc. and its

subsidiaries, M.J. Soffe, LLC, Culver City Clothing Company (f/k/a Junkfood Clothing Company), Salt Life,

LLC, and
DTG2Go, LLC (f/k/a Art

Gun, LLC) (collectively, the “Borrowers”)

entered into an Eighth

Amendment to the Fifth

Amended and Restated Credit

Agreement with Wells
Fargo Bank (the

“Agent”) and

the other lenders

set forth therein

(the “Eighth

Amendment”). The Eighth

Amendment essentially

clarifies the Amended

Credit Agreement’s
provisions regarding the inclusion of eligible in-transit inventory in the borrowing base and amends the definition of Increased Reporting Event to include 12.5% of the lesser of the borrowing base and the maximum revolver

amount as opposed to 12.5% of the line cap.

On February 3, 2023, the

Borrowers entered into a Ninth

Amendment to the Fifth

Amended and Restated Credit

Agreement with the Agent and

the other lenders set forth
therein (the “Ninth Amendment”). The Ninth Amendment adds an Accommodation Period beginning on the amendment date and continuing through the date following
September 30, 2023, upon which Borrowers satisfy minimum availability thresholds and during which: (i)

the minimum borrowing availability thresholds applicable to
the Amended Credit

Agreement are (a)

through (and including)

April 1, 2023,

$
7,500,000
, (b) on

and after April

2, 2023 through

(and including) June

4, 2023, $
9,000,000
,
(c) on and after June 5, 2023, through

the date following September 30, 2023,

upon which Borrowers satisfy minimum availability

thresholds, $
10,000,000
; and (d) at all

times thereafter, $ 0
; (ii) the Fixed

Charge Coverage Ratio (“FCCR”)

covenant is suspended;

(iii) Borrowers must

maintain specified minimum

EBITDA levels for

trailing
three-month periods starting March 4, 2023; (iv) the Applicable Margin with respect to loans under the Amended Credit Agreement is increased by
50

basis points; and
(v) a Cash Dominion

Trigger Event occurs if

availability is less

than $
2,000,000
.

The Ninth Amendment

also, among other

things, (i) amends

the FILO maximum

amount
calculation by reloading
5
% of eligible accounts receivable (capped at $
3,000,000
) and deferring the applicable amortization schedules to August 1, 2023; (ii) defers the
monthly amortization payments for

real estate, machinery

and equipment, and intellectual

property assets to August

1, 2023; (iii) requires weekly

reporting of availability
through the date following

September

30, 2023, upon which

Borrowers satisfy minimum availability thresholds;

and (iv) prohibits certain

restricted payments through
the date following September 30, 2023, upon which Borrowers

satisfy minimum availability thresholds.

The foregoing summary of the Eighth and Ninth Amendments and the transactions contemplated thereby does not purport to be complete and is qualified in its entirety
by reference to the text of the

Eighth and Ninth Amendments, which are filed herewith as

Exhibits 10.1 and 10.2 to this

Quarterly Report on Form 10-Q and which are
incorporated herein by reference.

We

expect the Eighth

and Ninth Amendments will

enhance our borrowing base

and allow us to

access more of our

availability under the Amended

Credit Agreement
while easing the financial covenant restrictions for the remainder of fiscal 2023.

See Part II, Item 5. Other Information for additional

detail regarding the Ninth Amendment.

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
●
changes in economic, political or social stability at

our offshore locations or in areas in which we, or our suppliers or vendors, operate;
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
●
negative publicity

resulting from violations

of manufacturing standards

or labor

laws or

unethical business practices

by our

suppliers or independent
contractors;
● the inability of suppliers or other third-parties, including those providing key equipment, transportation, and other services, to perform their obligations or fulfill the terms of their contracts with us;
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
A detailed discussion

of significant risk

factors that have

the potential to

cause actual results

to differ materially

from our expectations is

set forth in

Part 1 under

the
subheading "Risk Factors" in our

Annual Report on Form 10-K

for fiscal 2022, filed with

the SEC. Any forward-looking statements

in this Quarterly Report on

Form 10-
Q do not purport to be predictions

of future events or circumstances and

may not be realized. Further, any forward-looking

statements are made only as

of the date of this
Quarterly Report on Form 10-Q, and we do not undertake to

publicly update or revise the forward-looking statements,

except as required by the federal securities law.

Business Outlook

We were pleased to start our 2023 fiscal year

with double-digit sales growth across

four of our five go-to-market

channels, including record sales

and almost 20% growth
in our DTG2Go

digital print channel

as well as

record sales

and 17% growth

in our Salt

Life lifestyle

brand channel.

Our topline performance

this quarter

further illustrates
the resiliency of our multi-pronged business

model, which allowed us to overcome

the soft demand for basic

tees impacting the mass retail supply

chain and our Delta
Direct channel for the last several quarters.

The

milestone

sales

in

our

Delta

Group

segment’s

DTG2Go

channel

highlight the

market’s

growing

interest in

our

digital

print

and

fulfillment

strategies and

its
appreciation for the reduced working capital

investment; lower inventory risk; faster order-to-porch

cycle; replenishment and quick activation

capability; unlimited color
and design choice; and other

benefits they provide. DTG2Go continues

to effectively leverage two very

unique advantages that differentiate

it in the market

– a multi-
facility footprint facilitating one-to-two day shipping speed to 99% of United States consumers and priority access to our Delta Direct channel’s low-cost vertical blank
tee and

fleece supply.

DTG2Go’s “Digital

First” strategy continues

to generate substantial

new customer demand

and we are

encouraged with the

productivity gains
achieved on the new technology. Further improvements in

machine efficiency, quality and production rates are

necessary for us to realize our long-term

objectives in this
business.

Our Delta Group segment’s Global Brands channel delivered double-digit sales growth for the quarter and continues to add value to the supply chains of multi-national, regional and major sportswear brands and the United States armed forces as a preferred supplier of custom decorated products. We also achieved double-digit growth in our Delta

Group segment’s

Retail Direct

channel where

we provide

decorated and

“retail ready”

products directly

to the

brick and

mortar locations

and eCommerce
fulfillment centers of sporting goods and outdoor retailers,

farm and fleet stores, department stores, and mid-tier

and mass retailers.

The growth in our

Global Brands and

Retail Direct channels was

accelerated by new

business resulting from

the Activewear industry’s burgeoning emphasis

on nearshore
sourcing strategies like those offered

by our vertical platform in

Central America coupled with our

ability to meet the service

and compliance requirements of the

world’s
leading brands and

retailers.

We expect

the focus on

U.S. proximity sourcing strategies

to continue and believe

that both of

these channels are positioned

to generate
growth opportunities across our Delta Group segment over

time.
As expected, our Delta Group segment’s

results for the quarter were impacted by

the reduced demand in the mass retail

supply chain and the associated manufacturing
shutdowns that we, like many

across the industry,

initiated to recalibrate output as

well as elevated raw material, energy

and labor costs.

Although the price of cotton,
one of our key raw materials, has moderated from last year’s notable highs, that high-cost cotton continues to flow through our cost of sales due to production cadences and pressures margins accordingly.

We expect to cycle through most of that higher-priced cotton in our second quarter and begin to see the benefit of lower input costs in our results as

we progress through the

second half of our

fiscal year. We

will continue to leverage

the flexibility of our

vertical manufacturing strategy until we

see
better equilibrium between inventories and demand and also focus on opportunities in higher margin areas of our Delta Direct channel outside

of the mass retail supply
ecosystem.

The momentum in our Salt Life Group segment continues with this quarter’s record sales and excellent bottom line performance as it moves into its traditionally strong
Spring selling season. The

escalating growth across

Salt Life’s direct-to-consumer retail

and eCommerce channels

should continue as

it expands its brick

and mortar retail
and digital footprints to

keep pace with the

brand’s consumer base

stretching across the country.

Salt Life is targeting

six to eight new

store openings this fiscal

year,
including debut locations

in New

Jersey and Virginia,

bringing its total

store count to

approximately 30 locations

across nine states

spanning the U.S.

coastline from
California to Florida to New Jersey.

Salt Life’s consumer

eCommerce site,

www.saltlife.com, now ships

to all

50 states,

including significant

order flows

to states outside

of the brand’s

traditional southeastern
base, and its wholesale business also continues to expand.

There are now approximately 1,800 customer retail doors across 48 states and foreign countries offering Salt
Life products.

We continue to see a tremendous runway for growth for the Salt Life brand across the United

States and internationally.

Looking ahead, we

will further rely on

the versatility of

our multiple go-to-market

strategies and focus on

organic growth through

both new customer

acquisition and
expansion of existing relationships. We see outstanding opportunities deriving from our investments in DTG2Go’s digital technology platform and Salt Life’s authentic
lifestyle brand

positioning. Moreover,

we are

now seeing

some welcome

cost stabilization

in our

Delta Group

segment and

expect these

trends to

positively impact
profitability as we progress

throughout the year.

Along the way,

we will continue to

prudently manage our working capital

and expenses while pursuing

opportunities
generated by our diversified business model.
Results of Operations

Financial results included herein have been presented on a generally accepted accounting principles ("GAAP") basis.

Net sales were $107.3 million in the first quarter of fiscal

2023, a decrease of 3.1% compared to the prior year first quarter net sales of $110.7 million.

Net sales in the Delta Group segment declined 4.8% to $97.0 million in the first quarter of fiscal 2023 compared to $101.9 million in the prior year first quarter.
We saw record first quarter sales in our DTG2Go business and growth in our Global Brands and Retail Direct

channels, offset by diminished demand in the mass
retail supply chain driving reduced sales in our Delta Direct channel.

The Salt Life Group segment first

quarter fiscal 2023 revenue grew

16.5% to $10.3 million compared to

$8.8 million in the prior year

first quarter. The segment’s
record first quarter sales were driven by growth in both direct-to-consumer and wholesale channels.

Gross margins were 12.7% for the first quarter of fiscal 2023, declining

810 basis points from the prior year first quarter gross margin of 20.8%.

The Delta Group segment gross margins were 8.0%

for the first quarter of fiscal

2023, a decline of 100 basis points

from the prior year first quarter

margins of
18.0%. Gross margins were primarily impacted

by higher inventory costs from inflationary

raw material and other input pricing

in fiscal 2022 flowing through
sales during the quarter, in addition to $3.4 million in plant curtailment costs.

The Salt Life Group segment gross margins improved to 57.0% in the first quarter of fiscal 2023, an improvement of 370 basis points compared to 53.3% in the prior year first quarter resulting from a favorable mix

of sales, including increased Salt Life branded retail store and ecommerce sales.

Selling, general, and administrative expenses ("SG&A") were $18.9 million in the first quarter of fiscal 2023, or 17.6% of sales, compared to $17.5 million,

or 15.8% of
sales, in the prior year first quarter.

The increase in SG&A expenses of $1.3 million compared to the prior year first quarter was primarily driven by higher selling costs
driven by our expanded Salt Life retail footprint, in addition to increased distribution and administrative costs.

Other income for the 2023 and 2022 first fiscal quarters includes profits related to our Green Valley Industrial Park equity method investment. Additionally, in the first quarter of fiscal 2023, we recognized a discrete gain of

$2.5 million from the settlement of a commercial litigation matter.

Operating loss in the first quarter of fiscal 2023

was $2.6 million.

This compares to operating income of $5.9 million

in the prior year first fiscal quarter.

The Delta Group segment had operating income of $0.1 million in the first fiscal quarter of 2023, or 0.1% of net sales, compared to $8.4 million,

or 8.3% of net
sales, in the

prior year first

quarter. The decrease in

operating profit was

driven by declining

gross margins due

to increased inflationary

costs and plant

curtailment
costs.

The Salt Life Group segment had operating income of $0.3 million in the first fiscal quarter of 2023, or 2.5% of net sales, compared to $0.1 million,

or 1.5% of
sales, in the prior year first quarter.

The increase in operating profit was driven by higher sales volume and increased gross margins offset by higher selling and
distribution costs.

Net interest expense for the first quarters of each of fiscal years

2023 and 2022 was $2.9 million and $1.6 million,

respectively.

Our effective tax rate on operations for the three-month period ended December 2022 was 35.0%. This compares to an effective tax rate of 15.1% for the same period in
the prior year

and 17.9% for

the full fiscal

year 2022. Changes

in the mix

of U.S. taxable

income compared to

profits in tax-free

or lower-tax jurisdictions

drove this
change in our effective tax rate.

Net loss attributable to shareholders for the first fiscal quarter of 2023 was $3.6 million,

or a loss of $0.51 per diluted share, compared to net income of

$3.6 million, or
$0.51 per diluted share, in the prior year.

Accounts receivable were $57.8 million

at December 2022, compared

to $68.2 million as of September

2022. Days sales outstanding ("DSO")

as of December 2022

were
47 days compared to 52 days at September 2022.

Net inventory as of December 2022 was

$258.9 million,

an increase of $10.4 million from September 2022 and

$75.8 million from December 2021. The increase from
September 2022 stemmed primarily from timely Salt Life first quarter inventory deliveries compared to last year’s supply

chain delays pushing scheduled deliveries into
the second quarter.

Total net debt, including capital lease financing and cash on hand,

was $185.2 million as of December 31, 2022, an increase of $14.6 million from September 2022 and
$39 million from

December 2021. Cash on

hand and availability under

the Company’s

U.S. revolving credit facility

totaled $27.2 million as

of December 31, 2022,

a
decrease of $7.5 million from

September 2022 and $5.8 million from

December 2021, with the increase from

September 2022 principally driven by investments in the
business to support working capital needs.

Liquidity and Capital Resources

Operating Cash Flows

Operating activities resulted in a cash usage

of $11.9 million for the three

months ended December 2022 compared to $13.2

million of cash used in the

prior year. The
improvement in cash used in operating cash flows in the current year are due to the timing of payments from customers and to vendors, in addition to reduced inventory in the first quarter of fiscal 2023 compared to the prior

year as a result of reduced customer demand.

Investing Cash Flows

Cash outflows for capital expenditures were $2.1 million during the first three months of 2023 compared to $1.8 million in the same period in the prior year. During the three-months ended June 2022, there were $0.1 million of capital expenditures financed under a capital lease arrangement. We

currently expect to spend less on capital
expenditures in 2023 as

compared to 2022, with

our expenditures expected to focus

on digital print equipment,

information technology, manufacturing

efficiency, and
direct-to-consumer investments,

including new Salt Life retail store openings.

Financing Activities

During the three months ended December 2022, cash provided by financing activities was $9.6 million and primarily related to funding our operating activities, working
capital needs, and certain capital investments offset by scheduled loan principal payments.

Future Liquidity and Capital Resources

See Note F – Debt to the Condensed

Consolidated Financial Statements for a discussion

of our various financing arrangements,

including the terms of our revolving U.S.
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

our ability to

borrow additional funds

or service our

indebtedness. Additionally,

a significant deterioration in our

business results could

cause our
availability to

fall below

minimum thresholds, thereby

requiring us

to maintain

the minimum

FCCR specified in

our credit

agreement, which

we may

not be

able to
maintain. Refer to Item 5. Other Information for

further information regarding our current financial covenants. While our availability at December 2022 was

above the
minimum thresholds

specified in

our credit

agreement, a

significant deterioration

in our

business could

cause our

availability to

fall below

such thresholds,

thereby
requiring us to maintain the minimum FCCR specified in

our credit agreement.

Share Repurchase Program

The Company did not

purchase any shares under

our previously announced share

repurchase program in the

first quarter of fiscal

2023. The total amount

repurchased
during the life of

the program is $56.4 million.

At the end of

the first quarter of

fiscal 2023, the Company had

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

A

detailed discussion

of

critical

accounting policies

is

contained in

the

Significant

Accounting Policies

included

in

Note 2

to

the

Audited Consolidated

Financial
Statements included in our Annual Report

on Form 10-K for fiscal 2022, and

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

principal accounting

officer,

as
appropriate to allow timely decisions regarding required disclosure.

Our management, with the

participation of our Chief

Executive Officer and principal

accounting officer, has

evaluated the effectiveness of our

disclosure controls and
procedures as

of the

end of

period covered by

this quarterly

report ("the

Evaluation Date") and,

based on

their evaluation,

our Chief

Executive Officer

and principal
accounting officer have concluded that these controls and procedures were effective as of the Evaluation Date.

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
Item 5.

Other Information

Ninth Amendment to the Fifth Amended and Restated

Credit Agreement
On February 3, 2023, Delta Apparel, Inc. and its subsidiaries, M.J. Soffe, LLC,

Culver City Clothing Company (f/k/a Junkfood Clothing Company), Salt Life,

LLC, and
DTG2Go, LLC (f/k/a Art Gun, LLC) (collectively, the “Borrowers”) entered into a Ninth Amendment to the Fifth Amended and Restated Credit Agreement with Wells
Fargo Bank (the “Agent”) and the other lenders set forth therein

(“Ninth Amendment”). The Fifth Amended and Restated Credit Agreement, dated as of May 10, 2016,
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

April 30,

2020.

The Sixth
Amendment to the Amended Credit Agreement was

filed as Exhibit 10.1 to Delta Apparel’s Form 8-K filed with the

SEC on August 31, 2020. The Seventh Amendment
to the Amended Credit Agreement was filed as Exhibit

10.1 to Delta Apparel’s Form 8-K filed with the SEC on June 3, 2022.

The Ninth Amendment adds an

Accommodation Period beginning on the amendment date and

continuing through the date following September 30,

2023, upon which
Borrowers satisfy minimum availability thresholds

and during which: (i)

the minimum borrowing availability thresholds

applicable to the Amended

Credit Agreement
are (a) through (and including) April 1, 2023, $7,500,000,

(b) on and after April 2, 2023 through (and including)

June 4, 2023, $9,000,000, (c) on and after June 5, 2023,
through the date following September 30, 2023, upon which Borrowers satisfy minimum availability thresholds, $10,000,000; and (d) at all times thereafter, $0; (ii) the
Fixed Charge Coverage

Ratio (“FCCR”)

covenant is

suspended; (iii)

Borrowers must

maintain specified

minimum EBITDA

levels for trailing

three-month periods

starting
March 4, 2023; (iv) the Applicable Margin with respect to loans under the Amended Credit Agreement is increased by

50 basis points; and (v) a Cash Dominion Trigger

Event occurs if availability

is less than $2,000,000.

The Ninth Amendment also,

among other things, (i)

amends the FILO maximum

amount calculation by reloading

5%
of eligible

accounts receivable

(capped at

$3,000,000) and

deferring the

applicable amortization

schedules to

August 1,

2023; (ii)

defers the

monthly amortization

payments
for real

estate, machinery and

equipment, and

intellectual property assets

to August 1,

2023; (iii)

requires weekly reporting

of availability through

the date

following
September 30, 2023, upon which Borrowers

satisfy minimum availability thresholds;

and (iv) prohibits certain restricted payments

through the date following September
30, 2023, upon which Borrowers satisfy minimum availability

thresholds.

We expect the Ninth Amendment will enhance

our borrowing base and allow

us to access more of

our availability under the Amended

Credit Agreement while easing

the
financial covenant restrictions for the remainder of fiscal 2023.
The foregoing summary of the Ninth Amendment and the transactions contemplated thereby does not purport to be complete and is qualified in its entirety by reference to the text of the Ninth Amendment, which is filed herewith

as Exhibit 10.2 to this Quarterly Report on Form 10-Q

and which is incorporated herein by reference.
Separate from

the relationship

related to

the

Amended Credit

Agreement, as

amended, certain

lenders thereunder

have engaged

in, or

may in

the future

engage in,
transactions with, and perform services for, Delta Apparel, Inc. and/or its subsidiaries in the ordinary course of business

Item 6.

Exhibits

Exhibits

10.1

Eighth Amendment to Fifth Amended and Restated Credit Agreement, dated January 3, 2023, among Delta Apparel, Inc., M.J. Soffe, LLC, Culver City
Clothing Company, Salt Life, LLC, and DTG2Go, LLC, and the financial institutions named therein as Lenders, and Wells Fargo Bank, National
Association, as agent for Lenders.
10.2

Ninth Amendment to Fifth Amended and Restated Credit Agreement, dated February 3, 2023, among Delta Apparel, Inc., M.J. Soffe, LLC, Culver City
Clothing Company, Salt Life, LLC, and DTG2Go, LLC, and the financial institutions named therein as Lenders, and Wells Fargo Bank, National
Association, as agent for Lenders.
10.3

Agreement dated December 7, 2022
31.1

Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002.

31.2

Certification of the Principal Accounting Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1

Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2

Certification of the Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of
2002.

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

SIGNATURES

Pursuant to the requirements

of the Securities Exchange

Act of 1934, the

registrant has duly caused

this report to be

signed on its behalf

by the undersigned thereunto
duly authorized.

DELTA

APPAREL, INC.
(Registrant)

Date February 7, 2023 By: /s/Nancy P. Bubanich

Nancy P. Bubanich
Chief Accounting Officer