Form 10-Q
period 2023-04-01
DELTA APPAREL, INC
filed 2023-05-04
CIK 1101396

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM
10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended
April 1, 2023
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

April 28, 2023,

there were outstanding
7,001,020

shares of the

registrant’s common

stock, par value

of $0.01

per share,

which is the

only class of

outstanding
common or voting stock of the registrant.

TABLE OF CONTENTS

Page
PART

I.
Financial Information

Item 1.
Financial Statements (unaudited):

Condensed Consolidated Balance Sheets — March 2023 and September 2022
3

Condensed Consolidated Statements of Operations — Three and Six Months Ended March 2023 and March 2022
4

Condensed Consolidated Statements of Comprehensive (Loss) Income — Three and Six Months Ended March 2023 and March 2022
5

Condensed Consolidated Statements of Shareholders' Equity — Three and Six Months Ended March 2023 and March 2022
6

Condensed Consolidated Statements of Cash Flows — Six Months Ended March 2023 and March 2022
7

Notes to Condensed Consolidated Financial Statements (unaudited)
8
Note A—Basis of Presentation and Description of Business
8

Note B—Accounting Policies
8

Note C—New Accounting Standards
8

Note D—Revenue Recognition
9

Note E—Inventories
9

Note F—Debt
10

Note G—Selling, General and Administrative Expense
11

Note H—Stock-Based Compensation
11

Note I—Purchase Contracts
11

Note J—Business Segments
11

Note K—Income Taxes
12

Note L—Derivatives and Fair Value Measurements
13

Note M—Legal Proceedings
13

Note N—Repurchase of Common Stock
13

Note O—Goodwill and Intangible Assets
14

Note P—Subsequent Events
14

Item 2.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
15

Item 4.
Controls and Procedures
18

PART

II.
Other Information
18

Item 1.
Legal Proceedings
18

Item 1A.
Risk Factors
18

Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds
18

Item 5.
Other Information
18

Item 6.
Exhibits
18

Signatures

20

PART 1.

FINANCIAL INFORMATION

Item 1.

Financial Statements

Delta Apparel, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

(Amounts in thousands, except share amounts and per share data)
(Unaudited)

March 2023 September 2022
Assets
Cash and cash equivalents $
625
$
300
Accounts receivable, less allowances of $
124

and $
109
, respectively
62,020
68,215
Other receivables
1,125
1,402
Income tax receivable
1,680
1,969
Inventories, net
243,167
248,538
Prepaid expenses and other current assets
4,096
2,755
Total current assets
312,713
323,179
Property, plant and equipment, net of accumulated depreciation of $
114,569

and $
108,565
, respectively
70,739
74,109
Goodwill
37,897
37,897
Intangibles, net
22,834
24,026
Deferred income taxes
1,342
1,342
Operating lease assets
56,174
50,275
Equity method investment
9,036
9,886
Other assets
2,239
2,967
Total assets $
512,974
$
523,681
Liabilities and Equity
Liabilities:
Accounts payable $
66,071
$
83,553
Accrued expenses
18,581
27,414
Income taxes payable
671
379
Current portion of finance leases
8,843
8,163
Current portion of operating leases
8,861
8,876
Current portion of long-term debt
8,962
9,176
Total current liabilities
111,989
137,561
Long-term income taxes payable
2,131
2,841
Long-term finance leases
17,483
16,776
Long-term operating leases
48,804
42,721
Long-term debt
159,591
136,750
Deferred income taxes
337
4,310
Total liabilities $
340,335
$
340,959
Shareholder's equity:
Preferred stock - $
0.01

par value,
2,000,000

shares authorized, none issued and outstanding
- -
Common stock $
0.01

par value,
15,000,000

authorized,
9,646,972

shares issued, and
7,001,020

and
6,915,663
shares outstanding as of March 2023 and September 2022,

respectively
96
96
Additional paid-in capital
60,912
61,961
Retained earnings
156,043
166,600
Accumulated other comprehensive income
180
141
Treasury stock -
2,645,952

and
2,731,309

shares as of March 2023 and September 2022,

respectively
(43,896)
(45,420)
Equity attributable to Delta Apparel, Inc.
173,335
183,378
Equity attributable to non-controlling interest
(696)
(656)
Total equity
172,639
182,722
Total liabilities and equity $
512,974
$
523,681

See accompanying Notes to Condensed Consolidated Financial

Statements.

Delta Apparel, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations

(Amounts in thousands, except per share data)
(Unaudited)

Three Months Ended Six Months Ended
March 2023 March 2022 March 2023 March 2022
Net sales $
110,335
$
131,698
$
217,630
$
242,444
Cost of goods sold
94,126
98,176
187,798
185,919
Gross profit
16,209
33,522
29,832
56,525
Selling, general and administrative expenses
19,298
19,714
38,168
37,197
Other expense (income), net
2,265
(533)
(356)
(929)
Operating (loss) income
(5,354)
14,341
(7,980)
20,257
Interest expense, net
3,723
1,801
6,613
3,399
(Loss) income before (benefit from) provision for income taxes
(9,077)
12,540
(14,593)
16,858
(Benefit from) provision for income taxes
(2,079)
2,414
(3,996)
3,062
Consolidated net (loss) income
(6,998)
10,126
(10,597)
13,796
Net (loss) income attributable to non-controlling interest
(6)
(11)
(40)
14
Net (loss) earnings attributable to shareholders $
(6,992)
$
10,137
$
(10,557)
$
13,782

Basic (loss) income per share $
(1.00)
$
1.46
$
(1.51)
$
1.98
Diluted (loss) income per share $
(1.00)
$
1.44
$
(1.51)
$
1.95

Weighted average number of shares outstanding
7,001
6,953
6,978
6,976
Dilutive effect of stock awards -
87
-
87
Weighted average number of shares assuming dilution
7,001
7,040
6,978
7,063

See accompanying Notes to Condensed Consolidated Financial

Statements.

Delta Apparel, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive (Loss) Income
(Amounts in thousands)
(Unaudited)

Three Months Ended Six Months Ended
March 2023 March 2022 March 2023 March 2022
Net (loss) income attributable to shareholders $
(6,992)
$
10,137
$
(10,557)
$
13,782
Other comprehensive (loss) gain related to unrealized (loss)

gain on
derivatives, net of income tax
(30)
381
39
593
Consolidated comprehensive (loss) income $
(7,022)
$
10,518
$
(10,518)
$
14,375

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
Net loss attributable to non-
controlling interest
- - - - - - -
(34)
(34)
Vested stock awards - -
(2,067)
- -
(85,357)
1,524
-
(543)
Stock based compensation - -
665
- - - - -
665
Balance as of December
2022
9,646,972
$
96
$
60,559
$
163,035
$
210
2,645,952
$
(43,896)
$
(690)
$
179,314
Net loss - - -
(6,992)
- - - -
(6,992)
Other comprehensive loss - - - -
(30)
- - -
(30)
Net loss attributable to non-
controlling interest
- - - - - - -
(6)
(6)
Stock based compensation - -
353
- - - - -
353
Balance as of March 2023
9,646,972
$
96
$
60,912
$
156,043
$
180
2,645,952
$
(43,896)
$
(696)
$
172,639
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
Net income - - -
10,137
- - - -
10,137
Other comprehensive income - - - -
381
- - -
381
Net loss attributable to non-
controlling interest
- - - - - - -
(11)
(11)
Purchase of common stock - - - - -
28,015
(846)
-
(846)
Stock based compensation - -
714
- - - - -
714
Balance as of March 2022
9,646,972
$
96
$
59,919
$
160,642
$
(193)
2,698,099
$
(44,464)
$
(644)
$
175,356

See accompanying Notes to Condensed Consolidated Financial

Statements.

Delta Apparel, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

Six Months Ended
March 2023 March 2022
Operating activities:
Consolidated net (loss) earnings $
(10,597)
$
13,796
Adjustments to reconcile net (loss) earnings to net cash

used in operating activities:
Depreciation and amortization
7,642
7,434
Amortization of deferred financing fees
268
162
Change in inventory market reserves
(3,540)
1,290
(Benefit from) provision for deferred income taxes
(3,986)
583
Non-cash stock compensation
1,018
854
Loss on disposal of equipment
69
383
Loss on impairment of equipment
860
-
Other, net
(390)
(1,180)
Changes in operating assets and liabilities:
Accounts receivable
6,472
(10,524)
Inventories
8,911
(37,278)
Prepaid expenses and other current assets
(1,609)
(66)
Other non-current assets
2,019
1,014
Accounts payable
(17,657)
11,742
Accrued expenses
(8,659)
(3,215)
Change in net operating lease liabilities
169
243
Income taxes
(129)
1,352
Other liabilities -
(1,049)
Net cash used in operating activities
(19,139)
(14,459)
Investing activities:
Purchases of property and equipment, net
(2,495)
(7,670)
Proceeds from sale of property and equipment -
33
Proceeds from equipment under financed leases
4,417
-
Cash paid for intangible asset -
(109)
Cash paid for business -
(583)
Net cash provided by (used in) investing activities
1,922
(8,329)
Financing activities:
Proceeds from long-term debt
254,103
265,034
Repayment of long-term debt
(231,476)
(243,483)
Repayment of capital financing
(4,543)
(3,630)
Repurchase of common stock -
(2,989)
Payment of withholding taxes on stock awards
(542)
(1,092)
Net cash provided by financing activities
17,542
13,840
Net increase (decrease) in cash and cash equivalents
325
(8,948)
Cash and cash equivalents at beginning of period
300
9,376
Cash and cash equivalents at end of period $
625
$
428
Supplemental cash flow information
Finance lease assets exchanged for finance lease liabilities $
5,930
$
5,379
Operating lease assets exchanged for operating lease liabilities $
10,991
$
4,397

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
7,000

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
90
% of the apparel

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

Our common stock trades on the NYSE

American under the
symbol “DLA."

We operate on a

52-53 week

fiscal year

ending on

the Saturday

closest to

September 30.

Our 2023 fiscal

year is

a 52-week

year and

will end

on September

30, 2023 ("fiscal
2023"). Accordingly, this Quarterly Report on Form 10-Q presents our results for our second quarter of fiscal 2023. Our 2022 fiscal year was a 52-week year and ended on October 1, 2022 ("fiscal 2022").

For presentation purposes herein, all references to period

ended relate to the following fiscal years and dates:

Period Ended Fiscal Year Date Ended
March 2022 Fiscal 2022 April 2, 2022
June 2022 Fiscal 2022 July 2, 2022
September 2022 Fiscal 2022 October 1, 2022
December 2022 Fiscal 2023 December 31, 2022
March 2023 Fiscal 2023 April 1, 2023

We prepared the accompanying interim Condensed Consolidated

Financial Statements in accordance

with the instructions for Form

10-Q and Article 10 of Regulation S-
X. Accordingly, they do not include all of

the information and footnotes required

by U.S. generally accepted accounting

principles ("U.S. GAAP") for complete

financial
statements.

We

believe

these

Condensed

Consolidated

Financial

Statements include

all

normal

recurring

adjustments considered

necessary

for

a

fair

presentation.
Operating results

for the

three and six months ended March 2023 are

not necessarily

indicative of

the results

that may

be expected

for our

fiscal 2023.

Although our
various product lines are

sold on a year-round

basis, the demand for

specific products or styles

reflects some seasonality.

By diversifying our product

lines and go-to-
market strategies over the years, we have reduced the overall seasonality of our business. Consumer demand for apparel is cyclical and dependent upon the overall level of demand for soft

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

During the

six months

ended March
2023 and March 2022,

we received dividends

from this investment

of $
1.2

million and $
1.1

million, respectively.

Our Ceiba Textiles

manufacturing facility is

leased
under an operating lease

arrangement with this Honduran

company. During the six months

ended March 2023

and March 2022, we

paid approximately $
0.9

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

Three Months Ended
March 2023 March 2022
Retail $
3,157
3
% $
2,370
1
%
Direct-to-consumer ecommerce
1,509
1
%
710
1
%
Wholesale
105,669
96
%
128,618
98
%
Net sales $
110,335
100
% $
131,698
100
%
Six Months Ended
March 2023 March 2022
Retail $
6,611
3
% $
5,273
2
%
Direct-to-consumer ecommerce
2,672
1
%
2,054
1
%
Wholesale
208,347
96
%
235,117
97
%
Net sales $
217,630
100
% $
242,444
100
%

The table below provides net sales by reportable segment and the percentage of net sales by distribution channel for

each reportable segment (in thousands):

Three Months Ended March 2023
Net Sales Retail
Direct-to-consumer
ecommerce Wholesale
Delta Group $
91,344
0.0
%
0.3
%
99.7
%
Salt Life Group
18,991
16.5
%
6.9
%
76.6
%
Total $
110,335

Three Months Ended March 2022
Net Sales Retail
Direct-to-consumer
ecommerce Wholesale
Delta Group $
115,335
0.1
%
0.1
%
99.8
%
Salt Life Group
16,363
14.1
%
3.3
%
82.6
%
Total $
131,698
Six Months Ended March 2023
Net Sales Retail
Direct-to-consumer
ecommerce Wholesale
Delta Group $
188,354
0.1
%
0.2
%
99.7
%
Salt Life Group
29,276
22.3
%
7.8
%
69.9
%
Total $
217,630

Six Months Ended March 2022
Net Sales Retail
Direct-to-consumer
ecommerce Wholesale
Delta Group $
217,256
0.1
%
0.2
%
99.7
%
Salt Life Group
25,188
19.8
%
6.3
%
73.9
%
Total $
242,444

Note E—Inventories

Inventories, net of reserves of $
14.1

million and $
17.7

million as of March 2023 and September 2022, respectively, consisted of the following (in thousands):

March 2023 September 2022
Raw materials $
18,796
$
22,603
Work in process
18,574
23,501
Finished goods
205,797
202,434
$
243,167
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

with Wells Fargo
and the

other lenders

on November 27, 2017,

March 9, 2018,

October 8, 2018, November 19,

2019, April 27, 2020,

August 28, 2020,

June 2,

2022, January 3,

2023,
February 3, 2023, and March 23, 2023.

On June 2, 2022, the Borrowers entered into the

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

schedules, (v) sets

the maturity

date to
5

years from

the closing

date, and

(vi) updates the

requirement for

our Fixed

Charge Coverage

Ratio
(“FCCR”) for the preceding 12-month period to not be less than
1.0

(previously
1.1
).
On January 3, 2023, the Borrowers entered into the Eighth Amendment to the Fifth Amended and Restated Credit Agreement with Wells Fargo and the other lenders set forth therein (the “Eighth Amendment”). The Eighth

Amendment essentially clarifies the Amended

Credit Agreement’s provisions regarding the inclusion of eligible in-
transit inventory in the borrowing base and

amends the definition of Increased Reporting Event to include
12.5
% of the lesser of

the borrowing base and the maximum
revolver amount as opposed to
12.5
% of the line cap.

On February 3, 2023, the Borrowers entered into

the Ninth Amendment to the Fifth Amended and

Restated Credit Agreement with Wells Fargo and the other lenders set forth therein (“Ninth Amendment”).

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

the FCCR covenant

is suspended; (iii)

Borrowers must maintain

specified minimum EBITDA

levels for trailing

three-month periods starting
March 4, 2023; (iv) the Applicable Margin with respect to loans under the Amended Credit Agreement is increased by
50

basis points; and (v) a Cash Dominion Trigger
Event occurs if availability is less than $
2,000,000
.
On March 23, 2023, the Borrowers entered into the Tenth Amendment to the Fifth Amended and Restated Credit Agreement with Wells

Fargo and the other lenders set
forth therein to account for specified costs and expenses

in calculating EBITDA for purposes of the Amended Credit

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

As of March 2023, we had

$
153.1

million outstanding under our U.S. revolving credit facility at an average interest rate of
7.6
%. Our cash on hand combined

with the
availability under the U.S. revolving

credit facility totaled $
12.8

million. At March 2023 and September

2022, there was $
19.6

million and $
24.9

million, respectively, of
retained earnings free of restrictions to make cash dividend payments or stock repurchases to the extent

permitted under our U.S. revolving credit facility.

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
investments in our

El Salvador operations.

This loan is secured

by a first-priority lien

on the assets

of our El Salvador

operations and is

not guaranteed by

our U.S. entities.
The loan is

denominated in U.S.

dollars, and the

carrying value of

the debt approximates

its fair value.

Information about this

loan and

the outstanding balance

as of
March 2023 is listed as part of the long-term debt schedule below.
Additional information about these loans and the outstanding balances as of March 2023 is as follows (in thousands):

March 2023
Revolving credit facility with Banco Ficohsa, a Honduran bank,

with interest at
7.9
%, due August 2025 $
3,300
Term loan with Banco Ficohsa, a Honduran bank, interest at
7.75
%, quarterly installments which began September 2021

and are due through
December 2025
5,579
Term loan with Banco Ficohsa, a Honduran bank, interest at
7.75
%, quarterly installments which began March 2023 and are

due through May
2027
3,483
Term loan with Banco Ficohsa, a Panamanian bank, interest at the prevailing market rate within the Panamanian Banking Market, monthly
installments which began October 2022 and are due through

August 2027
2,754

Note G—Selling, General and Administrative Expense

We include in selling, general and administrative ("SG&A") expenses the costs incurred subsequent to the receipt of finished goods at our distribution facilities, such as the cost of stocking,

warehousing, picking, packing,

and shipping goods for

delivery to our customers.

Distribution costs included

in SG&A expenses totaled

$
5.7

million
and $
5.6

million for the March 2023 and March 2022

quarters, respectively. Distribution costs included in SG&A expenses totaled $
11.2

million for both the six-months
ended March 2023 and 2022. In addition, SG&A expenses include costs related to sales associates, administrative personnel, advertising and marketing expenses, retail store build-outs, and other general and administrative expenses.
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

other stock and cash

awards. While employed by

the
Company or serving as a director, unvested awards become fully vested under certain circumstances as defined in the 2020 Stock Plan. Such circumstances include, but are not limited to, the

participant’s death or disability. The Compensation Committee is authorized to establish the

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

Compensation expense is recorded within SG&A in our Condensed Consolidated Statements of Operations over the vesting periods. During the March 2023 and March
2022 quarters, we recognized $
0.4

million and $
0.9

million in stock-based compensation expense, respectively.

Associated with this compensation cost are

income tax
benefits recognized of $
0.2

million and $
0.2

million, respectively, for each of the three-month periods ended March 2023 and March

2022. During the six-months ended
March 2023 and March

2022, we recognized $
1.0

million and $
1.3

respectively, in stock-based compensation

expense. Associated with

the compensation cost

are income
tax benefits recognized of $
0.3

million and $
0.2

million, respectively, for each of the six-months periods ended March 2023 and March

2022.
During the December 2022 quarter, restricted

stock units representing
105,000

shares of our common stock

vested with the filing of

our Annual Report on Form

10-K for
fiscal 2022 and were issued in accordance with their respective agreements. Of these vested awards, all were payable in

common stock.

During the

December 2022 quarter,

performance stock units

and restricted stock

units representing
5,000

and
18,000

shares of our

common stock, respectively,

were
forfeited.
As of March 2023, there was $
2.7

million of total unrecognized compensation cost related to unvested awards granted under the 2020

Stock Plan. This cost is expected
to be recognized over a period of
2.7

years.
Note I—Purchase Contracts

We

have entered

into agreements,

and have

fixed prices,

to purchase

yarn, finished

fabric, and

finished apparel

and headwear

products. At

March 2023,

minimum
payments under these contracts were as follows (in thousands):

Yarn $
14,985
Finished fabric
4,102
Finished products
4,797
$
23,884

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

the scalability to integrate

digital fulfillment within the

customer's own distribution facilities.

We use

highly-automated factory processes and
our proprietary

software to

deliver on-demand,

digitally printed

apparel direct

to consumers

on behalf

of

our customers.

Via

our

seven digital

fulfillment facilities
throughout the United States,

DTG2Go offers a robust

digital supply chain, shipping custom

graphic products within 24

to 48 hours to

consumers in the United States
and to

over 100

countries worldwide. DTG2Go

has made

significant investments in

its “digital-first” retail

model providing digital

graphic prints that

meet the high-
quality standards required

for brands, retailers

and intellectual property

holders. Through integration

with Delta Activewear,

DTG2Go also services

the eRetailer,

ad-
specialty, promotional and screen print marketplaces, among others.

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

our customers

a

broad range

of

product categories

with nationally

recognized brands

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

operating (loss)

earnings"). Our

segment operating

(loss) earnings

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
(in thousands).

Three Months Ended Six Months Ended
March 2023 March 2022 March 2023 March 2022
Segment net sales:
Delta Group $
91,344
$
115,335
$
188,354
$
217,256
Salt Life Group
18,991
16,363
29,276
25,188
Total net sales $
110,335
$
131,698
$
217,630
$
242,444
Segment operating (loss) earnings:
Delta Group

$
(7,487)
$
14,417
$
(7,363)
$
22,854
Salt Life Group
4,649
3,306
4,866
3,463
Total segment operating (loss) earnings $
(2,838)
$
17,723
$
(2,497)
$
26,317

The following table reconciles the segment operating (loss)

earnings to the consolidated (loss) earnings before (benefit from) provision for income taxes (in thousands):

Three Months Ended Six Months Ended
March 2023 March 2022 March 2023 March 2022
Segment operating (loss) earnings $
(2,838)
$
17,723
$
(2,497)
$
26,317
Unallocated corporate expenses
2,516
3,382
5,483
6,060
Unallocated interest expense
3,723
1,801
6,613
3,399
Consolidated (loss) earnings before (benefit from) provision for income
taxes $
(9,077)
$
12,540
$
(14,593)
$
16,858

Note K—Income Taxes

The Tax

Cuts and Jobs Act

of 2017 enacted on

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

(“Section 163(j)"). GILTI is the excess of the shareholder’s net controlled foreign
corporations net tested income over the

net deemed tangible income.

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

six-months ended March 2023 was
27.5
% compared to a rate

of
18.2
% in the same

period of the prior year,

and an
effective rate of
17.9
% for fiscal 2022. We generally benefit from having income in foreign jurisdictions that are either exempt from income taxes or have tax rates that are lower

than those

in the

United States.

As such,

changes in

the mix

of U.S.

taxable income

compared to

profits in

tax-free or

lower-tax jurisdictions

can have

a
significant impact on our overall effective tax rate. The current year tax rate decreased relative to prior periods due US losses expected to generate a US tax benefit.

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

2023, all of our

other comprehensive income was

attributable to shareholders; none related to

the non-controlling
interest.

Outstanding instruments as of March 2023 are as follows:

Effective Date Notional Amount
Fixed LIBOR

Rate Maturity Date
Interest Rate Swap
July 25, 2018
$
20.0

million

3.18%

July 25, 2023

The following table summarizes the fair value and presentation in the Condensed Consolidated

Balance Sheets for derivatives related to our interest swap agreements as of March 2023 and September 2022 (in thousands):

March 2023 September 2022
Deferred tax assets $
(60)
$
(48)
Other non-current liabilities
240
189
Accumulated other comprehensive income $
180
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

No such cotton contracts were outstanding at March 2023

and September 2022.

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
Identical Assets Inputs Inputs
Period Ended Total (Level 1) (Level 2) (Level 3)
Interest Rate Swaps
March 2023 $
240
- $
240
-
September 2022 $
189
- $
189
-

The fair value

of the interest rate

swap agreements was

derived from a discounted

cash flow analysis

based on the

terms of the contract

and the forward

interest rate curves
adjusted for our credit risk, which fall in Level 2 of the fair value hierarchy. At March 2023 and September 2022, book value for fixed rate debt approximated fair value
based on

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
Note N—Repurchase of Common Stock

As of September 28, 2019,

our Board of

Directors authorized management to

use up to

$
60.0

million to repurchase stock

in open market

transactions under our Stock
Repurchase Program. We did
no
t purchase any shares of our common stock during the March 2023 quarter. Through March 2023, we have purchased
3,735,114

shares
of our common stock

for an aggregate

of $
56.4

million under our

Stock Repurchase Program

since its inception.

All purchases were

made at the

discretion of management
and pursuant to

the safe harbor

provisions of SEC

Rule 10b-18. As

of March 2023,

$
3.6

million remained available

for future purchases

under our Stock

Repurchase
Program, which does not have an expiration date.

Note O—Goodwill and Intangible Assets

Components of intangible assets consist of the following

(in thousands):

March 2023 September 2022
Accumulated Net Accumulated
Net

Economic
Cost Amortization Value Cost Amortization

Value
Life
Goodwill $
37,897
$ - $
37,897
$
37,897
$ - $
37,897
N/A
Intangibles:
Tradename/trademarks $
16,000
$
(5,117)
$
10,883
$
16,000
$
(4,851)
$
11,149
20

–
30

yrs
Customer relationships
7,400
(3,583)
3,817
7,400
(3,213)
4,187
20

yrs
Technology
10,083
(3,059)
7,024
10,083
(2,610)
7,473
10

yrs
License agreements
2,100
(992)
1,108
2,100
(940)
1,160
15

–
30

yrs
Non-compete

agreements
1,657
(1,655)
2
1,657
(1,600)
57
4

–
8.5

yrs
Total intangibles $
37,240
$
(14,406)
$
22,834
$
37,240
$
(13,214)
$
24,026

Goodwill represents the

acquired goodwill net

of the $
0.6

million impairment losses recorded

in fiscal year

2011. As

of March 2023,

the Delta Group

segment assets
include $
18.0

million of goodwill, and the Salt Life Group segment assets

include $
19.9

million.

Depending on the type

of intangible asset, amortization is

recorded under cost of goods

sold or selling, general and

administrative expenses. Amortization expense for
intangible assets for

the March 2023

and March 2022

quarters was $
0.6

million and $
0.6

million, respectively. Amortization

expense for the

six-months ended March
2023 and March 2022 was $
1.2

million and $
1.2

million, respectively. Amortization expense is estimated to be approximately $
1.4

million for the year ended September
2023, approximately $
1.4

million for the year ended September 2024, and approximately

$
1.4

million for the years ended September 2025, 2026, and

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

Business Outlook

Our second quarter

performance showcases the

resiliency in our

operating model and

the versatility provided

by our multiple market

strategies.

We were pleased to report
double-digit revenue growth across three of our five channels, including record second quarter performance at Salt Life and DTG2Go with year-over-year sales growth
of 16% and 19%, respectively, as well as double-digit sales growth in our Retail Direct channel.

Salt Life’s success during the quarter spanned across all channels of distribution and consumer recognition of the brand continues to proliferate across the United States and internationally. Salt Life just recently opened its 23rd branded retail store and first in the state

of New Jersey and plans to further expand

its footprint in the northeast
market later this year with

its first locations in New

York. Salt Life’s wholesale channel continues to expand

geographically, with approximately 1,800 retail

doors spread
across 48 states and other territories, and the www.saltlife.com eCommerce site receives orders from all 50 states.

Salt Life also entered the multi-billion dollar home furnishings market during the quarter through a license agreement for the Salt Life Home collection to be offered to
consumers across the

country. We

expect the future

royalty income generated

by Salt

Life’s expanding

license portfolio to

serve as

another primary revenue

channel
going forward.

DTG2Go’s exceptional top

line results during

the quarter were accompanied

by a strategic consolidation

of more digital

capacity into its locations

integrated with our
Delta Direct

channel’s

vertical blank

garment supply

and the

related closing

of a

single-purpose location

acquired in

connection with

a prior

acquisition. DTG2Go
continues to enhance selling price strategies, make productivity gains, and grow sales outside of the December holiday quarter. DTG2Go’s digital first strategy has been particularly instrumental in increasing

sales throughout the year

and we are seeing

greater adoption of Delta

Direct blank tees in that

channel. In addition,

the print quality
and consistency

on the

first generation

technology used

in DTG2Go’s

digital first

program is

improving and

DTG2Go continues

to tailor

its strategies

and product
offerings to meet the requirements of its key digital first customer base.

DTG2Go expects to

launch an exciting new

on-demand portal in

the third fiscal

quarter designed to

allow customers to

seamlessly submit orders for

small run, quick
reaction, and overflow

replenishment orders.

The portal will

provide DTG2Go with

another avenue

to capitalize on

the cost and

speed limitations

of traditional screenprint
operations as well as the growing market for personalized

on-demand apparel documenting consumer experiences and events.

In our Delta Direct channel, the well-publicized

high inventory levels and lower demand

across the blank tee industry continued

to impact our business and drove

overall
sales below our

expectations for the

quarter. The retail license

customer base selling

into mid-tier and

mass retail supply

chains continues to

be the primary

area of softness
in this channel.

We are also seeing indications of an over-inventoried supply chain in parts of our Global

Brands channel where we provide

custom decorated product to large brands

and
sportswear companies

as well as

all branches

of the United

States military, among

others. While

the high inventory

levels among

brands and retailers

is currently

pressuring
our demand, we continue to see positive macrotrends

from brand and retailer nearshore sourcing strategies

targeting manufacturing and fulfillment platforms like ours

in
Central America.

The double-digit sales growth during the quarter in our Retail Direct channel,

where we provide decorated, “retail ready” products to brick and mortar and e-commerce merchants, is indicative of

the momentum we see

in nearshoring strategies.

This channel is one

of several areas of

our business, including Salt

Life, DTG2Go, and Global
Brands, where

we sell

decorated products

directly to

consumers or

to customers

adjacent to

the consumer

point-of-sale. Sales

in these

channels typically

carry more
consistent margins due to

the decoration and other value-adding services

they require, along with the

potential to pass through raw

material cost risks in selling prices.
These channels are also more working capital friendly given they turn our inventory quicker. We plan to prioritize these sales opportunities as we look for more ways to optimize the return on our capital investments in the current high interest rate environment.

Looking ahead, we believe our decisive action throughout the last three quarters in calibrating our production levels to the lower demand for blank tees, moderating our inventory build, and streamlining our offshore manufacturing cost structure have us well-positioned to capitalize

on upticks in demand and improve our

operating results
as we move

through the second half

of our fiscal

year.

We will

continue to focus on

incrementally reducing our inventory and

debt levels in the

coming quarters and
believe we should see sequential improvement in our margins as we cycle through our higher-cost inventory through the back half of our fiscal year.

Results of Operations

Financial results included herein have been presented on a generally accepted accounting principles ("GAAP") basis.

Net sales were $110.3 million in the second quarter of fiscal 2023, a decrease of 16% compared to the prior year second

quarter net sales of $131.7 million.
Net sales

in the

Delta Group segment

decreased 21%

to $91.3

million in the

second quarter of

fiscal 2023

compared to $115.3

million in

the prior

year second
quarter. Sales in our Delta Direct and Global Brands

channels declined from the prior

year period. This was offset by record second

quarter DTG2Go sales, up 18%
from prior year, and

increased sales in our Retail Direct

channel during the quarter.

Net sales for the first six

months of 2023 were $188.4 million, a 13%

decline
from the prior year period.
The Salt Life Group

segment’s net sales for

the second quarter

of fiscal 2023

grew 16% and

reached a second

quarter record $19.0

million compared to

$16.4 million
in the prior year second quarter. The segment’s

growth was driven by increases in both our wholesale and direct to consumer channels. For the first six months of
fiscal 2023, net sales in the Salt Life segment were $29.3 million,

up 16% from prior year period net sales of $25.2 million.
Gross margins were 14.7% for the second quarter of fiscal 2023,

declining from the prior year second quarter gross margin of 25.5%.
Delta Group segment gross

margins were 5.5%

for the second quarter

of fiscal 2023, a

decline from prior year

second quarter margins

of 21.6%. Gross

margins
were primarily impacted by higher

inventory costs from inflationary

raw material and other input

pricing in fiscal 2022

flowing through sales during the

quarter.
Plant curtailment costs of $0.9 million in the second quarter of fiscal 2023 also impacted gross margins,

and second quarter gross margins adjusted for these costs
were 6.5%. Gross margins for the

first six months of fiscal 2023 declined from 19.9% in

the prior year period to 6.8% of

sales. Adjusted for $4.3 million of plant
curtailment costs, gross margins for the six-months ended March

2023 were 9.1%.

Salt Life Group segment gross margins improved to 59.0% in

the second quarter of fiscal 2023, an improvement

of 660 basis points compared to 52.4% in the
prior year second quarter resulting

from a favorable mix of sales,

including increased direct-to-consumer sales

through both our ecommerce and

retail channels. For
the first six months of fiscal year 2023, gross margins grew to

58.3% of sales from 52.7% in the prior year period.
Selling, general, and administrative expenses ("SG&A") were

$19.3 million in the second quarter of fiscal 2023, or 17.5% of sales,

compared to $19.7 million, or 15.0%
of sales, in the prior year second quarter. The increase in SG&A as a percentage of sales was driven by the further expansion of Salt Life’s branded retail store footprint and the deleveraging effect of overall lower sales

relative to the prior year period. SG&A

expenses for the first six months of fiscal

2023 were $38.2 million, or 17.5% of
sales, compared to $37.2 million, or 15.3% of sales, and driven by fixed costs period-over-period compared to lower sales in the current year.

Other loss for the 2023

second fiscal quarter includes $1.6 million of expenses

incurred in our Central American and Mexican

manufacturing operations to better align
our cost structure with market demand.

We also incurred $0.9 million in expense in our DTG2Go business as we shifted the digital production capacity

from our legacy,
single-purpose Clearwater, Florida facility into our national footprint of dual-purpose facilities housing digital printing and blank garment distribution under one roof to advance our integrated on-demand model and

further leverage the distinct competitive advantages it

provides DTG2Go.

In addition, the second fiscal quarter

includes
profits of $0.3

million related

to our Honduran

equity method

investment. Other

income for the

second

quarter of fiscal

2022 included a

valuation change

in our contingent
consideration liabilities of $0.5 million, a loss on disposal of assets of $0.4 million, as well as profits related to our Honduran equity method investment of $0.3 million.

Other income for the first six

months of fiscal includes a discrete

gain of $2.5 million from the

settlement of a commercial litigation matter

recorded in the first quarter of
fiscal

2023

as

well

as

profits

in

our

Honduran

equity

method

investment,

which

were

offset

by

the

above-referenced

costs

incurred

to

better

align

our

offshore
manufacturing cost structure with market

demand. Other income for the first

six months of fiscal 2022

was $0.9 million, including

profits related to our Honduran

equity
method investment and a valuation adjustment of our contingent consideration.

Operating loss in the second

quarter of fiscal 2023 was

$5.3 million, a decrease from the

prior year second fiscal quarter

operating profit of $14.4 million.

For the first six
months of fiscal year 2023, operating loss was $7.9 million,

declining from the prior year operating income of $20.2 million.
The Delta Group segment experienced an operating loss of

$7.5 million in the second quarter of fiscal 2023, or 8.2%

of net sales, compared to operating income of
$14.4 million, or 12.5% of net

sales, in the prior year second

quarter. The decline

in operating profit was driven by lower

gross margins. Operating loss was

$7.4
million, or 3.9% of sales, for the first half of fiscal

2023, compared to operating income of $22.9 million,

or 10.5% of sales in the prior year period.
The Salt Life Group

segment earned operating

income of $4.6 million

in the second quarter

of fiscal 2023, or

24.5% of net sales,

compared to $3.3 million,

or 20.2%
of net

sales, in the

prior year second

quarter. The

increase in operating

income as a

percentage of sales

was driven by

improved gross margins.

For the first

six
months of fiscal 2023, operating income improved by $1.4 million to $4.8 million.
Net interest expense for the second quarter of fiscal year 2023 was $3.7 million,

and for the second quarter of fiscal year 2022 was $1.8 million. Net interest expense for
the first six months of fiscal 2023 was $6.6 million compared to $3.4 million in the prior year first six months.
Our effective tax rate on

operations for the six-month period ended March 2023

was 27.5%. This compares to an

effective tax rate of 18.2%

for the same period in the
prior year and 17.9 % for the full fiscal year 2022. See Note

K—Income taxes for more information.
Net loss attributable to shareholders for the second fiscal

quarter of 2023 was $7.0 million, or $1.00 per diluted share,

compared to net income of $10.1 million, or $1.44
per diluted share, in the prior year. Net loss attributable to shareholders for the first six months of fiscal 2023 was $10.6 million, or $1.51 per diluted share, compared to net income of $13.8 million, or $1.95 per diluted share, in the prior year.
Accounts receivable were $62.0

million at March 2023,

compared to $68.2 million

as of September 2022.

Days sales outstanding ("DSO")

as of March

2023 were 45
days compared to 52 days at September 2022.
Net inventory as of March 2023 was $243.2 million, a decrease of $5.4 million from September 2022 and an increase of $45.5 million from March 2022. The inventory value is higher

than the prior year

second quarter as a

result of increased input

costs; however, it

represents a sequential decline

from the December 2022

quarter as a
result of production adjustments to align with demand during the second quarter of fiscal 2023.
Total net debt, including capital lease financing and cash on hand, was $194.3 million at March 2023, an increase of $23.7 million from September 2022. Cash on hand
and availability under our

U.S. revolving credit

facility totaled $12.8

million at March 2023,

a $21.9 million decrease

from September 2022

principally driven

by working
capital needs due to reduced consumer demand impacting our

customers as well as inflationary input costs.

Liquidity and Capital Resources

Operating Cash Flows

Operating activities resulted in a cash

usage of $19.1 million for the six months

ended March 2023 compared to $14.5

million of cash used in the

prior year. The increase
in cash

used in operating cash

flows in the

current year is

due to

the timing

of payments from

customers and to

vendors, in

addition to the

decreased earnings in

the
business in the first half of fiscal 2023.
Investing Cash Flows

Cash outflows for capital expenditures were $2.5 million during the first six months of 2023 compared to $7.7 million in the same period in the prior year. We

currently
expect to spend less on

capital expenditures in 2023 compared to

2022, with our expenditures expected

to focus on direct-to-consumer investments including

new Salt
Life retail store openings,

information technology, and manufacturing efficiencies.

Financing Activities

During the six months

ended March 2023,

cash provided by

financing activities was

$17.5 million compared to

$13.8 million in

the prior year, primarily

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

ability to borrow additional

funds or service our

indebtedness. Our availability at

March 2023 was above

the minimum thresholds specified

in our
credit agreement, and we were compliant with the

applicable EBITDA covenant minimum thresholds. We

note that the execution of the Ninth

Amendment to the Fifth
Amended and Restated

Credit Agreement suspended

application of the

FCCR covenant until

the expiration of

its Accommodation Period.

Refer to Note

F for further
information.

Share Repurchase Program

The Company did not purchase any

shares under our previously announced share repurchase program in the March 2023 quarter.

The total amount repurchased during
the life of the program

is $56.4 million.

At the end of the second

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

Our management, with the

participation of our Chief

Executive Officer and principal

accounting officer, has

evaluated the effectiveness of our

disclosure controls and
procedures as of the end of the period covered by this quarterly report ("the Evaluation Date") and, based on their evaluation, our

Chief Executive Officer and principal
accounting officer have concluded that these controls and procedures were effective as of the Evaluation Date.

Changes in Internal Control Over Financial Reporting

There were

no changes during

the March 2023 quarter

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
Item 5.

Other Information

None

Item 6.

Exhibits

Exhibits

10.1
Form of Restricted Stock Unit and Performance Unit Agreement
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

SIGNATURES

Pursuant to the requirements

of the Securities Exchange

Act of 1934, the

registrant has duly caused

this report to be

signed on its behalf

by the undersigned thereunto
duly authorized.

DELTA

APPAREL, INC.
(Registrant)

Date May 4, 2023 By: /s/Nancy P. Bubanich

Nancy P. Bubanich
Chief Accounting Officer