Form 10-Q
period 2023-07-01
DELTA APPAREL, INC
filed 2023-08-09
CIK 1101396

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2023

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

As of August 4, 2023, there were outstanding 7,010,020 shares of the registrant’s common stock, par value of $0.01 per share, which is the only class of outstanding common or voting stock of the registrant.

PART 1.	FINANCIAL INFORMATION

Item 1.	Financial Statements

Delta Apparel, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Amounts in thousands, except share amounts and per share data)

(Unaudited)

	June 2023	September 2022
Assets
Cash and cash equivalents	$296	$300
Accounts receivable, less allowances of $98 and $109, respectively	41,733	68,215
Other receivables	889	1,402
Income tax receivable	1,898	1,969
Inventories, net	226,196	248,538
Prepaid expenses and other current assets	4,221	2,755
Total current assets	275,233	323,179

Property, plant and equipment, net of accumulated depreciation of $115,383 and $108,534, respectively	69,040	74,109
Goodwill	37,897	37,897
Intangibles, net	22,264	24,026
Deferred income taxes	3,105	1,342
Operating lease assets	54,054	50,275
Equity method investment	9,356	9,886
Other assets	2,020	2,967
Total assets	$472,969	$523,681

Liabilities and Equity
Liabilities:
Accounts payable	$63,897	$83,553
Accrued expenses	17,424	27,414
Income taxes payable	695	379
Current portion of finance leases	8,942	8,163
Current portion of operating leases	8,980	8,876
Current portion of long-term debt	10,180	9,176
Total current liabilities	110,118	137,561

Long-term income taxes payable	2,131	2,841
Long-term finance leases	15,871	16,776
Long-term operating leases	46,664	42,721
Long-term debt	131,461	136,750
Deferred income taxes	-	4,310
Total liabilities	$306,245	$340,959

Shareholder's equity:
Preferred stock - $0.01 par value, 2,000,000 shares authorized, none issued and outstanding	-	-
Common stock - $0.01 par value, 15,000,000 authorized, 9,646,972 shares issued, and 7,001,020 and 6,915,663 shares outstanding as of June 2023 and September 2022, respectively	96	96
Additional paid-in capital	61,448	61,961
Retained earnings	149,756	166,600
Accumulated other comprehensive income	21	141
Treasury stock - 2,645,952 and 2,731,309 shares as of June 2023 and September 2022, respectively	(43,896)	(45,420)
Equity attributable to Delta Apparel, Inc.	167,425	183,378
Equity attributable to non-controlling interest	(701)	(656)
Total equity	166,724	182,722
Total liabilities and equity	$472,969	$523,681

See accompanying Notes to Condensed Consolidated Financial Statements.

Delta Apparel, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	June 2023	June 2022	June 2023	June 2022

Net sales	$106,319	$126,875	$323,949	$369,319
Cost of goods sold	92,384	96,182	280,181	282,100
Gross profit	13,935	30,693	43,768	87,219

Selling, general and administrative expenses	18,491	22,416	56,658	59,613
Other (income), net	(95)	(1,018)	(452)	(1,947)
Operating (loss) income	(4,461)	9,295	(12,438)	29,553

Interest expense, net	4,049	1,971	10,662	5,370
(Loss) earnings before (benefit from) provision for income taxes	(8,510)	7,324	(23,100)	24,183
(Benefit from) provision for income taxes	(2,218)	1,087	(6,214)	4,149
Consolidated net (loss) earnings	(6,292)	6,237	(16,886)	20,034
Net (loss) income attributable to non-controlling interest	(5)	(3)	(45)	11
Net (loss) earnings attributable to shareholders	$(6,287)	$6,240	$(16,841)	$20,023

Basic (loss) earnings per share	$(0.90)	$0.90	$(2.41)	$2.87
Diluted (loss) earnings per share	$(0.90)	$0.88	$(2.41)	$2.84

Weighted average number of shares outstanding	7,001	6,946	6,985	6,966
Dilutive effect of stock awards	-	119	-	95
Weighted average number of shares assuming dilution	7,001	7,065	6,985	7,061

See accompanying Notes to Condensed Consolidated Financial Statements.

Delta Apparel, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(Amounts in thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	June 2023	June 2022	June 2023	June 2022

Net (loss) earnings attributable to shareholders	$(6,287)	$6,240	$(16,841)	$20,023
Other comprehensive (loss) income related to unrealized (loss) gain on derivatives, net of income tax	(159)	186	(121)	779
Consolidated comprehensive (loss) income	$(6,446)	$6,426	$(16,962)	$20,802

See accompanying Notes to Condensed Consolidated Financial Statements.

Delta Apparel, Inc. and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity

(Amounts in thousands, except share amounts)

(Unaudited)

					Accumulated
			Additional		Other			Non-
	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Controlling
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Interest	Total
Balance as of September 2022	9,646,972	$96	$61,961	$166,600	$141	2,731,309	$(45,420)	$(656)	$182,722

Net loss	-	-	-	(3,565)	-	-	-	-	(3,565)
Other comprehensive income	-	-	-	-	69	-	-	-	69
Net loss attributable to non-controlling interest	-	-	-	-	-	-	-	(34)	(34)
Vested stock awards	-	-	(2,067)	-	-	(85,357)	1,524	-	(543)
Stock based compensation	-	-	665	-	-	-	-	-	665
Balance as of December 2022	9,646,972	$96	$60,559	$163,035	$210	2,645,952	$(43,896)	$(690)	$179,314

Net loss	-	-	-	(6,992)	-	-	-	-	(6,992)
Other comprehensive loss	-	-	-	-	(30)	-	-	-	(30)
Net loss attributable to non-controlling interest	-	-	-	-	-	-	-	(6)	(6)
Stock based compensation	-	-	353	-	-	-	-	-	353
Balance as of March 2023	9,646,972	$96	$60,912	$156,043	$180	2,645,952	$(43,896)	$(696)	$172,639

Net loss	-	-	-	(6,287)	-	-	-	-	(6,287)
Other comprehensive loss	-	-	-	-	(159)	-	-	-	(159)
Net loss attributable to non-controlling interest	-	-	-	-	-	-	-	(5)	(5)
Stock based compensation	-	-	536	-	-	-	-	-	536
Balance as of June 2023	9,646,972	$96	$61,448	$149,756	$21	2,645,952	$(43,896)	$(701)	$166,724

					Accumulated
			Additional		Other			Non-
	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Controlling
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Interest	Total
Balance as of September 2021	9,646,972	$96	$60,831	$146,860	$(786)	2,672,312	$(42,149)	$(658)	$164,194

Net income	-	-	-	3,645	-	-	-	-	3,645
Other comprehensive income	-	-	-	-	212	-	-	-	212
Net income attributable to non-controlling interest	-	-	-	-	-	-	-	25	25
Purchase of common stock	-	-	-	-	-	74,232	(2,143)	-	(2,143)
Vested stock awards	-	-	(1,766)	-	-	(76,460)	674	-	(1,092)
Stock based compensation	-	-	140	-	-	-	-	-	140
Balance as of December 2021	9,646,972	$96	$59,205	$150,505	$(574)	2,670,084	$(43,618)	$(633)	$164,981

Net income	-	-	-	10,137	-	-	-	-	10,137
Other comprehensive income	-	-	-	-	381	-	-	-	381
Net loss attributable to non-controlling interest	-	-	-	-	-	-	-	(11)	(11)
Vested stock awards	-	-	-	-	-	-	-	-	-
Purchase of common stock	-	-	-	-	-	28,015	(846)	-	(846)
Stock based compensation	-	-	714	-	-	-	-	-	714
Balance as of March 2022	9,646,972	$96	$59,919	$160,642	$(193)	2,698,099	$(44,464)	$(644)	$175,356

Net income	-	-	-	6,240	-	-	-	-	6,240
Other comprehensive income	-	-	-	-	186	-	-	-	186
Net loss attributable to non-controlling interest	-	-	-	-	-	-	-	(3)	(3)
Purchase of common stock	-	-	-	-	-	33,934	(968)	-	(968)
Stock based compensation	-	-	903	-	-	-	-	-	903
Balance as of June 2022	9,646,972	$96	$60,822	$166,882	$(7)	2,732,033	$(45,432)	$(647)	$181,714

See accompanying Notes to Condensed Consolidated Financial Statements.

Delta Apparel, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	Nine Months Ended
	June 2023	June 2022
Operating activities:
Consolidated net (loss) earnings	$(16,886)	$20,034
Adjustments to reconcile net (loss) earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	11,397	11,272
Amortization of deferred financing fees	519	244
Provision for inventory market reserves	(3,707)	1,484
Change in reserves for allowances on accounts receivable	(11)	(160)
(Benefit from) provision for deferred income taxes	(6,033)	488
Non-cash stock compensation	1,554	1,756
Loss on disposal of equipment	135	348
Loss on impairment	831	-
Other, net	(710)	(2,263)
Changes in operating assets and liabilities:
Accounts receivable	27,006	(1,251)
Inventories	26,049	(67,452)
Prepaid expenses and other current assets	(1,985)	602
Other non-current assets	2,023	199
Accounts payable	(19,524)	23,390
Accrued expenses	(9,816)	(1,737)
Net operating lease liabilities	268	409
Income taxes	(323)	264
Other liabilities	-	(1,049)
Net cash provided by (used in) operating activities	10,787	(13,422)
Investing activities:
Purchases of property and equipment	(3,551)	(10,931)
Proceeds from sale/leaseback	4,417	-
Proceeds from sale of equipment	19	33
Cash paid for intangible asset	-	(132)
Cash paid for business	-	(583)
Net cash used in investing activities	885	(11,613)
Financing activities:
Proceeds from long-term debt	363,438	411,600
Repayment of long-term debt	(367,723)	(383,919)
Repayment of finance lease obligations	(6,849)	(5,604)
Payment of deferred financing cost	-	(850)
Repurchase of common stock	-	(3,934)
Payment of withholding taxes on stock awards	(542)	(1,092)
Net cash (used in) provided by financing activities	(11,676)	16,201
Net decrease in cash and cash equivalents	(4)	(8,834)
Cash and cash equivalents at beginning of period	300	9,376
Cash and cash equivalents at end of period	$296	$542

Supplemental cash flow information
Finance lease assets exchanged for finance lease liabilities	$6,708	$10,381
Operating lease assets exchanged for operating lease liabilities	$11,039	$6,869

See accompanying Notes to Condensed Consolidated Financial Statements.

Delta Apparel, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note A— Description of Business and Basis of Presentation

Delta Apparel, Inc. (collectively with DTG2Go, LLC, Salt Life, LLC, M.J. Soffe, LLC, and other subsidiaries, "Delta Apparel," "we," "us," "our," or the "Company") is a vertically-integrated, international apparel company with approximately 7,100 employees worldwide. We design, manufacture, source, and market a diverse portfolio of core activewear and lifestyle apparel products under our primary brands of Salt Life®, Soffe®, and Delta. We are a market leader in the on-demand, digital print and fulfillment industry, bringing DTG2Go's proprietary technology and innovation to our customers' supply chains. We specialize in selling casual and athletic products through a variety of distribution channels and tiers, including outdoor and sporting goods retailers, independent and specialty stores, better department stores and mid-tier retailers, mass merchants, eRetailers, the U.S. military, and through our business-to-business digital platform. Our products are also made available direct-to-consumer on our ecommerce sites and in our branded retail stores. Our diversified go-to-market strategy allows us to capitalize on our strengths in providing activewear and lifestyle apparel products to a broad and evolving customer base whose shopping preferences may span multiple retail channels.

We design and internally manufacture the majority of our products, with more than 90% of the apparel units that we sell sewn in our own facilities. This allows us to offer a high degree of consistency and quality, leverage scale efficiencies, and react quickly to changes in trends within the marketplace. We have manufacturing operations located in the United States, El Salvador, Honduras, and Mexico, and we use domestic and foreign contractors as additional sources of production. Our distribution facilities are strategically located throughout the United States to better serve our customers with same-day shipping on our catalog products and weekly replenishments to retailers. We were incorporated in Georgia in 1999, and our headquarters is located in Duluth, Georgia. Our common stock trades on the NYSE American exchange under the symbol “DLA."

We operate on a 52-53 week fiscal year ending on the Saturday closest to September 30.  Our 2023 fiscal year is a 52-week year and will end on September 30, 2023 ("fiscal 2023"). Accordingly, this Quarterly Report on Form 10-Q presents our results for our third quarter of fiscal 2023. Our 2022 fiscal year was a 52-week year and ended on October 1, 2022 ("fiscal 2022").

For presentation purposes herein, all references to period ended relate to the following fiscal years and dates:

Period Ended	Fiscal Year	Date Ended
June 2022	Fiscal 2022	July 2, 2022
September 2022	Fiscal 2022	October 1, 2022
December 2022	Fiscal 2023	December 31, 2022
March 2023	Fiscal 2023	April 1, 2023
June 2023	Fiscal 2023	July 1, 2023

We prepared the accompanying interim Condensed Consolidated Financial Statements in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles ("U.S. GAAP") for complete financial statements. We believe these Condensed Consolidated Financial Statements include all normal recurring adjustments considered necessary for a fair presentation. Operating results for the three and nine months ended June 2023 are not necessarily indicative of the results that may be expected for our fiscal 2023. Although our various product lines are sold on a year-round basis, the demand for specific products or styles reflects some seasonality. By diversifying our product lines and go-to-market strategies over the years, we have reduced the overall seasonality of our business. Consumer demand for apparel is cyclical and dependent upon the overall level of demand for soft goods, which may or may not coincide with the overall level of discretionary consumer spending. These levels of demand change as regional, domestic and international economic conditions change. Therefore, the distribution of sales by quarter in fiscal 2023 may not be indicative of the distribution in future years. These Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and footnotes included in our Annual Report on Form 10-K for our fiscal 2022, filed with the United States Securities and Exchange Commission (“SEC”).

Our Condensed Consolidated Financial Statements include the accounts of Delta Apparel and its wholly-owned and majority-owned domestic and foreign subsidiaries. We apply the equity method of accounting for our investment in 31% of the outstanding capital stock of a Honduran company. During the nine months ended June 2023 and June 2022, we received dividends from this investment of $1.2 million and $1.1 million, respectively. Our Ceiba Textiles manufacturing facility is leased under an operating lease arrangement with this Honduran company. During the nine months ended June 2023 and June 2022, we paid approximately $1.3 million in rent under this arrangement.

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

Note D—Revenue Recognition

Our Condensed Consolidated Statements of Operations include revenue streams from retail sales at our branded retail stores; direct-to-consumer ecommerce sales on our consumer-facing websites; and sales from wholesale channels, which includes our business-to-business ecommerce and DTG2Go sales.  The table below identifies the amount and percentage of net sales by distribution channel (in thousands):

	Three Months Ended
	June 2023		June 2022
Retail	$4,830	5%	$4,412	3%
Direct-to-consumer ecommerce	1,870	2%	1,145	1%
Wholesale	99,619	93%	121,318	96%
Net sales	$106,319	100%	$126,875	100%

	Nine Months Ended
	June 2023		June 2022
Retail	$11,441	4%	$9,685	3%
Direct-to-consumer ecommerce	4,542	1%	3,199	1%
Wholesale	307,966	95%	356,435	96%
Net sales	$323,949	100%	$369,319	100%

The table below provides net sales by reportable segment and the percentage of net sales by distribution channel for each reportable segment (in thousands):

	Three Months Ended June 2023
	Net Sales	Retail	Direct-to-consumer ecommerce	Wholesale
Delta Group	$89,118	0.0%	0.4%	99.6%
Salt Life Group	17,201	28.0%	8.9%	63.1%
Total	$106,319

	Three Months Ended June 2022
	Net Sales	Retail	Direct-to-consumer ecommerce	Wholesale
Delta Group	$106,020	0.1%	0.4%	99.5%
Salt Life Group	20,855	20.8%	3.4%	75.8%
Total	$126,875

	Nine Months Ended June 2023
	Net Sales	Retail	Direct-to-consumer ecommerce	Wholesale
Delta Group	$277,471	0.1%	0.3%	99.6%
Salt Life Group	46,478	24.4%	8.2%	67.4%
Total	$323,949

	Nine Months Ended June 2022
	Net Sales	Retail	Direct-to-consumer ecommerce	Wholesale
Delta Group	$323,276	0.1%	0.3%	99.6%
Salt Life Group	46,043	20.3%	5.0%	74.7%
Total	$369,319

Note E—Inventories

Inventories, net of reserves of $14.0 million and $17.7 million as of June 2023 and September 2022, respectively, consisted of the following (in thousands):

	June 2023	September 2022
Raw materials	$20,500	$22,603
Work in process	18,684	23,501
Finished goods	187,012	202,434
	$226,196	$248,538

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

On June 2, 2022, the Borrowers entered into the Seventh Amendment to the Fifth Amended and Restated Credit Agreement with Wells Fargo and the other lenders set forth therein (the “Seventh Amendment”). The Seventh Amendment, (i) removes LIBOR based borrowing and utilizes SOFR (Secured Overnight Financing Rate) as the primary pricing structure, (ii) amends the pricing structure based on SOFR plus a CSA (Credit Spread Adjustment) defined as 10 bps for 1 month and 15 bps for 3-month tenors, (iii) sets the SOFR floor to 0 bps, (iv) reloads the fair market value of real estate and intellectual property within the borrowing base calculation and resets their respective amortization schedules, (v) sets the maturity date to 5 years from the closing date, and (vi) updates the requirement for our Fixed Charge Coverage Ratio (“FCCR”) for the preceding 12-month period to not be less than 1.0 (previously 1.1).

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

As of June 2023, we had $126.4 million outstanding under our U.S. revolving credit facility at an average interest rate of 7.8%. Our cash on hand combined with the availability under the U.S. revolving credit facility totaled $14.4 million. At  June 2023 and September 2022, there was $16.4 million and $24.9 million, respectively, of retained earnings free of restrictions to make cash dividend payments or stock repurchases to the extent permitted under our U.S. revolving credit facility.

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

El Salvador Debt

In September 2022, we entered into a new term loan with a five-year term with a principal amount of $3.0 million with Banco Ficohsa, a Panamanian bank, to finance investments in our El Salvador operations. This loan is secured by a first-priority lien on the assets of our El Salvador operations and is not guaranteed by our U.S. entities. The loan is denominated in U.S. dollars, and the carrying value of the debt approximates its fair value. Information about this loan and the outstanding balance as of March 2023 is listed as part of the long-term debt schedule below.

Additional information about these loans and the outstanding balances as of  June 2023 is as follows (in thousands):

June 2023
Revolving credit facility with Banco Ficohsa, a Honduran bank, with interest at 7.9%, due August 2025	$3,909
Term loan with Banco Ficohsa, a Honduran bank, interest at 7.75%, quarterly installments which began September 2021 and are due through December 2025.	5,072
Term loan with Banco Ficohsa, a Honduran bank, interest at 7.75%, quarterly installments which began March 2023 and are due through May 2027.	3,308
Term loan with Banco Ficohsa, a Panamanian bank, interest at the prevailing market rate within the Panamanian Banking Market, monthly installments which began October 2022 and are due through August 2027.	2,627

Note G—Selling, General and Administrative Expense

We include in selling, general and administrative ("SG&A") expenses the costs incurred subsequent to the receipt of finished goods at our distribution facilities, such as the cost of stocking, warehousing, picking, packing, and shipping goods for delivery to our customers. Distribution costs included in SG&A expenses totaled $5.2 million and $5.6 million for the June 2023 and June 2022 quarters, respectively. Distribution costs included in SG&A expenses totaled $16.3 million and $16.8 million for the nine months ended June 2023 and June 2022, respectively. In addition, SG&A expenses include costs related to sales associates, administrative personnel, advertising and marketing expenses, retail store build-outs, and other general and administrative expenses.

Note H—Stock-Based Compensation

On February 6, 2020, our shareholders approved the Delta Apparel, Inc. 2020 Stock Plan ("2020 Stock Plan") to replace the 2010 Stock Plan, which was previously re-approved by our shareholders on February 4, 2015, and was scheduled to expire by its terms on September 14, 2020. The purpose of the 2020 Stock Plan is to continue to give our Board of Directors and its Compensation Committee the ability to offer a variety of compensatory awards designed to enhance the Company’s long-term success by encouraging stock ownership among its executives, key employees and directors. Under the 2020 Stock Plan, the Compensation Committee of our Board of Directors has the authority to determine the employees and directors to whom awards may be granted, and the size and type of each award and manner in which such awards will vest. The awards available under the plan consist of stock options, stock appreciation rights, restricted stock, restricted stock units, performance stock, stock performance units, and other stock and cash awards. While employed by the Company or serving as a director, unvested awards become fully vested under certain circumstances as defined in the 2020 Stock Plan. Such circumstances include, but are not limited to, the participant’s death or disability. The Compensation Committee is authorized to establish the terms and conditions of awards granted under the 2020 Stock Plan, to establish, amend and rescind any rules and regulations relating to the 2020 Stock Plan, and to make any other determinations that it deems necessary. Similar to the 2010 Stock Plan, the 2020 Stock Plan limits the number of shares that may be covered by awards to any participant in a given calendar year and also limits the aggregate awards of restricted stock, restricted stock units and performance stock granted in a given calendar year. Shares are generally issued from treasury stock upon the vesting of the restricted stock units, performance units or other awards under the 2020 Stock Plan. On August 2, 2023, our Board of Directors, upon the recommendation of its Compensation Committee, approved a Declaration of Amendment to the 2020 Stock Plan. See Part II, Item 5 of this Quarterly Report on Form 10-Q for more information.

Compensation expense is recorded within SG&A in our Condensed Consolidated Statements of Operations over the vesting periods. During the June 2023 and June 2022 quarters, we recognized $0.6 million and $1.1 million in stock-based compensation expense, respectively. Associated with this compensation cost are income tax benefits recognized of $0.2 million and $0.2 million, respectively, for each of the three-month periods ended June 2023 and June 2022. During the nine-months ended June 2023 and June 2022, we recognized $1.6 million and $2.4 million respectively, in stock-based compensation expense. Associated with the compensation cost are income tax benefits recognized of $0.5 million and $0.4 million, respectively, for each of the nine-months periods ended June 2023 and June 2022.

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

As of June 2023, there was $2.0 million of total unrecognized compensation cost related to unvested awards granted under the 2020 Stock Plan. This cost is expected to be recognized over a period of 2.4 years.

Note I—Purchase Contracts

We have entered into agreements, and have fixed prices, to purchase yarn, finished fabric, and finished apparel and headwear products. At June 2023, minimum payments under these contracts were as follows (in thousands):

Yarn	$19,123
Finished fabric	1,952
Finished products	7,542
$28,617

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

DTG2Go is a market leader in the on-demand, direct-to-garment digital print and fulfillment industry, bringing technology and innovation to the supply chains of our many customers. Our ‘On-Demand DC’ digital solution provides retailers and brands with immediate access to utilize DTG2Go’s broad network of print and fulfillment facilities, while offering the scalability to integrate digital fulfillment within the customer's own distribution facilities. We use highly-automated factory processes and our proprietary software to deliver on-demand, digitally printed apparel direct to consumers on behalf of our customers. Via our multi-facility fulfillment footprint across the United States, DTG2Go offers a robust digital supply chain shipping custom graphic products within 24 to 48 hours to consumers in the United States and to over 100 countries internationally. DTG2Go has made significant investments in its “digital first” retail model providing digital graphic prints that meet the high-quality standards of brands, retailers and intellectual property holders. Through integration with Delta Activewear, DTG2Go also services the eRetailer, ad-specialty, promotional and screen print marketplaces, among others.

Delta Activewear is a preferred supplier of activewear apparel to regional and global brands as well as direct-to-retail and wholesale markets. The Activewear business is organized around three key customer channels – Delta Direct, Global Brands, and Retail Direct – that are distinct in their go-to-market strategies and how their respective customer bases source their various apparel needs. Our Delta Direct channel services the screen print, promotional, and eRetailer markets as well as retail licensing customers that sell through to many mid-tier and mass market retailers. Delta Direct products include a broad portfolio of apparel and accessories under the Delta, Delta Platinum, and Soffe brands as well as sourced items from select third party brands. Our fashion basics line includes our Platinum Collection, which offers fresh, fashionable silhouettes with a luxurious look and feel, as well as versatile fleece offerings. We offer innovative apparel products, including the Delta Dri line of performance shirts built with moisture-wicking material to keep athletes dry and comfortable; ringspun garments with superior comfort, style and durability; and Delta Soft, a collection with an incredible feel and price. We also offer our heritage, mid- and heavier-weight Delta Pro Weight® and Magnum Weight® tee shirts.

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

Our Global Brands channel serves as a key supply chain partner to large multi-national brands, major branded sportswear companies, trendy regional brands, and all branches of the United States armed forces, providing services ranging from custom product development to the shipment of branded products with “retail-ready” value-added services including embellishment, hangtags, and ticketing.

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

	Three Months Ended		Nine Months Ended
	June 2023	June 2022	June 2023	June 2022
Segment net sales:
Delta Group	$89,118	$106,020	$277,471	$323,276
Salt Life Group	17,201	20,855	46,478	46,043
Total net sales	$106,319	$126,875	$323,949	$369,319

Segment operating earnings:
Delta Group	$(3,616)	$10,701	$(10,974)	$33,557
Salt Life Group	1,642	3,574	6,509	7,037
Total segment operating (loss) earnings	$(1,974)	$14,275	$(4,465)	$40,594

The following table reconciles the segment operating (loss) earnings to the consolidated earnings before (benefit from) provision for income taxes (in thousands):

	Three Months Ended		Nine Months Ended
	June 2023	June 2022	June 2023	June 2022
Segment operating (loss) earnings	$(1,974)	$14,275	$(4,465)	$40,594
Unallocated corporate expenses	2,487	4,980	7,973	11,041
Unallocated interest expense	4,049	1,971	10,662	5,370
Consolidated (loss) earnings before (benefit from) provision for income taxes	$(8,510)	$7,324	$(23,100)	$24,183

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

Our effective income tax rate on operations for the nine-months ended June 2023 was 27.0% compared to a rate of 17.2% in the same period of the prior year, and an effective rate of 17.9% for fiscal 2022. We generally benefit from having income in foreign jurisdictions that are either exempt from income taxes or have tax rates that are lower than those in the United States. As such, changes in the mix of U.S. taxable income compared to profits in tax-free or lower-tax jurisdictions can have a significant impact on our overall effective tax rate. The current year tax expense decreased relative to prior periods due to US operating losses expected to generate a US tax benefit.

Note L—Derivatives and Fair Value Measurements

From time to time, we may use interest rate swaps or other instruments to manage our interest rate exposure and reduce the impact of future interest rate changes. These financial instruments are not used for trading or speculative purposes. We have designated our interest rate swap contracts as cash flow hedges of our future interest payments. As a result, the gains and losses on the swap contracts are reported as a component of other comprehensive income and are reclassified into interest expense as the related interest payments are made. As of  June 2023, all of our other comprehensive income was attributable to shareholders; none related to the non-controlling interest.  Outstanding instruments as of  June 2023 are as follows:

		Notional
	Effective Date	Amount	Fixed LIBOR Rate	Maturity Date
Interest Rate Swap	July 25, 2018	$20.0 million	3.18%	July 25, 2023

The following table summarizes the fair value and presentation in the Condensed Consolidated Balance Sheets for derivatives related to our interest swap agreements as of June 2023 and September 2022 (in thousands):

	June 2023	September 2022
Deferred tax assets	$(7)	$(48)
Other assets	28	189
Accumulated other comprehensive gain	$21	$141

From time to time, we may purchase cotton option contracts to economically hedge the risk related to market fluctuations in the cost of cotton used in our operations. We do not receive hedge accounting treatment for these derivatives. As such, the realized and unrealized gains and losses associated with them are recorded within cost of goods sold on the Condensed Consolidated Statement of Operations. No such cotton contracts were outstanding at  June 2023 and September 2022.

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

The following financial liabilities are measured at fair value on a recurring basis (in thousands):

		Fair Value Measurements Using
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Period Ended	Total	(Level 1)	(Level 2)	(Level 3)
Interest Rate Swaps
June 2023	$21	—	$21	—
September 2022	$141	—	$141	—

The fair value of the interest rate swap agreements was derived from a discounted cash flow analysis based on the terms of the contract and the forward interest rate curves adjusted for our credit risk, which fall in Level 2 of the fair value hierarchy. At June 2023 and September 2022, book value for fixed rate debt approximates fair value based on quoted market prices for the same or similar issues or on the current rates offered to us for debt of the same remaining maturities (a Level 2 fair value measurement).

Note M—Legal Proceedings

At times, we are party to various legal claims, actions and complaints. We believe that, as a result of legal defenses, insurance arrangements, and indemnification provisions with parties believed to be financially capable, such actions should not have a material adverse effect on our operations, financial condition, or liquidity.

Note N—Repurchase of Common Stock

As of September 28, 2019, our Board of Directors authorized management to use up to $60.0 million to repurchase stock in open market transactions under our Stock Repurchase Program. We did not purchase any shares of our common stock during the June 2023 quarter. Through June 2023, we have purchased 3,735,114 shares of our common stock for an aggregate of $56.4 million under our Stock Repurchase Program since its inception. All purchases were made at the discretion of management and pursuant to the safe harbor provisions of SEC Rule 10b-18. As of June 2023, $3.6 million remained available for future purchases under our Stock Repurchase Program, which does not have an expiration date.

Note O—Goodwill and Intangible Assets

Components of intangible assets consist of the following (in thousands):

	June 2023			September 2022
	Cost	Accumulated Amortization	Net Value	Cost	Accumulated Amortization	Net Value	Economic Life

Goodwill	$37,897	$—	$37,897	$37,897	$—	$37,897	N/A

Intangibles:
Tradename/trademarks	$16,000	$(5,251)	$10,749	$16,000	$(4,851)	$11,149	20 – 30 yrs
Customer relationships	7,400	(3,768)	3,632	7,400	(3,213)	4,187	20 yrs
Technology	10,083	(3,284)	6,799	10,083	(2,610)	7473	10 yrs
License agreements	2,100	(1,017)	1,083	2,100	(940)	1,160	15 – 30 yrs
Non-compete agreements	1,657	(1,656)	1	1,657	(1,600)	57	4 – 8.5 yrs
Total intangibles	$37,240	$(14,976)	$22,264	$37,240	$(13,214)	$24,026

Goodwill represents the acquired goodwill net of the $0.6 million impairment losses recorded in fiscal year 2011. As of June 2023, the Delta Group segment assets include $18.0 million of goodwill, and the Salt Life Group segment assets include $19.9 million of goodwill.

Depending on the type of intangible asset, amortization is recorded under cost of goods sold or selling, general and administrative expenses. Amortization expense for intangible assets for the June 2023 and June 2022 quarters was $0.6 million and $0.6 million, respectively. Amortization expense for the nine-months ended June 2023 and June 2022 was $1.8 million and $1.8 million, respectively. Amortization expense is estimated to be approximately $2.3 million for the year ended September 2023, approximately $2.3 million for each of the years ended September 2024 and 2025, and approximately $2.2 million for each of the years ended September 2026 and 2027.

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

Business Outlook

We are seeing indications of stabilizing demand in the activewear market and believe that the elevated inventory levels in the retail supply chain following last year’s heavy buying activity may be moderating. In addition, we continue to make steady progress towards a more normalized operating environment for our business, with our decision last year to reduce production levels to align with the lower demand environment and purchase less price-inflated cotton proving effective in positioning Delta Apparel for improved operating results going forward.

During our third quarter we were able to work through much of the trailing expense impacts of our curtailed production levels and last year’s historically high-priced cotton flowing through our cost of sales.  Our Activewear business, which houses our nearshore manufacturing platform and serves the channels hit hardest by the over-inventoried retail environment, was the most directly impacted by these unique cost-driving events. Now that we are inputting lower cotton cost in our inventory and running our manufacturing facilities at levels closer to capacity, we believe our Activewear business is well-positioned to take advantage of market improvements going forward.

We expect to complete a significant strategic initiative before the end of our fiscal year involving the transition of our more expensive offshore production capacity into our lower cost Central American platform. This initiative, along with several other recent restructuring activities, should generate annual cost savings of up to $6 million.  We also made substantial progress during the quarter on inventory and debt reduction initiatives intended to counteract the challenging operating environment seen in recent periods, including an approximately 20% reduction in inventory and an approximately 15% reduction in long-term debt from our most recent high points. We expect further inventory and debt reductions as we move through our fourth quarter and plan to continue to tightly manage our spending and reduce capital expenditures year-over-year.

Our Salt Life business continued to expand its direct-to-consumer footprint during the quarter, opening its 24th and 25th retail locations across the country.  Salt Life’s branded retail footprint now extends across nine states including California, Texas, Alabama, Georgia, Florida, South Carolina, Delaware, New Jersey and, most recently, two locations in New York.  In addition, Salt Life’s ecommerce business grew over 100% during the June quarter and achieved significant gains across key metrics including site traffic and conversion rates.  Salt Life’s four new retail locations in the Northeast U.S. market are a great example of  our omni-channel consumer strategy and data-driven approach to retail store site selection, with ecommerce order activity in New Jersey and New York and adjacent states consistently among the most active on our site in recent periods. We expect for Salt Life’s direct-to-consumer retail and ecommerce channels to continue to expand and anticipate additional sales growth at Salt Life going forward.

Our DTG2Go business recently achieved a variety of key milestones, including the recalibration of our entire “Digital First” technology fleet, a consumer satisfaction initiative involving the rationalization of size and color offerings within our “Digital First” channel, and the launch of a proprietary online portal geared towards quick reaction programs not suited for traditional decoration platforms. The gains flowing from these initiatives and the near-term demand creation opportunities from the new portal should provide a solid foundation for improved operating results and double-digit sales growth at DTG2Go going forward. Moreover, DTG2Go is poised to further capitalize on the ongoing digital disruption in the decorated apparel market through its industry-leading print capacity, nationwide fulfillment network, proprietary technology and processes, and vertical blank supply through Delta Direct.

With two very significant cost-driving trends now moving behind us and a streamlined cost structure in place moving ahead, Delta Apparel is in an excellent position to take advantage of favorable changes in demand as they arise across our five go-to-market channels. We expect to see steady improvement in our overall operating results as we close out our fourth quarter and move into our next fiscal year.  For fiscal year 2024, we currently anticipate net sales in a range of $410 to $425 million generating operating profit margins of 3.25% to 4.25%, with gross margins sequentially increasing into the low-to-mid 20% range and improving operating profit margins beginning in the second quarter, as well as revenue growth in the second half of the year.  We remain keenly focused on growth, profitability, and above all, creating value for shareholders for many years to come.

Results of Operations

Financial results included herein have been presented on a generally accepted accounting principles ("GAAP") basis and, in certain limited instances, we have presented our financial results on a GAAP and non-GAAP (“adjusted”) basis, which is further described in the sections entitled “Non-GAAP Financial Measures.”

Net sales were $106.3 million in the third quarter of fiscal 2023, a decline of 16% compared to the prior year third quarter net sales of $126.9 million.   For the first nine months, net sales were $323.9 million compared to prior year period net sales of $369.3 million.

Net sales in the Delta Group segment declined 16% to $89.1 million in the third quarter of fiscal 2023 compared to $106.0 million in the prior year third quarter. Delta Direct channel sales were down from the prior year but sequentially grew 9% from the March quarter. Retail Direct and Global Brand channel sales declined primarily due to customers being overstocked. Net sales  in the Delta Group segment for the first nine months of fiscal 2023 were $277.5 million, a 14% decrease from the prior year.

Net sales in the Salt Life Group segment for the third quarter of fiscal 2023 declined 18% to $17.2 million compared to $20.9 million in the prior year third quarter. Salt Life direct-to-consumer sales continued their strong growth trend with over 100% sales growth in ecommerce and 11% sales growth in the branded Salt Life stores over the prior year.  This was offset by lower wholesale sales year-over-year due to sales in the prior year quarter being skewed by significant sales shifting from the March quarter to the June quarter in connection with transportation delays. For the first nine months of 2023, net sales were $46.5 million, up $0.5 million from the prior year's net sales of $46.0 million.

Gross margins were 13.1% for the third quarter of fiscal 2023, a decline from 24.2% in the prior year third quarter driven by production curtailments to match manufacturing output with market demand as well as inflationary cotton costs (collectively "Production Curtailment & Cotton Costs"). Excluding these Production Curtailment & Cotton Costs, third quarter adjusted gross margins were 22.7%.  Gross margins for the first nine months were 13.5% compared to 23.6% in the prior year period, driven primarily by the Production Curtailment & Cotton Costs coupled with the impacts of the restructuring actions actions we undertook to better optimize our overall cost structure (collectively "Restructuring Costs").  Excluding the Production Curtailment & Cotton Costs and Restructuring Costs, adjusted gross margins for the first nine months were 22.7%.

The Delta Group segment gross margins were 5.9% for the third quarter of fiscal 2023 compared to 19.1% in the prior year third quarter. Excluding the Production Curtailment & Cotton Costs, adjusted gross margins were 17.4%. Gross margins for the first nine months of fiscal 2023 declined from 19.6% in the prior year to 6.5% in the current year. However, when excluding the Production Curtailment & Cotton Costs and Restructuring Costs we took earlier this year, Delta Group segment adjusted gross margins were 17.2%.

The Salt Life Group segment gross margins were 50.5% in the third quarter of fiscal 2023, an improvement of 30 basis points compared to 50.2% in the prior year third quarter resulting from a favorable mix of sales, including increased Salt Life branded retail store sales. For the first nine months of fiscal year 2023, gross margins grew to 55.4% of sales from 51.6% in the prior year.

Selling, general, and administrative expenses ("SG&A") were $18.5 million in the third quarter of fiscal 2023, or 17.4% of sales, compared to $22.4 million, or 17.7% of sales, in the prior year's third quarter.  The decrease in SG&A expenses of $3.9 million compared to the prior year third quarter was primarily driven by lower variable selling and distribution costs as well as lower compensation costs. SG&A expenses for the first nine months of fiscal 2023 were $56.7 million, or 17.5% of sales, compared to $59.6 million, or 16.1% of sales, in the prior year.

Other income for the 2023 and 2022 third fiscal quarters include profits related to our Green Valley Industrial Park equity method investment. Other income for the third fiscal quarter of 2022 also includes a valuation change in our contingent consideration liabilities of $0.8 million. Other income for the first nine months of fiscal 2023 includes a discrete gain of $2.5 million from the settlement of a commercial litigation matter recorded in the first quarter of fiscal 2023 as well as profits in our Honduran equity method investment, offset by costs incurred to better align our offshore manufacturing cost structure with market demand. Other income for the first nine months of fiscal 2022, included profits related to our Honduran equity method investment and a valuation adjustment of our contingent consideration.

Operating loss in the third quarter of fiscal 2023 was $4.5 million, or (4.2)% of sales. This is a decrease of 148.0% over the prior year third fiscal quarter's $9.3 million of operating profit. However, excluding the Production Curtailment & Cotton Costs, third quarter adjusted operating income was $5.8 million, or 5.5% of sales. Operating income for the first nine months of fiscal 2023 declined year-over-year from $29.6 million, or 8% of sales, to an operating loss of $12.4 million, or (3.8%) of  sales. However, excluding the Production Curtailment & Cotton Costs and Restructuring Costs, operating income was $20.5 million, or 6.3% of sales. For the first nine months of fiscal year 2022, operating income was $29.6 million.

The Delta Group segment experienced an operating loss of $3.6 million in the third fiscal quarter of 2023, or (4.1%) of net sales, compared to operating profit of $10.7 million, or 10.1% of net sales, in the prior year third quarter. Excluding the Production Curtailment & Cotton Costs, third quarter adjusted operating income was $6.7 million, or 7.5% of net sales. Operating loss was $11.0 million, or (4.0)% of sales, for the first nine months of fiscal 2023, compared to operating income of $33.6 million, or 10.4% of sales, in the prior year period.  However, excluding the Production Curtailment & Cotton Costs and Restructuring Costs, Delta Group segment adjusted operating income was $22.0 million, or 7.9% of sales.

The Salt Life Group segment achieved operating income of $1.6 million in the third fiscal quarter of 2023, or 9.6% of net sales, compared to $3.6 million, or 17% of net sales, in the prior year third quarter. The lower operating income was driven by lower sales volume and increased selling costs partially offset by increased gross margins as a percentage of sales.  For the first nine months of fiscal 2023, operating income was $6.6 million, or 14.1% of sales, compared to $7 million, or 15.3% of sales, in the prior year period.

Net interest expense for the third quarters of fiscal year 2023 and 2022 was $4.0 million and $2.0 million, respectively. Net interest expense for the first nine months of 2023 was $10.7 million compared to $5.4 million in the prior year first nine months. The increases in interest expense are over the prior year periods is primarily due to increased interest rates.

Our effective tax rate on operations for the nine-month period ended June 2023 was 27.0%. This compares to an effective tax rate of 17.2% for the same period in the prior year and 17.9% for the full fiscal year 2022. Changes in the mix of U.S. taxable income compared to profits in tax-free or lower-tax jurisdictions drove this change in our effective tax rate.

Net loss attributable to shareholders for the third fiscal quarter of 2023 was $6.3 million, or $0.90 per diluted share, compared to net income of $6.2 million, or $0.88 per diluted share, in the prior year. Excluding the Production Curtailment & Cotton Costs, third quarter adjusted net income was $1.2 million, or $0.17 per diluted share. Net loss attributable to shareholders for the first nine months of fiscal 2023 was $16.8 million, or $2.41 per diluted share, compared to net income of $20.0 million, or $2.84 per diluted share, in the prior year. However, excluding the Production Curtailment & Cotton Costs along with Restructuring Costs, adjusted net income was $7.2 million, or $1.02 per diluted share, for the first nine months of fiscal 2023.

Accounts receivable were $41.7 million at June 2023, compared to $68.2 million as of September 2022. Days sales outstanding ("DSO") as of June 2023 were 36 days compared to 52 days at September 2022.

Net inventory as of June 2023 was $226.2 million, a decrease of $22.3 million from September 2022. The inventory value is lower than both the prior third quarter and fiscal year end as a result of lower input costs impacting materials, transportation and labor combined with a decrease in units on hand.

Total net debt, including capital lease financing and cash on hand, was $166.2 million at June 2023, a decrease of $4.4 million from September 2022. Cash on hand and availability under our U.S. revolving credit facility totaled $14.4 million at June 2023, a $20.3 million decrease from September 2022 principally driven by investments in the business to support working capital needs and increased input costs due to inflationary pressures.

Non-GAAP Financial Measures

We provide all information required in accordance with U.S. GAAP, but we believe that evaluating our ongoing operating results may be difficult if limited to reviewing only U.S. GAAP financial measures. In an effort to provide investors with additional information regarding our results, we also provide non-GAAP information that management believes is useful to investors. We discuss gross margins, operating income and net income performance measures that are, for comparison purposes, adjusted to eliminate items or results stemming from discrete events. We do this because management uses these measures in evaluating our underlying performance on a consistent basis across periods. We also believe these measures are frequently used by securities analysts, investors and other interested parties in the evaluation of our ongoing performance. These non-GAAP measures have limitations as analytical tools, and securities analysts, investors and other interested parties should not consider any of these non-GAAP measures in isolation or as a substitute for analysis or our results as reported under U.S. GAAP. These non-GAAP measures may not be comparable to similarly titled measures used by other companies.

Reconciliation of GAAP gross margins to non-GAAP gross margins, GAAP operating income to non-GAAP operating income, and GAAP net income to non-GAAP net income are presented below. A description of the amounts excluded on a non-GAAP basis are provided in conjunction with the below information. Non-GAAP gross margin, non-GAAP operating income, and non-GAAP net income should be evaluated in light of the Company's financial statements prepared in accordance with GAAP.

Reconciliation of Gross Margin, Operating Income and Net Income to Non-GAAP Measures Adjusted Gross Margin, Adjusted Operating Income, and Adjusted Net Income

Unaudited

(in thousands)

	Three Months Ended		Nine Months Ended
	June 2023	June 2022	June 2023	June 2022

Gross Margin	$13,935	$30,693	$43,768	$87,219
Production Curtailment Costs (1)	3,340	-	7,589	-
Cotton Costs (2)	6,906	-	22,027	-
Adjusted Gross Margin	$24,181	$30,693	$73,384	$87,219
Percent of Sales	22.7%	24.2%	22.7%	23.6%

Operating (Loss) Income	$(4,461)	$9,295	$(12,438)	$29,553
Production Curtailment Costs (1)	3,340	-	7,589	-
Cotton Costs (2)	6,906	-	22,027	-
Restructuring Costs (3)	32	-	3,344	-
Adjusted Operating Income	$5,817	$9,295	$20,522	$29,553

Net (Loss) Income	$(6,287)	$6,240	$(16,841)	$20,023
Production Curtailment Costs (1)	3,340	-	7,589	-
Cotton Costs (2)	6,906	-	22,027	-
Restructuring Costs (3)	32	-	3.344	-
Tax Impact	(2,775)	-	(8,950)	-
Adjusted Operating Income	$1,216	$6,240	$7,169	$20,023

Reconciliation of Delta Group Segment Gross Margin and Operating Income to Delta Group Segment Adjusted Gross Margin and Adjusted Operating Income

Unaudited

(in thousands)

	Three Months Ended		Nine Months Ended
	June 2023	June 2022	June 2023	June 2022

Gross Margin	$5,254	$20,227	$18,013	$63,470
Production Curtailment Costs (1)	3,340	-	7,589	-
Cotton Costs (2)	6,906	-	22,027	-
Adjusted Gross Margin	$15,500	$20,227	$47,629	$63,470
Percent of Sales	17.4%	19.1%	17.2%	19.6%

Operating (Loss) Income	$(3,621)	$10,701	$(10,979)	$33,557
Production Curtailment Costs (1)	3,340	-	7,589	-
Cotton Costs (2)	6,906	-	22,027	-
Restructuring Costs (3)	32	-	3,344	-
Adjusted Operating Income	$6,657	$10,701	$21,981	$33,557
Percent of Sales	7.5%	10.1%	7.9%	10.4%

(1) Production Curtailment Costs consist of unabsorbed fixed costs, temporary unemployment benefit payments, and other expense items resulting from the Company's decision to reduce production levels to better align with the significantly reduced demand across the activewear industry due to high inventory levels stemming from the heavy replenishment activity following pandemic-related supply chain challenges.

(2) Cotton Costs consist of the amount of the cotton component of the Company's cost of sales in excess of the average price per pound of cotton over a recent 10-year period ($0.78 per pound) as well as a reasonable estimate of the additional cost for what the industry refers to as "basis" typically required to be purchased in connection with the delivery of cotton ($0.15 per pound). As such, Cotton Costs consist of the cotton component of the Company's cost of sales in excess of $0.93 per pound.

(3) Restructuring Costs consist of employee severance benefits paid in connection with the transition of our more expensive Mexico manufacturing capacity to our more efficient Central America manufacturing platform, employee severance benefits paid in connection of leadership restructuring, expenses incurred in connection with the closure of a legacy facility we acquired via acquisition and the absorption of the print capacity at that facility into our nationwide network of dual purpose digital print and blank garment distribution facilities, and additional cost items incurred from restructuring activities.

Liquidity and Capital Resources

Operating Cash Flows

Operating activities resulted in cash provided of $10.8 million for the nine months ended June 2023 compared to net cash used in operations of $13.4 million in the prior year period. The increase in cash provided by operating cash flows in the current year is due to a decline in inventory compared to the prior year build from increased input costs and manufacturing output. This was partially offset by decreased earnings in the business and change in the timing of payments to suppliers in the current period.

Investing Cash Flows

Cash outflows for capital expenditures were $3.5 million during the first nine months of 2023 compared to $11.6 million in the same period in the prior year. We anticipate our fiscal 2023 capital expenditures, including those financed under capital leases, to be approximately $8.0 million for fiscal 2023 and to be focused primarily on our information technology and direct-to-consumer investments, including additional Salt Life retail store openings.

Financing Activities

During the nine months ended June 2023, cash used in financing activities was $11.7 million and primarily related to repayments of debt partially offset by debt drawdowns to fund our operating activities, working capital needs, and certain capital investments offset by scheduled loan principal payments.

Future Liquidity and Capital Resources

See Note F – Debt to the Condensed Consolidated Financial Statements for discussion of our various financing arrangements, including the terms of our revolving U.S. credit facility.

Our credit facility, as well as cash flows from operations, are intended to fund our day-to-day working capital needs, and along with capital lease financing arrangements, to fund our planned capital expenditures. However, any material deterioration in our results of operations, may result in the loss of our ability to borrow under our U.S. revolving credit facility and to issue letters of credit to suppliers, or may cause the borrowing availability under that facility to be insufficient for our needs. Availability under our credit facility is primarily a function of the levels of our accounts receivable and inventory. A significant deterioration in our accounts receivable or inventory levels could restrict our ability to borrow additional funds or service our indebtedness. Our availability at June 2023 was above the applicable minimum thresholds specified in our credit agreement, and we were in compliance with the applicable EBITDA covenant minimum thresholds.

We currently believe that our results of operations should be sufficient to allow us to satisfy our liquidity needs and comply with the covenants in our U.S. revolving credit facility. Our ability to satisfy our liquidity needs and meet the covenants in our U.S. revolving credit facility is dependent upon our ability to achieve operating results that reflect improvement over our results for the nine months ended June 2023. Although we are currently in compliance with the applicable EBITDA covenant in our U.S. revolving credit facility as of June 2023, the minimum thresholds applicable to that covenant increase in the coming quarter. Means for improving our profitability include successfully meeting sales targets, expense management and the realization of pricing, productivity and efficiency initiatives, as well as increased production volumes, all of which may not be within our control. If we are unable to achieve the improved results required to comply with this covenant, we will need to pursue certain actions including, but not limited to, reducing capital expenditures for machinery & equipment and technology and seeking to implement additional cost reductions within the organization, all of which may not be within our control. Some of those actions might adversely affect our results of operations and financial performance.

Share Repurchase Program

We did not purchase any shares under our previously announced share repurchase program in the June 2023 quarter. The total amount repurchased during the life of the program is $56.4 million. At the end of the third quarter of fiscal 2023, we had $3.6 million of remaining repurchase capacity under our existing authorization.

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

Changes in Internal Control Over Financial Reporting

There were no changes during the June 2023 quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Amendment to Delta Apparel, Inc. 2020 Stock Plan to Include "Double Trigger" Vesting Provisions

On August 2, 2023 (“Effective Date”), the Board of Directors of Delta Apparel, Inc. (“Board”) approved the recommendation of the Compensation Committee of the Board (“Committee”) to enter into a Declaration of Amendment (“Amendment”) to the Delta Apparel, Inc. 2020 Stock Plan (“Plan”).  The Plan was approved by the shareholders on February 6, 2020, and filed as Exhibit 1 to Delta Apparel’s Proxy Statement filed on December 17, 2019.

The Amendment essentially operates to add “double trigger” vesting provisions to the Plan in the event of a Change in Control. More specifically, the Amendment replaces Section 9(c) of the Plan entirely with the following terms that apply to grants of Awards made to Participants after the Effective Date and in the event of a Change in Control: (i) to the extent a successor or surviving company does not assume or substitute an Award granted prior to the Change in Control, the Award shall become fully vested, exercisable (if applicable), earned and payable to the fullest extent of the original grant of the applicable Award, provided that, performance-based Awards shall be deemed earned at target unless otherwise provided in an individual Award Agreement; (ii) if a successor or surviving company assumes, continues, or substitutes an Award granted prior to the Change in Control on substantially similar terms and if the employment or Service of a Participant is terminated for Cause or Good Reason within one year after the effective date of the Change in Control, the Award will become fully vested, exercisable (if applicable), earned and payable to the fullest extent of the original grant of the applicable Award, provided that, performance-based Awards shall be deemed earned at target; (iii) definitions are provided for the terms Cause and Good Reason; and (iv) unless an individual Award Agreement states otherwise, if the Participant has entered into an employment agreement or similar agreement or arrangement, the Participant is entitled to the greater of benefits provided upon a Change in Control under the Plan or the respective employment agreement or similar agreement or arrangement. The Amendment also provides that Awards outstanding as of the Effective Date shall continue in accordance with their terms and are not affected by the Amendment.

The foregoing summary of the Amendment does not purport to be complete and is qualified in its entirety by reference to the text of the Amendment, which is filed herewith as Exhibit 10.1 to this Quarterly Report on Form 10-Q and which is incorporated herein by reference.

Item 6.	Exhibits

Exhibits

10.1	Exhibit 10.1 Declaration of Amendment of Delta Apparel, Inc. 2020 Stock Plan.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

DELTA APPAREL, INC. (Registrant)

Date	August 9, 2023	By:	/s/ Nancy P. Bubanich
Nancy P. Bubanich Chief Accounting Officer