Form 10-K
period 2023-09-30
DELTA APPAREL, INC
filed 2023-12-28
CIK 1101396

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Fiscal Year Ended September 30, 2023
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑.

Based on the closing price of the registrant’s common stock of $11.00 as quoted by the NYSE American on April 1, 2023, which is the last business day of the registrant’s most recently completed second quarter, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $69.8 million. Solely for purposes of this disclosure, shares of common stock held by executive officers and directors of the registrant as of such date have been excluded because such persons may be deemed to be affiliates.

The number of outstanding shares of the registrant’s common stock was 7,001,020 as of December 21, 2023.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant’s Annual Meeting of Shareholders is currently scheduled for February 8, 2024. Portions of the registrant’s Proxy Statement for its annual meeting are incorporated by reference in Part III of this Annual Report on Form 10-K where indicated. Such proxy statement will be filed with the Securities and Exchange Commission (“SEC”) within 120 days of the registrant’s fiscal year ended September 30, 2023.

Cautionary Note Regarding Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by or on behalf of the Company. We may from time to time make written or oral statements that are “forward-looking,” including statements contained in this report and other filings with the SEC, in our press releases, and in other reports to our shareholders. All statements, other than statements of historical fact, which address activities, events or developments that we expect or anticipate will or may occur in the future are forward-looking statements. The words “plan,” “estimate,” “project,” “forecast,” “outlook,” “anticipate,” “expect,” “intend,” “remain,” “seek,” “believe,” “may,” “will,” “see,” “should,” “aim,” “will likely result,” “will continue,” and similar expressions, and discussions of strategy or intentions, are intended to identify forward-looking statements.

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
●

the impact of the COVID-19 pandemic or the advent of similar pandemics or events on our operations, financial condition, liquidity, and capital investments, including labor shortages, inventory constraints, and supply chain disruptions;

●	significant interruptions or disruptions within our manufacturing, distribution or other operations;
●	deterioration in the financial condition of our customers and suppliers and changes in the operations and strategies of our customers and suppliers;
●	the volatility and uncertainty of cotton and other raw material prices and availability;
●	the competitive conditions in the apparel industry;
●	our ability to predict or react to changing consumer preferences or trends;
●	our ability to successfully open and operate new retail stores in a timely and cost-effective manner;
●	the ability to grow, achieve synergies and realize the expected profitability of acquisitions;
●	changes in economic, political or social stability at our offshore locations or in areas in which we, or our suppliers or vendors, operate;
●	our ability to attract and retain key management;
●	the volatility and uncertainty of energy, fuel and related costs;
●	material disruptions in our information systems related to our business operations;
●	compromises of our data security;
●	a cybersecurity incident or other disruptions in the availability of our computer systems or privacy breaches;
●	significant changes in our effective tax rate;
●	significant litigation in either domestic or international jurisdictions;
●	recalls, claims and negative publicity associated with product liability issues;
●	the ability to protect our trademarks and other intellectual property;
●	changes in international trade regulations;
●	our ability to comply with trade regulations;
●	changes in employment laws or regulations, our relationship with employees; or our ability to attract and retain employees;
●	negative publicity resulting from violations of manufacturing standards or labor laws or unethical business practices by our suppliers or independent contractors;
●	the inability of suppliers or other third-parties, including those providing properly functioning key equipment, transportation, and other services, to perform their obligations or fulfill the terms of their contracts with us;
●	restrictions on our ability to borrow capital or service our indebtedness;
●	interest rate fluctuations increasing our obligations under our variable rate indebtedness;
●	the ability to raise additional capital;
●	the impairment of acquired intangible assets;
●	foreign currency exchange rate fluctuations;
●	the illiquidity of our shares; and
●	price volatility in our shares and the general volatility of the stock market.

A detailed discussion of significant risk factors that have the potential to cause actual results to differ materially from our expectations is set forth in Part 1 under the subheading “Risk Factors.” Any forward-looking statements in this Annual Report on Form 10-K do not purport to be predictions of future events or circumstances and may not be realized. Further, any forward-looking statements are made only as of the date of this Annual Report on Form 10-K, and we do not undertake to publicly update or revise the forward-looking statements, except as required by the federal securities laws.

Part I

Item 1. Business

Overview

Delta Apparel, Inc. (collectively with DTG2Go, LLC; Salt Life, LLC; M.J. Soffe, LLC; and other subsidiaries, “Delta Apparel,” “we,” “us,” “our,” or “the Company”) is a vertically integrated, international apparel company with approximately 6,800 employees worldwide. We design, manufacture, source, and market a diverse portfolio of core activewear and lifestyle apparel products under our primary brands of Salt Life®, Soffe®, and Delta. We are a market leader in the on-demand, digital print and fulfillment industry, bringing DTG2Go’s proprietary technology and innovation to our customers’ supply chains. We specialize in selling casual and athletic products through a variety of distribution channels and tiers, including outdoor and sporting goods retailers, independent and specialty stores, better department stores and mid-tier retailers, mass merchants, eRetailers, the U.S. military, and through our business-to-business digital platform. Our products are also made available direct-to-consumer on our ecommerce sites and in our branded retail stores. Our diversified go-to-market strategy allows us to capitalize on our strengths to provide our activewear and lifestyle apparel products to a broad and evolving customer base whose shopping preferences may span multiple retail channels.

We design and internally manufacture the majority of our products with more than 90% of the apparel units that we sell sewn in our own facilities. This allows us to offer a high degree of consistency and quality, leverage scale efficiencies, and react quickly to changes in trends within the marketplace. We have manufacturing operations located in the United States, El Salvador, Honduras, and Mexico (our Mexico operations will cease early in our 2024 fiscal year in connection with our decision to close our sewing and screenprint operations there), and we use domestic and foreign contractors as additional sources of production. Our distribution facilities are strategically located throughout the United States to better serve our customers with same-day shipping on our catalog products and weekly replenishments to retailers.

We were incorporated in Georgia in 1999, and our headquarters is located in Duluth, Georgia. Our common stock trades on the NYSE American stock exchange under the symbol “DLA.” We operate on a 52- or 53-week fiscal year ending on the Saturday closest to September 30. All references to “2023” refer to the 52-week fiscal year ended September 30, 2023. All references to “2022” relate to the 52-week fiscal year ended October 1, 2022. We are filing as a smaller reporting company for 2023 as our public float was less than the applicable $250 million threshold on the last day of our second quarter.

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

Segments, Products, Brands, and Customers

Our operations are managed and reported in two reportable segments, Delta Group and Salt Life Group, which reflect the manner in which the business is managed and results are reviewed by the Chief Executive Officer, who is our chief operating decision maker.

Delta Group

The Delta Group is comprised of the following business units primarily focused on core activewear styles: DTG2Go and Delta Activewear.

DTG2Go
We are a market leader in the on-demand, direct-to-garment digital print and fulfillment industry, bringing technology and innovation to the supply chains of our many customers. Our ‘On-Demand DC’ digital solution provides retailers and brands with immediate access to utilize DTG2Go’s broad network of print and fulfillment facilities, while offering the scalability to integrate digital fulfillment within the customer’s own distribution facilities. We use highly-automated factory processes and our proprietary s oftware to deliver on-demand, digitally printed apparel direct to consumers on behalf of our customers. Via our seven fulfillment facilities throughout the United States, DTG2Go offers a robust digital supply chain, shipping custom graphic products within 24 to 48 hours to consumers in the United States and to many countries worldwide. DTG2Go has made significant investments in its “digital-first” retail model, providing digital graphic prints that meet the high-quality standards required for brands, retailers and intellectual property holders. Throughout fiscal year 2023, we continued to invest in research and development initiatives related to the setups, formulas and processes needed to serve our customers. Through integration with Delta Activewear, DTG2Go also services the eRetailer, ad-specialty, promotional and screen print marketplaces, among others.

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

Our Delta Direct channel services the screen print, promotional, and eRetailer markets as well as retail licensing customers that sell through to many mid-tier and mass market retailers. Delta Direct products include a broad portfolio of apparel and accessories under the Delta, Delta Platinum, and Soffe brands as well as sourced items from select third party brands. Our fashion basics line includes our Platinum Collection, which offers fresh, fashionable silhouettes with a luxurious look and feel, as well as versatile fleece offerings. We offer innovative apparel products including the Delta Dri line of performance shirts built with moisture-wicking material to keep athletes dry and comfortable; ringspun garments with superior comfort, style and durability; and Delta Soft, a collection with an incredible feel and price. We also offer our heritage, mid- and heavier-weight Delta Pro Weight® and Magnum Weight® tee shirts.

Our iconic Soffe brand offers activewear for spirit makers and record breakers and is widely known for the original “cheer short” with the signature roll-down waistband. Soffe carries a wide range of activewear for the entire family. Soffe’s heritage is anchored in the military, and we continue to be a proud supplier to both active duty and veteran United States military personnel worldwide. The Soffe men's assortment features the tagline “anchored in the military, grounded in training” and offers everything from physical training gear certified by the respective branches of the military, classic base layers that include the favored 3-pack tees, and the iconic “ranger panty.” Complementing our Delta and Soffe branded apparel, we provide our customers with a broad range of product categories from nationally recognized brands including polos, outerwear, headwear, bags, and other accessories. Our Soffe products are also available direct to consumers at www.soffe.com.

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

Salt Life Group

Salt Life

Salt Life is an authentic, aspirational lifestyle brand that represents a passion for the ocean, the salt air, and, more importantly, a way of life and all it offers, from surfing, fishing, and diving to beach fun and sun-soaked relaxation. Our apparel takes you from the boat to the beach and is constantly evolving to fit our customers’ needs. The Salt Life brand combines function and fashion with a tailored fit for the active lifestyles of those that “live the Salt Life.” With increased worldwide appeal, Salt Life has continued to provide the cotton graphic tees and logo decals that originally drove awareness for the brand and also expanded into performance apparel, swimwear, board shorts, sunglasses, bags, and accessories.

Our Salt Life business is organized around three Salt Life omnichannel markets - wholesale, ecommerce, and branded retail stores – that are distinct in their go-to-market strategies and how their respective customer bases source their various apparel needs. Salt Life’s wholesale channel allows consumers to seamlessly experience the Salt Life brand through one of our retail partners, which include surf shops, specialty stores, department stores, and outdoor merchants. Salt Life’s ecommerce channel allows customers to purchase merchandise by accessing our Salt Life ecommerce site at www.saltlife.com. Salt Life’s branded retail store channel allows customers to purchase merchandise at retail stores owned and operated by Salt Life. Salt Life’s branded retail store footprint now includes 27 locations spanning across the U.S. coastline from Southern California to Key West and up the eastern seaboard to Riverhead, New York.

See Note 13 to the Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operation” for additional information regarding reportable segments.

Manufacturing, Sourcing, and Distribution

The vast majority of our products are manufactured or sewn in facilities that we own or lease and operate to support both the Delta Group and Salt Life Group. To a lesser extent, we also use third-party contractors and suppliers to supplement our requirements. Our vertically integrated manufacturing operations include a textile facility and multiple sew and decoration facilities.

Our manufacturing operations begin with the purchase of yarn and other raw materials from third-party suppliers. We have operated with a supply agreement with Parkdale Mills, Inc. and Parkdale America, LLC (collectively “Parkdale”) to supply our yarn requirements since 2005, with our existing agreement running through December 31, 2024. Under that supply agreement, we purchase all of our yarn requirements for use in our manufacturing operations from Parkdale, excluding yarns that Parkdale does not manufacture or cannot manufacture due to temporary capacity constraints. The purchase price of yarn is based upon the cost of cotton, as reported by the New York Cotton Exchange, plus a fixed conversion cost. We set future cotton prices with purchase commitments as a component of the purchase price in advance of the shipment of finished yarn from Parkdale.

We manufacture fabrics in our leased textile facility located near San Pedro Sula, Honduras. In fiscal years 2023 and 2022, we manufactured approximately 60% and 80%, respectively, of the fabrics used in our internally produced garments. The manufacturing process continues at one of our five apparel manufacturing facilities where fabric is cut and sewn into finished garments. These owned or leased facilities are located domestically (two in North Carolina) and internationally (two in Honduras and one in El Salvador). In fiscal years 2023 and 2022, approximately 95% or more of our manufactured products were sewn in our owned or leased manufacturing facilities. The remaining products were sewn by third-party contractors located primarily in the Caribbean Basin. To supplement our internal manufacturing platform, we purchase products from third-party global suppliers. In fiscal years 2023 and 2022, we sourced less than 10% of our total products from third parties.

Many of the garments we produce will be decorated using screen printing or digital printing technology, and will be retail-packaged, including ticketing, hang tags, and hangers. These services can be performed domestically for quick-turn service or internationally in our El Salvador facility. We offer digital fulfillment services, powered by DTG2Go, at seven domestic facilities, including five such facilities that are integrated with Delta Group distribution centers. These facilities support our strategy of establishing integrated fulfillment locations that combine our DTG2Go state-of-the-art digital platform with our Delta Activewear supply of fashion and core basic garments. Furthermore, these facilities create a seamless nationwide footprint allowing us to reach the vast majority of all U.S. consumers within a two-day shipping window.

We operate seven distribution facilities strategically located throughout the United States that carry in-stock inventory for shipment to customers, with most shipments made via third-party carriers. To better serve customers, we allow products to be ordered by the piece, dozen, or full case quantity, and we aggressively leverage our strengths and efficiencies to meet the quick-turn needs of our customers. Because a significant portion of our business consists of at-once replenishment orders, we believe that backlog order levels do not provide a general indication of future sales.

See Item 2. Properties for more information about each of our primary manufacturing and distribution facilities.

Sales & Marketing

Our sales and marketing functions consist of both employed and independent sales representatives and agencies located throughout the country. Our sales teams service specialty and resort shops; department, mid-tier and mass retailers; sporting goods stores; eRetailers and the U.S. military, as well as other sales channels. Our brands leverage both in-house and outsourced marketing communication professionals to amplify their lifestyle statements.

The majority of our apparel products are produced based on forecasts to permit quick shipments to our customers; however, our custom programs are generally made only to order. During fiscal year 2023, we shipped our products to approximately 6,600 customers, many of whom have numerous retail doors. No single customer accounted for more than 10% of our sales in 2023 or 2022, and our strategy is to not become dependent on any single customer. Revenues attributable to sales of our products in foreign countries represented less than 1% of consolidated net sales in both fiscal years 2023 and 2022.

Trademarks and License Agreements

We own several well-recognized trademarks that are important to our business. Salt Life® is an authentic, aspirational lifestyle brand that embraces those who love the ocean and everything associated with living the “Salt Life.” Soffe® has stood for quality and value in the athletic and activewear market for more than 60 years. Our other registered trademarks include Intensity Athletics®, Kudzu®, Pro Weight®, Magnum Weight®, and the Delta Design logo trademark. Our trademarks are valuable assets that differentiate the marketing of our products. We vigorously protect our trademarks and other intellectual property rights against infringement. While our strategy is to own the intellectual property we use within our business, we are an official intellectual property licensee for branches of the United States military which we operate within our Soffe branded business. We believe these license agreements are important given the military heritage of Soffe.

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

The focus on reducing our overall energy intensity is driven by our goal to establish an energy efficient operation and reduce greenhouse gas emissions, which will contribute to lowering our operating costs as well as reducing our carbon footprint. The operations at our Ceiba Textiles facility in Honduras account for a significant portion of the fuel and electricity used in our manufacturing network and, as such, are our largest contributors of carbon dioxide (CO2) emissions. In May 2022 Ceiba Textiles began receiving 100% clean, renewable energy from a 14.7-megawatt solar power array installed by the industrial park in which the facility is located. This new solar installation significantly reduces dependence on oil, coal, and natural gas for electricity production. Not only is solar energy sustainable, it does not emit greenhouse gases, air, or water pollution when producing electricity, contributing to our goal to establish an energy efficient operation and reduce greenhouse gas emissions. As a result of the solar power array installation, electricity usage at Ceiba Textiles during 2023 was reduced by 30.8% when compared to our 2018 baseline, which was the year we first began collecting data.

When comparing total greenhouse gas emissions in 2023 to our 2018 baseline year, we reduced our total emissions by 26.7%. This reduction avoids the equivalent of 12,634 metric tons of CO2 emissions, which is comparable to the electricity used by approximately 2,458 homes for one year or the carbon sequestered by 15,066 acres of U.S. forest in one year.

In recent years we implemented several energy efficiency projects such as installing a heat exchanger at our Ceiba Textiles facility that plays an essential role in reducing the environmental impact of manufacturing processes by recovering and reusing energy. We also continue to replace compact florescent light bulbs with LED lighting, which is known to emit less heat and use less energy than conventional bulbs, decrease the temperature on factory floors, and thus raise productivity, particularly on hot days. In the sewing area, we improved the performance of our sewing machines by installing new motors that use significantly less energy due to advanced technology. In the knitting operations area, we modified the cooling system to turn off automatically when the outside temperature and humidity reach the optimum environment inside.

In 2022 we removed 27 older model circular knitting machines and installed 18 large capacity knitting machines. Each new machine is much more energy efficient in addition to being more productive, with each machine capable of knitting one and one-half times more greige fabric in less time than one of the older knitting machines. These large capacity knitting machines were directly responsible for reducing our electricity usage by approximately 360,539 kilowatt-hours in 2023.

Additional energy saving initiatives at Ceiba Textiles included the 2022 installation of a new steam textile dryer that replaced two existing thermal oil dryers. The steam dryer is capable of drying 66% more pounds of fabric per week than the thermal dryers and uses 25% less energy. During 2023, the steam dryer was responsible for reducing our electricity usage by approximately 239,742 kilowatt-hours. Together, these two energy-saving initiatives reduced our total electricity usage by 600,281 kilowatt-hours and avoided 425 metric tons of carbon dioxide (CO2) emissions, which is comparable to the carbon sequestered by 507 acres of forest in one full year.

Managing Water

Water is one of the world’s most precious and vital resources. Access to water is essential to Delta Apparel’s manufacturing operations, and we are committed to managing our water use in an efficient and responsible manner. Treating textile wastewater is necessary not only to protect the local ecosystems, but also to make the recycled water available to reuse in manufacturing processes or irrigation. To properly treat problematic substances before the water is discharged, our vertically integrated manufacturing facilities, as well as our third-party fabric suppliers, must comply with wastewater discharge requirements through currently active licenses and permits issued by local governments. In each of the last five years, none of our wastewater treatment facilities have received a compliance citation or violation.

During manufacturing the most significant amount of water consumption occurs during the fabric washing, dyeing, and rinsing processes. To reduce our water consumption at Ceiba Textiles, we implemented a system in 2018 that reuses the leftover dye water in future batches of similar-colored fabric. This system saves approximately four million gallons or 15,000 cubic meters of water per year while maintaining the quality of our dyed fabrics. We also improved our dye formulas to further reduce water consumption and reduce the amount of contaminates remaining in the wastewater. In 2023, water intensity rose 2.6% against our 2018 baseline, which was mainly due to reduced fabric production, as absolute water consumption from all locations was down 26.6% compared to our 2018 baseline.

Wastewater from Ceiba Textiles is transferred to the Green Valley water treatment facility, which operates on an environmental license issued by the Honduras Ministry of Energy, Natural Resources, Environment, and Mines. Over 87% of our 2023 water consumption at Ceiba Textiles was recycled. The Green Valley wastewater treatment facility uses the industry standard primary, secondary, and tertiary water treatment methods based on the types of effluents being discharged as well as regulatory and environmental standards. Treatment procedures are also in place to neutralize and remove additional substances that may potentially be harmful, but are not necessarily regulated. The following information describes the primary, secondary, and tertiary water treatment methods:

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

Managing Waste

Our waste management strategy is to reduce, reuse, and recycle, which increases the likelihood that the waste materials we generate during the manufacturing process never reach landfills, lakes, rivers, streams, or municipal water systems. We are committed to full compliance with local, regional, and national environmental laws and regulations in the countries in which we operate, including as they relate to responsible recycling and disposal of hazardous and non-hazardous waste.

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

●	Our offshore screen-printing facilities recycle colors of ink that remain at the end of a production project for use in future production. In one year, this recycling program can recover as much as 75% of the residual plastisol ink and 50% of the residual water-based ink that otherwise would have been discarded.

●

All of our manufacturing, sewing, and distribution facilities participate in cardboard recycling programs. Each facility flattens and places all cardboard in an outside container for recycling companies to then collect on a regular schedule.

Using Safe Chemistry

Textile operations use various chemicals, cleaners, dyes, and inks throughout the manufacturing, finishing, and decorating processes. We strive to use non-hazardous, bioeliminable ingredients in our apparel products and throughout our manufacturing processes to protect the safety of our customers and employees as well as reduce negative impacts on the environment. For example, our DTG2Go digital printing facilities use water-based biodegradable inks that are 100% non-hazardous and adhere to strict human health and environmental standards.

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

The dyes and chemicals used in our manufacturing facilities are tested annually by a third-party laboratory that uses a scoring system to determine the level of compliance. Since 2017 we have maintained a “Green” status, which is the highest level of compliance. Annual tests are also conducted by a third-party laboratory to ensure our compliance with The Consumer Product Safety Improvement Act (“CPSIA”) of 2008 and The Safe Drinking Water and Toxic Enforcement Act of 1986 (“Proposition 65 of California State Law”) as well as our adherence to any customer-supplied RSL. Our manufacturing employees are provided training on compliance with our RSL as well as training on how to safely handle potentially hazardous substances throughout the manufacturing process.

It is also important to us that all of our significant third-party yarn and fabric suppliers share our high compliance standards and operate in a legal and responsible manner. We require these suppliers to provide, at least annually, certification or self-declaration documents that demonstrate compliance with industry standard parameters for safe chemistry. We take immediate corrective actions in instances where non-compliance may be identified.

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

The vast majority of the yarn we use in our textile operations is sourced from Parkdale Mills, whose products are independently certified to Standard 100 by OEKO-TEX. In addition, our significant suppliers of external fabric are certified to Standard 100 by OEKO-TEX.

We purchase cotton from Parkdale Mills based upon the price reported by the New York Cotton Exchange at the time we enter into a purchase commitment, along with a fixed conversion cost. Cotton pricing is impacted by weather, consumer demand, commodities market speculation, inflation, labor and transportation costs, and other variable factors beyond our control. As such, we are subject to the risk of fluctuating cotton prices, with sudden price decreases potentially resulting in our inventory costs exceeding the cost of new production, which may result in downward selling price pressures and a negative impact to profitability. We take measures designed to mitigate these risks including hedging and forward purchase commitment strategies, production volume adjustments, price increases and other strategies. In addition to risks related to pricing, we are also subject to availability risks with respect to cotton. If Parkdale Mills is unable to provide us with our cotton and poly cotton yarn requirements, we may need to obtain yarn from alternative sources who may not be amenable to short-term arrangements with terms similar to those we have with Parkdale Mills. In addition, we may not be able to obtain sufficient quantities of U.S. yarn from alternative sources, which could require us to use cotton grown with lower quality and/or environmental sustainability characteristics and potentially require us to adjust manufacturing levels. We purchased approximately 13,276 metric tons of yarn during our fiscal year 2023.

Monitoring Progress

We use the Sustainable Apparel Coalition’s Higg Index to measure the environmental impact of all our offshore manufacturing facilities and the facilities of our key external fabric suppliers. The Higg Index tool provides transparency of our efforts to reduce our environmental impact, and it identifies areas for continued improvement. Our Ceiba Textiles facility has been using this tool for several years, and our 2022 self-assessment resulted in a total score in the upper quartile as compared to our industry competitors. Our most recent self-assessment was completed in April 2023 and the results will be available in April 2024. We retain the services of an external consultant to verify our assessments for a sample of facilities and to provide guidance for any areas of improvement.

Social Responsibility and Human Capital Management

Our employees are our most important and valuable asset. Our diverse and talented workforce helps drive our culture of high performance, close teamwork, and deep caring for each other across geographies and functions. We have an impact on the lives of over 6,800 employees across the globe as well as their families and communities. We support the livelihoods of our people through competitive wages and benefits, providing them with a safe and healthy workspace, supporting the communities in which they live, and, most importantly, treating all employees with dignity and respect.

Our People

The table below provides an overview of the approximate number of our employees by geographic location as well as the tenure of that employee base as of September 2023:

			Tenure
Country	Number of Employees	5 Years or Less	6 - 10 Years	10 Years or More
El Salvador	2,871	54%	24%	22%
Honduras	2,593	46%	30%	24%
Mexico	357	41%	17%	42%
United States	990	70%	10%	20%
Total	6,811	53%	24%	23%

Our employee base fluctuates based on seasonal labor requirements within our distribution and fulfillment centers, as well as based on production levels within our manufacturing facilities. These personnel changes generally trend with the overall demand for our products and services.

Approximately 90% of the employees at two of our facilities in San Pedro Sula, Honduras, are party to multi-year collective bargaining agreements. We have historically conducted our operations without significant labor disruptions and believe that our relations with our employees are positive.

The table below provides an overview of the approximate percentage of employees by gender and region as of September 2023.

Region	Male	Female
Offshore	49%	51%
United States	36%	64%
Total	47%	53%

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

In recognition of the importance of raising the standard of living in certain communities in which we operate, we provide additional benefits such as free onsite medical care from fully licensed physicians and nurses that encompass clinics and wellness programs. In these locations, we also provide subsidized meal assistance as well as free transportation to and from our facilities.

We invest in the professional development of our employees through various training programs. In 2023, we provided more than 114,000 hours of professional development and safety training for our employees.

Health and Safety

Our responsibility is to provide our employees with a safe and healthy work environment that meets or exceeds applicable environmental and health and safety laws and regulations. All of our manufacturing facilities in El Salvador, Honduras, and Mexico are Worldwide Responsible Accredited Production (“WRAP”) certified. We are a Category C affiliate with the Fair Labor Association (“FLA”), an organization that supports human rights compliance monitoring for our plants and our third-party contractors.

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

We are proud that our safety records are consistently better than OSHA’s benchmarks for the apparel manufacturing sector. For example, Delta Apparel’s 2023 incident rate for total recordable cases was 0.2% compared to the apparel industry average incident rate of 1.7%.

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

Monitoring

We conduct annual audits of our internal manufacturing facilities as well as our significant third-party fabric suppliers to evaluate compliance with the FLA Workplace Code of Conduct. These audits cover labor topics such as forced or child labor, compensation policies, and nondiscrimination, as well as environmental health and safety topics such as fire safety, processes for safe chemistry, and environmental permits. These audits are important in identifying and preventing human rights and environmental health and safety violations.

The annual audits are conducted by Delta Apparel employees in our human resources or compliance departments, and they follow predefined audit programs and checklists that involve a mix of in-person site visits and walkthroughs of the facility, observations of processes, interviews with employees, and inspection of records and applicable permits. The audit results are documented with supporting photographs for any non-conformance findings. The internal auditors then report the findings to management, including the recommended corrective actions and the date by which the corrective actions must be complete. The audits performed in 2023 resulted in no priority non-conformance findings, defined as severe violations of code of conduct in the areas of labor or environmental health and safety. For minor violations identified, we put corrective action plans in place to remediate the findings.

Community Outreach

Delta Apparel is committed to giving back to the communities where our employees live and work through volunteer service and community outreach. In 2023, our employees were involved in programs to promote environmental responsibility and improve the way of life for nearby communities. For example, Salt Life sponsored a number of national organizations, in addition to offering a variety of t-shirts for which donations were collected for various relief efforts. In addition, our U.S. employees were directly involved with the community through both the donation of merchandise to fundraisers and sponsorship of individual volunteer efforts with nearby organizations. Additionally, our offshore employees in Mexico and Honduras were involved in numerous activities throughout the year including the following:

●	For the second year, our Honduras sewing facilities donated groceries, toys, and clothes to the San Raphael Orphanage located in Villanueva, Cortes. The San Raphael Orphanage provides housing and education for approximately 90 children.

●	Employees from Delta Honduras visited the Arturo Castro Kindergarten located in San Antonio de Cortes and cleaned the green areas, painted restrooms and classrooms, repaired benches, and donated two trash cans. Approximately 17% of the school’s population are children of Delta Honduras and Delta Cortes employees. Employees also visited the Jose Trinidad Cabañas School in Villanueva, Cortes and cleaned the green areas and donated cleaning supplies for the restrooms. Approximately 5% of the school’s population are children of Delta Honduras and Delta Cortes employees. Additionally, employees from Delta Honduras rehabilitated the restroom area for the local fire station that serves the community near the Delta Honduras sewing facility.

●	Delta Cortes employees reforested the green areas and donated trash cans for the Church of God in Villanueva, Cortes. During the activity, the team also organized games and donated toys and candy for the children. Approximately 2% of the church population are Delta Honduras and Delta Cortes employees. Employees from Delta Cortes also reforested the green areas at the Union and Effort School in Villanueva, Cortes. The team donated and installed trash cans, and donated cleaning supplies for the restroom area. Approximately 5% of the school population are children of Delta Honduras and Delta Cortes employees.

●	Employees at Ceiba Textiles donated a gas-powered trimmer and brush cutter to the Quimistán Municipal Environmental Unit to support the maintenance of the area reforested as a result of the annual “United for a Greener Honduras” campaign in which Ceiba Textiles employees previously participated. Reforestation in this area of western Honduras was a critical factor in increasing the region’s water retention capacity as it reduced the impact to nearby communities when rivers would overflow during the rain and hurricane seasons. In addition, Ceiba Textiles employees donated toys, snacks, and sodas in celebration of Children’s Day at the Pedro Nufio School located in Tierra Amarilla, Santa Barbara and the Benjamin Trochez School located in Pinalejo, Santa Barbara. Approximately 23% of Ceiba Textiles employees reside in these towns.

●	Mexico employees donated toys, snacks, and sodas in celebration of Children’s Day in the towns of Hampolol and Xkeulil, Campeche. Approximately 4% of Mexico employees reside in the towns of Hampolol and Xkeulil. Mexico employees also donated t-shirts in support of the campaign at the Women’s Institute of Campeche (Instituto de la Mujer del Estado de Campeche) to end violence against women. The Women’s Institute provides legal, psychological, and medical care services to more than 29,000 people in the state of Campeche.

Competition

As a vertically integrated apparel company, we have numerous competitors in both domestic and international markets, many of which are larger and have more brand recognition and greater marketing budgets. Some of these competitors may benefit from lower production costs that can result from greater operational scale, a differing supply chain footprint, or trade-related agreements and other macroeconomic factors that may enable them to compete more effectively.

Competition in our Delta Group segment is generally based upon price, service, delivery time, and quality, with the relative importance of each factor dependent upon the needs of the particular customer and the specific product offering. Our Delta Direct products generally are highly price competitive, and competitor actions can greatly influence pricing and demand for our products. While price is still important in our Global Brands and Retail Direct channels, quality and service are generally more important factors for customer choice. Our ability to consistently service the needs of our Global Brand and Retail Direct customers greatly impacts future business in these channels. We believe our U.S. market-adjacent manufacturing platform enables us to compete effectively by providing an outlet for customers to diversify their sourcing footprints and reduce time to market. Furthermore, as an integrated entity with design, manufacturing, sourcing, and marketing capabilities, we believe the interdependencies within our portfolio provide cost, quality, and speed-to-market advantages that enable us to be more competitive.

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

Seasonality

Although our various product lines are sold on a year-round basis, the demand for specific products or styles reflects some seasonality. By diversifying our product lines and go-to-market strategies over the years, we have reduced the overall seasonality of our business. Consumer demand for apparel is cyclical and dependent upon the overall level of demand for soft goods, which may or may not coincide with the overall level of discretionary consumer spending. These levels of demand change as regional, domestic and international economic conditions change. Therefore, the distribution of sales by quarter in fiscal year 2023 may not be indicative of the distribution in future years.

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

Risks Related to our Strategy

Our future success depends in part on our ability to successfully implement our strategic plan and achieve our business strategies.

We continue to focus on strategic initiatives designed to enhance our capabilities, strengthen the foundation of our Company, and accelerate profitable growth across our business segments. There can be no assurance that these or other future strategic initiatives will be successful to the extent we expect, or at all. Additionally, we are investing resources in these initiatives and the costs of the initiatives may outweigh their benefits. If we miscalculate the resources we need to complete these strategic initiatives or fail to implement them effectively, our business and operating results could be adversely affected.

Our strategy to grow our direct-to-consumer retail business depends upon our ability to successfully open and operate new stores in a timely and cost-effective manner.

Our strategy to grow our “brick and mortar” retail footprint depends on many factors including, among others, our ability to: identify desirable store locations; negotiate acceptable lease terms; hire, train and retain a growing workforce of store managers, sales associates and other personnel; successfully integrate new stores into our existing control structure and operations, including our information technology systems; and coordinate well with our digital platforms and wholesale customers to minimize the competition within our sales channels. As we expand into new geographic areas, we need to successfully identify and satisfy the consumer preferences in these areas. In addition, we need to address competitive, merchandising, marketing, distribution and other challenges encountered in connection with any expansion. Finally, we cannot ensure that any newly-opened stores will be received as well as, or achieve net sales or profitability levels comparable to those of, our existing stores in our estimated time periods, or at all. If our stores fail to achieve, or are unable to sustain, acceptable net sales and profitability levels, our business overall may be materially harmed, and we may incur significant costs associated with closing or relocating stores.

The apparel industry is highly competitive, and we face significant competitive threats to our business.

The market for activewear apparel and the related accessory and other items we provide is highly competitive and includes many new participants as well as increased competition from established companies, some of which are larger or more diversified and may have greater financial resources. Many of our competitors also have larger sales forces, stronger brand recognition among consumers, bigger advertising budgets, and/or greater economies of scale. We compete with these companies primarily on the basis of price, quality, service and brand recognition, all of which are important competitive factors in the apparel industry. Our ability to maintain our competitive edge depends upon these factors, as well as our ability to deliver new products at the best value for the customer, maintain positive brand recognition, and obtain sufficient retail floor space and effective product presentation at retail.  If we are unable to compete successfully with our competitors, our business and results of operations will be adversely affected.

The availability of our key raw materials or raw material price volatility may interrupt our supply chains and materially harm our business.

Cotton is the primary raw material used in the manufacture of our apparel products. As is the case with other commodities, the price of cotton fluctuates and is affected by weather, consumer demand, speculation on the commodities market, inflation, the cost of labor and transportation, and other factors that are generally unpredictable and beyond our control. As described under the heading “Manufacturing, Sourcing, and Distribution,” the price of yarn purchased from Parkdale, our key supplier, is based upon the cost of cotton plus a fixed conversion cost. We set future cotton prices with purchase commitments as a component of the purchase price of yarn in advance of the shipment of finished yarn from Parkdale. Prices are set according to prevailing prices, as reported by the New York Cotton Exchange, at the time we enter into the commitments. Thus, we are subject to the commodity risk of cotton prices and cotton price movements, which could result in unfavorable yarn pricing for us. In the past, the Company, and the apparel industry as a whole, has experienced periods of increased cotton costs and price volatility.  By way of example, the price of cotton per pound increased almost 50% in a five-month period and reached a high of over $1.50 in our fiscal year 2022.  In some instances, we were unable to pass through these higher costs to our customers, with the gross margins in our Activewear and other businesses negatively impacted as a result.  In addition, sudden decreases in the price of cotton and other raw materials may result in the cost of inventory exceeding the cost of new production, which may result in downward selling price pressures, negatively impacting the gross margins in our Activewear and other businesses by significant amounts.

Additionally, if Parkdale’s operations are disrupted and Parkdale is not able to provide us with our yarn requirements, we may need to obtain yarn from alternative sources. We may not be able to enter into short-term arrangements with substitute suppliers on terms as favorable as our current terms with Parkdale, which could negatively affect our business. In addition, we may not be able to obtain sufficient quantities of yarn from alternative sources, which could require us to adjust manufacturing levels, negatively impacting our business and results of operations.

Our operations also require significant amounts of dyes and chemicals that we purchase from several third-party suppliers. While historically we have not had difficulty obtaining sufficient quantities of dyes and chemicals for manufacturing, the availability of products can change, which could require us to adjust dye and chemical formulations. In certain instances, these adjustments can increase manufacturing costs, negatively impacting our business and results of operations.

Our success depends, in part, on our ability to predict or effectively react to changing consumer preferences and trends.

The success of our businesses depends on our ability to anticipate and respond quickly to changing consumer demand and preferences in apparel and other items we provide. We believe that our brands are recognized by consumers across many demographics and geographies. The popularity of particular products can change significantly from year-to-year based on prevailing fashion trends (particularly in our lifestyle businesses) and on other factors and, accordingly, our ability to adapt to fashion trends in designing products is important to the success of our brands. If we are unable to quickly adapt to changes in consumer preferences in the design of our products, our results of operations could be adversely affected.  Moreover, because we and our customers project demand for our products based on estimated sales and fashion trends, the actual demand for our products sometimes falls short of what was projected.  This can lead to higher inventory levels than desired.  Excess inventory levels increase our working capital needs, and sometimes excess inventory must be sold at discounted prices, all of which could have an adverse impact on our business, financial condition and results of operations.

If our advertising, marketing and promotional programs are ineffective, or if our competitors are more effective with their programs, our sales could be negatively affected.

Ineffective marketing, advertising and promotional programs could inhibit our ability to maintain brand relevance and could ultimately decrease sales. While we market our products and attract customers, some of our competitors may expend more for their programs than we do, or use different approaches than we do that prove more successful, any of which may provide them with a competitive advantage. If our programs are not effective or require increased expenditures that are not offset by increased sales, our revenue and results of operations could be negatively impacted.

Risks Related to our Operations

The COVID-19 pandemic has had a material adverse effect on our ability to operate, results of operations, financial condition, liquidity, and capital investments, and it or any other global or regional pandemic or similar event could have material adverse impacts on our business going forward.

The COVID-19 pandemic adversely effected our performance, results of operations, financial condition, liquidity, and capital investments and also impacted all regions around the world, resulting in restrictions and shutdowns implemented by national, state, and local authorities. During our fiscal year 2020, these requirements resulted in temporary closures of all of our branded retail locations and our manufacturing facilities in El Salvador, Honduras Mexico, and North Carolina. Many of our customers and suppliers also faced these and other challenges, which resulted in supply chain and logistic constraints, closure of certain third-party manufacturers and increased freight costs at various stages of the pandemic. Any further or similar temporary or long-term disruption in our supply chain due to the COVID-19 pandemic or other global or regional pandemic or similar event could lead to reduced demand for our products and services and could impair our customers’ ability to pay all or portion of the amounts owed to us. We rely on suppliers and third-parties to deliver raw materials and transport our finished goods. Prolonged inventory shortages may result in significant lost business or delay in shipments which could have a material adverse effect on our results of operations and financial condition.

The extent to which the COVID-19 pandemic or any similar global or regional event impacts or continues to impact our business will depend on future developments that are highly uncertain and cannot be predicted, including the ultimate duration, severity and sustained geographic resurgence of the virus or any similar event, the emergence of new variants and strains of the virus or any similar dynamic, and the success of actions to contain the virus and its variants or any similar event, or treat their respective impacts. Any resurgence of the COVID-19 pandemic or the occurrence of any similar global or regional event would likely result in social, economic, and labor instability in the countries in which we, or the third parties with whom we engage, operate. The long-term economic impact and near-term financial impacts of any such event, including but not limited to, possible impairment, restructuring, and other charges, as well as overall impact on our business, results of operations, financial condition, liquidity, capital resources and investments, cannot be reliably quantified or estimated at this time due to the uncertainty of future developments.

Our operations are subject to political, social, and economic risks in Honduras, El Salvador and Mexico.

The majority of our products are manufactured in Honduras and, El Salvador and, previously, Mexico before we began the process of closing our sewing and screenprint operations in Mexico during fiscal year 2023 that we will finalize in the early part of fiscal year 2024. These countries from time-to-time experience political, social and economic instability, and we cannot be certain of their future stability. Instability in a country can lead to protests, riots and labor unrest. Governments have changed, and may continue to change, and employment, wage and other laws and regulations may change, thereby increasing our costs to operate in those countries. Any of these political, social, or economic events or conditions could disrupt our supply chain or increase our costs, adversely affecting our financial position and results of operations. For example, in fiscal years 2022 and 2021, our operations in and around San Pedro Sula, Honduras, were partially disrupted by protests and strikes related to increasing fuel costs and the impact related to higher ticket prices on public transportation. These disruptions temporarily restricted the ability of our employees and suppliers to access our manufacturing facilities as well as our ability to ship products from our facilities, and negatively impacted our operations from cost and other standpoints.

If we experience disruptions or interruptions within any of our facilities, operations, or distribution networks, we may be unable to deliver our products to the market and may lose sales and customers.

We own or lease manufacturing facilities in the United States, Honduras, El Salvador and Mexico (our Mexico leases will terminate in early 2024 in connection with our decision to close our sewing and screenprint operations there). We also own or lease distribution facilities located throughout the United States and maintain inventory at certain third-party locations. Any casualty or other circumstance that damages or destroys any of these material facilities or significantly limits their ability to function could have a material adverse effect on our business.  Similarly, any significant interruption in the operation of any of these facilities or our related sourcing and transportation logistics functions, whether within or outside of our control, may delay shipment of merchandise to our customers, potentially damaging our reputation and customer relationships and causing a loss of revenue. Moreover, in the event of a regional disruption where we manufacture our products, we may not be able to shift our operations to a different geographic region, and we may have to cease or curtail our operations in a selected area. This may cause us to lose sales and customers. The types of disruptions that may occur include foreign trade disruptions, import restrictions, labor disruptions, embargoes, government intervention, natural disasters, regional or global pandemics and political disruptions such as those referenced in the immediately preceding paragraph of this section. In addition, if we are unable to successfully coordinate the planning of inventory across these facilities and the related distribution activities, it could have a material adverse effect on our business, financial condition and results of operations.

The talents and continued contributions of our key management team are important to our success.

We believe our future success depends on our ability to retain and motivate our key management team, our ability to attract and integrate new members of management into our operations, and the ability of all personnel to work together effectively as a team and to execute our business strategy. Our inability to accomplish any of these objectives could have a material adverse effect on our results of operations.

If any of the third parties upon whom we rely to provide certain key equipment and services fails to satisfy their obligations to us in the future, we may suffer a disruption to our business.

We rely on certain key equipment and services provided by various third parties, including logistics partners and equipment suppliers. For example, we rely on third parties to provide certain inbound and outbound transportation and delivery services and other third parties to provide us with key equipment to support our manufacturing and fulfillment platforms, including our DTG2Go digital platform. If any of these or other third parties fail to satisfy their obligations to us or does not provide properly functioning equipment or services to us in the future, we may suffer a disruption to our business or increased costs. Further, we may be unable to implement substitute arrangements on a timely and cost-effective basis on terms favorable to us.

Energy, fuel and related costs are prone to significant fluctuations and volatility, which could adversely affect our results of operations.

Our manufacturing operations require high inputs of energy, and changes in energy prices directly impact our gross profits. In addition, we incur significant freight costs to transport goods between our offshore facilities and the United States, along with transportation expenses to ship products to our customers. The cost of energy and fuel fluctuates due to a number of factors outside of our control, including government policy and regulation, supply disruptions, inflation, and weather conditions. Many of these factors impacted such cost in fiscal years 2023 and 2022 and may have an impact going forward. To mitigate the risk of fluctuations in energy costs, we continue to focus on methods that will reduce the amount of energy used in the manufacture of our products. However, significant increases in energy and fuel prices may have a material adverse effect on our financial position and results of operations, especially if such increases make us less competitive compared to others in our industry.

Our business operations rely on our information systems and any material disruption or slowdown of our systems could cause operational delays, reputational harm, or loss of revenue.

We depend on information systems to, among other things, manage our inventory, process transactions, operate our websites, respond to customer inquiries, purchase, sell and ship goods on a timely basis, and maintain cost-effective operations. Management uses information systems to support decision-making and to monitor business performance. If we experience any disruptions or slowdowns with our information systems, we may fail to generate accurate and complete financial and operational reports essential for making decisions at various levels of management, which could lead to decisions being made that have adverse results. We have invested significant capital and expect future capital expenditures associated with the implementation and integration of our information technology systems across our businesses. This process involves the replacement and consolidation of technology platforms so that our businesses are served by fewer platforms, resulting in operational efficiencies and reduced costs. Our inability to effectively implement or convert our operations to the new systems could cause delays in product fulfillment and reduced efficiency in our operations. Further, if changes in technology cause our information systems to become obsolete, or if our information systems are inadequate to handle our growth, we could lose customers. We are also subject to risks and uncertainties associated with the internet, including changes in required technology interfaces, website downtime and other technical failures. Our failure to successfully respond to these risks and uncertainties could reduce sales, increase costs and damage the reputation of our brands.  In addition, we interact with many of our customers through our websites. Customers increasingly utilize our online platforms to purchase our merchandise. If we are unable to continue to provide consumers a user-friendly experience and evolve our platforms to satisfy consumer preferences, the growth of our ecommerce and other businesses and our sales may be negatively impacted. If our websites contain errors or other vulnerabilities which impede or halt service, it could result in damage to our brands’ images and a loss of revenue. In addition, we may experience operational problems with our information systems as a result of system failures, “cyber-attacks,” computer viruses, security breaches, disasters or other causes. Any material disruption or slowdown of our information systems could cause operational delays and increased costs that could have a material adverse effect on our business and results of operations.

Compromises of our data security could lead to liability and reputational damage.

In the ordinary course of our business, we often collect, retain, transmit, and use sensitive and confidential information regarding customers and employees, and we process customer payment card and check information. There can be no assurance that we will not suffer a data compromise, that unauthorized parties will not gain access to personal information, or that any such data compromise or access will be discovered in a timely manner. Further, the systems currently used for transmission and approval of payment card transactions, and the technology utilized in payment cards themselves, all of which can put payment card data at risk, are determined and controlled by the payment card industry, not by us. Our computer systems, software and networks may be vulnerable to breaches (including via computer hackings), unauthorized access, misuse, computer viruses, phishing or other failures or disruptions that could result in disruption to our business or the loss or theft of confidential information, including customer information. Any failure, interruption, or breach in security of these systems could result in the misappropriation of personal information, payment card or check information or confidential business information of our Company. In addition, there may be non-technical issues, such as our employees, contractors or third parties with whom we do business or to whom we outsource business operations may attempt to circumvent our security measures in order to misappropriate such information and may purposefully or inadvertently cause a breach involving such information.

The methods used by third parties to obtain unauthorized access change frequently and may not be anticipated or immediately detected. Thus, despite the security measures we may have in place, an actual or perceived information security breach, whether due to “cyber-attack," computer viruses or other malicious software code, or human error or malfeasance, could occur. Actual or anticipated attacks may cause us to incur significant costs to rectify the consequences of the security breach or cyber-attack, including costs to deploy additional personnel and protection technologies, repair damage to our systems, train employees and engage third-party experts and consultants. The collection, retention, transmission, and use of personal information is subject to contractual requirements and is highly regulated by a multitude of state, federal, and foreign laws. Privacy and information security laws are complex and constantly changing. Compliance with these laws and regulations may result in additional costs due to new systems and processes, and our non-compliance could lead to legal liability. Any compromise of our customer, employee or company data, failure to prevent or mitigate the loss of personal or business information, or delay in detecting or providing prompt notice of any such compromise could attract media attention, damage our customer or other business relationships and reputation, result in lost sales, fines, liability for stolen assets or information, costs of incentives we may be required to offer to our customers or business partners to retain their business, significant litigation or other costs and involve the loss of confidential company information, any or all of which could have a material adverse effect on our business, financial condition and results of operations.

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

The December 22, 2017, Tax Cuts and Jobs Act of 2017 (the “2017 Tax Legislation”) significantly revised the U.S. corporate income tax code by, among other things, lowering federal corporate income tax rates, implementing a modified territorial tax system and imposing a repatriation tax (“transition tax”) on deemed repatriated cumulative earnings of foreign subsidiaries. In addition, new taxes were imposed related to foreign income, including a tax on global intangible low-taxed income (“GILTI”), a limitation on the deduction for business interest expense (“Section 163(j)”), and a limitation on the deductibility of a company’s net operating losses (“NOLs”). GILTI is the excess of the shareholder’s net controlled foreign corporations' (“CFCs”) net tested income over the deemed tangible income. The Section 163(j) limitation does not allow the amount of deductible interest to exceed the sum of the taxpayer’s business interest income or 30% of the taxpayer’s adjusted taxable income. U.S. federal NOLs cannot fully offset taxable income and carryforward indefinitely. The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), which was enacted on March 27, 2020, provided temporary changes to income and non-income-based tax laws, including some provisions which were previously enacted under the 2017 Tax Legislation. The CARES Act also revised the U.S. corporate income tax code on a temporary basis by, among other things, eliminating the 80% of taxable income limitation on net operating loss (“NOL”) carryforwards, allowing NOL carrybacks, and increasing the Section 163(j) interest limitation deduction from 30% to 50% of adjusted taxable income.

Our effective tax rate could be adversely affected by changes in the mix of earnings between the U.S. and tax-free or lower-tax foreign jurisdictions. We may be limited in our ability to deduct 50% of applicable foreign earnings under the GILTI income inclusion or to deduct U.S. interest expense based on the amount of U.S. taxable income earned in a particular fiscal year. In addition, the future impact of the CARES Act and 2017 Tax Legislation may differ from historical amounts, possibly materially, due to, among other things, changes in interpretations and assumptions made regarding the CARES Act and 2017 Tax Legislation, guidance that may be issued, and actions we may take as a result of the CARES Act and 2017 Tax Legislation.

Further changes to U.S. tax laws, including those impacting how U.S. multinational corporations are taxed on U.S. and foreign earnings, such as any potential increase in the U.S. corporate income tax rate, the doubling of the rate of tax on certain earnings of foreign subsidiaries, and a minimum tax on worldwide book income, among other things, could have a material adverse effect on our tax expense and cash flow.

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

Our operations are subject to certain product liability risks common to most brands and manufacturers and our ability to maintain consumer confidence in the safety and quality of our products is vital to our success. We have implemented product safety and quality programs and standards that we follow and we expect our supplier partners to strictly adhere to applicable requirements and best practices. In addition to selling apparel and accessory products, we also license one of our brands for use in connection with restaurant, food, and beverage services and home furnishings. We also previously participated in a joint venture involving the sale of a branded alcoholic beverage and previously licensed one of our brands for use in connection with a branded alcoholic beverage. Selling products intended for human consumption carries inherent risks and uncertainties. If we or our supplier or license partners fail to comply with applicable product safety and quality standards and our products or those otherwise associated with our brands are, or become, unsafe, non-compliant, contaminated or adulterated, we may be required to recall our products and encounter product liability claims and negative publicity. Any of these events could adversely affect our reputation, business or results of operations.

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

The majority of our products are manufactured in Honduras and El Salvador and, previously, Mexico before we began the process of closing our sewing and screenprint operations in Mexico during fiscal year 2023 that we will finalize in the early part of fiscal year 2024. We therefore benefit from current free trade agreements and other duty preference programs, including the Central America Free Trade Agreement (“CAFTA”). Our claims for duty free or reduced duty treatment under CAFTA and other available programs are largely conditioned on our ability to produce or obtain accurate records (some of which are provided to us by third parties) about production processes and sources of raw materials. Trade partnerships and treaties can be subjected to negotiations and modifications by domestic and foreign governments, which could result in new or increased tariffs on goods we import into the United States. Subsequent repeal or further modification of CAFTA, further increases to tariffs on goods imported into the United States, or the inadequacy or unavailability of supporting records, could have a material adverse effect on our results of operations.

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

Our international operations are also subject to compliance with the FCPA and other anti-bribery laws applicable to our operations. In many foreign countries, particularly in those with developing economies, it may be a local custom that businesses operating in such countries engage in business practices that are prohibited by the FCPA or other U.S. and foreign laws and regulations applicable to us. Although we have implemented procedures designed to ensure compliance with the FCPA and similar laws, some of our agents or other channel partners, as well as those companies to which we outsource certain of our business operations, could take actions in violation of our policies.  Any such violation could have a material and adverse effect on our business.

Changes in domestic or foreign employment regulations, changes in our relationship with our employees, and changes in our ability to attract and retain employees could adversely affect our results of operations.

As of September 30, 2023, we employed approximately 6,800 employees worldwide, with approximately 5,800 of these employees located in Honduras, El Salvador, and Mexico. Changes in domestic and foreign laws and regulations governing our relationships with our employees, including wage and human resources laws and regulations, labor standards, overtime pay, unemployment tax rates, workers’ compensation rates, and payroll taxes could impact our relationship with our employees and adversely impact the productivity and ultimate cost of our manufacturing operations. A total of approximately 2,000 employees at two of our facilities in San Pedro Sula, Honduras, are party to multi-year collective bargaining agreements. We have historically conducted our operations without significant labor disruptions and believe that our relations with our employees are generally good. However, a change in labor relations could adversely affect the productivity and ultimate cost of our manufacturing operations.

Our business is dependent on attracting and retaining a large number of quality employees with staffing needs especially high during the holiday season. Competition for personnel is highly competitive, and there is no assurance we will be able to attract and retain a sufficient number of qualified personnel in future periods. Our ability to meet our labor needs is subject to many factors such as prevailing wage rates, minimum wage legislation, unemployment levels, and actions by our competitors with respect to compensation levels. Wage rates have increased significantly in the U.S. and wage increases have also occurred in foreign countries in which we operate. Any further significant increases in wage rates in these countries in which we operate could have a material adverse impact on our operating results. In addition, changes in federal, state, or local laws and regulations relating to employee benefits, including, but not limited to, sick time, paid time off, leave of absence, wage-and-hour, overtime, and meal-and-break time could cause us to incur additional costs. Competitive and regulatory pressures have already significantly increased our labor costs and we may be unable to fully pass these costs to our customers through increased selling prices, which could deteriorate our profitability. In addition, further changes that hurt our ability to attract and retain personnel could adversely affect our results of operations in the future.

The value of our brands, sales of our products and our licensing relationships could be impacted by negative publicity resulting from violations of manufacturing or employee safety standards or labor laws or unethical business practices by our suppliers and independent contractors.

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

The apparel industry is cyclical and dependent upon the overall level of demand for soft goods, which may or may not coincide with the overall level of discretionary consumer spending.  These levels of demand change as regional, domestic and international economic conditions change. These economic conditions include, but are not limited to, employment levels, energy costs, interest rates, tax rates, inflation, personal debt levels, and uncertainty about the future, with many of these factors outside of our control. Recent distress in global credit markets, rising interest rates, foreign exchange rate fluctuations, significant geopolitical conflicts, volatility in energy prices, constraints on the global supply chain and other factors continue to affect the global economy and adversely impact demand for our products. In 2022 and 2023, the U.S. experienced significantly heightened inflationary pressures. We may not be able to fully mitigate the impact of inflation through price increases, productivity initiatives and cost savings, which could have a material adverse effect on our financial results. In addition, if the U.S. economy enters a recession, we may experience sales declines and may have to decrease prices, all of which could have a material adverse impact on our financial results. Historically, during recessionary periods, the demand for casual and activewear apparel has been strong and our business has performed well. However, there can be no assurances that this correlation will continue in future recessions. Sometimes, the timing of increases or decreases in consumer purchases of soft goods can differ from the timing of increases or decreases in the overall level of economic activity.

Weakening sales may require us to reduce manufacturing operations to match our output to demand or expected demand and reductions in our manufacturing operations may increase unit and other costs and lower our gross margins, causing a material adverse effect on our results of operations. For example, during fiscal year 2023 we experienced significant reductions in demand across our Activewear business due to high inventory levels across the supply chain, particularly channels serving mass retailers, and we made the decision to curtail our production levels to maintain balance with the declining demand. We incurred expenses in connection with our decision to reduce production that amounted to approximately $8.0 million in excess cost during fiscal year 2023, with most of that cost driven by lower fixed cost absorption due to lower production volume and the payment of temporary unemployment benefits to idled employees at our offshore locations.

We may be restricted in our ability to borrow under our revolving credit facility or service our indebtedness.

Significant operating losses or significant uses of cash in our operations could cause us to default on our asset-based revolving credit facility. We rely on our credit facility, as well as on cash generated by our operations, to fund our working capital and capital expenditure needs, to make acquisitions, to fund repurchases under our share repurchase program and to pay dividends should we choose to do so in the future. Our working capital needs are generally greater in advance of the spring and summer selling seasons. Availability under our credit facility is primarily a function of the levels of our accounts receivable and inventory, as well as the uses of cash in our operations. A significant deterioration in our accounts receivable or inventory levels could restrict our ability to borrow additional funds or service our indebtedness. Cash on hand and availability under our U.S. revolving credit facility totaled $14.2 million at September 30, 2023. A significant deterioration in our business could cause us not to satisfy availability, fixed charge coverage ratio (FCCR), EBITDA and/or other thresholds in our asset-based revolving credit facility. Moreover, if we failed to satisfy our minimum availability threshold, we would be required to maintain the minimum FCCR specified in our credit agreement, which we may not be able to maintain. The covenants in our credit facility include, among other things, limitations on asset sales, consolidations, mergers, liens, indebtedness, loans, investments, guaranties, acquisitions, dividends, stock repurchases, and transactions with affiliates as well as requirements to complete transactions related to certain assets. If an event of default under our credit facility occurred or became imminent, we may request our credit agreement lenders to provide a waiver.  If we were unsuccessful in that endeavor, we could explore alternative sources of capital, whether debt or equity, which would likely be more expensive than the costs we incur under our credit facility and may not be available.  If we were unable to cure an un-waived event of default under our credit facility, we would be unable to borrow additional amounts under the facility, we could be unable to fund our working capital and capital expenditure needs, make acquisitions, fund share repurchases or pay dividends, and our lenders thereunder could accelerate our obligations under the agreement and foreclose on our assets subject to the liens in their favor. This circumstance would have a material adverse effect on our financial position and results of operations.

Deterioration in the financial condition of our customers or suppliers and changes in the operations and strategies of our customers or suppliers could adversely affect our financial position and results of operations.

We extend credit to our customers, generally without requiring collateral. The extension of credit involves considerable judgment and is based on an evaluation of each customer’s financial condition and payment history. We monitor credit risk exposure by periodically obtaining credit reports and updated financial statements on our customers. Deterioration in the economy, declines in consumer purchases of apparel, disruption in the apparel retail environment, or the inability of our customers to access liquidity could have an adverse effect on the financial condition of our customers. During the past several years, various retailers and other customers have experienced significant difficulties, including consolidations, restructurings, bankruptcies and liquidations as well as retail shutdowns as a result of the COVID-19 pandemic. The inability of retailers and other customers to overcome these difficulties may continue or even increase due to the current economic and retail market conditions. We maintain an allowance for doubtful accounts for potential credit losses based upon current conditions, historical trends, estimates and other available information, which involves judgments and uncertainties. During fiscal year 2023, customers generally paid on the credit extended to them, and we ended fiscal year 2023 with days sales outstanding at 45.8 days, down from 51.7 days at September 2022. Although our historical allowances have been materially accurate, if market conditions change additional reserves may be required. The inability to collect on sales to significant customers or a group of customers could have a material adverse effect on our financial condition and results of operations. Significant changes in the financial condition of any of our suppliers or other parties with which we do business could result in disruption to our business and have a material adverse effect on our financial condition and results of operations.

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

The debt we incur under our asset-based revolving credit facility is at variable rates of interest, which exposes us to interest rate risk. Reference rates used to determine the applicable interest rates for our variable rate debt began to rise significantly in the second half of fiscal year 2022 and continued into fiscal year 2023. If interest rates continue to increase, the debt service obligations on such indebtedness will continue to increase even if the amount borrowed remains the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. In addition, as a result of a recent amendment to our asset-based revolving credit facility, certain of the variable rate indebtedness extended to us uses the Secured Overnight Financing Rate (SOFR) as a benchmark for establishing the interest rate. While we will continue to use SOFR, other factors may impact SOFR including factors causing SOFR to cease to exist, new methods of calculating SOFR to be established, or the use of an alternative reference rate(s). These consequences are not entirely predictable and could have an adverse impact on our financing costs, returns on investments, valuation of derivative contracts and our financial results.

We may need to raise additional capital to grow our business.

The rate of our growth, especially through acquisitions, depends, in part, on the availability of debt and equity capital. We may not be able to raise capital on terms acceptable to us or at all. If new sources of financing are required, but are insufficient or unavailable, we may be required to modify our growth and operating plans based on available funding, which could adversely affect our ability to operate and/or grow the business.

We may be subject to the impairment of acquired intangible assets.

When we acquire a business, a portion of the purchase price of the acquisition may be allocated to goodwill and other identifiable intangible assets. The amount of the purchase price that is allocated to goodwill is determined by the excess of the purchase price over the net identifiable assets acquired. At September 2023 and September 2022, our goodwill and other intangible assets were approximately $50.4 million and $61.9 million, respectively. We conduct an annual review, and more frequent reviews if events or circumstances dictate, to determine whether goodwill is impaired. We also determine whether impairment indicators are present related to our identifiable intangible assets. If we determine that goodwill or intangible assets are impaired, we would be required to write down the value of these assets. We completed our annual impairment test of goodwill on the first day of our third fiscal quarter and concluded that there was no indication of impairment.  However, based upon the operating results and projections for our DTG2Go business, during our fourth fiscal quarter we concluded that the goodwill associated with that business was impaired. Due to this impairment, we recorded an impairment charge of $9.2 million in fiscal year 2023.

At September 2023, we concluded based on the assessment performed that there was no additional indication of impairment on the goodwill to be recorded on our financial statements. We also concluded that there are no additional indicators of impairment related to our intangible assets. There can, however, be no assurance that we will not be required to take an impairment charge in the future, which could have a material adverse effect on our results of operations.

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

As of November 30, 2023, we had 7,001,020 shares of common stock outstanding. We believe that approximately 51% of our stock is beneficially owned by entities and individuals who each own more than 5% of the outstanding shares of our common stock. Institutional investors that each beneficially own more than 5% of the outstanding shares collectively own approximately 39% of the outstanding shares of our common stock. Sales of substantial amounts of our common stock in the public market by any of these large holders could adversely affect the market price of our common stock, especially in light of the limited trading volumes.

The market price of our shares may be highly volatile, and the stock market in general can be highly volatile.

Fluctuations in our stock price may be influenced by, among other things, general economic and market conditions, conditions or trends in our industry, changes in the market valuations of other apparel companies, announcements by us or our competitors of significant acquisitions, strategic partnerships or other strategic initiatives, and trading volumes. Many of these factors are beyond our control but may cause the market price of our common stock to decline, regardless of our operating performance.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our principal executive office is located in a leased facility in Duluth, Georgia. We own and lease properties supporting our manufacturing, distribution, direct retail, and administrative activities. The majority of our products are manufactured through a combination of facilities that we either own or lease and operate. The following listing summarizes the significant categories as of September 2023:

	Owned	Leased	Other	Total
Manufacturing	2	6	—	8
Distribution	2	1	1	4
Decoration/distribution	1	5	1	7
Retail stores/showroom	1	25	—	26
Offices	—	5	—	5
Total	6	42	2	50

Our primary manufacturing locations as of September 2023, are as follows:

Name	Location	Utilization	Segment
Ceiba Textiles	Naco, Quimistan, Santa Barbara Honduras	Knit/dye/finish/cut	Delta Group
Honduras Plant	San Pedro Sula, Honduras	Sew	Delta Group
Cortes Plant	San Pedro Sula, Honduras	Sew	Delta Group
Campeche Plant*	Seybaplaya, Campeche Mexico	Cut/sew	Delta Group/Salt Life Group
Campeche Sportswear*	Campeche, Mexico	Decoration	Delta Group/Salt Life Group
Textiles LaPaz	La Paz, El Salvador	Cut/sew/decoration	Delta Group/Salt Life Group
Fayetteville Plant	Fayetteville, North Carolina	Cut/sew/decoration	Delta Group/Salt Life Group
Rowland Plant	Rowland, North Carolina	Sew	Delta Group

* Closure to be completed in fiscal year 2024.

As of September 2023, and 2022, our long-lived assets in Honduras, El Salvador and Mexico collectively encompassed approximately 25% and 27%, respectively, of our consolidated net property, plant and equipment, of which 17% was in Honduras.  See Item 1A. Risk Factors for a description of risks associated with our operations located outside of the United States.

Our primary distribution centers, including those integrated with decoration operations, as of September 2023, are as follows:

Location	Utilization	Segment
Clinton, TN	Distribution	Delta Group
Fayetteville, NC	Distribution	Salt Life Group
Hebron, OH	Distribution	Delta Group
Opelika, AL*	Distribution	Delta Group
Cranbury, NJ	Decoration/distribution	Delta Group
Fayetteville, NC	Decoration/distribution	Delta Group
Lewisville, TX	Decoration/distribution	Delta Group
Miami, FL	Decoration/distribution	Delta Group
Nashville, TN	Decoration/distribution	Delta Group
Phoenix, AZ	Decoration/distribution	Delta Group
Storm Lake, IA	Decoration/distribution	Delta Group

* Operated by third party.

Our primary retail stores as of September 2023, are as follows:

Location	Utilization	Segment
Boca Raton, FL	Retail Store	Salt Life Group
Charleston, SC	Retail Store	Salt Life Group
Columbus, GA	Retail Store	Salt Life Group
Daytona Beach, FL	Retail Store	Salt Life Group
Deer Park, NY	Retail Store	Salt Life Group
Destin, FL	Retail Store	Salt Life Group
Estero, FL	Retail Store	Salt Life Group
Fayetteville, NC	Retail Store	Delta Group
Foley, AL	Retail Store	Salt Life Group
Fort Lauderdale, FL	Retail Store	Salt Life Group
Hilton Head, SC	Retail Store	Salt Life Group
Huntington Beach, CA	Retail Store	Salt Life Group
Jacksonville, FL	Retail Store	Salt Life Group
Jupiter, FL	Retail Store	Salt Life Group
Key West, FL	Retail Store	Salt Life Group
Long Branch, NJ	Retail Store	Salt Life Group
Myrtle Beach, SC	Retail Store	Salt Life Group
Orlando, FL	Retail Store	Salt Life Group
Palm Beach Gardens, FL	Retail Store	Salt Life Group
Pembroke, FL	Retail Store	Salt Life Group
Rehoboth Beach, DE	Retail Store	Salt Life Group
Riverhead, NY	Retail Store	Salt Life Group
San Clemente, CA	Retail Store	Salt Life Group
Sarasota, FL	Retail Store	Salt Life Group
Tampa, FL	Retail Store	Salt Life Group
Texas City, TX	Retail Store	Salt Life Group

We believe that all of our facilities are suitable for the purposes for which they are designed and are generally adequate to allow us to remain competitive. We continue to maintain a sharp focus on improving our supply chain, lowering our product costs and reducing the operating capital required in our business. We will continue to take necessary actions to balance capacities with demand as needed. Substantially all of our assets are subject to liens in favor of our lenders under our U.S. asset-based secured credit facility, our Honduran credit facility, and our Salvadoran credit facility.

ITEM 3. Legal Proceedings

At times, we are party to various legal claims, actions and complaints. There are currently no material pending legal proceedings to which we are a party or of which any of our property is subject, and we are not aware of any such proceedings that are contemplated by any governmental authority.

Item 4. Mine Safety Disclosures

Not applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock:

The common stock of Delta Apparel, Inc. is listed and traded on the NYSE American under the symbol “DLA.” As of December 2, 2023, there were approximately 765 record holders of our common stock.

Dividends:

Our Board of Directors did not declare, nor were any dividends paid, during 2023 or 2022. Subject to certain restrictions, our credit facility allows stock repurchases and cash dividends from two sources: (1) legally available funds other than cash from certain sale/leaseback transactions, and (2) legally available funds solely from certain recent sale/leaseback transactions. In each case, at least 15% of the maximum revolver amount and borrowing base must be available both for 30 days before the transaction and after giving effect to it.  There is also a restriction on the total amount of such payments from April 3, 2016 to the date of determination. For payments from funds other than sale/lease backs, the amount is $10,000,000 plus 50% of net income since April 3, 2016. For payments solely from sale/leasebacks, the amount is limited to $10,000,000 since April 3, 2016. Also, payments from sale/leasebacks must be in excess of the subject real property’s contribution to the borrowing base.  Subsidiaries of the Borrowers (as defined in the credit facility) are not subject to these restrictions on dividends to the Borrowers. Notwithstanding the foregoing, the Amended Credit Agreement currently restricts us from making cash dividends or stock repurchases until the later of (x) November 4, 2023 and (y) the date upon which (a) our availability (as defined in the Amended Credit Agreement) and (b) our average availability (as defined in the Amended Credit Agreement) for the immediately preceding 30 consecutive days, is equal to or more than the greater of (i) 17.50% of the lesser of (A) our borrowing base (as defined in the Amended Credit Agreement) or (B)  the maximum revolver amount (as defined in the Amended Credit Agreement) and (ii) $25,000,000 and (II) certification that (x) our FCCR is equal to or greater than 1.00:1.00 for the trailing 12-month period and (y) as of such date, no default (as defined in the Amended Credit Agreement) or event of default exists. For purposes of this definition, availability and average availability will be calculated (x) after giving effect to the availability block (as defined in the Amended Credit Agreement) and (y) without giving effect to the application of the net cash proceeds from certain sale-leaseback transactions. Absent the restrictions referenced in the preceding two sentences, at September 2023, and September 2022, there was $8.3 million and $24.9 million, respectively, of retained earnings free of restrictions to make cash dividends or stock repurchases.  Any future cash dividend payments will depend upon our earnings, financial condition, capital requirements, compliance with loan covenants and other relevant factors.

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

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of Delta Apparel’s financial condition and results of operations for the fiscal years ended September 30, 2023 and October 1, 2022 should be read in conjunction with our audited consolidated financial statements and the notes to those statements. Financial measures included herein have been presented on a generally accepted accounting principles (“GAAP”) basis. In the following discussion and analysis of financial condition and results of operations, certain financial measures may be considered “non-GAAP financial measures” under SEC rules. These rules require supplemental explanation and reconciliation, which is provided elsewhere in this Annual Report.

Business Outlook

During fiscal year 2023, we were able to work through most of the trailing expense impacts of our curtailed production levels and last year’s historically high-priced cotton flowing through our cost of sales. Our Activewear business, which houses our nearshore manufacturing platform and serves the channels hit hardest by the much-publicized over-inventoried retail environment in 2023, was the most directly impacted by these unique cost-driving events. Now that we are inputting lower cotton cost in our inventory and running our manufacturing facilities at more consistent levels closer to capacity, we believe our Activewear business is well-positioned to take advantage of market improvements and see more indications that the elevated inventory levels in the retail supply chain following heavy buying activity in 2022 may be moderating. We continue to make steady progress towards a more normalized operating environment for our overall business, with our decision last year to reduce production levels to align with the lower demand environment and purchase less price-inflated cotton proving effective in positioning Delta Apparel for improved operating results going forward.

We will complete a significant strategic initiative involving the transition of our more expensive Mexico production capacity into our lower-cost Central American platform in the next few months. This initiative, along with several other restructuring activities completed in 2023, should generate annual cost savings of up to $6 million and position our Company to generate better returns on the capital we invest in our business in the current higher interest rate environment. In addition, we made substantial progress on inventory and debt reduction initiatives intended to counteract the challenging operating environment seen in recent periods, including an approximately 16% reduction in inventory from our most recent high in December 2022 and an approximately 17% reduction in long-term debt from our most recent high in February 2023. We expect further inventory and debt reductions as we move through fiscal year 2024 and plan to continue to tightly manage our spending and reduce capital expenditures year-over-year.

Our Delta Group segment’s fully integrated Activewear and DTG2Go businesses continue to offer solutions to a broadening spectrum of customers across the apparel industry. The two largest channels in Activewear’s Delta Direct business, Retail License and Regional Screenprint, showed signs of improvement during the fourth quarter and to start the new fiscal year, while Delta Direct’s eRetail and promotional channels continue to strengthen. We expect Activewear’s Global Brands and Retail Direct businesses to steadily pick up as we move into the second half of this fiscal year and get past some of the current headwinds from lower demand and excess global manufacturing capacity. Our onshore and nearshore manufacturing and fulfillment platforms, coupled with a distribution network spanning the United States, continue to become more integral to brand and retailer sourcing strategies and generate interest from customers looking to reach the United States market more efficiently and manage supply chain risks associated with international trade policy, ESG priorities, inflationary pressures, and supply chain disruptions.

Our DTG2Go business recently achieved a variety of key milestones including the recalibration of our entire “Digital First” technology fleet and the launch of a proprietary online portal geared towards quick reaction programs not suited for traditional decoration platforms. We also advanced several significant research and development initiatives including a proprietary fabric optimized for digital printing that should accelerate customer usage of Delta Direct blank garments at DTG2Go and a proprietary textile manufacturing process designed to solve well-known quality challenges arising during digital printing. The gains flowing from these initiatives should provide a solid foundation for improved operating results and sales growth at DTG2Go going forward. We believe that DTG2Go is well-positioned to capitalize on the ongoing digital disruption in the decorated apparel market through its industry-leading print capacity, nationwide fulfillment network, proprietary technology and processes, and vertical blank supply through Delta Direct.

Our Salt Life business generated significant operating profitability in fiscal year 2023 despite some temporary softness in its wholesale channel stemming from higher inventory levels at retail. We expect a return to sales growth at Salt Life going forward, including more direct-to-consumer growth in both the branded retail and eCommerce channels. Salt Life continues to expand its branded retail footprint with the recent opening of two new retail doors in Florida and the brand’s first location in Virginia set to open in the second quarter of fiscal year 2024. It will finish the calendar year with six new retail stores and a total owned retail footprint comprising 27 stores, including 15 full-price stores and 12 outlet stores across the country and over 55,000 square feet of retail floor space.

Salt Life’s ecommerce website sales continue to outperform and grew 52% for the year. We believe there is ample room for more growth in the ecommerce channel as we develop more data analytics and targeted marketing strategies. We were also pleased to see the initial market interest in Salt Life’s newly licensed home furnishings line exceed expectations and expect Salt Life’s license royalty revenue stream to more than double this fiscal year as the new line sells through. We continue to invest in marketing initiatives designed to elevate the Salt Life brand and drive increased engagement. Salt Life’s YouTube channel, www.youtube.com/@saltlife, currently has over 53 million total views and over 125,000 subscribers. In addition, Salt Life’s social media audience spanning Facebook, Instagram, X (formerly Twitter), LinkedIn, and Pinterest continues to grow, and Salt Life continues to interact with consumers through its online content portal, The Daily Salt, and its Salt Life-branded podcast, Above and Below.

With two very significant cost-driving trends now moving behind us and a streamlined cost structure in place moving ahead, Delta Apparel is in excellent position to take advantage of favorable changes in demand as they arise across our five go-to-market channels. We expect to see steady improvement in our overall operating results in fiscal year 2024 and will remain keenly focused on growth, profitability, and above all, creating value for shareholders for many years to come.

Results of Operations

Net sales for 2023 were $415.4 million, a decline of 14.3% from $484.9 million in the prior year when the apparel industry was a “seller’s market” with retailers and their suppliers accumulating inventory amid the rebound from COVID-related supply chain delays.

Delta Group segment net sales decreased 16.1% to $356.3 million in 2023 compared to prior year net sales of $424.8 million. Within the Activewear business, our Delta Direct, Global Brands and Retail Direct channels all experienced double-digit year-over-year declines as customers right-sized inventory levels from fiscal year 2022. The Activewear business was heavily impacted by the over-inventoried environment in the retail and other supply chains following the notable buying activity in fiscal year 2022 due to economic conditions, supply-chain constraints, and product availability.

Salt Life Group segment net sales were $59.0 million in 2023, a decrease of 1.7% from $60.1 million in the prior year. During fiscal year 2023, the segment saw growth in its direct-to-consumer sales through retail stores and ecommerce channels offset by a decline in the wholesale channel. Salt Life opened four new branded retail doors during the fiscal year, bringing our total retail store locations to 25 as of fiscal year end. Salt Life has since opened two additional retail stores and plans to open another location in second quarter of fiscal year 2024, bringing its total branded retail stores to 28.

Gross margins were 13.0% for fiscal year 2023, a decline from 22.4% in fiscal year 2022 driven by production curtailments to match manufacturing output with market demand as well as inflationary cotton costs (collectively "Production Curtailment & Cotton Costs"). Excluding these Production Curtailment & Cotton Costs, fiscal year 2023 adjusted gross margins were 21.2%.

Delta Group segment gross margins were 6.1% for fiscal year 2023, a decrease of 1,220 basis points from gross margins of 18.3% in fiscal year 2022. Excluding the Production Curtailment & Cotton Costs, adjusted gross margins were 15.6% for fiscal year 2023.

Salt Life Group segment gross margins were 54.6% in fiscal year 2023, an improvement of 300 basis points compared to 51.6% in fiscal year 2022 resulting from a favorable mix of sales, including increased Salt Life branded retail store sales, which offset a decline in wholesale sales from recent market softness.

Selling, general and administrative (“SG&A”) expenses in fiscal year 2023 were $73.7 million, or 17.8% of sales, compared to $79.5 million, or 16.4% of sales, in 2022. SG&A expenses decreased in 2023 due to lower wages and wage-related expenses, offset by an increase in expenses due to costs associated with the expansion of Salt Life’s retail store footprint.

Other expense of $9.7 million in 2023 includes $9.2 million in goodwill impairment charges, $1.0 million in other impairment charges and $0.6 million severance charges, offset by $1.0 million in profits related to our equity investment in Green Valley Industrial Park, S.A. de C.V., the Honduran entity that owns and operates the industrial park in Naco, Quimistan, Santa Barbara Honduras, where our Ceiba Textiles facility is located (“Honduran Equity Method Investment”). The other impairment charges stem from the closure of our legacy single-purpose DTG2Go facility in Clearwater, Florida and shift of its' digital production capacity into our national footprint of dual-purpose facilities housing digital printing and blank garment distribution under one roof, as well as long-lived asset impairment of our Mexico facilities in connection with their closure. Severance charges related to expected employee severance at our Mexico facilities. In the prior year, other income of $2.4 million included $0.9 million in profits related to the Honduran Equity Method Investment, as well as $1.9 million in income from the net reduction in contingent consideration liabilities, offset by a loss on the disposal of fixed assets of $0.4 million.

Operating loss for fiscal year 2023 was $29.4 million. Excluding the Production Curtailment, Cotton Costs, Restructuring Costs and Goodwill Impairment Charges, fiscal year 2023 adjusted operating income was $9.2 million, or 2.2% of net sales. This compares to operating income of $31.8 million in the prior year.

The Delta Group segment experienced an operating loss of $26.2 million in fiscal year 2023, or (7.3%) of Delta Group net sales, compared to operating profit of $38.0 million, or 9.0% of Delta Group net sales, in fiscal year 2022. Excluding the Production Curtailment, Cotton Costs, Restructuring Costs and Goodwill Impairment Charges fiscal year 2023 Delta Group segment adjusted operating income was $21.7 million, or 6.1% of Delta Group net sales.

The Salt Life Group segment achieved operating income of $6.2 million in fiscal year 2023, or 10.4% of Salt Life Group net sales, compared to $8.2 million, or 13.6% of Salt Life Group net sales, in fiscal year 2022. The lower operating income was driven by lower sales volume, accompanied by a favorable product sales mix and increased selling costs partially offset by increased gross margins as a percentage of sales.

Net interest expense for fiscal years 2023 and 2022 was $14.2 million and $7.7 million, respectively. The increases in interest expense over the prior year periods is primarily due to increased interest rates.

Our effective tax rate on operations for fiscal year 2023 is 23.8%. This compares to an effective tax rate of 17.9% for fiscal year 2022. Changes in the mix of U.S. taxable income compared to profits in tax-free or lower-tax jurisdictions drove this change in our effective tax rate. See Note 9—Income Taxes for more information.

Net loss attributable to shareholders for fiscal year 2023 was $33.2 million, or $4.75 per share, compared to net income of $19.7 million, or $2.80 per diluted share, for fiscal year 2022. Excluding the Production Curtailment, Cotton Costs, Restructuring Costs and Goodwill Impairment Charges fiscal year 2023 adjusted net income was $3.3 million, or $0.47 per share.

Accounts receivable was $45.1 million on September 2023, as compared to $68.2 million as of September 2022. Days sales outstanding (“DSO”) as of September 2023 were 46 days compared to 52 days at September 2022.

Net inventory as of September 2023 was $212.4 million, a decrease of $36.2 million from September 2022. The reductions in inventory reflects the Company’s success with initiatives to right-size inventories and counteract the challenging operating environment going forward. In addition, the inventory value is lower than the prior fiscal year end as a result of lower input costs impacting materials, transportation and labor combined with a decrease in units on hand.

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

Reconciliation of GAAP gross margins to non-GAAP gross margins, GAAP operating income to non-GAAP operating income, and GAAP net income to non-GAAP net income are presented below. A description of the amounts excluded on a non-GAAP basis are provided in conjunction with the below information. Non-GAAP gross margin, non-GAAP operating income, and non-GAAP net income should be evaluated in light of the Company’s financial statements prepared in accordance with GAAP.

Reconciliation of Gross Margin, Operating Income and Net Income to Non-GAAP Measures Adjusted Gross Margin, Adjusted Operating Income, and Adjusted Net Income - Unaudited

(in thousands)

	For the year ended September
	2023	2022

Gross Margin (GAAP)	$54,013	$108,843
Production Curtailment Costs (1)	8,019	—
Cotton Costs (2)	25,929	—
Adjusted Gross Margin (non-GAAP)	$87,961	$108,843
Percent of Sales	21.2%	22.4%

Operating (Loss) Income (GAAP)	$(29,442)	$31,781
Production Curtailment Costs (1)	8,019	—
Cotton Costs (2)	25,929	—
Restructuring Costs (3)	4,723	—
Goodwill Impairment Charges (4)	9,200	—
Adjusted Operating Income (non-GAAP)	$18,429	$31,871

Net (Loss) Income (GAAP)	$(33,213)	$19,740
Production Curtailment Costs (1)	8,019	—
Cotton Costs (2)	25,929	—
Restructuring Costs (3)	4,723	—
Goodwill Impairment Charges (4)	9,200	—
Tax Impact	(11,393)	—
Adjusted Net Income (non-GAAP)	$3,265	$19,740

Reconciliation of Delta Group Segment Gross Margin and Operating Income to Delta Group Segment Adjusted Gross Margin and Adjusted Operating Income - Unaudited

(in thousands)

	For the year ended September
	2023	2022

Gross Margin (GAAP)	$21,773	$77,823
Production Curtailment Costs (1)	8,019	—
Cotton Costs (2)	25,929	—
Adjusted Gross Margin (non-GAAP)	$55,721	$77,823
Percent of Sales	15.6%	18.3%

Operating (Loss) Income (GAAP)	$(26,179)	$38,045
Production Curtailment Costs (1)	8,019	—
Cotton Costs (2)	25,929	—
Restructuring Costs (3)	4,723	—
Goodwill Impairment Charges (4)	9,200	—
Adjusted Operating Income (non-GAAP)	$21,692	$38,045
Percent of Sales	6.1%	9.0%

(1) Production Curtailment Costs consist of unabsorbed fixed costs, temporary unemployment benefit payments, and other expense items resulting from the Company’s decision to reduce production levels to better align with the significantly reduced demand across the activewear industry due to high inventory levels stemming from the heavy replenishment activity following pandemic-related supply chain challenges.

(2) Cotton Costs consist of the amount of the cotton component of the Company's cost of sales in excess of the average price per pound of cotton over a recent 10-year period ($0.78 per pound) as well as a reasonable estimate of the additional cost for what the industry refers to as “basis” typically required to be purchased in connection with the delivery of cotton ($0.15 per pound). As such, Cotton Costs consist of the cotton component of the Company's cost of sales in excess of $0.93 per pound.

(3)  Restructuring Costs consist of employee severance benefits paid in connection with the transition of our more expensive Mexico manufacturing capacity to our more efficient Central America manufacturing platform, employee severance benefits paid in connection with leadership restructuring, expenses incurred in connection with the closure of a legacy facility we acquired via acquisition and the absorption of the print capacity at that facility into our nationwide network of dual purpose digital print and blank garment distribution facilities, and additional cost items incurred from restructuring activities.

(4) Goodwill Impairment Charges consists of a non-cash charge associated with our DTG2Go business.

Liquidity and Capital Resources

We have funded our working capital requirements, capital expenditures, mergers, acquisitions and investments, restructuring activities, and stock repurchases from net cash provided by operating activities, borrowings under our credit facilities, proceeds from the sale of property, plant and equipment removed from service, if any. See Note 8 - Long-Term Debt of the Notes to Consolidated Financial Statements for detailed information regarding our debt.

Operating Cash Flows

Cash provided by operating activities in fiscal year 2023 was $11.2 million, compared to cash used by operating activities of $20.1 million in fiscal year 2022. The increase in operating cash flows in 2023 primarily relate to increasing accounts receivable collection and a decline in inventory compared to the prior year build from increased input costs and manufacturing output. This was partially offset by decreased earnings in the business and change in the timing of payments to suppliers in the current period.

Investing Cash Flows

Cash provided by investing activities in fiscal year 2023 was $1.6 million and cash used in investing activities was $13.0 million in fiscal year 2022. Capital expenditures during fiscal years 2023 and 2022 were $5.5 and $19.9 million, respectively. Capital expenditures in both periods primarily related to investments in our distribution expansion, digital print equipment, information technology, and retail stores. There were $2.3 million in expenditures financed under capital lease arrangements and $1.3 million in unpaid expenditures as of September 2023.

We currently expect to spend less on capital expenditures in fiscal year 2024 as compared to fiscal year 2023, with these expenditures focused on information technology, manufacturing efficiency, and direct-to-consumer investments, including new Salt Life retail store openings.

Financing Activities

Cash used by financing activities was $13.0 million in fiscal year 2023 as compared to cash provided by financing activities of $24.1 million in fiscal year 2022. In fiscal year 2023, we concentrated on the reduction of debt. In fiscal year 2022, we increased the amount outstanding on our U.S credit facility and utilized cash proceeds to fund operating activities and certain capital investments, as well as the required payments on our capital lease financing. Additionally, in fiscal year 2022, we entered into a new Honduran term loan with a principal of $3.7 million and a new term loan related to our El Salvador operations for $3.0 million, both with five-year terms. In fiscal year 2023, there were no share repurchases. In fiscal year 2022, we repurchased $4.0 million in shares of our common stock.

Future Liquidity and Capital Resources

See Note 8 – Long-Term Debt to the Consolidated Financial Statements for discussion of our various financing arrangements, including the terms of our revolving U.S. credit facility.

Our asset-based U.S. revolving credit facility and cash flows from operations are intended to fund our day-to-day working capital needs and, along with capital lease financing arrangements, to fund our planned capital expenditures. However, any material deterioration in our results of operations may result in the loss of our ability to borrow under our U.S. revolving credit facility and to issue letters of credit to suppliers or may cause the borrowing availability under that facility to be insufficient for our needs. Availability under our credit facility is primarily a function of the levels of our accounts receivable and inventory. A significant deterioration in our accounts receivable or inventory levels could restrict our ability to borrow additional funds or service our indebtedness.

Our term loan and revolving credit facility in Honduras and our term loan in El Salvador allow the Company to finance both operations and capital expenses. Each of these loans are secured by a first-priority lien on the assets of our Honduran and El Salvador operations and is not guaranteed by our U.S. entities.  The Honduran revolving credit facility permits us to re-borrow funds up to the amount repaid, subject to certain objective covenants. While we intend to re-borrow funds, subject to those covenants, we have classified the explicit repayment amounts included within the loan agreement as long-term if due more than a year after September 30, 2023.

Derivative Instruments

From time to time, we may purchase cotton option contracts to economically hedge the risk related to market fluctuations in the cost of cotton used in our operations. We do not receive hedge accounting treatment for these derivatives. As such, the realized gains and losses associated with them were recorded within cost of goods sold on the Consolidated Statement of Operations. At September 2023, there were no material option agreements that were outstanding.

From time to time, we may use interest rate swaps or other instruments to manage our interest rate exposure and reduce the impact of future interest rate changes. These financial instruments are not used for trading or speculative purposes. We have designated our interest rate swap contracts as cash flow hedges of our future interest payments. As a result, the gains and losses on the swap contracts are reported as a component of other comprehensive income and are reclassified into interest expense as the related interest payments are made. As of September 2023, and September 2022, all of other comprehensive (loss) income was attributable to shareholders and none related to the non-controlling interest. The changes in fair value of the interest rate swap agreements resulted in other comprehensive loss, net of taxes, of $0.1 million and other comprehensive gain, net of taxes, of $0.9 million for the years ended September 2023, and September 2022, respectively.

Off-Balance Sheet Arrangements

As of September 2023, we did not have any off-balance sheet arrangements that were material to our financial condition, results of operations or cash flows as defined by Item 303(a)(4) of Regulation S-K promulgated by the SEC other than letters of credit and purchase obligations. We have disclosed letters of credit and purchase obligations in Note 15—Commitments and Contingencies.

Dividends and Purchases of our Own Shares

Pursuant to the terms of our credit facility, we are allowed to make cash dividends and stock repurchases if (i) as of the date of the payment or repurchase and after giving effect to the payment or repurchase, we have availability on that date of not less than 15% of the lesser of the borrowing base or the commitment, and average availability for the 30-day period immediately preceding that date of not less than 15% of the lesser of the borrowing base or the commitment; and (ii) the aggregate amount of dividends and stock repurchases after May 10, 2016, does not exceed $10 million plus 50% of our cumulative net income (as defined in the Amended Credit Agreement) from the first day of the third quarter of 2016 to the date of determination. Notwithstanding the foregoing, the Amended Credit Agreement currently restricts us from making cash dividends or stock repurchases until the later of (x) November 4, 2023 and (y) the date upon which (a) our availability (as defined in the Amended Credit Agreement) and (b) our average availability (as defined in the Amended Credit Agreement) for the immediately preceding 30 consecutive days, is equal to or more than the greater of (i) 17.50% of the lesser of (A) our borrowing base (as defined in the Amended Credit Agreement) or (B)  the maximum revolver amount (as defined in the Amended Credit Agreement) and (ii) $25,000,000 and (II) certification that (x) our FCCR is equal to or greater than 1.00:1.00 for the trailing 12-month period and (y) as of such date, no default (as defined in the Amended Credit Agreement) or event of default exists. For purposes of this definition, availability and average availability will be calculated (x) after giving effect to the availability block (as defined in the Amended Credit Agreement) and (y) without giving effect to the application of the net cash proceeds from certain sale-leaseback transactions. Absent the restrictions referenced in the preceding two sentences, at September 2023, and September 2022, there was $8.3 million and $24.9 million, respectively, of retained earnings free of restrictions to make cash dividends or stock repurchases.

Our Board of Directors did not declare, nor were any dividends paid, during fiscal years 2023 and 2022. Any future cash dividend payments will depend upon our earnings, financial condition, capital requirements, compliance with loan covenants and other relevant factors.

As of September 2023, our Board of Directors had authorized management to use up to $60.0 million to repurchase stock in open market transactions under our Stock Repurchase Program. During 2022, we purchased 136,181 shares of our common stock for a total cost of $4.0 million. There were no repurchases of our common stock in 2023. As of September 2023, we had purchased 3,735,114 shares of common stock for an aggregate of $56.4 million since the inception of the Stock Repurchase Program. All purchases were made at the discretion of management and pursuant to the safe harbor provisions of SEC Rule 10b-18. As of September 2023, $3.6 million remained authorized by our Board of Directors for future purchases under our Stock Repurchase Program, which does not have an expiration date.

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

Revenue Recognition

Revenue is recognized when performance obligations under the terms of the contracts are satisfied. Our performance obligations primarily consist of delivering products to our customers. Control is transferred upon providing the products to customers in our retail stores, upon shipment of our products to consumers from our ecommerce sites, and upon shipment from our distribution centers to our customers in our wholesale operations. Once control is transferred to the customer, we have completed our performance obligation.

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

We record reductions to revenue for estimated customer returns, allowances, markdowns and discounts. We estimate these reductions based on historical rates of customer returns and allowances as well as the specific identification of outstanding returns, markdowns and allowances that have not yet been received by us. The actual amount of customer returns and allowances, which is inherently uncertain, may differ from our estimates. If we determine that actual or expected returns or allowances are significantly higher or lower than the reserves we established, we would record a reduction or increase, as appropriate, to net sales in the period in which we make such a determination. Reserves for returns, allowances, markdowns and discounts are included within accrued expenses as refund liabilities, and the value of inventory associated with reserves for sales returns are included within prepaid expenses and other current assets on the Consolidated Balance Sheets. As of September 2023, and September 2022, there was $0.8 million and $1.1 million, respectively, in refund liabilities for customer returns, allowances, markdowns and discounts included within accrued expenses.

Accounts Receivable and Related Reserves

Accounts receivable consists primarily of receivables from our customers arising from the sale of our products, and we generally do not require collateral from our customers.  We actively monitor our exposure to credit risk through the use of credit approvals and credit limits. Accounts receivable is presented net of reserves for doubtful accounts.

We estimate the net collectability of our accounts receivable and establish an allowance for doubtful accounts based upon this assessment.  In situations where we are aware of a specific customer’s inability to meet its financial obligation, such as in the case of a bankruptcy filing, we assess the need for a specific reserve for bad debts.  Reserves are determined through analysis of the aging of accounts receivable balances, historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in customer payment terms. Although our historical allowances have been materially accurate, if market conditions change, additional reserves may be required. Bad debt expense was less than 1% of net sales in each of fiscal years 2023 and 2022.

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

Impairment of Long-Lived Assets

We recorded restructuring and impairment charges in fiscal year 2023 in the amount of $1.1 million, no charges were incurred in fiscal year 2022. The charges in fiscal year 2023 relate to $0.8 million in expense in our DTG2Go business as we shifted the digital production capacity from our legacy, single-purpose Clearwater, Florida facility into our national footprint of dual-purpose facilities housing digital printing and blank garment distribution under one roof to advance our integrated on-demand model and further leverage the distinct competitive advantages it provides DTG2Go. Additionally, $0.2 million in fixed asset impairment charges related to the Campeche, Mexico assets as we implemented strategic actions to better optimize our overall cost structure, including the transition of our more expensive production capacity in Mexico, where we have to purchase third party textile fabric to our lower cost Central American platform served by our own textile manufacturing operations. These other Central American platforms will absorb the Mexican production. This transition requires significant reductions in our offshore manufacturing workforce and associated severance benefit payments. The remaining fixed assets related to Campeche, Mexico are fully recoverable and were not impaired.

Goodwill

Goodwill was recorded in conjunction with our acquisitions of Salt Life, DTG2Go, and Silk Screen Ink, Ltd. d/b/a SSI Digital Print Services, (“SSI”). We did not record any separately identifiable indefinite-lived intangibles associated with any of these acquisitions. Goodwill represents the excess of the purchase price and related costs over the value assigned to net tangible and identifiable intangible assets acquired and liabilities assumed. Goodwill must be tested for impairment at least annually or more frequently if events or changes in circumstances indicate that the carrying amount may be impaired, and goodwill is required to be written down when impaired. The Company tests goodwill for impairment annually on the first day of our third fiscal quarter, or more often if events occur or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable. We assess the value of our goodwill under either a qualitative or quantitative approach. Under a qualitative approach, the Company evaluates various market and other factors to determine whether it is more likely than not that the Company’s goodwill has been impaired. In performing the qualitative assessment, the Company considers the carrying value of its reporting units compared to its fair value as well as events and changes in circumstances that could include, but are not limited to, a significant adverse change in customer demand or business climate, an adverse action or assessment by a regulator, and significant adverse changes in the price of the Company’s common stock. If such qualitative assessment indicates that impairment may have occurred, an additional quantitative assessment is performed by comparing the carrying value of the assets to their respective estimated fair values. If the recorded carrying value of goodwill exceeds its estimated fair value, an impairment charge is recorded to write the reporting unit down to its estimated fair value.

The Company’s goodwill impairment loss calculations contain uncertainties because they require management to make significant judgments in estimating the fair value of the Company’s reporting units, including the projection of future cash flows and the selection of discount rates. These calculations contain uncertainties because they require management to make assumptions such as estimating economic factors, including the profitability of future business operations. Further, the Company’s ability to realize the future cash flows used in its fair value calculations is affected by factors such as changes in economic conditions, changes in the Company’s operating performance, and changes in the Company’s business strategies. Significant changes in any of the assumptions involved in calculating these estimates could affect the estimated fair value of the Company’s reporting units and could result in impairment charges in a future period.

Income Taxes

We account for income taxes under the liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as well as operating loss, interest deductions, and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  A valuation allowance is required to reduce the carrying value of deferred tax assets to the amount that is more-likely-than-not to be realized.  In making this final determination, we follow the Accounting Standards Codification 740, Income Taxes (“ASC 740”), and look to taxable income in prior carryback years, reversals of existing temporary book/tax differences, tax planning strategies and future taxable income exclusive of reversals of existing temporary differences. By its very nature, future taxable income requires estimates and judgments about future events that may be predictable but are far less certain than past events that can be objectively measured.

We established a valuation allowance related to certain of our state operating loss carryforward amounts in accordance with the provisions of ASC 740. We continually review the adequacy of the valuation allowance and recognize the benefits of deferred tax assets if reassessment indicates that it is more likely than not that the deferred tax assets will be realized based on earnings forecasts in the respective state tax jurisdictions. As of September 2023, we had state net operating losses of approximately $79.3 million, with deferred tax assets of $4.1 million related to these state NOLs, and related valuation allowances against them of approximately $1.1 million. These state net loss carryforwards expire at various intervals from 2027 through 2040. Our deferred tax asset related to state net operating loss carryforwards is reduced by a valuation allowance to result in net deferred tax assets we consider more likely than not to be realized.

Recent Accounting Standards

For information regarding recently issued accounting standards, refer to Note 2(ad) and Note 2(ae) to our Consolidated Financial Statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 (the “Exchange Act”) and are not required to provide the information under this item.

Item 8. Financial Statements and Supplementary Data

Our Consolidated Financial Statements for each of our periods ended September 2023, and September 2022, together with the Reports of Independent Registered Public Accounting Firms thereon, are included in this report commencing on page F-1 and are listed under Part IV, Item 15 in this report.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and principal accounting officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 2023, and, based on their evaluation, our Chief Executive Officer and principal accounting officer have concluded that these controls and procedures were effective at the evaluation date.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Accounting Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 2023. In this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (“COSO”) in Internal Control – Integrated Framework. The scope of our efforts to comply with the internal requirements of Section 404 of the Sarbanes-Oxley Act of 2002 with respect to fiscal year 2023 included all of our operations. Based on our evaluation, our management has concluded that, as of September 2023, our internal control over financial reporting is effective.

The effectiveness of our internal control over financial reporting as of September 2023, has been audited by Ernst & Young, LLP (“EY”), our independent registered public accounting firm, who also audited our Consolidated Financial Statements. EY’s attestation report on our internal controls over financial reporting is included herein.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the fourth quarter of 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Delta Apparel, Inc. and Subsidiaries

Opinion on Internal Control over Financial Reporting

We have audited Delta Apparel, Inc. and Subsidiaries’ internal control over financial reporting as of September 30, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Delta Apparel, Inc. and Subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of September 30, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of September 30, 2023, and October 1, 2022, and the related consolidated statements of operations, comprehensive (loss) income, shareholders’ equity and cash flows for each of the two years in the period ended September 30, 2023, and the related notes and our report dated December 28, 2023 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Atlanta, Georgia

December 28, 2023

Item 9B. Other Information

Thirteenth Amendment to the Fifth Amended and Restated Credit Agreement

On December 28, 2023, Delta Apparel, Inc. and its subsidiaries, M.J. Soffe, LLC, Culver City Clothing Company (f/k/a Junkfood Clothing Company), Salt Life, LLC, and DTG2Go, LLC (f/k/a Art Gun, LLC) (collectively, the “Borrowers”) entered into a Thirteenth Amendment to the Fifth Amended and Restated Credit Agreement with Wells Fargo Bank (the “Agent”) and the other lenders set forth therein (the “Thirteenth Amendment”). The Fifth Amended and Restated Credit Agreement (the “Amended Credit Agreement”), dated as of May 10, 2016, was filed as Exhibit 10.1 to Delta Apparel’s Quarterly Report on Form 10-Q filed with the SEC on May 12, 2016.

The First Amendment to the Amended Credit Agreement was filed as Exhibit 10.2.5 to Delta Apparel’s Annual Report on Form 10-K filed with the SEC on November 28, 2017. The Consent and Second Amendment to the Amended Credit Agreement was filed as Exhibit 10.1 to Delta Apparel’s Form 8-K filed with the SEC on March 13, 2018. The Consent and Third Amendment to the Amended Credit Agreement was filed as Exhibit 10.1 to Delta Apparel’s Form 8-K filed with the SEC on October 9, 2018. The Consent and Fourth Amendment to the Amended Credit Agreement was filed as Exhibit 10.2.8 to Delta Apparel's Annual Report on Form 10-K filed with the SEC on November 21, 2019. The Fifth Amendment to the Amended Credit Agreement was filed as Exhibit 10.1 to Delta Apparel’s Quarterly Report on Form 10-Q filed with the SEC on April 30, 2020. The Sixth Amendment to the Amended Credit Agreement was filed as Exhibit 10.1 to Delta Apparel’s Form 8-K filed with the SEC on August 31, 2020. The Seventh Amendment to the Amended Credit Agreement was filed as Exhibit 10.1 to Delta Apparel’s Form 8-K filed with the SEC on June 3, 2022. The Eighth Amendment to the Amended Credit Agreement was filed as Exhibit 10.1 to Delta Apparel’s Quarterly Report on Form 10-Q filed with the SEC on February 7, 2023. The Ninth Amendment to the Amended Credit Agreement was filed as Exhibit 10.2 to Delta Apparel’s Quarterly Report on Form 10-Q filed with the SEC on February 7, 2023. The Tenth Amendment to the Amended Credit Agreement was filed as Exhibit 10.1 to Delta Apparel’s Form 8-K filed with the SEC on March 29, 2023. The Eleventh Amendment to the Amended Credit Agreement was filed as Exhibit 10.1 to Delta Apparel’s Form 8-K filed with the SEC on October 11, 2023. The Twelfth Amendment to the Amended Credit Agreement was filed as Exhibit 10.1 to Delta Apparel’s Form 8-K filed with the SEC on December 8, 2023.

The Thirteenth Amendment (i) modifies the Availability Block such that (a) on and after the Ninth Amendment Date through and including April 1, 2023, it shall be $7,500,000, (b) on and after April 2, 2023 through and including June 4, 2023, it shall be $9,000,000, (c) on and after June 5, 2023 through and including December 4, 2023, it shall be $10,000,000, (d) on and after December 5, 2023 through and including January 18, 2024, it shall be $7,000,000, (d) on and after January 19, 2024 through and including and February 15, 2024, it shall be $8,500,000, and (e) on and after February 16, 2024 and at all times thereafter, it shall be $10,000,000; (ii) requires that, commencing with the fiscal month ending June 29, 2024, the Company must maintain a Fixed Charge Coverage Ratio for the immediately preceding 12 consecutive fiscal months of not less than 1.00 to 1.00 if (a) Availability is less than $17,500,000 or (b) a Default or Event of Default exists; and (iii) requires that Borrowers maintain specified minimum EBITDA levels measured on a cumulative month-to-date basis through the end of the fiscal month ending March 2, 2024, and for trailing three-month periods starting March 30, 2024.  The Thirteenth Amendment also, among other things, removes the requirement that certain real estate transactions be consummated and also removes the occurrence of an Event of Default in the event such transactions are not consummated by certain dates.

We expect the Thirteenth Amendment to enhance our borrowing base and allow us to access more of our availability under the Amended Credit Agreement while easing the financial covenant restrictions for the remainder of fiscal year 2024.

The foregoing summary of the Thirteenth Amendment and the transactions contemplated thereby does not purport to be complete and is qualified in its entirety by reference to the text of the Thirteenth Amendment, which is filed herewith as Exhibit 10.2.14 to this Annual Report on Form 10-K and which is incorporated herein by reference.

Separate from the relationship related to the Amended Credit Agreement, as amended, certain lenders thereunder have engaged in, or may in the future engage in, transactions with, and perform services for, Delta Apparel, Inc. and/or its subsidiaries in the ordinary course of business.

Termination of Real Estate Purchase and Sale Contract with RH Dunn LLC

On December 27, 2023, RH Dunn LLC (the "Buyer") exercised its discretionary right to terminate the Real Estate and Sale Contract entered into between Delta Apparel, Inc. (the "Company") and Buyer dated November 22, 2023, for the sale and long-term leaseback of the Company's approximately 35-acre campus in Fayetteville, North Carolina (the "Agreement"). The purchase price for the Fayetteville campus contained in the agreement was $25 million and the Agreement contained customary representations, warranties and covenants made by the Company. The obligations of the Buyer under the Agreement were subject to inspection, due diligence and other customary closing conditions. The Agreement contained a transaction closing condition requiring the Company or its wholly-owned subsidiary to enter into a long-term lease agreement with the Buyer or its affiliate, with such lease agreement having an initial term of 10 years, with two five-year renewal options.

The Company is not aware of any material relationship that it or its affiliates have with the Buyer other than in respect of the Agreement. The Company did not incur any early termination penalties in connection with the termination of the Agreement.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference from the portions of the definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days following the end of our 2023 fiscal year under the headings “Proposal No. 1: Election of Directors,” “Corporate Governance,” and “Executive Officers.”

All of our employees, including our Chief Executive Officer, and principal accounting officer, are required to abide by our business conduct policies so that our business is conducted in a consistently legal and ethical manner. We have adopted a code of business conduct and ethics known as our Ethics Policy Statement. The Ethics Policy Statement is available without charge on our website. In the event that we amend or waive any of the provisions of the Ethics Policy Statement applicable to our Chief Executive Officer, or principal accounting officer, we intend to disclose the same on our website at www.deltaapparelinc.com.

Item 11. Executive Compensation

The information required by this Item is incorporated herein by reference from the portions of the definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days following the end of our 2023 fiscal year under the headings “Executive Compensation,” “Compensation Tables,” and “Director Compensation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information relating to security ownership by certain beneficial owners and management is incorporated herein by reference from the portion of the definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days following the end of our 2023 fiscal year under the headings “Equity Compensation Plan Information” and “Stock Ownership of Management and Principal Shareholders.”

On February 6, 2020, our shareholders approved the Delta Apparel, Inc. 2020 Stock Plan (“2020 Stock Plan”) to replace the 2010 Stock Plan, which was previously re-approved by our shareholders on February 4, 2015, and was scheduled to expire by its terms on September 14, 2020. The 2020 Stock Plan is substantially similar in both form and substance to the 2010 Stock Plan. The purpose of the 2020 Stock Plan is to continue to give our Board of Directors and its Compensation Committee the ability to offer a variety of compensatory awards designed to enhance the Company’s long-term success by encouraging stock ownership among its executives, key employees and directors. Under the 2020 Stock Plan, the Compensation Committee of our Board of Directors has the authority to determine the employees and directors to whom awards may be granted and the size and type of each award and manner in which such awards will vest. The awards available under the plan consist of stock options, stock appreciation rights, restricted stock, restricted stock units, performance stock, performance units, and other stock and cash awards. If a participant dies or becomes disabled (as defined in the 2020 Stock Plan) while employed by the Company or serving as a director, all unvested awards become fully vested. The Compensation Committee is authorized to establish the terms and conditions of awards granted under the 2020 Stock Plan, to establish, amend and rescind any rules and regulations relating to the 2020 Stock Plan, and to make any other determinations that it deems necessary. The aggregate number of shares of common stock that may be delivered under the 2020 Stock Plan is 449,714 plus any shares of common stock subject to outstanding awards under the 2010 Stock Plan that are subsequently forfeited or terminated for any reason before being exercised. Similar to the 2010 Stock Plan, the 2020 Stock Plan limits the number of shares that may be covered by awards to any participant in a given calendar year and also limits the aggregate awards of restricted stock, restricted stock units and performance stock granted in a given calendar year. The 2010 Stock Plan terminated and the 2020 Stock Plan became effective on February 6, 2020, the date of shareholders’ approval. On August 2, 2023, the 2020 Stock Plan was amended to require all equity awards granted after August 2, 2023, to contain a “double-trigger” vesting provision such that vesting will require both a change-in-control and an additional event such as a termination or other adverse employment action.

Set forth in the table below is certain information about securities issuable under our equity compensation plans as of September 2023:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights (2)	Number of securities remaining available for future issuance under equity compensation plans (excluding those currently outstanding)
Equity compensation plans approved by security holders	121,813	$—	121,813
Equity compensation plans not approved by security holders	—	—	—
Total	121,813	$—	121,813

(1) Includes all outstanding restricted stock units that have a performance-based vesting condition that would vest in equity shares and assumes 100% vesting of performance-based targets.

(2) Not applicable, as there are no outstanding stock options at period end.

For additional information on our stock-based compensation plans, see Note 12 - Stock-Based Compensation to the Consolidated Financial Statements.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference from the portion of the definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days following the end of our 2023 fiscal year under the heading “Corporate Governance.”

Item 14. Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference from the portion of the definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days following the end of our 2023 fiscal year under the heading “Proposal No. 3: Ratification of Appointment of Independent Registered Public Accounting Firm.”

Part IV

Item 15. Exhibits and Financial Statement Schedules

Financial Statements:

Report of Independent Registered Public Accounting Firms.

Consolidated Balance Sheets as of September 2023, and September 2022.

Consolidated Statements of Operations for the years ended September 2023, and September 2022.

Consolidated Statements of Comprehensive Income for the years ended September 2023, and September 2022.

Consolidated Statements of Shareholders’ Equity for the years ended September 2023, and September 2022.

Consolidated Statements of Cash Flows for the years ended September 2023, and September 2022.

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
10.2.14

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

10.2.1

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

10.2.3

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

10.2.4

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

10.2.5	Fourth Amendment to Fifth Amended and Restated Credit Agreement, dated November 19, 2019, among Delta Apparel, Inc., M.J. Soffe, LLC, Culver City Clothing Company, Salt Life, LLC, and DTG2Go, LLC, the financial institutions named therein as Lenders, and Wells Fargo Bank, National Association, as agent for Lenders. Incorporated by reference to Exhibit 10.2.8 to the Company's Annual Report on Form 10-K filed on November 23, 2019.
10.2.6	Fifth Amendment to Fifth Amended and Restated Credit Agreement dated April 27, 2020, among Delta Apparel, Inc., M.J. Soffe, LLC, Culver City Clothing Company, Salt Life, LLC, and DTG2Go, LLC, the financial institutions named therein as Lenders, and Wells Fargo Bank, National Association as agent for Lenders. Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on April 30, 2020.
10.2.7	Sixth Amendment to Fifth Amended and Restated Credit Agreement dated August 28, 2020, among Delta Apparel, Inc., M.J. Soffe, LLC, Culver City Clothing Company, Salt Life, LLC, and DTG2Go, LLC, the financial institutions named therein as Lenders, and Wells Fargo Bank, National Association as agent for Lenders. Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 31, 2020.
10.2.8	Seventh Amendment to Fifth Amended and Restated Credit Agreement dated June 2, 2022, among Delta Apparel, Inc., M.J. Soffe, LLC, Culver City Clothing Company, Salt Life, LLC, and DTG2Go, LLC, the financial institutions named therein as Lenders, and Wells Fargo Bank, National Association as agent for Lenders. Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 3, 2022.
10.2.9	Eighth Amendment to Fifth Amended and Restated Credit Agreement dated January 3, 2023, among Delta Apparel, Inc., M.J. Soffe, LLC, Culver City Clothing Company, Salt Life, LLC, and DTG2Go, LLC, the financial institutions named therein as Lenders, and Wells Fargo Bank, National Association as agent for Lenders. Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on February 7, 2023.
10.2.10	Ninth Amendment to Fifth Amended and Restated Credit Agreement dated February 3, 2023, among Delta Apparel, Inc., M.J. Soffe, LLC, Culver City Clothing Company, Salt Life, LLC, and DTG2Go, LLC, the financial institutions named therein as Lenders, and Wells Fargo Bank, National Association as agent for Lenders. Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on February 7, 2023.
10.2.11	Tenth Amendment to Fifth Amended and Restated Credit Agreement dated March 23, 2023, among Delta Apparel, Inc., M.J. Soffe, LLC, Culver City Clothing Company, Salt Life, LLC, and DTG2Go, LLC, the financial institutions named therein as Lenders, and Wells Fargo Bank, National Association as agent for Lenders. Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 29, 2023.
10.2.12	Eleventh Amendment to Fifth Amended and Restated Credit Agreement dated October 6, 2023, among Delta Apparel, Inc., M.J. Soffe, LLC, Culver City Clothing Company, Salt Life, LLC, and DTG2Go, LLC, the financial institutions named therein as Lenders, and Wells Fargo Bank, National Association as agent for Lenders. Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on October 11, 2023.
10.2.13	Twelfth Amendment to Fifth Amended and Restated Credit Agreement dated December 5, 2023, among Delta Apparel, Inc., M.J. Soffe, LLC, Culver City Clothing Company, Salt Life, LLC, and DTG2Go, LLC, the financial institutions named therein as Lenders, and Wells Fargo Bank, National Association as agent for Lenders. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 8, 2023.
10.2.14	Thirteenth Amendment to Fifth Amended and Restated Credit Agreement dated December 28, 2023, among Delta Apparel, Inc., M.J. Soffe, LLC, Culver City Clothing Company, Salt Life, LLC, and DTG2Go, LLC, the financial institutions named therein as Lenders, and Wells Fargo Bank, National Association as agent for Lenders.
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
10.14

Employment Agreement between Delta Apparel, Inc. and Nancy P. Bubanich dated January 1, 2022: Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 1, 2022.***

10.14.1	First Amendment to Employment Agreement between Delta Apparel, Inc. and Nancy P. Bubanich dated December 1, 2022: Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on December 1, 2022.***
10.15	Agreement dated December 7, 2022: Incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report of Form 10-K filed on February 7, 2023***
10.16

Delta Apparel, Inc. Short-Term Incentive Compensation Plan, Effective June 1, 2000, Amended and Restated Effective November 19, 2019: Incorporated by reference to Exhibit A to the Company's Proxy Statement filed on September 28, 2011, and Exhibit 1 to the Company's Proxy Statement filed on December 29, 2015.***

10.17	Agreement between Delta Apparel, Inc. and IMG Worldwide, Inc. dated December 6, 2013: Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 6, 2013.
10.18	Form of Restricted Stock Unit and Performance Unit Award Agreement: Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on February 9, 2016.***
10.19	Form of Restricted Stock Unit Award Agreement: Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on February 9, 2016.***
10.20	Form of Performance Unit Award Agreement: Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on May 8, 2017.***
10.21	Form of Restricted Stock Unit and Performance Unit Award Agreement: Incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K filed on November 28, 2017.***
10.22	Form of Restricted Stock Unit Award Agreement: Incorporated by reference to Exhibit 10.23 to the Company's Quarterly Report on Form 10-Q filed on May 7, 2018.***
10.23	Form of Restricted Stock Unit and Performance Unit Award Agreement: Incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K filed on November 21.2019.***
10.24	Form of Restricted Stock Unit and Performance Unit Award Agreement: Incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K filed on November 21, 2022.***
10.25	Form of Restricted Stock Unit Award Agreement: Incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K filed on November 22, 2022.***
10.26	Form of Restricted Stock Unit and Performance Unit Award Agreement: Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on May 4, 2023.***
10.27	Delta Apparel, Inc. Clawback Policy, effective November 14, 2023.
10.28	Cooperation Agreement dated as of December 14, 2023, by and among Forager Fund, LP, Forager Capital Management, LLC. Robert MacArthur, Edward Kissel and Timothy Brog and Delta Apparel, Inc. Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 19, 2023.
21	Subsidiaries of the Company.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

DELTA APPAREL, INC.
(Registrant)

12/28/23	/s/Nancy P. Bubanich
Date	Nancy P. Bubanich
Chief Accounting Officer
(principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and as of the dates indicated.

/s/Anita D. Britt	12/28/23	/s/Robert W. Humphreys	12/28/23
Anita D. Britt	Date	Robert W. Humphreys	Date
Director		Chairman and Chief Executive Officer
(principal executive officer)

/s/Timothy Brog	12/28/23	/s/Sonya E. Medina	12/28/23
Timothy Brog	Date	Sonya E. Medina	Date
Director		Director

/s/J. Bradley Campbell	12/28/23	/s/A. Alexander Taylor, II	12/28/23
J. Bradley Campbell	Date	A. Alexander Taylor, II	Date
Director		Director

/s/Dr. Bill C. Hardgrave	12/28/23	/s/David G. Whalen	12/28/23
Dr. Bill C. Hardgrave	Date	David G. Whalen	Date
Director		Director

/s/Glenda E. Hood	12/28/23
Glenda E. Hood	Date
Director

Delta Apparel, Inc. and Subsidiaries

Report of Independent Registered Public Accounting Firm

   To the Shareholders and the Board of Directors of Delta Apparel, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Delta Apparel, Inc. and Subsidiaries (the Company) as of September 30, 2023 and October 1, 2022, the related consolidated statements of operations, comprehensive (loss) income, shareholders’ equity and cash flows for each of the two years in the period ended September 30, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2023 and October 1, 2022, and the results of its operations and its cash flows for each of the two years in the period ended September 30, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of September 30, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated December 28, 2023 expressed an unqualified opinion thereon.

Basis for Opinion

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Inventory Reserve Valuation

Description of the Matter

As described in Note 4 to the Company’s consolidated financial statements, the Company’s inventories, net totaled approximately $212.4 million as of September 30, 2023, net of approximately $15.8 million of inventory reserves. As discussed in Note 2 to the consolidated financial statements, the Company states inventories at the lower of cost or net realizable value. In connection with this policy, the Company periodically reviews inventory quantities on hand and records reserves for obsolescence, excess quantities, irregulars and slow-moving inventory based on historical selling prices, current market conditions, and forecasted product demand to reduce inventory to its net realizable value. The Company’s evaluation of inventory valuation includes consideration of the life cycle of the individual products and historical sales and margin information based on such life cycles.

Auditing management’s estimate of certain inventory reserves was complex and required significant judgment due to estimation uncertainty in the assumptions about the life cycle of the individual products and expected selling price when considering expected future demand and inventory quantities on hand.  Changes in these assumptions can lead to a material effect on the amount of recorded inventory reserves.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated design, and tested the operating effectiveness of controls over the Company’s process to determine the valuation of the Company’s inventory reserves. This included internal controls over the Company’s review of significant assumptions underlying the inventory reserve estimate.

To test the adequacy of the Company’s inventory reserve, our substantive audit procedures included, among others, assessing methodologies and assumptions used, testing the accuracy and completeness of the underlying data used in management’s estimation calculations, including aging of inventory and historical margins, and performing sensitivity analyses on the significant assumptions used.

Goodwill Valuation Related to the DTG2Go Reporting Unit

Description of the Matter

As of September 30, 2023, the Company’s goodwill balance for the DTG2Go reporting unit was approximately $8.8 million. As discussed in Note 2 of the consolidated financial statements, goodwill is tested by the Company for impairment on an annual basis at the reporting unit level. The Company’s annual testing date is the first day of the third fiscal quarter. Further, when events or changes in circumstances indicate the carrying value may not be recoverable the Company tests for impairment as of an interim date. As disclosed in Notes 2 and 6 to the consolidated financial statements, as a result of the impact of market conditions on profitability and future cash flow, as well as the decline in share price, the Company performed an interim impairment analysis at September 30, 2023 on the DTG2Go reporting unit’s goodwill, which resulted in an impairment charge recorded in the fourth quarter in the amount of approximately $9.2 million. The Company estimated the fair value of the DTG2Go reporting unit using the discounted cash flow method, a form of the income approach.

Auditing the Company’s interim impairment test for DTG2Go goodwill was complex and highly judgmental and required the involvement of a valuation specialist due to the significant judgment in estimating the fair value of the reporting unit. In particular, the fair value estimate of the DTG2Go reporting unit is sensitive to assumptions such as revenue, EBITDA margin, terminal period growth and discount rate. These assumptions are sensitive to, and affected by, expected future market or economic conditions, as well as industry and company-specific qualitative factors.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s DTG2Go interim goodwill impairment testing process, including controls over management’s review of the significant assumptions described above and the valuation model used to develop such estimates.

To test the estimated fair value of the Company’s DTG2Go reporting unit and the measurement of the impairment charge recognized in the fourth quarter, we performed audit procedures that included, among others, testing the significant assumptions discussed above, testing the underlying data used by the Company in its analyses by comparing to historical and other industry data, as well as validating certain assertions with data internal to the Company and from other sources. We compared the significant assumptions used by management to current industry and economic trends while also considering changes to the Company’s business model, customer base and product mix. We involved our valuation specialists to assist in our evaluation of the Company's model, valuation methodology and certain assumptions utilized in the discounted cash flow model. We also involved our valuation specialists to independently compute a range of reasonableness for the discount rate. We performed sensitivity analyses to evaluate the impact that changes in the significant assumptions would have on the fair value of the reporting unit. In addition, we tested the reconciliation of the fair value of the reporting units to the market capitalization of the Company.

 /s/ Ernst & Young, LLP

We have served as the Company’s auditor since 2016.

Atlanta, Georgia

December 28, 2023

Delta Apparel, Inc. and Subsidiaries

Consolidated Balance Sheets

(Amounts in thousands, except share amounts and per share data)

	September 2023	September 2022
Assets
Cash and cash equivalents	$187	$300
Accounts receivable, less allowances of $119 and $109, respectively	45,130	68,215
Other receivables	1,350	1,402
Income tax receivable	1,388	1,969
Inventories, net	212,365	248,538
Prepaid expenses and other current assets	2,542	2,755
Total current assets	262,962	323,179

Property, plant and equipment, net	65,611	74,109
Goodwill	28,697	37,897
Intangible assets, net	21,694	24,026
Deferred income taxes	7,822	1,342
Operating lease assets	55,464	50,275
Equity method investment	10,082	9,886
Other assets	2,906	2,967
Total assets	$455,238	$523,681

Liabilities and Equity
Liabilities:
Accounts payable	$62,085	$83,553
Accrued expenses	18,236	27,414
Income taxes payable	710	379
Current portion of finance leases	8,442	8,163
Current portion of operating leases	9,124	8,876
Current portion of long-term debt	16,567	9,176
Total current liabilities	115,164	137,561

Long-term income taxes payable	2,131	2,841
Long-term finance leases, less current maturities	14,029	16,776
Long-term operating leases, less current maturities	47,254	42,721
Long-term debt, less current maturities	126,465	136,750
Deferred income taxes	—	4,310
Total liabilities	$305,043	$340,959
Shareholders’ equity:
Preferred stock—$0.01 par value, 2,000,000 shares authorized, none issued and outstanding	—	—
Common stock —$0.01 par value, 15,000,000 shares authorized, 9,646,972 shares issued, and 7,001,020 and 6,915,663 shares outstanding as of September 2023, and September 2022, respectively	96	96
Additional paid-in capital	61,315	61,961
Retained earnings	133,387	166,600
Accumulated other comprehensive gain	—	141
Treasury stock —2,645,952 and 2,731,309 shares as of September 2023, and September 2022, respectively	(43,896)	(45,420)
Equity attributable to Delta Apparel, Inc.	150,902	183,378
Equity attributable to non–controlling interest	(707)	(656)
Total equity	150,195	182,722
Total liabilities and equity	$455,238	$523,681

See accompanying Notes to Consolidated Financial Statements.

Delta Apparel, Inc. and Subsidiaries

Consolidated Statements of Operations

(Amounts in thousands, except per share data)

	Year Ended
	September 2023	September 2022
Net sales	$415,351	$484,859
Cost of goods sold	361,338	376,016
Gross profit	54,013	108,843

Selling, general and administrative expenses	73,749	79,455
Goodwill impairment charge	9,200	—
Other loss (income), net	506	(2,393)
Operating (loss) income	(29,442)	31,781

Interest expense	14,194	7,732
(Loss) earnings before (benefit from) provision for income taxes	(43,636)	24,049
(Benefit from) provision for income taxes	(10,372)	4,307
Consolidated (loss) earnings, net	$(33,264)	$19,742
Net (loss) income attributable to non-controlling interest	(51)	2
Net (loss) earnings attributable to shareholders	$(33,213)	$19,740

Basic (loss) earnings per share	$(4.75)	$2.84
Diluted (loss) earnings per share	$(4.75)	$2.80

Weighted average number of shares outstanding	6,989	6,953
Dilutive effect of stock options and awards	—	94
Weighted average number of shares assuming dilution	6,989	7,047

See accompanying Notes to Consolidated Financial Statements.

Delta Apparel, Inc. and Subsidiaries

Consolidated Statements of Comprehensive (Loss) Income

(Amounts in thousands)

	Year Ended
	September 2023	September 2022
Net (loss) earnings attributable to shareholders	$(33,213)	$19,740
Other comprehensive (loss) income related to unrealized (loss) gain on derivatives, net of income tax	(141)	927
Consolidated comprehensive (loss) income	$(33,354)	$20,667

See accompanying Notes to Consolidated Financial Statements

Delta Apparel, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity

(Amounts in thousands, except share amounts)

					Accumulated
			Additional		Other			Non-
	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Controlling
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Interest	Total
Balance at September 2021	9,646,972	$96	$60,831	$146,860	$(786)	2,672,312	$(42,149)	$(658)	$164,194

Net earnings	—	—	—	19,740	—	—	—	—	19,740
Other comprehensive income	—	—	—	—	927	—	—	—	927
Net income attributable to non-controlling interest	—	—	—	—	—	—	—	2	2
Stock buyback	—	—	—	—	—	136,181	(3,957)	—	(3,957)
Vested stock awards	—	—	(1,783)	—	—	(77,184)	686	—	(1,097)
Stock based compensation	—	—	2,913	—	—	—	—	—	2,913
Balance at September 2022	9,646,972	$96	$61,961	$166,600	$141	2,731,309	$(45,420)	$(656)	$182,722

Net loss	—	—	—	(33,213)	—	—	—	—	(33,213)
Other comprehensive loss	—	—	—	—	(141)	—	—	—	(141)
Net loss attributable to non-controlling interest	—	—	—	—	—	—	—	(51)	(51)
Vested stock awards	—	—	(2,067)	—	—	(85,357)	1,524	—	(543)
Stock based compensation	—	—	1,421	—	—	—	—	—	1,421
Balance at September 2023	9,646,972	$96	$61,315	$133,387	—	2,645,952	$(43,896)	$(707)	$150,195

See accompanying Notes to Consolidated Financial Statements.

Delta Apparel, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Amounts in thousands)

	Year Ended
	September 2023	September 2022
Operating activities:
Consolidated net (loss) earnings	$(33,264)	$19,742
Adjustments to consolidated net (loss) earnings attributable to net cash provided by (used in) operating activities:
Depreciation	12,814	12,636
Amortization of intangibles	2,332	2,396
Amortization of deferred financing fees	392	336
(Benefit from) provision for deferred income taxes	(10,742)	2,988
Provision for market reserves	(1,906)	1,804
Non-cash stock compensation	1,421	2,913
Loss on disposal of equipment	121	354
Loss on impairment of equipment	1,028	—
Loss on impairment of goodwill	9,200	—
Contingent consideration earn out adjustment	—	(1,897)
Other, net	(1,747)	(848)
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	23,137	(1,438)
Inventories, net	38,079	(88,639)
Prepaid expenses and other current assets	151	1,593
Other non-current assets	1,422	624
Accounts payable	(22,011)	30,435
Accrued expenses	(9,004)	(415)
Change in net operating lease liabilities	(408)	342
Income taxes	202	(1,992)
Other liabilities	—	(1,049)
Net cash provided by (used in) operating activities	11,217	(20,115)

Investing activities:
Purchases of property and equipment	(2,821)	(12,378)
Proceeds from sale of property and equipment	31	40
Proceeds from equipment under financed leases	4,417	—
Cash paid for intangible asset	—	(131)
Cash paid for business	—	(583)
Net cash provided by (used in) investing activities	1,627	(13,052)

Financing activities:
Proceeds from long-term debt	457,949	542,613
Repayment of long-term debt	(460,843)	(504,851)
Payment of capital financing	(9,191)	(7,732)
Repurchase of common stock	—	(3,957)
Payment of deferred financing costs	(330)	(890)
Payment of withholding taxes on stock awards	(542)	(1,092)
Net cash (used in) provided by financing activities	(12,957)	24,091
Net decrease in cash and cash equivalents	(113)	(9,076)
Cash and cash equivalents at beginning of period	300	9,376
Cash and cash equivalents at end of period	$187	$300

Supplemental cash flow information:
Cash paid during the period for interest	$13,615	$7,404
Cash paid during the period for income taxes, net of refunds received	$1,387	$3,044

See accompanying Notes to Consolidated Financial Statements.

Delta Apparel, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

September 2023

Note 1—The Company

Delta Apparel, Inc. (collectively with DTG2Go, LLC, Salt Life, LLC, M.J. Soffe, LLC, and other subsidiaries, “Delta Apparel,” “we,” “us,” “our,” or the “Company”) is a vertically-integrated, international apparel company. With approximately 6,800 employees worldwide, we design, manufacture, source, and market a diverse portfolio of core activewear and lifestyle apparel products under our primary brands of Salt Life®, Soffe®, and Delta. We are a market leader in the on-demand, digital print and fulfillment industry, bringing DTG2Go’s proprietary technology and innovation to our customers’ supply chains. We specialize in selling casual and athletic products through a variety of distribution channels and tiers, including outdoor and sporting goods retailers, independent and specialty stores, department stores and mid-tier retailers, mass merchants and eRetailers, the U.S. military, and through our business-to-business digital platform. Our products are also made available direct-to-consumer on our ecommerce sites and in our branded retail stores. Our diversified go-to-market strategies allow us to capitalize on our strengths to provide our activewear and lifestyle apparel products to a broad and evolving customer base whose shopping preferences may span multiple retail channels.

We design and internally manufacture the majority of our products, with more than 90% of the apparel that we sell sewn in our own facilities. This allows us to offer a high degree of consistency and quality, leverage scale efficiencies, and react quickly to changes in trends within the marketplace. We have manufacturing operations located in the United States, El Salvador, Honduras and Mexico (our Mexico operations will cease early in our 2024 fiscal year in connection with our decision to close our sewing and screenprint operations there), and we use domestic and foreign contractors as additional sources of production. Our distribution facilities are strategically located throughout the United States to better serve our customers with same-day shipping on our catalog products and weekly replenishments to retailers. Approximately 2,300 employees at two of our facilities in San Pedro Sula, Honduras, are party to multi-year collective bargaining agreements. We have historically conducted our operations without significant labor disruptions and believe that our relations with our employees are positive.

Note 2—Critical Accounting Estimates

(a) Basis of Presentation: Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of Delta Apparel and its wholly-owned domestic and foreign subsidiaries, as well as its majority-owned subsidiary, Salt Life Beverage, LLC (“Salt Life Beverage”). All significant intercompany accounts and transactions have been eliminated in consolidation.

We operate our business in two distinct segments: Delta Group and Salt Life Group. Although the two segments are similar in their production processes and regulatory environments, they are distinct in their economic characteristics, products, marketing, and distribution methods.

(b) Fiscal Year:  We operate on a 52- or 53- week fiscal year ending on the Saturday closest to September 30. All references to “2023” and “2022” relate to the 52-week fiscal year ended on September 30, 2023, and the 52-week fiscal year ended on October 1, 2022.

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

We estimate the net collectability of our accounts receivable and establish an allowance for doubtful accounts based upon this assessment. In situations where we are aware of a specific customer’s inability to meet its financial obligation, such as in the case of a bankruptcy filing, we assess the need for a specific reserve for bad debts. Reserves are determined through analysis of the aging of accounts receivable balances, historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in customer payment terms. Bad debt expense was less than 1% of net sales in each of the twelve months ended September 2023 and 2022.

(f) Inventories: We state inventories at the lower of cost or net realizable value, which approximates inventory cost, using the first-in, first-out method. Inventory cost includes materials, labor and manufacturing overhead on manufactured inventory, and all direct and associated costs, including inbound freight, to acquire sourced products. See Note 2 for further information regarding yarn procurements. We regularly review inventory quantities on hand and record reserves for obsolescence, excess quantities, irregulars and slow-moving inventory based on historical selling prices, current market conditions, and forecasted product demand to reduce inventory to its net realizable value. Our evaluation includes consideration of the life cycle of individual products and historical sales and margin information based on such life cycle. See (w) below for further information on yarn procurements.

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

(i) Impairment of Long-Lived Assets (Including Amortizable Intangible Assets): In accordance with ASC 360, Property, Plant, and Equipment, we determine whether the carrying value of any of our long-lived assets, including amortizable intangibles other than goodwill, is impaired. We review long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of the long-lived assets might not be recoverable. If we determine that indicators of impairment are present, we determine whether the estimated undiscounted cash flows for the potentially impaired asset group are less than the carrying value. This requires management to estimate future cash flows through operations over the remaining useful life of the asset and its ultimate disposition. The assumptions we use to estimate future cash flows are consistent with the assumptions we use for internal planning purposes, updated to reflect current expectations. If our estimated undiscounted cash flows do not exceed the carrying value, we estimate the fair value of the assets and record an impairment charge if the carrying value is greater than the fair value of the assets.

(j) Goodwill and Intangible Assets: We recorded goodwill and intangible assets with definite lives, including trade names and trademarks, customer relationships, technology, and non-compete agreements, as a result of several acquisitions. Intangible assets are amortized based on their estimated economic lives, ranging from four to twenty years. Goodwill represents the excess of the purchase price over the fair value of net identified tangible and intangible assets acquired and liabilities assumed and is not amortized. The total amount of goodwill is deductible for tax purposes. See Note 6 — Goodwill and Intangible Assets for further details.

(k) Impairment of Goodwill: As set forth in ASC 350, Intangibles — Goodwill and Other, we evaluate the carrying value of goodwill annually or more frequently, if events or circumstances indicate that an impairment loss may have occurred. Such circumstances could include, but are not limited to, a significant adverse change in business climate, increased competition or other economic conditions.

We complete our annual impairment test of goodwill on the first day of our third fiscal quarter and whenever events or changes in circumstances indicate the carrying value may not be recoverable. ASC 350 allows an optional one-step qualitative assessment, prior to a quantitative assessment test, to determine whether it is “more likely than not” that the estimate fair value of a reporting unit exceeds its carrying amount. We assess the value of our goodwill under either a qualitative or quantitative approach.

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

As part of the quantitative test, we utilize the present value of expected cash flows or, as appropriate, a combination of the present value of expected cash flows and the guideline public company method to determine the estimated fair value of our reporting units. This present value model requires management to estimate future cash flows, the timing of these cash flows, and a discount rate (based on a weighted average cost of capital), which represents the time value of money and the inherent risk and uncertainty of the future cash flows. Factors that management must estimate when performing this step in the process include, among other items, sales, gross margins, selling, general and administrative expenses, capital expenditures, cash flows and the selection of an appropriate discount rate, all of which are subject to inherent uncertainties and subjectivity. The assumptions we use to estimate future cash flows are consistent with the assumptions that the reporting units use for internal planning purposes, including annual business plans and other forecasts, which we believe would be generally consistent with that of a market participant. If we determine that the estimated fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is not impaired. If we determine that the carrying value of the reporting unit exceeds its estimated fair value, we measure the goodwill impairment charge based on the excess of a reporting unit’s carrying amount over its estimated fair value, but not in excess of the total amount of goodwill allocated to the respective reporting unit, as required under Accounting Standards Update (“ASU”) 2017-04, Simplifying the Test for Goodwill Impairment.

During the third quarter of fiscal year 2023 as part of the annual impairment test, the Company quantitatively and qualitatively assessed whether it was more likely than not that goodwill was impaired. Based on this assessment, the Company determined that its goodwill was not impaired as of April 2, 2023. Management’s estimates for the assumptions used in the annual impairment test were based on information known at the time of the impairment test.

In the fourth quarter of fiscal year 2023, the Company recorded a goodwill impairment charge of $9.2 million associated with the DTG2Go reporting unit. This impairment resulted from an interim impairment assessment of DTG2Go goodwill, which we were required to perform in the fourth quarter of fiscal year 2023 due to the adverse impact of the market conditions on our current year profitability and estimated future business results and cash flows, as well as the significant decrease in our market capitalization because of a sustained decline in our common stock price.

The Company’s ability to realize the future cash flows used in its fair value calculations is affected by factors such as changes in economic conditions, changes in the Company’s operating performance, and changes in the Company’s business strategies. Significant changes in any of the assumptions involved in calculating these estimates could affect the estimated fair value of the Company’s reporting units and could result in additional impairment charges in a future period.

(l) Revenue Recognition: Revenue is recognized when performance obligations under the terms of the contracts are satisfied. Our performance obligation primarily consists of transferring control of our products to our customers. Control is transferred upon providing the products to customers in our retail stores, upon shipment of our products to consumers from our ecommerce sites, and upon shipment from our distribution centers to our customers in our wholesale operations. Once control is transferred to the customer, we have completed our performance obligation.

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

We only recognize revenue to the extent that it is probable that we will not recognize a significant reversal of revenue due to the resolution of variable uncertainties at the time of sale. In determining our estimates for discounts, allowances, chargebacks, and returns, we consider historical and current trends, agreements with our customers and retailer performance. We record these discounts, returns and allowances as a reduction to net sales in our Consolidated Statements of Operations and as a refund liability in our accrued expenses in our Consolidated Balance Sheets, with the estimated value of inventory expected to be returned in prepaid and other current assets in our Consolidated Balance Sheets. As of September 2023, and September 2022, there was $0.8 million and $1.1 million, respectively, in refund liabilities for customer returns, allowances, markdowns and discounts included within accrued expenses.

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

(m) Sales Tax: Sales tax collected from customers and remitted to various government agencies are presented on a net basis (excluded from revenues) in the Consolidated Statements of Operations.

(n) Cost of Goods Sold: We include all manufacturing and sourcing costs incurred prior to the receipt of finished goods at our distribution facilities in cost of goods sold. The cost of goods sold principally includes product costs, manufacturing labor costs, purchasing costs, inbound freight charges, insurance, inventory write-downs, and depreciation and amortization expense associated with our manufacturing and sourcing operations. Our gross margins may not be comparable to other companies, since some entities may include costs related to their distribution network in cost of goods sold, and we include them in selling, general and administrative expenses.

(o) Selling, General and Administrative Expense: We include in selling, general and administrative expenses costs incurred subsequent to the receipt of finished goods at our distribution facilities, such as the cost of stocking, warehousing, picking and packing, and shipping goods for delivery to our customers. Distribution costs included in selling, general and administrative expenses totaled $21.4 million and $22.2 million in 2023 and 2022, respectively. In addition, selling, general and administrative expenses include costs related to sales associates, administrative personnel, advertising and marketing expenses, royalty payments on licensed products, and other general and administrative expenses.

(p) Advertising Costs: All costs associated with advertising and promoting our products are expensed during the period in which they are incurred and are included in selling, general and administrative expenses in the Consolidated Statements of Operations. We participate in cooperative advertising programs with some of our customers. Depending on the customer, our defined cooperative programs allow the customer to use from 2% to 5% of its net purchases from us towards advertisements of our products. Because our products are being specifically advertised, we are receiving an identifiable benefit resulting from the consideration for cooperative advertising. We record cooperative advertising costs as a selling expense and the related cooperative advertising reserve as an accrued liability. Advertising costs totaled $6.3 million and $5.6 million in 2023 and 2022, respectively. In 2023 and 2022, cooperative advertising costs of $0.6 million and $0.7 million, respectively, were included in these advertising costs.

(q) Stock-Based Compensation:  Stock-based compensation is accounted for under the provisions of ASC 718, Compensation – Stock Compensation, which requires all stock-based payments to employees, including grants of employee stock awards, to be recognized as expense over the vesting period using a fair value method. The fair value of our restricted stock awards is the quoted market value of our stock on the grant date. For performance-based stock awards, in the event we determine it is no longer probable that we will achieve the minimum performance criteria specified in the award, we reverse all of the previously recognized compensation expense in the period such a determination is made. We recognize the fair value, net of estimated forfeitures, as a component of selling, general and administrative expense in the Consolidated Statements of Operations over the vesting period.

(r) Income Taxes: We account for income taxes pursuant to ASC 740, Income Taxes, under the liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases as well as operating loss, interest deduction limitations, and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. We generally recognize interest and penalties related to unrecognized tax benefits in income tax expense and there were no material interest and penalties recognized in fiscal year 2023 or 2022.

(s) Earnings per Share: We compute basic earnings per share (“EPS”) by dividing net income by the weighted average number of common shares outstanding during the year pursuant to ASC 260, Earnings Per Share (“ASC 260”). Diluted EPS is calculated, as set forth in ASC 260, by dividing net income by the weighted average number of common shares outstanding adjusted for the issuance of potentially dilutive shares. Potentially dilutive shares consist of common stock issuable under the assumed exercise of outstanding stock awards using the treasury stock method. This method assumes that the potential common shares are issued and the proceeds from the exercise, along with the amount of compensation expense attributable to future services, are used to purchase common stock at the exercise date. The difference between the number of potential shares issued and the number of shares purchased is added as incremental shares to the actual number of shares outstanding to compute diluted EPS. Outstanding stock awards that result in lower potential shares issued than shares purchased under the treasury stock method are not included in the computation of diluted EPS since their inclusion would have an anti-dilutive effect on EPS.

(t) Foreign Currency Translation: Our functional currency for our foreign operated manufacturing facilities is the United States dollar. We remeasure those assets and liabilities denominated in foreign currencies using exchange rates in effect at each balance sheet date. Property, plant and equipment and the related accumulated depreciation or amortization are recorded at the exchange rates in effect on the date we acquired the assets. Revenues and expenses denominated in foreign currencies are remeasured using average exchange rates during the period transacted. We recognize the resulting foreign exchange gains and losses as a component of other income, net in the Consolidated Statements of Operations. These gains and losses are immaterial for all periods presented.

(u) Fair Value of Financial Instruments: We use financial instruments in the normal course of our business. The carrying values approximate fair values for financial instruments that are short-term in nature, such as cash, accounts receivable and accounts payable. We estimate that the carrying value of our long-term fixed rate debt approximates fair value based on the current rates offered to us for debt of the same remaining maturities.

(v) Other Comprehensive Income: Other comprehensive income consists of net earnings and unrealized gains from cash flow hedges, net of tax. Accumulated other comprehensive income contained in the shareholders’ equity section of the Consolidated Balance Sheets related to interest rate swap agreements and, due to our final interest rate swap agreement maturing during fiscal year 2023, was zero as of September 2023 and a gain as of September 2022 $0.1 million. Any income tax effects released are included in accumulated other comprehensive and were immaterial for fiscal years 2023 and 2022.

(w) Yarn and Cotton Procurements: We have a supply agreement with Parkdale Mills, Inc. and Parkdale America, LLC (collectively “Parkdale”) to supply our yarn requirements that has been in place since 2005, with our existing agreement running through  December 31, 2024. Under the supply agreement, we purchase from Parkdale all of our yarn requirements for use in our manufacturing operations, excluding yarns that Parkdale does not manufacture or cannot manufacture due to temporary capacity constraints. The purchase price of yarn is based upon the cost of cotton plus a fixed conversion cost.   Thus, we are subject to the commodity risk of cotton prices and cotton price movements, which could result in unfavorable yarn pricing for us. We fix the cotton prices as a component of the purchase price of yarn, pursuant to the supply agreement, in advance of the shipment of finished yarn from Parkdale.  Prices are set according to prevailing prices, as reported by the New York Cotton Exchange, at the time we elect to fix specific cotton prices.

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

From time to time, we may purchase cotton option contracts to economically hedge the risk related to market fluctuations in the cost of cotton used in our operations. We do not receive hedge accounting treatment for these derivatives. As such, the realized gains and losses associated with them were recorded within cost of goods sold on the Consolidated Statement of Operations. There were no raw material option agreements outstanding at  September 2023 or September 2022.

(y) Equity Method Accounting: As of September 2023, we owned 31% of the outstanding capital stock in our Honduran Equity Method Investment. We apply the equity method of accounting for our investment, as we have less than a 50% ownership interest and can exert significant influence. We do not exercise control over this company and do not have substantive participating rights. As such, this entity is not considered a variable interest entity.

(z) Net Income Attributable to Non-Controlling Interest: The net income attributable to non-controlling interest represents the share of net income allocated to members of our consolidated affiliates. In January 2018, Delta Apparel, Inc. established Salt Life Beverage, of which Delta Apparel, through its subsidiary, holds a 60% ownership interest. Salt Life Beverage was formed to manufacture, market and sell Salt Life-branded alcoholic beverage products. We have concluded we have a controlling financial interest in Salt Life Beverage and have consolidated its results in accordance with Accounting Standards Codification (“ASC”) ASC-810, Consolidations, and ASU No. 2015-02, Consolidation (Topic 810); Amendments to Consolidations. The non–controlling interest represents the 40% proportionate share of the results of Salt Life Beverage. All significant intercompany accounts and transactions have been eliminated in consolidation.

(aa) Business Combinations: Business combinations completed by Delta Apparel have been accounted for under the acquisition method of accounting. The acquisition method requires the assets acquired and liabilities assumed, including contingencies, to be recorded at the fair value determined at the acquisition date and changes thereafter recorded in income. We generally obtain independent third-party valuation studies for certain assets acquired and liabilities assumed to assist us in determining the fair value. Goodwill represents the purchase price over the fair value of tangible and intangible assets acquired and liabilities assumed. The results of acquired businesses are included in our results of operations from the date of acquisition.

(ab) Recently Adopted Accounting Pronouncements: In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment, which amends the guidance in ASC 350, Intangibles – Goodwill and Other. The ASU eliminates the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge. Instead, entities will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value. We adopted ASU 2017-04 as of the beginning of fiscal year 2021, and the provisions did not have a material effect on our financial condition, results of operations, cash flows, or disclosures.

In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which simplifies the accounting for income taxes, eliminates certain exceptions within Accounting Standards Codification (“ASC”) 740, Income Taxes, and clarifies certain aspects of the current guidance to promote consistency among reporting entities.  Most amendments within the standard are required to be applied on a prospective basis, while certain amendments must be applied on a retrospective or modified retrospective basis. We adopted ASU 2019-12 as of the beginning of fiscal year 2022, and the provisions did not have a material effect on our financial condition, results of operations, cash flows, or disclosures.

In  March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848) Facilitation of the Effects of Reference Rate Reform on Financial Reporting, (“ASU 2020-04”). ASU 2020-04 provides optional guidance for a limited period of time to ease potential accounting and financial reporting impacts of reference rate reform, including the expected transition from the London Interbank Offered Rate ("LIBOR") and other interbank offered rates to alternative reference rates. This new guidance includes temporary optional practical expedients and exceptions for applying U.S. GAAP to transactions affected by reference rate reform if certain criteria are met.  These transactions include contract modifications, hedging relationships and the sale or transfer of debt securities classified as held-to-maturity.  Entities  may apply the provisions of the new standard at the beginning of the reporting period when the election is made. This guidance  may be applied through  December 31, 2024. The Company transitioned its LIBOR based loans to an alternative reference rate during the fiscal year. This change did not have a material effect on our financial condition, results of operations, cash flows or disclosures. See Note 8—Long-Term Debt for further information.

(ac) Recently Issued Accounting Pronouncements Not Yet Adopted: In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which requires an entity to assess impairment of its financial instruments based on the entity's estimate of expected credit losses. Since the issuance of ASU 2016-13, the FASB released several amendments to improve and clarify the implementation guidance. These standards have been collectively codified within ASC Topic 326, Credit Losses (“ASC 326”). As a smaller reporting company as defined by the SEC, the provisions of ASC 326 are effective as of the beginning of our fiscal year 2024. We have preliminary evaluated the impacts of the provisions of ASC 326 on our financial condition, results of operations, cash flows, and disclosures, and determined there is not a material impact.

Note 3—Revenue Recognition

Our revenue streams consist of wholesale, direct-to-consumer ecommerce and retail stores which are included in our Consolidated Statements of Operations. The table below identifies the amount and percentage of net sales by distribution channel (in thousands):

	Year Ended
	September 2023		September 2022
	$	%	$	%
Retail	$16,478	4%	$13,970	3%
Direct-to-consumer ecommerce	6,141	2%	4,647	1%
Wholesale	392,732	94%	466,242	96%
Net Sales	$415,351	100%	$484,859	100%

The table below provides net sales by reportable segment (in thousands) and the percentage of net sales by distribution channel for each reportable segment:

	Year Ended September 2023
	Net Sales	Retail	Direct-to-Consumer ecommerce	Wholesale
Delta Group	$356,336	0.0%	0.3%	99.7%
Salt Life Group	59,015	27.7%	8.7%	63.6%
Total	$415,351

	Year Ended September 2022
	Net Sales	Retail	Direct-to-Consumer ecommerce	Wholesale
Delta Group	$424,799	0.1%	0.3%	99.6%
Salt Life Group	60,060	22.6%	5.6%	71.8%
Total	$484,859

Note 4—Inventories

Inventories, net of reserves of$15.8 million and $17.7 million as of September 2023, and September 2022, respectively, consist of the following (in thousands):

	September 2023	September 2022
Raw materials	$20,262	$22,603
Work in process	17,695	23,501
Finished goods	174,408	202,434
Total inventories, net	$212,365	$248,538

Raw materials include finished yarn and direct materials for the Delta Group, undecorated garments for the DTG2Go business, and direct materials for the Salt Life Group.

Note 5—Property, Plant and Equipment

Property, plant and equipment consist of the following (in thousands, except estimated useful life data):

	Estimated Useful Life (in years)	September 2023	September 2022
Land and land improvements	25	$636	$636
Buildings	20	4,041	4,002
Machinery and equipment	10	129,193	128,937
Computers and software	3-10	25,128	24,420
Furniture and fixtures	7	13,308	12,410
Leasehold improvements	3-10	8,055	7,876
Vehicles and related equipment	5	467	494
Construction in progress	N/A	3,511	3,899
		184,339	182,674
Less accumulated depreciation and amortization		(118,728)	(108,565)
Total property, plant and equipment, net		$65,611	$74,109

Note 6—Goodwill and Intangible Assets

Goodwill and components of intangible assets consist of the following (in thousands):

	September 2023			September 2022
	Cost	Accumulated Impairment Losses	Net Value	Cost	Accumulated Impairment Losses	Net Value	Economic Life

Goodwill:
Delta Group	$18,592	$(9,812)	$8,780	$18,592	$(612)	$17,980	N/A
Salt Life Group	19,917	-	19,917	19,917	-	19,917	N/A
Total goodwill, net	$38,509	$(9,812)	$28,697	$38,509	$(612)	$37,897

	September 2023			September 2022
	Cost	Accumulated Amortization	Net Value	Cost	Accumulated Amortization	Net Value	Economic Life
Intangibles:
Tradename/trademarks	$16,000	$(5,384)	$10,616	$16,000	$(4,851)	$11,149	20 - 30 yrs
Customer relationships	7,400	(3,953)	3,447	7,400	(3,213)	4,187	20 yrs
Technology	10,083	(3,509)	6,574	10,083	(2,610)	7,473	10 yrs
License agreements	2,100	(1,043)	1,057	2,100	(940)	1,160	15 - 30 yrs
Non-compete agreements	1,657	(1,657)	-	1,657	(1,600)	57	4 – 8.5 yrs
Total intangibles, net	$37,240	$(15,546)	$21,694	$37,240	$(13,214)	$24,026

Goodwill represents the acquired goodwill net of the cumulative impairment losses recorded in fiscal years 2023 and 2011 of $9.2 million and $0.6 million, respectively.

In the fourth quarter of fiscal year 2023, the Company recorded a goodwill impairment charge of $9.2 million associated with the DTG2Go reporting unit. This impairment resulted from an interim impairment assessment of DTG2Go goodwill, which we were required to perform in the fourth quarter of fiscal year 2023 due to the adverse impact of the market conditions on our current year profitability and estimated future business results and cash flows, as well as the significant decrease in our market capitalization because of a sustained decline in our common stock price. Refer to Note 2 – Significant Accounting Policies for further discussion of this impairment.

Depending on the type of intangible assets, amortization is recorded under cost of goods sold or selling, general and administrative expenses. Amortization expense for intangible assets was $2.3 million for the year ended September 2023 , and $2.4 million for the year ended September 2022 . Amortization expense is estimated to be approximately $2.3 million for the year ended September 2024, approximately $2.2 million for the years ended September 2025 and 2026, approximately $2.0 million for the years ended September 2027, and approximately $1.5 million for the year ended September 2028.

Note 7—Accrued Expenses

Accrued expenses consist of the following (in thousands):

	September 2023	September 2022
Accrued employee compensation and benefits	$12,119	$18,550
Taxes accrued and withheld	1,667	1,856
Refund liabilities	759	1,067
Accrued freight	625	2,272
Accrued capital expenditures	-	174
Deferred purchase price (1)	-	500
Accrued interest	1,216	613
Other	1,850	2,382
Total accrued expenses	$18,236	$27,414

(1) Unsecured liability associated with the purchase of intangible technology, of which the final quarterly installment of $0.5 million was paid in the first quarter of fiscal year 2023.

Note 8—Long-Term Debt

Long-term debt consists of the following (in thousands):

	September 2023	September 2022
Revolving U.S. credit facility, interest at base rate or adjusted SOFR rate plus an applicable margin (interest at 8.2% on September 2023) due June 2027	$128,227	$129,024
Revolving credit facility with Banco Ficohsa, a Honduran bank, interest at 8.6% as of September 2023 and 7.25% as of September 2022, due August 2025	4,300	3,300
Term loan with Banco Ficohsa, a Honduran bank, interest at 9.0%, quarterly installments beginning September 2021 through December 2025	4,565	6,593
Term loan with Banco Ficohsa, a Honduran bank, interest at 8.75%, quarterly installments beginning March 2023 through May 2027	3,129	3,656
Term loan with Banco Ficohsa, a Panamanian bank, interest at the prevailing market rate within the Panamanian Banking Market (interest at 9.8% on September 2023), monthly installments beginning October 2022 through August 2027	2,503	3,000
Salt Life Beverage, LLC promissory note, interest at 4.0%	308	353
	143,032	145,926
Less current portion of long-term debt	(16,567)	(9,176)
Long-term debt, excluding current maturities	$126,465	$136,750

Credit Facility

On May 10, 2016, we entered into a Fifth Amended and Restated Credit Agreement (as further amended, the “Amended Credit Agreement”) with Wells Fargo Bank, National Association (“Wells Fargo”), as Administrative Agent, the Sole Lead Arranger and the Sole Book Runner, and the financial institutions named therein as Lenders, which are Wells Fargo, PNC Bank, and Regions Bank. Our subsidiaries M.J. Soffe, LLC, Culver City Clothing Company (f/k/a Junkfood Clothing Company), Salt Life, LLC, and DTG2Go, LLC (f/k/a Art Gun, LLC) (collectively, the “Borrowers”), are co-borrowers under the Amended Credit Agreement. The Borrowers entered into amendments to the Amended Credit Agreement with Wells Fargo and the other lenders on November 27, 2017, March 9, 2018, October 8, 2018, November 19, 2019, April 27, 2020, August 28, 2020,  June 2, 2022, January 3, 2023, February 3, 2023, March 3, 2023, and October 6, 2023.

On November 19, 2019, the Borrowers entered into a Consent and Fourth Amendment to the Fifth Amended and Restated Credit Agreement with Wells Fargo and the other lenders set forth therein (the “Fourth Amendment”). The Fourth Amendment, among other things, (i) increased the borrowing capacity under the Amended Credit Agreement from $145 million to $170 million (subject to borrowing base limitations), (ii) extended the maturity date from May 21, 2021 to November 19, 2024, (iii) reduced pricing on the revolver and first-in last-out “FILO” borrowing components by 25 basis points, and (iv) added 25% of the fair value of eligible intellectual property to the borrowing base calculation. In addition, the Fourth Amendment amended the definition of Fixed Charge Coverage Ratio to exclude up to $10 million of capital expenditures incurred by the Borrowers in connection with the expansion of their distribution facility located within the Town of Clinton, Anderson County, Tennessee.

On April 27, 2020, the Borrowers entered into a Fifth Amendment to the Fifth Amended and Restated Credit Agreement with Wells Fargo Bank (the “Agent”) and the other lenders set forth therein (the “Fifth Amendment”). The Fifth Amendment, among other things, amends the financial covenant provisions from the amendment date through September 2020, including effectively lowering the minimum availability thresholds and removing the requirement that our Fixed Charge Coverage Ratio (“FCCR”) for the preceding 12-month period must not be less than 1.1 to 1.0. The Fifth Amendment also, among other things, (i) allowed for an additional 30 days of aged receivables from customers in the borrowing base through August 1, 2020, (ii) ceased amortization of real estate and machinery and equipment assets in the borrowing base through August 1, 2020, (iii) postponed amortization of trademark assets in the borrowing base until October 4, 2020; (iv) amends the definition of Fixed Charge Coverage Ratio to reference the monthly amortization of the borrowing bases that were amended as part of the Fourth Amendment to the Fifth Amended and Restated Credit Agreement on November 19, 2019, (v) amends the LIBOR rate definition to include a floor rate of 1.0%, and (vi) required weekly reporting of accounts receivable to the Agent through October 3, 2020.

On August 28, 2020, the Borrowers entered into a Sixth Amendment to the Fifth Amended and Restated Credit Agreement with the Agent and the other lenders set forth therein (the “Sixth Amendment”). The Sixth Amendment, among other things, (i) maintained lower minimum availability thresholds from the amendment date through July 3, 2021, (ii) allowed for an additional 30 days of aged receivables from customers in the borrowing base through April 3, 2021, (iii) increased the advance rate to 70% of real estate assets in the borrowing base and commences amortization on October 4, 2020, (iv) ceased amortization of machinery and equipment assets in the borrowing base through April 3, 2021, (v) postponed amortization of trademark assets in the borrowing base until April 4, 2021, (vi) required the Applicable Margin to be set at Level III through July 3, 2021 and increased the Applicable Margin by 50 basis points across all Levels within the Applicable Margin table for the remaining term of the Amended Credit Agreement, and (vii) required continued weekly reporting of accounts receivable to the Agent through July 3, 2021.

On June 2, 2022, the Borrowers entered into a Seventh Amendment to the Fifth Amended and Restated Credit Agreement with the Agent and the other lenders set forth therein (the “Seventh Amendment”). The Seventh Amendment, among other things, (i) removes LIBOR based borrowing and utilizes SOFR (Secured Overnight Financing Rate) as the primary pricing structure, (ii) amends the pricing structure based on SOFR plus a CSA (Credit Spread Adjustment) defined as 10 bps for 1 month and 15 bps for 3-month tenors, (iii) sets the SOFR floor to 0 bps, (iv) reloads the fair market value of real estate and intellectual property within the borrowing base calculation and resets their respective amortization schedules, (v) sets the maturity date to 5 years from the closing date, and (vi) updates the requirement for our FCCR for the preceding 12-month period to not be less than 1.0 (previously 1.1).

On January 3, 2023, the Borrowers entered into an Eighth Amendment to the Fifth Amended and Restated Credit Agreement with the Agent and the other lenders set forth therein (the “Eighth Amendment”). The Eighth Amendment essentially clarifies the Amended Credit Agreement’s provisions regarding the inclusion of eligible in-transit inventory in the borrowing base and amends the definition of Increased Reporting Event to include 12.5% of the lesser of the borrowing base and the maximum revolver amount as opposed to 12.5% of the line cap.

On February 3, 2023, the Borrowers entered into a Ninth Amendment to the Fifth Amended and Restated Credit Agreement with the Agent and the other lenders set forth therein (the “Ninth Amendment”). The Ninth Amendment, among other things, adds an Accommodation Period beginning on the amendment date and continuing through the date following September 30, 2023, upon which Borrowers satisfy minimum availability thresholds and during which: (i) the minimum borrowing availability thresholds applicable to the Amended Credit Agreement are (a) through (and including) April 1, 2023, $7,500,000, (b) on and after April 2, 2023 through (and including) June 4, 2023, $9,000,000, (c) on and after June 5, 2023, through the date following September 30, 2023, upon which Borrowers satisfy minimum availability thresholds, $10,000,000; and (d) at all times thereafter, $0; (ii) the covenant requiring that our FCCR (as defined in our credit agreement) for the preceding 12-month period must not be less than 1.0 if the availability under our credit facility falls below the amounts specified in our credit agreement is suspended; (iii) Borrowers must maintain specified minimum EBITDA levels for trailing three-month periods starting March 4, 2023; (iv) the Applicable Margin with respect to loans under the Amended Credit Agreement is increased by 50 basis points; and (v) a Cash Dominion Trigger Event occurs if availability is less than $2,000,000.

On March 23, 2023, the Borrowers entered into a Tenth Amendment to the Fifth Amended and Restated Credit Agreement with the Agent and the other lenders set forth therein to account for specified costs and expenses in calculating EBITDA for purposes of the Amended Credit Agreement.

At September 2023, the Amended Credit Agreement allowed us to borrow up to $170 million (subject to borrowing base limitations), including a maximum of $25 million in letters of credit. Provided that no event of default exists, we have the option to increase the maximum credit to $200 million (subject to borrowing base limitations), conditioned upon the Administrative Agent’s ability to secure additional commitments and customary closing conditions. The Amended Credit Agreement contains a “springing” lockbox arrangement (as defined in ASC 470, Debt) whereby remittances from customers will be forwarded to our general bank account and will not reduce the outstanding debt until and unless a specified event or an event of default occurs. We classify borrowings under the Amended Credit Agreement as long-term debt with consideration of current maturities.

At September 2023, we had $128.2 million outstanding under our U.S. revolving credit facility at an average interest rate of 8.2%. Our cash on hand combined with the availability under the U.S. credit facility totaled $14.2 million (subject to minimum availability thresholds as referred to above).

Proceeds of the loans made pursuant to the Amended Credit Agreement may be used for permitted acquisitions (as defined in the Amended Credit Agreement), general operating expenses, working capital, other corporate purposes, and to finance credit facility fees and expenses. Pursuant to the terms of our credit facility, we are allowed to make cash dividends and stock repurchases if (i) as of the date of the payment or repurchase and after giving effect to the payment or repurchase, we have availability on that date of not less than 15% of the lesser of the borrowing base or the commitment, and average availability for the 30-day period immediately preceding that date of not less than 15% of the lesser of the borrowing base or the commitment; and (ii) the aggregate amount of dividends and stock repurchases after May 10, 2016, does not exceed $10 million plus 50% of our cumulative net income (as defined in the Amended Credit Agreement) from the first day of the third quarter of fiscal year 2016 to the date of determination. Notwithstanding the foregoing, the Amended Credit Agreement currently restricts us from making cash dividends or stock repurchases until the later of (x) November 4, 2023 and (y) the date upon which (a) our availability (as defined in the Amended Credit Agreement) and (b) our average availability (as defined in the Amended Credit Agreement) for the immediately preceding 30 consecutive days, is equal to or more than the greater of (i) 17.50% of the lesser of (A) our borrowing base (as defined in the Amended Credit Agreement) or (B)  the maximum revolver amount (as defined in the Amended Credit Agreement) and (ii) $25,000,000 and (II) certification that (x) our FCCR is equal to or greater than 1.00:1.00 for the trailing 12-month period and (y) as of such date, no default (as defined in the Amended Credit Agreement) or event of default exists. For purposes of this definition, availability and average availability will be calculated (x) after giving effect to the availability block (as defined in the Amended Credit Agreement) and (y) without giving effect to the application of the net cash proceeds from certain sale-leaseback transactions. Absent the restrictions referenced in the preceding two sentences, at September 2023, and September 2022, there was $8.3 million and $24.9 million, respectively, of retained earnings free of restrictions to make cash dividends or stock repurchases.

See Note 16—Subsequent Events for a discussion of the Eleventh, Twelfth and Thirteenth Amendments to the Fifth Amended and Restated Credit Agreement entered into on October 6, 2023, December 5, 2023, and December 28, 2023, respectively.

Honduran Debt

Since March 2011, we have entered into term loans and a revolving credit facility with Banco Ficohsa, a Honduran bank, to finance both the operations and capital expansion of our Honduran facilities. In December 2020, we entered into a new term loan and revolving credit facility with Banco Ficohsa, both with five-year terms, and simultaneously settled the prior term loans and revolving credit facility with outstanding balances at the time of settlement of $1.1 million and $9.5 million, respectively. In May 2022, we entered into a new term loan with a five-year term with a principal amount of $3.7 million. Each of these loans are secured by a first-priority lien on the assets of our Honduran operations and is not guaranteed by our U.S. entities. These loans are denominated in U.S. dollars, and the carrying value of the debt approximates its fair value. The revolving credit facility permits us to re-borrow funds up to the amount repaid, subject to certain objective covenants. While we intend to re-borrow funds, subject to those covenants, consistent with ASC 470 we have classified the explicit repayment amounts included within the loan agreement as long-term if due more than a year after September 30, 2023. Therefore, we have classified $6.1 million as short-term and $5.9 million as long-term.

El Salvador Debt

In September 2022 we entered into a new term loan with a five-year term with a principal amount of $3.0 million with Banco Ficohsa, a Panamanian bank, to finance our El Salvador operations. This loan is secured by a first-priority lien on the assets of our El Salvador operations and is not guaranteed by our U.S. entities. The loan is denominated in U.S. dollars, and the carrying value of the debt approximates its fair value. Information about this loan and the outstanding balance as of September 2023, and September 2022, respectively, are listed as part of the long-term debt schedule above.

Total Debt

The aggregate maturities of debt for the succeeding five fiscal years and thereafter at September 2023, are as follows (in thousands):

September	Amount
2024	$16,567
2025	7,640
2026	5,574
2027	113,251
2028	—
Thereafter	—
$143,032

Note 9—Income Taxes

The Tax Cuts and Jobs Act of 2017 (the “2017 Tax Legislation”) was enacted on December 22, 2017, and significantly revised the U.S. corporate income tax code by, among other things, lowering federal corporate income tax rates, implementing a modified territorial tax system and imposing a repatriation tax, (“transition tax”), on deemed repatriated cumulative earnings of foreign subsidiaries which will be paid over eight years. In addition, new taxes were imposed related to foreign income, including a tax on global intangible low-taxed income (“GILTI”) as well as a limitation on the deduction for business interest expense (“Section 163(j)”). GILTI is the excess of the shareholder’s net controlled foreign corporations (“CFC”) net tested income over the net deemed tangible income. The Section 163(j) limitation does not allow the amount of deductible interest to exceed the sum of the taxpayer’s business interest income or 30% of the taxpayer’s adjusted taxable income. We have included in our calculation of our effective tax rate the estimated impact of GILTI and Section 163(j) which were effective for us beginning fiscal year 2019. We have elected to account for the tax on GILTI as a period cost and, therefore, do not record deferred taxes related to GILTI on our foreign subsidiaries.

The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), which was enacted on March 27, 2020, provided temporary changes to income and non-income-based tax laws, including some provisions which were previously enacted under the 2017 Tax Legislation. The CARES Act revised the U.S. corporate income tax code on a temporary basis by, among other things, eliminating the 80% of taxable income limitation on net operating loss (“NOL”) carryforwards, allowing NOL carrybacks, and increasing the Section 163(j) interest limitation deduction from 30% to 50% of adjusted taxable income. We have included the estimated impact of these provisions in our effective tax rate calculation.

The provision for income taxes consists of the following (in thousands):

	Year Ended
	September 2023	September 2022
Current:
Federal	$326	$921
State	44	203
Foreign	-	195
Total current	$370	$1,319
Deferred:
Federal	$(8,717)	$2,532
State	(2,025)	456
Total deferred	(10,742)	2,988
(Benefit from) provision for income taxes	$(10,372)	$4,307

For financial reporting purposes our (loss) income before (benefit from) provision for income taxes includes the following components (in thousands):

	Year Ended
	September 2023	September 2022
United States, net of income/loss attributable to non-controlling interest	$(50,993)	$10,746
Foreign	7,408	13,301
	$(43,585)	$24,047

Our effective income tax rate on operations for 2023 was 23.8%compared to a rate of 17.9% in the prior year. We generally benefit from having income in foreign jurisdictions that are either exempt from income taxes or have tax rates that are lower than those in the United States. As such, changes in the mix of U.S. taxable income compared to profits in tax-free or lower-tax jurisdictions can have a significant impact on our overall effective tax rate. In addition, the future impact of the CARES Act and 2017 Tax Legislation may differ from historical amounts, possibly materially, due to, among other things, changes in interpretations and assumptions made regarding the CARES Act and 2017 Tax Legislation, guidance that may be issued, and actions we may take as a result of the CARES Act and 2017 Tax Legislation.

A reconciliation between the actual provision for income taxes and the provision for income taxes computed using the federal statutory income tax rate of 21.0% for fiscal years 2023 and 2022 is as follows (in thousands):

	Year Ended
	September 2023	September 2022
Income tax (benefit) expense at the statutory rate of 21.0%	$(9,153)	$5,050
State income tax benefits, net of federal income tax benefit	(1,749)	553
Impact of foreign earnings in tax-free zone	(2,105)	(2,598)
GILTI inclusion	1,187	1,237
Other permanent differences	544	(179)
Impact of state rate changes	(181)	10
Permanent reinvestment of foreign earnings	367	178
Other	718	56
(Benefit from) provision for income taxes	$(10,372)	$4,307

Significant components of our deferred tax assets and liabilities are as follows (in thousands):

	September 2023	September 2022
Deferred tax assets:
State net operating loss carryforwards	$4,138	$1,997
Federal net operating loss carryforwards	5,991	-
Foreign net operating loss carryforward	549	-
Section 163(j) deduction carryforwards	2,728	-
Receivable allowances and reserves	222	300
Inventories and reserves	793	1,649
Accrued compensation and benefits	1,298	2,948
Operating lease liabilities	12,065	10,039
Other	4,111	4,670
Gross deferred tax assets	$31,895	$21,603
Less valuation allowance — state net operating loss carryforwards	(1,129)	(640)
Net deferred tax assets	$30,766	$20,963

Deferred tax liabilities:
Depreciation	(5,940)	(7,242)
Goodwill and intangibles	(4,186)	(6,038)
Operating lease assets	(11,847)	(9,720)
Other	(971)	(931)
Gross deferred tax liabilities	$(22,944)	$(23,931)
Net deferred tax assets (liabilities)	$7,822	$(2,968)

As of September 2023, we had state net operating losses of approximately $79.3 million, with deferred tax assets of $4.1 million related to these state NOLs and related valuation allowances against them of approximately $1.1 million. These state net operating loss carryforwards expire at various intervals from 2027 through 2040. Our deferred tax asset related to state net operating loss carryforwards is reduced by a valuation allowance to result in net deferred tax assets we consider more-likely-than not to be realized.

For both federal and state purposes, the ultimate realization of deferred tax assets depends upon the generation of future taxable income or tax planning strategies during the periods in which those temporary differences become deductible or when the carryforwards are available.

ASC 740, Income Taxes requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more-likely-than-not (i.e., a likelihood of more than 50%) that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. Accrued interest and penalties related to unrecognized tax benefits would also be recorded to income tax expense. We did not have any material unrecognized tax benefits as of September 2023 or September 2022.

As of September 2023, we are indefinitely reinvested in the cumulative undistributed earnings of and original investments in our foreign subsidiaries, with the exception of our equity method investment, which has been properly accounted for. Future remittances could be subject to additional foreign withholding taxes, U.S. state taxes, and certain tax impacts relating to foreign currency exchange effects. It is not practicable to estimate the amount of any unrecognized tax effects on these reinvested earnings and original investments in foreign subsidiaries.

We file income tax returns in the U.S. federal jurisdiction and various state, local and foreign jurisdictions. Tax years 2019, 2020, 2021, and 2022, according to statute and with few exceptions, remain open to examination by various federal, state, local, and foreign jurisdictions.

Note 10—Leases

We lease property and equipment under operating lease arrangements, most of which relate to distribution centers and manufacturing facilities in the U.S., Honduras, El Salvador, and Mexico. We also lease machinery and equipment in the U.S. under finance lease arrangements. We include both the contractual term as well as any renewal option that we are reasonably certain to exercise in the determination of our lease terms. For leases with a term of greater than 12 months, we value lease liabilities and the related assets at the present value of the lease payments over the related term. We apply the short-term lease exception to leases with a term of 12 months or less and exclude such leases from our Condensed Consolidated Balance Sheet. Payments related to these short-term leases are expensed on a straight-line basis over the lease term and are reflected as a component of lease cost within our Condensed Consolidated Statements of Operations. Our operating lease agreements for buildings generally include provisions for the payment of our proportional share of operating costs, property taxes, and other variable payments. These incremental payments are excluded from our calculation of operating lease liabilities and right of use assets. We have elected to use the practical expedient present in ASC 842 to not separate lease and non-lease components for all significant underlying asset classes and instead account for them together as a single lease component in the measurement of our lease liabilities.

Generally, the rate implicit in our operating leases is not readily determinable. Therefore, we discount future lease payments using our estimated incremental borrowing rate at lease commencement. We determine this rate based on a credit-adjusted risk-free rate, which approximates a secured rate over the lease term. The weighted average discount rate for operating leases was 4.6% for  September 2023 and September 2022, respectively. We discount our finance lease payments based on the rate implicit and stated in the lease. The weighted average discount rate for finance leases was 6.6% and 5.7% as of September 2023 and September 2022, respectively.

The following table presents the future undiscounted payments due on our operating and finance lease liabilities as well as a reconciliation of those payments to our operating and finance lease liabilities, recorded as of  September 2023 (in thousands):

	Operating	Finance
	Leases	Leases
2024	$11,326	$9,644
2025	11,269	7,729
2026	9,702	4,865
2027	8,188	2,318
2028	6,781	232
Thereafter	18,821	-
Undiscounted fixed lease payments	$66,087	$24,788
Discount due to interest	(9,709)	(2,317)
Total lease liabilities	$56,378	$22,471
Less current maturities	(9,124)	(8,442)
Lease liabilities, excluding current maturities	$47,254	$14,029

As of  September 2023, we have entered into certain operating leases that have not yet commenced, but the annual fixed lease payments are not significant.

Our Ceiba Textiles manufacturing facility is leased under an operating lease arrangement with a Honduran company, of which we own 31% of the outstanding capital stock of such lessor at  September 2023. During each of 2023 and 2022, we paid approximately $1.8 million in lease payments under this arrangement.

As of September 2023, and September 2022, we had $55.5 million and $50.3 million, respectively, of operating lease ROU assets which were reflected within Operating lease assets in our Consolidated Balance Sheet,and $27.2 million and $32.1 million, respectively, of finance lease ROU assets, which were reflected within Property, plant, and equipment, net in our Consolidated Balance Sheet.

The weighted average remaining lease terms for our operating leases and finance leases were approximately 7 years and 3 years, respectively, as of September 2023. As of September 2022, the average remaining lease terms were 6 years and 3 years, respectively.

The components of total lease expense were as follows for the period ended September 2023 (in thousands):

Operating lease fixed expense	$12,254
Operating lease variable cost expense	2,186
Finance lease amortization of ROU assets expense	4,856
Finance lease interest expense	1,600
Total lease expense	$20,896

Cash outflows for operating lease payments were $12.7 million during 2023 and $12.0 million during 2022. Cash outflows for interest payments on finance leases were $1.6 million and $1.4 million during 2023 and 2022, respectively. These outflows are classified within net cash provided by (used in) operating activities on the Consolidated Statement of Cash Flows. Cash outflows for finance lease payments during 2023 and 2022 were $9.2 million and $7.7 million, respectively, and are classified within net cash (used in) provided by financing activities on the Consolidated Statement of Cash Flows.

ROU assets obtained in exchange for operating lease liabilities during 2023 and 2022 were $15.3 million and $13.9 million, respectively. ROU assets obtained in exchange for finance lease liabilities during 2023 and 2022 were $6.7 million and $10.4 million, respectively.

We do not have significant leasing transactions in which we are the lessor.

Note 11—Employee Benefit Plans

We sponsor and maintain a 401(k) retirement savings plan (the “401(k) Plan”) for our employees who meet certain requirements. The 401(k) Plan permits participants to make pre-tax contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code, as well as a Roth Plan that allows for after tax contributions. The 401(k) Plan requires for us to make a guaranteed match of a defined portion of the employee’s contributions. We contributed $1.1 million and $0.9 million to the 401(k) Plan during 2023 and 2022, respectively.

We provide post-retirement life insurance benefits for a small group of retired employees. The plan is noncontributory and is unfunded, and therefore, benefits and expenses are paid from our general assets as they are incurred. All of the employees in the plan are fully vested, and the plan was closed to new employees in 1990. The discount rate used in determining the liability was 6.0% for 2023 and 2022. The following table presents the benefit obligation, which is included in accrued expenses in the accompanying balance sheets (in thousands):

	September 2023	September 2022
Balance at beginning of year	$264	$271
Interest expense	—	—
Benefits paid	(9)	(7)
Balance at end of year	$255	$264

Note 12—Stock-Based Compensation

On February 6, 2020, our shareholders approved the Delta Apparel, Inc. 2020 Stock Plan (“2020 Stock Plan”) to replace the 2010 Stock Plan, which was previously re-approved by our shareholders on February 4, 2015, and was scheduled to expire by its terms on September 14, 2020. The 2020 Stock Plan is substantially similar in both form and substance to the 2010 Stock Plan. The purpose of the 2020 Stock Plan is to continue to give our Board of Directors and its Compensation Committee the ability to offer a variety of compensatory awards designed to enhance the Company’s long-term success by encouraging stock ownership among its executives, key employees and directors. Under the 2020 Stock Plan, the Compensation Committee of our Board of Directors has the authority to determine the employees and directors to whom awards may be granted and the size and type of each award and manner in which such awards will vest. The awards available under the plan consist of stock options, stock appreciation rights, restricted stock, restricted stock units, performance stock, performance units, and other stock and cash awards. If a participant dies or becomes disabled (as defined in the 2020 Stock Plan) while employed by the Company or serving as a director, all unvested awards become fully vested. The Compensation Committee is authorized to establish the terms and conditions of awards granted under the 2020 Stock Plan, to establish, amend and rescind any rules and regulations relating to the 2020 Stock Plan, and to make any other determinations that it deems necessary. The aggregate number of shares of common stock that may be delivered under the 2020 Stock Plan is 449,714 plus any shares of common stock subject to outstanding awards under the 2010 Stock Plan that are subsequently forfeited or terminated for any reason before being exercised. Similar to the 2010 Stock Plan, the 2020 Stock Plan limits the number of shares that may be covered by awards to any participant in a given calendar year and also limits the aggregate awards of restricted stock, restricted stock units and performance stock granted in a given calendar year. The 2010 Stock Plan terminated and the 2020 Stock Plan became effective on February 6, 2020, the date of shareholders’ approval. On August 2, 2023, the 2020 Stock Plan was amended to require all equity awards granted after August 2, 2023, to contain a "double-trigger" vesting provision such that vesting will require both a change-in-control and an additional event such as termination or other adverse employment action.

Shares are generally issued from treasury stock upon the vesting of the restricted stock units, performance units or other awards under the 2020 Stock Plan.

Compensation expenses are recorded within selling, general and administrative expense line item in our Consolidated Statements of Operations over the vesting periods. Total employee stock-based compensation expense for 2023 and 2022 was $1.0 million and $3.2 million, respectively. Associated with the compensation cost are income tax benefits recognized of $0.2 million for 2023 and $0.6 million for 2022.

The following table summarizes the restricted stock unit and performance unit award activity during the periods ended September 2023, and September 2022, respectively:

	Year Ended
	September 2023		September 2022
	Number of Units	Weighted average grant date fair value	Number of Units	Weighted average grant date fair value
Units outstanding, beginning of fiscal period	385,250	$27.85	260,000	$20.38
Units granted	26,000	$10.61	319,950	$30.09
Units issued	(105,000)	$21.04	(144,700)	$19.42
Units forfeited	(98,624)	$27.35	(50,000)	$27.72
Units outstanding, end of fiscal period	207,626	$29.37	385,250	$27.85

During 2023, restricted stock units representing 105,000 shares of our common stock vested upon the filing of our Annual Report on Form 10-K for the year ended September 2022, and were issued in accordance with their respective agreements. These restricted stock units were payable in common stock.

During 2023, performance units and restricted stock units representing 6,000 and 6,000 shares of our common stock, respectively, were granted and are eligible to vest upon the filing of our Annual Report on Form 10-K for the year ended September 2023. These performance units and restricted stock units are payable one-half in common stock and one-half in cash.

During 2023, performance units and restricted stock units representing 6,000 and 6,000 shares of our common stock, respectively, were granted and are eligible to vest upon the filing of our Annual Report on Form 10-K for the year ending September 2024. These performance units and restricted stock units are payable one-half in common stock and one-half in cash.

During 2023, performance units and restricted stock units representing 1,000 and 1,000 shares of our common stock, respectively, were granted and are eligible to vest upon the filing of our Annual Report on Form 10-K for the year ending September 2025. These performance units and restricted stock units are payable one-half in common stock and one-half in cash.

During 2022, performance units and restricted stock units representing 47,700 and 95,000 shares of our common stock, respectively, vested upon the filing of our Annual Report on Form 10-K for the year ended September 2021, and were issued in accordance with their respective agreements. Of these vested units, 96,350 were paid in common stock and 46,350 were paid in cash.

During 2022, restricted stock units representing 15,000 shares of our common stock were granted and vested upon the filing of our Annual Report on Form 10-K for the year ended September 2022. These restricted stock units were payable in common stock and were issued in accordance with their agreement.

During 2022, restricted stock units and performance units representing 110,625 and 68,625, respectively, shares of our common stock were granted and are eligible to vest upon the filing of our Annual Report on Form 10-K for the year ended September 2023. These restricted stock units and performance units are payable one-half in common stock and one-half in cash.

During 2022, restricted stock units and performance units representing 52,000 and 10,000 shares of our common stock were granted and are eligible to vest upon the filing of our Annual Report on Form 10-K for the year ending September 2024. These restricted stock units and performance units are payable one-half in common stock and one-half in cash. In addition, restricted stock units representing 59,000 shares were granted and are eligible to vest upon the filing of our Annual Report on Form 10-K for the year ending September 2024. These restricted stock units are payable in common stock.

As of September 2023, there was $1.2 million of total unrecognized compensation cost related to unvested restricted stock units and performance units under the 2020 Stock Plan. This cost is expected to be recognized over a period of 2.2 years.

The following table summarizes information about the unvested restricted stock units and performance units as of September 2023:

Restricted Stock Units/Performance Units	Number of Units	Average Market Price on Date of Grant	Vesting Date*
Fiscal Year 2023 Restricted Units	95,626	$29.07	November 2023
Fiscal Year 2024 Restricted Units	94,000	$31.19	November 2024
Fiscal Year 2024 Performance Units	16,000	$22.82	November 2024
Fiscal Year 2025 Restricted Units	1,000	$10.61	November 2025
Fiscal Year 2025 Performance Units	1,000	$10.61	November 2025
	207,626

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

DTG2Go is a market leader in the on-demand, direct-to-garment digital print and fulfillment industry, bringing technology and innovation to the supply chains of our many customers.  Our ‘On-Demand DC’ digital solution provides retailers and brands with immediate access to utilize DTG2Go’s broad network of print and fulfillment facilities, while offering the scalability to integrate digital fulfillment within the customer’s own distribution facilities. We use highly-automated factory processes and our proprietary software to deliver on-demand, digitally printed apparel direct to consumers on behalf of our customers. Via our seven fulfillment facilities throughout the United States, DTG2Go offers a robust digital supply chain, shipping custom graphic products within 24 to 48 hours to consumers in the United States and to many countries worldwide. DTG2Go has made significant investments in its “digital-first” retail model providing digital graphic prints that meet the high-quality standards required for brands, retailers and intellectual property holders. In fiscal year 2023, we continued to invest in our proprietary software and research and development initiatives related to the setups, formulas and processes needed to serve our customers. Through integration with Delta Activewear, DTG2Go also services the eRetailer, ad-specialty, promotional and screen print marketplaces, among others.

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

The iconic Soffe brand offers activewear for spirit makers and record breakers and is widely known for the original “cheer short” with the signature roll-down waistband.  Soffe carries a wide range of activewear for the entire family. Soffe’s heritage is anchored in the military, and we continue to be a proud supplier to both active duty and veteran United States military personnel worldwide.  The Soffe men’s assortment features the tagline “anchored in the military, grounded in training” and offers everything from physical training gear certified by the respective branches of the military, classic base layers that include the favored 3-pack tees, and the iconic “ranger panty.” Complementing the Delta and Soffe brand apparel, we provide our customers with a broad range of product categories from nationally recognized brands including polos, outerwear, headwear, bags and other accessories.  Our Soffe products are also available direct to consumers at www.soffe.com.

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

The Salt Life Group is comprised of our Salt Life business, which is built on the authentic, aspirational Salt Life lifestyle brand that represents a passion for the ocean, the salt air, and, more importantly, a way of life and all it offers, from surfing, fishing, and diving to beach fun and sun-soaked relaxation. The Salt Life brand combines function and fashion with a tailored fit for the active lifestyles of those that “live the Salt Life.” With increased worldwide appeal, Salt Life has continued to provide the cotton graphic tees and logo decals that originally drove awareness for the brand, and expanded into performance apparel, swimwear, board shorts, sunglasses, bags, and accessories. In fiscal year 2023, Salt Life grew its retail footprint to include twenty-five stores across the U.S. coastline from Southern California to Key West and up the eastern seaboard to Riverhead, New York. Consumers can also seamlessly experience the Salt Life brand through retail partners including surf shops, specialty stores, department stores, and outdoor merchants or by accessing our Salt Life ecommerce site at www.saltlife.com.

Our Chief Operating Decision Maker and management evaluate performance and allocate resources based on profit or loss from operations before interest, income taxes and special charges (“segment operating earnings”). Our segment operating earnings may not be comparable to similarly titled measures used by other companies. The accounting policies of our reportable segments are the same as those described in Note 2. Intercompany transfers between operating segments are transacted at cost and have been eliminated within the segment amounts shown in the following table (in thousands):

	Year Ended
	September 2023	September 2022
Segment net sales:
Delta Group	$356,336	$424,799
Salt Life Group	59,015	60,060
Total net sales	$415,351	$484,859

Segment operating income:
Delta Group	$(26,179)	$38,045
Salt Life Group	6,101	8,187
Total segment operating (loss) income	$(20,078)	$46,232

Purchases of property, plant and equipment:
Delta Group	$2,194	$8,400
Salt Life Group	562	3,978
Corporate	65	-
Total purchases of property, plant and equipment	$2,821	$12,378

Depreciation and amortization:
Delta Group	$13,072	$13,376
Salt Life Group	1,851	1,656
Total depreciation and amortization	$14,923	$15,032

Goodwill, net:
Delta Group	$8,780	$17,980
Salt Life Group	19,917	19,917
Total goodwill, net	$28,697	$37,897

Interim and Annual Goodwill Impairment Analysis

Please review Note 2—Critical Accounting Estimates - (k) Impairment of Goodwill and Note 6—Goodwill and Intangible Assets for a discussion of our fiscal year 2023 interim and annual impairment tests. Based on the results of our interim goodwill impairment analysis, the Company determined that impairment of $9.2 million of DTG2Go’s goodwill (Delta Group segment) was warranted.

The following reconciles the segment operating income to the consolidated income before provision for income taxes (in thousands):

	Year Ended
	September 2023	September 2022
Segment operating (loss) income	$(20,078)	$46,232
Unallocated corporate expenses	9,364	14,451
Unallocated interest expense	14,194	7,732
Consolidated (loss) income before (benefit from) provision for income taxes	$(43,636)	$24,049

Our revenues include sales to domestic and foreign customers. Foreign customers are composed of companies whose headquarters are located outside of the United States. Sales to foreign customers represented less than 1% of our consolidated net sales for both fiscal years 2023 and 2022.

Our total assets and equity investment by segment are as follows (in thousands):

	As of
	September 2023	September 2022
Total assets by segment:
Delta Group	$345,965	$426,406
Salt Life Group	97,934	90,580
Corporate	11,339	6,695
Total assets	$455,238	$523,681

Equity investment in joint venture:
Delta Group	$10,082	$9,886
Salt Life Group	—	—
Total equity investment in joint venture	$10,082	$9,886

We attribute our property, plant and equipment to a particular country based on the location of these assets. Summarized financial information by geographic area is as follows (in thousands):

	As of
	September 2023	September 2022

United States	$49,174	$54,200

Honduras	10,856	13,366
El Salvador	4,826	5,381
Mexico	755	1,162
All foreign countries	16,437	19,909

Total property, plant and equipment, net	$65,611	$74,109

Note 14—Repurchase of Common Stock

Our Board of Directors has authorized management to use up to $60.0 million to repurchase stock in open market transactions under our Stock Repurchase Program. There were no purchases of our common stock during fiscal year 2023. During fiscal year 2022, we purchased 136,181 shares of our common stock for a total cost of $4.0 million. As of September 2023, we have purchased 3,735,114 shares of common stock for an aggregate of $56.4 million since the inception of the Stock Repurchase Program. All purchases were made at the discretion of management and pursuant to the safe harbor provisions of SEC Rule 10b-18. As of September 2023, $3.6 million remained available for future purchases under our Stock Repurchase Program, which does not have an expiration date.

Note 15—Commitments and Contingencies

(a) Litigation

At times, we are party to various legal claims, actions and complaints. We believe that, as a result of legal defense, insurance arrangements, and indemnification provisions with parties believed to be financially capable, such actions should not have a material adverse effect on our operations, financial condition, or liquidity.

(b) Purchase Contracts

We have entered into agreements, and have fixed prices, to purchase yarn, finished fabric, and finished apparel and headwear products. At September 2023, minimum payments under these contracts were as follows (in thousands):

Yarn	$10,021
Finished fabric	1,783
Finished products	12,418
$24,222

(c) Letters of Credit

As of September 2023, and  September 2022, we had outstanding standby letters of credit totaling $0.4 million in both periods.

(d) Fair Value Measurements

From time to time, we may use interest rate swaps or other instruments to manage our interest rate exposure and reduce the impact of future interest rate changes. These financial instruments are not used for trading or speculative purposes. There were no such financial instruments outstanding as of September 2023.

From time to time, we may purchase cotton option contracts to economically hedge the risk related to market fluctuations in the cost of cotton used in our operations. We do not receive hedge accounting treatment for these derivatives.  As such, the realized and unrealized gains and losses associated with them are recorded within cost of goods sold on the Consolidated Statement of Operations. No such cotton contracts were outstanding as of September 2023, or September 2022, respectively.

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

The following financial liabilities are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements Using
Period Ended	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest Rate Swap
September 2023	$—	$—	$—	$—
September 2022	$189	$—	$189	$—

The fair value of the interest rate swap agreements was derived from a discounted cash flow analysis based on the terms of the contract and the forward interest rate curves adjusted for our credit risk, which fall in Level 2 of the fair value hierarchy. Our interest rate swap agreement matured on July 25, 2023. At September 2022, book value for fixed rate debt approximates fair value based on quoted market prices for the same or similar issues or on the current rates offered to us for debt of the same remaining maturities (a Level 2 fair value measurement).

The following table summarizes the fair value and presentation in the Consolidated Balance Sheets for derivatives as of September 2023, and September 2022 (in thousands):

	September 2023	September 2022
Deferred tax asset	$—	$(48)
Other assets	—	189
Other liabilities	—	—
Accumulated other comprehensive gain	$—	$141

Note 16—Subsequent Events

Credit Facility Modifications

On October 6, 2023, the Borrowers entered into an Eleventh Amendment to the Fifth Amended and Restated Credit Agreement (the “Agreement”) with Wells Fargo Bank (the “Agent”) and the other lenders set forth therein (the “Eleventh Amendment”). The definitions of capitalized terms, if not so defined herein, may be found in the Agreement or the Eleventh Amendment. The Eleventh Amendment, among other things, extends the Accommodation Period established in the Ninth Amendment to the Agreement through the later of (x) November 4, 2023, and (y) the date upon which the Borrowers show Availability, as well as Average Availability for the preceding thirty (30) consecutive days, equal to or more than the greater of (i) seventeen and one-half percent (17.5%) of the lesser of (A) the Borrowing Base or (B) the Maximum Revolver Amount and (ii) $25,000,000. The Eleventh Amendment also, among other things, (i) requires the Borrowers to maintain a Fixed Charge Coverage Ratio of 1.00 to 1.00 for the immediately preceding twelve (12) month period as of the fiscal month ending November 4, 2023, and continuing with respect to the end of every fiscal month thereafter and (ii) eliminated the minimum EBITDA requirements established in the Ninth Amendment to the Agreement for the month ending September 2, 2023, and thereafter.

On December 5, 2023, the Borrowers entered into a Twelfth Amendment to the Agreement with the Agent and other lenders set forth therein (the “Twelfth Amendment”). The definitions of capitalized terms, if not so defined herein, may be found in the Agreement or the Twelfth Amendment. The Twelfth Amendment, among other things: (i) modifies the Applicable Margin during the period commencing on December 5, 2023, and ending on the date after certain real estate transactions have been consummated in accordance with the terms thereof; (ii) modifies the Availability Block upon consummation of certain real estate transactions and receipt of proceeds therefrom; (iii) reduces the Maximum Revolver Amount to $150,000,000; and (iv) provides that commencing with the fiscal month ending December 30, 2023, and as of the end of each fiscal month thereafter, if at any time (a) Availability (calculated without giving effect to the Availability Block) is less than $17,500,000 or (b) a Default or Event of Default exists or has occurred and is continuing, Borrowers will maintain a Fixed Charge Coverage Ratio, measured on a fiscal month-end basis for the immediately preceding 12 consecutive fiscal months, of not less than 1.00 to 1.00.

On December 28, 2023, the Borrowers entered into a Thirteenth Amendment to the Agreement with the Agent and other lenders set forth therein (the “Thirteenth Amendment”). The definitions of capitalized terms, if not so defined herein, may be found in the Agreement or the Thirteenth Amendment. The Thirteenth Amendment (i) modifies the Availability Block such that (a) on and after the Ninth Amendment Date through and including April 1, 2023, it shall be $7,500,000, (b) on and after April 2, 2023 through and including June 4, 2023, it shall be $9,000,000, (c) on and after June 5, 2023 through and including December 4, 2023, it shall be $10,000,000, (d) on and after December 5, 2023 through and including January 18, 2024, it shall be $7,000,000, (d) on and after January 19, 2024 through and including and February 15, 2024, it shall be $8,500,000, and (e) on and after February 16, 2024 and at all times thereafter, it shall be $10,000,000; (ii) requires that, commencing with the fiscal month ending June 29, 2024, the Company must maintain a Fixed Charge Coverage Ratio for the immediately preceding 12 consecutive fiscal months of not less than 1.00 to 1.00 if (a) Availability is less than $17,500,000 or (b) a Default or Event of Default exists; and (iii) requires that Borrowers maintain specified minimum EBITDA levels measured on a cumulative month-to-date basis through the end of the fiscal month ending March 2, 2024, and for trailing three-month periods starting March 30, 2024. The Thirteenth Amendment also, among other things, removes the requirement that certain real estate transactions be consummated and also removes the occurrence of an Event of Default in the event such transactions are not consummated by certain dates.

Sale-Leaseback Transactions

On November 22, 2023, the Company entered into a Real Estate Purchase and Sale Contract with RH Dunn LLC (“RH Dunn”) for the sale and long-term leaseback of the Company’s approximately 35-acre campus in Fayetteville, North Carolina with approximately 550,000 square feet of industrial space utilized across the Company’s various business units for manufacturing, decoration, distribution and other activities (the “Fayetteville Agreement”). On December 27, 2023, RH Dunn exercised its discretionary right to terminate the Fayetteville Agreement. The purchase price for the Fayetteville campus contained in the Fayetteville Agreement was $25 million and the Fayetteville Agreement contained customary representations, warranties and covenants made by the Company. The obligations of RH Dunn under the Fayetteville Agreement were subject to inspection, due diligence and other customary closing conditions. The Fayetteville Agreement contained a transaction closing condition requiring the Company or its wholly-owned subsidiary to enter into a long-term lease agreement with RH Dunn or its affiliate, with such lease agreement having an initial term of 10 years, with two five-year renewal options.

On November 3, 2023, the Company entered into an agreement providing for the sale and long-term leaseback of the Company’s approximately 25-acre property in Clinton, Tennessee with approximately 164,000 square feet of distribution space utilized in the Company’s Activewear business. The purchase price for the Clinton property is $6.5 million and the Company expects to receive net proceeds (after tax and transaction-related costs) of approximately $6 million. The Company intends to utilize the net proceeds to repay outstanding borrowings under its asset-based revolving credit facility. The proposed transaction is currently expected to be completed on or around December 28, 2023, with the buyer’s obligation to close subject to inspection, due diligence and other customary closing conditions. The Company plans to continue operations at the Clinton property uninterrupted and, as a condition to the closing of the transaction, the Company or its wholly-owned subsidiary will enter into a long-term lease agreement with the buyer or its affiliate. The Clinton property lease agreement will have an initial term of 6 years.