Form 10-Q
period 2023-12-30
DELTA APPAREL, INC
filed 2024-02-13
CIK 1101396

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 30, 2023

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

Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of February 9, 2024, there were outstanding 7,051,150 shares of the registrant’s common stock, par value of $0.01 per share, which is the only class of outstanding common or voting stock of the registrant.

PART 1.	FINANCIAL INFORMATION

Item 1.	Financial Statements

Delta Apparel, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Amounts in thousands, except share amounts and per share data)

(Unaudited)

	December 2023	September 2023
Assets
Cash and cash equivalents	$377	$187
Accounts receivable, less allowances of $136 and $119, respectively	32,273	45,130
Other receivables	837	1,350
Income tax receivable	1,378	1,388
Inventories, net	196,348	212,365
Prepaid expenses and other current assets	3,526	2,542
Total current assets	234,739	262,962

Property, plant and equipment, net	62,598	65,611
Goodwill	28,697	28,697
Intangibles, net	21,125	21,694
Deferred income taxes	7,822	7,822
Operating lease assets	56,909	55,464
Equity method investment	9,751	10,082
Other assets	3,263	2,906
Total assets	$424,904	$455,238

Liabilities and Equity
Liabilities:
Accounts payable	$58,382	$62,085
Accrued expenses	18,926	18,236
Income taxes payable	700	710
Current portion of finance leases	8,246	8,442
Current portion of operating leases	9,741	9,124
Current portion of long-term debt	117,275	16,567
Total current liabilities	213,270	115,164

Long-term income taxes payable	2,131	2,131
Long-term finance leases	12,007	14,029
Long-term operating leases	48,259	47,254
Long-term debt	7,260	126,465
Total liabilities	$282,927	$305,043

Shareholder's equity:
Preferred stock - $0.01 par value, 2,000,000 shares authorized, none issued and outstanding	-	-
Common stock - $0.01 par value, 15,000,000 authorized, 9,646,972 shares issued, and 7,051,150 and 7,001,020 shares outstanding as of December 2023 and September 2023, respectively	96	96
Additional paid-in capital	60,643	61,315
Retained earnings	124,860	133,387
Accumulated other comprehensive income	-	-
Treasury stock - 2,595,822 and 2,645,952 shares as of December 2023 and September 2023, respectively	(42,909)	(43,896)
Equity attributable to Delta Apparel, Inc.	142,690	150,902
Equity attributable to non-controlling interest	(713)	(707)
Total equity	141,977	150,195
Total liabilities and equity	$424,904	$455,238

See accompanying Notes to Condensed Consolidated Financial Statements.

Delta Apparel, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended
	December 2023	December 2022

Net sales	$79,934	$107,295
Cost of goods sold	71,187	93,672
Gross profit	8,747	13,623

Selling, general and administrative expenses	18,614	18,870
Other income, net	(4,921)	(2,621)
Operating loss	(4,946)	(2,626)

Interest expense, net	3,577	2,890
Loss before provision for (benefit from) income taxes	(8,523)	(5,516)
Provision for (benefit from) income taxes	10	(1,917)
Consolidated net loss	$(8,533)	$(3,599)
Net loss attributable to non-controlling interest	(6)	(34)
Net loss attributable to shareholders	$(8,527)	$(3,565)

Basic loss per share	$(1.22)	$(0.51)
Diluted loss per share	$(1.22)	$(0.51)

Weighted average number of shares outstanding	7,003	6,954
Dilutive effect of stock awards	-	-
Weighted average number of shares assuming dilution	7,003	6,954

See accompanying Notes to Condensed Consolidated Financial Statements.

Delta Apparel, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Loss

(Amounts in thousands)

(Unaudited)

	Three Months Ended
	December 2023	December 2022

Net loss attributable to shareholders	$(8,527)	$(3,565)
Other comprehensive income related to unrealized gain on derivatives, net of income tax	-	69
Consolidated comprehensive loss	$(8,527)	$(3,496)

See accompanying Notes to Condensed Consolidated Financial Statements.

Delta Apparel, Inc. and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity

(Amounts in thousands, except share amounts)

(Unaudited)

					Accumulated
			Additional		Other			Non-
	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Controlling
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Interest	Total
Balance as of September 2023	9,646,972	$96	$61,315	$133,387	$-	2,645,952	$(43,896)	$(707)	$150,195

Net loss	-	-	-	(8,527)	-	-	-	-	(8,527)
Net loss attributable to non-controlling interest	-	-	-	-	-	-	-	(6)	(6)
Vested stock awards	-	-	(1,112)	-	-	(50,130)	987	-	(125)
Stock based compensation	-	-	440	-	-	-	-	-	440
Balance as of December 2023	9,646,972	$96	$60,643	$124,860	$-	2,595,822	$(42,909)	$(713)	$141,977

					Accumulated
			Additional		Other			Non-
	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Controlling
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Interest	Total
Balance as of September 2022	9,646,972	$96	$61,961	$166,600	$141	2,731,309	$(45,420)	$(656)	$182,722

Net loss	-	-	-	(3,565)	-	-	-	-	(3,565)
Other comprehensive income	-	-	-	-	69	-	-	-	69
Net loss attributable to non-controlling interest	-	-	-	-	-	-	-	(34)	(34)
Vested stock awards	-	-	(2,067)	-	-	(85,357)	1,524	-	(543)
Stock based compensation	-	-	665	-	-	-	-	-	665
Balance as of December 2022	9,646,972	$96	$60,559	$163,035	$210	2,645,952	$(43,896)	$(690)	$179,314

See accompanying Notes to Condensed Consolidated Financial Statements.

Delta Apparel, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	Three Months Ended
	December 2023	December 2022
Operating activities:
Consolidated net loss	$(8,533)	$(3,599)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	3,632	3,844
Amortization of deferred financing fees	120	84
Benefit from deferred income taxes	-	(2,101)
Change in inventory market reserves	(795)	163
Non-cash stock compensation	440	665
Gain on sale of property, plant and equipment	(5,425)	-
Loss on disposal of equipment	-	58
Other, net	(310)	(89)
Changes in operating assets and liabilities:
Accounts receivable	13,370	9,466
Inventories, net	16,812	(10,516)
Prepaid expenses and other current assets	(633)	(1,443)
Other non-current assets	263	1,188
Accounts payable	(4,307)	(3,723)
Accrued expenses	565	(5,030)
Net operating lease liabilities	177	(35)
Income taxes	-	(854)
Net cash provided by (used in) operating activities	15,376	(11,922)
Investing activities:
Purchases of property, plant and equipment, net	(285)	(2,081)
Proceeds from equipment under finance leases	-	4,417
Proceeds from the sale of property, plant and equipment	6,219	-
Net cash provided by investing activities	5,934	2,336
Financing activities:
Proceeds from long-term debt	85,755	133,918
Repayment of long-term debt	(104,252)	(121,431)
Repayment of capital financing	(2,218)	(2,332)
Payment of deferred financing costs	(405)	-
Payment of withholding taxes on stock awards	-	(542)
Net cash (used in) provided by financing activities	(21,120)	9,613
Net increase in cash and cash equivalents	190	27
Cash and cash equivalents at beginning of period	187	300
Cash and cash equivalents at end of period	$377	$327

Supplemental cash flow information
Cash paid during the period for interest	$3,570	$2,972

See accompanying Notes to Condensed Consolidated Financial Statements.

Delta Apparel, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note A— Description of Business and Basis of Presentation

Delta Apparel, Inc. (collectively with DTG2Go, LLC; Salt Life, LLC; M.J. Soffe, LLC; and other subsidiaries, “Delta Apparel,” “we,” “us,” “our,” or “the Company”) is a vertically integrated, international apparel company with approximately 6,600 employees worldwide. We design, manufacture, source, and market a diverse portfolio of core activewear and lifestyle apparel products under our primary brands of Salt Life®, Soffe®, and Delta. We are a market leader in the on-demand, digital print and fulfillment industry, bringing DTG2Go’s proprietary technology and innovation to our customers’ supply chains. We specialize in selling casual and athletic products through a variety of distribution channels and tiers, including outdoor and sporting goods retailers, independent and specialty stores, better department stores and mid-tier retailers, mass merchants, eRetailers, the U.S. military, and through our business-to-business digital platform. Our products are also made available direct-to-consumer on our ecommerce sites and in our branded retail stores. Our diversified go-to-market strategy allows us to capitalize on our strengths to provide our activewear and lifestyle apparel products to a broad and evolving customer base whose shopping preferences may span multiple retail channels.

We design and internally manufacture the majority of our products, with more than 90% of the apparel units that we sell sewn in our own facilities. This allows us to offer a high degree of consistency and quality, leverage scale efficiencies, and react quickly to changes in trends within the marketplace. We have manufacturing operations located in the United States, El Salvador, Honduras, and Mexico (our Mexico operations will cease in our 2024 fiscal year in connection with our decision to close our sewing and screenprint operations there), and we use domestic and foreign contractors as additional sources of production. Our distribution facilities are strategically located throughout the United States to better serve our customers with same-day shipping on our catalog products and weekly replenishments to retailers.

We were incorporated in Georgia in 1999, and our headquarters is located in Duluth, Georgia. Our common stock trades on the NYSE American stock exchange under the symbol “DLA.” We operate on a 52- or 53-week fiscal year ending on the Saturday closest to September 30. Our 2024 fiscal year is a 52-week year and will end on September 28, 2024 (“fiscal 2024”). Accordingly, this Quarterly Report on Form 10-Q presents our results for our first quarter of fiscal 2024. Our 2023 fiscal year was a 52-week year and ended on September 30, 2023 (“fiscal 2023”).

For presentation purposes herein, all references to period ended relate to the following fiscal years and dates:

Period Ended	Fiscal Year	Date Ended
December 2022	Fiscal 2023	December 31, 2022
March 2023	Fiscal 2023	April 1, 2023
June 2023	Fiscal 2023	July 1, 2023
September 2023	Fiscal 2023	September 30, 2023
December 2023	Fiscal 2024	December 30, 2023

We prepared the accompanying interim Condensed Consolidated Financial Statements in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. We believe these Condensed Consolidated Financial Statements include all normal recurring adjustments considered necessary for a fair presentation. Operating results for the three months ended December 2023 are not necessarily indicative of the results that may be expected for our fiscal 2024. Although our various product lines are sold on a year-round basis, the demand for specific products or styles reflects some seasonality. By diversifying our product lines and go-to-market strategies over the years, we have reduced the overall seasonality of our business. Consumer demand for apparel is cyclical and dependent upon the overall level of demand for soft goods, which may or may not coincide with the overall level of discretionary consumer spending. These levels of demand change as regional, domestic and international economic conditions change. Therefore, the distribution of sales by quarter in fiscal 2024  may not be indicative of the distribution in future years. These Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and footnotes included in our Annual Report on Form 10-K for our fiscal 2023, filed with the United States Securities and Exchange Commission (“SEC”).

Our Condensed Consolidated Financial Statements include the accounts of Delta Apparel and its wholly-owned and majority-owned domestic and foreign subsidiaries. The Company’s financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

We apply the equity method of accounting for our investment in 31% of the outstanding capital stock of a Honduran company that owns and operates the industrial park where our Ceiba Textiles manufacturing facility is located. During the three months ended December 2023 and December 2022, we received dividends from this investment of $0.6 million and $0.9 million, respectively. Our Ceiba Textiles manufacturing facility is leased under an operating lease arrangement with this Honduran company. During the three months ended December 2023 and December 2022, we paid approximately $0.4 million in rent under this arrangement.

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

Going Concern

In January 2024, we were notified by certain of our suppliers that they would no longer allow extended credit in amounts or terms to the extent previously allowed and our ability to obtain raw materials from other suppliers became more limited. As such, we are not able purchase quantities of production inputs necessary to allow our manufacturing facilities to run at the levels required to meet our business plans. One or more of the financial covenants contained in our U.S. revolving credit facility require our financial results to improve at a rate faster than we are experiencing and at a faster rate than we expect to experience over the next 12 months. As a result, management believes it is probable that the Company will not be in compliance with one or more of the financial covenants in our U.S. revolving credit facility within the second quarter, which would constitute a breach of that agreement and an event of default if not cured in accordance with its terms. Any such default would allow the lenders under that credit facility to declare the principal and all other amounts owed to be immediately due and payable. Thus, the debt under our U.S. revolving credit facility is classified as current. In the event that the lenders do call such debt during the next 12 months as the result of a covenant breach, the Company does not forecast to have the readily available funds to repay the debt, which raises substantial doubt about the Company’s ability to continue as a going concern within one year after the issuance date of the first quarter fiscal 2024 Condensed Consolidated Financial Statements. The Company has been and continues to be in communication with its lenders about potential options to address concerns related to meeting the covenant requirements in our U.S. revolving credit facility over the next 12 months. Management cannot, however, predict the results of such communications and related negotiations.

In connection with the above-referenced subsequent event, the Company identified that certain deferred tax assets may no longer be recoverable and impairment indicators may exist for goodwill and other long-lived assets. We are unable to estimate the amount of any potential valuation allowance or impairment to be recorded in the second quarter of fiscal 2024, as the Company is still evaluating the potential impact of the reduced availability of production inputs on forecasts of current year business performance.

Note B—Accounting Policies

Our accounting policies are consistent with those described in our Significant Accounting Policies in our Annual Report on Form 10-K for our fiscal 2023, filed with the SEC. See Note C for consideration of recently issued accounting standards.

Note C—New Accounting Standards

Adopted Standards

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which requires an entity to assess impairment of its financial instruments based on the entity's estimate of expected credit losses. Since the issuance of ASU 2016-13, the FASB released several amendments to improve and clarify the implementation guidance. These standards have been collectively codified within ASC Topic 326, Credit Losses (“ASC 326”). As a smaller reporting company as defined by the SEC, the provisions of ASC 326 are effective as of the beginning of our fiscal 2024. The provisions of ASC 326 did not have a material effect on our financial condition, results of operations, cash flows, and disclosures.

Accounting Guidance Not Yet Adopted

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280)—Improvements to Reportable Segment Disclosures, which enhances reportable segment disclosure requirements, including significant segment expenses and interim disclosures. The guidance allows for disclosure of multiple measures of a segment’s profit or loss, and it requires that public entities with a single reportable segment provide all disclosures required by the ASU and all existing disclosures in Topic 280. ASU 2023-07 is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, or our fiscal 2025. The amendments are to be applied retrospectively, and early adoption is permitted. The Company is currently assessing the impact of this update.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740)—Improvement to Income Tax Disclosures, to update income tax disclosure requirements primarily by requiring specific categories and greater disaggregation within the rate reconciliation and disaggregation of income taxes paid by jurisdiction. The amendments in the ASU also remove disclosures related to certain unrecognized tax benefits and deferred taxes. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, or our fiscal 2026. The amendments may be applied prospectively or retrospectively with early adoption permitted. The Company is currently assessing the impact of this update.

Note D—Revenue Recognition

Our Condensed Consolidated Statements of Operations include revenue streams from retail sales at our branded retail stores; direct-to-consumer ecommerce sales on our consumer-facing websites; and sales from wholesale channels, which includes our business-to-business ecommerce and DTG2Go sales. The table below identifies the amount and percentage of net sales by distribution channel (in thousands):

	Three Months Ended
	December 2023		December 2022
Retail	$4,166	5%	$3,455	3%
Direct-to-consumer ecommerce	1,448	2%	1,509	2%
Wholesale	74,320	93%	102,331	95%
Net sales	$79,934	100%	$107,295	100%

The table below provides net sales by reportable segment and the percentage of net sales by distribution channel for each reportable segment (in thousands):

	Three Months Ended December 2023
	Net Sales	Retail	Direct-to-consumer ecommerce	Wholesale
Delta Group	$69,604	0.0%	0.2%	99.8%
Salt Life Group	10,330	40.1%	12.7%	47.2%
Total	$79,934

	Three Months Ended December 2022
	Net Sales	Retail	Direct-to-consumer ecommerce	Wholesale
Delta Group	$97,010	0.1%	0.2%	99.7%
Salt Life Group	10,285	33.0%	12.7%	54.3%
Total	$107,295

Note E—Inventories

Inventories, net of reserves of $15.0 million and $15.8 million as of December 2023 and September 2023, respectively, consisted of the following (in thousands):

	December 2023	September 2023
Raw materials	$16,402	$20,262
Work in process	11,934	17,695
Finished goods	168,012	174,408
	$196,348	$212,365

Raw materials include finished yarn and direct materials for the Delta Group, undecorated garments for the DTG2Go business, and direct embellishment materials for the Salt Life Group.

Note F—Debt

Credit Facility

On May 10, 2016, we entered into a Fifth Amended and Restated Credit Agreement (as further amended, the “Amended Credit Agreement”) with Wells Fargo Bank, National Association (“Wells Fargo”), as Administrative Agent, the Sole Lead Arranger and the Sole Book Runner, and the financial institutions named therein as Lenders, which are Wells Fargo, PNC Bank, and Regions Bank. Our subsidiaries M.J. Soffe, LLC, Culver City Clothing Company (f/k/a Junkfood Clothing Company), Salt Life, LLC, and DTG2Go, LLC (f/k/a Art Gun, LLC) (collectively, the “Borrowers”), are co-borrowers under the Amended Credit Agreement. The Borrowers entered into amendments to the Amended Credit Agreement with Wells Fargo and the other lenders on November 27, 2017, March 9, 2018, October 8, 2018, November 19, 2019, April 27, 2020, August 28, 2020, June 2, 2022, January 3, 2023, February 3, 2023, March 3, 2023,  October 6, 2023, December 5, 2023, and December 27, 2023.

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

On April 27, 2020, the Borrowers entered into a Fifth Amendment to the Fifth Amended and Restated Credit Agreement with Wells Fargo Bank (the “Agent”) and the other lenders set forth therein (the “Fifth Amendment”). The Fifth Amendment, among other things, amends the financial covenant provisions from the amendment date through September 2020, including effectively lowering the minimum availability thresholds and removing the requirement that our Fixed Charge Coverage Ratio (“FCCR”) for the preceding 12-month period must not be less than 1.1 to 1.0. The Fifth Amendment also, among other things, (i) allowed for an additional 30 days of aged receivables from customers in the borrowing base through August 1, 2020, (ii) ceased amortization of real estate and machinery and equipment assets in the borrowing base through August 1, 2020, (iii) postponed amortization of trademark assets in the borrowing base until October 4, 2020; (iv) amends the definition of Fixed Charge Coverage Ratio to reference the monthly amortization of the borrowing bases that were amended as part of the Fourth Amendment to the Fifth Amended and Restated Credit Agreement on November 19, 2019, (v) amends the LIBOR rate definition to include a floor rate of 1.0%, and (vi) required weekly reporting of accounts receivable to the Agent through October 3, 2020.

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

On January 3, 2023, the Borrowers entered into an Eighth Amendment to the Fifth Amended and Restated Credit Agreement with the Agent and the other lenders set forth therein (the “Eighth Amendment”). The Eighth Amendment essentially clarifies the Amended Credit Agreement’s provisions regarding the inclusion of eligible in transit inventory in the borrowing base and amends the definition of Increased Reporting Event to include 12.5% of the lesser of the borrowing base and the maximum revolver amount as opposed to 12.5% of the line cap.

On February 3, 2023, the Borrowers entered into a Ninth Amendment to the Fifth Amended and Restated Credit Agreement with the Agent and the other lenders set forth therein (the “Ninth Amendment”). The Ninth Amendment, among other things, adds an Accommodation Period beginning on the amendment date and continuing through the date following September 30, 2023, upon which Borrowers satisfy minimum availability thresholds and during which: (i) the minimum borrowing availability thresholds applicable to the Amended Credit Agreement are (a) through (and including) April 1, 2023, $7,500,000, (b) on and after April 2, 2023 through (and including) June 4, 2023, $9,000,000, (c) on and after June 5, 2023, through the date following September 30, 2023, upon which Borrowers satisfy minimum availability thresholds, $10,000,000; and (d) at all times thereafter, $0; (ii) the covenant requiring that our FCCR (as defined in our credit agreement) for the preceding 12-month period must not be less than 1.0 if the availability under our credit facility falls below the amounts specified in our credit agreement is suspended; (iii) Borrowers must maintain specified minimum EBITDA levels for trailing three-month periods starting March 4, 2023; (iv) the Applicable Margin with respect to loans under the Amended Credit Agreement is increased by 50 basis points; and (v) a Cash Dominion Trigger Event occurs if availability is less than $2,000,000.

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

On December 5, 2023, the Borrowers entered into a Twelfth Amendment to the Agreement with the Agent and other lenders set forth therein (the “Twelfth Amendment”). The definitions of capitalized terms, if not so defined herein, may be found in the Agreement or the Twelfth Amendment. The Twelfth Amendment, among other things: (i) modifies the Applicable Margin during the period commencing on December 5, 2023, and ending on the date after certain real estate transactions have been consummated in accordance with the terms thereof; (ii) modifies the Availability Block upon consummation of certain real estate transactions and receipt of proceeds there from; (iii) reduces the Maximum Revolver Amount to $150,000,000; and (iv) provides that commencing with the fiscal month ending December 30, 2023, and as of the end of each fiscal month thereafter, if at any time (a) Availability (calculated without giving effect to the Availability Block) is less than $17,500,000 or (b) a Default or Event of Default exists or has occurred and is continuing, Borrowers will maintain a Fixed Charge Coverage Ratio, measured on a fiscal month-end basis for the immediately preceding 12 consecutive fiscal months, of not less than 1.00 to 1.00.

On December 27, 2023, the Borrowers entered into a Thirteenth Amendment to the Agreement with the Agent and other lenders set forth therein (the “Thirteenth Amendment”). The definitions of capitalized terms, if not so defined herein, may be found in the Agreement or the Thirteenth Amendment. The Thirteenth Amendment (i) modifies the Availability Block such that (a) on and after the Ninth Amendment Date through and including April 1, 2023, it shall be $7,500,000, (b) on and after April 2, 2023 through and including June 4, 2023, it shall be $9,000,000, (c) on and after June 5, 2023 through and including December 4, 2023, it shall be $10,000,000, (d) on and after December 5, 2023 through and including January 18, 2024, it shall be $7,000,000, (d) on and after January 19, 2024 through and including and February 15, 2024, it shall be $8,500,000, and (e) on and after February 16, 2024 and at all times thereafter, it shall be $10,000,000; (ii) requires that, commencing with the fiscal month ending June 29, 2024, the Company must maintain a Fixed Charge Coverage Ratio for the immediately preceding 12 consecutive fiscal months of not less than 1.00 to 1.00 if (a) Availability is less than $17,500,000 or (b) a Default or Event of Default exists; and (iii) requires that Borrowers maintain specified minimum EBITDA levels measured on a cumulative month-to-date basis through the end of the fiscal month ending March 2, 2024, and for trailing three-month periods starting March 30, 2024. The Thirteenth Amendment also, among other things, removes the requirement that certain real estate transactions be consummated and also removes the occurrence of an Event of Default in the event such transactions are not consummated by certain dates. As of December 2023, we were in compliance with the applicable minimum EBITDA level for the month-to-date requirement.

At December 2023, the Amended Credit Agreement allowed us to borrow up to $150 million (subject to borrowing base limitations), including a maximum of $25 million in letters of credit. Provided that no event of default exists, we have the option to increase the maximum credit to $200 million (subject to borrowing base limitations), conditioned upon the Administrative Agent’s ability to secure additional commitments and customary closing conditions. The Amended Credit Agreement contains a “springing” lockbox arrangement (as defined in ASC 470, Debt) whereby remittances from customers will be forwarded to our general bank account and will not reduce the outstanding debt until and unless a specified event or an event of default occurs. Management believes it is probable that the Company will not be in compliance with one or more of the financial covenants in our U.S. revolving credit facility within the second quarter, which would constitute a breach of that agreement and an event of default if not cured in accordance with its terms. Any such default would allow the lenders under that credit facility to declare the principal and all other amounts owed to be immediately due and payable. Thus, the debt under our U.S. revolving credit facility is classified as current.

At December 2023, we had $110.9 million outstanding under the Amended Credit Agreement at an average interest rate of 8.7%. Our cash on hand combined with the availability under the Amended Credit Agreement totaled $7.4 million (subject to minimum availability thresholds as referred to above).

Proceeds of the loans made pursuant to the Amended Credit Agreement may be used for permitted acquisitions (as defined in the Amended Credit Agreement), general operating expenses, working capital, other corporate purposes, and to finance credit facility fees and expenses. Pursuant to the terms of the Amended Credit Agreement, we are allowed to make cash dividends and stock repurchases if (i) as of the date of the payment or repurchase and after giving effect to the payment or repurchase, we have availability on that date of not less than 15% of the lesser of the borrowing base or the commitment, and average availability for the 30-day period immediately preceding that date of not less than 15% of the lesser of the borrowing base or the commitment; and (ii) the aggregate amount of dividends and stock repurchases after May 10, 2016, does not exceed $10 million plus 50% of our cumulative net income (as defined in the Amended Credit Agreement) from the first day of the third quarter of fiscal year 2016 to the date of determination. Notwithstanding the foregoing, the Amended Credit Agreement currently restricts us from making cash dividends or stock repurchases until the date upon which (a) our availability (as defined in the Amended Credit Agreement) and (b) our average availability (as defined in the Amended Credit Agreement) for the immediately preceding 30 consecutive days, is equal to or more than the greater of (i) 17.50% of the lesser of (a) our borrowing base (as defined in the Amended Credit Agreement) or (b) the maximum revolver amount (as defined in the Amended Credit Agreement) and (ii) $25,000,000 and upon which we provide certification that (x) our FCCR is equal to or greater than 1.00:1.00 for the trailing 12-month period and (y) as of such date, no default (as defined in the Amended Credit Agreement) or event of default exists. For purposes of this definition, availability and average availability will be calculated (x) after giving effect to the Availability Block (as defined in the Amended Credit Agreement) and (y) without giving effect to the application of the net cash proceeds from certain sale-leaseback transactions. Absent the restrictions referenced in the preceding two sentences, at December 2023, and September 2023, there was $7.9 million and $8.3 million, respectively, of retained earnings free of restrictions to make cash dividends or stock repurchases.

Honduran Debt

Since March 2011, we have entered into term loans and a revolving credit facility with Banco Ficohsa, a Honduran bank, to finance both the operations and capital expansion of our Honduran facilities. In December 2020, we entered into a new term loan and revolving credit facility with Banco Ficohsa, both with five-year terms, and simultaneously settled the prior term loans and revolving credit facility with outstanding balances at the time of settlement of $1.1 million and $9.5 million, respectively. In May 2022, we entered into a new term loan with a five-year term with a principal amount of $3.7 million. Each of these loans are secured by a first-priority lien on the assets of our Honduran operations and are not guaranteed by our U.S. entities. These loans are denominated in U.S. dollars, and the carrying value of the debt approximates its fair value. The revolving credit facility permits us to re-borrow funds up to the amount repaid, subject to certain objective covenants. While we intend to re-borrow funds, subject to those covenants, consistent with ASC 470 we have classified the explicit repayment amounts included within the loan agreement as long-term if due more than a year after December 30, 2023. Therefore, we have classified $6.1 million as short-term and $7.3 million as long-term.

El Salvador Debt

In September 2022 we entered into a new term loan with a five-year term with a principal amount of $3.0 million with Banco Ficohsa, a Panamanian bank, to finance our El Salvador operations. This loan is secured by a first-priority lien on the assets of our El Salvador operations and is not guaranteed by our U.S. entities. The loan is denominated in U.S. dollars, and the carrying value of the debt approximates its fair value. Information about this loan and the outstanding balance as of December 2023 are listed as part of the long-term debt schedule below.

Additional information about these loans and the outstanding balances and interest rates as of December 2023 is as follows (in thousands):

December 2023
Revolving credit facility with Banco Ficohsa, a Honduran bank, with interest at 8.5%, due August 2025	$3,978
Term loan with Banco Ficohsa, a Honduran bank, with interest at 9.0% and; quarterly installments which began September 2021 and are due through December 2025.	4,058
Term loan with Banco Ficohsa, a Honduran bank, with interest at 8.75% and; quarterly installments which began March 2023 and are due through May 2027.	2,946
Term loan with Banco Ficohsa, a Panamanian bank, with interest at the prevailing market rate within the Panamanian Banking Market (interest at 9.8% on December 2023) and; monthly installments which began October 2022 and are due through August 2027.	2,379

Note G—Selling, General and Administrative Expense

We include in selling, general and administrative (“SG&A”) expenses the costs incurred subsequent to the receipt of finished goods at our distribution facilities, such as the cost of stocking, warehousing, picking, packing, and shipping goods for delivery to our customers. Distribution costs included in SG&A expenses totaled $4.9 million and $5.4 million for the December 2023 and December 2022 quarters, respectively. In addition, SG&A expenses include costs related to sales associates, administrative personnel, advertising and marketing expenses, retail store build-outs, and other general and administrative expenses.

Note H—Stock-Based Compensation

On February 6, 2020, our shareholders approved the Delta Apparel, Inc. 2020 Stock Plan (“2020 Stock Plan”) to replace the 2010 Stock Plan, which was previously re-approved by our shareholders on February 4, 2015, and was scheduled to expire by its terms on September 14, 2020. The purpose of the 2020 Stock Plan is to continue to give our Board of Directors and its Compensation Committee the ability to offer a variety of compensatory awards designed to enhance the Company’s long-term success by encouraging stock ownership among its executives, key employees and directors. Under the 2020 Stock Plan, the Compensation Committee of our Board of Directors has the authority to determine the employees and directors to whom awards may be granted, and the size and type of each award and manner in which such awards will vest. The awards available under the plan consist of stock options, stock appreciation rights, restricted stock, restricted stock units, performance stock, stock performance units, and other stock and cash awards. While employed by the Company or serving as a director, unvested awards become fully vested under certain circumstances as defined in the 2020 Stock Plan. Such circumstances include, but are not limited to, the participant’s death or disability. The Compensation Committee is authorized to establish the terms and conditions of awards granted under the 2020 Stock Plan, to establish, amend and rescind any rules and regulations relating to the 2020 Stock Plan, and to make any other determinations that it deems necessary. Similar to the 2010 Stock Plan, the 2020 Stock Plan limits the number of shares that may be covered by awards to any participant in a given calendar year and also limits the aggregate awards of restricted stock, restricted stock units and performance stock granted in a given calendar year. Shares are generally issued from treasury stock upon the vesting of the restricted stock units, performance units or other awards under the 2020 Stock Plan. On August 2, 2023, our Board of Directors, upon the recommendation of its Compensation Committee, approved a Declaration of Amendment to the 2020 Stock Plan that requires that all equity awards granted under the 2020 Stock Plan after August 2, 2023, contain “double trigger” vesting provisions.

Compensation expense is recorded within SG&A in our Condensed Consolidated Statements of Operations over the vesting periods. During the December 2023 and December 2022 quarters, we recognized $0.5 million in both years in stock-based compensation expense. Associated with the compensation cost are income tax benefits recognized of $0.1 million and $0.2 million, respectively, for each of the three months ended December 2023 and December 2022.

During the December 2023 quarter, restricted stock units representing 70,150 shares of our common stock were issued and are scheduled to vest with the filing of our Annual Report on Form 10-K for the fiscal year ended September 2025. Of these restrictive stock units, one-half are payable in common stock and one-half are payable in cash.

During the December 2023 quarter, performance stock units representing 70,150 shares of our common stock were issued and are scheduled to vest with the filing of our Annual Report on Form 10-K for the fiscal year ended September 2025. Of these performance stock units, one-half are payable in common stock and one-half are payable in cash.

During the December 2023 quarter, restricted stock units representing 67,063 shares of our common stock vested with the filing of our Annual Report on Form 10-K for fiscal 2023 and were issued in accordance with their respective agreements. Of these vested awards, all were payable in common stock.

During the December 2023 quarter, performance stock units representing 34,812 shares of our common stock were forfeited due to the Company’s failure to meet certain threshold requirements.

As of December 2023, there was $1.7 million of total unrecognized compensation cost related to unvested awards granted under the 2020 Stock Plan. This cost is expected to be recognized over a period of 1.9 years.

Note I—Purchase Contracts

We have entered into agreements, and have fixed prices, to purchase yarn, finished fabric, and finished apparel and headwear products. At December 2023, minimum payments under these contracts were as follows (in thousands):

Yarn	$17,730
Finished fabric	1,845
Finished products	5,654
Total inventories, net	$25,229

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

DTG2Go is a market leader in the on-demand, direct-to-garment digital print and fulfillment industry, bringing technology and innovation to the supply chains of our many customers. Our ‘On-Demand DC’ digital solution provides retailers and brands with immediate access to utilize DTG2Go’s broad network of print and fulfillment facilities, while offering the scalability to integrate digital fulfillment within the customer’s own distribution facilities. We use highly-automated factory processes and our proprietary software to deliver on-demand, digitally printed apparel direct to consumers on behalf of our customers. Via our fulfillment facilities throughout the United States, DTG2Go offers a robust digital supply chain, shipping custom graphic products within 24 to 48 hours to consumers in the United States and to many countries worldwide. DTG2Go has made significant investments in its “digital-first” retail model providing digital graphic prints that meet the high-quality standards required for brands, retailers and intellectual property holders. In fiscal year 2023, we continued to invest in our proprietary software and research and development initiatives related to the setups, formulas and processes needed to serve our customers. Through integration with Delta Activewear, DTG2Go also services the eRetailer, ad-specialty, promotional and screen print marketplaces, among others.

Delta Activewear is a preferred supplier of activewear apparel to regional and global brands as well as direct to retail and wholesale markets. The Delta Activewear business is organized around three key customer channels – Delta Direct, Global Brands, and Retail Direct – that are distinct in their go-to-market strategies and how their respective customer bases source their various apparel needs. Our Delta Direct channel services the screen print, promotional, and eRetailer markets as well as retail licensing customers that sell through to many mid-tier and mass market retailers. Delta Direct products include a broad portfolio of apparel and accessories under the Delta, Delta Platinum, and Soffe brands. Our fashion basics line includes our Platinum Collection, which offers fresh, fashionable silhouettes with a luxurious look and feel, as well as versatile fleece offerings. We offer innovative apparel products including the Delta Dri line of performance shirts built with moisture-wicking material to keep athletes dry and comfortable; ringspun garments with superior comfort, style and durability; and Delta Soft, a collection with an incredible feel and price. We also offer our heritage, mid- and heavier-weight Delta Pro Weight® and Magnum Weight® tee shirts.

The iconic Soffe brand offers activewear for spirit makers and record breakers and is widely known for the original “cheer short” with the signature roll-down waistband. Soffe carries a wide range of activewear for the entire family. Soffe’s heritage is anchored in the military, and we continue to be a proud supplier to both active duty and veteran United States military personnel worldwide. The Soffe men’s assortment features the tagline “anchored in the military, grounded in training” and offers everything from physical training gear certified by the respective branches of the military, classic base layers that include the favored 3-pack tees, and the iconic “ranger panty.” Our Soffe products are also available direct to consumers at www.soffe.com.

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

Our Salt Life business is organized around three Salt Life omnichannel markets - wholesale, ecommerce, and branded retail stores – that are distinct in their go-to-market strategies and how their respective customer bases source their various apparel needs. Salt Life’s wholesale channel allows consumers to seamlessly experience the Salt Life brand through one of our retail partners, which include surf shops, specialty stores, department stores, and outdoor merchants. Salt Life’s ecommerce channel allows customers to purchase merchandise by accessing our Salt Life ecommerce site at www.saltlife.com. Salt Life’s branded retail store channel allows customers to purchase merchandise at retail stores owned and operated by Salt Life. Salt Life’s branded retail store footprint now includes 28 locations spanning across the U.S. coastline from Southern California to Key West and up the eastern seaboard to New York.

Our chief operating decision maker and management evaluate performance and allocate resources based on profit or loss from operations before interest, income taxes and special charges (“segment operating earnings”). Our segment operating earnings may not be comparable to similarly titled measures used by other companies. The accounting policies of our reportable segments are the same as those described in Note 2 in our Annual Report on Form 10-K for fiscal 2023, filed with the SEC. Intercompany transfers between operating segments are transacted at cost and have been eliminated within the segment amounts shown in the following table (in thousands):

	Three Months Ended
	December 2023	December 2022
Segment net sales:
Delta Group	$69,604	$97,010
Salt Life Group	10,330	10,285
Total net sales	$79,934	$107,295

Segment operating (loss) earnings:
Delta Group	$492	$123
Salt Life Group	(2,130)	218
Total segment operating (loss) earnings	$(1,638)	$341

The following table reconciles the segment operating (loss) earnings to the consolidated earnings before benefit from income taxes (in thousands):

	Three Months Ended
	December 2023	December 2022
Segment operating (loss) earnings	$(1,638)	$341
Unallocated corporate expenses	3,308	2,967
Unallocated interest expense	3,577	2,890
Consolidated loss before provision for (benefit from) income taxes	$(8,523)	$(5,516)

Note K—Income Taxes

The Tax Cuts and Jobs Act of 2017 (the “2017 Tax Legislation”) was enacted on December 22, 2017, and significantly revised the U.S. corporate income tax code by, among other things, lowering federal corporate income tax rates, implementing a modified territorial tax system and imposing a repatriation tax (“transition tax”) on deemed repatriated cumulative earnings of foreign subsidiaries which will be paid over eight years. In addition, new taxes were imposed related to foreign income, including a tax on global intangible low-taxed income (“GILTI”) as well as a limitation on the deduction for business interest expense (“Section 163(j)”). GILTI is the excess of the shareholder’s net controlled foreign corporations (“CFC”) net tested income over the net deemed tangible income. The Section 163(j) limitation does not allow the amount of deductible interest to exceed the sum of the taxpayer’s business interest income or 30% of the taxpayer’s adjusted taxable income. We have included in our calculation of our effective tax rate the estimated impact of GILTI and Section 163(j), which were effective for us beginning fiscal year 2019. We have elected to account for the tax on GILTI as a period cost and, therefore, do not record deferred taxes related to GILTI on our foreign subsidiaries.

The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), which was enacted on March 27, 2020, provided temporary changes to income and non-income based tax laws, including some provisions which were previously enacted under the 2017 Tax Legislation. The CARES Act revised the U.S. corporate income tax code on a temporary basis by, among other things, eliminating the 80% of taxable income limitation on net operating loss (“NOL”) carryforwards, allowing NOL carrybacks, and increasing the Section 163(j) interest limitation deduction from 30% to 50% of adjusted taxable income. We have included the estimated impact of these provisions in our effective tax rate calculation.

Our effective income tax rate on operations for the three months ended December 2023 was 0.1% compared to a rate of 35.0% in the same period of the prior year, and an effective rate of 23.8% for fiscal 2023. The change in the effective tax rate between the period ended  December 2023 and prior periods is primarily related to the recording of a valuation allowance on the deferred tax benefit generated by the current period loss incurred during the period ended  December 2023. We generally benefit from having income in foreign jurisdictions that are either exempt from income taxes or have tax rates that are lower than those in the United States. As such, changes in the mix of U.S. taxable income compared to profits in tax-free or lower-tax jurisdictions can have a significant impact on our overall effective tax rate.

Note L—Fair Value Measurements

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

At December 2023 and September 2023, book value for fixed rate debt approximates fair value based on quoted market prices for the same or similar issues or on the current rates offered to us for debt of the same remaining maturities (a Level 2 fair value measurement).

Note M—Legal Proceedings

At times, we are party to various legal claims, actions and complaints. We believe that, as a result of legal defenses, insurance arrangements, and indemnification provisions with parties believed to be financially capable, such actions should not have a material adverse effect on our operations, financial condition, or liquidity.

Note N—Repurchase of Common Stock

As of September 28, 2019, our Board of Directors authorized management to use up to $60.0 million to repurchase stock in open market transactions under our Stock Repurchase Program. We did not purchase any shares of our common stock during the December 2023 quarter. Through December 2023, we have purchased 3,735,114 shares of our common stock for an aggregate of $56.4 million under our Stock Repurchase Program since its inception. All purchases were made at the discretion of management and pursuant to the safe harbor provisions of SEC Rule 10b-18. As of December 2023, $3.6 million remained available for future purchases under our Stock Repurchase Program, which does not have an expiration date.

Note O—Goodwill and Intangible Assets

Components of intangible assets consist of the following (in thousands):

	December 2023			September 2023
	Cost	Accumulated Impairment Losses	Net Value	Cost	Accumulated Impairment Losses	Net Value	Economic Life
Goodwill:
Delta Group	$18,592	$(9,812)	$8,780	$18,592	$(9,812)	$8,780	N/A
Salt Life Group	19,917	-	19,917	19,917	-	19,917	N/A
Total goodwill, net	$38,509	$(9,812)	$28,697	$38,509	$(9,812)	$28,697

	December 2023			September 2023
	Cost	Accumulated Amortization	Net Value	Cost	Accumulated Amortization	Net Value
Intangibles:
Tradename/trademarks	$16,000	$(5,517)	$10,483	$16,000	$(5,384)	$10,616	20 – 30 yrs
Customer relationships	7,400	(4,138)	3,262	7,400	(3,953)	3,447	20 yrs
Technology	10,083	(3,734)	6,349	10,083	(3,509)	6574	10 yrs
License agreements	2,100	(1,069)	1,031	2,100	(1,043)	1,057	15 – 30 yrs
Non-compete agreements	1,657	(1,657)	-	1,657	(1,657)	-	4 – 8.5 yrs
Total intangibles, net	$37,240	$(16,115)	$21,125	$37,240	$(15,546)	$21,694

Goodwill represents the acquired goodwill net of the cumulative impairment losses recorded in fiscal years 2023 and 2011 of $9.2 million and $0.6 million, respectively.

Depending on the type of intangible assets, amortization is recorded under cost of goods sold or SG&A expenses. Amortization expense for intangible assets was $0.6 million for both the December 2023 and December 2022 quarters. Amortization expense is estimated to be approximately $2.3 million for the year ending September 2024, approximately $2.2 million for the years ending September 2025 and 2026, approximately $2.0 million for the year ending September 2027, and approximately $1.5 million for the year ending September 2028.

Note P—Sale-Leaseback Transaction

On December 28, 2023, the Company completed a sale-leaseback agreement providing for the sale and long-term leaseback of the Company’s approximately 25-acre property in Knoxville, Tennessee area with approximately 164,000 square feet of distribution space utilized in the Company’s Activewear business. The purchase price for the Knoxville, Tennessee area property was $6.5 million and the Company recorded a gain on sale of $5.4 million. The Company utilized the net proceeds to repay outstanding borrowings under its U.S. asset-based revolving credit facility. The Company plans to continue operations at the Knoxville, Tennessee area property uninterrupted and entered into a lease agreement with the buyer with an initial term of 6 years.

Note Q—Subsequent Events

There are no material subsequent events other than those disclosed in Note A— Description of Business and Basis of Presentation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by or on behalf of the Company. We may from time to time make written or oral statements that are “forward-looking,” including statements contained in this report and other filings with the SEC, in our press releases, and in other reports to our shareholders. All statements, other than statements of historical fact, which address activities, events or developments that we expect or anticipate will or may occur in the future are forward-looking statements. The words “plan,” “estimate,” “project,” “forecast,” “outlook,” “anticipate,” “expect,” “intend,” “remain,” “seek,” “believe,” “may,” “should” and similar expressions, and discussions of strategy or intentions, are intended to identify forward-looking statements.

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

●	significant interruptions or disruptions within our manufacturing, distribution or other operations;
●	deterioration in the financial condition of our customers and suppliers and changes in the operations and strategies of our customers and suppliers;
●	the volatility and uncertainty of cotton and other raw material prices and availability;
●	the competitive conditions in the apparel industry;
●	our ability to predict or react to changing consumer preferences or trends;
●	our ability to successfully open and operate new retail stores in a timely and cost-effective manner;
●	the ability to successfully implement our strategic plans and achieve our business strategies;
●	the ability to grow, achieve synergies and realize the expected profitability of acquisitions;
●	changes in economic, political or social stability at our offshore locations or in areas in which we, or our suppliers or vendors, operate;
●	our ability to attract and retain key management;
●	the volatility and uncertainty of energy, fuel and related costs;
●	material disruptions in our information systems related to our business operations;
●	compromises of our data security;
●	significant changes in our effective tax rate;
●	significant litigation in either domestic or international jurisdictions;
●	recalls, claims and negative publicity associated with product liability issues;
●	the ability to protect our trademarks and other intellectual property;
●	changes in international trade regulations;
●	our ability to comply with trade regulations;
●	changes in employment laws or regulations or our relationship with employees;
●	negative publicity resulting from violations of manufacturing standards or labor laws or unethical business practices by our suppliers and independent contractors;
●	the inability or refusal of suppliers or other third-parties, including those related to transportation, to fulfill the terms of their contracts with us;
●	our ability to continue as a going concern;
●	continued operating losses and restrictions on our ability to borrow capital or service our indebtedness;
●	interest rate fluctuations increasing our obligations under our variable rate indebtedness;
●	the ability to raise additional capital;
●	the impairment of acquired intangible assets;
●	foreign currency exchange rate fluctuations;
●	the illiquidity of our shares; and
●	price volatility in our shares and the general volatility of the stock market.

A detailed discussion of significant risk factors that have the potential to cause actual results to differ materially from our expectations is set forth in Part 1 under the subheading “Risk Factors” in our Annual Report on Form 10-K for fiscal 2023, filed with the SEC, and updates to certain of those risk factors and additional risk factors are contained in Item 1A of Part II of this Quarterly Report on Form 10-Q. Any forward-looking statements in this Quarterly Report on Form 10-Q do not purport to be predictions of future events or circumstances and may not be realized. Further, any forward-looking statements are made only as of the date of this Quarterly Report on Form 10-Q, and we do not undertake to publicly update or revise the forward-looking statements, except as required by the federal securities law.

Business Outlook

With the unfavorable market dynamics we saw across many parts of our business throughout our last fiscal year persisting as we move further into our 2024 fiscal year, we continue to tightly manage our debt and working capital and look for areas where we can streamline our operations.  Our overall debt was down 22% and our inventory levels were down 24% at the end of our first quarter and we have made more progress on those fronts to start our second quarter.  In addition, we have substantially completed the plan we initiated last year to optimize our cost structure, which included reducing our offshore manufacturing footprint to only two countries and four facilities and consolidating production into our more efficient Central American platform supplied by our own textile facility. We completed similar consolidation activity in our DTG2Go digital print business, closing a legacy print facility in Clearwater, Florida, and absorbing that capacity into our more efficient “On-Demand DC” platform throughout the United States. We also significantly reduced other areas of our workforce to better align with the lower demand we continue to see across our business, ultimately removing approximately $20 million of annualized labor expense from our cost structure.

Our overall operating results for the first quarter were challenged and, looking ahead, we believe that industry demand will remain comparable to last year and below pre-pandemic levels.  These market dynamics resulted in more below-capacity production volume within our Activewear business’s manufacturing platform and associated de-leveraging of our significant fixed cost structure in the offshore countries where it is located. We continued to improve our quality, on-time delivery, and labor efficiency performance in our DTG2Go business during the quarter, but overall demand during the peak holiday season was below forecast.  We also continue to see profitability in our DTG2Go business impacted by downward price pressure and elevated domestic labor costs.

Salt Life achieved sales growth in our first quarter, which is traditionally a slower quarter due to the seasonality of that business, and is on track to achieve sales growth for the full year. The modest continuing softness in Salt Life’s wholesale channel was counterbalanced to some degree by more growth in its direct-to-consumer retail and ecommerce channels. Salt Life recently expanded its branded retail footprint with the opening of its first location in Virginia and the new store has exceeded expectations to date. The brand’s retail footprint now consists of 28 stores, including 16 full-price stores and 12 outlet stores across the country. Salt Life’s ecommerce channel continued to grow during the quarter and retain momentum across key performance metrics.

With the start to our fiscal year more challenging than originally anticipated, we are keenly focused on managing our working capital and costs.  Our execution on significant structural changes across our business in fiscal year 2023 and to start fiscal year 2024 has resulted in a more streamlined organization with leaner operating platforms. However, in the uncertain operating environment we continue to see, we will maintain a heightened focus on our liquidity needs and maximizing value for our shareholders. We continue to explore strategic opportunities regarding our Salt Life business as well as opportunities to monetize our owned real estate portfolio.  We recently completed the sale and leaseback of our distribution center in the Knoxville, Tennessee area and believe that monetizing our manufacturing and distribution campus in Fayetteville, North Carolina through a similar sale-leaseback transaction would generate significant additional liquidity.

Results of Operations

Financial results included herein have been presented on a generally accepted accounting principles (“GAAP”) basis and, in certain limited instances, we have presented our financial results on a GAAP and non-GAAP (“adjusted”) basis, which is further described in the sections entitled “Non-GAAP Financial Measures.”

Net sales were $79.9 million in the first quarter of fiscal 2024 compared to the prior year first quarter net sales of $107.3 million.

Net sales in the Delta Group segment were $69.6 million in the first quarter of fiscal 2024 compared to $97.0 million in the prior year first quarter. Demand in the Delta Activewear business across its three go-to-market channels continued to be soft; however, in the Delta Direct channel, overall units sold were up 6%.

Net sales in the Salt Life Group segment for the first quarter of fiscal 2024 were $10.3 million and up slightly compared to prior year first quarter net sales. Salt Life’s year-over-year growth in its direct-to-consumer channels, including its branded retail stores and eCommerce website, was offset by softness in the wholesale channel.

Gross margins were 10.9% for the first quarter of fiscal 2024 compared to 12.7% in the prior year first quarter, and driven primarily by costs incurred in connection with production curtailments (collectively, “Production Curtailment Costs”).  Adjusting for these Production Curtailment Costs, first quarter gross margins were 12.6%.

Delta Group segment gross margins were 5.8% for the first quarter of fiscal 2024 compared to 8.0% in the prior year first quarter. Adjusting for the Production Curtailment Costs, gross margins were 8%.

Salt Life Group segment gross margins were 45.4% in the first quarter of fiscal 2024 compared to 57.0% in the prior year first quarter, with the decrease driven in large part from timing of receipts of inventory, which we expect to reverse in the second quarter.

Selling, general, and administrative expenses (“SG&A”) declined from $18.9 million in the prior year period to $18.6 million in the first quarter of fiscal 2024. SG&A as a percentage of sales increased over the prior year due primarily to higher audit and professional service fees as compared to the prior year.

Other income for the 2024 first fiscal quarter includes a $5.4 million gain on the sale of the Company’s Knoxville, Tennessee area facility. Other income in the prior year first quarter included a discrete gain of $2.5 million from the settlement of a commercial litigation matter.  Additionally, both periods include profits related to our Green Valley Industrial Park equity method investment.

Operating loss in the first quarter of fiscal 2024 was $4.9 million, or (6.2%) of sales, compared to the prior year first fiscal quarter’s operating loss of $2.6 million, or (2.4%) of sales. However, excluding the Production Curtailment Costs and the cost impacts of restructuring initiatives including the consolidation of our offshore manufacturing capacity within our more efficient Central American platform (collectively, “Restructuring Costs”), first quarter adjusted operating loss was $2.8 million, or (3.5%) of sales.

Delta Group segment operating income improved to $0.5 million in the first fiscal quarter of 2024 from operating income of $0.1 million in the prior year period. However, excluding the Production Curtailment Costs and Restructuring Costs, Delta Group segment adjusted operating income was $2.7 million, or 3.8% of sales.

The Salt Life Group segment experienced an operating loss of $2.1 million in the first fiscal quarter of 2024, or (20.6%) of sales, compared to prior year period net operating income of $0.3 million, or 2.5% of sales.

EBITDA for the first quarter was a loss of $1.3 million.  Adjusted for the Production Curtailment Costs and Restructuring Costs, first quarter EBITDA was positive at $853 thousand.  Delta Group segment EBITDA for the quarter was $3.5 million. Adjusted for the Production Curtailment and Restructuring Costs, Delta Group segment EBITDA was $5.7 million. Salt Life Group segment EBITDA was a loss of $1.6 million.

Net interest expense for the first quarters of fiscal year 2024 and 2023 was $3.6 million and $2.9 million, respectively. The increase in interest expense over the prior year period is primarily due to increased interest rates offset by lower borrowings.

Our effective tax rate on operations for the three-month period ended December 2023 was (0.1%). This compares to an effective tax rate of 35.0% for the same period in the prior year and 23.8% for the full fiscal year 2023. Changes in the mix of U.S. taxable income compared to profits and losses in tax-free or lower-tax jurisdictions drove this change in our effective tax rate as well as a valuation allowance recorded against current quarter net operating losses.

Net loss attributable to shareholders for the first fiscal quarter of 2024 was $8.5 million, or ($1.22) per share, compared to net loss of $3.6 million, or ($0.51) per share, in the prior year period. Excluding the Production Curtailment and Restructuring Costs, first quarter adjusted net loss was $6.6 million, or ($0.94) per diluted share.

Accounts receivable, net, were $32.3 million at December 2023, compared to $45.1 million as of September 2023. Days sales outstanding (“DSO”) as of December 2023 were 34 days compared to 46 days at September 2023.

Net inventory as of December 2023 was $196.3 million, a decrease of $16.0 million from September 2023. The inventory value is lower than the prior first quarter and fiscal year end as a result of lower input costs impacting materials, transportation and labor combined with a decrease in units on hand.

Total net debt, including capital lease financing and cash on hand, was $144.4 million at December 2023, a decrease of $20.9 million from September 2023 due to the Company’s effort to reduce working capital in the business. Cash on hand and availability under our U.S. revolving credit facility totaled $7.4 million at December 2023.

Non-GAAP Financial Measures

We provide all information required in accordance with U.S. GAAP, but we believe that evaluating our ongoing operating results may be difficult if limited to reviewing only U.S. GAAP financial measures. In an effort to provide investors with additional information regarding our results, we also provide non-GAAP information that management believes is useful to investors. We discuss gross margins, operating income and net income performance measures that are, for comparison purposes, adjusted to eliminate items or results stemming from discrete events. We also discuss earnings before interest, taxes, depreciation and amortization (“EBITDA”) and adjusted EBITDA. We do this because management uses these measures in evaluating our underlying performance on a consistent basis across periods. We also believe these measures are frequently used by securities analysts, investors and other interested parties in the evaluation of our ongoing performance. These non-GAAP measures have limitations as analytical tools, and securities analysts, investors and other interested parties should not consider any of these non-GAAP measures in isolation or as a substitute for analysis or our results as reported under U.S. GAAP. These non-GAAP measures may not be comparable to similarly titled measures used by other companies.

Reconciliation of GAAP gross margins to non-GAAP gross margins, GAAP operating income to non-GAAP operating income, GAAP net income to non-GAAP net income, GAAP net income to non-GAAP EBITDA, GAAP net income to non-GAAP adjusted EBITDA, and GAAP operating income to non-GAAP EBITDA and non-GAAP adjusted EBITDA are presented below. A description of the amounts excluded on a non-GAAP basis are provided in conjunction with the below information. Non-GAAP gross margin, non-GAAP operating income, non-GAAP net income, non-GAAP EBITDA, and non-GAAP adjusted EBITDA should be evaluated in light of the Company's financial statements prepared in accordance with GAAP.

Reconciliation of GAAP Measures Gross Margin, Operating Loss and Net Loss to Non-GAAP Measures Adjusted Gross Margin, Adjusted Operating (Loss) Income, and Adjusted Net Loss

Unaudited

(in thousands)

	Three Months Ended
	December 2023	December 2022

Gross Margin	$8,747	$13,623
Production Curtailment Costs (1)	1,348	3,370
Adjusted Gross Margin	$10,095	$16,993
Percent of Sales	12.6%	15.8%

Operating Loss	$(4,946)	$(2,626)
Production Curtailment Costs (1)	1,348	3,370
Restructuring Costs (2)	813	-
Adjusted Operating (Loss) Income	$(2,785)	$744

Net Loss	$(8,527)	$(3,565)
Production Curtailment Costs (1)	1,348	3,370
Restructuring Costs (2)	813	-
Tax Impact	(216)	(3,540)
Adjusted Net Loss	$(6,582)	$(3,735)

Reconciliation of GAAP Measures Delta Group Segment Gross Margin and Delta Group Segment Operating Income to Non-GAAP Measures Delta Group Segment Adjusted Gross Margin and Delta Group Segment Adjusted Operating Income

Unaudited

(in thousands)

	Three Months Ended
	December 2023	December 2022

Gross Margin	$4,058	$7,760
Production Curtailment Costs (1)	1,348	3,370
Adjusted Gross Margin	$5,406	$11,130
Percent of Sales	7.8%	11.5%

Operating Income	$492	$123
Production Curtailment Costs (1)	1,348	3,370
Restructuring Costs (2)	813	-
Adjusted Operating Income	$2,653	$3,493
Percent of Sales	3.8%	3.6%

Reconciliation of GAAP Measure Net Loss to Non-GAAP Measures Earnings Before Interest Taxes Depreciation and Amortization (“EBITDA”), Adjusted Net Loss and Adjusted EBITDA

Unaudited

(in thousands)

Three Months Ended
December 2023

Net Loss	$(8,527)
Interest Expense, Net	3,577
Provision For Income Taxes	10
Delta Group Segment Depreciation and Amortization	3,041
Salt Life Group Segment Depreciation and Amortization	534
Unallocated Depreciation and Amortization	57
EBITDA	$(1,308)

Production Curtailment Costs (1)	1,348
Restructuring Costs (2)	813
Tax Impact	(216)

Adjusted Net Loss	$(6,582)
Interest Expense, Net	3,577
Provision For Income Taxes	226
Delta Group Segment Depreciation and Amortization	3,041
Salt Life Group Segment Depreciation and Amortization	534
Unallocated Depreciation and Amortization	57
Adjusted EBITDA	$853

Reconciliation of GAAP Measure Delta Group Segment Operating Income to Non-GAAP Measures Delta Group Segment EBITDA, Adjusted Delta Group Segment Operating Income, and Adjusted Delta Group Segment EBITDA

Unaudited

(in thousands)

Three Months Ended
December 2023

Delta Group Segment Operating Income	$492
Delta Group Segment Depreciation and Amortization	3,041
Delta Group Segment EBITDA	$3,533

Production Curtailment Costs (1)	1,348
Restructuring Costs (2)	813

Adjusted Delta Group Segment Operating Income	$2,653
Delta Group Segment Depreciation and Amortization	3,041
Adjusted Delta Group Segment EBITDA	$5,694

Reconciliation of GAAP Measure Salt Life Group Segment Operating Loss to Non-GAAP Measure Salt Life Group Segment EBITDA

Unaudited

(in thousands)

Three Months Ended
December 2023

Salt Life Group Segment Operating Loss	$(2,130)
Salt Life Group Segment Depreciation and Amortization	534
Salt Life Group Segment EBITDA	$(1,596)

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

(2) Restructuring Costs consist of employee severance benefits paid in connection with the transition of our more expensive Mexico manufacturing capacity to our more efficient Central America manufacturing platform, employee severance benefits paid in connection with leadership restructuring, and additional cost items incurred from restructuring activities.

Liquidity and Capital Resources

We have funded our working capital requirements, capital expenditures, mergers, acquisitions and investments, restructuring activities, and stock repurchases from net cash provided by operating activities, borrowings under our credit facilities, and proceeds from the sale of property, plant and equipment removed from service, if any. See Note F - Debt to the Condensed Consolidated Financial Statements for detailed information regarding our debt.

Operating Cash Flows

Operating activities resulted in cash provided of $15.4 million for the three months ended December 2023 compared to net cash used in operations of $11.9 million for the same period in the prior year. The increase in operating cash flows for the three months ended December 2023 primarily relates to the Company’s increased collections from customers, focused efforts in reducing inventory and a gain on the sale of our Knoxville, Tennessee area facility. This was offset by decreased earnings in the business.

Investing Cash Flows

Cash provided by investing activities totaled $5.9 million for the three months ended December 2023 compared to $2.3 million in the same period in the prior year. The change in cash provided by investing activities was due to proceeds of $6.2 million from the sale of our Knoxville, Tennessee area facility slightly offset by capital expenditures.  The Company anticipates a reduction in capital expenditures for fiscal 2024.

Financing Activities

Financing activities resulted in $21.1 million in cash used for the three months ended December 2023 compared to cash provided by financing activities of $9.6 million in the same period in the prior year. Changes in both periods primarily related to net proceeds repayments of debt and debt drawdowns to fund our operating activities, working capital needs, and certain capital investments.

Future Liquidity and Capital Resources

See Note F – Debt to the Condensed Consolidated Financial Statements for discussion of our various financing arrangements, including the terms of our asset-based U.S. revolving credit facility.

Our asset-based U.S. revolving credit facility and cash flows from operations are intended to fund our day-to-day working capital needs and, along with capital lease financing arrangements, to fund our planned capital expenditures. However, any material deterioration in our results of operations may result in the loss of our ability to borrow under our U.S. revolving credit facility and to issue letters of credit to suppliers or may cause the borrowing availability under that facility to be insufficient for our needs. Availability under our credit facility is primarily a function of the levels of our accounts receivable and inventory. A significant deterioration in our accounts receivable or inventory levels could restrict our ability to borrow additional funds or service our indebtedness. Our availability at December 2023 was above the applicable minimum thresholds specified in our credit agreement, and we were in compliance with the applicable EBITDA covenant minimum thresholds.

Our current liquidity position raises substantial doubt as to our ability to continue as a going concern over the next 12 months and we believe we will need to raise capital or obtain other liquidity in the near future in order to have sufficient resources to fund our operations and meet the obligations specified in our Amended Credit Agreement for the next 12 months. There can be no assurance that we will be successful in raising the necessary capital or otherwise obtaining the necessary liquidity, that any such capital or liquidity will be available to us on terms acceptable to us, or at all, or that we will be successful in any of our other endeavors to become financially viable and continue as a going concern. Our inability to raise additional capital or obtain other liquidity on acceptable terms in the near future would have a material adverse effect on our business, prospects, results of operations, liquidity and financial condition. Furthermore, any decline in the market price of our common stock could make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate.

Our term loan and revolving credit facility in Honduras and our term loan in El Salvador allow the Company to finance both operations and capital expenses. Each of these loans are secured by a first-priority lien on the assets of our Honduran and El Salvador operations and is not guaranteed by our U.S. entities. The Honduran revolving credit facility permits us to re-borrow funds up to the amount repaid, subject to certain objective covenants. While we intend to re-borrow funds, subject to those covenants, we have classified the explicit repayment amounts included within the loan agreement as long-term if due more than a year after December 30, 2023.

Share Repurchase Program

We did not purchase any shares under our previously announced share repurchase program in the December 2023 quarter. The total amount repurchased during the life of the program is $56.4 million. At the end of the first quarter of fiscal 2024, we had $3.6 million of remaining repurchase capacity under our existing authorization.

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

A detailed discussion of critical accounting policies is contained in the Significant Accounting Policies included in Note 2 to the Audited Consolidated Financial Statements included in our Annual Report on Form 10-K for fiscal 2023, and there have been no changes in those policies since the filing of that Annual Report on Form 10-K with the SEC, except as disclosed in Note C—New Accounting Standards related to the adoption of the measurement of credit losses on financial instruments

Environmental and Other Regulatory Matters

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

Our management, with the participation of our Chief Executive Officer and principal accounting officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report (“the Evaluation Date”) and, based on their evaluation, our Chief Executive Officer and principal accounting officer have concluded that these controls and procedures were effective as of the Evaluation Date.

Changes in Internal Control Over Financial Reporting

There were no changes during the December 2023 quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

See Note M—Legal Proceedings, in Part I, Item 1, which is incorporated herein by reference.

Item 1A.	Risk Factors

Investing in our common stock involves risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10-Q, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our condensed consolidated financial statements and the accompanying notes and the information included elsewhere in this Quarterly Report on Form 10-Q as well as the information contained in our Annual Report on Form 10-K filed on December 28, 2023, including but not limited to the section therein entitled “Risk Factors”,  and our other public filings before deciding whether to invest in our common stock. These risks and uncertainties are not the only ones we face. Additional risks and uncertainties that we are unaware of or that we currently deem immaterial may also become important factors that adversely affect our business. If any of the following or above-referenced risks occur, our business, financial condition, operating results, and future prospects could be materially and adversely affected. In that event, the market price of our common stock could decline, and you could lose part or all of your investment.

Our future success depends in part on our ability to successfully implement our strategic plans and achieve our business strategies. We continue to focus on strategic initiatives designed to enhance our capabilities and liquidity, strengthen the foundation of our Company, and accelerate profitable growth across our business segments. For example, we are committed to exploring opportunities to monetize our manufacturing and distribution campus in Fayetteville, North Carolina through a sale-leaseback transaction and our Board of Directors recently concluded a thorough review of our strategic options for Salt Life business and decided to continue negotiations with a selected entity. There can be no assurance that these or other future strategic initiatives will be successful to the extent we expect, or at all. Additionally, we are investing resources in these initiatives and the costs of the initiatives may outweigh their benefits. If we miscalculate the resources we need to complete these strategic initiatives or fail to implement them effectively, our business, operating results and liquidity position could be adversely affected.

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

Our liquidity position has and may continue to prevent us from purchasing all of the yarn, dyes, chemicals and other production inputs required to supply our manufacturing facilities and allow them to run at the levels required to meet our business plans. When we operate our manufacturing facilities at below capacity levels and/or the levels required to meet our business plans, we can incur significant manufacturing variances due to lower fixed cost absorption rates that increase unit and other costs and lower our gross margins, causing a material adverse effect on our results of operations.  When we operate our manufacturing facilities below the levels required to meet our business plans or needs, we also may be unable to fulfill demand for our products, which negatively impacts our business and results of operations and can potentially damage our reputation and customer relationships.

If we experience disruptions or interruptions within any of our facilities, operations, or distribution networks, we may be unable to deliver our products to the market and may lose sales and customers. We own or lease manufacturing facilities in the United States, Honduras, El Salvador and Mexico (our Mexico leases will terminate in early 2024 in connection with our decision to close our sewing and screenprint operations there). We also own or lease distribution facilities located throughout the United States and maintain inventory at certain third-party locations. Any casualty or other circumstance that damages or destroys any of these material facilities or significantly limits their ability to function could have a material adverse effect on our business.  Similarly, any significant interruption in the operation of any of these facilities or our related sourcing and transportation logistics functions, whether within or outside of our control, may delay shipment of merchandise to our customers, potentially damaging our reputation and customer relationships and causing a loss of revenue. Moreover, in the event of a regional disruption where we manufacture our products, we may not be able to shift our operations to a different geographic region, and we may have to cease or curtail our operations in a selected area. This may cause us to lose sales and customers. The types of disruptions that may occur include foreign trade disruptions, import restrictions, labor disruptions, embargoes, government intervention, natural disasters, regional or global pandemics and political disruptions such as those referenced in the immediately preceding paragraph of this section as well as liquidity challenges that result in the inability to pay our suppliers. In addition, if we are unable to successfully coordinate the planning of inventory across these facilities and the related distribution activities, it could have a material adverse effect on our business, financial condition and results of operations.

If any of the third parties upon whom we rely to provide certain key equipment and services fails or refuses to satisfy their obligations to us in the future, we may suffer a disruption to our business. We rely on certain key equipment and services provided by various third parties, including logistics partners and equipment suppliers. For example, we rely on third parties to provide certain inbound and outbound transportation and delivery services and other third parties to provide us with key equipment to support our manufacturing and fulfillment platforms, including our DTG2Go digital platform. If any of these or other third parties fail or refuse to satisfy their obligations to us or does not provide properly functioning equipment or services to us in the future, we may suffer a disruption to our business or increased costs. Further, we may be unable to implement substitute arrangements on a timely and cost-effective basis on terms favorable to us.

Economic conditions may adversely impact demand for our products. The apparel industry is cyclical and dependent upon the overall level of demand for soft goods, which may or may not coincide with the overall level of discretionary consumer spending.  These levels of demand change as regional, domestic and international economic conditions change. These economic conditions include, but are not limited to, employment levels, energy costs, interest rates, tax rates, inflation, personal debt levels, and uncertainty about the future, with many of these factors outside of our control. Recent distress in global credit markets, rising interest rates, foreign exchange rate fluctuations, significant geopolitical conflicts, volatility in energy prices, constraints on the global supply chain, high inventory levels among retailers and their supply chains, and other factors continue to affect the global economy and the apparel industry and adversely impact demand for our products. In 2022 and 2023, the U.S. experienced significantly heightened inflationary pressures. We may not be able to fully mitigate the impact of inflation through price increases, productivity initiatives and cost savings, which could have a material adverse effect on our financial results. In addition, if the U.S. economy enters a recession, we may experience sales declines and may have to decrease prices, all of which could have a material adverse impact on our financial results. Historically, during recessionary periods, the demand for casual and activewear apparel has been strong and our business has performed well. However, there can be no assurances that this correlation will continue in future recessions. Sometimes, the timing of increases or decreases in consumer purchases of soft goods can differ from the timing of increases or decreases in the overall level of economic activity.

Weakening sales may require us to reduce manufacturing operations to match our output to demand or expected demand and reductions in our manufacturing operations may increase unit and other costs and lower our gross margins, causing a material adverse effect on our results of operations and liquidity position. For example, during fiscal year 2023 and the first quarter of our fiscal year 2024, we experienced significant reductions in demand across our Activewear business due to high inventory levels across the supply chain, including but not limited to channels serving mass retailers, and we made the decision to curtail our production levels to maintain balance with the declining demand. We incurred expenses in connection with our decision to reduce production that amounted to approximately $1.3 million in the first quarter of fiscal year 2024 and $8.0 million in excess cost during fiscal year 2023, with most of that cost driven by lower fixed cost absorption due to lower production volume and the payment of temporary unemployment benefits to idled employees at our offshore locations.

Operating losses could continue and we may be restricted in our ability to borrow under our revolving credit facility or service our indebtedness. We incurred operating losses in fiscal year 2023 as well as in the first quarter of our fiscal year 2024 and have financed our operations principally through borrowings under our U.S. asset-based revolving credit facility. Future profitability is difficult to predict with certainty given the current market environment and our liquidity position. Failure to achieve profitability could materially and adversely affect the value of our Company and our ability to effect additional financing. The success of our business depends on our ability to increase revenues to offset expenses and operate profitably. If we are unable to meet achieve our revenue targets and/or unable to reduce operating expenses, our business, financial condition and operating results will be materially adversely affected and we may incur additional operating losses.

Significant operating losses or significant uses of cash in our operations could cause us to default on our U.S. asset-based revolving credit facility. We rely on our credit facility, as well as on cash generated by our operations, to fund our working capital, capital expenditure and other operational needs, to make acquisitions, to fund repurchases under our share repurchase program and to pay dividends should we choose to do so in the future. Our working capital needs are generally greater in advance of the spring and summer selling seasons. Availability under our credit facility is primarily a function of the levels of our accounts receivable and inventory, as well as the uses of cash in our operations. A significant deterioration in our accounts receivable or inventory levels could restrict our ability to borrow additional funds or service our indebtedness. Cash on hand and availability under our U.S. revolving credit facility totaled $7.4 million at December 30, 2023. It is probable that we will not satisfy availability, EBITDA and/or other thresholds in our U.S. asset-based revolving credit facility. Moreover, if we fail to satisfy our minimum availability threshold, we would be required to maintain the minimum fixed charge coverage ration (FCCR) specified in our credit agreement, which we may not be able to maintain. The covenants in our credit facility include, among other things, limitations on asset sales, consolidations, mergers, liens, indebtedness, loans, investments, guaranties, acquisitions, dividends, stock repurchases, and transactions with affiliates as well as requirements to complete transactions related to certain assets. Currently, the Company projects that a covenant violation of the credit facility is probable of occurring within the second quarter, which may lead to an event of default. If an event of default under our credit facility occurred or became imminent, we may request our credit agreement lenders to provide a waiver. If we were unsuccessful in that endeavor, we could explore alternative sources of capital, whether debt or equity, which would likely be more expensive than the costs we incur under our credit facility and may not be available. If we were unable to cure an un-waived event of default under our credit facility, we would be unable to borrow additional amounts under the facility, we could be unable to fund our working capital and capital expenditure needs, make acquisitions, fund share repurchases or pay dividends, and our lenders thereunder could accelerate our obligations under the agreement and foreclose on our assets subject to the liens in their favor. This circumstance would have a material adverse effect on our business, prospects, results of operations, liquidity and financial condition.

Our financial statements have been prepared assuming a going concern. Our financial statements as of December 30, 2023, were prepared under the assumption that we will continue as a going concern for the next 12 months from the date of issuance of these financial statements; however, there is substantial doubt regarding our ability to continue as a going concern for such period. We believe we will need to raise capital or obtain other liquidity in the near future to have sufficient resources to fund our operations and meet the obligations specified in our U.S. asset-based credit facility for the next 12 months. There can be no assurance, however, that we will be successful in raising the necessary capital or otherwise obtaining the necessary liquidity, that any such capital or liquidity will be available to us on terms acceptable to us, or at all, or that we will be successful in any of our other endeavors to become financially viable and continue as a going concern. Our inability to raise additional capital or obtain other liquidity on acceptable terms in the near future would have a material adverse effect on our business, prospects, results of operations, liquidity and financial condition. Furthermore, any decline in the market price of our common stock could make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate.

We may be subject to the impairment of acquired intangible assets. When we acquire a business, a portion of the purchase price of the acquisition may be allocated to goodwill and other identifiable intangible assets. The amount of the purchase price that is allocated to goodwill is determined by the excess of the purchase price over the net identifiable assets acquired. At December 2023 and September 2023, our goodwill and other intangible assets were approximately $49.8 million and $50.4 million, respectively. We conduct an annual review, and more frequent reviews if events or circumstances dictate, to determine whether goodwill is impaired. We also determine whether impairment indicators are present related to our identifiable intangible assets. If we determine that goodwill or intangible assets are impaired, we would be required to write down the value of these assets. We completed our annual impairment test of goodwill on the first day of our third fiscal quarter of fiscal year 2023 and concluded that there was no indication of impairment.  However, based upon the subsequent operating results and projections for our DTG2Go business, during our fourth fiscal quarter we concluded that the goodwill associated with that business was impaired. Due to this impairment, we recorded an impairment charge of $9.2 million in fiscal year 2023.

At December 2023, we concluded based on the assessment performed that there was no additional indication of impairment on the goodwill to be recorded on our financial statements. We also concluded that there were no additional indicators of impairment related to our intangible assets. There can, however, be no assurance that we will not be required to take an impairment charge in the future, which could have a material adverse effect on our results of operations.

The market price of our shares may be highly volatile, and the stock market in general can be highly volatile.  Fluctuations in our stock price may be influenced by, among other things, general economic and market conditions, conditions or trends in our industry or our business, our financial and liquidity position, and results of operations, changes in the market valuations of other apparel companies, announcements by us or our competitors of significant acquisitions, strategic partnerships or other strategic initiatives, and trading volumes. Many of these factors are beyond our control but may cause the market price of our common stock to decline, regardless of our operating performance.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) Repurchases of Common Stock

See Note N—Repurchase of Common Stock, Part I, in Item 1, which is incorporated herein by reference.

Item 5.	Other Information

During the first quarter of fiscal 2024, none of our directors or Section 16 officers adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408(a) of Regulation S-K).

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

DELTA APPAREL, INC. (Registrant)

Date	February 13, 2024	By:	/s/ Nancy P. Bubanich
Nancy P. Bubanich Chief Accounting Officer