Form 10-Q
period 2024-03-30
DELTA APPAREL, INC
filed 2024-05-09
CIK 1101396

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2024

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

As of May 7, 2024, there were outstanding 7,051,153 shares of the registrant’s common stock, par value of $0.01 per share, which is the only class of outstanding common or voting stock of the registrant.

Cautionary Note Regarding Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by or on behalf of the Company. We may from time to time make written or oral statements that are “forward-looking,” including statements contained in this report and other filings with the SEC, in our press releases, and in other reports to our shareholders. All statements, other than statements of historical fact, which address activities, events or developments that we expect or anticipate will or may occur in the future are forward-looking statements, including statements about our ability to continue as a going concern, our ongoing discussions with our lenders regarding non-compliance with covenant requirements under our U.S. revolving credit facility, and the potential to seek relief under applicable bankruptcy laws. The words “plan,” “estimate,” “project,” “forecast,” “outlook,” “anticipate,” “expect,” “intend,” “remain,” “seek,” “believe,” “may,” “should” and similar expressions, and discussions of strategy or intentions, are intended to identify forward-looking statements.

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

Delta Apparel, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Amounts in thousands, except share amounts and per share data)

(Unaudited)

	March 2024	September 2023
Assets
Cash and cash equivalents	$705	$187
Accounts receivable, less allowances of $115 and $119, respectively	35,206	45,130
Other receivables	562	1,350
Income tax receivable	1,365	1,388
Inventories, net	156,894	212,365
Prepaid expenses and other current assets	3,298	2,542
Total current assets	198,030	262,962

Property, plant and equipment, net	59,741	65,611
Goodwill	19,917	28,697
Intangibles, net	20,556	21,694
Deferred income taxes	-	7,822
Operating lease assets	54,534	55,464
Equity method investment	10,052	10,082
Other assets	3,069	2,906
Total assets	$365,899	$455,238

Liabilities and Equity
Liabilities:
Accounts payable	$58,306	$62,085
Accrued expenses	16,395	18,236
Income taxes payable	869	710
Current portion of finance leases	7,880	8,442
Current portion of operating leases	9,886	9,124
Current portion of long-term debt	103,026	16,567
Total current liabilities	196,362	115,164

Long-term income taxes payable	1,184	2,131
Long-term finance leases	10,250	14,029
Long-term operating leases	45,837	47,254
Long-term debt	5,757	126,465
Deferred income taxes	559	-
Total liabilities	$259,949	$305,043

Shareholder's equity:
Preferred stock - $0.01 par value, 2,000,000 shares authorized, none issued and outstanding	-	-
Common stock - $0.01 par value, 15,000,000 authorized, 9,646,972 shares issued, and 7,051,153 and 7,001,020 shares outstanding as of March 2024 and September 2023, respectively	96	96
Additional paid-in capital	60,916	61,315
Retained earnings	88,566	133,387
Accumulated other comprehensive income	-	-
Treasury stock - 2,595,819 and 2,645,952 shares as of March 2024 and September 2023, respectively	(42,909)	(43,896)
Equity attributable to Delta Apparel, Inc.	106,669	150,902
Equity attributable to non-controlling interest	(719)	(707)
Total equity	105,950	150,195
Total liabilities and equity	$365,899	$455,238

See accompanying Notes to Condensed Consolidated Financial Statements.

Delta Apparel, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	March 2024	March 2023	March 2024	March 2023

Net sales	$78,936	$110,335	$158,869	$217,630
Cost of goods sold	75,580	94,126	146,767	187,798
Gross profit	3,356	16,209	12,102	29,832

Selling, general and administrative expenses	17,961	19,298	36,576	38,168
Loss on impairment of goodwill	8,780	-	8,780	-
Other loss (income), net	1,051	2,265	(3,870)	(356)
Operating loss	(24,436)	(5,354)	(29,384)	(7,980)

Interest expense, net	3,471	3,723	7,047	6,613
Loss before benefit from income taxes	(27,907)	(9,077)	(36,431)	(14,593)
Provision for (benefit from) income taxes	8,393	(2,079)	8,403	(3,996)
Consolidated net loss	$(36,300)	$(6,998)	(44,834)	(10,597)
Net loss attributable to non-controlling interest	(6)	(6)	(12)	(40)
Net loss attributable to shareholders	$(36,294)	$(6,992)	$(44,822)	$(10,557)

Basic loss per share	$(5.15)	$(1.00)	$(6.38)	$(1.51)
Diluted loss per share	$(5.15)	$(1.00)	$(6.38)	$(1.51)

Weighted average number of shares outstanding	7,051	7,001	7,027	6,978
Dilutive effect of stock awards	-	-	-	-
Weighted average number of shares assuming dilution	7,051	7,001	7,027	6,978

See accompanying Notes to Condensed Consolidated Financial Statements.

Delta Apparel, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Loss

(Amounts in thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	March 2024	March 2023	March 2024	March 2023

Net loss attributable to shareholders	$(36,294)	$(6,992)	$(44,822)	$(10,557)
Other comprehensive (loss) income related to unrealized (loss) gain on derivatives, net of income tax	-	(30)	-	39
Consolidated comprehensive loss	$(36,294)	$(7,022)	$(44,822)	$(10,518)

See accompanying Notes to Condensed Consolidated Financial Statements.

Delta Apparel, Inc. and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity

(Amounts in thousands, except share amounts)

(Unaudited)

					Accumulated
			Additional		Other			Non-
	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Controlling
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Interest	Total
Balance as of September 2023	9,646,972	$96	$61,315	$133,387	$-	2,645,952	$(43,896)	$(707)	$150,195

Net loss	-	-	-	(8,527)	-	-	-	-	(8,527)
Net loss attributable to non-controlling interest	-	-	-	-	-	-	-	(6)	(6)
Vested stock awards	-	-	(1,112)	-	-	(50,133)	987	-	(125)
Stock based compensation	-	-	440	-	-	-	-	-	440
Balance as of December 2023	9,646,972	$96	$60,643	$124,860	$-	2,595,819	$(42,909)	$(713)	$141,977

Net loss	-	-	-	(36,294)	-	-	-	-	(36,294)
Net loss attributable to non-controlling interest	-	-	-	-	-	-	-	(6)	(6)
Stock based compensation	-	-	273	-	-	-	-	-	273
Balance as of March 2024	9,646,972	$96	$60,916	$88,566	$-	2,595,819	$(42,909)	$(719)	$105,950

					Accumulated
			Additional		Other			Non-
	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Controlling
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Interest	Total
Balance as of September 2022	9,646,972	$96	$61,961	$166,600	$141	2,731,309	$(45,420)	$(656)	$182,722

Net loss	-	-	-	(3,565)	-	-	-	-	(3,565)
Other comprehensive income	-	-	-	-	69	-	-	-	69
Net loss attributable to non-controlling interest	-	-	-	-	-	-	-	(34)	(34)
Vested stock awards	-	-	(2,067)	-	-	(85,357)	1,524	-	(543)
Stock based compensation	-	-	665	-	-	-	-	-	665
Balance as of December 2022	9,646,972	$96	$60,559	$163,035	$210	2,645,952	$(43,896)	$(690)	$179,314

Net income	-	-	-	(6,992)	-	-	-	-	(6,992)
Other comprehensive income	-	-	-	-	(30)	-	-	-	(30)
Net loss attributable to non-controlling interest	-	-	-	-	-	-	-	(6)	(6)
Stock based compensation	-	-	353	-	-	-	-	-	353
Balance as of March 2023	9,646,972	$96	$60,912	$156,043	$180	2,645,952	$(43,896)	$(696)	$172,639

See accompanying Notes to Condensed Consolidated Financial Statements.

Delta Apparel, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	Six Months Ended
	March 2024	March 2023
Operating activities:
Consolidated net loss	$(44,834)	$(10,597)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	7,153	7,642
Amortization of deferred financing fees	278	268
Provision for (benefit from) deferred income taxes	8,381	(3,986)
Change in inventory market reserves	(712)	(3,540)
Non-cash stock compensation	713	1,018
Gain on sale of property, plant and equipment	(5,321)	-
Loss on disposal of equipment	-	69
Loss on impairment of equipment	-	860
Loss on impairment of goodwill	8,780	-
Other, net	(621)	(390)
Changes in operating assets and liabilities:	-
Accounts receivable	10,712	6,472
Inventories, net	56,183	8,911
Prepaid expenses and other current assets	(360)	(1,609)
Other non-current assets	457	2,019
Accounts payable	(3,149)	(17,657)
Accrued expenses	(1,481)	(8,659)
Net operating lease liabilities	276	169
Income taxes	(765)	(129)
Net cash provided by (used in) operating activities	35,690	(19,139)
Investing activities:
Purchases of property and equipment, net	(1,723)	(2,495)
Proceeds from equipment under finance leases	-	4,417
Proceeds from the sale of property, plant and equipment	6,286	-
Net cash provided by investing activities	4,563	1,922
Financing activities:
Proceeds from long-term debt	147,339	254,103
Repayment of long-term debt	(181,588)	(231,476)
Repayment of capital financing	(4,342)	(4,543)
Payment of deferred financing costs	(660)	-
Payment of withholding taxes on stock awards	(484)	(542)
Net cash (used in) provided by financing activities	(39,735)	17,542
Net increase in cash and cash equivalents	518	325
Cash and cash equivalents at beginning of period	187	300
Cash and cash equivalents at end of period	$705	$625

Supplemental cash flow information
Cash paid during the period for interest	$6,728	$6,663

See accompanying Notes to Condensed Consolidated Financial Statements.

Delta Apparel, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note A— Description of Business and Basis of Presentation

Delta Apparel, Inc. (collectively with DTG2Go, LLC; Salt Life, LLC; M.J. Soffe, LLC; and other subsidiaries, “Delta Apparel,” “we,” “us,” “our,” or “the Company”) is a vertically integrated, international apparel company with approximately 6,000 employees worldwide. We design, manufacture, source, and market a diverse portfolio of core activewear and lifestyle apparel products under our primary brands of Salt Life®, Soffe®, and Delta. We are a market leader in the on-demand, digital print and fulfillment industry, bringing DTG2Go’s proprietary technology and innovation to our customers’ supply chains. We specialize in selling casual and athletic products through a variety of distribution channels and tiers, including outdoor and sporting goods retailers, independent and specialty stores, better department stores and mid-tier retailers, mass merchants, eRetailers, and through our business-to-business digital platform. Our products are also made available direct-to-consumer on our ecommerce sites and in our branded retail stores. Our diversified go-to-market strategy allows us to capitalize on our strengths to provide our activewear and lifestyle apparel products to a broad and evolving customer base whose shopping preferences may span multiple retail channels.

We design and internally manufacture the majority of our products, with more than 90% of the apparel units that we sell sewn in our own facilities. This allows us to offer a high degree of consistency and quality, leverage scale efficiencies, and react quickly to changes in trends within the marketplace. We have manufacturing operations located in the United States, El Salvador and Honduras (our Mexico operations ceased in the second quarter of our 2024 fiscal year in connection with our decision to close our sewing and screenprint facilitiess there), and we may use domestic and foreign contractors as additional sources of production. Our distribution facilities are strategically located throughout the United States to better serve our customers with same-day shipping on our catalog products and weekly replenishments to retailers.

We were incorporated in Georgia in 1999, and our headquarters is located in Duluth, Georgia. Our common stock trades on the NYSE American stock exchange under the symbol “DLA.” We operate on a 52- or 53-week fiscal year ending on the Saturday closest to September 30. Our 2024 fiscal year is a 52-week year and will end on September 28, 2024 (“fiscal 2024”). Accordingly, this Quarterly Report on Form 10-Q presents our results for our second quarter of fiscal 2024. Our 2023 fiscal year was a 52-week year and ended on September 30, 2023 (“fiscal 2023”).

For presentation purposes herein, all references to period ended relate to the following fiscal years and dates:

Period Ended	Fiscal Year	Date Ended
December 2022	Fiscal 2023	December 31, 2022
March 2023	Fiscal 2023	April 1, 2023
June 2023	Fiscal 2023	July 1, 2023
September 2023	Fiscal 2023	September 30, 2023
December 2023	Fiscal 2024	December 30, 2023
March 2024	Fiscal 2024	March 30, 2024

We prepared the accompanying interim Condensed Consolidated Financial Statements in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. We believe these Condensed Consolidated Financial Statements include all normal recurring adjustments considered necessary for a fair presentation. Operating results for the initial three-month and six-month periods of each of our fiscal years are not necessarily indicative of the results that may be expected for our full fiscal year. Although our various product lines are sold on a year-round basis, the demand for specific products or styles reflects some seasonality. By diversifying our product lines and go-to-market strategies over the years, we have reduced the overall seasonality of our business. Consumer demand for apparel is cyclical and dependent upon the overall level of demand for soft goods, which may or may not coincide with the overall level of discretionary consumer spending. These levels of demand change as regional, domestic and international economic conditions change. Therefore, the distribution of sales by quarter in fiscal 2024  may not be indicative of the distribution in future years. These Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and footnotes included in our Annual Report on Form 10-K for our fiscal 2023, filed with the United States Securities and Exchange Commission (“SEC”).

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

We apply the equity method of accounting for our investment in 31% of the outstanding capital stock of a Honduran company that owns and operates the industrial park where our Ceiba Textiles manufacturing facility is located. During the six months ended March 2024 and March 2023, we received dividends from this investment of $0.6 million and $1.2 million, respectively. Our Ceiba Textiles manufacturing facility is leased under an operating lease arrangement with this Honduran company. During the six months ended March 2024 and March 2023, we paid approximately $0.9 million in rent under this arrangement.

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

Going Concern

In January 2024, we were notified by certain of our suppliers that they would no longer allow extended credit in amounts or terms to the extent previously allowed and our ability to obtain raw materials from other suppliers became more limited. As such, we have since been unable to purchase quantities of production inputs necessary to allow our manufacturing facilities to run at the levels required to meet our business plans. One or more of the financial covenants contained in our U.S. revolving credit facility required our financial results to improve at a rate faster than we experienced during the second quarter and at a faster rate than we expect to experience over the next 12 months. As a result, the Company became non-compliant during the second quarter, and continues to be non-compliant, with one or more of the financial covenants in our U.S. revolving credit facility, which constitutes a breach of that agreement and an event of default. Such default allows the lenders under that credit facility to declare the principal and all other amounts owed to be immediately due and payable, but our lenders have elected not to do so to date. Thus, the debt under our U.S. revolving credit facility is classified as current. In the event that the lenders do call such debt during the next 12 months as the result of a covenant breach, the Company does not forecast to have the readily available funds to repay the debt, which raises substantial doubt about the Company’s ability to continue as a going concern within one year after the issuance date of the second quarter fiscal 2024 Condensed Consolidated Financial Statements. The Company has been and continues to be in communication with its lenders about its non-compliance and potential options to address concerns related to meeting the covenant requirements in our U.S. revolving credit facility over the next 12 months. Management cannot, however, predict the results of such communications and related negotiations. If the Company is not able to address such concerns, it may seek relief under applicable bankruptcy laws.

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

Note D—Revenue Recognition

Our Condensed Consolidated Statements of Operations include revenue streams from retail sales at our branded retail stores; direct-to-consumer ecommerce sales on our consumer-facing websites; and sales from wholesale channels, which include our business-to-business ecommerce and DTG2Go sales. The table below identifies the amount and percentage of net sales by distribution channel (in thousands):

	Three Months Ended
	March 2024		March 2023
Retail	$3,729	5%	$3,156	3%
Direct-to-consumer ecommerce	1,392	1%	1,163	1%
Wholesale	73,815	94%	106,016	96%
Net sales	$78,936	100%	$110,335	100%

	Six Months Ended
	March 2024		March 2023
Retail	$7,895	5%	$6,611	3%
Direct-to-consumer ecommerce	2,840	2%	2,672	1%
Wholesale	148,134	93%	208,347	96%
Net sales	$158,869	100%	$217,630	100%

The table below provides net sales by reportable segment and the percentage of net sales by distribution channel for each reportable segment (in thousands):

	Three Months Ended March 2024
	Net Sales	Retail	Direct-to-consumer ecommerce	Wholesale
Delta Group	$63,401	0.0%	0.2%	99.8%
Salt Life Group	15,535	23.9%	8.1%	68.0%
Total	$78,936

	Three Months Ended March 2023
	Net Sales	Retail	Direct-to-consumer ecommerce	Wholesale
Delta Group	$91,344	0.0%	0.2%	99.8%
Salt Life Group	18,991	16.5%	5.1%	78.4%
Total	$110,335

	Six Months Ended March 2024
	Net Sales	Retail	Direct-to-consumer ecommerce	Wholesale
Delta Group	$133,004	0.0%	0.2%	99.8%
Salt Life Group	25,865	30.4%	10.0%	59.6%
Total	$158,869

	Six Months Ended March 2023
	Net Sales	Retail	Direct-to-consumer ecommerce	Wholesale
Delta Group	$188,354	0.1%	0.2%	99.7%
Salt Life Group	29,276	22.3%	7.8%	69.9%
Total	$217,630

Note E—Inventories

Inventories, net of reserves of $15.1 million and $15.8 million as of March 2024 and September 2023, respectively, consisted of the following (in thousands):

	March 2024	September 2023
Raw materials	$13,181	$20,262
Work in process	8,673	17,695
Finished goods	135,040	174,408
	$156,894	$212,365

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

On December 27, 2023, the Borrowers entered into a Thirteenth Amendment to the Agreement with the Agent and other lenders set forth therein (the “Thirteenth Amendment”). The definitions of capitalized terms, if not so defined herein, may be found in the Agreement or the Thirteenth Amendment. The Thirteenth Amendment (i) modifies the Availability Block such that (a) on and after the Ninth Amendment Date through and including April 1, 2023, it shall be $7,500,000, (b) on and after April 2, 2023 through and including June 4, 2023, it shall be $9,000,000, (c) on and after June 5, 2023 through and including December 4, 2023, it shall be $10,000,000, (d) on and after December 5, 2023 through and including January 18, 2024, it shall be $7,000,000, (d) on and after January 19, 2024 through and including and February 15, 2024, it shall be $8,500,000, and (e) on and after February 16, 2024 and at all times thereafter, it shall be $10,000,000; (ii) requires that, commencing with the fiscal month ending June 29, 2024, the Company must maintain a Fixed Charge Coverage Ratio for the immediately preceding 12 consecutive fiscal months of not less than 1.00 to 1.00 if (a) Availability is less than $17,500,000 or (b) a Default or Event of Default exists; and (iii) requires that Borrowers maintain specified minimum EBITDA levels measured on a cumulative month-to-date basis through the end of the fiscal month ending March 2, 2024, and for trailing three-month periods starting March 30, 2024. The Thirteenth Amendment also, among other things, removes the requirement that certain real estate transactions be consummated and also removes the occurrence of an Event of Default in the event such transactions are not consummated by certain dates. As of March 2024, we were not in compliance with the applicable minimum EBITDA level for the month-to-date requirement.

At March 2024, the Amended Credit Agreement allowed us to borrow up to $150 million (subject to borrowing base limitations), including a maximum of $25 million in letters of credit. Provided that no event of default exists, we have the option to increase the maximum credit to $200 million (subject to borrowing base limitations), conditioned upon the Administrative Agent’s ability to secure additional commitments and customary closing conditions. The Amended Credit Agreement contains a “springing” lockbox arrangement (as defined in ASC 470, Debt) whereby remittances from customers will be forwarded to our general bank account and will not reduce the outstanding debt until and unless a specified event or an event of default occurs. The Company became non-compliant during the second quarter, and continues to be non-compliant, with one or more of the financial covenants in our U.S. revolving credit facility, which constitutes a breach of that agreement and an event of default. Such default allows the lenders under that credit facility to declare the principal and all other amounts owed to be immediately due and payable, but our lenders have elected not to do so to date. Thus, the debt under our U.S. revolving credit facility is classified as current.

At March 2024, we had $95.8 million outstanding under the Amended Credit Agreement at an average interest rate of 9.1%. Our cash on hand combined with the availability under the Amended Credit Agreement totaled $11.8 million (subject to minimum availability thresholds as referred to above).

Proceeds of the loans made pursuant to the Amended Credit Agreement may be used for permitted acquisitions (as defined in the Amended Credit Agreement), general operating expenses, working capital, other corporate purposes, and to finance credit facility fees and expenses. Pursuant to the terms of the Amended Credit Agreement, we are allowed to make cash dividends and stock repurchases if (i) as of the date of the payment or repurchase and after giving effect to the payment or repurchase, we have availability on that date of not less than 15% of the lesser of the borrowing base or the commitment, and average availability for the 30-day period immediately preceding that date of not less than 15% of the lesser of the borrowing base or the commitment; and (ii) the aggregate amount of dividends and stock repurchases after May 10, 2016, does not exceed $10 million plus 50% of our cumulative net income (as defined in the Amended Credit Agreement) from the first day of the third quarter of fiscal year 2016 to the date of determination. Notwithstanding the foregoing, the Amended Credit Agreement currently restricts us from making cash dividends or stock repurchases until the date upon which (a) our availability (as defined in the Amended Credit Agreement) and (b) our average availability (as defined in the Amended Credit Agreement) for the immediately preceding 30 consecutive days, is equal to or more than the greater of (i) 17.50% of the lesser of (a) our borrowing base (as defined in the Amended Credit Agreement) or (b) the maximum revolver amount (as defined in the Amended Credit Agreement) and (ii) $25,000,000 and upon which we provide certification that (x) our FCCR is equal to or greater than 1.00:1.00 for the trailing 12-month period and (y) as of such date, no default (as defined in the Amended Credit Agreement) or event of default exists. For purposes of this definition, availability and average availability will be calculated (x) after giving effect to the Availability Block (as defined in the Amended Credit Agreement) and (y) without giving effect to the application of the net cash proceeds from certain sale-leaseback transactions. Absent the restrictions referenced in the preceding two sentences, at March 2024, and September 2023, there was $0.0 million and $8.3 million, respectively, of retained earnings free of restrictions to make cash dividends or stock repurchases.

Honduran Debt

Since March 2011, we have entered into term loans and a revolving credit facility with Banco Ficohsa, a Honduran bank, to finance both the operations and capital expansion of our Honduran facilities. In December 2020, we entered into a new term loan and revolving credit facility with Banco Ficohsa, both with five-year terms, and simultaneously settled the prior term loans and revolving credit facility with outstanding balances at the time of settlement of $1.1 million and $9.5 million, respectively. In May 2022, we entered into a new term loan with a five-year term with a principal amount of $3.7 million. Each of these loans are secured by a first-priority lien on the assets of our Honduran operations and are not guaranteed by our U.S. entities. These loans are denominated in U.S. dollars, and the carrying value of the debt approximates its fair value. The revolving credit facility permits us to re-borrow funds up to the amount repaid, subject to certain objective covenants. While we intend to re-borrow funds, subject to those covenants, consistent with ASC 470 we have classified the explicit repayment amounts included within the loan agreement as long-term if due more than a year after March 30, 2024. Therefore, we have classified $7.0 million as short-term and $5.7 million as long-term.

El Salvador Debt

In September 2022 we entered into a new term loan with a five-year term with a principal amount of $3.0 million with Banco Ficohsa, a Panamanian bank, to finance our El Salvador operations. This loan is secured by a first-priority lien on the assets of our El Salvador operations and is not guaranteed by our U.S. entities. The loan is denominated in U.S. dollars, and the carrying value of the debt approximates its fair value. Information about this loan and the outstanding balance as of March 2024 are listed as part of the long-term debt schedule below.

Additional information about these loans and the outstanding balances and interest rates as of March 2024 is as follows (in thousands):

March 2024
Revolving credit facility with Banco Ficohsa, a Honduran bank, with interest at 9.0%, due August 2025	$4,156
Term loan with Banco Ficohsa, a Honduran bank, interest at 9.0%, quarterly installments which began September 2021 and are due through December 2025.	3,551
Term loan with Banco Ficohsa, a Honduran bank, interest at 8.75%, quarterly installments which began March 2023 and are due through May 2027.	2,760
Term loan with Banco Ficohsa, a Panamanian bank, interest at the prevailing market rate within the Panamanian Banking Market (interest at 9.8% on March 2024), monthly installments which began October 2022 and are due through August 2027.	2,251

Note G—Selling, General and Administrative Expense

We include in selling, general and administrative (“SG&A”) expenses the costs incurred subsequent to the receipt of finished goods at our distribution facilities, such as the cost of stocking, warehousing, picking, packing, and shipping goods for delivery to our customers. Distribution costs included in SG&A expenses totaled $5.2 million and $5.7 million for the March 2024 and March 2023 quarters, respectively. For the six-month periods ended March 2024 and 2023, distribution costs included in SG&A expenses were $10.1 million and $11.2 million, respectively. In addition, SG&A expenses include costs related to sales associates, administrative personnel, advertising and marketing expenses, retail store build-outs, and other general and administrative expenses.

Note H—Stock-Based Compensation

On February 6, 2020, our shareholders approved the Delta Apparel, Inc. 2020 Stock Plan (“2020 Stock Plan”) to replace the 2010 Stock Plan, which was previously re-approved by our shareholders on February 4, 2015, and was scheduled to expire by its terms on September 14, 2020. The purpose of the 2020 Stock Plan is to continue to give our Board of Directors and its Compensation Committee the ability to offer a variety of compensatory awards designed to enhance the Company’s long-term success by encouraging stock ownership among its executives, key employees and directors. Under the 2020 Stock Plan, the Compensation Committee of our Board of Directors has the authority to determine the employees and directors to whom awards may be granted, and the size and type of each award and manner in which such awards will vest. The awards available under the plan consist of stock options, stock appreciation rights, restricted stock, restricted stock units, performance stock, stock performance units, and other stock and cash awards. While employed by the Company or serving as a director, unvested awards become fully vested under certain circumstances as defined in the 2020 Stock Plan. Such circumstances include, but are not limited to, the participant’s death or disability. The Compensation Committee is authorized to establish the terms and conditions of awards granted under the 2020 Stock Plan, to establish, amend and rescind any rules and regulations relating to the 2020 Stock Plan, and to make any other determinations that it deems necessary. Similar to the 2010 Stock Plan, the 2020 Stock Plan limits the number of shares that may be covered by awards to any participant in a given calendar year and also limits the aggregate awards of restricted stock, restricted stock units and performance stock granted in a given calendar year. Shares are generally issued from treasury stock upon the vesting of the restricted stock units, performance units or other awards under the 2020 Stock Plan. On August 2, 2023, our Board of Directors, upon the recommendation of its Compensation Committee, approved a Declaration of Amendment to the 2020 Stock Plan that requires that all equity awards granted under the 2020 Stock Plan after August 2, 2023, contain a “double trigger” vesting provision such that vesting will require both a change-in-control and an additional event such as termination or other adverse employment action.

Compensation expense is recorded within SG&A in our Condensed Consolidated Statements of Operations over the vesting periods. During the March 2024 and March 2023 quarters, we recognized $0.1 million and 0.4 million, respectively, in stock-based compensation expense. For the six-month periods ended March 2024 and March 2023, we recognized $0.7 million and $1.0 million, respectively, in stock-based compensation expense. Associated with the compensation cost are income tax benefits recognized of $33 thousand and $0.2 million, respectively, for each of the three months ended March 2024 and March 2023. Income tax benefits of $0.2 million and $0.3 million, respectively, were recognized for each of the six months ended March 2024 and March 2023.

During the December 2023 quarter, restricted stock units representing 70,150 shares of our common stock were issued and are scheduled to vest with the filing of our Annual Report on Form 10-K for the fiscal year ended September 2025. Of these restricted stock units, one-half are payable in common stock and one-half are payable in cash. There were no restricted stock units issued during the March 2024 quarter.

During the December 2023 quarter, performance stock units representing 70,150 shares of our common stock were issued and are scheduled to vest with the filing of our Annual Report on Form 10-K for the fiscal year ended September 2025. Of these performance stock units, one-half are payable in common stock and one-half are payable in cash. There were no performance stock units issued during the March 2024 quarter.

During the December 2023 quarter, restricted stock units representing 67,063 shares of our common stock vested with the filing of our Annual Report on Form 10-K for fiscal 2023 and were issued in accordance with their respective agreements. Of these vested awards, all were payable in common stock. There were no restricted stock units issued in the March 2024 quarter.

During the December 2023 quarter, performance stock units representing 34,812 shares of our common stock were forfeited due to the Company’s failure to meet certain threshold requirements. During the March 2024 quarter, restricted stock units representing 1,200 shares of our common stock and performance stock units representing 1,200 shares of our common stock were forfeited due to employee resignation.

As of March 2024, there was $1.0 million of total unrecognized compensation cost related to unvested awards granted under the 2020 Stock Plan. This cost is expected to be recognized over a period of 1.7 years.

Note I—Purchase Contracts

We have entered into agreements, and have fixed prices, to purchase yarn, finished fabric, and finished apparel and headwear products. At March 2024, minimum payments under these contracts were as follows (in thousands):

Yarn	$13,361
Finished fabric	2,905
Finished products	8,779
Total inventories, net	$25,045

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

Delta Activewear is a preferred supplier of activewear apparel to direct-to-retail and wholesale markets. In connection with an ongoing review of its Delta Activewear business, the Company recently decided to reduce the scope and complexity of that business and allocate available capital and resources to only two of its three primary customer channels. Delta Activewear will no longer emphasize the Global Brands channel and instead re-organize around two key customer channels – Delta Direct and Retail Direct – that are distinct in their go-to-market strategies and how their respective customer bases source their various apparel needs. Our Delta Direct channel services the screen print, promotional, and eRetailer markets as well as retail licensing customers that sell through to many mid-tier and mass market retailers. Delta Direct products include a broad portfolio of apparel and accessories under the Delta, Delta Platinum, and Soffe brands. Our fashion basics line includes our Platinum Collection, which offers fresh, fashionable silhouettes with a luxurious look and feel, as well as versatile fleece offerings. We offer innovative apparel products including the Delta Dri line of performance shirts built with moisture-wicking material to keep athletes dry and comfortable; ringspun garments with superior comfort, style and durability; and Delta Soft, a collection with an incredible feel and price. We also offer our heritage, mid- and heavier-weight Delta Pro Weight® and Magnum Weight® tee shirts.  The iconic Soffe brand offers activewear for spirit makers and record breakers and is widely known for the original “cheer short” with the signature roll-down waistband. Soffe carries a wide range of activewear for the entire family. Soffe’s heritage is anchored in the military and its men’s assortment features the tagline “anchored in the military, grounded in training”. Our Soffe products are also available direct to consumers at www.soffe.com.

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

	Three Months Ended		Six Months Ended
	March 2024	March 2023	March 2024	March 2023
Segment net sales:
Delta Group	$63,401	$91,344	$133,004	$188,354
Salt Life Group	15,535	18,991	25,865	29,276
Total net sales	$78,936	$110,335	$158,869	$217,630

Segment operating (loss) income:
Delta Group	$(22,350)	$(7,487)	$(21,860)	$(7,363)
Salt Life Group	197	4,649	(1,933)	4,866
Total segment operating loss	$(22,153)	$(2,838)	$(23,793)	$(2,497)

The following table reconciles the segment operating loss to the consolidated earnings before benefit from income taxes (in thousands):

	Three Months Ended		Six Months Ended
	March 2024	March 2023	March 2024	March 2023
Segment operating loss	$(22,153)	$(2,838)	$(23,793)	$(2,497)
Unallocated corporate expenses	2,283	2,516	5,591	5,483
Unallocated interest expense	3,471	3,723	7,047	6,613
Consolidated loss before provision for (benefit from) income taxes	$(27,907)	$(9,077)	$(36,431)	$(14,593)

	As of
	March 2024	September 2023
Total assets by segment:
Delta Group	$262,906	$345,965
Salt Life Group	98,673	97,934
Corporate	4,320	11,339
Total assets	$365,899	$455,238

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

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that all or some portion of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. During the current quarter, the Company established a valuation allowance of $8.4 million on its previously recorded deferred tax assets.

Our effective income tax rate on operations for the six months ended March 2024 was (23.1%) compared to a rate of 27.5% in the same period of the prior year, and an effective rate of 23.8% for fiscal year 2023. The change in the effective rate relative to prior periods is primarily related to the recording of a valuation allowance on the deferred tax assets and the losses generated.

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

At March 2024 and September 2023, book value for fixed rate debt approximates fair value based on quoted market prices for the same or similar issues or on the current rates offered to us for debt of the same remaining maturities (a Level 2 fair value measurement).

Note M—Legal Proceedings

At times, we are party to various legal claims, actions and complaints. We currently believe that, as a result of legal defenses, insurance arrangements, and indemnification provisions with parties believed to be financially capable, such actions should not have a material adverse effect on our operations, financial condition, or liquidity.

Note N—Repurchase of Common Stock

As of September 28, 2019, our Board of Directors authorized management to use up to $60.0 million to repurchase stock in open market transactions under our Stock Repurchase Program. We did not purchase any shares of our common stock during the March 2024 quarter. Through March 2024, we have purchased 3,735,114 shares of our common stock for an aggregate of $56.4 million under our Stock Repurchase Program since its inception. All purchases were made at the discretion of management and pursuant to the safe harbor provisions of SEC Rule 10b-18. As of March 2024, $3.6 million remained available for future purchases under our Stock Repurchase Program, which does not have an expiration date.

Note O—Goodwill and Intangible Assets

Components of intangible assets consist of the following (in thousands):

	March 2024			September 2023
	Cost	Accumulated Impairment Losses	Net Value	Cost	Accumulated Impairment Losses	Net Value	Economic Life

Goodwill:
Delta Group	$18,592	$(18,592)	$-	$18,592	$(9,812)	$8,780	N/A
Salt Life Group	19,917	-	19,917	19,917	-	19,917	N/A
Total goodwill, net	$38,509	$(18,592)	$19,917	$38,509	$(9,812)	$28,697

	March 2024			September 2023
	Cost	Accumulated Amortization	Net Value	Cost	Accumulated Amortization	Net Value
Intangibles:
Tradename/trademarks	$16,000	$(5,650)	$10,350	$16,000	$(5,384)	$10,616	20 – 30 yrs
Customer relationships	7,400	(4,323)	3,077	7,400	(3,953)	3,447	10 yrs
Technology	10,083	(3,959)	6,124	10,083	(3,509)	6574	10 yrs
License agreements	2,100	(1,095)	1,005	2,100	(1,043)	1,057	15 – 30 yrs
Non-compete agreements	1,657	(1,657)	-	1,657	(1,657)	-	4 – 8.5 yrs
Total intangibles, net	$37,240	$(16,684)	$20,556	$37,240	$(15,546)	$21,694

Goodwill represents the acquired goodwill net of the cumulative impairment losses recorded in fiscal years 2024, 2023 and 2011 of $8.8 million, $9.2 million and $0.6 million, respectively.

In the second quarter of fiscal year 2024, the Company recorded a goodwill impairment charge of $8.8 million associated with the DTG2Go reporting unit. This impairment resulted from an interim assessment of DTG2Go goodwill, which we were required to perform in the second quarter of fiscal year 2024 due to the adverse impact of market conditions on our current year profitability and estimated future business results and cash flows, as well as the significant decrease in our market capitalization because of a sustained decline in our common stock price. In order to determine the fair value of the DTG2Go reporting unit, we utilized discounted cash flow methodology to determine the present value of future discounted cash flows.

Depending on the type of intangible assets, amortization is recorded under cost of goods sold or SG&A expenses. Amortization expense for intangible assets was $0.6 million for both the March 2024 and March 2023 quarters. Amortization expense for intangible assets was $1.1 million and $1.2 million, respectively, for the six months ended March 2024 and March 2023. Amortization expense is estimated to be approximately $2.3 million for the year ending September 2024, approximately $2.2 million for the years ending September 2025 and 2026, approximately $2.0 million for the year ending September 2027, and approximately $1.5 million for the year ending September 2028.

Note P—Sale-Leaseback Transaction

On December 28, 2023, the Company completed a sale-leaseback agreement providing for the sale and long-term leaseback of the Company’s approximately 25-acre property in Knoxville, Tennessee area with approximately 164,000 square feet of distribution space utilized in the Company’s Delta Activewear business. The sales price for the Knoxville, Tennessee area property was $6.5 million and the Company recorded a gain on sale of $5.4 million. The Company utilized the net proceeds to repay outstanding borrowings under its U.S. asset-based revolving credit facility. The Company plans to continue operations at the Knoxville, Tennessee area property uninterrupted and entered into a lease agreement with the buyer with an initial term of 6 years.

Note Q—Subsequent Events

In May 2024, the Company received notice that the largest customer on DTG2Go’s digital first model no longer intends to source production from this platform. Accordingly, impairment indicators  may exist for long-lived assets. We are unable to estimate the amount of any potential impairment to be recorded in the third quarter of fiscal 2024, as the Company is still evaluating the potential impact of the loss of the customer on forecasts of current and future years business performance.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Outlook

We saw signs of improving demand for activewear during our second quarter, but the prolonged industry slump beginning over 18 months ago continued to impact our operations and production levels. Managing liquidity and maintaining access to capital remain our highest priorities and our team has continued to execute well on initiatives to improve our balance sheet during the quarter. Our debt and inventory levels were both down favorably more than 35% year-over-year.  During the quarter we made additional progress in improving the cost structure of our Delta Group segment. The wind-down of our manufacturing operations in Mexico concluded as planned and we made the strategic decision to refocus our Delta Activewear business on its Delta Direct and Retail Direct channels. We will no longer emphasize Delta Activewear's Global Brands channel going forward and are currently exploring the sale of our El Salvador manufacturing operations servicing that channel. This strategic transition is expected to reduce the production complexity in our business and allow us to further consolidate our vertical offshore platform within our multi-facility footprint in Honduras.

With the first half of our fiscal year more challenging than originally anticipated, we are keenly focused on managing our working capital and costs and made significant adjustments to our strategies during the quarter that we believed were necessary to adapt to the realities of our market and operating environments. We also continue to explore the potential sale of our Salt Life business, the sale-leaseback of our Fayetteville, North Carolina campus as well as other initiatives, and will continue to evaluate our strategic options with the best interests of our shareholders and other stakeholders foremost in mind.

Results of Operations

Financial results included herein have been presented on a generally accepted accounting principles (“GAAP”) basis and, in certain limited instances, we have presented our financial results on a GAAP and non-GAAP (“adjusted”) basis, which is further described in the sections entitled “Non-GAAP Financial Measures.”

Net sales were $78.9 million in the second quarter of fiscal 2024 compared to prior year second quarter net sales of $110.3 million.

Net sales in the Delta Group segment were $63.4 million in the second quarter of fiscal 2024 compared to $91.3 million in the prior year second quarter.

Net sales in the Salt Life Group segment for the second quarter of fiscal 2024 were $15.5 million, down $3.5 million as compared to the prior year second quarter, with growth in direct-to-consumer sales offset by lower wholesale sales.

Gross margins were 4.3% for the second quarter of fiscal 2024 compared to 14.7% in the prior year second quarter and driven primarily by lower production volumes and costs incurred in connection with production curtailments (collectively, “Production Curtailment Costs”).  Adjusting for these Production Curtailment Costs, second quarter gross margins were 14.4%.

Delta Group segment gross margins were (6.3)% for the second quarter of fiscal 2024 compared to 5.5% in the prior year second quarter. Adjusting for the Production Curtailment Costs, gross margins were 6.3%.

Salt Life Group segment gross margins were 47.5% in the second quarter of fiscal 2024 compared to 59.0% in the prior year second quarter, with the decrease driven in large part from price discounting activity as well as mix of sales.

Selling, general, and administrative expenses (“SG&A”) declined from $19.3 million in the prior year period to $18.0 million in the second quarter of fiscal 2024. SG&A as a percentage of sales increased over the prior year due primarily to lower net sales as compared to the prior year.

Other expense of $4.9 million for the first six months of fiscal 2024 includes $8.8 million in goodwill impairment charges (the "Goodwill Impairment Charge"), $1.7 million in restructuring charges to better align our offshore manufacturing cost structure (the "Restructuring Costs") offset by a $5.4 million gain on the sale of the Company’s Knoxville, Tennessee area facility offset by costs incurred. Other income for the first six months of fiscal 2023 included a discrete gain of $2.5 million from the settlement of a commercial litigation matter recorded in the first quarter of fiscal 2023 which was offset by the above-referenced costs incurred to better align our offshore manufacturing cost structure with market demand as well as expense in our DTG2Go business as we shifted the digital production capacity from our legacy, single-purpose Clearwater, Florida facility into our national footprint of dual-purpose facilities. Additionally, both periods include profits related to our Honduran equity method investment.

Operating loss in the second quarter of fiscal 2024 was $24.4 million, or (30.9%) of sales, compared to the prior year second fiscal quarter’s operating loss of $5.3 million, or (4.9%) of sales. However, excluding the Production Curtailment Costs, Restructuring Costs, and the Goodwill Impairment Charge, second quarter adjusted operating loss was $6.0 million, or (7.6%) of sales.

Delta Group segment operating loss was $22.4 million, or (35.3%) of sales in the second fiscal quarter of 2024 compared to an operating loss of $7.5 million in the prior year period. However, excluding the Production Curtailment Costs and Restructuring Costs, Delta Group segment adjusted operating loss was

$3.9 million, or (6.1%) of sales.

The Salt Life Group segment achieved operating income of $0.2 million in the second fiscal quarter of 2024, or 1.3% of net sales, compared to prior year period net operating income of $4.6 million, or 24.5% of sales.

EBITDA for the second quarter was $(20.9) million.  Adjusted for the Production Curtailment Costs, Restructuring Costs and Goodwill Impairment Charge, second quarter EBITDA was $(2.4) million.  Delta Group segment EBITDA for the quarter was $(19.4) million. Adjusted for the Production Curtailment, Restructuring Costs and the Goodwill Impairment Charge, Delta Group segment EBITDA was $(1.0) million. Salt Life Group segment EBITDA was $744 thousand.

Net interest expense for the second quarters of fiscal years 2024 and 2023 was $3.5 million and $3.7 million, respectively. The decrease in interest expense over the prior year period is primarily due to lower borrowings partially offset by an increase in interest rates. Net interest expense for the six-month March-ending periods of fiscal years 2024 and 2023 was $7.0 million and $6.6 million, respectively. The increase in interest expense over the prior year period is primarily due to higher interest rates partially offset by lower average borrowings in the current period.

Our effective tax rate on operations for the six-month period ended March 2024 was (23.1%). This compares to an effective tax rate of 27.5% for the same period in the prior year and 23.8% for the full fiscal year 2023. The change in the effective tax rate  relative to prior periods is primarily related to the recording of a valuation allowance on the deferred tax assets and the losses generated. See Note K - Income taxes for more details.

Net loss attributable to shareholders for the second fiscal quarter of 2024 was $36.3 million, or ($5.15) per share, compared to net loss of $7.0 million, or ($1.00) per share, in the prior year period. Excluding the Production Curtailment, Restructuring Costs and Goodwill Impairment Charge, second quarter adjusted net loss was $17.8 million, or ($2.53) per diluted share. Net loss attributable to shareholders for the first six months of fiscal 2024 was $44.8 million, or ($6.38) per share, compared to net loss of $10.6 million, or ($1.51) per share, in the prior year period. Excluding the Production Curtailment, Restructuring Costs and Goodwill Impairment Charge, the adjusted net loss for the first six months of fiscal 2024 was $24.2 million, or ($3.44) per diluted share.

Accounts receivable, net, were $35.2 million at March 2024, compared to $45.1 million as of September 2023. Days sales outstanding (“DSO”) as of March 2024 were 39 days compared to 46 days at September 2023.

Net inventory as of March 2024 was $156.9 million, a decrease of $55.5 million from September 2023. The inventory value is lower than the prior second quarter and fiscal year end as a result of a decrease in units on hand.

Total net debt, including capital lease financing and cash on hand, was $126.2 million at March 2024, a decrease of $39.1 million from September 2023 due to the Company’s effort to reduce working capital in the business. Cash on hand and availability under our U.S. revolving credit facility totaled $11.8 million at March 2024.

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

Reconciliation of GAAP Measures Gross Margin, Operating Loss and Net Loss to Non-GAAP Measures Adjusted Gross Margin, Adjusted Operating Loss, and Adjusted Net Loss

Unaudited

(in thousands)

	Three Months Ended		Six Months Ended
	March 2024	March 2023	March 2024	March 2023

Gross Margin	$3,356	$16,209	$12,102	$29,832
Production Curtailment Costs (1)	8,027	879	9,375	4,249
Adjusted Gross Margin	$11,383	$17,088	$21,477	$34,081
Percent of Sales	14.4%	15.5%	13.5%	15.7%

Operating Loss	$(24,436)	$(5,354)	$(29,384)	$(7,980)
Production Curtailment Costs (1)	8,027	879	9,375	4,249
Restructuring Costs (2)	1,664	813	2,477	813
Goodwill Impairment Charges (3)	8,780	-	8,780	-
Adjusted Operating Loss	$(5,965)	$(3,662)	$(8,752)	$(2,918)

Net Loss	$(36,294)	$(6,992)	$(44,822)	$(10,557)
Production Curtailment Costs (1)	8,027	879	9,375	4,249
Restructuring Costs (2)	1,664	813	2,477	813
Goodwill Impairment Charges (3)	8,780	-	8,780	-
Tax Impact	9	(387)	12	(1,392)
Adjusted Net Loss	$(17,814)	$(5,687)	$(24,178)	$(6,887)

Reconciliation of GAAP Measures Delta Group Segment Gross Margin and Delta Group Segment Operating Income to Non-GAAP Measures Delta Group Segment Adjusted Gross Margin and Delta Group Segment Adjusted Operating Income

Unaudited

(in thousands)

	Three Months Ended		Six Months Ended
	March 2024	March 2024	March 2024	March 2023

Gross Margin	$(4,017)	$5,000	$40	$12,759
Production Curtailment Costs (1)	8,027	879	9,375	4,249
Adjusted Gross Margin	$4,010	$5,879	$9,415	$17,008
Percent of Sales	6.3%	6.4%	7.1%	9.0%

Operating Loss	$(22.350)	$(7,487)	$(21,860)	$(7,363)
Production Curtailment Costs (1)	8,027	879	9,375	4,249
Restructuring Costs (2)	1,664	813	2,477	813
Goodwill Impairment Charges (3)	8,780	-	8,780	-
Adjusted Operating Loss	$(3,879)	$(5,795)	$(1,228)	$(2,301)
Percent of Sales	(6.1%)	(6.3%)	(0.1%)	(1.2%)

Reconciliation of GAAP Measure Net Loss to Non-GAAP Measures Earnings Before Interest Taxes Depreciation and Amortization (“EBITDA”), Adjusted Net Loss and Adjusted EBITDA

Unaudited

(in thousands)

	Three Months Ended	Six Months Ended
	March 2024	March 2024

Net Loss	$(36,294)	$(44,822)
Interest Expense, Net	3,471	7,047
Provision For Income Taxes	8,393	8,403
Delta Group Segment Depreciation and Amortization	2,916	5,957
Salt Life Group Segment Depreciation and Amortization	547	1,081
Unallocated Depreciation and Amortization	57	115
EBITDA	$(20,910)	$(22,219)

Production Curtailment Costs (1)	8,027	9,375
Restructuring Costs (2)	1,664	2,477
Goodwill Impairment Charges (3)	8,780	8,780
Tax Impact	9	12

Adjusted Net Loss	$(17,814)	$(24,178)
Interest Expense, Net	3,471	7,047
Provision For Income Taxes	8,384	8,391
Delta Group Segment Depreciation and Amortization	2,916	5,957
Salt Life Group Segment Depreciation and Amortization	547	1,081
Unallocated Depreciation and Amortization	57	115
Adjusted EBITDA	$(2,439)	$(1,587)

Reconciliation of GAAP Measure Delta Group Segment Operating Loss to Non-GAAP Measures Delta Group Segment EBITDA, Adjusted Delta Group Segment Operating Loss, and Adjusted Delta Group Segment EBITDA

Unaudited

(in thousands)

	Three Months Ended	Six Months Ended
	March 2024	March 2024

Delta Group Segment Operating Loss	$(22,350)	$(21,860)
Delta Group Segment Depreciation and Amortization	2,916	5,957
Delta Group Segment EBITDA	$(19,434)	$(15,903)

Production Curtailment Costs (1)	8,027	9,375
Restructuring Costs (2)	1,664	2,477
Goodwill Impairment Charges (3)	8,780	8,780

Adjusted Delta Group Segment Operating Loss	$(3,879)	$(1,228)
Delta Group Segment Depreciation and Amortization	2,916	5,957
Adjusted Delta Group Segment EBITDA	$(963)	$4,729

Reconciliation of GAAP Measure Salt Life Group Segment Operating Income (Loss) to Non-GAAP Measure Salt Life Group Segment EBITDA

Unaudited

(in thousands)

	Three Months Ended	Six Months Ended
	March 2024	March 2024

Salt Life Group Segment Operating Loss	$197	$(1,933)
Salt Life Group Segment Depreciation and Amortization	547	1,081
Salt Life Group Segment EBITDA	$744	$(852)

(1) Production Curtailment Costs consist of unabsorbed fixed costs, temporary unemployment benefit payments, and other expense items resulting from the Company’s decision to reduce production levels.

(2) Restructuring Costs consist of employee severance benefits paid in connection with the transition of our more expensive Mexico manufacturing capacity to our more efficient Central America manufacturing platform, employee severance benefits paid in connection with restructuring, and additional cost items incurred from restructuring activities.

(3) Goodwill Impairment Charges consists of non-cash charges associated with our DTG2GO business.

Liquidity and Capital Resources

We have typically funded our working capital requirements, capital expenditures, mergers, acquisitions and investments, restructuring activities, and stock repurchases from net cash provided by operating activities, borrowings under our credit facilities, and proceeds from the sale of property, plant and equipment removed from service, if any. See A – Description of Business and Basis of Presentation and Note F - Debt to the Condensed Consolidated Financial Statements for detailed information regarding our debt.

Operating Cash Flows

Operating activities resulted in cash provided of $35.7 million for the six months ended March 2024 compared to net cash used in operations of $19.1 million for the same period in the prior year. The increase in operating cash flows for the six months ended March 2024 primarily relates to focused efforts in inventory reduction. This was partially offset by decreased earnings in the business.

Investing Cash Flows

Cash provided by investing activities totaled $4.6 million for the six months ended March 2024 compared to $1.9 million in the same period in the prior year. The increase in cash provided by investing activities over the prior year was due to proceeds of $6.2 million from the sale of our Knoxville, Tennessee area facility partially offset by capital expenditures. The Company anticipates a reduction in capital expenditures for fiscal 2024.

Financing Activities

Financing activities resulted in $39.7 million in cash used for the six months ended March 2024 compared to cash provided by financing activities of $17.5 million in the same period in the prior year.  Changes in both periods primarily related to net proceeds repayments of debt and debt drawdowns to fund our operating activities, working capital needs and certain capital investments.

Future Liquidity and Capital Resources

See Note A – Description of Business and Basis of Presentation and Note F – Debt to the Condensed Consolidated Financial Statements for discussion of our various financing arrangements, including the terms of our asset-based U.S. revolving credit facility.

Our asset-based U.S. revolving credit facility and cash flows from operations are intended to fund our day-to-day working capital needs and, along with capital lease financing arrangements, to fund our planned capital expenditures. However, any material deterioration in our results of operations may result in the loss of our ability to borrow under our U.S. revolving credit facility and to issue letters of credit to suppliers or may cause the borrowing availability under that facility to be insufficient for our needs. Availability under our credit facility is primarily a function of the levels of our accounts receivable and inventory. A significant deterioration in our accounts receivable or inventory levels could restrict our ability to borrow additional funds or service our indebtedness. Our availability at March 2024 was above the applicable minimum thresholds specified in our credit agreement, and we were not in compliance with the applicable EBITDA covenant minimum thresholds.

Our current liquidity position raises substantial doubt as to our ability to continue as a going concern over the next 12 months and we believe we will need to raise capital or obtain other liquidity in the near future in order to have sufficient resources to fund our operations and meet the obligations specified in our Amended Credit Agreement for the next 12 months. To date, we have been unable to raise the necessary capital or otherwise obtain the necessary liquidity to have sufficient resources to fund our operations and meet the obligations specified in our Amended Credit Agreement for the next 12 months.  Moreover, there can be no assurance that we will be successful in raising the necessary capital or otherwise obtaining the necessary liquidity, that any such capital or liquidity will be available to us on terms acceptable to us, or at all, or that we will be successful in any of our other endeavors to become financially viable and continue as a going concern. Our inability to raise additional capital or obtain other liquidity on acceptable terms in the near future would have a material adverse effect on our business, prospects, results of operations, liquidity and financial condition. Furthermore, any decline in the market price of our common stock could make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate.

Our term loan and revolving credit facility in Honduras and our term loan in El Salvador allow the Company to finance both operations and capital expenses. Each of these loans are secured by a first-priority lien on the assets of our Honduran and El Salvador operations and is not guaranteed by our U.S. entities. The Honduran revolving credit facility permits us to re-borrow funds up to the amount repaid, subject to certain objective covenants. While we intend to re-borrow funds, subject to those covenants, we have classified the explicit repayment amounts included within the loan agreement as long-term if due more than a year after March 30, 2024.

Share Repurchase Program

We did not purchase any shares under our previously announced share repurchase program in the year-to-date through March 30, 2024. The total amount repurchased during the life of the program is $56.4 million. At the end of the second quarter of fiscal 2024, we had $3.6 million of remaining repurchase capacity under our existing authorization.

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

Changes in Internal Control Over Financial Reporting

There were no changes during the March 2024 quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our future success depends in part on our ability to successfully implement our strategic plans and achieve our business strategies. We continue to focus on strategic initiatives designed to enhance our capabilities and liquidity and strengthen the foundation of our Company. For example, we are committed to exploring opportunities to monetize our manufacturing and distribution campus in Fayetteville, North Carolina through a sale-leaseback transaction as well as the sale of our manufacturing operations located in El Salvador that service the Global Brands channel our Delta Activewear business is no longer emphasizing.  In addition, our Board of Directors continues to review strategic options for our Salt Life business. There can be no assurance that these or other future strategic initiatives will be successful to the extent we expect, or at all. Additionally, we are investing resources in these initiatives and the costs of the initiatives may outweigh their benefits. If we miscalculate the resources we need to complete these strategic initiatives or fail to implement them effectively, our business, operating results and liquidity position could be adversely affected.

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

During the second quarter of our fiscal year 2024, our liquidity position continued to prevent us from purchasing all of the yarn, dyes, chemicals and other production inputs required to supply our manufacturing facilities and allow them to run at the levels required to meet our business plans. When we operate our manufacturing facilities at below capacity levels and/or the levels required to meet our business plans, we can incur significant manufacturing variances due to lower fixed cost absorption rates that increase unit and other costs and lower our gross margins, causing a material adverse effect on our results of operations.  When we operate our manufacturing facilities below the levels required to meet our business plans or needs, we also may be unable to fulfill demand for our products, which negatively impacts our business and results of operations and can potentially damage our reputation and customer relationships.

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

Weakening sales may require us to reduce manufacturing operations to match our output to demand or expected demand and reductions in our manufacturing operations may increase unit and other costs and lower our gross margins, causing a material adverse effect on our results of operations and liquidity position. For example, during fiscal year 2023 and the first six months of our fiscal year 2024, we experienced significant reductions in demand across our Activewear business due primarily to high inventory levels across the supply chain, including but not limited to channels serving mass retailers, and we made the decision to curtail our production levels to maintain balance with the declining demand. We incurred expenses in connection with our decision to reduce production that amounted to approximately $9.4 million in the first six months of fiscal year 2024 and $8.0 million in excess cost during fiscal year 2023, with most of that cost driven by lower fixed cost absorption due to lower production volume and the payment of temporary unemployment benefits to idled employees at our offshore locations.

Operating losses could continue and we may be restricted in our ability to borrow under our revolving credit facility or service our indebtedness. We incurred operating losses in fiscal year 2023 as well as in the first six months of our fiscal year 2024 and have financed our operations principally through borrowings under our U.S. asset-based revolving credit facility. Future profitability is difficult to predict with certainty given the current market environment and our liquidity position. Failure to achieve profitability could materially and adversely affect the value of our Company and our ability to effect additional financing. The success of our business depends on our ability to increase revenues to offset expenses and operate profitably. If we are unable to meet or achieve our revenue targets and/or unable to reduce operating expenses, our business, financial condition and operating results will be materially adversely affected and we may incur additional operating losses.

Significant operating losses or significant uses of cash in our operations have caused, and could continue to cause, us to default on our U.S. asset-based revolving credit facility. We rely on our credit facility, as well as on cash generated by our operations, to fund our working capital, capital expenditure and other operational needs, to make acquisitions, to fund repurchases under our share repurchase program and to pay dividends should we choose to do so in the future. Our working capital needs are generally greater in advance of the spring and summer selling seasons. Availability under our credit facility is primarily a function of the levels of our accounts receivable and inventory, as well as the uses of cash in our operations. A significant deterioration in our accounts receivable or inventory levels could restrict our ability to borrow additional funds or service our indebtedness. Cash on hand and availability under our U.S. revolving credit facility totaled $11.8 million at March 30, 2024.

The covenants in our credit facility include, among other things, limitations on asset sales, consolidations, mergers, liens, indebtedness, loans, investments, guaranties, acquisitions, dividends, stock repurchases, and transactions with affiliates as well as requirements to complete transactions related to certain assets. During the second quarter of our fiscal year 2024 we became non-compliant with certain EBITDA and other thresholds in our U.S. asset-based revolving credit facility and it is probable that we will not satisfy other thresholds in our U.S. asset-based revolving credit facility. A failure to satisfy our minimum availability threshold requires us to maintain the minimum fixed charge coverage ratio (FCCR) specified in our credit agreement, which we may not be able to maintain. Our non-compliance with one or more of the financial covenants in our U.S. revolving credit facility constitutes a breach of that agreement and an event of default. If an additional event of default under our credit facility occurs or becomes imminent, we may request our credit agreement lenders to provide a waiver. If we were unsuccessful in that endeavor, we could explore alternative sources of capital, whether debt or equity, which would likely be more expensive than the costs we incur under our credit facility and may not be available. If we were unable to cure an un-waived event of default under our credit facility, we would be unable to borrow additional amounts under the facility, we could be unable to fund our working capital and capital expenditure needs, make acquisitions, fund share repurchases or pay dividends, and our lenders thereunder could accelerate our obligations under the agreement and foreclose on our assets subject to the liens in their favor. This circumstance would have a material adverse effect on our business, prospects, results of operations, liquidity and financial condition.

Our financial statements have been prepared assuming a going concern. Our financial statements as of March 30, 2024, were prepared under the assumption that we will continue as a going concern for the next 12 months from the date of issuance of these financial statements; however, there is substantial doubt regarding our ability to continue as a going concern for such period. We believe we will need to raise capital or obtain other liquidity in the near future to have sufficient resources to fund our operations and meet the obligations specified in our U.S. asset-based credit facility for the next 12 months. There can be no assurance, however, that we will be successful in raising the necessary capital or otherwise obtaining the necessary liquidity, that any such capital or liquidity will be available to us on terms acceptable to us, or at all, or that we will be successful in any of our other endeavors to become financially viable and continue as a going concern. Our inability to raise additional capital or obtain other liquidity on acceptable terms in the near future would have a material adverse effect on our business, prospects, results of operations, liquidity and financial condition. Furthermore, any decline in the market price of our common stock could make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate.

We may be subject to the impairment of acquired intangible assets. When we acquire a business, a portion of the purchase price of the acquisition may be allocated to goodwill and other identifiable intangible assets. The amount of the purchase price that is allocated to goodwill is determined by the excess of the purchase price over the net identifiable assets acquired. At March 2024 and September 2023, our goodwill and other intangible assets were approximately $40.5 million and $50.4 million, respectively. We conduct an annual review, and more frequent reviews if events or circumstances dictate, to determine whether goodwill is impaired. We also determine whether impairment indicators are present related to our identifiable intangible assets. If we determine that goodwill or intangible assets are impaired, we would be required to write down the value of these assets. We completed our annual impairment test of goodwill on the first day of our third fiscal quarter of fiscal year 2023 and concluded that there was no indication of impairment.  However, based upon the subsequent operating results and projections for our DTG2Go business, we concluded that the goodwill associated with that business was impaired. Due to this impairment, we recorded an impairment charge of $9.2 million in fiscal year 2023.

At March 2024, we concluded based on the assessment performed that there was additional indication of impairment on the goodwill in our DTG2Go business and recorded an impairment of $8.8 million in March 2024. There can, however, be no assurance that we will not be required to take an impairment charge on other goodwill or intangible assets in the future, which could have a material adverse effect on our results of operations.

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

During the second quarter of fiscal 2024, none of our directors or Section 16 officers adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408(a) of Regulation S-K).

Dr. Bill C. Hardgrave resigned from service on the Company’s Board of Directors effective as of May 6, 2024.

Justin M. Grow has notified the Company of his decision to resign from his position as Executive Vice President and Chief Administrative Officer.  Mr. Grow’s resignation will be effective as of July 2, 2024, and he will continue serving in his current position and capacity through such date.

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

DELTA APPAREL, INC. (Registrant)

Date	May 9, 2024	By:	/s/ Nancy P. Bubanich
Nancy P. Bubanich Chief Accounting Officer